Form 10-Q
period 1996-04-30
LANVISION SYSTEMS INC
filed 1996-06-12
CIK 1008586

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:  0-28132

                            LANVISION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     31-1455414
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                             10671 Techwoods Circle
                          Cincinnati, Ohio 45242-2846
              (Address of principal executive offices) (Zip Code)

                                 (513) 554-6900
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of June 10, 1996: 8,896,500.

                               TABLE OF CONTENTS

                                                                                            Page
Part I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets at April 30, 1996 and January 31, 1996 . . . .   3

       Condensed Consolidated Statements of Operations for the three months ended April
           30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

       Condensed Consolidated Statements of Cash Flows for the three months
           ended April 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . .   6

       Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . .   7

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 5.    Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .  15

           Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

PART I.       FINANCIAL INFORMATION
Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LANVISION SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

Assets

                                                                       (Unaudited)      (Audited)
                                                                        April 30,      January 31,
                                                                           1996           1996
                                                                       ------------    -----------
Current assets:

    Cash ...........................................................   $  1,783,770    $      --
    Short-term cash equivalents ....................................     32,260,881           --
    Accounts receivable, net of allowance for doubtful
        accounts of $125,000 and $75,000, respectively .............      2,156,577      1,871,099
    Unbilled receivables ...........................................        687,847        677,620
    Other ..........................................................        784,553        164,182
                                                                       ------------    -----------
          Total current assets .....................................     37,673,628      2,712,901

Property and equipment:
    Equipment ......................................................        452,650        356,914
    Software .......................................................        109,832         98,225
    Furniture and fixtures .........................................         43,719         40,237
                                                                       ------------    -----------
                                                                            606,201        495,376
    Accumulated depreciation and amortization ......................       (331,197)      (314,380)
                                                                       ------------    -----------
                                                                            275,004        180,996
Capitalized software development, net of accumulated amortization of
$470,563 and $455,563, respectively ................................        172,366        152,366
                                                                       ------------    -----------
                                                                       $ 38,120,998    $ 3,046,263
                                                                       ============    ===========

See Notes to Condensed Consolidated Financial Statements.

                            LANVISION SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

  Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit)

                                                                                 (Unaudited)      (Audited)
                                                                                  April 30,      January 31,
                                                                                     1996           1996
                                                                                 ------------    -----------
Current liabilities:

    Notes payable ............................................................   $       --      $   600,000
    Accounts payable .........................................................      2,188,169      1,185,157
    Accrued expenses .........................................................        798,500        210,727
    Deferred revenue .........................................................      1,305,454        846,104
                                                                                 ------------    -----------
          Total current liabilities ..........................................      4,292,123      2,841,988

Convertible redeemable preferred stock, $.01 par value per share, 8,500 shares authorized, issued and outstanding
    (aggregate liquidation preference of $850,000) ...........................           --          850,000

Stockholders' equity (deficit):
Preferred stock $.01 par value per share, 5,000,000 shares authorized, 8,500 shares issued and outstanding
        (see above) ..........................................................           --             --
    Common stock, $.01 par value per share, 25,000,000 shares
        authorized, 8,896,500 shares issued and outstanding at
        April 30, 1996; 4,488,000 shares of no par value issued
        and outstanding at January 31, 1996 ..................................         88,965         45,000
    Capital in excess of par value ...........................................     35,210,817           --
    Accumulated deficit ......................................................     (1,470,907)      (690,725)
                                                                                 ------------    -----------
Total stockholders' equity (deficit) .........................................     33,828,875       (645,725)
                                                                                 ------------    -----------
                                                                                 $ 38,120,998    $ 3,046,263
                                                                                 ============    ===========

See Notes to Condensed Consolidated Financial Statements.

                            LANVISION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three Months Ended April 30,

                                  (Unaudited)

                                                            1996           1995
                                                        -----------    -----------
Revenues:

    Systems sales ...................................   $ 1,674,317    $   122,027
    Service, maintenance and support ................       439,176        279,973
                                                        -----------    -----------
        Total revenues ..............................     2,113,493        402,000

Operating expenses:

    Cost of systems sales ...........................       996,884         70,961
    Cost of service, maintenance and support ........       481,197        187,701
    Selling, general and administrative .............     1,056,213        313,210
    Product research and development ................       279,736        186,241
                                                        -----------    -----------
        Total operating expenses ....................     2,814,030        758,113
                                                        -----------    -----------
    Operating (loss) ................................      (700,537)      (356,113)
Other income (expense), including interest expense of
$79,684 and $7,559, respectively ....................       (79,645)          (629)
                                                        -----------    -----------
    Net (loss) ......................................   $  (780,182)   $  (356,742)
                                                        ===========    ===========

(Loss) per common share .............................   $      (.12)   $      (.06)
                                                        ===========    ===========

Number of shares used in per common share computation     6,404,694      6,190,325
                                                        ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                            LANVISION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Three Months Ended April 30,

                                  (Unaudited)

                                                                   1996           1995
                                                              ------------    ----------
Operating activities:

Net (loss) ................................................   $   (780,182)   $(356,742)
Adjustments to reconcile net (loss) to net cash
  provided by (used for) operating activities:

     Depreciation and amortization ........................         31,817       40,517

Cash provided by (used for) current assets and liabilities:

     Accounts and unbilled receivables ....................       (295,705)     230,091
     Other assets .........................................       (620,371)      (4,288)
     Accounts payable and accrued expenses ................      1,590,785     (314,711)
     Deferred revenue .....................................        459,350       96,390
                                                              ------------    ---------
Net cash provided by (used for) operating activities ......        385,694     (308,743)

Investing activities:

Purchases of property and equipment .......................       (110,825)     (16,708)
Capitalization of software development costs ..............        (35,000)     (30,827)
                                                              ------------    ---------
Net cash (used for) investing activities ..................       (145,825)     (47,535)

Financing activities:

Payments on line of credit, net ...........................       (600,000)      25,000
Issuance of common stock ..................................     34,404,782         --
                                                              ------------    ---------
Net cash provided by financing activities .................     33,804,782       25,000
                                                              ------------    ---------

Increase (decrease) in cash ...............................     34,044,651     (331,278)
Cash at beginning of period ...............................           --        618,157
                                                              ------------    ---------
Cash and short term cash equivalents at end of period .....   $ 34,044,651    $ 286,879
                                                              ============    =========

Supplemental cash flow disclosures:

    Income taxes paid .....................................   $       --      $    --
    Interest paid .........................................   $     79,684    $   7,559

See Notes to Condensed Consolidated Financial Statements.

                            LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Registration Statement on Form S-1, Registration Number 333-01494. Operating results for the three months ended April 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1997.

Note 2 - CASH EQUIVALENTS

Short-term cash equivalents at April 30, 1996, consist of investments in a money market fund (which invests in U.S. Treasury Securities) and U.S. Treasury Bills with initial terms of less than three months. For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Note 3 - PUBLIC OFFERING OF COMMON STOCK

On April 18, 1996, the Company issued 2,912,500 Shares of Common Stock in an Initial Public Offering. The net proceeds to the Company, before expenses, was $35,211,147.

Note 4 - CHANGES IN ACCOUNT BALANCES

Other income (expense), net consists primarily of interest expense on higher levels of outstanding indebtedness during the current quarter.

Other current assets at January 31, 1996, consisted primarily of costs related to the Company's Initial Public Offering, which were subsequently offset against the net proceeds from the stock offering. (See Note 3.) At April 30, 1996, other current assets consist primarily of prepaid insurance, and acquired software and hardware awaiting installation at customer sites.

The increase in accounts payable relates primarily to unpaid invoices relating to the cost of the Initial Public Offering (approximately $350,000) and increased purchases of third party software for installation at a customer site (approximately $896,000).

The increase in accrued expenses results primarily from the accrual of expenses related to the Initial Public Offering and increased compensation expense.

The increase in deferred revenue relates primarily to progress billings to customers prior to the installation of the system, and accordingly deferral of the revenue until the installation is completed.

Note 5 - EARNINGS PER SHARE

On April 18, 1996, the Company issued 2,912,500 shares of Common Stock in an Initial Public Offering and issued 1,496,000 common shares upon conversion of the Company's Convertible Redeemable Preferred Stock. (See Note 3.) Per share data and numbers of common shares contained in these Condensed Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the 4,408,500 shares issued.

The (loss) per common share is calculated using the weighted average number of common shares outstanding during the period (6,404,694), assuming the conversion of the Convertible Redeemable Preferred Stock to 1,496,000 shares of Common Stock, on an if converted basis as of the beginning of the quarter, and the issuance of 2,912,500 common shares on April 18, 1996, the date of the Initial Public Offering.

The (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options) as the inclusion thereof would be antidilutive.

In accordance with the Staff Accounting Bulletin (SAB) 83 of the Securities and Exchange Commission, the prior period (loss) per share is calculated assuming the effect of any potentially dilutive securities priced below the Initial Public Offering price issued during the one year period before the filing of the Initial Public Offering. Accordingly, the weighted average shares outstanding for this calculation is 6,190,325 shares.

Note 6 - SUBSEQUENT EVENT

In May, 1996, the Company entered into a five year lease agreement, commencing August 15, 1996, for the lease of new offices for the Company in suburban Cincinnati, Ohio. The average annual rental expense approximates $400,000 over the life of the lease. A copy of the lease has been filed as Exhibit 10 to this Form 10-Q.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained herein, this Discussion and Analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements, including those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS:

GENERAL

LanVision is a leading provider of healthcare information access systems that enable hospitals and integrated healthcare networks to capture, manage, retrieve, process and store vast amounts of clinical and financial patient information. The Company's systems deliver on-line enterprise-wide access to fully-updated patient information which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm. LanVision's systems, which incorporate data management, document imaging and workflow technologies, consolidate patient information into a single repository and provide fast and efficient access to patient information from universal workstations located throughout the enterprise, including the point of patient care. The systems are specifically designed to meet the needs of physicians and other medical and administrative personnel and can accommodate multiple users requiring simultaneous access to patient information, thereby eliminating file contention. By providing access to all forms of patient information, the Company believes that its healthcare information access systems are essential components of the computer-based patient record.

The Company's revenues are derived from the licensing and sale of systems comprised of internally developed software, third party software and hardware, and from professional services, maintenance and support services. These services include implementation, training, project management and custom software development and currently are provided only to the company's customers with installed systems or who are in the process of installing systems. Revenues from professional services, maintenance and support services typically are expected to increase as the number of installed systems increases, although the margins on these revenues are expected to fluctuate based upon the negotiated terms of the agreement with each customer and the Company's ability to fully utilize its professional services, maintenance and support services staff. The highest margin on systems sales is on proprietary software with lower margins on third party hardware and software. Systems sales to any given customer may include differing proportions of software and hardware, resulting in varying margins among contracts.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. The sales cycle for the Company's systems is typically six to eighteen months from initial contact to the execution of a master sales agreement. As a result, the sales cycle causes variations in quarter to quarter results. These master agreements cover the entire implementation of the systems and specify the implementation schedule, which typically takes place in one or more phases. The agreements generally provide for the licensing of the Company's software and third party software with a one-time perpetual license fee that is adjusted depending on the number of workstations using the software. Third party hardware is usually sold outright, with a one-time fee charged for installation and training. Some specific customization, interfaces to existing customer systems and other consulting services are sold on a fixed fee or a time and material basis.

LanVision enters into master sales agreements with its customers to specify: the scope of the systems to be installed and services to be provided by LanVision, the agreed upon aggregate price and the preliminary timetable for implementation. The master sales agreement typically provides that the Company will deliver the systems in phases pursuant to the customer's purchase orders, thereby allowing the customer flexibility in the timing of its receipt of systems and to make adjustments that may arise upon changes in technology or changes in customer needs. The Company's master sales agreements generally proved that the customer may terminate its agreement upon a material breach by the Company, may delay certain aspects of the installation and may terminate the agreement at the customer's discretion without penalty and without regard to the Company's performance. The master sales agreement also allows the customer to request additional components as the installation progresses, which additions are then separately negotiated as to price and terms. Historically, customers have ultimately purchased systems and services in addition to those originally contemplated by the master sales agreement, although there can be no assurance that this trend will continue in the future.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter to quarter as a result of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers increase. Because a significant percentage of the Company's operating costs are expensed as incurred, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results from quarter to quarter. Accordingly, the Company believes that quarter-to-quarter comparisons of its revenues and operating results from the above factors and the significant expansion of operations previously discussed, may not necessarily be meaningful and should not be relied upon as indicators of future performance.

Generally, revenue from systems sales is recognized when a purchase agreement is signed and products are shipped. Revenue recognition related to routine installation, integration and other insignificant obligations is deferred until the work is performed. If an agreement requires the Company to perform services and modifications that are deemed significant to system acceptance, revenue related to the delivered hardware and software components is deferred until such obligations are deemed insignificant. Revenue from consulting, training and implementation services is recognized as the services are performed. Revenue from short-term support and maintenance agreements is recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of the revenue are classified as deferred revenue. Revenue recognized prior to progress billings to customers is recorded as unbilled receivables.

The Company's revenues and operating results may vary significantly from quarter to quarter as a result of a number of other factors, many of which are outside the Company's control. These factors include the relatively large size of customer agreements, unpredictability in the number and timing of systems sales, length of the sales cycle, delays in the installation process and changes in the customer's financial condition or budget. Also, because a significant percentage of the company's operating costs are expensed as incurred, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period to period comparisons may not be meaningful with respect to the past operations of the Company nor are they necessarily indicative of the future operations of the Company.

REVENUES:

Revenues for the fiscal quarter ended April 30, 1996, were $2,113,493 compared with $402,000 in the comparable quarter of 1995. The increase in revenues is the result of installation and/or expansion of systems within the current installed base of customers under the twelve current master sales agreements. Between the end of the first quarter of fiscal 1995, and the 1995 fiscal year end, the Company executed five new master agreements. There were no master sales agreements executed with new customers during the first quarter of 1996. As previously discussed, after a master sales agreement is executed, LanVision does not record revenues until it ships the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Three customers accounted for approximately 90% and 78% of revenues for the first quarter of 1996 and 1995, respectively.

OPERATING EXPENSES:

Cost of System Sales

The cost of systems sales includes amortization of capitalized software development costs, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the hardware and software system configuration of the systems sold. The cost of systems sales as a percentage of systems sales for the first quarter of 1996 and 1995 were 59% and 58%, respectively.

Cost of Service, Maintenance and Support

The cost of service, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of service, maintenance and support revenues, the cost of such service, maintenance and support was 109% and 67% for the first quarter of fiscal 1996 and 1995, respectively.

The professional services staff was increased by five persons in the first quarter of 1996. The negative margin on services in the first quarter of 1996 was due to an increase in non-billable time associated with the expansion of the professional services staff and various internal consulting projects. In addition, in the first quarter of 1996, the Company performed several special projects for customers at discounted rates.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of salaries, commissions, benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel as well as general corporate expenses. During the first quarter, operating expenses increased to $1,056,213 compared with $313,210 in the comparable prior quarter. The company continued to expand operations, including the infrastructure necessary to support its anticipated future operations, in order to take advantage of the growth market opportunities in the healthcare information systems market. During the first quarter of 1996, the selling, general and administrative staff was increased by four persons. During the next three quarters, the Company intends to continue to expand its operations. Accordingly, management expects operating expenses to continue to increase as the Company employs additional personnel and expand its facilities.

Product Research and Development

Product research and development expenses consist primarily of compensation and related benefits, and an allocated portion of general overhead costs. During the first quarter of 1996, the product research and development staff was increased by five persons. The majority of product research and development expenses for the current quarter relate to the continued enhancement of ChartVision(R) version 3.0 and the development of On-Line Chart Completion(TM) software. The Company capitalized, in accordance with Financial Accounting Standards No. 86, $35,000, and $30,827 of product research and development costs in the first quarter of fiscal 1996 and 1995, respectively.

Net loss

The net loss for the first fiscal quarter of 1996 was $780,182 ($.12) compared with a net loss of $356,742 ($.06) in the first quarter of 1995, primarily as a result of the increase in expenses discussed above.

Since commencing operations in 1989, the Company has from time to time incurred operating losses. Although the Company achieved profitability in fiscal years 1992 and 1993, the Company incurred a net loss in fiscal years 1994 and 1995. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods.

LIQUIDITY AND CAPITAL RESOURCES

On April 18, 1996, the Company, in its Initial Public Offering, issued 2,912,500 Shares of Common Stock, with net proceeds to the Company, before expenses, of $35,211,147. Subsequent to April 30, 1996, the Company entered into a five year lease for office facilities with an annual rental of approximately $400,000. The Company has no other significant obligations for capital resources. It is expected that existing cash, cash equivalents, the availability of borrowings under the credit line, as well as cash provided from operations, will be sufficient to meet anticipated cash requirements, including the planned expansion of staff, office facilities and furniture and equipment.

The Company's customers typically have been well-established hospitals or medical facilities with good credit history, and payments have been received within normal time frames for the industry. Master sales agreements with customers often involve significant amounts, and contract terms typically require customers to make progress payments. At April 30, 1996, accounts receivable were approximately $335,000 greater than accounts receivable at January 31, 1996. This increase is primarily due to the increase in billings during the quarter. At April 30, 1996, accounts payable were approximately $1,003,000 greater than accounts payable at January 31, 1996. The increase in accounts payable is due to the increase in purchases of hardware and third party software in April.

LanVision maintains a revolving line of credit with The Huntington National Bank allowing the Company to borrow up to $1,400,000, bearing interest at the bank's prime commercial rate plus three-quarters of one percent per annum. Under the terms of the loan agreement, the Company is able to borrow money based on a percentage of its eligible receivables. The Company currently has no outstanding indebtedness under this line of credit.

SIGNED AGREEMENTS - BACKLOG

At April 30, 1996, the Company's customers had entered into master sales agreements for systems and services (excluding maintenance) which had not yet been delivered, installed and accepted which, if fully performed, would generate sales of approximately $9,500,000. The systems and services related to the master agreements are expected to be delivered or performed over the next two to three years. Of the backlog at April 30, 1996, the Company has received purchase order for $6,700,000 of systems and services (excluding maintenance).

In addition, the Company's master sales agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance services on a monthly, quarterly or annual basis.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not currently engaged in any litigation.

Item 5 OTHER INFORMATION

George E. Castrucci, 58, a business consultant and private investor was appointed to the Company's Board of Directors. Mr. Castrucci is the retired Chief Executive Officer of Great American Broadcasting, formerly known as Taft Broadcasting Company. He serves on the Board of Directors of Baldwin Piano & Organ Company, Kenley Corporation, Sencorp, BMF Federal Savings Bank, and the Ohio National Life Insurance Company mutual funds, One Fund, Inc. and Ohio National Fund, Inc. Mr. Castrucci's appointment increases the Company's Board to 4 Directors.

In May, 1996, the Company entered into a five year lease agreement, commencing August 15, 1996, for the lease of new offices for the Company in suburban Cincinnati, Ohio. The average annual rental expense approximates $400,000 over the life of the lease. A copy of the lease has been filed as Exhibit 10 to this Form 10-Q.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

     (10)   Material Contract - Office Lease with Duke Realty Limited
            Partnership

     (11)   Computation of Earnings (Loss) Per Common Share

     (27)   Financial Data Schedule

 (b) Reports on Form 8-K

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LANVISION SYSTEMS, INC.

DATE:       June 12, 1996        By:  /s/ J. BRIAN PATSY
                                     -------------------------
                                      J. Brian Patsy
                                      Chief Executive Officer,
                                      President and Treasurer

DATE:       June 12, 1996        By:  /s/ THOMAS E. PERAZZO
                                     -------------------------
                                      Thomas E. Perazzo
                                      Chief Financial Officer

                               INDEX TO EXHIBITS

                                                                  Sequential
    Exhibit No.                 Exhibit                            Page No.
    -----------                 -------                           ----------
       10        Material Contract - Office Lease with Duke Realty
                     Limited  Partnership  . . . . . . . . . . . . .  17

       11        Computation of Earnings (Loss) Per Common Share . .  70

       27        Financial Data Schedule . . . . . . . . . . . . . .  71