Form 10-Q
period 1996-07-31
LANVISION SYSTEMS INC
filed 1996-09-04
CIK 1008586

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

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

                                 (513) 554-6900
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

     Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of September 3, 1996: 8,896,500.

This report consists of 24 pages and the index to exhibits appears on page 16.



                                TABLE OF CONTENTS

                                                                                                                       Page
Part I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets at July 31, 1996 and January 31, 1996. . . . . . . . . . . . . . . .        3

       Condensed Consolidated Statements of Operations for the three & six months ended
           July  31,  1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

       Condensed Consolidated Statements of Cash Flows for the six months ended
           July  31,  1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

       Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .          7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9


Part II.   OTHER INFORMATION

Item 6.    Exhibits  and  Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

           Signatures  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15





PART I.       FINANCIAL INFORMATION
Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

Assets

                                                                                     (Unaudited)          (Audited)
                                                                                      July 31,           January 31,
                                                                                        1996                 1996
                                                                                  ------------------   -----------------
Current assets:
    Cash                                                                         $        543,343     $            --
    Short-term cash equivalents, at cost plus accrued interest
        which approximates market                                                      31,219,009                  --
    Accounts receivable                                                                 2,007,137             1,946,099
    Unbilled receivables                                                                1,677,738               677,620
    Allowance for doubtful accounts                                                      (155,000)              (75,000)
    Other                                                                                 806,492               164,182
                                                                                  ---------------      ----------------
          Total current assets                                                         36,098,719             2,712,901

Property and equipment:
    Equipment                                                                             731,841               356,914
    Software                                                                              120,666                98,225
    Furniture and fixtures                                                                 54,713                40,237
                                                                                  ---------------      ----------------
                                                                                          907,220               495,376
    Accumulated depreciation and amortization                                            (364,755)             (314,380)
                                                                                  ---------------      ----------------
                                                                                          542,465               180,996
Capitalized software development, net of accumulated amortization of
$491,563 and $455,563, respectively                                                       196,367               152,366
                                                                                  ---------------      ----------------
                                                                                 $     36,837,551     $       3,046,263
                                                                                  ===============      ================






See Notes to Condensed Consolidated Financial Statements.


                            LANVISION SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit)

                                                                                     (Unaudited)           (Audited)
                                                                                       July 31,           January 31,
                                                                                         1996                 1996
                                                                                   ------------------   -----------------
  Current liabilities:
    Notes payable                                                                 $           --       $       600,000
    Accounts payable                                                                     1,317,488           1,185,157
    Accrued compensation                                                                   500,845             194,436
    Accrued other expenses                                                                 639,456              16,291
    Deferred revenue                                                                       789,469             846,104
                                                                                   ---------------      --------------
          Total current liabilities                                                      3,247,258           2,841,988

Convertible redeemable preferred stock, $.01 par value per share, 8,500 shares authorized, issued and outstanding
    (aggregate liquidation preference of $850,000)                                            --               850,000

Stockholders' equity (deficit):
    Preferred stock $.01 par value per share, 5,000,000 shares authorized,
        8,500 shares issued and outstanding
        (see above)                                                                           --                  --
    Common stock, $.01 par value per share, 25,000,000 shares
        authorized, 8,896,500 shares issued and outstanding at
        July 31, 1996; 4,488,000 shares of no par value issued
        and outstanding at January 31, 1996                                                 88,965              45,000
    Capital in excess of par value                                                      35,110,817                --
    Accumulated deficit                                                                 (1,609,489)           (690,725)
                                                                                   ---------------      --------------
Total stockholders' equity (deficit)                                                    33,590,293            (645,725)
                                                                                   ---------------      --------------
                                                                                  $     36,837,551     $     3,046,263
                                                                                   ===============      ==============




See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       Three and Six Months Ended July 31,

                                   (Unaudited)

                                                                 Three Months Ended            Six Months Ended
                                                            --------------------------    --------------------------

                                                                1996           1995           1996           1995
                                                            -----------    -----------    -----------    -----------
  Revenues:
    Systems sales                                         $   2,769,442   $    813,108  $   4,443,759  $     935,135
    Service, maintenance and support                            600,695        368,576      1,039,871        648,549
                                                            -----------    -----------    -----------    -----------
        Total revenues                                        3,370,137      1,181,684      5,483,630      1,583,684

Operating expenses:
    Cost of systems sales                                     1,516,278        496,226      2,513,162        567,187
    Cost of service, maintenance and support                    767,851        382,316      1,249,048        570,017
    Selling, general and administrative                       1,397,457        255,615      2,453,670        568,825
    Product research and development                            297,445        165,277        577,181        351,518
                                                            -----------    -----------    -----------    -----------
        Total operating expenses                              3,979,031      1,299,434      6,793,061      2,057,547
                                                            -----------    -----------    -----------    -----------
    Operating (loss)                                           (608,894)      (117,750)    (1,309,431)      (473,863)
Interest income                                                 470,313           --          470,351          6,930
Interest expense                                                   --           11,282         79,684         18,841
                                                            -----------    -----------    -----------    -----------
    Net (loss)                                             $   (138,581)  $   (129,032) $    (918,764) $    (485,774)
                                                            ===========    ===========    ===========    ===========

(Loss) per common share                                    $    (.02)     $    (.02)    $     (.12)    $     (.08)
                                                            ===========    ===========    ===========    ===========

Number of shares used in per common share computation         8,896,500      6,190,325      7,664,288      6,190,325
                                                            ===========    ===========    ===========    ===========








See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Six Months Ended July 31,

                                   (Unaudited)

                                                                                         1996                  1995
                                                                                  ------------------     ----------------
Operating activities:
Net (loss)                                                                      $      (918,764)        $      (485,774)
Adjustments to reconcile net (loss) to net cash
  provided by (used for) operating activities:
     Depreciation and amortization                                                       86,376                  81,034

Cash provided by (used for) current assets and liabilities:
     Accounts and unbilled receivables                                                 (981,156)               (287,845)
     Other assets                                                                      (642,310)                 30,135
     Accounts payable and accrued expenses                                            1,061,903                 (83,240)
     Deferred revenue                                                                   (56,635)                152,908
                                                                                  -------------          --------------
Net cash provided by (used for) operating activities                                 (1,450,586)               (592,782)

Investing activities:
Purchases of property and equipment                                                    (411,844)                (33,416)
Capitalization of software development costs                                            (80,000)                (61,654)
                                                                                  -------------          --------------
Net cash (used for) investing activities                                               (491,844)                (95,070)

Financing activities:
(Decrease) increase in notes payable, net                                              (600,000)                120,000
Issuance of common stock                                                             34,304,782                    --
                                                                                  -------------          --------------
Net cash provided by financing activities                                            33,704,782                 120,000
                                                                                  -------------          --------------

Increase (decrease) in cash                                                          31,762,352                (567,852)
Cash at beginning of period                                                                --                   618,157
                                                                                  -------------          --------------
Cash and short term cash equivalents at end of period                           $    31,762,352         $        50,305
                                                                                  =============          ==============

Supplemental cash flow disclosures:
    Income taxes paid                                                           $          --           $          --
    Interest paid                                                               $        79,684         $        18,841




See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Registration Statement on Form S-1, Registration Number 333-01494. Operating results for the three and six months ended July 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1997.

Note 2 - CASH EQUIVALENTS

Short-term cash equivalents at July 31, 1996, consisted of investments in a money market fund (which invests in U.S. Treasury Securities) and U.S. Treasury Bills with initial terms of three months or less. For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Note 3 - PUBLIC OFFERING OF COMMON STOCK

On April 18, 1996, the Company issued 2,912,500 Shares of Common Stock in an Initial Public Offering. The net proceeds to the Company, before expenses, was $35,211,147.

Note 4 - CHANGES IN ACCOUNT BALANCES

Interest income consists of interest on the cash accounts, primarily resulting from the investment of the net proceeds of the Initial Public Offering - see
Note 3.

Interest expense consists primarily of interest on outstanding indebtedness during the first quarter. The indebtedness was repaid after the April 18, 1996 Initial Public Offering - see Note 3.

Revenue recognized prior to progress billings to customers is recorded as unbilled receivables. The increase in unbilled receivables reflects the increased revenues recognized during the quarter.

Other current assets at January 31, 1996, consisted primarily of costs related to the Company's Initial Public Offering, which were subsequently offset against the net proceeds from the stock offering - See Note 3. At July 31, 1996, other current assets consist primarily of prepaid insurance, and prepaid expenses related to future revenues.

The increase in property and equipment reflects new equipment required for 38 additional employees hired since January 31, 1996.

The increase in accounts payable relates primarily to increased purchases of hardware and third party software for installation at customer sites.

The increase in accrued compensation reflects increased levels of employment and increased commissions on increased revenues.

The increase in accrued other expenses results primarily from increases in warranty and other reserves, franchise taxes, professional fees, etc. as the Company expands its operations.

Billings to customers recorded prior to the recognition of revenue are classified as deferred revenue.

Note 5 - EARNINGS PER SHARE

On April 18, 1996, the Company issued 2,912,500 shares of Common Stock in an Initial Public Offering and issued 1,496,000 common shares upon conversion of the Company's Convertible Redeemable Preferred Stock - see Note 3.

The loss per common share for the three and six months ended July 31, 1996 is calculated using the weighted average number of common shares outstanding during the periods, assuming the conversion of the Convertible Redeemable Preferred Stock to 1,496,000 shares of Common Stock, on an if converted basis as of the beginning of the fiscal year, and the issuance of 2,912,500 common shares on April 18, 1996, the date of the Initial Public Offering.

The loss per common share calculation, excludes the effect of the common stock equivalents (stock options) as the inclusion thereof would be antidilutive.

In accordance with the Staff Accounting Bulletin (SAB) 83 of the Securities and Exchange Commission, the weighted average number of shares used in the computation of the loss per share for the three and six months ended July 31, 1995, was calculated assuming all common share equivalents issued at prices below the Initial Public Offering price, during a one year period before the filing of the Initial Public Offering, were outstanding, even though the effect was antidilutive. Also, the computation of common and common equivalent shares includes the 1,496,000 shares of common stock issued upon the automatic conversion of the convertible redeemable preferred stock. Accordingly, the weighted average shares outstanding for this calculation is 6,190,325 shares - see Exhibit 11, page 22.

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

The Company's revenues are derived from: the licensing and sale of systems comprised of internally developed software, third party software and hardware; and from professional services, maintenance and support services. Professional services include implementation, training, project management and custom software development and currently are provided only to the company's customers with installed systems or who are in the process of installing systems. Revenues from professional services, maintenance and support services typically are expected to increase as the number of installed systems increases, although the margins on these revenues are expected to fluctuate based upon the negotiated terms of the agreement with each customer and the Company's ability to fully utilize its professional services, maintenance and support services staff. The highest margin on systems sales is on proprietary software with lower margins on third party hardware and software. Systems sales to any given customer may include differing proportions of software and hardware, resulting in varying margins among contracts.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. The sales cycle for the Company's systems is typically six to eighteen months from initial contact to the execution of a master sales agreement. As a result, the sales cycle causes variations in quarter to quarter results. These master sales agreements cover the entire implementation of the systems and specify the implementation schedule, which typically takes place in one or more phases. The agreements generally provide for the licensing of the Company's software and third party software with a one-time perpetual license fee that is adjusted depending on the number of workstations using the software. Third party hardware is usually sold outright, with a one-time fee charged for installation and training. Some specific customization, interfaces to existing customer systems and other consulting services are sold on a fixed fee or a time and material basis.

LanVision enters into master sales agreements with its customers to specify: the scope of the systems to be installed and services to be provided by LanVision ,the agreed upon aggregate price, and the preliminary timetable for implementation. The master sales agreements typically provides that the Company will deliver the systems in phases pursuant to the customer's purchase orders, thereby allowing the customer flexibility in the timing of its receipt of systems and to make adjustments that may arise upon changes in technology or changes in customer needs. The Company's master sales agreements generally provide that the customer may terminate its agreement upon a material breach by the Company, may delay certain aspects of the installation and may terminate the agreement at the customer's discretion without penalty and without regard to the Company's performance. The master sales agreements also allows the customer to request additional components as the installation progresses, which additions are then separately negotiated as to price and terms. Historically, customers have ultimately purchased systems and services in addition to those originally contemplated by the master sales agreements, although there can be no assurance that this trend will continue in the future.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter to quarter as a result of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers increase. Because a significant percentage of the Company's operating costs are expensed as incurred, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results from quarter to quarter. Accordingly, the Company believes that quarter-to-quarter comparisons of its revenues and operating results from the above factors and the significant expansion of operations discussed below, may not necessarily be meaningful and should not be relied upon as indicators of future performance.

Revenue from systems sales is recognized when an agreement is signed and products are shipped. Revenue recognition related to routine installation, integration and other insignificant obligations is deferred until the work is performed. If an agreement requires the Company to perform services and modifications that are deemed significant to system acceptance, revenue related to the delivered hardware and software components is deferred until such obligations are deemed insignificant. Revenue from consulting, training and implementation services is recognized as the services are performed. Revenue from short-term support and maintenance agreements is recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of the revenue are classified as deferred revenue. Revenue recognized prior to progress billings to customers is recorded as unbilled receivables.

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

REVENUES:

Revenues for the fiscal quarter ended July 31, 1996, were $3,370,137 compared with $1,181,684 in the comparable quarter of 1995. Revenues for the six months ended July 31, 1996, were $5,483,630 compared with $1,583,684 in the comparable six month period of 1995. The increase in revenues is the result of installation and/or expansion of systems within the current installed base of customers and additional revenues related to one new master sales agreement signed in the second quarter with ProMedica Health System, Inc. (The Toledo and Flower Hospitals of Toledo, Ohio). The ProMedica agreement, when fully implemented, will have a value of approximately $1,700,000. As previously discussed, after a master sales agreement is executed, LanVision does not record revenues until it ships the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Three customers accounted for approximately 60% and 75% of revenues for the first six months of 1996 and 1995, respectively.

OPERATING EXPENSES:

Cost of System Sales

The cost of systems sales includes amortization of capitalized software development costs, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the hardware and software system configuration of the systems sold. The cost of systems sales as a percentage of systems sales for the second quarter of 1996 and 1995 were 55% and 61% and for the first six months of 1996 and 1995 were 57% and 61%, respectively. The increase in gross margin is due primarily to the mix of software revenues (with higher gross margins) to total systems sales.

Cost of Service, Maintenance and Support

The cost of service, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of service, maintenance and support revenues, the cost of such service, maintenance and support was 128% and 104% for the second quarter and 120% and 88% for the first six months of fiscal 1996 and 1995, respectively.

The professional services, maintenance and support staff was increased by four persons in the first quarter and seven additional persons in the second quarter of 1996. The negative margin on services in the second quarter and first six months of 1996, was due to an increase in non-billable time associated with the expansion of the professional services and support staff and various internal consulting projects. The new personnel require training and product orientation, leaving less time available for billable hours. The software support group was increased in anticipation of expected revenue growth. Future increases in maintenance revenue should not require a proportionate increase in support expenses. Also, in the first and second quarters of 1996, the Company performed several special projects for customers on a complimentary basis or at discounted rates.

Selling, General and Administrative

Selling, General and Administrative expenses ("S,G&A") consist primarily of salaries, commissions, benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel as well as general corporate expenses. During the second quarter, S,G&A expenses increased to $1,397,457 compared with $255,615 in the comparable prior quarter. For the six months, S,G&A was $2,453,670 compared with $568,825 in the prior comparable period. The Company continued to expand operations, including the infrastructure necessary to support its anticipated future operations, in order to take advantage of the growth market opportunities in the healthcare information systems market. During the first quarter of 1996, the selling, general and administrative staff was increased by three persons and 15 persons were added in the second quarter. During the next two quarters, the Company intends to continue to expand its operations. Accordingly, management expects operating expenses to continue to increase as the Company employs additional personnel and expand its facilities.

Product Research and Development

Product research and development expenses consist primarily of compensation, related benefits, and an allocated portion of general overhead costs. During the first six months of 1996, the product research and development staff was increased by nine persons. The majority of product research and development expenses for the current quarter relate to the continued enhancement of ChartVision(R) version 3.0 and the development of On-Line Chart Completion(TM), and also includes other new software products under development. The Company capitalized, in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 86, $45,000 and $31,000 of product research and development costs in the second quarter of fiscal 1996 and 1995, respectively. For the first six months of 1996 and 1995 the Company capitalized $80,000, and $61,654, respectively.

Net loss

The net loss for the second fiscal quarter of 1996 was $138,581 ($0.02) compared with a net loss of $129,032 ($0.02) in the second quarter of 1995. The net loss for the six months ended July 31, 1996 was $918,764 ($0.12) compared with a net loss of $485,774 ($0.08) in the comparable prior period of 1995.

Since commencing operations in 1989, the Company has, from time to time, incurred operating losses. Although the Company achieved profitability in fiscal years 1992 and 1993, the Company incurred a net loss in fiscal years 1994 and 1995. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods.

SIGNED AGREEMENTS - BACKLOG

At July 31, 1996, the Company's customers had entered into master sales agreements for systems and services (excluding maintenance) which had not yet been delivered, installed and accepted, and which, if fully performed, would generate sales of approximately $8,750,000. The systems and services related to the master sales agreements are expected to be delivered or performed over the next two to three years. Of the backlog at July 31, 1996, the Company has received purchase order for approximately $5,860,000 of systems and services (excluding maintenance).

In addition, the Company's master sales agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance services on a monthly, quarterly or annual basis.

LIQUIDITY AND CAPITAL RESOURCES

On April 18, 1996, the Company, in its Initial Public Offering, issued 2,912,500 Shares of Common Stock, with net proceeds to the Company, before expenses, of $35,211,147. In 1996, the Company entered into a five year lease for office facilities with annual rental of approximately $400,000. In addition, the Company has placed purchase orders approximating $1,200,000 for furniture and equipment for the new facility. The Company has no other significant obligations for capital resources. It is expected that existing cash, cash equivalents, the availability of borrowings under the credit line, as well as cash provided from operations, will be sufficient to meet anticipated cash requirements, including the planned expansion of staff, office facilities and furniture and equipment.

The Company's customers typically have been well-established hospitals or medical facilities with good credit histories, and payments have been received within normal time frames for the industry. Master sales agreements with customers often involve significant amounts, and contract terms typically require customers to make progress payments. At July 31, 1996, accounts receivable, net were approximately $981,156 greater than accounts receivable at January 31, 1996. This increase is primarily due to the increased revenues recorded during the second quarter. At July 31, 1996, accounts payable, and accrued current liabilities were approximately $1,061,905 greater than accounts payable and accrued current liabilities at January 31, 1996. The increase is due to the increase in purchases of hardware and third party software during the first six months to support increased sales, and increases in accrued compensation, warranty and other reserves, based on increased headcount and expanding sales and maintenance agreements.

LanVision maintains a revolving line of credit with The Huntington National Bank allowing the Company to borrow up to $1,300,000, bearing interest at the bank's prime commercial rate plus three-quarters of one percent per annum. Under the terms of the loan agreement, the Company is able to borrow money based on a percentage of its eligible receivables. The Company currently has no outstanding indebtedness under this line of credit. The line of credit declines $100,000 each month until it expires in February, 1997.

Part II.      OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

          (10) First amendment to office lease with Duke Realty Limited Partnership, dated July 12, 1996

          (11) Computation of Earnings (Loss) Per Common Share

          (12) Financial Data Schedule

  (b) Reports on Form 8-K

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LANVISION SYSTEMS, INC.

DATE:     September 4, 1996             By:  /s/ J. BRIAN PATSY
     -------------------------------       ------------------------------------
                                             J. Brian Patsy
                                             Chief Executive Officer,
                                             President and Treasurer

DATE:     September 4, 1996             By:  /s/ THOMAS E. PERAZZO
     -------------------------------       ------------------------------------
                                           Thomas E. Perazzo
                                           Chief Financial Officer


                                INDEX TO EXHIBITS

                                                                                               Sequential
   Exhibit No.                         Exhibit description                                      Page No.
   -----------                        --------------------                                   --------------

       10          First amendment to office lease with Duke Realty Limited
                   Partnership,  dated July 12, 1996. . . . . . . . . . . . . . . . . . . .        17

       11          Computation of Earnings (Loss) Per Common Share. . . . . . . . . . . . .        22

       27          Financial  Data Schedule . . . . . . . . . . . . . . . . . . . . . . . .        23

