Form 10-Q
period 1996-10-31
LANVISION SYSTEMS INC
filed 1996-12-12
CIK 1008586

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

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

                          One Financial Way, Suite 400
                           Cincinnati, Ohio 45242-5859
               (Address of principal executive offices) (Zip Code)

                                 (513) 794-7100
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   ------

         Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of December 9, 1996: 8,896,500.

This report consists of 20 pages and the index to exhibits appears on page 17.

                                TABLE OF CONTENTS

                                                                                                             Page

Part I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets at October 31, 1996 and January 31, 1996 . . . . . . . . . .      3

     Condensed Consolidated Statements of Operations for the three & nine months ended
         October  31,  1996  and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

     Condensed Consolidated Statements of Cash Flows for the nine months ended
         October  31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6

     Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .      7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9


Part II. OTHER INFORMATION

Item 6.  Exhibits  and  Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

         Signatures  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16


PART I.   FINANCIAL INFORMATION
Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

Assets

                                                                                     (Unaudited)          (Audited)
                                                                                     October 31,         January 31,
                                                                                        1996                 1996
                                                                                  ------------------   -----------------
  Current assets:
      Cash                                                                        $     1,290,686      $             -
      Cash equivalents, at cost plus accrued interest
          which approximates market                                                    27,968,903                    -
      Accounts receivable net of allowance for doubtful accounts
          of $185,000 and $75,000, respectively                                         2,740,747            1,871,099
      Unbilled receivables                                                              1,580,340              677,620
      Other                                                                               470,792              164,182
                                                                                  ------------------  ------------------
            Total current assets                                                       34,051,468            2,712,901

  Property and equipment:
      Computer equipment                                                                1,268,975              356,914
      Computer software                                                                   131,947               98,225
      Office furniture, fixtures & equipment                                              689,033               40,237
      Leasehold improvements                                                              262,958                    -
                                                                                  ------------------   -----------------
                                                                                        2,352,913              495,376
      Accumulated depreciation and amortization                                          (466,312)            (314,380)
                                                                                  ------------------   -----------------
                                                                                        1,886,601              180,996
  Capitalized software development, net of accumulated amortization of
  $512,563 and $455,563, respectively                                                     220,366              152,366
                                                                                  ==================   =================
                                                                                  $    36,158,435      $     3,046,263
                                                                                  ==================   =================





See Notes to Condensed Consolidated Financial Statements.



                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit)

                                                                                     (Unaudited)           (Audited)
                                                                                     October 31,          January 31,
                                                                                         1996                 1996
                                                                                   ------------------   -----------------
  Current liabilities:
      Notes payable                                                                $             -      $       600,000
      Accounts payable                                                                   1,867,983            1,185,157
      Accrued compensation                                                                 551,650              194,436
      Accrued other expenses                                                               819,602               16,291
      Deferred revenues                                                                    508,365              846,104
                                                                                   ------------------   -----------------
            Total current liabilities                                                    3,747,600            2,841,988

  Convertible redeemable preferred stock, $.01 par value per share, 8,500 shares
      authorized, issued and outstanding (aggregate liquidation preference of $850,000)          -              850,000

  Stockholders' equity (deficit):
      Preferred stock, $.01 par value per share, 5,000,000 shares authorized,
          8,500 shares issued and outstanding  (see above)                                       -                    -
      Common stock, $.01 par value per share, 25,000,000 shares
          authorized, 8,896,500 shares issued and outstanding at
          October 31, 1996; 4,488,000 shares of no par value issued
          and outstanding at January 31, 1996                                               88,965               45,000
      Capital in excess of par value                                                    35,110,817                    -
      Accumulated deficit                                                               (2,788,947)            (690,725)
                                                                                   ------------------   -----------------
  Total stockholders' equity (deficit)                                                  32,410,835             (645,725)
                                                                                   ------------------   -----------------
                                                                                   $    36,158,435      $     3,046,263
                                                                                   ==================   =================







See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     Three and Nine Months Ended October 31,

                                   (Unaudited)

                                                                    Three Months Ended                  Nine Months Ended
                                                             ---------------------------------   ---------------------------------

                                                                  1996              1995              1996              1995
                                                             ---------------   ---------------   ---------------   ---------------
  Revenues:
      Systems sales                                          $  1,588,253      $    313,559      $   6,032,012     $   1,248,694
      Service, maintenance and support                          1,447,043           353,712          2,486,914         1,002,261
                                                             ---------------   ---------------   ---------------   ---------------
          Total revenues                                        3,035,296           667,271          8,518,926         2,250,955

  Operating expenses:

      Cost of systems sales                                       986,867           186,250          3,500,029           753,437
      Cost of service, maintenance and support                  1,373,306           326,273          2,622,354           896,290
      Selling, general and administrative                       1,888,878           282,639          4,342,548           851,464
      Product research and development                            421,974           158,961            999,155           510,479
                                                             ---------------   ---------------   ---------------   ---------------
          Total operating expenses                              4,671,025           954,123         11,464,086         3,011,670
                                                             ---------------   ---------------   ---------------   ---------------
      Operating (loss)                                         (1,635,729)         (286,852)        (2,945,160)         (760,715)
  Interest income                                                 456,269             2,695            926,622                 -
  Interest expense                                                      -                 -            (79,684)           (9,216)
                                                             ---------------   ---------------   ---------------   ---------------
      Net (loss)                                             $ (1,179,460)     $   (284,157)     $  (2,098,222)    $    (769,931)
                                                             ===============   ===============   ===============   ===============

  (Loss) per common share                                    $    (.13)        $    (.05)        $    (.26)        $    (.12)
                                                             ===============   ===============   ===============   ===============

  Number of shares used in per common share computation         8,896,500         6,190,325          8,078,024         6,190,325
                                                             ===============   ===============   ===============   ===============





See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Nine Months Ended October 31,

                                   (Unaudited)

                                                                                        1996                 1995
                                                                                  ------------------   ------------------
  Operating activities:
  Net (loss)                                                                      $    (2,098,222)     $      (769,931)
  Adjustments to reconcile net (loss) to net cash
    provided by (used for) operating activities:
       Depreciation and amortization                                                      208,932              121,552
       Deferred compensation                                                                    -               12,000

  Cash provided by (used for) current assets and liabilities:
       Accounts and unbilled receivables                                               (1,772,368)              31,769
       Other assets                                                                      (306,610)            (236,502)
       Accounts payable and accrued expenses                                            1,843,351             (238,482)
       Deferred revenue                                                                  (337,739)             480,445
                                                                                  ------------------   ------------------
  Net cash provided by (used for) operating activities                                 (2,462,656)            (599,149)

  Investing activities:
  Purchases of property and equipment                                                  (1,857,537)             (58,954)
  Capitalization of software development costs                                           (125,000)             (95,307)
                                                                                  ------------------   ------------------
  Net cash (used for) investing activities                                             (1,982,537)            (154,261)

  Financing activities:
  (Decrease) increase in notes payable, net                                              (600,000)             140,000
  Issuance of common stock                                                             34,304,782                    -
                                                                                  ------------------   ------------------
  Net cash provided by financing activities                                            33,704,782              140,000
                                                                                  ------------------   ------------------

  Increase (decrease) in cash and cash equivalents                                     29,259,589             (613,410)
  Cash at beginning of period                                                                   -              618,157
                                                                                  ------------------   ------------------
  Cash and short term cash equivalents at end of period                           $    29,259,589      $         4,747
                                                                                  ==================   ==================

  Supplemental cash flow disclosures:
      Income taxes paid                                                           $             -      $             -
      Interest paid                                                               $        79,684      $         9,216


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Registration Statement on Form S-1, Registration Number 333-01494. Operating results for the three and nine months ended October 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1997.

Note 2 - CASH EQUIVALENTS

Short-term cash equivalents at October 31, 1996, consisted of investments in a money market fund (which invests in U.S. Treasury Securities) and U.S. Treasury Securities. For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all U.S. Treasury Securities and related money market funds to be highly liquid debt instruments. The Company's investment in securities are classified under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities as "available-for-sale", and accordingly, are carried at cost, plus accrued interest which approximates fair market value.

Note 3 - PUBLIC OFFERING OF COMMON STOCK

On April 18, 1996, the Company issued 2,912,500 Shares of Common Stock in an Initial Public Offering. The net proceeds to the Company, before expenses, was $35,211,147.

Note 4 - CHANGES IN ACCOUNT BALANCES

Interest income consists of interest on the cash and cash equivalents accounts, primarily resulting from the investment of the net proceeds of the Initial Public Offering - see Note 3.

Interest expense consists primarily of interest on outstanding indebtedness during the first quarter. The indebtedness was repaid after the Initial Public Offering - see Note 3.

Revenue recognized prior to progress billings to customers is recorded as unbilled receivables. The increase in unbilled receivables since the end of the prior fiscal year reflects the increased revenues recognized during the periods.

Other current assets at January 31, 1996, consisted primarily of costs related to the Company's Initial Public Offering, which were subsequently offset against the net proceeds from the stock offering - see Note 3. At October 31, 1996, other current assets consists primarily of prepaid insurance, and prepaid expenses related to future revenues.

The increase in property and equipment reflects new equipment etc. required for 58 additional employees hired since January 31, 1996.

The increase in accounts payable relates primarily to increased purchases of hardware and third party software for installation at customer sites as well as for equipment for additional employees and furniture and equipment for the expanded offices.

The increase in accrued compensation reflects increased levels of employment and increased commissions on increased revenues.

The increase in accrued other expenses results primarily from increases in warranty, franchise taxes, professional fees, etc. as the Company expands its operations.

Progress billings to customers issued prior to the recognition of the related revenue are classified as deferred revenues in the balance sheet. The decline in deferred revenues results primarily from the performance of services related to prior progress billings.

Note 5 - EARNINGS PER SHARE

On April 18, 1996, the Company issued 2,912,500 shares of Common Stock in an Initial Public Offering and issued 1,496,000 common shares upon conversion of the Company's Convertible Redeemable Preferred Stock - see Note 3.

The loss per common share for the three and nine months ended October 31, 1996 is calculated using the weighted average number of common shares outstanding during the periods, assuming the conversion of the Convertible Redeemable Preferred Stock to 1,496,000 shares of Common Stock, on an if converted basis as of the beginning of the fiscal year, and the issuance of 2,912,500 common shares on April 18, 1996, the date of the Initial Public Offering.

The loss per common share calculation, excludes the effect of the common stock equivalents (stock options) as the inclusion thereof would be antidilutive.

In accordance with the Staff Accounting Bulletin (SAB) 83 of the Securities and Exchange Commission, the weighted average number of shares used in the computation of the loss per share for the three and nine months ended October 31, 1995, was calculated assuming all common share equivalents issued at prices below the Initial Public Offering price, during a one year period before the filing of the Initial Public Offering, were outstanding, even though the effect was antidilutive. Also, the computation of common and common equivalent shares includes the 1,496,000 shares of common stock issued upon the automatic conversion of the convertible redeemable preferred stock. Accordingly, the weighted average shares outstanding for this calculation is 6,190,325 shares - see Exhibit 11, page 18.

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

The Company's systems are sold directly to end users as well as through third-party distribution partner(s), currently Lanier Healthcare, and revenues are derived from: the licensing and sale of systems comprised of internally developed software, third party software and hardware; and from professional services, maintenance and support services. Professional services include implementation, training, project management and custom software development and currently are provided only to the Company's customers with installed systems or who are in the process of installing systems. Revenues from professional services, maintenance and support services typically are expected to increase as the number of installed systems increases, although the margins on these revenues are expected to fluctuate based upon the negotiated terms of the agreement with each customer and the Company's ability to fully utilize its professional services, maintenance and support services staff. The highest margin on systems sales is on proprietary software with lower margins on third party hardware and software. Systems sales to any given customer may include differing proportions of software and hardware, resulting in varying margins among contracts.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. The sales cycle for the Company's systems is typically six to eighteen months from initial contact to the execution of a master sales agreement. As a result, the sales cycle causes variations in quarter to quarter results. These master sales agreements cover the entire implementation of the systems and specify the implementation schedule, which typically takes place in one or more phases. The agreements generally provide for the licensing of the Company's software and third party software with a one-time perpetual license fee that is adjusted depending on the number of workstations using the software. Third party hardware is usually sold outright, with a one-time fee charged for installation and training. Some specific customization, interfaces to existing customer systems and other consulting services are sold on a fixed fee or a time and expenses basis.

LanVision enters into master sales agreements with its customers to specify: the scope of the systems to be installed and services to be provided by LanVision, the agreed upon aggregate price, and the preliminary timetable for implementation. The master sales agreements typically provide that the Company will deliver the systems in phases pursuant to the customer's purchase orders, thereby allowing the customer flexibility in the timing of its receipt of systems and to make adjustments that may arise upon changes in technology or changes in customer needs. The Company's master sales agreements generally provide that the customer may terminate its agreement upon a material breach by the Company, may delay certain aspects of the installation and may terminate the agreement at the customer's discretion without penalty and without regard to the Company's performance. The master sales agreements also allow the customer to request additional components as the installation progresses, which additions are then separately negotiated as to price and terms. Historically, customers have ultimately purchased systems and services in addition to those originally contemplated by the master sales agreements, although there can be no assurance that this trend will continue in the future. Because the timing of the signing of agreements and the subsequent installation and implementation is dictated by the customer's needs and timetables, and because installations and implementations normally are completed over an extended period of time, the Company is unable to accurately predict the amount of revenues it expects to record in any particular period. Although the third-party distribution agreement with Lanier Healthcare is relatively new, the Company expects that sales to and through Lanier and other healthcare information systems distribution partners which the Company is actively recruiting, will increase in the future.

Revenue from systems sales is recognized when an agreement is signed and products are shipped. Revenue recognition related to routine installation, integration and other insignificant obligations is deferred until the work is performed. If an agreement requires the Company to perform services and modifications that are deemed significant to system acceptance, revenue related to the delivered hardware and software components is deferred until such obligations are deemed insignificant. Revenue from consulting, training and implementation services is recognized as the services are performed. Revenue from short-term support and maintenance agreements is recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of the revenue are classified as deferred revenues. Revenue recognized prior to progress billings to customers is recorded as unbilled receivables.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's systems sales revenues may vary significantly from quarter to quarter as a result of a number of other factors, many of which are outside the Company's control. These factors include the relatively large size of customer agreements, unpredictability in the number and timing of systems sales, length of the sales cycle, delays in the installation process and changes in the customer's financial condition or budget. Professional services revenues also fluctuate from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers increase. Because a significant percentage of the Company's operating costs are expensed as incurred, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results from quarter to quarter. Accordingly, the Company believes that quarter-to-quarter comparisons of its revenues and operating results vis-a-vis the above factors, and the significant expansion of operations discussed below, may not necessarily be meaningful and should not be relied upon as indicators of future performance.

REVENUES

Revenues for the third fiscal quarter ended October 31, 1996, were $3,035,296 compared with $667,271 in the comparable quarter of 1995. Revenues for the nine months ended October 31, 1996, were $8,518,926 compared with $2,250,955 in the comparable nine month period of 1995. The increase in revenues is the result of installation and/or expansion of systems within the current installed base of customers and additional revenues related to two new master sales agreements signed in the second and third quarters with ProMedica Health System, Inc. (The Toledo and Flower Hospitals of Toledo, Ohio) and St. Francis Hospital and Medical Center of Hartford, Connecticut, LanVision's first installation through its strategic alliance with Lanier Healthcare. New systems sales in the third quarter were less than expected due to the protracted negotiations with several new prospective customers. As previously discussed, after a master sales agreement is executed, LanVision does not record revenues until it ships the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Three customers accounted for approximately 52% and 94% of revenues for the first nine months of fiscal 1996 and 1995, respectively.

OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the hardware and software system configuration of the systems sold. The cost of systems sales as a percentage of systems sales for the third quarter of fiscal 1996 and 1995 were 62% and 59%, respectively, and for the first nine months of fiscal 1996 and 1995 were 58% and 60%, respectively. The decrease in gross margin is due primarily to the mix of hardware revenues (with lower gross margins) versus software revenues (with higher gross margins) to total systems sales. The greater percentage of hardware revenues is partially due to add on hardware within the current installed base and less software revenues due to the limited number of systems sales.

Cost of Service, Maintenance and Support

The cost of service, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of service, maintenance and support revenues, the cost of such service, maintenance and support was 95% and 92% for the third quarter; respectively, and 105% and 89% for the first nine months of fiscal 1996 and 1995, respectively.

The professional services, maintenance and support staff was increased by five persons in the first quarter, seven additional persons in the second quarter, and one additional person in the third quarter of fiscal 1996. The negative margin related to services during the nine months ended October 31, 1996, was due to an increase in non-billable time associated with the expansion of the professional services and support staff in anticipation of new systems sales. New personnel require training and product orientation, leaving less time available for billable hours. Additionally, systems sales for the third quarter were less than expected resulting in a higher level of non-billable hours than planned. The professional services and software support group was increased in anticipation of expected revenue growth. Future increases in service, maintenance and support revenues should not require a proportionate increase in expenses.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of salaries, commissions, benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel as well as general corporate expenses. During the third quarter, selling, general and administrative expenses increased to $1,888,878 compared with $282,639 in the comparable prior quarter. For the nine months, expenses were $4,342,548 compared with $851,464 in the prior comparable period. The Company continued to expand operations, including the infrastructure necessary to support its anticipated future operations, in order to position the Company to take advantage of the growth market opportunities in the healthcare information systems market. The selling, general and administrative staff was increased by three, fifteen and seventeen persons, respectively, during the first three quarters. During the next quarter, the Company intends to continue to expand its operations. Accordingly, management expects operating expenses to continue to increase as the Company employs additional personnel.

Product Research and Development

Product research and development expenses consist primarily of compensation and related benefits, external consultants and an allocated portion of general overhead costs. During the first nine months of fiscal 1996, the product research and development staff was increased by ten persons. The majority of product research and development expenses for the current quarter and nine months relate to the continued enhancement of ChartVision(R) version 3.0, the development of On-Line Chart Completion(TM) and MultiView(TM) and additional software products under development. The Company capitalized, in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 86, $45,000 and $33,653 of product research and development costs in the third quarter of fiscal 1996 and 1995, respectively. For the first nine months of fiscal 1996 and 1995 the Company capitalized $125,000, and $95,307, respectively.

NET LOSS

The net loss for the third fiscal quarter of fiscal 1996 was $1,179,460 ($0.13) compared with a net loss of $284,157 ($0.05) in the third quarter of fiscal 1995. The net loss for the nine months was $2,098,222 ($0.26) compared with a net loss of $769,931 ($0.12) in the comparable prior period of 1995.

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

SIGNED AGREEMENTS - BACKLOG

At October 31, 1996, the Company's customers had entered into master sales agreements for systems and services (excluding maintenance) which had not yet been delivered, installed and accepted, and which, if fully performed, would generate sales of approximately $7,800,000. The systems and services related to the master sales agreements are expected to be delivered or performed over the next two to three years. Of the backlog at October 31, 1996, the Company has received purchase orders for approximately $4,900,000 of systems and services (excluding maintenance).

In addition, the Company's master sales agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance services on a monthly, quarterly or annual basis.

LIQUIDITY AND CAPITAL RESOURCES

On April 18, 1996, the Company, in its Initial Public Offering, issued 2,912,500 Shares of Common Stock, with net proceeds to the Company, before expenses, of $35,211,147. In 1996, the Company entered into a five year lease for office facilities with annual rental of approximately $400,000. The Company has no other significant obligations for capital resources. It is expected that existing cash, cash equivalents and the availability of borrowings under the credit line will be sufficient to meet anticipated cash requirements, including the planned expansion of staff.

The Company's customers typically have been well-established hospitals or medical facilities with good credit histories, and payments have been received within normal time frames for the industry. Master sales agreements with customers often involve significant amounts, and contract terms typically require customers to make progress payments. At October 31, 1996, accounts and unbilled receivables, net, were $1,772,368 greater than the comparable receivables at January 31, 1996. This increase is primarily due to the increased revenues recorded during the first nine months. At October 31, 1996, accounts payable, and accrued current liabilities were $1,843,351 greater than accounts payable and accrued current liabilities at January 31, 1996. The increase is due to the increase in purchases of hardware and third party software during the first nine months to support increased sales, increased purchase of equipment and furniture for expanded staff and facilities and increases in accrued compensation, warranty and other reserves, based on increased headcount and expanding sales and maintenance agreements.

LanVision maintains a revolving line of credit with The Huntington National Bank allowing the Company to borrow up to $1,000,000, bearing interest at the bank's prime commercial rate plus three-quarters of one percent per annum. Under the terms of the loan agreement, the Company is able to borrow money based on a percentage of its eligible receivables. The Company currently has no outstanding indebtedness under this line of credit. The line of credit declines $100,000 each month until it expires in February, 1997.

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

                                               LANVISION SYSTEMS, INC.

DATE:      December 11, 1996             By:  /s/ J. BRIAN PATSY
      ---------------------------           -----------------------------------
                                             J. Brian Patsy
                                             Chief Executive Officer,
                                             President and Treasurer

DATE:      December 11, 1996             By:  /s/ THOMAS E. PERAZZO
      ---------------------------           -----------------------------------
                                             Thomas E. Perazzo
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                     Sequential
Exhibit No.             Exhibit description                           Page No.
-----------             -------------------                          ----------


    11      Computation of Earnings (Loss) Per Common Share . . . . .    18

    27      Financial  Data Schedule. . . . . . . . . . . . . . . . .    19