Form 10-K405
period 1997-01-31
LANVISION SYSTEMS INC
filed 1997-04-29
CIK 1008586

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1997

                                                        OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission File Number: 0-01494

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

                                   ----------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                               ( Title of Class )

                                   (continued)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       ----    ----

                                   ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. X
                            ---

                                   ----------

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by The Nasdaq Stock Market for the Registrant's Common Stock on April 21, 1997, was $17,202,125.00.

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of April 21, 1997: 8,861,500

                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended January 31, 1997, are incorporated by reference into Part II of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Annual Report is not deemed to be filed as a part hereof.

Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1997, are incorporated by reference into
Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as a part hereof.

This report consists of 95 pages and the Exhibit Index appears on page 27.

                                   ----------

                           FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

                                   ----------

PART I

ITEM 1.  BUSINESS

General

LanVision Systems, Inc. ("LanVision"(TM) or the "Company") is a leading provider of healthcare information access systems that enable hospitals and integrated healthcare networks to capture, manage, store, retrieve and process vast amounts of clinical and financial patient information. The Company's systems deliver on-line enterprise-wide access to fully-updated patient information which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm. LanVision's systems, which incorporate data management, document imaging and workflow technologies, consolidate patient information into a single repository and provide fast and efficient access to patient information from universal workstations located throughout the enterprise, including the point of patient care. The systems are specifically designed to meet the needs of physicians and other medical and administrative personnel and can accommodate multiple users requiring simultaneous access to patient information, thereby eliminating file contention. By providing access to all forms of patient information, the Company believes that its healthcare information access systems are essential components of the computer-based patient record ("CPR").

On February 8, 1996, the Company was reorganized when LanVision Systems, Inc. was incorporated in the State of Delaware as a holding company with LanVision, Inc. as a wholly-owned operating subsidiary incorporated in 1989 in the State of Ohio. The result of the reorganization is that the stockholders of LanVision, Inc. became the owners of all the outstanding shares of LanVision Systems, Inc.'s common and preferred stock, and LanVision

Systems, Inc. became the owner of all of the outstanding shares of LanVision, Inc.'s common and preferred stock.

On April 18, 1996, the Registrant issued 2,912,500 Shares of Common Stock in an initial public offering. The net proceeds to the Company, after expenses, was $34,304,782.

Industry Background

Over the last ten years, healthcare expenditures have doubled to approximately $1.0 trillion, and currently represent approximately 14% of the U.S. Gross Domestic Product. In response to these dramatic increases, the healthcare industry is undergoing significant change as competition and cost-containment measures imposed by governmental and private payors have created substantial pressures on healthcare providers to control healthcare costs while providing quality patient care. At the same time, the healthcare delivery system is experiencing a shift from a highly fragmented group of non-allied healthcare providers to integrated healthcare networks which combine all of the services, products and equipment necessary to address the needs of healthcare customers. As a result, healthcare providers are seeking to cut costs, increase productivity and enhance the quality of patient care through improved access to information throughout the entire hospital or integrated healthcare network.

Today, the majority of the patient record is paper-based in most hospitals. The inefficiencies of a paper-based record increase the cost of patient care. According to The Computer-Based Patient Record published in 1991 by The Institute of Medicine, physicians cannot gain access to medical records up to 30% of the time during patient visits, and users cannot simultaneously access the record when only a single copy of the paper-based patient record is available. In the Company's experience in installing its systems, a typical 500 bed hospital can produce 20,000 to 25,000 pages of new patient information each day even with computerized admission, billing, laboratory and radiology systems, and individual physician document retrieval requests can be as high as 100 per physician per day. The volume of medical images in the patient record is expanding as well. In addition to classic images such as x-rays and CAT scans, new image forms such as digitized slides, videos and photographs proliferate. Thus, the ability to store and retrieve images of voluminous paper records and medical images on a timely basis is a critical feature of a complete CPR.

In order to simultaneously reduce costs and enhance the level of patient care, hospitals and other healthcare providers are demanding comprehensive, cost-effective information systems that deliver rapid access to fully updated and complete patient information. Traditional healthcare information systems are inadequate because (i) they do not capture large amounts of the patient record which are paper-based and stored in various sites throughout the enterprise;
(ii) computerized patient data is generated using a variety of disparate systems which cannot share information; and (iii) multimedia medical information such as x-rays, CAT scans, MRI's, video and audio information are frequently inaccessible at the point of patient care. Accordingly, hospitals and other healthcare providers have begun to increase their healthcare information systems expenditures. In a hospital survey jointly conducted by Hewlett-Packard and the Healthcare Information and Management Systems Society in February 1997, 35% of those surveyed expected their healthcare information system budgets to increase by over 30% per year and 19% expected their budgets to increase by over 50% per year. In addition, 20% of the institutions plan to focus on clinical data repositories and 19% on electronic medical records. The Kennedy Group, a healthcare consulting firm, projected in an April, 1995, study that healthcare information technology expenditures will double or triple over five years, resulting in a total market size of $18 to $20 billion by the year 2000.

Document imaging and workflow technologies are essential elements of a CPR because they allow for the storage of unstructured data (i.e., patient record elements other than data or text, such as photographs, images of the document, video, x-ray images) and they enable digitized x-rays, CAT scans, MRI's, video and audio information to be accessed and delivered to the caregiver at the point of patient care. The Company's management believes the demand for the Company's healthcare information access systems, which can supply imaging capabilities to the CPR, will increase in future years.

The LanVision Solution

LanVision's healthcare information access systems provide solutions for the patient information access needs of hospitals and integrated healthcare networks. LanVision's systems enable medical and administrative personnel to rapidly and efficiently capture, manage, store, retrieve and process vast amounts of clinical and financial patient information.

LanVision's systems (i) capture and store electronic data from disparate hospital information systems through real-time, computerized interfaces; (ii) facilitate the storage of digitized multimedia data and medical images such as x-rays, CAT scans, MRI's, video and audio information; (iii) provide applications for efficiently scanning and automatically indexing paper-based records; (iv) allow storage of a patient's lifetime medical record on low cost optical disks which also provides rapid access to high volumes of data enterprise-wide; (v) provide workflow automation to facilitate the reengineering of business processes; and (vi) incorporate physician-oriented interfaces that allow the user to easily locate and retrieve patient information in the hospital or clinical setting, including the point of patient care.

LanVision's healthcare information access systems provide financial, administrative, and clinical benefits to the healthcare provider and facilitate more effective patient care. These benefits include:

improved access to patient information by various search criteria to assist in making informed clinical and financial decisions;

reduced costs for administrative personnel due to increased workflow efficiency, as data can be routed within an organization to all users who need to process that information simultaneously or in sequence as required;

increased productivity through the elimination of file contention by providing multiple users simultaneous access to patient medical records;

reduced costs and improved care through the reduction of unnecessary testing and admissions;

improved cash flow through accelerated collections and reduction of "technical denials" (which occur when a third-party payor refuses payment because of the provider's inability to substantiate billing claims due to loss of portions or all of the patient record);

expedited treatment decisions, improved predictability of patient outcomes and fewer redundant tests as a result of timely access to complete information;

fewer medical record errors by minimizing misfiled, lost and improperly completed records; and

increased security of patient information through improved controls on access to confidential data and the creation of audit trails that identify the persons who accessed or even tried to access such information.

The LanVision Strategy

The Company's objective is to continue to be a leading provider of healthcare information access systems. Important elements of the Company's business strategy include:

Expand Sales, Marketing and Distribution Channels. In fiscal 1996, LanVision increased its sales and marketing personnel from eight to thirty and increased its advertising and other marketing activities. The planned expansion was designed to increase the Company's direct and indirect sales capabilities and expand LanVision's overall presence in the market place. The Company intends to continue to expand its direct sales operation especially in geographic areas the company is currently not present. However, the overall expansion will be at a slower pace than in 1996 and will be monitored along with the Company's assessment of market share growth opportunities. During 1996 and through April 15, 1997, the Company established strategic marketing relationships with Lanier Worldwide, Inc., 3M Health Information Systems, Daou Systems, Inc. and Crowe, Chizek and Company LLP. The Company intends to increase the number of third-party marketing reseller/referral arrangements, and increase LanVision's pre-sales support to these partners.

Develop New Software Applications and Increase the Functionality of Existing Applications. During 1996, the Company released new versions of ChartVision(R) with increased functionality along with MultiView(TM), an advanced ChartVision viewer providing users with a longitudinal view of patient data with multiple document display, intuitive screen flows and familiar folder and tab functionality. Also, in 1996, the Company continued development of On-Line Chart Completion(TM), an advanced application that automates the identification and processing of deficiencies in patient charts. Currently, On-Line Chart Completion is installed at two beta sites. Additionally, in 1996, the Company began development of Correspondence, an application that helps healthcare organizations quickly and efficiently complete and invoice requests for patient information from various external sources. Correspondence is scheduled to be released in the first half of fiscal 1997. The Company also continued development of OmniVision(TM), a suite of image-enabling and workflow applications that allows physicians, clinicians and other users to access information, such as document and medical images that were previously unavailable through their existing applications. OmniVision has been ordered by several customers and will be delivered in the first half of 1997. Also, in 1996, the Company began developing version 2.0 of AccountVision(R). AccountVision 2.0 will have increased functionality and be more conducive to broad scale sales distribution. Finally, during 1996, the Company began development of WebView(TM), a product that will allow hospitals and integrated delivery networks to take advantage of the World Wide Web whereby users can immediately and simultaneously access healthcare information across the Internet with complete security and audit trail. LanVision intends to continue to expand its product development efforts and increase the functionality of existing applications along with the development of new applications using document imaging and workflow technologies.

Image-Enable Clinical Data Repositories and Other Applications Software. Today, health information is often stored on numerous dissimilar host-based and departmental systems that are spread throughout the enterprise and are not integrated. Additionally, these current systems do not address the data stored on paper or the increasing volume of medical images such as x-rays, CAT scans, digitized slides, exploratory scopes, photographs, audio, etc. LanVision believes the efficiencies and productivity of hospitals and integrated delivery networks can be greatly enhanced by seamlessly integrating their historical information systems with document imaging and workflow applications. Physicians, clinicians and other healthcare users then have access to the complete patient record, including the structured data, such as a lab result, and the related unstructured data, such as an x-ray or a doctor's hand written note. Currently, LanVision is working with several vendors to image-enable their clinical data repository systems and other applications. LanVision is marketing image-enabling through its product OmniVision, which is scheduled for delivery in the first half of 1997. LanVision intends to continue to aggressively market its unique image-enabling solutions to end users and other third-party software application providers.

Market New Entry Level System. Historically, LanVision has focused on large hospitals, where the initial investment by customers in LanVision's systems may exceed $1,000,000. A study conducted in 1994 by the Rheinner Group, a consulting firm, indicated that over 60% of the document imaging market opportunities were in hospitals and clinics planning to invest less than $500,000. To address the needs of this market segment, LanVision introduced 1stVision(TM), a pre-configured departmental ChartVision system that can be purchased for less than $500,000 and subsequently be expanded enterprise-wide.

Maintain Technological Leadership. LanVision's systems use advanced client/server architecture and service some of the nation's leading healthcare providers. The Company has achieved technological leadership by designing its applications software to operate on multiple hardware platforms, operating systems, imaging engines, workflow engines and database management systems. In addition, ChartVision was designed with application program interfaces to enable third-party software applications to easily access ChartVision features and functionality. The Company intends to maintain technological leadership by continuing to apply advances in computer software and hardware technology to the development, implementation and support of its systems.

Systems and Services

LanVision's systems employ an open architecture which supports a variety of operating systems, including Microsoft Windows, Windows 95, Windows NT and UNIX. The Company's systems can be configured with various hardware platforms, including INTEL-compatible personal computers, IBM RS/6000, Hewlett-Packard 9000, Sun Sparc 1000 and NCR 3000 computers. The Company's systems include a graphical user interface designed specifically by the Company for physicians and other medical and administrative personnel in hospitals and integrated healthcare networks. The Company's systems operate on multiple imaging platforms, including those of FileNet, Kofax, and Optika. The Company's healthcare information access systems incorporate advanced features which allow customers to restrict direct access to confidential patient information, secure patient data from unauthorized indirect access and have audit trail features. Currently, the Company markets, installs and services ChartVision and AccountVision. Additionally, the Company has recently installed On-Line Chart Completion, at two beta sites and On-Line Chart Completion has been ordered by other customers but not yet delivered. Also, the Company is image-enabling certain clinical data repositories for customers that will incorporate OmniVision. Additionally, the Company has various new products and add-on modules under development. A brief description of the Company's products, including products in development, follows:

ChartVision, originally developed in 1991, is a highly-evolved electronic patient record application, that is designed to provide health information when and where it is needed. This software replaces the physical paper medical record with optical imaging technology. In addition, it has the ability to image-enable third-party applications as well as accept data from other hospital information systems. Health information traditionally stored on magnetic tape, optical disk, x-ray film, video, audio and microfilm is consolidated into a single point of access with ChartVision.

AccountVision is a patient financial services application based on document imaging and workflow technology. It streamlines all areas of patient financial services by reducing or eliminating the paper being gathered, assembled, and manually routed through the department. AccountVision stores documents on optical and magnetic disk for easy inquiry and retrieval processing. This allows AccountVision to bring billing attachments and documentation to patient financial service representatives when and where they need it. AccountVision allows automated management of the volumes of information being transmitted electronically, including data from a healthcare facility's registration, billing, managed care systems, etc. AccountVision, Version 1.0, incorporates software originally developed by Memorial Sloan-Kettering Cancer Center, a 565 bed hospital located in New York City, and the Company licenses the exclusive marketing rights and source code to this application. (Memorial Sloan-Kettering continues to use the original software.) The installation of AccountVision 1.0 includes the customization of software code to meet the customer's specific needs. AccountVision 1.0 has been installed and is in production at Stanford University Medical Center. AccountVision 2.0 is currently being developed by LanVision. AccountVision 2.0 will have increased functionality and modularity, which will typically reduce the need for customization. Additionally, AccountVision 2.0 will have a common database with ChartVision. AccountVision 2.0 is expected to be completed in the second half of 1997.

On-Line Chart Completion is an add-on module to ChartVision and is in its final development stages. It is currently installed at two beta sites. On-Line Chart Completion provides healthcare facilities with automated management of chart deficiencies. Through the integration of medical records workflow processing and imaging technology, On-Line Chart Completion enables the deficiency analyst to identify, assign, review and reassign medical record deficiencies. The clinician can sign documents, annotate and highlight, view the entire record while dictating, attach notes and comments and complete assigned deficiencies. Management can track and report on deficiency progress throughout the enterprise. On-Line Chart Completion also provides standard Joint Commission on the Accreditations of Healthcare Organizations reports and customer defined reports. Cases can be updated at any time and simultaneous access to the documents eliminates file contention. The automated, flexible workflow processes were designed to be intuitive to the end users, analysts and clinicians. This makes it easy for clinicians to finish their on-line "paper work." Because it is flexible and easy to use, On-Line Chart Completion helps customers increase efficiency immediately. As a result, hospitals and integrated delivery networks can quickly improve cash flow through faster billing, reduced denials and optimized coding.

Correspondence is currently being developed and will be an add-on module to ChartVision and AccountVision. Correspondence is expected to be completed in the first half of 1997. Correspondence was developed to help hospitals and integrated delivery networks quickly and efficiently complete requests for information from various sources. It is an automated, flexible workflow processing and management reporting system. It provides on-line access to all pertinent information. The implementation of a workflow system offers an opportunity to streamline and re-design existing core operational processes. The correspondence analyst's work queue accepts incoming requests that are faxed, scanned (mail), manually created (phone call) or delivered through an interface from another system within the enterprise. Once a request is received by the Correspondence system, it automatically initiates the workflow process and moves the users through the pre-defined steps necessary to fulfill the request. The actual request document can also be routed as an attachment and is then available as needed. Requests are tracked and the current status can be viewed on-line. The Correspondence system has a flexible invoice processing option that can be built into the workflow process, and it produces standard productivity, revenue and summary reports. Ad hoc reports may also be generated.

OmniVision is also in its final development stages and is expected to be completed in the first half of 1997. OmniVision is a suite of image-enabling and workflow applications that provides physicians, clinicians and other healthcare users with immediate, simultaneous access to any patient information including multimedia and paper-based information, through their existing applications.

OmniVision delivers unstructured data and workflow automation to any third-party application while creating a complete historical repository. As a result, OmniVision allows hospitals and integrated delivery systems to consolidate all health information, whether text, document and medical images, sound, or video into one easily accessible repository. This provides a significant advantage to healthcare organizations that currently rely on manual processes or multiple non-integrated applications to access the complete patient record.

OmniVision allows any application across the entire enterprise to be image-enabled, from the host healthcare information system, to human resources, materials management, patient billing, as well as clinical data repositories ("CDR"), computer-based patient record systems, and others. And when the CDR is image-enabled, users can access any piece of information on the same workstation and from the same screen display, including the point of patient care. This means that users can view traditional electronic data and images simultaneously on the same screen without signing in and out of multiple applications.

LanVision is currently working with various customers to image-enable their existing information systems using OmniVision including: the "Oacis" clinical data repository system at Stanford University Medical Center; the "PHAMIS" clinical data repository at Grant/Riverside Methodist Hospital and U.S. Health Corporation; and the "AutoCyte" pathology system at the University of Pittsburgh Medical Center. The Company is also in the process of image-enabling the 3M Healthcare Enterprise Management system, a CPR system and the MasterChart CPR system, currently being distributed by Lanier Healthcare Systems.

The Company views the seamless integration of its products with third-party clinical data repository software systems and other applications systems as a key element of the Company's business strategy. To the degree that the Company is successful in image-enabling these applications, the Company believes that it will be able to offer its image-enabling systems to other healthcare providers using systems such as Oacis, PHAMIS, etc.

WebView development began in the second half of fiscal 1996. WebView will provide seamless, easy access to any health information via the Internet. With WebView, Hospitals and integrated delivery networks will be able to take advantage of the World Wide Web for truly enterprise-wide access. Regardless of where they are located, healthcare users will be able to immediately and simultaneously access any healthcare information across the Internet with complete security and audit trail. Using popular Internet browsers, WebView will allow authorized users to query LanVision systems, retrieving, displaying, navigating and printing documents in accordance with appropriate security permissions restrictions. WebView will allow healthcare organizations to establish a private, secure intranet (a private network that utilizes Internet protocols and technology) and scale to the Internet as appropriate. Development of WebView is expected to be completed in late fiscal 1997.

The Company continues to focus its research and development efforts to develop new application software and increase the functionality of existing applications. The Company's research and development efforts are influenced significantly by customer requirements and desires. During fiscal 1996, the Company's product development staff grew from five to nineteen people. The company intends to continue to expand its product development staff in fiscal 1997.

Professional Services provided by LanVision complements its systems by offering high quality professional services which the Company believes are critical to attracting new customers and maintaining existing customer satisfaction. These services include implementation and training, project management and custom software development. The implementation and training services include equipment and software installation, system integration and comprehensive training. The project management services include needs and cost/benefit analysis, hardware and software configuration and business process re-engineering. The custom software development services include interface development, software development and modification services.

Existing Customers

The Company's customers include healthcare providers located throughout the United States. LanVision has implemented or is in the process of implementing one or more of its systems in the following institutions: Albert Einstein Health Network, Philadelphia, PA; Beth Israel Medical Center, New York, NY; Phillips Ambulatory Care Center, New York, NY; Cox Health Systems, Springfield, MO; Holzer Medical Center, Gallipolis, OH; ProMedica Health Systems, Toledo, OH; St. Alexius Medical Center, Bismarck, ND; Stanford University Medical Center, Palo Alto, CA; St. Francis Hospital and Medical Center, Hartford, CT; Summa Health
System: Akron City Hospital, Akron, OH; and St. Thomas Medical Center, Akron, OH; University Hospital, Cincinnati, OH; University of Pittsburgh Medical Center, Pittsburgh, PA; U.S. Health Corporation: Grant/Riverside Methodist Hospital, Columbus, OH.

In fiscal year 1996, the University of Pittsburgh Medical Center, Beth Israel Medical Center and University Hospital, Cincinnati, OH, accounted for 21%, 17% and 11%, respectively, of the Company's total revenues. In fiscal year 1995, Beth Israel Medical Center, Albert Einstein Health Network and University Hospital, Cincinnati, OH, accounted for 35%, 19% and 16%, respectively, of the Company's total revenues. In fiscal year 1994, Beth Israel Medical Center, University Hospital, Cincinnati, OH and Summa Health System accounted for 37%, 35% and 19%, respectively, of the Company's total revenues. The small number of customers and the extended sales cycle have contributed to variability in quarterly and annual operating results. The Company expects that as its customer base continues to increase, the actions of any one customer will have less of an effect on its quarterly and annual operating results.

Signed Agreements - Backlog

LanVision enters into master agreements with its customers to specify the scope of the system to be installed and services to be provided by LanVision, the agreed upon aggregate price and the timetable for implementation. The master agreement typically provides that the Company will deliver the system in phases pursuant to the customer's purchase orders, thereby allowing the customer flexibility in the timing of its receipt of systems and to make adjustments that may arise based upon changes in technology or changes in customer needs. The master agreement also allows the customer to request additional components as the installation progresses, which additions are then separately negotiated as to price and terms. Historically, customers have ultimately purchased systems and services in addition to those originally contemplated by the master agreement, although there can be no assurance that this trend will continue in the future.

At January 31, 1997 and January 31, 1996, the Company's customers had entered into master agreements for systems and services (excluding maintenance) which had not yet been delivered, installed and accepted which, if fully performed, would generate sales of approximately $6,600,000 and $10,400,000, respectively. Such master agreements as of January 31, 1997 relate to ten customers and are currently expected to be performed over the next two to three years. Of the backlog at January 31, 1997, the Company has received purchase orders for approximately $3,200,000 of systems and services (excluding maintenance), of which $2,200,000 is currently anticipated to be delivered in fiscal year 1997.

The Company's master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance services on a monthly, quarterly or annual basis. Maintenance revenues for fiscal years 1996 and 1995 and 1994 were approximately $1,186,000, $906,000 and $593,000, respectively.

The commencement of revenue recognition varies depending on the size and complexity of the system and the implementation schedule requested by the customer. In addition, shipments to customers may be postponed due to delays in the Company's development schedule. Therefore, LanVision is unable to accurately predict the revenue it expects to achieve in any particular period. The Company's master agreements generally provide that the customer may terminate its agreement upon a material breach by the Company, may delay certain aspects of the installation and may terminate the agreement, at the customer's discretion, without penalty and without regard to the Company's performance. To date, no customer has terminated a master agreement, although customers have delayed installations from the original scheduled installation date and have modified the original system configuration. There can be no assurance that a customer will not cancel all or any portion of a master agreement in the future. A termination or installation delay of one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company's business, financial condition and results of operations.

Royalties

AccountVision, Version 1.01, incorporates software originally developed by Memorial Sloan-Kettering Cancer Center in New York. In 1994, Memorial Sloan-Kettering granted to LanVision the exclusive marketing rights to this software. Memorial Sloan-Kettering also granted to LanVision a non-exclusive, unlimited copy license to re-use and reengineer this software. The Company's agreement with Memorial Sloan-Kettering provides that the Company will pay a specified royalty to Memorial Sloan-Kettering each time the Company provides AccountVision, Version 1.0, to another customer. The initial term of the agreement expires in October 1997 and is automatically renewable for one year periods thereafter. Memorial Sloan-Kettering may terminate the agreement prior to expiration if the Company fails to meet stated minimum licensing and sales representative quotas. To date, AccountVision 1.0 has only been installed at Stanford University Medical Center. Currently, LanVision is developing AccountVision 2.0. AccountVision 2.0 will have increased functionality, modularity and a common database with ChartVision. AccountVision 2.0 is expected to be complete in the second half of 1997. LanVision retains ownership of all revisions, enhancements and upgrades to the original form of AccountVision developed by LanVision.

The Company has agreed with several other customers that with regard to specific customized software and, in one instance, certain derivatives thereof, the Company will pay a specified royalty to the original customer each time the Company provides the same software to another customer. As of the date hereof, the Company has paid no royalties under these agreements.

Sales and Marketing

At January 31, 1996, the Company's sales and marketing force consisted of eight people, including a regional marketing manager in New York, serving the northeast United States region; a regional marketing manager in Chicago, serving the Great Lakes region; and a six-person marketing and sales support team. During fiscal 1996, the Company expanded its sales and marketing force by twenty-two people, net. At January 31, 1997, the direct sales force consisted of nine commissioned sales personnel and seventeen personnel in pre-sales support and marketing. During 1996, the Company terminated a sales agent in San Diego, previously serving the Western United States, and this region is now being served by the Company's direct sales force and the Company's other third-party resellers. LanVision intends to continue to expand its direct sales force, especially in areas where the Company does not currently have a geographic presence. However, the expansion in 1997 will be at a slower pace and will be monitored along with the Company's assessment of market growth opportunities.

During 1996, the Company placed increased emphasis on indirect distribution channels. LanVision hired a director of indirect sales channels and transferred three people from the direct sales group to support the indirect sales operation.

In March 1996, as an initial step in the Company's strategy to expand its sales, marketing and distribution channels, the Company entered into a marketing agreement with Lanier Worldwide, Inc. ("Lanier"), a wholly-owned subsidiary of Harris Corporation. LanVision granted to Lanier the non-exclusive right to market and distribute ChartVision, AccountVision, On-Line Chart Completion and related applications throughout North America until June 30, 1997 and for one-year renewal periods thereafter as may be agreed by both parties. Lanier is obligated to market ChartVision as its exclusive applications software for medical records except to those Lanier customers currently using certain Lanier products and except as agreed by both parties. Lanier has the right to terminate the agreement if LanVision markets a CPR product which directly competes with Lanier's CPR product and LanVision has the right to terminate the agreement if Lanier markets a product which directly competes with ChartVision, AccountVision or On-Line Chart Completion. The contractual terms of the agreement are designed to operate as an incentive for Lanier to focus on small- to medium-sized hospitals by providing Lanier with a larger discount for software licensed to small- to medium-sized hospitals. LanVision will have the first opportunity to provide installation and maintenance services to customers that have 400 or more licensed beds and Lanier will have such first opportunity with regard to customers that have less than 400 licensed beds.

In April 1997, LanVision and Lanier agreed in principle to a new three year reseller agreement. Under the proposed agreement, Lanier will market LanVision's complete line of document imaging applications including ChartVision, AccountVision, OmniVision, On-Line Chart Completion, Correspondence and WebView. Lanier has agreed to partner exclusively with LanVision in these application areas. The new agreement will encompass Lanier's entire 125 member healthcare sales organization. In addition, Lanier will establish a dedicated team of specialists that will focus on document imaging and workflow applications. LanVision has agreed to dedicate a team of pre-sales support personnel to assist the Lanier sales effort. Lanier will have the right to sub-license LanVision's proprietary and third-party software in exchange for royalty payments. Royalty terms for the relicensing of LanVision's systems are the same for large or small hospitals. Lanier has the option to purchase hardware and professional services from LanVision.

Both companies intend to pursue joint product integration and marketing opportunities. One planned project will include the integration of LanVision's document imaging and On-Line Chart Completion technologies with Lanier's dictation, medical transcription, data repositories, and digital copiers/printers. Lanier intends to market this integrated solution as DOCument Imaging/ES to selected providers of healthcare information and clinical systems in addition to healthcare enterprises.

In March 1997, LanVision entered into a marketing agreement with 3M Health Information Systems to integrate OmniVision, LanVision's image-enabling software application, with the 3M Healthcare Enterprise Management System, a computer based patient record system. Under the terms of the agreement, 3M Health Information Systems will receive a commission on LanVision products installed as a result of qualified leads from 3M Health Information Systems.

Also, in March 1997, LanVision formed a cooperative marketing and professional services agreement with Crowe, Chizek and Company LLP aimed at the healthcare industry. In this agreement, Crowe Chizek will recommend LanVision technology in imaging and workflow opportunities, while LanVision will recommend the services of Crowe, Chizek in accounts payable opportunities. Crowe Chizek is the 10th largest consulting and Certified Public Accounting firm in the United States.

In April 1997, LanVision formed a cooperating marketing agreement with Daou Systems, Inc. ("Daou"), a leader in designing, planning, implementing and managing computer networks used in the healthcare industry. Under the terms of the agreement, LanVision and Daou will each promote customer awareness of the benefits of each other's products. LanVision and Daou have each agreed to pay the other party a commission on products installed as a result of qualified leads from the other party.

LanVision intends to continue to expand alternative channels of distribution and increase LanVision's support of these third-party distributors.

Throughout 1996, the Company experienced extended sales cycles which adversely affected revenues. It is common for sales cycles to take from six to eighteen months. The sales cycle consists of several steps, which include initial contact and lead qualification, response to requests for proposals, analysis of business requirements, site visits, preparation of final bid and agreement negotiations. Members of the Company's product development, client services and client support departments assist the Company's direct sales force in making presentations to, and preparing comprehensive proposals for potential customers. To support the Company's sales efforts, the Company conducts a variety of programs intended to market and position its product line and services. These programs include trade journal advertising, public relations activities and trade show participation.

Competition

The healthcare information access systems market historically has been dominated by several companies. The industry is currently undergoing consolidation and realignment as companies position themselves to compete more effectively. Strategic alliances between vendors of healthcare information access systems and vendors of other healthcare systems are increasing. Barriers to entry to this market include technological and application sophistication, the ability to offer a proven product, a well-established customer base and distribution channels, brand recognition, the ability to operate on a variety of operating systems and hardware platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities. The Company believes that these barriers together represent a moderate to high level barrier to entry. Foreign competition has not been a significant factor in the market to date.

The Company's competitors include healthcare information systems vendors which are larger and more established and have substantially more resources than the Company. In addition, information and document management companies serving other industries may enter the healthcare information systems market. Suppliers and companies with which LanVision may establish strategic alliances may also compete with LanVision. Such companies and vendors may either individually, or by forming alliances excluding LanVision, place bids for large agreements in competition with LanVision. A decision on the part of any of these competitors to focus additional resources in the image-enabling and other markets addressed by LanVision could have a material adverse effect on LanVision.

LanVision believes that the principal competitive factors in its market are customer recommendations and references, company reputation, system reliability, system features (including ease of use), technological advancements, customer service and support, the effectiveness of marketing and sales efforts, price and company size. In addition, LanVision believes that the speed with which companies in its market can anticipate the evolving healthcare industry structure and identify unmet needs are important competitive factors. There can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors.

Employees

As of March 31, 1997, LanVision had 101 full-time employees. None of the Company's employees are represented by a labor union or subject to a collective bargaining agreement. LanVision has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2.  PROPERTIES

The Company's principle administrative and sales offices are located at One Financial Way, Suite 400, Cincinnati, Ohio 45242-5859. The offices consist of approximately 23,000 square feet of space under a lease which expires in August, 2001. The rental expense for these offices approximates $422,000 annually.

The Company also leases office space for a portion of its software engineering and research and development operations at 5481 Creek Road, Cincinnati, Ohio 45242-4001. The offices consist of approximately 10,000 square feet of space under a lease which expires in April, 2000. The rental expense for these offices approximates $75,000 annually.

The Company also leases office space for a portion of its software engineering and research and development operations at 5970 Fairview Road, Suite 700, Charlotte, North Carolina 28210-3167. The offices consist of approximately 3,800 square feet of space under a lease which expires in September, 1999. The rental expense for theses offices approximates $62,000 annually.

The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of the Company's operations.

ITEM 3.   LEGAL PROCEEDINGS

The Company may be subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims can not be predicted with certainty, management is not aware of any of legal maters that will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by the Executive Officers of the Company on April 23, 1997 are:

                                                                                        Elected to
       Name            Age                        Position(1)                       Present Position(2)
       ----            ---                        -----------                       -------------------

J. Brian Patsy         46     Chairman of the Board, President, Treasurer, Chief
                              Executive Officer(3)
                              and Director                                                  1989
Eric S. Lombardo       44     Executive Vice President, Secretary
                              and Director                                                  1989
Robert F. Golden       42     Chief Technology Officer                                      1996
Alan J. Hartman        44     General Counsel                                               1996
Thomas E. Perazzo      43     Chief Financial Officer                                       1996

(1)    All current  officers of the Company hold office until their  successors  are elected and qualified or until any removal or  resignation.  Officers of the  Company  are elected by the Board of  Directors  and serve at the  discretion  of  the  Board.  For  purposes of the  descriptions  of the  background  of the  Company's Executive  Officers,  the term  "Company"  refers  to both  LanVision  Systems,  Inc.  and its  predecessor
       LanVision, Inc. before the reorganization.  See Item 1, "Business-General."

(2)    Represents date of election to Registrant or its predecessor before the reorganization.
       See (1) above.

(3) Since April 8, 1997, Mr. Brian Patsy is also performing the function of Vice President, Sales and Marketing until the current vacancy is filled.

         J. Brian Patsy, is a co-founder of the Company and has served as the President, Treasurer and a Director since the Company's inception in October, 1989. Mr. Patsy was appointed Chairman of the Board and Chief Executive Officer in March, 1996. Mr. Patsy has over 25 years of experience in the information technology industry. From 1986 to 1989, Mr. Patsy served as Branch Manager and District Marketing Manager for Wang Laboratories, Cincinnati, Ohio. Prior to 1986, Mr. Patsy served twelve years in numerous engineering, sales, sales marketing and executive management positions with AT&T, Ameritech and Ohio Bell Telephone Company.

         Eric S. Lombardo, is a co-founder of the Company, has served as a Director since the Company's inception and as Executive Vice President and Secretary of the Company since May, 1990. Mr. Lombardo has over 23 years of experience in the information technology industry. From 1983 to 1989, Mr. Lombardo served as Major Account Executive for Wang Laboratories. In 1979, Mr. Lombardo established and managed the Cincinnati, Ohio office of Triad Systems, a wholesale distribution software company. Prior to 1979, Mr. Lombardo was employed by NCR Corporation in various capacities.

         Robert F. Golden, joined the Company in February, 1996 as Chief Technology Officer. From February, 1995 until he joined the Company, Mr. Golden served as a consultant to the Company, responsible for new product development. From 1992 to 1994, Mr. Golden served as Vice President and General Manager of Charm Bioengineering, Inc., a biotechnology immunoassay manufacturer. From 1984 to 1992, Mr. Golden served as President of Tekscan, Inc., a marketer and manufacturer of proprietary biotechnology and industrial sensor and imaging systems for the medical, automotive and computer industries.

         Alan J. Hartman, joined the Company in June, 1996 as General Counsel. From 1983 until he joined the Company, Mr. Hartman served in various capacities, including General Counsel, of Cincom Systems, Inc., an international software development and marketing company.

         Thomas E. Perazzo, joined the Company in January, 1996 as Chief Financial Officer. From 1993 until he joined the Company, Mr. Perazzo served as the Chief Financial Officer of Cincom Systems, Inc., an international software development and marketing company. From 1992 through 1993, Mr. Perazzo served as Vice President & Controller of Cincom Systems, Inc. Prior to 1992, Mr. Perazzo was a partner of KPMG Peat Marwick LLP, in Cincinnati, Ohio. Mr. Perazzo is a Certified Public Accountant.

All Executive Officers currently have employment agreements with the Company that generally provide annual salaries, discretionary bonuses, stock incentive provisions and severance arrangements.

There are no family relationships between any Director or Executive Officers and any other Director or Executive Officers of the Registrant.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The Nasdaq Stock Market's National Market under the symbol LANV. The table below sets forth the high and low sales prices for LanVision Systems, Inc. Common Stock for each of the quarters indicated since the Company's initial public offering on April 18, 1996, as reported by The Nasdaq Stock Market, Inc.

                                                                        High            Low
                                                                        ----            ---

        1st Quarter (April 18, 1996 through April 30, 1996)           $  18.75        $  14.50
        2nd Quarter (May 1, 1996 through July 31, 1996)                  18.75            8.50
        3rd Quarter (August 1, 1996 through October 31, 1996)            14.50            7.75
        4th Quarter (November 1, 1996 through January 31, 1997)           9.00            6.25

The market price of the Company's Common Stock has fluctuated significantly since the initial public offering in April, 1996. The market price of the Common Stock could be subject to significant fluctuations based on factors such as announcements of new products or customers by the Company or its competitors, quarterly fluctuations in the Company's financial results or other competitors' financial results, changes in analysts' estimates of the Company's financial performance, general conditions in the healthcare imaging industry as well as conditions in the financial markets. In addition, the stock market in general has experienced extreme price and volume fluctuations which have particularly affected the market price of many high technology companies and which have been often unrelated to the operating performance of a specific company. Many technology companies, including the Company, have recently experienced wide fluctuations in the market price of their equity securities. There can be no assurance that the market price of the Common Stock will not decline, or otherwise continue to experience significant fluctuations in the future.

According to the transfer agent records, the Company has 106 stockholders of record as of April 21, 1997. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to determine with complete accuracy the total number of stockholders represented by these record holders. The Company estimates that it has approximately 3,200 stockholders.

The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended January 31, 1997. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes incorporated herein by reference elsewhere in this Annual Report on Form 10-K report.

                                                                         Fiscal Year(1)
                                          ------------------------------------------------------------------------------
                                                1996            1995            1994           1993            1992
                                                ----            ----            ----           ----            ----
(in thousands, except per share data)
Total revenues                            $    10,310    $      5,019    $      2,412    $     3,250     $      1,136
Total operating expenses                       16,271           5,324           3,105          3,138              999
Operating income (loss)                        (5,961)           (306)           (693)           112              137
Net income (loss)                              (4,669)           (326)           (572)            73               94
Net income (loss) per share of
  common stock                                   (.56)           (.05)           (.09)           .01              .01
Total assets                                   33,300           3,046           1,518            769              533
Convertible redeemable
  preferred stock                                   -             850             850              -                -
Total stockholders' equity (deficit)           29,921            (646)           (319)           253              255
Weighted average shares outstanding             8,284           6,190           6,190          6,223            6,685
Cash dividends declared                             -               -               -              -                -

(1)    All  references  to a fiscal  year refer to the fiscal  year of the  Company  commencing  February 1 of that calendar year and ending on January 31 of the following year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information regarding Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations as required by Item 303 of Regulation S-K is incorporated herein by reference from pages 7 through 10 of the Company's 1996 Annual Report to Stockholders appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Financial Statements are incorporated herein by reference from pages 11 through 21 of the Company's 1996 Annual Report to Stockholders. The supplementary quarterly financial information regarding the Company as required by Item 302 of Regulation S-K is incorporated herein by reference from page 21 of the Company's 1996 Annual Report to Stockholders appearing under the caption "Quarterly Results of Operations (Unaudited)".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No change in the Company's auditors has taken place within the twenty-four months prior to, or in any period subsequent to the Company's January 31, 1997 Financial Statements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding Directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 27, 1997 from the information appearing under the caption "Election of Directors" and "Stock Ownership by Certain Beneficial Owners and Management." Certain information regarding the Company's Executive Officers is set forth in Part I, Item 4 of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information regarding Executive Compensation required by Item 402 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 27, 1997 from the information appearing under the caption "Executive Compensation", except that the information required by Item 402 (k) and (l) of Regulation S-K which appears within such caption under the subheading "Compensation Committee Report" and the caption "Stock Performance Graph" and set forth in the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 27, 1997 is specifically not incorporated herein by reference into this Form 10-K or into any other filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding Security Ownership of the Company's Common Stock by certain beneficial owners and management required by Item 403 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 27, 1997 from the information appearing under the caption "Stock Ownership by Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions required by Item 404 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 27, 1997 from the information appearing under the caption "Certain Relationships and related Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Company included in the Company's 1996 Annual Report to Stockholders are incorporated herein by reference from pages 11 through 21 of the Annual Report. Reference is also made to Item 8 of this Form 10-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets at January 31, 1997 and 1996

Consolidated Statements of Operations for the three years ended January 31, 1997

Consolidated Statements of Cash Flows for the three years ended January 31, 1997

Consolidated Statements of Changes in Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit) for the three years ended January 31, 1997

Notes to Financial Statements

FINANCIAL STATEMENT SCHEDULE

The following Financial Statement Schedule of LanVision Systems, Inc. is included in this Item 14.

              Schedule                          Description
              --------                          -----------

                 II            Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted because the information either has been shown in the Consolidated Financial Statements or Notes thereto, or is not applicable or required under the instructions.

The Report of Independent Auditors on the Financial Statement Schedule of LanVision Systems, Inc. is included in Exhibit 23.1 of this Form 10-K.


EXHIBITS

   Exhibit No.                                                      Description of Exhibit
   -----------                                                      ----------------------

       3.1                Certificate of Incorporation of LanVision Systems, Inc.
       3.2                Bylaws of LanVision Systems, Inc.
       3.3                Certificate of the Designations, Powers, Preferences and Rights of the Convertible Preferred Stock (Par
                          Value $.01 Per Share) of LanVision Systems, Inc.
       4.1                Specimen Common Stock Certificate of LanVision Systems, Inc.
       4.2                Specimen Preferred Stock Certificate of LanVision Systems, Inc.
      10.1           #    LanVision Systems, Inc. 1996 Employee Stock Option Plan
      10.2(a)        #    LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan
      10.2(b)        #    First Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors
                          Stock Option Plan
      10.3           #    LanVision Systems, Inc. 1996 Employee Stock Purchase Plan
      10.4           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and J. Brian Patsy effective January
                          1, 1996
      10.5           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Eric S. Lombardo effective
                          January 1, 1996
      10.6           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Robert F. Golden effective
                          February 1, 1996
      10.7           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Thomas E. Perazzo effective
                          January 30, 1996
      10.8           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and
                          Alan J. Hartman, effective June 1, 1996
      10.9           #    Stock Purchase and Shareholder Agreement among LanVision, Inc., Blue Chip Capital Fund Limited
                          Partnership, J. Brian Patsy and Eric s. Lombardo dated December 1, 1994
      10.10          #    Amendment No. 1 to Stock Purchase and Shareholder Agreement among Blue Chip Capital Fund Limited
                          Partnership, LanVision, Inc., J. Brian Patsy, Eric S. Lombardo
                          and LanVision Systems, Inc. dated February 8, 1996
      10.11               Consent by Blue Chip Capital Fund Limited Partnership dated February 8, 1996
      10.12(a)            Lease for office space between Duke Realty Limited Partnership and LanVision, Inc. dated May 7, 1996
      10.12(b)            First amendment to office lease with Duke Realty Limited Partnership, dated July 12, 1996
      10.12(c)            Second amendment to office lease with Duke Realty Limited Partnership, dated February 25, 1997


      10.13               Lease for office space between Green Realty Corporation and LanVision, Inc., dated
                          April 7, 1997
      10.14(a)            Lease for office space between Fairview Plaza Associates Limited Partnership and
                          LanVision, Inc., dated February 26, 1996
      10.14(b)            First amendment to lease between Fairview Plaza
                          Associates Limited Partnership, Lessor and LanVision,
                          Inc., Lessee, dated August 12, 1996
      10.15               Marketing Agreement between Lanier Worldwide, Inc. and LanVision, Inc.
                          effective March 1, 1996
      10.16               Form of Indemnification Agreement for all directors and officers
      11.1                Statement Regarding Computation of Per Share Earnings
      13.1                Annual Report to Stockholders
      21.1                Subsidiaries of the Registrant
      23.1                Consent of Independent Auditors
      27.1                Financial Data Schedule

#     Management Contracts and Compensatory Arrangements

REPORTS ON FORM 8-K

During the fourth quarter of fiscal 1996, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LANVISION SYSTEMS, INC.

DATE:        April 23, 1997           By:  /s/ J. BRIAN PATSY
     ---------------------------          -------------------------------------
                                           J. Brian Patsy
                                           Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ J. Brian Patsy                           Chief Executive Officer             April 23, 1997
--------------------------------             and Director
J. Brian Patsy

/s/ Eric S. Lombardo                         Director                            April 23, 1997
--------------------------------
Eric S. Lombardo

/s/ George E. Castrucci                      Director                            April 23, 1997
--------------------------------
George E. Castrucci

/s/ Z. David Patterson                       Director                            April 23, 1997
--------------------------------
Z. David Patterson

/s/ Thomas E. Perazzo                        Chief Financial Officer             April 23, 1997
--------------------------------             and Chief Accounting Officer
Thomas E. Perazzo






Schedule II   Valuation and Qualifying Accounts and Reserves

                             LanVision Systems, Inc.
                   for the three years ended January 31, 1997

                                                                  Additions
                                                         ----------------------------
       (in thousands)                   Balance at        Charged to       Charged to
                                        Beginning           costs             Other                           Balance at
         Description                    of Period        and Expenses       Accounts      Deductions         End of Period
         -----------                    ---------        ------------       --------      ----------       ---------------

Year ended January 31, 1997:
  Allowance for doubtful accounts      $     75         $     130         $      -        $      -        $    205
  Warranty reserve                           75                95                -               6             164

Year ended January 31, 1996:
  Allowance for doubtful accounts            75                 -                -               -              75
  Warranty reserve                           75                 -                -               -              75

Year ended January 31, 1995:
  Allowance for doubtful accounts            75                 -                -               -              75
  Warranty reserve                            -                75                -               -              75



                                INDEX TO EXHIBITS

EXHIBITS

                                                                                                                         Sequential
   Exhibit No.                                              Description of Exhibit                                        Page No.
   -----------                                              ----------------------                                        --------

       3.1                Certificate of Incorporation of LanVision Systems, Inc.                                           *(1)
       3.2                Bylaws of LanVision Systems, Inc.                                                                 *(1)
       3.3                Certificate of the Designations, Powers, Preferences and Rights of the Convertible
                          Preferred Stock (Par Value $.01 Per Share) of LanVision Systems, Inc.                             *(1)
       4.1                Specimen Common Stock Certificate of LanVision Systems, Inc.                                      *(1)
       4.2                Specimen Preferred Stock Certificate of LanVision Systems, Inc.                                   *(1)
      10.1           #    LanVision Systems, Inc. 1996 Employee Stock Option Plan                                           *(1)
      10.2(a)        #    LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan                             *(1)
      10.2(b)        #    First Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors
                          Stock Option Plan                                                                                 *(2)
      10.3           #    LanVision Systems, Inc. 1996 Employee Stock Purchase Plan                                         *(1)
      10.4           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and J. Brian Patsy
                          effective January 1, 1996                                                                         *(1)
      10.5           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Eric S. Lombardo
                          effective January 1, 1996                                                                         *(1)
      10.6           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Robert F. Golden
                          effective February 1, 1996                                                                        *(1)
      10.7           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Thomas E. Perazzo
                          effective January 30, 1996                                                                        *(1)
      10.8           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Alan J. Hartman,
                          effective June 1, 1996                                                                          Page 29
      10.9           #    Stock Purchase and Shareholder Agreement among LanVision, Inc.,
                          Blue Chip Capital Fund Limited Partnership, J. Brian Patsy and
                          Eric s. Lombardo dated December 1, 1994                                                           *(1)
      10.10          #    Amendment No. 1 to Stock Purchase and Shareholder Agreement among Blue Chip Capital Fund
                          Limited Partnership, LanVision, Inc., J. Brian Patsy, Eric S. Lombardo and LanVision
                          Systems, Inc. dated February 8, 1996                                                              *(1)
      10.11               Consent by Blue Chip Capital Fund Limited Partnership dated
                          February 8, 1996                                                                                  *(1)
      10.12(a)            Lease for office space between Duke Realty Limited Partnership and LanVision, Inc. dated
                          May 7, 1996                                                                                       *(3)
      10.12(b)            First amendment to office lease with Duke Realty Limited Partnership,
                          dated July 12, 1996                                                                               *(4)
      10.12(c)            Second amendment to office lease with Duke Realty Limited Partnership, dated February 25,       Page 39
                          1997



      10.13               Lease for office space between Green Realty Corporation and LanVision, Inc., dated April
                          7, 1997                                                                                         Page 45
      10.14(a)            Lease for office space between Fairview Plaza Associates Limited Partnership and
                          LanVision, Inc., dated February 26, 1996                                                          *(1)
      10.14(b)            First amendment to lease between Fairview Plaza Associates Limited Partnership, Lessor and
                          LanVision, Inc., Lessee, dated August 12, 1996                                                  Page 61
      10.15               Marketing Agreement between Lanier Worldwide, Inc. and LanVision, Inc.
                          effective March 1, 1996                                                                           *(1)
      10.16               Form of Indemnification Agreement for all directors and officers                                  *(1)
      11.1                Statement Regarding Computation of Per Share Earnings                                           Page 64
      13.1                Annual Report to Stockholders                                                                   Page 65
      21.1                Subsidiaries of the Registrant                                                                  Page 93
      23.1                Consent of Independent Auditors                                                                 Page 93
      27.1                Financial Data Schedule                                                                         Page 94

----------

*     Incorporated by reference from document indicated below.
#     Management Contracts and Compensatory Arrangements.

(1) Previously filed with the Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

(2) Previously filed with the Commission and incorporated herein by reference from Exhibit 4.1(b) of, the Registrant's Registration Statement on Form S-8, file number 333-20765, as filed with the Commission on January 31, 1997.

(3) Previously filed with the Commission as Exhibit 10 of the Registrant's Form 10-Q for the quarter ended April 30, 1996, as filed with the Commission on June 12, 1996.

(4) Previously filed with the Commission as Exhibit 10 of the Registrant's Form 10-Q for the quarter ended July 31, 1996, as filed with the Commission on September 4, 1996.