Form 10-Q
period 1997-04-30
LANVISION SYSTEMS INC
filed 1997-06-11
CIK 1008586

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of June 2, 1997: 8,896,500.

                               TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
Part I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets at April 30, 1997 and January 31, 1997 . . . . . .        3

       Condensed Consolidated Statements of Operations for the three months
           ended April 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

       Condensed Consolidated Statements of Cash Flows for the three months
           ended April 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

       Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . .        7

Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .       15

           Signatures  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

PART I.       FINANCIAL INFORMATION
Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LANVISION SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                        (Unaudited)          (Audited)
                                                                         April 30,          January 31,
                                                                           1997                 1997
                                                                     ------------------   -----------------
  Current assets:
      Cash and cash equivalents                                      $       994,783      $       664,223
      Investment securities                                               11,121,375           16,407,270
      Accounts receivable, net of allowance for doubtful
          accounts of $220,000 and $205,000, respectively                  2,046,212            2,934,230
      Unbilled receivables                                                 1,000,272              663,626
      Other                                                                  908,119              572,968
                                                                     ---------------      ---------------
            Total current assets                                          16,070,761           21,242,317

  Property and equipment:
      Computer equipment                                                   1,828,063            1,536,513
      Computer software                                                      221,569              173,359
      Office furniture, fixtures and equipment                             1,011,513              962,880
      Leasehold improvements                                                 280,736              267,244
                                                                     ---------------      ---------------
                                                                           3,341,881            2,939,996
      Accumulated depreciation and amortization                             (880,995)            (687,832)
                                                                     ---------------      ---------------
                                                                           2,460,886            2,252,164
  Investment securities                                                   11,019,795            9,520,279
  Capitalized software development costs, net of accumulated
    amortization of $563,563 and $533,563, respectively                      313,366              244,366
  Other                                                                       71,566               40,519
                                                                     ---------------      ---------------
                                                                     $    29,936,374      $    33,299,645
                                                                     ===============      ===============


See Notes to Condensed Consolidated Financial Statements.

                            LANVISION SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      Liabilities and Stockholders' Equity

                                                                         (Unaudited)           (Audited)
                                                                          April 30,           January 31,
                                                                             1997                 1997
                                                                       ------------------   -----------------
  Current liabilities:
      Accounts payable                                                 $     1,215,948      $     1,249,337
      Accrued compensation                                                     502,610              555,235
      Accrued other expenses                                                   976,244            1,073,167
      Deferred revenues                                                        361,190              500,783
                                                                       ---------------      ---------------
            Total current liabilities                                        3,055,992            3,378,522

  Stockholders' equity:
      Preferred stock $.01 par value per share, 5,000,000 shares
          authorized, no shares issued and outstanding                               -                    -
      Common stock, $.01 par value per share, 25,000,000 shares
          authorized, 8,896,500 shares issued and outstanding                   88,965               88,965
      Capital in excess of par value                                        35,110,817           35,110,817
      Accumulated (deficit)                                                 (8,204,972)          (5,359,265)
      Unrealized net gains on investment securities, net of taxes               56,197               80,606
      Treasury stock, at cost, 35,000 shares                                  (170,625)                   -
                                                                       ---------------      ---------------
  Total stockholders' equity                                                26,880,382           29,921,123
                                                                       ---------------      ---------------
                                                                       $    29,936,374      $    33,299,645
                                                                       ===============      ===============


See Notes to Condensed Consolidated Financial Statements.

                            LANVISION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three Months Ended April 30,

                                  (Unaudited)

                                                                          1997                1996
                                                                    ------------------  ------------------
   Revenues:
       Systems sales                                                $     1,170,561     $     1,674,317
       Service, maintenance and support                                     942,632             439,176
                                                                    ---------------     ---------------
           Total revenues                                                 2,113,193           2,113,493
                                                                    ---------------     ---------------

   Operating expenses:
       Cost of systems sales                                                629,528             996,884
       Cost of service, maintenance and support                           1,107,086             481,197
       Selling, general and administrative                                2,570,235           1,056,213
       Product research and development                                     982,315             279,736
                                                                    ---------------     ---------------
           Total operating expenses                                       5,289,164           2,814,030
                                                                    ---------------     ---------------
       Operating (loss)                                                  (3,175,971)           (700,537)
   Other income (expense), including interest expense
     of $79,684 in 1996                                                     330,264             (79,645)
                                                                    ---------------     ---------------
       Net (loss)                                                   $    (2,845,707)    $      (780,182)
                                                                    ===============     ===============

   (Loss) per common share                                          $      (0.32)       $       (.12)
                                                                    ===============     ===============

   Number of shares used in per common share computation                  8,886,388           6,404,694
                                                                    ===============     ===============


See Notes to Condensed Consolidated Financial Statements.

                            LANVISION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Three Months Ended April 30,

                                  (Unaudited)

                                                                       1997                 1996
                                                                 ------------------   ------------------
  Operating activities:
  Net (loss)                                                     $    (2,845,707)     $      (780,182)
  Adjustments to reconcile net (loss) to net cash
    provided by (used for) operating activities:
       Depreciation and amortization                                     223,163               31,817

  Cash provided by (used for) assets and liabilities:
       Accounts and unbilled receivables                                 551,372             (295,705)
       Other assets                                                     (335,151)            (620,371)
       Accounts payable and accrued expenses                            (182,936)           1,590,785
       Deferred revenues                                                (139,593)             459,350
                                                                 ---------------      ---------------
  Net cash provided by (used for) operating activities                (2,728,852)             385,694

  Investing activities:
  Purchases of investment securities                                 (11,838,463)                  --
  Sales of investment securities                                      15,600,433                   --
  Purchases of property and equipment                                   (401,885)            (110,825)
  Capitalization of software development costs                           (99,000)             (35,000)
  Other                                                                  (31,048)                   -
                                                                 ---------------      ---------------
  Net cash provided by (used for) investing activities                 3,230,037             (145,825)

  Financing activities:
  Payments on line of credit, net                                             --             (600,000)
  Issuance of common stock                                                    --           34,404,782
  Purchase of treasury stock                                            (170,625)                  --
                                                                 ---------------      ---------------
  Net cash provided by financing activities                             (170,625)          33,804,782
                                                                 ---------------      ---------------

  Increase (decrease) in cash                                            330,560           34,044,651
  Cash at beginning of period                                            664,223                   --
                                                                 ---------------      ---------------
  Cash and short term cash equivalents at end of period          $       994,783      $    34,044,651
                                                                 ===============      ===============

  Supplemental cash flow disclosures:
      Income taxes paid                                          $            --      $            --
      Interest paid                                              $            --      $        79,684

See Notes to Condensed Consolidated Financial Statements.

                            LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-01494. Operating results for the three months ended April 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1998.

Note 2 - CASH EQUIVALENTS

Short-term cash equivalents at April 30, 1997, consist of investments in money market funds (which invests in U.S. Treasury Securities). For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Note 3 - PUBLIC OFFERING OF COMMON STOCK

On April 18, 1996, the Company issued 2,912,500 Shares of Common Stock in an Initial Public Offering. The net proceeds to the Company, before expenses, was $35,211,147.

Note 4 - CHANGES IN ACCOUNT BALANCES

Other income (expense), net consists primarily of interest income on investments during the first quarter of fiscal 1997, and interest expense on outstanding indebtedness, prior to the initial public offering, in the first quarter of fiscal 1996.

Other current assets consist primarily of prepaid insurance, and acquired software and hardware awaiting installation at customer sites. The increase at April 30, 1997, results from the acquisition of hardware and software purchased, late in the quarter, for installation at customer sites and increases in prepaid insurance.

The decrease in deferred revenue relates primarily to the recognition, as revenue during the quarter, of a previously deferred software development porting fee until the completion of the program.

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

The (loss) per common share is calculated using the weighted average number of common shares outstanding during the quarter. During the first quarter of fiscal 1996, the common shares outstanding (6,404,694), assumes the conversion of the Convertible Redeemable Preferred Stock to 1,496,000 shares of Common Stock, on an if converted basis as of the beginning of the quarter, and the issuance of 2,912,500 common shares on April 18, 1996, the date of the Initial Public Offering.

The (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options) as the inclusion thereof would be antidilutive.

In February, 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, Earnings per Share. Currently management is assessing the effect of this pronouncement on its calculation of earnings per share. However, it does not appear the pronouncement will have any material effect upon the previously reported earnings per share of the Company.

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

RESULTS OF OPERATIONS:

GENERAL

LanVision is a leading provider of healthcare information access systems that enable hospitals and integrated healthcare networks to capture, store, manage, retrieve and process vast amounts of clinical and financial patient information. The Company's systems deliver on-line enterprise-wide access to fully-updated patient information which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm. LanVision's systems, which incorporate data management, document imaging and workflow technologies, consolidate patient information into a single repository and provide fast and efficient access to patient information from universal workstations located throughout the enterprise, including the point of patient care. The systems are specifically designed to meet the needs of physicians and other medical and administrative personnel and can accommodate multiple users requiring simultaneous access to patient information, thereby eliminating file contention. By providing access to all forms of patient information, the Company believes that its healthcare information access systems are essential components of the computer-based patient record.

The Company's revenues are derived from the licensing and sale of systems comprised of internally developed software, third party software and hardware, and from professional services, maintenance and support services. The professional services include consulting, implementation, training, project management and custom software development and currently are provided only to the company's customers with installed systems or who are in the process of installing systems. Revenues from professional services, maintenance and support services typically are expected to increase as the number of installed systems increases, although the margins on these revenues are expected to fluctuate based upon the negotiated terms of the agreement with each customer and the Company's ability to fully utilize its professional services, maintenance and support services staff. The highest margin on systems sales is on proprietary software with lower margins on third party hardware and software. Systems sales to any given customer may include differing configurations of software and hardware, resulting in varying margins among contracts.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. The sales cycle for the Company's systems have typically taken six to eighteen months, or sometimes longer, from initial contact to the execution of a sales agreement. As a result, the length of the sales cycle causes variations in quarter to quarter results. Sales agreements cover the entire implementation of the systems and specify the implementation schedule, which typically takes place in one or more phases. The agreements generally provide for the licensing of the Company's software and third party software with a one-time perpetual license fee that is adjusted depending on the number of workstations using the software. Third party hardware is usually sold outright, with a one-time fee charged for installation and training. Specific software customization, development of interfaces to existing customer systems and other professional services are sold on a fixed fee or a time and material basis.

LanVision enters into agreements with its customers to specify: the scope of the systems to be installed and services to be provided by LanVision, the agreed upon aggregate price and the preliminary timetable for implementation. The sales agreement typically provides that the Company will deliver the systems in phases pursuant to the customer's purchase orders, thereby allowing the customer flexibility in the timing of its receipt of systems and to make adjustments that may arise upon changes in technology or changes in customer needs. Some of the Company's sales agreements proved that the customer may terminate its agreement upon a material breach by the Company, may delay certain aspects of the installation and may terminate the agreement at the customer's discretion without penalty and without regard to the Company's performance. The sales agreements also allows the customer to request additional components as the installation progresses, which additions are then separately negotiated as to price and terms. Historically, customers have ultimately purchased systems and services in addition to those originally contemplated by the original sales agreement, although there can be no assurance that this trend will continue in the future.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter to quarter as a result of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers increase. Because a significant percentage of the Company's operating costs are expensed as incurred, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results from quarter to quarter. Accordingly, the Company believes that quarter-to-quarter comparisons of its revenues and operating results from the above factors and the significant expansion of operations, as discussed below, may not necessarily be meaningful and should not be relied upon as indicators of future performance.

Generally, revenue from systems sales is recognized when a sales agreement is signed and products are shipped. Revenue recognition related to routine installation, integration and other insignificant obligations is deferred until the work is performed. If an agreement requires the Company to perform services and modifications that are deemed significant to system acceptance, revenue related to the delivered hardware and software components is deferred until such obligations are deemed insignificant. Revenue from consulting, training and implementation services is recognized as the services are performed. Revenue from short-term support and maintenance agreements is recognized ratably over the term of the agreements. Because the progress billing terms and conditions of the agreements often do not coincide with the revenue recognition, billings to customers prior to the recognition of the revenue are classified as deferred revenue. Revenue recognized prior to progress billings to customers is recorded as unbilled receivables.

The Company's revenues and operating results may vary significantly from quarter to quarter as a result of a number of other factors, many of which are outside the Company's control. These factors include the relatively large size of sales agreements, unpredictability in the number and timing of systems sales, length of the sales cycle, delays in the installation process and changes in the customer's financial condition or budget. As a result, period to period comparisons may not be meaningful with respect to the past operations of the Company nor are they necessarily indicative of the future operations of the Company.

REVENUES:

Revenues for the fiscal quarter ended April 30, 1997, were $2,113,193 compared with $2,113,493 in the comparable quarter of 1996. There were two new sales agreements executed with new customers during the first quarter of 1997 (Memorial Sloan-Kettering Cancer Center of New York City and Lakeland Health Services, for its Highland Park Hospital, in Highland Park, IL) which two new agreements contributed approximately $900 thousand in revenues during the three months ended April 30, 1997. Portions of these new agreements will be implemented in future periods. The remaining revenue came from implementation of previously signed agreements (backlog) and from add-on sales to existing customers. As previously discussed, after a sales agreement is executed, LanVision does not record revenues until it ships the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Three customers, including the two new customers mentioned above, accounted for approximately 59% of the revenues for the first quarter of 1997 and three customers accounted for 90% of the revenues for the first quarter of 1996.

OPERATING EXPENSES:

Cost of System Sales

The cost of systems sales includes amortization of capitalized software development costs, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the hardware and software configuration of the systems sold. The cost of systems sales as a percentage of systems sales for the first quarter of 1997 and 1996 were 54% and 59%, respectively.

Cost of Service, Maintenance and Support

The cost of service, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of service, maintenance and support revenues, the cost of such service, maintenance and support was 117% and 109% for the first quarter of fiscal 1997 and 1996, respectively.

The service, maintenance and support staff consisted of thirty persons in the first quarter of 1997 compared with fifteen in the comparable prior quarter. LanVision's Professional Services and support staffs were expanded, subsequent to the initial public offering, in anticipation of increases in systems sales. The number of new systems sales has been less than expected, and accordingly, the billable hours have been less than the Company's internal plan.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and market expenses; and general corporate expenses, including occupancy costs. During the first quarter of fiscal 1997, selling, general and administrative expenses increased to $2,570,235 compared with $1,056,213 in the comparable prior quarter. During the second through fourth quarters of fiscal 1996, the company significantly expanded its direct sales and marketing and indirect sales operations, including the infrastructure necessary to support its anticipated future operations, in order to take advantage of the growth market opportunities in the healthcare information systems market. At the end of the first quarter of 1997, the selling, general and administrative staff consisted of 51 persons compared with 16 persons at the end of the first quarter of 1996. Additionally, expenses for advertising, trade shows and other marketing programs for the first quarter of fiscal 1997, were approximately $ 180,000 greater than the first quarter of fiscal 1996. Selling, general and administrative expenses includes $ 180,000 in the first quarter of fiscal 1997, related to an employee severance agreement.

Product Research and Development

Product research and development expenses consist primarily of: compensation and related benefits; the use of outside contractors for specific projects; and an allocated portion of general overhead costs, including occupancy. At April 30, 1996, the product research and development staff consisted of twenty-five persons compared with ten persons at April 30, 1996. In addition, the Company has increased substantially the use of independent contractors and software development firms to supplement the internal research and development staff. The majority of product research and development expenses for the current quarter relate to: the continued enhancement and increased functionality of ChartVision(R) and development of version 2 of AccountVision(TM); the development of new products to expand the breadth of the product portfolio, including VisionFlow(R) for electronic document routing and management tools to support business process reengineering, On-Line Chart Completion(TM) which automates the identification of deficiencies in patient charts and automatic routing to appropriate personnel for on-line processing and completion, MultiView(TM) , an add-on module to ChartVision to enable the display of multiple documents and enable users to pre-define search criteria and tailor data, Correspondence module to fulfill requests for information by allowing electronic searches and distribution of patient information and OmniVision(TM), an image enabling and workflow technology software that allows access to information through existing hospital applications. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $99,000, and $35,000 of product research and development costs in the first quarter of fiscal 1997 and 1996, respectively.

Net loss

The net loss for the first fiscal quarter of 1997 was $2,845,707 ($.32) compared with a net loss of $780,132 ($.12) in the first quarter of 1996. The increased operating loss is due to the significant expansion of the Company discussed in the previous paragraphs and fewer new systems sales than expected.

Since commencing operations in 1989, the Company has from time to time incurred operating losses. Although the Company achieved profitability in fiscal years 1992 and 1993, the Company incurred a net loss in fiscal years 1994, 1995 and 1996. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.

LIQUIDITY AND CAPITAL RESOURCES

On April 18, 1996, the Company, in its Initial Public Offering, issued 2,912,500 Shares of Common Stock, with net proceeds to the Company, before expenses, of $35,211,147. The Company has no significant obligations for capital resources other than operating leases for the existing facilities. It is expected that existing cash and cash equivalents, and investment securities, as well as cash provided from operations, will be sufficient to meet anticipated cash requirements, including the planned expansion of staff and office facilities.

The Company's customers typically have been well-established hospitals or medical facilities with good credit history, and payments have been received within normal time frames for the industry. Sales agreements with customers often involve significant amounts, and contract terms typically require customers to make progress payments

SIGNED AGREEMENTS - BACKLOG

At April 30, 1997, the Company's customers had entered into sales agreements for systems and services (excluding support and maintenance) which had not yet been delivered, installed and accepted which, if fully performed, would generate sales of approximately $8,163,000. The systems and services related to the agreements are expected to be delivered or performed, based upon customer implementation schedules, over the next two to three years. Of the backlog at April 30, 1997, the Company has received purchase orders for approximately $3,490,000 of systems and services (excluding maintenance).

In addition, the Company's sales agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance services on a monthly, quarterly or annual basis.

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

                                        LANVISION SYSTEMS, INC.

DATE:     June 2, 1997         By:  /s/ J. BRIAN PATSY
          ------------              -------------------------------
                                        J. Brian Patsy
                                        Chief Executive Officer and
                                        President

DATE:     June 2, 1997         By:  /s/ THOMAS E. PERAZZO
          ------------              -------------------------------
                                        Thomas E. Perazzo
                                        Vice President, Chief Financial
                                        Officer and Treasurer

                               INDEX TO EXHIBITS

                                                                   Sequential
Exhibit No.                          Exhibit                        Page No.
-----------                          -------                       ----------
   11          Computation of Earnings (Loss) Per Common Share . . . .    17

   27          Financial Data Schedule . . . . . . . . . . . . . . . .    18