Form 10-Q
period 1997-07-31
LANVISION SYSTEMS INC
filed 1997-09-10
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

                                       or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:  0-28123

                             LANVISION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                    31-1455414
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

         Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of September 8, 1997: 8,896,500.

         This report consists of 29 pages, and the Exhibit Index appears on page 20.

                                TABLE OF CONTENTS

                                                                                                   Page

Part I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets at July 31, 1997 and January 31, 1997 ...........       3

       Condensed Consolidated Statements of Operations for the three and six months ended
           July  31,  1997 and 1996 ..........................................................       5

       Condensed Consolidated Statements of Cash Flows for the six months ended
           July  31,  1997 and 1996 ..........................................................       6

       Notes to Condensed Consolidated Financial Statements ..................................       7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations ...................................................................       9


Part II.   OTHER INFORMATION

Item 1.    Legal  Proceedings ................................................................      16

Item 2.    Changes in Securities  and Use of Proceeds ........................................      16

Item 4.    Submission of Matters to a Vote of Security Holders ...............................      17

Item 6.    Exhibits  and  Reports on Form 8-K ................................................      18

           Signatures ........................................................................      19

PART I.       FINANCIAL INFORMATION
Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                                     (Unaudited)          (Audited)
                                                                                      July 31,           January 31,
                                                                                        1997                 1997
                                                                                  ------------------   -----------------
  Current assets:
      Cash and cash equivalents                                                   $             -      $       664,223
      Investment securities                                                             9,190,608           16,407,270
      Accounts receivable, net of allowance for doubtful
          accounts of $235,000 and $205,000, respectively                               2,892,887            2,934,230
      Unbilled receivables                                                                609,743              663,626
      Other                                                                             1,093,245              572,968
                                                                                  ------------------   -----------------
            Total current assets                                                       13,786,483           21,242,317

  Property and equipment:
      Computer equipment                                                                2,044,564            1,536,513
      Computer software                                                                   321,144              173,359
      Office furniture, fixtures and equipment                                          1,316,391              962,880
      Leasehold improvements                                                              378,784              267,244
                                                                                  ------------------   -----------------
                                                                                        4,060,883            2,939,996
      Accumulated depreciation and amortization                                        (1,099,580)            (687,832)
                                                                                  ------------------   -----------------
                                                                                        2,961,303            2,252,164
  Investment securities                                                                 9,706,042            9,520,279
  Capitalized software development costs, net of accumulated
    amortization of $593,563 and $533,563, respectively                                   382,367              244,366
  Other                                                                                    73,065               40,519
                                                                                  ------------------   -----------------
                                                                                  $    26,909,260      $    33,299,645
                                                                                  ==================   =================





See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      Liabilities and Stockholders' Equity

                                                                                     (Unaudited)           (Audited)
                                                                                       July 31,           January 31,
                                                                                         1997                 1997
                                                                                   ------------------   -----------------
  Current liabilities:
      Accounts payable                                                             $       812,094      $     1,249,337
      Accrued compensation                                                                 734,263              555,235
      Accrued other expenses                                                             1,267,881            1,073,167
      Deferred revenues                                                                    936,096              500,783
                                                                                   ------------------   -----------------
            Total current liabilities                                                    3,750,334            3,378,522

  Stockholders' equity:
      Preferred stock, $.01 par value per share, 5,000,000 shares
          authorized, no shares issued and outstanding                                           -                    -
      Common stock, $.01 par value per share, 25,000,000 shares
          authorized, 8,896,500 shares issued and outstanding                               88,965               88,965
      Capital in excess of par value                                                    35,110,817           35,110,817
      Accumulated (deficit)                                                            (11,736,195)          (5,359,265)
      Unrealized net gains on investment securities, net                                   125,527               80,606
      Treasury stock, at cost, 90,500 shares                                              (430,188)                   -
                                                                                   ------------------   -----------------
  Total stockholders' equity                                                            23,158,926           29,921,123
                                                                                   ------------------   -----------------
                                                                                   $    26,909,260      $    33,299,645
                                                                                   ==================   =================





See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       Three and Six Months Ended July 31,

                                   (Unaudited)

                                                                    Three Months Ended                   Six Months Ended
                                                             ---------------------------------   ---------------------------------

                                                                  1997              1996              1997              1996
                                                             ---------------   ---------------   ---------------   ---------------
  Revenues:
      Systems sales                                          $    428,286      $  2,769,442      $   1,598,847     $   4,443,759
      Service, maintenance and support                          1,140,500           600,695          2,083,132         1,039,871
                                                             ---------------   ---------------   ---------------   ---------------
          Total revenues                                        1,568,786         3,370,137          3,681,979         5,483,630

  Operating expenses:
      Cost of systems sales                                       535,352         1,516,278          1,164,880         2,513,162
      Cost of service, maintenance and support                  1,246,671           767,851          2,353,757         1,249,048
      Selling, general and administrative                       2,353,707         1,397,457          4,923,942         2,453,670
      Product research and development                          1,247,535           297,445          2,229,850           577,181
                                                             ---------------   ---------------   ---------------   ---------------
          Total operating expenses                              5,383,265         3,979,031         10,672,429         6,793,061
                                                             ---------------   ---------------   ---------------   ---------------
      Operating (loss)                                         (3,814,479)         (608,894)        (6,990,450)       (1,309,431)
  Interest income                                                 283,256           470,313            613,520           470,351
  Interest expense                                                      -                 -                  -            79,684
                                                             ---------------   ---------------   ---------------   ---------------
      Net (loss)                                             $ (3,531,223)     $   (138,581)     $  (6,376,930)    $    (918,764)
                                                             ===============   ===============   ===============   ===============

  (Loss) per common share                                    $    (.40)        $    (.02)        $    (.72)        $    (.12)
                                                             ===============   ===============   ===============   ===============

  Number of shares used in per common share computation         8,813,446         8,896,500          8,849,312         7,664,288
                                                             ===============   ===============   ===============   ===============




See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Six Months Ended July 31,

                                   (Unaudited)

                                                                                        1997                 1996
                                                                                  ------------------   ------------------
  Operating activities:
  Net (loss)                                                                      $    (6,376,930)     $      (918,764)
  Adjustments to reconcile net (loss) to net cash
    provided by (used for) operating activities:
       Depreciation and amortization                                                      471,749               86,376

  Cash provided by (used for) assets and liabilities:
       Accounts and unbilled receivables                                                   95,226             (981,156)
       Other assets                                                                      (520,277)            (642,310)
       Accounts payable and accrued expenses                                              (63,501)           1,061,903
       Deferred revenues                                                                  435,313              (56,635)
                                                                                  ------------------   ------------------
  Net cash provided by (used for) operating activities                                 (5,958,420)          (1,450,586)

  Investing activities:
  Purchases of investment securities                                                  (16,149,732)                   -
  Sales of investment securities                                                       23,225,552                    -
  Purchases of property and equipment                                                  (1,120,887)            (411,844)
  Capitalization of software development costs                                           (198,000)             (80,000)
  Other                                                                                   (32,548)                   -
                                                                                  ------------------   ------------------
  Net cash provided by (used for) investing activities                                  5,724,385             (491,844)

  Financing activities:
  Payments on line of credit, net                                                               -             (600,000)
  Issuance of common stock                                                                      -           34,304,782
  Purchase of treasury stock                                                             (430,188)                   -
                                                                                  ------------------   ------------------
  Net cash provided by (used for) financing activities                                   (430,188)          33,704,782
                                                                                  ------------------   ------------------

  Increase (decrease) in cash                                                            (664,223)          31,762,352
  Cash and short term cash equivalents at beginning of period                             664,223                    -
                                                                                  ------------------   ------------------
  Cash and short term cash equivalents at end of period                           $             -      $    31,762,352
                                                                                  ==================   ==================

  Supplemental cash flow disclosures:
      Income taxes paid                                                           $             -      $             -
      Interest paid                                                               $             -      $        79,684

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three and six months ended July 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1998.

Note 2 - CASH EQUIVALENTS

Short-term cash equivalents at January 31, 1997, include demand deposits, overnight repurchase agreements and money market funds (which invests in U.S. Treasury Securities). For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Note 3 - PUBLIC OFFERING OF COMMON STOCK

On April 18, 1996, the Company issued 2,912,500 Shares of Common Stock in an initial public offering. The net proceeds to the Company, before expenses, was $35,211,147.

Note 4 - CHANGES IN ACCOUNT BALANCES

Interest income consists primarily of interest on investment securities, and interest expense consists of interest on outstanding indebtedness, prior to the initial public offering, in the first quarter of fiscal 1996.

Other current assets consist primarily of prepaid insurance, and acquired software and hardware awaiting installation. The increase at July 31, 1997, results primarily from the acquisition of hardware and software purchased for installation at a prospective customer and increases in prepaid insurance.

The decrease in current investment securities results from the sale of short-term investments to fund current operations and purchase additional fixed assets.

The decrease in accounts payable is due to a reduction in purchases of hardware and third party software for resale and reduced levels of capital expenditures.

The increase in deferred revenues relates primarily to the increase in prepaid maintenance fees and advance payments on customer installations for which revenue has been deferred until the projects are completed.

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

The (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. During the first six months of fiscal 1996, the common shares outstanding (7,664,288), assumes the conversion of the Convertible Redeemable Preferred Stock to 1,496,000 shares of Common Stock, on an if converted basis as of the beginning of the year, and the issuance of 2,912,500 common shares on April 18, 1996, the date of the Initial Public Offering.

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

Note 6 - COMMITMENTS

On August 28, 1997, the Company announced that its new Virtual Healthware Services division had entered into an agreement with The Detroit Medical Center to provide document imaging, workflow and related services from a Cincinnati, Ohio-based data center. The Company currently estimates that approximately $5,600,000 in capital expenditures will be required between now and

January 31, 1999, to support this agreement, and enable the Company to provide similar services for up to an additional four hospitals.

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

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. The sales cycle for the Company's systems have typically taken six to eighteen months, or sometimes longer, from initial contact to the execution of an agreement. As a result, the length of the sales cycle causes variations in quarter to quarter results. The agreements cover the entire implementation of the systems and specify the implementation schedule, which typically takes place in one or more phases. The agreements generally provide for the licensing of the Company's software and third party software with a one-time perpetual license fee that is adjusted depending on the number of workstations using the software. Third party hardware is usually sold outright, with a one-time fee charged for installation and training. Specific software customization, development of interfaces to existing customer systems and other professional services are sold on a fixed fee or a time and material basis.

LanVision enters into agreements with its customers to specify: the scope of the systems to be installed and services to be provided by LanVision, the agreed upon aggregate price and the preliminary timetable for implementation. The agreements typically provide that the Company will deliver the systems in phases, thereby allowing the customer flexibility in the timing of its receipt of systems and to make adjustments that may arise upon changes in technology or changes in customer needs. Some of the Company's agreements provide that the customer may terminate its agreement upon a material breach by the Company may delay certain aspects of the installation and may terminate the agreement after completion of any particular phase at the customer's discretion without penalty and without regard to the Company's performance. To date, no customer has terminated a master agreement. However, customers have delayed or suspended future phases and often modified the original configuration in the Master Agreement. The sales agreements also allow the customer to request additional components as the installation progresses, which additions are then separately negotiated as to price and terms. Historically, customers have ultimately purchased systems and services in addition to those originally contemplated by the original agreement, although there can be no assurance that this trend will continue in the future.

The Company recently announced the formation of a new division, Virtual Healthware Services ("VHS"), which will provide, as a service bureau, high quality, transaction-based document imaging and workflow related services to healthcare providers from a centralized data center. The VHS (Service Bureau) offers an alternative to purchasing health information access systems for hospitals, outpatient clinics and integrated delivery networks. VHS will utilize LanVision applications across an Intranet. VHS will establish a centralized data center(s) capable of serving hospitals and integrated healthcare delivery networks throughout the United States. The centralized data center will maintain the computers, software and other equipment necessary to provide data base services, magnetic storage, optical storage, and network services, which will be used in providing electronic medical record and other information to and from hospitals and integrated delivery networks. Additionally, VHS will provide the equipment and personnel necessary to provide on-site scanning and indexing services at the hospital or integrated delivery network. Customers will be charged per transaction fees for documents scanned, stored and retrieved from the VHS data center. On August 22, 1997 VHS signed a three year agreement with The Detroit Medical Center which the Company expects will generate in excess of $6,000,000 in revenues over the initial three year term. Revenue is expected to commence in the first quarter of fiscal 1998.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter to quarter as a result of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers increase. Revenues from VHS services is expected to increase over time, as more documents are stored on the systems and the number of retrievals increase from the ever increasing data base of stored documents. Because a significant percentage of the Company's operating costs are expensed as incurred, a variation in the usage of VHS services, the timing of systems sales and installations and the resulting revenue recognition, can cause significant variations in operating results from quarter to quarter. Accordingly, the Company believes that quarter-to-quarter comparisons of its revenues and operating results from the above factors and the significant expansion of operations, as discussed below, may not necessarily be meaningful and should not be relied upon as indicators of future performance.

Generally, revenue from systems sales is recognized when an agreement is signed and products are shipped. Revenue recognition related to routine installation, integration and other insignificant obligations is deferred until the work is performed. If an agreement requires the Company to perform services and modifications that are deemed significant to system acceptance, revenue related to the delivered hardware and/or software components is deferred until such obligations are deemed insignificant. Revenue from consulting, training and implementation and the VHS division is recognized as the services are performed. Revenue from short-term support and maintenance agreements is recognized ratably over the term of the agreements. Because the progress billing terms and conditions of the agreements often do not coincide with the revenue recognition, billings to customers prior to the recognition of the revenue are classified as deferred revenue. Revenue recognized prior to progress billings to customers is recorded as unbilled receivables. Revenues from VHS services will be invoiced monthly based upon the. number of document images added to the system, other data electronically transmitted to the system, quantity of information stored and the retrieval of information. Retrieval revenue will be dependent upon the customer usage, but retrieval is expected to increase as more documents are archived and more retrievals are made from an expanding system. The VHS Data Center is expected to begin operations in February, 1998. The Company believes that VHS could be a substantial portion of its business going forward.

The Company's revenues and operating results may vary significantly from quarter to quarter as a result of a number of other factors, many of which are outside the Company's control. These factors include the relatively high purchase price of a LanVision document imaging and workflow system, unpredictability in the number and timing of systems sales, length of the sales cycle, delays in the installation process and changes in the customer's financial condition or budget. As a result, period to period comparisons may not be meaningful with respect to the past operations of the Company nor are they necessarily indicative of the future operations of the Company.

REVENUES:

Revenues for the second fiscal quarter ended July 31, 1997, were $1,568,786 compared with $3,370,137 in the comparable quarter of 1996. Revenues for the six months ended July 31, 1997, were $3,681,979 compared with $5,483,630 in the comparable period of 1996. There was one new agreement signed in the second quarter, the Medical College of Georgia Hospital and Clinics. There were two new agreements executed during the first quarter of 1997 (Memorial Sloan-Kettering Cancer Center of New York City and Lakeland Health Services, for its Highland Park Hospital, in Highland Park, IL). The three new agreements contributed approximately $451,000 in revenues during the three months and approximately $1,349,000 in the six months ended July 31, 1997. Portions of these new agreements will be implemented in future periods. The remaining revenues came from implementation of previously signed agreements (backlog) and from add-on sales to existing customers. As previously discussed, after an agreement is executed, LanVision does not record revenues until it ships the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Accordingly, significant variations in revenues can result as more fully discussed under "Uneven Patterns of Quarterly Operating Results." Three customers, including one of the new customers mentioned above, accounted for approximately 49% of the revenues for the first six months of 1997 and three customers accounted for 49% of the revenues for the first six months of 1996.

OPERATING EXPENSES:

Cost of System Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the hardware and software configuration of the systems sold. The cost of systems sales as a percentage of systems sales for the second quarter of 1997 and 1996 were 125% and 55%, respectively, and 73% and 57%, respectively for the first six months of 1997 and 1996. Cost of system sales exceeded system sales revenue because (1) system sales primarily consisted of hardware with low margins; (2) cost of sales includes the amortization, on a straight-line basis, of capitalized software and; (3) cost of sales includes costs related to warranty.

Cost of Service, Maintenance and Support

The cost of service, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of service, maintenance and support revenues, the cost of such service, maintenance and support was 109% and 128% for the second quarter of fiscal 1997 and 1996, respectively and 113%, and 120%, respectively, for the first six months of 1997 and 1996.

The service, maintenance and support staff consisted of thirty and thirty-two employees, respectively, in the first and second quarters of 1997 compared with fifteen and twenty-two in the comparable prior quarters. LanVision's Professional Services and Customer Support staffs were expanded, subsequent to the initial public offering, in anticipation of increases in systems sales. The number of new systems sales has been less than expected, and accordingly, revenue from professional services and support has been less than the Company's internal plan.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and market expenses; and general corporate expenses, including occupancy costs. During the second quarter of fiscal 1997, selling, general and administrative expenses increased to $2,353,707 compared with $1,397,457 in the comparable prior quarter and increased to $4,923,942 in the first six months compared with $2,453,670 in the comparable prior period. During the second through fourth quarters of fiscal 1996, the company significantly expanded its direct sales and marketing and indirect sales operations, including the infrastructure necessary to support its anticipated future operations, in order to take advantage of the growth market opportunities in the healthcare information systems market. At the end of the second quarter of 1997, the selling, general and administrative staff consisted of 50 employees compared with 31 employees at the end of the second quarter of 1996. Additionally, expenses for advertising, trade shows and other marketing programs for the first six months of fiscal 1997, were approximately $342,000 greater than the first six months of fiscal 1996. Selling, general and administrative expenses include $180,000 in the first quarter of fiscal 1997, related to an employee severance agreement.

Product Research and Development

Product research and development expenses consist primarily of: compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. At July 31, 1997, the product research and development staff consisted of twenty-nine employees compared with fourteen employees at July 31, 1996. In addition, the Company has increased substantially the use of independent contractors and software development firms to supplement the internal research and development staff. The majority of product research and development expenses for the current quarter and last six months relate to: the continued enhancement and increased functionality of ChartVision(R) and development of version 2 of AccountVision(TM); the development of new products to expand the breadth of the product portfolio, including, On-Line Chart Completion(TM) which automates the identification of deficiencies in patient charts and automatic routing to appropriate personnel for on-line processing and completion, MultiView(TM) , an add-on module to ChartVision to enable the display of multiple documents and enable users to pre-define search criteria and tailor data, Correspondence module to fulfill requests for information by allowing electronic searches and distribution of patient information and OmniVision(TM), an image enabling and workflow technology software that allows access to information through existing hospital applications. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $198,000, and $80,000 of product research and development costs in the first six months of fiscal 1997 and 1996, respectively.

Net loss

The net loss for the second fiscal quarter of 1997 was $3,531,223 ($.40) compared with a net loss of $138,581 ($.02) in the second quarter of 1996. The net loss for the first six months of 1997 was $6,376,930 ($.72) compared with a net loss of $918,764 ($.12) in the first six months of 1996. The increased operating loss is due to the significant expansion of the Company discussed in the previous paragraphs and fewer new systems sales than expected. The shortfall in systems sales occurred for several reasons: intense competition from other healthcare document imaging and workflow providers; growing pains resulting from the addition of many new employees and several management changes; extended sales cycles where several potential customers have either indefinitely postponed or delayed plans to implement document imaging due to a variety of operating/capital decisions, including potential mergers, reprioritization of projects, change in management, etc. Additionally, it has taken the Company longer than anticipated to deliver products in development. Late delivery of products has resulted in less revenue to existing customers and adversely affected the Company's competitive position.

In spite of the shortfalls in new customer agreements, management continues to believe that the healthcare document imaging and workflow market is going to be a significant market. The Company continues to focus on this market, even though expenses are well ahead of revenues over the past two quarters as the employee base expanded. Management believes it has made the investments in the talent and technology necessary to establish the Company as a leader in this marketplace.

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

LIQUIDITY AND CAPITAL RESOURCES

On April 18, 1996, the Company, in its Initial Public Offering, issued 2,912,500 Shares of Common Stock, with net proceeds to the Company, before expenses, of $35,211,147. The Company has no significant obligations for capital resources other than operating leases for the existing facilities. However, the Company anticipates spending approximately $5,600,000 for the furniture, building improvements and equipment necessary to establish the new VHS division. Additionally, because VHS is a start up operation and because the revenue stream will start small and then grow as more data is stored and retrieved, management expects VHS will operate at a loss and negative cash flow for at least the first year of operation. Since the public offering, the Company's operating losses, capital expenditures, and working capital needs have decreased cash and investments by approximately $15,000,000. Additionally, based upon the expenses associated with the current staffing levels, profitability and positive cash flow is dependent upon increasing revenues. Management believes the Company will be able to increase revenues and believes existing cash and cash equivalents, and investment securities, as well as cash provided from operations, will be sufficient to meet anticipated cash requirements. However, management anticipates the capital expenditures needed by the VHS division will be funded by a combination of short and long-term debt, which is yet to be secured.

The Company's customers typically have been well-established hospitals or medical facilities with good credit history, and payments have been received within normal time frames for the industry. Agreements with customers often involve significant amounts, and contract terms typically require customers to make progress payments

SIGNED AGREEMENTS - BACKLOG

At July 31, 1997, the Company's customers had entered into agreements for systems and services (excluding support and maintenance) which had not yet been delivered, installed and accepted which, if fully performed, would generate sales of approximately $7,600,000. See "Results of Operations: General" for a description of the Company's agreements with customers. The systems and services related to the agreements are expected to be delivered or performed, based upon customer implementation schedules, over the next two to three years. Of the backlog at July 31, 1997, the Company has received purchase orders for approximately $3,100,000 of systems and services (excluding maintenance).

In addition, the Company's agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance services on a monthly, quarterly or annual basis.

Part II.      OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

The Company is not currently engaged in any litigation.

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)   Use Of Proceeds

      (1) Effective date of the Registration Statement (Commission File Number 2-01494) for which Use of Proceeds information is provided is April 17, 1996.

      (2)  The offering date of the Registration Statement was April 18, 1996.

      (3)  The Managing Underwriters were:

                  Jefferies & Company, Inc.
                  Unterberg Harris
                  McDonald & Company Securities, Inc.

      (4)  The Securities Registered was - Common Stock, $.01 Par Value.

      (5) Aggregate offering price of securities registered and sold to date for the account of:

           Issuer -

                  Amount Registered                                                   2,912,500  Shares
                  Aggregate Price of Offering Amount Registered                     $37,862,500
                  Amount Sold                                                         2,912,500  Shares
                  Aggregate Offering Price of Amount Sold                           $37,862,500

           Selling Security Holders -
                  Amount Registered                                                     750,000  Shares
                  Aggregate Offering Price of Amount Registered                      $9,750,000
                  Amount Sold                                                           750,000  Shares
                  Aggregate Offering Price of Amount Sold                            $9,750,000

      (6) Amount of expenses incurred for the Registrant's account in connection with the issuance and distribution of the Securities Registered, all of which were made to "others" and none to directors, officers, general partners or affiliates of the Registrant.

                  Underwriting Discount and Commission                               $2,651,353
                  Finders Fees                                                           -
                  Expenses paid to or for Underwriters                                   -

                  Other Expenses, Estimated at                                         $906,365

      (7) Net offering proceeds to the Registrant after total expenses above $34,304,782.

      (8) From the effective date of the Registration Statement through the end of the quarterly period of this Form 10-Q, the Registrant made direct or indirect payments to "others" in the amounts listed below. No payments direct or indirect were made to Directors, Officers, General Partners, or Affiliates of the Registrant.

                  Construction of plant, building and facilities                    $          -
                  Purchase and installation of machinery and equipment              $  3,454,682
                  Purchase of real estate                                           $          -
                  Acquisition of other business(es)                                 $          -
                  Repayment of indebtedness                                         $  1,110,266
                  Working capital                                                   $  1,508,689 *
                  Expanded Staff, facilities, advertising, and
                    software development                                            $ 10,880,881 *
                  Repurchase of treasury stock                                      $    430,188
                  Temporary investment in U.S. Treasury Securities                  $ 16,920,076

                  *Represents estimates.

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on May 27, 1997, the following members were elected to the Board of Directors:

                                 Votes For         Votes Withheld
                                 ---------         --------------

J. Brian Patsy                    7,699,824               111,250
Eric S. Lombardo                  7,699,624               111,450
Z. David Patterson                7,699,524               111,550
George E. Castrucci               7,698,024               113,050

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     (10) Material Contracts:

           (1) First Amendment to Lease Between Green Realty Corporation and LanVision, Inc.
           (2) Second Amendment to Lease Between Fairview Plaza Associates Limited Partnership and LanVision, Inc.

     (11) Computation of Earnings (Loss) Per Common Share

     (27) Financial Data Schedule

(b) Reports on Form 8-K

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LANVISION SYSTEMS, INC.

DATE:       September 8, 1997           By:  /s/ J. BRIAN PATSY
          ---------------------------        ----------------------------------
                                             J. Brian Patsy
                                             Chief Executive Officer and
                                             President

DATE:       September 8, 1997           By:  /s/ THOMAS E. PERAZZO
          ---------------------------        ----------------------------------
                                             Thomas E. Perazzo

                                             Vice President, Chief Financial
                                             Officer and Treasurer

INDEX TO EXHIBITS

                                                                                                Sequential
   Exhibit No.                                            Exhibit                                 Page No.
   -----------                                            -------                              --------------


       10.1        First Amendment to Lease between Green Realty Corporation and
                   LanVision, Inc......................................................            21

       10.2        Second Amendment to Lease Between Fairview Plaza Associates
                   Limited Partnership and LanVision, Inc..............................            24

       11          Computation of Earnings (Loss) Per Common Share.....................            27

       27          Financial Data Schedule.............................................            28