Form 10-Q
period 1997-10-31
LANVISION SYSTEMS INC
filed 1997-12-10
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997

                                       or

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

                                 (513) 794-7100
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ----

         Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of December 9, 1997: 8,896,500.

         This report consists of 58 pages, and the Exhibit Index appears on page 21.



                                TABLE OF CONTENTS

                                                                                                  Page

Part I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements
       Condensed Consolidated Balance Sheets at October 31, 1997 and January 31, 1997  . . . .      3

       Condensed Consolidated Statements of Operations for the three and nine months ended
           October 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

       Condensed Consolidated Statements of Cash Flows for the nine months ended
           October 31, 1997  and 1996 . . . . . . . . . . . . . . . . . . . . . . . .  . . . .      6

       Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . .      7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9


Part II.   OTHER INFORMATION

Item 1.    Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

Item 2.    Changes in Securities  and Use of Proceeds . . . . . . . . . . . . . . . . . . . . .    18

Item 6.    Exhibits  and  Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .    19

           Signatures  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20






PART I.       FINANCIAL INFORMATION

Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                              LANVISION SYSTEMS, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      Assets

                                                                                     (Unaudited)              (Audited)
                                                                                     October 31,             January 31,
                                                                                        1997                    1997
                                                                                   --------------           --------------
  Current assets:
    Cash and cash equivalents                                                      $    680,599             $    664,223
    Investment securities                                                             5,104,127               16,407,270
    Accounts receivable, net of allowance for doubtful
        accounts of $250,000 and $205,000, respectively                               2,618,677                2,934,230
    Unbilled receivables                                                              1,212,742                  663,626
    Other                                                                             1,335,420                  572,968
                                                                                   --------------           --------------
          Total current assets                                                       10,951,565               21,242,317

Property and equipment:
    Computer equipment                                                                2,261,157                1,536,513
    Computer software                                                                   334,618                  173,359
    Office furniture, fixtures and equipment                                          1,326,698                  962,880
    Leasehold improvements                                                              759,851                  267,244
                                                                                   --------------           --------------
                                                                                      4,682,324                2,939,996

    Accumulated depreciation and amortization                                        (1,320,564)                (687,832)
                                                                                   --------------           --------------
                                                                                      3,361,760                2,252,164
Investment securities                                                                10,015,784                9,520,279
Capitalized software development costs, net of accumulated
  amortization of $623,563 and $533,563, respectively                                   451,367                  244,366
Other                                                                                    74,564                   40,519
                                                                                   --------------           --------------
                                                                                   $ 24,855,040             $ 33,299,645
                                                                                   ==============           ==============





See Notes to Condensed Consolidated Financial Statements.




                                              LANVISION SYSTEMS, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                       Liabilities and Stockholders' Equity

                                                                                       (Unaudited)              (Audited)
                                                                                       October 31,             January 31,
                                                                                          1997                    1997
                                                                                     --------------          --------------
  Current liabilities:
    Accounts payable                                                                 $    950,988            $  1,249,337
    Accrued compensation                                                                  686,983                 555,235
    Accrued other expenses                                                              1,540,197               1,073,167
    Deferred revenues                                                                   1,196,195                 500,783
                                                                                     --------------            ------------
          Total current liabilities                                                     4,374,363               3,378,522

Stockholders' equity:
    Preferred stock, $.01 par value per share, 5,000,000 shares
        authorized, no shares issued and outstanding                                         --                      --
    Common stock, $.01 par value per share, 25,000,000 shares
        authorized, 8,896,500 shares issued and outstanding                                88,965                  88,965
    Capital in excess of par value                                                     35,110,817              35,110,817
    Accumulated (deficit)                                                             (14,399,905)             (5,359,265)
    Unrealized net gains on investment securities, net                                    110,988                  80,606
    Treasury stock, at cost, 90,500 shares                                               (430,188)                   --
                                                                                     --------------          --------------
Total stockholders' equity                                                             20,480,677              29,921,123
                                                                                     --------------          --------------
                                                                                     $ 24,855,040            $ 33,299,645
                                                                                     ==============          ==============





See Notes to Condensed Consolidated Financial Statements.



                                              LANVISION SYSTEMS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Three and Nine Months Ended October 31,

                                                    (Unaudited)

                                                                           Three Months Ended                 Nine Months Ended
                                                                   -----------------------------     -------------------------------

                                                                        1997            1996              1997              1996
                                                                   ------------     ------------     -------------     -------------
  Revenues:
    Systems sales                                                  $ 1,160,116      $ 1,588,253      $  2,758,963      $  6,032,012
    Service, maintenance and support                                 1,168,599        1,447,043         3,251,731         2,486,914
                                                                   ------------     ------------     -------------     -------------
        Total revenues                                               2,328,715        3,035,296         6,010,694         8,518,926

Operating expenses:
    Cost of systems sales                                              493,633          986,867         1,658,513         3,500,029
    Cost of service, maintenance and support                         1,276,395        1,373,306         3,630,152         2,622,354
    Selling, general and administrative                              2,205,518        1,888,878         7,129,460         4,342,548
    Product research and development                                 1,304,364          421,974         3,534,214           999,155
                                                                   ------------     ------------     -------------     -------------
        Total operating expenses                                     5,279,910        4,671,025        15,952,339        11,464,086
                                                                   ------------     ------------     -------------     -------------
    Operating (loss)                                                (2,951,195)      (1,635,729)       (9,941,645)       (2,945,160)
Interest income                                                        287,484          456,269           901,005           926,622
Interest expense                                                          --               --                --             (79,684)
                                                                   ------------     ------------     -------------     -------------
    Net (loss)                                                     $(2,663,711)     $(1,179,460)     $ (9,040,640)     $ (2,098,222)
                                                                   ============     ============     =============     =============

(Loss) per common share                                            $      (.30)     $      (.13)     $      (1.02)     $       (.26)
                                                                   ============     ============     =============     =============

Number of shares used in per common share computation                8,806,000        8,896,500         8,834,716         8,078,024
                                                                   ============     ============     =============     =============




See Notes to Condensed Consolidated Financial Statements.




                                              LANVISION SYSTEMS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Nine Months Ended October 31,

                                                    (Unaudited)

                                                                                1997                  1996
                                                                           -------------         -------------
Operating activities:
Net (loss)                                                                 $ (9,040,640)         $ (2,098,222)
Adjustments to reconcile net (loss) to net cash
  provided by (used for) operating activities:
     Depreciation and amortization                                              722,732               208,932

Cash provided by (used for) assets and liabilities:
     Accounts and unbilled receivables                                         (233,563)           (1,772,368)
     Other assets                                                              (762,452)             (306,610)
     Accounts payable and accrued expenses                                      300,429             1,843,351
     Deferred revenues                                                          695,412              (337,739)
                                                                           -------------         -------------
Net cash provided by (used for) operating activities                         (8,318,082)           (2,462,656)

Investing activities:
Purchases of investment securities                                          (20,990,860)                 --
Sales of investment securities                                               31,828,880                  --
Purchases of property and equipment                                          (1,742,328)           (1,857,537)
Capitalization of software development costs                                   (297,000)             (125,000)
Other                                                                           (34,046)                 --
                                                                           -------------         -------------
Net cash provided by (used for) investing activities                          8,764,646            (1,982,537)

Financing activities:
Payments on line of credit, net                                                    --                (600,000)
Issuance of common stock                                                           --              34,304,782
Purchase of treasury stock                                                     (430,188)                 --
                                                                           -------------         -------------
Net cash provided by (used for) financing activities                           (430,188)           33,704,782
                                                                           ------------          -------------

Increase (decrease) in cash                                                      16,376            29,259,589
Cash and short term cash equivalents at beginning of period                     664,223                  --
                                                                           -------------         -------------
Cash and short term cash equivalents at end of period                      $    680,599          $ 29,259,589
                                                                           =============         =============

Supplemental cash flow disclosures:
    Income taxes paid                                                      $       --            $       --
    Interest paid                                                          $       --            $     79,684

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three and nine months ended October 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1998.

Note 2 - CASH EQUIVALENTS

Short-term cash equivalents include demand deposits, overnight repurchase agreements and money market funds (which invests in U.S. Treasury Securities). For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

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

Other current assets consist primarily of prepaid insurance, prepaid commissions, and acquired software and hardware awaiting installation. The increase at October 31, 1997, results primarily from the acquisition of hardware and software purchased for installation at customers and increases in prepaid commissions and insurance.

The decrease in current investment securities results from the sale of short-term investments to fund current operations and purchase additional fixed assets.

The decrease in accounts receivable is the result of lower sales volume and increased collections.

The increase in unbilled receivables results from the progress billing terms and conditions of the sales agreements and the associated revenue recognized during the recent quarter.

The decrease in accounts payable is due to a reduction in purchases of hardware and third party software for resale and reduced levels of capital expenditures.

The increase in accrued compensation reflects increased employment levels and increased accrued commissions.

The increase in accrued other expenses results primarily from increases in warranty, franchise tax, professional fees, etc. accruals, as the Company expands its operations.

The increase in deferred revenues relates primarily to the increase in advance payments on customer installations for which revenue has been deferred.

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

The (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. During the first nine months of fiscal 1996, the common shares outstanding (8,078,024), assumes the conversion of the Convertible Redeemable Preferred Stock to 1,496,000 shares of Common Stock, on an if converted basis as of the beginning of the year, and the issuance of 2,912,500 common shares on April 18, 1996, the date of the Initial Public Offering.

The (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options) as the inclusion thereof would be antidilutive.

Note 6 - COMMITMENTS

The Virtual Healthware Services ("VHS") division of the Company has entered into two agreements to provide document imaging, workflow and related services from a Cincinnati, Ohio-based data center. The Company currently estimates that approximately $3,000,000 in capital expenditures will be required through January 31, 1999 to support these agreements and enable the Company to provide similar services for additional hospitals.

Note 7 - OTHER

Recently the Financial Accounting Standards Board has issued several pronouncements. These include: Statement of Financial Accounting Standards No. 128 - Earnings Per Share; No. 129 - Disclosure of Information about Capital Structure; No. 130 - Reporting Comprehensive Income; and No. 131 - Disclosures about Segments of an Enterprise and Related Information. In addition, the American Institute of Certified Public Accountants has issued Statement of Position 97-2 - Software Revenue Recognition. The Company is in the process of reviewing these recent pronouncements, and believes, based upon a preliminary review of the pronouncements, that they will not have any material impact on the financial reporting and disclosures of the Company.

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

RESULTS OF OPERATIONS:

GENERAL

LanVision(TM) is a leading provider of healthcare information access systems that enable hospitals and integrated healthcare networks to capture, store, manage, retrieve and process vast amounts of clinical and financial patient information. The Company's systems deliver on-line enterprise-wide access to fully-updated patient information which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm. LanVision's systems, which incorporate data management, document imaging and workflow technologies, consolidate patient information into a single repository and provide fast and efficient access to patient information from universal workstations located throughout the enterprise, including the point of patient care. The systems are specifically designed to meet the needs of physicians and other medical and administrative personnel and can accommodate multiple users requiring simultaneous access to patient information, thereby eliminating file contention. By providing access to all forms of patient information, the Company believes that its healthcare information access systems are essential components of the computer-based patient record.

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

LanVision enters into agreements with its customers to specify: the scope of the systems to be installed and services to be provided by LanVision, the agreed upon aggregate price and the preliminary timetable for implementation. The agreements typically provide that the Company will deliver the systems in phases, thereby allowing the customer flexibility in the timing of its receipt of systems and to make adjustments that may arise upon changes in technology or changes in customer needs. The Company's master agreements generally provide that the customer may terminate its agreement upon a material breach by the Company, may delay certain aspects of the installation and may terminate the agreement at the customer's discretion without penalty and without regard to the Company's performance. Customers have canceled, delayed or suspended certain parts of current or future phases and have modified the original configuration in the master agreement to meet their evolving needs. The sales agreements also allow the customer to request additional components as the installation progresses, which additions are then separately negotiated as to price and terms. Historically, customers have ultimately purchased systems and services in addition to those originally contemplated by the original agreement, although there can be no assurance that this trend will continue in the future.

The Company's new VHS division, (Virtual Healthware Services), will provide, as a service bureau, high quality, transaction-based document imaging and workflow related services to healthcare providers from a centralized data center. The VHS (Service Bureau) offers an alternative to purchasing health information access systems for hospitals, outpatient clinics and integrated delivery networks. VHS will utilize LanVision applications across an Intranet. VHS will establish a centralized data center(s) capable of serving hospitals and integrated healthcare delivery networks throughout the United States. The centralized data center will maintain the computers, software and other equipment necessary to provide data base services, magnetic storage, optical storage, and network services, which will be used in providing electronic medical record and other information to and from hospitals and integrated delivery networks. Additionally, VHS will provide the equipment and personnel necessary to provide on-site scanning and indexing services at the hospital or integrated delivery network. Customers will be charged fees, on a per transaction basis, for documents scanned, stored and retrieved from the VHS data center.

YEAR 2000 COMPLIANCE

The Company is actively engaged in reviewing all of the relevant Year 2000 compliance issues. All Company software under development will be Year 2000 compliant and the Company believes that changes to existing products will not require significant modification. However, the Company's products rely upon third party software and a review of third party products used in conjunction therewith has been undertaken with the respective vendors to determine what actions, if any, are required for compliance. The Company does not believe, based upon its current understanding of the issues, that there will be a material impact on the financial results of the Company.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter to quarter as a result of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers increase. Revenues from VHS services which are expected to commence in February, 1998, are expected to increase over time, as more documents are stored on the systems and the number of retrievals increase from the ever increasing data base of stored documents. Because a significant percentage of the Company's operating costs are expensed as incurred, a variation in the usage of VHS services, the timing of systems sales and installations and the resulting revenue recognition, can cause significant variations in operating results from quarter to quarter. Accordingly, the Company believes that quarter-to-quarter comparisons of its revenues and operating results may not necessarily be meaningful and should not be relied upon as indicators of future performance.

Generally, revenue from systems sales is recognized when an agreement is signed and products are shipped. Revenue recognition related to routine installation, integration and other insignificant obligations is deferred until the work is performed. If an agreement requires the Company to perform services and modifications that are deemed significant to system acceptance, revenue related to the delivered hardware and/or software components is deferred until such obligations are deemed insignificant. Revenue from consulting, training and implementation is recognized as the services are performed. Revenue from short-term support and maintenance agreements is recognized ratably over the term of the agreements. Because the progress billing terms and conditions of the agreements often do not coincide with the revenue recognition, billings to customers prior to the recognition of the revenue are classified as deferred revenue. Revenue recognized prior to progress billings to customers is recorded as unbilled receivables. Revenues from VHS services will be invoiced monthly based upon the number of document images added to the system, other data electronically transmitted to the system, quantity of information stored, and the retrieval of information. Retrieval revenue will be dependent upon customer usage, but retrieval is expected to increase as more documents are archived and retrieval workstations are expanded throughout a customer site. The VHS Data Center is expected to begin operations in February, 1998. The Company believes that VHS could be a substantial portion of its business going forward.

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

REVENUES:

Revenues for the third fiscal quarter ended October 31, 1997, were $2,328,715 compared with $3,035,296 in the comparable quarter of 1996. Revenues for the nine months ended October 31, 1997, were $6,010,694 compared with $8,518,926 in the comparable period of 1996.

During the third quarter, the Company signed two significant contracts with the Children's Medical Center of Dallas and Harris Methodist Health, Inc. These two contracts are expected to generate revenue in excess of $4,700,000, over the next two years, of which $1,014,000 of this revenue was recognized in the third quarter.

During the third quarter the Company's newly formed Virtual Healthware Services
(VHS) division signed contracts with its first two healthcare providers - The Detroit Medical Center and Providence Health System. These two VHS contracts are expected to generate revenue in excess of $7,000,000 in transaction fees over the first three years of operation. Transaction fees (service bureau) revenue from these two agreements is expected to commence in the first quarter of fiscal 1998.

Of the approximately $8,000,000 in new agreements for systems (excluding VHS service bureau revenue) signed to date in fiscal 1997, approximately $1,420,000 in revenues were recorded during the third quarter and approximately $2,769,000 in the nine months ended October 31, 1997. The remaining portion of these new agreements will be implemented in future periods. The remaining revenues during the quarter and the first nine months came from implementation of previously signed agreements (backlog) and from add-on sales to existing customers. As previously discussed, after an agreement is executed, LanVision does not record revenues until it ships the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Accordingly, significant variations in revenues can result as more fully discussed under "Uneven Patterns of Quarterly Operating Results." Three customers, including two of the new fiscal 1997 customers, accounted for approximately 46% of the revenues for the first nine months of 1997 and three customers accounted for 52% of the revenues for the first nine months of 1996.

OPERATING EXPENSES:

Cost of System Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the hardware and software configuration of the systems sold. The cost of systems sales as a percentage of systems sales for the third quarter of 1997 and 1996 were 43% and 62%, respectively, and 60% and 58%, respectively for the first nine months of 1997 and 1996.

Cost of Service, Maintenance and Support

The cost of service, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of service, maintenance and support revenues, the cost of such service, maintenance and support was 109% and 95% for the third quarter of fiscal 1997 and 1996, respectively and 112%, and 105%, respectively, for the first nine months of 1997 and 1996.

The service, maintenance and support staff consisted of thirty, twenty-nine, and twenty-nine employees respectively, in the first, second and third quarters of 1997 compared with fifteen, twenty-two, and twenty-three in the comparable prior quarters. LanVision's Professional Services and Customer Support staffs were expanded, subsequent to the initial public offering, in anticipation of increases in systems sales. The number of new systems sales has been less than expected, and accordingly, revenue from professional services and support has been less than the Company's internal plan.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the third quarter of fiscal 1997, selling, general and administrative expenses increased to $2,205,518 compared with $1,888,878 in the comparable prior quarter and increased to $7,129,460 in the first nine months compared with $4,342,548 in the comparable prior period. In order to take advantage of the growth market opportunities in the healthcare information systems market, the Company significantly expanded its direct sales and marketing and indirect sales operations during the second through fourth quarters of fiscal 1996, including the infrastructure necessary to support its anticipated future operations. At the end of the third quarter of 1997, the selling, general and administrative staff consisted of forty-eight employees which was approximately the number of employees at the end of the third quarter of 1996. Additionally, expenses for advertising, trade shows and other marketing programs for the first nine months of fiscal 1997, were approximately $277,000 greater than the first nine months of fiscal 1996. Selling, general and administrative expenses include $180,000 in the first quarter of fiscal 1997, related to an employee severance agreement.

Product Research and Development

Product research and development expenses consist primarily of: compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. At October 31, 1997, the product research and development staff consisted of thirty-one employees compared with fifteen employees at October 31, 1996. In addition, the Company has increased substantially the use of independent contractors and software development firms to supplement the internal research and development staff. The majority of product research and development expenses for the current quarter and last nine months relate to: the continued enhancement and increased functionality of ChartVision(R) and development of a new version of AccountVision(TM); the development of new products to expand the breadth of the product portfolio, including, On-Line Chart Completion(TM) which automates the identification of deficiencies in patient charts and automatic routing to appropriate personnel for on-line processing and completion, MultiView(TM), an add-on module to ChartVision to enable the display of multiple documents and enable users to pre-define search criteria and tailor data, Enterprisewide Correspondence(TM) module to fulfill requests for information by allowing electronic searches and distribution of patient information, OmniVision(TM), an image enabling and workflow technology software that allows access to information through existing hospital applications and WebView(TM), a web browser-based application for retrieving and viewing medical records. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $297,000, and $125,000 of product research and development costs in the first nine months of fiscal 1997 and 1996, respectively.

Net loss

The net loss for the third fiscal quarter of 1997 was $2,663,711 ($.30) compared with a net loss of $1,179,460 ($.13) in the third quarter of 1996. The net loss for the first nine months of 1997 was $9,040,640 ($1.02) compared with a net loss of $2,098,222 ($.26) in the first nine months of 1996. The increased operating loss is due to the significant expansion of the Company discussed in the previous paragraphs and fewer new systems sales than expected. The shortfall in systems sales occurred for several reasons: intense competition from other healthcare document imaging and workflow providers; growing pains resulting from the addition of many new employees and several management changes; extended sales cycles where several potential customers have either indefinitely postponed or delayed plans to implement document imaging due to a variety of operating/capital decisions, including potential mergers, reprioritization of projects, change in management, etc. Additionally, it has taken the Company longer than anticipated to deliver products in development. Late delivery of some products has resulted in less revenue from existing customers and adversely affected the Company's competitive position.

In spite of the less than anticipated number of new customer agreements signed in the current fiscal year, management continues to believe that the healthcare document imaging and workflow market is going to be a significant market. Management believes it has made the investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and believes the Company is well positioned to experience significant revenue growth.

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

LIQUIDITY AND CAPITAL RESOURCES

On April 18, 1996, the Company, in its Initial Public Offering, issued 2,912,500 Shares of Common Stock, with net proceeds to the Company, before expenses, of $35,211,147. The Company has no significant obligations for capital resources other than operating leases for the existing facilities. However, the Company anticipates that during the next six months it will spend approximately $3,000,000 for the furniture, building improvements and equipment necessary to establish the new VHS division. Additionally, because VHS is a start up operation and because the revenue stream will start small and then grow as more data is stored and retrieved, management expects VHS will operate at a loss and negative cash flow for at least the first year of operation. Since the public offering, the Company's operating losses, capital expenditures, and working capital needs have decreased cash and investments by approximately $19,000,000. Additionally, based upon the expenses associated with the current staffing levels, profitability and positive cash flow is dependent upon increasing revenues. Management believes the Company will be able to increase revenues and believes existing cash and cash equivalents, and investment securities, as well as cash provided from operations, will be sufficient to meet anticipated cash requirements. However, management anticipates the capital expenditures needed by the VHS division will be funded by a combination of short and long-term debt, which is yet to be secured.

The Company's customers typically have been well-established hospitals or medical facilities with good credit history, and payments have been received within normal time frames for the industry. Agreements with customers often involve significant amounts, and contract terms typically require customers to make progress payments

Subsequent to the close of the quarter, the Company completed the acquisition of the Optika Imaging Systems, Inc. healthcare specific products, the FPhealthcare(TM) suite of products of which the Company intends to integrate certain of these software products with its existing AccountVision product. The acquisition price was not material.

SIGNED AGREEMENTS - BACKLOG

At October 31, 1997, the Company's customers had entered into agreements for systems and related services (excluding support and maintenance, and transaction based revenues for VHS) which had not yet been delivered, installed and accepted which, if fully performed, would generate sales of approximately $11,300,000. See "Results of Operations: General" for a description of the Company's agreements with customers. The systems and services related to the agreements are expected to be delivered or performed, based upon customer implementation schedules, over the next two to three years. Of the backlog at October 31, 1997, the Company has received purchase orders for approximately $4,600,000 of systems and services (excluding maintenance).

In addition, the Company's agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance services on a monthly, quarterly or annual basis.

The VHS division has entered into two agreements which are expected to generate revenues, starting in fiscal 1998, in excess of $7,000,000 over the first three years of operations.

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

               Construction of plant, building and facilities          $      -
               Purchase and installation of machinery and equipment    $  4,076,123
               Purchase of real estate                                 $      -
               Acquisition of other business(es)                       $      -
               Repayment of indebtedness                               $  1,110,266
               Working capital                                         $  1,455,622 *
               Expanded Staff, facilities, advertising, and
                 software development                                  $ 13,795,169 *
               Repurchase of treasury stock                            $    430,188
               Temporary investment in U.S. Treasury Securities        $ 13,437,414

               *Represents estimates.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

       (10)  Material Contracts:
             (1) Lease for Office Space between Duke Realty Limited Partnership and LanVision, Inc. dated September 23, 1997.

             (2) Third Amendment to Office Lease with Duke Realty Limited Partnership and LanVision, Inc. dated September 23, 1997.

       (11)  Computation of Earnings (Loss) Per Common Share

       (27)  Financial Data Schedule

(b)   Reports on Form 8-K

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LANVISION SYSTEMS, INC.

DATE:   December 9, 1997         By:  /s/ J. BRIAN PATSY
      ----------------------          -----------------------------------------
                                      J. Brian Patsy
                                      Chief Executive Officer and
                                      President


DATE:   December 9, 1997         By:  /s/ THOMAS E. PERAZZO
      ----------------------          -----------------------------------------
                                      Thomas E. Perazzo
                                      Vice President, Chief Operating Officer,
                                      Chief Financial Officer and Treasurer


INDEX TO EXHIBITS

                                                                                                    Sequential
   Exhibit No.                                            Exhibit                                    Page No.
   -----------                                            -------                                    --------


       10.1    Lease for Office Space between Duke Realty Limited Partnership
               and LanVision, Inc. dated September 23, 1997 . . . . . . . . . . . . . . . . . . . .      22

       10.2    Third Amendment to Office Lease with Duke Realty Limited
               Partnership and LanVision, Inc. dated September 23, 1997 . . . . . . . . . . . . . .      50

       11      Computation of Earnings (Loss) Per Common Share. . . . . . . . . . . . . . . . . . .      57

       27      Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      58

Exhibit 10.1
LANVISION SYSTEMS, INC.

                                                     LEASE AGREEMENT

         THIS LEASE AGREEMENT, executed this 23rd day of September, 1997, by and between DUKE REALTY LIMITED PARTNERSHIP, an Indiana limited partnership ("Lessor"), and LANVISION, INC., an Ohio corporation ("Lessee").

                                   WITNESSETH

      1. Basic Lease Provisions. The following constitute the "Basic Lease Provisions" and definitions :

A.       Building Name/Number:  4700 Governor's Pointe;
         Address:  4700 Duke Drive, Suite 170, Mason, OH  45040;

B.       Rentable Area:  approximately 9,200 square feet;

C.       Building Expense Percentage:  12%;

D.       Minimum Annual Rent:

         Year 1                      $     0.00 (months 1-7)*
         Year 1                      $38,333.35 (months 8-12)
         Year 2                      $92,000.04 per year
         Year 3                      $92,000.04 per year
         Year 4                      $92,000.04 per year
         Year 5                      $92,000.04 per year
         Year 6                      $53,666.69 (months 1-7);
* See Paragraph 36 below.

E.       Monthly Rental Installments:

         Months 1-7                  $       0.00 per month*
         Months 8-67                 $7,666.67 per month;

* See Paragraph 36 below.

F.       Term:  Five (5) years and seven (7) months;

G.       Commencement Date:  December 1, 1997;

H.       Base Amount:  $0.00;

I.       Security Deposit:  Intentionally Omitted;

J. Broker(s): Duke Realty Services Limited Partnership representing Lessor and none representing Lessee;

K.       Address for payments and notices as follows:

         Lessor: Duke Realty Limited Partnership 4555 Lake Forest Drive, Suite 400 Cincinnati, OH 45242

         Lessee:                     LanVision, Inc.
                                     One Financial Way, Suite 400
                                     Montgomery, OH  45242

         Address for rental
         and other payments:         Duke Realty Limited Partnership
                                     P.O. Box 960664
                                     Cincinnati, OH  45296-0664

         2. The Leased Premises. Lessor hereby leases and demises to Lessee and Lessee agrees to lease from Lessor a portion of the certain building described in Item A of the Basic Lease Provisions (the "Building"). The portion of the Building hereby leased to Lessee has a gross area of approximately the square footage shown in Item B of the Basic Lease Provisions, and is cross-hatched on the floor plan attached hereto as Exhibit A which is incorporated herein by reference (the "Leased Premises").

              Lessor also grants to Lessee, together with and subject to the same rights granted from time to time by Lessor to other lessees and occupants of the Building, the non-exclusive right to use the common parking area adjoining the Building, access roads, ingress-egress and any other facilities intended for common use by all lessees within the Building.

         3.   Term.

              (A) The term of this Lease shall be for the period shown in Item F of the Basic Lease Provisions (the "Lease Term") commencing on the Commencement Date shown in Item G of the Basic Lease Provisions.

              (B) Lessee has personally inspected the Leased Premises and accepts the same "as is" without representation or warranty by Lessor of any kind and with the understanding that Lessor shall have no responsibility with respect thereto except to construct in a good and workmanlike manner the improvements, if any, designated as Lessor's obligations in the attached Exhibit B, so that the Leased Premises will be available for Lessee's occupancy by the Commencement Date, unless prevented by causes beyond Lessor's reasonable control. Such improvements shall be in accordance with and at the expense of the party indicated on Exhibit B. Lessor shall provide Lessee an allowance for the tenant finish improvements for the Leased Premises in an amount up to Sixty-four Thousand Four Hundred Dollars ($64,400) ("Allowance"). The Allowance shall be used solely for the work described on Exhibit B. Lessor's construction management fee of seven percent (7%) shall be charged to the work paid out of the Allowance and additional work paid by Lessee. All work performed in the Leased Premises shall be done by Lessor or its affiliate. Lessee shall pay to Lessor ninety percent (90%) of the entire cost of the computer room as set forth on Exhibit B at the time of the execution of this Lease and the remaining cost of the computer room within fifteen (15) days of completion of the computer room as set forth on Exhibit B. Lessor shall not be responsible for any delays in the Commencement Date as a result of delays caused by Lessee and the Commencement Date shall be the date such improvements would have been completed except for such delays caused by Lessee.

              (C) Lessee agrees that if Lessor is unable to deliver possession of the Leased Premises on the Commencement Date, then Lessor shall not be liable to Lessee for any loss or damage therefrom, nor shall this Lease be void or voidable; but in such event the Commencement Date, termination date and all of the dates of the Lease Term shall be extended to conform to the time of Lessor's tendered possession of the Leased Premises to Lessee, and Lessee shall not be obligated to pay Minimum Annual Rent or other sums due Lessor until possession of the Leased Premises is tendered to Lessee.

         4.   Minimum Rent.

              (A) Lessee agrees to pay as minimum rent for the Leased Premises the sum of the Minimum Annual Rent as set forth in Item D of the Basic Lease Provisions payable in Monthly Rental Installments as set forth in Item E of the Basic Lease Provisions without deduction or set-off. The Monthly Rental Installments shall be paid in advance beginning on the Commencement Date and on the first day of each month thereafter for the term of this Lease (the "Minimum Rent"). The Monthly Rental Installments for partial months shall be prorated based on the number of the days in such month which are included within the Lease Term divided by thirty (30).

              (B) Lessee acknowledges that Lessor shall incur certain additional unanticipated costs and expenses, including administrative costs and attorneys' fees, if Lessee fails to timely pay any payment required hereunder. Therefore, as compensation for such additional expenses, and in addition to the other remedies available to Lessor hereunder, if any payment of Minimum Rent or any other sum or charge required to be paid by Lessee to Lessor hereunder shall become overdue for a period of ten (10) days, a late charge of seven percent (7%) of the payment so due shall be paid by Lessee as additional rent. In addition, if Lessee fails to pay within thirty (30) days after the same is due and payable any sum or charge required to be paid by Lessee to Lessor, such unpaid amount shall bear interest from the due date thereof to the date of payment at the rate of fifteen percent (15%) per annum.

         5. Additional Rent. Lessee agrees to pay as "Additional Rent" its proportionate share of the amount paid or incurred by Lessor during the Lease Term for real estate taxes, insurance premiums and common area expenses for the Building and appurtenant common areas (collectively "Operating Expenses") to the extent any such amount exceeds the Base Amount per square foot of the Building area per year as set forth in Item H of the Basic Lease Provisions. Operating Expenses shall include all Lessor's expenses for operation, repair, replacement and maintenance as necessary to keep the Building and appurtenant common areas in good order, condition and repair, including but not limited to, utilities (to the extent such are not separately metered), expenses associated with the driveways, access roads and parking areas (including repaving and snow, trash and ice removal), security systems, lighting facilities, landscaped areas, walkways, directional signage, curbs, drainage strips, sewer lines, roof, painting, inspection fees, environmental and pollution testing and consultation fees related thereto, all charges assessed against the Building pursuant to any applicable easements, covenants or development standards, and management fees. Operating Expenses shall not include the costs for capital improvements unless such costs are required by any governmental authority, or are replacements of existing improvements but such shall be amortized as reasonably determined by Lessor. The proportionate share to be paid by Lessee shall be a percentage based upon the proportion that the square footage of the Leased Premises bears to the total square footage of the Building, which proportion shall be the amount set forth as the Building Expense Percentage in Item C of the Basic Lease Provisions. Lessor shall be entitled to estimate the total amount of Additional Rent to be paid by Lessee during each calendar year and, upon notice to Lessee of such estimate, to collect such estimate in twelve (12) equal installments, each such installment due with the Monthly Rental Installment payable under this Lease. Within a reasonable time after the end of such calendar year, Lessor shall submit to Lessee a statement of the actual amount of Operating Expenses and the Additional Rent due from Lessee hereunder, and within thirty (30) days after receipt of such statement, Lessee shall pay any deficiency between the actual amount owed and the estimates paid during such calendar year, or in the event of overpayment of Additional Rent paid by Lessee, Lessor shall credit the amount of such overpayment toward the next Monthly Rental Installments of Minimum Rent. It is not intended, however, that Lessee be required to pay its share of any increased tax assessments resulting from additional improvements constructed for other lessees in the Building after the Building has been fully completed and assessed.

         As used herein, the term "real estate taxes" shall include any form of real estate tax or assessment, general, special, ordinary or extraordinary, and any license fee, commercial rental tax, improvement bond or bonds, levy or tax (other than inheritance, personal income or estate taxes) or service payments made in lieu thereof imposed upon the Leased Premises by any authority having the direct or indirect power to tax, including any city, state or federal government or any school, agricultural, sanitary, fire, street, drainage or other improvement district thereof, or against Lessor's business of leasing the Leased Premises. If the Leased Premises are not separately assessed, then Lessee's liability shall be an equitable proportion of the real estate taxes for all of the land and improvements included within the tax parcel assessed, such proportion to be determined by Lessor from the respective valuations assigned in Assessor's worksheets or such other information as may be reasonably available. Lessor's reasonable determination thereof, in good faith shall be conclusive.

         Lessee shall pay, prior to delinquency, all taxes assessed against and levied upon trade fixtures, furnishings, equipment and all other personal property of Lessee contained in the Leased Premises or elsewhere. Lessee shall cause such trade fixtures, furniture, equipment and all other personal property to be assessed and billed separately from the Leased Premises.

         Notwithstanding anything to the contrary contained herein, for purposes of this Lease, "Operating Expenses" shall not include the following fees, costs and expenses:

         a.   Mortgage principal and interest payments, fees and points;

         b.   Refinancing or sale costs;

         c.   Depreciation and amortization of Building or equipment;

         d. Capital improvements or replacements, except expressly allowed herein;

         e.   Advertising costs;

         f.   Brokerage, leasing, commissions and marketing costs;

         g.   Alterations for other tenants;

         h. Costs reimbursed by or paid directly by Lessee or by other tenants;

         i.   Costs reimbursed by insurance or governmental authorities;

         j.   Special service costs paid directly by Lessee or by other tenants;

         k.   Legal fees for enforcing other tenants' leases;

         l.   Art work in the Building;

         m. Services performed by Lessor or its related parties at above-market cost;

         n. Taxes on net income, stock, capital, transfer, successions or franchises;

         o.   Repairs or maintenance covered under any warranty or guarantees;

         p. The cost of land or the construction of the Building, whether initially or in connection with any replacement due to faulty construction or expansion thereof, whether mandated by law or otherwise, including, without limitation, costs of correcting:

              (i) defective conditions in the Building or Leased Premises resulting from defects in or inadequacy of the initial design or construction of the same; or

              (ii) code violations or the payment of fines or citations in connection therewith;

         q. The initial cost of the initial installation of the parking areas, landscaping, and/or other facilities or the amortization or depreciation of that initial cost or the initial establishment of janitorial and cleaning services and building security, if any;

         r. Any bad debt loss, rent loss, or reserves for bad debt or rent loss;

         s. Costs associated with Lessor's management office and Building Manager, including Building Manager's wages.

         6. Utilities. Lessee shall pay the costs of all utilities serving the Leased Premises. Lessor does not warrant the uninterrupted availability of such utilities and any interruption shall not be deemed an eviction or disturbance of Lessee's right to possession, occupancy and use of the Leased Premises or any part thereof or render Lessor liable to Lessee for damages by abatement of rent or otherwise or relieve Lessee from the obligation to perform its covenants under this Lease.

         7.   Security Deposit.  Intentionally Omitted.

         8. Use of Leased Premises. The Leased Premises are to be used by Lessee for office use, warehousing, storage and related purposes, and for no other purpose without the prior written consent of Lessor. Lessee shall not use the Leased Premises or fail to maintain them in any manner, constituting a violation of the covenants or any ordinance, statute, regulation or order of any governmental authority, including but not limited to those governing zoning, health, safety and occupational hazards, and pollution and environmental control. Lessee shall not maintain or permit any nuisance to occur on the Leased Premises; nor shall Lessee's use of the Leased Premises interfere with the reasonable use of the Building or the common parking areas associated therewith by other lessees. Lessee shall comply with and obey all reasonable directions of Lessor including the Rules and Regulations attached to this Lease as Exhibit C and those that may be adopted by Lessor from time to time.

         Lessee covenants and agrees that Lessee will use, maintain and occupy the Leased Premises in a careful, safe and proper manner and will not commit waste thereon.

         9. Maintenance and Repairs. During the term of this Lease:

              (A) Lessee shall, at its own cost and expense, maintain in good condition and repair the interior of the Leased Premises, including but not limited to the maintenance, repair and replacement of the electrical systems, heating, air conditioning and ventilation systems, plate glass, windows and doors, sprinkler and plumbing systems. Lessee's obligations to repair and maintain the Leased Premises shall include without limitation all plumbing and sewage facilities within the Leased Premises; fixtures; interior walls; floors; ceilings; windows in the storefront; doors; plate glass; show cases; skylights; all electrical facilities and equipment including without limitation lighting fixtures, lamps, fans and any exhaust equipment and systems; electrical motors; and all other appliances and equipment of every kind and nature located in, upon or about the Leased Premises except as to such maintenance and repair as is the obligation of Lessor pursuant to Subparagraph 9(B) herein. All glass, both interior and exterior, is at the sole risk of Lessee; and any broken glass shall be promptly replaced at Lessee's expense by glass in kind, size and quality. Lessee shall obtain a preventative maintenance contract on the heating, ventilating and air conditioning systems ("HVAC Systems") which shall be subject to the reasonable approval of Lessor and paid for by Lessee. Within thirty (30) days after the Commencement Date, Lessee may have the HVAC Systems inspected by a respectable company acceptable to Lessor and Lessor shall make such repairs as are reasonably required by any report prepared by such company. Lessor shall make all repairs to the HVAC Systems and the other systems set forth above as Lessee's responsibility during the first year of the Lease Term unless such repairs are made necessary by the acts or omissions of Lessee.

              (B) Lessor shall maintain in good condition and repair the exterior walls, roof, foundation and structural frame of the Building and the parking and landscaped areas, the costs of which shall be included in Operating Expenses provided, however, that to the extent any of the foregoing items require repair or replacement because of the negligence, misuse or default of Lessee, its employees or invitees, Lessor shall make such repairs at Lessee's expense.

              (C) Lessor shall not be liable to Lessee or to any other person for any damage occasioned by failure in any utility system or by the bursting or leaking of any vessel or pipe in or about the Leased Premises; or for any damage occasioned by water coming into the Leased Premises or arising from the acts or neglects of occupants of adjacent property or the public.

         10. Alterations. Lessee shall not permit alterations of or upon any part of the Leased Premises or additions to the Leased Premises without first obtaining the written consent of Lessor. As a condition of such consent, Lessor may require Lessee to remove the alterations and restore the Leased Premises upon termination of this Lease.

        Any alterations, improvements or utility installations in, on or about the Leased Premises that Lessee shall desire to make which require the consent of Lessor shall be presented to Lessor in written form with proposed detailed plans. If Lessor shall give its consent, such consent shall be deemed conditioned upon (i) Lessee's acquiring a permit to do so from appropriate governmental agencies, (ii) the furnishing of a copy thereof to Lessor prior to the commencement of the work and (iii) the compliance by Lessee of all conditions of said permit in a prompt and expeditious manner. All alterations and additions to the Leased Premises shall be made in accordance with all applicable laws and Lessee shall indemnify and save harmless Lessor from all costs, loss or expense in connection with any construction or installation. All alterations, additions or improvements shall be installed at Lessee's sole expense in compliance with all applicable laws and by a licensed contractor approved in writing by Lessor. Lessor may require Lessee to provide Lessor, at Lessee's sole cost and expense, a lien and completion bond in an amount equal to one and one-half (1-1/2) times the estimated cost of such improvements to insure against any liability for mechanic's and materialmen's liens and to insure completion of the work. No person shall be entitled to any lien directly or indirectly derived through or under Lessee or through or by virtue of any act or omission of Lessee upon the Leased Premises for any improvements or fixtures made thereon or installed therein or for or on account of any labor or material furnished to the Leased Premises or for or on account of any matter or thing whatsoever; and nothing in this Lease contained shall be construed to constitute a consent by Lessor to the creation of any lien. In the event any lien is filed against the Leased Premises, or any part thereof, for work claimed to have been done for or material claimed to have been furnished to Lessee, Lessee shall cause such lien to be discharged of record within thirty (30) days after filing by bonding or as provided or required by law or in any other lawful manner. Lessee shall indemnify and save harmless Lessor from all costs, losses, expenses, and attorneys' fees in connection with any such lien.

         11. Inspection. Lessor or Lessor's agent shall be permitted to inspect or examine the Leased Premises at any reasonable time, and Lessor shall have the right to make any repairs to the Leased Premises which are necessary for its preservation; provided, however, that any repairs made by Lessor shall be at Lessee's expense, except as provided in Section 9(B) hereof. In addition, during the last ninety (90) days of the Lease Term, Lessor shall have the right to show the Leased Premises to prospective lessees; provided, however, that Lessor shall use good faith efforts to minimize any disruption to Lessee's business. Lessor shall incur no liability to Lessee for such entry, nor shall such entry constitute an eviction of Lessee or termination of this Lease, or entitle Lessee to any abatement of rent.

         12. Assignment and Sublease. Lessee shall not assign or sublet this Lease in whole or in part without the prior written consent of Lessor, which consent shall not be unreasonably withheld. In the event Lessor consents to such assignment or subletting, Lessee shall remain primarily liable to perform all of the covenants and conditions contained in this Lease, including but not limited to payment of Minimum Rent and Additional Rent as provided herein. The acceptance of rent from any other person shall not be deemed to be a waiver of any of the provisions of this Lease or to be a consent to the assignment of this Lease or the subletting of the Leased Premises.

         Without in any way limiting Lessor's right to refuse to give consent to any assignment or subletting of this Lease, Lessor reserves the right to refuse to give consent if in Lessor's discretion and opinion (i) the use of the Leased Premises is or may be in any way adversely affected; (ii) the business reputation of the proposed assignee or sublessee is deemed unacceptable; or
(iii) the financial worth of the proposed assignee or sublessee is less than that of Lessee. Lessor further expressly reserves the right to refuse to give its consent to any subletting if the proposed rent is to be less than the then current rent for similar premises in the development of which the Building is a part (the "Development"). Lessee agrees to reimburse Lessor for reasonable accounting and attorneys' fees incurred in conjunction with the processing and documentation of any such requested transfer, assignment, subletting or any other hypothecation of this Lease or Lessee's interest in and to the Leased Premises.

         If Lessee, having obtained Lessor's consent, shall assign this Lease or sublet the Leased Premises or any part thereof at a rental or for other consideration in excess of the Minimum Rent or pro rata portion thereof due and payable by Lessee under this Lease, then Lessee shall pay to Lessor as additional rent all such excess rent or other monetary consideration immediately upon receipt thereof from said assignee or sublessee. If only a portion of the Leased Premises is being sublet, the Minimum Rent due under the terms of this Lease shall be allocated on a square foot basis to the portion so sublet, and all excess rent or other consideration due from the sublessee for such month over the portion of the Minimum Rent so allocated shall be paid to Lessor immediately upon receipt thereof. It is agreed, however, that Lessor shall not be responsible for any deficiency if Lessee shall assign this Lease or sublet the Leased Premises or any part thereof at a rental less than provided for herein.

         Notwithstanding the above, Lessee may assign this Lease to a parent of Lessee without Lessor's prior consent, provided (i) such parent or affiliate of Lessee has a net worth of at least equal to Lessee's at the Commencement Date of this Lease; (ii) that Lessee remains fully liable under this Lease; and (iii) that Lessee provides Lessor with thirty (30) days' written notice of such assignment.

         13. Fire and Extended Coverage Insurance. During the term of this Lease, Lessor shall maintain fire and extended coverage insurance on the Building (the premiums for which shall be included in Operating Expenses), but shall not protect Lessee's property on the Leased Premises; and, Lessor shall not be liable for any damage to Lessee's property, unless caused by Lessor's gross negligence or willful misconduct. Lessee agrees to maintain insurance on all of its property in the Leased Premises. Lessee hereby expressly waives any right of recovery against Lessor (or any other lessee of the Building) for damage to any property of Lessee located in or about the Leased Premises, unless caused by Lessor's gross negligence or willful misconduct; and, Lessor hereby expressly waives any rights of recovery against Lessee for damage to the Leased Premises or the Building resulting from the perils insured against under Lessor's fire and extended coverage insurance. All insurance policies maintained by Lessor or Lessee as provided in this Section shall contain an agreement by the insurer waiving the insurer's right of subrogation against the other party to this Lease or agreeing not to acquire any rights of recovery which the insured has expressly waived prior to loss.

         Lessee shall not use the Leased Premises in any manner or store anything in or upon the Leased Premises which would result in an increase in the premiums for the fire and extended coverage insurance.

         14. Fire and Other Casualty. In the event of total or partial destruction of the Leased Premises by fire or other casualty insured under the fire and extended coverage insurance provided pursuant to the terms of this Lease, and in the event that the insurance proceeds are released by any mortgagee entitled to such proceeds, Lessor agrees to promptly restore and repair the Leased Premises at Lessor's expense; provided, however, that in the event the Leased Premises are (i) so destroyed that they cannot be repaired or rebuilt within one hundred twenty (120) days after the date of the damage or destruction; or (ii) destroyed by a casualty which is not covered by the insurance required hereunder, then, in the case of a clause (i) casualty, either Lessor or Lessee may, or, in the case of a clause (ii) casualty, then Lessor may, upon thirty (30) days written notice to the other party, terminate and cancel this Lease; and all further obligations hereunder shall thereupon cease and terminate. Any proceeds from the fire and extended coverage insurance policies not utilized by Lessor in restoring or repairing the Leased Premises shall become the sole property of Lessor. Rent shall proportionately abate during the time that the Leased Premises or part thereof are unusable by reason of any such damage thereto.

         15. Liability Insurance. Lessor shall not be liable to Lessee or to any other person for (i) damage to property or injury or death to persons due to the condition of the Leased Premises, the Building or the appurtenant common areas, or (ii) the occurrence of any accident in or about the Leased Premises or the appurtenant common areas, or (iii) any act or neglect of Lessee or any other lessee or occupant of the Building or of any other person, unless such damage, injury or death is directly the result of Lessor's gross negligence or willful misconduct; and Lessee hereby releases Lessor from any and all liability for the same. Lessee shall be liable for, and shall indemnify and defend Lessor and hold it harmless from, any and all liability for (i) any act or neglect of Lessee and any person coming on the Leased Premises or appurtenant common areas by the license of Lessee, express or implied, (ii) any damage to the Leased Premises, and (iii) any loss of or damage or injury to any person (including death resulting therefrom) or property occurring in, on or about the Leased Premises, regardless of cause, except for any loss or damage from fire or casualty insured as provided herein and except for that caused directly by Lessor's gross negligence or willful misconduct. Notwithstanding the foregoing, Lessee shall bear the risk of any loss or damage to its property unless caused by Lessor's gross negligence or willful misconduct.

           Lessee, in order to insure against the liabilities specified in this Lease, shall at all times during the term of this Lease carry, at its own expense, one or more policies of general public liability and property damage insurance, issued by one or more insurance companies holding a general policyholder's rating of at least A+ as set forth in the most current issue of "Best's Insurance Guide," and acceptable to Lessor, with the following minimum coverages:

A.         Worker's Compensation:  minimum statutory amount.

B. Comprehensive General Liability Insurance, including blanket, contractual liability, broad form property damage, personal injury, completed operations, products liability, and fire damage: Not less than $1,000,000 Combined Single Limit for both bodily injury and property damage.

C. Fire and Extended Coverage, Vandalism and Malicious Mischief, and Sprinkler Leakage insurance, if applicable, for the full cost of replacement of Lessee's property.

D.         Business interruption insurance.

           The insurance policy or policies shall protect Lessee and Lessor as their interests may appear, naming Lessor and Lessor's managing agent and mortgagee as additional insureds, and shall provide that they may not be cancelled on less than thirty (30) days prior written notice to Lessor. Lessee shall furnish Lessor with Certificates of Insurance evidencing all required coverage. Should Lessee fail to carry such insurance and furnish Lessor with such Certificates of Insurance after a request to do so, Lessor shall have the right to obtain such insurance and collect the cost thereof from Lessee as additional rent.

         16. Waiver of Subrogation. Lessor and Lessee each hereby release and relieve the other and waive their entire right of recovery against the other for loss or damage arising out of or incident to the perils insured against or which are required to be insured against pursuant to the terms of this Lease, which perils occur in, on or about the Leased Premises.

         17. Eminent Domain. If all or any substantial part of the Building or appurtenant common areas shall be acquired by the exercise of eminent domain, Lessor may terminate this Lease by giving written notice to Lessee thirty (30) days prior to possession thereof is so taken. If all or any part of the Leased Premises shall be acquired by the exercise of eminent domain in such a manner that the Leased Premises shall become unusable by Lessee for the purpose for which it is then being used, Lessee may terminate this Lease by giving written notice to Lessor within fifteen (15) days after notice of condemnation and this Lease shall terminate upon the date the Leased Premises or part thereof is so taken. Lessee shall have no claim against Lessor on account of any such acquisition for the value of any unexpired lease term remaining after possession of the Leased Premises is taken. All damages awarded shall belong to and be the sole property of Lessor; provided, however, that Lessee shall be entitled to any award expressly made to Lessee by any governmental authority for the cost of or the removal of Lessee's stock, equipment and fixtures and other moving expenses.

         18. Lessor's Right to Mortgage. Lessee agrees at any time, and from time to time, to execute a consent to the assignment of this Lease by Lessor to its mortgagee. Lessee's rights shall be subject and subordinate to any bona fide mortgage now existing upon or hereafter placed upon the Leased Premises by Lessor; provided, however, that if the mortgagee shall take title to the Leased Premises through foreclosure or deed in lieu of foreclosure, Lessee shall be allowed to continue in possession of the Leased Premises as provided for in this Lease so long as Lessee shall not be in default. Within ten (10) days following receipt of a written request from Lessor, Lessee shall execute and deliver to Lessor without cost any instrument confirming the subordination of this Lease.

         19.  Default and Remedy.

         A. The occurrence of any of the following shall be deemed an "Event of Default":

              (1) Lessee shall fail to pay any Monthly Rental Installment or Additional Rent within five (5) days after the same shall be due and payable, or Lessee shall fail to pay any other amounts due Lessor from Lessee within ten
(10) days after the same shall be due and payable.

         Lessor shall provide Lessee with a written courtesy notice of such default and Lessee shall have an additional five (5) days to cure such default before Lessor exercises its default remedies; provided, however, that Lessor shall not be required to give such courtesy notice more than one (1) time with respect to any particular default, nor more than two (2) times in the consecutive twelve (12) month period with respect to any payment defaults in the aggregate.

              (2) Lessee shall fail to perform or observe any term, condition, covenant or obligation as required under this Lease for a period of thirty (30) days after notice thereof from Lessor; provided, however, that if the nature of Lessee's default is such that more than thirty (30) days are reasonably required to cure, then such default shall be deemed to have been cured if Lessee commences such performance within said thirty-day period and thereafter diligently completes the required action within a reasonable time.

              (3) All or substantially all of Lessee's assets in the Leased Premises or Lessee's interest in this Lease are attached or levied under execution (and Lessee does not discharge the same within sixty (60) days thereafter); a petition in bankruptcy, insolvency, or for reorganization or arrangement is filed by or against Lessee (and Lessee fails to secure a stay or discharge thereof within sixty (60) days thereafter); Lessee shall be insolvent and unable to pay its debts as they become due; Lessee makes a general assignment for the benefit of creditors; Lessee takes the benefit of any insolvency action or law; the appointment of a receiver or trustee in bankruptcy for Lessee or its assets if such receivership has not been vacated or set aside within thirty (30) days thereafter; dissolution or other termination of Lessee's corporate charter if Lessee is a corporation.

         B. Upon the occurrence of any Event of Default, Lessor shall have the following rights and remedies, in addition to those allowed by law, any one or more of which may be exercised without further notice to or demand upon Lessee:

              (1) Lessor may apply the security deposit or re-enter the Leased Premises and cure any default of Lessee, and Lessee shall reimburse Lessor as additional rent for any costs and expenses which Lessor thereby incurs; and Lessor shall not be liable to Lessee for any loss or damage which Lessee may sustain by reason of Lessor's action, regardless of whether caused by Lessor's negligence or otherwise.

              (2) Lessor may terminate this Lease or, without terminating this Lease, terminate Lessee's right to possession of the Leased Premises as of the date of such default, and thereafter (i) neither

Lessee nor any person claiming under or through Lessee shall be entitled to possession of the Leased Premises, and Lessee shall immediately surrender the Leased Premises to Lessor; and (ii) Lessor may re-enter the Leased Premises and dispossess Lessee and any other occupants of the Leased Premises by any lawful means and may remove their effects, without prejudice to any other remedy which Lessor may have. Upon the termination of this Lease, Lessor may declare the present value (as determined by Lessor) of all rent which would have been due under this Lease for the balance of the Lease Term to be immediately due and payable, whereupon Lessee shall be obligated to pay the same to Lessor, together with all loss or damage which Lessor may sustain by reason of Lessee's default ("Default Damages"), which shall include without limitation expenses of preparing the Leased Premises for re-letting, demolition, repairs, tenant finish improvements, and brokers' and attorneys' fees, it being expressly understood and agreed that the liabilities and remedies specified in this subsection (2) shall survive the termination of this Lease.

              (3) Lessor may, without terminating this Lease, re-enter the Leased Premises and re-let all or any part thereof for a term different from that which would otherwise have constituted the balance of the Lease Term and for rent and on terms and conditions different from those contained herein, whereupon Lessee shall be immediately obligated to pay to Lessor as liquidated damages the difference between the rent provided for herein and that provided for in any lease covering a subsequent re-letting of the Leased Premises, for the period which would otherwise have constituted the balance of the Lease Term, together with all of Lessor's Default Damages.

              (4) Lessor may sue for injunctive relief or to recover damages for any loss resulting from the breach.

         C. Neither party's failure or delay in exercising any of its rights or remedies or other provisions of this Lease shall be construed to be a waiver thereof or affect its right thereafter to exercise or enforce each and every such right or remedy or other provision. No waiver of any default shall be deemed to be a waiver of any other default. Lessor's receipt of less than the full rent due shall not be construed to be other than a payment on account of rent then due, nor shall any statement on Lessee's check or any letter accompanying Lessee's check be deemed an accord and satisfaction, and Lessor may accept such payment without prejudice to Lessor's right to recover the balance of the rent due or to pursue any other remedies provided in this Lease. No act or omission by Lessor or its employees or agents during the term of this Lease shall be deemed an acceptance or a surrender of the Leased Premises, and no agreement to accept such a surrender shall be valid unless in writing and signed by Lessor.

         20. Waiver. No waiver of any covenant or condition or the breach of any covenant or condition of this Lease shall be taken to constitute a waiver of any subsequent breach of such covenant or condition nor justify or authorize a non-observance on any other occasion of such covenant or condition or any other covenant or condition; nor shall the acceptance of rent by Lessor at any time when Lessee is in default of any covenant or condition hereof be construed as a waiver of such default or of Lessor's right to terminate this Lease on account of such default.

         21. Right to Relocate. Lessor shall have the right, at its option, upon at least one hundred eighty (180) days prior written notice to Lessee, to relocate Lessee and to substitute for the Leased Premises described in the Lease other space in the Development or Building containing at least as much rentable area as the Leased Premises. Such substituted space shall be improved by Lessor, at its expense, with improvements at least equal in quantity and quality to those in the Leased Premises. Lessor shall pay all reasonable expenses incurred by Lessee in connection with such relocation. Upon completion of the relocation, Lessor and Lessee shall execute an amendment to the Lease to change the description of the Leased Premises and any other matters pertinent thereto.

         22. Surrender and Holdover. Upon the expiration or other termination of this Lease, Lessee shall quit and surrender to Lessor the Leased Premises, together with all other property affixed to the Leased Premises, broom clean, and in good order and condition, ordinary wear and tear, fire and similar casualty excepted. Lessee shall remove the computer room fixtures and such shall not become the property of Lessor unless abandoned by Lessee. Any damage caused to the Leased Premises by removal of any property shall be promptly repaired by Lessee. Lessee shall remove all property of Lessee as directed by Lessor; and failing to do so, Lessor may cause all of said property to be removed at the expense of Lessee, and Lessee hereby agrees to pay all the costs and expenses thereby reasonably incurred. Lessee's obligation to observe or perform this covenant shall survive the expiration or other termination of this Lease.

        Lessee shall, prior to the expiration of the Lease Term, remove all of Lessee's trade fixtures and equipment, and any damage to the Leased Premises shall be promptly repaired; provided, however, that all alterations or additions to the Leased Premises shall, at the option of Lessor, become a part of the Building and the property of Lessor. Lessee shall give written notice to Lessor at least thirty (30) days prior to vacating the Leased Premises and shall arrange to meet with Lessor for a joint inspection of the Leased Premises prior to vacating. In the event of Lessee's failure to give such notice or arrange such joint inspection, Lessor's inspection at or after Lessee's vacating the Leased Premises shall be conclusively deemed correct for purposes of determining Lessee's responsibility for repairs and restoration.

        If Lessee shall remain in possession of all or any part of the Leased Premises after the expiration of the Lease Term, then Lessee shall be deemed a lessee of the Leased Premises from month to month with the Minimum Rent being increased to an amount equal to 125% of the Minimum Rent in effect at the end of the Lease Term and the term of the Lease shall be month-to-month. All other terms and conditions of this Lease shall remain in full force and effect during such time Lessee remains in possession of all or any part of the Leased Premises. Acceptance by Lessor of rent after such expiration or earlier termination shall not result in a renewal of this Lease and Lessee shall vacate and surrender the Leased Premises to Lessor upon Lessee being given thirty (30) days' prior written notice from Lessor to vacate.

         23. Covenant of Quiet Enjoyment. Lessor agrees that if Lessee shall perform all of the covenants and agreements herein provided to be performed on Lessee's part, Lessee shall, at all times during the Lease Term, have the peaceable and quiet enjoyment of possession of the Leased Premises without any manner of hindrance from Lessor or any persons lawfully claiming under Lessor, except as may be provided in this Lease.

         24. Notice. Any notice required or permitted to be given or served by either party to this Lease shall be deemed to have been given or served by either party if it is written and delivered in person or delivered by overnight courier or mailed, by certified or registered mail, addressed to the addresses set forth in Item K of the Basic Lease Provisions. All rental payments shall be made to Lessor at the above address. The addresses may be changed from time to time by either party by serving notice as above provided.

         25. Benefit of Lessor and Lessee. This Lease and all of the terms and provisions hereof shall inure to the benefit of and be binding upon Lessor and Lessee and their respective heirs, successors, assigns and legal representatives.

         26. Governing Law. This Lease shall be governed in accordance with the laws of the State of Ohio.

         27. Attorneys' Fees. The defaulting party shall be liable for and hereby agree to pay any and all expenses, including reasonable attorneys' fees, incurred by the other party in connection with any default under the terms, covenants and conditions contained in this Lease.

         28. Signs. Lessee may, at its own expense, erect a sign concerning the business of Lessee which shall be in keeping with the decor and other signs on the Building. All signage (including the signage described in the preceding sentence) in or about the Leased Premises shall be first approved by Lessor and shall be in compliance with the applicable codes and any recorded restrictions applicable to the Building. Lessee agrees to maintain any sign in good state of repair, and upon expiration of the Lease Term, Lessee agrees to promptly remove such signs and repair any resulting damage to the Leased Premises.

         29. Estoppel Certificate. Lessee shall, within fifteen (15) days following receipt of a request from Lessor, execute, acknowledge and deliver to Lessor, or to any lender, holder of any mortgage, purchaser or prospective lender or purchaser designated by Lessor, a written statement in such form as Lessor may reasonably request certifying (i) that this Lease is in full force and effect and unmodified (or, if modified, stating the nature of such modification); (ii) the date to which the Minimum Rent, Additional Rent, and other charges have been paid; and (iii) that there are not, to Lessee's knowledge, any uncured defaults (or specifying such defaults if any are claimed). Any such statement may be relied upon by any prospective purchaser or mortgagee. Lessee's failure to deliver such statement within such period shall be conclusive upon Lessee that this Lease is in full force and effect and unmodified and that there are no uncured defaults in Lessor's performance hereunder.

         30. Broker. Lessee has engaged no brokers who would be entitled to any commission or fee based on the execution of this Lease, other than those set forth in Item J of the Basic Lease Provisions.

         31. Limitation of Lessor's Liability. If Lessor shall fail to perform or observe any term, condition, covenant or obligation required to be performed or observed by it under this Lease and if Lessee shall, as a consequence thereof, recover a money judgment against Lessor, Lessee agrees that it shall look solely to Lessor's right, title and interest in and to the Building for the collection of such judgment, that being the sole asset to which Lessee may look for payment of any such judgment; and Lessee further agrees that no other assets of Lessor, wherever situate, shall be subject to levy, execution or other process for the satisfaction of Lessee's judgment and that Lessor shall not be liable for any deficiency.

        The references to "Lessor" in this Lease shall be limited to mean and include only the owner or owners, at the time, of the fee simple interest in the Building. In the event of a sale or transfer of such interest (except a mortgage or other transfer as security for a debt), the "Lessor" named herein, or, in the case of a subsequent transfer, the transferor, shall, after the date of such transfer, be automatically released from all personal liability for the performance or observance of any term, condition, covenant or obligation required to be performed or observed by Lessor hereunder; and the transferee shall be deemed to have assumed all of such terms, conditions, covenants and obligations.

         32. Hazardous Materials. Lessee shall not in any manner use, maintain or allow the use or maintenance of the Leased Premises in violation of any law, ordinance, statute, regulation, rule or order of any governmental authority (collectively "Laws"), including but not limited to laws governing zoning, health, safety (including fire safety), occupational hazards, pollution and the environment. Lessee shall not use, maintain or allow the use or maintenance of the Leased Premises or any part thereof to treat, store, dispose of, transfer, release, convey or recover hazardous, toxic or infectious waste nor shall Lessee otherwise, in any manner, possess or allow the possession of any hazardous, toxic or infectious waste on or about the Leased Premises; provided, however, any toxic material lawfully permitted and generally recognized as necessary and appropriate for general office use may be stored and used on the Leased Premises so long as (i) such storage and use is in the ordinary course of Lessee's business permitted under this Lease; (ii) such storage and use is performed in compliance with all applicable laws and in compliance with the highest standards prevailing in the industry for the storage and use of such materials; (iii) Lessee delivers prior written notice to Lessor of the identity of and information regarding such materials as Lessor may require; and (iv) Lessor consents thereto. Hazardous, toxic or infectious waste shall mean any solid, liquid or gaseous waste, substance or emission or any combination thereof which may (i) cause or significantly contribute to an increase in mortality or in serious illness, or (ii) pose the risk of a substantial present or potential hazard to human health, to the environment or otherwise to animal or plant life, and shall include without limitation hazardous substances and materials described in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended; the Resource Conservation and Recovery Act, as amended; and any other applicable federal, state or local laws. Lessee shall immediately notify

Lessor of the presence or suspected presence of any hazardous, toxic or infectious waste on or about the Leased Premises and shall deliver to Lessor any notice received by Lessee relating thereto.

        Lessor and its agents shall have the right, but not the duty, to inspect the Leased Premises and conduct tests thereon at any time to determine whether or the extent to which there is hazardous, toxic or infectious waste on the Leased Premises. Lessor shall have the right to immediately enter upon the Leased Premises to remedy any contamination found thereon. In exercising its rights herein, Lessor shall use reasonable efforts to minimize interference with Lessee's business but such entry shall not constitute an eviction of Lessee in whole or in part, and Lessor shall not be liable for any interference, loss or damage to Lessee's property or business caused thereby. If any lender or governmental agency shall ever require testing to ascertain whether there has been a release of hazardous materials, then the reasonable costs thereof shall be reimbursed by Lessee to Lessor upon demand as Additional Rent if such requirement arose in whole or in part because of Lessee's use of the Leased Premises. Lessee shall execute affidavits, representations and the like from time to time, at Lessor's request, concerning Lessee's best knowledge and belief regarding the presence of any hazardous, toxic or infectious waste on the Leased Premises or Lessee's intent to store or use toxic materials on the Leased Premises. Lessee shall indemnify and hold harmless Lessor from any and all claims, loss, liability, costs, expenses or damage, including attorneys' fees and costs of remediation, incurred by Lessor in connection with any breach by Lessee of its obligations under this section. The covenants and obligations of Lessee hereunder shall survive the expiration or earlier termination of this Lease.

         33.  Miscellaneous.

              (A) Because the Leased Premises are on the open market and are presently being shown, this Lease shall be treated as an offer with the Leased Premises being subject to any prior lease and such offer shall be subject to withdrawal or non-acceptance by Lessor or to another use of the Leased Premises without notice, and this Lease shall not be valid or binding unless and until accepted by Lessor in writing and a fully executed copy delivered to both parties hereto.

              (B) Lessee acknowledges having reviewed and signed the attached Agency Disclosure Statement. Duke Realty Services Limited Partnership, its agent and employees, have represented only the Lessor, and have not in any way represented the Lessee, in the marketing, negotiation, and completion of this Lease transaction.

              (C) Upon prior written request, during the Lease Term and any extensions thereof, Lessee shall provide to Lessor on an annual basis, a copy of Guarantor's, as hereinafter defined, most recent certified and audited financial statements prepared as of the end of Lessee's fiscal year. Such financial statements shall be prepared in conformity with generally accepted accounting principles.

              (D) The undersigned represents and warrants to Lessor that (i) Lessee is a corporation that is duly organized, validly existing and in good standing in accordance with the laws of the state under which it was organized;
(ii) all action necessary to authorize the execution of this Lease has been taken by Lessee; and (iii) the individual executing and delivering this Lease on behalf of Lessee has been authorized to do so, and such execution and delivery shall bind Lessee. Lessee, at Lessor's request, shall provide Lessor with evidence of such authority.

              (E) Any representations and indemnifications of Lessor contained in the Lease shall not be binding upon (i) any mortgagee having a mortgage presently existing or hereafter placed on the Building, or (ii) a successor to Lessor which has obtained or is in the process of obtaining fee title interest to the Building as a result of a foreclosure of any mortgage or a deed in lieu thereof, so long as such successor agrees not to disturb this Lease and Lessor's obligations hereunder shall continue in full force and effect.

              (F) In consideration of Lessor's leasing the Leased Premises to Lessee, Lessee shall provide Lessor with an Unconditional Guaranty of Lease in the form attached hereto as Exhibit D which shall be executed contemporaneously with this Lease by LanVision Systems, Inc. ("Guarantor").

        34.   Option to Extend.

         A. Grant and Exercise of Option. Provided that (i) Lessee is not in default , (ii) the tangible net worth of Lessee is at least Fifteen Million Dollars ($15,000,000.00), (iii) Lessee originally named herein or its successors remain in possession of and have continuously operated in the entire Leased Premises throughout the Term of this Lease ("Original Term") and (iv) the current use of the Leased Premises is acceptable to Lessor, Lessee shall have one (1) option to extend the Original Term for one (1) additional period of five
(5) years (the "Extension Term"). The Extension Term shall be upon the same terms and conditions contained in the Lease for the Original Term except (i) Lessee shall not have any further option to extend and (ii) the Minimum Annual Rent shall be adjusted as set forth herein ("Rent Adjustment"). Lessee shall exercise such option by delivering to Lessor, no later than nine (9) months prior to the expiration of the Original Term, written notice of Lessee's desire to extend the Original Term. Lessee's failure to properly exercise such option shall waive it. If Lessee properly exercises its option to extend, Lessor shall notify Lessee of the Rent Adjustment no later than ninety (90) days prior to the commencement of the Extension Term. Lessee shall be deemed to have accepted the Rent Adjustment if it fails to deliver to Lessor a written objection thereto within ten (10) business days after receipt thereof. If Lessee properly exercises its option to extend, Lessor and Lessee shall execute an amendment to the Lease (or, at Lessor's option, a new lease on the form then in use for the Building) reflecting the terms and conditions of the Extension Term.

         B. Market Rent Adjustment. The Minimum Annual Rent for the Extension Term shall be an amount equal to the Minimum Annual Rent then being quoted by Lessor to renewal lessees or prospective new tenants of the Building for space of comparable size and quality and with similar or equivalent improvements as are found in the Building, and if none, then in similar buildings in the vicinity, provided, however, that in no event shall the Minimum Annual Rent during the Extension Term be less than the highest Minimum Annual Rent payable during the Original Term. The

Minimum Monthly Rent shall be an amount equal to one-twelfth (1/12) of the Minimum Annual Rent for the Extension Term and shall be paid at the same time and in the same manner as provided in the Lease.

        35.   Right of First Refusal.

         Provided that (i) Lessee is not then in default hereunder during the Lease Term, (ii) the tangible net worth of Lessee is at least Fifteen Million Dollars ($15,000,000.00), (iii) Lessee originally named herein or its successors remain in possession of and have continuously operated in the entire Leased Premises throughout the Lease Term, and (iv) the current use of the Leased Premises is acceptable to Lessor, and subject to any rights of other tenants to the Refusal Space, Lessee shall have the right of first refusal ("Refusal Option") to lease additional space contiguous to the Leased Premises in the Building crosshatched on the attached Exhibit E ("Refusal Space") as such space becomes available for leasing during the Lease Term. The term for the Refusal Space shall be coterminous with the Lease Term, provided, however, that the minimum term for the Refusal Space shall be three (3) years and the Lease Term shall be extended, if necessary, to be coterminous with the term for the Refusal Space. The Refusal Space shall be offered to Lessee at the rental rate and upon such other terms and conditions, excluding free rent and other concessions, as are then being offered by Lessor to a specific third party prospective tenant for such space, but in no event shall such rental rate be less than the then current rental rate under this Lease. In the event that the Refusal Space is not leased to the initial third party prospective tenant, then this Refusal Option shall remain in effect in the event of an offer to any other specific third party prospective tenant and the Refusal Space shall again be offered to Lessee in accordance herewith.

         Upon notification in writing by Lessor that the Refusal Space is available, Lessee shall have five (5) business days in which to notify Lessor in writing of its election to lease the Refusal Space at such rental rates described above, in which event this Lease shall be amended to incorporate such Refusal Space.

         In the event Lessee declines or fails to elect to lease the Refusal Space, then this Refusal Option shall automatically terminate and shall thereafter be null and void as to such space.

         It is understood and agreed that this Refusal Option shall not be construed to prevent any tenant in the Building from extending or renewing its lease.

        36. Ohio National Building Lease. Lessor and Lessee acknowledge that each is entering into this Lease with the agreement that Lessee shall surrender approximately 7,979 square feet of space ("Reduced Space"), leased by Lessee from Lessor pursuant to that certain lease dated May 7, 1996, as amended July 12, 1996, February 25, 1997 and as of the date hereof (collectively "ONB Lease"). Lessor shall market the Reduced Space and shall lease such Reduced Space in amounts and upon terms acceptable to Lessor. Upon the rental commencement date of a lease for any of the Reduced Space during the first seven
(7) months of the Lease Term, the Minimum Annual Rent under the ONB

Lease shall be reduced proportionately by the amount of square feet of the Reduced Space leased and the Minimum Annual Rent under this Lease shall be increased proportionately by the amount of the Reduced Space leased. For example, if Lessor leases 797.90 square feet of the Reduced Space the Minimum Annual Rent for the Leased Premises shall be $766.67 per month for the period from the rent commencement date of the new lease and continuing until the expiration of the seventh (7th) month of the term of this Lease. Upon the eighth
(8th) month of the term of this Lease, the Minimum Annual Rent shall be as set forth in Paragraph 1 Sections D and E of the Basic Lease Provisions regardless of whether any or all of the Reduced Space has been leased by Lessor.

        37. Emergency Power. Lessor agrees to allow Lessee to provide emergency power to the Leased Premises in the form of a diesel generator in the location reflected on Exhibit E. Lessee shall provide Lessor with plans and specifications relating to the installation of such generator which shall include the erection of a fence around the generator of such materials which shall prevent the generator from being viewed from outside such fence. Lessor shall approve the plans and specifications for such generator prior to Lessee's installation of such. Notwithstanding anything in this section to the contrary, Lessee shall be responsible for all costs associated with the installation, maintenance and use of such generator and shall provide Lessor with copies of all governmental permits required for the installation of such generator prior to such installation. Lessee agrees to indemnify, defend and hold Lessor harmless from and against any and all liability, damages (including, but not limited to personal injury, death and property damages), costs, expenses and attorney's fees incurred by Lessor arising from the generator, or related cause whatsoever, including those arising from the installation, use, maintenance and removal thereof except for Lessor's gross negligence.

EXECUTED BY LESSOR, this 25th day of September, 1997.

                                             DUKE REALTY LIMITED PARTNERSHIP,
                                             an Indiana limited partnership

                                             By: Duke Realty Investments, Inc.,
WITNESSES:                                       its general partner
/s/ Joan Wolpin
---------------
Joan Wolpin                                 By: /s/ James W. Gray
-------------------------                       ----------------------------
(Printed)                                          James W. Gray
/s/ Naomi Gump                                     Vice President and
-------------------------                          General Manager
Naomi Gump
-------------------------
(Printed)

EXECUTED BY LESSEE, this 23rd day of September, 1997.

                                           LANVISION, INC., an Ohio corporation

WITNESSES:

/s/ Alan J. Hartman                        By: /s/ Eric S. Lombardo
------------------------                       -------------------------------
Alan J. Hartman
-------------------                        Printed: Eric S. Lombardo
(Printed)                                           --------------------------

/s/ Kimberly S. Farris                     Title: Executive Vice President
------------------------                          ----------------------------
Kimberly S. Farris
------------------------
(Printed)

STATE OF OHIO          )
                       )  SS:
COUNTY OF HAMILTON     )

         Before me, a Notary Public in and for said County and State, personally appeared James W. Gray, by me known and by me known to be the Vice President and General Manager of Duke Realty Investments, Inc., an Indiana corporation, the general partner of Duke Realty Limited Partnership, an Indiana limited partnership, who acknowledged the execution of the foregoing "Lease Agreement" on behalf of said partnership.

         WITNESS my hand and Notarial Seal this 25th day of September, 1997.

                                                 /s/ Joan Wolpin
                                                 ----------------------------
                                                 Notary Public

(SEAL)

                                                 Joan Wolpin
                                                 ----------------------------
                                                 (Printed Signature)

My Commission Expires:  6-7-2000
                        --------------

My County of Residence:  Hamilton
                        --------------


STATE OF       Ohio    )
         --------------
                       )  SS:

COUNTY OF    Hamilton  )
         --------------



         Before me, a Notary Public in and for said County and State, personally appeared Eric S. Lombardo, by me known and by me known to be the Executive Vice President of LanVision, Inc., an Ohio corporation, who acknowledged the execution of the foregoing "Lease Agreement" on behalf of said corporation.

         WITNESS my hand and Notarial Seal this 23rd day of September, 1997.

                                            /s/ Carol Daniels Richmond
                                            ------------------------------
                                            Notary Public

(SEAL)

                                            Carol Daniels Richmond
                                            ------------------------------
                                            (Printed Signature)


My Commission Expires: 9-30-2001
                       ---------

My County of Residence: Hamilton
                       ---------

(Exhibit A - Floor Plan)
(Exhibit B - Detail List of Leasehold Improvements)

                                    EXHIBIT C

                              RULES AND REGULATIONS

       (These Rules and Regulations have been adopted for the purpose of insuring order and safety in the Building and of maintaining the rights of Lessee and of the Lessor.)

       1. The sidewalks, entrances, driveways and roadways serving and adjacent to the Leased Premises, are the property of the Lessor, and shall not be obstructed or used for any purpose other than ingress and egress. The Lessor shall in all cases retain the right to control and prevent access to the Property, of all persons whose presence, in the judgment of the Lessor or its employees, shall be prejudicial to the safety, character, reputation or interests of the property or neighboring buildings.

       2. No awnings or other projections shall be attached to the outside walls of the Building. Neither the interior nor the exterior of any windows shall be coated or otherwise sunscreened without written consent of Lessor.

       3. The water and wash closets and other plumbing fixtures shall not be used for any purposes other than those for which they were constructed, and no sweepings, rubbish, rags or other substances shall be thrown herein. All damages resulting from any misuse of the fixtures shall be borne by the Lessee who, or whose sublessees, assignees or any of their servants, employees, agents, visitors or licensees shall have caused the same.

       4. No Lessee shall mark, paint, drill into or in any way deface any part of the exterior Leased Premises or in the Building. No boring, cutting or stringing of wires shall be permitted, except with the prior written consent of the Lessor and Lessor may direct.

       5. No birds or animals of any kind shall be brought onto or kept in or about the Property, and no cooking shall be done or permitted by any Lessee on the Leased Premises, except that the preparation of coffee, tea, hot chocolate and similar items for Lessees and their employees shall be permitted provided power shall not exceed that amount which can be provided by a 30-amp circuit. No Lessee shall cause or permit any unusual or objectionable odors to be produced or permeate outside the Leased Premises.

       6. The Leased Premises shall not be used for manufacturing, unless the use conforms to the zoning applicable to the area and the Lessor provides written consent. No Lessee shall operate a business or an office in the Leased Premises for the manufacture or sale of liquor, narcotics, or tobacco in any form, or as a retail or wholesale store or general office, in contradiction to the permitted use in this Lease, without the express written consent of Lessor, not to be unreasonably withheld. The Leased Premises shall not be used for lodging or sleeping or for any immoral or illegal purpose.

       7. No Lessee shall make, or permit to be made, any noise which may disturb or interfere with occupants of neighboring buildings whether by the use of any musical instrument, radio, phonograph, unusual noise or in any other way.

       8. No Lessee, sublessee or assignees nor any of its servants, employees, agents, visitors or licensees shall at any time bring or keep upon the Leased Premises any flammable, combustible or explosive fluid, chemical or substance, other than that which is ordinary and necessary for the Lessee's use of the Leased Premises, as contemplated herein.

       9. Each Lessee must upon the termination of its tenancy, deliver to the Lessor all keys to the offices, storage rooms, toilet rooms, either furnished to, or otherwise procured by, such Lessee.

       10. All persons employed by any Lessee to do work upon the Leased Premises, while in the Building and outside of the Leased Premises, shall be subject to and under the control and direction of the Lessee, and Lessee shall be responsible for all acts of such persons.

       11. Canvassing, soliciting and peddling in the adjacent buildings are prohibited, and each Lessee shall report and otherwise cooperate to prevent the same.

       12. Lessee agrees that it shall not discriminate upon the basis of race, color, religion, sex or national origin in the use and occupancy or in any sublease or subletting of the Leased Premises.

       13. No outside storage is permitted including without limitation the storage of trucks and other vehicles.

       14. The Lessor reserves the right to reasonably rescind, modify or supplement any of these rules and to make such other and further reasonable rules and regulations which, in the Lessor's judgment may from time to time be necessary for the safety and cleanliness of the Leased Premises, and for the assurance of good order therein. Lessor agrees to provide Lessee with a copy of said rules which shall be deemed a part of this Lease.

Anything contained in these Rules and Regulations which is contrary to or inconsistent with any express provision of the Lease shall be void and of no force and effect.

                                    EXHIBIT D

                         UNCONDITIONAL GUARANTY OF LEASE

         This Unconditional Guaranty of Lease is entered into as of the 23rd day of September, 1997, by the undersigned, LANVISION, SYSTEMS, INC., a Delaware corporation ("Guarantor").

                                 R E C I T A L S

         WHEREAS, LANVISION, INC., an Ohio corporation ("Lessee") desires to enter into a certain Lease with DUKE REALTY LIMITED PARTNERSHIP, an Indiana limited partnership ("Lessor"), for certain space described therein and more commonly known as 4700 Governor's Pointe, Suite 170, Mason, Ohio (the "Lease"); and

         WHEREAS, Lessor is willing to enter into the Lease only if it receives a guaranty of obligations thereunder from the undersigned upon the terms and conditions set forth below; and

         WHEREAS, in order to induce Lessor to enter into the Lease, Guarantor is willing and agrees to enter into this Unconditional Guaranty of Lease upon the following terms and conditions; and

         WHEREAS, Guarantor is a shareholder of Lessee and will be benefited by the Lease;

         NOW, THEREFORE, in consideration of the foregoing recitals and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Guarantor agrees as follows:

           1. Guarantor hereby becomes surety for and unconditionally guarantees
(i) the prompt payment of all rents, additional rents and other sums to be paid by Lessee under the terms of the Lease; and (ii) the performance by Lessee of the covenants, conditions and terms of the Lease (such payment and performance to be referred to collectively as "Obligations"). In the event Lessee defaults in the performance of the Obligations during the term of the Lease, Guarantor hereby promises and agrees to pay to Lessor all rents and any arrearages thereof and any other amounts that may be or become due and to fully satisfy all conditions and covenants of the Lease to be kept and performed by Lessee.

           2. As conditions of liability pursuant to this Guaranty, Guarantor hereby unconditionally waives (a) any notice of default by Lessee in the payment of rent or any other amount or any other term, covenant or condition of the Lease; (b) any requirement that Lessor exercise or exhaust its rights and remedies against Lessee or against any person, firm or corporation prior to enforcing its rights against Guarantor, and (c) any and all rights of reimbursement, indemnity, subrogation or otherwise which, upon payment under this Guaranty, Guarantor may have against Lessee.

           3. Lessor may, without notice to Guarantor, and Guarantor hereby consents thereto, (a) modify or otherwise change or alter the terms and conditions of the Lease; and (b) waive any of its rights under the Lease or forbear to take steps to enforce the payment of rent or any other term or condition of the Lease against Lessee.

           4. Guarantor hereby agrees, upon the request of Lessor, to execute, acknowledge and deliver to Lessor a statement in writing certifying, if this be the fact, that this Guaranty of the referenced Lease is unmodified, in full force and effect, and there are no defenses or offsets thereto; and other things Lessor reasonably requests.

           In the event Lessee fails during the term of this Lease to pay any rent, additional rent or other payments when due or fails to comply with any other term, covenant or condition of the Lease, Guarantor, upon demand of Lessor, shall make such payments and perform such covenants as if they constituted the direct and primary obligations of Guarantor; and such obligations of Guarantor shall be due with attorneys' fees and all costs of litigation and without relief from valuation or appraisement laws.

           The rights and obligations created by this Guaranty shall inure to the benefit of and be binding upon the successors, assigns and legal representatives of Guarantor and Lessor.

           IN WITNESS WHEREOF, Guarantor has executed this Unconditional Guaranty of Lease as of the date set forth above.

                                        "GUARANTOR"

                                        LANVISION SYSTEMS, INC., a
                                        Delaware corporation

                                        By: /s/ Eric S. Lombardo
                                           --------------------------------

                                        Printed: Eric S. Lombardo
                                                 --------------------------

                                        Title: Executive Vice President
                                               ----------------------------

                                           Address: One Financial Way, Suite 400
                                                    ----------------------------

                                                            Cincinnati, OH 45242
                                                            --------------------

STATE OF    Ohio       )
         ----------
                       )        SS:
COUNTY OF    Hamilton  )
          ------------


           Before me, a Notary Public in and for said County and State, personally appeared Eric S. Lombardo, the Executive Vice President of LanVision Systems, Inc., who acknowledged the execution of the above and foregoing "Unconditional Guaranty of Lease" as his/her voluntary act and deed.

           WITNESS my hand and Notarial Seal this 23rd day of September, 1997.

                           /s/ Carol Daniels Richmond
                           ---------------------------------
                           Notary Public

(SEAL)

                           Carol Daniels Richmond
                           ---------------------------------
                           (Printed)


My County of Residence:     Hamilton
                         ------------

My Commission Expires:     9-30-2001
                         ------------

(Exhibit E - Floor Plan = Right of First Refusal Space)

Exhibit 10.2
LANVISION SYSTEMS, INC.

                              THIRD LEASE AMENDMENT

         THIS THIRD LEASE AMENDMENT (the "Amendment") is executed this 23rd day of September, 1997, by and between DUKE REALTY LIMITED PARTNERSHIP, an Indiana limited partnership ("Landlord"), and LANVISION, INC., an Ohio corporation ("Tenant").

                              W I T N E S S E T H :

         WHEREAS, Landlord and Tenant entered into a certain lease dated May 7, 1996, as amended July 12, 1996 and February 25, 1997 (collectively, the "Lease"), whereby Tenant leased from Landlord certain premises consisting of approximately 23,285 square feet of space (the "Original Premises") located in Suite 400, One Financial Way, Cincinnati, Ohio 45242; and

         WHEREAS, Landlord and Tenant desire to reduce the Original Premises by approximately 7,979 square feet (the "Reduced Space"); and

         WHEREAS, Landlord agreed to such reduction in consideration of Tenant entering into a lease with Landlord dated of even date herewith for approximately 9,200 square feet of space located at 4700 Duke Drive, Suite 170, Mason, Ohio; and

         WHEREAS, Landlord and Tenant desire to amend certain provisions of the Lease to reflect such reduction;

         NOW, THEREFORE, in consideration of the foregoing premises, the mutual covenants herein contained and each act performed hereunder by the parties, Landlord and Tenant hereby enter into this Amendment.

         1.       Amendment of Article 1.

                  Commencing December 1, 1997, Section 1.01 of Article 1 of the Lease is hereby amended by substituting Amended Exhibit A-1, attached hereto and incorporated herein by reference, on which the Original Premises less the Reduced Space is depicted, in lieu of Amended Exhibit A attached to the Lease. The Original Premises less the Reduced Space shall hereinafter be referred to as the "Leased Premises."

         2.       Amendment of Basic Lease Provisions.

                  Commencing July 1, 1998, Subsections B, C, D and E of Section
1.02 of Article 1 of the Lease are hereby deleted and the following subsections are substituted in lieu thereof:

         B. Rentable Area: approximately 15,306 rentable square feet;

                           Landlord shall use commercially reasonably standards,
                  consistently applied, in determining the Rentable Area and the rentable area of the Building. The Rentable Area shall include the area within the Leased Premises plus a pro rata portion of the area covered by the Common Areas within the Building, as reasonably determined by Landlord from time to time. Landlord's determination of Rentable Area made in good faith shall conclusively be deemed correct for all purposes hereunder, including without limitation the calculation of the Building Expense Percentage and the Minimum Annual Rent. Notwithstanding anything to the contrary contained herein, Tenant's pro rata portion of the area covered by the Common Areas within the Building shall be the product of (i) the Usable Area within the Leased Premises, as such amount may change from time to time pursuant to the terms of this Lease and (ii) Tenant's Common Area Factor. For purposes of this Lease, Tenant's Common Area Factor shall be as reasonably determined by Landlord; provided, however, that Tenant's Common Area Factor shall not exceed 1.135.

         C.       Building Expense Percentage: 7.2% (15,306 / 212,125);

         D.       Minimum Annual Rent:

         July 1, 1998 - September 13, 1998         $ 41,900.18 (2 mos., 13 days)
         September 14, 1998 - September 13, 1999   $206,631.00 per year
         September 14, 1999 - September 13, 2000   $210,457.56 per year
         September 14, 2000 - September 13, 2001   $210,457.56 per year;

         E.       Monthly Rental Installments:

         July 1, 1998 - August 31, 1998              $17,219.25 per month
         September 1, 1998 - September 13, 1998      $ 7,461.68 (13 days)
         September 14, 1998 - September 13, 1999     $17,219.25 per month
         September 14, 1999 - September 13, 2001     $17,538.13 per month;

         3. Amendment of Section 20.07. Right of Second Refusal. Section 20.07 of the Lease is hereby amended to provide that the Right of Second Refusal shall not apply to the Reduced Space.

         4. Amendment of Article 20. Article 20 of the Lease is hereby amended by adding the following additional section:

                  A. Article 20.12. Reduction of Space. Commencing December 1, 1997, Tenant hereby delivers possession to Landlord of the Reduced Space for Landlord to commence leasing the Reduced Space in such amounts and upon such terms as are acceptable to Landlord. Upon the rental commencement date of a lease for any of the Reduced Space, Landlord and Tenant shall enter into an Amendment of this Lease to reduce the Minimum Annual Rent, Monthly Rental Installments and Building Expense Percentage in accordance with the amount of square feet of the Reduced Space leased to such third party and such other changes as the parties deem necessary. Tenant agrees to deliver the Reduced Space to Landlord in accordance with the Lease on or before December 1, 1997. Commencing July 1, 1998, the Basic Lease Provisions shall be changed as set forth in Paragraph 2 of this Amendment, regardless of whether or not Landlord has leased the Reduced Space.

         5. Tenant's Representations and Warranties. The undersigned represents and warrants to Landlord that (i) Tenant is duly organized, validly existing and in good standing in accordance with the laws of the state under which it was organized; (ii) all action necessary to authorize the execution of this Amendment has been taken by Tenant; and (iii) the individual executing and delivering this Amendment on behalf of Tenant has been authorized to do so, and such execution and delivery shall bind Tenant. Tenant, at Landlord's request, shall provide Landlord with evidence of such authority.

         6. Examination of Amendment. Submission of this instrument for examination or signature to Tenant does not constitute a reservation or option, and it is not effective until execution by and delivery to both Landlord and Tenant.

         7. Definitions. Except as otherwise provided herein, the capitalized terms used in this Amendment shall have the definitions set forth in the Lease.

         8. Incorporation. This Amendment shall be incorporated into and made a part of the Lease, and all provisions of the Lease not expressly modified or amended hereby shall remain in full force and effect.

         IN WITNESS WHEREOF, the parties have caused this Amendment to be executed on the day and year first written above.

                                                LANDLORD:

                                        DUKE REALTY LIMITED PARTNERSHIP,
WITNESSES:                              an Indiana limited partnership

/s/ Joan Wolpin
--------------------                    By: Duke Realty Investments, Inc.,
Joan Wolpin                                 its general partner
--------------------
(Printed)
                                        By: /s/ James W. Gray
/s/ Naomi Gump                              ------------------------
--------------------                        James W. Gray
Naomi Gump                                  Vice President and
--------------------                        General Manager
(Printed)


                                            TENANT:

                                            LANVISION, INC., an Ohio
                                            corporation

WITNESSES:

/s/ Alan J. Hartman                     By: /s/ Eric Lombardo
----------------------                      ------------------------
Alan J. Hartman                               Eric Lombardo
----------------------                        Executive Vice President
(Printed)


/s/ Kimberly S. Farris
----------------------
Kimberly S. Farris
----------------------
(Printed)

STATE OF OHIO              )
                           ) SS:
COUNTY OF HAMILTON         )

         Before me, a Notary Public in and for said County and State, personally appeared James W. Gray, by me known and by me known to be the Vice President and General Manager of Duke Realty Investments, Inc., an Indiana corporation, the general partner of Duke Realty Limited Partnership, an Indiana limited partnership, who acknowledged the execution of the foregoing "Third Lease Amendment" on behalf of said partnership.

         WITNESS my hand and Notarial Seal this 25 day of September, 1997.

                                                 /s/ Joan Wolpin
                                                -------------------------------
                                                     Notary Public

(SEAL)

                                                 Joan Wolpin
                                                -------------------------------
                                                     (Printed Signature)

My Commission Expires:     6-7-2000
                          ----------

My County of Residence:     Hamilton
                          ----------

STATE OF OHIO              )
                           ) SS:
COUNTY OF HAMILTON         )

         Before me, a Notary Public in and for said County and State, personally appeared Eric Lombardo, by me known and by me known to be the Executive Vice President of LanVision, Inc., an Ohio corporation, who acknowledged the execution of the foregoing "Third Lease Amendment" on behalf of said corporation.

         WITNESS my hand and Notarial Seal this 23rd day of September, 1997.

                                            /s/ Carol Daniels Richmond
                                            -------------------------------
                                                     Notary Public

(SEAL)

                                            Carol Daniels Richmond
                                            -------------------------------
                                                     (Printed Signature)

My Commission Expires:     9-30-2001
                         -------------

My County of Residence:     Hamilton
                         -------------

                              CONSENT OF GUARANTOR

         The undersigned Guarantor to the Lease hereby consents to the foregoing Third Lease Amendment and reaffirms that the Unconditional Guaranty of Lease dated May 7, 1996, remains in full force and effect.

                                  "Guarantor"

                                  LANVISION SYSTEMS, INC., a
                                  Delaware corporation

                                  By:/s/ Eric Lombardo
                                     ---------------------------------
                                       Eric Lombardo
                                       Executive Vice President


STATE OF OHIO              )
                           ) SS:
COUNTY OF HAMILTON         )

         Before me, a Notary Public in and for said County and State, personally appeared Eric Lombardo, by me known and by me known to be the Executive Vice President of LanVision, Inc., an Ohio corporation, who acknowledged the execution of the foregoing "Consent of Guarantor" on behalf of said corporation.

         WITNESS my hand and Notarial Seal this 23rd day of September, 1997.

                                            /s/ Carol Daniels Richmond
                                            ----------------------------
                                                    Notary Public

(SEAL)

                                            Carol Daniels Richmond
                                            ----------------------------
                                                (Printed Signature)


My Commission Expires:     9-30-2001
                        -------------

My County of Residence:     Hamilton
                        -------------

(Attached Floor Plan Amended Exhibit A-1)