Form 10-K405
period 1998-01-31
LANVISION SYSTEMS INC
filed 1998-04-30
CIK 1008586

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1998

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

                                   ----------

          Securities registered pursuant to Section 12 (b) of the Act:

                                      None

          Securities registered pursuant to Section 12 (g) of the Act:

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

                                   ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. X
                            -----

                                   ----------

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by The Nasdaq Stock Market for the Registrant's Common Stock on April 21, 1998, was $15,707,904.

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of April 21, 1998: 8,806,000.

                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended January 31, 1998, are incorporated by reference into Part II of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Annual Report is not deemed to be filed as a part hereof.

Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1998, are incorporated by reference into
Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as a part hereof.

This report consists of 128 pages and the Exhibit Index appears on page 31.

                                   ----------

                           FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the sections entitled "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

                                   ----------

PART I

ITEM 1.  BUSINESS

General

LanVision Systems, Inc. ("LanVision"TM or the "Company") is a leading provider of Healthcare Information Access Systems and outsourced data center operations that enable hospitals and integrated healthcare networks to capture, store, manage, route, retrieve and process vast amounts of clinical and financial patient information. The Company's systems deliver on-line, enterprise-wide access to fully-updated patient information which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm. LanVision's systems, which incorporate data management, document imaging/management and workflow technologies, consolidate patient information into a single repository and provide fast and efficient access to patient information from universal workstations located throughout the enterprise, including the point of patient care. The systems are specifically designed to meet the needs of physicians and other medical and administrative personnel and can accommodate multiple users requiring simultaneous access to patient information, thereby eliminating file contention. By providing access to all forms of patient information, the Company believes that its Healthcare Information Access Systems are essential components of the computer-based patient record ("CPR"). In August, 1997, the Company announced the establishment of Virtual Healthware Services ("VHS"), a new health information service bureau division that delivers high quality, transaction-based document imaging/management services to healthcare providers from a centrally located data center. One of the first web-based services of its kind, VHS offers an alternative to purchasing Healthcare Information Access Systems for hospitals, outpatient clinics and integrated delivery networks. VHS, utilizing LanVision applications across an Intranet/Internet, enables healthcare customers to achieve enhanced patient care, and improved record security and accessibility at significant cost savings. VHS helps hospitals, clinics and integrated delivery networks, overcome the barriers of high start-up costs, additional information systems and operations resources, extended payback periods and other risks associated with purchasing a system. During 1997, VHS built the centralized data center and the document capture centers for its first customers. VHS began providing services to customers early in fiscal 1998.

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

Today, the majority of the patient record is paper-based in most hospitals. The inefficiencies of a paper-based record increase the cost of patient care. Physicians often cannot gain access to medical records at the time of patient visits, and users cannot simultaneously access the record when only a single copy of the paper-based patient record is available. In the Company's experience in installing its systems, a typical 500 bed hospital can produce 20,000 to 25,000 pages of new patient information each day even with computerized admission, billing, laboratory and radiology systems, and individual physician document retrieval requests can be as high as 100 documents per physician per day. The volume of medical images in the patient record is expanding as well. In addition to classic images such as x-rays and CAT scans, new image forms such as digitized slides, videos and photographs proliferate. Thus, the ability to store and retrieve images of voluminous paper records and medical images on a timely basis is a critical feature of a complete CPR.

In order to simultaneously reduce costs and enhance the level of patient care, hospitals and other healthcare providers are demanding comprehensive, cost-effective information systems that deliver rapid access to fully updated and complete patient information. Traditional healthcare information systems are inadequate because: (i) they do not capture large amounts of the patient record which are paper-based and stored in various sites throughout the enterprise;
(ii) computerized patient data is generated using a variety of disparate systems which cannot share information; and (iii) multimedia medical information such as x-rays, CAT scans, MRI's, video and audio information are frequently inaccessible at the point of patient care. Accordingly, hospitals and other healthcare providers have begun to increase their healthcare information systems expenditures. In the 9th Annual Healthcare Information and Management Systems Society Leadership Survey in February 1998, 73% of the respondents expected an increase in their information technology budget. Of those expecting an increase, 23% expect their healthcare information system budgets to increase by over 20% or more over the next twelve months. In addition, only 2% of the hospitals surveyed indicated that they had a fully operational CPR system in place, approximately 17% of the respondents indicated they have developed a plan to implement a CPR system and 17% indicated they have begun to install CPR hardware and software.

Document imaging and workflow technologies are essential elements of a CPR because they allow for the storage of unstructured data (i.e., patient record elements other than data or text, such as photographs, images of a document, video, x-ray images) and they enable digitized x-rays, CAT scans, MRI's, video and audio information to be accessed and delivered to the caregiver at the point of patient care. The Company's management believes the demand for the Company's Healthcare Information Access Systems, which can supply imaging capabilities to the CPR, will increase in future years.

The LanVision Solution

LanVision's Healthcare Information Access Systems provide solutions for the patient information access needs of hospitals and integrated healthcare networks. LanVision's systems enable medical and administrative personnel to rapidly and efficiently capture, store, manage, route, retrieve and process vast amounts of clinical and financial patient information.

LanVision's systems: (i) capture and store electronic data from disparate hospital information systems through real-time, computerized interfaces; (ii) facilitate the storage of digitized multimedia data and medical images such as x-rays, CAT scans, MRI's, video and audio information; (iii) provide applications for efficiently scanning and automatically indexing paper-based records; (iv) allow storage of a patient's lifetime medical record on low cost optical disks which also provides rapid access to high volumes of data enterprise-wide; (v) provide workflow automation to facilitate the reengineering of business processes; and (vi) incorporate physician-oriented interfaces that allow the user to easily locate and retrieve patient information in the hospital or clinical setting, including the point of patient care.

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

The LanVision Strategy

The Company's objective is to continue to be a leading provider of Healthcare Information Access Systems. Important elements of the Company's business strategy include:

Expand Sales, Marketing and Distribution Channels. Throughout 1996, LanVision increased its sales and marketing staff from eight to thirty people as of January 31, 1998. The expansion of the sales and marketing staff was designed to increase the Company's direct and indirect sales capabilities and expand LanVision's overall presence in the marketplace. Also during 1996 and 1997, the Company established cooperative marketing or referral agreements with various strategic third party vendors. (See Sales and Marketing.) Despite the expansion of LanVision's sales and marketing efforts and the increase in LanVision's remarketing and referral partners, revenues for fiscal 1996 and 1997 have been less than the Company's plan for each year, and the overall market for the Company's products has developed slower than management expected. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.) However, the market for the Company's products is still in the early stages of development, and management believes the market opportunities are such that the Company should be able to significantly grow its revenues.

Additionally, in February 1998, LanVision took a major step forward in improving and expanding its sales distribution when it entered into a Remarketing Agreement with Shared Medical Systems Corporation ("SMS"), one of the leading providers of information technology to the healthcare industry. SMS serves more than 3,500 healthcare organizations throughout North America and Europe, and will sell LanVision's electronic medical records imaging/management and workflow products as integrated components of the SMS Novius product line.

Also, in the second half of 1997, the Company completed its development of significant new products, including: On-Line Chart Completion(TM), Enterprisewide Correspondence(TM), WebView(TM), and a new document capture subsystem. Additionally, the Company intends to release its new version of AccountVision(TM) in the first half of fiscal 1998.

Accordingly, based upon management's expectations that the market for the Company's products is beginning to accelerate, the Company's improved and expanded product portfolio, and the significant distribution capabilities as a result of the SMS agreement, the Company intends to maintain its sales and marketing efforts at levels similar to fiscal 1997.

Maintain Technological Leadership through the Development of New Software Applications and Increased Functionality of Existing Applications. LanVision intends to continue its product development efforts and increase the functionality of existing applications along with the development of new applications using document imaging and workflow technologies. Particularly, the Company intends to increase the functionality of its web-based applications. Due to the significant amount of development in 1997, management believes fiscal 1998 product development expense will be somewhat less than fiscal 1997.

During fiscal 1996, the Company increased its product development and quality assurance staff from five to nineteen people and during 1997 the staff was increased to thirty-four people. Also, in 1997, the Company outsourced portions of its product development and paid approximately $2,540,000 to outside contractors. During the second half of 1997 and the first two months of fiscal 1998, the Company added new functionality to ChartVision(R) and released On-Line Chart Completion, Enterprisewide Correspondence, OmniVision(TM), WebView, AVRemit(TM), and a new Document Capture System(TM). Additionally, the Company has continued development of a new version of AccountVision which will share a common data base with ChartVision, and this product will be released in the first half of fiscal 1998. Management believes only the most robust, flexible, dependable products will survive in the healthcare market, and the Company has attempted to establish itself as the leader in document imaging/management and workflow applications through strong product development.

Image-Enable Clinical Data Repositories and Other Applications Software. Today, health information is often stored on numerous dissimilar host-based and departmental systems that are spread throughout the enterprise and are not integrated. Additionally, these current systems do not address the data stored on paper or the increasing volume of medical images such as x-rays, CAT scans, digitized slides, exploratory scopes, photographs, audio, etc. LanVision believes the efficiencies and productivity of hospitals and integrated delivery networks can be greatly enhanced by seamlessly integrating their historical information systems with document imaging and workflow applications. Physicians, clinicians and other healthcare users then have access to the complete patient record, including the structured data, such as a lab result, and the related unstructured data, such as an x-ray or a doctor's hand written note. Currently, LanVision is working with several vendors, including Shared Medical Systems Corporation, Oacis Healthcare Holdings Corporation ("Oacis"), IDX Systems Corp.("PHAMIS/IDX"), and Cerner Corporation ("Cerner"), to image-enable their clinical data repository systems and other applications. LanVision is marketing image enabling through its product OmniVision. LanVision intends to continue to aggressively market its unique image-enabling solutions to end users and other third-party software application providers.

Market New Entry Level System. Historically, LanVision has focused on large hospitals, where the initial investment by customers in LanVision's systems may exceed $1,000,000. A study conducted in 1994 by the Rheinner Group, a consulting firm, indicated that over 60% of the document imaging market opportunities were in hospitals and clinics planning to invest less than $500,000. Although LanVision has previously packaged a product for the smaller end of the market, the Company has not aggressively marketed the product. To address the needs of this market segment, LanVision has recently introduced MicroVision(TM), a pre-configured departmental electronic medical record system that can be purchased for less than $500,000 and subsequently be expanded enterprise-wide. The Company intends to distribute this product through its resellers.

Provide Outsourced Information Systems Service Bureau Operations. LanVision has established a new division, Virtual Healthware Services, which will utilize LanVision's web-based applications across an Intranet/Internet, to deliver high quality, transaction-based document imaging/management services to healthcare providers from a centrally located data center. The division enables its healthcare customers to achieve enhanced patient care, improved security and accessibility to patient records at significant cost savings with minimal up-front capital investment, maintenance and support costs. Customers realize benefits more quickly, with less economic risk. VHS offers an alternative to a hospital allocating several million dollars in its capital budget to establish an in-house system. This service is made possible through the advancement of web-based technology, state-of-the-art communication technology and advanced software design. International Data Corporation, an information technology market research firm, estimates that, in 1997, the healthcare industry spent approximately $2.9 billion in the United States, and $6.2 billion worldwide, for outsourcing information systems operations, processing services and other information technology related business operations, and is expected to increase at an annual growth rate of 10%.

Systems and Services

LanVision's systems employ an open architecture that supports a variety of operating systems, including Microsoft Windows, Windows 95, Windows NT and UNIX. The Company's systems can be configured with various hardware platforms, including INTEL-compatible personal computers, IBM RS/6000 and Hewlett-Packard 9000. The Company's systems include a graphical user interface designed specifically by the Company for physicians and other medical and administrative personnel in hospitals and integrated healthcare networks. The Company's systems operate on multiple imaging platforms, including FileNet and Kofax. The Company's Healthcare Information Access Systems incorporate advanced features, including workflow and security features which allow customers to restrict direct access to confidential patient information, secure patient data from unauthorized indirect access and have audit trail features. Currently, the Company markets, installs and services its core products, ChartVision and AccountVision. A brief description of the Company's products, including products in the final stages of development follows.

ChartVision, is a highly evolved electronic patient record application, that is designed to provide health information when and where it is needed. This software replaces the physical paper medical record with optical imaging/management technology. In addition, it has the ability to image-enable third-party applications as well as accept data from other hospital information systems. Health information traditionally stored on magnetic tape, optical disk, x-ray film, video, audio and microfilm is consolidated into a single point of access with ChartVision.

AccountVision, is a patient financial services application based on document imaging/management and workflow technology. It streamlines all areas of patient financial services by reducing or eliminating the paper being gathered, assembled, and manually routed through the department. AccountVision stores documents on optical and magnetic disk for easy inquiry and retrieval processing. This allows AccountVision to bring billing attachments and documentation to patient financial service representatives when and where they are needed. AccountVision allows automated management of the volumes of information being transmitted electronically, including data from a healthcare facility's registration, billing, managed care systems, etc.

On-Line Chart Completion, an add-on module to ChartVision provides healthcare facilities with automated management of chart deficiencies. Through the integration of medical records workflow processing and imaging technology, On-Line Chart Completion enables the deficiency analyst to identify, assign, review and reassign medical record deficiencies. The clinician can sign documents, annotate and highlight, view the entire record while dictating, attach notes and comments and complete assigned deficiencies. Management can track and report on deficiency progress throughout the enterprise. On-Line Chart Completion also provides standard Joint Commission on the Accreditations of Healthcare Organizations reports and customer-defined reports. Cases can be updated at any time and simultaneous access to the documents eliminates file contention. The automated, flexible workflow processes were designed to be intuitive to the end users, analysts and clinicians. This makes it easy for clinicians to finish their on-line "paper work." Because it is flexible and easy to use, On-Line Chart Completion helps customers increase efficiency immediately. As a result, hospitals and integrated delivery networks can quickly improve cash flow through faster billing, reduced denials and optimized coding.

Enterprisewide Correspondence, an add-on module to ChartVision, helps hospitals and integrated delivery networks quickly and efficiently complete requests for information from various sources. It is an automated, flexible workflow processing and management reporting system. It provides on-line access to all pertinent information. The implementation of a workflow system offers an opportunity to streamline and re-design existing core operational processes. The correspondence analyst's work queue accepts incoming requests that are faxed, scanned (mail), manually created (phone call) or delivered through an interface from another system within the enterprise. Once a request is received by the Enterprisewide Correspondence system, it automatically initiates the workflow process and moves the users through the pre-defined steps necessary to fulfill the request. The actual requested document can also be routed as an attachment and is then available as needed. Requests are tracked and the current status can be viewed on-line. The Enterprisewide Correspondence system has a flexible invoice processing option that can be built into the workflow process, and it produces standard productivity, revenue, summary and ad hoc reports.

OmniVision is a suite of image-enabling and workflow applications that provides physicians, clinicians and other healthcare users with immediate, simultaneous access to any patient information including multimedia and paper-based information, through their existing applications. OmniVision delivers unstructured data and workflow automation to any third-party application while creating a complete historical repository. As a result, OmniVision allows hospitals and integrated delivery systems to consolidate all health information, whether text, document and medical images, sound, or video, into one easily accessible repository. This provides a significant advantage to healthcare organizations that currently rely on manual processes or multiple non-integrated applications to access the complete patient record. OmniVision allows any application across the entire enterprise to be image-enabled, from the host healthcare information system, to human resources, materials management, patient billing, as well as clinical data repositories ("CDR"), computer-based patient record systems, and others. And when the CDR is image-enabled, users can access any piece of information on the same workstation and from the same screen display, including the point of patient care. This means that users can view traditional electronic data and images simultaneously on the same screen without signing in and out of multiple applications. LanVision is currently working with various customers to image-enable their existing information systems using OmniVision including: the "Oacis" clinical data repository system at UCSF Stanford Health Care; the "PHAMIS/IDX" clinical data repository at Grant/Riverside Methodist Hospitals of OhioHealth Corporation, Cerner's "Open Clinical Foundation" at several hospitals and SMS's "Lifetime Clinical Repositary." The Company views the seamless integration of its products with third-party clinical data repository software systems and other applications systems as a key element of the Company's business strategy. To the degree that the Company is successful in image enabling these applications, the Company believes that it will be able to offer its image-enabling systems to other healthcare providers using systems such as Oacis, PHAMIS/IDX, Cerner, SMS, etc.

WebView is currently under development and installed at two beta sites and is expected to be released in the first half of 1998. WebView will provide seamless, easy access to any health information via an Intranet/Internet. With WebView, hospitals and integrated delivery networks will be able to take advantage of the World Wide Web for truly enterprise-wide access. Regardless of where they are located, healthcare users will be able to immediately and simultaneously access any healthcare information across an Intranet/Internet with complete security and audit trail. Using popular Internet browsers, WebView will allow authorized users to query LanVision systems, retrieving, displaying, navigating and printing documents in accordance with appropriate security permissions restrictions. WebView will allow healthcare organizations to establish a private, secure Intranet (a private network that utilizes Internet protocols and technology) and scale to the Internet as appropriate.

The Company continues to focus its research and development efforts to develop new application software and increase the functionality of existing applications. Customer requirements and desires influence the Company's research and development efforts significantly. As a result of the expanded and accelerated development in 1996 and 1997 and the general release of most of the major projects under development, the company intends to reduce its product development budget in fiscal 1998, after the completion of products currently in beta testing.

Product research and development expense was $5,553,778, $1,580,089 and $594,037 in 1997, 1996 and 1995, respectively. The Company capitalized $396,000, $170,000 and $123,307 in 1997, 1996 and 1995, respectively.

Professional Services provided by LanVision complements its systems by offering high quality consulting services, which the Company believes, are critical to attracting new customers and maintaining existing customer satisfaction. These services include implementation and training, project management, business process reengineering and custom software development. The implementation and training services include equipment and software installation, system integration and comprehensive training. The project management services include needs and cost/benefit analysis, hardware and software configuration and business process re-engineering. The custom software development services include interface development, software development and modification services.

Existing Customers

The Company's customers include healthcare providers located throughout the United States. LanVision has implemented or is in the process of implementing one or more of its systems in the following institutions: Albert Einstein Health Network, Philadelphia, PA; Beth Israel Medical Center, New York, NY; Phillips Ambulatory Care Center, New York, NY; Cox Health Systems, Springfield, MO; Holzer Medical Center, Gallipolis, OH; ProMedica Health Systems, Toledo, OH; St. Alexius Medical Center, Bismarck, ND; UCSF Stanford Healthcare, Palo Alto, CA; St. Francis Hospital and Medical Center, Hartford, CT; Summa Health System:
Akron City Hospital, Akron, OH; and St. Thomas Medical Center, Akron, OH; University Hospital, Cincinnati, OH; University of Pittsburgh Medical Center, Pittsburgh, PA; OhioHealth Corporation: Grant/Riverside Methodist Hospitals, Columbus, OH; Children's Medical Center of Dallas, Dallas, TX; The Detroit Medical Center, Troy, MI; Harris Methodist Health, Inc., Fort Worth, TX; Medical College of Georgia, August, GA; Memorial Sloan-Kettering Cancer Center, New York, NY; Providence Health System, Olympia, WA; Highland Park Hospital, Highland Park, IL; and Christiana Care Health Services, New Castle, DE.

In fiscal year 1997, the Children's Medical Center of Dallas, Beth Israel Medical Center, and Memorial Sloan-Kettering Cancer Center, accounted for 13%, 13%, and 12%, respectively of the Company's total revenues. In fiscal year 1996, the University of Pittsburgh Medical Center, Beth Israel Medical Center and University Hospital, Cincinnati, OH, accounted for 21%, 17% and 11%, respectively, of the Company's total revenues. In fiscal year 1995, Beth Israel Medical Center, Albert Einstein Health Network and University Hospital, Cincinnati, OH, accounted for 35%, 19% and 16%, respectively, of the Company's total revenues. The small number of customers and the extended sales cycle have contributed to variability in quarterly and annual operating results. The Company expects that as its customer base continues to increase, the actions of any one customer will have less of an effect on its quarterly and annual operating results.

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

At January 31, 1998 and January 31, 1997, the Company's customers (excluding customers of the Virtual Healthware Services division) had entered into master agreements for systems and services (excluding maintenance) which had not yet been delivered, installed and accepted which, if fully performed, would generate sales of approximately $8,000,000 and $6,600,000, respectively, and are currently expected to be performed over the next two to three years. In addition, the Company anticipates approximately $7,600,000 in transaction-based fee revenues for the new Virtual Healthware Services division's two clients over the initial three years of their contracts. Because implementation and service bureau fees are dependent upon the customer's schedule and usage, the Company is unable to predict accurately the amount of revenues in future periods.

The Company's master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance services on a monthly, quarterly or annual basis. Maintenance revenues for fiscal years 1997 and 1996 and 1995 were approximately $2,151,000, $1,186,000 and $906,000, respectively.

The commencement of revenue recognition varies depending on the size and complexity of the system, the implementation schedule requested by the customer and usage by customers of the VHS service bureau operations. Therefore, LanVision is unable to accurately predict the revenue it expects to achieve in any particular period. The Company's master agreements generally provide that the customer may terminate its agreement upon a material breach by the Company, may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of a master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company's business, financial condition and results of operations.

Royalties

The Company incorporates software licensed from various vendors into its proprietary software. In addition, third party, standalone software is required to operate the Company's proprietary software. The Company licenses those software products, and pays the required royalties and/or license fees as their software is delivered to LanVision customers.

The Company has agreed with several other customers that with regard to specific customized software and, in one instance, certain derivatives thereof, the Company will pay a specified royalty to the original customer each time the Company provides the same software to another customer. As of the date hereof, the Company has paid no royalties under these agreements.

Year 2000 Compliance

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's internal use computer programs and its software products that are data sensitive may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

Based on a preliminary assessment, the Company has determined that it will be required to modify or replace some of its internal use software as well as modify certain existing products so that the software will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that with modifications to these products and conversions to new internal use software, the Year 2000 issue will not pose significant operational problems for the Company or its customers. However, if such modifications and conversions are not made, or not completed timely, the Year 2000 issue could have a material impact on the Company and its customers. The Company has warranted, to certain customers, that its products will be Year 2000 compliant.

The Company has initiated formal communication with its vendors to determine the extent to which the Company's software products are vulnerable to those third parties' failure to correct their own Year 2000 issues. Generally, software provided by third parties and included in the Company's systems is developed by leading software suppliers with Year 2000 programs underway. There can be no guarantee that the software of other companies, on which the Company's systems rely, will be timely converted. However, management believes the Company has alternative courses of action designed to ensure internal and customer operations are not materially affected in an adverse manner.

The Company will utilize both internal and external resources to reprogram, or replace and test its software products for the Year 2000 modifications. The Company anticipates completing the Year 2000 project as soon as practical but not later than January 1, 1999, which is prior to any anticipated impact. The total cost of the Year 2000 project has currently not been determined, but will be funded through existing cash resources and future operating cash flows. The requirements for the correction of Year 2000 issues and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and collect all relevant computer codes and similar uncertainties.

Sales and Marketing

At January 31, 1998, the sales and marketing force consisted of twelve commissioned sales personnel and eighteen personnel in pre-sales support and marketing. The sales force is involved in direct sales opportunities and supports the Company's indirect sales activities through remarketing partners as necessary.

Throughout 1996 and 1997, the Company experienced extended sales cycles which adversely affected revenues. It is common for sales cycles to take from six to eighteen months. The sales cycle consists of several steps, which include initial contact and lead qualification, response to requests for proposals, analysis of business requirements, site visits, preparation of final bid and agreement negotiations. Members of the Company's product development, client services and client support departments assist the Company's direct sales force in making presentations to, and preparing comprehensive proposals for potential customers. To support the Company's sales efforts, the Company conducts a variety of programs intended to market and position its product line and services. These programs include trade journal advertising, public relations activities and trade show participation.

In March 1996, as an initial step in the Company's strategy to expand its sales, marketing and distribution channels, the Company entered into a Marketing Agreement with Lanier Worldwide, Inc. ("Lanier"), a wholly owned subsidiary of Harris Corporation. LanVision granted to Lanier the non-exclusive right to market and distribute ChartVision, AccountVision, On-Line Chart Completion and related applications throughout North America until March 31, 1998. The original agreement has expired. However, Lanier and LanVision are negotiating a new agreement that takes into consideration the licensing rights granted by the Company to SMS (see below). Through January 31, 1998, Lanier has licensed the Company's products to two customers.

In 1997, the Company entered into Cooperative Marketing or Referral Agreements with 3M Health Information Systems, Daou Systems, Inc, Synthesys Technologies, Inc., Care Data Systems, Standard Register Corporation and Olicon Imaging Systems, Inc. Typically, the terms of the agreement provide for LanVision and its partner to engage in cross marketing activities and pay or earn commissions on sales resulting from a qualified lead. To date, these arrangements have not resulted in significant revenue to the Company. However, LanVision intends to continue to cultivate these relationships, and management believes these relationships will yield improved results as the healthcare imaging/document management market grows.

In February 1998, LanVision and Shared Medical Systems Corporation ("SMS") signed a five-year Reseller Agreement. Under this agreement, SMS was granted an exclusive worldwide license to distribute ChartVision, On-Line Chart Completion and Enterprisewide Correspondence to the SMS customer base and prospect base, as defined in the agreement, and a non-exclusive license to distribute all other LanVision products. If SMS distributes any other electronic medical record product competing with LanVision's products, the Company may terminate the SMS agreement. SMS has the right to sub-license LanVision's proprietary (and third-party) software in exchange for royalty payments. SMS has the option to purchase hardware, professional services and support from LanVision. Both companies intend to pursue joint product integration and marketing applications.

SMS is a worldwide leader in providing comprehensive healthcare solutions to over 3,500 healthcare organizations throughout North American and Europe. Over the last 29 years, SMS has established an excellent reputation and enjoys very good relationships with its customers. Based upon SMS's reputation and strong relationships within its customer base, LanVision management believes SMS will be able to distribute LanVision's products in shorter sales cycles than the Company's sales force has encountered in recent years. Additionally, LanVision believes the endorsement of the Company's products by SMS will aid the Company's direct sales efforts.

LanVision intends to continue to expand alternative channels of distribution and increase LanVision's support of these third-party distributors.

Competition

Several companies historically have dominated the Healthcare Information Access Systems market. The industry is currently undergoing consolidation and realignment as companies position themselves to compete more effectively. Strategic alliances between vendors of Healthcare Information Access Systems and vendors of other healthcare systems are increasing. Barriers to entry to this market include technological and application sophistication, the ability to offer a proven product, a well-established customer base and distribution channels, brand recognition, the ability to operate on a variety of operating systems and hardware platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities. The Company believes that these barriers taken together represent a moderate to high level barrier to entry. Foreign competition has not been a significant factor in the market to date.

The Company's competitors include Healthcare Information Access Systems vendors that are larger and more established and have substantially more resources than the Company. In addition, information and document management companies serving other industries may enter the healthcare information systems market. Suppliers and companies with whom LanVision may establish strategic alliances may also compete with LanVision. Such companies and vendors may either individually, or by forming alliances excluding LanVision, place bids for large agreements in competition with LanVision. A decision on the part of any of these competitors to focus additional resources in the image-enabling and other markets addressed by LanVision could have a material adverse effect on LanVision.

LanVision believes that the principal competitive factors in its market are customer recommendations and references, company reputation, system reliability, system features (including ease of use), technological advancements, customer service and support, the effectiveness of marketing and sales efforts, price and the size and perceived financial stability of the vendor. In addition, LanVision believes that the speed with which companies in its market can anticipate the evolving healthcare industry structure and identify unmet needs are important competitive factors. There can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors.

LanVision believes that its principal competitors are: American Management Systems, Incorporated; IMNET Systems, Inc.; MedPlus, Inc. and the INTELUS division of the SunGard Healthcare Information Systems Group of SunGard Data Systems, Inc.

Employees

As of March 31, 1998, LanVision had 124 full-time employees. In addition, the Company utilizes 45 independent contractors to supplement its staff, as needed. None of the Company's employees are represented by a labor union or subject to a collective bargaining agreement. LanVision has never experienced a work stoppage and believes that its employee relations are good.

Liquidity and Capital Resources

Since its inception in 1989, LanVision has funded its operations, working capital needs and capital expenditures primarily from a combination of cash generated by revenues from operations, borrowings, a private placement of convertible redeemable preferred stock and an initial public offering which raised approximately $34,000,000, net of the underwriting discount and expenses, through the issuance of 2,912,500 shares of common stock on April 18, 1996.

The Company's customers typically have been well-established hospitals or medical facilities with good credit histories, and payments have been received within normal time frames for the industry. Agreements with customers often involve significant amounts, and contract terms typically require customers to make progress payments.

The Company has no significant obligations for capital resources, other than noncancelable operating leases in the total amount of $2,694,884, payable over the next six years. However, the VHS service bureau operation will need to acquire additional software and equipment as VHS adds additional hospitals and clinics to its customer base. The centralized data center has been originally configured to serve approximately fifty hospitals, with significant expansion capabilities. However, for each customer, VHS establishes one or more onsite document capture centers and provides the equipment. Each document capture center is expected to require at least $125,000 of equipment. Also, because VHS charges for its services on a per transaction basis, LanVision's cash flow for capital and operating expenses will normally be greater than cash inflows until customers begin to use the system at anticipated normal volumes for a period of time.

In March, 1997, the Company's Board of Directors authorized management, at its discretion, to repurchase shares of the Company's common stock of up to $1,000,000 in value on the open market. To date, the Company has acquired 90,500 shares at a cost of $430,188.

Over the last two years, the Company's revenues have been less than the Company's internal plan. However, during the same time period, the Company has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses as the Company expanded its operations in anticipation of significant revenue growth. This has resulted in significant net cash outlays over the last two years. Currently, management intends to continue to maintain its operations at an expenditure level similar to fiscal 1997, and may expand operations in connection with increased revenue opportunities. Accordingly, to achieve profitability, and positive cash flow, it is necessary for the Company to increase revenues. Management believes that market opportunities are such that the Company should be able to significantly increase its revenues. However, there can be no assurance the Company will be successful in increasing its revenues. At January 31, 1998, the Company had cash and investments of $11,052,047. Investments consist primarily of U.S. Government obligations with maturities ranging from one month to thirty months. During 1998, management intends to secure borrowings or other equity financing to help finance its operating and previous and anticipated capital expenditures. Management believes existing cash balances and investment securities, anticipated borrowings or other equity financing and revenues from operations will be sufficient to meet its liquidity and capital spending requirements. However, in the event revenues do not increase or financing is not secured, management has the ability to reduce or defer operating and capital expenditures.

To date, inflation has not had a material impact on the Company's revenues or income.


ITEM 2.  PROPERTIES

The Company's principle administrative and sales offices are located at One Financial Way, Suite 400, Cincinnati, Ohio 45242-5859. The offices consist of approximately 15,300 square feet of space under a lease that expires in August, 2001. The rental expense for these offices approximates $400,000 annually.

The Company also leases office space for a portion of its software engineering and research and development operations at 5481 Creek Road, Cincinnati, Ohio 45242-4001. The offices consist of approximately 15,000 square feet of space under a lease that expires in April, 2000. The rental expense for these offices approximates $112,000 annually.

The Company also leases office space for a portion of its software engineering and research and development operations at 5970 Fairview Road, Suite 700, Charlotte, North Carolina 28210-3167. The offices consist of approximately 3,800 square feet of space under a lease that expires in September, 1999. The rental expense for these offices approximates $135,000 annually.

The Company also leases office space for its VHS Data Center at 4700 Duke Drive, Suite 170, Mason, OH 45040-9374. The offices consist of approximately 9,200 square feet of office space and data center under a lease that expires in June, 2003. The rental expense for these facilities approximates $108,000 annually.

The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of the Company's operations.

ITEM 3.   LEGAL PROCEEDINGS

The Company may be subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims can not be predicted with certainty at this time, management is not aware of any legal matters that will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by the Executive Officers of the Company on April 27, 1998 are:

                                                                                                  Elected to
            Name                Age                        Position(1)                       Present Position(2)
            ----                ---                        -----------                       -------------------
J. Brian Patsy                  47     Chairman of the Board, President,
                                       Chief Executive Officer, and Director                         1989
Eric S. Lombardo                45     Executive Vice President, Director, and                       1989
                                       President of the  VHS Division
Robert F. Golden                43     Vice President and
                                       Chief Technology Officer                                      1996
Alan J. Hartman                 45     Vice President, General Counsel and
                                       Corporate Secretary                                           1996
Thomas E. Perazzo               44     Chief Operating Officer,
                                       Chief Financial Officer, and Treasurer                        1997

(1) All current officers of the Company hold office until their successors are elected and qualified or until any removal or resignation. Officers of the Company are elected by the Board of Directors and serve at the discretion of the Board. For purposes of the descriptions of the background of the Company's Executive Officers, the term "Company" refers to both LanVision Systems, Inc. and its predecessor LanVision, Inc."

(2)    Represents date of election to Registrant or its predecessor.

         J. Brian Patsy is a co-founder of the Company and has served as the President, and a Director since the Company's inception in October, 1989. Mr. Patsy was appointed Chairman of the Board and Chief Executive Officer in March, 1996. Mr. Patsy has over 25 years of experience in the information technology industry.

         Eric S. Lombardo is a co-founder of the Company, has served as a Director since the Company's inception and as Executive Vice President of the Company since May, 1990. Mr. Lombardo has over 23 years of experience in the information technology industry.

         Robert F. Golden joined the Company in February, 1996 as Chief Technology Officer. From February, 1995 until he joined the Company, Mr. Golden served as a consultant to the Company, responsible for new product development. From 1992 to 1994, Mr. Golden served as

Vice President and General Manager of Charm Bioengineering, Inc., a biotechnology immunoassay manufacturer.

         Alan J. Hartman joined the Company in June, 1996 as General Counsel. In 1997, he also became Corporate Secretary. From 1983 until he joined the Company, Mr. Hartman served in various capacities, including General Counsel, of Cincom Systems, Inc., an international software development and marketing company.

         Thomas E. Perazzo joined the Company in January, 1996 as Chief Financial Officer. In September 1997, he assumed the additional responsibility of Chief Operating Officer. From 1993 until he joined the Company, Mr. Perazzo served as Controller or Chief Financial Officer of Cincom Systems, Inc., an international software development and marketing company. Prior to 1992, Mr. Perazzo was a partner of KPMG Peat Marwick LLP, in Cincinnati, Ohio. Mr. Perazzo is a Certified Public Accountant (inactive).

All Executive Officers currently have employment agreements with the Company that generally provide annual salaries, minimum bonuses, discretionary bonuses, stock incentive provisions and severance arrangements.

There are no family relationships between any Director or Executive Officers and any other Director or Executive Officers of the Registrant.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock trades on The Nasdaq Stock Market's National Market under the symbol LANV. The table below sets forth the high and low sales prices for LanVision Systems, Inc. Common Stock for each of the quarters indicated since the Company's initial public offering on April 18, 1996, as reported by The Nasdaq Stock Market, Inc.

                                      Fiscal Year 1996                                         High            Low
                                      ----------------                                         ----            ---
        1st Quarter (April 18, 1996 through April 30, 1996)                                   $18.75          $14.50
        2nd Quarter (May 1, 1996 through July 31, 1996)                                        18.75            8.50
        3rd Quarter (August 1, 1996 through October 31, 1996)                                  14.50            7.75
        4th Quarter (November 1, 1996 through January 31, 1997)                                 9.00            6.25

                                      Fiscal Year 1997                                         High            Low
                                      ----------------                                         ----            ---

        1st Quarter (February 1, 1997 through April 30, 1997)                                 $ 8.00          $ 3.37
        2nd Quarter (May 1, 1997 through July 31, 1997)                                         6.75            4.50
        3rd Quarter (August 1, 1997 through October 31, 1997)                                   8.00            4.62
        4th Quarter (November 1, 1997 through January 31, 1998)                                 6.75            4.25

The market price of the Company's Common Stock has fluctuated significantly since the initial public offering in April, 1996. The market price of the Common Stock could be subject to significant fluctuations based on factors such as announcements of new products or customers by the Company or its competitors, quarterly fluctuations in the Company's financial results or other competitors' financial results, changes in analysts' estimates of the Company's financial performance, general conditions in the healthcare imaging industry as well as conditions in the financial markets. In addition, the stock market in general has experienced extreme price and volume fluctuations which have particularly affected the market price of many high technology companies and which have been often unrelated to the operating performance of a specific company. Many technology companies, including the Company, have recently experienced fluctuations in the market price of their equity securities. There can be no assurance that the market price of the Common Stock will decline, or otherwise continue to experience significant fluctuations in the future.

According to the transfer agent records, the Company has 118 stockholders of record as of April 21, 1998. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to determine with complete accuracy the total number of stockholders represented by these record holders. The Company estimates that it has approximately 2,900 stockholders.

The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

(b) Use Of Proceeds from Public Offering

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

      (4)  The Securities Registered were - Common Stock, $.01 Par Value.

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

                  Underwriting Discount and Commission                               $2,651,353
                  Finders Fees                                                             -
                  Expenses paid to or for Underwriters                                     -
                  Other Expenses, Estimated at                                       $  906,365

      (7) Net offering proceeds to the Registrant after total expenses above $34,304,782.

      (8) From the effective date of the Registration Statement through the end of the annual period of this Form 10-K, the Registrant made direct or indirect payments to "others" in the amounts listed below. No payments direct or indirect were made to Directors, Officers, General Partners, or Affiliates of the Registrant.

                  Construction of plant, building and facilities                    $      -
                  Purchase and installation of machinery and equipment              $ 6,113,658
                  Purchase of real estate                                           $      -
                  Acquisition of other business(es) - purchase of in
                    process research and development                                $   400,000
                  Repayment of indebtedness                                         $ 1,110,266
                  Working capital                                                   $   762,060 *
                  Expanded Staff, facilities, advertising, and
                    software development                                            $17,299,887 *
                  Repurchase of treasury stock                                      $   430,188
                  Temporary investment in U.S. Treasury Securities                  $ 8,188,723

                  *Represents estimates.


ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended January 31, 1998. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes incorporated herein by reference elsewhere in this Annual Report on Form 10-K report.

                                                                         Fiscal Year(1)
                                          ------------------------------------------------------------------------------
                                                1997            1996            1995           1994            1993
                                                ----            ----            ----           ----            ----
(in thousands, except per share data)
Total revenues                            $     8,676    $     10,310    $      5,019    $     2,412     $     3,250
Total operating expenses                       22,493          16,271           5,324          3,105           3,138
Operating income (loss)                       (13,818)         (5,961)           (306)          (693)            112
Net income (loss)                             (12,669)         (4,669)           (326)          (572)             73
Basic net income (loss) per share of
  common stock                                  (1.44)           (.56)          (.05)           (.09)            .01
Diluted net income (loss) per share of
  of common stock                               (1.44)           (.56)          (.05)           (.09)            .01
Total assets                                   22,200          33,300           3,046          1,518             769
Convertible redeemable
  preferred stock                                   -               -             850            850               -
Total stockholders' equity (deficit)           16,816          29,921            (646)          (319)            253
Weighted average shares outstanding             8,827           8,284           6,190          6,190           6,223
Cash dividends declared                             -               -               -              -               -

(1) All references to a fiscal year refer to the fiscal year of the Company commencing February 1 of that calendar year and ending on January 31 of the following year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information regarding Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations as required by Item 303 of Regulation S-K is incorporated herein by reference from pages 8 through 13 of the Company's 1997 Annual Report to Stockholders appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its cash balances, in excess of its current needs, in U.S. Government Securities. The Company does not invest for the purposes of trading in securities, however, the portfolio is managed and invested for maximum return on the investment. The marketable securities at January 31, 1998, which are recorded at a fair value of $8,909,166 and include unrealized gains of $75,203, have exposure to price risk. This risk is estimated, absent any economic justification for the selection of a different amount, as the potential loss in fair value resulting from a hypothetical 10% adverse change in price quoted by dealers and amounts to $890,916. Actual results may differ.

The fair market values of investment securities are based on the quoted market prices at the reporting date for those investments. The estimated fair market value of investment securities by contractual maturity at January 31, 1998 is as follows: $5,074,258 in 1998, $3,334,988 in 1999, and $499,920 in 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Financial Statements are incorporated herein by reference from pages 15 through 25 of the Company's 1997 Annual Report to Stockholders. The supplementary quarterly financial information regarding the Company as required by Item 302 of Regulation S-K is incorporated herein by reference from page 25 of the Company's 1997 Annual Report to Stockholders appearing under the caption "Quarterly Results of Operations (Unaudited)".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No change in the Company's auditors has taken place within the twenty-four months prior to, or in any period subsequent to the Company's January 31, 1998 Financial Statements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding Directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 27, 1998 from the information appearing under the caption "Election of Directors" and "Stock Ownership by Certain Beneficial Owners and Management." Certain information regarding the Company's Executive Officers is set forth in Part I, Item 4 of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information regarding Executive Compensation required by Item 402 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 27, 1998 from the information appearing under the caption "Executive Compensation", except that the information required by Item 402 (k) and (l) of Regulation S-K which appears within such caption under the subheading "Compensation Committee Report" and the caption "Stock Performance Graph" and set forth in the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 27, 1998 is specifically not incorporated herein by reference into this Form 10-K or into any other filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding Security Ownership of the Company's Common Stock by certain beneficial owners and management required by Item 403 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 27, 1998 from the information appearing under the caption "Stock Ownership by Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions required by Item 404 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 27, 1998 from the information appearing under the caption "Certain Relationships and related Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Company included in the Company's 1997 Annual Report to Stockholders are incorporated herein by reference from pages 15 through 25 of the Annual Report. Reference is also made to Item 8 of this Form 10-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets at January 31, 1998 and 1997

Consolidated Statements of Operations for the three years ended January 31, 1998

Consolidated Statements of Cash Flows for the three years ended January 31, 1998

Consolidated Statements of Changes in Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit) for the three years ended January 31, 1998

Notes to Financial Statements

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

The Report of Independent Auditors on the Financial Statement Schedule of LanVision Systems, Inc. is included in Exhibit 23.1 of this Form 10-K.

EXHIBITS


   Exhibit No.                                              Description of Exhibit
   -----------                                              ----------------------
       3.1                Certificate of Incorporation of LanVision Systems, Inc.
       3.2                Bylaws of LanVision Systems, Inc.
       3.3                Certificate of the Designations, Powers, Preferences
                          and Rights of the Convertible Preferred Stock (Par
                          Value $.01 Per Share) of LanVision Systems, Inc.
       4.1                Specimen Common Stock Certificate of LanVision Systems, Inc.
       4.2                Specimen Preferred Stock Certificate of LanVision Systems, Inc.
      10.1           #    LanVision Systems, Inc. 1996 Employee Stock Option Plan
      10.2(a)        #    LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan
      10.2(b)        #    First Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors
                          Stock Option Plan
      10.3           #    LanVision Systems, Inc. 1996 Employee Stock Purchase Plan
      10.4           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and J. Brian Patsy
                          effective January 1, 1996
      10.5           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Eric S. Lombardo
                          effective January 1, 1996
      10.6           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Robert F. Golden
                          effective February 1, 1996
      10.7           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Thomas E. Perazzo
                          effective January 30, 1996
      10.8           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Alan J. Hartman,
                          effective June 1, 1996
      10.9           #    Stock Purchase and Shareholder Agreement among LanVision, Inc.,
                          Blue Chip Capital Fund Limited Partnership, J. Brian Patsy and
                          Eric s. Lombardo dated December 1, 1994
      10.10          #    Amendment No. 1 to Stock Purchase and Shareholder Agreement among Blue Chip Capital Fund
                          Limited Partnership, LanVision, Inc., J. Brian Patsy, Eric S. Lombardo and LanVision
                          Systems, Inc. dated February 8, 1996
      10.11               Consent by Blue Chip Capital Fund Limited Partnership dated
                          February 8, 1996
      10.12(a)            Lease for office space between Duke Realty Limited Partnership and LanVision, Inc., dated
                          May 7, 1996
      10.12(b)            First amendment to office lease with Duke Realty Limited Partnership and LanVision, Inc., dated July 12, 1996

      10.12(c)            Second amendment to office lease with Duke Realty Limited Partnership and LanVision, Inc., dated February 25, 1997
      10.12(d)            Third amendment to office lease with Duke Realty Limited Partnership and LanVision, Inc., dated September 23, 1997
      10.12(e)            Fourth amendment to office lease with Duke Realty Limited Partnership and LanVision, Inc., dated January 16, 1998
      10.13(a)            Lease for office space between Green Realty Corporation and LanVision, Inc., dated April
                          7, 1997
      10.13(b)            First amendment to lease between Green Realty Corporation and LanVision, Inc., dated June
                          6, 1997
      10.14(a)            Lease for office space between Fairview Plaza Associates Limited Partnership and
                          LanVision, Inc., dated February 26, 1996
      10.14(b)            First amendment to lease between Fairview Plaza Associates Limited Partnership, Lessor and
                          LanVision, Inc., Lessee, dated August 12, 1996
      10.14(c)            Second amendment to lease between Fairview Plaza Associates Limited Partnership and
                          LanVision, Inc., dated May 21, 1997
      10.15(a)            Lease for office space between Duke Realty Limited Partnership and LanVision, Inc., dated
                          September 23, 1997
      10.15(b)            First amendment to office lease between Duke Realty Limited Partnership and LanVision,
                          Inc., dated January 16, 1998
      10.16               Marketing Agreement between Lanier Worldwide, Inc. and LanVision, Inc.
                          effective March 1, 1996
      10.17               Marketing Agreement between Shared Medical Systems Corporation and LanVision Systems, Inc.
                          and LanVision, Inc. entered into on February 21, 1998
      10.18               Form of Indemnification Agreement for all directors and officers
      11.1                Statement Regarding Computation of Per Share Earnings
      13.1                Annual Report to Stockholders
      21.1                Subsidiaries of the Registrant
      23.1                Consent of Independent Auditors
      27.1                Financial Data Schedule

#     Management Contracts and Compensatory Arrangements

REPORTS ON FORM 8-K

During the fourth quarter of fiscal 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LANVISION SYSTEMS, INC.

DATE: April 27, 1998                         By: /s/ J. BRIAN PATSY
      --------------                            --------------------
                                                 J. Brian Patsy
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ J. Brian Patsy                           Chief Executive Officer                              April 27, 1998
-------------------------------------------- and Director
J. Brian Patsy


/s/ Eric S. Lombardo                         Director                                             April 27, 1998
--------------------------------------------
Eric S. Lombardo


/s/ George E. Castrucci                      Director                                             April 27, 1998
--------------------------------------------
George E. Castrucci


/s/ Z. David Patterson                       Director                                             April 27, 1998
--------------------------------------------
Z. David Patterson


/s/ Thomas E. Perazzo                                                                             April 27, 1998
--------------------------------------------
Thomas E. Perazzo                            Chief Financial Officer
                                             and Chief Accounting Officer

Schedule II   Valuation and Qualifying Accounts and Reserves

                             LanVision Systems, Inc.
                   for the three years ended January 31, 1998

                                                             Additions
                                                    -----------------------------
       (in thousands)              Balance at        Charged to       Charged to
                                   Beginning           costs            Other                          Balance at
         Description               of Period        and Expenses       Accounts      Deductions       End of Period
         -----------               ---------        ------------       --------      ----------       -------------
Year ended January 31, 1998:
  Allowance for doubtful       $       205      $         60      $         -     $         -             265
   accounts
  Warranty reserve                     164               135                -              34             265

Year ended January 31, 1997:
  Allowance for doubtful                75               130                -               -             205
   accounts
  Warranty reserve                      75                95                -               6             164

Year ended January 31, 1996:
  Allowance for doubtful                75                 -                -               -              75
   accounts
  Warranty reserve                      75                 -                -               -              75

                                INDEX TO EXHIBITS

EXHIBITS

                                                                                                                         Sequential
   Exhibit No.                                              Description of Exhibit                                        Page No.
   -----------                                              ----------------------                                        --------
       3.1                Certificate of Incorporation of LanVision Systems, Inc.                                           *(1)
       3.2                Bylaws of LanVision Systems, Inc.                                                                 *(1)
       3.3                Certificate of the Designations, Powers, Preferences and Rights of the Convertible
                          Preferred Stock (Par Value $.01 Per Share) of LanVision Systems, Inc.
                                                                                                                            *(1)
       4.1                Specimen Common Stock Certificate of LanVision Systems, Inc.                                      *(1)
       4.2                Specimen Preferred Stock Certificate of LanVision Systems, Inc.                                   *(1)
      10.1           #    LanVision Systems, Inc. 1996 Employee Stock Option Plan                                           *(1)
      10.2(a)        #    LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan                             *(1)
      10.2(b)        #    First Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors
                          Stock Option Plan                                                                                 *(2)
      10.3           #    LanVision Systems, Inc. 1996 Employee Stock Purchase Plan                                         *(1)
      10.4           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and J. Brian Patsy
                          effective January 1, 1996                                                                         *(1)
      10.5           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Eric S. Lombardo
                          effective January 1, 1996                                                                         *(1)
      10.6           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Robert F. Golden
                          effective February 1, 1996                                                                        *(1)
      10.7           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Thomas E. Perazzo
                          effective January 30, 1996                                                                        *(1)
      10.8           #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Alan J. Hartman,
                          effective June 1, 1996                                                                            *(5)
      10.9           #    Stock Purchase and Shareholder Agreement among LanVision, Inc.,
                          Blue Chip Capital Fund Limited Partnership, J. Brian Patsy and
                          Eric s. Lombardo dated December 1, 1994                                                           *(1)
      10.10          #    Amendment No. 1 to Stock Purchase and Shareholder Agreement among Blue Chip Capital Fund
                          Limited Partnership, LanVision, Inc., J. Brian Patsy, Eric S. Lombardo and LanVision
                          Systems, Inc. dated February 8, 1996                                                              *(1)
      10.11               Consent by Blue Chip Capital Fund Limited Partnership dated
                          February 8, 1996                                                                                  *(1)
      10.12(a)            Lease for office space between Duke Realty Limited Partnership and LanVision, Inc., dated
                          May 7, 1996                                                                                       *(3)
      10.12(b)            First amendment to office lease with Duke Realty Limited Partnership and LanVision, Inc.,
                          dated July 12, 1996                                                                               *(4)

      10.12(c)            Second amendment to office lease with Duke Realty Limited Partnership and LanVision, Inc.,
                          dated February 25, 1997                                                                           *(6)
      10.12(d)            Third amendment to office lease with Duke Realty Limited Partnership and LanVision, Inc.,
                          dated September 23, 1997                                                                         *(12)
      10.12(e)            Fourth amendment to office lease with Duke Realty Limited Partnership and LanVision, Inc.,
                          dated January 16, 1998                                                                          Page 34
      10.13(a)            Lease for office space between Green Realty Corporation and LanVision, Inc., dated April
                          7, 1997                                                                                           *(7)
      10.13(b)            First amendment to lease between Green Realty Corporation and LanVision, Inc., dated June
                          6, 1997                                                                                           *(9)
      10.14(a)            Lease for office space between Fairview Plaza Associates Limited Partnership and
                          LanVision, Inc., dated February 26, 1996                                                          *(1)
      10.14(b)            First amendment to lease between Fairview Plaza Associates Limited Partnership, Lessor and
                          LanVision, Inc., Lessee, dated August 12, 1996                                                    *(8)
      10.14(c)            Second amendment to lease between Fairview Plaza Associates Limited Partnership and
                          LanVision, Inc., dated May 21, 1997                                                              *(10)
      10.15(a)            Lease for office space between Duke Realty Limited Partnership and LanVision, Inc., dated
                          September 23, 1997                                                                               *(11)
      10.15(b)            First amendment to office lease between Duke Realty Limited Partnership and LanVision,
                          Inc., dated January 16, 1998                                                                    Page 41
      10.16               Marketing Agreement between Lanier Worldwide, Inc. and LanVision, Inc.
                          effective March 1, 1996                                                                           *(1)
      10.17               Marketing Agreement between Shared Medical Systems Corporation and LanVision Systems, Inc.
                          and LanVision, Inc. entered into on February 21, 1998
                                                                                                                         Page 47 **
      10.18               Form of Indemnification Agreement for all directors and officers                                  *(1)
      11.1                Statement Regarding Computation of Per Share Earnings                                           Page 94
      13.1                Annual Report to Stockholders                                                                   Page 95
      21.1                Subsidiaries of the Registrant                                                                  Page 126
      23.1                Consent of Independent Auditors                                                                 Page 126
      27.1                Financial Data Schedule                                                                         Page 128

----------

*     Incorporated by reference from document indicated below.
** The Company has applied for Confidential Treatment of portions of this agreement with the Securities and Exchange Commission
#     Management Contracts and Compensatory Arrangements.


(1) Previously filed with the Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

(2) Previously filed with the Commission and incorporated herein by reference from Exhibit 4.1(b) of, the Registrant's Registration Statement on Form S-8, file number 333-20765, as filed with the Commission on January 31, 1997.
(3) Previously filed with the Commission as Exhibit 10 of the Registrant's Form 10-Q for the quarter ended April 30, 1996, as filed with the Commission on June 12, 1996.
(4) Previously filed with the Commission as Exhibit 10 of the Registrant's Form 10-Q for the quarter ended July 31, 1996, as filed with the Commission on September 4, 1996.
(5) Previously filed with the Commission as Exhibit 10.8 of the Registrant's Form 10-K for the fiscal year ended January 31, 1997, as filed with the Commission on April 29, 1997.
(6) Previously filed with the Commission as Exhibit 10.12(c) of the Registrant's Form 10-K for the fiscal year ended January 31, 1997, as filed with the Commission on April 29, 1997.
(7) Previously filed with the Commission as Exhibit 10.13 of the Registrant's Form 10-K for the fiscal year ended January 31, 1997, as filed with the Commission on April 29, 1997.
(8) Previously filed with the Commission as Exhibit 10.14(b) of the Registrant's Form 10-K for the fiscal year ending January 31, 1997, as filed with the Commission on April 29, 1997.
(9) Previously filed with the Commission as Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended July 31, 1997, as filed with the Commission on September 10, 1997.
(10) Previously filed with the Commission as Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended July 31, 1997, as filed with the Commission on September 10, 1997.
(11) Previously filed with the Commission as Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended October 31, 1997, as filed with the Commission on December 10, 1997.
(12) Previously filed with the Commission as Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended October 31, 1997, as filed with the Commission on December 10, 1997.