Form 10-Q
period 1998-04-30
LANVISION SYSTEMS INC
filed 1998-06-09
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998
                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of June 5, 1998: 8,806,000.

         This report consists of 24 pages, and the Exhibit Index appears on page 21.

                                TABLE OF CONTENTS




                                                                                                       Page
                                                                                                       ----

Part I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets at April 30, 1998 and January 31, 1998 . . . . . . . . . .  3

       Condensed Consolidated Statements of Operations for the three months ended
           April 30,  1998 and 1997.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

       Condensed Consolidated Statements of Cash Flows for the three months ended
           April  30,  1998  and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

       Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .  7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . 17

Part II.   OTHER INFORMATION

Item 1.    Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 2.    Changes in Securities  and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . .19

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

PART I.       FINANCIAL INFORMATION
Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets


                                                                 (Unaudited)      (Audited)
                                                                   April 30,      January 31,
                                                                     1998            1998
                                                               ------------      -----------
Current assets:
    Cash and cash equivalents                                  $  1,599,979        2,142,881
    Investment securities                                           313,729        5,074,258
    Accounts receivable, net of allowance for doubtful
        accounts of $280,000 and $265,000, respectively           3,329,023        2,992,987
    Unbilled receivables                                          1,786,325        1,135,365
    Other                                                         1,105,089        1,179,603
                                                               ------------      -----------
          Total current assets                                    8,134,145       12,525,094

Property and equipment:
    Computer equipment                                            4,291,483        3,876,962
    Computer software                                               517,549          487,841
    Office furniture, fixtures and equipment                      1,491,010        1,424,036
    Leasehold improvements                                          997,141          931,020
                                                               ------------      -----------
                                                                  7,297,183        6,719,859
    Accumulated depreciation and amortization                    (1,990,825)      (1,563,202)
                                                               ------------      -----------
                                                                  5,306,358        5,156,657
Investment securities                                             4,445,492        3,834,908
Capitalized software development costs, net of accumulated
  amortization of $711,896 and $661,896, respectively               661,034          612,033
Other                                                                84,894           71,430
                                                               ------------      -----------
                                                               $ 18,631,923       22,200,122
                                                               ============      ===========






See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      Liabilities and Stockholders' Equity

                                                                      (Unaudited)               (Audited)
                                                                       April 30,               January 31,
                                                                         1998                     1998
                                                                      ----------               ------------
Current liabilities:
  Accounts payable                                                    $  1,159,541             $  1,631,941
  Accrued compensation                                                     973,437                  943,221
  Accrued other expenses                                                 1,784,049                1,746,883
  Deferred revenues                                                      1,076,224                1,061,996
                                                                      ------------             ------------
        Total current liabilities                                        4,993,251                5,384,041

Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                                  -                        -

Stockholders' equity:
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 8,896,500 shares issued                                     88,965                   88,965
  Capital in excess of par value                                        35,110,817               35,110,817
  Treasury stock, at cost, 90,500 shares                                  (430,188)                (430,188)
  Accumulated other comprehensive income                                    33,878                   75,203
  Accumulated (deficit)                                                (21,164,800)             (18,028,716)
                                                                      ------------             ------------
        Total stockholders' equity                                      13,638,672               16,816,081
                                                                      ============             ============
                                                                      $ 18,631,923             $ 22,200,122
                                                                      ============             ============





See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three Months Ended April 30,

                                   (Unaudited)


                                                                Three Months Ended
                                                              -----------------------

                                                              1998              1997
                                                              ----              ----
Revenues:
    Systems sales                                          $ 2,106,930      $ 1,170,561
    Service, maintenance and support                         1,435,600          942,632
    Service bureau operations                                   62,500                -
                                                           -----------      -----------
        Total revenues                                       3,605,030        2,113,193

Operating expenses:
    Cost of systems sales                                      778,721          629,528
    Cost of service, maintenance and support                 1,526,676        1,107,086
    Cost of service bureau operations                          622,269                -
    Selling, general and administrative                      2,466,221        2,570,235
    Product research and development                         1,450,491          982,315
                                                           -----------      -----------
        Total operating expenses                             6,844,378        5,289,164
                                                           -----------      -----------
Operating (loss)                                            (3,239,348)      (3,175,971)
Interest income                                                103,263          330,264
                                                           -----------      -----------
                                                           $(3,136,085)     $(2,845,707)
                                                           ===========      ===========

Basic net(loss) per common share                           $     (0.36)     $    (0.32)
                                                           ===========      ===========
Diluted net(loss) per common share                         $     (0.36)     $    (0.32)
                                                           ===========      ===========

Number of shares used in per common share computations       8,806,000        8,886,388
                                                           ===========      ===========




See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Three Months Ended April 30,

                                   (Unaudited)

                                                                   1998              1997
                                                                -----------      ------------
Operating activities:
Net (loss)                                                      $(3,136,085)     $ (2,845,707)
Adjustments to reconcile net (loss) to net cash
  (used for) operating activities:
     Depreciation and amortization                                  477,623           223,163

Cash provided by (used for) assets and liabilities:
     Accounts and unbilled receivables                             (986,996)          551,372
     Other assets                                                    74,514          (335,151)
     Accounts payable and accrued expenses                         (405,018)         (182,936)
     Deferred revenues                                               14,228          (139,593)
                                                                -----------      ------------
Net cash (used for) operating activities                         (3,961,734)       (2,728,852)

Investing activities:
Purchases of investment securities                               (3,610,144)      (11,838,463)
Sales of investment securities                                    7,718,764        15,600,433
Purchases of property and equipment                                (577,324)         (401,885)
Capitalization of software development costs                        (99,000)          (99,000)
Other                                                               (13,464)          (31,048)
                                                                -----------      ------------
Net cash provided by investing activities                         3,418,832         3,230,037

Financing activities:
Purchase of treasury stock                                                -          (170,625)
                                                                -----------      ------------
Net cash (used for) financing activities                                  -          (170,625)
                                                                -----------      ------------

Increase (decrease) in cash                                        (542,902)          330,560
Cash and short term cash equivalents at beginning of period       2,142,881           664,223
                                                                -----------      ------------
Cash and short term cash equivalents at end of period           $ 1,599,979      $    994,783
                                                                ===========      ============

Supplemental cash flow disclosures:
    Income taxes paid                                           $         -      $          -
    Interest paid                                               $         -      $          -


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1999.


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is presented on page 18 of its 1997 Annual Report to Stockholders. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during 1998.

Note 3 - CHANGES IN ACCOUNT BALANCES

Other current assets consist primarily of prepaid insurance, prepaid commissions, and acquired software and hardware awaiting installation. The decrease at April 30, 1998, results primarily from the delivery of third party software acquired prior to installation.

The decrease in cash and cash equivalents and investment securities results from the sale of investments and use of cash to fund current operations and purchase additional fixed assets.

Interest income consists primarily of interest on investment securities. The decrease in interest income results from the sale of investment securities to fund operations and acquire fixed assets.

The increase in accounts receivable is the result of higher sales volume during the first quarter.

The increase in unbilled receivables results from the progress billing terms and conditions of the sales agreements and the associated revenue recognized during the recent quarter.

The decrease in accounts payable is due to a reduction in purchases of hardware and third party software for resale and reduced levels of capital expenditures in the first quarter compared with the prior quarter.


Note 4 - EARNINGS PER SHARE

The basic (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.

The diluted (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options) as the inclusion thereof would be antidilutive.


Note 5 - COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Accordingly, the Company has accounted for the unrealized holding gains on available-for-sale securities in accordance with this new accounting standard, as follows:

                                          Quarter ended April 30,
                                        --------------------------
                                           1998           1997
                                        -----------    -----------

Net (loss)                              $(3,136,085)   $(2,845,707)

Unrealized holding (losses)
  arising during the period                  (3,811)        (2,328)

Reclassification adjustment for
  gains included in Net (loss)              (37,514)       (22,081)
                                        ===========    ===========
Comprehensive (loss)                    $(3,177,410)   $(2,870,116)
                                        ===========    ===========

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

RESULTS OF OPERATIONS:

GENERAL

LanVision(TM) is a leading provider of healthcare information access systems and outsourced data center operations that enable hospitals and integrated healthcare networks to capture, store, manage, route, retrieve and process vast amounts of clinical and financial patient information. The Company's systems deliver on-line enterprise-wide access to fully-updated patient information which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm. LanVision's systems, which incorporate data management, document imaging/management and workflow technologies, consolidate patient information into a single repository and provide fast and efficient access to patient information from universal workstations located throughout the enterprise, including the point of patient care. The systems are specifically designed to meet the needs of physicians and other medical and administrative personnel and can accommodate multiple users requiring simultaneous access to patient information, thereby eliminating file contention. By providing access to all forms of patient information, the Company believes that its Healthcare Information Access Systems are essential components of the computer-based patient record.

The Company's revenues are derived from: the licensing and sale of systems comprising LanVision software and third-party software and hardware components; product support, maintenance and professional services; and service bureau operations (outsourced data center operations). Professional services include implementation and training, project management and custom software development and currently are provided only to the Company's customers with installed systems or who are in the process of installing systems. Revenues from professional services, maintenance and support services, typically are expected to increase as the number of installed systems increase. The Company earns its highest margins on proprietary LanVision software and the lowest margin is on third-party hardware. Systems sales to customers may include differing configurations of software and hardware, resulting in varying margins among contracts. The margins on professional services revenues are expected to fluctuate based upon the negotiated terms of the agreement with each customer and the Company's ability to fully utilize its professional services, maintenance and support services staff. Revenues from the Company's service bureau operation, which provides high quality, transaction-based document imaging/management services from a central data center, commenced in the first quarter of fiscal 1998 and are expected to increase as the number of hospitals outsource services to the Company's Virtual Healthware Services division (VHS). Additionally, revenue from each VHS customer is expected to increase as the volume of archived historical data increases and retrievals of data increases as the systems are fully implemented within a healthcare facility.

Sales are made by the Company's direct sales force and through Healthcare Information Access Systems distribution partners.

On February 23, 1998, the Company entered into a Remarketing Agreement with Shared Medical Systems Corporation ("SMS"). Under the terms of the agreement, SMS was granted an exclusive worldwide license to distribute ChartVision(R), On-Line Chart Completion(TM) and Enterprisewide Correspondence(TM) to the SMS customer base and prospect base, as defined in the agreement, and a non-exclusive license to distribute all other LanVision products. If SMS distributes any other electronic medical record product competing with LanVision's products, the Company may terminate the SMS Remarketing Agreement.

SMS indicates it has over 1,800 customers in the United States and a total of 3,500 customers in 20 countries and territories in North America and Europe. The large Healthcare Information Access Systems providers, such as SMS, are often able to positively influence the buying decisions within their customer base. LanVision management believes the distribution of its products by SMS will shorten sales cycles and increase revenues. Although SMS has already begun to actively promote LanVision's products, the full impact of this distribution agreement will likely not be realized until later in fiscal 1998 or early 1999 as more of the SMS organization is trained to sell and implement the LanVision products.

In 1996, the Company entered into a non-exclusive Remarketing Agreement with Lanier Worldwide, Inc. (Lanier). Under the terms of the Agreement, Lanier was entitled to market and distribute ChartVision, On-Line Chart Completion and related products throughout North America. Through April 30, 1998 Lanier had licensed the Company's products to two customers. The original Agreement has expired, and the terms of the SMS Agreement prohibit renewing the Agreement under the previous terms. At this time, it does not appear the Company will renew the Agreement with Lanier.

LanVision also maintains Joint Marketing Agreements with, among others, 3M Health Information Systems, Daou Systems, Inc. and Olicon Imaging Systems, Inc. To date, these marketing relationships have not contributed to the Company's revenues. However, management expects these relationships will contribute to revenue growth in the future.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. Throughout 1996, 1997 and the first quarter of 1998, the Company has experienced extended sales cycles. It is common for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter to quarter results. Furthermore, healthcare organizations are assessing and implementing many new technology solutions, and Year 2000 compliance, and although many of these systems do not compete with the LanVision product suites, these systems do compete for capital dollars and the available time of information system personnel within the healthcare organizations. The agreements cover the entire implementation of the system and specify the implementation schedule, which typically takes place in phases. The agreements generally provide for the licensing of the Company's proprietary software and third-party software with a one-time perpetual license fee that is adjusted depending on the number of workstations using the software. Third-party hardware is sold outright, with a one-time fee charged for installation and training. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis.

Generally, revenues from systems sales is recognized when a purchase agreement is signed and products are shipped. Revenues from the service elements of a contract including: routine installation, integration, project management, interface development, training, etc. are deferred until the work is performed. If an agreement requires the Company to perform services and modifications that are deemed significant to system acceptance, revenue is recorded either on the percentage-of-completion method or revenue related to the delivered hardware and software components is deferred until such obligations are completed, depending on the contractual terms. Revenues from maintenance and support agreements is recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of the revenue are classified as deferred revenues. Revenue recognized prior to progress billings to customers is recorded as unbilled receivables.

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

The Company will utilize both internal and external resources to reprogram, or replace and test its software products for the Year 2000 modifications. The Company anticipates completing the Year 2000 project as soon as practical but not later than January 1, 1999, which is prior to any anticipated impact. The total cost of the Year 2000 project has currently not been determined, but will be funded through existing cash resources and future operating cash flows. The requirements for the correction of Year 2000 issues and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and collect all relevant computer codes and similar uncertainties.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter to quarter as a result of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers increase. Revenues from VHS services which commenced operations in the first quarter, are expected to increase over time, as more hospitals outsource services to VHS, and existing customers increase the volume of documents stored on the systems and the number of retrievals increase from the ever increasing data base of stored documents. Because a significant percentage of the Company's operating costs are expensed as incurred, a variation in the usage of VHS services, the timing of systems sales and installations and the resulting revenue recognition, can cause significant variations in operating results from quarter to quarter.

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

REVENUES:

Revenues for the first fiscal quarter ended April 30, 1998, were $3,605,030 compared with $2,113,193 in the comparable quarter of 1997.

During the first quarter, the Company signed one contract with Christiana Care Health Services, of which approximately $650,000 of revenue from this contract was recognized in the first quarter. The remaining systems sales revenues during the quarter came from implementation of previously signed agreements (backlog) and from add-on sales to existing customers. During the first quarter the Company's newly formed Virtual Healthware Services (VHS) division began operations.

As previously discussed, after an agreement is executed, LanVision does not record revenues until it ships the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Accordingly, significant variations in revenues can result as more fully discussed under "Uneven Patterns of Quarterly Operating Results." Three customers, including Christiana Care Health Services, accounted for approximately 47% of the revenues for the first quarter of 1998 and three customers accounted for 59% of the revenues for the first quarter of 1997.


OPERATING EXPENSES:

Cost of System Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the first quarter of 1998 and 1997 were 37% and 54%, respectively. The lower cost reflects the higher mix of LanVision software with higher margins relative to the hardware and third party software components with lower margins and higher costs.

Cost of Service, Maintenance and Support

The cost of service, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of service, maintenance and support revenues, the cost of such service, maintenance and support was 106% and 117% for the first quarter of fiscal 1998 and 1997, respectively.

The LanVision Customer Support existing staff, including management is necessary and sufficient to support the existing customer base. However, increases in customers will not require a proportioned increase in support staffing or total support costs. Accordingly, margins are expected to improve as more customers are added. Additionally, the Company's support margins are highest on LanVision's proprietary software. Accordingly, margins are expected to improve as the Company licenses more of its software.

The LanVision Professional Services staff provides services on a time and material or fixed fee basis. The Professional Services staff has experienced some inefficiencies in the delivery of services, and certain projects have taken longer to complete than originally estimated, thus adversely affecting operating performances. Management believes the increase in experience of its Professional Services staff and the increase in backlog should improve the overall efficiency and operating performance of this group.


Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the first quarter of fiscal 1998, selling, general and administrative expenses decreased to $2,466,221 compared with $2,570,235 in the comparable prior quarter. The Company has continued to invest in sales and marketing activities, ahead of revenues to ensure that LanVision develops a pipeline of qualified prospects.

Product Research and Development

Product research and development expenses consist primarily of: compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. At April 30, 1998, the product research and development staff consisted of twenty-nine employees compared with twenty-five employees at April 30, 1997. However, the Company has supplemented its development staff through the use of independent contractors and software development firms. Research and development expenses in the first quarter of fiscal 1998 increased by $468,176 to $1,450,491 as a result of stepped-up development efforts related to the many new products recently released. Over the last several months LanVision released upgrades to ChartVision and provided the general release of On-Line Chart Completion, Enterprisewide Correspondence, OmniVision(TM), WebView(TM), and our new Document Capture System(TM) modules. These new releases have enabled LanVision to offer an expanded product portfolio to new customers and allowed existing customers to expand their use of the LanVision systems. Because the majority of the major research and development projects have been completed, the Company believes it will be able to reduce its product development expenses in the coming quarters. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $99,000 of product research and development costs in the first three months of fiscal 1998 and 1997. It is also expected that Research and Development costs should decline in future periods as major development projects are completed.

Net loss

The net loss for the first fiscal quarter of 1998 was $3,136,085 ($.36) compared with a net loss of $2,845,707 ($.32) in the first quarter of 1997. The increased loss is primarily due to: start-up operating expenses of the new VHS Service Bureau; increased Research and Development necessary to accelerate the completion of new products; and lower interest income on investments which were sold to fund operations and acquisition of fixed assets.

In spite of the less than anticipated number of new customer agreements signed in the past year, management continues to believe that the healthcare document imaging and workflow market is going to be a significant market. Management believes it has made the investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth.

Since commencing operations in 1989, the Company has from time to time incurred operating losses. Although the Company achieved profitability in fiscal years 1992 and 1993, the Company incurred a net loss in fiscal years 1994, 1995, 1996 and 1997. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1989, LanVision has funded its operations, working capital needs and capital expenditures primarily from a combination of cash generated by revenues from operations, borrowings, a 1994 private placement of convertible redeemable preferred stock and an initial public offering which raised approximately $34,000,000, net of the underwriting discount and expenses, through the issuance of 2,912,500 shares of common stock on April 18, 1996.

The Company's customers typically have been well-established hospitals or medical facilities with good credit histories, and payments have been received within normal time frames for the industry. Agreements with customers often involve significant amounts, and contract terms typically require customers to make progress payments.

The Company has no significant obligations for capital resources, other than noncancelable operating leases in the total amount of approximately $2,500,000, payable over the next six years. However, the VHS service bureau operation will need to acquire additional software and equipment as VHS adds additional hospitals and clinics to its customer base. The centralized data center has been originally configured to serve approximately fifty hospitals, with significant expansion capabilities. However, for each customer, VHS establishes one or more onsite document capture centers and provides the equipment. Each document capture center is expected to require at least $125,000 of equipment. Also, because VHS charges for its services on a per transaction basis, LanVision's cash flow for capital and operating expenses will normally be greater than cash inflows until customers begin to use the system at anticipated normal volumes for a period of time.

In March, 1997, the Company's Board of Directors authorized management, at its discretion, to repurchase shares of the Company's common stock of up to $1,000,000 in value on the open market. To date, the Company has acquired 90,500 shares at a cost of $430,188.

Over the last nine quarters, the Company's revenues have been less than the Company's internal plans. However, during the same time period, the Company has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses as the Company expanded its operations in anticipation of significant revenue growth. This has resulted in significant net cash outlays over the last two years. Currently, management intends to continue to maintain its operations, except for the reduction of Research and Development expenses as previously discussed, at an expenditure level similar to fiscal 1997, and may expand operations in connection with increased revenue opportunities. Accordingly, to achieve profitability, and positive cash flow, it is necessary for the Company to increase revenues. Management believes that the recent general release of the products described above under "Product Research and Development" has significantly strengthened the product portfolio. Additionally, the SMS Remarketing Agreement has significantly expanded the sales distribution capabilities, and management believes that market opportunities are such that the Company should be able to significantly increase its revenues in fiscal 1998. However, there can be no assurance the Company will be successful in increasing its revenues. At April 30, 1998, the Company had cash and investments of $6,359,200. Investments consist primarily of U.S. Government obligations with maturities ranging from one month to thirty months.

At April 30, 1998, the Company has no outstanding borrowings. However, during 1998, management intends to secure between $5 million and $10 million of borrowings or equity financing to help finance its operating and previous and anticipated capital expenditures. The Company is currently negotiating terms of financing with interested parties. Management believes existing cash balances and investment securities, anticipated borrowings or equity financing and revenues from operations will be sufficient to meet its liquidity and capital spending requirements. However, in the event revenues do not increase or financing is not secured over the next two quarters, management may need to significantly reduce and/or defer operating and capital expenditures, and which if required, these actions could have an adverse affect on future operating performance.

To date, inflation has not had a material impact on the Company's revenues or income.


SIGNED AGREEMENTS - BACKLOG

At April 30, 1998, the Company's customers had entered into agreements for systems and related services (excluding support and maintenance, and transaction based revenues for VHS) which had not yet been delivered, installed and accepted which, if fully performed, would generate sales of approximately $8,240,000. See "Results of Operations: General" for a description of the Company's agreements with customers. The systems and services related to the agreements are expected to be delivered or performed, based upon customer implementation schedules, over the next two to three years.

The Company's agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance services on a monthly, quarterly or annual basis.

In addition, the VHS division has entered into two agreements which are expected to generate revenues, starting in fiscal 1998, in excess of $7,000,000 over the first three years of operations.

Item 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its cash balances, in excess of its current needs, in U.S. Government Securities. The Company does not invest for the purposes of trading in securities, however, the portfolio is managed and invested for maximum return on the investment. The marketable securities at April 30, 1998, which are recorded at a fair value of $4,759,221 and include unrealized gains of $33,878, have exposure to price risk. This risk is estimated, absent any economic justification for the selection of a different amount, as the potential loss in fair value resulting from a hypothetical 10% adverse change in price quoted by dealers and amounts to $475,922.
Actual results may differ.

The fair market values of investment securities are based on the quoted market prices at the reporting date for those investments. The estimated fair market value of investment securities by contractual maturity at April 30, 1998 is as follows: $313,729 in 1998, $2,394,476 in 1999, and $2,051,016 in 2000.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not currently engaged in any litigation.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)   Use Of Proceeds from Public Offering

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

           Construction of plant, building and facilities                 $      -
           Purchase and installation of machinery and equipment           $ 6,690,982
           Purchase of real estate                                        $      -
           Acquisition of other business(es) - purchase of in process
             research and development                                     $   400,000
           Repayment of indebtedness                                      $ 1,110,266
           Working capital                                                $ 1,890,332 *
           Expanded Staff, facilities, advertising, and
                    software development                                  $21,167,594 *
                  Repurchase of treasury stock                            $   430,188
                  Temporary investment in U.S. Government Securities      $ 2,615,420

                  *Represents estimates.

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders held on May 27, 1998, the following members were elected to the Board of Directors:

                              Votes For      Votes Withheld
                              ---------      --------------

J. Brian Patsy                7,788,976          68,177
Eric S. Lombardo              7,791,176          65,977
Z. David Patterson            7,788,486          68,667
George E. Castrucci           7,787,736          69,417

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


                                          LANVISION SYSTEMS, INC.

DATE:     June 5, 1998               By:  /s/ J. BRIAN PATSY
     --------------------------         ---------------------------------------
                                          J. Brian Patsy
                                          Chief Executive Officer and
                                          President


DATE:     June 5, 1998               By:  /s/ THOMAS E. PERAZZO
     --------------------------         ---------------------------------------
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


       11       Computation of Earnings (Loss) Per Common Share. . . . 22

       27       Financial Data Schedule  . . . . . . . . . . . . . . . 23