Form 10-Q
period 1998-07-31
LANVISION SYSTEMS INC
filed 1998-09-14
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998

                                       or

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

         Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of September 10, 1998: 8,814,520.

         This report consists of 36 pages, and the Exhibit Index appears on page 24.

                                TABLE OF CONTENTS


                                                                                                                       Page

Part I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at July 31, 1998 and January 31, 1998 ............................      3

           Condensed Consolidated Statements of Operations for the three and six months ended
           July 31,  1998 and  1997. ..............................................................................      5

           Condensed Consolidated Statements of Cash Flows for the six months ended
           July  31,  1998 and 1997 ...............................................................................      6

           Notes to Condensed Consolidated Financial Statements                . ..................................      7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations .............................................................................................     10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk .............................................     21

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings ......................................................................................     21

Item 2.    Changes in Securities and Use of Proceeds ..............................................................     21

Item 3.    Defaults on Senior Securities ..........................................................................     23

Item 6.    Exhibits and Reports on Form 8-K .......................................................................     23

           Signatures .............................................................................................     23

PART I.       FINANCIAL INFORMATION
Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                 (Unaudited)         (Audited)
                                                                   July 31,         January 31,
                                                                     1998              1998
                                                                ------------       ------------
Current assets:
    Cash and cash equivalents                                   $  1,247,916       $  2,142,881
    Investment securities                                          7,021,980          5,074,258
    Accounts receivable, net of allowance for doubtful
        accounts of $295,000 and $265,000, respectively            4,427,520          2,992,987
    Unbilled receivables                                           1,707,909          1,135,365
    Other                                                          1,480,014          1,179,603
                                                                ------------       ------------
          Total current assets                                    15,885,339         12,525,094

Property and equipment:
    Computer equipment                                             4,388,302          3,876,962
    Computer software                                                547,959            487,841
    Office furniture, fixtures and equipment                       1,515,037          1,424,036
    Leasehold improvements                                           989,385            931,020
                                                                ------------       ------------
                                                                   7,440,683          6,719,859
    Accumulated depreciation and amortization                     (2,427,958)        (1,563,202)
                                                                ------------       ------------
                                                                   5,012,725          5,156,657
Investment securities                                                      -          3,834,908
Capitalized software development costs, net of accumulated
  amortization of $836,895 and $661,896, respectively                635,034            612,033
Other                                                                 86,070             71,430
                                                                ------------       ------------
                                                                $ 21,619,168       $ 22,200,122
                                                                ============       ============




See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

  Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity

                                                                       (Unaudited)          (Audited)
                                                                         July 31,          January 31,
                                                                           1998               1998
                                                                       ------------       ------------

Current liabilities:
  Accounts payable                                                     $    570,532       $  1,631,941
  Accrued compensation                                                    1,419,649            943,221
  Accrued other expenses                                                  1,795,634          1,746,883
  Deferred revenues                                                       1,060,037          1,061,996
                                                                       ------------       ------------
        Total current liabilities                                         4,845,852          5,384,041

Long-term debt                                                            6,000,000                  -
Long-term accrued interest                                                   32,500                  -

Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                                   -                  -

Stockholders' equity:
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 8,896,500 shares issued                                      88,965             88,965
  Capital in excess of par value                                         35,102,459         35,110,817
  Treasury stock, at cost, 81,980 and 90,500 shares, respectively          (389,692)          (430,188)
  Accumulated other comprehensive income                                     14,887             75,203
  Accumulated (deficit)                                                 (24,075,803)       (18,028,716)
                                                                       ------------       ------------
        Total stockholders' equity                                       10,740,816         16,816,081
                                                                       ------------       ------------
                                                                       $ 21,619,168       $ 22,200,122
                                                                       ============       ============



See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       Three and Six Months Ended July 31,

                                   (Unaudited)



                                                                  Three Months Ended                     Six Months Ended
                                                            -------------------------------       -------------------------------

                                                                1998               1997                1998              1997
                                                            ------------       ------------       ------------       ------------
Revenues:
    Systems sales                                           $  1,565,010       $    428,286       $  3,671,940       $  1,598,847
    Service, maintenance and support                           1,334,998          1,140,500          2,770,598          2,083,132
    Service bureau operations                                    108,214                  -            170,714                  -
                                                            ------------       ------------       ------------       ------------
        Total revenues                                         3,008,222          1,568,786          6,613,252          3,681,979

Operating expenses:
    Cost of systems sales                                        431,135            535,352          1,209,856          1,164,880
    Cost of service, maintenance and support                   1,431,677          1,246,671          2,958,353          2,353,757
    Cost of service bureau operations                            725,571                  -          1,347,840                  -
    Selling, general and administrative                        2,109,586          2,353,707          4,575,807          4,923,942
    Product research and development                             948,122          1,247,535          2,398,613          2,229,850
    Restructuring expense                                        300,000                  -            300,000                  -
                                                            ------------       ------------       ------------       ------------
        Total operating expenses                               5,946,091          5,383,265         12,790,469         10,672,429
                                                            ------------       ------------       ------------       ------------
Operating (loss)                                              (2,937,869)        (3,814,479)        (6,177,217)        (6,990,450)
Interest income                                                   94,366            283,256            197,629            613,520
Interest expense                                                  67,500                  -             67,500                  -
                                                            ------------       ------------       ------------       ------------
Net (loss)                                                  $ (2,911,003)      $ (3,531,223)      $ (6,047,088)      $ (6,376,930)
                                                            ============       ============       ============       ============

Basic net(loss) per common share                            $       (.33)      $       (.40)      $       (.69)      $       (.72)
                                                            ============       ============       ============       ============
Diluted net(loss) per common share                          $       (.33)      $       (.40)      $       (.69)      $       (.72)
                                                            ============       ============       ============       ============

Number of shares used in per common share computations         8,808,871          8,813,446          8,807,459          8,849,312
                                                            ============       ============       ============       ============




See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Six Months Ended July 31,

                                   (Unaudited)

                                                                     1998               1997
                                                                 ------------       ------------
Operating activities:
Net (loss)                                                       $ (6,047,088)      $ (6,376,930)
Adjustments to reconcile net (loss) to net cash
  (used for) operating activities:
     Depreciation and amortization                                  1,039,755            471,749

Cash provided by (used for) assets and liabilities:
     Accounts and unbilled receivables                             (2,007,077)            95,226
     Other current assets                                            (300,411)          (520,277)
     Accounts payable and accrued expenses                           (536,230)           (63,501)
     Deferred revenues                                                 (1,959)           435,313
     Long-term accrued interest                                        32,500                  -
                                                                 ------------       ------------
Net cash (used for) operating activities                           (7,820,510)        (5,958,420)

Investing activities:
Purchases of investment securities                                 (9,836,409)       (16,149,732)
Sales of investment securities                                     11,663,279         23,225,552
Purchases of property and equipment                                  (720,824)        (1,120,887)
Capitalization of software development costs                         (198,000)          (198,000)
Other                                                                 (14,639)           (32,548)
                                                                 ------------       ------------
Net cash provided by (used for) investing activities                  893,407          5,724,385

Financing activities:
Proceeds of long-term debt                                          6,000,000                  -
Sale of treasury stock to employee stock purchase plan                 32,138                  -
Purchase of treasury stock                                                  -           (430,188)
                                                                 ------------       ------------
Net cash (used for) financing activities                            6,032,138           (430,188)
                                                                 ------------       ------------

Increase (decrease) in cash                                          (894,965)          (664,223)
Cash and short term cash equivalents at beginning of period         2,142,881            664,223
                                                                 ============       ============
Cash and short term cash equivalents at end of period            $  1,247,916       $          -
                                                                 ============       ============

Supplemental cash flow disclosures:
    Income taxes paid                                            $          -       $          -
    Interest paid                                                $          -       $          -

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three and six months ended July 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1999.


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

The Company is accounting for the minimum guaranteed rate of return on the long-term debt (see note 4) as if the loan were guaranteed to earn a 25% compound annual return. Accordingly, in addition to the 12% coupon interest, the Company records as interest expense the difference between the minimum guarantee and the 12% coupon interest as additional interest expense. This liability is reflected as long-term accrued interest.

Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The net decrease in cash and cash equivalents and investment securities results from the sale of investments and use of cash to fund current operations and purchase additional fixed assets.

The increase in accounts receivable, net, results primarily from certain customers slowing payments until certain aspects of an implementation are resolved to their satisfaction. Management believes existing reserves are adequate for any items in dispute. Additionally, the increase in receivables is due to increased sales in the current quarter compared with the quarter ending January 31, 1998.

The increase in unbilled receivables result from the addition of new clients, and implementation of additional phases of existing contracts vis-a-vis the contractual terms relating to milestone payment dates for products and services delivered.

Other current assets consist primarily of prepaid expenses, including commissions, and acquired software and hardware awaiting installation. The increase at July 31, 1998, results primarily from increases in prepaid commissions and expenses related to the long-term debt (see note 4) which will be amortized over the life of the loan.

The increase in property and equipment relates primarily to the purchase of equipment for the VHS Service Bureau, which went on-line in the first half of fiscal 1998.

The decrease in accounts payable is due to a reduction in purchases of hardware and third-party software for resale and reduced levels of capital expenditures in the current quarter compared with the quarter ended January 31, 1998.

The increase in accrued compensation results primarily from the accrual of $300,000 for severance in connection with the restructuring (see note 7).

Note 4 - LONG-TERM DEBT

In July, 1998, the Company issued a $6,000,000 note to The HillStreet Fund, L.P., which bears interest at 12%, payable monthly. The note is repayable in quarterly installments of $500,000 commencing October, 2001 through July, 2004. In July, 2002, the Company has a one-time option to prepay in full the then outstanding balance of the note. The note is secured by all of the assets of the Company and the loan agreement restricts the Company from incurring additional indebtedness for borrowed money, including capitalized leases, limits certain investments, restricts substantial asset sales, capital expenditures, cash dividends, stock repurchases and mergers and consolidations with unaffiliated entities. In addition, the Company is required to maintain certain financial conditions, including minimum levels of revenues, combined cash and investments and net worth.

In connection with the issuance of the note, the Company issued a warrant to purchase 750,000 shares of common stock of the Company at $3.87 per share at any time after May 16, 1999 through July 16, 2008. The warrant is subject to the customary antidilution and registration rights provisions.

Under the terms of the loan agreement, the Company has guaranteed the lender that the increase in the market value of the stock underlying the Warrants, at the time of loan maturity, over the exercise price plus the 12% interest paid on the loan will yield the lender a 25% compound annual return. If the yield from the Warrant plus interest paid does not provide the lender with the guaranteed return, the Company is required to pay the additional amount in cash at the time of maturity. Should the Company exercise its prepayment option in July, 2002, then the minimum guaranteed rate of return is increased to 30%. However, to the extent that the computed minimum compound annual rate of return exceeds 30% at the date of the prepayment, the Company has the right to cancel up to 150,000 warrants.

In addition, the founders and majority shareholders of the Company have consented to certain restrictions on the sale or transfer of their shares.

Maturities of long-term debt are as follows: fiscal years 1999 & 2000, $-0-; 2001, $1,000.000; 2002, $2,000,000; 2003, $2,000,000; 2004, $1,000,000.

The Company was in compliance with all of the terms and conditions of the loan agreement as of July 31, 1998.

Note 5 - STOCKHOLDERS' EQUITY

The Company has reserved 2,279,841 shares of Common Stock for issuance as follows: 750,000 shares for issuance upon exercise of warrants issued in connection with the long-term debt, and 1,529,841 shares for issuance in connection with various Stock Option Plans and the Employee Stock Purchase Plan.

On June 30,1998, 8,520 shares of Treasury Stock were sold to the Employee Stock Purchase Plan. The $8,358 loss on the sale of the Treasury Stock has been recorded as a reduction of capital in excess of par value in the Stockholders' Equity.

Note 6 - STOCK OPTIONS

During the first seven months of the current fiscal year, the Company granted 228,550 stock options, net of 17,950 forfeited options, at the weighted average exercise price of $3.00 per share under the 1996 Employee Stock Option Plan.

Note 7 - RESTRUCTURING EXPENSE

During the second quarter, the company restructured certain aspects of its operations to flatten the management structure, reduce expenses in all areas, and, at the same time, improve customer service. Accordingly, the Company accrued $300,000 for the anticipated costs of severance and related taxes and fringe benefits related to a reduction of the work force by 16 people. The Liability has been recorded as a current liability and will be paid during the third quarter. Also, as LanVision has completed certain of its major software development projects, the Company has been able to reduce the use of outside contractors in product development. Healthcare applications using document imaging and workflow technologies are still in the very early stages of market penetration. Over the last two years, the Company has made significant investments in new product development for this market, and announced the release of many new products during the last nine months. Since the Initial Public Offering, the Company expanded the sales, marketing, support and administrative staffs in anticipation of more rapidly increasing revenues.

However, revenues have not grown as expected, and the Company continues to experience lengthy sales cycles. Based upon our past experience, it appeared revenues may not increase rapidly enough, in the near term, to justify maintaining the July 31, 1998 staffing levels. The goal of the restructuring was to reduce expenses in all areas while maintaining quality customer service and support. Accordingly, most of the reductions were in areas other than product development and support and consulting services. The Company continues to believe it is very well positioned in the marketplace, and anticipates revenues will continue to grow. LanVision's customers are experiencing significant success with its products, and the acceptance of healthcare applications using document imaging and workflow technologies is growing. As revenues increase, staffing levels will be selectively increased to ensure the Company maintains its technological leadership, provide superior levels of support and provide adequate numbers of trained consultants.

Note 8 - EARNINGS PER SHARE

The basic (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.

The diluted (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options) as the inclusion thereof would be antidilutive.


Note 9 - COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Accordingly, the Company has accounted for the unrealized holding gains on available-for-sale securities in accordance with this new accounting standard, as follows:

                                        Three months ended July 31,          Six months ended July 31,
                                       -----------------------------       -----------------------------
                                           1998              1997              1998              1997
                                       -----------       -----------       -----------       -----------

Net (loss)                             $(2,911,003)      $(3,531,223)      $(6,047,088)      $(6,376,930)

Unrealized holding gains (losses)
  arising during the period                 (4,827)          105,208            (5,630)          110,579

Reclassification adjustment for
  gains included in Net (loss)             (14,164)          (35,878)          (54,686)          (65,658)
                                       -----------       -----------       -----------       -----------
Comprehensive (loss)                   $(2,929,994)      $(3,461,893)      $(6,107,404)      $(6,332,009)
                                       ===========       ===========       ===========       ===========



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained herein, this Discussion and Analysis, as well as other Items in this Form 10-Q, contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements, included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

GENERAL

LanVision(TM) is a leading provider of healthcare information access systems and web-based outsourced data center operations that enable hospitals and integrated healthcare networks to capture, store, manage, route, retrieve and process vast amounts of clinical and financial patient information. The Company's systems deliver on-line enterprise-wide access to fully-updated patient information which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm. LanVision's systems, which incorporate data management, document imaging/management and workflow technologies, consolidate patient information into a single repository and provide fast and efficient access to patient information from universal workstations located throughout the enterprise, including the point of patient care. The systems are specifically designed to meet the needs of physicians and other medical and administrative personnel and can accommodate multiple users requiring simultaneous access to patient information, thereby eliminating file contention. By providing access to all forms of patient information, the Company believes that its Healthcare Information Access Systems are essential components of the computer-based patient record.

The Company's revenues are derived from: the licensing and sale of systems comprising LanVision software and third-party software and hardware components; product support, maintenance and professional services; and service bureau operations (outsourced data center operations). Professional services include implementation and training, project management and custom software development and currently are provided only to the Company's customers with installed systems or who are in the process of installing systems. Revenues from professional services, maintenance and support services, typically are expected to increase as the number of installed systems increase. The Company earns its highest margins on proprietary LanVision software and the lowest margin is on third-party hardware. Systems sales to customers may include differing configurations of software and hardware, resulting in varying margins among contracts. The margins on professional services revenues are expected to fluctuate based upon the negotiated terms of the agreement with each customer and the Company's ability to fully utilize its professional services, maintenance and support services staff. Revenues from the Company's service bureau operations, which provides high quality, transaction-based document imaging/management services from a central data center, commenced in the first quarter of fiscal 1998 and are expected to increase as the number of hospitals outsource services to the Company's Virtual Healthware Services division (VHS). Additionally, revenue from each VHS customer is expected to increase as the volume of archived historical data increases and retrievals of data increase as the systems are fully implemented within a healthcare facility.

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

SMS has over 1,800 customers in the United States and a total of 3,500 customers in 20 countries and territories in North America and Europe. The large Healthcare Information Access Systems providers, such as SMS, are often able to positively influence the buying decisions within their customer base. LanVision management believes the distribution of its products by SMS will shorten sales cycles and increase revenues. Although SMS has already begun to actively promote LanVision's products, the full impact of this distribution agreement will likely not be realized until later in fiscal 1998 or early 1999, as more of the SMS organization is trained to sell and implement the LanVision products.

On August 18, 1998, the Company announced that SMS had recently completed its first sale of ChartVision, which includes a license for more than 250 concurrent users.

In 1996, the Company entered into a non-exclusive Remarketing Agreement with Lanier Worldwide, Inc. (Lanier). Under the terms of the Agreement, Lanier was entitled to market and distribute ChartVision, On-Line Chart Completion and related products throughout North America. Through April 30, 1998 Lanier had licensed the Company's products to two customers. The Remarketing Agreement has expired and will not be renewed. Under the terms of a proposed settlement with Lanier, LanVision will refund to Lanier approximately $130,000 of development fees related to porting certain software to the Lanier platform. This liability had been previously accrued. Additionally, the Company will forgive approximately $160,000 of receivables due from Lanier, and this $160,000 was charged to expense in the second quarter.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. Throughout 1996, 1997 and the first six months of 1998, the Company has experienced extended sales cycles. It is common for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter to quarter results. Furthermore, healthcare organizations are assessing and implementing many new technology solutions, and Year 2000 compliance, and although many of these systems do not compete with the LanVision products, these systems do compete for capital budget dollars and the available time of information system personnel within the healthcare organizations. The agreements cover the entire implementation of the system and specify the implementation schedule, which typically takes place in phases. The agreements generally provide for the licensing of the Company's proprietary software and third-party software with a one-time perpetual license fee that is adjusted depending on the number of workstations using the software. Third-party hardware is sold outright, with a one-time fee charged for installation and training. Interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis.

Generally, revenues from systems sales are recognized when a purchase agreement is signed and products are delivered. Revenues from the service elements of a contract including: routine installation, integration, project management, interface development, training, etc. are deferred until the work is performed. If an agreement requires the Company to perform services and modifications that are deemed significant to system acceptance, revenue is recorded either on the percentage-of-completion method or revenue related to the delivered hardware and software components is deferred until such obligations are completed, depending on the contractual terms. Revenues from maintenance and support agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of the revenue are classified as deferred revenues. Revenue recognized prior to progress billings to customers is recorded as unbilled receivables.


YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's internal use computer programs and hardware as well as its software products that are date sensitive may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities for both the Company and its customers who rely on its products.


The Company is actively engaged, but has not yet completed, reviewing, correcting and testing all of the Year 2000 compliance issues. Based on the current, albeit incomplete review and remediation, the Company has determined that it will be required to modify or replace some of its internal use software and hardware, modify certain existing software products and await the modification of third-party software so that they will function properly, as a system, with respect to dates in the Year 2000 and thereafter.

The Company presently believes that with modifications to its products and third-party software and the replacement of internal use software and non-compatible hardware, the Year 2000 issue will not pose significant operational problems for the Company or its customers. However, if such modifications and replacements are not made, or not completed timely, the Year 2000 issue could have a material impact on the Company and its customers.

The Company has divided the Year 2000 issue into two areas: internal use software and hardware; and software products and systems sold to customers.

With regard to software products sold to customers, the Company has: completed the overall Year 2000 plan; made a preliminary review of the existing software code; corrected all known Year 2000 code problems and; developed a test plan. The testing of the revised code has begun and, based upon the test results, the code may need further revisions, with re-testing in successive iterations, until such time as all the product code is determined to be Year 2000 compliant. Based on current estimates, the above phases should be completed by December 31, 1998.

Because the Company's software products rely upon third-party software, including custom developed software interfaces, the Company has initiated formal communications with its vendors to determine the extent to which the Company's software products are vulnerable to those third parties' failure to correct their own Year 2000 issues. Generally, software provided by third parties and included in the Company's systems is developed by leading software suppliers with Year 2000 programs underway and a majority of these vendors have certified to the Company that their products are Year 2000 compliant. However, there can be no guarantee that the software of other companies, on which the Company's systems rely, will be timely converted.

Upon determination that the Company's and third-party software are Year 2000 compliant, the Company will begin the integration testing phase of the various components of the system [LanVision software, third-party software and the major hardware components] for compatibility and interoperability as they relate to the Year 2000 issue. Based on current estimates, the above integration-testing phase should be completed by December 31, 1998. The Company will then deliver revised software to its customers for testing at the customer sites using their then current hardware configurations. The Company believes that Year 2000 compatible equipment is available for acquisition by customers, if necessary, to ensure installed systems operate properly.

Should the LanVision systems sold to customers not be timely modified to be Year 2000 compliant, the most likely worst case scenario would be that customers could: suspend use of the system until such time as the Year 2000 issues are remediated; or continue to use the systems with reduced functionality. If this were to happen, customers could claim breach of contract and seek damages. However, based upon current information and the time remaining to complete the remediation, the Company believes that the risk of such occurrence is minimal. Contingency plans have not yet been developed. However, contingency plans will be developed if they are needed.


With regard to the Company's service bureau operations, the Company has determined that its systems and equipment are Year 2000 compliant except for LanVision software products discussed above, which are in the process of remediation, and telecommunications services provided by outside vendors. The Company is in the process of determining the Year 2000 issues that could affect operations should the telecommunications vendors not be compliant. Without Year 2000 compliant LanVision software and telecommunications, the service bureau operations will not be able to provide current levels of services to its customers and no contingency plan has yet been developed. However, contingency plans will be developed if they are needed.

With regard to internal use software and hardware, the company is currently reviewing all such items. To date, based upon reviewing approximately half of the software and equipment, it has been determined that a small amount of older computer equipment must be replaced, but the type and amount are not significant and will be replaced in the ordinary course as systems are upgraded. With regard to third-party software, it has been determined that some software is not compliant and will need to be upgraded as vendors provide Year 2000 compliant versions. The company also utilizes third-party vendors for processing data and payments, e.g. payroll services, 401(k) plan administration, check processing, medical benefits processing, etc. The Company has initiated communications with its vendors to determine the status of their systems. Should these vendors not be compliant in a timely manner, the Company may be required to process transactions manually or delay processing until such time as the vendors are Year 2000 compliant. No contingency plan has yet been developed. However, contingency plans will be developed if they are needed.

The Company will utilize both internal and external resources to reprogram, or replace and test its software products for the Year 2000 modifications. The Company anticipates completing the Year 2000 project as soon as practical, but not later than December 31, 1998, which is prior to any anticipated impact. The total cost of the Year 2000 project is not considered to be material, and will be funded through existing cash resources and future operating cash flows. The requirements for the correction of Year 2000 issues and the date on which the Company believes it will complete the Year 2000 modifications are based on management's current best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and collect all relevant computer codes and similar uncertainties.


The Company has warranted, to certain customers, that its products will be Year 2000 compliant. In addition, provisions of its long-term debt and certain significant remarketing agreements require the Company's products be Year 2000 compliant. Non-compliance with the product warranties, debt covenants and remarketing agreements would result in an event of default on the long-term debt and probable legal action for breach of contract relating to the product warranties and remarketing agreements. Based upon the current best estimate for remediation of the Year 2000 issues, the Company believes the risk is minimal that the Company will not comply with current commitments and internal processing needs.


UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter to quarter as a result of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers' increase. Revenues from VHS services which commenced operations in the first quarter, are expected to increase over time, as more hospitals outsource services to VHS, and existing customers increase the volume of documents stored on the systems and the number of retrievals increase from the ever increasing data base of stored documents. Because a significant percentage of the Company's operating costs are expensed as incurred, a variation in the usage of VHS services, the timing of systems sales and installations and the resulting revenue recognition, can cause significant variations in operating results from quarter to quarter.

The Company's revenues and operating results may vary significantly from quarter to quarter as a result of a number of other factors, many of which are outside the Company's control. These factors include the relatively high purchase price of a LanVision document imaging and workflow systems, unpredictability in the number and timing of systems sales, length of the sales cycle, delays in the installation process and changes in the customer's financial condition or budget. As a result, period to period comparisons may not be meaningful with respect to the past operations of the Company nor are they necessarily indicative of the future operations of the Company.

REVENUES

Revenues for the second fiscal quarter ended July 31, 1998, were $3,008,222, a 92% increase, compared with $1,568,786 in the comparable quarter of 1997.

Revenues for the first six months ended July 31, 1998, were $6,613,252, an 80% increase, compared with $3,681,979 in the comparable period of 1997.

Although revenues for the three and six months ended were greater than the corresponding periods in fiscal 1997, revenues for the second quarter were less than the Company's internal plan due to the delay in signing two contracts under negotiation.

During the first quarter, the Company signed one new contract with Christiana Care Health Services. During the second quarter, SMS signed its first contract to sell ChartVision. Through the first six months of 1998, the Company recognized approximately $1,417,000 of revenues from these contracts. The remaining systems sales revenues during the second quarter came from implementation of previously signed agreements (backlog) and from add-on sales to existing customers. During the first quarter the Company's newly formed Virtual Healthware Services (VHS) division began operations.

Several contracts that the Company expected to close in the second quarter were delayed. One of the delayed contracts, The Medical University of South Carolina, was signed and announced on August 18, 1998. Some of the factors that affect planned contract signings include: the continuing problem of healthcare legacy systems relating to Year 2000 conversions, consolidations and mergers within the healthcare industry and the attendant management changes and consolidations resulting therein and more involvement of committees in setting information system agendas and priorities.

As previously discussed, after an agreement is executed, LanVision does not record revenues until it delivers the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Accordingly, significant variations in revenues can result as more fully discussed under "Uneven Patterns of Quarterly Operating Results." Three customers accounted for approximately 53% of the revenues for the second quarter of 1998 and three customers accounted for 37% of the revenues for the first six months of 1998.


OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third-party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the second quarter of 1998 and 1997 were 27% and 125%, respectively, and 33% and 73%, respectively for the first six months of 1998 and 1997. The lower cost reflects the higher mix of LanVision software with higher margins relative to the hardware and third-party software components with lower margins and higher costs. However, the cost of Systems Sales for the second quarter and six months includes an $83,333 write off of software previously acquired from a third-party.

Cost of Service, Maintenance and Support

The cost of service, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third-party maintenance contracts. As a percentage of service, maintenance and support revenues, the cost of such service, maintenance and support was 107% and 109% for the second quarter of fiscal 1998 and 1997, respectively and 107% and 113%, respectively, for the first six months of 1998 and 1997.

The LanVision Customer Support existing staff is sufficient to support the existing customer base. Increases in customers will not require a proportional increase in support staffing or total support costs. Accordingly, margins are expected to improve as more customers are added. Additionally, the Company's support margins are highest on LanVision's proprietary software. Accordingly, margins are expected to improve as the Company licenses more of its software.

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

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the second quarter of fiscal 1998, Selling, General and Administrative expenses decreased to $2,109,586 compared with $2,353,707 in the comparable prior quarter and decreased to $4,575,807 in the first six months compared with $4,923,942 in the comparable prior period. For the second quarter and six months, Selling, General and Administrative expenses include a charge of $160,522 related to the expiration of the Lanier Remarketing Agreement. The reductions in Selling, General and Administrative expenses compared to the comparable prior periods reflects the reduced expenses (including salaries, travel, advertising) to a level commensurate with anticipated, near term revenues.

Product Research and Development

Product research and development expenses consist primarily of: compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. At July 31, 1998, the product research and development staff consisted of twenty-five employees compared with twenty-nine employees at July 31, 1997. However, the Company supplements its development staff through the use of independent contractors and software development firms. Research and development expenses in the first quarter of fiscal 1998 increased to $1,450,491 as a result of stepped-up development efforts related to the many new products recently released. Research and development expenses for the second quarter were $948,122, reflecting the use of fewer contractors and reduced staffing subsequent to completion of major projects. Over the last several months LanVision released upgrades to ChartVision and provided the general release of On-Line Chart Completion, Enterprisewide Correspondence, OmniVision(TM), WebView(TM), and new Document Capture System(TM) modules. These new releases have enabled LanVision to offer an expanded product portfolio to new customers and allowed existing customers to expand their use of the LanVision systems. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $198,000 of product research and development costs in the first six months of fiscal 1998 and 1997.

Interest income consists primarily of interest on investment securities. The decrease in interest income results from the sale of investment securities to fund operations and acquire fixed assets.

Interest expense relates to the new long-term debt (see Item 1, Note 4 of Notes to Financial Statements).

Net loss

The net loss for the second fiscal quarter of 1998 was $2,911,003 ($.33) compared with a net loss of $3,531,223 ($.40) in the second quarter of 1997. The net loss for the first six months of 1998 was $6,047,088 ($.69) compared with a net loss of $6,376,930 ($.72) in the first six months of 1997. The decrease in the net losses for the periods results primarily from the increased margins on systems sales, with a higher mix of LanVision proprietary software, reductions in selling, general and administrative expenses and product research and development. Excluding the $673,845 operating loss of the new VHS division, the $243,855 in special charges mentioned above and the $300,000 restructuring charge, LanVision's operating loss for the three months ended July 31,1998 was $1,720,169, a significant improvement when compared with an operating loss of $3,814,479 in the corresponding quarter of 1997.

In spite of the less than anticipated number of new customer agreements signed in the past six months, management continues to believe that the healthcare document imaging and workflow market is going to be a significant market. Management believes it has made the investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth.

Since commencing operations in 1989, the Company has from time to time incurred operating losses. Although the Company achieved profitability in fiscal years 1992 and 1993, the Company incurred a net loss in fiscal years 1994 through 1997. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.


LIQUIDITY AND CAPITAL RESOURCES


Since its inception in 1989, LanVision has funded its operations, working capital needs and capital expenditures primarily from a combination of cash generated by operations, a 1994 private placement of convertible redeemable preferred stock and an initial public offering and borrowings, including in July, 1998, a $6,000,000 loan ( see Item 1, Note 4 of the Notes to Financial Statements).


The Company's customers typically have been well-established hospitals or medical facilities with good credit histories, and payments have been received within normal time frames for the industry. Agreements with customers often involve significant amounts, and contract terms typically require customers to make progress payments.

The Company has no significant obligations for capital resources, other than noncancelable operating leases in the total amount of approximately $2,500,000, payable over the next six years. However, the VHS service bureau operation will need to acquire additional software and equipment as VHS adds additional hospitals and clinics to its customer base. The centralized data center has been originally configured to serve approximately fifty hospitals, with significant expansion capabilities. However, for each customer, VHS establishes one or more onsite document capture centers and provides the equipment. Each document capture center is expected to require approximately $125,000 of equipment. Also, because VHS charges for its services on a per transaction basis, LanVision's cash flow for capital and operating expenses will normally be greater than cash inflows until customers begin to use the system at anticipated normal volumes for a period of time.

Over the last two years, the Company's revenues have been less than the Company's internal plans. However, during the same time period, the Company has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses as the Company expanded its operations in anticipation of significant revenue growth. This has resulted in significant net cash outlays over the last two years. Accordingly, to achieve profitability, and positive cash flow, it is necessary for the Company to increase revenues. Management believes that the recent general release of the products described above under "Product Research and Development" has significantly strengthened the product portfolio. Additionally, the SMS Remarketing Agreement has significantly expanded the sales distribution capabilities, and management believes that market opportunities are such that the Company should be able to increase its revenues in the second half of fiscal 1998. However, there can be no assurance the Company will be successful in increasing its revenues. At July 31, 1998, the Company had unrestricted cash and investments of $5,869,896. Investments consist primarily of U.S. Government obligations with maturities ranging from one month to twelve months.

Management believes existing cash balances and investment securities and revenues from operations will be sufficient to meet its liquidity and capital spending requirements. However, in the event revenues do not increase over the next two quarters, management may need to secure additional borrowings or other equity financing. Any additional borrowings will require lender approval. However, if such financing is not secured, management may need to significantly reduce and/or defer operating and capital expenditures. These actions could have an adverse affect on future operating performance.

To date, inflation has not had a material impact on the Company's revenues or income.


SIGNED AGREEMENTS - BACKLOG

At July 31, 1998, the Company's customers had entered into agreements for systems and related services (excluding support and maintenance, and transaction based revenues for VHS) which had not yet been delivered, installed and accepted which, if fully performed, would generate sales of approximately $8,300,000. See "Results of Operations: General" for a description of the Company's agreements with customers. The systems and services related to the agreements are expected to be delivered or performed, based upon customer implementation schedules, over the next two to three years.

The Company's agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance services on a monthly, quarterly or annual basis.

In addition, the VHS division has entered into an agreement, which is expected to generate revenues in excess of $5,500,000 over the remaining life of the contract.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its cash balances, in excess of its current needs, in U.S. Government Securities. The Company does not invest for the purposes of trading in securities, however, the portfolio is managed and invested for maximum return on the investment. The marketable securities at July 31, 1998, which are recorded at a fair value of $7,021,980 and include unrealized gains of $14,887, have exposure to price risk. This risk is estimated, absent any economic justification for the selection of a different amount, as the potential loss in fair value resulting from a hypothetical 10% adverse change in price quoted by dealers and amounts to $702,198.
Actual results may differ.

The fair market values of investment securities are based on the quoted market prices at the reporting date for those investments. The estimated fair market value of investment securities by contractual maturity at July 31, 1998 is as follows: $7,021,980 in 1998.

Part II.      OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

The Company is not currently engaged in any litigation.

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS


(c)    Sale of Unregistered Securities

      In connection with the issuance of a $6,000,000 note, ( see Part I, Item 1, Note 4 of the Notes to financial Statements) the Company issued a warrant to purchase 750,000 shares of common stock of the Company at $3.87 per share at any time after May 16, 1999 through July 16, 2008. The warrant is subject to the customary antidilution and registration rights provisions.


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

                  Construction of plant, building and facilities                              $          -
                  Purchase and installation of machinery and equipment                        $  6,834,482
                  Purchase of real estate                                                     $          -
                  Acquisition of other business(es) - purchase of in process
                    research and development                                                  $    400,000
                  Repayment of indebtedness                                                   $  1,110,266
                  Working capital                                                             $  3,432,736  *
           Expanded Staff, facilities, advertising, and
                    software development                                                      $ 22,097,110  *
                  Repurchase of treasury stock                                                $    430,188

                  *Represents estimates.

Item 3. DEFAULTS ON SENIOR SECURITIES

The Company is not in default under its existing Loan Agreement

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

       10(a) Severance Agreement between LanVision Systems, Inc. and Alan J. Hartman

       10(b) Severance Agreement between LanVision Systems, Inc. and Robert F. Golden

       11       Computation of Earnings (Loss) Per Common Share

       27       Financial Data Schedule

(b)   Reports on Form 8-K

     On July 24, 1998 the Company filed a Form 8-K, reporting under Item 5, disclosing that the Registrant borrowed $6,000,000 pursuant to a term loan received from The HillStreet Fund, L.P. and made on July 17, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LANVISION SYSTEMS, INC.

DATE:     September 10, 1998       By:  /s/ J. BRIAN PATSY
      ---------------------------       ----------------------------------------
                                        J. Brian Patsy
                                        Chief Executive Officer and
                                        President


DATE:     September 10, 1998       By:  /s/ THOMAS E. PERAZZO
      ---------------------------       ----------------------------------------
                                        Thomas E. Perazzo
                                        Vice President, Chief Operating Officer,
                                        Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

                                                                                                            Sequential
   Exhibit No.                                            Exhibit                                            Page No.
   -----------                                            -------                                            --------

       10(a)       Severance Agreement between LanVision Systems, Inc. and
                   Alan J. Hartman                                                                               25

       10(b)       Severance Agreement between LanVision Systems, Inc. and
                   Robert F. Golden                                                                              29

       11          Computation of Earnings (Loss) Per Common Share.....................................          34

       27          Financial Data Schedule ............................................................          35