Form 10-Q
period 1998-10-31
LANVISION SYSTEMS INC
filed 1998-12-11
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998
                                                        or

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

         Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of December 11, 1998: 8,814,520.

         This report consists of 29 pages, and the Exhibit Index appears on page 23.



                                                 TABLE OF CONTENTS


                                                                                                                     Page

Part I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements.......................................................        3

             Condensed Consolidated Balance Sheets at October 31, 1998 and January 31, 1998....................        3

             Condensed Consolidated Statements of Operations for the three and nine months ended October 31,
             1998 and 1997.....................................................................................        5

             Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 1998 and
             1997..............................................................................................        6

             Notes to Condensed Consolidated Financial Statements..............................................        7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.............
                                                                                                                      10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk........................................       21

Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings.................................................................................       21

Item 3.      Defaults on Senior Securities.....................................................................       21

Item 5.      Other Information.................................................................................       21

Item 6.      Exhibits and Reports on Form 8-K..................................................................       22

             Signatures........................................................................................       22



PART I.       FINANCIAL INFORMATION
Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                              LANVISION SYSTEMS, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      Assets
                                                                                      (Unaudited)             (Audited)
                                                                                      October 31,            January 31,
                                                                                         1998                   1998
                                                                                  --------------------   --------------------
  Current assets:
      Cash and cash equivalents                                                   $     1,371,953        $     2,142,881
      Investment securities                                                             5,014,435              5,074,258
      Accounts receivable, net of allowance for doubtful
          accounts of $310,000 and $265,000, respectively                               3,132,826              2,992,987
      Unbilled receivables                                                              2,940,027              1,135,365
      Other                                                                             1,276,603              1,179,603
                                                                                  --------------------   --------------------
            Total current assets                                                       13,735,844             12,525,094

  Property and equipment:
      Computer equipment                                                                4,406,425              3,876,962
      Computer software                                                                   588,441                487,841
      Office furniture, fixtures and equipment                                          1,515,654              1,424,036
      Leasehold improvements                                                              949,490                931,020
                                                                                  --------------------   --------------------
                                                                                        7,460,010              6,719,859
      Accumulated depreciation and amortization                                        (2,868,189)            (1,563,202)
                                                                                  --------------------   --------------------
                                                                                        4,591,821              5,156,657
  Investment securities                                                                         -              3,834,908
  Capitalized software development costs, net of accumulated
    amortization of $878,561 and $661,896, respectively                                   692,368                612,033
  Other                                                                                    87,046                 71,430
                                                                                  --------------------   --------------------
                                                                                  $    19,107,079        $    22,200,122
                                                                                  ====================   ====================



See Notes to Condensed Consolidated Financial Statements.


                                              LANVISION SYSTEMS, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                   Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity

                                                                                            (Unaudited)               (Audited)
                                                                                            October 31,              January 31,
                                                                                               1998                     1998
                                                                                         ------------------       ------------------
Current liabilities:
  Accounts payable                                                                       $       319,172          $     1,631,941
  Accrued compensation                                                                           581,435                  943,221
  Accrued other expenses                                                                       2,281,264                1,746,883
  Deferred revenues                                                                            1,053,187                1,061,996
                                                                                         ------------------       ------------------
        Total current liabilities                                                              4,235,058                5,384,041

Long-term debt                                                                                 6,000,000                        -
Long-term accrued interest                                                                       231,833                        -

Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                                                        -                        -

Stockholders' equity:
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 8,896,500 shares issued                                                           88,965                   88,965
  Capital in excess of par value                                                              35,102,459               35,110,817
  Treasury stock, at cost, 81,980 and 90,500 shares, respectively                               (389,692)                (430,188)
  Accumulated other comprehensive income                                                          25,152                   75,203
  Accumulated (deficit)                                                                      (26,186,696)             (18,028,716)
                                                                                         ------------------       ------------------
        Total stockholders' equity                                                             8,640,188               16,816,081
                                                                                         ------------------       ------------------
                                                                                         $    19,107,079          $    22,200,122
                                                                                         ==================       ==================





See Notes to Condensed Consolidated Financial Statements.



                                              LANVISION SYSTEMS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Three and Nine Months Ended October 31,

                                                    (Unaudited)



                                                                  Three Months Ended                  Nine Months Ended
                                                           ---------------------------------   ---------------------------------

                                                                1998              1997              1998              1997
                                                           ---------------   ---------------   ---------------   ---------------
  Revenues:
      Systems sales                                        $   1,307,886     $  1,160,116      $   4,979,826     $   2,758,963
      Service, maintenance and support                         1,276,852        1,168,599          4,047,450         3,251,731
      Service bureau operations                                  251,591                -            422,305                 -
                                                           ---------------   ---------------   ---------------   ---------------
          Total revenues                                       2,836,329        2,328,715          9,449,581         6,010,694

  Operating expenses:
      Cost of systems sales                                      315,912          493,633          1,525,768         1,658,513
      Cost of service, maintenance and support                 1,340,522        1,276,395          4,298,875         3,630,152
      Cost of service bureau operations                          755,534                -          2,103,374                 -
      Selling, general and administrative                      1,516,922        2,205,518          6,092,729         7,129,460
      Product research and development                           722,443        1,304,364          3,121,056         3,534,214
      Restructuring expense                                            -                -            300,000                 -
                                                           ---------------   ---------------   ---------------   ---------------
          Total operating expenses                             4,651,333        5,279,910         17,441,802        15,952,339
                                                           ---------------   ---------------   ---------------   ---------------
  Operating (loss)                                            (1,815,004)      (2,951,195)        (7,992,221)       (9,941,645)
  Interest income                                                 94,112          287,484            291,741           901,005
  Interest expense                                               390,000                -            457,500                 -
                                                           ---------------   ---------------   ---------------   ---------------
  Net (loss)                                               $  (2,110,892)    $ (2,663,711)     $   8,157,980     $  (9,040,640)
                                                           ===============   ===============   ===============   ===============

  Basic net (loss) per common share                        $     (.24)       $    (.30)        $       (.93)     $    (1.02)
                                                           ===============   ===============   ===============   ===============
  Diluted net (loss) per common share                      $     (.24)       $    (.30)        $       (.93)     $    (1.02)
                                                           ===============   ===============   ===============   ===============

  Number of shares used in per common share computations       8,814,520        8,806,000          8,809,856         8,834,716
                                                           ===============   ===============   ===============   ===============




See Notes to Condensed Consolidated Financial Statements.



                                              LANVISION SYSTEMS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Nine Months Ended October 31,

                                                    (Unaudited)
                                                                                        1998                 1997
                                                                                  ------------------   ------------------
  Operating activities:
  Net (loss)                                                                      $    (8,157,980)     $    (9,040,640)
  Adjustments to reconcile net (loss) to net cash
    (used for) operating activities:
       Depreciation and amortization                                                    1,521,653              722,732

  Cash provided by (used for) assets and liabilities:
       Accounts and unbilled receivables                                               (1,944,501)            (233,563)
       Other current assets                                                               (97,000)            (762,452)
       Accounts payable and accrued expenses                                           (1,140,175)             300,429
       Deferred revenues                                                                   (8,809)             695,412
       Long-term accrued interest                                                         231,833                    -
                                                                                  ------------------   ------------------
  Net cash (used for) operating activities                                             (9,594,979)          (8,318,082)

  Investing activities:
  Purchases of investment securities                                                   (9,836,409)         (20,990,860)
  Sales of investment securities                                                       13,681,089           31,828,880
  Purchases of property and equipment                                                    (740,151)          (1,742,328)
  Capitalization of software development costs                                           (297,000)            (297,000)
  Other                                                                                   (15,616)             (34,046)
                                                                                  ------------------   ------------------
  Net cash provided by investing activities                                             2,791,913            8,764,646

  Financing activities:
  Proceeds of long-term debt                                                            6,000,000                    -
  Sale of treasury stock to employee stock purchase plan                                   32,138                    -
  Purchase of treasury stock                                                                    -             (430,188)
                                                                                  ------------------   ------------------
  Net cash provided by (used for) financing activities                                  6,032,138             (430,188)
                                                                                  ------------------   ------------------

  Increase (decrease) in cash                                                            (770,928)              16,376
  Cash and short term cash equivalents at beginning of period                           2,142,881              664,223
                                                                                  ------------------   ------------------
  Cash and short term cash equivalents at end of period                           $     1,371,953      $       680,599
                                                                                  ==================   ==================

  Supplemental cash flow disclosures:
      Income taxes paid                                                           $             -      $             -
      Interest paid                                                               $       152,000      $             -




See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three and nine months ended October 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1999.

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

Revenue recorded in excess of milestone billings is recorded as unbilled receivables. The increase in unbilled receivables is due to an increase in new sales contracts, royalties due in accordance with the terms of the Remarketing Agreement with Shared Medical Systems Corporation (See Results of Operations), and the implementation of additional phases of existing contracts.

Other current assets consist primarily of prepaid expenses, including commissions, and acquired software and hardware awaiting installation. The increase at October 31, 1998, results primarily from prepaid expenses related to the long-term debt (see note 4) which is being amortized over the life of the loan.

The increase in property and equipment relates primarily to the purchase of equipment for the service bureau operations, which went on-line in the first half of fiscal 1998.

The decrease in accounts payable is due to a reduction in purchases of hardware and third-party software for resale and reduced levels of capital expenditures in the current quarter compared with the quarter ended January 31, 1998.

The decrease in accrued compensation results from a smaller accrual for bonuses.

The increase in accrued other expenses results from an increase in reserves for the possible settlement of contractual issues relating to certain aspects of implementation on several contracts.

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

In connection with the issuance of the note, the Company issued Warrants to purchase 750,000 shares of common stock of the Company at $3.87 per share at any time after May 16, 1999 through July 16, 2008. The Warrants are subject to the customary antidilution and registration rights provisions.

Under the terms of the loan agreement, the Company has guaranteed the lender that the increase in the market value of the stock underlying the Warrants, at the time of loan maturity, over the exercise price plus the 12% interest paid on the loan will yield the lender a 25% compound annual return. If the yield from the Warrants plus interest paid does not provide the lender with the guaranteed return, the Company is required to pay the additional amount in cash at the time of maturity. Should the Company exercise its prepayment option in July, 2002, then the minimum guaranteed rate of return is increased to 30%. However, to the extent that the computed minimum compound annual rate of return exceeds 30% at the date of the prepayment, the Company has the right to cancel up to 150,000 warrants.

In addition, the founders and majority shareholders of the Company have consented to certain restrictions on the sale or transfer of their shares.

Maturities of long-term debt are as follows: fiscal years 1999 & 2000, $-0-; 2001, $1,000,000; 2002, $2,000,000; 2003, $2,000,000; 2004, $1,000,000.

The Company was in compliance with all of the terms and conditions of the loan agreement as of October 31, 1998.

Note 5 - STOCKHOLDERS' EQUITY

The Company has reserved 2,271,321 shares of Common Stock for issuance as follows: 750,000 shares for issuance upon exercise of the Warrants issued in connection with the long-term debt (see Note 4), and 1,521,321 shares for issuance in connection with various Stock Option Plans and the Employee Stock Purchase Plan.

On June 30,1998, 8,520 shares of Treasury Stock were sold to the Employee Stock Purchase Plan. The $8,358 loss on the sale of the Treasury Stock has been recorded as a reduction of capital in excess of par value in the Stockholders' Equity.

Note 6 - STOCK OPTIONS

During the first nine months of the current fiscal year, the Company granted 248,000 stock options at the weighted average exercise price of $3.00 per share under the 1996 Employee Stock Option Plan. During the same period 24,875 options were forfeited under all plans.

Note 7 - RESTRUCTURING EXPENSE

During the second quarter, the company restructured certain aspects of its operations to flatten the management structure, reduce expenses in all areas, and, at the same time, improve customer service. Accordingly, the Company accrued $300,000 for the anticipated costs of severance and related taxes and fringe benefits for the reduction of the work force by 16 people. The liability was recorded as a current liability at the end of the second quarter and substantially all of the liability was paid during the third quarter. As LanVision has completed certain of its major software development projects, the Company has been able to reduce its staff and the use of outside contractors in product development.

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

Note 9 - COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Accordingly, the Company has accounted for the unrealized holding gains on available-for-sale securities in accordance with this new accounting standard, as follows:

                                             Three months ended October 31,             Nine months ended October 31,
                                           ------------------------------------       -----------------------------------
                                                1998                 1997                 1998                 1997
                                           ---------------       --------------       --------------       --------------

Net (loss)                                 $   (2,110,892)       $  (2,663,711)       $ (8,157,980)        $  (9,040,640)

Unrealized holding gains (losses)
  arising during the period                        12,023                8,661               6,393               119,240

Reclassification adjustment for
  gains included in Net (loss)                     (1,758)             (23,200)            (56,444)              (88,858)
                                           ---------------       --------------       --------------       --------------
Comprehensive (loss)                       $   (2,100,627)       $  (2,678,250)       $ (8,208,031)        $  (9,010,258)
                                           ===============       ==============       ==============       ==============



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained herein, this Discussion and Analysis, as well as other Items in this Form 10-Q, contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements, included herein. These risks and uncertainties include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell LanVision products, the ability of the Company to control costs, availability of products produced from third party vendors, the healthcare regulatory environment, healthcare information systems budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, Year 2000 Compliance priorities, fluctuations in operating results and other risks detailed from time to time in the LanVision Systems, Inc. filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

The Company's revenues are derived from: the licensing and sale of systems comprising LanVision software and third-party software and hardware components; product support, maintenance and professional services; and service bureau operations (outsourced data center operations). Professional services include implementation and training, project management and custom software development and currently are provided only to the Company's customers with installed systems or who are in the process of installing systems. Revenues from professional services, maintenance and support services, typically are expected to increase as the number of installed systems increase. The Company earns its highest margins on proprietary LanVision software and the lowest margins are on third-party hardware. Systems sales to customers may include differing configurations of software and hardware, resulting in varying margins among contracts. The margins on professional services revenues are expected to fluctuate based upon the negotiated terms of the agreement with each customer and the Company's ability to fully utilize its professional services, maintenance and support services staff. Revenues from the Company's service bureau operations, which provides high quality, transaction-based document imaging/management services from a centralized data center, commenced in the first quarter of fiscal 1998 and are expected to increase as the number of hospitals outsource services to the Company's Virtual Healthware Services division (VHS). Additionally, revenue from each VHS customer is expected to increase as the volume of archived historical data increases and retrievals of data increase as the systems are fully implemented within a healthcare facility.

Sales are made by the Company's direct sales force and through a Remarketing Agreement with Shared Medical Systems Corporation.

On February 23, 1998, the Company entered into a Remarketing Agreement with Shared Medical Systems Corporation ("SMS"). Under the terms of the agreement, SMS was granted an exclusive worldwide license to distribute ChartVision(R), On-Line Chart Completion(TM) and Release of Information (ROI)(TM) (formerly called Enterprisewide Correspondence(TM)) to the SMS customer base and prospect base, as defined in the agreement, and a non-exclusive license to distribute all other LanVision products. If SMS distributes any other electronic medical record product competing with LanVision's products, the Company may terminate the SMS Remarketing Agreement.

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

On August 18, 1998, the Company announced that SMS had completed its first sale of ChartVision, which included a license for more than 250 concurrent users.

In 1996, the Company entered into a non-exclusive Remarketing Agreement with Lanier Worldwide, Inc. (Lanier). Under the terms of the Agreement, Lanier was entitled to market and distribute ChartVision, On-Line Chart Completion and related products throughout North America. Through April 30, 1998, Lanier had licensed the Company's products to two customers. The Remarketing Agreement expired and has not been extended. Under the terms of a settlement with Lanier, LanVision has no ongoing royalty obligation to Lanier. LanVision refunded to Lanier $131,250 of development fees related to porting certain software to the Lanier platform. This liability had been previously accrued. Additionally, the Company forgave $210,385 of receivables due from Lanier, and of this $160,521 was charged to expense in the second quarter and $49,864 charged to expense in the third quarter.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. Throughout 1996, 1997 and the first nine months of 1998, the Company has experienced extended sales cycles, and sales in each year have been less than the Company's internal plans. It is common for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter to quarter results. Furthermore, healthcare organizations are assessing and implementing many new technology solutions, Year 2000 Compliance, etc., and although many of these systems do not compete with the LanVision products, these systems do compete for capital budget dollars and the available time of information system personnel within the healthcare organizations. The LanVision agreements cover the entire implementation of the system and specify the implementation schedule, which typically takes place in phases. The agreements generally provide for the licensing of the Company's proprietary software and third-party software with a one-time perpetual license fee that is adjusted depending on the number of workstations using the software. Third-party hardware is sold outright, with a one-time fee charged for installation and training. Interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis.

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


YEAR 2000 COMPLIANCE

The Year 2000 Compliance issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's internal use computer programs and hardware as well as its software products that are date sensitive may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities for both the Company and its customers who rely on its products.


The Company is actively engaged in, but has not yet completed, reviewing, correcting and testing all of the Year 2000 Compliance issues. Based on the current, albeit incomplete review and remediation, the Company has determined that it will be required to modify or replace some of its internal use software and hardware, modify certain existing software products including third-party software so that they will function properly, as a system, with respect to dates in the Year 2000 and thereafter.

The Company presently believes that with modifications to its products and third-party software and the replacement of internal use software and non-compatible hardware, the Year 2000 Compliance issue will not pose significant operational problems for the Company or its customers. However, if such modifications and replacements are not made, or not completed timely, the Year 2000 Compliance issue could have a material impact on the Company and its customers.

The Company has divided the Year 2000 Compliance issue into two areas: software products and systems sold to customers; and internal use software and hardware.

With regard to software products sold to customers, the Company has: completed the overall Year 2000 Compliance remediation plan; made a preliminary review of the existing software code; corrected all known Year 2000 code problems; and developed a test plan. The testing of the revised code and the Year 2000 compliant third-party software products that are requirements of the overall LanVision System has begun and, based upon the test results, the code may need further revisions, with re-testing in successive iterations, until such time as all of the components are determined to be Year 2000 compliant. Based on current estimates, the above phases should be completed by December 31, 1998.

The Company has begun the integration testing phase of the various components of the system, LanVision software, third-party software and the major hardware components, for compatibility and interoperability as they relate to the Year 2000 Compliance issue. Based on current estimates, the above integration-testing phase should be completed by December 31, 1998. The Company will then deliver revised Year 2000 compliant software to its customers for testing at the customer sites using the customers then current hardware configurations. The Company believes that Year 2000 compatible equipment is available for acquisition by customers, if necessary, to ensure installed systems operate properly.

Should the LanVision systems sold to customers not be timely modified to be Year 2000 compliant, the most likely worst case scenario would be that customers could: suspend use of the system until such time as the Year 2000 Compliance issues are remediated; or continue to use the systems with reduced functionality. However, based upon current information and the time remaining to complete the remediation, the Company believes that the risk of such occurrence is minimal. Contingency plans have not yet been developed. However, contingency plans will be developed if they are needed.

With regard to the Company's service bureau operations, the Company has determined that its systems and equipment are Year 2000 compliant except for LanVision software products discussed above, which are in the process of remediation, and telecommunications services provided by outside vendors. The Company is in the process of determining the Year 2000 Compliance issues that could affect operations should the telecommunications vendors not be compliant. Without Year 2000 compliant LanVision software and telecommunications, the service bureau operations will not be able to provide current levels of services to its customers and no contingency plan has yet been developed. However, contingency plans will be developed if they are needed.

With regard to internal use software and hardware, the Company has reviewed substantially all of the internal use software and equipment, and has determined that a small amount of older computer equipment must be replaced, but the type and amount are not significant and will be replaced in the ordinary course as systems are upgraded. With regard to third-party software, it has been determined that some software is not compliant and will need to be upgraded as vendors provide Year 2000 compliant versions. The company also utilizes third-party vendors for processing data and payments, e.g. payroll services, 401(k) plan administration, check processing, medical benefits processing, etc. The Company has initiated communications with its vendors to determine the status of their systems. Should these vendors not be compliant in a timely manner, the Company may be required to process transactions manually or delay processing until such time as the vendors are Year 2000 compliant. No contingency plan has yet been developed. However, contingency plans will be developed if they are needed.

The Company will utilize both internal and external resources to reprogram, or replace and test its software products for the Year 2000 modifications. The Company anticipates completing the Year 2000 Compliance project as soon as practical, but not later than December 31, 1998, which is prior to any anticipated impact. The total cost of the Year 2000 project is not considered to be material, and will be funded through existing cash resources and future operating cash flows. The requirements for the correction of Year 2000 Compliance issues and the date on which the Company believes it will complete the Year 2000 Compliance modifications are based on management's current best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and collect all relevant computer codes and similar uncertainties.


The Company has warranted, to certain customers, that its products will be Year 2000 compliant. In addition, provisions of its long-term debt and the Remarketing Agreement with SMS require the Company's products be Year 2000 compliant. Non-compliance with the product warranties, debt covenants and Remarketing Agreement would result in an event of default on the long-term debt and may give rise legal action for breach of contract relating to the product warranties and Remarketing Agreement. Based upon the current best estimate for remediation of the Year 2000 issues, the Company believes the risk is minimal that the Company will not comply with current commitments and internal processing needs.



UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter to quarter as a result of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers' increase. Revenues from the VHS service bureau which commenced operations in the first quarter of 1998, are expected to increase over time, as more hospitals outsource services to VHS, existing customers increase the volume of documents stored on the systems, and the number of retrievals increase. Because a significant percentage of the Company's operating costs are expensed as incurred, a variation in the usage of VHS services, the timing of systems sales and installations and the resulting revenue recognition, can cause significant variations in operating results from quarter to quarter.

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


REVENUES

Revenues for the third fiscal quarter ended October 31, 1998, were $2,836,329, a 22% increase, compared with $2,328,715 in the comparable quarter of 1997.

Revenues for the first nine months ended October 31, 1998, were $9,449,581, a 57% increase, compared with $6,010,694 in the comparable period of 1997.

Although revenues for the three and nine months ended were greater than the corresponding periods in fiscal 1997, revenues for the periods were less than the Company's internal plan.

During the first quarter, the Company signed one new contract with Christiana Care Health Services. During the second quarter, SMS signed its first contract to sell ChartVision, and in the third quarter LanVision signed one new contract with the Medical University of South Carolina. Through the first nine months of 1998, the Company recognized approximately $2,600,000 of revenues from these three contracts. The remaining systems sales revenues during the nine months came from implementation of previously signed agreements (backlog) and from add-on sales to existing customers. During the first quarter, the Company's newly formed Virtual Healthware Services division began operations.

Sales activity has been slower than planned as many healthcare institutions are focused on resolving Year 2000 Compliance problems with legacy systems. Additionally, consolidations and mergers within the healthcare industry and the attendant changes in management have delayed or terminated sales discussions. Additionally, healthcare institutions are assessing and implementing many new technologies. Although many of these systems do not compete with the LanVision products, these systems do compete for capital budget dollars and the available time of information systems personnel within the healthcare industries. Management believes the healthcare industry's focus on Year 2000 Compliance will continue to adversely affect potential sales opportunities for its direct sales force through at least the first half of fiscal 1999. Also, the Remarketing Agreement with Shared Medical Systems Corporation has developed more slowly than expected. However, the recent sales pipeline report is encouraging and LanVision remains optimistic about the long-term revenue potential of this Remarketing Agreement. Management believes revenue from this Remarketing Agreement will represent a greater percentage of the Company's total revenues in the future.

As previously discussed, after an agreement is executed, LanVision does not record revenues until it delivers the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Accordingly, significant variations in revenues can result as more fully discussed under "Uneven Patterns of Quarterly Operating Results." Three customers accounted for approximately 56% of the revenues for the third quarter of 1998 and three customers accounted for 31% of the revenues for the first nine months of 1998.


OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third-party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the third quarter of 1998 and 1997 were 24% and 43%, respectively, and 31% and 60%, respectively for the first nine months of 1998 and 1997. The lower cost reflects the higher mix of LanVision software with higher margins relative to the hardware and third-party software components with lower margins and higher costs. In addition, the cost of systems sales for the nine months includes an $83,333 write off of software previously acquired from a third-party.

Cost of Service, Maintenance and Support

The cost of service, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third-party maintenance contracts. As a percentage of service, maintenance and support revenues, the cost of such service, maintenance and support was 105% and 109% for the third quarter of fiscal 1998 and 1997, respectively and 106% and 112%, respectively, for the first nine months of 1998 and 1997.

The LanVision Customer Support existing staff is sufficient to support the existing customer base. Increases in customers do not require a proportional increase in support staffing or total support costs. The Company's support margins are highest on LanVision's proprietary software. Accordingly, margins are expected to improve as more customers are added.

The LanVision Professional Services staff provides services on a time and material or fixed fee basis. The Professional Services staff has experienced some inefficiencies in the delivery of services, and certain projects have taken longer to complete than originally estimated, thus adversely affecting operating performance. Additionally, the Professional Services staff does spend a portion of its time on non-billable activities, such as developing training courses and developing plans to move to LanVision's new product releases, etc. Management believes the increase in experience of its Professional Services staff and the increase in backlog should improve the overall efficiency and operating performance of this group.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the third quarter of fiscal 1998, Selling, General and Administrative expenses decreased to $1,516,922 compared with $2,205,518 in the comparable prior quarter and decreased to $6,092,729 in the first nine months compared with $7,129,460 in the comparable prior period. For the nine months, Selling, General and Administrative expenses include a charge of approximately $160,000 related to the expiration of the Lanier Remarketing Agreement. The reductions in Selling, General and Administrative expenses is due to decreased staffing levels and reduced expenses in other areas. At October 31, 1998, the Company's sales and marketing staff consisted of ten personnel compared with twenty-nine personnel at October 31, 1997. Additionally, general and administrative staffing at October 31, 1998 was fourteen compared with nineteen at October 31, 1997.

Product Research and Development

Product research and development expenses consist primarily of: compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. At October 31, 1998, the product research and development staff consisted of sixteen employees compared with thirty-one employees at October 31, 1997. However, the Company supplements its development staff through the use of independent contractors and software development firms. Research and development expenses in the first quarter of fiscal 1998 increased to $1,450,491 as a result of stepped-up development efforts related to the many new products recently released. Research and development expenses for the second quarter were $948,122 and $722,443 in the third quarter, reflecting the use of fewer contractors and reduced staffing subsequent to completion of major projects. During the current fiscal year LanVision released upgrades to ChartVision and provided the general release of On-Line Chart Completion, Release of Information (ROI) formerly known as Enterprisewide Correspondence, OmniVision(TM), WebView(TM), and new Document Capture System(TM) modules. These new releases have enabled LanVision to offer an expanded product portfolio to new customers and allowed existing customers to expand their use of the LanVision systems. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $297,000 of product research and development costs in the first nine months of fiscal 1998 and 1997.

Interest income consists primarily of interest on investment securities. The decrease in interest income results from the sale of investment securities to fund operations and acquire fixed assets.

Interest expense relates to the new long-term debt (see Item 1, Note 4 of Notes to Financial Statements).

Net loss

The net loss for the third fiscal quarter of 1998 was $2,110,892 ($.24) compared with a net loss of $2,663,711 ($.30) in the third quarter of 1997. The net loss for the first nine months of 1998 was $8,157,980 ($.93) compared with a net loss of $9,040,640 ($1.02) in the first nine months of 1997. The decrease in the net losses for the periods results primarily from the increased margins on systems sales, with a higher mix of LanVision proprietary software, reductions in selling, general and administrative expenses and product research and development. Excluding the $1,987,258 operating loss of the new VHS division, the $293,718 in special charges mentioned above and the $300,000 restructuring charge, LanVision's operating loss for the nine months ended October 31,1998 was $5,411,245, a significant improvement when compared with an operating loss of $9,941,645 in the corresponding nine months of 1997.

In spite of the less than anticipated number of new customer agreements signed in the past nine months, management continues to believe that the healthcare document imaging and workflow market is going to be a significant market. Management believes it has made the investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth.

Since commencing operations in 1989, the Company has incurred operating losses. Although the Company achieved profitability in fiscal years 1992 and 1993, the Company incurred a net loss in fiscal years 1994 through 1997. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.


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

Over the last several years, the Company's revenues have been less than the Company's internal plans. However, during the same time period, the Company has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses as the Company expanded its operations in anticipation of significant revenue growth. This has resulted in significant net cash outlays over the last two years. Although the Company has increased its revenues, reduced staffing levels and related expenses, and improved operating performance, the Company's expenses continue to exceed its revenues. Accordingly, to achieve profitability, and positive cash flow, it is necessary for the Company to increase revenues or continue to reduce expenses. Management believes that the recent general release of the products described above under "Product Research and Development" has significantly strengthened the product portfolio. Additionally, the SMS Remarketing Agreement has significantly expanded the sales distribution capabilities, and management believes that market opportunities are such that the Company should be able to continue to increase its revenues. However, there can be no assurance the Company will be able to continue to increase its revenues.

At October 31, 1998, the Company had unrestricted cash and investments of $3,986,388. Investments consist primarily of U.S. Government obligations with maturities ranging from one month to twelve months.

In December, 1998, the Company announced that it has retained CIBC Oppenheimer Corporation as a financial advisor to evaluate alternatives for maximizing shareholder value. If over the next six months revenues do not increase, it will be necessary for the Company to reduce operating expenses or secure additional borrowings, which will require lender approval, or other equity financing. CIBC Oppenheimer will assist the Company in this process. However, there can be no assurance the Company will be successful in its efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse affect on future operating performance.

To date, inflation has not had a material impact on the Company's revenues or income.


SIGNED AGREEMENTS - BACKLOG

At October 31, 1998, the Company's customers had entered into agreements for systems and related services (excluding support and maintenance, and transaction based revenues for VHS) which had not yet been delivered, installed and accepted which, if fully performed, would generate sales of approximately $9,000,000. See "Results of Operations: General" for a description of the Company's agreements with customers. The systems and services related to the agreements are expected to be delivered or performed, based upon customer implementation schedules, over the next two to three years.

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


Item 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its cash balances, in excess of its current needs, in U.S. Government Securities. The Company does not invest for the purposes of trading in securities, however, the portfolio is managed and invested for maximum return on the investment. The marketable securities at October 31, 1998, which are recorded at a fair value of $5,014,435 and include unrealized gains of $25,152, have exposure to price risk. This risk is estimated, absent any economic justification for the selection of a different amount, as the potential loss in fair value resulting from a hypothetical 10% adverse change in price quoted by dealers and amounts to $501,444. Actual results may differ.

The fair market values of investment securities are based on the quoted market prices at the reporting date for those investments. The estimated fair market value of investment securities by contractual maturity at October 31, 1998 is as follows: $5,014,435 in 1998.


Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not currently engaged in any litigation.

Item 3. DEFAULTS ON SENIOR SECURITIES

The Company is not in default under its existing Loan Agreement

Item 5. OTHER INFORMATION

On December 2, 1998, the Company announced that it has retained CIBC Oppenheimer Corporation to assist the Company in evaluating several possible strategies to enhance shareholder value and optimize LanVision's position in the marketplace. (See also Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

       10(a) First Amendment to the Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and J. Brian Patsy.

       10(b) First Amendment to the Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Eric S. Lombardo.

       10(c) First Amendment to Loan and Security Agreement between The HillStreet Fund, L.P. and LanVision Systems, Inc.

       11     Computation of Earnings (Loss) Per Common Share

       27     Financial Data Schedule

(b)   Reports on Form 8-K

     None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LANVISION SYSTEMS, INC.

DATE:    December 11, 1998         By:  /s/ J. BRIAN PATSY
      ------------------------          ----------------------------------------
                                        J. Brian Patsy
                                        Chief Executive Officer and
                                        President


DATE:    December 11, 1998         By:  /s/ THOMAS E. PERAZZO
      ------------------------          ----------------------------------------
                                        Thomas E. Perazzo
                                        Vice President, Chief Operating Officer,
                                          Chief Financial Officer and Treasurer


INDEX TO EXHIBITS


   Exhibit No.        Exhibit


       10(a)    #     First Amendment to the Employment Agreement among LanVision Systems, Inc.,
                      LanVision, Inc. and J. Brian Patsy...................................................

       10(b)    #     First Amendment to the Employment Agreement among LanVision Systems, Inc.,
                      LanVision, Inc. and Eric S. Lombardo.................................................

       10(c)          First Amendment to Loan and Security Agreement between The HillStreet Fund, L.P. and
                      LanVision Systems, Inc...............................................................

       11             Computation of Earnings (Loss) Per Common Share......................................

       27             Financial Data Schedule..............................................................



----------------

#  Management Contracts and Compensatory Agreements.
