Form 10-Q/A
period 1998-10-31
LANVISION SYSTEMS INC
filed 1998-12-16
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q/A


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

                                      Three and Nine Months Ended October 31,

                                                    (Unaudited)



                                                                  Three Months Ended                  Nine Months Ended
                                                           ---------------------------------   ---------------------------------

                                                                1998              1997              1998              1997
                                                           ---------------   ---------------   ---------------   ---------------
  Revenues:
      Systems sales                                        $   1,307,886     $  1,160,116      $   4,979,826     $   2,758,963
      Service, maintenance and support                         1,276,852        1,168,599          4,047,450         3,251,731
      Service bureau operations                                  251,591                -            422,305                 -
                                                           ---------------   ---------------   ---------------   ---------------
          Total revenues                                       2,836,329        2,328,715          9,449,581         6,010,694

  Operating expenses:
      Cost of systems sales                                      315,912          493,633          1,525,768         1,658,513
      Cost of service, maintenance and support                 1,340,522        1,276,395          4,298,875         3,630,152
      Cost of service bureau operations                          755,534                -          2,103,374                 -
      Selling, general and administrative                      1,516,922        2,205,518          6,092,729         7,129,460
      Product research and development                           722,443        1,304,364          3,121,056         3,534,214
      Restructuring expense                                            -                -            300,000                 -
                                                           ---------------   ---------------   ---------------   ---------------
          Total operating expenses                             4,651,333        5,279,910         17,441,802        15,952,339
                                                           ---------------   ---------------   ---------------   ---------------
  Operating (loss)                                            (1,815,004)      (2,951,195)        (7,992,221)       (9,941,645)
  Interest income                                                 94,112          287,484            291,741           901,005
  Interest expense                                               390,000                -            457,500                 -
                                                           ---------------   ---------------   ---------------   ---------------
  Net (loss)                                               $  (2,110,892)    $ (2,663,711)     $  (8,157,980)    $  (9,040,640)
                                                           ===============   ===============   ===============   ===============

  Basic net (loss) per common share                        $     (.24)       $    (.30)        $       (.93)     $    (1.02)
                                                           ===============   ===============   ===============   ===============
  Diluted net (loss) per common share                      $     (.24)       $    (.30)        $       (.93)     $    (1.02)
                                                           ===============   ===============   ===============   ===============

  Number of shares used in per common share computations       8,814,520        8,806,000          8,809,856         8,834,716
                                                           ===============   ===============   ===============   ===============





See Notes to Condensed Consolidated Financial Statements.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


       10(a)* First Amendment to the Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and J. Brian Patsy.

       10(b)* First Amendment to the Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Eric S. Lombardo.

       10(c)* First Amendment to Loan and Security Agreement between The HillStreet Fund, L.P. and LanVision Systems, Inc.

       11*     Computation of Earnings (Loss) Per Common Share

       27*     Financial Data Schedule

* previously filed


(b)   Reports on Form 8-K

     None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LANVISION SYSTEMS, INC.


DATE:    December 16, 1998         By:  /s/ J. BRIAN PATSY
      ------------------------          ----------------------------------------
                                        J. Brian Patsy
                                        Chief Executive Officer and
                                        President


DATE:    December 16, 1998         By:  /s/ THOMAS E. PERAZZO
      ------------------------          ----------------------------------------
                                        Thomas E. Perazzo
                                        Vice President, Chief Operating Officer,
                                          Chief Financial Officer and Treasurer