Form 10-K405
period 1999-01-31
LANVISION SYSTEMS INC
filed 1999-04-30
CIK 1008586

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-K

(Mark One)
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1999

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

                          Common Stock, $.01 par value
                                (Title of Class)

                                   (continued)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes / X /   No /  /



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / X /

                                   ----------

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by The Nasdaq Stock Market for the Registrant's Common Stock on April 22, 1999, was $5,668,250.

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of April 22, 1999: 8,814,520.

                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended January 31, 1999, are incorporated by reference into Part II of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Annual Report is not deemed to be filed as a part hereof.

Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999, are incorporated by reference into
Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as a part hereof.

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

                                   ----------

PART I

ITEM 1.  BUSINESS

General

LanVision Systems, Inc. ("LanVision"(TM) or the "Company") is a leading supplier of Healthcare Information Access Systems and services that enable healthcare providers to access, on a real-time basis, all the various forms of clinical and financial patient information from a single permanent health information repository. The Company's solutions integrate a proprietary document imaging platform, application suites, and image and web-enabling tools, that allow for the seamless merger of "back office" functionality with existing Clinical Information Systems at the desktop. The Company offers a robust document imaging/management infrastructure that is built for high volume transaction processing and is optimized for the healthcare industry. In addition to providing the clinician access to information not previously available at the desktop, the Company's applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, the Company has integrated its products with selected systems from Shared Medical Systems Corporation, Cerner Corporation, IDX Systems Corporation, and Oacis Healthcare Holdings Corp. By offering electronic access to all the components of the Medical Record, this integration completes one of the most difficult tasks necessary to provide a true Computer Based Patient Record. The Company's systems deliver on-line enterprisewide access to fully-updated patient information which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm.

The Company's revenues are derived from: the licensing and sale of systems comprising LanVision and third-party software and hardware components, product support, maintenance, professional services, and service bureau operations. Professional services include implementation and training, project management, custom software development and currently are provided only to the Company's customers with installed systems or who are in the process of installing systems. Revenues from professional services, maintenance and support services typically are expected to increase as the number of installed systems increase. The Company earns its highest margins on proprietary LanVision software and the lowest margin is on third-party hardware. Systems sales to customers may include different configurations of software and hardware, resulting in varying margins among contracts. The margins on professional services revenues are expected to fluctuate based upon the negotiated terms of the agreement with each customer and the Company's ability to fully utilize its professional services, maintenance and support services staff. Revenues from the Company's service bureau operations, which provides high quality, transaction-based document imaging/management services from a central data center, are expected to increase as the number of hospitals outsource services to the Company's Virtual Healthware Services division ("VHS"). Additionally, revenue from each VHS customer is expected to increase as the volume of archived historical data increases and retrievals of data increases as the systems are fully implemented within a healthcare facility.

 The systems and service bureau operations enable hospitals and integrated healthcare networks to capture, store, manage, route, retrieve and process vast amounts of clinical and financial patient information. LanVision's systems, which incorporate data management, document imaging/management and workflow technologies, consolidate patient information into a single repository and provide fast and efficient access to patient information from universal workstations located throughout the enterprise, including the point of patient care.


Healthcare Industry Background

Healthcare expenditures continue to grow at a significant rate and approximated $1.0 trillion in 1998, representing approximately 14% of the U.S. Gross Domestic Product. In response to these increases, the healthcare industry is undergoing significant change as competition and cost-containment measures imposed by governmental and private payors have created significant pressures on healthcare providers to control healthcare costs while providing quality patient care. At the same time, the healthcare delivery system is experiencing a shift from a highly fragmented group of non-allied healthcare providers to integrated healthcare networks which combine all of the services, products and equipment necessary to address the needs of healthcare customers. As a result, healthcare providers are seeking to cut costs, increase productivity and enhance the quality of patient care through improved access to information throughout the entire hospital or integrated healthcare network.

Today, the majority of the patient record is paper-based in most hospitals. The inefficiencies of a paper-based record increase the cost of patient care. Physicians often cannot gain access to medical records at the time of patient visits, and users cannot simultaneously access the record when only a single copy of the paper-based patient record is available. In the Company's experience in installing its systems, a typical 500 bed hospital can produce 15,000 to 20,000 pages of new patient information each day even with computerized admission, billing, laboratory and radiology systems, and individual physician document retrieval requests can be as high as 100 documents per physician per day. The volume of medical images in the patient record is expanding as well. In addition to classic images such as x-rays and CAT scans, new image forms such as digitized slides, videos and photographs proliferate. Thus, the ability to store and retrieve images of voluminous paper records and medical images on a timely basis is a critical feature of a complete Computerized Patient Record ("CPR").

In order to simultaneously reduce costs and enhance the level of patient care, hospitals and other healthcare providers are demanding comprehensive, cost-effective information systems that deliver rapid access to fully updated and complete patient information. Traditional Healthcare Information Systems are inadequate because: (i) they do not capture large amounts of the patient record which are paper-based and stored in various sites throughout the enterprise;
(ii) computerized patient data is generated using a variety of disparate systems which cannot share information; and (iii) multimedia medical information such as x-rays, CAT scans, MRI's, video and audio information are frequently inaccessible at the point of patient care. Accordingly, hospitals and other healthcare providers have begun to increase their expenditures. In the tenth Annual Healthcare Information and Management Systems Society ("HIMSS") Leadership Survey Sponsored by IBM in February 1999, 71% of the respondents expected an increase in their information technology budget. Respondents to the survey ranked Year 2000 Compliance conversion and integrating systems in a multi-vendor environment as their two most important priorities. However, implementing a CPR system was ranked as the next highest priority. In addition, only 11% of the hospitals surveyed indicated that they had a fully operational CPR system in place, approximately 25% of the respondents indicated they have developed a plan to implement a CPR system and 32% indicated they have begun to install CPR hardware and software.

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

Also, the HIMSS Leadership Survey indicated that more organizations were outsourcing information technology functions. In 1999, 14% of respondents indicated that they were outsourcing application support compared with 11% in 1998. Additionally, the information technology individuals responding to the HIMSS Leadership Survey indicated that security related to patient records was one of the most important concerns within their institutions.

The LanVision Solution

LanVision's Healthcare Information Access Systems provide solutions for the patient information access needs of hospitals and integrated healthcare networks. LanVision's systems enable medical and administrative personnel to rapidly and efficiently capture, store, manage, route, retrieve and process vast amounts of clinical and financial patient information.

LanVision's systems: (i) capture and store electronic data from disparate hospital information systems through real-time, computerized interfaces; (ii) facilitate the storage of digitized multimedia data and medical images such as x-rays, CAT scans, MRI's, video and audio information; (iii) provide applications for efficiently scanning and automatically indexing paper-based records; (iv) allow storage of a patient's lifetime Medical Record on low cost optical disks which also provides rapid access to high volumes of data enterprisewide; (v) provide workflow automation to facilitate the re-engineering of business processes; and (vi) incorporate physician-oriented interfaces that allow the user to easily locate and retrieve patient information in the hospital or clinical setting, including the point of patient care.

LanVision's Healthcare Information Access Systems provide financial, administrative, and clinical benefits to the healthcare provider and facilitate more effective patient care. These benefits include: improved access to patient information to assist in making informed clinical and financial decisions; reduced costs for administrative personnel due to increased workflow efficiency, as data can be routed within an organization to all users who need to process that information simultaneously or in sequence as required; increased productivity through the elimination of file contention by providing multiple users simultaneous access to patient Medical Records; reduced costs and improved care through the reduction of unnecessary testing and admissions; improved cash flow through accelerated collections and reduction of "technical denials" (which occur when a third-party payor refuses payment because of the provider's inability to substantiate billing claims due to loss of portions or all of the patient record); expedited treatment decisions, and fewer redundant tests as a result of timely access to complete information; fewer Medical Record errors by minimizing misfiled, lost and improperly completed records; and increased security of patient information through improved controls on access to confidential data and the creation of audit trails that identify the persons who accessed or even tried to access such information.

In 1998, LanVision successfully launched its new Virtual Healthware Services Division ("VHS") that utilizes LanVision's web-based browser technology to deliver patient information via a secure Internet/Intranet from a remote central data center to anyone with access to the healthcare network on a real-time basis. LanVision began to construct the central data center in the fourth quarter of fiscal 1997. The data center was completed in the first quarter of fiscal 1998, and VHS began processing customer transactions in April 1998.


The LanVision Strategy

The Company's objective is to continue to be a leading provider of Healthcare Information Access Systems. Important elements of the Company's business strategy include:

Expand Distribution Channels. Management estimates the market for the Company's products is in excess of $1 billion, and the market is less than 10% penetrated. Throughout 1996 and 1997, LanVision increased its sales and marketing staff in anticipation of increased demand for its products. However, revenues were less than the Company's plan in each year. Accordingly, the Company began to cut back its direct sales force in 1998. The shortfall in 1996 through 1998 revenues occurred for a variety of reasons. First, the healthcare industry has not moved forward as quickly as the Company and many others anticipated. For years, healthcare institutions spent significantly less on information systems than other industries. However, despite the need to catch up, existing Healthcare Information Systems personnel are only able to absorb so much new technology. There was a significant amount of new technology to assess, and there were wide differences of opinions on how to prioritize the many information technology projects. Many institutions began by replacing their clinical systems, and looked at the Electronic Medical Record ("EMR") as a secondary priority. Consequently, the Company experienced very long sales cycles, and many cycles ended in no decision. In addition, it took longer for the Company to deliver products such as On-Line Chart Completion(TM) and Release of Information
(ROI)(TM) (formerly Enterprisewide Correspondence(TM)) than originally anticipated, and this adversely affected some existing sales opportunities. Additionally, in 1998, many healthcare organizations were preoccupied with Year 2000 Compliance remediation of their existing systems, and deferred purchase decisions on new systems. Also, throughout 1997 and a good part of 1998, the Company was almost completely dependent upon its direct sales force. Buying decisions at certain hospitals and integrated healthcare delivery networks are influenced by the recommendations of the largest Healthcare Information Systems ("HIS") vendors, including: Shared Medical Systems Corporation ("SMS"), HBO & Company, Cerner Corporation, IDX Systems Corporation, Eclipsys Corporation, etc. It has been difficult for companies with relatively small sales forces to influence the buying decisions as effectively as the major HIS vendors. Prior to the Company's agreement with SMS (see next paragraph), the Company's products were not actively promoted by any of the five largest HIS vendors.

In February 1998, LanVision took a major step forward in improving and expanding its sales distribution when it entered into a Remarketing Agreement with Shared Medical Systems Corporation, one of the leading providers of information technology to the healthcare industry. SMS serves more than 3,500 healthcare organizations throughout North America and Europe, and will sell LanVision's Electronic Medical Records imaging/management and workflow products as an integrated component of the SMS(R) NOVIUS(R) product line.

It is management's intention to develop additional remarketing alliances with other HIS vendors and to explore other means of expanding the Company's distribution channels.

Maintain Technological Leadership through the Development of New Software Applications and Increased Functionality of Existing Applications. LanVision intends to continue its product development efforts and increase the functionality of existing applications along with the development of new applications using document imaging and workflow technologies. In particular, the Company intends to increase the functionality of its web-based applications. (See "WebView(TM) - web enabling tool" described below.) Due to the significant amount of development in 1997 and 1998, management believes fiscal 1999 product development expenses will be somewhat less than in fiscal 1998.

In the second half of 1997 and 1998, the Company completed its development of significant new products, including: On-Line Chart Completion, Release of Information (ROI) (formerly called Enterprisewide Correspondence), WebView, OmniVision(TM), AVRemit(TM), and Document Capture System(TM).

During 1997 and 1998, in addition to the development of new products discussed above, the Company added new functionality to its flagship product ChartVision(R). Additionally, the Company has continued development of a new version of AccountVision(TM), which will share a common database with ChartVision, and this new enhanced version of the product will be released in fiscal 1999. The new version of AccountVision was originally scheduled for release in the first half of fiscal 1998, but was delayed because the development staff has been focused on other development efforts, including integration with SMS products and Year 2000 Compliance remediation.

Management believes only the most robust, flexible, dependable products will survive in the healthcare market, and the Company has attempted to establish itself as the leader in document imaging/management and workflow applications through strong product development.

Image-Enable Clinical Data Repositories and Other Applications Software. Today, healthcare information is often stored on numerous dissimilar host-based and departmental systems that are spread throughout an enterprise and are not integrated. Additionally, these current systems do not address the data stored on paper or the increasing volume of medical images such as x-rays, CAT scans, digitized slides, exploratory scopes, photographs, audio, etc. LanVision believes the efficiencies and productivity of hospitals and integrated delivery networks can be greatly enhanced by seamlessly integrating their historical information systems with document imaging and workflow applications. Physicians, clinicians and other healthcare users then have access to the complete patient record, including the structured data, such as a lab result, and the related unstructured data, such as an x-ray or a doctor's hand written notes. LanVision has image-enabled many popular Clinical Data Repositories, such as those offered by Oacis Healthcare Holdings Corp., IDX Systems Corporation, and Cerner Corporation. LanVision is marketing image enabling through its product OmniVision. LanVision intends to continue to aggressively market its unique image-enabling solutions to end users and other third-party software application providers. OmniVision is in production in several large-scale, enterprisewide applications including over 2,000 workstations at Memorial Sloan-Kettering Cancer Center and is being deployed on over 1,000 workstations at USCF Stanford Healthcare. (See "OmniVision-Image-Enabling Tool" described below.)

Provide Outsourced Information Systems Service Bureau Operations. LanVision established a new division, Virtual Healthware Services ("VHS"), which utilizes LanVision's web-based applications across an Internet/Intranet, to deliver high quality, transaction-based document imaging/management services to healthcare providers from a centrally located data center. The division enables its healthcare customers to achieve enhanced patient care, improved security and accessibility to patient records at significant cost savings with minimal up-front capital investment, maintenance and support costs. Customers realize benefits more quickly, with less economic risk. VHS offers an alternative to a hospital allocating several million dollars in its capital budget to establish an in-house system. This service is made possible through the advancement of web-based technology, state-of-the-art communication technology and advanced software design. International Data Corporation, an information technology market research firm, estimates that, in 1997, the healthcare industry spent approximately $2.9 billion in the United States, and $6.2 billion worldwide, for outsourcing information systems operations, processing services and other information technology related business operations, and is expected to increase at an annual growth rate of 10%.

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

A brief description of the Company's products follows.


The Foundation Suite

The Foundation Suite is a robust document imaging/management infrastructure, built for maximum performance in high document volume settings and optimized for the healthcare industry. The features resident in the Foundation Suite were built around patient oriented objects that result in more efficient code and rapid delivery to market of new applications. The Foundation Suite is designed in a reusable object-oriented environment, utilizing a 32-bit Windows NT-based architecture, that provides the following essential document imaging/management functions: security, auditing, data access, printing/faxing, scheduling, data archiving migration and full problem diagnosis. The Foundation Suite offers the following unique enhanced security and auditing functions that are essential to integrated delivery networks in a multi-entity environment:

- multiple levels of security (administrative, user, patient, document, workstation, physical location, and healthcare entity) configurable by user, workstation and location,

- full audit trails and reporting of every record viewed, printed, faxed, processed or unauthorized login attempts at the patient encounter or document level.


The Input Suite

The Company's Input Suite software is designed to enable healthcare organizations to enter paper-based and electronic information into the entire suite of LanVision products. The Input Suite was specifically designed for high volume healthcare environments to capture healthcare information in the most efficient and error-free manner. The Input Suite includes the following modules: scanning and indexing, OCR (Optical Character Recognition), and COLD (Computer Output to Laser Disk) with forms overlay and custom interfaces. The Input Suite supports the capture, indexing and viewing of over 250 different file formats, bar code recognition, image enhancement and a variety of industry standard document scanners.


The ChartVision Application Suite......a highly evolved Electronic Medical
Record application

The ChartVision application suite provides physicians, clinicians and information management professionals throughout the healthcare enterprise with immediate and simultaneous access to the complete patient record. ChartVision is a highly evolved Electronic Medical Record application suite that provides streamlined processing and fast, easy access to all forms of healthcare information regardless of source. The ChartVision application suite includes the following modules:

         On-Line Chart Completion (OCC)
         Automates the identification of deficiencies in patient charts and electronically routes the incomplete documents to the appropriate medical and administrative personnel for on-line processing, chart completion, electronic signature and reporting. OCC includes proprietary embedded LanVision workflow software, which provides a significant cost advantage over alternative third-party workflow software when deployed throughout the healthcare enterprise.

         Release of Information (ROI)
         Fulfills internal and external requests for information and allows for automatic invoicing capability. ROI also provides the ability to electronically search for, print, mail or fax information to third parties that request copies of patient records. ROI utilizes Eastman Workflow software.

         On-Line Registration Processing
         Provides an interactive, electronic pen-based module that allows patients to read, edit and sign consent forms and other documents on a portable tablet device. The forms are automatically filed in the patient's electronic folder.


The AccountVision Application Suite......a Patient Financial Services
application

The AccountVision application suite is a Patient Financial Services application that enables hospitals and integrated delivery networks to streamline their business services operations from pre-admission and registration through account follow-up and final payment. AccountVision facilitates improved communications by providing immediate and simultaneous access to documents thus promoting prompt responses to patient and third-party inquiries concerning the patient bill and other correspondence. AccountVision's electronic financial folder concept closely integrates patient and non-patient documents to substantially improve productivity in a variety of areas, including secondary billing and claims follow-up. Utilizing the latest workflow technologies, AccountVision helps clients actively manage work in process by monitoring staff workloads, reassigning work to avoid backlogs and focusing work on appropriate revenue-producing tasks.

The AccountVision suite offers a unified database for patient folders (Medical Records) and non-patient folders (Patient Financial Services). The AccountVision application suite includes "Remittance Processing" which is a computer aided data entry application that applies optical character recognition and form recognition/processing technologies to automatically extract payment amounts and calculates adjustments from third-party payer remittance documents.


Virtual Healthware Services - VHS

Virtual Healthware Services became operational in April 1998, to give healthcare providers an even more cost-effective solution to managing patient information. Through its use of Internet/Intranet technology, VHS helps hospitals and integrated delivery networks overcome the barriers of high capital and start-up costs as well as the technological burdens of implementing a document imaging/management and workflow system. VHS delivers document imaging/management and workflow services to its healthcare customers on an outsourced basis from a central data center. Hospitals and integrated delivery systems can therefore take advantage of a private Intranet or the World Wide Web, the lowest cost network infrastructure, for truly enterprisewide, secure access to healthcare information.


AccessANYware(SM)

AccessANYware is an entirely new product offering which will be introduced in 1999. AccessANYware combines the features of the Company's entire product portfolio into a common Graphical User Interface and offers the additional benefit of a unified database for efficient system administration and elimination of redundant data entry.


WebView(TM) - Web-Enabling Tool

The Internet, "thin client" workstations and web-enabled applications have generated enormous excitement in the world of Healthcare Information Systems. Their potential positive impact on the Computerized Patient Record ("CPR") and document imaging is just now being realized. The Company believes these new technologies will combine to create sweeping changes in the way healthcare institutions manage, distribute and view their healthcare information. WebView will utilize the Internet/Intranet to allow remote users to easily access an integrated CPR and Document Imaging System virtually anywhere. The more important benefits include:

-    significantly lower maintenance and staff costs;

-    lower data center investment and operating costs;

- the ability to seamlessly image-enable existing clinical, billing or other third-party information systems; and

-    a higher degree of desktop integration.

WebView uses a familiar Internet browser "look and feel" and combines the platform-independent technologies, open standards and "network-centric" architecture of the Internet with the Company's robust application suites. As an intuitive, flexible, cost-effective, and scaleable product, WebView provides organizations with a "technology bridge" connecting the Company's application suites with innovative Internet/Intranet technologies.


OmniVision - Image-Enabling Tool

LanVision's powerful image-enabling tool (OmniVision) and workflow technology allows healthcare users to immediately and simultaneously access any patient information, including multimedia and paper-based information, through their existing hospital information system applications. As a result, any application across the entire enterprise can be image-enabled, including the host Healthcare Information Systems, patient billing, Clinical Data Repositories, human resources, materials management and other systems. LanVision has image-enabled many popular Clinical Data Repositories, such as those offered by Cerner Corporation, IDX Systems Corporation and Oacis Healthcare Holdings Corp. When the Clinical Data Repository is image-enabled, users can seamlessly access any type of healthcare information on the same workstation and from the same screen display, including the point of patient care. This means that users can view traditional electronic data and images simultaneously on the same screen without signing in and out of multiple applications.

The OmniVision image-enabling tool includes a full automation interface using Object Linking and Embedding and Component Object Modeling standards that allow third-party products to easily make calls to OmniVision. OmniVision is in production in several large-scale, enterprisewide applications including over 2,000 workstations at Memorial Sloan-Kettering Cancer Center and is being deployed on over 1,000 workstations at UCSF Stanford Healthcare.


Professional Services

LanVision provides a full complement of professional services to implement its software applications. The Company believes that high quality consulting and professional implementation services are critical to attracting new customers and maintaining existing customer satisfaction. These services include implementation and training, project management, business process re-engineering and custom software development. The implementation and training services include equipment and software installation, system integration and comprehensive training. The project management services include needs and cost/benefit analysis, hardware and software configuration and business process re-engineering. The custom software development services include interface development and image-enabling other software applications.

The Company continues to focus its research and development efforts to develop new application software and increase the functionality of existing applications. Customer requirements and desires significantly influence the Company's research and development efforts. In 1996 and 1997, LanVision significantly expanded its development efforts. In late 1997 and early 1998, the Company completed many of its major development projects discussed above. Whereupon, the Company began to reduce the use of outside contractors and development staff as projects were completed. Accordingly, the Company intends to further reduce its product development expenses in fiscal 1999, as additional major projects are completed.

Product research and development expense was $3,740,215, $5,553,778 and $1,580,089 in 1998, 1997 and 1996, respectively. The Company capitalized $396,000, $396,000 and $170,000 in 1998, 1997 and 1996, respectively.

Existing Customers

The Company's customers include healthcare providers located throughout the United States. LanVision has implemented or is in the process of implementing one or more of its systems in the following institutions:

       Albert Einstein Health Network, Philadelphia, PA
       Beth Israel Medical Center, New York, NY;
             Phillips Ambulatory Care Center, New York, NY
       Children's Medical Center of Dallas, Dallas, TX
       Christiana Care Health Services, New Castle, DE
       Cox Health Systems, Springfield, MO
       Highland Park Hospital, Highland Park, IL
       Holzer Medical Center, Gallipolis, OH
       Medical College of Georgia, Augusta, GA
       Medical University of South Carolina, Columbia, SC
       Memorial Sloan-Kettering Cancer Center, New York, NY
       OhioHealth Corporation: Grant/Riverside Methodist Hospitals, Columbus, OH ProMedica Health Systems, Toledo, OH
       St. Francis Hospital and Medical Center, Hartford, CT
       Texas Health Resources, Inc.: Harris Methodist Hospital, Fort Worth, TX UCSF Stanford Healthcare, Palo Alto, CA
       University Hospital, Cincinnati, OH
       University of Pittsburgh Medical Center, Pittsburgh, PA

       VHS service bureau customer:

       The Health Alliance, Inc., Cincinnati, OH


In addition to the institutions listed above, Shared Medical Systems Corporation has sold the LanVision Electronic Medical Record suite of products to five organizations as of March 31, 1999.

In fiscal year 1998, Beth Israel Medical Center, Medical University of South Carolina, and Memorial Sloan-Kettering Cancer Center, accounted for 10%, 9%, and 8%, respectively of the Company's total revenues. In fiscal year 1997, Children's Medical Center of Dallas, Beth Israel Medical Center, and Memorial Sloan-Kettering Cancer Center, accounted for 13%, 13%, and 12%, respectively of the Company's total revenues. In fiscal year 1996, University of Pittsburgh Medical Center, Beth Israel Medical Center and University Hospital, accounted for 21%, 17% and 11%, respectively, of the Company's total revenues. The small number of customers and the extended sales cycle have contributed to variability in quarterly and annual operating results. The Company expects that as its customer base continues to increase, and sales through the SMS Remarketing Agreement, the actions of any one customer will have less of an effect on its quarterly and annual operating results.

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

At January 31, 1999, the Company's customers (excluding customers of the Virtual Healthware Services division) had entered into master agreements for systems and services (excluding support and maintenance) which had not yet been delivered, installed and accepted which, if fully performed, would generate sales of approximately $7,000,000, compared with $8,000,000 at the end of fiscal 1997. The systems and services are currently expected to be delivered over the next two to three years. In addition, the Company anticipates approximately $2,000,000 in transaction-based fee revenues for the Virtual Healthware Services division's new client over the four-year life of the contract. Because implementation and service bureau fees are dependent upon the customer's schedule and usage, the Company is unable to predict accurately the amount of revenues in future periods.

The Company's master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly or annual basis. Maintenance and support revenues for fiscal years 1998 and 1997 and 1996 were approximately $2,755,000, $2,151,000 and $1,186,000, respectively.

The commencement of revenue recognition varies depending on the size and complexity of the system, the implementation schedule requested by the customer and usage by customers of the VHS service bureau operations. Therefore, LanVision is unable to accurately predict the revenue it expects to achieve in any particular period. The Company's master agreements generally provide that the customer may terminate its agreement upon a material breach by the Company, or may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company's business, financial condition and results of operations.

Royalties

The Company incorporates software licensed from various vendors into its proprietary software. In addition, third-party, standalone software is required to operate the Company's proprietary software.

The Company licenses these software products, and pays the required royalties and/or license fees when such software is delivered to LanVision's customers.


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

The Company is in the final stages of reviewing, correcting and testing Year 2000 Compliance issues related to its internal use software and hardware and the Company's products, including third-party software components offered for resale.

The Company presently believes the Year 2000 Compliance issue will not pose significant operational problems for the Company or its customers. However, if such final testing and corrections are not completed in a timely manner, the Year 2000 Compliance issue could have a material impact on the Company and its customers.

The Company has divided the Year 2000 Compliance issue into two areas: software products and systems sold to customers and internal use software and hardware.

With regard to software products sold to customers, the Company has: completed the overall Year 2000 Compliance remediation plan; made a review of the existing software code; corrected all known Year 2000 code problems; developed a test plan; and tested the revised code for quality assurance. The Year 2000 quality assurance testing, which included integration testing of LanVision software products and other third-party software and hardware system components, has been completed and where necessary the code was modified. This testing and modification was done in several iterations. All LanVision Year 2000 Compliant software products have been scheduled for Beta testing at a customer site sometime in the first quarter of 1999. If in Beta testing any additional problems are encountered, the software code will be further modified and tested. The Year 2000 Compliant software Beta testing will be performed at selected customer sites using the customer's current hardware configurations. The Company believes that Year 2000 compatible equipment is available for acquisition by customers, if necessary, to ensure installed systems operate properly.

Should the LanVision systems sold to customers not be timely modified to be Year 2000 Compliant, the most likely worst case scenario would be that customers could: suspend use of the system until such time as the Year 2000 Compliance issues are remediated; or continue to use the systems with reduced functionality. However, based upon current information and the time remaining to complete the remediation, the Company believes that the risk of such occurrence is minimal. Contingency plans have not yet been developed. However, if needed, contingency plans will be developed.

With regard to the Company's service bureau operations, the Company has determined that its systems and equipment are Year 2000 Compliant, except for completing the Beta testing of the LanVision software products discussed above and telecommunications services provided by outside vendors. The Company is in the process of determining the Year 2000 Compliance issues that could affect operations should the telecommunications vendors not be compliant. Without Year 2000 Compliant LanVision software and telecommunications, the service bureau operations will not be able to provide current levels of services to its customers and no contingency plan has yet been developed. However, if needed, contingency plans will be developed.

With regard to internal use software and hardware, the Company has reviewed substantially all of the internally used software and equipment, and has determined that a small amount of older computer equipment must be replaced, but the type and amount are not significant and will be replaced in the ordinary course as systems are upgraded. With regard to third-party software, it has been determined that some software is not compliant and will be upgraded, in 1999, as vendors provide Year 2000 Compliant versions. The Company also utilizes third-party vendors for processing data and payments, e.g. payroll services, 401(k) plan administration, check processing, medical benefits processing, etc. The Company has initiated communications with its vendors to determine the status of their systems. The major vendors have advised the Company they are currently Year 2000 Compliant. No contingency plan has been developed. However, if needed, contingency plans will be developed.

The Company will utilize both internal and external resources to reprogram, or replace and test its software products for the Year 2000 Compliance modifications. The Company anticipates completing the Year 2000 Compliance project as soon as practical, but not later than July 31, 1999, which is prior to any anticipated impact. The total cost of the Year 2000 Compliance remediation is not considered to be material (less than $500,000), and the remaining remediation, estimated at less than $200,000, will be funded through existing cash resources and future operating cash flows. The requirements for the correction of Year 2000 Compliance issues and the date on which the Company believes it will complete the Year 2000 Compliance modifications are based on management's current best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and collect all relevant computer codes and similar uncertainties.


The Company has warranted, to certain customers, that its products will be Year 2000 Compliant. If the Company were unable to provide a Year 2000 Compliant solution to the customers, the customers could claim breach of contract and seek available legal remedies. Provisions of the Company's long-term debt agreement and the Remarketing Agreement with SMS required the Company's products be Year 2000 Compliant by December 31, 1998. Although, LanVision's products were modified to be Year 2000 Compliant by December 31, 1998, all Alpha and Beta testing was not completed as of that date. Waivers of compliance have been received from the lender and the Remarketing Agreement with SMS is being amended. If the Company's products are not Year 2000 Compliant by July 31, 1999, and a waiver of compliance from the lender or SMS can not be obtained relative to that date, this would be an event of default of the long-term debt agreement and may give rise to legal action for breach of contract under the SMS Remarketing Agreement. Based upon the current best estimate for remediation of the Year 2000 Compliance issues, the Company believes the risk is minimal that the Company will not comply with current commitments.



Competition

Several companies historically have dominated the Healthcare Information Access Systems market. The industry is currently undergoing consolidation and realignment as companies position themselves to compete more effectively. Strategic alliances between vendors of Healthcare Information Access Systems and vendors of other healthcare systems are increasing. Barriers to entry to this market include technological and application sophistication, the ability to offer a proven product, a well-established customer base and distribution channels, brand recognition, the ability to operate on a variety of operating systems and hardware platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities. The Company believes that these barriers taken together represent a moderate to high level barrier to entry. Foreign competition has not been a significant factor in the market, to date.

The Company's competitors include Healthcare Information Access Systems vendors that are larger and more established and have substantially more resources than the Company. In addition, information and document management companies serving other industries may enter the market. Suppliers and companies with whom LanVision may establish strategic alliances may also compete with LanVision. Such companies and vendors may either individually, or by forming alliances excluding LanVision, place bids for large agreements in competition with LanVision. A decision on the part of any of these competitors to focus additional resources in the image-enabling and other markets addressed by LanVision could have a material adverse effect on LanVision.

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

LanVision believes that its principal competitors are: American Management Systems, Incorporated; IMNET Systems, Inc. (a subsidiary/division of Mekesson HBOC, Inc.); MedPlus, Inc. and Intelus Corporation of the SunGard Healthcare Information Systems Group of SunGard Data Systems, Inc. On March 2, 1998, Eclipsys Corporation, announced that it had entered into an agreement to acquire Intelus Corporation and Med Data Systems, Inc. from SunGuard Data Systems, Inc.


Employees

As of March 31, 1999, LanVision had 68 full-time employees. In addition, the Company utilizes independent contractors to supplement its staff, as needed. None of the Company's employees are represented by a labor union or subject to a collective bargaining agreement. LanVision has never experienced a work stoppage and believes that its employee relations are good.


Liquidity and Capital Resources

Since its inception in 1989, the Company has funded its operations, working capital needs and capital expenditures primarily from a combination of cash generated by operations, a 1994 private placement of convertible redeemable preferred stock, an initial public offering and borrowings, including, a $6,000,000 loan in July, 1998.

The Company's customers typically have been well-established hospitals or medical facilities with good credit histories, and payments have been received within normal time frames for the industry. However, recently some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments.

The Company has no significant obligations for capital resources, other than noncancelable operating leases in the total amount of approximately $2,109,000, payable over the next five years. However, the VHS service bureau operations will need to acquire additional software and equipment as VHS adds additional hospitals and clinics to its customer base. The central data center has been configured to serve approximately fifty hospitals, with significant expansion capabilities. However, for certain new customers VHS will operate one or more onsite document capture centers and will provide the necessary scanning equipment. Each document capture center is expected to require approximately $125,000 of equipment. Also, because VHS charges for its services on a per transaction fee basis, the Company's cash flow for capital and operating expenses will normally be greater than cash inflows until customers begin to use the system at anticipated normal volumes for a period of time.

Over the last several years, the Company's revenues have been less than the Company's internal plans. However, during the same time period, the Company has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses as the Company expanded its operations in anticipation of significant revenue growth. This has resulted in significant net cash outlays over the last three years. Although the Company has increased its revenues, reduced staffing levels and related expenses, and improved operating performance, the Company's expenses continue to exceed its revenues. Accordingly, to achieve profitability, and positive cash flow, it is necessary for the Company to increase revenues or continue to reduce expenses. Management believes that the recent general release of the products described above under "Product Research and Development" has significantly strengthened the product lines. Additionally, the SMS Remarketing Agreement has significantly expanded the sales distribution capabilities, and management believes that market opportunities are such that the Company should be able to continue to increase its revenues. However, there can be no assurance the Company will be able to continue to increase its revenues.

At January 31,1999, the Company had cash and cash equivalents of $5,445,498. Cash equivalents consist primarily of overnight bank repurchase agreements. Under the terms of its loan agreement, the Company has agreed to maintain a minimum cash and investment balance of $2,400,000.

Management has significantly reduced operating expenses throughout 1998, and believes the Company could achieve break-even or profitability in fiscal year 1999, before interest expense, on a revenue increase similar to 1998. However, based upon current expenditure levels and in the absence of increased revenues, the Company would continue to operate at a loss. Accordingly, for the foreseeable future, management will need to continually assess its revenue prospects compared to its current expenditure levels. If it does not appear likely that revenues will increase, it will be necessary to further reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require lender approval. However, there can be no assurance the Company will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse affect on future operating performance.

In December 1998, the Company retained CIBC Oppenheimer Corp. as a financial advisor to help the Company plan for future capital needs and assist the Company with decisions that maximize shareholder value.

To date, inflation has not had a material impact on the Company's revenues or expenses. Additionally, the Company does not have any significant market risk exposure at January 31, 1999.


ITEM 2.  PROPERTIES

The Company's principal administrative and sales offices are located at One Financial Way, Suite 400, Cincinnati, Ohio 45242-5859. The offices consist of approximately 15,300 square feet of space under a lease that expires in August, 2001. The rental expense for these offices approximates $335,000 annually.

The Company also leases office space for its software engineering, research and development, training and documentation operations at 5481 Creek Road, Cincinnati, Ohio 45242-4001. The offices consist of approximately 15,000 square feet of space under a lease that expires in April, 2000. The rental expense for these offices approximates $112,000 annually.

The Company also leases office space for a portion of its software engineering and research and development operations at 5970 Fairview Road, Suite 650, Charlotte, North Carolina 28210-3167. The offices consist of approximately 3,800 square feet of space under a lease that expires in September, 1999. The rental expense for these offices approximates $135,000 annually.

The Company also leases office space for its VHS Data Center and services and support staff at 4700 Duke Drive, Suite 170, Mason, OH 45040-9374. The offices consist of approximately 9,200 square feet of office space and data center under a lease that expires in June, 2003. The rental expense for these facilities approximates $109,000 annually.

The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of the Company's operations. The Company currently has excess facilities (One Financial Way & Fairview Road) and has engaged brokers to sublease or re-negotiate existing long-term lease agreements on these two facilities.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by the Executive Officers of the Company on April 26, 1998 are:

                                                                                          Elected to
            Name            Age                        Position(1)                    Present Position(2)
            ----            ---                        -----------                    -------------------

J. Brian Patsy              48     Chairman of the Board, President,
                                   Chief Executive Officer, and Director                      1989

Eric S. Lombardo            46     Executive Vice President, Director, President of
                                   the VHS Division, and Corporate Secretary                  1989

Thomas E. Perazzo           45     Chief Operating Officer,
                                   Chief Financial Officer, and Treasurer                     1997

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

         J. Brian Patsy is a co-founder of the Company and has served as the President, and a Director since the Company's inception in October, 1989. Mr. Patsy was appointed Chairman of the Board and Chief Executive Officer in March, 1996. Mr. Patsy has over 26 years of experience in the information technology industry.

         Eric S. Lombardo is a co-founder of the Company, has served as a Director since the Company's inception and as Executive Vice President of the Company since May, 1990. Mr. Lombardo has over 24 years of experience in the information technology industry.

         Thomas E. Perazzo joined the Company in January 1996 as Chief Financial Officer. In September 1997, he assumed the additional responsibility of Chief Operating Officer. From 1993 until he joined the Company, Mr. Perazzo served as Controller or Chief Financial Officer of Cincom Systems, Inc., an international software development and marketing company. Prior to 1992, Mr. Perazzo was a partner of KPMG Peat Marwick LLP, in Cincinnati, Ohio. Mr. Perazzo is a Certified Public Accountant (inactive).

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


PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

(a) The Company's Common Stock trades on The Nasdaq Stock Market's National Market under the symbol LANV. The table below sets forth the high and low sales prices for LanVision Systems, Inc. Common Stock for each of the quarters in fiscal years 1998 and 1997, as reported by The Nasdaq Stock Market, Inc.

                                      Fiscal Year 1998                         High       Low
                                      ----------------                         ----       ---

        1st Quarter (February 1, 1998 through April 30, 1998)              $   5.87   $  3.62
        2nd Quarter (May 1, 1998 through July 31, 1998)                        4.62      2.50
        3rd Quarter (August 1, 1998 through October 31, 1998)                  3.37      0.87
        4th Quarter (November 1, 1998 through January 31, 1999)                3.25      0.90
                                      Fiscal Year 1997                         High       Low
                                      ----------------                         ----       ---

        1st Quarter (February 1, 1997 through April 30, 1997)              $   8.00   $  3.37
        2nd Quarter (May 1, 1997 through July 31, 1997)                        6.75      4.50
        3rd Quarter (August 1, 1997 through October 31, 1997)                  8.00      4.62
        4th Quarter (November 1, 1997 through January 31, 1998)                6.75      4.25

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

According to the transfer agent records, the Company has 138 stockholders of record as of April 21, 1999. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to determine with complete accuracy the total number of stockholders represented by these record holders. The Company estimates that it has approximately 2,300 stockholders.

The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future due to the restrictive financial covenants in its long-term debt agreement.

On July 17, 1998, the Company issued a $6,000,000 note, in a private placement, to The HillStreet Fund, L.P., which bears interest at 12%, payable monthly. The note is repayable in quarterly installments of $500,000 commencing October, 2001 through July, 2004. In July, 2002, the Company has a one-time option to prepay, in full, the then outstanding balance of the note. The note is secured by all of the assets of the Company and the loan agreement restricts the Company from incurring additional indebtedness for borrowed money, including capitalized leases, limits certain investments, restricts substantial asset sales, capital expenditures, cash dividends, stock repurchases and mergers and consolidations with unaffiliated entities. In addition, the Company is required to maintain certain financial conditions, including minimum levels of revenues, combined cash and investments and net worth.

In connection with the issuance of the note, the Company issued Warrants to purchase 750,000 shares of Common Stock of the Company at $3.87 per share at any time after May 16, 1999 through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.

Under the terms of the loan agreement, the Company has guaranteed the lender that the increase in the market value of the stock underlying the Warrants, at the time of loan maturity, over the exercise price plus the 12% interest paid on the loan will yield the lender a 25% compound annual return. If the yield from the Warrants plus interest paid does not provide the lender with the guaranteed return, the Company is required to pay the additional amount in cash at the time of maturity. Accordingly, the Company is accruing interest on the loan at a 25% compound interest rate, regardless of the market value of the stock and the inherent value of the Warrants. Should the Company exercise its prepayment option in July, 2002, then the minimum guaranteed rate of return is increased to 30%. However, to the extent that the computed minimum compound annual rate of return exceeds 30% at the date of the prepayment, the Company has the right to cancel up to 150,000 Warrants.

In addition, the founders and majority shareholders of the Company have consented to certain restrictions on the sale or transfer of their shares.

Maturities of long-term debt are as follows: fiscal years 1999 and 2000, $-0-; 2001, $1,000,000; 2002, $2,000,000; 2003, $2,000,000; 2004, $1,000,000.


ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended January 31, 1999. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes incorporated herein by reference elsewhere in this Annual Report on Form 10-K report.

                                                                         Fiscal Year(1)
                                          ------------------------------------------------------------------------------
                                                1998            1997            1996           1995            1994
                                                ----            ----            ----           ----            ----
 (In thousands, except per share data)
Total revenues                            $    12,010    $      8,676    $     10,310    $     5,019     $     2,412
Total operating expenses                       22,470          22,493          16,271          5,324           3,105
Operating (loss)                              (10,460)        (13,818)         (5,961)          (306)           (693)
Net (loss)                                    (10,926)        (12,669)         (4,669)          (326)           (572)
Basic net (loss) per share of
  common stock                                  (1.24)          (1.44)           (.56)          (.05)           (.09)
Diluted net (loss) per share of
  common stock                                  (1.24)          (1.44)           (.56)          (.05)           (.09)
Total assets                                   17,485          22,200          33,300          3,046           1,518
Convertible redeemable
  preferred stock                                   -               -               -            850             850
Total stockholders' equity (deficit)            5,847          16,816          29,921           (646)           (319)
Weighted average shares outstanding             8,811           8,827           8,284          6,190           6,190
Cash dividends declared                             -               -               -              -               -

(1)     All  references  to a fiscal  year refer to the fiscal year of the  Company  commencing  February 1 of that calendar year and ending on January 31 of the following year.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information regarding Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations as required by Item 303 of Regulation S-K is incorporated herein by reference from pages 8 through 16 of the Company's 1998 Annual Report to Stockholders appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently invests its cash balances, in excess of its current needs, in overnight bank deposits. In prior years, the Company invested excess funds in US Government Securities. The Company did not invest for the purposes of trading in securities, however, the portfolio was managed and invested for maximum return on the investments. The marketable securities at January 31, 1998, which were recorded at a fair value of $8,909,166 and include unrealized gains of $75,203, had exposure to price risk. This risk was estimated, absent any economic justification for the selection of a different amount, as the potential loss in fair value resulting from a hypothetical 10% adverse change in price quoted by dealers and amounts to $890,916.

The fair market values of investment securities were based on the quoted market prices at the reporting date for those investments. The estimated fair market value of investment securities by contractual maturity at January 31, 1998 was as follows: $5,074,258 in 1998, $3,334,988 in 1999, and $499,920 in 2000.

During Fiscal 1998, all of the investments were sold to fund current operations, and no similar investments were made subsequent thereto.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Financial Statements are incorporated herein by reference from pages 18 through 29 of the Company's 1998 Annual Report to Stockholders. The supplementary quarterly financial information regarding the Company as required by Item 302 of Regulation S-K is incorporated herein by reference from page 29 of the Company's 1998 Annual Report to Stockholders appearing under the caption "Quarterly Results of Operations (Unaudited)".


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No change in the Company's auditors has taken place within the twenty-four months prior to, or in any period subsequent to, the Company's January 31, 1999 Financial Statements.


PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding Directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 26, 1999 from the information appearing under the caption "Election of Directors" and "Stock Ownership by Certain Beneficial Owners and Management." Certain information regarding the Company's Executive Officers is set forth in Part I, Item 4 of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.      EXECUTIVE COMPENSATION

The information regarding Executive Compensation required by Item 402 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 26, 1999 from the information appearing under the caption "Executive Compensation", except that the information required by Item 402 (k) and (l) of Regulation S-K which appears within such caption under the subheading "Compensation Committee Report" and the caption "Stock Performance Graph" and set forth in the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 26, 1999 is specifically not incorporated herein by reference into this Form 10-K or into any other filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.


ITEM 12.      SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding Security Ownership of the Company's Common Stock by certain beneficial owners and management required by Item 403 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 26, 1999 from the information appearing under the caption "Stock Ownership by Certain Beneficial Owners and Management."


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions required by Item 404 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 26, 1999 from the information appearing under the caption "Certain Relationships and related Transactions."


PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Company included in the Company's 1998 Annual Report to Stockholders are incorporated herein by reference from pages 17 through 29 of the Annual Report. Reference is also made to Item 8 of this Form 10-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets at January 31, 1999 and 1998

Consolidated Statements of Operations for the three years ended January 31, 1999

Consolidated Statements of Cash Flows for the three years ended January 31, 1999

Consolidated Statements of Changes in Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit) for the three years ended January 31, 1999

Notes to Financial Statements

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

The Report of Independent Auditors on the Financial Statement Schedule of LanVision Systems, Inc. is included in Exhibit 23.1 of this Form 10-K.



EXHIBITS


   Exhibit No.                                              Description of Exhibit
   -----------                                              ----------------------

       3.1                Certificate of Incorporation of LanVision Systems, Inc.
       3.2                Bylaws of LanVision Systems, Inc.
       3.3                Certificate of the Designations, Powers, Preferences
                          and Rights of the Convertible Preferred Stock (Par
                          Value $.01 Per Share) of LanVision Systems, Inc.
       4.1                Specimen Common Stock Certificate of LanVision Systems, Inc.
       4.2                Specimen Preferred Stock Certificate of LanVision Systems, Inc.
       4.3(a)             Loan and Security Agreement between The HillStreet Fund L.P.
                          and LanVision Systems, Inc.
       4.3(b)             First Amendment to the Loan and Security Agreement between
                          The HillStreet Fund L.P. and LanVision Systems, Inc.
      10.1           #    LanVision Systems, Inc. 1996 Employee Stock Option Plan
      10.2(a)        #    LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan
      10.2(b)        #    First Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors
                          Stock Option Plan
      10.3           #    LanVision Systems, Inc. 1996 Employee Stock Purchase Plan
      10.4(a)        #    Robert F. Golden and Jeffrey L. VanVoorhis Option Agreements
      10.4(b)        #    First Amendment to Robert F. Golden and Jeffrey L. VanVoorhis
                          Option Agreements
      10.4(c)        #    Second Amendment to Robert F. Golden and Jeffrey L. VanVoorhis
                          Option Agreements
      10.5           #    George E. Castrucci Option Agreement
      10.6(a)        #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc.
                          and J. Brian Patsy effective January 1, 1996
      10.6(b)        #    First Amendment to the Employment Agreement among LanVision Systems, Inc.,
                          LanVision, Inc. and J. Brian Patsy effective September 25, 1998
      10.7(a)        #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and
                          Eric S. Lombardo effective January 1, 1996
      10.7(b)        #    First Amendment to the Employment Agreement among LanVision Systems, Inc.,
                          LanVision, Inc. and Eric S. Lombardo effective September 25, 1998
      10.8(a)        #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and
                          Thomas E. Perazzo effective January 30, 1996
      10.8(b)        #    First Amendment to the Employment Agreement among LanVision Systems, Inc.,
                          LanVision, Inc. and Thomas E. Perazzo effective January 29, 1999
      10.9(a)             Stock Purchase and Shareholder Agreement among LanVision, Inc.,


                          Blue Chip Capital Fund Limited Partnership, J. Brian Patsy and
                          Eric s. Lombardo dated December 1, 1994
      10.9(b)             Amendment No. 1 to Stock Purchase and Shareholder Agreement
                          among Blue Chip Capital Fund Limited Partnership, LanVision, Inc., J. Brian Patsy, Eric S. Lombardo
                          and LanVision Systems, Inc. dated February 8, 1996
      10.10               Consent by Blue Chip Capital Fund Limited Partnership dated
                          February 8, 1996
      10.11(a)            Lease for office space between Duke Realty Limited Partnership and LanVision, Inc., dated May 7, 1996
      10.11(b)            First amendment to office lease with Duke Realty Limited Partnership and  LanVision, Inc., dated July 12, 1996
      10.11(c)            Second amendment to office lease with Duke Realty Limited Partnership and LanVision, Inc., dated February 25, 1997
      10.11(d)            Third amendment to office lease with Duke Realty Limited Partnership and LanVision, Inc., dated September 23, 1997
      10.11(e)            Fourth amendment to office lease with Duke Realty Limited Partnership and
                          LanVision, Inc., dated January 16, 1998
      10.12(a)            Lease for office space between Green Realty Corporation and LanVision, Inc., dated April 7, 1997
      10.12(b)            First amendment to lease between Green Realty Corporation and LanVision, Inc., dated June 6, 1997
      10.13(a)            Lease for office space between Fairview Plaza Associates Limited Partnership and LanVision, Inc., dated February 26, 1996
      10.13(b)            First amendment to lease between Fairview Plaza Associates Limited Partnership,
                          Lessor and LanVision, Inc., Lessee, dated August 12, 1996
      10.13(c)            Second amendment to lease between Fairview Plaza Associates Limited Partnership and LanVision, Inc., dated May 21, 1997
      10.14(a)            Lease for office space between Duke Realty Limited Partnership and LanVision, Inc., dated September 23, 1997
      10.14(b)            First amendment to office lease between Duke Realty Limited Partnership and LanVision,
                          Inc., dated January 16, 1998
      10.15               Marketing Agreement between Shared Medical Systems Corporation and LanVision Systems, Inc.
                          and LanVision, Inc. entered into on February 21, 1998
      10.16               Form of Indemnification Agreement for all directors and officers
      11.1                Statement Regarding Computation of Per Share Earnings
      13.1                Annual Report to Stockholders
      21.1                Subsidiaries of the Registrant
      23.1                Consent of Independent Auditors
      27.1                Financial Data Schedule

#     Management Contracts and Compensatory Arrangements

REPORTS ON FORM 8-K

During the fourth quarter of fiscal 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LANVISION SYSTEMS, INC.

DATE:      April 26, 1999               By:  /s/ J. BRIAN PATSY
      ---------------------------            -----------------------------------
                                              J. Brian Patsy
                                              Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ J. Brian Patsy          Chief Executive Officer             April 26, 1999
---------------------------
J. Brian Patsy              and Director


/s/ Eric S. Lombardo        Director                            April 26, 1999
---------------------------
Eric S. Lombardo


/s/ George E. Castrucci     Director                            April 26, 1999
---------------------------
George E. Castrucci


/s/ Z. David Patterson      Director                            April 26, 1999
---------------------------
Z. David Patterson


/s/ Thomas E. Perazzo                                           April 26, 1999
---------------------------
Thomas E. Perazzo           Chief Financial Officer
                            and Chief Accounting Officer

Schedule II   Valuation and Qualifying Accounts and Reserves

                                              LanVision Systems, Inc.
                                    For the three years ended January 31, 1999

                                                             Additions
                                                    -----------------------------
       (in thousands)              Balance at        Charged to       Charged to                      Balance at
                                   Beginning           costs          Other                             End of
         Description               of Period        and Expenses       Accounts      Deductions         Period
        -------------              -----------      -------------     -----------    ------------    -------------

Year ended January 31, 1999:      $                    $                 $               $               $
  Allowance for doubtful               265                60                -               -             325
accounts
  Warranty reserve                     265                35                -               -             300

Year ended January 31, 1998:
  Allowance for doubtful               205                60                -               -             265
accounts
  Warranty reserve                     164               135                -              34             265

Year ended January 31, 1997:
  Allowance for doubtful                75               130                -               -             205
accounts
  Warranty reserve                      75                95                -               6             164

                                INDEX TO EXHIBITS

EXHIBITS


   Exhibit No.                             Description of Exhibit
   -----------                             ----------------------

       3.1                Certificate of Incorporation of LanVision Systems, Inc.                                           *(1)
       3.2                Bylaws of LanVision Systems, Inc.                                                                 *(1)
       3.3                Certificate of the Designations, Powers, Preferences and Rights of the Convertible
                          Preferred Stock (Par Value $.01 Per Share) of LanVision Systems, Inc.                             *(1)
       4.1                Specimen Common Stock Certificate of LanVision Systems, Inc.                                      *(1)
       4.2                Specimen Preferred Stock Certificate of LanVision Systems, Inc.                                   *(1)
       4.3(a)             Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc.         *(14)
       4.3(b)             First Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and
                          LanVision Systems, Inc.                                                                          *(17)
      10.1           #    LanVision Systems, Inc. 1996 Employee Stock Option Plan                                           *(1)
      10.2(a)        #    LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan                             *(1)
      10.2(b)        #    First Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors
                          Stock Option Plan                                                                                 *(2)
      10.3           #    LanVision Systems, Inc. 1996 Employee Stock Purchase Plan                                         *(1)
      10.4(a)        #    Robert F. Golden and Jeffrey L. VanVoorhis Option Agreements                                     *(19)
      10.4(b)        #    First Amendment to Robert F. Golden and Jeffrey L. VanVoorhis Option Agreements                  *(20)
      10.4(c)        #    Second Amendment to Robert F. Golden and Jeffrey L. VanVoorhis Option Agreements                 *(21)
      10.5           #    George E. Castrucci Option Agreement                                                             *(18)
      10.6(a)        #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and J. Brian Patsy
                          effective January 1, 1996                                                                         *(1)
      10.6(b)        #    First Amendment to the Employment Agreement among LanVision Systems, Inc. LanVision, Inc.
                          and J. Brian Patsy effective September 25, 1998                                                  *(15)
      10.7(a)        #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Eric S. Lombardo
                          effective January 1, 1996                                                                         *(1)
      10.7(b)        #    First Amendment to the Employment Agreement among LanVision Systems, Inc., LanVision,
                          Inc., and Eric S. Lombardo effective September 25, 1998                                          *(16)
      10.8(a)        #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Thomas E. Perazzo
                          effective January 30, 1996                                                                        *(1)
      10.8(b)        #    First Amendment to the Employment Agreement among LanVision Systems, Inc.,
                          LanVision, Inc., and Thomas E. Perazzo effective January 29, 1999                                 ***



      10.9(a)             Stock Purchase and Shareholder Agreement among LanVision, Inc.,
                          Blue Chip Capital Fund Limited Partnership, J. Brian Patsy and
                          Eric s. Lombardo dated December 1, 1994                                                           *(1)
      10.9(b)             Amendment No. 1 to Stock Purchase and Shareholder Agreement among Blue Chip Capital Fund
                          Limited Partnership, LanVision, Inc., J. Brian Patsy, Eric S. Lombardo and LanVision
                          Systems, Inc. dated February 8, 1996                                                              *(1)
      10.10               Consent by Blue Chip Capital Fund Limited Partnership dated
                          February 8, 1996                                                                                  *(1)
      10.11(a)            Lease for office space between Duke Realty Limited Partnership and LanVision, Inc., dated
                          May 7, 1996                                                                                       *(3)
      10.11(b)            First amendment to office lease with Duke Realty Limited Partnership and LanVision, Inc.,
                          dated July 12, 1996                                                                               *(4)
      10.11(c)            Second amendment to office lease with Duke Realty Limited Partnership and LanVision, Inc.,
                          dated February 25, 1997                                                                           *(5)
      10.11(d)            Third amendment to office lease with Duke Realty Limited Partnership and LanVision, Inc.,
                          dated September 23, 1997                                                                         *(11)
      10.11(e)            Fourth amendment to office lease with Duke Realty Limited Partnership and LanVision, Inc.,
                          dated January 16, 1998                                                                           *(12)
      10.12(a)            Lease for office space between Green Realty Corporation and LanVision, Inc., dated April
                          7, 1997                                                                                           *(6)
      10.12(b)            First amendment to lease between Green Realty Corporation and LanVision, Inc., dated June
                          6, 1997                                                                                           *(8)
      10.13(a)            Lease for office space between Fairview Plaza Associates Limited Partnership and
                          LanVision, Inc., dated February 26, 1996                                                          *(1)
      10.13(b)            First amendment to lease between Fairview Plaza Associates Limited Partnership, Lessor and
                          LanVision, Inc., Lessee, dated August 12, 1996                                                    *(7)
      10.13(c)            Second amendment to lease between Fairview Plaza Associates Limited Partnership and
                          LanVision, Inc., dated May 21, 1997                                                               *(9)
      10.14(a)            Lease for office space between Duke Realty Limited Partnership and LanVision, Inc., dated
                          September 23, 1997                                                                               *(10)
      10.14(b)            First amendment to office lease between Duke Realty Limited Partnership and LanVision,
                          Inc., dated January 16, 1998                                                                     *(13)
      10.15**             Marketing Agreement between Shared Medical Systems Corporation and LanVision Systems, Inc.
                          and LanVision, Inc. entered into on February 21, 1998                                             ***
      10.16               Form of Indemnification Agreement for all directors and officers                                  *(1)
      11.1                Statement Regarding Computation of Per Share Earnings                                             ***
      13.1                Annual Report to Stockholders                                                                     ***
      21.1                Subsidiaries of the Registrant                                                                    ***
      23.1                Consent of Independent Auditors                                                                   ***
      27.1                Financial Data Schedule                                                                           ***


----------

*     Incorporated by reference from document indicated below.
** The Company has applied for Confidential Treatment of portions of this agreement with the Securities and Exchange Commission
***   Included herein
#     Management Contracts and Compensatory Arrangements.

----------

(1) Previously filed with the Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.
(2) Previously filed with the Commission and incorporated herein by reference from Exhibit 4.1(b) of, the Registrant's Registration Statement on Form S-8, file number 333-20765, as filed with the Commission on January 31, 1997.
(3) Previously filed with the Commission as Exhibit 10 of the Registrant's Form 10-Q for the quarter ended April 30, 1996, as filed with the Commission on June 12, 1996.
(4) Previously filed with the Commission as Exhibit 10 of the Registrant's Form 10-Q for the quarter ended July 31, 1996, as filed with the Commission on September 4, 1996.
(5) Previously filed with the Commission as Exhibit 10.12(c) of the Registrant's Form 10-K for the fiscal year ended January 31, 1997, as filed with the Commission on April 29, 1997.
(6) Previously filed with the Commission as Exhibit 10.13 of the Registrant's Form 10-K for the fiscal year ended January 31, 1997, as filed with the Commission on April 29, 1997.
(7) Previously filed with the Commission as Exhibit 10.14(b) of the Registrant's Form 10-K for the fiscal year ending January 31, 1997, as filed with the Commission on April 29, 1997.
(8) Previously filed with the Commission as Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended July 31, 1997, as filed with the Commission on September 10, 1997.
(9) Previously filed with the Commission as Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended July 31, 1997, as filed with the Commission on September 10, 1997.
(10) Previously filed with the Commission as Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended October 31, 1997, as filed with the Commission on December 10, 1997.
(11) Previously filed with the Commission as Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended October 31, 1997, as filed with the Commission on December 10, 1997.
(12) Previously filed with the Commission as Exhibit 10.12(e) of the Registrant's Form 10-K for the fiscal year ending January 31, 1998, as filed with the Commission on April 30, 1998.
(13) Previously filed with the Commission as Exhibit 10.15(b) of the Registrant's Form 10-K for the fiscal year ending January 31, 1998, as filed with the Commission on April 30, 1998.
(14) Previously filed with the Commission as Exhibit 10.1 of the Registrant's Form 8-K, as filed with the Commission on July 24, 1998.
(15) Previously filed with the Commission as Exhibit 10(a) of the Registrant's Form 10-Q for the quarter ended October 31, 1998, as filed with the Commission on December 11, 1998.
(16) Previously filed with the Commission as Exhibit 10(b) of the Registrant's Form 10-Q for the quarter ended October 31, 1998, as filed with the Commission on December 11, 1998.

(17) Previously filed with the Commission as Exhibit 10(c) of the Registrant's Form 10-Q for the quarter ended October 31, 1998, as filed with the Commission on December 11, 1998.
(18) Previously filed with the Commission as Exhibit 4.1 of the Registrant's Form S-8, file number 333-20763, as filed with the Commission on January 31, 1997.
(19) Previously filed with the Commission as Exhibit 4.1(a and b) of the Registrant's Form S-8, file number 333-20761, as filed with the Commission on January 31, 1997.
(20) Previously filed with the Commission as Amendment No. 1 of the Registrant's Form S-8, file number 333-20761, as filed with the Commission on September 14, 1998.
(21) Previously filed with the Commission as Amendment No. 2 of the Registrant's Form S-8, file number 333-20761, as filed with the Commission on January 27, 1999.