Form 10-Q
period 1999-04-30
LANVISION SYSTEMS INC
filed 1999-06-02
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

                                       or

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

         Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of June 1, 1999: 8,814,520.

                               TABLE OF CONTENTS


                                                                                                                           Page
Part I.            FINANCIAL INFORMATION

Item 1.            Condensed Consolidated Financial Statements.........................................................      3

                   Condensed Consolidated Balance Sheets at April 30, 1999 and January 31, 1999........................      3

                   Condensed Consolidated Statements of Operations for the three months ended April 30, 1999 and 1998..      5

                   Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 1999 and 1998..      6

                   Notes to Condensed Consolidated Financial Statements................................................      7

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations...............      9

Part II.           OTHER INFORMATION

Item 1.            Legal Proceedings...................................................................................     19

Item 3.            Defaults on Senior Securities.......................................................................     19

Item 4.            Submission of Matters to a Vote of Security Holders.................................................     19

Item 6.            Exhibits and Reports on Form 8-K....................................................................     20

                   Signatures..........................................................................................     21

PART I.       FINANCIAL INFORMATION
Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets
                                                                     (Unaudited)             (Audited)
                                                                      April 30,             January 31,
                                                                        1999                   1999
                                                                    ------------           ------------
Current assets:
    Cash and cash equivalents                                       $  4,147,981           $  5,445,498
    Accounts receivable, net of allowance for doubtful
        accounts of $340,000 and $325,000, respectively                3,785,065              3,642,330
    Unbilled receivables                                               2,010,404              2,383,964
    Other                                                              1,113,055              1,024,960
                                                                    ------------           ------------
          Total current assets                                        11,056,505             12,496,752

Property and equipment:
    Computer equipment                                                 4,435,006              4,407,863
    Computer software                                                    590,591                588,441
    Office furniture, fixtures and equipment                           1,543,772              1,534,206
    Leasehold improvements                                               930,920                930,920
                                                                    ------------           ------------
                                                                       7,500,289              7,461,430
    Accumulated depreciation and amortization                         (3,754,533)            (3,321,466)
                                                                    ------------           ------------
                                                                       3,745,756              4,139,964
Capitalized software development costs, net of accumulated
  amortization of $965,228 and $920,228, respectively                    779,701                749,701
Other                                                                     91,340                 98,633
                                                                    ------------           ------------
                                                                    $ 15,673,302           $ 17,485,050
                                                                    ============           ============



See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

  Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity

                                                                           (Unaudited)            (Audited)
                                                                            April 30,             January 31,
                                                                              1999                   1999
                                                                          ------------           ------------
Current liabilities:
  Accounts payable                                                        $    590,952           $    474,189
  Accrued compensation                                                         339,668                543,790
  Accrued other expenses                                                     2,425,595              3,105,021
  Deferred revenues                                                          1,405,061              1,083,837
                                                                          ------------           ------------
        Total current liabilities                                            4,761,276              5,206,837

Long-term debt                                                               6,000,000              6,000,000
Long-term accrued interest                                                     624,000                431,167

Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                                     --                     --

Stockholders' equity:
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 8,896,500 shares issued                                         88,965                 88,965
  Capital in excess of par value                                            35,102,459             35,102,459
  Treasury stock, at cost, 81,980 shares                                      (389,692)              (389,692)
  Accumulated (deficit)                                                    (30,513,706)           (28,954,686)
                                                                          ------------           ------------
        Total stockholders' equity                                           4,288,026              5,847,046
                                                                          ------------           ------------
                                                                          $ 15,673,302           $ 17,485,050
                                                                          ============           ============



See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three Months Ended April 30,

                                   (Unaudited)



                                                                         Three Months Ended
                                                                  ---------------------------------

                                                                      1999                  1998
                                                                  -----------           -----------
  Revenues:
      Systems sales                                               $   926,970           $ 2,106,930
      Services, maintenance and support                             1,290,153             1,435,600
      Service bureau operations                                       154,925                62,500
                                                                  -----------           -----------
          Total revenues                                            2,372,048             3,605,030

  Operating expenses:
      Cost of systems sales                                           435,464               778,721
      Cost of services, maintenance and support                       930,045             1,526,676
      Cost of service bureau operations                               426,419               622,269
      Selling, general and administrative                           1,261,239             2,466,221
      Product research and development                                546,012             1,450,491
                                                                  -----------           -----------
          Total operating expenses                                  3,599,179             6,844,378
                                                                  -----------           -----------
  Operating (loss)                                                 (1,227,131)           (3,239,348)
  Interest income                                                      48,944               103,263
  Interest expense                                                   (380,833)                   --
                                                                  -----------           -----------
  Net (loss)                                                      $(1,559,020)          $(3,136,085)
                                                                  ===========           ===========

  Basic net (loss) per common share                               $     (0.18)          $     (0.36)
                                                                  ===========           ===========
  Diluted net (loss) per common share                             $     (0.18)          $     (0.36)
                                                                  ===========           ===========

  Number of shares used in per common share computations            8,814,520             8,806,000
                                                                  ===========           ===========



See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Three Months Ended April 30,

                                   (Unaudited)



                                                                  1999                  1998
                                                              -----------           -----------
Operating activities:
Net (loss)                                                    $(1,559,020)          $(3,136,085)
Adjustments to reconcile net (loss) to net cash
  (used for) operating activities:
     Depreciation and amortization                                478,067               477,623
     Increase in long-term accrued interest                       192,833                    --

Cash provided by (used for) assets and liabilities:
     Accounts and unbilled receivables                            225,970              (986,996)
     Other current assets                                         (83,240)               74,514
     Accounts payable and accrued expenses                       (766,785)             (405,018)
     Deferred revenues                                            321,224                14,228
                                                              -----------           -----------
Net cash (used for) operating activities                       (1,190,951)           (3,961,734)

Investing activities:
Purchases of investment securities                                     --            (3,610,144)
Sales of investment securities                                         --             7,718,764
Purchases of property and equipment                               (38,859)             (577,324)
Capitalization of software development costs                      (75,000)              (99,000)
Other                                                               7,293               (13,464)
                                                              -----------           -----------
Net cash (used for) provided by investing activities             (106,566)            3,418,832

Increase (decrease) in cash                                    (1,297,517)             (542,902)
Cash and cash equivalents at beginning of period                5,445,498             2,142,881
                                                              ===========           ===========
Cash and cash equivalents at end of period                    $ 4,147,981           $ 1,599,979
                                                              ===========           ===========

Supplemental cash flow disclosures:
    Interest paid                                             $   180,000           $        --



See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2000.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is presented beginning on page 21 of its 1998 Annual Report to Stockholders. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during 1999.

Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The decrease in cash and cash equivalents results from the use of cash to fund current operations and purchase additional fixed assets.

The decrease in receivables is due to lower revenues in the current quarter compared to the prior quarter ended January 31, 1999 and the write off of some previously reserved accounts.

In August 1997, the Company announced the formation of Virtual Healthware Services (VHS), a new healthcare information service bureau division that delivers high quality, transaction-based document imaging/management services to healthcare providers from a central data center. Also, in August 1997, the Company announced that The Detroit Medical Center (DMC) signed a three-year agreement with VHS, and the contract was expected to generate in excess of $6,000,000 in revenues over the initial term of the agreement. In 1997, and the first part of 1998, the Company spent approximately $4,000,000 to build the central data center and place it into production.

During the first quarter of 1998, VHS began production at The DMC. However, during 1998, The Detroit Medical Center encountered financial difficulties, and as previously announced in February, 1999, The DMC as part of an overall financial restructuring, notified the Company that it sought to terminate its agreement with VHS. The agreement between The DMC and LanVision does not provide for early termination, and the Company has initiated settlement discussions with The DMC. However, at the present time, the Company is unable to predict the outcome of these discussions. At April 30, 1999, LanVision's receivables due from The DMC approximated $667,000. Management believes it has adequately provided for any possible uncollectible amounts.

Other current assets consist primarily of prepaid expenses, including commissions, and acquired software and hardware awaiting installation. The increase is due to the payment of prepaid maintenance expenses.

The increase in accounts payable is due to the purchase of certain equipment for installation at customer sites just prior to the end of the quarter.

The decrease in accrued compensation results from the payment of year-end bonuses.

The decrease in accrued other expenses results from the settlement of contractual issues relating to certain aspects of implementation on several contracts.

Note 4 - STOCK OPTIONS

During the first three months of the current fiscal year, the Company granted no stock options under any Stock Option Plan. During the same period 178,387 options were forfeited under all plans.

Note 5 - RESTRUCTURING EXPENSE

During the prior fiscal year, the company restructured certain aspects of its operations. Accordingly, the Company accrued $700,000 for the anticipated costs of severance and related taxes and fringe benefits for the reduction of the work force by 16 people and downsizing the existing facilities to the current and near term need. At April 30, 1999, approximately $388,000 of the accrual has been used for the restructuring and approximately $312,000 remains for the facilities downsizing.

Note 6 - EARNINGS PER SHARE

The basic (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.

The diluted (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options) as the inclusion thereof would be antidilutive.

Note 7 - COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Accordingly, the Company has accounted for the unrealized holding gains on available-for-sale securities in accordance with this new accounting standard, as follows:

                                              Three months ended April 30,
                                           ---------------------------------
                                               1999                 1998
                                           -----------           -----------

Net (loss)                                 $(1,559,020)          $(3,136,085)

Unrealized holding gains (losses)
  arising during the period                         --                (3,811)

Reclassification adjustment for
  gains included in Net (loss)                      --               (37,514)
                                           -----------           -----------
Comprehensive (loss)                       $(1,559,020)          $(3,177,410)
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

On February 23, 1998, the Company entered into a Remarketing Agreement with Shared Medical Systems Corporation ("SMS"). Under the terms of the agreement, SMS was granted an exclusive worldwide license to distribute WebView(TM) ChartVision(R), On-Line Chart Completion(TM) and Release of Information
(ROI)(TM) (formerly called Enterprisewide Correspondence(TM)) to the SMS customer base and prospect base, as defined in the agreement, and a non-exclusive license to distribute all other LanVision products. If SMS distributes any other electronic medical record product competing with LanVision's products, the Company may terminate the SMS Remarketing Agreement.

SMS has over 1,800 customers in the United States and a total of 3,500 customers in 20 countries and territories in North America and Europe. The large Healthcare Information Access Systems providers, such as SMS, are often able to positively influence the buying decisions within their customer base. LanVision management believes the distribution of its products by SMS will shorten sales cycles and increase revenues. Although SMS has already begun to actively promote LanVision's products, the full impact of this distribution agreement will likely not be realized until later in fiscal 1999, as more of the SMS organization is trained to sell and implement the LanVision products. To date SMS has sold five systems to end users through April 30, 1999.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. Throughout 1996, 1997, 1998 and the first three months of 1999, the Company has experienced extended sales cycles, and sales in each period have been less than the Company's internal plans. It is common for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter to quarter results. Furthermore, healthcare organizations are assessing and implementing many new technology solutions, Year 2000 Compliance, etc., and although many of these systems do not compete with the LanVision products, these systems do compete for capital budget dollars and the available time of information system personnel within the healthcare organizations. The LanVision agreements cover the entire implementation of the system and specify the implementation schedule, which typically takes place in phases. The agreements generally provide for the licensing of the Company's proprietary software and third-party software with a one-time perpetual license fee that is adjusted depending on the number of workstations using the software. Third-party hardware is sold outright, with a one-time fee charged for installation and training.

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

The Company has completed all stages of reviewing, correcting and testing Year 2000 Compliance issues related to its internal use software and hardware and the Company's products, including third-party software components offered for resale.

The Company presently believes the Year 2000 Compliance issue will not pose significant operational problems for the Company or its customers. However, if clients do not make the necessary changes to equipment and upgrade to Year 2000 Compliant software in a timely manner, the Year 2000 Compliance issue could have a material impact on the Company and its customers.

The Company has divided the Year 2000 Compliance issue into two areas: software products and systems sold to customers and internal use software and hardware.

With regard to software products sold to customers, the Company has: completed the overall Year 2000 Compliance remediation plan; made a review of the existing software code; corrected all known Year 2000 code problems; developed a test plan; and tested the revised code for quality assurance. The Year 2000 quality assurance testing, which included integration testing of LanVision software products and other third-party software and hardware system components, has been completed and where necessary the code was modified. This testing and modification was done in several iterations. All LanVision Year 2000 Compliant software products have completed

Beta testing and are in General Release. The Company believes that Year 2000 compatible equipment is available for acquisition by customers, if necessary, to ensure installed systems operate properly.

The Company is now working with its customers to upgrade their systems to Year 2000 Compliance. Based upon current information and the time remaining for clients to upgrade their systems to be Year 2000 Compliant, including upgrading to LanVision's Year 2000 Compliant software, the Company believes that the risk of a customer not having a Year 2000 Compliant system is minimal. Contingency plans have not yet been developed. However, if needed, contingency plans will be developed.

With regard to the Company's service bureau operations, the Company has determined that its systems and equipment are Year 2000 Compliant, including the LanVision software products discussed above and telecommunications services provided by outside vendors. Without Year 2000 Compliant LanVision software and telecommunications, the service bureau operations would not be able to provide current levels of services to its customers and no contingency plan has been developed based upon our current review of the systems, software and telecommunications services. However, if needed, contingency plans will be developed.

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

The Company utilized both internal and external resources to reprogram, or replace and test its software products for the Year 2000 Compliance modifications. The total cost of the Year 2000 Compliance remediation is not considered to be material, less than $500,000

The Company has warranted, to certain customers, that its products will be Year 2000 Compliant. If the Company were unable to provide a Year 2000 Compliant solution to the customers, the customers could claim breach of contract and seek available legal remedies. Provisions of the Company's long-term debt agreement and the Remarketing Agreement with SMS required the Company's products be Year 2000 Compliant by December 31, 1998. Although, LanVision's products were modified to be Year 2000 Compliant by December 31, 1998, all Alpha and Beta testing was not completed as of that date. Waivers of compliance have been received from the lender and the Remarketing Agreement with SMS is being amended Based upon the current best estimate for remediation of the Year 2000 Compliance issues, the

Company believes the risk is minimal that the Company has not complied with current commitments.


UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter to quarter as a result of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers' increase. Revenues from the VHS service bureau operations are expected to increase over time, as more hospitals outsource services to VHS, existing customers increase the volume of documents stored on the systems, and the number of retrievals increase. VHS is currently installing its system at the Health Alliance, Inc., a group of five hospitals in the Greater Cincinnati Area. Because a significant percentage of the Company's operating costs are expensed as incurred, a variation in the usage of VHS services, the timing of systems sales and installations and the resulting revenue recognition, can cause significant variations in operating results from quarter to quarter.

The Company's revenues and operating results may vary significantly from quarter to quarter as a result of a number of other factors, many of which are outside the Company's control. These factors include the relatively high purchase price of a LanVision system, unpredictability in the number and timing of systems sales, length of the sales cycle, delays in the installation process and changes in the customer's financial condition or budget. As a result, period to period comparisons may not be meaningful with respect to the past operations of the Company nor are they necessarily indicative of the future operations of the Company.


REVENUES

Revenues for the first fiscal quarter ended April 30, 1999, were $2,372,048, compared with $3,605,030 reported in the comparable quarter of 1998. Revenues for the first quarter of fiscal 1999 do not include approximately $1,270,000 of revenues for previously announced sales made by our Remarketing Partner Shared Medical Systems Corporation. As noted, at year-end, revenues on the contracts have been deferred until certain integration is completed, which is expected to occur in the second quarter when the final integration testing is completed.

Sales activity has been slower than planned as many healthcare institutions are focused on resolving Year 2000 Compliance problems with legacy systems. Additionally, consolidations and mergers within the healthcare industry and the attendant changes in management have delayed or terminated sales discussions. Additionally, healthcare institutions are assessing and implementing many new technologies. Although many of these systems do not compete with the LanVision products, these systems do compete for capital budget dollars and the available time of information systems personnel within the healthcare industries. Management believes the healthcare industry's focus on Year 2000 Compliance will continue to adversely affect potential sales opportunities for its direct sales force through at least the first half of fiscal 1999. Also, the Remarketing Agreement with Shared Medical Systems Corporation has developed more slowly than expected. However, management believes revenue from this Remarketing Agreement will represent a greater percentage of the Company's total revenues in the future.

After an agreement is executed, LanVision does not record revenues until it delivers the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Accordingly, significant variations in revenues can result as more fully discussed under "Uneven Patterns of Quarterly Operating Results." Three customers accounted for approximately 36% of the revenues for the first quarter of 1999 compared with 47% of revenues in the comparable period of the prior year.


OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third-party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the first quarter of 1999 and 1998 were 47% and 37%, respectively. The higher cost reflects the lower mix of LanVision software with higher margins relative to the hardware and third party software components with lower margins and higher costs.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third-party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 72% and 106% for the first quarter of fiscal 1999 and 1998, respectively. The improvement in the cost of sales is due to reduced operating expenses and more effective utilization of the professional services and support staffs. The Company's support margins are highest on LanVision's proprietary software.
Accordingly, margins are expected to improve as more customers are added.

The LanVision Professional Services staff provides services on a time and material or fixed fee basis. The Professional Services staff has, in the past, experienced some inefficiencies in the delivery of services, and certain projects have taken longer to complete than originally estimated, thus adversely affecting operating performance. Additionally, the Professional Services staff does spend a portion of its time on non-billable activities, such as developing training courses and developing plans to move to LanVision's new product releases, etc. Management believes the increase in experience of its Professional Services staff and the increase in backlog should improve the overall efficiency and operating performance of this group.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the first quarter of fiscal 1999, Selling, General and Administrative expenses decreased to $1,261,239 compared with $2,466,221 in the comparable prior quarter. The reductions in Selling, General and Administrative expenses is due to decreased staffing levels and reduced expenses in other areas. The Company has gradually reduced its direct sales staff as the Company focuses its sales efforts on indirect distribution through its current and future Remarketing Partners.

Product Research and Development

Product research and development expenses consist primarily of: compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the first quarter of fiscal 1999, research and development expenses decreased to $546,012 compared with $1,450,491 in the comparable prior quarter as a result of a reduction of staff and use of outside contractors as major development projects were completed in the later portion of the prior fiscal year. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $75,000 and $99,000 of product research and development costs in the first quarter of fiscal 1999 and 1998, respectively.

Interest income consists primarily of interest on invested cash. The decrease in interest income results from the sale of investment securities to fund operations and acquire fixed assets.

Interest expense relates to the long-term debt.

Net loss

The net loss for the first quarter of fiscal 1999 was $1,559,020 ($.0.18 per share) compared with a net loss of $3,136,085 ($.0.36 per share) in the first quarter of fiscal 1998. The decrease in the net loss for the period results primarily from reductions in selling, general and administrative expenses and product research and development as well as reductions in costs of sales, primarily as a result of staff reductions and better utilization of staff.

In spite of the less than anticipated number of new customer agreements signed in the past, management continues to believe that the healthcare document imaging and workflow market is going to be a significant market. Management believes it has made the investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth primarily through third party distributors and remarketing partners.

Since commencing operations in 1989, the Company has incurred operating losses. Although the Company achieved profitability in fiscal years 1992 and 1993, the Company incurred a net loss in fiscal years 1994 through 1998. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.


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

The Company has no significant obligations for capital resources, other than noncancelable operating leases in the total amount of approximately $1,909,000, payable over the next five years. However, the VHS service bureau operations will need to acquire additional software and equipment as VHS adds additional hospitals and clinics to its customer base. The central data center has been configured to serve approximately fifty hospitals, with significant expansion capabilities. However, for certain new customers VHS will operate one or more onsite document capture centers and will provide the necessary scanning equipment. Each document capture center is expected to require approximately $125,000 of equipment. Also, because VHS charges for its services on a per transaction fee basis, the Company's cash flow for capital and operating expenses will normally be greater than cash inflows until customers begin to use the system at anticipated normal volumes for a period of time.

Over the last several years, the Company's revenues have been less than the Company's internal plans. However, during the same time period, the Company has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses as the Company expanded its operations in anticipation of significant revenue growth. This has resulted in significant net cash outlays over the last three years. Although the Company has increased its revenues, reduced staffing levels and related expenses, and improved operating performance, the Company's expenses continue to exceed its revenues. Accordingly, to achieve profitability and positive cash flow, it is necessary for the Company to increase revenues or continue to reduce expenses. Management believes that the recent general release of new or enhanced versions of products has significantly strengthened the product lines. Additionally, the SMS Remarketing Agreement has significantly expanded the sales distribution capabilities, and management believes that market opportunities are such that the Company should be able to continue to increase its revenues. However, there can be no assurance the Company will be able to continue to increase its revenues.

At April 30,1999, the Company had cash and cash equivalents of $4,147,981. Cash equivalents consist primarily of overnight bank repurchase agreements. Under the terms of its loan agreement, the Company has agreed to maintain a minimum cash and investment balance of $2,400,000.

Management has significantly reduced operating expenses throughout 1998 and the first quarter of fiscal year 1999, and believes the Company could achieve break-even or profitability in fiscal year 1999, before interest expense, on a revenue increase similar to 1998. However, based upon current expenditure levels and in the absence of increased revenues, the Company would continue to operate at a loss. Accordingly, for the foreseeable future, management will need to continually assess its revenue prospects compared to its current expenditure levels. If it does not appear likely that revenues will increase, it will be necessary to further reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require lender approval. However, there can be no assurance the Company will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse affect on future operating performance.

In December, 1998, the Company retained CIBC Oppenheimer Corp. as a financial advisor to help the Company plan for future capital needs and assist the Company with decisions that maximize shareholder value.

To date, inflation has not had a material impact on the Company's revenues or expenses. Additionally, the Company does not have any significant market risk exposure at April 30, 1999.


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

At April 30, 1999, the Company's customers (excluding customers of the Virtual Healthware Services division) had entered into master agreements for systems and services (excluding support and maintenance) which had not yet been delivered, installed and accepted which, if fully performed, would generate sales of approximately $7,900,000, compared with $7,000,000 at the end of fiscal 1998. The systems and services are currently expected to be delivered over the next two to three years. In addition, the Company anticipates approximately $2,000,000 in transaction-based fee revenues for the Virtual Healthware Services division's new client over the four-year life of the contract. Because implementation and service bureau fees are dependent upon the customer's schedule and usage, the Company is unable to predict accurately the amount of revenues in future periods.

The Company's master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly or annual basis. Maintenance and support revenues for fiscal years 1998 and 1997 and 1996 were approximately $2,755,000, $2,151,000 and $1,186,000, respectively and are expected to increase as new or expanded systems are installed.

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


Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not currently engaged in any material adverse litigation.

Item 3. DEFAULTS ON SENIOR SECURITIES

The Company is not in default under its existing Loan Agreement

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on May 26, 1999, the following members were elected to the Board of Directors:

                                            Votes For           Votes Withheld
                                            ---------           --------------

         J. Brian Patsy                     8,371,339                65,499
         Eric S. Lombardo                   8,372,059                64,779
         Z. David Patterson                 8,376,059                60,779
         George E. Castrucci                8,370,339                66,499


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       11       Computation of Earnings (Loss) Per Common Share

       27       Financial Data Schedule

(b) Reports on Form 8-K

       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LANVISION SYSTEMS, INC.

DATE: June 1, 1999                       By:  /s/ J. BRIAN PATSY
     -------------                          ------------------------------------
                                            J. Brian Patsy
                                            Chief Executive Officer and
                                            President


DATE: June 1, 1999                       By:  /s/ THOMAS E. PERAZZO
     -------------                          ------------------------------------
                                            Thomas E. Perazzo
                                            Vice President, Chief Operating
                                            Officer, Chief Financial Officer and
                                            Treasurer

INDEX TO EXHIBITS


   Exhibit No.              Exhibit
   -----------              -------

       11                   Computation of Earnings (Loss) Per Common Share

       27                   Financial Data Schedule