Form 10-Q
period 1999-07-31
LANVISION SYSTEMS INC
filed 1999-09-14
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

                                       or

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

                           4700 Duke Drive, Suite 170
                              Mason, OH 45040-9374
               (Address of principal executive offices) (Zip Code)

                                 (513) 794-7100
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of September 10, 1999: 8,838,033.

                                TABLE OF CONTENTS


                                                                                                                     Page
Part I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements.......................................................        3

             Condensed Consolidated Balance Sheets at July 31, 1999 and January 31, 1999.......................        3

             Condensed Consolidated Statements of Operations for the three and six months ended July 31, 1999
             and 1998..........................................................................................        5

             Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 1999 and 1998...        6

             Notes to Condensed Consolidated Financial Statements..............................................        7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.............        9

Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings.................................................................................       20

Item 3.      Defaults on Senior Securities.....................................................................       21

Item 5.      Other Information.................................................................................       21

Item 6.      Exhibits and Reports on Form 8-K..................................................................       21

             Signatures........................................................................................       21

PART I.       FINANCIAL INFORMATION
Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                  (Unaudited)           (Audited)
                                                                    July 31,            January 31,
                                                                      1999                 1999
                                                                  ------------         ------------
Current assets:
    Cash and cash equivalents                                     $  4,001,122         $  5,445,498
    Accounts receivable, net of allowance for doubtful
        accounts of $355,000 and $325,000, respectively              3,366,279            3,642,330
    Unbilled receivables                                             1,856,951            2,383,964
    Other                                                            1,006,197            1,024,960
                                                                  ------------         ------------
          Total current assets                                      10,230,549           12,496,752

Property and equipment:
    Computer equipment                                               4,442,631            4,407,863
    Computer software                                                  590,591              588,441
    Office furniture, fixtures and equipment                         1,379,043            1,534,206
    Leasehold improvements                                             648,230              930,920
                                                                  ------------         ------------
                                                                     7,060,495            7,461,430
    Accumulated depreciation and amortization                       (3,895,017)          (3,321,466)
                                                                  ------------         ------------
                                                                     3,165,478            4,139,964
Capitalized software development costs, net of accumulated
  amortization of $1,010,228 and $920,228, respectively                809,701              749,701
Other                                                                   86,429               98,633
                                                                  ------------         ------------
                                                                  $ 14,292,157         $ 17,485,050
                                                                  ============         ============

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

  Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity

                                                                         (Unaudited)           (Audited)
                                                                           July 31,            January 31,
                                                                             1999                 1999
                                                                         ------------         ------------
Current liabilities:
  Accounts payable                                                       $    642,137         $    474,189
  Accrued compensation                                                        363,101              543,790
  Accrued other expenses                                                    2,224,712            3,105,021
  Deferred revenues                                                         1,509,406            1,083,837
                                                                         ------------         ------------
        Total current liabilities                                           4,739,356            5,206,837

Long-term debt                                                              6,000,000            6,000,000
Long-term accrued interest                                                    831,571              431,167

Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                                    --                   --

Stockholders' equity:
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 8,896,500 shares issued                                        88,965               88,965
  Capital in excess of par value                                           35,051,461           35,102,459
  Treasury stock, at cost, 68,467 and 81,980 shares, respectively            (325,451)            (389,692)
  Accumulated (deficit)                                                   (32,093,745)         (28,954,686)
                                                                         ------------         ------------
        Total stockholders' equity                                          2,721,230            5,847,046
                                                                         ============         ============
                                                                         $ 14,292,157         $ 17,485,050
                                                                         ============         ============


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       Three and Six Months Ended July 31,

                                   (Unaudited)



                                                                   Three Months Ended                Six Months Ended
                                                               -----------------------------     -----------------------------
                                                                   1999              1998            1999             1998
                                                               ------------     ------------     ------------     ------------
Revenues:
    Systems sales                                              $    541,678     $  1,565,010     $  1,468,648     $  3,671,940
    Services, maintenance and support                             1,459,805        1,334,998        2,749,958        2,770,598
    Service bureau operations                                            --          108,214          154,925          170,714
                                                               ------------     ------------     ------------     ------------
        Total revenues                                            2,001,483        3,008,222        4,373,531        6,613,252

Operating expenses:
    Cost of systems sales                                           114,783          431,135          550,247        1,209,856
    Cost of services, maintenance and support                       979,010        1,431,677        1,909,055        2,958,353
    Cost of service bureau operations                               405,457          725,571          831,876        1,347,840
    Selling, general and administrative                           1,194,846        2,109,586        2,456,085        4,575,807
    Product research and development                                525,042          948,122        1,071,054        2,398,613
    Restructuring expense                                                --          300,000               --          300,000
                                                               ------------     ------------     ------------     ------------
        Total operating expenses                                  3,219,138        5,946,091        6,818,317       12,790,469
                                                               ------------     ------------     ------------     ------------
Operating (loss)                                                 (1,217,655)      (2,937,869)      (2,444,786)      (6,177,217)
Interest income                                                      39,188           94,366           88,132          197,629
Interest expense                                                    401,572           67,500          782,405           67,500
                                                               ------------     ------------     ------------     ------------
Net (loss)                                                     $ (1,580,039)    $ (2,911,003)    $ (3,139,059)    $ (6,047,088)
                                                               ============     ============     ============     ============

Basic net (loss) per common share                              $       (.18)    $       (.33)    $       (.36)    $       (.69)
                                                               ============     ============     ============     ============
Diluted net (loss) per common share                            $       (.18)    $       (.33)    $       (.36)    $       (.69)
                                                               ============     ============     ============     ============

Number of shares used in per common share computations            8,819,073        8,808,871        8,816,834        8,807,459
                                                               ============     ============     ============     ============


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Six Months Ended July 31,

                                   (Unaudited)

                                                                  1999                 1998
                                                              ------------         ------------
Operating activities:
Net (loss)                                                    $ (3,139,059)        $ (6,047,088)
Adjustments to reconcile net (loss) to net cash
  (used for) operating activities:
     Depreciation and amortization                                 955,358            1,039,755
     Increase in long-term accrued interest                        400,404               32,500

Cash provided by (used for) assets and liabilities:
     Accounts and unbilled receivables                             798,209           (2,007,077)
     Other current assets                                           23,618             (300,411)
     Accounts payable and accrued expenses                        (746,444)            (536,230)
     Deferred revenues                                             425,569               (1,959)
                                                              ------------         ------------
Net cash (used for) operating activities                        (1,282,345)          (7,820,510)

Investing activities:
Purchases of investment securities                                      --           (9,836,409)
Sales of investment securities                                          --           11,663,279
Proceeds from disposal of property and equipment                     9,006                   --
Purchases of property and equipment                                (46,484)            (720,824)
Capitalization of software development costs                      (150,000)            (198,000)
Other                                                               12,204              (14,639)
                                                              ------------         ------------
Net cash (used for) provided by investing activities              (175,274)             893,407

Financing activities:
Proceeds of long-term debt                                              --            6,000,000
Sale of treasury stock to employee stock purchase plan              13,243               32,138
                                                              ------------         ------------
Net cash provided by financing activities                           13,243            6,032,138
                                                              ------------         ------------

Decrease in cash                                                (1,444,376)            (894,965)
Cash and cash equivalents at beginning of period                 5,445,498            2,142,881
                                                              ------------         ------------
Cash and cash equivalents at end of period                    $  4,001,122         $  1,247,916
                                                              ============         ============

Supplemental cash flow disclosures:
    Interest paid                                             $    362,000         $         --


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three or six months ended July 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2000.

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

The decrease in receivables is due to improved collections, lower revenues in the current quarter compared to the prior period ended January 31, 1999, and the write off of some previously reserved accounts.

In August 1997, the Company announced the formation of Virtual Healthware Services (VHS), a new healthcare information application service provider division that delivers high quality, transaction-based document imaging/management services to healthcare providers from a central data center. Also, in August 1997, the Company announced that The Detroit Medical Center
(DMC) signed a three-year agreement with VHS and the contract was expected to generate in excess of $6,000,000 in revenues over the initial term of the agreement. In 1997, and the first part of 1998, the Company spent approximately $4,000,000 to build the central data center and place it into production. During the first quarter of 1998, VHS began production at the DMC. However, during 1998, The Detroit Medical Center encountered financial difficulties, and as previously announced in February, 1999, the DMC as part of an overall financial restructuring, notified the Company that it sought to terminate its agreement with VHS. The agreement between the DMC and LanVision does not provide for early termination, and the Company has filed a complaint seeking the recovery of damages in excess of $2,000,000 and initiated arbitration proceedings against the DMC. However, at the present time, the Company is unable to predict the outcome of these proceedings. At July 31, 1999, LanVision's receivables due from the DMC approximated $667,000. Management believes it has adequately provided for any possible uncollectible amounts.

The decrease in property and equipment is due to the downsizing of facilities including the disposal of excess office furniture and equipment and abandonment of certain leasehold improvements.

Other current assets consist primarily of prepaid expenses, including commissions, and acquired software and hardware awaiting installation.

The increase in accounts payable is due to the timing of payments on certain payables.

The decrease in accrued compensation results from a reduction in headcount and the payment of incentive compensation.

The decrease in accrued other expenses results from the settlement of contractual issues relating to certain aspects of implementation on several contracts and the use of the accrued restructuring liability for facilities downsizing.

The increase in deferred revenues is due to the receipt of advance payments on several contracts prior to revenue recognition.

Note 4 - STOCK OPTIONS

During the first six months of the current fiscal year, the Company granted 101,000 stock options under the Employee Stock Option Plan. During the same period 202,387 options were forfeited under all plans. In August, 1999, options to purchase 10,000 shares of Common Stock were exercised.

Note 5 - RESTRUCTURING EXPENSE

During the prior fiscal year, the company restructured certain aspects of its operations. Accordingly, the Company accrued $700,000 for the anticipated costs of severance and related taxes and fringe benefits for the reduction of the work force by 16 people and downsizing the existing facilities to the current and near term need. At July 31, 1999, approximately $632,000 of the accrual has been used for the restructuring and approximately $68,000 remains for additional facilities downsizing.

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

Note 7 - COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Accordingly, the Company has accounted for the unrealized holding gains on available-for-sale securities in accordance with this new accounting standard, as follows:

                                         Three months ended July 31,             Six months ended July 31,
                                        ------------------------------        ------------------------------
                                           1999               1998               1999               1998
                                        -----------        -----------        -----------        -----------
Net (loss)                              $(1,580,039)       $(2,911,003)       $(3,139,059)       $(6,047,088)

Unrealized holding gains (losses)
  arising during the period                      --             (4,827)                --             (5,630)

Reclassification adjustment for
  gains included in Net (loss)                   --            (14,164)                --            (54,686)
                                        -----------        -----------        -----------        -----------
Comprehensive (loss)                    $(1,580,039)       $(2,929,994)       $(3,139,059)       $(6,107,404)
                                        ===========        ===========        ===========        ===========


Note 8 - LONG-TERM DEBT

At the present time the Company's Long-term Debt Agreement includes certain financial covenants requiring the Company to maintain a minimum cash balance of $2,400,000 and maintain minimum revenues and net worth. The Company is renegotiating these covenants with the Lender and the minimum cash balance required will increase to $2,700,000 at October 31, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained herein, this Discussion and Analysis, as well as other Items in this Form 10-Q, contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements, included herein. These risks and uncertainties include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell LanVision products, the ability of the Company to control costs, availability of products from third party vendors, the healthcare regulatory environment, healthcare information systems budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, Year 2000 Compliance priorities, fluctuations in operating results and other risks detailed from time to time in the LanVision Systems, Inc. filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

GENERAL

LanVision Systems, Inc. ("LanVision"(TM) or the "Company") is a leading supplier of Healthcare Information Access Systems and services and an Application Service Provider with solutions that can utilize the power of the Internet/Intranet to link hospitals, physicians, patients and payers to a robust electronic medical record that enable, on a real-time basis, access to all the various forms of clinical and financial patient information from a single permanent health information repository. LanVision's solutions enable the coordination of both "structured" and "unstructured" patient data through a single health information repository. The Company's products are complementary to existing clinical and financial systems, and use document imaging and workflow tools to ensure end users can electronically access all the various forms of healthcare information including clinician's handwritten notes, photographs, insurance cards, etc. LanVision's solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access information from virtually any location, including the physician's desktop and eventually a patient's home using web browser technology. Web access to the entire medical record significantly improves physician productivity and reduces administrative costs such as filing, storage, retrieval and upkeep of medical records and clinical costs, such as redundant diagnostic testing. The Company's solutions integrate a proprietary document imaging platform, application suites, and image and web-enabling tools, that allow for the seamless merger of "back office" functionality with existing Clinical Information Systems at the desktop. The Company offers a robust document imaging/management infrastructure that is built for high volume transaction processing and is optimized for the healthcare industry. In addition to providing the clinician access to information not previously available at the desktop, the Company's applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with other Clinical and Patient Account Information Systems. For example, the Company has integrated its products with selected systems from Shared Medical Systems Corporation, Cerner Corporation, IDX Systems Corporation, and Oacis Healthcare Holdings Corp. By offering electronic access to all the components of the Medical Record, this integration completes one of the most difficult tasks necessary to provide a true Computer Based Patient Record. The Company's systems deliver on-line enterprisewide access to fully-updated patient information which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm.

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

The systems and service bureau operations enable hospitals and integrated healthcare networks to capture, store, manage, route, retrieve and process vast amounts of clinical and financial patient information. LanVision's systems, which incorporate data management, document imaging/management and workflow technologies, consolidate patient information into a single repository and provide fast and efficient access to patient information from universal workstations, wherever located, including the point of patient care.

Sales are made by the Company's direct sales force and through a Remarketing Agreement with Shared Medical Systems Corporation.

On February 23, 1998, the Company entered into a Remarketing Agreement with Shared Medical Systems Corporation ("SMS"). Under the terms of the agreement, SMS was granted an exclusive worldwide license to distribute WebView(TM), ChartVision(R), On-Line Chart Completion(TM) and Release of Information
(ROI)(TM) (formerly called Enterprisewide Correspondence(TM)) to the SMS customer base and prospect base, as defined in the agreement, and a non-exclusive license to distribute all other LanVision products. If SMS distributes any other electronic medical record product competing with LanVision's products, the Company may terminate the SMS Remarketing Agreement.

SMS has over 1,800 customers in the United States and a total of 3,500 customers in 20 countries and territories in North America and Europe. The large Healthcare Information Access Systems providers, such as SMS, are often able to positively influence the buying decisions within their customer base. LanVision management believes the distribution of its products by SMS will shorten sales cycles and increase revenues. Although SMS has already begun to actively promote LanVision's products, the full impact of this distribution agreement will likely not be realized until later in fiscal 1999, as more of the SMS organization is trained to sell and implement the LanVision products. To date SMS has sold six systems to end users through August 31, 1999.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. Throughout 1996, 1997, 1998 and the first six months of 1999, the Company has experienced extended sales cycles, and sales in each period have been less than the Company's internal plans. It is common for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter to quarter results. Furthermore, healthcare organizations are assessing and implementing many new technology solutions, including Year 2000 Compliance, etc., and although many of these systems do not compete with LanVision's products, these systems do compete for capital budget dollars and the available time of information system personnel within the healthcare organizations. The LanVision agreements cover the entire implementation of the system and specify the implementation schedule, which typically takes place in phases. The agreements generally provide for the licensing of the Company's proprietary software and third-party software with a one-time perpetual license fee that is adjusted depending on the number of workstations using the software. Third-party hardware is sold outright, with a one-time fee charged for installation and training. Interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis.

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

The Company utilized both internal and external resources to reprogram, or replace and test its software products for the Year 2000 Compliance modifications. The total cost of the Year 2000 Compliance remediation is not considered to be material, less than $500,000

The Company has warranted, to certain customers, that its products will be Year 2000 Compliant. If the Company were unable to provide a Year 2000 Compliant solution to these customers, the customers could claim breach of contract and seek available legal remedies. Provisions of the Company's long-term debt agreement and the Remarketing Agreement with SMS required the Company's products be Year 2000 Compliant by December 31, 1998. Although, LanVision's products were modified to be Year 2000 Compliant by December 31, 1998, all Alpha and Beta testing was not completed as of that date. Waivers of compliance have been received from our lender and the Remarketing Agreement with SMS is being amended. Based upon the current best estimate for remediation of the Year 2000 Compliance issues, the Company believes the risk is minimal that the Company has not complied with current commitments.


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

REVENUES

Revenues for the second fiscal quarter ended July 31, 1999, were $2,001,483, compared with $3,008,222 reported in the comparable quarter of 1998. Revenues for the six months ended July 31, 1999, were $4,373,531 compared with $6,613,252 in the comparable prior period. Revenues for the second quarter and first six months of fiscal 1999 do not include approximately $1,270,000 of revenues for previously announced sales made by our Remarketing Partner Shared Medical Systems Corporation. As previously disclosed, revenues on the contracts have been deferred until certain integration was completed. During the second quarter, LanVision delivered to SMS versions of LanVision's Medical Record Suite that were integrated with SMS's Patient Accounts Imaging Management System. SMS and LanVision successfully completed the initial integration testing. Revenue will be recognized, probably in the third quarter, when final integration testing of the software is completed. The decrease in revenues, in both periods, results primarily from the decrease in new customers during the current periods as most healthcare organizations concentrated on Year 2000 remediation of legacy systems rather than installing new systems.

Additionally, consolidations and mergers within the healthcare industry and the attendant changes in management have delayed or terminated sales discussions. Additionally, healthcare institutions are assessing and implementing many new technologies. Although many of these systems do not compete with LanVision products, these systems do compete for capital budget dollars and the available time of information systems personnel within the healthcare industries. Management believes the healthcare industry's focus on Year 2000 Compliance will continue to adversely affect potential sales opportunities for its direct sales force through most of fiscal 1999. Also, the Remarketing Agreement with Shared Medical Systems Corporation has developed more slowly than expected. To date, SMS's Marketing of LanVision's products has been conducted by a small specialized sales force. Additionally, SMS's strategy is to tightly control marketing activities until such time that the integrated LanVision/SMS solution can be successfully demonstrated at its key customers. The integrated products have been delivered to two SMS customers and initial integration testing has been successfully completed. Final integration testing is scheduled for September. LanVision expects that SMS's marketing activities related to the LanVision products will increase and believes revenue from this Remarketing Agreement will represent a greater percentage of the Company's total revenues in the future.

After an agreement is executed, LanVision does not record revenues until it delivers the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Accordingly, significant variations in revenues can result as more fully discussed under "Uneven Patterns of Quarterly Operating Results." Three customers accounted for approximately 47% of the revenues for the second quarter and 39% for the first six months of 1999 compared with 53% and 37%, respectively, of revenues in the comparable periods of the prior year.

OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third-party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the second quarter of 1999 and 1998 were 21% and 27%, respectively. The lower cost reflects the change in the mix of LanVision software with higher margins relative to the hardware and third party software components with lower margins and higher costs. The cost of systems sales as a percentage of systems sales for the first six months of 1999 and 1998 were 37% and 33%, respectively reflecting the lower mix of LanVision software and higher hardware sales in the current period compared with the prior period.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third-party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 67% and 107% for the second quarter and 69% and 107% for the first six months of fiscal 1999 and 1998, respectively. The improvement in the cost of sales is due to reduced operating expenses and more effective utilization of the professional services and support staffs. The Company's support margins are highest on LanVision's proprietary software. Accordingly, margins are expected to improve as more customers are added.

The LanVision Professional Services staff provides services on a time and material or fixed fee basis. The Professional Services staff has, in the past, experienced some inefficiencies in the delivery of services, and certain projects have taken longer to complete than originally estimated, thus adversely affecting operating performance. Additionally, the Professional Services staff does spend a portion of its time on non-billable activities, such as developing training courses and developing plans to move to LanVision's new product releases, etc. Management believes the increase in experience of its Professional Services staff and an increase in backlog should improve the overall efficiency and operating performance of this group.

Cost of Services Bureau Operations

The cost of service bureau operations has declined in both the current quarter and first six months compared with the comparable prior periods as the overall operations were significantly reduced when The Detroit Medical Center terminated their agreement. See Note 3 of the Notes to Condensed Consolidated Financial Statements. The ongoing cost of the service bureau operations is primarily depreciation and core staff assisting in the implementation of a new VHS customer, The Health Alliance, Inc., which is expects to begin using the system in production in the third quarter.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the second quarter of fiscal 1999, Selling, General and Administrative expenses decreased to $1,194,846 compared with $2,109,586 in the comparable prior quarter and decreased to $2,456,085 compared with $4,575,807 in the comparable prior six months of 1998. The reductions in Selling, General and Administrative expenses is due to decreased staffing levels and reduced expenses in other areas. The Company has gradually reduced its direct sales staff as the Company focuses its sales efforts on indirect distribution through its current and future Remarketing Partners.

Product Research and Development

Product research and development expenses consist primarily of: compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the second quarter of fiscal 1999, research and development expenses decreased to $525,042 compared with $948,122 in the comparable prior quarter and decreased to $1,071,054 compared with $2,398,613 in the comparable prior six months of 1998, as a result of a reduction of staff and use of outside contractors as major development projects were completed in the later portion of the prior fiscal year. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $150,000 and $198,000 of product research and development costs in the first six months of fiscal 1999 and 1998, respectively.

Interest income consists primarily of interest on invested cash. The decrease in interest income results from the sale of investment securities and use of cash to fund operations and acquire fixed assets.

Interest expense relates to the long-term debt.

Net loss

The net loss for the second quarter of fiscal 1999 was $1,580,039 ($.0.18 per share) compared with a net loss of $2,911,003 ($.0.33 per share) in the second quarter of fiscal 1998. The net loss for the first six months of fiscal 1999 was $3,139,059 ($.0.36 per share) compared with a net loss of $6,047,088 ($.0.69 per share) in the first six months of fiscal 1998.The decrease in the net loss for the periods results primarily from reductions in selling, general and administrative expenses and product research and development as well as reductions in costs of sales, primarily as a result of staff reductions and better utilization of staff.

In spite of the less than anticipated number of new customer agreements signed in the past, management continues to believe that the healthcare document imaging and workflow market is going to be a significant market. Management believes it has made the investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth primarily through third party distributors and remarketing partners, and potentially emerging healthcare Internet Service Providers, Application Service Providers and content/E-commerce organizations.

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


LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1989, the Company has funded its operations, working capital needs and capital expenditures primarily from a combination of cash generated by operations, a 1994 private placement of convertible redeemable preferred stock, an initial public offering and borrowings, including a $6,000,000 loan in July, 1998.

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

The Company has no significant obligations for capital resources, other than noncancelable operating leases in the total amount of approximately $1,400,000, payable over the next five years. However, the VHS service bureau operations will need to acquire additional software and equipment as VHS adds additional hospitals and clinics to its customer base. The central data center has been configured to serve approximately fifty hospitals, with significant expansion capabilities. However, for certain new customers VHS will operate one or more onsite document capture centers and will provide the necessary scanning equipment. Each document capture center is expected to require approximately $125,000 of equipment. Also, because VHS charges for its services on a per transaction fee basis, the Company's cash flow for capital and operating expenses will normally be greater than cash inflows until customers begin to use the system at anticipated normal volumes for a period of time.

Over the last several years, the Company's revenues have been less than the Company's internal plans. However, during the same time period, the Company has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses as the Company expanded its operations in anticipation of significant revenue growth. This has resulted in significant net cash outlays over the last three years. Although the Company has reduced staffing levels and related expenses and improved operating performance, the Company's expenses continue to exceed its revenues. Accordingly, to achieve profitability and positive cash flow, it is necessary for the Company to increase revenues or continue to reduce expenses. Management believes that the recent general release of new or enhanced versions of products has significantly strengthened the product lines. Additionally, the SMS Remarketing Agreement has significantly expanded the sales distribution capabilities, and management believes that market opportunities are such that the Company should be able to increase its revenues. However, there can be no assurance the Company will be able to increase its revenues.

At July 31,1999, the Company had cash and cash equivalents of $4,001,122. Cash equivalents consist of overnight bank repurchase agreements. Under the terms of its loan agreement, the Company has agreed to maintain a minimum cash and investment balance of $2,400,000.

Management has significantly reduced operating expenses throughout 1998 and the first six months of fiscal year 1999, and believes the Company is well positioned to achieve quarterly break-even or profitability, before interest, expense, in the second half of fiscal year 1999 with modest increases in revenues. However, based upon current expenditure levels and in the absence of increased revenues, the Company would continue to operate at a loss. Accordingly, for the foreseeable future, management will need to continually assess its revenue prospects compared to its current expenditure levels. If it does not appear likely that revenues will increase, it will be necessary to further reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require lender approval. However, there can be no assurance the Company will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse affect on future operating performance.

In December, 1998, the Company retained CIBC World Markets [ formerly CIBC Oppenheimer Corp.] as a financial advisor to help the Company plan for future capital needs and assist the Company with decisions that maximize shareholder value.

To date, inflation has not had a material impact on the Company's revenues or expenses. Additionally, the Company does not have any significant market risk exposure at July 31, 1999.


SIGNED AGREEMENTS - BACKLOG

LanVision enters into master agreements with its customers to specify the scope of the system to be installed, services to be provided by LanVision, the agreed upon aggregate price, and the timetable for implementation. The master agreement typically provides that the Company will deliver the system in phases pursuant to the customer's purchase orders, thereby allowing the customer flexibility in the timing of its receipt of systems and to make adjustments that may arise based upon changes in technology or changes in customer needs. The master agreement also allows the customer to request additional components as the installation progresses, which additions are then separately negotiated as to price and terms. Certain Master Agreements allow customers to cancel subsequent phases without penalty. Historically, customers have ultimately purchased systems and services in addition to those originally contemplated by the master agreement, although there can be no assurance that this trend will continue in the future.

At July 31, 1999, the Company's customers (excluding customers of the Virtual Healthware Services division) had entered into master agreements for systems and services (excluding support and maintenance) which had not yet been delivered, installed and accepted which, if fully performed, would generate sales of approximately $6,073,000, compared with $6,616,000 and $6,881,000 at the end of the first quarter of fiscal 1999 and the end of fiscal 1998, respectively. The systems and services are currently expected to be delivered over the next two to three years. In addition, the Company anticipates approximately $2,000,000 in transaction-based fee revenues for the Virtual Healthware Services division's new client over the four-year life of the contract. Because implementation and service bureau transaction-based fees are dependent upon the customer's schedule and usage, the Company is unable to predict accurately the amount of these revenues in future periods. As previously discussed, an additional $1,270,000 in revenues on systems sold by SMS will probable be recognized in the third quarter.

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

The commencement of revenue recognition varies depending on the size and complexity of the system, the implementation schedule requested by the customer and usage by customers of the VHS service bureau operations. Therefore, LanVision is unable to accurately predict the revenue it expects to achieve in any particular period. The Company's master agreements generally provide that the customer may terminate its agreement upon a material breach by the Company, or may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of its master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company's business, financial condition and results of operations.


Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company is not currently engaged in any material adverse litigation.

Item 3. DEFAULTS ON SENIOR SECURITIES

The Company is not in default under its existing Loan Agreement.

Item 5. OTHER INFORMATION

In July, 1999, the Company moved its Corporate Headquarters from offices at One Financial Way, Cincinnati, OH to 4700 Duke Drive, Suite 170, Mason, OH, 45040-9374.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       10       Lease Termination Agreement

       11       Computation of Earnings (Loss) Per Common Share

       27       Financial Data Schedule

(b) Reports on Form 8-K

    None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LANVISION SYSTEMS, INC.

DATE:  September 14, 1999        By:  /s/ J. BRIAN PATSY
     ------------------------         -------------------------------------
                                      J. Brian Patsy
                                      Chief Executive Officer and
                                      President


DATE:  September 14, 1999        By:  /s/ THOMAS E. PERAZZO
     ------------------------         -------------------------------------
                                      Thomas E. Perazzo
                                      Vice President, Chief Operating
                                      Officer, Chief Financial Officer and
                                      Treasurer

INDEX TO EXHIBITS


   Exhibit No.              Exhibit
   -----------              -------


       10                   Lease Termination Agreement

       11                   Computation of Earnings (Loss) Per Common Share

       27                   Financial Data Schedule