Form 10-Q
period 1999-10-31
LANVISION SYSTEMS INC
filed 1999-12-14
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999
                                       or

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
         Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of December 13, 1999: 8,838,033.

                                TABLE OF CONTENTS


                                                                                                                           Page
Part I.          FINANCIAL INFORMATION

Item 1           Condensed Consolidated Financial Statements                                                                 3

                 Condensed Consolidated Balance Sheets at October 31, 1999 and January 31, 1999....................          3

                 Condensed Consolidated Statements of Operations for the three and nine months ended October 31,
                 1999 and 1998.....................................................................................          5

                 Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 1999 and
                 1998..............................................................................................          6

                 Notes to Condensed Consolidated Financial Statements..............................................          7

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.............
                                                                                                                             9

Part II.         OTHER INFORMATION

Item 1.          Legal Proceedings.................................................................................         21

Item 3.          Defaults on Senior Securities.....................................................................         21

Item 5.          Other Information.................................................................................         21

Item 6.          Exhibits and Reports on Form 8-K..................................................................         22

                 Signatures........................................................................................         22

PART I.       FINANCIAL INFORMATION
Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                      (Unaudited)            (Audited)
                                                                      October 31,           January 31,
                                                                         1999                   1999
                                                                    ------------           ------------
Current assets:
    Cash and cash equivalents                                        $ 4,992,441            $ 5,445,498
    Accounts receivable, net of allowance for doubtful
        accounts of $370,000 and $325,000, respectively                2,613,828              3,642,330
    Unbilled receivables                                               1,372,598              2,383,964
    Other                                                                774,126              1,024,960
                                                                    ------------           ------------
          Total current assets                                         9,752,993             12,496,752

Property and equipment:
    Computer equipment                                                 4,409,681              4,407,863
    Computer software                                                    590,591                588,441
    Office furniture, fixtures and equipment                           1,379,043              1,534,206
    Leasehold improvements                                               648,230                930,920
                                                                    ------------           ------------
                                                                       7,027,545              7,461,430
    Accumulated depreciation and amortization                         (4,158,072)            (3,321,466)
                                                                    ------------           ------------
                                                                       2,869,473              4,139,964
Capitalized software development costs, net of accumulated
  amortization of $1,055,228 and $920,228, respectively                  839,701                749,701
Other                                                                    342,508                 98,633
                                                                    ------------           ------------

                                                                     $13,804,675            $17,485,050
                                                                    ============           ============



See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

  Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity

                                                                            (Unaudited)             (Audited)
                                                                            October 31,            January 31,
                                                                               1999                   1999
                                                                           ------------           ------------

Current liabilities:
  Accounts payable                                                         $    544,771           $    474,189
  Accrued compensation                                                          404,769                543,790
  Accrued other expenses                                                      2,201,695              3,105,021
  Deferred revenues                                                           1,344,921              1,083,837
                                                                           ------------           ------------
        Total current liabilities                                             4,496,156              5,206,837

Long-term debt                                                                6,000,000              6,000,000
Long-term accrued interest                                                    1,081,430                431,167

Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                                      --                     --

Stockholders' equity:
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 8,896,500 shares issued                                          88,965                 88,965
  Capital in excess of par value                                             35,003,931             35,102,459
  Treasury stock, at cost, 58,467 and 81,980 shares, respectively              (277,921)              (389,692)
  Accumulated (deficit)                                                     (32,587,886)           (28,954,686)
                                                                           ------------           ------------
        Total stockholders' equity                                            2,227,089              5,847,046
                                                                           ============           ============
                                                                           $ 13,804,675           $ 17,485,050
                                                                           ============           ============



See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     Three and Nine Months Ended October 31,

                                   (Unaudited)




                                                                Three Months Ended                  Nine Months Ended
                                                         ------------------------------       ------------------------------

                                                             1999               1998              1999               1998
                                                         -----------        -----------       -----------        ------------
  Revenues:
    Systems sales                                        $   968,159        $ 1,307,886       $ 2,436,807        $  4,979,826
    Services, maintenance and support                      2,015,910          1,276,852         4,765,868           4,047,450
    Service bureau operations                                     --            251,591           154,925             422,305
                                                         -----------        -----------       -----------        ------------
        Total revenues                                     2,984,069          2,836,329         7,357,600           9,449,581

Operating expenses:
    Cost of systems sales                                    129,217            315,912           679,464           1,525,768
    Cost of services, maintenance and support              1,052,610          1,340,522         2,961,665           4,298,875
    Cost of service bureau operations                        266,374            755,534         1,098,250           2,103,374
    Selling, general and administrative                    1,115,210          1,516,922         3,571,295           6,092,729
    Product research and development                         504,303            722,443         1,575,357           3,121,056
    Restructuring expense                                         --                 --                --             300,000
                                                         -----------        -----------       -----------        ------------
        Total operating expenses                           3,067,714          4,651,333         9,886,031          17,441,802
                                                         -----------        -----------       -----------        ------------
Operating (loss)                                             (83,645)        (1,815,004)       (2,528,431)         (7,992,221)
Interest income                                               37,464             94,112           125,596             291,741
Interest expense                                             447,961            390,000         1,230,366             457,500
                                                         -----------        ===========       -----------        ------------

Net (loss)                                               $  (494,142)       $(2,110,892)      $(3,633,201)       $ (8,157,980)
                                                         ===========        ===========       ===========        ============

Basic net (loss) per common share                        $      (.06)       $      (.24)      $      (.41)       $       (.93)
                                                         ===========        ===========       ===========        ============

Diluted net (loss) per common share                      $      (.06)       $      (.24)      $      (.41)       $       (.93)
                                                         ===========        ===========       ===========        ============

Number of shares used in per common share computations     8,836,165          8,814,520         8,823,356           8,809,856
                                                         ===========        ===========       ===========        ============




See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Nine Months Ended October 31,

                                   (Unaudited)

                                                                    1999                   1998
                                                                -----------           -------------
Operating activities:
Net (loss)                                                      $(3,633,201)          $ (8,157,980)
Adjustments to reconcile net (loss) to net cash
  provided by(used for) operating activities:
     Depreciation and amortization                                1,318,766              1,521,653
     Increase in long-term accrued interest                         650,263                231,833

Cash provided by (used for) assets and liabilities:
     Accounts and unbilled receivables                            2,035,013             (1,944,501)
     Other current assets                                           255,689                (97,000)
     Accounts payable and accrued expenses                         (825,839)            (1,140,175)
     Deferred revenues                                              261,084                 (8,809)
                                                                -----------           ------------
Net cash provided by (used for) operating activities                 61,775             (9,594,979)

Investing activities:
Purchases of investment securities                                       --             (9,836,409)
Sales of investment securities                                           --             13,681,089
Proceeds from disposal of property and equipment                     10,562                     --
Purchases of property and equipment                                 (69,761)              (740,151)
Capitalization of software development costs                       (225,000)              (297,000)
Other                                                              (243,876)               (15,616)
                                                                -----------           ------------
Net cash (used for) provided by investing activities               (528,075)             2,791,913

Financing activities:
Proceeds of long-term debt                                               --              6,000,000
Sale of treasury stock to employee stock purchase plan               13,243                 32,138
                                                                -----------           ------------
Net cash provided by financing activities                            13,243              6,032,138
                                                                -----------           ------------

Decrease in cash and cash equivalents                              (453,057)              (770,928)
Cash and cash equivalents at beginning of period                  5,445,498              2,142,881
                                                                ===========           ============
Cash and cash equivalents at end of period                      $ 4,992,441           $  1,371,953
                                                                ===========           ============

  Supplemental cash flow disclosures:
      Interest paid                                             $   546,000           $    152,000


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three or nine months ended October 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2000.

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

Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The decrease in cash and cash equivalents results from the use of cash to fund current operations.

The decrease in receivables is due to improved collections, and the write off of some previously reserved accounts.

In August 1997, the Company announced the formation of Virtual Healthware Services (VHS), a new healthcare information application service provider division that delivers high quality, transaction-based document imaging/management services to healthcare providers from a central data center. Also, in August 1997, the Company announced that The Detroit Medical Center
(DMC) signed a three-year agreement with VHS and the contract was expected to generate in excess of $6,000,000 in revenues over the initial term of the agreement. In 1997, and the first part of 1998, the Company spent approximately $4,000,000 to build the central data center and place it into production. During the first quarter of 1998, VHS began production at the DMC. However, during 1998, The Detroit Medical Center encountered financial difficulties, and as previously announced in February, 1999, the DMC as part of an overall financial restructuring, notified the Company that it sought to terminate its agreement with VHS. The agreement between the DMC and LanVision does not provide for early termination, and the Company has filed a complaint seeking the recovery of damages in excess of $2,000,000 and initiated arbitration proceedings against the DMC. However, at the present time, the Company is unable to predict the outcome of these proceedings. At October 31, 1999, LanVision's receivables due from the DMC approximated $667,000. Management believes it has adequately provided for any possible uncollectible amounts.

The decrease in unbilled receivables is due to the timing of progress billings on contracts.

Other current assets consist primarily of prepaid expenses, including commissions, and acquired software and hardware awaiting installation. The decrease reflects a decrease in prepaid expenses and the reclassification of prepaid loan fees to a non-current asset.

The decrease in property and equipment is due to the downsizing of facilities including the disposal of excess office furniture and equipment and abandonment of certain leasehold improvements.

The increase in other non-current assets results primarily from an increase in and the reclassification of prepaid loan fees from current to non-current.

The increase in accounts payable is due to the timing of payments on certain payables.

The decrease in accrued compensation results from a reduction in headcount and the payment of incentive compensation.

The decrease in accrued other expenses results from the settlement of certain contractual issues with customers and the use of the accrued restructuring liability for facilities downsizing.

The increase in deferred revenues is due to the receipt of advance payments on several contracts prior to revenue recognition.

Note 4 - STOCK OPTIONS

During the first nine months of the current fiscal year, the Company granted 101,000 stock options under the Employee Stock Option Plan. During the same period 208,887 options were forfeited under all plans and options to purchase 10,000 shares of Common Stock were exercised.

Note 5 - RESTRUCTURING EXPENSE

During the prior fiscal year, the company restructured certain aspects of its operations. Accordingly, the Company accrued $700,000 for the anticipated costs of severance and related taxes and fringe benefits for the reduction of the work force by 16 people and downsizing the existing facilities to the current and near term need. At October 31, 1999, approximately $647,000 of the accrual has been used for the restructuring and approximately $53,000 remains for additional facilities downsizing.

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

Note 7 - COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Accordingly, the Company has accounted for the unrealized holding gains on available-for-sale securities in accordance with this new accounting standard, as follows:


                                          Three months ended October 31,             Nine months ended October 31,
                                         -------------------------------           ---------------------------------
                                            1999                1998                  1999                  1998
                                         ---------           -----------           -----------           -----------

Net (loss)                               $(494,142)          $(2,110,892)          $(3,633,201)          $(8,157,980)

Unrealized holding gains
  arising during the period                     --                12,023                    --                 6,393

Reclassification adjustment for
  gains included in Net (loss)                  --                (1,758)                   --               (56,444)
                                                             ===========           ===========           ===========
Comprehensive (loss)                     $(494,142)          $(2,100,627)          $(3,633,201)          $(8,208,031)
                                         =========           ===========           ===========           ===========


Note 8 - LONG-TERM DEBT

The Company's Long-term Debt Agreement is in the process of being amended to include new financial covenants and requiring the Company to maintain a minimum cash balance of $2,700,000, as of October 31, 1999 and thereafter. The lender has agreed to amend the loan agreement to include the following: eliminate the existing minimum revenues and net worth covenants and replace them with a requirement to execute new software license agreements during the period August 1, 1999 through January 31, 2000 in the amount of at least $1,500,000, and for the period February 1, 2000 through July 31, 2000 in the amount of at least $2,500,000; and beginning with the quarter ending July 31, 2000, and each quarter thereafter, generate positive cash flow of at least $200,000, per quarter, or maintain a minimum net worth of at least $4,000,000.

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


RESULTS OF OPERATIONS

GENERAL

LanVision Systems, Inc. ("LanVision" (TM) or the "Company") is a leading supplier of Healthcare Information Access Systems and services and an Application Service Provider with solutions that can utilize the power of the Internet/Intranet to link hospitals, physicians, patients and payers to a robust Electronic Medical Record that enable, on a real-time basis, access to all the various forms of clinical and financial patient information from a single permanent health information repository. LanVision's solutions enable the coordination of both "structured" and "unstructured" patient data through a single health information repository. The Company's products are complementary to existing clinical and financial systems, and use document imaging and workflow tools to ensure end users can electronically access all the various forms of healthcare information including clinician's handwritten notes, photographs, insurance cards, etc. LanVision's solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access information from virtually any location, including the physician's desktop and eventually a patient's home using web-browser technology. Web access to the entire medical record significantly improves physician productivity and reduces administrative costs such as filing, storage, retrieval and upkeep of medical records and clinical costs, such as redundant diagnostic testing. The Company's solutions integrate a proprietary document imaging platform, application suites, and image and web-enabling tools, that allow for the seamless merger of "back office" functionality with existing Clinical Information Systems at the desktop. The Company offers a robust document imaging/management infrastructure that is built for high volume transaction processing and is optimized for the healthcare industry. In addition to providing the clinician access to information not previously available at the desktop, the Company's applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with other Clinical and Patient Account Information Systems. For example, the Company has integrated its products with selected systems from Shared Medical Systems Corporation, Cerner Corporation, IDX Systems Corporation, and Oacis Healthcare Holdings Corp. By offering electronic access to all the components of the Medical Record, this integration completes one of the most difficult tasks necessary to provide a true Computer Based Patient Record. The Company's systems deliver on-line enterprisewide access to fully-updated patient information which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm.

The Company's revenues are derived from: the licensing and sale of systems comprising LanVision and third-party software and hardware components, product support, maintenance, professional services, and service bureau operations. Professional services include implementation and training, project management, custom software development and currently are provided only to the Company's customers with installed systems or who are in the process of installing systems. Revenues from professional services, maintenance and support services typically are expected to increase as the number of installed systems increase. The Company earns its highest margins on proprietary LanVision software and the lowest margin is on third-party hardware. Systems sales to customers may include different configurations of software and hardware, resulting in varying margins among contracts. The margins on professional services revenues are expected to fluctuate based upon the negotiated terms of the agreement with each customer and the Company's ability to fully utilize its professional services, maintenance and support services staff. Revenues from the Company's service bureau operations, which provides high quality, transaction-based document imaging/management services from a central data center, are expected to increase as the number of hospitals outsource services to the Company's Virtual Healthware Services division ("VHS"). Additionally, revenue from each VHS customer is expected to increase as the volume of archived historical data increases and retrievals of data increases as the systems are fully implemented within a healthcare facility. VHS has installed its system at The Health Alliance, Inc., a group of five hospitals in the greater Cincinnati area.

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

In February, 1998, the Company entered into a Remarketing Agreement with Shared Medical Systems Corporation ("SMS"). Under the terms of the agreement, SMS was granted an exclusive worldwide license to distribute WebView(TM), ChartVision(R), On-Line Chart Completion(TM) and Release of Information
(ROI)(TM) (formerly called Enterprisewide Correspondence(TM)) to the SMS customer base and prospect base, as defined in the agreement, and a non-exclusive license to distribute all other LanVision products. If SMS distributes any other Electronic Medical Record product competing with LanVision's products, the Company may terminate the SMS Remarketing Agreement.

SMS has over 1,800 customers in the United States and a total of 3,500 customers in 20 countries and territories in North America and Europe. The large Healthcare Information Access Systems providers, such as SMS, are often able to positively influence the buying decisions within their customer base. LanVision management believes the distribution of its products by SMS will shorten sales cycles and increase revenues. Although SMS has already begun to actively promote LanVision's products, the full impact of this distribution agreement will likely not be realized until fiscal 2000 and beyond, as more of the SMS organization is trained to sell and implement the LanVision products. To date SMS has sold six systems to end users.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. Throughout 1996, 1997, 1998 and the first nine months of 1999, the Company has experienced extended sales cycles, and sales in each period have been less than the Company's internal plans. It is common for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter to quarter results. Furthermore, healthcare organizations are assessing and implementing many new technology solutions, and although many of these systems do not compete with LanVision's products, these systems do compete for capital budget dollars and the available time of information system personnel within the healthcare organizations. Additionally, many healthcare companies have been preoccupied with Year 2000 remediation and deferred the purchase of new information systems.

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

Generally, revenues from systems sold by LanVision's direct sales force are recognized when a purchase agreement is signed and products are delivered. Revenues from the service elements of a contract including: routine installation, integration, project management, interface development, training, etc. are deferred until the work is performed. If an agreement requires the Company to perform services and modifications that are deemed significant to system acceptance, revenue is recorded either on the percentage-of-completion method or revenue related to the delivered hardware and software components is deferred until such obligations are completed, depending on the contractual terms. Revenues from maintenance and support agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of the revenue are classified as deferred revenues. Revenue recognized prior to progress billings to customers is recorded as unbilled receivables.

Under the terms of the remarketing agreement with SMS, the Company receives royalties from SMS on LanVision software licensed by SMS to their end user customers. For perpetual licenses, SMS pays LanVision 25% of the total royalty 30 days following the quarter in which SMS executes a license with an end user. Upon delivery of the software by SMS to its end user, SMS is required to pay LanVision the remaining 75% of the royalty 30 days following the quarter in which the software was delivered. LanVision recognizes 25% of the royalty as SMS executes licenses and 75% of the royalty as SMS delivers the software to its end users. Royalty revenue is included in the Statement of Operations under the caption "Systems Sales."

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

The Company is now working with its customers to upgrade their systems to Year 2000 Compliance. Based upon current information and the time remaining for clients to upgrade their systems to be Year 2000 Compliant, including upgrading to LanVision's Year 2000 Compliant software, the Company believes that the risk of a customer not having a Year 2000 Compliant system is minimal. Accordingly, no contingency plans have not been developed.

With regard to the Company's service bureau operations, the Company has determined that its systems and equipment are Year 2000 Compliant, including the LanVision software products discussed above and telecommunications services provided by outside vendors. Without Year 2000 Compliant LanVision software and telecommunications, the service bureau operations would not be able to provide current levels of services to its customers. No contingency plan has been developed based upon our current review of the systems, software and telecommunications services.

With regard to internal use software and hardware, the Company has reviewed all of the internally used software and equipment, and determined that a small amount of older computer equipment required replacement, but the type and amount were not significant and were replaced in the ordinary course as systems were upgraded. With regard to third-party software, it has been determined that some software is not compliant and will be upgraded, in 1999, as vendors provide Year 2000 Compliant versions. All major systems have been upgraded. However, several auxiliary systems still require vendor upgrades. The Company also utilizes third-party vendors for processing data and payments, e.g. payroll services, 401(k) plan administration, check processing, medical benefits processing, etc. The Company has initiated communications with its vendors to determine the status of their systems. The major vendors have advised the Company they are currently Year 2000 Compliant. Accordingly, no contingency plan has been developed.

The Company utilized both internal and external resources to reprogram, or replace and test its software products for the Year 2000 Compliance modifications. The total cost of the Year 2000 Compliance remediation is estimated to be less than $500,000.


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



UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter to quarter as a result of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers' increase. Revenues from the VHS service bureau operations are expected to increase over time, as more hospitals outsource services to VHS, existing customers increase the volume of documents stored on the systems, and the number of retrievals increase. VHS has installed its system at The Health Alliance, Inc., a group of five hospitals in the greater Cincinnati area. Because a significant percentage of the Company's operating costs are expensed as incurred, a variation in the usage of VHS services, the timing of systems sales and installations and the resulting revenue recognition, can cause significant variations in operating results from quarter to quarter.

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


REVENUES

Revenues for the third fiscal quarter ended October 31, 1999, were $2,984,069, compared with $2,836,329 reported in the comparable quarter of 1998. Revenues for the nine months ended October 31, 1999, were $7,357,600 compared with $9,449,581 in the comparable prior period. The decrease in revenues, for the nine months, results primarily from the decrease in new customers during the current periods, offset to some extent by increased revenues from SMS, as most healthcare organizations concentrated on Year 2000 remediation of legacy systems rather than installing new systems.

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

Management believes the healthcare industry's focus on Year 2000 Compliance will continue to adversely affect potential sales opportunities for its direct sales force throughout fiscal 1999 and perhaps the first quarter of fiscal 2000. Additionally, reduced reimbursements from Medicare under the Balanced Budget Act, have adversely affected many healthcare providers because they have not been able to reduce expenses to the extent revenue from reimbursements has decreased. Accordingly, many healthcare providers have needed to tighten operating and capital budgets. This adversely affected new systems sales in fiscal 1999 and may continue in the Year 2000 and beyond.

The Remarketing Agreement with Shared Medical Systems Corporation has developed more slowly than expected. To date, SMS's Marketing of LanVision's products has been conducted by a small specialized sales force. Additionally, SMS's strategy is to tightly control marketing activities until such time that the integrated LanVision/SMS solution can be successfully demonstrated at its key customers. The integrated products have been delivered to two SMS customers and final integration testing has been successfully completed. LanVision expects that SMS's marketing activities related to the LanVision products will increase and believes revenue from this Remarketing Agreement will represent a greater percentage of the Company's total revenues in the future.

On agreements executed by LanVision's direct sales force, LanVision does not record revenues until it delivers the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Accordingly, significant variations in revenues can result as more fully discussed under "Uneven Patterns of Quarterly Operating Results." Three customers, excluding our remarketer SMS, accounted for approximately 29% of the revenues for the third quarter and 32% for the first nine months of 1999 compared with 56% and 31%, respectively, of revenues in the comparable periods of the prior year. Revenues from SMS accounted for approximately $955,000 and $1,168,000 for the three and nine months ended October 31, 1999, respectively.


OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third-party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the third quarter of 1999 and 1998 were 13% and 24%, respectively. The lower cost reflects the change in the mix of LanVision software with higher margins relative to the hardware and third party software components with lower margins and higher costs. The cost of systems sales as a percentage of systems sales for the first nine months of 1999 and 1998 were 28% and 31%, respectively, reflecting the higher mix of LanVision software sales in the current period compared with the prior period.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third-party maintenance contracts. The cost of such services, maintenance and support as a percentage of the corresponding revenue was 52% and 105% for the third quarter and 62% and 106% for the first nine months of fiscal 1999 and 1998, respectively. The LanVision Professional Services staff provides services on a time and material or fixed fee basis. The Professional Services staff has, in the past, experienced some inefficiencies in the delivery of services, and certain projects have taken longer to complete than originally estimated, thus adversely affecting operating performance. Additionally, the Professional Services staff does spend a portion of its time on non-billable activities, such as developing training courses and developing plans to move to LanVision's new product releases, etc. However, improvement in the cost of sales is due to reduced operating expenses and more effective utilization of the professional services and support staffs. The Company's support margins are highest on LanVision's proprietary software. Accordingly, margins are expected to improve as more customers are added.

Cost of Services Bureau Operations

The cost of service bureau operations has declined in both the current quarter and first nine months compared with the comparable prior periods as the overall operations were significantly reduced when The Detroit Medical Center terminated their agreement. See Note 3 of the Notes to Condensed Consolidated Financial Statements. The ongoing cost of the service bureau operations during the third quarter was primarily depreciation and the core centralized data center staff. In October, 1999, The Health Alliance, Inc., began using the VHS Service Bureau.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the third quarter of fiscal 1999, Selling, General and Administrative expenses decreased to $1,115,210 compared with $1,516,922 in the comparable prior quarter and decreased to $3,571,295 compared with $6,092,729 in the comparable prior nine months of 1998. The reductions in Selling, General and Administrative expenses is due to decreased staffing levels and reduced expenses in other areas. The Company has gradually reduced its direct sales staff as the Company focuses its sales efforts on indirect distribution through its current and future Remarketing Partners.

Product Research and Development

Product research and development expenses consist primarily of: compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the third quarter of fiscal 1999, research and development expenses decreased to $504,303 compared with $722,443 in the comparable prior quarter and decreased to $1,575,357 compared with $3,121,056 in the comparable prior nine months of 1998, as a result of a reduction of staff and use of outside contractors as major development projects were completed in the later portion of the prior fiscal year. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $225,000 and $297,000 of product research and development costs in the first nine months of fiscal 1999 and 1998, respectively.

Interest income consists primarily of interest on invested cash. The decrease in interest income results from the sale of investment securities and use of cash to fund operations and acquire fixed assets.

Interest expense relates to the long-term debt.

Net loss

The net loss for the third quarter of fiscal 1999 was $494,142 ($.0.06 per share) compared with a net loss of $2,110,892 ($.0.24 per share) in the third quarter of fiscal 1998. The net loss for the first nine months of fiscal 1999 was $3,633,201 ($.0.41 per share) compared with a net loss of $8,157,980 ($.0.93 per share) in the first nine months of fiscal 1998. The decrease in the net loss for the periods results primarily from reductions in selling, general and administrative expenses and product research and development as well as reductions in costs of sales, primarily as a result of staff reductions and better utilization of staff, offset by increased interest expense on the long-term debt outstanding during the nine months.

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

Since commencing operations in 1989, the Company has incurred operating losses. Although the Company achieved profitability in fiscal years 1992 and 1993, the Company operated at a loss in fiscal years 1994 through 1998. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.

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

The Company has no significant obligations for capital resources, other than noncancelable operating leases in the total amount of approximately $835,000, payable over the next five years. However, the VHS service bureau operations will need to acquire additional software and equipment as VHS adds additional hospitals and clinics to its customer base. The central data center has been configured to serve approximately fifty hospitals, with significant expansion capabilities. For certain new customers, VHS may operate one or more onsite document capture centers and provide the necessary scanning equipment. Each document capture center is expected to require approximately $125,000 of equipment. Also, because VHS charges for its services on a per transaction fee basis, the Company's cash flow for capital and operating expenses will normally be greater than cash inflows until customers begin to use the system at anticipated normal volumes for a period of time.

Over the last several years, the Company's revenues have been less than the Company's internal plans. However, during the same time period, the Company has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses as the Company expanded its operations in anticipation of significant revenue growth. This has resulted in significant net cash outlays over the last three years. Throughout 1998 and 1999, the Company has reduced staffing levels and related expenses and improved operating performance. However, the Company's expenses continue to exceed its revenues. Accordingly, to achieve profitability and positive cash flow, it is necessary for the Company to increase revenues or continue to reduce expenses. Management believes that the recent general release of new or enhanced versions of products has significantly strengthened the product lines. Additionally, the SMS Remarketing Agreement has significantly expanded the sales distribution capabilities, and management believes that market opportunities are such that the Company should be able to increase its revenues. However, there can be no assurance the Company will be able to increase its revenues.

At October 31, 1999, the Company had cash and cash equivalents of $4,992,441. Cash equivalents consist of overnight bank repurchase agreements. Under the terms of its loan agreement, the Company has agreed to maintain a minimum cash and investment balance of $2,700,000.

Management has significantly reduced operating expenses throughout 1998 and the first nine months of fiscal year 1999, and believes the Company is well positioned to achieve quarterly break-even or profitability, before interest, expense, in the fourth quarter of fiscal year 1999 with modest increases in revenues. However, based upon current expenditure levels and in the absence of increased revenues, the Company would continue to operate at a loss. Accordingly, for the foreseeable future, management will need to continually assess its revenue prospects compared to its current expenditure levels. If it does not appear likely that revenues will increase, it will be necessary to further reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require lender approval. However, there can be no assurance the Company will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse affect on future operating performance.

To date, inflation has not had a material impact on the Company's revenues or expenses. Additionally, the Company does not have any significant market risk exposure at October 31, 1999.


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

At October 31, 1999, the Company's customers (excluding customers of the Virtual Healthware Services division) had entered into master agreements for systems and services (excluding support and maintenance) which had not yet been delivered, installed and accepted which, if fully performed, would generate sales of approximately $5,821,000, compared with $6,073,000 and $6,881,000 at the end of the second quarter of fiscal 1999 and the end of fiscal 1998, respectively. In addition, the Company has deferred recognition of revenue on approximately $667,000 of SMS contracts until such time as the software is delivered. The systems and services are currently expected to be delivered over the next two to three years. In addition, the Company anticipates approximately $2,000,000 in transaction-based fee revenues for the Virtual Healthware Services division's new client over the four-year life of the contract. Because implementation and service bureau transaction-based fees are dependent upon the customer's schedule and usage, the Company is unable to predict accurately the amount of these revenues in future periods.

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

As announced in February, 1999, LanVision's customer The Detroit Medical Center ("DMC") terminated its agreement with the Company. Because the agreement does not provide for early termination, arbitration proceedings against DMC commenced in December, 1999. A final decision could be rendered before the end of the current fiscal year.

Item 3. DEFAULTS ON SENIOR SECURITIES

The Company is not in default under its existing Loan Agreement.

Item 5. OTHER INFORMATION

The Company announced on October 25, 1999 that The Nasdaq-Amex Market Group had notified the Company that it was not currently in compliance with Nasdaq's listing standards and the Company would seek to continue the listing of its Common Stock on the Nasdaq National Market or, alternatively, to transfer the listing of its Common Stock to The Nasdaq Small Cap Market. The Company appealed the Nasdaq staff determination before a Listing Qualifications Panel on November 18, 1999. On November 29, 1999 the Company announced that its Common Stock would be transferred to The Nasdaq SmallCap Market, effective with the opening of business on November 30, 1999, via an exception from Nasdaq's minimum bid price and net tangible assets requirement (Total Assets - Total Liabilities - Goodwill
- Redeemable Securities = Net Tangible Assets). Although LanVision failed to meet the minimum $1.00 minimum bid price requirement as of October 31, 1999, the Company was granted a temporary exception from this standard subject to LanVision meeting certain conditions. At October 31, 1999, LanVision was in compliance with Nasdaq's standard minimum net tangible asset requirement for continued listing on the Small Cap Market; however, Nasdaq's current exception requires LanVision, by January 31, 2000, to demonstrate its ability to sustain compliance by meeting certain additional conditions specified by Nasdaq. The exceptions will expire on January 31, 2000. In the event the Company is deemed to have met the terms of the exceptions, it shall continue to be listed on The Nasdaq SmallCap Market. The Company believes that it can meet these conditions, however, there can be no assurance that it will do so. If at some future date the Company's securities should cease to be listed on The Nasdaq SmallCap Market, they may continue to be listed on the OTC-Bulletin Board. For the duration of the exception, the Company's Nasdaq symbol is LANVC.

The Company's Board of Directors has authorized a special meeting of shareholders, currently scheduled for January 12, 2000, to act upon a proposal to approve an amendment to the Company's Certificate of Incorporation of the Company that would permit the Board of Directors to effect a reverse stock split of the Company's issued and outstanding Common Stock at a ratio not to exceed one-for-three (1:3). If adopted by the Company's shareholders, this amendment would allow the Board of Directors, in its discretion, to declare a reverse split, which could enhance the Company's ability to maintain a minimum bid price of over $1.00.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       11      Computation of Earnings (Loss) Per Common Share

       27      Financial Data Schedule

(b) Reports on Form 8-K

On October 25, 1999, the Company filed a Form 8-K, reporting under Item 5, disclosing that the Registrant had been notified that The Nasdaq-Amex Market group had notified the Company that it was not currently in compliance with Nasdaq's listing standards and the Company will seek to continue the listing of its Common Stock on the Nasdaq National Market or, alternatively, to transfer the listing of its Common Stock to The Nasdaq Small Cap Market. The Company appealed the Nasdaq staff determination before a Listing Qualifications Panel on November 18, 1999.

On November 29, 1999, the Company filed a Form 8-K, reporting under Item 5, disclosing that the Registrant's Common Stock would be listed on The Nasdaq Small Cap Market via an exception from certain listing requirements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LANVISION SYSTEMS, INC.

DATE:     December 13, 1999         By: /s/ J. BRIAN PATSY
     ---------------------------       -----------------------------------------
                                        J. Brian Patsy
                                        Chief Executive Officer and
                                        President


DATE:     December 13, 1999         By: /s/ THOMAS E. PERAZZO
    ----------------------------       -----------------------------------------
                                        Thomas E. Perazzo
                                        Vice President, Chief Operating Officer,
                                        Chief Financial Officer and Treasurer

INDEX TO EXHIBITS


   Exhibit No.              Exhibit
   -----------

       11                   Computation of Earnings (Loss) Per Common Share

       27                   Financial Data Schedule