Form 10-K405
period 2000-01-31
LANVISION SYSTEMS INC
filed 2000-04-20
CIK 1008586

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2000

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

                           4700 Duke Drive, Suite 170
                             Mason, Ohio 45040-9374
               (Address of principal executive offices) (Zip Code)


                                 (513) 459-5000
              (Registrant's telephone number, including area code)

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

                                   ----------

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by The Nasdaq Stock Market for the Registrant's Common Stock on April 14, 2000, was $6,635,386.01.

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of April 14, 2000: 8,848,093.

                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended January 31, 2000, are incorporated by reference into Part II of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Annual Report is not deemed to be filed as a part hereof.

Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000, are incorporated by reference into
Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as a part hereof.

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

                                   ----------

PART I

ITEM 1.  BUSINESS

General

LanVision Systems, Inc. ("LanVision"(TM) or the "Company") is an E-Health Application Service Provider and leading supplier of Healthcare Information Access Systems specializing in connectivity solutions that utilize the power of the Internet/Intranet to link hospitals, physicians, patients and payers to a robust Electronic Medical Record. The Company's products are complementary to existing clinical and financial systems, and use document imaging and workflow tools to ensure end users can electronically access all the various forms of healthcare information including clinician's handwritten notes, lab reports, photographs, insurance cards, etc. LanVision's E-Health solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access information from virtually any location, including the physician's desktop using Web browser technology. Web access to the entire medical record improves physician productivity and reduces administrative costs such as filing, storage, retrieval and upkeep of medical records and clinical costs, such as redundant diagnostic testing. The system enables healthcare providers to access, on a real-time basis, all the various forms of clinical and financial patient information from a single permanent healthcare information repository. The Company's solutions integrate a proprietary document imaging platform, application suites, and image and Web-enabling tools, that allow for the seamless merger of "back office" functionality with existing Clinical Information Systems at the desktop. The Company offers a robust document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is optimized for the healthcare industry.

In addition to providing the clinician access to information not previously available at the desktop, the Company's applications fulfill administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, the Company has integrated its products with selected systems from Shared Medical Systems Corporation, Cerner Corporation, IDX Systems Corporation, and Oacis Healthcare Holdings Corp. By offering electronic access to all the components of the Medical Record, this integration completes one of the most difficult tasks necessary to provide a true Computer Based Patient Record. The Company's systems deliver on-line enterprisewide access to fully-updated patient information which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm.

Historically, the Company has derived its revenues from system sales involving the licensing of its Electronic Medical Record Solution to Integrated Healthcare Delivery Networks ("IDN"). In a typical transaction, the Company enters into a perpetual license for the Company's Electronic Medical Record Software Suite and licenses or sells other third party software and hardware components to the IDN. Additionally, the Company provides professional services, including implementation, training and product support.

With respect to systems sales, the Company earns its highest margins on proprietary LanVision software and the lowest margins on third-party hardware. Systems sales to customers may include different configurations of software and hardware, resulting in varying margins among contracts. The margins on professional services revenues are expected to fluctuate based upon the negotiated terms of the agreement with each customer and the Company's ability to fully utilize its professional services, maintenance and support services staff.

Beginning in 1998, the Company began offering customers the ability to obtain its Electronic Medical Record Solution on a service bureau/E-Health basis. The Company's Virtual Healthware Services ("VHS") division established a centralized data center and installed the Company's Electronic Medical Record Suite within the data center. Under this arrangement, customers electronically capture information and transmit the data to the centralized data center. The VHS division stores and manages the data using LanVision's Electronic Medical Record Suite, and customers can view, print or fax the information from anywhere using the LanVision Web-based applications. VHS charges and recognizes revenue for these E-Health services on a per transaction basis as information is captured, stored, and retrieved.

In February, 2000, the Company sold its centralized data center for $2.9 million. Simultaneous therewith, the Company entered into a service agreement with the buyer. Under the terms of this service agreement, in exchange for processing fees, the Company will continue to use the data center to provide outsourcing services to LanVision's current and future customers. Although LanVision sold the data center assets, the Company continues to market its E-Health solutions. The Company continues to provide these solutions through the data center and intends to pursue other data center service providers.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. Since inception, the Company has experienced extended sales cycles, which has adversely affected revenues. It is common for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter-to-quarter operating results. These agreements cover the entire implementation of the system and specify the implementation schedule, which typically takes place in one or more phases. The agreements generally provide for the licensing of the Company's proprietary software and third-party software with a one-time perpetual license fee that is adjusted depending on the number of workstations using the software. Third-party hardware is usually sold outright, with a one-time fee charged for installation and training. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis.

Generally, revenue from systems sales is recognized when an agreement is signed and products are shipped. Revenue recognition related to routine installation, integration and project management is deferred until the work is performed. If an agreement requires the Company to perform services and modifications that are deemed significant to system acceptance, revenue is recorded either on the percentage-of-completion method or revenue related to the delivered hardware and software components is deferred until such obligations are deemed insignificant, depending on the contractual terms. Revenues from consulting, training and services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of the revenue are classified as deferred revenues. Revenue recognized prior to progress billings to customers is recorded as unbilled receivables.

The Company's VHS E-Health/Application Service Provider division was designed to overcome obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for Healthcare Information Systems personnel to implement new systems. Customers pay for such services on a transaction basis, and the centralized data center application is operated and maintained by LanVision personnel and/or its agents. In 1999, VHS signed a four-year contract with The Health Alliance of Greater Cincinnati, a group of five hospitals in the Greater Cincinnati Area, to provide outsourced data center operations of its LanVision Electronic Medical Record System. Management believes more IDN's will begin to look for this type of E-Health application. Additionally, the Company believes its business model is especially well suited for the ambulatory marketplace. LanVision is actively pursuing remarketing agreements with Healthcare Information Systems providers to distribute the Company's E-Health solutions.

In 1998, the Company entered into a Remarketing Agreement with Shared Medical Systems Corporation ("SMS"). Under the terms of the agreement, SMS was granted an exclusive worldwide license to distribute ChartVision(R), On-Line Chart Completion(TM), WebView(TM) and Enterprisewide Correspondence(TM) to the SMS customer base and prospect base, as defined in the Agreement, and a non-exclusive license to distribute all other LanVision products. If SMS distributes any other Electronic Medical Record product competing with LanVision's products, the Company may terminate the SMS Remarketing Agreement.

Under the terms of the agreement, SMS remits royalties to LanVision based upon SMS sublicensing the Company's software to SMS's customers. Twenty-five percent of the royalty is due 30 days following the end of the quarter in which SMS executes the end user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty statement. The remaining 75% of the royalty is due upon SMS's shipment of software to the end user. LanVision records this revenue when the 75% payment due from SMS is fixed and determinable, which is generally when the software is shipped to the end user.

Healthcare Industry Background

Healthcare expenditures continue to grow at a significant rate and approximated $1.0 trillion in 1998, representing approximately 14% of the U.S. Gross Domestic Product. In response to this growth, the healthcare industry is undergoing significant change as competition and cost-containment measures imposed by governmental and private payers have created significant pressures on healthcare providers to control healthcare costs while providing quality patient care. At the same time, the healthcare delivery system is experiencing a shift from a highly fragmented group of non-allied healthcare providers to integrated healthcare networks which combine all of the services, products and equipment necessary to address the needs of healthcare customers. As a result, healthcare providers are seeking to cut costs, increase productivity and enhance the quality of patient care through improved access to information throughout the entire hospital or integrated healthcare network.

Today, the majority of the patient records are paper-based. The inefficiencies of paper-based records increases the cost of patient care. Physicians often cannot gain access to medical records at the time of patient visits, and users cannot simultaneously access the record when only a single copy of the paper-based patient record is available. In the Company's experience in installing its systems, a typical 500 bed hospital can produce 15,000 to 20,000 pages of new patient information each day even with computerized admission, billing, laboratory and radiology systems, and individual physician document retrieval requests can be as high as 100 documents per physician per day. The volume of medical images in the patient record is expanding as well. In addition to classic images such as x-rays and CAT scans, new image forms such as digitized slides, videos and photographs proliferate. Thus, the ability to store and retrieve images of voluminous paper records and medical images on a timely basis is a critical feature of a complete Computerized Patient Record ("CPR").

In order to simultaneously reduce costs and enhance the level of patient care, hospitals and other healthcare providers are demanding comprehensive, cost-effective information systems that deliver rapid access to fully updated and complete patient information. Traditional Healthcare Information Systems are inadequate because: (i) they do not capture large amounts of the patient records which are paper-based and stored in various sites throughout the enterprise;
(ii) computerized patient data
is generated using a variety of disparate systems which cannot share information; and (iii) multimedia medical information such as x-rays, CAT scans, MRI's, video and audio information are frequently inaccessible at the point of patient care. Accordingly, hospitals and other healthcare providers have begun to increase their expenditures. In the tenth Annual Healthcare Information and Management Systems Society ("HIMSS") Leadership Survey Sponsored by IBM in February 1999, 71% of the respondents expected an increase in their information technology budget. Respondents to the survey ranked Year 2000 Compliance conversion and integrating systems in a multi-vendor environment as their two most important priorities. However, implementing a CPR system was ranked as the next highest priority. In addition, only 11% of the hospitals surveyed indicated that they had a fully operational CPR system in place, approximately 25% of the respondents indicated they have developed a plan to implement a CPR system and 32% indicated they have begun to install CPR hardware and software.

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

Regulations Relating to Confidentiality

State and Federal laws regulate the confidentiality of patient records and the circumstances under which such records may be released. These regulations govern both the disclosure and use of confidential patient medical record information. Regulations governing electronic health data transmissions are evolving rapidly and are often unclear and difficult to apply. On August 22, 1996, President Clinton signed the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). This legislation requires the Secretary of Health and Human Services (the "Secretary") to adopt national standards for certain types of electronic health information transactions and the data elements used in such transactions and to adopt standards to ensure the integrity and confidentiality of health information. The Secretary issued some proposed standards. LanVision believes that the proposed standards issued to date would not materially affect the business of the Company if adopted as proposed. The Company cannot predict the potential impact of the standards that have not yet been proposed or any other standards that might be finally adopted instead of the proposed standards. The HIPAA legislation also required the Secretary to submit recommendations to Congress for legislation to protect privacy and confidentiality of personal health information. Congress failed to enact such legislation by August 21, 1999, as required by HIPAA. However, as required by HIPPA, the Secretary subsequently proposed such protections by regulation, which have not yet become final. Congress may yet adopt legislation that may change, override, conflict with or pre-exempt regulations. Additionally, legislation governing the dissemination of medical record information is also frequently proposed and debated at the state level. Such legislation, if enacted, could require patient consent before even non-individually-identifiable (e.g., coded or anonymous) patient information may be shared with third parties and could also require that holders or users of such information implement specified security measures. These laws or regulations, when adopted, could restrict the ability of customers to obtain, use or disseminate patient information.

Management believes that the features and architecture of the Company's products are such that the Company should be able to make the necessary modifications to its products, if required, to ensure compliance with HIPPA, and other legislation or regulations. However, if the regulations are unduly restrictive, this could cause delays in the delivery of new versions of products and adversely effect the licensing of the Company's products. Overall, management believes the HIPPA standards will stimulate healthcare organizations to purchase computer-based patient systems that automate the collection and use of medical record information, while maintaining appropriate security over the information. However, there can be no assurance an increase in purchasing new systems will occur.

Rapid Technological Change and Evolving Market

The market for the Company's products and services is characterized by rapidly changing technologies, regulatory requirements, evolving industry standards and new product introductions and enhancements that may render existing products obsolete or less competitive. As a result, the Company's position in the healthcare information technology market could change rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. The Company's future success will depend in part upon the Company's ability to enhance its existing products and services and to develop and introduce new products and services to meet changing requirements.

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

LanVision's Healthcare Information Access Systems provide financial, administrative, and clinical benefits to the healthcare provider and facilitate more effective patient care. These benefits include: improved access to patient information to assist in making informed clinical and financial decisions; reduced costs for administrative personnel due to increased workflow efficiency, as data can be routed within an organization to all users who need to process that information simultaneously or in sequence as required; increased productivity through the elimination of file contention by providing multiple users simultaneous access to patient Medical Records; reduced costs and improved care through the reduction of unnecessary testing and admissions; improved cash flow through accelerated collections and reduction of "technical denials" (which occur when a third-party payer refuses payment because of the provider's inability to substantiate billing claims due to loss of portions or all of the patient record); expedited treatment decisions, and fewer redundant tests as a result of timely access to complete information; fewer Medical Record errors by minimizing misfiled, lost and improperly completed records; and increased security of patient information through improved controls on access to confidential data and the creation of audit trails that identify the persons who accessed or even tried to access such information.

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

The LanVision Strategy

The Company's objective is to continue to be a leading provider of Healthcare Information Access Systems. Important elements of the Company's business strategy include:

Expand Distribution Channels

Management estimates the market for the Company's could be in excess of $1 billion, and the market is less than 10% penetrated.

In 1998, LanVision took a major step forward in improving and expanding its sales distribution when it entered into a Remarketing Agreement with Shared Medical Systems Corporation, one of the leading providers of information technology to the healthcare industry. SMS serves more than 3,500 healthcare organizations throughout North America and Europe, and will sell LanVision's

Electronic Medical Records imaging/management and workflow products as an integrated component of the SMS(R) NOVIUS(R) product line.

It is management's intention to develop additional remarketing alliances with other HIS vendors and to explore other means of expanding the Company's distribution channels.

Provide Application Service Provider Service Bureau Operations

LanVision established a new division, Virtual Healthware Services, which utilizes LanVision's Web-based applications across an Internet/Intranet, to deliver high quality, transaction-based document imaging/management services to healthcare providers from a centrally located data center. The division enables its healthcare customers to achieve enhanced patient care, improved security and accessibility to patient records at significant cost savings with minimal up-front capital investment, maintenance and support costs. Customers realize benefits more quickly, with less economic risk. Customers are charged on a per transaction basis, which is an attractive alternative to a hospital purchasing an in-house system. This service is made possible through the advancement of Web-based technology, state-of-the-art communication technology and advanced software design.

As previously announced, the Company sold its Mason, Ohio data center. However, under a fee for service agreement, the Company will continue to use the data center for its current and future clients.

The Company intends to aggressively market its E-Health solutions, and future product development efforts will be designed to accommodate the Application Service Provider business model.

Maintain Technological Leadership Through the Development of New Software Applications and Increased Functionality of Existing Applications

LanVision intends to continue its product development efforts and increase the functionality of existing applications along with the development of new applications using document imaging and workflow technologies. In particular, the Company intends to increase the functionality of its Web-based applications. (See "WebView - Web enabling tool" described below.)

The Company has continually added new features and functionality to its Electronic Medical Record suite of products, including new security modules, multi-entity support, etc. Additionally, the Company has been developing a new version of AccountVision, a patient accounting product. The new version of AccountVision was scheduled for release in 1999, but was delayed due to the prioritization of other products.

Currently, the Company is developing a new product accessANYware. This product will be web-based and its Graphical User Interface will include the best features of the Company's entire product portfolio, including AccountVision. AccessANYware will utilize a common database for medical records and patient accounting, thereby improving system administration and eliminating redundant data entry.

Management believes only the most robust, flexible, dependable products will survive in the healthcare market, and the Company has attempted to establish itself as the leader in document imaging/management and workflow applications through strong product development.

Image-Enable Clinical Data Repositories and Other Applications Software

Today, healthcare information is often stored on numerous dissimilar host-based and departmental systems that are spread throughout an enterprise and are not integrated. Additionally, these current systems do not address the data stored on paper or the increasing volume of medical images such as x-rays, CAT scans, digitized slides, exploratory scopes, photographs, audio, etc. LanVision believes the efficiencies and productivity of hospitals and integrated delivery networks can be greatly enhanced by seamlessly integrating their historical information systems with document imaging and workflow applications. Physicians, clinicians and other healthcare users then have access to the complete patient record, including the structured data, such as a lab result, and the related unstructured data, such as an x-ray or a doctor's hand written notes. LanVision has image-enabled many popular Clinical Data Repositories, such as those offered by Oacis Healthcare Holdings Corp., IDX Systems Corporation, and Cerner Corporation. LanVision is marketing image-enabling technology through its OmniVision and WebView products. LanVision intends to continue to aggressively market its unique image-enabling solutions to end users and other third-party software application providers. OmniVision is in production in several large-scale, enterprisewide applications including over 2,000 workstations at Memorial Sloan-Kettering Cancer Center and is being deployed on over 1,000 workstations at USCF Stanford Healthcare. (See "OmniVision-Image-Enabling Tool" described below.)

Systems and Services

LanVision's systems employ an open architecture that supports a variety of operating systems, including Microsoft Windows, Windows 95, Windows NT and UNIX. The Company's systems can be configured with various hardware platforms, including INTEL-compatible personal computers, IBM RS/6000 and Hewlett-Packard 9000. The Company's systems include a graphical user interface designed specifically by the Company for physicians and other medical and administrative personnel in hospitals and integrated healthcare networks. The Company's systems operate on multiple imaging platforms, including SMS, FileNet and Kofax. The Company's Healthcare Information Access Systems incorporate advanced features, including workflow and security features that allow customers to restrict direct access to confidential patient information, secure patient data from unauthorized indirect access and have audit trail features.

A brief description of the Company's products follows.

WebView - Web-Enabling Tool

The Internet, "thin client" workstations and Web-enabled applications have generated enormous excitement in the world of Healthcare Information Systems. Their potential positive impact on the computerized patient record and document imaging is just now being realized. The Company believes these new technologies will combine to create sweeping changes in the way healthcare institutions manage, distribute and view their healthcare information. WebView utilizes the Internet/Intranet to allow remote users to easily access an integrated computerized patient record and document imaging system residing in a complete Electronic Medical Record from virtually anywhere. The more important benefits include:

o        significantly lower maintenance and staff costs;
o        lower data center investment and operating costs;
o the ability to seamlessly image-enable existing clinical, billing or other third-party information systems; and
o        a higher degree of desktop integration.

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

OmniVision - Image-Enabling Tool

LanVision provides powerful image-enabling and workflow technology that allows healthcare users to immediately and simultaneously access any patient information, including multimedia and paper-based information, through their existing applications. As a result, any application across the entire enterprise can be image-enabled, including the host Healthcare Information Systems, Patient Billing Systems, Clinical Data Repositories and others. When the Clinical Data Repository is image-enabled, users can access any piece of information on the same workstation and from the same screen display, including the point of patient care. This means users can view traditional electronic data and images simultaneously on the same screen without signing in and out of multiple applications.

The OmniVision image-enabling tool includes a full automation interface using Object Linking and Embedding and Component Object Modeling standards that allow third-party products to easily make calls to OmniVision. OmniVision is in production in several large-scale, enterprise-wide applications, including over 2,000 workstations at Memorial Sloan-Kettering Cancer Center.

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

         Enterprisewide Correspondence (EWC)
         Fulfills internal and external requests for information and allows for automatic invoicing capability. EWC also provides the ability to electronically search for, print, mail or fax information to third parties that request copies of patient records. EWC is compatible with third-party workflow software such as Eastman Workflow.

         On-Line Registration Processing
         Provides an interactive, electronic pen-based module that allows patients to read, edit and sign consent forms and other documents on a portable tablet device. The forms are automatically filed in the patient's electronic folder.

The AccountVision Application Suite.....a Patient Financial Services application

A new version of the AccountVision application suite, a Patient Financial Services application, is under development. AccountVision enables hospitals and integrated delivery networks to streamline their business services operations by tracking patients from pre-admission and registration through account follow-up and final payment. AccountVision facilitates improved communications by providing immediate and simultaneous access to documents thus promoting prompt responses to patient and third-party inquiries concerning the patient bill and other correspondence. AccountVision's electronic financial folder concept closely integrates patient and non-patient documents to substantially improve productivity in a variety of areas, including secondary billing and claims follow-up. Utilizing the latest workflow technologies, AccountVision helps clients actively manage work in process by monitoring staff workloads, reassigning work to avoid backlogs and focusing work on appropriate revenue-producing tasks.

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

accessANYware

The accessANYware(SM) product is an entirely new offering under development that combines the features of the Company's entire product portfolio into a common Graphical User Interface and offers the additional benefit of a unified database for efficient system administration and elimination of redundant data entry.

The Foundation Suite

In 1999, LanVision introduced a new foundational architecture for its products called Foundation Suite. It is a robust document imaging/management infrastructure, built for maximum performance in high document volume settings and optimized for the healthcare industry. The features resident in the Foundation Suite were built around patient oriented objects that result in more efficient code and rapid delivery to market of new applications. The Foundation Suite is designed in a reusable object-oriented environment, utilizing a 32-bit Windows NT-based architecture, that provides the following essential document imaging/management functions: security, auditing, data access, printing/faxing, scheduling, data archiving migration and full problem diagnosis. The Foundation Suite offers the following unique enhanced security and auditing functions that are essential to integrated delivery networks in a multi-entity environment:

o multiple levels of security (administrative, user, patient, document, workstation, physical location, and healthcare entity) configurable by user, workstation and location, and
o full audit trails and reporting of every record viewed, printed, faxed, processed or unauthorized login attempts at the patient encounter or document level.

Virtual Healthware Services - VHS

Virtual Healthware Services became operational in April, 1998, to give healthcare providers an even more cost-effective solution to managing patient information. Through its use of Internet/Intranet technology, VHS helps hospitals and integrated delivery networks overcome the barriers of high capital and start-up costs as well as the technological burdens of implementing a document imaging/management and workflow system. VHS delivers document imaging/management and workflow services to its healthcare customers on an outsourced basis from a central data center. Hospitals and integrated delivery systems can therefore take advantage of a private Intranet or the World Wide Web, the lowest cost network infrastructure, for truly enterprisewide, secure access to healthcare information.

Professional Services

LanVision provides a full complement of professional services to implement its software applications. The Company believes that high quality consulting and professional implementation services are critical to attracting new customers and maintaining existing customer satisfaction. These services include implementation and training, project management, business process re-engineering and custom software development. The implementation and training services include equipment and software installation, system integration and comprehensive training. The project management services include needs and cost/benefit analysis, hardware and software configuration and business process re-engineering. The custom software development services include interface development and custom report development.

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

Product research and development expense was $2,166,441, $3,740,215 and $5,553,778 in 1999, 1998 and 1997, respectively. The Company capitalized $300,000, $396,000 and $396,000 in 1999, 1998 and 1997, respectively.

Existing Customers

The Company's customers include healthcare providers located throughout the United States. LanVision has implemented or is in the process of implementing one or more of its systems in the following institutions:

       Albert Einstein Health Network, Philadelphia, PA
       Beth Israel Medical Center, New York, NY;
         Phillips Ambulatory Care Center, New York, NY
       Children's Medical Center of Dallas, Dallas, TX
       Christiana Care Health Services, New Castle, DE
       Cox Health Systems, Springfield, MO
       Highland Park Hospital, Highland Park, IL
       Holzer Medical Center, Gallipolis, OH
       Medical College of Georgia, Augusta, GA
       Medical University of South Carolina, Columbia, SC
       Memorial Sloan-Kettering Cancer Center, New York, NY
       OhioHealth Corporation: Grant/Riverside Methodist Hospitals, Columbus, OH ProMedica Health Systems, Toledo, OH
       Texas Health Resources, Inc.: Harris Methodist Hospital, Fort Worth, TX UCSF Stanford Healthcare, Palo Alto, CA
       University of Pittsburgh Medical Center, Pittsburgh, PA

       VHS service bureau customer:

       The Health Alliance of Greater Cincinnati

In addition to the institutions listed above, Shared Medical Systems Corporation has sold the LanVision Electronic Medical Record suite of products to nine organizations as of March 31, 2000.

In fiscal year 1999, Beth Israel Medical Center, UCSF Stanford Healthcare, and Memorial Sloan-Kettering Cancer Center, accounted for 10%, 9% and 9%, respectively of the Company's total revenues. In fiscal year 1998, Beth Israel Medical Center, Medical University of South Carolina, and Memorial Sloan-Kettering Cancer Center, accounted for 10%, 9%, and 8%, respectively of the Company's total revenues. In fiscal year 1997, Children's Medical Center of Dallas, Beth Israel Medical Center, and Memorial Sloan-Kettering Cancer Center, accounted for 13%, 13%, and 12%, respectively of the Company's total revenues. The small number of customers and the extended sales cycle have contributed to variability in quarterly and annual operating results. The Company expects that as its customer base continues to increase, and sales through the SMS Remarketing Agreement, the actions of any one customer will have less of an effect on its quarterly and annual operating results.

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

At January 31, 2000, the Company has master agreements or purchase orders for systems and related services (excluding support and maintenance, and transaction-based revenues for the VHS service bureau), which have not been delivered, installed and accepted which, if fully performed, would generate future revenues of approximately $4,551,000. The related products and services are expected to be delivered over the next two to three years. In addition, customers contract for maintenance and support services on a monthly, quarterly or annual basis. In 1999, maintenance and support revenues approximated $3,264,000 and are expected to increase in fiscal 2000. Furthermore the VHS division has entered into a service bureau agreement which is expected to generate revenues in excess of $2,000,000 over the remaining four-year life of the contract.

The Company's master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly or annual basis. Maintenance and support revenues for fiscal years 1999, 1998 and 1997 were approximately $3,264,000, $2,755,000 and $2,151,000, respectively.

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

Royalties

The Company incorporates software licensed from various vendors into its proprietary software. In addition, third-party, stand-alone software is required to operate the Company's proprietary software. The Company licenses these software products, and pays the required royalties and/or license fees when such software is delivered to LanVision's customers.

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

LanVision believes that its principal competitors are: American Management Systems, Incorporated; IMNET Systems, Inc. (a subsidiary of McKesson HBOC, Inc.); MedPlus, Inc. and Intelus Corporation (a subsidiary of Eclipsys Corporation).


Employees

As of March 31, 2000, LanVision had 61 full-time employees. In addition, the Company utilizes independent contractors to supplement its staff, as needed. None of the Company's employees are represented by a labor union or subject to a collective bargaining agreement. LanVision has never experienced a work stoppage and believes that its employee relations are good.

Liquidity and Capital Resources

Since its inception in 1989, the Company has funded its operations, working capital needs and capital expenditures primarily from a combination of cash generated by operations, a 1994 private placement of convertible redeemable preferred stock, an initial public offering and borrowings, including, a $6,000,000 loan in 1998.

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

The Company has no significant obligations for capital resources, other than noncancelable operating leases in the total amount of approximately $581,000, payable over the next three years.

Over the last several years, the Company's revenues have been less than the Company's internal plans. However, during the same time period, the Company has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses. This resulted in significant net cash outlays over the last four years. Although the Company has reduced staffing levels and related expenses, and improved operating performance, the Company's expenses continue to exceed its revenues. Accordingly, to achieve profitability, and positive cash flow, it is necessary for the Company to increase revenues or continue to reduce expenses. Management believes its recent product development efforts have significantly strengthened the Company's product lines. Additionally, the SMS Remarketing Agreement has significantly expanded the sales distribution capabilities, and management believes that market opportunities are such that the Company should be able to increase its revenues. However, there can be no assurance the Company will be able to increase its revenues.

On February 11, 2000, the Company sold its Mason, Ohio Data Center for approximately $2,900,000. The Company received $2,000,000 and the remaining $900,000 will be received in twelve monthly installments commencing March 1, 2000. The sale will result in a gain of approximately $1,400,000.

At January 31, 2000, the Company had cash and cash equivalents of $5,411,920. Immediately after the closing of the sale of the Mason, Ohio Data Center, the Company's cash and cash equivalents approximated $7,800,000. Cash equivalents consist primarily of overnight bank repurchase agreements and short-term commercial paper. Under the terms of its loan agreement, as amended, the Company has agreed to maintain a minimum cash and investment balance of $4,400,000, which increases monthly, starting March 1, 2000, by $75,000 per month until February, 2001, at which time the minimum balance must be $5,300,000.

Management has significantly reduced operating expenses throughout 1999, and believes the Company will continue to improve operating results in fiscal 2000. However, based upon current expenditure levels and in the absence of increased revenues, the Company would continue to operate at a loss. Accordingly, for the foreseeable future, management will need to continually assess its revenue prospects compared to its current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to further reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require lender approval. However, there can be no assurance the Company will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse affect on future operating performance.

To date, inflation has not had a material impact on the Company's revenues or expenses. Additionally, the Company does not have any significant market risk exposure at January 31, 2000.

ITEM 2.  PROPERTIES

The Company's principal administrative and sales offices are located at 4700 Duke Drive, Suite 170, Mason, Ohio 45040-9374. The offices consist of approximately 9,200 square feet of office space under a sublease that expires in January, 2001, with renewal options. The rental expense for these facilities approximates $72,000 annually.

The Company also leases office space for its finance and administration, software engineering, research and development, training and documentation operations at 5481 Creek Road, Cincinnati, Ohio 45242-4001. The offices consist of approximately 15,000 square feet of space under a lease that expires in April, 2000. The rental expense for these facilities approximates $115,000 annually. The Company is in the process of negotiating an extension of this lease.

The Company also leases office space for a portion of its software engineering and research and development operations at 5970 Fairview Road, Suite 650, Charlotte, North Carolina 28210-3167. The offices consist of approximately 3,800 square feet of space under a lease that expires in May, 2002. The rental expense for these facilities approximates $148,000 annually. The Company recently closed these offices and is in the process of consolidating its software engineering and research and development operations at its Creek Road facility discussed above. The Company has engaged a real-estate broker to sublease these facilities.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Shareholders held on January 12, 2000, called to approve a capital restructuring proposal to permit the Board of Directors, at its sole discretion, to amend the Certificate of Incorporation of the Registrant to effect a stock split of the Registrants issued and outstanding Common Stock at a ratio not to exceed one-for-three (1:3), the proposal was approved by a vote of 6,024,379 for, 224,148 against and 27,600 abstained. To date the Company has not implemented a reverse split and has no current plans to do so.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by the Executive Officers of the Company on April 14, 2000 are:

                                                                                                   Elected to
       Name                       Age              Position(1)                                Present Position(2)
       ----                       ---              -----------                                -------------------
J. Brian Patsy                    49    Chairman of the Board, President,
                                        Chief Executive Officer, and Director                         1989
Eric S. Lombardo                  47    Executive Vice President, Director,
                                        and Corporate Secretary                                       1989
Thomas E. Perazzo                 46    Chief Financial Officer and Treasurer                         1997

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

         J. Brian Patsy is a co-founder of the Company and has served as the President, and a Director since the Company's inception in October, 1989. Mr. Patsy was appointed Chairman of the Board and Chief Executive Officer in March, 1996. Mr. Patsy has over 27 years of experience in the information technology industry.

         Eric S. Lombardo is a co-founder of the Company, has served as a Director since the Company's inception and as Executive Vice President of the Company since May, 1990. Mr. Lombardo has over 25 years of experience in the information technology industry.

         Thomas E. Perazzo joined the Company in January 1996 as Chief Financial Officer. In September 1997, he assumed the additional responsibility of Chief Operating Officer. From 1993 until he joined the Company, Mr. Perazzo served as Controller or Chief Financial Officer of Cincom Systems, Inc., an international software development and marketing company. Prior to 1992, Mr. Perazzo was a partner of KPMG, in Cincinnati, Ohio. Mr. Perazzo is a Certified Public Accountant (inactive). Mr. Perazzo will cease to be an executive officer of the Company after April 30, 2000.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock trades on The Nasdaq SmallCap Market under the symbol LANV. The table below sets forth the high and low sales prices for LanVision Systems, Inc. Common Stock for each of the quarters in fiscal years 1999 and 1998, as reported by The Nasdaq Stock Market, Inc. Prior to November 30, 1999, the Company's Common Stock was listed on the Nasdaq National Market. Starting on November 30, 1999 the Company's Common Stock was listed on The Nasdaq SmallCap Market.

                        Fiscal Year 1999                                                    High            Low
                        ----------------                                                    ----            ---
      1st Quarter (February 1, 1999 through April 30, 1999)                            $       5.625   $       1.250
      2nd Quarter (May 1, 1999 through July 31, 1999)                                          2.000           1.000
      3rd Quarter (August 1, 1999 through October 31, 1999)                                    1.375           0.500
      4th Quarter (November 1, 1999 through January 31, 2000)                                  6.250           0.438

                        Fiscal Year 1998                                                    High            Low
                        ----------------                                                    ----            ---
      1st Quarter (February 1, 1998 through April 30, 1998)                            $       5.875   $       3.625
      2nd Quarter (May 1, 1998 through July 31, 1998)                                          4.625           2.500
      3rd Quarter (August 1, 1998 through October 31, 1998)                                    3.375           0.875
      4th Quarter (November 1, 1998 through January 31, 1999)                                  3.250           0.906

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

(b) According to the transfer agent records, the Company had 142 stockholders of record as of April 3, 2000. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to determine with complete accuracy the total number of stockholders represented by these record holders. The Company estimates that it has approximately 3,600 stockholders.

(c) The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future due to the restrictive financial covenants in its long-term debt agreement.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended January 31, 2000. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes incorporated herein by reference elsewhere in this Annual Report on Form 10-K report.

                                                                          Fiscal Year(1)
                                           ------------------------------------------------------------------------------
                                                 1999            1998            1997            1996            1995
                                                 ----            ----            ----            ----            ----
  (In thousands, except per share data)
Total revenues                             $    10,471     $    12,010    $      8,676    $     10,310    $      5,019
Total operating expenses                        13,054          22,470          22,493          16,271           5,324
Operating (loss)                                (2,583)        (10,460)        (13,818)         (5,961)           (306)
Net (loss)                                      (3,247)        (10,926)        (12,669)         (4,669)           (326)
Basic net (loss) per share of
  common stock                                    (.37)          (1.24)          (1.44)           (.56)           (.05)
Diluted net (loss) per share of
  common stock                                    (.37)          (1.24)          (1.44)           (.56)           (.05)
Total assets                                    14,719          17,485          22,200          33,300           3,046
Long-term debt                                   6,000           6,000              --              --              --
Convertible redeemable
  preferred stock                                   --              --              --              --             850
Total stockholders' equity (deficit)             2,613           5,847          16,816          29,921            (646)
Weighted average shares outstanding              8,827           8,811           8,827           8,284           6,190
Cash dividends declared                             --              --              --              --              --

(1) All references to a fiscal year refer to the fiscal year of the Company commencing February 1 of that calendar year and ending on January 31 of the following year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information regarding Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations as required by Item 303 of Regulation S-K is incorporated herein by reference from pages 8 through 15 of the Company's 1999 Annual Report to Stockholders appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently invests its cash balances, in excess of its current needs, in overnight bank deposits and 30 day commercial paper. In prior years, the Company invested excess funds in US Government Securities. The Company did not invest for the purposes of trading in securities, however, the portfolio was managed and invested for maximum return on the investments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Financial Statements are incorporated herein by reference from pages 17 through 29 of the Company's 1999 Annual Report to Stockholders. The supplementary quarterly financial information regarding the Company as required by Item 302 of Regulation S-K is incorporated herein by reference from page 29 of the Company's 1999 Annual Report to Stockholders appearing under the caption "Quarterly Results of Operations (Unaudited)".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No change in the Company's auditors has taken place within the twenty-four months prior to, or in any period subsequent to, the Company's January 31, 2000 Financial Statements.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding Directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 24, 2000 from the information appearing under the caption "Election of Directors" and "Stock Ownership by Certain Beneficial Owners and Management." Certain information regarding the Company's Executive Officers is set forth in Part I, Item 4 of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

The information regarding Executive Compensation required by Item 402 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 24, 2000 from the information appearing under the caption "Executive Compensation", except that the information required by Item 402 (k) and (l) of Regulation S-K which appears within such caption under the subheading "Compensation Committee Report", "Audit Committee Report and the caption "Stock Performance Graph" and set forth in the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 24, 2000 is specifically not incorporated herein by reference into this Form 10-K or into any other filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding Security Ownership of the Company's Common Stock by certain beneficial owners and management required by Item 403 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 24, 2000 from the information appearing under the caption "Stock Ownership by Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions required by Item 404 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 24, 2000 from the information appearing under the caption "Certain Relationships and related Transactions."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Company included in the Company's 1999 Annual Report to Stockholders are incorporated herein by reference from pages 16 through 29 of the Annual Report. Reference is also made to Item 8 of this Form 10-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets at January 31, 2000 and 1999

Consolidated Statements of Operations for the three years ended January 31, 2000

Consolidated Statements of Cash Flows for the three years ended January 31, 2000

Consolidated Statements of Changes in Convertible Redeemable Preferred Stock and Stockholders' Equity for the three years ended January 31, 2000

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

The Report of Independent Auditors on the Financial Statement Schedule of LanVision Systems, Inc. is included in Exhibit 23.1 of this Form 10-K.

EXHIBITS

   Exhibit No.                                               Description of Exhibit
   -----------                                               ----------------------
       3.1                 Certificate of Incorporation of LanVision Systems, Inc.
       3.2                 Bylaws of LanVision Systems, Inc.
       3.3                 Certificate of the Designations, Powers, Preferences and Rights of the Convertible
                           Preferred Stock (Par Value $.01 Per Share) of LanVision Systems, Inc.
       4.1                 Specimen Common Stock Certificate of LanVision Systems, Inc.
       4.2                 Specimen Preferred Stock Certificate of LanVision Systems, Inc.
       4.3(a)              Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc.
       4.3(b)              First Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and
                           LanVision Systems, Inc.
       4.3(c)              Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and
                           LanVision Systems, Inc.
      10.1            #    LanVision Systems, Inc. 1996 Employee Stock Option Plan
      10.2(a)         #    LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan
      10.2(b)         #    First Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors
                           Stock Option Plan
      10.3            #    LanVision Systems, Inc. 1996 Employee Stock Purchase Plan
      10.4(a)              Robert F. Golden and Jeffrey L. VanVoorhis Option Agreements
      10.4(b)              First Amendment to Robert F. Golden and Jeffrey L. VanVoorhis Option Agreements
      10.4(c)              Second Amendment to Robert F. Golden and Jeffrey L. VanVoorhis Option Agreements
      10.5            #    George E. Castrucci Option Agreement
      10.6(a)         #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and J. Brian Patsy
                           effective January 1, 1996
      10.6(b)         #    First Amendment to the Employment Agreement among LanVision Systems, Inc., LanVision, Inc.
                           and J. Brian Patsy effective September 25, 1998
      10.7(a)         #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Eric S. Lombardo
                           effective January 1, 1996
      10.7(b)         #    First Amendment to the Employment Agreement among LanVision Systems, Inc., LanVision, Inc.
                           and Eric S. Lombardo effective September 25, 1998
      10.8(a)         #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Thomas E. Perazzo
                           effective January 30, 1996
      10.8(b)         #    First Amendment to the Employment Agreement among LanVision Systems, Inc., LanVision, Inc.
                           and Thomas E. Perazzo effective January 29, 1999

      10.9(a)              Stock Purchase and Shareholder Agreement among LanVision, Inc.,
                           Blue Chip Capital Fund Limited Partnership, J. Brian Patsy and
                           Eric S. Lombardo dated December 1, 1994
      10.9(b)              Amendment No. 1 to Stock Purchase and Shareholder Agreement among Blue Chip Capital Fund
                           Limited Partnership, LanVision, Inc., J. Brian Patsy, Eric S. Lombardo and LanVision
                           Systems, Inc. dated February 8, 1996
      10.10                Consent by Blue Chip Capital Fund Limited Partnership dated
                           February 8, 1996
      10.11(a)             Lease for office space between Green Realty Corporation and LanVision, Inc., dated
                           April 7, 1997
      10.11(b)             First amendment to lease between Green Realty Corporation and LanVision, Inc., dated
                           June 6, 1997
      10.12(a)             Lease for office space between Fairview Plaza Associates Limited Partnership and
                           LanVision, Inc., dated February 26, 1996
      10.12(b)             First amendment to lease between Fairview Plaza Associates Limited Partnership, Lessor and
                           LanVision, Inc., Lessee, dated August 12, 1996
      10.12(c)             Second amendment to lease between Fairview Plaza Associates Limited Partnership and
                           LanVision, Inc., dated May 21, 1997
      10.13(a)             Lease for office space between Duke Realty Limited Partnership and LanVision, Inc., dated
                           September 23, 1997
      10.13(b)             First amendment to office lease between Duke Realty Limited Partnership and LanVision,
                           Inc., dated January 16, 1998
      10.13(c)             Lease Termination Agreement to office lease between Duke Realty Limited Partnership and
                           LanVision, Inc., dated February 21,2000
      10.14                Marketing Agreement between Shared Medical Systems Corporation and LanVision Systems, Inc.
                           and LanVision, Inc. entered into on February 21, 1998
      10.15                Form of Indemnification Agreement for all directors and officers
      10.16                Asset Purchase Agreement between Smart Professional Photocopy Corporation and LanVision,
                           Inc. dated January 20, 2000
      11.1                 Statement Regarding Computation of Per Share Earnings
      13.1                 Annual Report to Stockholders
      21.1                 Subsidiaries of the Registrant
      23.1                 Consent of Independent Auditors
      27.1                 Financial Data Schedule

#        Management Contracts and Compensatory Arrangements

REPORTS ON FORM 8-K

On November 29, 1999, the Company filed a Form 8-K, reporting under Item 5, disclosing that the Registrant's Common Stock would be listed on The Nasdaq SmallCap Market via an exception from certain listing requirements.

On January 12, 2000, the Company filed a Form 8-K, reporting under Item 5, the vote to approve a capital restructuring held at a Special Meeting of Shareholders on January 12, 2000.

On January 31, 2000, the Company filed a Form 8-K, reporting under Item 5, that the Registrant had been granted a fifteen-day extension to file an Unaudited Balance Sheet to demonstrate compliance with the Nasdaq listing requirements.

On February 11, 2000, the Company filed a Form 8-K, reporting under Item 2 the sale of its Mason, Ohio Data Center for $2.9 million.

On February 14, 2000, the Company filed a Form 8-K, reporting under Item 5, the signing of a Settlement Agreement with a customer.

On February 15, 2000, the Company filed a Form 8-K, reporting under Item 5, Unaudited Condensed Consolidated Pro-forma Balance Sheet as of January 31, 2000, to evidence compliance with certain Nasdaq Listing Qualification Panel requirements for continued listing on The Nasdaq SmallCap Market.

On February 22, 2000, the Company filed a Form 8-K, reporting under Item 5, that Nasdaq had confirmed that the Company had evidenced compliance with the requirements necessary for continued listing on The Nasdaq SmallCap Market.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LANVISION SYSTEMS, INC.

DATE:       April 17, 2000           By:  /s/ J. BRIAN PATSY
     ----------------------------       ----------------------------------------
                                          J. Brian Patsy
                                          Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


/s/ J. Brian Patsy                            Chief Executive Officer            April 17, 2000
-------------------------------------         and Director
J. Brian Patsy


/s/ Eric S. Lombardo                          Director                           April 17, 2000
-------------------------------------
Eric S. Lombardo

/s/ George E. Castrucci                       Director                           April 17, 2000
-------------------------------------
George E. Castrucci

/s/ Z. David Patterson                        Director                           April 17, 2000
-------------------------------------
Z. David Patterson

/s/ Thomas E. Perazzo                         Chief Financial Officer            April 17, 2000
-------------------------------------         and Chief Accounting Officer
Thomas E. Perazzo

Schedule II   Valuation and Qualifying Accounts and Reserves

                             LanVision Systems, Inc.
                   For the three years ended January 31, 2000

                                                              Additions
                                                     -----------------------------
        (in thousands)              Balance at        Charged to       Charged to
                                    Beginning           costs            Other                          Balance at
         Description                of Period        and Expenses       Accounts       Deductions      End of Period
         -----------                -----------      -------------     -----------     -----------     -------------
Year ended January 31, 2000:
  Allowance for doubtful accounts   $   325          $     60          $    --         $     --        $    385
  Warranty reserve                      300                12               --               62             250

Year ended January 31, 1999:
  Allowance for doubtful accounts       265                60               --               --             325
  Warranty reserve                      265                35               --               --             300

Year ended January 31, 1998:
  Allowance for doubtful accounts       205                60               --               --             265
  Warranty reserve                      164               135               --               34             265

                               INDEX TO EXHIBITS

EXHIBITS

Exhibit No.                                               Description of Exhibit
-----------                                               ----------------------
    3.1                 Certificate of Incorporation of LanVision Systems, Inc.                                           *(1)
    3.2                 Bylaws of LanVision Systems, Inc.                                                                 *(1)
    3.3                 Certificate of the Designations, Powers, Preferences and Rights of the Convertible
                        Preferred Stock (Par Value $.01 Per Share) of LanVision Systems, Inc.                             *(1)
    4.1                 Specimen Common Stock Certificate of LanVision Systems, Inc.                                      *(1)
    4.2                 Specimen Preferred Stock Certificate of LanVision Systems, Inc.                                   *(1)
    4.3(a)              Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc.          *(6)
    4.3(b)              First Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and
                        LanVision Systems, Inc.                                                                           *(9)
    4.3(c)              Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and
                        LanVision Systems, Inc.                                                                           ***
   10.1            #    LanVision Systems, Inc. 1996 Employee Stock Option Plan                                           *(1)
   10.2(a)         #    LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan                             *(1)
   10.2(b)         #    First Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors
                        Stock Option Plan                                                                                 *(2)
   10.3            #    LanVision Systems, Inc. 1996 Employee Stock Purchase Plan                                         *(1)
   10.4(a)              Robert F. Golden and Jeffrey L. VanVoorhis Option Agreements                                     *(11)
   10.4(b)              First Amendment to Robert F. Golden and Jeffrey L. VanVoorhis Option Agreements                  *(12)
   10.4(c)              Second Amendment to Robert F. Golden and Jeffrey L. VanVoorhis Option Agreements                 *(13)
   10.5            #    George E. Castrucci Option Agreement                                                             *(10)
   10.6(a)         #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and J. Brian Patsy
                        effective January 1, 1996                                                                         *(1)
   10.6(b)         #    First Amendment to the Employment Agreement among LanVision Systems, Inc. LanVision, Inc.
                        and J. Brian Patsy effective September 25, 1998                                                   *(7)
   10.7(a)         #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Eric S. Lombardo
                        effective January 1, 1996                                                                         *(1)
   10.7(b)         #    First Amendment to the Employment Agreement among LanVision Systems, Inc., LanVision,
                        Inc., and Eric S. Lombardo effective September 25, 1998                                           *(8)

   10.8(a)         #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Thomas E. Perazzo
                        effective January 30, 1996                                                                        *(1)
   10.8(b)         #    First Amendment to the Employment Agreement among LanVision Systems, Inc., LanVision,
                        Inc., and Thomas E. Perazzo effective January 29, 1999                                           *(14)
   10.9(a)              Stock Purchase and Shareholder Agreement among LanVision, Inc.,
                        Blue Chip Capital Fund Limited Partnership, J. Brian Patsy and
                        Eric s. Lombardo dated December 1, 1994                                                           *(1)
   10.9(b)              Amendment No. 1 to Stock Purchase and Shareholder Agreement among Blue Chip Capital Fund
                        Limited Partnership, LanVision, Inc., J. Brian Patsy, Eric S. Lombardo and LanVision
                        Systems, Inc. dated February 8, 1996                                                              *(1)
   10.10                Consent by Blue Chip Capital Fund Limited Partnership dated
                        February 8, 1996                                                                                  *(1)
   10.11(a)             Lease for office space between Green Realty Corporation and LanVision, Inc., dated
                        April 7, 1997                                                                                    *(17)
   10.11(b)             First amendment to lease between Green Realty Corporation and LanVision, Inc., dated
                        June 6, 1997                                                                                      *(3)
   10.12(a)             Lease for office space between Fairview Plaza Associates Limited Partnership and
                        LanVision, Inc., dated February 26, 1996                                                          *(1)
   10.12(b)             First amendment to lease between Fairview Plaza Associates Limited Partnership, Lessor and
                        LanVision, Inc., Lessee, dated August 12, 1996                                                   *(18)
   10.12(c)             Second amendment to lease between Fairview Plaza Associates Limited Partnership and
                        LanVision, Inc., dated May 21, 1997                                                              *(19)
   10.13(a)             Lease for office space between Duke Realty Limited Partnership and LanVision, Inc., dated
                        September 23, 1997                                                                                *(4)
   10.13(b)             First amendment to office lease between Duke Realty Limited Partnership and LanVision,
                        Inc., dated January 16, 1998                                                                      *(5)
   10.13(c)             Lease Termination Agreement to office lease between Duke Realty Limited Partnership and
                        LanVision, Inc., dated February 21, 2000                                                          ***
   10.14**              Marketing Agreement between Shared Medical Systems Corporation and LanVision Systems, Inc.
                        and LanVision, Inc. entered into on February 21, 1998                                            *(15)
   10.15                Form of Indemnification Agreement for all directors and officers                                  *(1)
   10.16                Asset Purchase Agreement between Smart Professional Photocopy Corporation and LanVision,
                        Inc. dated January 20, 2000                                                                      *(16)
   11.1                 Statement Regarding Computation of Per Share Earnings                                             ***
   13.1                 Annual Report to Stockholders                                                                     ***
   21.1                 Subsidiaries of the Registrant                                                                    ***
   23.1                 Consent of Independent Auditors                                                                   ***
   27.1                 Financial Data Schedule                                                                           ***

----------
*        Incorporated by reference from document indicated below.

** The Company has applied for Confidential Treatment of portions of this agreement with the Securities and Exchange Commission
***      Included herein
#        Management Contracts and Compensatory Arrangements.

----------
(1) Previously filed with the Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.
(2) Previously filed with the Commission and incorporated herein by reference from Exhibit 4.1(b) of, the Registrant's Registration Statement on Form S-8, file number 333-20765, as filed with the Commission on January 31, 1997.
(3) Previously filed with the Commission as Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended July 31, 1997, as filed with the Commission on September 10, 1997.
(4) Previously filed with the Commission as Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended October 31, 1997, as filed with the Commission on December 10, 1997.
(5) Previously filed with the Commission as Exhibit 10.15(b) of the Registrant's Form 10-K for the fiscal year ending January 31, 1998, as filed with the Commission on April 30, 1998.
(6) Previously filed with the Commission as Exhibit 10.1 of the Registrant's Form 8-K, dated July 17,1998, as filed with the Commission on July 24, 1998.
(7) Previously filed with the Commission as Exhibit 10(a) of the Registrant's Form 10-Q for the quarter ended October 31, 1998, as filed with the Commission on December 11, 1998.
(8) Previously filed with the Commission as Exhibit 10(b) of the Registrant's Form 10-Q for the quarter ended October 31, 1998, as filed with the Commission on December 11, 1998.
(9) Previously filed with the Commission as Exhibit 10(c) of the Registrant's Form 10-Q for the quarter ended October 31, 1998, as filed with the Commission on December 11, 1998.
(10) Previously filed with the Commission as Exhibit 4.1 of the Registrant's Form S-8, file number 333-20763, as filed with the Commission on January 31, 1997.
(11) Previously filed with the Commission as Exhibit 4.1(a and b) of the Registrant's Form S-8, file number 333-20761, as filed with the Commission on January 31, 1997.
(12) Previously filed with the Commission as Amendment No. 1 of the Registrant's Form S-8, file number 333-20761, as filed with the Commission on September 14, 1998.
(13) Previously filed with the Commission as Amendment No. 2 of the Registrant's Form S-8, file number 333-20761, as filed with the Commission on January 27, 1999.
(14) Previously filed with the Commission as Exhibit 10.8(b) of the Registrant's Form 10-K for the fiscal year ending January 31, 1999, as filed with the Commission on April 30, 1999.
(15) Previously filed with the Commission as Exhibit 10.17 of the Registrant's Form 10-K for the fiscal year ending January 31, 1999, as filed with the Commission on April 30, 1999.
(16) Previously filed with the Commission as Exhibit 10 of the Registrant's Form 8-K dated February 11, 2000, as filed with the Commission on February 17, 2000.
(17) Previously filed with the Commission as Exhibit 10.13 of the Registrant's Form 10-K for the fiscal year ending January 31, 1997, as filed with the Commission on April 29, 1997.
(18) Previously filed with the Commission as Exhibit 10.14(b) of the Registrant's Form 10-K for the fiscal year ending January 31, 1997, as filed with the Commission on April 29, 1997.
(19) Previously filed with the Commission as Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended July 31, 1997, as filed with the Commission on September 10, 1997.