Form 10-Q
period 2000-04-30
LANVISION SYSTEMS INC
filed 2000-05-31
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000
                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  _X_   No ____

         Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of May 30, 2000: 8,848,093.

                                TABLE OF CONTENTS


                                                                                                                           Page

Part I.            FINANCIAL INFORMATION

Item 1.            Condensed Consolidated Financial Statements.......................................................        3

                   Condensed Consolidated Balance Sheets at April 30, 2000 and January 31, 2000......................        3

                   Condensed Consolidated Statements of Operations for the three months ended
                   April 30, 2000 and 1999...........................................................................        5

                   Condensed Consolidated Statements of Cash Flows for the three
                   months ended April 30, 2000 and 1999 .............................................................        6

                   Notes to Condensed Consolidated Financial Statements..............................................        7

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations.............        8

Part II.           OTHER INFORMATION

Item 1.            Legal Proceedings.................................................................................       17

Item 3.            Defaults on Senior Securities.....................................................................       17

Item 4.            Submission of Matters to a Vote of Security Holders...............................................       17

Item 6.            Exhibits and Reports on Form 8-K..................................................................       18

                   Signatures........................................................................................       19

PART I.       FINANCIAL INFORMATION
Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                                   (Unaudited)              (Audited)
                                                                                    April 30,              January 31,
                                                                                      2000                     2000
                                                                                  ------------             ------------
Current assets:
    Cash and cash equivalents (restricted by long-term debt agreement)            $  8,550,241             $  5,411,920
    Note receivable                                                                    750,000                       --
    Accounts receivable, net of allowance for doubtful
        accounts of $400,000 and $385,000, respectively                              1,385,521                3,936,326
    Unbilled receivables                                                             1,264,547                1,138,941
    Prepaid expenses related to unrecognized revenue                                   204,523                  177,629
    Other                                                                              400,207                  258,506
                                                                                  ------------             ------------
          Total current assets                                                      12,555,039               10,923,322

Property and equipment:
    Computer equipment                                                               2,662,400                4,423,753
    Computer software                                                                  482,037                  659,993
    Office furniture, fixtures and equipment                                         1,299,603                1,379,043
    Leasehold improvements                                                              98,577                  648,230
                                                                                  ------------             ------------
                                                                                     4,542,617                7,111,019
    Accumulated depreciation and amortization                                       (3,527,001)              (4,478,444)
                                                                                  ------------             ------------
                                                                                     1,015,616                2,632,575
Capitalized software development costs, net of accumulated
  amortization of $1,175,228 and $1,100,228, respectively                              899,701                  869,701
Other                                                                                  249,443                  293,084
                                                                                  ------------             ------------
                                                                                  $ 14,719,799             $ 14,718,682
                                                                                  ============             ============






See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

  Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity

                                                                              (Unaudited)              (Audited)
                                                                               April 30,              January 31,
                                                                                 2000                     2000
                                                                             ------------             ------------

Current liabilities:
  Accounts payable                                                           $    512,444             $    666,647
  Accrued compensation                                                            371,668                  433,046
  Accrued other expenses                                                        2,195,876                2,183,080
  Deferred revenues                                                             1,136,049                1,491,404
                                                                             ------------             ------------
        Total current liabilities                                               4,216,037                4,774,177

Long-term debt                                                                  6,000,000                6,000,000
Long-term accrued interest                                                      1,575,716                1,331,289

Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                                        --                       --

Stockholders' equity:
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 8,896,500 shares issued                                            88,965                   88,965
  Capital in excess of par value                                               34,956,117               35,003,931
  Treasury stock, at cost, 48,407 and 58,467 shares, respectively                (230,106)                (277,921)
  Accumulated (deficit)                                                       (31,886,930)             (32,201,759)
                                                                             ------------             ------------
        Total stockholders' equity                                              2,928,046                2,613,216
                                                                             ------------             ------------
                                                                             $ 14,719,799             $ 14,718,682
                                                                             ============             ============





See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three Months Ended April 30,

                                   (Unaudited)



                                                                           Three Months Ended
                                                                   -----------------------------------

                                                                       2000                   1999
                                                                   -----------             -----------
Revenues:
    Systems sales                                                  $  271,061              $   926,970
    Services, maintenance and support                               1,339,215                1,290,153
    Service bureau operations                                         202,462                  154,925
                                                                   ----------              -----------
        Total revenues                                              1,812,738                2,372,048

Operating expenses:
    Cost of systems sales                                             171,936                  435,464
    Cost of services, maintenance and support                         928,104                  930,045
    Cost of service bureau operations                                 107,839                  426,419
    Selling, general and administrative                               839,508                1,261,239
    Product research and development                                  467,371                  546,012
                                                                   ----------              -----------
        Total operating expenses                                    2,514,758                3,599,179
                                                                   ----------              -----------
Operating (loss)                                                     (702,020)              (1,227,131)
Other income (expense):
    Interest income                                                   104,712                   48,944
    Other, net                                                      1,352,718                       --
    Interest expense                                                 (440,581)                (380,833)
                                                                   ----------              -----------
    Income (loss) before provision for income taxes                   314,829               (1,559,020)
Provision for income taxes                                                 --                       --
                                                                   ----------              -----------
Net income (loss)                                                  $  314,829              $(1,559,020)
                                                                   ==========              ===========

Basic net income (loss) per common share                           $     0.04              $     (0.18)
                                                                   ==========              ===========
Diluted net income (loss) per common share                         $     0.04              $     (0.18)
                                                                   ==========              ===========

Number of shares used in per common share computations:
    Basic                                                           8,848,093                8,814,520
                                                                   ==========              ===========
    Diluted                                                         8,955,187                8,814,520
                                                                   ==========              ===========




See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Three Months Ended April 30,

                                   (Unaudited)

                                                                      2000                    1999
                                                                  ------------            ------------
Operating activities:
Net income (loss)                                                 $   314,829             $(1,559,020)
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
     (Gain) on sale of fixed assets, net                           (1,406,620)                     --
     Depreciation and amortization                                    247,727                 478,067
     Increase in long-term accrued interest                           244,427                 192,833

Cash provided by (used for) assets and liabilities:
     Accounts and unbilled receivables                              2,425,198                 225,970
     Other current assets                                            (168,595)                (83,240)
     Accounts payable and accrued expenses                           (202,784)               (766,785)
     Deferred revenues                                               (355,355)                321,224
                                                                  -----------             -----------
Net cash provided by (used for) operating activities                1,098,827              (1,190,951)
                                                                  -----------             -----------

Investing activities:
      Proceeds from disposal of property and equipment              2,000,000                      --
      Purchases of property and equipment                             (49,148)                (38,859)
      Capitalization of software development costs                   (105,000)                (75,000)
      Payment on note receivable                                      150,000                      --
      Other                                                            43,642                   7,293
                                                                  -----------             -----------
Net cash provided by (used for) investing activities                2,039,494                (106,566)
                                                                  -----------             -----------

Increase (decrease) in cash                                         3,138,321              (1,297,517)
Cash and cash equivalents at beginning of period                    5,411,920               5,445,498
                                                                  -----------             -----------
Cash and cash equivalents at end of period                        $ 8,550,241             $ 4,147,981
                                                                  ===========             ===========

Supplemental cash flow disclosures:
    Interest paid                                                 $   182,000             $   180,000
                                                                  ===========             ===========



See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2001.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is presented beginning on page 20 of its 1999 Annual Report to Stockholders. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during 2000.

Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The increase in cash and cash equivalents results primarily from the sale of the data center (discussed below) and the collection of accounts receivable subsequent to January 31, 2000.

The note receivable, in the amount of $750,000, represents the remaining balance of a $900,000 note received from the buyer of the data center, and is payable $75,000 per month, plus interest on the unpaid balance, through February, 2001.

The decrease in accounts receivables, net is due to lower revenues in the current quarter compared to the prior quarter ended January 31, 2000 and the collection, during the first quarter, of receivables outstanding at January 31, 2000.

Other current assets consist of software and hardware awaiting installation (related to unrecognized revenue) and prepaid expenses, including commissions. Other current assets increased primarily due to an advance to a vendor.

The decrease in property and equipment, net, is the result of the sale of the Company's data center on February 11, 2000 for $2,000,000 in cash and a $900,000 note receivable. The sale generated a gain of approximately $1,400,000. The Company simultaneously entered into a service provider agreement with the buyer to continue to use the data center on a fee for service basis.

Other non-current assets consist primarily of prepaid long-term debt closing costs, which are amortized to expense over the life of the loan.

The decrease in accounts payable is due to the payment, subsequent to January 31, 2000, of year end purchases.

The decrease in accrued compensation results from a reduction in headcount during the first quarter and the payment of year end bonuses.

Note 4 - STOCK OPTIONS

During the first three months of the current fiscal year, the Company granted 195,000 stock options under the 1996 Employee Stock Option Plan at an exercise price of $1.50 per share. During the same period 68,500 options were forfeited under all plans.

Note 5 - EARNINGS PER SHARE

The basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.

The diluted net income (loss) per common share calculation, includes the effect of the common stock equivalents (stock options) in fiscal year 2000, but excludes such common stock equivalents in fiscal 1999, as the inclusion thereof would be antidilutive.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained herein, this Discussion and Analysis, as well as other Items in this Form 10-Q, contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements, included herein. These risks and uncertainties include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell LanVision products, the ability of the Company to control costs, availability of products produced from third party vendors, the healthcare regulatory environment, healthcare information systems budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risks detailed from time to time in the LanVision Systems, Inc. filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

GENERAL

LanVision is an e-Health Application Service Provider and leading supplier of Healthcare Information Access Systems specializing in connectivity solutions that utilize the power of the Internet/Intranet to link hospitals, physicians, patients and payers to a robust Electronic Medical Record. The Company's products are complementary to existing clinical and financial systems, and use document imaging and workflow tools to ensure end users can electronically access all the various forms of healthcare information including clinician's handwritten notes, lab reports, photographs, insurance cards, etc. LanVision's e-Health solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access information from virtually any location, including the physician's desktop using Web browser technology. Web access to the entire medical record improves physician productivity and reduces administrative costs such as filing, storage, retrieval and upkeep of medical records and clinical costs, such as redundant diagnostic testing. The system enables healthcare providers to access, on a real-time basis, all the various forms of clinical and financial patient information from a single permanent healthcare information repository. The Company's solutions integrate a proprietary document imaging platform, application suites, and image and Web-enabling tools, that allow for the seamless merger of "back office" functionality with existing Clinical Information Systems at the desktop. The Company offers a robust document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is optimized for the healthcare industry. In addition to providing the clinician access to information not previously available at the desktop, the Company's applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, the Company has integrated its products with selected systems from Shared Medical Systems Corporation, Cerner Corporation, IDX Systems Corporation, and Oacis Healthcare Holdings Corp. By offering electronic access to all the components of the Medical Record, this integration completes one of the most difficult tasks necessary to provide a true Computer Based Patient Record. The Company's systems deliver on-line enterprisewide access to fully-updated patient information which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm.

Historically, the Company has derived its revenues from system sales involving the licensing of its Electronic Medical Record solution to Integrated Healthcare Delivery Networks ("IDN"). In a typical transaction, the Company enters into a perpetual license or service fee arrangement for the Company's Electronic Medical Record software suite and licenses, sells or offers a service fee arrangement for other third party software and hardware components to the IDN. Additionally, the Company provides professional services, including implementation, training and product support.

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

VHS charges and recognizes revenue for these e-Health services on a per transaction or subscription basis as information is captured, stored, and retrieved.

In February, 2000, the Company sold its centralized data center for $2,900,000. Simultaneous therewith, the Company entered into a service agreement with the buyer. Under the terms of this service agreement, in exchange for processing fees, the Company will continue to use the data center to provide outsourcing services to LanVision's current and future customers. Although LanVision sold the data center assets, the Company does intend to continue to market its e-Health solutions. The Company will provide these solutions by continuing to use the data center and by using other data center service providers.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. Since inception, the Company has experienced extended sales cycles, which has adversely affected revenues. It is common for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter to quarter operating results. These agreements cover the entire implementation of the system and specify the implementation schedule, which typically takes place in one or more phases. The agreements generally provide for the licensing of the Company's proprietary software and third-party software with a one-time perpetual license fee that is adjusted depending on the number of workstations using the software. Third-party hardware is usually sold outright, with a one-time fee charged for installation and training. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with the Company's e-Health services, the agreements generally provide for utilizing the Company's software and third party software on a fee per transaction or subscription basis.

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

Under the terms of the agreement, SMS remits royalties to LanVision based upon SMS sublicensing the Company's software to SMS's customers. Twenty-five percent of the royalty is due 30 days following the end of the quarter in which SMS executes the end user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty statement. The remaining 75% of the royalty is due upon SMS's shipment of software to the end user. LanVision records this revenue when the 75% payment due from SMS is fixed and determinable, which is generally when the software is shipped to the end user. Through April 31, 2000, SMS has sold nine systems to end-users.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter to quarter as a result of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers' increase. Revenues from the VHS service bureau operations are expected to increase over time, as more hospitals outsource services to VHS, its existing customer increases the volume of documents stored on the systems, and the number of retrievals increase.

The Company's revenues and operating results may vary significantly from quarter to quarter as a result of a number of other factors, many of which are outside the Company's control. These factors include the relatively high purchase price of a system, unpredictability in the number and timing of systems sales, length of the sales cycle, delays in the installation process and changes in the customer's financial condition or budget. As a result, period to period comparisons may not be meaningful with respect to the past operations of the Company nor are they necessarily indicative of the future operations of the Company.


REVENUES

Revenues for the first fiscal quarter ended April 30, 2000, were $1,812,738, compared with $2,372,048 reported in the comparable quarter of 1999. Revenues for the first quarter of fiscal 2000 continued to be affected because many healthcare organizations deferred new software purchases until all of their existing systems were Year 2000 compliant.

Additionally, healthcare institutions are assessing and implementing many new technologies. Although many of these systems do not compete with the LanVision products, these systems do compete for capital budget dollars and the available time of information systems personnel within the healthcare industries. Also, the Remarketing Agreement with Shared Medical Systems Corporation continues to develop more slowly than expected. However, management continues to believe that revenue from this Remarketing Agreement will increase and represent a greater percentage of the Company's total revenues in the future.

After an agreement is executed, LanVision does not record revenues until it delivers the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Accordingly, significant variations in revenues can result as more fully discussed under "Uneven Patterns of Quarterly Operating Results." Three customers accounted for approximately 39% of the revenues for the first quarter of 2000 compared with 36% of revenues in the comparable period of the prior year.

OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third-party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the first quarter of fiscal 2000 and 1999 were 63% and 47%, respectively. The higher cost reflects the lower mix of LanVision software with higher margins relative to the hardware and third party software components with lower margins and higher costs.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third-party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 69% and 72% for the first quarter of fiscal 2000 and 1999, respectively. The improvement in the cost of sales is due to reduced operating expenses and more effective utilization of the professional services and support staffs. The Company's support margins are highest on LanVision's proprietary software. Accordingly, margins are expected to improve as more customers are added.

The LanVision Professional Services staff provides services on a time and material or fixed fee basis. The Professional Services staff has, in the past, experienced some inefficiencies in the delivery of services, and certain projects have taken longer to complete than originally estimated, thus adversely affecting operating performance. Additionally, the Professional Services staff does spend a portion of its time on non-billable activities, such as selling additional products and services to existing clients, developing training courses and plans to move existing customers to LanVision's new product releases, etc. Management believes an increase in the number of new systems sold and the related backlog should improve the overall efficiency and operating performance of this group.

Cost of Service Bureau Operations

The cost of service bureau operations was significantly reduced with the sale of the data center. (See Note 3 of the Notes to Condensed Consolidated Financial Statements, above.) The Company now incurs expenses only for the outsourcing services it uses which are directly related to the Service Bureau Revenues generated by the VHS division.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the first quarter of fiscal 2000, Selling, General and Administrative expenses decreased to $839,508 compared with $1,261,239 in the comparable prior quarter. The reductions in Selling, General and Administrative expenses is due to decreased staffing levels and reduced expenses in other areas. The Company has gradually reduced its direct sales staff as the Company focuses its sales efforts on indirect distribution through its current and future Remarketing Partners. However, the Company may increase its direct sales force in the foreseeable future as market opportunities arise.

Product Research and Development

Product research and development expenses consist primarily of: compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the first quarter of fiscal 2000, research and development expenses were $467,371 compared with $546,012 in the comparable prior quarter as a result of a reduction of staff and use of outside contractors, and an increase in capitalized software for new products under development. The Company is in the process of increasing its Research and Development staff to accelerate the development of new products. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $105,000 and $75,000 of product research and development costs in the first quarter of fiscal 2000 and 1999, respectively.

Interest income consists primarily of interest on invested cash. The increase in interest income results from increased cash balances and higher interest rates.

Interest expense relates to the long-term debt.

Operating loss

The operating loss for the first quarter of fiscal 2000 was $702,020 compared with an operating loss of $1,227,131 in the first quarter of fiscal 1999. The decrease in the operating loss results primarily from: (1) continued stringent cost controls, and (2) the sale of the data center and the reduction in the associated expenses related thereto which approximated $318,000.

Other income, net

Other income, net of $1,352,718 relates to the disposal of fixed assets, primarily the data center. (See Note 3 of the Notes to Consolidated Condensed Financial Statements, above.)

Net income (loss)

The net income for the first quarter of fiscal 2000 was $314,829 ($0.04 per share) compared with a net loss of $1,559,020 ($.0.18 per share) in the first quarter of fiscal 1999. Excluding the gain on the sale of the data center, the net loss for the current quarter would have been $1,037,889, a decrease of $521,131 from the comparable loss in the first quarter of fiscal 1999. This reduction results primarily from: (1) the continued stringent cost controls in all areas, and (2) the sale of the data center which resulted in an approximately $318,000 reduction in expenses related to the data center operations.

Notwithstanding the less than anticipated number of new customer agreements signed in the past, management continues to believe that the healthcare document imaging and workflow market is going to be a significant market. Management believes it has made the investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth primarily through third party distributors and remarketing partners.

Since commencing operations in 1989, the Company has incurred operating losses. Although the Company achieved profitability in fiscal years 1992 and 1993, the Company incurred a net loss in fiscal years 1994 through 1999. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1989, the Company has funded its operations, working capital needs and capital expenditures primarily from a combination of cash generated by operations, a 1994 private placement of convertible redeemable preferred stock, an initial public offering and borrowings, including a $6,000,000 loan in 1998.

The Company's customers typically have been well-established hospitals or medical facilities with good credit histories, and payments have been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments.

The Company has no significant obligations for capital resources, other than noncancelable operating leases in the total amount of approximately $455,000, net of a sublease, payable over the next three years.

Over the last several years, the Company's revenues have been less than the Company's internal plans. However, during the same period, the Company has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses. This resulted in significant net cash outlays over the last four years. Although the Company has reduced staffing levels and related expenses, and improved operating performance, the Company's expenses continue to exceed its revenues. Accordingly, to achieve profitability, and positive cash flow, it is necessary for the Company to increase revenues or continue to reduce expenses. Management believes that the general release of enhanced products has significantly strengthened the product lines. Additionally, the SMS Remarketing Agreement has significantly expanded the sales distribution capabilities, and management believes that market opportunities are such that the Company should be able to increase its revenues. However, there can be no assurance the Company will be able to increase its revenues.

At April 30, 2000, the Company had cash and cash equivalents of $8,550,241. Cash equivalents consist primarily of overnight bank repurchase agreements and short-term commercial paper. Under the terms of its loan agreement, as amended, the Company has agreed to maintain a minimum cash and investment balance of $4,500,000, which increases by $75,000 per month, which is equal to the Note Receivable payment, until February, 2001, at which time the minimum balance must be $5,300,000.

Management has significantly reduced operating expenses, and believes the Company can improve operating results in fiscal 2000. However, based upon current expenditure levels and in the absence of increased revenues, the Company would continue to operate at a loss. Accordingly, for the foreseeable future, management will need to continually assess its revenue prospects compared to its current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to further reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require lender approval. However, there can be no assurance the Company will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse affect on future operating performance.

To date, inflation has not had a material impact on the Company's revenues or expenses. Additionally, the Company does not have any significant market risk exposure at April 30, 2000.


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

At April 30, 2000, the Company's customers (excluding customers of the Virtual Healthware Services division) had entered into master agreements for systems and services (excluding support and maintenance) which had not yet been delivered, installed and accepted which, if fully performed, would generate sales of approximately $5,686,000, compared with approximately $4,551,000 at the end of fiscal 1999. The systems and services are currently expected to be delivered over the next two to three years. In addition, the Company anticipates approximately

$2,900,000 in transaction-based fee revenues for the Virtual Healthware Services division's client over the remaining forty-one month life of the contract. Because implementation and service bureau fees are dependent upon the customer's schedule and usage, the Company is unable to predict accurately the amount of revenues in future periods.

The Company's master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly or annual basis. Maintenance and support revenues for fiscal years 1999 and 1998 and 1997 were approximately $3,264,000, $2,755,000 and $2,151,000, respectively and are expected to increase as new or expanded systems are installed.

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

Item 3. DEFAULTS ON SENIOR SECURITIES

The Company is not in default under its existing Loan Agreement

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the Annual Meeting of Stockholders held on May 24, 2000, the following members were elected to the Board of Directors:

                                  Votes For         Votes Withheld
                                  ---------         --------------

J. Brian Patsy                    8,564,764             72,029
Eric S. Lombardo                  8,565,464             71,329
Z. David Patterson                8,585,264             51,529
George E. Castrucci               8,585,244             51,549

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         10.1 Lease for office space between Creek Road Warehouse Complex, LLC and LanVision, Inc., dated May 4, 2000

         10.2 Asset Purchase Agreement Between LanVision, Inc. and Smart Professional Photocopy Corporation

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

                                            LANVISION SYSTEMS, INC.

DATE:          May 30, 2000            By:  /s/ J. BRIAN PATSY
       -----------------------------        -----------------------------------
                                            J. Brian Patsy
                                            Chief Executive Officer and
                                            President


DATE:          May 30, 2000            By:  /s/ PAUL W. BRIDGE, JR.
       -----------------------------        -----------------------------------
                                            Paul W. Bridge, Jr.
                                            Acting Chief Financial Officer and
                                            Acting Treasurer

                                INDEX TO EXHIBITS


   Exhibit No.              Exhibit
   -----------
       10.1                 Lease for office space between Creek Road Warehouse Complex, LLC and LanVision, Inc.,
                            dated May 4, 2000.

       10.2                 Asset Purchase Agreement Between LanVision, Inc. and Smart                                    ##
                            Professional Photocopy Corporation

       11                   Computation of Earnings (Loss) Per Common Share

       27                   Financial Data Schedule



## Previously filed with the Commission as Exhibit 10 of the Registrant's Form
   8-K dated February 22, 2000, as filed with the Commission on February 22,
   2000.