Form 10-Q
period 2000-07-31
LANVISION SYSTEMS INC
filed 2000-09-12
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

                                       or

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
     Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of September 11, 2000: 8,869,238.

                                TABLE OF CONTENTS

                                                                                                                           Page

PART I.            FINANCIAL INFORMATION

Item 1.            Condensed Consolidated Financial Statements.......................................................        3

                   Condensed Consolidated Balance Sheets at July 31, 2000 and January 31, 2000.......................        3

                   Condensed Consolidated Statements of Operations for the three months and six
                   months ended July 31, 2000 and 1999...............................................................        5

                   Condensed Consolidated Statements of Cash Flows for the six months ended
                   July 31, 2000 and 1999............................................................................        6

                   Notes to Condensed Consolidated Financial Statements..............................................        7

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations.............        8

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings.................................................................................       18

Item 3.            Defaults on Senior Securities.....................................................................       18

Item 6.            Exhibits and Reports on Form 8-K..................................................................       19

                   Signatures........................................................................................       19

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                         (Unaudited)     (Audited)
                                                                          July 31,      January 31,
                                                                            2000           2000
                                                                         -----------    -----------
Current assets:
    Cash and cash equivalents (restricted by long-term debt agreement)   $ 7,922,582    $ 5,411,920
    Note receivable                                                          525,000           --
    Accounts receivable, net of allowance for doubtful
        accounts of $400,000 and $385,000, respectively                    1,850,522      3,936,326
    Unbilled receivables                                                   1,002,722      1,138,941
    Prepaid expenses related to unrecognized revenue                         167,763        177,629
    Other                                                                    267,704        258,506
                                                                         -----------    -----------
          Total current assets                                            11,736,293     10,923,322

Property and equipment:
    Computer equipment                                                     2,669,828      4,423,753
    Computer software                                                        483,567        659,993
    Office furniture, fixtures and equipment                               1,232,471      1,379,043
    Leasehold improvements                                                    98,577        648,230
                                                                         -----------    -----------
                                                                           4,484,443      7,111,019
    Accumulated depreciation and amortization                             (3,657,944)    (4,478,444)
                                                                         -----------    -----------
                                                                             826,499      2,632,575
Capitalized software development costs, net of accumulated
  amortization of $1,250,228 and $1,100,228, respectively                    929,701        869,701
Other                                                                        279,181        293,084
                                                                         -----------    -----------
                                                                         $13,771,674    $14,718,682
                                                                         ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

  Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity

                                                                    (Unaudited)       (Audited)
                                                                      July 31,       January 31,
                                                                        2000            2000
                                                                    ------------    ------------
Current liabilities:
  Accounts payable                                                  $    418,332    $    666,647
  Accrued compensation                                                   393,659         433,046
  Accrued other expenses                                               2,019,893       2,183,080
  Deferred revenues                                                      793,285       1,491,404
                                                                    ------------    ------------
        Total current liabilities                                      3,625,169       4,774,177

Long-term debt                                                         6,000,000       6,000,000
Long-term accrued interest                                             1,835,929       1,331,289

Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                             --              --

Stockholders' equity:
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 8,896,500 shares issued                                   88,965          88,965
  Capital in excess of par value                                      34,876,950      35,003,931
  Treasury stock, at cost, 27,262 and 58,467 shares, respectively       (129,583)       (277,921)
  Accumulated (deficit)                                              (32,525,756)    (32,201,759)
                                                                    ------------    ------------
        Total stockholders' equity                                     2,310,576       2,613,216
                                                                    ------------    ------------
                                                                    $ 13,771,674    $ 14,718,682
                                                                    ============    ============

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       Three and Six Months Ended July 31,

                                   (Unaudited)

                                                             Three Months Ended             Six Months Ended
                                                         --------------------------   ---------------------------
                                                            2000            1999           2000           1999
                                                         ----------     -----------    -----------    -----------
Revenues:
    Systems sales                                        $  607,874     $   541,678    $   878,935    $ 1,468,648
    Services, maintenance and support                     1,490,391       1,459,805      2,829,606      2,749,958
    Service bureau operations                               199,367            --          401,829        154,925
                                                         ----------     -----------    -----------    -----------
        Total revenues                                    2,297,632       2,001,483      4,110,370      4,373,531

Operating expenses:
    Cost of systems sales                                   269,683         114,783        441,619        550,247
    Cost of services, maintenance and support               905,686         979,010      1,833,790      1,909,055
    Cost of service bureau operations                        82,643         405,457        190,482        831,876
    Selling, general and administrative                     914,451       1,194,846      1,753,959      2,456,085
    Product research and development                        459,578         525,042        926,949      1,071,054
                                                         ----------     -----------    -----------    -----------
        Total operating expenses                          2,632,041       3,219,138      5,146,799      6,818,317
                                                         ----------     -----------    -----------    -----------
Operating (loss)                                           (334,409)     (1,217,655)    (1,036,429)    (2,444,786)
Other income expense:
Interest income                                             127,148          39,188        231,860         88,132
Interest expense                                            460,367         401,572        900,948        782,405
Other income, net                                            28,802            --        1,381,520           --
                                                         ----------     -----------    -----------    -----------
Net (loss)                                               $ (638,826)    $(1,580,039)   $  (323,997)   $(3,139,059)
                                                         ==========     ===========    ===========    ===========

Basic net (loss) per common share                        $     (.07)    $      (.18)   $      (.04)   $      (.36)
                                                         ==========     ===========    ===========    ===========
Diluted net (loss) per common share                      $     (.07)    $      (.18)   $      (.04)   $      (.36)
                                                         ==========     ===========    ===========    ===========

Number of shares used in per common share computations    8,855,218       8,819,073      8,851,715      8,816,834
                                                         ==========     ===========    ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Six Months Ended July 31,

                                   (Unaudited)

                                                             2000           1999
                                                         -----------    -----------
Operating activities:
Net (loss)                                               $  (323,997)   $(3,139,059)
Adjustments to reconcile net (loss) to net cash
  provided by (used for) operating activities:
     (Gain) on sale of property and equipment, net        (1,431,763)          --
     Depreciation and amortization                           492,603        955,358
     Increase in long-term accrued interest                  504,640        400,404

Cash provided by (used for) assets and liabilities:

     Accounts and unbilled receivables                     2,222,022        798,209
     Other current assets                                        668         23,618
     Accounts payable and accrued expenses                  (450,888)      (746,444)
     Deferred revenues                                      (698,119)       425,569
                                                         -----------    -----------
Net cash provided by (used for) operating activities         315,166     (1,282,345)
                                                         -----------    -----------

Investing activities:
Proceeds from disposal of property and equipment           2,057,000          9,006
Purchases of property and equipment                          (61,764)       (46,484)
Capitalization of software development costs                (210,000)      (150,000)
Payment on note receivable                                   375,000           --
Other                                                         13,903         12,204
                                                         -----------    -----------
Net cash provided by (used for) investing activities       2,174,139       (175,274)

Financing activities:
Sale of treasury stock to employee stock purchase plan        21,357         13,243
                                                         -----------    -----------
Net cash provided by financing activities                     21,357         13,243
                                                         -----------    -----------

Increase (decrease) in cash and cash equivalents           2,510,662     (1,444,376)
Cash and cash equivalents at beginning of period           5,411,920      5,445,498
                                                         -----------    -----------
Cash and cash equivalents at end of period               $ 7,922,582    $ 4,001,122
                                                         ===========    ===========

Supplemental cash flow disclosures:
    Interest paid                                        $   364,000    $   362,000
                                                         ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three and six months ended July 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2001.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is presented beginning on page 20 of its 1999 Annual Report to Stockholders. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during fiscal year 2000.

Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The increase in cash and cash equivalents results primarily from the sale of the data center (discussed below) and the collection of accounts receivable subsequent to January 31, 2000.

The note receivable, in the amount of $525,000, represents the remaining balance of a $900,000 note received from the buyer of the data center, and is payable $75,000 per month, plus interest on the unpaid balance, through February, 2001.

The decrease in accounts receivables, net is due to lower revenues in the first six months of fiscal year 2000 compared to the six month period ended January 31, 2000 and the collection, during the first quarter, of receivables outstanding at January 31, 2000.

Other current assets consist of software and hardware awaiting installation (related to unrecognized revenue) and prepaid expenses, including commissions.

The decrease in property and equipment, net, is primarily the result of the sale of the Company's data center on February 11, 2000 for $2,000,000 in cash and a $900,000 note receivable. The sale generated a gain of approximately $1,400,000. The Company simultaneously entered into a service provider agreement with the buyer to continue to use the data center on a fee for service basis.

Other non-current assets consist primarily of prepaid long-term debt closing costs, which are amortized to expense over the life of the loan.

The decrease in accounts payable is due to the payment, subsequent to January 31, 2000, of year end purchases.

The decrease in accrued compensation results from the payment of year end bonuses.

The decrease in deferred revenues results from the recognition of revenue related to billings to customers recorded prior to revenue recognition.

Note 4 - STOCK OPTIONS

During the first six months of the current fiscal year, the Company granted 199,000 stock options under the 1996 Employee Stock Option Plan at an exercise price of approximately $1.50 per share. During the same period 82,500 options were forfeited under all plans.

Note 5 - EARNINGS PER SHARE

The basic net (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.

The diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options) as the inclusion thereof would be antidilutive.

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

RESULTS OF OPERATIONS

GENERAL

LanVision is an eHealth Application Service Provider and a leading supplier of Healthcare Information Access Systems specializing in connectivity solutions that utilize the power of the Internet/Intranet to link hospitals, physicians, patients and payers to a robust Electronic Medical Record. The Company's products are complementary to existing clinical and financial systems, and use document imaging and workflow tools to ensure end users can electronically access all the various forms of healthcare information including clinician's handwritten notes, lab reports, photographs, insurance cards, etc. LanVision's eHealth solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access information from virtually any location, including the physician's desktop using Web browser technology. Web access to the entire medical record improves physician productivity and reduces administrative costs such as filing, storage, retrieval and upkeep of medical records and clinical costs, such as redundant diagnostic testing. The system enables healthcare providers to access, on a real-time basis, all the various forms of clinical and financial patient information from a single permanent healthcare information repository. The Company's solutions integrate a proprietary document imaging platform, application suites, and image and Web-enabling tools, that allow for the seamless merger of "back office" functionality with existing Clinical Information Systems at the desktop. The Company offers a robust document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is optimized for the healthcare industry. In addition to providing the clinician access to information not previously available at the desktop, the Company's applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, the Company has integrated its products with selected systems from Shared Medical Systems Corporation, Cerner Corporation, IDX Systems Corporation, and Oacis Healthcare Holdings Corp. By offering electronic access to all the components of the Medical Record, this integration completes one of the most difficult tasks necessary to provide a true Computer Based Patient Record. The Company's systems deliver on-line enterprisewide access to fully-updated patient information which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm.

Historically, the Company has derived its revenues from system sales involving the licensing of its Electronic Medical Record solution to Integrated Healthcare Delivery Networks ("IDN"). In a typical transaction, the Company enters into a perpetual license for the Company's Electronic

Medical Record Software Suite and licenses, sells other third party software and hardware components to the IDN. Additionally, the Company provides professional services, including implementation, training and product support.

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

Beginning in 1998, the Company began offering customers the ability to obtain its Electronic Medical Record solution on a service bureau/eHealth basis as an Application Service Provider ("ASP"). The Company's eHealth Services division formerly known as the Virtual Healthware Services ("VHS") division established a centralized data center and installed the Company's Electronic Medical Record suite within the data center. Under this arrangement, customers electronically capture information and transmit the data to the centralized data center. The eHealth Services Division stores and manages the data using LanVision's Electronic Medical Record Suite of Applications, and customers can view, print or fax the information from anywhere using the LanVision Web-based applications.

The eHealth Services Division charges and recognizes revenue for these eHealth services on a per transaction or subscription basis as information is captured, stored, and retrieved.

In February 2000, the Company sold its centralized data center for $2,900,000. Simultaneous therewith, the Company entered into a service agreement with the buyer. Under the terms of this service agreement, in exchange for processing fees, the Company will continue to use the data center to provide ASP services to LanVision's current and future customers. Although LanVision sold the data center assets, the Company continues to market its eHealth solutions, which includes the recently announced eHealth agreement with eSmartHealth, Inc. that is discussed below. The Company will continue to provide its eHealth ASP services to customers through the continued use of the data center and by using other data center service providers.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. The Company has experienced extended sales cycles, which has adversely affected revenues. It is common for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter to quarter operating results. These agreements cover the entire implementation of the system and specify the implementation schedule, which typically takes place in one or more phases. The agreements generally provide for the licensing of the Company's proprietary software and third-party software with a one-time perpetual license fee that is adjusted depending on the number of workstations using the software. Third-party hardware is usually sold outright, with a one-time fee charged for installation and training. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with the Company's eHealth ASP services, the agreements generally provide for utilizing the Company's software and third party software on a fee per transaction or subscription basis.

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

The Company's eHealth Services Application Service Provider division was designed to overcome obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for Healthcare Information Systems personnel to implement new systems. Customers pay for such services on a transaction or subscription basis, and the centralized data center application is operated and maintained by LanVision personnel and/or its agents. In 1999, the eHealth Services Division signed a four-year contract with The Health Alliance of Greater Cincinnati, a group of five hospitals in the Greater Cincinnati Area, to provide outsourced data center operations of its LanVision Electronic Medical Record System. Management believes more IDN's will begin to look for this type of eHealth application. Additionally, the Company believes its business model is especially well suited for the ambulatory marketplace. LanVision is actively pursuing remarketing agreements with Healthcare Information Systems providers to distribute the Company's eHealth solutions.

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

Under the terms of the agreement, SMS remits royalties to LanVision based upon SMS sublicensing the Company's software to SMS's customers. Twenty-five percent of the royalty is due 30 days following the end of the quarter in which SMS executes the end user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty statement. LanVision records the remaining 75% of the Royalty when such payment due from SMS is fixed and determinable, which is generally when the software is shipped to the end user. Through July 31, 2000, SMS has sold ten systems to end-users.

In August, 2000, the Company entered into a new agreement with eSmartHealth, Inc. ("eSmart") which allows eSmart to utilize LanVision's MicroVision(TM) Electronic Medical Record ("EMR") product combined with web-based eSmart software to provide affordable, web-based EMR document management and viewing services to hospitals and clinics via the Internet. eSmart, in conjunction with their affiliate Alpharetta, Georgia based Smart Professional Photocopy Corporation d/b/a Smart Corporation, will distribute their services through Smart Corporation's extensive sales distribution network which currently consists of over 1,000 hospitals and 4,600 clinic customers throughout 46 states. LanVision will be compensated for use of its software based upon the number of EMR images eSmart scans and stores using the MicroVision application. The current estimate is that eSmart will begin using the LanVision software starting in the fiscal fourth quarter.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter to quarter as a result of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers increase. Revenues from eHealth Service bureau operations are expected to increase over time, as more hospitals outsource services to LanVision's eHealth Service Division, its existing customer increases the volume of documents stored on the systems, the number of retrievals increase and new providers, such as eSmart, begin to utilize the software.

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

REVENUES

Revenues for the second fiscal quarter ended July 31, 2000, were $2,297,632, compared with $2,001,483 reported in the comparable quarter of 1999. Revenues for the first six months ended July 31, 2000, were $4,110,370, compared with $4,373,531 reported in the comparable period of 1999. Revenues for the first six months of fiscal 2000 continued to be affected because many healthcare organizations deferred new software purchases until all of their existing systems were Year 2000 compliant. Also, LanVision's remarketing partner ,Shared Medical Systems Corporation, was slow to implement existing contracts, which adversely affected revenue recognition because 75% of LanVision's revenues from such contracts is recognized only upon commencement of implementation activities on a contract by contract basis.

Additionally, healthcare institutions are assessing and implementing many new technologies. Although many of these systems do not compete with the LanVision products, these systems do compete for capital budget dollars and the available time of information systems personnel within the healthcare industries. However, management continues to believe that revenue from our Remarketing Agreement with SMS will increase in the future since LanVision's product has been fully integrated with the SMS product and the integrated product offering should be ready, very soon, for general availability to the SMS customer base. In addition, our web-based eHealth application, which is currently available and in production with our customers and available, through our Resellers for the Application Service Provider operating model, should further enhance revenues, through software royalties to LanVision with minimal additional cost. Both our Remarketing and Reseller Agreements should represent a greater percentage of the Company's total revenues in the future.

After an agreement is executed, LanVision does not record revenues until it delivers the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Accordingly, significant variations in revenues can result as more fully discussed under "Uneven Patterns of Quarterly Operating Results." Three customers accounted for approximately 38% of the revenues for the second quarter and 35% for the first six months of 2000 compared with 47% and 39%, respectively, of revenues in the comparable periods of the prior year.

OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third-party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the second quarter of fiscal 2000 and 1999 were 44% and 21%, respectively, and 50% and 37%, respectively, for the first six months of fiscal 2000 and 1999. The higher cost reflects lower margins on the hardware sold during the current quarter compared to the comparable prior periods as well as increased software amortization expense.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third-party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 61% and 67% for the second quarter of fiscal 2000 and 1999, respectively and 65% and 69% for the first six months of fiscal 2000 and 1999, respectively. The improvement in the cost of sales is due to reduced operating expenses and more effective utilization of the professional services and support staffs. The Company's support margins are highest on

LanVision's proprietary software. Accordingly, margins are expected to improve as more customers are added.

The LanVision Professional Services staff provides services on a time and material or fixed fee basis. The Professional Services staff periodically experiences some inefficiencies in the delivery of services, and certain projects have taken longer to complete than originally estimated, thus adversely affecting operating performance. Additionally, the Professional Services staff does spend a portion of its time on non-billable activities, such as selling additional products and services to existing clients, developing training courses and plans to move existing customers to LanVision's new product releases, etc. Management believes an increase in the number of new systems sold and the related backlog should improve the overall efficiency and operating performance of this group.

Cost of Service Bureau Operations

The cost of service bureau operations was significantly reduced with the sale of the data center. (See Note 3 of the Notes to Condensed Consolidated Financial Statements, above.) The Company now incurs expenses only for the outsourcing services it uses which are directly related to the Service Bureau Revenues generated by the VHS eHealth Services Division.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the second quarter of fiscal 2000, Selling, General and Administrative expenses decreased to $914,451 compared with $1,194,846 in the comparable prior quarter and decreased to $1,753,959 in the first six months compared with $2,456,085 in the comparable prior six month period. The reductions in Selling, General and Administrative expenses is due to decreased staffing levels and reduced expenses in other areas. The Company has gradually reduced its direct sales staff as the Company focuses its sales efforts on indirect distribution through its current and future Remarketing, Reseller and ASP Partners. However, the Company may increase its direct sales force in the foreseeable future as market opportunities arise.

Product Research and Development

Product research and development expenses consist primarily of: compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the second quarter and first six months of fiscal 2000, research and development expenses were $459,578 compared with $525,042 in the comparable prior quarter and $926,949 in the first six months compared with $1,071,054 in the comparable prior six month period as a result of a reduction of staff and use of outside contractors, and an increase in capitalized software for new products under development. The Company monitors closely and augments its Research and Development staff, as necessary, to accelerate the development of new products. The Company capitalized, in accordance with

Statement of Financial Accounting Standards No. 86, $105,000 and $75,000 of product research and development costs in the second quarter of fiscal 2000 and 1999, respectively and $210,000 and $150,000 in the first six months of fiscal 2000 and 1999, respectively.

Operating loss

The operating loss for the second quarter of fiscal 2000 was $334,409 compared with an operating loss of $1,217,655 in the second quarter of fiscal 1999. The operating loss for the first six months of fiscal 2000 was $1,036,429 compared with $2,444,786 in the first six months of fiscal 1999. The decrease in the operating loss results primarily from: (1) continued stringent cost controls, and (2) the sale of the data center and the reduction in the associated expenses related thereto which approximated $300,000 in each of the first two quarters.

Interest income consists primarily of interest on invested cash. The increase in interest income results from increased cash balances and higher interest rates.

Interest expense relates to the long-term debt.

Other income, net

Other income, net of $28,802 relates to the disposal of fixed assets during the second quarter when the Company closed the Charlotte, North Carolina office and the $1,381,520 for the first six months results, relates primarily from the data center sale in the first quarter. (See Note 3 of the Notes to Consolidated Condensed Financial Statements, above.)

Net (loss)

The net loss for the second quarter of fiscal 2000 was $638,826 ($.07 per share) compared with a net loss of $1,580,039 ($.18 per share) in the second quarter of fiscal 1999. The net loss for the first six months of fiscal 2000 was $323,997 ($.04 per share) compared with a net loss of $3,139,059 ($.36 per share) in the first six months of fiscal 1999. Excluding the gain on the sale of the data center, the net loss for the first six months would have been $1,705,517, a decrease of $1,433,542 from the comparable loss in the first six months of fiscal 1999. This reduction results primarily from: (1) the continued stringent cost controls in all areas, and (2) the sale of the data center which resulted in an approximately $600,000 reduction in expenses related to the data center operations.

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

The Company's customers typically have been well-established hospitals, medical facilities or third party distributors with good credit histories, and payments have been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments. Agreements with third party distributors normally require payment as LanVision's software is: (1) sublicensed and installed at end users or (2) as the LanVision software is utilized on a per transaction, subscription or similar "pay-as-you-use" basis.

The Company has no significant obligations for capital resources, other than noncancelable operating leases in the total amount of approximately $378,000, net of a sublease, payable over the next three years.

Over the last several years, the Company's revenues have been less than the Company's internal plans. However, during the same period, the Company has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses. This resulted in significant net cash outlays over the last four and one half years. Although the Company has reduced staffing levels and related expenses, and improved operating performance, the Company's expenses continue to exceed its revenues. Accordingly, to achieve profitability, and positive cash flow, it is necessary for the Company to increase revenues or continue to reduce expenses. Management believes that the general release of enhanced products has significantly strengthened the product lines. Additionally, the SMS Remarketing Agreement has expanded the sales distribution capabilities, and management believes that market opportunities are such that the Company should be able to increase its revenues. However, there can be no assurance the Company will be able to increase its revenues.

At July 31, 2000, the Company had cash and cash equivalents of $7,922,582. Cash equivalents consist primarily of overnight bank repurchase agreements and short-term commercial paper. Under the terms of its loan agreement, as amended, the Company has agreed to maintain a minimum cash and investment balance of $4,775,000, which increases by $75,000 per month, which is equal to the note receivable payment from the sale of the data center, until February, 2001, at which time the minimum balance must be $5,300,000.

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

The Company's long-term debt agreement, as amended on September 5, 2000, currently requires that the Company maintain, certain financial covenants including a Minimum Net Worth of $800,000 through January 31, 2001 and $1,100,000 thereafter. In addition, The Nasdaq SmallCap Market requires a minimum of $2,000,000 in Net Tangible Assets, or Net Worth, for continued listing on the SmallCap Market. Should LanVision's Net Worth decrease below the above noted minimums, it will be necessary to renegotiate the long-term debt covenants with the Lender and the Company's Common Stock could be delisted from The Nasdaq SmallCap Market. If that event were to occur, the Company would use its best efforts to have its Common Stock traded on The Nasdaq Over The Counter Bulletin Board, the NASD Pink Sheets or other Over The Counter Markets.

There can be no assurance that the Company's Lender will consent to a waiver of the Minimum Net Worth or other covenants if they are not met. However, management believes that the Company will be able to comply with the current covenants to avoid default of the long-term debt agreement.

To date, inflation has not had a material impact on the Company's revenues or expenses. Additionally, the Company does not have any significant market risk exposure at July 31, 2000.

In August, 2000, the Company announced that it had retained FAC/Equities, a division of First Albany Corporation, as a financial advisor to evaluate alternatives for maximizing shareholder value.

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

At July 31, 2000, the Company's customers (excluding customers of the eHealth Services Division) had entered into master agreements for systems and services (excluding support and maintenance) which had not yet been delivered, installed and accepted which, if fully performed, would generate sales of approximately $5,846,000, compared with approximately $4,551,000 at the end of fiscal 1999. The systems and services are currently expected to be delivered over the next two to three years. In addition, the Company anticipates approximately $2,600,000 in transaction-based fee revenues for the eHealth Services Division's client over the remaining thirty-eight month life of the contract. Because implementation and service bureau eHealth fees are dependent upon the customer's schedule and usage, the Company is unable to predict accurately the amount of revenues in future periods.

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

The commencement of revenue recognition varies depending on the size and complexity of the system, the implementation schedule requested by the customer and usage by customers of the VHS eHealth Services Division service bureau operations. Therefore, LanVision is unable to accurately predict the revenue it expects to achieve in any particular period. The Company's master agreements generally provide that the customer may terminate its agreement upon a material breach by the Company, or may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company's business, financial condition and results of operations.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not currently engaged in any material adverse litigation.

Item 3. DEFAULTS ON SENIOR SECURITIES

The Company is not in default under its existing Loan Agreement

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10(a) Second Amendment to Employment Agreement among LanVision Systems,
           Inc., LanVision, Inc. and Thomas E Perazzo, effective
           February 1, 2000

     10(b) Third Amendment to Loan Agreement between LanVision Systems, Inc. and
           The HillStreet Fund, L.P. dated July 17, 1998, as amended

     11    Computation of Earnings (Loss) Per Common Share

     27    Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LANVISION SYSTEMS, INC.

DATE:    September 11, 2000        By: /s/ J. BRIAN PATSY
       ----------------------          -----------------------------------------
                                       J. Brian Patsy
                                       Chief Executive Officer and
                                       President

DATE:    September 11, 2000        By: /s/ PAUL W. BRIDGE, JR.
       ----------------------          -----------------------------------------
                                       Paul W. Bridge, Jr.
                                       Acting Chief Financial Officer and
                                       Acting Treasurer

                                INDEX TO EXHIBITS

Exhibit No.         Exhibit
-----------         -------

   10(a)      #     Second Amendment to Employment Agreement among LanVision
                    Systems, Inc., LanVision, Inc. and Thomas E. Perazzo, effective February 1, 2000

   10(b) Third Amendment to Loan Agreement between LanVision Systems, Inc. and The HillStreet Fund, L.P. dated July 17, 1998, as amended

   11               Computation of Earnings (Loss) Per Common Share

   27               Financial Data Schedule

# Management Contract and Compensatory Agreement.