Form 10-Q
period 2000-10-31
LANVISION SYSTEMS INC
filed 2000-12-11
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

                                       or

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

       Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of December 8, 2000: 8,879,241.

                                TABLE OF CONTENTS

                                                                            Page

Part I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements......................    3

          Condensed Consolidated Balance Sheets at October 31, 2000
          and January 31, 2000.............................................    3

          Condensed Consolidated Statements of Operations for the
          three months and nine months ended October 31, 2000 and 1999.....    5

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended October 31, 2000 and 1999......................    6

          Notes to Condensed Consolidated Financial Statements.............    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................    8


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................   19

Item 3.   Defaults on Senior Securities....................................   19

Item 6.   Exhibits and Reports on Form 8-K.................................   19

          Signatures.......................................................   19

PART I FINANCIAL INFORMATION
Item 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets


                                                                             (Unaudited)            (Audited)
                                                                             October 31,           January 31,
                                                                                 2000                  2000
                                                                             ------------          ------------
Current assets:
  Cash and cash equivalents (restricted by long-term debt agreement)         $  7,946,950          $  5,411,920
  Note receivable                                                                 300,000               --
  Accounts receivable, net of allowance for doubtful
    accounts of $400,000 and $385,000, respectively                             1,842,210             3,936,326
  Unbilled receivables                                                            851,392             1,138,941
  Prepaid expenses related to unrecognized revenue                                159,276               177,629
  Other                                                                           246,186               258,506
                                                                             ------------          ------------
      Total current assets                                                     11,346,014            10,923,322

Property and equipment:
  Computer equipment                                                            2,697,739             4,423,753
  Computer software                                                               484,675               659,993
  Office furniture, fixtures and equipment                                      1,232,471             1,379,043
  Leasehold improvements                                                           98,577               648,230
                                                                             ------------          ------------
                                                                                4,513,462             7,111,019
  Accumulated depreciation and amortization                                    (3,752,932)           (4,478,444)
                                                                             ------------          ------------
                                                                                  760,530             2,632,575
Capitalized software development costs, net of accumulated
  amortization of $1,325,228 and $1,100,228, respectively                         959,701               869,701
Other                                                                             252,840               293,084
                                                                             ------------          -------------
                                                                             $ 13,319,085          $ 14,718,682
                                                                             ============          ============


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

  Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity


                                                                             (Unaudited)             (Audited)
                                                                             October 31,            January 31,
                                                                                 2000                   2000
                                                                             ------------           ------------
Current liabilities:
  Accounts payable                                                           $    415,275           $    666,647
  Accrued compensation                                                            317,788                433,046
  Accrued other expenses                                                        1,701,500              2,183,080
  Deferred revenues                                                             1,390,393              1,491,404
  Current portion of long-term debt                                               500,000                --
                                                                             ------------           ------------
    Total current liabilities                                                   4,324,956              4,774,177

Long-term debt                                                                  5,500,000              6,000,000
Long-term accrued interest                                                      1,144,198              1,331,289

Convertible redeemable preferred stock, $.01 par value per share
  5,000,000 shares authorized                                                     --                     --

Stockholders' equity:
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 8,896,500 shares issued                                            88,965                 88,965
  Capital in excess of par value                                               34,876,950             35,003,931
  Treasury stock, at cost, 27,262 and 58,467 shares, respectively                (129,583)              (277,921)
  Accumulated (deficit)                                                       (32,486,401)           (32,201,759)
                                                                             ------------           ------------
    Total stockholders' equity                                                  2,349,931              2,613,216
                                                                             ------------           ------------
                                                                             $ 13,319,085           $ 14,718,682
                                                                             ============           ============


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     Three and Nine Months Ended October 31,

                                   (Unaudited)



                                                                   Three Months Ended                Nine Months Ended
                                                              ----------------------------      ----------------------------
                                                                 2000             1999             2000              1999
                                                              -----------      -----------      -----------      -----------
Revenues:
  Systems sales                                               $   999,035      $   968,159      $ 1,877,970      $ 2,436,807
  Services, maintenance and support                             1,446,180        2,015,910        4,275,786        4,765,868
  Service bureau operations                                       201,471           --              603,300          154,925
                                                              -----------      -----------      -----------      -----------
    Total revenues                                              2,646,686        2,984,069        6,757,056        7,357,600

Operating expenses:
  Cost of systems sales                                           256,728          129,217          698,347          679,464
  Cost of services, maintenance and support                       779,360        1,052,610        2,613,150        2,961,665
  Cost of service bureau operations                                84,366          266,374          274,848        1,098,250
  Selling, general and administrative                             751,513        1,115,210        2,505,471        3,571,295
  Product research and development                                353,469          504,303        1,280,418        1,575,357
                                                              -----------      -----------      -----------      -----------
    Total operating expenses                                    2,225,436        3,067,714        7,372,234        9,886,031
                                                              -----------      -----------      -----------      -----------
Operating profit (loss)                                           421,250          (83,645)        (615,178)      (2,528,431)
Other income (expense):
Interest income                                                   126,526           37,464          358,487          125,596
Interest expense                                                 (508,422)        (447,961)      (1,409,370)      (1,230,366)
Other income, net                                                  --               --            1,381,419           --
                                                              -----------      -----------      -----------      -----------
Net income (loss)                                             $    39,354      $  (494,142)     $  (284,642)     $(3,633,201)
                                                              ===========      ===========      ===========      ===========
Basic net income (loss) per common share                      $       .00      $      (.06)     $      (.03)     $      (.41)
                                                              ===========      ===========      ===========      ===========
Diluted net income (loss) per common share                    $       .00      $      (.06)     $      (.03)     $      (.41)
                                                              ===========      ===========      ===========      ===========
Number of shares used in per common share computations          8,869,238        8,836,165        8,857,585        8,823,356
                                                              ===========      ===========      ===========      ===========


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Nine Months Ended October 31,

                                   (Unaudited)


                                                                         2000                     1999
                                                                      -----------              -----------
Operating activities:
Net (loss)                                                            $  (284,642)             $(3,633,201)
Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
    (Gain) on sale of property and equipment, net                      (1,381,419)                    --
    Depreciation and amortization                                         662,591                1,318,766
    Decrease (increase) in long-term accrued interest                    (187,091)                 650,263

Cash provided by (used for) assets and liabilities:
    Accounts and unbilled receivables                                   2,381,664                2,035,013
    Other current assets                                                   24,531                  255,689
    Accounts payable and accrued expenses                                (848,210)                (825,839)
    Deferred revenues                                                    (101,011)                 261,084
                                                                      -----------              -----------
Net cash provided by operating activities                                 266,413                   61,775
                                                                      -----------              -----------

Investing activities:
Proceeds from disposal of property and equipment                        2,000,000                   10,562
Purchases of property and equipment                                       (77,984)                 (69,761)
Capitalization of software development costs                             (315,000)                (225,000)
Payment on note receivable                                                600,000                     --
Other                                                                      40,244                 (243,876)
                                                                      -----------              -----------
Net cash provided by (used for) investing activities                    2,247,260                 (528,075)
                                                                      -----------              -----------

Financing activities:
Sale of treasury stock to employee stock purchase plan                     21,357                   13,243
                                                                      -----------              -----------
Net cash provided by financing activities                                  21,357                   13,243
                                                                      -----------              -----------
Increase (decrease) in cash and cash equivalents                        2,535,030                 (453,057)
Cash and cash equivalents at beginning of period                        5,411,920                5,445,498
                                                                      -----------              -----------
Cash and cash equivalents at end of period                            $ 7,946,950              $ 4,992,441
                                                                      ===========              ===========

Supplemental cash flow disclosures:
  Interest paid                                                       $ 1,548,000              $   546,000
                                                                      ===========              ===========


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three and nine months ended October 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2001.


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

The note receivable, in the amount of $300,000, represents the remaining balance of a $900,000 note received from the buyer of the data center, and is payable $75,000 per month, plus interest on the unpaid balance, through February 2001.

The decrease in accounts receivables, net is due to lower revenues in the first nine months of fiscal year 2000 compared to the nine month period ended
January 31, 2000 and the collection, during the first quarter, of receivables outstanding at January 31, 2000.

Other current assets consist of software and hardware awaiting installation (related to unrecognized revenue) and prepaid expenses, including commissions.

The decrease in property and equipment, net, is primarily the result of the sale of the Company's data center on February 11, 2000 for $2,000,000 in cash and a $900,000 note receivable. The sale generated a gain of approximately $1,381,000. The Company simultaneously entered into a service provider agreement with the buyer to continue to use the data center on a fee for service basis.

Other non-current assets consist primarily of prepaid long-term debt closing costs, which are amortized to expense over the life of the loan.

The decrease in accounts payable is due to the payment, subsequent to January 31, 2000, of year end purchases.

The decrease in accrued compensation results from the payment of year-end bonuses and lower current headcount.

The decrease in deferred revenues results from the recognition of revenue related to billings to customers recorded prior to revenue recognition.


Note 4 - STOCK OPTIONS

During the first nine months of the current fiscal year, the Company granted 199,000 stock options under the 1996 Employee Stock Option Plan at an exercise price of approximately $1.50 per share. During the same period 160,278 options were forfeited under all plans and 20.063 options were exercised for the aggregate price of $0.66.


Note 5 - EARNINGS PER SHARE

The basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.

The diluted net income (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options) as the inclusion thereof would be antidilutive.


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

RESULTS OF OPERATIONS

GENERAL

LanVision is an eHealth Application Service Provider and a leading supplier of Healthcare Information Access Systems specializing in connectivity solutions that utilize the power of the Internet/Intranet to link hospitals, physicians, patients and payers to a robust Electronic Medical Record. The Company's products are complementary to existing clinical and financial systems, and use document imaging and workflow tools to ensure end users can electronically access all the various forms of healthcare information including clinician's handwritten notes, lab reports, photographs, insurance cards, etc. LanVision's eHealth solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access information from virtually any location, including the physician's desktop using Web browser technology. Web access to the entire medical record improves physician productivity and reduces administrative costs such as filing, storage, retrieval and upkeep of medical records and clinical costs, such as redundant diagnostic testing. The system enables healthcare providers to access, on a real-time basis, all the various forms of clinical and financial patient information from a single permanent healthcare information repository. The Company's solutions integrate a proprietary document imaging platform, application suites, and image and Web-enabling tools, that allow for the seamless merger of "back office" functionality with existing Clinical Information Systems at the desktop. The Company offers a robust document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is optimized for the healthcare industry. In addition to providing the clinician access to information not previously available at the desktop, the Company's applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, the Company has integrated its products with selected systems from Shared Medical Systems Corporation and Cerner Corporation. By offering electronic access to all the components of the Medical Record, this integration completes one of the most difficult tasks necessary to provide a true Computer Based Patient Record. The Company's systems deliver on-line enterprisewide access to fully-updated patient information which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm.

Historically, the Company has derived its revenues from system sales involving the licensing, either directly or through remarketing partners, of its Electronic Medical Record solution to Integrated Healthcare Delivery Networks ("IDN"). In a typical transaction, the Company, or its remarketing partners, enter into a term or perpetual license for the Company's Electronic Medical Record Software Suite and licenses or sells other third party software and hardware components to the IDN. Additionally, the Company provides professional services, including implementation, training and product support.

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

Beginning in 1998, the Company began offering customers the ability to obtain its Electronic Medical Record solution on a service bureau/eHealth basis as an Application Service Provider ("ASP"). The Company's eHealth Services division, formerly known as the Virtual Healthware Services ("VHS") division, established a centralized data center and installed the Company's Electronic Medical Record suite within the data center. Under this arrangement, customers electronically capture information and transmit the data to the centralized data center. The eHealth Services Division stores and manages the data using LanVision's Electronic Medical Record Suite of Applications, and customers can view, print or fax the information from anywhere using the LanVision Web-based applications.

The eHealth Services Division charges and recognizes revenue for these eHealth services on a per transaction or subscription basis as information is captured, stored, and retrieved.

In February 2000, the Company sold its centralized data center for $2,900,000. Simultaneous therewith, the Company entered into a service agreement with the buyer. Under the terms of this service agreement, in exchange for processing fees, the Company will continue to use the data center to provide ASP services to LanVision's current and future customers. Although LanVision sold the data center assets, the Company continues to market its eHealth solutions, which includes the recently announced eHealth agreements with eSmartHealth, Inc. and Provider HealthNet Services Inc, which are discussed below. The Company will continue to provide its eHealth ASP services to customers through the continued use of the data center and by using other data center service providers.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. The Company has experienced extended sales cycles, which has adversely affected revenues. It is common for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter to quarter operating results. These agreements cover the entire implementation of the system and specify the implementation schedule, which typically takes place in one or more phases. The agreements generally provide for the licensing of the Company's proprietary software and third-party software with a one-time perpetual license fee that is adjusted depending on the number of workstations concurrently using the software. Third-party hardware is usually sold outright, with a one-time fee charged for installation and training. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with the Company's eHealth ASP services, the agreements generally provide for utilizing the Company's software and third party software on a fee per transaction or subscription basis.

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

In 1998, the Company entered into a Remarketing Agreement with Shared Medical Systems Corporation ("SMS"). Under the terms of the agreement, SMS was granted an exclusive worldwide license to distribute ChartVision(R), On-Line Chart Completion(TM) WebView(TM) and Enterprisewide Correspondence(TM) to the SMS customer base and prospect base, as defined in the agreement, and a non-exclusive license to distribute all other LanVision products. If SMS distributes any other Electronic Medical Record product competing with LanVision's products, the Company may terminate the SMS Remarketing Agreement.

Under the terms of the agreement, SMS remits royalties to LanVision based upon SMS sublicensing the Company's software to SMS's customers. Twenty-five percent of the royalty is due 30 days following the end of the quarter in which SMS executes the end user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty statement. LanVision records the remaining 75% of the royalty when such payment due from SMS is fixed and determinable, which is generally when the software is shipped to the end user. Through October 31, 2000, SMS has sold ten systems to end-users.

In August 2000, the Company entered into an agreement with eSmartHealth, Inc. ("eSmart") which allows eSmart to utilize LanVision' MicroVision(TM) Electronic Medical Record ("EMR") product combined with web-based eSmart software to provide affordable, web-based EMR document management and viewing services to hospitals and clinics via the Internet. eSmart, in conjunction with their affiliate Alpharetta, Georgia based Smart Professional Photocopy Corporation d/b/a Smart Corporation, will distribute their services through Smart Corporation's extensive sales distribution network which currently consists of over 1,000 hospitals and 4,600 clinic customers throughout 46 states. LanVision will be compensated for use of its software based upon the number of EMR images eSmart scans and stores using the MicroVision application. The current estimate is that eSmart will begin using the LanVision software starting late in the fiscal fourth quarter or the first quarter of fiscal year 2001.

In November 2000, the Company entered into an agreement with Provider HealthNet Services Inc. ("PHNS") which allows PHNS to offer LanVision's MicroVision EMR product to provide EMR document management and viewing services to PHNS' customer base. PHNS is a healthcare industry information technology and business outsourcing company, which provides information technology and professional management of information systems, medical records and related business processes to hospitals and other healthcare providers on a shared basis to improve healthcare services and reduce costs. The relationship with LanVision will allow PHNS to more effectively use information technology and the LanVision eHealth Services document imaging and management solution for medical records and other business processes to improve healthcare services and reduce costs for its customers. The LanVision eHealth Services allows PHNS to offer a state-of-the art, Application Service Provider-based EMR solution, an offering that contributes to increased process efficiency for medical records functions. PHNS currently provides medical record, transcription and coding management outsourcing services to nine hospitals, many of which, we were advised by PHNS, are in the process of converting to or considering an EMR solution. The LanVision eHealth Services provided by PHNS will be delivered on an ASP basis through a centralized data center staffed by seasoned information technology professionals with healthcare experience. LanVision will be compensated by PHNS for use of its software based upon the number of encounters, or patient visits, to each hospital using the LanVision EMR software.

PHNS is a privately held, Dallas based company which currently has over 420 experienced healthcare information technology and business process employees that provide outsourcing services to 16 hospitals in 9 states

To date, LanVision has recorded no revenues from eSmart or PHNS and we can not predict when, if ever, revenues will be generated from these two new agreements.


UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter to quarter as a result of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers increase. Revenues from eHealth Service Bureau operations are expected to increase over time, as more hospitals outsource services to LanVision's eHealth Service Division, or its remarketing partners begin to utilize the software, and existing customers increase the volume of documents stored on the systems, and the number of retrievals increase.

The Company's revenues and operating results may vary significantly from quarter to quarter as a result of a number of other factors, many of which are outside the Company's control. These factors include the relatively high purchase price of a system, unpredictability in the number and timing of systems sales, length of the sales cycle, delays in the installation process and changes in the customer's financial condition or budget and the sales activities of the remarketing partners. As a result, period to period comparisons may not be meaningful with respect to the past operations of the Company nor are they necessarily indicative of the future operations of the Company.


REVENUES

Revenues for the third fiscal quarter ended October 31, 2000, were $2,646,686, compared with $2,984,069 reported in the comparable quarter of 1999. Revenues for the first nine months ended October 31, 2000, were $6,757,056, compared with $7,357,600 reported in the comparable period of 1999. System sales and services, maintenance and support revenues in the current nine month period are less than the comparable prior period because of fewer new system installations and fewer professional services used by customers in the current period when compared with the prior period when many customers were upgrading to year 2000 compliant LanVision software and two major implementations were in progress. Revenues for the first nine months of fiscal 2000 continued to be affected because many healthcare organizations deferred new software purchases until all of their existing systems were Year 2000 compliant. Also, LanVision's remarketing partner, Shared Medical Systems Corporation, has been slow to implement existing contracts, which adversely affects revenue recognition because 75% of LanVision's revenues from such contracts are recognized only upon commencement of implementation activities on a contract by contract basis.

Additionally, healthcare institutions are assessing and implementing many new technologies. Although many of these systems do not compete with LanVision products, these systems do compete for capital budget dollars and the available time of information systems personnel within the healthcare industries. However, management continues to believe that revenue from our Remarketing Agreement with SMS will increase in the future since LanVision's product has been fully integrated with the SMS product. In addition, our web-based eHealth application, which is currently available and in production with our customers and available, through our Resellers, should further enhance revenues through software royalties to LanVision with minimal additional cost. Both our Remarketing and Reseller Agreements should represent a greater percentage of the Company's total revenues in the future.

Many healthcare organizations are beginning to plan additional information technology projects following Year 2000 remediation and in anticipation of the Health Insurance Portability and Accountability Act ("HIPAA") compliance. HIPAA is a series of standards that are intended to regulate the way health information is transmitted and secured electronically. A recent healthcare industry report [Fitch IBCA, Duff & Phelps] stated that in order to comply with the HIPAA healthcare information electronic transmission regulations, healthcare systems will need to adjust existing systems or purchase new information technology systems, hire and retrain staff, and make significant changes to the current processes associated with maintaining patient privacy, the cost of which is estimated to be somewhere between three to four times the amount of expenditures required for Year 2000 remediation, or an amount in excess of $25 billion. LanVision believes its highly evolved, secure and technologically advanced web-based eHealth solutions will position the Company to take advantage of, what we continue to believe will be, significantly increasing market opportunities for LanVision and its distribution partners in the future."

After an agreement is executed, LanVision does not record revenues until it delivers the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Accordingly, significant variations in revenues can result as more fully discussed under "Uneven Patterns of Quarterly Operating Results." Three customers, excluding our remarketing partner SMS, accounted for approximately 44% of the revenues for the third quarter and 36% for the first nine months of 2000 compared with 29% and 32%, respectively, of revenues in the comparable periods of the prior year. Revenues from SMS accounted for approximately $97,600 and $531,800 for the three and nine months ended October 31, 2000, respectively, compared with approximately $955,000 and $1,168,000 for the three and nine months ended October 31, 1999, respectively. The decrease in SMS revenues results from fewer software installations in the current fiscal year compared with the prior comparable periods, including less LanVision professional services provided to SMS as they installed the first three installations, offset to some extent by increased Level 2 & 3 maintenance revenues paid to LanVision.


OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third-party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the third quarter of fiscal 2000 and 1999 were 26% and 13%, respectively, and 37% and 28%, respectively, for the first nine months of fiscal 2000 and 1999. The higher cost reflects lower margins on the hardware sold during the current periods compared to the comparable prior periods as well as increased software amortization expense.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third-party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 53% and 52% for the third quarter of fiscal 2000 and 1999, respectively and 61% and 62% for the first nine months of fiscal 2000 and 1999, respectively. The Company's support margins are highest on LanVision's proprietary software. Accordingly, margins are expected to improve as more customers are added.

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

Cost of Service Bureau Operations

The cost of Service Bureau operations was significantly reduced with the sale of the data center. (See Note 3 of the Notes to Condensed Consolidated Financial Statements, above.) The Company now incurs expenses only for the outsourcing services it uses which are directly related to the Service Bureau Revenues generated by the VHS-eHealth Services Division.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the third quarter of fiscal 2000, Selling, General and Administrative expenses decreased to $751,513 compared with $1,115,210 in the comparable prior quarter and decreased to $2,505,471 in the first nine months compared with $3,571,295 in the comparable prior nine month period. The reductions in Selling, General and Administrative expenses is due to decreased staffing levels and reduced expenses in other areas. The Company has gradually reduced its direct sales staff as the Company focuses its sales efforts on indirect distribution through its current and future Remarketing, Reseller and ASP Partners. However, the Company may increase its direct sales force in the foreseeable future as market opportunities arise.

Product Research and Development

Product research and development expenses consist primarily of: compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the third quarter and first nine months of fiscal 2000, research and development expenses were $353,469 compared with $504,303 in the comparable prior quarter and $1,280,418 in the first nine months compared with $1,575,357 in the comparable prior nine month period as a result of a reduction of staff and use of outside contractors, and an increase in capitalized software for new products under development. The Company monitors closely and augments its Research and Development staff, as necessary, to accelerate the development of new products. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $105,000 and $75,000 of product research and development costs in the third quarter of fiscal 2000 and 1999, respectively and $315,000 and $225,000 in the first nine months of fiscal 2000 and 1999, respectively.

Operating income (loss)

The operating income for the third quarter of fiscal 2000 was $421,250 compared with an operating loss of $83,645 in the third quarter of fiscal 1999. The operating loss for the first nine months of fiscal 2000 was $615,178 compared with $2,528,431 in the first nine months of fiscal 1999. The decrease in the operating loss results primarily from: (1) continued stringent cost controls, and (2) the sale of the data center and the reduction in the associated expenses related thereto which approximated $300,000 in each of the first three quarters.

Interest income consists primarily of interest on invested cash. The increase in interest income results from increased cash balances and higher interest rates.

Interest expense relates to the long-term debt.

Other income, net

Other income, net of $1,381,419 relates primarily to the data center sale in the first quarter. (See Note 3 of the Notes to Consolidated Condensed Financial Statements, above.)

Net income (loss)

The net income for the third quarter of fiscal 2000 was $39,354 ($.00 per share) compared with a net loss of $494,142 ($.06 per share) in the third quarter of fiscal 1999. The net loss for the first nine months of fiscal 2000 was $284,642 ($.03 per share) compared with a net loss of $3,633,201 ($.41 per share) in the first nine months of fiscal 1999. Excluding the gain on the sale of the data center, the net loss for the first nine months would have been $1,666,061, a decrease of $1,967,140 from the comparable loss in the first nine months of fiscal 1999. This reduction results primarily from: (1) the continued stringent cost controls in all areas, and (2) the sale of the data center which resulted in an approximately $823,000 reduction in expenses related to the data center operations.

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

The Company has no significant obligations for capital resources, other than noncancelable operating leases in the total amount of approximately $328,000, net of a sublease, payable over the next three years.

Through Fiscal year 1999, the Company's revenues have been less than the Company's internal plans. However, during the same period, the Company has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses. This resulted in significant net cash outlays over the last four and one half years. Although the Company has reduced staffing levels and related expenses, and improved operating performance, the Company's expenses may exceed its revenues. Accordingly, to achieve continued profitability, and positive cash flow, it is necessary for the Company to increase revenues or continue to reduce expenses. Management believes that the general release of enhanced products has significantly strengthened the product lines. Additionally, the SMS, eSmart and PHNS agreements have expanded the sales and distribution capabilities, and management believes that market opportunities are such that the Company should be able to increase its revenues. However, there can be no assurance the Company will be able to increase its revenues.

At October 31, 2000, the Company had cash and cash equivalents of $7,946,950. Cash equivalents consist primarily of overnight bank repurchase agreements and short-term commercial paper. Under the terms of its loan agreement, as amended, the Company has agreed to maintain a minimum cash and investment balance of $5,000,000, which increases by $75,000 per month, which is equal to the note receivable payment from the sale of the data center, until February 2001, at which time the minimum balance must be $5,300,000.

Management has significantly reduced operating expenses, and believes the Company can improve operating results in fiscal 2000. Based upon current revenue and expenditure levels the Company should be able to break even. However, the Company may continue to operate at a loss. Accordingly, for the foreseeable future, management will need to continually assess its revenue prospects compared to its current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to further reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require lender approval. However, there can be no assurance the Company will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse affect on future operating performance.

The Company's long-term debt agreement, as amended on September 5, 2000, currently requires that the Company maintain, certain financial covenants including: Minimum Year-to-date Revenues of $5,500,000 as of October 31, 2000 and $8,800,000 as of January 31, 2001; Minimum Earnings (Loss) Before Interest and Taxes of ($415,000) for the nine month period ended October 31, 2000, and $400,000 for the fiscal year ending January 31, 2001; maintain minimum cash and investment balances, as noted above; and maintain a Minimum Net Worth of $800,000 through January 31, 2001 and $1,100,000 thereafter. On or before February 28, 2001, the long-term debt agreement must be amended to establish new financial covenants (at minimum levels acceptable to the lender) for fiscal year 2001 and thereafter. There can be no assurance that the Company's lender will consent to a waiver of any covenants if they are not met. However, management believes that the Company will be able to comply with the current covenants to avoid default of the long-term debt agreement.

In addition, The Nasdaq SmallCap Market requires a minimum of $2,000,000 in Net Tangible Assets, or Net Worth, for continued listing on the SmallCap Market. Should LanVision's Net Worth decrease below the above noted minimums, the Company's Common Stock could be delisted from The Nasdaq SmallCap Market. If that event were to occur, the Company would use its best efforts to have its Common Stock traded on The Nasdaq Over The Counter Bulletin Board, the NASD Pink Sheets or other Over The Counter Markets.

To date, inflation has not had a material impact on the Company's revenues or expenses. Additionally, the Company does not have any significant market risk exposure at October 31, 2000.

In August 2000, the Company announced that it had retained FAC/Equities, a division of First Albany Corporation, as a financial advisor to evaluate alternatives for maximizing shareholder value.


SIGNED AGREEMENTS - BACKLOG

LanVision, or its remarketing partners, enter into master agreements with their customers to specify the scope of the system to be installed and services to be provided, the agreed upon aggregate price and the timetable for implementation. The master agreement typically provides that the Company, or its remarketing partner, will deliver the system in phases pursuant to the customer's purchase orders, thereby allowing the customer flexibility in the timing of its receipt of systems and to make adjustments that may arise based upon changes in technology or changes in customer needs. The master agreement also allows the customer to request additional components as the installation progresses, which additions are then separately negotiated as to price and terms. Historically, customers have ultimately purchased systems and services in addition to those originally contemplated by the master agreement, although there can be no assurance that this trend will continue in the future.

At October 31, 2000, the Company's and SMS' customers (excluding customers of the eHealth Services Division) had entered into master agreements for systems and services (excluding support and maintenance) which had not yet been delivered, installed and accepted which, if fully performed, would generate revenue of approximately $4,709,000, compared with approximately $4,551,000 at the end of fiscal 1999. The systems and services are currently expected to be delivered over the next two to three years. In addition, the Company anticipates approximately $2,400,000 in transaction-based fee revenues for the eHealth Services Division's current client over the remaining thirty-five month life of the contract. Because implementation and Service Bureau eHealth fees are dependent upon the customer's schedule and usage, the Company is unable to predict accurately the amount of revenues in future periods.

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

The commencement of revenue recognition varies depending on the size and complexity of the system, the implementation schedule requested by the customer and usage by customers of the VHS-eHealth Services Division Service Bureau operations. Therefore, LanVision is unable to accurately predict the revenues it expects to achieve in any particular period. The Company's master agreements generally provide that the customer may terminate its agreement upon a material breach by the Company, or may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company's business, financial condition and results of operations.

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


                                                LANVISION SYSTEMS, INC.



DATE:  December 8, 2000                   By: /s/ J. BRIAN PATSY
      ------------------                      ----------------------------------
                                              J. Brian Patsy
                                              Chief Executive Officer and
                                              President


DATE:  December 8, 2000                   By: /s/ PAUL W. BRIDGE, JR.
      ------------------                      ----------------------------------
                                              Paul W. Bridge, Jr.
                                              Acting Chief Financial Officer and
                                              Acting Treasurer

                                INDEX TO EXHIBITS


Exhibit No.         Exhibit
-----------

    3.1             Certificate of Incorporation of LanVision Systems, Inc.
                    Previously filed with the Commission and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

    3.2             Bylaws of LanVision Systems, Inc.
                    Previously filed with the Commission and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

   11               Computation of Earnings (Loss) Per Common Share

   27               Financial Data Schedule