Form 10-K405
period 2001-01-31
LANVISION SYSTEMS INC
filed 2001-04-26
CIK 1008586

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2001

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

                                 5481 Creek Road
                           Cincinnati, Ohio 45242-4001
               (Address of principal executive offices) (Zip Code)


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

                                   ----------

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by The Nasdaq Stock Market for the Registrant's Common Stock on April 23, 2001, was
$3,623,189.00.

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of April 23, 2001:

8,879,241.
                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended January 31, 2001, are incorporated by reference into Part II of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Annual Report is not deemed to be filed as a part hereof.

Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2001, are incorporated by reference into
Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as a part hereof.

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

                                   ----------

PART I

ITEM 1.  BUSINESS

General

LanVision Systems, Inc. ("LanVision"(TM) or the "Company") is an Application Service Provider ("ASP") and leading supplier of Healthcare Information Access Systems specializing in connectivity solutions that utilize the power of the Internet/Intranet to link hospitals, physicians, patients and payers to a robust Electronic Medical Record. LanVision's products are complementary to existing clinical and financial systems, and use document imaging and workflow tools to ensure end-users can electronically access all the various forms of healthcare information including clinician's handwritten notes, lab reports, photographs, insurance cards, etc. LanVision's solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access information from virtually any location, including the physician's desktop using, Web browser-based technology. Web access to the entire medical record improves physician productivity and reduces administrative costs such as filing, storage, retrieval and upkeep of medical records and clinical costs, such as redundant diagnostic testing. The system enables healthcare providers to access, on a real-time basis, all the various forms of clinical and financial patient information from a single permanent healthcare information repository.

LanVision's solutions integrate a proprietary document imaging platform, application suites, and image and Web-enabling tools, that allow for the seamless merger of "back office" functionality with existing Clinical Information Systems at the desktop. LanVision offers a robust document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is optimized for the healthcare industry. In addition to providing the clinician access to information not previously available at the desktop, LanVision's applications fulfill administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, LanVision has integrated its products with selected systems from Siemens Medical Solutions Health Services Corporation, formerly known as Shared Medical Systems Corporation, and Cerner Corporation. By offering electronic access to all the components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Computer Based Patient Record. LanVision's systems deliver on-line enterprisewide access to fully-updated patient information which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm.

Historically, LanVision has derived its revenues from systems sales involving the licensing, either directly or through remarketing partners, of its Electronic Medical Record solution to Integrated Healthcare Delivery Networks ("IDN"). In a typical transaction, LanVision, or its remarketing partners, enter into a perpetual, term license or fee-for-service agreement for LanVision's Electronic Medical Record software suite and may license or sell other third-party software and hardware components to the IDN. Additionally, LanVision, or its remarketing partners, provides professional services, including implementation, training and product support.

With respect to systems sales, LanVision earns its highest margins on proprietary LanVision software or ASP services and the lowest margins on third-party hardware. Systems sales to customers may include different configurations of software and hardware, resulting in varying margins among contracts. The margins on professional services revenues are expected to fluctuate based upon the negotiated terms of the agreement with each customer and LanVision's ability to fully utilize its professional services, maintenance and support services staff.

Beginning in 1998, LanVision began offering customers the ability to obtain its Electronic Medical Record solution on a service bureau basis as an Application Service Provider. LanVision's ASP Division, formerly known as the Virtual Healthware Services Division, established a centralized data center and installed LanVision's Electronic Medical Record suite, called ASPeNSM (Application Service Provider eHealth Network) within the data center. Under this arrangement, customers electronically capture information and transmit the data to the centralized data center. The ASP Division stores and manages the data using LanVision's Electronic Medical Record suite of applications, and customers can view, print or fax the information from anywhere using the LanVision Web-based applications. The ASP Division charges and recognizes revenue for these services on a per transaction or subscription basis as information is captured, stored, and retrieved.

In February 2000, LanVision sold its centralized data center for $2.9 million. Simultaneously therewith, LanVision entered into a one-year service agreement with the buyer. Under the terms of this service agreement, which can be renewed annually at the sole option of the Company in exchange for processing fees, LanVision will continue to use the data center to provide ASP services to LanVision's current and future customers.

Although LanVision sold the data center assets, it continues to market its ASP solutions, which include agreements with eSmartHealth, Inc., now known as Smart Health Services and Provider HealthNet Services, Inc., which agreements are discussed below. LanVision continues to provide its ASP solutions through the data center and intends to utilize other data center service providers.

In August 2000, LanVision entered into an agreement with Smart Health Services ("Smart"), which allows Smart to utilize LanVision's MicroVision(TM) Electronic Medical Record ("EMR") product combined with Web-based Smart software to provide affordable, Web-based EMR document management and viewing services to hospitals and clinics via the Internet. Smart Health Services, in conjunction with its affiliate Alpharetta, Georgia based Smart Professional Photocopy Corporation d/b/a Smart Corporation, will distribute their services through Smart Corporation's extensive sales distribution network which currently consists of over 1,000 hospitals and 4,600 clinic customers throughout 46 states. LanVision will be compensated for use of its software based upon the number of EMR images Smart scans and stores using the MicroVision ASP application.

In November 2000, LanVision entered into an agreement with Provider HealthNet Services, Inc. ("PHNS") which allows PHNS to offer LanVision's MicroVision EMR product to provide EMR document management and viewing services to PHNS' customer base. PHNS is a healthcare industry information technology and business outsourcing company, which provides information technology and professional management of information systems, medical records and related business processes to hospitals and other healthcare providers on a shared basis to improve healthcare services and reduce costs. The relationship with LanVision will allow PHNS to more effectively use information technology and the LanVision document imaging and management solution for medical records and other business processes to improve healthcare services and reduce costs for its customers. The LanVision ASP services allow PHNS to offer a state-of-the-art, ASP-based EMR solution, which contributes to increased process efficiency for medical records functions. PHNS currently provides medical record, transcription and/or coding management outsourcing services to sixteen hospitals, many of which, LanVision was advised by PHNS, are considering an EMR solution. The LanVision services to be provided by PHNS will be delivered on an ASP basis through a centralized data center staffed by seasoned information technology professionals with healthcare experience. LanVision will be compensated by PHNS for use of its software based upon the number of encounters, or patient visits, to each hospital using the LanVision EMR solution. PHNS is a privately held, Dallas based company which currently has over 420 experienced healthcare information technology and business process employees that provide outsourcing services to 16 hospitals in nine states

To date, LanVision has recorded no revenues from Smart or PHNS and cannot currently predict, with any certainty, when revenues will be generated from these two new partners. However, it is probable that revenues could commence late in fiscal year 2001.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. Since inception, LanVision has experienced extended sales cycles, which has adversely affected revenues. It is common for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter-to-quarter operating results. These agreements cover the entire implementation of the system and specify the implementation schedule, which typically takes place in one or more phases. The agreements generally provide for the licensing of LanVision's proprietary software and third-party software with a perpetual or term license fee that is adjusted depending on the number of concurrent users or workstations using the software. Third-party hardware is sold outright, with a one-time fee charged for installation and training. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with LanVision's ASP services, the agreements generally provide for utilizing its software and third-party software on a fee per transaction or subscription basis.

Generally, revenue from systems sales is recognized when an agreement is signed and products are shipped. Revenue recognition related to routine installation, integration and project management is deferred until the work is performed. If an agreement requires LanVision to perform services and modifications that are deemed significant to system acceptance, revenue is recorded either on the percentage-of-completion method or revenue related to the delivered hardware and software components is deferred until such obligations are deemed insignificant, depending on the contractual terms. Revenues from consulting, training and services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of the revenue are classified as deferred revenues. Revenue recognized prior to progress billings to customers is recorded as unbilled receivables.

The ASP Division was designed to overcome obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for Healthcare Information Systems personnel to implement new systems. Customers pay for such services on a per transaction or subscription basis, and the centralized data center applications are operated and maintained by LanVision personnel and/or its agents. In 1999, the ASP Division signed a four-year contract with The Health Alliance of Greater Cincinnati, a group of five hospitals in the Greater Cincinnati Area, to provide outsourced data center operations of its LanVision Electronic Medical Record System. LanVision believes that more IDN's will begin to look for this type of ASP application. Additionally, LanVision believes its business model is especially well suited for the ambulatory marketplace. LanVision is actively pursuing remarketing agreements with Healthcare Information Systems providers to distribute LanVision's ASP solution.

In 1998, LanVision entered into a five year Remarketing Agreement with Siemens Medical Solutions Health Services Corporation ("SMS"), formerly Shared Medical Systems Corporation. Under the terms of the Agreement, SMS was granted an exclusive worldwide license to distribute ChartVision(R), On-Line Chart Completion(TM), WebView(TM) and Enterprisewide Correspondence(TM) to the SMS customer base and prospect base, as defined in the Agreement, and a non-exclusive license to distribute all other LanVision products. If SMS distributes any other Electronic Medical Record product competing with LanVision's products, LanVision may terminate the SMS Remarketing Agreement

Under the terms of the Agreement, SMS remits royalties to LanVision based upon SMS sublicensing LanVision's software to SMS's customers. Twenty-five percent of the royalty is due 30 days following the end of the quarter in which SMS executes the end-user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty statement. The remaining 75% of the royalty is due 30 days following the end of the quarter in which SMS commences software implementation activities. LanVision records this revenue when the 75% payment due from SMS is fixed and determinable, which is when software implementation activities commence. Through January 31, 2001, SMS has sold 14 systems to end-users, which represent approximately $4,319,000 in systems sales royalties to LanVision.


Healthcare Industry Background

Healthcare expenditures continue to grow at a significant rate and are projected to total $2.2 trillion and reach 16.2% of the U.S. Gross Domestic Product by 2008. In response to this growth, the healthcare industry is undergoing significant change as competition and cost-containment measures imposed by governmental and private payers have created significant pressures on healthcare providers to control healthcare costs while providing quality patient care. At the same time, the healthcare delivery system is experiencing a shift from a highly fragmented group of non-allied healthcare providers to integrated healthcare networks which combine all of the services, products and equipment necessary to address the needs of healthcare customers. As a result, healthcare providers are seeking to cut costs, increase productivity and enhance the quality of patient care through improved access to information throughout the entire hospital or integrated healthcare network.

Today, the majority of the patient records are paper-based. The inefficiencies of paper-based records increases the cost of patient care. Physicians often cannot gain access to medical records at the time of patient visits, and multiple users cannot simultaneously access the record when only a single copy of the paper-based patient record is available. Based upon LanVision's experience in installing its systems, a typical 500 bed hospital can produce 15,000 to 20,000 pages of new patient information each day even with computerized admission, billing, laboratory and radiology systems, and individual physician document retrieval requests can be as high as 100 documents per physician per day. The volume of medical images in the patient record is expanding as well. In addition to classic images such as x-rays and CAT scans, new image forms such as digitized slides, videos and photographs proliferate. Thus, the ability to store and retrieve images of voluminous paper records and medical images on a timely basis is a critical feature of a complete Computerized Patient Record ("CPR").

In order to simultaneously reduce costs and enhance the level of patient care, hospitals and other healthcare providers are requiring comprehensive, cost-effective information systems that deliver rapid access to fully updated and complete patient information. Traditional Healthcare Information Systems are inadequate because: (i) they do not capture large amounts of the patient records which are paper-based and stored in various sites throughout the enterprise; (ii) computerized patient data is generated using a variety of disparate systems which cannot share information; and (iii) multimedia medical information such as x-rays, CAT scans, MRI's, video and audio information are frequently inaccessible at the point of patient care. Accordingly, hospitals and other healthcare providers have begun to increase their information systems expenditures. In the eleventh Annual Healthcare Information and Management Systems Society ("HIMSS") Leadership Survey, healthcare business issues were driving Information Technology priorities with over half of the respondents indicating that cost pressures would continue to be a driving force in improving operational efficiencies. Included in the top ten Information Technology priorities was the implementation of Computerized Patient Records. Respondents believe that implementing eHealth and HIPAA (Health Insurance Portability and Accountability Act of 1996) strategies (See Regulations Relating to Confidentiality below.) will consume most of the Information Technology budget, because use of interactivity/eHealth solutions has become a competitive weapon. Providers, payers and suppliers know that the consequences of ignoring an eHealth Strategy will result in the loss of market share.

LanVision believes that the new HIPAA regulations will be a tremendous impetus for IDN's to begin seriously looking at LanVision products and services as a means of ensuring compliance with the new Federal regulations. The Medical Records Institute recently released its annual survey of Electronic Health Records Trends and Usage. One of the more interesting findings indicated that forty-one percent of the 299 respondents indicated that they were considering implementing an electronic patient record via an Application Service Provider (such as LanVision) over the next two years. In addition, many of the respondents indicated that they were looking toward the ASP to provide connectivity to departmental systems, payers and health plans.

Document imaging and workflow technologies are essential elements of a CPR because they allow for the storage of unstructured data (i.e., patient record elements other than data or text, such as photographs, images of a document, video, x-ray images) and they enable digitized x-rays, CAT scans, MRI's, video and audio information to be accessed and delivered to the caregiver at the point of patient care. LanVision believes the demand for its Healthcare Information Access Systems, which can supply imaging capabilities to the CPR, will increase in future years.

Also, the HIMSS Leadership Survey indicated that 69% of the survey respondents were interested in outsourcing Information Technology functions in ASP services. Additionally, the Information Technology individuals responding to the HIMSS Leadership Survey indicated that security related to patient records to meet HIPAA regulations was the second most important Information Technology priority within their institutions. The number one priority was to deploy Internet technology to support eHealth by moving healthcare transactions to the Web and enhancing Web-based disease management within the community.

In addition to mandated HIPAA Federal regulations, the healthcare industry is being strongly encouraged by many professional medical organizations to make greater use of information technology. A recent report by the Institute of Medicine ("IOM") of the National Academies, entitled "To Err is Human: Building a Better Health System," envisioned a revamped system that, among other things, makes greater use of information technology to enable providers and institutions to move away from paper-based medical record systems to take advantage of new information technology. The American Medical Association, American Academy of Family Physicians, American College of Physicians, American Society of Internal Medicine, and the American College of Surgeons, issued a joint statement supporting the IOM recommendations.


Regulations Relating to Confidentiality

Federal and state laws regulate the confidentiality of patient records and the circumstances under which such records may be released. These regulations govern both the disclosure and use of confidential patient medical record information. Regulations governing electronic health data transmissions are evolving rapidly and are often unclear and difficult to apply. On August 22, 1996, the President signed the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). This legislation required the Secretary of Health and Human Services (the "Secretary") to adopt national standards for certain types of electronic health information transactions and the data elements used in such transactions and to adopt regulations to ensure the integrity and confidentiality of health information. The Secretary issued some final regulations, which were to go into effect in April, 2001, but have been delayed. Compliance with the new regulations will be required within 24 to 36 months after the effective date. However, additional HIPAA regulations, and interpretations, are expected to be released in the future. LanVision believes that the regulations issued to date would not have a material adverse affect on its business. LanVision cannot predict the potential impact of the regulations that have not yet been released or any other regulations that might be adopted. Congress may adopt legislation that may change, override, conflict with or preempt the currently issued regulations. Additionally, legislation governing the dissemination of medical record information is also frequently proposed and debated at the state level. These laws or regulations, when adopted, could restrict the ability of customers to obtain, use or disseminate patient information.

LanVision believes that the features and architecture of LanVision's products are such that it should be able to make the necessary modifications to its products, if required, to ensure compliance with HIPAA, and other legislation or regulations. However, if the regulations are unduly restrictive, this could cause delays in the delivery of new versions of products and adversely effect the licensing of LanVision's products. Overall, LanVision believes the HIPAA regulations will stimulate healthcare organizations to purchase computer-based patient medical record systems that automate the collection and use of medical record information, while maintaining appropriate security over the information. However, there can be no assurance that an increase in the purchase of new systems will occur.


Rapid Technological Change and Evolving Market

The market for LanVision's products and services is characterized by rapidly changing technologies, regulatory requirements, evolving industry standards and new product introductions and enhancements that may render existing products obsolete or less competitive. As a result, LanVision's position in the healthcare information technology market could change rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. LanVision's future success will depend in part upon LanVision's ability to enhance its existing products and services and to develop and introduce new products and services to meet changing requirements.


The LanVision Solution

LanVision's Healthcare Information Access Systems provide solutions for the patient information access needs of hospitals and integrated healthcare delivery networks. LanVision's systems enable medical and administrative personnel to rapidly and efficiently capture, store, manage, route, retrieve and process vast amounts of clinical and financial patient information.

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

In 1998, LanVision successfully launched its ASP Division, formerly known as Virtual

Healthware Services, that utilizes LanVision's Web browser-based technology to deliver patient information via a secure Internet/Intranet from a remote central data center to anyone with access to the healthcare network on a real-time basis. (See Application Service Provider Service Bureau Operations below.)


The LanVision Strategy

LanVision's objective is to continue to be a leading provider of Healthcare Information Access Systems. Important elements of LanVision's business strategy include:


Expand Distribution Channels

LanVision estimates the market for LanVision's products and services could be in excess of $1 billion, and the market is less than 10% penetrated. A recent healthcare industry report stated that in order to comply with the HIPAA healthcare information electronic transmission regulations, healthcare systems will need to adjust existing systems or purchase new Information Technology systems, hire and retrain staff, and make significant changes to the current processes associated with maintaining patient privacy, the cost of which is estimated to be somewhere between three to four times the amount of expenditures required for Year 2000 remediation, or an amount in excess of $25 billion. LanVision strongly believes its highly evolved, secure and technologically advanced Web browser-based ASP solutions will position the Company to take advantage of, what it continues to believe will be, significantly increasing market opportunities for LanVision and its distribution partners in the future.

In 1998, LanVision took a major step forward in improving and expanding its sales distribution when it entered into a five year Remarketing Agreement with Siemens Medical Solutions Health Services Corporation, one of the leading providers of information technology to the healthcare industry. SMS serves more than 3,500 healthcare organizations throughout North America and Europe, and will sell LanVision's Electronic Medical Records imaging/management and workflow products as an integrated component of the SMS(R) NOVIUS(R) product line.

In August and November 2000, LanVision entered into two additional agreements with Smart Health Services and Provider HealthNet Services, Inc. as discussed above.

It is LanVision's intention to develop additional remarketing alliances with other Healthcare Information Systems vendors and to explore other means of expanding LanVision's distribution channels.


Application Service Provider Service Bureau Operations

LanVision established an Application Service Provider Division, which utilizes LanVision's Web browser-based applications across an Internet/Intranet, to deliver high quality, transaction-based document imaging/management services to healthcare providers from a centrally located data center. The division enables its healthcare customers to achieve enhanced patient care, improved security and accessibility to patient records at significant cost savings with minimal up-front capital investment, maintenance and support costs. Customers realize benefits more quickly, with less economic risk. Customers are charged on a per transaction or subscription basis, which is an attractive alternative to purchasing an in-house system. This service is made possible through the advancement of Web browser-based technology, state-of-the-art communication technology and advanced software design.

As previously noted, LanVision sold its data center. However, under a fee for service agreement, LanVision will continue to use the data center for its current and future clients.

LanVision intends to aggressively market its ASP solutions, and future product development efforts will be designed to accommodate the Application Service Provider business model.


Maintain Technological Leadership Through the Development of New Software Applications and Increased Functionality of Existing Applications

LanVision intends to continue its product development efforts and increase the functionality of existing applications along with the development of new applications using document imaging and workflow technologies. In particular, LanVision intends to increase the functionality of its Web browser-based applications.

LanVision has continually added new features and functionality to its Electronic Medical Record suite of products, including new security modules, multi-entity support, non-patient folders, etc.

Currently, LanVision is developing accessANYwareSM a new product that will be Web browser-based and its Graphical User Interface will include the best features of LanVision's entire product portfolio, including AccountVision(TM). AccessANYware will utilize a common database for medical records and patient accounting, thereby improving system administration and eliminating redundant data entry.

Currently, LanVision is also developing codingANYwareSM a new product that will provide workflow automation of the coding and abstracting process by allowing hospital personnel to electronically access documents to be coded and abstracted from remote locations, including the employee's home. CodingANYware may also be integrated with third-party encoding or abstracting software, avoiding redundant data entry.

LanVision believes only the most robust, flexible, dependable products will survive in the healthcare market, and LanVision has attempted to establish itself as the leader in document imaging/management and workflow applications through strong product development.

Image-Enable Clinical Data Repositories and Other Applications Software

Today, healthcare information is often stored on numerous dissimilar host-based and departmental systems that are spread throughout an enterprise and are not integrated. Additionally, these current systems do not address the data stored on paper or the increasing volume of medical images such as x-rays, CAT scans, digitized slides, exploratory scopes, photographs, audio, etc. LanVision believes the efficiencies and productivity of hospitals and integrated healthcare delivery networks can be greatly enhanced by seamlessly integrating their historical information systems with document imaging and workflow applications. Physicians, clinicians and other healthcare users then have access to the complete patient record, including the structured data, such as a lab result, and the related unstructured data, such as an x-ray or a doctor's hand written notes. LanVision has image-enabled many popular Clinical Data Repositories, such as those offered by Oacis Healthcare Holdings Corp., IDX Systems Corporation, and Cerner Corporation. LanVision is marketing image-enabling technology through its OmniVision(TM) and WebView products. LanVision intends to continue to aggressively market its unique image-enabling solutions to end-users and other third-party software application providers. OmniVision is in production in several large-scale, enterprisewide applications including approximately 3,500 workstations at Memorial Sloan-Kettering Cancer Center. (See "OmniVision-Image-Enabling Tool" described below.)

Systems and Services

LanVision's systems employ an open architecture that supports a variety of operating systems, including Microsoft Windows, Windows 95, Windows NT and UNIX. LanVision's systems can be configured with various hardware platforms, including INTEL-compatible personal computers, IBM RS/6000 and Hewlett-Packard 9000. LanVision's systems include a graphical user interface designed specifically by LanVision for physicians and other medical and administrative personnel in hospitals and integrated healthcare networks. LanVision's systems operate on multiple imaging platforms, including SMS, FileNet and Kofax. LanVision's Healthcare Information Access Systems incorporate advanced features, including workflow and security features that allow customers to restrict direct access to confidential patient information, secure patient data from unauthorized indirect access and have audit trail features.

A brief description of LanVision's products follows.

LanVision products and services are built using advanced document imaging/management and workflow automation technology to create robust Electronic Medical Record applications. Document imaging technology makes paper-based information, as well as medical images, sound and video information as readily available and easy to process as traditional electronic data. Workflow automation offers intelligent electronic routing of documents, sophisticated management tools and reporting to increase efficiency and to support business process re-engineering efforts.

LanVision's products and services were designed to be complementary with existing third-party

Healthcare Information Systems (HIS) applications and ASP-based services, providing value-added functionality to these third-party applications, including the following:

- the ability to gain seamless electronic access to paper-based medical records, business office documents and medical images (unstructured data),
-        workflow-based automated chart deficiency analysis and completion,
-        workflow-based automated Release of Information(TM)and billing,
- workflow-based remote coding and seamless integration to third-party encoder and abstracter software, and
- archival support for a legal/historical repository of patient information.

LanVision has developed innovative application tool sets to "image and Web-enable" existing HIS clinical and billing applications, thus allowing clients to have a common graphical user interface on a universal workstation. LanVision has also developed its own proprietary document imaging middleware (Foundation Suite) to efficiently provide the object-oriented business processes common to all of its applications, such as scanning/indexing, faxing/printing, data archiving migration, security and auditing. Through its application software, document imaging middleware, and its workflow, image and Web-enabling tools, LanVision allows the seamless merging of its Medical Record and Patient Billing department "back office" functionality with existing clinical information systems at the desktop.

For maximum flexibility, the LanVision family of products and services is made up of four distinct offerings: The ChartVision Application Suite, The Foundation Suite, accessANYware and ASPeN, our ASP-based Electronic Medical Record services.

THE CHARTVISION APPLICATION SUITE......the highly evolved Electronic Medical
Record application

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

This suite provides a choice of viewers, WebView or OmniVision. Both viewers support powerful image-enabling and workflow technology that allow healthcare users to immediately and simultaneously access any patient information, including multimedia and paper-based information, through their existing third-party clinical or billing applications. As a result, any application across the entire enterprise can be image-enabled, including the host Healthcare Information Systems, Patient Billing Systems, Clinical Data Repositories and others. When the Clinical Data Repository is image-enabled, users can access any piece of information on the same workstation and from the same screen display, including the point of patient care. This means users can view traditional electronic data and images simultaneously on the same screen without signing in and out of multiple applications.

The WebView and OmniVision image-enabling tools include a full automation interface using Object Linking and Embedding and Component Object Modeling standards that allow third-party products to easily make calls to them.

WebView - Web-Based, Image-Enabling Tool

The Internet, "thin client" workstations and Web browser-enabled applications have generated enormous excitement in the world of Healthcare Information Systems. Their potential positive impact on the Computerized Patient Record and document imaging is just now being realized. LanVision believes these technologies will combine to create sweeping changes in the way healthcare institutions manage, distribute and view their healthcare information. WebView utilizes the Internet/Intranet to allow remote users to easily access an integrated Computerized Patient Record and document imaging system residing in a complete Electronic Medical Record from virtually anywhere. The more important benefits include:

-        significantly lower maintenance and staff costs,
-        lower data center investment and operating costs,
- the ability to seamlessly image-enable existing clinical, billing or other third-party information systems, and
-        a higher degree of desktop integration.

WebView uses a familiar Internet browser "look and feel" and combines the platform-independent technologies, open standards and "network-centric" architecture of the Internet/Intranet with LanVision's robust application suites. As an intuitive, flexible, cost-effective, and scaleable product, WebView provides organizations with a "technology bridge" connecting LanVision's application suites with innovative Internet/Intranet technologies.

OmniVision - Image-Enabling Tool

OmniVision is LanVision's "thick client" viewer. Like WebView, it is in production in several large-scale, enterprise-wide implementations, including over 3,500 workstations at Memorial Sloan-Kettering Cancer Center.

In addition to the OmniVision and WebView viewers, the ChartVision application suite includes the following add-on modules:

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

         codingANYware
         In the second half of 2001, LanVision will deliver codingANYware, which provides workflow automation of the coding and abstracting process by allowing hospital personnel to electronically access documents to be coded and abstracted from remote locations, including the employee's home. codingANYware may also be integrated with third-party encoding or abstracting software, avoiding redundant data entry.

THE FOUNDATION SUITE.....the document imaging/management infrastructure middleware

The Foundation Suite is robust middleware architecture for document imaging/management infrastructure, built for maximum performance in high document volume settings and optimized for the healthcare industry. The features resident in the Foundation Suite were built around patient-oriented objects that result in more efficient code and rapid delivery to market of new applications. The Foundation Suite is designed in a reusable object-oriented environment, utilizing a 32-bit Windows NT-based architecture, that provides the following essential document imaging/management functions: security, auditing, data access, printing/faxing, scheduling, data archiving migration and full problem diagnosis. The Foundation Suite offers the following unique enhanced security and auditing functions that facilitate HIPAA Compliance and are essential to integrated delivery networks in a multi-entity environment:

- multiple levels of security (administrative, user, patient, document, workstation, physical location, and healthcare entity) configurable by user, workstation and location, and
- full audit trails and reporting of every record viewed, printed, faxed, processed or unauthorized login attempts at the patient encounter or document level.

ACCESSANYWARE.....the Web browser-based application

In the second half of 2001, LanVision will deliver the next generation product, accessANYware, which will be a thin Web browser-based client application that will provide users with access to a wide variety of functionality, including: a Chart Deficiency Management System (CDMS), the searching, retrieving and viewing of patient documents, and report generation...all from a single login. In addition to this single login, accessANYware will use a single user interface and integrated database.

From the point of a single login to the system, users with appropriate security will have the ability to search and retrieve information regarding patients and cases (for chart analysis), view, print and fax patient documents, as well as analyze or complete deficient documents. The functions presented to the user will vary with the user's security. For example, if the user is a clinician, they will be presented with an inbox function that displays a list of incomplete charts (awaiting completion) and a list of "linked" patients assigned to them. The clinician will then have the option to complete deficient charts, or retrieve patient information, via searching or by clicking on the "linked" patients within their inbox. This access may occur from any workstation within the facility, the physician's office, or some other remote site. With proper security the user will be able to view, print and fax patient information.

ASPeN.....Application Service Provider eHealth Network

LanVision's ASPeN, ASP-based Electronic Medical Records Services, offers healthcare providers an even more cost-effective solution to manage patient information. Through its use of Internet/Intranet technology, ASPeN helps hospitals and integrated delivery networks overcome the barriers of high capital and start-up costs as well as the technological burdens of implementing a document imaging/management and workflow system. ASPeN delivers Electronic Medical Record services to its healthcare customers on an outsourced basis from a central data center. Hospitals and integrated delivery systems can therefore take advantage of a private Intranet or the World-Wide Web, the lowest cost network infrastructure, for truly enterprise-wide, secure access to healthcare information.

PROFESSIONAL SERVICES

LanVision provides a full complement of professional services to implement its software applications. LanVision believes that high quality consulting and professional implementation services are critical to attracting new customers and maintaining existing customer satisfaction. These services include implementation and training, project management, business process re-engineering and custom software development. The implementation and training services include equipment and software installation, system integration and comprehensive training. The project management services include needs and cost/benefit analysis, hardware and software configuration and business process re-engineering. The custom software development services include interface, workflow and report development.

RESEARCH AND DEVELOPMENT

LanVision continues to focus its research and development efforts to develop new application software and increase the functionality of existing applications. Customer requirements and desires significantly influence LanVision's research and development efforts. In 1996 and 1997, LanVision significantly expanded its development efforts. In late 1997 and early 1998, LanVision completed many of its major development projects. Whereupon, LanVision began to reduce the use of outside contractors and development staff as projects were completed.

Product research and development expense was $1,674,383, $2,166,441 and $3,740,215 in 2000, 1999 and 1998, respectively. LanVision capitalized $420,000, $300,000 and $396,000 in 2000, 1999 and 1998, respectively.

Existing Customers

LanVision's customers include healthcare providers located throughout the United States. LanVision has implemented or is in the process of implementing one or more of its systems in the following institutions:

                  Albert Einstein Healthcare Network, Philadelphia, PA
                  Beth Israel Medical Center, New York, NY; including Phillips Ambulatory Care Center, New York, NY
                  Children's Medical Center of Dallas, Dallas, TX
                  Christiana Care Health Services, New Castle, DE
                  Cox Health Systems, Springfield, MO
                  Highland Park Hospital, Highland Park, IL
                  Holzer Medical Center, Gallipolis, OH
                  Medical College of Georgia, Augusta, GA
                  Medical University of South Carolina, Columbia, SC
                  Memorial Sloan-Kettering Cancer Center, New York, NY OhioHealth Corporation: Grant/Riverside Methodist Hospitals, Columbus, OH
                  ProMedica Health Systems, Toledo, OH
                  Stanford Hospital and Clinics, Palo Alto, CA
                  Texas Health Resources, Inc.: Harris Methodist Hospital, Fort Worth, TX
                  University of Pittsburgh Medical Center, Pittsburgh, PA Application Service Provider Division Customer:
                  The Health Alliance of Greater Cincinnati, Cincinnati, OH

In addition to the institutions listed above, SMS has sold the LanVision Electronic Medical Record suite of products to fourteen healthcare organizations as of January 31, 2001.

Excluding our remarketing partners, in fiscal year 2000, Memorial Sloan-Kettering Cancer Center, The Health Alliance of Greater Cincinnati, and Medical College of Georgia, accounted for 11%, 10% and 8%, respectively of LanVision's total revenues. In fiscal year 1999, Beth Israel Medical Center, Stanford Hospital and Clinics, and Memorial Sloan-Kettering Cancer Center, accounted for 10%, 9% and 9%, respectively of LanVision's total revenues. In fiscal year 1998, Beth Israel Medical Center, Medical University of South Carolina, and Memorial Sloan-Kettering Cancer Center, accounted for 10%, 9%, and 8%, respectively of LanVision's total revenues. The small number of customers and the extended sales cycle have contributed to variability in quarterly and annual operating results. LanVision expects that as its customer base continues to increase, and sales through the SMS Remarketing Agreement and the Smart Health Services and Provider HealthNet Agreements increase, the actions of any one customer will have less of an effect on its quarterly and annual operating results.

Signed Agreements - Backlog

LanVision enters into master agreements with its customers to specify the scope of the system to be installed and/or services to be provided by LanVision, the agreed upon aggregate price and the timetable for implementation. The master agreement typically provides that LanVision will deliver the system in phases pursuant to the customer's purchase orders, thereby allowing the customer flexibility in the timing of its receipt of systems and to make adjustments that may arise based upon changes in technology or changes in customer needs. The master agreement also allows the customer to request additional components as the installation progresses, which additions are then separately negotiated as to price and terms. Historically, customers have ultimately purchased systems and services in addition to those originally contemplated by the master agreement, although there can be no assurance that this trend will continue in the future.

At January 31, 2001, LanVision has master agreements or purchase orders for systems and related services (excluding support and maintenance, and transaction-based revenues for the ASP Division) which have not been delivered, installed and accepted which, if fully performed, would generate future revenues of approximately $4,255,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, the ASP Division has entered into a service bureau agreement, which is expected to generate revenues in excess of $2,000,000 over the remaining three-year life of the contract.

LanVision's master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly or annual basis. Maintenance and support revenues for fiscal years 2000, 1999 and 1998 were approximately $3,678,000, $3,264,000, and $2,755,000, respectively. Maintenance and support revenues are expected to increase in 2001.

The commencement of revenue recognition varies depending on the size and complexity of the system, the implementation schedule requested by the customer and usage by customers of the ASP Division. Therefore, LanVision is unable to accurately predict the revenue it expects to achieve in any particular period. LanVision's master agreements generally provide that the customer may terminate its agreement upon a material breach by LanVision, or may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of LanVision to procure additional agreements, could have a material adverse effect on LanVision's business, financial condition and results of operations.

Royalties

LanVision incorporates software licensed from various vendors into its proprietary software. In addition, third-party, stand-alone software is required to operate LanVision's proprietary software. LanVision licenses these software products, and pays the required royalties and/or license fees when such software is delivered to LanVision's customers.

Competition

Several companies historically have dominated the Healthcare Information Access Systems market. The industry is currently undergoing consolidation and realignment as companies position themselves to compete more effectively. Strategic alliances between vendors of Healthcare Information Access Systems and vendors of other healthcare systems are increasing. Barriers to entry to this market include technological and application sophistication, the ability to offer a proven product, a well-established customer base and distribution channels, brand recognition, the ability to operate on a variety of operating systems and hardware platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities. LanVision believes that these barriers taken together represent a moderate to high level barrier to entry. Foreign competition has not been a significant factor in the market, to date.

LanVision's competitors include Healthcare Information Access Systems vendors that are larger and more established and have substantially more resources than LanVision. In addition, information and document management companies serving other industries may enter the market. Suppliers and companies with whom LanVision may establish strategic alliances may also compete with LanVision. Such companies and vendors may either individually, or by forming alliances excluding LanVision, place bids for large agreements in competition with LanVision. A decision on the part of any of these competitors to focus additional resources in the image-enabling and other markets addressed by LanVision could have a material adverse effect on LanVision.

LanVision believes that the principal competitive factors in its market are customer recommendations and references, company reputation, system reliability, system features (including ease of use), technological advancements, customer service and support, the effectiveness of marketing and sales efforts, price and the size and perceived financial stability of the vendor. In addition, LanVision believes that the speed with which companies in its market can anticipate the evolving healthcare industry structure and identify unmet needs are important competitive factors. There can be no assurance that LanVision will be able to compete successfully in the future against existing or potential competitors.

LanVision believes that its principal competitors are: American Management Systems, Incorporated; IMNET Systems, Inc. (a subsidiary of McKesson HBOC, Inc.); MedPlus, Inc. and Intelus Corporation (a subsidiary of Eclipsys Corporation).


Employees

As of March 31, 2001, LanVision had 54 full-time employees. In addition, LanVision utilizes independent contractors to supplement its staff, as needed. None of LanVision's employees are represented by a labor union or subject to a collective bargaining agreement. LanVision has never experienced a work stoppage and believes that its employee relations are good.


Liquidity and Capital Resources

During the last five fiscal years, LanVision has funded its operations, working capital needs and capital expenditures primarily from a combination of cash generated by operations, an initial public offering and borrowings, including, a $6,000,000 loan in 1998.

LanVision's customers typically have been well-established hospitals or medical facilities with good credit histories, and payments have been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments.

LanVision has no significant obligations for capital resources, other than noncancelable operating leases in the total amount of approximately $277,000, payable over the next two years.

Over the last several years, LanVision's revenues were less than its internal plans. However, during the same period, LanVision has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses. This resulted in significant net cash outlays over the last five years. Although LanVision has reduced staffing levels and related expenses, and improved operating performance, LanVision's expenses may continue to approximate its revenues. Accordingly, to continue to achieve profitability, and positive cash flow, it is necessary for LanVision to increase revenues or continue to reduce expenses. LanVision believes that the requirement for healthcare organizations to become HIPAA compliant should offer a significant opportunity to increase revenues. Additionally, the SMS Remarketing Agreement has significantly expanded the sales distribution capabilities, and LanVision believes that market opportunities are such that it should be able to increase its revenues. However, there can be no assurance LanVision will be able to increase its revenues.

In February 2000, LanVision sold its Data Center for approximately $2,900,000. LanVision received $2,000,000 and the remaining $900,000 was received in twelve monthly installments commencing March 1, 2000. The sale resulted in a gain of approximately $1,400,000.

At January 31, 2001, LanVision had cash and cash equivalents of $8,549,732. Cash equivalents consist primarily of overnight bank repurchase agreements and short-term commercial paper. Under the terms of its loan agreement, as amended, LanVision has agreed to maintain a minimum cash and cash equivalents balance of $5,300,000. During fiscal 2001, $1,000,000 of long-term debt is required to be repaid.

LanVision has significantly reduced operating expenses during the last two fiscal years, and believes it will continue to improve operating results in fiscal 2001. However, based upon current expenditure levels and in the absence of increased revenues, LanVision could continue to operate at a loss. Accordingly, for the foreseeable future, LanVision will need to continually assess its revenue prospects compared to its current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to further reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require lender approval. However, there can be no assurance LanVision will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse affect on future operating performance.

To date, inflation has not had a material impact on LanVision's revenues or expenses.


ITEM 2. PROPERTIES

LanVision's principal offices are located at 5481 Creek Road, Cincinnati, Ohio 45242-4001. The offices consist of approximately 15,000 square feet of space under a lease that expires in January 2003. The rental expense for these facilities approximates $123,000 annually.

LanVision also leased office space for a portion of its software engineering and research and development operations at 5970 Fairview Road, Suite 650, Charlotte, North Carolina 28210-3167. The offices consist of approximately 3,800 square feet of space under a lease that expires in May 2002. LanVision no longer uses these facilities and has subleased these facilities through May 2002 for an amount of rent, which covers the total lease payment liability of LanVision.

LanVision believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of LanVision's operations.


ITEM 3. LEGAL PROCEEDINGS

LanVision may be subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims can not be predicted with certainty at this time, LanVision is not aware of any legal matters that will have a material adverse effect on LanVision's consolidated results of operations or consolidated financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by the Executive Officers of the Company on April 14, 2001 are:

                                                                                                   Elected to
             Name                Age                        Position(1)                        Present Position(2)
             ----                ---                        -----------                        -------------------

J. Brian Patsy                    50    Chairman of the Board, President,
                                        Chief Executive Officer, and Director                         1989
Eric S. Lombardo                  48    Executive Vice President, Corporate Secretary, and
                                        Director                                                      1989
Paul W. Bridge, Jr.               57    Chief Financial Officer, Treasurer and Controller
                                                                                                      2001

(1) All current officers of the Company hold office until their successors are elected and qualified or until any removal or resignation. Officers of the Company are elected by the Board of Directors and serve at the discretion of the Board. For purposes of the descriptions of the background of LanVision's Executive Officers, the term "Company" refers to both LanVision Systems, Inc. and its predecessor LanVision, Inc."

(2)    Represents date of election to Registrant or its predecessor.

J. Brian Patsy is a co-founder of the Company and has served as the President, and a Director since LanVision's inception in October 1989. Mr. Patsy was appointed Chairman of the Board and Chief Executive Officer in March, 1996. Mr. Patsy has over 27 years of experience in the information technology industry.

Eric S. Lombardo is a co-founder of the Company and has served as a Director since LanVision's inception and as Executive Vice President of the Company since May 1990. Mr. Lombardo has over 25 years of experience in the information technology industry.

Paul W. Bridge, Jr. joined the Company in May 1996, as Controller. In January 2001, he assumed the additional responsibility of Chief Financial Officer. From 1993 until he joined LanVision, Mr. Bridge served as Controller of Cincom Systems, Inc., an international software development and marketing company. Mr. Bridge is a Certified Public Accountant (inactive).

There are no family relationships between any Director or Executive Officer and any other Director or Executive Officer of the Registrant.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock trades on The Nasdaq SmallCap Market under the symbol LANV. The table below sets forth the high and low sales prices for LanVision Systems, Inc. Common Stock for each of the quarters in fiscal years 2000 and 1999, as reported by The Nasdaq Stock Market, Inc. Prior to November 30, 1999, LanVision's Common Stock was listed on the Nasdaq National Market. Starting on November 30, 1999 LanVision's Common Stock was listed on The Nasdaq SmallCap Market.


                                     FISCAL YEAR 2000                                     HIGH       LOW
                                     ----------------                                     ----       ---

      1st Quarter (February 1, 2000 through April 30, 2000)                            $  3.469   $  1.188
      2nd Quarter (May 1, 2000 through July 31, 2000)                                     2.000      0.875
      3rd Quarter (August 1, 2000 through October 31, 2000)                               1.625      0.813
      4th Quarter (November 1, 2000 through January 31, 2001)                             1.344      0.438

                                     FISCAL YEAR 1999                                    HIGH       LOW
                                     ----------------                                    ----       ---

      1st Quarter (February 1, 1999 through April 30, 1999)                            $  5.625   $  1.250
      2nd Quarter (May 1, 1999 through July 31, 1999)                                     2.000      1.000
      3rd Quarter (August 1, 1999 through October 31, 1999)                               1.375      0.500
      4th Quarter (November 1, 1999 through January 31, 2000)                             6.250      0.438


The market price of the Common Stock could be subject to significant fluctuations based on factors such as announcements of new products or customers by LanVision or its competitors, quarterly fluctuations in LanVision's financial results or other competitors' financial results, changes in analysts' estimates of LanVision's financial performance, general conditions in the healthcare imaging industry as well as conditions in the financial markets. In addition, the stock market in general has experienced extreme price and volume fluctuations which have particularly affected the market price of many high technology companies and which have been often unrelated to the operating performance of a specific company. Many technology companies, including LanVision, have recently experienced fluctuations in the market price of their equity securities. There can be no assurance that the market price of the Common Stock will not decline, or otherwise continue to experience significant fluctuations in the future.

(b) According to the transfer agent records, the Company had 150 stockholders of record as of April 2, 2001. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to determine with complete accuracy the total number of stockholders represented by these record holders. The Company estimates that it has approximately 2,300 stockholders.

(c) The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future due to the restrictive financial covenants in its long-term debt agreement.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended January 31, 2001. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes incorporated herein by reference elsewhere in this Annual Report on Form 10-K report.


                                                                           Fiscal Year(1)
                                            -----------------------------------------------------------------------------
                                                  2000            1999            1998            1997            1996
                                                  ----            ----            ----            ----            ----
  (In thousands, except per share data)
Total revenues                              $     9,576     $    10,471    $     12,010    $      8,676    $     10,310
Total operating expenses                          9,509          13,054          22,470          22,493          16,271
Operating profit (loss)                              67          (2,583)        (10,460)        (13,818)         (5,961)
Net earnings (loss)                                  21          (3,247)        (10,926)        (12,669)         (4,669)
Basic net earnings (loss) per share of
  common stock                                      .00            (.37)          (1.24)          (1.44)           (.56)
Diluted net earnings (loss) per share of
  common stock                                      .00            (.37)          (1.24)          (1.44)           (.56)
Total assets                                     14,358          14,719          17,485          22,200          33,300
Long-term debt,
  including current portion                       6,000           6,000           6,000               -               -
Convertible redeemable
  preferred stock                                     -               -               -               -               -
Total stockholders' equity                        2,655           2,613           5,847          16,816          29,921
Weighted average shares outstanding               8,863           8,827           8,811           8,827           8,284
Cash dividends declared                               -               -               -               -               -

(1) All references to a fiscal year refer to the fiscal year of the Company commencing February 1 of that calendar year and ending on January 31 of the following year.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information regarding Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations as required by Item 303 of Regulation S-K is incorporated herein by reference from pages 8 through 15 of the Company's 2000 Annual Report to Stockholders appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LanVision currently invests its cash balances, in excess of its current needs, in overnight bank deposits and 30 day commercial paper. In prior years, LanVision invested excess funds in US Government Securities. LanVision did not invest for the purposes of trading in securities, however, the portfolio was managed and invested for maximum return on the investments.

Additionally, LanVision does not have any significant market risk exposure at January 31, 2001.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Financial Statements are incorporated herein by reference from pages 16 through 29 of LanVision's 2000 Annual Report to Stockholders. The supplementary quarterly financial information regarding the Company as required by Item 302 of Regulation S-K is incorporated herein by reference from page 29 of LanVision's 2000 Annual Report to Stockholders appearing under the caption "Quarterly Results of Operations (Unaudited)".


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No change in the Company's auditors has taken place within the twenty-four months prior to, or in any period subsequent to, LanVision's January 31, 2001 Financial Statements.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding Directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 30, 2001 from the information appearing under the caption "Election of Directors" and "Stock Ownership by Certain Beneficial Owners and Management." Certain information regarding the Company's Executive Officers is set forth in Part I, Item 4 of this Form 10-K under the caption "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION

The information regarding Executive Compensation required by Item 402 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 30, 2001 from the information appearing under the caption "Executive Compensation", except that the information required by Item 402 (k) and (l) of Regulation S-K which appears within such caption under the subheading "Compensation Committee Report", "Audit Committee Report" and the caption "Stock Performance Graph" and set forth in the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 30, 2001 is specifically not incorporated herein by reference into this Form 10-K or into any other filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding Security Ownership of the Company's Common Stock by certain beneficial owners and management required by Item 403 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 30, 2001 from the information appearing under the caption "Stock Ownership by Certain Beneficial Owners and Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions required by Item 404 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 30, 2001 from the information appearing under the caption "Certain Relationships and Related Transactions."


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Company included in the Company's 2000 Annual Report to Stockholders are incorporated herein by reference from pages 16 through 29 of the Annual Report. Reference is also made to Item 8 of this Form 10-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets at January 31, 2001 and 2000

Consolidated Statements of Operations for the three years ended January 31, 2001

Consolidated Statements of Cash Flows for the three years ended January 31, 2001

Consolidated Statements of Changes in Convertible Redeemable Preferred Stock and Stockholders' Equity for the three years ended January 31, 2001

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

The Report of Independent Auditors on the Financial Statement Schedule of LanVision Systems, Inc. is included in Exhibit 23.1 of this Form 10-K.

EXHIBITS


   Exhibit No.                           Description of Exhibit
   -----------                           ----------------------


       3.1                 Certificate of Incorporation of LanVision Systems, Inc.
       3.2                 Bylaws of LanVision Systems, Inc.
       3.3                 Certificate of the Designations, Powers, Preferences and Rights of the Convertible
                           Preferred Stock (Par Value $.01 Per Share) of LanVision Systems, Inc.
       4.1                 Specimen Common Stock Certificate of LanVision Systems, Inc.
       4.2                 Specimen Preferred Stock Certificate of LanVision Systems, Inc.
       4.3(a)              Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc.
       4.3(b)              First Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and
                           LanVision Systems, Inc.
       4.3(c)              Second Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and
                           LanVision Systems, Inc.
       4.3(d)              Third Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and
                           LanVision Systems, Inc.
       4.3(e)              Fourth Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and
                           LanVision Systems, Inc.
      10.1            #    LanVision Systems, Inc. 1996 Employee Stock Option Plan
      10.2(a)         #    LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan
      10.2(b)         #    First Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors
                           Stock Option Plan
      10.2(c)         #    Second Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan
      10.3            #    LanVision Systems, Inc. 1996 Employee Stock Purchase Plan
      10.4(a)              Robert F. Golden and Jeffrey L. VanVoorhis Option Agreements
      10.4(b)              First Amendment to Robert F. Golden and Jeffrey L. VanVoorhis Option Agreements
      10.4(c)              Second Amendment to Robert F. Golden and Jeffrey L. VanVoorhis Option Agreements
      10.4(d)              Third Amendment to Robert F. Golden and Jeffrey L. VanVoorhis Option Agreements
      10.5            #    George E. Castrucci Option Agreement
      10.6(a)         #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and J. Brian Patsy
                           effective January 1, 1996
      10.6(b)         #    First Amendment to the Employment Agreement among LanVision Systems, Inc., LanVision, Inc.
                           and J. Brian Patsy effective September 25, 1998
      10.7(a)         #    Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Eric S. Lombardo
                           effective January 1, 1996

      10.7(b)         #    First Amendment to the Employment Agreement among LanVision Systems, Inc., LanVision, Inc.
                           and Eric S. Lombardo effective September 25, 1998
      10.8            #    Employment Offer of LanVision, Inc. to Paul W. Bridge, Jr. effective April 11, 1996
      10.9(a)              Stock Purchase and Shareholder Agreement among LanVision, Inc.,
                           Blue Chip Capital Fund Limited Partnership, J. Brian Patsy and
                           Eric S. Lombardo dated December 1, 1994
      10.9(b)              Amendment No. 1 to Stock Purchase and Shareholder Agreement among Blue Chip Capital Fund
                           Limited Partnership, LanVision, Inc., J. Brian Patsy, Eric S. Lombardo and LanVision
                           Systems, Inc. dated February 8, 1996
      10.10                Consent by Blue Chip Capital Fund Limited Partnership dated
                           February 8, 1996
      10.11                Lease for office space between Creek Road Warehouse Complex, LLC and LanVision, Inc.,
                           dated May 4, 2000
      10.12(a)             Lease for office space between Fairview Plaza Associates Limited Partnership and
                           LanVision, Inc., dated February 26, 1996
      10.12(b)             First amendment to lease between Fairview Plaza Associates Limited Partnership, Lessor and
                           LanVision, Inc., Lessee, dated August 12, 1996
      10.12(c)             Second amendment to lease between Fairview Plaza Associates Limited Partnership and
                           LanVision, Inc., dated May 21, 1997
      10.12(d)             Sublease and Consent between LanVision, Inc. and LifeStyle Technologies, Inc., dated May
                           1, 2000
      10.13                Marketing Agreement between Shared Medical Systems Corporation and LanVision Systems, Inc.
                           and LanVision, Inc. entered into on February 21, 1998
      10.14                Form of Indemnification Agreement for all directors and officers
      11.1                 Statement Regarding Computation of Per Share Earnings
      13.1                 Annual Report to Stockholders
      21.1                 Subsidiaries of the Registrant
      23.1                 Consent of Independent Auditors

#     Management Contracts and Compensatory Arrangements

REPORTS ON FORM 8-K

On January 18, 2001, the Company filed a Form 8-K, reporting under Item 5, the appointment of Richard C. Levy, M.D. to the Board of Directors of the Registrant.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    LANVISION SYSTEMS, INC.

DATE:             April 23, 2001                  By:  /s/ J. BRIAN PATSY
        -------------------------------             ---------------------------
                                                    J. Brian Patsy
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ J. Brian Patsy            Chief Executive Officer       April 23, 2001
------------------------------
J. Brian Patsy                and Director


/s/ Eric S. Lombardo          Director                      April 23, 2001
------------------------------
Eric S. Lombardo


/s/ George E. Castrucci       Director                      April 23, 2001
------------------------------
George E. Castrucci


/s/ Z. David Patterson        Director                      April 23, 2001
------------------------------
Z. David Patterson


/s/ Richard C. Levy           Director                      April 23, 2001
------------------------------
Richard C. Levy, M.D.


/s/ Paul W. Bridge, Jr.       Chief Financial Officer       April 23, 2001
------------------------------and Chief Accounting Officer
Paul W. Bridge, Jr.

Schedule II   Valuation and Qualifying Accounts and Reserves

                                               LanVision Systems, Inc.
                                    For the three years ended January 31, 2001

                                                        Additions
                                               --------------------------
        (in thousands)           Balance at     Charged to    Charged to
                                 Beginning        costs       Other                     Balance at
         Description             of Period     and Expenses    Accounts    Deductions  End of Period
         -----------             -----------   -------------  -----------  -----------  ----------

Year ended January 31, 2001:
  Allowance for doubtful accounts    $385          $ 15          $  -          $  -          $400

  Warranty reserve ..............     250             -             -             -           250

Year ended January 31, 2000:
  Allowance for doubtful accounts     325            60             -             -           385
  Warranty reserve ..............     300            12             -            62           250

Year ended January 31, 1999:
  Allowance for doubtful accounts     265            60             -             -           325
  Warranty reserve ..............     265            35             -             -           300

                                INDEX TO EXHIBITS

EXHIBITS


   Exhibit No.                         Description of Exhibit
   -----------                         ----------------------

       3.1 Certificate of Incorporation of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

       3.2 Bylaws of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

       3.3 Certificate of the Designations, Powers, Preferences and Rights of the Convertible Preferred Stock (Par Value $.01 Per Share) of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

       4.1 Specimen Common Stock Certificate of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

       4.2 Specimen Preferred Stock Certificate of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

       4.3(a) Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant's Form 8-K, dated July 17,1998, as filed with the Commission on July 24, 1998.)

       4.3(b) First Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10(c) of the Registrant's Form 10-Q for the quarter ended October 31, 1998, as filed with the Commission on December 11, 1998.)


       4.3(c) Second Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and LanVision
                           Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit
                           4.3(c) of the Registrant's Form 10-K for the fiscal year ending January 31, 2000 as filed with the Commission on April 20, 2000.)

       4.3(d) Third Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and LanVision
                           Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit
                           10(b) of the Registrant's Form 10-Q for the quarter ended July 31, 2000, as filed with the Commission on September 12, 2000.)

       4.3(e)              Fourth Amendment to the Loan and Security Agreement
                           between The HillStreet Fund L.P. and LanVision
                           Systems, Inc                                                   ***

       10.1        #       LanVision Systems, Inc. 1996 Employee Stock Option
                           Plan. (Previously filed with the Commission, and
                           incorporated herein by reference from, the
                           Registrant's Registration Statement on Form S-1, File
                           Number 333-01494, as filed with the Commission on
                           April 15, 1996.)

       10.2(a)     #       LanVision Systems, Inc. 1996 Non-Employee Directors
                           Stock Option Plan. (Previously filed with the
                           Commission, and incorporated herein by reference
                           from, the Registrant's Registration Statement on Form
                           S-1, File Number 333-01494, as filed with the
                           Commission on April 15, 1996.)

       10.2(b)     #       First Amendment to LanVision Systems, Inc. 1996
                           Non-Employee Directors Stock Option Plan. (Previously
                           filed with the Commission, and incorporated herein by
                           reference from, Exhibit 4.1(b) of, the Registrant's
                           Registration Statement on Form S-8, file number
                           333-20765, as filed with the Commission on January
                           31, 1997.)

       10.2(c)     #       Second Amendment to LanVision Systems, Inc. 1996
                           Non-Employee Directors Stock Option Plan. (Previously
                           filed with the Commission, and incorporated herein by
                           reference from, Amendment No. 1 to the Registrant's
                           Statement on Form S-8, file number 333-20765, as
                           filed with the Commission on March 1, 2001.)

       10.3        #       LanVision Systems, Inc. 1996 Employee Stock
                           Purchase Plan. (Previously filed with the Commission,
                           and incorporated herein by reference from, the
                           Registrant's Registration Statement on Form S-1, File
                           Number 333-01494, as filed with the Commission on
                           April 15, 1996.)


       10.4(a)      #      Robert F. Golden and Jeffrey L. VanVoorhis Option
                           Agreements. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit
                           4.1(a and b) of the Registrant's Form S-8, file number 333-20761, as filed with the Commission on January 31, 1997.)

       10.4(b)     #       First Amendment to Robert F. Golden and Jeffrey L.
                           VanVoorhis Option Agreements. (Previously filed with the Commission, and incorporated herein by reference from, Amendment No. 1 of the Registrant's Form S-8, file number 333-20761, as filed with the Commission on September 14, 1998.)

       10.4(c)     #       Second Amendment to Robert F. Golden and Jeffrey L.
                           VanVoorhis Option Agreements. (Previously filed with the Commission, and incorporated herein by reference from, Amendment No. 2 of the Registrant's Form S-8, file number 333-20761, as filed with the Commission on January 27, 1999.)

       10.4(d)     #       Third Amendment to Robert F. Golden and Jeffrey L.
                           VanVoorhis Option Agreements. (Previously filed with the Commission, and incorporated herein by reference from, Amendment No. 3 of the Registrant's Form S-8, file number 333-20761, as filed with the Commission on January 17, 2001.)

       10.5         #      George E. Castrucci Option Agreement. (Previously
                           filed with the Commission, and incorporated herein by reference from, Exhibit 4.1 of the Registrant's Form
                           S-8, file number 333-20763, as filed with the Commission on January 31, 1997.)

       10.6(a)      #      Employment Agreement among LanVision Systems, Inc.,
                           LanVision, Inc. and J. Brian Patsy effective January
                           1, 1996. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File
                           Number 333-01494, as filed with the Commission on April 15, 1996.)

      10.6(b)       #      First Amendment to the Employment Agreement among
                           LanVision Systems, Inc., LanVision, Inc. and J. Brian
                           Patsy effective September 25, 1998. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10(a) of the Registrant's
                           Form 10-Q for the quarter ended October 31, 1998, as filed with the Commission on December 11, 1998.)

      10.7(a)      #       Employment Agreement among LanVision Systems, Inc.,
                           LanVision, Inc. and Eric S. Lombardo effective
                           January 1, 1996. (Previously filed with the
                           Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form
                           S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)


      10.7(b)      #       First Amendment to the Employment Agreement among
                           LanVision Systems, Inc., LanVision, Inc. and Eric S.
                           Lombardo effective September 25, 1998. (Previously
                           filed with the Commission, and incorporated herein by
                           reference from, Exhibit 10(b) of the Registrant's
                           Form 10-Q for the quarter ended October 31, 1998, as
                           filed with the Commission on December 11, 1998.)

       10.8        #       Employment Offer of LanVision, Inc. to Paul W.
                           Bridge, Jr. effective April 11, 1996                 ***

       10.9(a)             Stock Purchase and Shareholder Agreement among
                           LanVision, Inc., Blue Chip Capital Fund Limited
                           Partnership, J. Brian Patsy and Eric S. Lombardo dated December 1, 1994. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form
                           S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

       10.9(b)             Amendment No. 1 to Stock Purchase and Shareholder
                           Agreement among Blue Chip Capital Fund Limited
                           Partnership, LanVision, Inc., J. Brian Patsy, Eric S.
                           Lombardo and LanVision Systems, Inc. dated February
                           8, 1996. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File
                           Number 333-01494, as filed with the Commission on April 15, 1996.)

       10.10 Consent by Blue Chip Capital Fund Limited Partnership dated February 8, 1996. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form
                           S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

       10.11               Lease for office space between Creek Road Warehouse
                           Complex, LLC and LanVision, Inc., dated May 4, 2000.
                           (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended
                           April 30, 2000, as filed with the Commission on May
                           31, 2000.)

       10.12(a)            Lease for office space between Fairview Plaza
                           Associates Limited Partnership and LanVision, Inc., dated February 26, 1996. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form
                           S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

       10.12(b)            First amendment to lease between Fairview Plaza
                           Associates Limited Partnership, Lessor and LanVision,
                           Inc., Lessee, dated August 12, 1996. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.14(b) of the Registrant's
                           Form 10-K for the fiscal year ending January 31, 1997, as filed with the Commission on April 29, 1997.)



       10.12(c)            Second amendment to lease between Fairview Plaza
                           Associates Limited Partnership and LanVision, Inc., dated May 21, 1997. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended July 31, 1997, as filed with the Commission on September 10, 1997.)

       10.12(d)            Sublease and Consent between LanVision, Inc. and      ***
                           LifeStyle Technologies, Inc., dated May 1, 2000.

       10.13**             Marketing Agreement between Shared Medical Systems
                           Corporation and LanVision Systems, Inc. and
                           LanVision, Inc. entered into on February 21, 1998.
                           (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.15 of the Registrant's Form 10-K for the fiscal year ending January 31, 1999, as filed with the Commission on April 30, 1999.)

       10.14 Form of Indemnification Agreement for all directors and officers. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File
                           Number 333-01494, as filed with the Commission on April 15, 1996.)

       11.1                Statement Regarding Computation of Per Share Earnings ***

       13.1                Annual Report to Stockholders                         ***

       21.1                Subsidiaries of the Registrant                        ***

       23.1                Consent of Independent Auditors                       ***
----------

** The Company has applied for Confidential Treatment of portions of this agreement with the Securities and Exchange Commission
***   Included herein
#     Management Contracts and Compensatory Arrangements.

----------