Form 10-Q
period 2001-04-30
LANVISION SYSTEMS INC
filed 2001-06-05
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001
                                       or

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

         Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of May 31, 2001: 8,879,241.

                                TABLE OF CONTENTS


                                                                                                                           Page

Part I.            FINANCIAL INFORMATION

Item 1.            Condensed Consolidated Financial Statements.......................................................        3

                   Condensed Consolidated Balance Sheets at April 30, 2001 and January 31, 2001......................        3

                   Condensed Consolidated Statements of Operations for the three months ended April 30, 2001 and 2000        5

                   Condensed Consolidated Statements of Cash Flows for the three months ended
                   April 30, 2001 and 2000...........................................................................        6

                   Notes to Condensed Consolidated Financial Statements..............................................        7

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations.............        8

Part II.           OTHER INFORMATION

Item 1.            Legal Proceedings.................................................................................       19

Item 3.            Defaults on Senior Securities.....................................................................       19

Item 4.            Submission of Matters to a Vote of Security Holders...............................................       19

Item 6.            Exhibits and Reports on Form 8-K..................................................................       19

                   Signatures........................................................................................       20


PART I.       FINANCIAL INFORMATION
Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                          (Unaudited)      (Audited)
                                                                            April 30,      January 31,
                                                                              2001            2001
                                                                         ------------    ------------
Current assets:
    Cash and cash equivalents (restricted by long-term debt agreement)   $  8,107,749    $  8,549,732
    Note receivable                                                              --            75,000
    Accounts receivable, net of allowance for doubtful
        accounts of $400,000 and $400,000, respectively                     1,234,809       2,080,154
    Unbilled receivables                                                    1,908,114       1,356,413
    Prepaid expenses related to unrecognized revenue                          173,341         146,428
    Other                                                                     292,424         220,861
                                                                         ------------    ------------
          Total current assets                                             11,716,437      12,428,588

Property and equipment:
    Computer equipment                                                      2,817,345       2,715,246
    Computer software                                                         540,879         501,077
    Office furniture, fixtures and equipment                                1,234,138       1,233,175
    Leasehold improvements                                                    117,795         114,965
                                                                         ------------    ------------
                                                                            4,710,157       4,564,463
    Accumulated depreciation and amortization                              (3,962,911)     (3,857,871)
                                                                         ------------    ------------
                                                                              747,246         706,592
Capitalized software development costs, net of accumulated
  amortization of $1,475,228 and $1,400,228, respectively                   1,039,701         989,701
Other                                                                         215,459         233,235
                                                                         ------------    ------------
                                                                         $ 13,718,843    $ 14,358,116
                                                                         ============    ============






See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

  Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity

                                                                    (Unaudited)       (Audited)
                                                                     April 30,        January 31,
                                                                       2001              2001
                                                                    ------------    ------------

Current liabilities:
  Accounts payable                                                  $    456,459    $    464,615
  Accrued compensation                                                   349,086         306,180
  Accrued other expenses                                               1,613,408       1,733,631
  Deferred revenues                                                    1,318,899       1,755,938
  Current portion of long-term debt                                    1,500,000       1,000,000
                                                                    ------------    ------------
        Total current liabilities                                      5,237,852       5,260,364

Long-term debt                                                         4,500,000       5,000,000
Long-term accrued interest                                             1,223,982       1,442,285

Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                             --              --

Stockholders' equity:
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 8,896,500 shares issued                                   88,965          88,965
  Capital in excess of par value                                      34,829,406      34,829,406
  Treasury stock, at cost, 17,259 and 17,259 shares, respectively        (82,038)        (82,038)
  Accumulated (deficit)                                              (32,079,324)    (32,180,866)
                                                                    ------------    ------------
        Total stockholders' equity                                     2,757,009       2,655,467
                                                                    ------------    ------------
                                                                    $ 13,718,843    $ 14,358,116
                                                                    ============    ============





See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three Months Ended April 30,

                                   (Unaudited)



                                                               Three Months Ended
                                                         ---------------------------
                                                              2001           2000
                                                          -----------    -----------
Revenues:
    Systems sales                                         $ 1,056,980    $   271,061
    Services, maintenance and support                       1,464,307      1,339,215
    Service bureau operations                                 191,116        202,462
                                                          -----------    -----------
        Total revenues                                      2,712,403      1,812,738

Operating expenses:
    Cost of systems sales                                     150,431        171,936
    Cost of services, maintenance and support                 794,390        928,104
    Cost of service bureau operations                          85,505        107,839
    Selling, general and administrative                       868,914        839,508
    Product research and development                          340,203        467,371
                                                          -----------    -----------
         Total operating expenses                           2,239,443      2,514,758
                                                          -----------    -----------
Operating profit (loss)                                       472,960       (702,020)
Other income (expense):
Interest income                                               104,432        104,712
Interest expense                                             (475,851)      (440,581)
Other income, net                                                --        1,352,718
                                                          -----------    -----------
Net income                                                $   101,541    $   314,829
                                                          ===========    ===========

Basic net income per common share                         $       .01    $       .04
                                                          ===========    ===========
Diluted net income per common share                       $       .01    $       .04
                                                          ===========    ===========
Number of shares used in per common share computations:
   Basic                                                    8,879,241      8,848,093
                                                          ===========    ===========
   Diluted                                                  8,969,919      8,955,187
                                                          ===========    ===========




See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Three Months Ended April 30,

                                   (Unaudited)

                                                             2001           2000
                                                         -----------    -----------
Operating activities:
Net income                                               $   101,541    $   314,829
Adjustments to reconcile net income to net cash
  (used for) provided by operating activities:
     (Gain) on sale of property and equipment, net              --       (1,406,620)
     Depreciation and amortization                           180,040        247,727
     (Decrease) increase in long-term accrued interest      (218,303)       244,427

Cash provided by (used for) assets and liabilities:
     Accounts and unbilled receivables                       293,644      2,425,198
     Other current assets                                    (98,476)      (168,595)
     Accounts payable and accrued expenses                   (85,472)      (202,784)
     Deferred revenues                                      (437,039)      (355,355)
                                                         -----------    -----------
Net cash (used for) provided by operating activities        (264,065)     1,098,827
                                                         -----------    -----------

Investing activities:
Proceeds from disposal of property and equipment                --        2,000,000
Purchases of property and equipment                         (145,694)       (49,148)
Capitalization of software development costs                (125,000)      (105,000)
Payment on note receivable                                    75,000        150,000
Other                                                         17,776         43,642
                                                         -----------    -----------
Net cash (used for) provided by investing activities        (177,918)     2,039,494
                                                         -----------    -----------

(Decrease) increase in cash and cash equivalents            (441,983)     3,138,321
Cash and cash equivalents at beginning of period           8,549,732      5,411,920
                                                         -----------    -----------
Cash and cash equivalents at end of period               $ 8,107,749    $ 8,550,241
                                                         ===========    ===========

Supplemental cash flow disclosures:
    Interest paid                                        $   680,000    $   182,000
                                                         ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2002.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is presented beginning on page 20 of its 2000 Annual Report to Stockholders. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during fiscal year 2001.

Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The decrease in cash and cash equivalents results primarily from the payment of $500,000 in long-term accrued interest on the outstanding debt, the purchase of fixed assets and a reduction in deferred revenues, offset to some extent by the decrease in accounts receivable during the quarter.

The decrease in accounts receivable, net is due to higher collections, during the first quarter, of receivables outstanding at January 31, 2001.

The increase in unbilled receivables represents primarily amounts recorded as revenue during the quarter but prior to progress billing customers or receiving payment from remarketing partners.

Other current assets consist of software and hardware awaiting installation (related to unrecognized revenue) and prepaid expenses, including commissions.

The increase in property and equipment, net, is primarily the result of the acquisition of computer equipment and software necessary to support current customers.

Other non-current assets consist primarily of prepaid long-term debt closing costs, which are amortized to expense over the life of the loan.

The increase in accrued compensation results primarily from the increase in the accrual for first quarter bonuses payable under the employee bonus plans.

The decrease in accrued other expenses relates to the settlement of certain obligations during the quarter.

The decrease in deferred revenues results from the recognition of revenue related to billings to customers recorded prior to revenue recognition.

The decrease in long-term accrued interest results from the special payment of $500,000 of such interest at the time the loan agreement was amended, during the first quarter, to set the financial covenants for fiscal 2001.

Note 4 - STOCK OPTIONS

During the first three months of the current fiscal year, the Company granted 10,000 stock options under the 1996 Employee Stock Option Plan at an exercise price of approximately $0.87 per share. During the same period 5,000 options were forfeited under all plans. No stock options were exercised during the quarter.

Note 5 - EARNINGS PER SHARE

The basic net income per common share is calculated using the weighted average number of common shares outstanding during the period.

The diluted net income per common share calculation, is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options (90,678 option shares in 2001, and 107,094 option shares in 2000) The Company had approximately 385,329 option shares outstanding at April 30, 2001 that were not included in the diluted net income per share calculation as the inclusion thereof would be antidilutive.


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


RESULTS OF OPERATIONS

GENERAL

LanVision is an Application Service Provider (ASP) and a leading supplier of Healthcare Information Access Systems specializing in connectivity solutions that utilize the power of the Internet/Intranet to link hospitals, physicians, patients and payers to a robust Electronic Medical Record. The Company's products are complementary to existing clinical and financial systems, and use document imaging and workflow tools to ensure end-users can electronically access all the various forms of healthcare information including clinician's handwritten notes, lab reports, photographs, insurance cards, etc. LanVision's solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access information from virtually any location, including the physician's desktop, using Web browser-based technology. Web access to the entire medical record improves physician productivity and reduces administrative costs such as filing, storage, retrieval and upkeep of medical records and clinical costs, such as redundant diagnostic testing. The system enables healthcare providers to access, on a real-time basis, all the various forms of clinical and financial patient information from a single permanent healthcare information repository. The Company's solutions integrate a proprietary document imaging platform, application suites, and image and Web-enabling tools, that allow for the seamless merger of "back office" functionality with existing Clinical Information Systems at the desktop. The Company offers a robust document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is optimized for the healthcare industry. In addition to providing the clinician access to information not previously available at the desktop, the Company's applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, the Company has integrated its products with selected systems from Siemens Medical Solutions Health Services Corporation and Cerner Corporation. By offering electronic access to all the components of the Medical Record, this integration completes one of the most difficult tasks necessary to provide a true Computer Based Patient Record. The Company's systems deliver on-line enterprisewide access to fully-updated patient information which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm.

Historically, the Company has derived its revenues from system sales involving the licensing, either directly or through remarketing partners, of its Electronic Medical Record solution to Integrated Healthcare Delivery Networks
(IDN). In a typical transaction, the Company, or its remarketing partners, enter into a term, perpetual or fee-for-service agreement for the Company's Electronic Medical Record Software Suite and may license or sell other third party software and hardware components to the IDN. Additionally, the Company, or its remarketing partners provide professional services, including implementation, training and product support.

With respect to systems sales, the Company earns its highest margins on proprietary LanVision software or ASP services and the lowest margins on third party hardware. Systems sales to customers may include different configurations of software and hardware, resulting in varying margins among contracts. The margins on professional services revenues are expected to fluctuate based upon the negotiated terms of the agreement with each customer and the Company's ability to fully utilize its professional services, maintenance and support services staff.

Beginning in 1998, the Company began offering customers the ability to obtain its Electronic Medical Record solution on a service bureau basis as an ASP. The Company's ASP division, called ASPeNSM (Application Service Provider eHealth Network), formerly known as the Virtual Healthware Services division, established a centralized data center and installed the Company's Electronic Medical Record suite, within the data center. Under this arrangement, customers electronically capture information and transmit the data to the centralized data center. The ASP Division stores and manages the data using LanVision's Electronic Medical Record Suite of Applications, and customers can view, print or fax the information from anywhere using the LanVision Web browser-based applications. Since inception, the ASP division charges and recognizes revenue for these services on a per transaction or subscription basis as information is captured, stored, and retrieved.

In February 2000, the Company sold its centralized data center for $2,900,000. Simultaneous therewith, the Company entered into a one-year service agreement with the buyer. Under the terms of this service agreement, which can be renewed at the sole option of the Company, in exchange for processing fees, the Company will continue to use the data center to provide ASP services to LanVision's current and future customers. The agreement has been renewed through February 2002. Although LanVision sold the data center assets, the Company continues to market its ASP solutions, which includes agreements with eSmartHealth, Inc., now known as Smart Health Services, Inc. and Provider HealthNet Services Inc, which are discussed below. The Company continues to provide its ASP solutions through the data center and intends to utilize other data center service providers.

In August 2000, LanVision entered into an agreement with Smart Health Services, Inc. (Smart), which allows Smart to utilize LanVision's MicroVision(TM) Electronic Medical Record (EMR) product combined with Web-based Smart software to provide affordable, Web-based EMR document management and viewing services to hospitals and clinics via the Internet. Smart Health Services, in conjunction with its affiliate, Alpharetta, Georgia based Smart Professional Photocopy Corporation d/b/a Smart Corporation, will distribute their services through Smart Corporation's extensive sales distribution network which currently consists of over 1,000 hospitals and 4,600 clinic customers throughout 46 states. LanVision will be compensated for use of its software based upon the number of EMR images Smart scans and stores using the MicroVision ASP application.

In November 2000, LanVision entered into an agreement with Provider HealthNet Services Inc. (PHNS) which allows PHNS to offer LanVision's MicroVision EMR product to provide EMR document management and viewing services to PHNS' customer base. PHNS is a healthcare industry information technology and business outsourcing company, which provides information technology and professional management of information systems, medical records and related business processes to hospitals and other healthcare providers on a shared basis to improve healthcare services and reduce costs. The relationship with LanVision will allow PHNS to more effectively use information technology and the LanVision document imaging and management solution for medical records and other business processes to improve healthcare services and reduce costs for its customers. The LanVision ASP services allows PHNS to offer a state-of-the-art, Application Service Provider-based EMR solution, an offering that contributes to increased process efficiency for medical records functions. PHNS currently provides medical record, transcription and/or coding management outsourcing services to sixteen hospitals, many of which, LanVision was advised by PHNS, are considering an EMR solution. The LanVision services to be provided by PHNS will be delivered on an ASP basis through a centralized data center staffed by seasoned information technology professionals with healthcare experience. LanVision will be compensated by PHNS for use of its software based upon the number of encounters, or patient visits, to each hospital using the LanVision EMR software. PHNS is a privately held, Dallas based company which currently has over 420 experienced healthcare information technology and business process employees that provide outsourcing services to 16 hospitals in nine states.

To date, LanVision has recorded no ASPeN revenues from Smart or PHNS and cannot currently predict when revenues will be generated from these two new agreements. However, Smart has signed and installed the LanVision MicroVision EMR software at two customer locations. Accordingly, LanVision anticipates a small amount of recurring revenues from these two Smart customers may begin in the third quarter of the current fiscal year.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. Since inception, the Company has experienced extended sales cycles, which has adversely affected revenues. It is common for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter-to-quarter operating results. These agreements cover the entire implementation of the system and specify the implementation schedule, which typically takes place in one or more phases. The agreements generally provide for the licensing of the Company's proprietary software and third party software with perpetual or term license fee that is adjusted depending on the number of concurrent users or workstations using the software. Third party hardware is usually sold outright, with a one-time fee charged for installation and training. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with the Company's ASP services, the agreements generally provide for utilizing the Company's software and third party software on a fee per transaction or subscription basis.

Generally, revenue from systems sales is recognized when an agreement is signed and products are shipped. Revenue recognition related to routine installation, integration and project management is deferred until the work is performed. If an agreement requires the Company to perform services and modifications that are deemed significant to system acceptance, revenue is recorded either on the percentage-of-completion method or revenue related to the delivered hardware and software components is deferred until such obligations are deemed insignificant, depending on the contractual terms. Revenues from consulting, training and ASP services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of the revenue are classified as deferred revenues. Revenue recognized prior to progress billings to customers is recorded as unbilled receivables.

The Company's ASP Division was designed to overcome obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for Healthcare Information Systems personnel to implement new systems. Customers pay for such services on a transaction or subscription basis, and the centralized data center application is operated and maintained by LanVision personnel and/or its agents. In 1999, the ASP Division signed a four-year contract with The Health Alliance of Greater Cincinnati, a group of five hospitals in the Greater Cincinnati Area, to provide outsourced data center operations of its LanVision Electronic Medical Record System. Management believes more IDN's will utilize this type of ASP application. Additionally, the Company believes its business model is especially well suited for the ambulatory marketplace. LanVision is actively pursuing remarketing agreements with Healthcare Information Systems providers to distribute the Company's ASP solutions.

In 1998, the Company entered into a five-year Remarketing Agreement Siemens Medical Solutions Health Services Corporation (SMS). Under the terms of the agreement, SMS was granted an exclusive worldwide license to distribute ChartVision(R), On-Line Chart Completion(TM), WebView(TM) and Enterprisewide Correspondence(TM) to the SMS customer base and prospect base, as defined in the agreement, and a non-exclusive license to distribute all other LanVision products. If SMS distributes any other Electronic Medical Record product competing with LanVision's products, the Company may terminate the SMS Remarketing Agreement.

Under the terms of the agreement, SMS remits royalties to LanVision based upon SMS sublicensing the Company's software to SMS's customers. Twenty-five percent of the royalty is due 30 days following the end of the quarter in which SMS executes the end user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty statement. The remaining 75% of the royalty is due 30 days following the end of the quarter in which SMS commences software implementation activities. The Company records this revenue when the 75% payment due from SMS is fixed and determinable, which is when the software implementation activities commence. Through April 30, 2001, SMS has sold fourteen systems to end-users.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter-to-quarter as a result of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming.

Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers increase. Revenues from ASP Service Bureau operations are expected to increase over time, as more hospitals outsource services to LanVision's ASP Division, or its remarketing partners begin to utilize the software, and existing customers increase the volume of documents stored on the systems, and the number of retrievals increase.

The Company's revenues and operating results may vary significantly from quarter-to-quarter as a result of a number of other factors, many of which are outside the Company's control. These factors include the relatively high purchase price of a system, unpredictability in the number and timing of systems sales, length of the sales cycle, delays in the installation process and changes in the customer's financial condition or budget and the sales activities of the remarketing partners. As a result, period to period comparisons may not be meaningful with respect to the past operations of the Company nor are they necessarily indicative of the future operations of the Company.


REVENUES

Revenues for the first fiscal quarter ended April 30, 2001, were $2,712,403, compared with $1,812,738 reported in the comparable quarter of 2000. The increase is due to add-on sales to existing customers and implementation of existing contracts through our remarketing partner. Revenues for the first three months of fiscal 2000 and 2001 continued to be affected because many healthcare organizations deferred new software purchases until final Federal Health Privacy Regulations were promulgated, to comply with the requirements of HIPAA (Health Insurance Portability and Accountability Act of 1996). Also, LanVision's remarketing partner, SMS, has been slow to implement existing contracts, which adversely affects revenue recognition because 75% of LanVision's revenues from such contracts are recognized only upon commencement of implementation activities on a contract by contract basis.

Additionally, healthcare institutions are assessing and implementing many new technologies. Although many of these systems do not compete with LanVision products, these systems do compete for capital budget dollars and the available time of information systems personnel within the healthcare industries. However, management continues to believe that revenue from its Remarketing Agreement with SMS will increase in the future since LanVision's product has been fully integrated with the SMS product. In addition, our Web browser-based ASP application, which is currently available and in production with our customers and available, through our Resellers, should further enhance revenues through software royalties to LanVision with minimal additional cost. Both our Remarketing and Reseller Agreements should represent a greater percentage of the Company's total revenues in the future.

Many healthcare organizations are beginning to plan additional information technology projects following Year 2000 remediation and in anticipation of HIPAA compliance. The HIPAA Regulations are a series of standards that are intended to regulate the way health information is secured and transmitted. A recent healthcare industry report (Fitch IBCA, Duff & Phelps) stated that in order to comply with the HIPAA healthcare information electronic transmission regulations, healthcare systems will need to adjust existing systems or purchase new information technology systems, hire and retrain staff, and make significant changes to the current processes associated with maintaining patient privacy, the cost of which is estimated to be somewhere between three to four times the amount of expenditures required for Year 2000 remediation, or an amount in excess of $25 billion. LanVision believes its highly evolved, secure and technologically advanced Web browser-based ASP solutions will position the Company to take advantage of, what we continue to believe will be, significantly increasing market opportunities for LanVision and its distribution partners in the future.


After an agreement is executed, LanVision does not record revenues until it delivers the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Accordingly, significant variations in revenues can result as was more fully discussed above under "Uneven Patterns of Quarterly Operating Results." Three customers, excluding our remarketing partner SMS, accounted for approximately 30% of the revenues for the first quarter of 2001 compared with 39%, of revenues in the comparable period of the prior year. Revenues from SMS accounted for approximately $605,000 for the three months ended April 30, 2001, compared with approximately $172,000 for the three months ended April 30, 2000. The increase in SMS revenues results from increased software implementations in the current quarter compared with the prior comparable period.


OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the first quarter of fiscal 2001 and 2000 were 14% and 63%, respectively. The lower percentage of cost of sales reflects higher margins on greater volume of LanVision software revenues and less hardware sold during the current period compared to the comparable prior period, which had lower software revenues.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 54% and 69% for the first quarter of fiscal 2001 and 2000. The Company's support margins are highest on LanVision's proprietary software. Accordingly, margins are expected to improve as more customers are added. The support costs declined in the current period due to greater staff utilization and lower third party maintenance costs.

The LanVision Professional Services staff provides services on a time and material or fixed fee basis. The Professional Services staff periodically experiences some inefficiencies in the delivery of services, and certain projects have taken longer to complete than originally estimated, thus adversely affecting operating performance. Additionally, the Professional Services staff does spend a portion of its time on non-billable activities, such as selling additional products and services to existing clients, developing training courses and plans to move existing customers to LanVision's new product releases, etc. Management believes an increase in the number of new systems sold, and the related backlog, should improve the overall efficiency and operating performance of this group.

Cost of Service Bureau Operations

The cost of Service Bureau operations was reduced with the sale of the data center. The Company now incurs expenses only for the outsourcing services it uses which are directly related to the Service Bureau Revenues generated by the ASP Division.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the first quarter of fiscal 2001, Selling, General and Administrative expenses increased to $868,914 compared with $839,508 in the comparable prior quarter. The increase in Selling, General and Administrative expenses is due to normal inflation. The Company has gradually reduced its direct sales staff as the Company focuses its sales efforts on indirect distribution through its current and future Remarketing, Reseller and ASP Partners. However, the Company may increase its direct sales force in the foreseeable future as market opportunities arise.

Product Research and Development

Product research and development expenses consist primarily of: compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the first quarter, research and development expenses were $340,203 compared with $467,371 in the comparable prior quarter. The decrease results from lower staff costs and occupancy related expenses. The Company monitors closely and augments its Research and Development staff, as necessary, to accelerate the development of new products. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $125,000 and $105,000 of product research and development costs in the first quarter of fiscal 2001 and 2000. The capitalized costs during the first quarter of fiscal 2001 relate primarily to LanVision's two new products under development, accessANYwareSM and codingANYware(SM).

Operating profit (loss)

The operating profit for the first quarter of fiscal 2001 was $472,960 compared with an operating loss of $702,020 in the first quarter of fiscal 2000, an improvement of approximately $1,175,000. The decrease in the operating loss results primarily from: (1) continued stringent cost controls which resulted in decreased operating expenses of approximately $275,000, and (2) increased revenues of approximately $900,000, primarily software licensing revenues.

Interest income consists primarily of interest on invested cash. The decrease in interest income results from lower interest rates.

Interest expense relates to the long-term debt.

Net income

The net income for the first quarter of fiscal 2001 was $101,541 ($.01 per share) compared with net income of $314,829 ($.04 per share) in the first quarter of fiscal 2000. Excluding the gain on the sale of the data center from the first quarter of the prior year, the net loss for the first quarter of fiscal 2000 would have been $1,037,889. This $1,139,430 improvement in net income results primarily from: (1) the continued stringent cost controls in all areas, (2) the sale of the data center which reduced the ongoing operating expenses of the ASP Division and (3) increased revenues of approximately $900,000, as discussed above

Notwithstanding the less than anticipated number of new customer agreements signed in the past, management continues to believe that the healthcare document imaging and workflow market is going to be a significant market. Management believes it has made, and continues to make, the investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth primarily through third party distributors and remarketing partners.

Since commencing operations in 1989, the Company has incurred operating losses. Although the Company achieved profitability in fiscal years 1992, 1993 and 2000, the Company incurred a net loss in fiscal years 1994 through 1999. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.


LIQUIDITY AND CAPITAL RESOURCES

During the last five fiscal years, LanVision has funded its operations, working capital needs and capital expenditures primarily from a combination of cash generated by operations, an initial public offering and a $6,000,000 loan.

LanVision's customers typically have been well-established hospitals or medical facilities with good credit histories, and payments have been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third party reimbursements from insurance companies and governmental entities. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments.

LanVision has no significant obligations for capital resources, other than noncancelable operating leases in the total amount of approximately $245,000, payable over the next two years.

Over the last several years, LanVision's revenues were less than its internal plans. However, during the same period, LanVision has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses. This resulted in significant net cash outlays over the last five years. Although LanVision has reduced staffing levels and related expenses, and improved operating performance, LanVision's expenses may continue to approximate its revenues. Accordingly, to achieve continuing profitability, and positive cash flow, it is necessary for LanVision to increase revenues or continue to reduce expenses. LanVision believes that the requirement for healthcare organizations to become HIPAA compliant should offer a significant opportunity to increase revenues. Additionally, the SMS Remarketing Agreement has significantly expanded the sales distribution capabilities. LanVision believes that market opportunities are such that LanVision should be able to increase its revenues. However, there can be no assurance LanVision will be able to increase its revenues.

In February 2000, LanVision sold its Data Center for $2,900,000. LanVision received $2,000,000 and the remaining $900,000 was received in twelve monthly installments commencing March 1, 2000. The sale resulted in a gain of approximately $1,400,000.

At April 30, 2001, LanVision had cash and cash equivalents of $8,107,749. Cash equivalents consist primarily of overnight bank repurchase agreements and short-term commercial paper. Under the terms of its loan agreement, as amended, LanVision has agreed to maintain a minimum cash and cash equivalent balance of $5,300,000. During fiscal 2001, $1,000,000 of long-term debt is required to be repaid to the lender, $500,000 quarterly, commencing October 1, 2001.

LanVision has significantly reduced its operating expenses during the last two fiscal years, and believes it will continue to improve operating results in fiscal 2001. However, based upon current expenditure levels and in the absence of increased revenues, LanVision could continue to operate at a loss. Accordingly, for the foreseeable future, LanVision will need to continually assess its revenue prospects compared to its current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to further reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require lender approval. However, there can be no assurance LanVision will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse effect on future operating performance. However, at this time, LanVision believes that it should be able to increase its revenues in fiscal 2001, notwithstanding the uneven pattern of quarterly revenues as discussed above.

To date, inflation has not had a material impact on LanVision's revenues or expenses. Additionally, LanVision does not have any significant market risk exposure at April 30, 2001.

SIGNED AGREEMENTS - BACKLOG

LanVision, or its remarketing partners, enter into master agreements with their customers to specify the scope of the system to be installed and services to be provided, the agreed upon aggregate price and the timetable for implementation. The master agreement typically provides that the Company, or its remarketing partner, will deliver the system in phases pursuant to the customer's purchase orders, thereby allowing the customer flexibility in the timing of its receipt of systems and to make adjustments that may arise based upon changes in technology or changes in customer needs. The master agreement also allows the customer to request additional components as the installation progresses, which additions are then separately negotiated as to price and terms. Historically, customers have ultimately purchased systems and services in addition to those originally contemplated by the master agreement. Although there can be no assurance that customers will continue in the future to expand their systems and purchase additional licenses and services, LanVision believes, based on its past experience, that its customers will expand their existing systems.

At April 30, 2001, the Company's and SMS' customers had entered into master agreements for systems and services (excluding support and maintenance and transaction based revenues for the ASP Division), which had not yet been delivered, installed and accepted which, if fully performed, would generate revenue of approximately $4,500,000, compared with approximately $4,255,000 at the end of fiscal 2000. The systems and services are currently expected to be delivered over the next two to three years. In addition, the Company anticipates approximately $2,400,000 in transaction-based fee revenues for the ASP Division's current client over the remaining thirty-three month life of the contract. Because systems implementations and Service Bureau ASP fees are dependent upon the customer's schedule and / or usage, the Company is unable to accurately predict the amount of revenues in future periods.

The Company's master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly or annual basis. Maintenance and support revenues for fiscal years 2000, 1999, 1998 and 1997 were approximately $3,678,000, $3,264,000, $2,755,000 and $2,151,000, respectively and are expected to increase as new or expanded systems are installed.

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

Item 3.  DEFAULTS ON SENIOR SECURITIES

The Company is not in default under its existing Loan Agreement

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on May 30, 2001, the following members were elected to the Board of Directors:

                                         Votes For          Votes Withheld
                                         ---------          --------------
George E. Castrucci                      8,690,361             21,630
Richard C. Levy, M.D.                    8,683,131             28,860
Eric S. Lombardo                         8,636,409             75,582
J. Brian Patsy                           8,686,261             25,730
Z. David Patterson                       8,683,861             28,130


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         3.1      Certificate of Incorporation of LanVision Systems, Inc. (*)

         3.2      Bylaws of LanVision Systems, Inc. (*)

         11       Computation of Earnings (Loss) Per Common Share

(*) Incorporated by reference.

(b) Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LANVISION SYSTEMS, INC.

DATE:      June 4, 2001               By:  /s/ J. BRIAN PATSY
     -------------------------             ------------------------------------
                                           J. Brian Patsy
                                           Chief Executive Officer and
                                           President


DATE:      June 4, 2001               By:  /s/ PAUL W. BRIDGE, JR.
     -------------------------             ------------------------------------
                                           Paul W. Bridge, Jr.
                                           Chief Financial Officer and Treasurer

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