Form 10-Q
period 2001-07-31
LANVISION SYSTEMS INC
filed 2001-09-12
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

                                       or

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

         Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of August 31, 2001: 8,894,948.

                                TABLE OF CONTENTS

                                                                                                        Page

Part I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements..............................................      3

           Condensed Consolidated Balance Sheets at July 31, 2001 and January 31, 2001..............      3

           Condensed Consolidated Statements of Operations for the three and six months
           ended July 31, 2001 and 2000.............................................................      5

           Condensed Consolidated Statements of Cash Flows for the six months
           ended July 31, 2001 and 2000.............................................................      6

           Notes to Condensed Consolidated Financial Statements.....................................      7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations...............................................................................      8

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings........................................................................     19

Item 3.    Defaults on Senior Securities............................................................     19

Item 6.    Exhibits and Reports on Form 8-K.........................................................     19

           Signatures...............................................................................     20

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                         (Unaudited)       (Audited)
                                                                           July 31,       January 31,
                                                                             2001            2001
                                                                         ------------    ------------
Current assets:
    Cash and cash equivalents (restricted by long-term debt agreement)   $  8,132,490    $  8,549,732
    Note receivable ..................................................           --            75,000
    Accounts receivable, net of allowance for doubtful
        accounts of $400,000, respectively ...........................        883,054       2,080,154
    Unbilled receivables .............................................      1,818,034       1,356,413
    Prepaid expenses related to unrecognized revenue .................        167,481         146,428
    Other ............................................................        279,304         220,861
                                                                         ------------    ------------
          Total current assets .......................................     11,280,363      12,428,588

Property and equipment:
    Computer equipment ...............................................      2,847,952       2,715,246
    Computer software ................................................        562,923         501,077
    Office furniture, fixtures and equipment .........................      1,139,457       1,233,175
    Leasehold improvements ...........................................        117,795         114,965
                                                                         ------------    ------------
                                                                            4,668,127       4,564,463
    Accumulated depreciation and amortization ........................     (4,027,709)     (3,857,871)
                                                                         ------------    ------------
                                                                              640,418         706,592
Capitalized software development costs, net of accumulated
  amortization of $1,550,228 and $1,400,228, respectively ............      1,089,701         989,701
Other ................................................................        255,481         233,235
                                                                         ------------    ------------
                                                                         $ 13,265,963    $ 14,358,116
                                                                         ============    ============




           See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

  Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity

                                                                    (Unaudited)      (Audited)
                                                                      July 31,      January 31,
                                                                       2001            2001
                                                                   ------------    ------------
Current liabilities:
  Accounts payable .............................................   $    265,273    $    464,615
  Accrued compensation .........................................        266,565         306,180
  Accrued other expenses .......................................      1,624,342       1,733,631
  Deferred revenues ............................................      1,375,129       1,755,938
  Current portion of long-term debt ............................      2,000,000       1,000,000
                                                                   ------------    ------------
        Total current liabilities ..............................      5,531,309       5,260,364

Long-term debt .................................................      4,000,000       5,000,000
Long-term accrued interest .....................................      1,528,105       1,442,285

Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized ................................           --              --

Stockholders' equity:
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 8,896,500 shares issued ........................         88,965          88,965
  Capital in excess of par value ...............................     34,774,070      34,829,406
  Treasury stock, at cost, 1,552 and 17,259 shares, respectively         (7,383)        (82,038)
  Accumulated (deficit) ........................................    (32,649,103)    (32,180,866)
                                                                   ------------    ------------
        Total stockholders' equity .............................      2,206,549       2,655,467
                                                                   ------------    ------------
                                                                   $ 13,265,963    $ 14,358,116
                                                                   ============    ============




           See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       Three and Six Months Ended July 31,

                                   (Unaudited)

                                                             Three Months Ended             Six Months Ended
                                                         --------------------------    --------------------------

                                                            2001           2000            2001           2000
                                                         -----------    -----------    -----------    -----------
Revenues:
    Systems sales ....................................   $   419,521    $   607,874    $ 1,476,501    $   878,935
    Services, maintenance and support ................     1,475,716      1,490,391      2,940,023      2,829,606
    Service bureau operations ........................       203,666        199,367        394,782        401,829
                                                         -----------    -----------    -----------    -----------
        Total revenues ...............................     2,098,903      2,297,632      4,811,306      4,110,370

Operating expenses:
    Cost of systems sales ............................       158,147        269,683        308,578        441,619
    Cost of services, maintenance and support ........       829,926        905,686      1,624,316      1,833,790
    Cost of service bureau operations ................        87,042         82,643        172,547        190,482
    Selling, general and administrative ..............       777,022        914,451      1,645,936      1,753,959
    Product research and development .................       385,747        459,578        725,950        926,949
                                                         -----------    -----------    -----------    -----------
        Total operating expenses .....................     2,237,884      2,632,041      4,477,327      5,146,799
                                                         -----------    -----------    -----------    -----------
Operating income (loss) ..............................      (138,981)      (334,409)       333,979     (1,036,429)
Other income expense:
Interest income ......................................        73,480        127,148        177,912        231,860
Interest expense .....................................      (504,277)      (460,367)      (980,128)      (900,948)
Other income, net ....................................          --           28,802           --        1,381,520
                                                         -----------    -----------    -----------    -----------
Net (loss) ...........................................   $  (569,778)   $  (638,826)   $  (468,237)   $  (323,997)
                                                         ===========    ===========    ===========    ===========

Basic net (loss) per common share ....................   $      (.06)   $      (.07)   $      (.05)   $      (.04)
                                                         ===========    ===========    ===========    ===========
Diluted net (loss) per common share ..................   $      (.06)   $      (.07)   $      (.05)   $      (.04)
                                                         ===========    ===========    ===========    ===========

Number of shares used in per common share
computations .........................................     8,884,534      8,855,218      8,881,931      8,851,715
                                                         ===========    ===========    ===========    ===========




           See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Six Months Ended July 31,

                                   (Unaudited)

                                                            2001           2000
                                                         -----------    -----------
Operating activities:
Net (loss) ...........................................   $  (468,237)   $  (323,997)
Adjustments to reconcile net loss to net cash
  (used for) provided by operating activities:
     (Gain) on sale of property and equipment, net ...          --       (1,431,763)
     Depreciation and amortization ...................       361,809        492,603
     Increase in long-term accrued interest ..........        85,820        504,640

Cash provided by (used for) assets and liabilities:
     Accounts and unbilled receivables ...............       735,479      2,222,022
     Other current assets ............................       (79,496)           668
     Accounts payable and accrued expenses ...........      (348,246)      (450,888)
     Deferred revenues ...............................      (380,809)      (698,119)
                                                         -----------    -----------
Net cash (used for) provided by operating activities .       (93,680)       315,166
                                                         -----------    -----------

Investing activities:
Proceeds from disposal of property and equipment .....        56,301      2,057,000
Purchases of property and equipment ..................      (201,936)       (61,764)
Capitalization of software development costs .........      (250,000)      (210,000)
Payment on note receivable ...........................        75,000        375,000
Other ................................................       (22,246)        13,903
                                                         -----------    -----------
Net cash (used for) provided by investing activities .      (342,881)     2,174,139
                                                         -----------    -----------

Financing activities:
Sale of treasury stock to employee stock purchase plan        19,319         21,357
                                                         -----------    -----------
Net cash provided by financing activities ............        19,319         21,357
                                                         -----------    -----------

(Decrease) increase in cash and cash equivalents .....      (417,242)     2,510,662
Cash and cash equivalents at beginning of period .....     8,549,732      5,411,920
                                                         -----------    -----------
Cash and cash equivalents at end of period ...........   $ 8,132,490    $ 7,922,582
                                                         ===========    ===========

Supplemental cash flow disclosures:
    Interest paid ....................................   $   862,000    $   364,000
                                                         ===========    ===========



           See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three and six months ended July 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2002.

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

Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The decrease in cash and cash equivalents results primarily from the payment of $500,000 in long-term accrued interest on the outstanding debt, the purchase of fixed assets and a reduction in deferred revenues and accounts payable, offset to some extent by the decrease in accounts receivable during the first six months.

The decrease in accounts receivable, net is due to higher collections, during the second quarter.

The increase in unbilled receivables represents primarily amounts recorded as revenue during the first quarter but prior to progress billing customers or receiving payment from remarketing partners.

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

The decrease in accounts payable results primarily from the payment of accounts when due.

The decrease in accrued compensation results primarily from the decrease in the accrual for second quarter bonuses payable under the employee bonus plans because the second quarter operating performance of the company did not meet the plan targets.

The decrease in accrued other expenses relates to the settlement of certain obligations during the quarter.

The decrease in deferred revenues results from the recognition of revenue related to billings to customers recorded prior to revenue recognition.

The increase in long-term accrued interest is net of a special payment of $500,000 of such interest at the time the loan agreement was amended, during the first quarter, to set the financial covenants for fiscal 2001.

Note 4 - STOCK OPTIONS

During the first six months of the current fiscal year, the Company granted 10,000 stock options under the 1996 Employee Stock Option Plan at an exercise price of approximately $0.87 per share. During the same period 11,000 options were forfeited under all plans. No stock options were exercised during the quarter or first six months.

Note 5 - EARNINGS PER SHARE

The basic net income per common share is calculated using the weighted average number of common shares outstanding during the period.

The diluted net income per common share calculation excludes the effect of the common stock equivalents (stock options and warrants), as the inclusion thereof would be antidilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained herein, this Discussion and Analysis, as well as other Items in this Form 10-Q, contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements, included herein. These risks and uncertainties include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell LanVision products, the ability of the Company to control costs, availability of products produced from third party vendors, the healthcare regulatory environment, healthcare information systems budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risks detailed from time to time in the LanVision Systems, Inc. filings with the United States Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

GENERAL

LanVision is an Application Service Provider (ASP) and a leading supplier of Healthcare Information Access Systems software specializing in connectivity solutions that utilize the power of the Internet/Intranet to link hospitals, physicians, patients and payers to a robust Electronic Medical Record. The Company's products are complementary to existing clinical and financial systems, and use document imaging and workflow tools to ensure end-users can electronically access all the various forms of healthcare information including clinician's handwritten notes, lab reports, photographs, insurance cards, etc. LanVision's solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access information from virtually any location, including the physician's desktop, using thin client, web browser-based technology. Web access to the entire medical record improves physician productivity and reduces administrative costs such as filing, storage, retrieval and upkeep of medical records and clinical costs, such as redundant diagnostic testing. The system enables healthcare providers to access, on a real-time basis, all the various forms of clinical and financial patient information from a single permanent healthcare information repository. The Company's solutions integrate a proprietary document imaging platform, application suites, and image and web-enabling tools, that allow for the seamless merger of "back office" functionality with existing Clinical Information Systems at the desktop. The Company offers a robust document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is optimized for the healthcare industry. In addition to providing the clinician access to information not previously available at the desktop, the Company's applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, the Company has integrated its products with selected systems from Siemens Medical Solutions Health Services Corporation and Cerner Corporation. By offering electronic access to all the components of the Medical Record, this integration completes one of the most difficult tasks necessary to provide a true Computer Based Patient Record. The Company's systems deliver on-line enterprisewide access to fully-updated patient information which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm.

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

Beginning in 1998, the Company began offering customers the ability to obtain its Electronic Medical Record solution on a service bureau basis as an ASP. The Company's ASP division, called ASPeN(SM) (Application Service Provider eHealth Network), established a centralized data center and installed the Company's Electronic Medical Record suite, within the data center. Under this arrangement, customers electronically capture information and transmit the data to the centralized data center. The ASP Division stores and manages the data using LanVision's Electronic Medical Record Suite of Applications, and customers can view, print or fax the information from anywhere using the LanVision Web browser-based applications. The ASP division charges and recognizes revenue for these services on a per transaction or subscription basis as information is captured, stored, and retrieved.

In February 2000, the Company sold its centralized data center for $2,900,000. Simultaneous therewith, the Company entered into a one-year service agreement with the buyer. Under the terms of this service agreement, which can be renewed at the sole option of the Company, in exchange for processing fees, the Company will continue to use the data center to provide ASP services to LanVision's current and future customers. The agreement has been renewed through February 2002. Although LanVision sold the data center assets, the Company continues to market and provide its ASP solutions through the data center and intends to utilize other data center service providers.

In August 2000, LanVision entered into an agreement with SmartHealth Services, Inc. (SmartHealth), which allows SmartHealth to utilize LanVision's MicroVision(TM) Electronic Medical Record (EMR) product combined with web-based SmartHealth software to provide affordable, web-based EMR document management and viewing services to hospitals and clinics via the Internet. SmartHealth Services, Inc., in conjunction with its affiliate, Alpharetta, Georgia based Smart Professional Photocopy Corporation, d/b/a Smart Corporation, and distributes their services through Smart Corporation's extensive sales distribution network which currently consists of over 1,000 hospitals and 4,600 clinic customers throughout 46 states. LanVision is compensated for use of its software based upon the number of EMR images SmartHealth scans and stores using the MicroVision(TM) ASP application. LanVision has not received any substantial revenues from SmartHealth to date, and LanVision is uncertain about future revenues in light of a current contractual dispute with SmartHealth regarding licensing revenues.

In November 2000, LanVision entered into an agreement with Provider HealthNet Services Inc. (PHNS) a privately held, Dallas, TX based company, which allows PHNS to offer LanVision's MicroVision EMR product to provide EMR document management and viewing services to PHNS' customer base. PHNS is a healthcare industry information technology and business outsourcing company, which provides information technology and professional management of information systems, medical records and related business processes to hospitals and other healthcare providers on a shared basis to improve healthcare services and reduce costs. The relationship with LanVision will allow PHNS to more effectively use information technology and the LanVision document imaging and management solution for medical records and other business processes to improve healthcare services and reduce costs for its customers. The LanVision ASP services allows PHNS to offer a state-of-the-art, Application Service Provider-based EMR solution, an offering that contributes to increased process efficiency for medical records functions. The LanVision services to be provided by PHNS will be delivered on an ASP basis through a centralized data center staffed by seasoned information technology professionals with healthcare experience. LanVision will be compensated by PHNS for use of its software based upon the number of encounters, or patient visits, to each hospital using the LanVision EMR software. To date, LanVision has recorded no revenues from PHNS and cannot currently predict when, if ever, revenues will be generated from this agreement. The LanVision \ PHNS agreement contains a provision which enables LanVision or PHNS to terminate the agreement should certain financial targets not be met by November 6, 2001. LanVision does not anticipate that the financial targets will be met.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. Since inception, the Company has experienced extended sales cycles, which has adversely affected revenues. It is common for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter-to-quarter operating results. These agreements cover the entire implementation of the system and specify the implementation schedule, which typically takes place in one or more phases. The agreements generally provide for the licensing of the Company's proprietary software and third party software with a perpetual or term license fee that is adjusted depending on the number of concurrent users or workstations using the software. Third party hardware is usually sold outright, with a one-time fee charged for installation and training. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with the Company's ASP services, the agreements generally provide for utilizing the Company's software and third party software on a fee per transaction or subscription basis.

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

Under the terms of the agreement, SMS remits royalties to LanVision based upon SMS sublicensing the Company's software to SMS's customers. Generally, twenty-five percent of the royalty is due 30 days following the end of the quarter in which SMS executes the end user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty statement. Generally, the remaining 75% of the royalty is due 30 days following the end of the quarter in which SMS commences software implementation activities. The Company records this revenue when the 75% payment due from SMS is fixed and determinable, which is when the software implementation activities commence. Through July 31, 2001, SMS has sold fourteen systems to end-users.

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

REVENUES

Revenues for the second fiscal quarter ended July 31, 2001, were $2,098,903, compared with $2,297,632 reported in the comparable quarter of 2000. Revenues for the six months ended July 31, 2001, were $4,811,306, compared with $4,110,370 reported in the comparable period of 2000. The decrease for the quarter is due to lower hardware and third party software revenues, which are low margin items. The increase for the first six months, primarily in the first quarter, is due to increases in LanVision software revenues from add-on sales to existing customers and implementation of existing contracts through our remarketing partner. Revenues for the first six months of fiscal 2000 and 2001 continued to be adversely affected because many healthcare organizations deferred new software purchases until final Federal Health Privacy Regulations were promulgated, to comply with the requirements of HIPAA (Health Insurance Portability and Accountability Act of 1996). Although the regulations have been promulgated, many hospitals continue to vacillate and purchase decisions for EMR products have been postponed for many reasons, including budgetary constraints.

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

After an agreement is executed, LanVision does not record revenues until it delivers the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Accordingly, significant variations in revenues can result as was more fully discussed above under "Uneven Patterns of Quarterly Operating Results." Three customers, excluding our remarketing partner SMS, accounted for approximately 25% of the revenues for the second quarter of 2001 compared with 38%, of revenues in the comparable period of the prior year. Three customers, excluding our remarketing partner SMS, accounted for approximately 27% of the revenues for the first six months of 2001 compared with 35%, of revenues in the comparable period of the prior year. Revenue from SMS accounted for approximately $341,000 and $945,000, for the three months and six months, respectively, ended July 31, 2001, compared with approximately $262,000 and $434,000 for the three months and six months, respectively, in the comparable periods of the prior year. The increase in SMS revenue results from increased software implementations in the current periods compared with the prior comparable periods.


OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the second quarter and first six months of fiscal 2001 were 38% and 21%, respectively. The cost of systems sales as a percentage of systems sales for the second quarter and first six months of fiscal 2000 were 44% and 50%, respectively. The lower percentage of cost of sales reflects higher margins on greater volume of LanVision software revenues and less hardware sold during the current periods compared to the comparable prior periods, which had lower software revenues.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 56% and 55% for the second quarter and first six months, respectively, of fiscal 2001. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 61% and 65% for the second quarter and first six months, respectively, of fiscal 2000. The Company's support margins are highest on LanVision's proprietary software. Accordingly, margins are expected to improve as more customers are added. The support costs declined in the current periods due to greater staff utilization and lower third party maintenance costs.

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

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the second quarter of fiscal 2001, Selling, General and Administrative expenses declined to $777,022 compared with $914,451 in the comparable prior quarter, and declined in the first six months to $1,645,936 compared with $1,753,959 in the comparable prior period. The decrease in Selling, General and Administrative expenses is due to reductions in general corporate expenses. The Company has gradually reduced its direct sales staff as the Company focuses its sales efforts on indirect distribution through its current and future Remarketing, Reseller and ASP Partners. However, the Company may increase its direct sales force in the foreseeable future as market opportunities arise.

Product Research and Development

Product research and development expenses consist primarily of: compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the second quarter and first six months, research and development expenses were $385,747 and $725,950, respectively, compared with $459,578 and $926,949, respectively, in the comparable prior quarter and first six months. The decrease results primarily from lower staff costs and occupancy related expenses. The Company monitors closely its Research and Development projects, and augments, with contract programmers, its Research and Development staff, as necessary, to ensure timely completion of its development of new products or enhancements to existing products. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $125,000 of product research and development costs in each of the first two quarters of fiscal

2001 and $105,000 of product research and development cost in each of the first two quarters of fiscal 2000. The capitalized costs during the first two quarters of fiscal 2001 relate primarily to LanVision's two new products, accessANYware(SM), which is in controlled general release and codingANYware(SM), which is under development.

Operating profit (loss)

The operating loss for the second quarter of fiscal 2001 was $138,981 compared with a loss of $334,409 in the second quarter of fiscal 2000. The operating profit for the first six months of fiscal 2001 was $333,979 compared to an operating loss of $1,036,429 in the comparable prior period. The 1,370,408 decrease in the operating loss results primarily from: (1) continued stringent cost controls which resulted in decreased operating expenses of approximately $670,000, and (2) increased revenues of approximately $700,000, primarily software licensing revenues.

Interest income consists primarily of interest on invested cash. The decrease in interest income results from lower interest rates.

Interest expense relates to the long-term debt.

Net loss

The net loss for the second quarter of fiscal 2001 was $569,778 ($.06 per share) compared with a net loss of $638,826 ($.07 per share) in the second quarter of fiscal 2000. The net loss for the first six months of fiscal 2001 was $468,237 ($.05 per share) compared with a net loss of $323,997 ($.04 per share) in the first six months of fiscal 2000. Excluding the gain on the sale of the data center from the first quarter of the prior year, the net loss for the first six months of fiscal 2000 would have been $1,705,517. This $1,237,280 improvement, results primarily from: (1) the continued stringent cost controls in all areas,
(2) the sale of the data center which reduced the ongoing operating expenses of the ASP Division and (3) increased revenues of approximately $700,000, as discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

During the last five fiscal years, LanVision has funded its operations, working capital needs and capital expenditures primarily from a combination of cash generated by operations, an initial public offering, and a $6,000,000 loan.

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

LanVision has no significant obligations for capital resources, other than noncancelable operating leases in the total amount of approximately $205,000, payable over the next two years.

Over the last several years, LanVision's revenues were less than its internal plans. However, during the same period, LanVision has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses. This resulted in significant net cash outlays over the last five years. Although LanVision has reduced staffing levels and related expenses, and improved operating performance, LanVision's expenses may continue to approximate or exceed its revenues. Accordingly, to achieve continuing profitability, and positive cash flow, it is necessary for LanVision to increase revenues or continue to reduce expenses. LanVision believes that the requirement for healthcare organizations to become HIPAA compliant should offer a significant opportunity to increase revenues. Additionally, the SMS Remarketing Agreement has significantly expanded the sales distribution capabilities. LanVision believes that market opportunities are such that LanVision should be able to increase its revenues. However, there can be no assurance LanVision will be able to increase its revenues.

In February 2000, LanVision sold its Data Center for $2,900,000. LanVision received $2,000,000 and the remaining $900,000 was received in twelve monthly installments. The sale resulted in a gain of approximately $1,400,000.

At July 31, 2001, LanVision had cash and cash equivalents of $8,132,490. Cash equivalents consist primarily of overnight bank repurchase agreements and short-term commercial paper. Under the terms of its loan agreement, as amended, LanVision has agreed to maintain a minimum cash and cash equivalent balance of $5,300,000. During fiscal 2001, $1,000,000 of long-term debt is required to be repaid to the lender, $500,000 quarterly, commencing October 1, 2001.

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

To date, inflation has not had a material impact on LanVision's revenues or expenses. Additionally, LanVision does not have any significant market risk exposure at July 31, 2001.

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

At July 31, 2001, the Company's and SMS' customers had entered into master agreements for systems and services (excluding support and maintenance and transaction based revenues for the ASP Division), which had not yet been delivered, installed and accepted which, if fully performed, would generate revenue of approximately $4,562,000, compared with approximately $4,255,000 at the end of fiscal 2000. The systems and services are currently expected to be delivered over the next two to three years. In addition, the Company anticipates approximately $2,064,000 in transaction-based fee revenues for the ASP Division's current client over the remaining thirty-month life of the contract. Because systems implementations and Service Bureau ASP fees are dependent upon the customer's schedule and / or usage, the Company is unable to accurately predict the amount of revenues in future periods.

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

                                     LANVISION SYSTEMS, INC.

DATE:     September 11, 2001         By:  /s/ J. BRIAN PATSY
      ---------------------------    -----------------------------------------
                                          J. Brian Patsy
                                          Chief Executive Officer and
                                          President



DATE:     September 11, 2001         By:  /s/ PAUL W. BRIDGE, JR.
      ---------------------------    -----------------------------------------
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