Form 10-Q
period 2001-10-31
LANVISION SYSTEMS INC
filed 2001-12-06
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001
                                       or

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

     Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of November 30, 2001: 8,894,948.

                                TABLE OF CONTENTS

                                                                                                      Page

Part I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements.............................................   3

            Condensed Consolidated Balance Sheets at October 31, 2001 and January 31, 2001..........   3

            Condensed Consolidated Statements of Operations for the three and nine months
            ended October 31, 2001 and 2000.........................................................   5

            Condensed Consolidated Statements of Cash Flows for the nine months ended
            October 31, 2001 and 2000...............................................................   6

            Notes to Condensed Consolidated Financial Statements....................................   7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations..............................................................................   8

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings.......................................................................  19

Item 3.     Defaults on Senior Securities...........................................................  19

Item 6.     Exhibits and Reports on Form 8-K........................................................  20

            Signatures..............................................................................  20


PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                                    (Unaudited)            (Audited)
                                                                                    October 31,           January 31,
                                                                                       2001                   2001
                                                                                --------------------  ---------------------
Current assets:
    Cash and cash equivalents (restricted by long-term debt agreement)          $     7,920,390        $     8,549,732
    Note receivable                                                                           -                 75,000
    Accounts receivable, net of allowance for doubtful
        accounts of $400,000, respectively                                              673,064              2,080,154
    Unbilled receivables                                                              2,577,124              1,356,413
    Prepaid expenses related to unrecognized revenue                                    113,081                146,428
    Other                                                                               224,054                220,861
                                                                                --------------------  ---------------------
          Total current assets                                                       11,507,713             12,428,588

Property and equipment:
    Computer equipment                                                                1,862,294              2,715,246
    Computer software                                                                   416,762                501,077
    Office furniture, fixtures and equipment                                          1,139,457              1,233,175
    Leasehold improvements                                                              117,795                114,965
                                                                                --------------------  ---------------------
                                                                                      3,536,308              4,564,463
    Accumulated depreciation and amortization                                        (2,959,913)            (3,857,871)
                                                                                --------------------  ---------------------
                                                                                        576,395                706,592
Capitalized software development costs, net of accumulated
  amortization of $1,625,228 and $1,400,228, respectively                             1,139,701                989,701
Other                                                                                   194,273                233,235
                                                                                --------------------  ---------------------
                                                                                $    13,418,082        $    14,358,116
                                                                                ====================  =====================






See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

  Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity

                                                                               (Unaudited)               (Audited)
                                                                               October 31,              January 31,
                                                                                   2001                    2001
                                                                            -------------------      ------------------

Current liabilities:
  Accounts payable                                                          $       280,564          $      464,615
  Accrued compensation                                                              282,063                 306,180
  Accrued other expenses                                                          1,565,747               1,733,631
  Deferred revenues                                                               1,192,545               1,755,938
  Current portion of long-term debt                                               2,000,000               1,000,000
                                                                            -------------------      ------------------
        Total current liabilities                                                 5,320,919               5,260,364

Long-term debt                                                                    3,500,000               5,000,000
Long-term accrued interest                                                        1,892,356               1,442,285

Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                                           -                       -

Stockholders' equity:
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 8,896,500 shares issued                                              88,965                  88,965
  Capital in excess of par value                                                 34,774,070              34,829,406
  Treasury stock, at cost, 1,552 and 17,259 shares, respectively                     (7,383)                (82,038)
  Accumulated (deficit)                                                         (32,150,845)            (32,180,866)
                                                                            -------------------      ------------------
        Total stockholders' equity                                                2,704,807               2,655,467
                                                                            -------------------      ------------------
                                                                            $    13,418,082          $   14,358,116
                                                                            ===================      ==================





See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     Three and Nine Months Ended October 31,

                                   (Unaudited)

                                                                  Three Months Ended                  Nine Months Ended
                                                           ---------------------------------   ---------------------------------
                                                                2001              2000              2001              2000
                                                           ---------------   ---------------   ---------------   ---------------
Revenues:
    Systems sales                                          $   1,763,897     $     999,035     $   3,240,398     $   1,877,970
    Services, maintenance and support                          1,442,407         1,446,180         4,382,430         4,275,786
    Application hosting                                          178,725           201,471           573,507           603,300
                                                           ---------------   ---------------   ---------------   ---------------
        Total revenues                                         3,385,029         2,646,686         8,196,335         6,757,056

Operating expenses:
    Cost of systems sales                                        254,750           256,728           563,328           698,347
    Cost of services, maintenance and support                    861,602           779,360         2,485,918         2,613,150
    Cost of application hosting                                   81,254            84,366           253,801           274,848
    Selling, general and administrative                          878,962           751,513         2,524,898         2,505,471
    Product research and development                             307,865           353,469         1,033,815         1,280,418
                                                           ---------------   ---------------   ---------------   ---------------
        Total operating expenses                               2,384,433         2,225,436         6,861,760         7,372,234
                                                           ---------------   ---------------   ---------------   ---------------
Operating income (loss)                                        1,000,596           421,250         1,334,575          (615,178)
Other income expense:
    Interest income                                               56,899           126,526           234,811           358,487
    Interest expense                                            (559,238)         (508,422)       (1,539,366)       (1,409,370)
    Other income, net                                                  -                 -                 -         1,381,419
                                                           ---------------   ---------------   ---------------   ---------------
Net income (loss)                                          $     498,257     $      39,354     $      30,020     $    (284,642)
                                                           ===============   ===============   ===============   ===============

Basic net income (loss) per common share                   $         .06     $         .00     $         .00     $        (.03)
                                                           ===============   ===============   ===============   ===============
Diluted net income (loss) per common share                 $         .06     $         .00     $         .00     $        (.03)
                                                           ===============   ===============   ===============   ===============

Number of shares used for basic net per common share           8,894,948         8,869,238         8,886,318         8,857,585
                                                           ===============   ===============   ===============   ===============
Number of shares used for diluted net per common share         9,012,469         8,869,238         8,997,726         8,857,585
                                                           ===============   ===============   ===============   ===============




See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Nine Months Ended October 31,

                                   (Unaudited)

                                                                                 2001                2000
                                                                         ------------------   -----------------
Operating activities:
Net income (loss)                                                         $       30,020       $     (284,642)
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
     (Gain) on sale of property and equipment, net                                     -           (1,381,419)
     Depreciation and amortization                                               521,754              662,591
     Increase in long-term accrued interest                                      450,071             (187,091)

Cash provided by (used for) assets and liabilities:

     Accounts and unbilled receivables                                           186,379            2,381,664
     Other current assets                                                         30,154               24,531
     Accounts payable and accrued expenses                                      (376,052)            (848,210)
     Deferred revenues                                                          (563,393)            (101,011)
                                                                         ------------------   -----------------
Net cash provided by (used for) operating activities                             278,933              266,413
                                                                         ------------------   -----------------

Investing activities:
Proceeds from disposal of property and equipment                                  56,301            2,000,000
Purchases of property and equipment                                             (222,857)             (77,984)
Capitalization of software development costs                                    (375,000)            (315,000)
Payment on note receivable                                                        75,000              600,000
Other                                                                             38,962               40,244
                                                                         ------------------   -----------------
Net cash (used for) provided by investing activities                            (427,594)           2,247,260
                                                                         ------------------   -----------------

Financing activities:
Payment of long-term debt                                                       (500,000)                   -
Sale of treasury stock to employee stock purchase plan                            19,319               21,357
                                                                         ------------------   -----------------
Net cash (used for) provided by financing activities                            (480,681)              21,357
                                                                         ------------------   -----------------

(Decrease) increase in cash and cash equivalents                                (629,342)           2,535,030
Cash and cash equivalents at beginning of period                               8,549,732            5,411,920
                                                                         ------------------   -----------------
Cash and cash equivalents at end of period                                $    7,920,390       $    7,946,950
                                                                         ==================   =================

Supplemental cash flow disclosures:

    Interest paid                                                         $    1,046,000       $    1,548,000
                                                                         ==================   =================


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three and nine months ended October 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2002.

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

Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The decrease in cash and cash equivalents results primarily from the payment of $500,000 in long-term accrued interest and $500,000 of principal on the outstanding debt, the purchase of fixed assets and a reduction in deferred revenues and accounts payable, offset to some extent by the decrease in accounts receivable during the first nine months.

The decrease in accounts receivable, net is due to higher collections, during the second and third quarters.

The increase in unbilled receivables results from increased revenues from our remarketing partner, which have not yet been remitted to LanVision.

Other current assets consist of software and hardware awaiting installation (related to unrecognized revenue) and prepaid expenses, including commissions.

The decrease in the cost of computer equipment, computer software and accumulated depreciation results from the disposal of fully depreciated equipment no longer used in the operations of the company.

Other non-current assets consist primarily of prepaid long-term debt closing costs, which are amortized to expense over the life of the loan.

The decrease in accounts payable results primarily from the payment of accounts when due.

The decrease in accrued compensation results primarily from the decrease in the accrual for quarterly bonuses payable under the employee bonus plans.

The decrease in accrued other expenses relates to the settlement of certain obligations during the first nine months.

The decrease in deferred revenues results from the recognition of revenue related to billings to customers recorded prior to revenue recognition.

The increase in long-term accrued interest is net of a special payment of $500,000 of such interest at the time the loan agreement was amended, during the first quarter, to set the financial covenants for fiscal 2001.

Note 4 - STOCK OPTIONS

During the first nine months of the current fiscal year, the Company granted 10,000 stock options under the 1996 Employee Stock Option Plan at an exercise price of approximately $0.87 per share. During the same period 13,500 options were forfeited under all plans. No stock options were exercised during the quarter or first nine months.

Note 5 - EARNINGS PER SHARE

The basic net income per common share is calculated using the weighted average number of common shares outstanding during the period.

The diluted net income per common share calculation, is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of 117,521 and 111,408 stock options and Employee Stock Purchase Plan shares in the third quarter and nine months, respectively, of 2001. The Company had 395,775 option shares outstanding at October 31, 2001 that were not included in the diluted net income per share calculations as the inclusion thereof would be antidilutive.

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

RESULTS OF OPERATIONS

GENERAL

LanVision is an Electronic Medical Records solution provider and a leading supplier of Healthcare Information Access Systems software specializing in connectivity solutions that utilize the power of the Internet/Intranet to link hospitals, physicians, patients and payers to a robust Electronic Medical Record. The Company's products are complementary to existing clinical and financial systems, and use document imaging and workflow tools to ensure end-users can electronically access all the various forms of healthcare information including clinician's handwritten notes, lab reports, photographs, insurance cards, etc. LanVision's solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access information from virtually any location, including the physician's desktop, using thin client, web browser-based technology. Web access to the entire medical record improves physician productivity and reduces administrative costs such as filing, storage, retrieval and upkeep of medical records and clinical costs, such as redundant diagnostic testing. The system enables healthcare providers to access, on a real-time basis, all the various forms of clinical and financial patient information from a single permanent healthcare information repository. The Company's solutions integrate a proprietary document imaging platform, application suites, and image and web-enabling tools, that allow for the seamless merger of "back office" functionality with existing Clinical Information Systems at the desktop. The Company offers a robust document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is optimized for the healthcare industry. In addition to providing the clinician access to information not previously available at the desktop, the Company's applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, the Company has integrated its products with selected systems from Siemens Medical Solutions Health Services Corporation and Cerner Corporation. By offering electronic access to all the components of the Medical Record, this integration completes one of the most difficult tasks necessary to provide a true Computer Based Patient Record. The Company's systems deliver on-line enterprisewide access to fully-updated patient information which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm.

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

With respect to systems sales, the Company earns its highest margins on proprietary LanVision software or Application Service Provider (ASP) application hosting services and the lowest margins on third party hardware. Systems sales to customers may include different configurations of software and hardware, resulting in varying margins among contracts. The margins on professional services revenues are expected to fluctuate based upon the negotiated terms of the agreement with each customer and the Company's ability to fully utilize its professional services, maintenance and support services staff.

Beginning in 1998, the Company began offering customers the ability to obtain its Electronic Medical Record solution on an application hosting basis as an ASP. The Company's ASP division, called ASPeN(SM) (Application Service Provider eHealth Network), established a centralized data center and installed the Company's Electronic Medical Record suite of software, within the data center. Under this arrangement, customers electronically capture information and transmit the data to the centralized data center. The ASP Division stores and manages the data using LanVision's Electronic Medical Record Suite of Applications, and customers can view, print or fax the information from anywhere using the LanVision Web browser-based applications. The ASP division charges and recognizes revenue for these services on a per transaction or subscription basis as information is captured, stored, and retrieved.

In February 2000, the Company sold its centralized data center for $2,900,000. Simultaneous therewith, the Company entered into a one-year service agreement with the buyer. Under the terms of this service agreement, which can be renewed at the sole option of the Company, in exchange for processing fees, the Company will continue to use the data center to provide ASP services to LanVision's current and future customers. The agreement has been renewed through February 2003. Although LanVision sold the data center assets, the Company continues to market and provide its ASP solutions through the data center and intends to utilize other data center service providers.

In August 2000, LanVision entered into an agreement with SmartHealth Services, Inc. (SmartHealth), which allows SmartHealth to utilize LanVision's MicroVision(TM) Electronic Medical Record (EMR) product combined with web-based SmartHealth software to provide affordable, web-based EMR document management and viewing services to hospitals and clinics via the Internet. SmartHealth Services, Inc., in conjunction with its affiliate, Alpharetta, Georgia based Smart Professional Photocopy Corporation, d/b/a Smart Corporation, distribute their services through Smart Corporation's extensive sales distribution network which currently consists of over 1,000 hospitals and 4,600 clinic customers throughout 46 states. LanVision is compensated for use of its software based upon the number of EMR images SmartHealth scans and stores using the MicroVision ASP application. LanVision has not received any substantial revenues from SmartHealth to date, and LanVision is uncertain about future revenues in light of a current contractual dispute with SmartHealth regarding licensing revenues payable to LanVision.

In November 2000, LanVision entered into an agreement with Provider HealthNet Services Inc. (PHNS) a privately held, Dallas, TX based company, which allowed PHNS to offer LanVision's MicroVision EMR product to provide EMR document management and viewing services to PHNS' customer base. PHNS is a healthcare industry information technology and business outsourcing company, which provides information technology and professional management of information systems, medical records and related business processes to hospitals and other healthcare providers on a shared basis to improve healthcare services and reduce costs. The relationship with LanVision allowed PHNS to more effectively use information technology and the LanVision document imaging and management solution for medical records and other business processes to improve healthcare services and reduce costs for its customers. The LanVision ASP services allowed PHNS to offer a state-of-the-art, Application Service Provider-based EMR solution, an offering that contributes to increased process efficiency for medical records functions. To date, LanVision has recorded no revenues from PHNS. The LanVision/PHNS agreement contained a provision that enabled LanVision or PHNS to terminate the agreement should certain financial targets not be met by November 6, 2001. The financial targets were not met. Accordingly, LanVision terminated the PHNS agreement effective November 6, 2001.

In November 2001, LanVision announced that it had signed a letter of intent with 3M Health Information Systems, a division of the Minnesota Mining and Manufacturing Company (3M), to offer remote, web-enabled, internet accessible, medical records coding and abstracting through the integration of codingANYware(SM), LanVision's remote coding product, with 3M Health management technology for patient data abstracting. The planned agreement will provide for the health information management industry's first fully integrated remote coding and data abstracting software solution. 3M's strong reputation for market-leading coding and abstracting products, and LanVision's wealth of experience in document imaging and workflow solutions will make for a truly integrated remote coding and abstracting product and will maximize the efficiency of remote coding operations and streamline billing, thereby reducing a healthcare organization's accounts receivable. The capabilities of the combined 3M and LanVision software will help address the industry's critical shortage of trained coders and abstractors by making it possible to code and abstract medical records from any location outside the hospital. This new software creates an effective tool for recruiting coding personnel who prefer to work from home or for use by remote coding companies who provide outsourcer coding and abstracting services to the healthcare industry.

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

The Company's ASPeN Services, offered by its ASP Division, was designed to overcome obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for Healthcare Information Systems personnel to implement new systems. Customers pay for such services on a transaction or subscription basis, and the centralized data center application is operated and maintained by LanVision personnel and/or its agents. In 1999, the ASP Division signed a four-year contract with The Health Alliance of Greater Cincinnati, a group of five hospitals in the Greater Cincinnati Area, to provide outsourced data center operations of its LanVision Electronic Medical Record System. Management believes more IDN's will utilize this type of ASP application. Additionally, the Company believes its business model is especially well suited for the ambulatory marketplace. LanVision is actively pursuing remarketing agreements with Healthcare Information Systems providers to distribute the Company's ASP solutions.

In 1998, the Company entered into a five-year Remarketing Agreement with Siemens Medical Solutions Health Services Corporation (SMS). Under the terms of the agreement, SMS was granted an exclusive worldwide license to distribute ChartVision(R), On-Line Chart Completion(TM), WebView(TM) and Enterprisewide Correspondence(TM) to the SMS customer base and prospect base, as defined in the agreement, and a non-exclusive license to distribute all other LanVision products. If SMS distributes any other Electronic Medical Record product competing with LanVision's products, the Company may terminate the SMS Remarketing Agreement.

Under the terms of the agreement, SMS remits royalties to LanVision based upon SMS sublicensing the Company's software to SMS's customers. Generally, twenty-five percent of the royalty is due 30 days following the end of the quarter in which SMS executes the end user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty statement. Generally, the remaining 75% of the royalty is due 30 days following the end of the quarter in which SMS commences software implementation activities. The Company records this revenue when the 75% payment due from SMS is fixed and determinable, which is when the software implementation activities commence. Through October 31, 2001, SMS has sold twenty systems to end-users.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter-to-quarter as a result of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers increase. Revenues from ASP application hosting operations are expected to increase over time, as more hospitals outsource services to LanVision's ASP Division, or its remarketing partners begin to utilize the software, and existing customers increase the volume of documents stored on the systems, and the number of retrievals increase.

The Company's revenues and operating results may vary significantly from quarter-to-quarter as a result of a number of other factors, many of which are outside the Company's control. These factors include the relatively high purchase price of a system, unpredictability in the number and timing of systems sales, length of the sales cycle, delays in the installation process and changes in the customer's financial condition or budget and the sales and implementation activities of the remarketing partners. As a result, period to period comparisons may not be meaningful with respect to the past operations of the Company nor are they necessarily indicative of the future operations of the Company.

REVENUES

Revenues for the third fiscal quarter ended October 31, 2001, were $3,385,029, compared with $2,646,686 reported in the comparable quarter of 2000. Revenues for the nine months ended October 31, 2001, were $8,196,335, compared with $6,757,056 reported in the comparable period of 2000. The increase for the quarter and the first nine months is due to increases in LanVision software revenues from new contracts and implementation of existing contracts through our remarketing partner. Notwithstanding the increase in revenues for the first nine months of fiscal 2001, LanVision believes that the current market opportunity for its products is significantly greater then the current revenues would suggest because many healthcare organizations continue to defer new software purchases until final Federal Health Privacy Regulations are promulgated, to comply with the requirements of HIPAA (Health Insurance Portability and Accountability Act of 1996). Although the HIPAA regulations have been promulgated, many hospitals continue to formulate their implementation options for compliance with HIPAA and purchase decisions for EMR products have been postponed because of HIPAA and for many other reasons, including budgetary constraints.

Additionally, healthcare institutions are assessing and implementing many new technologies. Although many of these systems do not compete with LanVision products, these systems do compete for capital budget dollars and the available time of information systems personnel within the healthcare industries. However, management continues to believe that revenue from its Remarketing Agreement with SMS will continue to increase in the future since LanVision's product has been fully integrated with the SMS product. LanVision continues to pursue indirect sales channel opportunities through strategic business partner relationships to expand its distribution opportunities. In addition, our Web browser-based ASP application, which is currently available and in production with our customers and available, through our resellers, should further enhance revenues through software royalties to LanVision with minimal additional cost. Both Remarketing and Reseller Agreements should continue to represent a greater percentage of the Company's total revenues in the future.

Many healthcare organizations are beginning to plan additional information technology projects following Year 2000 remediation and in anticipation of HIPAA compliance. The HIPAA Regulations are a series of standards that are intended to regulate the way health information is secured and transmitted. A recent healthcare industry report (Fitch IBCA, Duff & Phelps) stated that in order to comply with the HIPAA healthcare information electronic transmission regulations, healthcare systems will need to adjust existing systems or purchase new information technology systems, hire and retrain staff, and make significant changes to the current processes associated with maintaining patient privacy, the cost of which is estimated to be somewhere between three to four times the amount of expenditures required for Year 2000 remediation, or an amount in excess of $25 billion. LanVision believes its highly evolved, secure and technologically advanced Web browser-based solutions will position the Company to take advantage of, what we continue to believe will be, significantly increasing market opportunities for LanVision and its strategic distribution partners in the future.

After an agreement is executed, LanVision does not record revenues until it delivers the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Accordingly, significant variations in revenues can result as was more fully discussed above under "Uneven Patterns of Quarterly Operating Results." Three customers, excluding our remarketing partner SMS, accounted for approximately 20% of the revenues for the third quarter of 2001 compared with 44%, of revenues in the comparable period of the prior year. Three customers, excluding our remarketing partner SMS, accounted for approximately 22% of the revenues for the first nine months of 2001 compared with 36%, of revenues in the comparable period of the prior year. Revenue from SMS accounted for approximately $1,370,000 and $2,315,000, for the three months and nine months, respectively, ended October 31, 2001, compared with approximately $98,000 and $532,000 for the three months and nine months, respectively, in the comparable periods of the prior year. SMS accounted for approximately 40% of the revenues for the third quarter of 2001 compared with approximately 3%, of revenues in the comparable period of the prior year. SMS accounted for approximately 28% of the revenues for the first nine months of 2001 compared with approximately 8%, of revenues in the comparable period of the prior year. The increase in SMS revenue results from new sales and increased software implementations in the current periods compared with the prior comparable periods.

OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the third quarter and first nine months of fiscal 2001 were 14% and 17%, respectively. The cost of systems sales as a percentage of systems sales for the third quarter and first nine months of fiscal 2000 were 26% and 37%, respectively. The lower percentage of cost of sales reflects higher margins on greater volume of LanVision software revenues and less hardware sold during the current periods compared to the comparable prior periods, which had lower software revenues.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 60% and 57% for the third quarter and first nine months, respectively, of fiscal 2001. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 54% and 61% for the third quarter and first nine months, respectively, of fiscal 2000. The Company's support margins are highest on LanVision's proprietary software. Accordingly, margins are expected to improve as more customers are added. The professional services costs increased in the current quarter due to higher use of outside consultants for specific projects and decreased in the first nine months due to increased overall staff utilization and lower third party maintenance costs.

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

Cost of Application Hoisting Operations

The cost of Application Hosting operations was significantly reduced with the sale of the data center. The Company now incurs expenses only for the outsourcing services it uses which are directly related to the Application Hosting Revenues generated by the ASP Division.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the third quarter of fiscal 2001, Selling, General and Administrative expenses increased to approximately $879,000 compared with approximately $751,000 in the comparable prior quarter, and increased in the first nine months to approximately $2,525,000 compared with approximately $2,505,000 in the comparable prior period. The increase in Selling, General and Administrative expenses in the third quarter is due to increases in corporate expenses, especially professional fees. The Company has gradually reduced its direct sales staff as the Company focuses its sales efforts on indirect distribution through its current and future Remarketing, Reseller and ASP strategic business Partners. However, the Company may increase its direct sales force in the foreseeable future as market opportunities arise.

Product Research and Development

Product research and development expenses consist primarily of: compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the third quarter and first nine months, research and development expenses were approximately $308,000 and $1,034,000, respectively, compared with approximately $353,000 and $1,280,000, respectively, in the comparable prior quarter and first nine months. The decrease results primarily from lower staff costs and occupancy related expenses. The Company monitors closely its Research and Development projects, and augments, with contract programmers, its Research and Development staff, as necessary, to ensure timely completion of its development of new products or enhancements to existing products. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $375,000 of product research and development costs for the first nine months of fiscal 2001 and $315,000 of product research and development cost for the first nine months of fiscal 2000. The capitalized costs relate primarily to LanVision's two new products, accessANYware(SM), which is in controlled general release and codingANYware, which is under development and is expected to be released in the first quarter of fiscal 2002.

Operating income (loss)

The operating income for the third quarter of fiscal 2001 was $1,000,596 compared with $421,250 in the third quarter of fiscal 2000. The operating income for the first nine months of fiscal 2001 was $1,334,575 compared to an operating loss of $615,178 in the comparable prior period. The $1,949,753 increase in the year-to-date operating income results primarily from: (1) continued stringent cost controls which resulted in decreased operating expenses of approximately $510,000, and (2) increased revenues of approximately $1,439,000, primarily software licensing revenues.

Interest income consists primarily of interest on invested cash. The decrease in interest income results from lower interest rates on lower cash balances.

Interest expense relates to the long-term debt.

Net income (loss)

The net income for the third quarter of fiscal 2001 was $498,257 ($.06 per share) compared with net income of $39,354 ($.00 per share) in the third quarter of fiscal 2000. The net income for the first nine months of fiscal 2001 was $30,020 ($.00 per share) compared with a net loss of $284,642 ($.03 per share) in the first nine months of fiscal 2000. Excluding the gain on the sale of the data center from the first quarter of the prior year, the net loss for the first nine months of fiscal 2000 would have been $1,666,061. This $1,696,081 improvement in net income, results primarily from: (1) the continued stringent cost controls in all areas, (2) the sale of the data center which reduced the ongoing operating expenses of the ASP Division and (3) increased revenues of approximately $1,439,000, as discussed above.

Notwithstanding the less than anticipated number of new customer agreements signed in the past, management continues to believe that the healthcare document imaging and workflow market is going to be a significant market, as evidenced by five new sales by our remarketing partner in the third quarter. Management believes it has made, and continues to make, the investments in the talent and technology necessary to establish the Company as the leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth primarily through third party distributors and strategic business remarketing partners.

Since commencing operations in 1989, the Company has incurred operating losses. Although the Company achieved profitability in fiscal years 1992, 1993, 2000 and currently anticipates profitability for 2001, the Company incurred a net loss in fiscal years 1994 through 1999. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon maintaining current revenues. Notwithstanding the volatility of quarter-to-quarter results, our year-to-date profitability and the prospect of adding additional strategic business partners to increase our distribution opportunities, we believe, should enable LanVision to continue to improve operating profitability for the foreseeable future.

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

LanVision has no significant obligations for capital resources, other than noncancelable operating leases in the total amount of approximately $170,000, payable over the next two years.

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

At October 31, 2001, LanVision had cash and cash equivalents of $7,920,390. Cash equivalents consist primarily of overnight bank repurchase agreements and short-term commercial paper. Under the terms of its loan agreement, as amended, LanVision has agreed to maintain a minimum cash and cash equivalent balance of $5,300,000. During fiscal 2001, $1,000,000 of long-term debt is required to be repaid to the lender, $500,000 quarterly, commencing October 1, 2001, and annually, thereafter at a rate of $2,000,000 per year to maturity.

LanVision has significantly reduced its operating expenses during the last two fiscal years, and believes it will continue to improve operating results in fiscal 2001. However, based upon current expenditure levels and in the absence of increased revenues, LanVision could continue to operate at a loss. Accordingly, for the foreseeable future, LanVision will need to continually assess its revenue prospects compared to its current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to further reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require lender approval. However, there can be no assurance LanVision will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse effect on future operating performance. However, at this time, LanVision believes that it should be able to increase its revenues in fiscal 2001 and beyond, notwithstanding the uneven pattern of quarterly revenues as discussed above.

To date, inflation has not had a material impact on LanVision's revenues or expenses. Additionally, LanVision does not have any significant market risk exposure at October 31, 2001.

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

At October 31, 2001, the Company's and SMS' customers had entered into master agreements for systems and services (excluding support and maintenance and transaction based revenues for the ASP Division), which had not yet been delivered, installed and accepted which, if fully performed, would generate revenue of approximately $3,209,000, compared with approximately $4,255,000 at the end of fiscal 2000. The systems and services are currently expected to be delivered over the next two to three years. In addition, the Company anticipates approximately $1,900,000 in transaction-based fee revenues for the ASP Division's current clients over the next two years. Because systems implementations and Application Hosting ASP fees are dependent upon the customer's schedule and / or usage, the Company is unable to accurately predict the amount of revenues in future periods.

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


                                  LANVISION SYSTEMS, INC.


DATE:   December 5, 2001          By:  /s/ J. BRIAN PATSY
      ---------------------       ---------------------------------------------
                                       J. Brian Patsy
                                       Chief Executive Officer and
                                       President


DATE:   December 5, 2001          By:  /s/ PAUL W. BRIDGE, JR.
      ---------------------       ---------------------------------------------
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