Form 10-K
period 2002-01-31
LANVISION SYSTEMS INC
filed 2002-04-29
CIK 1008586

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002

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

                                   ----------

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by The Nasdaq Stock Market for the Registrant's Common Stock on April 22, 2002, was $13,083,213.00.

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of April 22, 2002: 8,913,947.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended January 31, 2002, are incorporated by reference into Part II of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Annual Report is not deemed to be filed as a part hereof.

Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2002, are incorporated by reference into
Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as a part hereof.

                                   ----------

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in the sections entitled "Item 1. Business" and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

                                   ----------

PART I

ITEM 1.  BUSINESS


General

LanVision Systems, Inc. ("LanVision"(TM) or the "Company") is an Electronic Medical Record solution provider and a leading supplier of Healthcare Information Access Solutions specializing in connectivity solutions that utilize the power of the Internet/Intranet to link hospitals, physicians, patients and payers to a robust Electronic Medical Record. LanVision's products are complementary to existing clinical and financial systems, and use document imaging and workflow tools to ensure end-users can electronically access both "structured" and "unstructured" patient data and all the various forms of healthcare information including clinician's handwritten notes, lab reports, photographs, insurance cards, etc. LanVision's solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access information from virtually any location, including the physician's desktop, using Web browser-based technology. Web access to the entire medical record improves physician productivity and reduces administrative costs such as filing, storage, retrieval and upkeep of medical records and clinical costs, such as redundant diagnostic testing. The system enables healthcare providers to access, on a real-time basis, all the various forms of clinical and financial patient information from a single permanent healthcare information repository. LanVision's solutions integrate a proprietary document imaging platform, application suites, and image and Web-enabling tools, that allow for the seamless merger of "back office" functionality with existing Clinical Information Systems at the desktop. LanVision offers a robust document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is optimized for the healthcare industry. In addition to providing the clinician access to information not previously available at the desktop, LanVision's applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, LanVision has integrated its products with selected systems from Siemens Medical Solutions Health Services Corporation
(SMS), Cerner Corporation and will soon integrate its products with IDX Information Systems Corporation (IDX) applications. By offering electronic access to all the components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Computer Based Patient Record. LanVision's systems deliver on-line enterprisewide access to fully-updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm.

Historically, LanVision has derived its revenues from systems sales involving the licensing, either directly or through remarketing partners, of its Electronic Medical Record solution to Integrated Healthcare Delivery Networks
(IDN). In a typical transaction, LanVision, or its remarketing partners, enter into a perpetual or term license or fee-for-service agreement for LanVision's Electronic Medical Record software suite and may license or sell other third-party software and hardware components to the IDN. Additionally, LanVision, or its remarketing partners provide professional services, including implementation, training and product support.

With respect to systems sales, LanVision earns its highest margins on proprietary LanVision software or application-hosting services and the lowest margins on third-party hardware. Systems sales to customers may include different configurations of software and hardware, resulting in varying margins among contracts. The margins on professional services revenues fluctuate based upon the negotiated terms of the agreement with each customer and LanVision's ability to fully utilize its professional services, maintenance and support services staff.

Beginning in 1998, LanVision began offering customers the ability to obtain its Electronic Medical Record solution on an application-hosting basis as an Application Service Provider (ASP). LanVision's ASP Division, established a centralized data center and installed LanVision's Electronic Medical Record suite, called ASPeN (Application Service Provider eHealth Network) within the data center. Under this arrangement, customers electronically capture information and transmit the data to the centralized data center. The ASP Division stores and manages the data using LanVision's Electronic Medical Record suite of applications, and customers can view, print or fax the information from anywhere using the LanVision Web-based applications. The ASP Division charges and recognizes revenue for these services on a per transaction or subscription basis as information is captured, stored, and retrieved.

In February 2000, LanVision sold its centralized data center for $2,900,000. Simultaneously therewith, LanVision entered into an annual service agreement with the buyer. Under the terms of this service agreement, which can be renewed annually at the sole option of the Company, in exchange for processing fees, LanVision will continue to use the data center to provide ASP services to LanVision's current and future customers. Although LanVision sold the data center assets, LanVision continues to market its ASP solutions. LanVision continues to provide its ASP solutions through the data center and intends to utilize other data center service providers.

In August 2000, LanVision entered into an agreement with SmartHealth Services, Inc. (SmartHealth), which allows SmartHealth to utilize LanVision's MicroVision Electronic Medical Record (EMR) product combined with Web-based SmartHealth software to provide affordable, Web-based EMR document management and viewing services to hospitals and clinics via the Internet. SmartHealth Services, in conjunction with their affiliate Alpharetta, Georgia based Smart Professional Photocopy Corporation d/b/a Smart Corporation, distributes their services through Smart Corporation's extensive sales distribution network which currently consists of over 1,000 hospitals and 4,600 clinic customers throughout 46 states. LanVision is compensated for use of its software based upon the number of EMR images SmartHealth scans and stores using the MicroVision application. To date, the revenues from SmartHealth have not been significant and LanVision is unable, at this time, to determine the magnitude of future revenues.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. Since inception, LanVision has experienced extended sales cycles, which has adversely affected revenues. It is common for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter-to-quarter operating results. These agreements cover the entire implementation of the system and specify the implementation schedule, which typically takes place in one or more phases. The agreements generally provide for the licensing of LanVision's proprietary software and third-party software with a perpetual or term license fee that is adjusted depending on the number of concurrent users or workstations using the software. Third-party hardware is sold outright, with a one-time fee charged for installation and training. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with LanVision's ASPeN Services solution, the Application-hosting Services agreements generally provide for utilizing LanVision's software and third-party software on a fee per transaction or subscription basis.

The ASPeN Services Division was designed to overcome obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for Healthcare Information Systems personnel to implement new systems. Customers pay for application-hosting services on a per transaction or subscription basis, and the centralized data center applications are operated and maintained by LanVision personnel and/or its agents. In 1999, the ASPeN Services Division signed a four-year contract with The Health Alliance of Greater Cincinnati, a group of five hospitals in the Greater Cincinnati Area, to provide outsourced data center operations of its LanVision Electronic Medical Record solution. LanVision believes that more IDN's will begin to look for this type of ASP application. LanVision believes its business model is especially well suited for the ambulatory marketplace and is actively pursuing remarketing agreements, in addition to those discussed below, with other Healthcare Information Systems providers to distribute LanVision's Electronic Medical Record solution.

In 1998, LanVision entered into a five year Remarketing Agreement with Siemens Medical Solutions Health Services Corporation. Under the terms of the Agreement, SMS was granted an exclusive worldwide license to distribute ChartVision, On-Line Chart Completion, WebView and Enterprisewide Correspondence to the SMS customer base and prospect base, as defined in the Agreement, and a non-exclusive license to distribute all other LanVision products. If SMS distributes any other Electronic Medical Record product competing with LanVision's products, LanVision may terminate the SMS Remarketing Agreement.

In January 2002, LanVision entered into a five year Remarketing Agreement with IDX Information Systems Corporation. Under the terms of the agreement, IDX was granted a non-exclusive worldwide license to distribute accessANYware, codingANYware when it becomes available, and ASPeN services to IDX customers and prospective customers, as defined in the Agreement. No revenues from IDX have been recorded to date.

In December 2001, a letter of intent was signed by 3M Health Information Systems, division of 3M, whereby 3M and LanVision will enter into a referral marketing agreement for its new product codingANYware, the terms and conditions of which are in the final stages of negotiation. Revenues from this agreement are expected to begin after the general release of codingANYware, in 2002.


Healthcare Industry Background

Healthcare expenditures continue to grow at a significant rate and are projected to total $2.2 trillion and reach 16.2% of the U.S. Gross Domestic Product by 2008. In response to this growth, the healthcare industry is undergoing significant change as competition and cost-containment measures imposed by governmental and private payers have created significant pressures on healthcare providers to control healthcare costs while providing quality patient care. At the same time, the healthcare delivery system is experiencing a shift from a highly fragmented group of non-allied healthcare providers to integrated healthcare networks, which combine all of the services, products and equipment necessary to address the needs of healthcare customers. As a result, healthcare providers are seeking to cut costs, increase productivity and enhance the quality of patient care through improved access to information throughout the entire hospital or integrated healthcare network.

Today, the majority of the patient records are paper-based. The inefficiencies of paper-based records increase the cost of patient care. Physicians often cannot gain access to medical records at the time of patient visits, and multiple users cannot simultaneously access the record when only a single copy of the paper-based patient record is available. Based upon LanVision's experience in installing its systems, a typical 500 bed hospital can produce 15,000 to 20,000 pages of new patient information each day even with computerized admission, billing, laboratory and radiology systems, and individual physician document retrieval requests can be as high as 100 documents per physician per day. The volume of medical images in the patient record is expanding as well. In addition to images such as x-rays and CAT scans, new image forms such as digitized slides, videos and photographs proliferate. Thus, the ability to store and retrieve images of voluminous paper records and medical images on a timely basis is a critical feature of a complete Computerized Patient Record ("CPR").

In order to simultaneously reduce costs and enhance the level of patient care, hospitals and other healthcare providers are requiring comprehensive, cost-effective information systems that deliver rapid access to fully updated and complete patient information. Traditional Healthcare Information Systems are inadequate because: (i) they do not capture large amounts of the patient records which are paper-based and stored in various sites throughout the enterprise;
(ii) computerized patient data is generated using a variety of disparate systems which cannot share information; and (iii) multimedia medical information such as x-rays, CAT scans, MRI's, video and audio information are frequently inaccessible at the point of patient care. Accordingly, hospitals and other healthcare providers have begun to increase their information systems expenditures. In the eleventh Annual Healthcare Information and Management Systems Society ("HIMSS") Leadership Survey, healthcare business issues were driving Information Technology priorities with over half of the respondents indicating that cost pressures would continue to be a driving force in improving operational efficiencies. Included in the top ten Information Technology priorities was the implementation of Computerized Patient Records. Respondents believe that implementing eHealth and HIPAA (Health Insurance Portability and Accountability Act of 1996) strategies (See Regulations Relating to Confidentiality below.) will consume most of the Information Technology budget, because use of interactivity/eHealth solutions has become a competitive advantage. Providers, payers and suppliers know that the consequences of ignoring an eHealth Strategy will result in the loss of market share.

LanVision believes that the new HIPAA regulations will be an impetus for IDN's to begin seriously looking at LanVision products and services as a means of ensuring compliance with the new Federal regulations. A Medical Records Institute annual survey of Electronic Health Records Trends and Usage reported that one of the more interesting findings indicated that forty-one percent of the 299 respondents indicated that they were considering implementing an electronic patient record via an Application Service Provider (such as LanVision) over the next two years (2002 & 2003). In addition, many of the respondents indicated that they were looking toward the ASP to provide connectivity to departmental systems, payers and health plans.

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

Also, a HIMSS Leadership Survey indicated that 69% of the survey respondents were interested in outsourcing Information Technology functions in ASP services. Additionally, the Information Technology individuals responding to the HIMSS Leadership Survey indicated that security related to patient records to meet HIPAA regulations was the second most important Information Technology priority within their institutions. The number one priority was to deploy Internet technology to support eHealth by moving healthcare transactions to the Web and enhancing Web-based disease management within the community.

In addition to mandated Health Insurance Portability and Accountability Act of 1996 Federal regulations, the healthcare industry is being strongly encouraged by many professional medical organizations to make greater use of information technology. A report by the Institute of Medicine ("IOM") of the National Academies, entitled "To Err is Human: Building a Better Health System," envisioned a revamped system that, among other things, makes greater use of information technology to enable providers and institutions to move away from paper-based medical record systems to take advantage of new information technology. The American Medical Association, American Academy of Family Physicians, American College of Physicians, American Society of Internal Medicine, and the American College of Surgeons, issued a joint statement supporting the IOM recommendations.


Regulations Relating to Confidentiality

Federal and state laws regulate the confidentiality of patient records and the circumstances under which such records may be released. These regulations govern both the disclosure and use of confidential patient medical record information. Regulations governing electronic health data transmissions are evolving rapidly and are often unclear. On August 22, 1996, the President signed the Health Insurance Portability and Accountability Act of 1996. This legislation required the Secretary of Health and Human Services (the "Secretary") to adopt national standards for certain types of electronic health information transactions and the data elements used in such transactions and to adopt regulations to ensure the integrity and confidentiality of health information. The Secretary has issued final regulations as to Transactions and Code Sets and Privacy, which are scheduled to go into effect in 2003. Compliance with the new regulations will be required within 24 to 36 months after the effective date. However, additional HIPAA regulations, such as the proposed Security Rule regulations and interpretations, are expected to be released in the future. LanVision believes that the regulations issued to date would not have a material adverse affect on its business. LanVision cannot predict the potential impact of the regulations that have not yet been released or any other regulations that might be adopted. Congress may adopt legislation that may change, override, conflict with or preempt the currently issued regulations. Additionally, legislation governing the dissemination of medical record information is also frequently proposed and debated at the state level. These laws or regulations, when adopted, could restrict the ability of customers to obtain, use or disseminate patient information.

LanVision believes that the features and architecture of LanVision's products are such that it should be able to make the necessary modifications to its products, if required, to ensure continuing compliance with HIPAA, and other legislation or regulations. However, if the regulations are unduly restrictive, this could cause delays in the delivery of new versions of products and adversely effect the licensing of LanVision's products. Overall, LanVision believes the HIPAA regulations will stimulate healthcare organizations to purchase computer-based patient medical record systems that automate the collection and use of medical record information, while maintaining appropriate security over the information. However, there can be no assurance that an increase in the purchase of new systems or additional use of LanVision application-hosting services will occur.


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


Changes and Consolidation in the Healthcare industry

LanVision derives substantially all of its revenues from the licensing of Medical Records software and providing application-hosting ASP services within the healthcare industry. Accordingly, the success of LanVision is dependent upon the regulatory and economic conditions in the healthcare industry. Many healthcare providers are consolidating to establish integrated delivery networks to take advantage of economies of scale, greater marketing power and greater leverage in negotiating with venders who supply the industry with the goods and services they require. The impact of such consolidations LanVision believes, will benefit the Company as more healthcare organizations investigate methods to streamline operations, reduce costs and improve the quality of patient care through the use of information technology, especially in the paper intensive area of Medical Records.


Key personnel

LanVision's success depends, to a significant degree, on its management and technical personnel. LanVision must recruit, motivate and retain highly skilled managers, consulting and technical personnel, including application programmers, database specialists, consultants and system architects skilled in the technical environments in which LanVision's products operate. Competition for such technical expertise is intense.


Limited Protection of Proprietary Technology

The success of LanVision depends on the protection of its intellectual property rights relating to its proprietary technology. LanVision relies on a combination of trade secret laws, copyrights and restrictions on the disclosure of its intellectual property. Notwithstanding these precautions, others may copy, reverse engineer or design independently, technology similar to LanVision's products. It may be necessary to litigate to enforce or defend LanVision's proprietary technology or to determine the validity of the intellectual property rights of others. LanVision could also be required to defend itself against claims made by third parties for intellectual property right infringement. Any litigation, could be successful or unsuccessful, may result in substantial cost and require significant attention by management and technical personnel. LanVision is currently litigating two cases to protect LanVision's proprietary technology that it believes is being used by others. The outcome of the litigation is presently not determinable. However, LanVision believes that its claims are valid and can be substantiated. The remedies and damages, if any, are not presently determinable.


Warranties

LanVision's products are very complex and may not be error free, especially when first released. Failure of any LanVision product to operate in accordance with its specifications and documentation could constitute a breach of the license agreement and require LanVision to correct the deficiency. If such deficiency could not be corrected in a timely manner, it could constitute a material breach of a contract allowing the termination thereof and possible subjecting LanVision to liability.


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

LanVision believes that the principal competitive factors in its market are customer recommendations and references, company reputation, system reliability, system features and functionality (including ease of use), technological advancements, customer service and support, breadth and quality of the systems, the potential for enhancements and future compatible products, the effectiveness of marketing and sales efforts, price and the size and perceived financial stability of the vendor. In addition, LanVision believes that the speed with which companies in its market can anticipate the evolving healthcare industry structure and identify unmet needs are important competitive factors. There can be no assurance that LanVision will be able to compete successfully in the future against existing or potential competitors.

LanVision believes that its principal competitors are: American Management Systems, Incorporated; Cerner Corporation, IMNET Systems, Inc. (a subsidiary of McKesson HBOC, Inc.); MedPlus, Inc. (a subsidiary of Quest Diagnostics Incorporated) and Intelus Corporation (a subsidiary of Eclipsys Corporation).


The LanVision Solution

LanVision's Healthcare Information Access Systems provide Electronic Medical Record solutions for the patient information access needs of hospitals and integrated healthcare delivery networks. LanVision's systems enable medical and administrative personnel to rapidly and efficiently capture, store, manage, route, retrieve and process vast amounts of clinical and financial patient information.

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

LanVision's Healthcare Information Access Systems provide financial, administrative, and clinical benefits to the healthcare provider and facilitate more effective patient care. These benefits include: improved access to patient information to assist in making informed clinical and financial decisions; reduced costs for administrative personnel due to increased workflow efficiency, as data can be routed within an organization to all users who need to process that information simultaneously or in sequence as required; increased productivity through the elimination of file contention by providing multiple users simultaneous access to patient medical records; reduced costs and improved care through the reduction of unnecessary testing and admissions; improved cash flow through accelerated account receivable collections and reductions in "technical denials" (which occur when a third-party payer refuses payment because of the provider's inability to substantiate billing claims due to loss of portions or all of the patient record); expedited treatment decisions, and fewer redundant tests as a result of timely access to complete information; fewer medical record errors by minimizing misfiled, lost and improperly completed records; and increased security of patient information through improved controls on access to confidential data and the creation of audit trails that identify the persons who accessed or even tried to access such information.

In 1998, LanVision successfully launched its ASP Division that utilizes LanVision's Web browser-based technology ASPeN(SM) (Application Service Provider eHealth Network) to deliver patient information via a secure Internet/Intranet from a remote central data center to anyone with access to the healthcare network on a real-time basis. (See Application Service Provider
Application-hosting Services below.)


The LanVision Strategy

LanVision's objective is to continue to be a leading provider of Healthcare Information Access Systems, which provide Electronic Medical Record solutions to the healthcare industry. Important elements of LanVision's business strategy include:


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

In 1998, LanVision took a major step forward in improving and expanding its sales distribution when it entered into a five year Remarketing Agreement with Siemens Medical Solutions Health Services Corporation, one of the leading providers of information technology to the healthcare industry. SMS serves more than 3,500 healthcare organizations throughout North America and Europe, and will sell LanVision's Electronic Medical Record imaging/management and workflow products as an integrated component of the SMS(R) NOVIUS(R) product line.

In January 2002, LanVision entered into a five year Remarketing Agreement with IDX Information Systems Corporation, which offers a wide variety of patient care products to integrated delivery networks, group practices, academic medical centers, radiological centers and hospitals nationwide. IDX has installed its products at more than 2,600 customers sites with systems deployed to serve over 120,000 physicians. Under the terms of the agreement, IDX was granted a non-exclusive worldwide license to distribute accessANYware, codingANYware when it becomes available, and ASPeN services to IDX customers and prospective customers, as defined in the Agreement. IDX's will sell LanVision's Electronic Medical Record imaging/management and workflow products as an integrated component of the IDX clinical information systems, which IDX can remarket as an integrated solution with either IDX product Carecast(TM) or LastWord(R).

In December 2001, a letter of intent was signed by 3M Health Information Systems, division of 3M, whereby 3M and LanVision will enter into a referral marketing agreement for its new product codingANYware, the terms and conditions of which are in the final stages of negotiation. LanVision will imbed the 3M Health Record Management Software for Medical records abstracting within its codingANYware product.

In December 2001, LanVision entered into an agreement with Iron Mountain Incorporated, a leader in records and information management services, in which LanVision will integrate its document imaging products with Iron Mountain's Digital Archives Services and develop joint marketing programs.

It is LanVision's intention to develop additional remarketing alliances with other Healthcare Information Systems vendors and to explore other means of expanding LanVision's distribution channels.


Application Service Provider Application-hosting Services

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

Maintain Technological Leadership Through the Development of New Software Applications and Increased Functionality of Existing Applications

LanVision intends to continue its product development efforts and increase the functionality of existing applications along with the development of new applications using document imaging and workflow technologies. In particular, LanVision intends to increase the functionality of its Web browser-based applications. LanVision has continued to added new features and functionality to its Electronic Medical Record solution suite of products, including new security modules, multi-entity support, non-patient folders, etc.

LanVision has released its newest product, accessANYware(SM), a Web browser-based application with a Graphical User Interface that includes the best features of LanVision's entire product portfolio, including AccountVision(TM). AccessANYware utilizes a common database for medical records and patient accounting, thereby improving system administration and eliminating redundant data entry.

Currently, LanVision is also developing codingANYware(SM) a new product that will provide workflow automation of the coding and abstracting process by allowing hospital personnel to electronically access documents to be coded and abstracted from remote locations, including the employee's home. CodingANYware may also be integrated with third-party encoding or abstracting software, such as 3M, thus avoiding redundant data entry.

LanVision believes only the most robust, flexible, dependable products will survive in the healthcare market, and LanVision has attempted to establish itself as the leader in document imaging/management and workflow applications through strong product development.


Image-Enable Clinical Data Repositories and Other Applications Software

Today, healthcare information is often stored on numerous dissimilar host-based and departmental systems that are spread throughout an enterprise and are not integrated. Additionally, these current systems do not address the data stored on paper or the increasing volume of medical images such as x-rays, CAT scans, digitized slides, exploratory scopes, photographs, audio, etc. LanVision believes the efficiencies and productivity of hospitals and integrated healthcare delivery networks can be greatly enhanced by seamlessly integrating their historical information systems with document imaging and workflow applications. Physicians, clinicians and other healthcare users then have access to the complete patient record, including the structured data, such as a lab result, and the related unstructured data, such as an x-ray or a doctor's hand written notes. LanVision has image-enabled many popular Clinical Data Repositories, such as those offered by Oacis Healthcare Holdings Corp., IDX Information Systems Corporation, and Cerner Corporation. LanVision is marketing image-enabling technology through its OmniVision(TM), WebView and LV Application Bridge products.

LanVision intends to continue to aggressively market its unique image-enabling solutions to end-users and other third-party software application providers. LanVision has several large scale, Enterprisewide image enabled sites, including over 3,500 workstations at Memorial Sloane-Kettering Cancer Center.


Systems and Services

LanVision's systems employ an open architecture that supports a variety of operating systems, including Microsoft Windows, Windows 95, 98, NT and 2000 and UNIX. LanVision's systems can be configured with various hardware platforms, including INTEL-compatible personal computers, IBM RS/6000 and Hewlett-Packard 9000. LanVision's systems include a graphical user interface designed specifically by LanVision for physicians and other medical and administrative personnel in hospitals and integrated healthcare networks. LanVision's systems operate on multiple imaging platforms, including SMS, FileNet and Kofax. LanVision's Healthcare Information Access Systems incorporate advanced features, including workflow and security features that allow customers to restrict direct access to confidential patient information, secure patient data from unauthorized indirect access and have audit trail features.


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

-  workflow-based automated release of information and billing,

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

For maximum flexibility, the most current LanVision family of products and services is made up of five distinct offerings: The accessANYware Application Suite, codingANYware, The LanVision Application Bridge, The Foundation Suite, and ASPeN, our ASP-based Electronic Medical Record services.

THE ACCESSANYWARE APPLICATION SUITE...a Web browser-based application suite

accessANYware is LanVision's fifth-generation Web-based Electronic Medical Record application that provides authorized users with access to all the various forms of patient health information from a single point of entry. It allows authorized users to perform document searching, retrieval, viewing, processing, printing and faxing, as well as report generation ...all from a single login. COMPLETIONANYWARE is an integrated module of accessANYware that provides analysts and clinicians the ability to remotely analyze and complete deficient records. In addition to a single login, accessANYware delivers a single user interface and integrated database. Therefore, from a single login to the system, users with appropriate security have the ability to search and retrieve information regarding patients and cases (for chart analysis), view, print and fax patient documents, as well as analyze or complete deficient documents, via the completionANYware module. The functions presented to the user vary with the user's security. For example, if the user is a clinician, he/she is presented with an inbox function that displays a list of incomplete charts (awaiting completion) and a list of "linked" patients assigned to them. The clinician then has the option to complete deficient charts, or retrieve patient information, via searching or by clicking on the "linked" patients within their inbox. This access may occur from any workstation within the facility, the physician's office, or some other remote site. With proper security the user is able to view, print and fax patient information.

LanVision clients also have the option of further enhancing the productivity of their operations through the addition of the ENTERPRISEWIDE CORRESPONDENCE (EWC) module. EWC fulfills internal and external requests for information and allows for automatic invoicing capability. It also provides the ability to electronically search for, print, mail or fax information to third parties that request copies of patient records.

CODINGANYWARE...coding capabilities, anywhere, anytime

Due to an acute shortage of available coding personnel, there currently exists a great demand for solutions to attract and retain qualified coders and to make the coding process more efficient. In May of 2002, LanVision will introduce codingANYware, which will provide workflow automation of the coding and abstracting process by allowing hospital personnel to electronically access documents to be coded and abstracted from remote locations, including the employee's home. codingANYware may also be integrated with third-party encoding or abstracting software, avoiding redundant data entry.

THE LANVISION APPLICATION BRIDGE (LVAB)...an image-enabling tool

LVAB supports powerful image-enabling and workflow technology that allows healthcare users to immediately and simultaneously access any patient information, including multimedia and paper-based information, through their existing third-party clinical or billing applications. As a result, any application across the entire enterprise can be image-enabled, including the host Healthcare Information Systems, Patient Billing Systems, Clinical Data Repositories and others. When the Clinical Data Repository is image-enabled, users can access any piece of information on the same workstation and from the same screen display, including the point of patient care. This means users can view traditional electronic data and images simultaneously on the same screen without signing in and out of multiple applications.

THE FOUNDATION SUITE...the document imaging/management infrastructure middleware

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

ASPeN...Application Service Provider eHealth Network

LanVision's ASPeN, ASP-based Electronic Medical Record and Business Office Services, offers healthcare providers an even more cost-effective solution to manage patient information. Through its use of Internet/Intranet technology, ASPeN helps hospitals and integrated delivery networks overcome the barriers of high capital and start-up costs as well as the technological burdens of implementing a document imaging/management and workflow system. ASPeN delivers Electronic Medical Record and Business Office services to its healthcare customers on an outsourced basis from a central data center. Hospitals and integrated delivery systems can therefore take advantage of a private Intranet or the World-Wide-Web, the lowest cost network infrastructure, for truly enterprise-wide, secure access to healthcare information.

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

Product research and development expense was $1,381,557, $1,674,383 and $2,166,441 in 2001, 2000 and 1999, respectively. In addition, LanVision also capitalized $500,000, $420,000 and $300,000 of research and development expenditures in 2001, 2000 and 1999, respectively.

Existing Customers

LanVision's customers include healthcare providers located throughout the United States. LanVision has implemented or is in the process of implementing one or more of its systems in the following institutions:


                  Albert Einstein Healthcare Network, Philadelphia, PA
                  Beth Israel Medical Center, New York, NY; including
                        Phillips Ambulatory Care Center, New York, NY Children's
                  Medical Center of Dallas, Dallas, TX Christiana Care Health
                  Services, New Castle, DE Cox Health Systems, Springfield, MO
                  Holzer Medical Center, Gallipolis, OH Medical College of
                  Georgia, Augusta, GA Medical University of South Carolina,
                  Columbia, SC Memorial Sloan-Kettering Cancer Center, New York,
                  NY
                  OhioHealth Corporation: Grant/Riverside Methodist Hospitals, Columbus, OH
                  ProMedica Health Systems, Toledo, OH
                  Stanford Hospital and Clinics, Palo Alto, CA
                  Texas Health Resources, Inc.: Harris Methodist Hospital, Fort Worth, TX
                  University of Pittsburgh Medical Center, Pittsburgh, PA

                  Application Service Provider Division Customers:

                  The Health Alliance of Greater Cincinnati, Cincinnati, OH
                  Kettering Medical Center Network, Kettering, OH

In addition to the institutions listed above, SMS has sold the LanVision Electronic Medical Record suite of products to twenty-one healthcare organizations as of January 31, 2002.

Excluding our remarketing partners, in fiscal year 2001, Memorial Sloan-Kettering Cancer Center, The Health Alliance of Greater Cincinnati and Texas Health Resources, Inc.: Harris Methodist Hospital accounted for 11%, 7% and 6%, respectively of LanVision's total revenues. In fiscal year 2000, Memorial Sloan-Kettering Cancer Center, The Health Alliance of Greater Cincinnati, and Medical College of Georgia, accounted for 11%, 10% and 8%, respectively of LanVision's total revenues. In fiscal year 1999, Beth Israel Medical Center, Stanford Hospital and Clinics, and Memorial Sloan-Kettering Cancer Center, accounted for 10%, 9% and 9%, respectively of LanVision's total revenues.

  The small number of customers and extended sales cycles has contributed to variability in quarterly and annual operating results. LanVision expects that as its customer base continues to increase, and sales through the SMS Remarketing Agreement increase and sales through the IDX Remarketing Agreement commence, the actions of any one customer will have less of an effect on its quarterly and annual operating results.

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

At January 31, 2002, LanVision has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the ASP Division) which have not been delivered, installed and accepted which, if fully performed, would generate future revenues of approximately $4,417,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, the ASP Division has entered into an application-hosting agreements, which are expected to generate revenues in excess of $840,000 over the remaining life of the agreements.

LanVision's master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly or annual basis. Maintenance and support revenues for fiscal years 2001, 2000 and 1999 were approximately $4,032,000, $3,678,000, and $3,264,000, respectively. Maintenance and support revenues are expected to increase in 2002.

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


Employees

As of March 31, 2002, LanVision had 62 full-time employees. In addition, LanVision utilizes independent contractors to supplement its staff, as needed. None of LanVision's employees are represented by a labor union or subject to a collective bargaining agreement. LanVision has never experienced a work stoppage and believes that its employee relations are good.


Liquidity and Capital Resources

During the last five fiscal years, LanVision has funded its operations, working capital needs and capital expenditures primarily from a combination of cash generated by operations, and a $6,000,000 loan.

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

LanVision has no significant obligations for capital resources, other than noncancelable operating leases in the total amount of approximately $172,656, payable over the next five years.

In July 2004, upon maturity of the long-term debt, LanVision may, under the terms of the long-term debt agreement, be required to pay to the lender an amount necessary so that the market value of the stock underlying the Warrants issued to the lender in connection with the long-term debt, plus the 12% interest paid on the loan will yield the lender a 25% compound annual return. If the yield from the Warrants plus interest paid does not provide the lender with the 25% guaranteed compound annual return, LanVision is required to pay the additional amount in cash at the time of maturity. Accordingly, LanVision is accruing interest on the loan at a 25% compound interest rate, regardless of the market value of the stock and the inherent value of the Warrants. The current estimate of the maximum amount at maturity, which would be required to be paid to the lender, assuming the Warrants have no value, is approximately $5,800,000. Depending on the amount of cash LanVision has at that time, and the value of the Warrants, it may be necessary for LanVision to borrow funds or obtain additional equity in order to fund the deferred interest payable to the lender at that time. LanVision believes that continued operating performance improvements should enable it to fund a portion of any obligation and borrow the additional funds necessary to retire the obligation at maturity. However, there can be no assurance LanVision will be able to do so.

Over the last several years, LanVision's revenues were less than its internal plans. However, during the same period, LanVision has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses. This resulted in significant net cash outlays over the last five years. Although LanVision has reduced staffing levels and related expenses, increased revenues and improved operating performance, LanVision's expenses may continue to increase. Accordingly, to continue to achieve increasing profitability, and positive cash flow, it is necessary for LanVision to increase revenues or continue to reduce expenses. LanVision believes that the requirement for healthcare organizations to become HIPAA compliant, and the recent signing of the IDX Information Systems Corporation remarketing agreement and the 3M agreement in the process of negotiations should offer significant opportunities to increase revenues. Additionally, the SMS Remarketing Agreement, as previously noted, has significantly expanded the sales distribution capabilities and LanVision believes the IDX agreement will also expand sales distribution similar to that of SMS. LanVision believes that market opportunities are such that LanVision should be able to increase its revenues. However, there can be no assurance LanVision will be able to do so.

In February 2000, LanVision sold its Data Center for $2,900,000. LanVision received $2,000,000 and the remaining $900,000 was received in twelve monthly installments commencing March 1, 2000. The sale resulted in a gain of approximately $1,400,000.

At January 31, 2002, LanVision had cash and cash equivalents of $7,865,053. Cash equivalents consist primarily of overnight bank repurchase agreements and short-term commercial paper. Under the terms of its loan agreement, as amended, LanVision has agreed to maintain a minimum cash and cash equivalent balance of $4,800,000. During fiscal 2002, $2,000,000 of long-term debt is required to be repaid to the lender.

LanVision has significantly reduced operating expenses during the last three fiscal years, and believes it will continue to improve operating results in fiscal 2002. Notwithstanding the increases in fiscal year 2001 revenues and operating profit, for the foreseeable future, LanVision will need to continually assess its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require lender approval. However, there can be no assurance LanVision will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse effect on future operating performance.

To date, inflation has not had a material impact on LanVision's revenues or expenses. Additionally, LanVision does not have any significant market risk exposure at January 31, 2002.

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


ITEM 3.   LEGAL PROCEEDINGS

LanVision is a party to various legal proceedings and claims which arise in the ordinary course of business from time to time. Currently, LanVision is a party to several pending lawsuits that were initiated by LanVision to protect its intellectual property rights, to enforce non-competition covenants and/or to prevent third parties from improperly interfering in LanVision's business. The defendants in one or more of these actions have asserted, and may assert in the future, counterclaims against LanVision. While the outcome of these claims, as well as any claims that may not have yet been asserted against LanVision, whether in these actions or otherwise, cannot be predicted with certainty at this time, LanVision is not aware of any legal matters that will have a material adverse effect on LanVision's consolidated results of operations or consolidated financial position.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by the Executive Officers of the Company on April 22, 2002 are:

                                                                                                   Elected to
             Name                Age                        Position(1)                        Present Position(2)
             ----                ---                        -----------                        -------------------

J. Brian Patsy                    51    Chairman of the Board, President,
                                        Chief Executive Officer, and Director                         1989
Eric S. Lombardo                  49    Executive Vice President, Corporate Secretary, and
                                        Director                                                      1989
Paul W. Bridge, Jr.               58    Chief Financial Officer, and Treasurer                        2001
Donald E. Vick, Jr.               38    Controller, and Assistant Treasurer                           2002

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

J. Brian Patsy is a co-founder of the Company and has served as the President, and a Director since LanVision's inception in October 1989. Mr. Patsy was appointed Chairman of the Board and Chief Executive Officer in March 1996. Mr. Patsy has over 28 years of experience in the information technology industry.

Eric S. Lombardo is a co-founder of the Company and has served as a Director since LanVision's inception and as Executive Vice President of the Company since May 1990. Mr. Lombardo has over 26 years of experience in the information technology industry.

Paul W. Bridge, Jr. joined the Company in 1996, as Controller. In January 2001, he assumed the additional responsibility of Chief Financial Officer. From 1993 until he joined LanVision, Mr. Bridge served as Controller of Cincom Systems, Inc., an international software development and marketing company. Mr. Bridge is a Certified Public Accountant (inactive).

Donald E. Vick, Jr. joined the Company in 1997, as Assistant Controller. In 2002 he was appointed Controller and Assistant Treasurer. Prior to joining LanVision, Mr. Vick served as Assistant Controller of Cincom Systems, Inc., an international software development and marketing company. Mr. Vick is a Certified Public Accountant and has over 15 years of experience in the information technology industry.

There are no family relationships between any Director or Executive Officer and any other Director or Executive Officer of the Registrant.


PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock trades on The Nasdaq SmallCap Market under the symbol LANV. The table below sets forth the high and low sales prices for LanVision Systems, Inc. Common Stock for each of the quarters in fiscal years 2001 and 2000, as reported by The Nasdaq Stock Market, Inc.

                           Fiscal Year 2001                                              High       Low
                           ----------------                                              ----       ---

      1st Quarter (February 1, 2001 through April 30, 2001)                            $ 1.313   $ 0.563
      2nd Quarter (May 1, 2001 through July 31, 2001)                                    1.750     0.950
      3rd Quarter (August 1, 2001 through October 31, 2001)                              1.700     0.850
      4th Quarter (November 1, 2001 through January 31, 2002)                            4.980     1.070

                           Fiscal Year 2000                                              High       Low
                           ----------------                                              ----       ---

      1st Quarter (February 1, 2000 through April 30, 2000)                            $ 3.469   $ 1.188
      2nd Quarter (May 1, 2000 through July 31, 2000)                                    2.000     0.875
      3rd Quarter (August 1, 2000 through October 31, 2000)                              1.625     0.813
      4th Quarter (November 1, 2000 through January 31, 2001)                            1.344     0.438


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

(b) According to the transfer agent records, the Company had 200 stockholders of record as of April 1, 2002. Because brokers and other institutions on behalf of stockholders hold many of such shares, the Company is unable to determine with complete accuracy the total number of stockholders represented by these record holders. The Company estimates that it has approximately 2,010 stockholders.

(c) The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future due to the restrictive financial covenants in its long-term debt agreement.


ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended January 31, 2002. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes incorporated herein by reference elsewhere in this Annual Report on Form 10-K report.

                                                                           Fiscal Year(1)
                                            -----------------------------------------------------------------------------
                                                2001           2000          1999          1998            1997
                                                ----           ----          ----          ----            ----
  (In thousands, except per share data)
Total revenues                                $ 10,939      $  9,576      $ 10,471       $ 12,010       $  8,676
Total operating expenses                         8,920         9,509        13,054         22,470         22,493
Operating profit (loss)                          2,019            67        (2,583)       (10,460)       (13,818)
Net earnings (loss)                                210            21        (3,247)       (10,926)       (12,669)
Basic net earnings (loss) per share of
  Common stock                                     .02           .00          (.37)         (1.24)         (1.44)
Diluted net earnings (loss) per share of
  Common stock                                     .02           .00          (.37)         (1.24)         (1.44)
Total assets                                    13,509        14,358        14,719         17,485         22,200
Long-term debt,
  including current portion                      5,000         6,000         6,000          6,000              -
Convertible redeemable
  preferred stock                                    -             -             -              -              -
Total stockholders' equity                       2,906         2,655         2,613          5,847         16,816
Weighted average shares outstanding              8,890         8,863         8,827          8,811          8,827
Cash dividends declared                              -             -             -              -              -

(1) All references to a fiscal year refer to the fiscal year of the Company commencing February 1 of that calendar year and ending on January 31 of the following year.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information regarding Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations as required by Item 303 of Regulation S-K is incorporated herein by reference from pages 9 through 18 of the Company's 2001 Annual Report to Stockholders appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LanVision currently invests its cash balances, in excess of its current needs, in overnight bank deposits and 30-day commercial paper. In prior years, LanVision invested excess funds in US Government Securities. LanVision did not invest for the purposes of trading in securities; however, the portfolio was managed and invested for maximum return on the investments. Additionally, LanVision does not have any significant market risk exposure at January 31, 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Financial Statements are incorporated herein by reference from pages 20 through 32 of LanVision's 2001 Annual Report to Stockholders. The supplementary quarterly financial information regarding the Company as required by Item 302 of Regulation S-K is incorporated herein by reference from page 31 & 32 of LanVision's 2001 Annual Report to Stockholders appearing under the caption "Quarterly Results of Operations (Unaudited)".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No change in the Company's auditors has taken place within the twenty-four months prior to, or in any period subsequent to, LanVision's January 31, 2002 Financial Statements.


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding Directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 29, 2002 from the information appearing under the caption "Election of Directors" and "Stock Ownership by Certain Beneficial Owners and Management." Certain information regarding the Company's Executive Officers is set forth in Part I, Item 4 of this Form 10-K under the caption "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION

The information regarding Executive Compensation required by Item 402 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 29, 2002 from the information appearing under the caption "Executive Compensation", except that the information required by Item 402 (k) and (l) of Regulation S-K which appears within such caption under the subheading "Compensation Committee Report", "Audit Committee Report" and the caption "Stock Performance Graph" and set forth in the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 29, 2002 is specifically not incorporated herein by reference into this Form 10-K or into any other filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.


ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding Security Ownership of the Company's Common Stock by certain beneficial owners and management required by Item 403 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 29, 2002 from the information appearing under the caption "Stock Ownership by Certain Beneficial Owners and Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions required by Item 404 of Regulation S-K is incorporated herein by reference from the Company's Definitive Proxy Statement for its Annual Stockholder's Meeting to be held on May 29, 2002 from the information appearing under the caption "Certain Relationships and Related Transactions."


PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Company included in the Company's 2001 Annual Report to Stockholders are incorporated herein by reference from pages 20 through 32 of the Annual Report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets at January 31, 2002 and 2001

Consolidated Statements of Operations for the three years ended January 31, 2002

Consolidated Statements of Cash Flows for the three years ended January 31, 2002

Consolidated Statements of Changes in Convertible Redeemable Preferred Stock and Stockholders' Equity for the three years ended January 31, 2002

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

The Report of Independent Auditors on the Financial Statement Schedule of LanVision Systems, Inc. is included in Exhibit 23.1 of this Form 10-K.

EXHIBITS

   Exhibit No.                                               Description of Exhibit
   -----------                                               ----------------------

       3.1                 Certificate of Incorporation of LanVision Systems, Inc.
       3.2                 Bylaws of LanVision Systems, Inc.
       3.3                 Certificate of the Designations, Powers, Preferences and Rights of the Convertible
                           Preferred Stock (Par Value $.01 Per Share) of LanVision Systems, Inc.
       4.1                 Specimen Common Stock Certificate of LanVision Systems, Inc.
       4.2                 Specimen Preferred Stock Certificate of LanVision Systems, Inc.
       4.3(a)              Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc.
       4.3(b)              First Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and
                           LanVision Systems, Inc.
       4.3(c)              Second Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and
                           LanVision Systems, Inc.
       4.3(d)              Third Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and
                           LanVision Systems, Inc.
       4.3(e)              Fourth Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and
                           LanVision Systems, Inc.
       4.3(f)              Fifth Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and
                           LanVision Systems, Inc.
      10.1            #    LanVision Systems, Inc. 1996 Employee Stock Option Plan
      10.2(a)         #    LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan
      10.2(b)         #    First Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan
      10.2(c)         #    Second Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan
      10.3            #    LanVision Systems, Inc. 1996 Employee Stock Purchase Plan
      10.4            #    George E. Castrucci Option Agreement
      10.5            #    Employment Agreement between LanVision, Inc. and Donald E. Vick effective December 3, 1996
      10.6            #    Employment Offer of LanVision, Inc. to Paul W. Bridge, Jr. effective April 11, 1996
      10.7(a)              Stock Purchase and Shareholder Agreement among LanVision, Inc., Blue Chip Capital Fund
                           Limited Partnership, J. Brian Patsy and Eric S. Lombardo dated December 1, 1994
      10.7(b)              Amendment No. 1 to Stock Purchase and Shareholder Agreement among Blue Chip Capital Fund
                           Limited Partnership, LanVision, Inc., J. Brian Patsy, Eric S. Lombardo and LanVision
                           Systems, Inc. dated February 8, 1996
      10.8                 Consent by Blue Chip Capital Fund Limited Partnership dated


                           February 8, 1996
       10.9                Lease for office space between Creek Road Warehouse Complex, LLC and LanVision, Inc.,
                           dated May 4, 2000
       10.10               Marketing Agreement between Shared Medical Systems Corporation and LanVision Systems, Inc.
                           and LanVision, Inc. entered into on February 21, 1998
       10.11               Reseller Agreement between IDX Information Systems Corporation and LanVision, Inc. entered into on January 30, 2002
       10.12               Form of Indemnification Agreement for all directors and officers
       11.1                Statement Regarding Computation of Per Share Earnings
       13.1                Annual Report to Stockholders
       21.1                Subsidiaries of the Registrant
       23.1                Consent of Independent Auditors

#     Management Contracts and Compensatory Arrangements

REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LANVISION SYSTEMS, INC.

DATE:    April 23, 2002                  By:  /s/ J. BRIAN PATSY
        --------------------------            ----------------------------------
                                              J. Brian Patsy
                                              Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ J. Brian Patsy            Chief Executive Officer        April 23, 2002
----------------------------- And Director
J. Brian Patsy


/s/ Eric S. Lombardo          Director                       April 23, 2002
-----------------------------
Eric S. Lombardo


/s/ George E. Castrucci       Director                       April 23, 2002
-----------------------------
George E. Castrucci


/s/ Z. David Patterson        Director                       April 23, 2002
-----------------------------
Z. David Patterson


/s/ Richard C. Levy           Director                       April 23, 2002
-----------------------------
Richard C. Levy, M.D.


/s/ Paul W. Bridge, Jr.       Chief Financial Officer        April 23, 2002
----------------------------- And Chief Accounting Officer
Paul W. Bridge, Jr.

Schedule II   Valuation and Qualifying Accounts and Reserves


                             LanVision Systems, Inc.
                   For the three years ended January 31, 2002

                                                              Additions
                                                     -----------------------------
        (in thousands)              Balance at        Charged to       Charged to
                                    Beginning           costs            Other                         Balance at
         Description                of Period        and Expenses       Accounts       Deductions     End of Period
         -----------                ---------        ------------       --------       ----------     -------------

Year ended January 31, 2002:
  Allowance for doubtful accounts   $   400           $     -          $      -        $      -       $     400
  Warranty reserve                      250                 -                 -               -             250

Year ended January 31, 2001:
  Allowance for doubtful accounts       385                15                -                -             400
  Warranty reserve                      250                 -                -                -             250

Year ended January 31, 2000:
  Allowance for doubtful accounts       325                60                -                -             385
  Warranty reserve                      300                12                -               62             250

                                INDEX TO EXHIBITS

EXHIBITS


   Exhibit No.                            Description of Exhibit
   -----------                            ----------------------

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

       4.3(e) Fourth Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10(e) of the Registrant's Form 10-K for the fiscal year ended January 31, 2001, as filed with the commission on April 26, 2001.)

       4.3(f) Fifth Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and *** LanVision Systems, Inc.

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

       10.4         #      George E. Castrucci Option Agreement. (Previously
                           filed with the Commission, and incorporated herein by reference from, Exhibit 4.1 of the Registrant's Form
                           S-8, file number 333-20763, as filed with the Commission on January 31, 1997.)

       10.5         #      Employment Agreement between LanVision, Inc. and
                           Donald E. Vick effective December 3, 1996 ***

       10.6         #      Employment Offer of LanVision, Inc. to Paul W.
                           Bridge, Jr. effective April 11, 1996. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.8 of the Registrant's Form
                           10-K for the fiscal year ended January 31, 2001, as filed with the commission on April 26, 2001.)

       10.7(a) Stock Purchase and Shareholder Agreement among LanVision, Inc., Blue Chip Capital Fund Limited Partnership, J. Brian Patsy and Eric S. Lombardo dated December 1, 1994. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

       10.7(b) Amendment No. 1 to Stock Purchase and Shareholder Agreement among Blue Chip Capital Fund Limited Partnership, LanVision, Inc., J. Brian Patsy, Eric S. Lombardo and LanVision Systems, Inc. dated February 8, 1996. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

      10.8 Consent by Blue Chip Capital Fund Limited Partnership dated February 8, 1996. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

      10.9 Lease for office space between Creek Road Warehouse Complex, LLC and LanVision, Inc., dated May 4, 2000. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended April 30, 2000, as filed with the Commission on May 31, 2000.)


       10.10**             Marketing Agreement between Shared Medical Systems
                           Corporation and LanVision Systems, Inc. and
                           LanVision, Inc. entered into on February 21, 1998.
                           (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.15 of the Registrant's Form 10-K for the fiscal year ending January 31, 1999, as filed with the Commission on April 30, 1999.)

       10.11**             Reseller Agreement between IDX Information Systems     ***
                           Corporation and LanVision, Inc. entered *** into on
                           January 30, 2002

       10.12 Form of Indemnification Agreement for all directors and officers. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File
                           Number 333-01494, as filed with the Commission on April 15, 1996.)

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