Form 10-Q
period 2002-04-30
LANVISION SYSTEMS INC
filed 2002-06-04
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

                                       or

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

         Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of May 31, 2002: 8,922,279.

                                TABLE OF CONTENTS

                                                                                                                       Page

Part I.       FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements.......................................................        3

              Condensed Consolidated Balance Sheets at April 30, 2002 and January 31, 2002......................        3

              Condensed Consolidated Statements of Operations for the three months ended April 30, 2002 and 2001        5


              Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2002 and 2001        6

              Notes to Condensed Consolidated Financial Statements..............................................        7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............        8

Part II.      OTHER INFORMATION

Item 1.       Legal Proceedings.................................................................................       18

Item 3.       Defaults on Senior Securities.....................................................................       19

Item 4.       Submission of Matters to a Vote of Security Holders...............................................       19

Item 6.       Exhibits and Reports on Form 8-K..................................................................       19

              Signatures........................................................................................       20


PART I.       FINANCIAL INFORMATION
Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                         (Unaudited)       (Audited)
                                                                           April 30,      January 31,
                                                                             2002             2002
                                                                         ------------    ------------
Current assets:
    Cash and cash equivalents (restricted by long-term debt agreement)   $  6,899,878    $  7,865,053
    Accounts receivable, net of allowance for doubtful
        accounts of $400,000, respectively                                  1,867,070       1,451,027
    Unbilled receivables                                                    1,709,062       1,742,785
    Prepaid expenses related to unrecognized revenue                           75,949         113,081
    Other                                                                     280,214         201,962
                                                                         ------------    ------------
          Total current assets                                             10,832,173      11,373,908

Property and equipment:
    Computer equipment                                                      1,952,417       1,875,590
    Computer software                                                         475,282         421,962
    Office furniture, fixtures and equipment                                1,139,457       1,139,457
    Leasehold improvements                                                    117,795         117,795
                                                                         ------------    ------------
                                                                            3,684,951       3,554,804
    Accumulated depreciation and amortization                              (3,122,881)     (3,048,793)
                                                                         ------------    ------------
                                                                              562,070         506,011
Capitalized software development costs, net of accumulated
  amortization of $1,800,228 and $1,700,228, respectively                   1,239,701       1,189,701
Installment receivables                                                       267,969         267,969
Other                                                                         158,042         171,516
                                                                         ------------    ------------

                                                                         $ 13,059,955    $ 13,509,105
                                                                         ============    ============


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

  Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity


                                                                   (Unaudited)      (Audited)
                                                                     April 30,     January 31,
                                                                       2002            2002
                                                                   ------------    ------------

Current liabilities:
  Accounts payable                                                 $    437,830    $    230,571
  Accrued compensation                                                  381,657         235,958
  Accrued other expenses                                              1,322,722       1,525,096
  Deferred revenues                                                   1,356,678       1,371,200
  Current portion of long-term debt                                   2,000,000       2,000,000
                                                                   ------------    ------------
        Total current liabilities                                     5,498,887       5,362,825

Long-term debt                                                        2,500,000       3,000,000
Long-term accrued interest                                            2,056,317       2,239,798

Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                            --              --

Stockholders' equity:
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 8,913,947 shares issued                                  89,139          89,139
  Capital in excess of par value                                     34,787,849      34,787,849
  Accumulated (deficit)                                             (31,872,237)    (31,970,506)
                                                                   ------------    ------------
        Total stockholders' equity                                    3,004,751       2,906,482
                                                                   ------------    ------------
                                                                   $ 13,059,955    $ 13,509,105
                                                                   ============    ============


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three Months Ended April 30,

                                   (Unaudited)


                                                              Three Months Ended
                                                          --------------------------

                                                              2002           2001
                                                          -----------    -----------
Revenues:
    Systems sales                                         $ 1,437,354    $ 1,056,980
    Services, maintenance and support                       1,400,869      1,464,307
    Application-hosting services                              194,996        191,116
                                                          -----------    -----------
        Total revenues                                      3,033,219      2,712,403

Operating expenses:
    Cost of systems sales                                     366,201        150,431
    Cost of services, maintenance and support                 718,410        746,117
    Cost of application-hosting services                       66,649         85,505
    Selling, general and administrative                       843,527        705,244
    Product research and development                          507,080        552,146
                                                          -----------    -----------

        Total operating expenses                            2,501,867      2,239,443
                                                          -----------    -----------
Operating profit                                              531,352        472,960

Other income (expense):
    Interest income                                            29,923        104,432
    Interest expense                                         (476,006)      (475,851)
                                                          -----------    -----------
Earnings before income taxes                                   85,269        101,541
    Income tax provision (benefit)                            (13,000)          --
                                                          -----------    -----------
Net income                                                $    98,269    $   101,541
                                                          ===========    ===========

Basic net income per common share                         $       .01    $       .01
                                                          ===========    ===========

Diluted net income per common share                       $       .01    $       .01
                                                          ===========    ===========
Number of shares used in per common share computations:

   Basic                                                    8,913,947      8,879,241
                                                          ===========    ===========
   Diluted                                                  9,232,807      8,969,919
                                                          ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Three Months Ended April 30,

                                   (Unaudited)


                                                             2002           2001
                                                         -----------    -----------
Operating activities:
Net income                                               $    98,269    $   101,541
Adjustments to reconcile net income to net cash
  (used for) operating activities:
     Depreciation and amortization                           174,088        180,040
     (Decrease) increase in long-term accrued interest      (183,481)      (218,303)

Cash (used for) provided by assets and liabilities:
     Accounts and unbilled receivables                      (382,320)       293,644
     Other current assets                                    (41,120)       (98,476)
     Accounts payable and accrued expenses                   150,584        (85,472)
     Deferred revenues                                       (14,522)      (437,039)
                                                         -----------    -----------
Net cash (used for) operating activities                    (198,502)      (264,065)
                                                         -----------    -----------

Investing activities:
Purchases of property and equipment                         (130,147)      (145,694)
Capitalization of software development costs                (150,000)      (125,000)
Payment on note receivable                                      --           75,000
Other                                                         13,474         17,776
                                                         -----------    -----------
Net cash (used for) investing activities                    (266,673)      (177,918)
                                                         -----------    -----------

Financing activities:
Repayment of long-term debt                                 (500,000)          --
                                                         -----------    -----------

Net cash (used for) financing activities                    (500,000)          --
                                                         ===========    ===========

(Decrease) in cash and cash equivalents                     (965,175)      (441,983)
Cash and cash equivalents at beginning of period           7,865,053      8,549,732
                                                         -----------    -----------
Cash and cash equivalents at end of period               $ 6,899,878    $ 8,107,749
                                                         ===========    ===========

Supplemental cash flow disclosures:

    Interest paid                                        $   650,167    $   680,000
                                                         ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2003.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is presented beginning on page 23 of its 2001 Annual Report to Stockholders. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during fiscal year 2002.

Beginning in fiscal year 2002, certain expenses that were previously classified as cost of services, maintenance and support and selling, general and administrative expenses have been reclassified to product research and development. Prior year amounts have been reclassified to conform to the 2002 financial statement presentation.

Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The decrease in cash and cash equivalents results primarily from the payment of $500,000 in long-term debt and $500,000 on long-term accrued interest on the outstanding debt during the quarter.

The increase in accounts receivable, net is due to higher royalties due from a remarketing partner at the end of the quarter.

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

The increase in accounts payable results primarily from the delivery of hardware to new customers in April, the invoices for which were not paid at the quarter end.

The increase in accrued compensation results primarily from the increase in the accrual for first quarter bonuses payable under the employee bonus plans.

The decrease in accrued other expenses relates to the settlement of certain accrued obligations during the quarter.

The decrease in deferred revenues results from the recognition of revenue related to billings to customers recorded prior to revenue recognition.

The decrease in long-term accrued interest results from the special payment of $500,000 of such interest at the time the loan agreement was amended, during the first quarter, to set the financial covenants for fiscal 2002, net of the normal increase in the deferred interest payable under the loan.

Note 4 - STOCK OPTIONS

During the first three months of the current fiscal year, the Company granted no stock options under any Stock Option Plan. During the same period no options were forfeited under all plans and no stock options were exercised during the quarter.

Note 5 - EARNINGS PER SHARE

The basic net income per common share is calculated using the weighted average number of common shares outstanding during the period.

The diluted net income per common share calculation, is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options ( 318,860 option shares in 2002, and 90,678 option shares in 2001 ) The Company had approximately 103,775 option shares outstanding at April 30, 2002 that were not included in the diluted net income per share calculation as the inclusion thereof would be antidilutive.

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

RESULTS OF OPERATIONS


GENERAL

LanVision Systems, Inc. ("LanVision"(TM) or the "Company") is an Electronic Medical Record solution provider and a leading supplier of Healthcare Information Access Solutions specializing in connectivity solutions that utilize the power of the Internet/Intranet to link hospitals, physicians, patients and payers to a robust Electronic Medical Record. LanVision's products are complementary to existing clinical and financial systems, and use document imaging and workflow tools to ensure end-users can electronically access both "structured" and "unstructured" patient data and all the various forms of healthcare information including clinician's handwritten notes, lab reports, photographs, insurance cards, etc. LanVision's solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access information from virtually any location, including the physician's desktop, using Web browser-based technology. Web access to the entire medical record improves physician productivity and reduces administrative costs such as filing, storage, retrieval and upkeep of medical records and clinical costs, such as redundant diagnostic testing. The system enables healthcare providers to access, on a real-time basis, all the various forms of clinical and financial patient information from a single permanent and secure healthcare information repository. LanVision's solutions integrate a proprietary document imaging platform, application suites, and image and Web-enabling tools, that allow for the seamless merger of "back office" functionality with existing Clinical Information Systems at the desktop. LanVision offers a robust document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is optimized for the healthcare industry. In addition to providing the clinician access to information not previously available at the desktop, LanVision's applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, LanVision has integrated its products with selected systems from Siemens Medical Solutions Health Services Corporation (Siemens), Cerner Corporation and will soon integrate its products with IDX Information Systems Corporation (IDX) applications. By offering electronic access to all the components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Computer Based Patient Record. LanVision's systems deliver on-line enterprisewide access to fully-updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm.

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

Beginning in 1998, LanVision began offering customers the ability to obtain its Electronic Medical Record solution on an application-hosting basis as an Application Service Provider (ASP). LanVision's ASP Division, established a hosting data center and installed LanVision's Electronic Medical Record suite, called ASPeN (Application Service Provider eHealth Network) within the hosting data center. Under this arrangement, customers electronically capture information and transmit the data to the hosting data center. The ASP Division stores and manages the data using LanVision's Electronic Medical Record suite of applications, and customers can view, print or fax the information from anywhere using the LanVision Web-based applications. The ASP Division charges and recognizes revenue for these services on a per transaction or subscription basis as information is captured, stored, and retrieved.

In February 2000, LanVision sold its hosting data center for $2,900,000. Simultaneously therewith, LanVision entered into an annual service agreement with the buyer. Under the terms of this service agreement, which can be renewed annually at the sole option of the Company, in exchange for processing fees, LanVision will continue to use the hosting data center to provide ASP services to LanVision's current and future customers. Although LanVision sold the hosting data center assets, LanVision continues to market its ASP solutions. LanVision continues to provide its ASP solutions through the hosting data center and intends to utilize other hosting data center service providers.

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

Generally, revenue from systems sales is recognized when an agreement is signed and products are made available to end-users. Revenue recognition related to routine installation, integration and project management is deferred until the work is performed. If an agreement requires the Company to perform services and modifications that are deemed significant to system acceptance, revenue is recorded either on the percentage-of-completion method or revenue related to the delivered hardware and software components is deferred until such obligations are deemed insignificant, depending on the contractual terms. Revenues from consulting, training and ASP services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of the revenue are classified as deferred revenues. Revenue recognized prior to progress billings to customers is recorded as unbilled receivables.

In 1998, LanVision entered into a five year Remarketing Agreement with Siemens Medical Solutions Health Services Corporation. Under the terms of the Agreement, Siemens was granted an exclusive worldwide license to distribute ChartVision, On-Line Chart Completion, WebView and Enterprisewide Correspondence to the Siemens customer base and prospect base, as defined in the Agreement, and a non-exclusive license to distribute all other LanVision products. If Siemens distributes any other Electronic Medical Record product competing with LanVision's products, LanVision may terminate the Siemens Remarketing Agreement. LanVision and Siemens are currently in negotiations for a new agreement to replace the existing agreement which expires in early 2003.

Under the terms of the agreement, Siemens remits royalties to LanVision based upon Siemens sublicensing the Company's software to Siemens' customers. Twenty-five percent of the royalty is due 30 days following the end of the quarter in which Siemens executes the end user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty statement. The remaining seventy-five percent of the royalty is due 30 days following the end of the quarter in which Siemens commences software implementation activities. The Company records this revenue when the 75% payment due from Siemens is fixed and determinable, which is when the software implementation activities commence. Through April 30, 2002, Siemens has sold twenty-three systems to end-users.

In January 2002, LanVision entered into a five year Remarketing Agreement with IDX Information Systems Corporation. Under the terms of the agreement, IDX was granted a non-exclusive worldwide license to distribute certain LanVision Electronic Medical Record software including accessANYware, codingANYware when it becomes available, and ASPeN services to IDX customers and prospective customers, as defined in the Agreement.

Under the terms of a remarketing agreement with IDX Information Systems Corporation (IDX) royalties are remitted by IDX to LanVision based upon IDX sublicensing LanVision's software to IDX's customers. Thirty percent of the royalty is due 45 days following the end of the month in which IDX executes an end-user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty report. The remaining seventy percent of the royalty is due from IDX, in varying amounts based on implementation milestones, 45 days following the end of the month in which a milestone occurs. LanVision records this revenue when the seventy percent payment due from IDX is fixed and determinable, which is generally when the software implementation activities commence. The IDX remarketing agreement was signed in January 2002. Through April 30, 2002, IDX has sold one system to an end-user.

In December 2001, a letter of intent was signed by 3M Health Information Systems, division of 3M, whereby 3M and LanVision will enter into a referral marketing agreement for its new product codingANYware, the terms and conditions of which are in the final stages of negotiation. Revenues from this agreement are expected to begin after the general release of codingANYware in 2002.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter-to-quarter as a result of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers increase. Revenues from ASP application-hosting services operations are expected to increase over time, as more hospitals outsource services to LanVision's ASP Division, or its remarketing partners begin to utilize the software, and existing customers increase the volume of documents stored on the systems, and the number of retrievals increase.

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

REVENUES

Revenues for the first fiscal quarter ended April 30, 2002, were $3,033,219, compared with $2,712,403 reported in the comparable quarter of 2001. The increase is due to new sales from our remarketing partners and implementation of existing contracts through our remarketing partners. Revenues for the first three months of fiscal 2001 and 2002 continued to be affected because many healthcare organizations deferred new software purchases until final Federal Health Privacy Regulations were promulgated, to comply with the requirements of HIPAA (Health Insurance Portability and Accountability Act of 1996).

Additionally, healthcare institutions are assessing and implementing many new technologies. Although many of these systems do not compete with LanVision products, these systems do compete for capital budget dollars and the available time of information systems personnel within the healthcare industries. However, management continues to believe that revenue from its Remarketing Agreements with Siemens and IDX will increase in the future since LanVision's product has been fully integrated with the Siemens products and will soon be integrated with the IDX products. In addition, our Web browser-based ASP application, which is currently available and in production with our customers and available, through our Resellers, should further enhance revenues through software royalties to LanVision with minimal additional cost. Both our Remarketing and Reseller Agreements should represent a greater percentage of the Company's total revenues in the future.

Many healthcare organizations are beginning to plan additional information technology projects following Year 2000 remediation and in anticipation of HIPAA compliance. The HIPAA Regulations are a series of standards that are intended to regulate the way health information is secured and transmitted. A healthcare industry report (Fitch IBCA, Duff & Phelps) stated that in order to comply with the HIPAA healthcare information electronic transmission regulations, healthcare systems will need to adjust existing systems or purchase new information technology systems, hire and retrain staff, and make significant changes to the current processes associated with maintaining patient privacy, the cost of which is estimated to be somewhere between three to four times the amount of expenditures required for Year 2000 remediation, or an amount in excess of $25 billion. LanVision believes its highly evolved, secure and technologically advanced Web browser-based ASP solutions will position the Company to take advantage of, what we continue to believe will be, significantly increasing market opportunities for LanVision and its distribution partners in the future.

After an agreement is executed, LanVision does not record revenues until it delivers the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Accordingly, significant variations in revenues can result as was more fully discussed above under "Uneven Patterns of Quarterly Operating Results." Three customers, excluding our remarketing partners Siemens and IDX, accounted for approximately 27% of the revenues for the first quarter of 2002 compared with 30%, of revenues in the comparable period of the prior year. Revenues from our remarketing partners accounted for approximately $956,000 for the three months ended April 30, 2002, compared with approximately $605,000 for the three months ended April 30, 2001. The increase in revenues results from new sales from our existing partner and our newest partner IDX.

OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the first quarter of fiscal 2002 and 2001 were 25% and 14%, respectively. The higher percentage of cost of sales reflects a greater volume of hardware sold during the current period compared to the comparable prior period, which had lower hardware revenues.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 51% and 51% for the first quarter of fiscal 2002 and 2001. The Company's support margins are highest on LanVision's proprietary software. Accordingly, margins are expected to improve as more customers are added.

The LanVision Professional Services staff provides services on a time and material or fixed fee basis. The Professional Services staff periodically experiences some inefficiencies in the delivery of services, and certain projects have taken longer to complete than originally estimated, thus adversely affecting operating performance. Additionally, the Professional Services staff does spend a portion of its time on non-billable activities, such as assisting in the selling of additional products and services to existing clients, developing training courses and plans to move existing customers to LanVision's new product releases, etc. Management believes an increase in the number of new systems sold, and the related backlog, should improve the overall efficiency and operating performance of this group.

Cost of Application-hosting services

The cost of application-hosting services operations was reduced with the sale, in February 2000, of the data center. The Company now incurs expenses only for the outsourcing services it uses, which are directly related to the application-hosting services revenues generated by the ASPeN Division.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the first quarter of fiscal 2002, Selling, General and Administrative expenses increased to $843,527 compared with $705,244 in the comparable prior quarter. The increase in Selling, General and Administrative expenses is due to normal inflation and the increased cost to defend our intellectual property rights in two matters initiated by the Company. [See Part II. Item 1 Legal Proceedings of this Form 10-Q.] The Company has gradually reduced its direct sales staff as the Company focuses its sales efforts on indirect distribution through its current and future Remarketing, Reseller and ASP Partners. However, the Company may increase its direct sales force in the foreseeable future as market opportunities arise.

Product Research and Development

Product research and development expenses consist primarily of: compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the first quarter, research and development expenses were $507,080 compared with $552,146 in the comparable prior quarter. The decrease results from lower staff costs resulting from converting consultants to company employees at lower costs and increased capitalized software development costs for the newest product codingANYware(SM) under development. The Company monitors closely and augments its Research and Development staff, as necessary, to accelerate the development of new products. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $150,000 and $125,000 of product research and development costs in the first quarter of fiscal 2002 and 2001. The capitalized costs during the first quarter of fiscal 2002 relate primarily to LanVision's two new products under development, accessANYware(SM) and codingANYware.

Operating profit

The operating profit for the first quarter of fiscal 2002 was $531,352 compared with an operating profit of $472,960 in the first quarter of fiscal 2001, an improvement of approximately 12%. The increase in the operating profit results primarily from: (1) continued stringent cost controls, (2) increased revenues of approximately $320,000, primarily software licensing revenues offset by (3) higher cost of system sales because of a higher content of hardware sales, with lower margins, during the quarter.

Interest income consists primarily of interest on invested cash. The decreases in interest income results from lower cash balances and significantly lower interest rates.

Interest expense relates to the long-term debt. In connection with setting the loan covenants for fiscal year 2002, the company made an additional $500,000 special payment of the long-term deferred interest on March 13, 2002.

Net income

The net income for the first quarter of fiscal 2002 was $98,269 ($.01 per share) compared with net income of $101,541 ($.01 per share) in the first quarter of fiscal 2001. This decrease in net income results primarily from the significantly lower interest income, and other changes as noted above, offset by a one time tax benefit as a result of a change in the tax law.

Notwithstanding the less than anticipated number of new customer agreements signed by the Company and its resellers in the past, management continues to believe that the healthcare document imaging and workflow market is going to be a significant market. Management believes it has made, and continues to make, the investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth primarily through third party distributors and remarketing partners.

Since commencing operations in 1989, the Company has incurred operating losses. Although the Company achieved profitability in fiscal years 1992, 1993 and 2000, 2001, the Company incurred a net loss in fiscal years 1994 through 1999. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.


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

LanVision has no significant obligations for capital resources, other than noncancelable operating leases in the total amount of approximately $110,000, payable over the next five years.

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

Over the last several years, LanVision's revenues were less than its internal plans. However, during the same period, LanVision has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses. This resulted in significant net cash outlays over the last five years. Although LanVision has reduced staffing levels and related expenses, increased revenues and improved operating performance, LanVision's expenses may continue to increase. Accordingly, to continue to achieve increasing profitability, and positive cash flow, it is necessary for LanVision to increase revenues or continue to reduce expenses. LanVision believes that the requirement for healthcare organizations to become HIPAA compliant, and the recent signing of the IDX Information Systems Corporation remarketing agreement and the 3M agreement in the process of negotiations should offer significant opportunities to increase revenues. Additionally, the Siemens Remarketing Agreement, as previously noted, has significantly expanded the sales distribution capabilities and LanVision believes the IDX agreement will also expand sales distribution similar to that of Siemens. LanVision believes that market opportunities are such that LanVision should be able to increase its revenues. However, there can be no assurance LanVision will be able to do so.

In February 2000, LanVision sold its hosting data center for $2,900,000. LanVision received $2,000,000 and the remaining $900,000 was received in twelve monthly installments. The sale resulted in a gain of approximately $1,400,000.

At April 30, 2002, LanVision had cash and cash equivalents of $6,899,878. Cash equivalents consist primarily of overnight bank repurchase agreements and short-term commercial paper. Under the terms of its loan agreement, as amended, LanVision has agreed to maintain a minimum cash and cash equivalent balance of $4,800,000. During fiscal 2002, $2,000,000 of long-term debt is required to be repaid to the lender.

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

To date, inflation has not had a material impact on LanVision's revenues or expenses. Additionally, LanVision does not have any significant market risk exposure at April 30, 2002.

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

At April 30, 2002, the Company's and its resellers' customers had entered into master agreements for systems and services (excluding support and maintenance and transaction based revenues for the ASPeN Division), which had not yet been delivered, installed and accepted which, if fully performed, would generate revenue of approximately $4,970,000, compared with approximately $4,417,000 at the end of fiscal 2001. The systems and services are currently expected to be delivered over the next two to three years. In addition, the Company anticipates approximately $585,000 in transaction-based fee revenues for the ASP Division's current client over the remaining nine month life of the contract. Because systems implementations and Application-hosting services ASP fees are dependent upon the customer's schedule and / or usage, the Company is unable to accurately predict the amount of revenues in future periods.

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

The commencement of revenue recognition varies depending on the size and complexity of the system, the implementation schedule requested by the customer and usage by customers of the ASPeN Division. Therefore, LanVision is unable to accurately predict the revenues it expects to achieve in any particular period. The Company's master agreements generally provide that the customer may terminate its agreement upon a material breach by the Company, or may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of a master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 3. DEFAULTS ON SENIOR SECURITIES

The Company is not in default under its existing Loan Agreement

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on May 29, 2002, the following members were elected to the Board of Directors:

                                         Votes For         Votes Withheld
                                         ---------         --------------
           George E. Castrucci           8,790,356             12,175
           Richard C. Levy, M.D.         8,742,281             60,250
           Eric S. Lombardo              8,776,927             25,604
           J. Brian Patsy                8,787,181             15,350
           Z. David Patterson            8,785,756             16,775


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

       3.1      Certificate of Incorporation of LanVision Systems, Inc. (*)

       3.2      Bylaws of LanVision Systems, Inc. (*)

        10 First Amendment to the Reseller Agreement between IDX Information Systems Corporation and LanVision, Inc.

        11      Computation of Earnings (Loss) Per Common Share

(*)      Incorporated by reference.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LANVISION SYSTEMS, INC.

DATE:      June 3, 2002              By:  /s/ J. BRIAN PATSY
      ----------------------             ----------------------------------
                                          J. Brian Patsy
                                          Chief Executive Officer and
                                          President

DATE:      June 3, 2002              By:  /s/ PAUL W. BRIDGE, JR.
      ----------------------             ----------------------------------
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

       10 First Amendment to the Reseller Agreement between IDX Information Systems Corporation and LanVision, Inc.

       11                   Computation of Earnings (Loss) Per Common Share