Form 10-Q
period 2002-07-31
LANVISION SYSTEMS INC
filed 2002-09-12
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

                                       or

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

         Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of September 9, 2002: 8,945,338.

                                TABLE OF CONTENTS


                                                                            Page

Part I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements......................   3

          Condensed Consolidated Balance Sheets at July 31, 2002 and
          January 31, 2002.................................................   3

          Condensed Consolidated Statements of Operations for the
          three and six months ended July 31, 2002 and 2001................   5

          Condensed Consolidated Statements of Cash Flows for the
          six months ended July 31, 2002 and 2001..........................   6

          Notes to Condensed Consolidated Financial Statements.............   7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................   9


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................  20

Item 3.   Defaults on Senior Securities....................................  20

Item 6.   Exhibits and Reports on Form 8-K.................................  20

          Signatures.......................................................  21

          Certifications...................................................  22

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     Assets

                                                                                                 (Unaudited)            (Audited)
                                                                                                   July 31,            January 31,
                                                                                                     2002                  2002
                                                                                                 ------------          ------------
Current assets:
    Cash and cash equivalents (restricted by long-term debt agreement)                           $  6,419,816          $  7,865,053
    Accounts receivable, net of allowance for doubtful
        accounts of $400,000, respectively                                                          1,887,319             1,451,027
    Unbilled receivables                                                                            2,213,345             1,742,785
    Prepaid expenses related to unrecognized revenue                                                   78,203               113,081
    Other                                                                                             350,258               201,962
                                                                                                 ------------          ------------
          Total current assets                                                                     10,948,941            11,373,908

Property and equipment:
    Computer equipment                                                                              2,430,353             1,875,590
    Computer software                                                                                 730,774               421,962
    Office furniture, fixtures and equipment                                                        1,153,934             1,139,457
    Leasehold improvements                                                                            131,248               117,795
                                                                                                 ------------          ------------
                                                                                                    4,446,309             3,554,804
    Accumulated depreciation and amortization                                                      (3,193,530)           (3,048,793)
                                                                                                 ------------          ------------
                                                                                                    1,252,779               506,011
Capitalized software development costs, net of accumulated
  amortization of $1,900,228 and $1,700,228, respectively                                           1,289,701             1,189,701
Installment receivables                                                                               433,339               267,969
Other                                                                                                 133,585               171,516
                                                                                                 ------------          ------------
                                                                                                 $ 14,058,345          $ 13,509,105
                                                                                                 ============          ============


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

  Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity

                                                                                                (Unaudited)              (Audited)
                                                                                                 July 31,               January 31,
                                                                                                   2002                    2002
                                                                                                ------------           ------------
Current liabilities:
  Accounts payable                                                                              $    427,457           $    230,571
  Accrued compensation                                                                               441,852                235,958
  Accrued other expenses                                                                           1,370,095              1,525,096
  Deferred revenues                                                                                1,536,495              1,371,200
  Current portion of capitalized lease obligations                                                   188,694                    -
  Current portion of long-term debt                                                                2,000,000              2,000,000
                                                                                                ------------           ------------
        Total current liabilities                                                                  5,964,593              5,362,825

Long-term capitalized lease obligations                                                              465,436                    -
Long-term debt                                                                                     2,000,000              3,000,000
Long-term accrued interest                                                                         2,383,521              2,239,798

Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                                                          -                      -

Stockholders' equity:
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 8,945,338 and 8,913,947 shares issued, respectively                                   89,453                 89,139
  Capital in excess of par value                                                                  34,825,947             34,787,849
  Accumulated (deficit)                                                                          (31,670,605)           (31,970,506)
                                                                                                ------------           ------------
        Total stockholders' equity                                                                 3,244,795              2,906,482
                                                                                                ------------           ------------
                                                                                                $ 14,058,345           $ 13,509,105
                                                                                                ============           ============


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       Three and Six Months Ended July 31,

                                   (Unaudited)

                                                                          Three Months Ended                 Six Months Ended
                                                                     ----------------------------      ----------------------------
                                                                        2002             2001             2002             2001
                                                                     -----------      -----------      -----------      -----------
Revenues:
    Systems sales                                                    $ 1,235,151      $   419,521      $ 2,672,505      $ 1,476,501
    Services, maintenance and support                                  1,844,903        1,475,716        3,245,772        2,940,023
    Application-hosting services                                         192,134          203,666          387,130          394,782
                                                                     -----------      -----------      -----------      -----------
        Total revenues                                                 3,272,188        2,098,903        6,305,407        4,811,306

Operating expenses:
    Cost of systems sales                                                277,703          158,147          643,904          308,578
    Cost of services, maintenance and support                            819,511          789,596        1,537,921        1,535,712
    Cost of application-hosting services                                  75,680           87,042          142,329          172,547
    Selling, general and administrative                                  906,547          633,470        1,750,074        1,338,714
    Product research and development                                     542,753          569,629        1,049,833        1,121,776
                                                                     -----------      -----------      -----------      -----------
        Total operating expenses                                       2,622,194        2,237,884        5,124,061        4,477,327
                                                                     -----------      -----------      -----------      -----------
Operating profit (loss)                                                  649,994         (138,981)       1,181,346          333,979

Other income (expense):
    Interest income                                                       27,829           73,480           57,752          177,912
    Interest expense                                                    (476,191)        (504,277)        (952,197)        (980,128)
                                                                     -----------      -----------      -----------      -----------
Earnings (loss) before income taxes                                      201,632         (569,778)         286,901         (468,237)
    Income tax (provision) benefit                                           -                -             13,000              -
                                                                     -----------      -----------      -----------      -----------
Net income (loss)                                                    $   201,632      $  (569,778)     $   299,901      $  (468,237)
                                                                     ===========      ===========      ===========      ===========

Basic net income (loss) per common share                             $       .02      $      (.06)     $       .03      $      (.05)
                                                                     ===========      ===========      ===========      ===========
Diluted net income (loss) per common share                           $       .02      $      (.06)     $       .03      $      (.05)
                                                                     ===========      ===========      ===========      ===========
Number of shares used in per common share computations:
   Basic                                                               8,927,966        8,884,534        8,921,073        8,881,931
                                                                     ===========      ===========      ===========      ===========
   Diluted                                                             9,184,346        8,884,534        9,208,693        8,881,931
                                                                     ===========      ===========      ===========      ===========



See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Six Months Ended July 31,

                                   (Unaudited)

                                                                                                     2002                  2001
                                                                                                  -----------           -----------
Operating activities:
Net income (loss)                                                                                 $   299,901           $  (468,237)
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
     Depreciation and amortization                                                                    344,737               361,809
     Increase in long-term accrued interest                                                           143,723                85,820

Cash provided by (used for) assets and liabilities:
     Accounts and unbilled receivables                                                             (1,072,222)              735,479
     Other current assets                                                                             (28,792)              (79,496)
     Accounts payable and accrued expenses                                                            247,779              (348,246)
     Deferred revenues                                                                                165,295              (380,809)
                                                                                                  -----------           -----------
Net cash provided by (used for) operating activities                                                  100,421               (93,680)
                                                                                                  -----------           -----------

Investing activities:
Proceeds from disposal of property and equipment                                                          -                  56,301
Purchases of property and equipment                                                                  (322,001)             (201,936)
Capitalization of software development costs                                                         (300,000)             (250,000)
Payment on note receivable                                                                                -                  75,000
Other                                                                                                  37,931               (22,246)
                                                                                                  -----------           -----------
Net cash (used for) investing activities                                                             (584,070)             (342,881)
                                                                                                  -----------           -----------

Financing activities:
Exercise of stock options and shares issued under the Employee Stock
   Purchase Plan                                                                                       38,412                19,319
Repayment of long-term debt                                                                        (1,000,000)                  -
                                                                                                  -----------           -----------
Net cash (used for) provided by financing activities                                                 (961,588)               19,319
                                                                                                  ===========           ===========

(Decrease) in cash and cash equivalents                                                            (1,445,237)             (417,242)
Cash and cash equivalents at beginning of period                                                    7,865,053             8,549,732
                                                                                                  -----------           -----------
Cash and cash equivalents at end of period                                                        $ 6,419,816           $ 8,132,490
                                                                                                  ===========           ===========
Supplemental cash flow disclosures:
    Interest paid                                                                                 $   786,667           $   862,000
                                                                                                  ===========           ===========
    Capital lease obligations incurred                                                            $   654,130           $       -
                                                                                                  ===========           ===========


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Annual Report on Form 10-K, for the fiscal Year ended January 31, 2002 - Commission File Number 0-28132. Operating results for the three and six months ended July 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2003.


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is presented beginning on page 23 of its 2001 Annual Report to Stockholders, which can be found as Exhibit 13.1 of the Annual Report on Form 10-K, for the fiscal Year ended January 31, 2002. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during fiscal year 2002.

Beginning in fiscal year 2002, certain expenses that were previously classified as cost of services, maintenance and support and selling, general and administrative expenses have been reclassified to product research and development because the work performed by the individuals involved have, over time, evolved into more product development related activities. Prior year amounts have been reclassified to conform to the 2002 financial statement presentation.


Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The decrease in cash and cash equivalents results primarily from the payment of $1,000,000 in long-term debt during the first six months and $500,000 of the long-term accrued interest on the outstanding debt during the first quarter.

The increase in accounts receivable, net is due to higher revenues from our direct customers and higher royalties due from a remarketing partner at the end of the second quarter.

The increase in unbilled receivables is due to higher amounts due from a remarketing partner. Royalty payments are remitted to LanVision in accordance with the remarketing agreement, and are accounted for as unbilled receivables until the royalty payments are received.

Other current assets consist of software and hardware awaiting installation (related to unrecognized revenue) and prepaid expenses, including commissions. The increase relates primarily to additional prepaid maintenance on new property and equipment and prepaid maintenance required to provide customer support.

The increase in property and equipment, net, is primarily the result of the acquisition, mostly via capitalized leases, of computer equipment and software necessary to support current and future ASPeN(SM) application-hosting services customers.

The increase in installment receivables results from the sale of an additional system by a reseller on the installment basis.

Other non-current assets consist primarily of prepaid long-term debt closing costs, which are amortized to expense over the life of the loan.

The increase in accounts payable results primarily from the delivery of hardware to new customers in July, the invoices for which were not paid at the quarter end.

The increase in accrued compensation results primarily from the increase in the accrual for bonuses payable under the employee bonus plans. At January 31, 2002, the accrual was lower because the Company did not meet its bonus payout goals for the fiscal year.

The decrease in accrued other expenses relates primarily to the settlement of certain accrued obligations during the first quarter.

The increase in deferred revenues results from billings to customers recorded prior to revenue recognition.

The increase in long-term accrued interest is net of a special payment of $500,000 of such interest at the time the loan agreement was amended, during the first quarter, to set the financial covenants for fiscal 2002, net of the normal increase in the deferred interest payable under the loan.

During the second quarter the Company acquired computer equipment and related software for a second application-hosting services data center, which are accounted for as capitalized leases. The amount of the leased assets by category are: computer equipment $372,705; computer software $196,799; and prepaid maintenance & expenses $84,626, for a total of $654,130 in new assets. The leases are payable monthly in installments of $11,668 commencing September 2002, through August 2005 and $8,323 commencing January 2003, through December 2005. The present value of the future lease payments is $654,130 and assumes the interest rates implicit in the lease agreements at the inception of the leases.


Note 4 - STOCK OPTIONS

During the first six months of the current fiscal year, the Company granted no stock options under any Stock Option Plan. During the same period no options were forfeited under all plans. Stock Options to acquire 8,332 shares of Common Stock were exercised in the second quarter. No Stock Options were exercised in the first quarter.


Note 5 - EARNINGS PER SHARE

The basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.

The diluted net income per common share calculation, is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options and the employee stock purchase plan (256,380 shares in the second quarter and 287,620 shares in the first six months of 2002). The Company had approximately 100,775 option shares outstanding at July 31, 2002 that were not included in the diluted net income per share calculation as the inclusion thereof would be antidilutive.

The diluted (loss) per common share calculation for 2001, excludes the effect of the common stock equivalents (stock options) as the inclusion thereof would be antidilutive.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained herein, this Discussion and Analysis, as well as other Items in this Form 10-Q, contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements, included herein. These risks and uncertainties include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell LanVision products, the ability of the Company to control costs, availability of products produced from third party vendors, the healthcare regulatory environment, healthcare information systems budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risks detailed from time to time in the LanVision Systems, Inc. filings with the U. S. Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

GENERAL

LanVision Systems, Inc. ("LanVision"(TM) or the "Company") is an Electronic Medical Record solution software and application-hosting services provider. LanVision is a leading supplier of Healthcare Information Access Solutions specializing in connectivity solutions that utilize the power of the Internet/Intranet to link hospitals, physicians, patients and payers to a robust Electronic Medical Record. LanVision's products and services are complementary to existing clinical and financial systems, and use document imaging and workflow tools to ensure end-users can electronically access both "structured" and "unstructured" patient data and all the various forms of healthcare information including clinician's handwritten notes, lab reports, photographs, insurance cards, etc. LanVision's solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access information from virtually any location, including the physician's desktop, using Web browser-based technology. Web access to the entire medical record improves physician productivity and reduces administrative costs such as filing, storage, retrieval and upkeep of medical records and clinical costs, such as redundant diagnostic testing. The system enables healthcare providers to access, on a real-time basis, all the various forms of clinical and financial patient information from a single permanent and secure healthcare information repository. LanVision's solutions integrate a proprietary document imaging platform, application suites, and image and Web-enabling tools, that allow for the seamless merger of "back office" functionality with existing Clinical Information Systems at the desktop. LanVision offers a robust document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is optimized for the healthcare industry. In addition to providing the clinician access to information not previously available at the desktop, LanVision's applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, LanVision has integrated its products with selected systems from Siemens Medical Solutions Health Services Corporation (Siemens), Cerner Corporation and will soon integrate its products with IDX Information Systems Corporation (IDX) applications. By offering electronic access to all the components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Computer Based Patient Record. LanVision's systems deliver on-line enterprisewide access to fully-updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm.

Historically, LanVision has derived its revenues from systems sales involving the licensing, either directly or through remarketing partners, of its Electronic Medical Record solution software to Integrated Healthcare Delivery Networks (IDN). In a typical transaction, LanVision, or its remarketing partners, enter into a perpetual or term license or fee-for-service agreement for LanVision's Electronic Medical Record software suite and may license or sell other third-party software and hardware components to the IDN. Additionally, LanVision, or its remarketing partners provide professional services, including implementation, training and product support.

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

Beginning in 1998, LanVision began offering customers the ability to obtain its Electronic Medical Record solution on an application-hosting basis as an Application Service Provider. LanVision established a hosting data center and installed LanVision's Electronic Medical Record suite, called ASPeN (Application Service Provider eHealth Network) within the hosting data center. Under this arrangement, customers electronically capture information and transmit the data to the hosting data center. The ASPeN services division stores and manages the data using LanVision's Electronic Medical Record suite of applications, and customers can view, print, or fax the information from anywhere using the LanVision Web-based applications. The ASPeN services division charges and recognizes revenue for these services on a per transaction or subscription basis as information is captured, stored, and retrieved.

In February 2000, LanVision sold its hosting data center. Simultaneously therewith, LanVision entered into an annual service agreement with the buyer. Under the terms of this service agreement, which can be renewed annually at the sole option of the Company, in exchange for processing fees, LanVision will continue to use the hosting data center to provide ASPeN services to LanVision's current customers. Although LanVision sold the original hosting data center assets, LanVision continues to market its ASPeN services solution and continues to provide its ASPeN services through the hosting data center. LanVision is in the process of building a second application-hosting data center in order to provide the capacity for its newest ASPeN services clients and into which it will consolidate all of its existing ASPeN application-hosting services at some time in the future. Approximately $570,000 in new equipment and software has been leased for the new application-hosting data center.

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

The ASPeN services division was designed to overcome obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for Healthcare Information Systems personnel to implement new systems. LanVision believes that Integrated Delivery Networks will begin to look for this type of ASP application because of the ease of implementation and lower entry-level costs. LanVision believes its business model is especially well suited for the ambulatory marketplace and is actively pursuing remarketing agreements, in addition to those discussed below, with other Healthcare Information Systems providers to distribute LanVision's Electronic Medical Record solution.

Generally, revenue from systems sales is recognized when an agreement is signed and products are made available to end-users. Revenue recognition related to routine installation, integration and project management is deferred until the work is performed. If an agreement requires the Company to perform services and modifications that are deemed significant to system acceptance, revenue is recorded either on the percentage-of-completion method or revenue related to the delivered hardware and software components is deferred until such obligations are deemed insignificant, depending on the contractual terms. Revenues from consulting, training and application-hosting services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of the revenue are classified as deferred revenues. Revenue recognized prior to progress billings to customers is recorded as unbilled receivables.

In 1998, LanVision entered into a five year Remarketing Agreement with Siemens Medical Solutions Health Services Corporation. Under the terms of the Agreement, Siemens was granted an exclusive worldwide license to distribute ChartVision, On-Line Chart Completion, WebView and Enterprisewide Correspondence to the Siemens customer base and prospect base, as defined in the Agreement, and a non-exclusive license to distribute all other LanVision products. If Siemens distributes any other Electronic Medical Record product competing with LanVision's products, LanVision may terminate the Siemens Remarketing Agreement. LanVision and Siemens are currently in negotiations for a new agreement to replace the existing agreement that expires in early 2003.

Under the terms of the agreement, Siemens remits royalties to LanVision based upon Siemens sublicensing of LanVision's software to Siemens' customers. Twenty-five percent of the royalty is due 30 days following the end of the quarter in which Siemens executes the end user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty statement. The remaining seventy-five percent of the royalty is due 30 days following the end of the quarter in which Siemens commences software implementation activities. The Company records this revenue when the 75% payment due from Siemens is fixed and determinable, which is when the software implementation activities commence. Through July 31, 2002, Siemens has sold twenty-two systems to end-users.

In January 2002, LanVision entered into a five year Remarketing Agreement with IDX Information Systems Corporation. Under the terms of the agreement, IDX was granted a non-exclusive worldwide license to distribute certain LanVision Electronic Medical Record software including accessANYware(SM), codingANYware(SM) when it becomes available, and ASPeN application-hosting services to IDX customers and prospective customers, as defined in the Remarketing Agreement.

Under the terms of a Remarketing Agreement, IDX remits royalties to LanVision based upon IDX sublicensing LanVision's software to IDX's customers. Thirty percent of the royalty is due 45 days following the end of the month in which IDX executes an end-user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty report. The remaining seventy percent of the royalty is due from IDX, in varying amounts based on implementation milestones, 45 days following the end of the month in which a milestone occurs. LanVision records this revenue when the seventy percent payment due from IDX is fixed and determinable, which is generally when the software implementation activities commence. The IDX Remarketing Agreement was signed in January 2002. Through July 31, 2002, IDX has sold two systems to end-users.

In May 2002, LanVision entered into a Marketing and Referral Agreement with the 3M Health Information Systems, division of 3M, whereby 3M and LanVision entered into a referral marketing agreement for its new product codingANYware. Revenues from this agreement are expected to begin after the general release of codingANYware in 2002.


UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter-to-quarter as a result of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers increase. Revenues from ASP application-hosting services operations are expected to increase over time, as more hospitals outsource services to LanVision's ASPeN services division and existing customers increase the volume of documents stored on the systems, and the number of retrievals increases.

The Company's revenues and operating results may vary significantly from quarter-to-quarter as a result of a number of other factors, many of which are outside the Company's control. These factors include the relatively high purchase price of a system, unpredictability in the number and timing of systems sales, length of the sales cycle, delays in the installation process and changes in the customer's financial condition or budget and the sales activities of the remarketing partners. As a result, period-to-period comparisons may not be meaningful with respect to the past operations of the Company nor are they necessarily indicative of the future operations of the Company.


REVENUES

Revenues for the second fiscal quarter ended July 31, 2002, were $3,272,188, compared with $2,098,903 reported in the comparable quarter of 2001. Revenues for the six months ended July 31, 2002, were $6,305,407, compared with $4,811,306 reported in the comparable period of 2001. The increase, in both the quarter and six months is due to new sales from our remarketing partners and implementation of existing contracts through our remarketing partners.

Revenues for the first six months of fiscal 2001 and 2002 continued to be affected because many healthcare organizations deferred new software purchases until final Federal Health Privacy Regulations were promulgated, to comply with the requirements of HIPAA (Health Insurance Portability and Accountability Act of 1996).

Additionally, healthcare institutions are assessing and implementing many new technologies. Although many of these systems do not compete with LanVision products, these systems do compete for capital budget dollars and the available time of information systems personnel within the healthcare industries. However, management continues to believe that revenue from its Remarketing Agreements with Siemens and IDX will increase in the future since LanVision's product has been fully integrated with the Siemens products and will soon be integrated with the IDX products. In addition, our Web browser-based ASPeN services application, which is currently available and in production with our customers and available through our Resellers, should further enhance application-hosting revenues to LanVision with minimal additional cost. Both our Remarketing and Reseller Agreements should represent a greater percentage of the Company's total revenues in the future.

Many healthcare organizations are beginning to plan additional information technology projects following Year 2000 remediation and in anticipation of HIPAA compliance. The HIPAA Regulations are a series of standards that are intended to regulate the way health information is secured and transmitted. A healthcare industry report (Fitch IBCA, Duff & Phelps) stated that in order to comply with the HIPAA healthcare information electronic transmission regulations, healthcare systems will need to adjust existing systems or purchase new information technology systems, hire and retrain staff, and make significant changes to the current processes associated with maintaining patient privacy, the cost of which is estimated to be somewhere between three to four times the amount of expenditures required for Year 2000 remediation, or an amount in excess of $25 billion. LanVision believes its highly evolved, secure and technologically advanced Web browser-based ASPeN services solution will position the Company to take advantage of, what we continue to believe will be, significantly increasing market opportunities for LanVision and its distribution partners in the future.

After an agreement is executed, LanVision does not record revenues until it delivers the hardware and software or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the implementation, training, interface development and other services requested by the customer. Accordingly, significant variations in revenues can result as was more fully discussed above under "Uneven Patterns of Quarterly Operating Results". Three customers, excluding our remarketing partners Siemens and IDX, accounted for approximately 23%, or $1,485,668 of the revenues for the first six months of 2002 compared with 27%, or $1,306,614 of revenues in the comparable period of the prior year. Revenues from our remarketing partners accounted for approximately 38% or $2,438,204 for the six months ended July 31, 2002, compared with approximately 20% or $945,270 for the six months ended July 31, 2001. This increase in revenues results primarily from our newest partner, IDX.


OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and third party software and LanVision software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the second quarter of fiscal 2002 and 2001 were 22% and 38%, respectively and for the first six months of fiscal 2002 and 2001 were 24% and 21%, respectively. The lower percentage of cost of sales for the quarter reflects a greater volume of LanVision software sold during the current period compared to the comparable prior period, which had lower LanVision software revenues. For the six-month period in 2002 the cost of sales is higher than the comparable prior period because of higher hardware and lower software sales, primarily in the first quarter of fiscal 2002 when compared to the comparable prior period.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 44% and 54% for the second quarter and 47% and 52% for the first six months, respectively, of fiscal 2002 and 2001. The decrease in the percentages is due to greater utilization of the professional services staff with little additional cost. The Company's support margins are highest on LanVision's proprietary software. Accordingly, margins are expected to improve as more customers are added.

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

Cost of application-hosting services

The Company currently incurs expenses for its application-hosting services only for the third party outsourcing services it uses, which are directly related to the application-hosting services revenues generated by the ASPeN services division. The current cost of sales is between 39% and 43%, but is expected to temporarily increase as a second application-hosting data center, which the company has built and will operate goes on line, that has a fixed cost rather than a variable cost structure which the Company now pays to the outsourcing service bureau we currently uses.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the second quarter of fiscal 2002, Selling, General and Administrative expenses increased to $906,547 compared with $633,470 in the comparable prior quarter. During the first six months of fiscal 2002, Selling, General and Administrative expenses increased to $1,750,074 compared with $1,338,714 in the comparable prior period. The increase in Selling, General and Administrative expenses is due to normal inflation and the increased cost to defend our intellectual property rights in two matters initiated by the Company. [See Part II. Item 1 Legal

Proceedings of this Form 10-Q.] In addition, the Company has gradually redirected its resources to focus its sales efforts on indirect distribution through its current and future Remarketing, Reseller, and ASPeN services partners. The increased emphases on indirect sales include additional personnel assigned to the Corporate Development Group and increased travel and living expenses as the pace of corporate development activities has increased. Also, the internal resources of our Client Managers has been redirected to more intense selling into our current installed base and less on managing Professional Services engagements. Accordingly, the costs associated with the Client Managers are now reported as Selling, General and Administrative expenses rather than cost of Professional Services.

Product Research and Development

Product research and development expenses consist primarily of: compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the second quarter, research and development expenses were $542,753 compared with $569,629 in the comparable prior quarter. During the first six months, research and development expenses were $1,049,833 compared with $1,121,776 in the comparable prior period. The decrease results from lower staff costs resulting from converting consultants to company employees at lower costs, and increased capitalized software development costs for the newest product codingANYware under development. The Company closely monitors and augments its Research and Development staff, as necessary, to accelerate the development of new products. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $300,000 and $250,000 of product research and development costs in the first six months of fiscal 2002 and 2001. The capitalized costs during the first six months of fiscal 2002 relate primarily to LanVision's two new products under development, accessANYware and codingANYware.

Operating profit

The operating profit for the second quarter of fiscal 2002 was $649,994 compared with an operating loss of $138,981 in the second quarter of fiscal 2001, an improvement of approximately $789,000. The operating profit for the first six months of fiscal 2002 was $1,181,346 compared with an operating profit of $333,979 in the first six months of fiscal 2001, an improvement of approximately $847,000. The increase in the operating profit results primarily from: (1) continued stringent cost controls, (2) increased revenues of approximately $1,494,000, primarily LanVision software licensing revenues offset by (3) higher cost of system sales because of a higher content of hardware sales, with lower margins, and increased Selling, General and Administrative expenses as discussed above.

Interest income consists primarily of interest on invested cash. The decreases in interest income results from lower cash balances and significantly lower interest rates.

Interest expense relates to the long-term debt. In connection with setting the loan covenants for fiscal year 2002, the Company made an additional $500,000 special payment of the long-term deferred interest on March 13, 2002.

Net income

The net income for the second quarter of fiscal 2002 was $201,632 ($.02 per share) compared with net loss of $569,778 ($.06 per share loss) in the second quarter of fiscal 2001. The net income for the first six months of fiscal 2002 was $299,901 ($.04 per share) compared with net loss of $468,237 ($.05 per share loss) in the first six months of fiscal 2001. The improvement in the net income is the primarily the result of the increased revenues as noted above.

Notwithstanding the less than anticipated number of new customer agreements signed by the Company and its resellers in the past, management continues to believe that the healthcare document imaging and workflow market is significant which, with the help of our existing and future partners, will enable LanVision to capture a significant portion of the market. Management believes it has made, and continues to make, the investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth primarily through third party distributors and remarketing partners.

Since commencing operations in 1989, the Company has incurred operating losses. Although the Company achieved profitability in fiscal years 1992, 1993, 2000 and 2001, the Company incurred a net loss in fiscal years 1994 through 1999. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.


LIQUIDITY AND CAPITAL RESOURCES

During the last five fiscal years, LanVision has funded its operations, working capital needs and capital expenditures primarily from the proceeds of the 1996 Initial Public Offering, cash generated by operations and a $6,000,000 loan.

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

LanVision has no significant obligations for capital resources, other than noncancelable operating leases in the total amount of approximately $224,000, payable over the next four years and Capitalized Leases with payments totaling $720,000 over the next four years.

In July 2004, upon maturity of the long-term debt, LanVision may, under the terms of the long-term debt agreement, be required to pay to the lender an amount necessary so that the market value of the stock underlying the Warrants issued to the lender in connection with the long-term debt, plus the 12% interest paid on the loan will yield the lender a 25% compound annual return. If the yield from the value of the Warrants plus interest paid does not provide the lender with the 25% guaranteed compound annual return, LanVision is required to pay the additional amount in cash at the time of maturity. Accordingly, LanVision is accruing interest on the loan at a 25% compound interest rate, regardless of the value of the stock and the inherent value of the Warrants. The current estimate of the maximum obligation at maturity, which would be required to be paid to the lender, assuming the Warrants have no value, is approximately $5,800,000. Depending on the amount of cash LanVision has at that time, and the value of the Warrants, it may be necessary for LanVision to borrow funds or obtain additional equity in order to fund the deferred interest payable to the lender at that time. LanVision believes that continued operating performance improvements should enable it to fund a portion of the obligation and borrow the additional funds necessary to fully retire the obligation at maturity. However, there can be no assurance LanVision will be able to do so.

Over the last several years, LanVision's revenues were less than its internal plans. However, during the same period, LanVision has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses. This resulted in significant net cash outlays over the last five years. Although LanVision has reduced staffing levels and related expenses, increased revenues and improved operating performance, LanVision's expenses continue to increase. Accordingly, to continue to achieve increasing profitability, and positive cash flow, it is necessary for LanVision to increase revenues or reduce expenses. LanVision believes that the requirement for healthcare organizations to become HIPAA compliant, and the recent signing of the IDX Information Systems Corporation remarketing agreement and the 3M agreements should offer significant opportunities to increase revenues. Additionally, the IDX and Siemens Remarketing Agreements, as previously noted, have significantly expanded the sales distribution capabilities and LanVision. LanVision believes that market opportunities are such that LanVision should be able to increase its revenues. However, there can be no assurance LanVision will be able to do so.

In February 2000, LanVision sold its hosting data center for $2,900,000. The sale resulted in a gain of approximately $1,400,000.

At July 31, 2002, LanVision had cash and cash equivalents of $6,419,816. Cash equivalents consist primarily of overnight bank repurchase agreements and short-term commercial paper. Under the terms of its loan agreement, as amended, LanVision has agreed to maintain a minimum cash and cash equivalent balance of $4,800,000. Over the next twelve months, $2,000,000 of long-term debt is required to be repaid to the lender.

LanVision has significantly reduced operating expenses during the last three fiscal years, and believes it will continue to improve operating results in fiscal 2002. Notwithstanding the increases in fiscal year 2001 and the first six months of fiscal 2002 revenues and operating profit, for the foreseeable future, LanVision will need to continually assess its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require lender approval. However, there can be no assurance LanVision will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse effect on future operating performance.

To date, inflation has not had a material impact on LanVision's revenues or expenses. Additionally, LanVision does not have any significant market risk exposure at July 31, 2002.

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

At July 31, 2002, the Company's and its resellers' customers had entered into master agreements for systems and services (excluding support and maintenance and transaction based revenues for the ASPeN services division), which had not yet been delivered, installed and accepted which, if fully performed, would generate revenue to LanVision of approximately $4,322,000, compared with approximately $4,417,000 at the end of fiscal 2001. The systems and services are currently expected to be delivered over the next two to three years. In addition, the Company anticipates approximately $390,000 in application-hosting services revenues for the ASPeN services division's current client over the remaining six-month life of the contract. However, LanVision has also received an interim Purchase Order to provide start up ASPeN services to a new client, pending approval of a negotiated three-year agreement by the new client's board. When the agreement receives approval, an estimated additional $3,400,000 in application-hosting services revenues will be added to the backlog.

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

The commencement of revenue recognition varies depending on the size and complexity of the system, the implementation schedule requested by the customer and usage by customers of the ASPeN services division. Therefore, LanVision is unable to accurately predict the revenues it expects to achieve in any particular period. The Company's master agreements generally provide that the customer may terminate its agreement upon a material breach by the Company, or may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of a master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company's business, financial condition and results of operations.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

LanVision is a party to various legal proceedings and claims that arise in the ordinary course of business from time to time. Currently, LanVision is a party to several pending lawsuits that were initiated by LanVision to protect its intellectual property rights, to enforce non-competition covenants and/or to prevent third parties from improperly interfering in LanVision's business. The defendants in one or more of these actions have asserted, and may assert in the future, counterclaims against LanVision. While the outcome of these claims, as well as any claims that may not have yet been asserted against LanVision, whether in these actions or otherwise, cannot be predicted with certainty at this time, LanVision is not aware of any legal matters that will have a material adverse effect on LanVision's consolidated results of operations or consolidated financial position.


Item 3. DEFAULTS ON SENIOR SECURITIES

The Company is not in default under its existing Loan Agreement.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      3.1   Certificate of Incorporation of LanVision Systems, Inc. (*)

      3.2   Bylaws of LanVision Systems, Inc. (*)

      11    Computation of Earnings (Loss) Per Common Share

      99.1  Certification by Chief Executive Officer pursuant to U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2  Certification by Chief Financial Officer pursuant to U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(*) Incorporated by reference.

(b) Reports on Form 8-K

    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LANVISION SYSTEMS, INC.


DATE:   September 10, 2002             By: /s/ J. BRIAN PATSY
        ------------------                 -------------------------------------
                                           J. Brian Patsy
                                           Chief Executive Officer and President


DATE:   September 10, 2002             By: /s/ PAUL W. BRIDGE, JR.
        ------------------                 -------------------------------------
                                           Paul W. Bridge, Jr.
                                           Chief Financial Officer and Treasurer

                                 CERTIFICATIONS


I, J. Brian Patsy, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of LanVision Systems, Inc. ("Registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.


September 10, 2002                         /s/ J. Brian Patsy
                                           ------------------
                                           Chief Executive Officer and President

I, Paul W. Bridge, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of LanVision Systems, Inc. ("Registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.


September 10, 2002                       /s/ Paul W. Bridge, Jr.
                                         -----------------------
                                         Chief Financial Officer and Treasurer


EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certification as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly report of Form 10-Q covers a period ending before the Effective Date of such Release.

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

    11            Computation of Earnings (Loss) Per Common Share

    99.1          Certification by Chief Executive Officer pursuant to U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2          Certification by Chief Financial Officer pursuant to U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.