Form 10-Q
period 2002-10-31
LANVISION SYSTEMS INC
filed 2002-12-12
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

                                       or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /

      Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of December 12, 2002: 8,945,338.

                                TABLE OF CONTENTS


                                                                                   Page
Part I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements........................     3

             Condensed Consolidated Balance Sheets at October 31, 2002 and
             January 31, 2002...................................................     3

             Condensed Consolidated Statements of Operations for the three and
             nine months ended October 31, 2002 and 2001........................     5

             Condensed Consolidated Statements of Cash Flows for the nine
             months ended October 31, 2002 and 2001.............................     6

             Notes to Condensed Consolidated Financial Statements...............     7

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations..............................................     9

Item 4       Controls and Procedures............................................    21


Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings..................................................    22

Item 3.      Defaults on Senior Securities......................................    22

Item 5       Other Information                                                      22

Item 6.      Exhibits and Reports on Form 8-K...................................    23

             Signatures.........................................................    24

             Certifications.....................................................    25

PART I.  FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                           (Unaudited)      (Audited)
                                                                            October 31,     January 31,
                                                                               2002            2002
                                                                           ------------    ------------
Current assets:
    Cash and cash equivalents (restricted by long-term debt agreement)     $  6,246,127    $  7,865,053
    Accounts receivable, net of allowance for doubtful accounts of
        $400,000, respectively                                                2,003,472       1,451,027
    Unbilled receivables                                                      2,677,842       1,742,785
    Prepaid expenses related to unrecognized revenue                             81,054         113,081
    Other                                                                       277,726         201,962
                                                                           ------------    ------------
          Total current assets                                               11,286,221      11,373,908

Property and equipment:
    Computer equipment                                                        2,492,165       1,875,590
    Computer software                                                           749,146         421,962
    Office furniture, fixtures and equipment                                  1,153,934       1,139,457
    Leasehold improvements                                                      151,635         117,795
                                                                           ------------    ------------
                                                                              4,546,880       3,554,804
    Accumulated depreciation and amortization                                (3,284,952)     (3,048,793)
                                                                           ------------    ------------
                                                                              1,261,928         506,011
Capitalized software development costs, net of accumulated
  amortization of $2,000,228 and $1,700,228, respectively                     1,339,701       1,189,701
Installment receivables                                                         433,339         267,969
Other                                                                           133,864         171,516
                                                                           ------------    ------------
                                                                           $ 14,455,053    $ 13,509,105
                                                                           ============    ============


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

  Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity

                                                                       (Unaudited)      (Audited)
                                                                       October 31,     January 31,
                                                                          2002            2002
                                                                      ------------    ------------
Current liabilities:
  Accounts payable                                                    $    479,407    $    230,571
  Accrued compensation                                                     257,676         235,958
  Accrued other expenses                                                 1,382,893       1,525,096
  Deferred revenues                                                      1,938,433       1,371,200
  Current portion of capitalized lease obligations                         191,469              --
  Current portion of long-term debt                                      2,000,000       2,000,000
                                                                      ------------    ------------
        Total current liabilities                                        6,249,878       5,362,825

Long-term capitalized lease obligations                                    441,122              --
Long-term debt                                                           1,500,000       3,000,000
Long-term accrued interest                                               2,766,819       2,239,798

Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                                 --              --

Stockholders' equity:
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 8,945,338 and 8,913,947 shares issued, respectively         89,453          89,139
  Capital in excess of par value                                        34,825,947      34,787,849
  Accumulated (deficit)                                                (31,418,166)    (31,970,506)
                                                                      ------------    ------------
        Total stockholders' equity                                       3,497,234       2,906,482
                                                                      ------------    ------------
                                                                      $ 14,455,053    $ 13,509,105
                                                                      ============    ============


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     Three and Nine Months Ended October 31,

                                   (Unaudited)


                                                    Three Months Ended            Nine Months Ended
                                                --------------------------    --------------------------
                                                   2002           2001           2002           2001
                                                -----------    -----------    -----------    -----------
Revenues:
    Systems sales                               $ 1,274,820    $ 1,763,897    $ 3,947,325    $ 3,240,398
    Services, maintenance and support             1,634,525      1,442,407      4,880,297      4,382,430
    Application-hosting services                    299,246        178,725        686,376        573,507
                                                -----------    -----------    -----------    -----------
        Total revenues                            3,208,591      3,385,029      9,513,998      8,196,335

Operating expenses:
    Cost of systems sales                           260,934        254,750        904,838        563,328
    Cost of services, maintenance and support       660,790        802,966      2,198,711      2,338,679
    Cost of application-hosting services            195,184         81,254        337,513        253,801
    Selling, general and administrative             822,764        748,781      2,572,838      2,087,494
    Product research and development                517,455        496,682      1,567,288      1,618,458
                                                -----------    -----------    -----------    -----------
        Total operating expenses                  2,457,127      2,384,433      7,581,188      6,861,760
                                                -----------    -----------    -----------    -----------
Operating income                                    751,464      1,000,596      1,932,810      1,334,575

Other income (expense):
    Interest income                                  32,725         56,899         90,477        234,811
    Interest expense                               (518,750)      (559,238)    (1,470,947)    (1,539,366)
                                                -----------    -----------    -----------    -----------
Earnings before income taxes                        265,439        498,257        552,340         30,020
    Income tax (provision) benefit                  (13,000)            --             --             --
                                                -----------    -----------    -----------    -----------
Net income                                      $   252,439    $   498,257    $   552,340    $    30,020
                                                ===========    ===========    ===========    ===========

Basic net income per common share               $       .03    $       .06    $       .06    $       .00
                                                ===========    ===========    ===========    ===========
Diluted net income per common share             $       .03    $       .06    $       .06    $       .00
                                                ===========    ===========    ===========    ===========
Number of shares used in per common share
computations:
   Basic                                          8,945,338      8,894,948      8,929,250      8,886,318
                                                ===========    ===========    ===========    ===========
   Diluted                                        9,174,550      9,012,469      9,197,401      8,997,726
                                                ===========    ===========    ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Nine Months Ended October 31,

                                   (Unaudited)

                                                                          2002           2001
                                                                       -----------    -----------
Operating activities:
Net income                                                             $   552,340    $    30,020
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                         536,159        521,754
     Increase in long-term accrued interest                                527,021        450,071

Cash provided by (used for) assets and liabilities:
     Accounts and unbilled receivables                                  (1,652,872)       186,379
     Other current assets                                                   40,889         30,154
     Accounts payable and accrued expenses                                 128,351       (376,052)
     Deferred revenues                                                     567,233       (563,393)
                                                                       -----------    -----------
Net cash provided by operating activities                                  699,121        278,933
                                                                       -----------    -----------

Investing activities:
Proceeds from disposal of property and equipment                                --         56,301
Purchases of property and equipment                                       (422,572)      (222,857)
Capitalization of software development costs                              (450,000)      (375,000)
Payment on note receivable                                                      --         75,000
Other                                                                       37,652         38,962
                                                                       -----------    -----------
Net cash (used for) investing activities                                  (834,920)      (427,594)
                                                                       -----------    -----------

Financing activities:
Exercise of stock options and shares issued under the Employee Stock
   Purchase Plan                                                            38,412         19,319
Repayment of long-term debt                                             (1,500,000)      (500,000)
Payment of capitalized leases                                              (21,539)            --
                                                                       -----------    -----------
Net cash (used for) provided by financing activities                    (1,483,127)      (480,681)
                                                                       -----------    -----------

(Decrease) in cash and cash equivalents                                 (1,618,926)      (629,342)
Cash and cash equivalents at beginning of period                         7,865,053      8,549,732
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $ 6,246,127    $ 7,920,390
                                                                       ===========    ===========

Supplemental cash flow disclosures:
    Interest paid                                                      $   909,333    $ 1,046,000
                                                                       ===========    ===========
    Capital lease obligations incurred                                 $   654,130    $        --
                                                                       ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the LanVision Systems, Inc. Annual Report on Form 10-K for the fiscal Year ended January 31, 2002 - Commission File Number 0-28132. Operating results for the three and nine months ended October 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2003.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is presented beginning on page 23 of its 2001 Annual Report to Stockholders, which can be found as Exhibit 13.1 of the Annual Report on Form 10-K for the fiscal Year ended January 31, 2002. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during fiscal year 2002.

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

Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The decrease in cash and cash equivalents results primarily from the payment of $1,500,000 in long-term debt during the first nine months and $500,000 of the long-term accrued interest on the outstanding debt during the first quarter.

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

The increase in property and equipment, net, is primarily the result of the acquisition, mostly via capitalized leases, of computer equipment and software necessary to support current and future ASPeNSM application-hosting services customers. LanVision has established a new data center into which it will be consolidating all of its ASPeN operations by February 2003.

The increase in installment receivables results from the sale of an additional system by a reseller on an installment basis.

Other non-current assets consist primarily of prepaid long-term debt closing costs, which are amortized to expense over the life of the loan.

The increase in accounts payable results primarily from the delivery of hardware to new customers in October, the invoices for which were not paid at the quarter end.

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

The increase in long-term accrued interest is net of a special payment of $500,000 of such interest at the time the loan agreement was amended, during the first quarter, to set the financial covenants for fiscal 2002.

During the second quarter the Company acquired computer equipment and related software for a second application-hosting services data center, which are accounted for as capitalized leases. The amount of the leased assets by category are: computer equipment $372,705; computer software $196,799; and prepaid maintenance and expenses $84,626, for a total of $654,130 in new assets. The leases are payable monthly in installments of $11,668 commencing September 2002, through August 2005 and an additional amount of $8,323 commencing January 2003, through December 2005. The present value of the future lease payments upon lease inception was $654,130 using the interest rates implicit in the lease agreements at the inception of the leases.

Note 4 - STOCK OPTIONS

During the first nine months of the current fiscal year, the Company granted no stock options under any Stock Option Plan. During the same period no options were forfeited under any plans. Stock Options to acquire 8,332 shares of Common Stock were exercised in the second quarter. No Stock Options were exercised in the first or third quarters.

Note 5 - EARNINGS PER SHARE

The basic net income per common share is calculated using the weighted average number of common shares outstanding during the period.

The diluted net income per common share calculation, is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options and the employee stock purchase plan (400,354 shares in the third quarter and 454,375 shares in the first nine months of 2002). The Company had approximately 174,775 option shares outstanding at October 31, 2002 that were not included in the diluted net income per share calculation as the inclusion thereof would be antidilutive.


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


RESULTS OF OPERATIONS


GENERAL

LanVision Systems, Inc. ("LanVision"(TM) or the "Company") is an Electronic Medical Record workflow solution and application-hosting services provider. LanVision is a leading supplier of Healthcare Information Access Workflow Solutions specializing in connectivity that utilize the power of the Internet/Intranet to link hospitals, physicians, administrative personnel, patients, and payers to a Computer Based Patient Electronic Medical Record repository. LanVision's software application products and services are complementary to existing clinical and financial systems, and use document imaging and advanced workflow tools to ensure end-users can electronically access both "structured" and "unstructured" patient data and all the various forms of clinical and financial healthcare information from a single permanent and secure repository, including clinician's handwritten notes, lab reports, photographs, insurance cards, etc. LanVision's workflow solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access and process information, on a real-time basis, from virtually any location, including the physician's desktop, using Web browser-based technology. Web access to the entire medical record improves physician and administrative personnel productivity and reduces administrative costs such as filing, storage, retrieval, and upkeep of medical records and clinical costs, such as redundant diagnostic testing. LanVision's solutions integrate a proprietary document imaging platform, application suites, and image and Web-enabling tools, that allow for the seamless merger of "back office" functionality with existing Clinical Information Systems at the desktop. LanVision offers a document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, LanVision's applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, LanVision has integrated its products with selected systems from Siemens Medical Solutions Health Services Corporation (Siemens), and Cerner Corporation and will soon integrate its products with IDX Information Systems Corporation (IDX) applications. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Computer Based Patient Record. LanVision's systems deliver on-line enterprisewide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, x-ray film, video, audio and microfilm.

Historically, LanVision has derived its revenues from systems sales involving the licensing, either directly or through remarketing partners, of its Electronic Medical

Record application software to Integrated Healthcare Delivery Networks (IDN). In a typical transaction, LanVision, or its remarketing partners, enter into a perpetual or term license or fee-for-service agreement for LanVision's Electronic Medical Record software suite and may license or sell other third-party software and hardware components to the IDN. Additionally, LanVision, or its remarketing partners provide professional services, including implementation, training and product support.

With respect to systems sales, LanVision earns its highest margins on proprietary LanVision software or application-hosting services and the lowest margins on third-party hardware. Systems sales to customers may include different configurations of software hardware and professional services, resulting in varying margins among contracts. The margins on professional services revenues fluctuate based upon the negotiated terms of the agreement with each customer and LanVision's ability to fully utilize its professional services, maintenance and support services staff.

Beginning in 1998, LanVision began offering customers the ability to obtain its Electronic Medical Record workflow solutions on an application-hosting basis as an Application Service Provider. LanVision established a hosting data center and installed LanVision's Electronic Medical Record suite of workflow products, called ASPeN (Application Service Provider eHealth Network) within the hosting data center. Under this arrangement, customers electronically capture information and transmit the data to the hosting data center. The ASPeN services division stores and manages the data using LanVision's suite of applications, and customers can view, print, fax or process the information from anywhere using the LanVision Web-based applications. The ASPeN services division charges and recognizes revenue for these services on a per transaction or subscription basis as information is captured, stored, and retrieved.

In February 2000, LanVision sold its application-hosting data center. Simultaneously therewith, LanVision entered into an annual service agreement with the buyer. Under the terms of this service agreement, which can be renewed annually at the sole option of the Company, in exchange for processing fees, LanVision continues to use this data center through February 2003. LanVision has established a second application-hosting data center in order to provide the capacity for its newest ASPeN services clients and into which it will consolidate all of its existing ASPeN application-hosting services by February 2003, when the current annual service agreement expires. Approximately $750,000 in new equipment and software has been leased or purchased for the new application-hosting data center.

The decision by a healthcare provider to replace, substantially modify or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. Since inception, LanVision has experienced extended sales cycles, which has adversely affected revenues. It is not uncommon for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter-to-quarter operating results. These agreements cover the entire implementation and maintenance of the system and specify the installation schedule, which typically takes place in one or more phases. The licensing agreements generally provide for the licensing of LanVision's proprietary software and third-party software with a perpetual or term license fee that is adjusted depending on the number of concurrent users or workstations using the software. Third-party hardware is sold outright, with a one-time fee charged for installation and training. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with LanVision's ASPeN services solution, the application-hosting services agreements generally provide for utilizing LanVision's software and third-party software on a fee per transaction or subscription basis.

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

In September 2002, LanVision entered into a new five year Remarketing Agreement with Siemens Medical Solutions Health Services Corporation to replace the then existing agreement that was scheduled to expire in February 2003. Under the terms of the new agreement, Siemens was granted a nonexclusive worldwide license to market and distribute all of LanVision's software, as defined in the Agreement.

Under the terms of the agreement, Siemens remits royalties to LanVision based upon Siemens sublicensing of LanVision's software to Siemens' customers. Twenty-five percent of the royalty is due 30 days following the end of the month in which Siemens executes the end user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty statement. The remaining seventy-five percent of the royalty is due 30 days following the end of the month in which Siemens commences software implementation activities. The Company records this revenue when the 75% payment due from Siemens is fixed and determinable, which is usually when the software implementation activities commence. Through October 31, 2002, Siemens has sold twenty-two systems to end-users.

In January 2002, LanVision entered into a five year Remarketing Agreement with IDX Information Systems Corporation. Under the terms of the agreement, IDX was granted a non-exclusive worldwide license to distribute certain LanVision Electronic Medical Record software including accessANYware(SM), codingANYware(SM), and ASPeN application-hosting services to IDX customers and prospective customers, as defined in the Remarketing Agreement.

Under the terms of a Remarketing Agreement, IDX remits royalties to LanVision based upon IDX sublicensing LanVision's software to IDX's customers. Thirty percent of the royalty is due 45 days following the end of the month in which IDX executes an end-user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty report. The remaining seventy percent of the royalty is due from IDX, in varying amounts based on implementation milestones, 45 days following the end of the month in which a milestone occurs. LanVision records this revenue when the seventy percent payment due from IDX is fixed and determinable, which is generally when the software implementation activities commence. The IDX Remarketing Agreement was signed in January 2002. Through October 31, 2002, IDX has sold two systems to end-users.

In May 2002, LanVision entered into a Marketing and Referral Agreement with the 3M Health Information Systems, division of 3M, whereby 3M and LanVision entered into a referral marketing agreement for its new product codingANYware. Revenues from this agreement are expected to begin, in 2003, after the general release of codingANYware.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter-to-quarter as a result of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers increase. Revenues from ASP application-hosting services operations are expected to increase over time, as more hospitals outsource services to LanVision's ASPeN services division.

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

REVENUES

Revenues for the third fiscal quarter ended October 31, 2002, were $3,208,591, compared with $3,385,029 reported in the comparable quarter of 2001. Revenues for the nine months ended October 31, 2002, were $9,513,998, compared with $8,196,335 reported in the comparable period of 2001. The decrease in the quarter was due primarily from lower software revenues from Siemens, offset to some extent by software and implementation revenues from IDX and added revenues from existing clients who upgraded and/or expanded their systems. The increase for the nine months is due to new sales from our new remarketing partner IDX, and added revenues from existing clients who upgraded and/or expanded their systems, which offset a reduction in revenues from our other remarketing partner Siemens.

Revenues for the first nine months of fiscal 2001 and 2002 continued to be affected because many healthcare organizations deferred new software purchases until final Federal Health Privacy Regulations are promulgated, to comply with the requirements of HIPAA (Health Insurance Portability and Accountability Act of 1996, as amended).

Additionally, healthcare institutions are assessing and implementing many new technologies. Although many of these systems do not compete with LanVision products, these systems do compete for capital budget dollars and the available time of information systems personnel within the healthcare industries. However, management continues to believe that revenue from Remarketing and referral Agreements will increase in the future as LanVision aggressively pursues additional partners to utilize and or remarket its products. In addition, our Web browser-based ASPeN services application, which is currently available and in production with our customers and available through our Resellers, should further enhance application-hosting revenues to LanVision with minimal additional cost. Both our Remarketing and Reseller Agreements should represent a greater percentage of the Company's total revenues in the future.

Many healthcare organizations are beginning to plan additional information technology projects following Year 2000 remediation and in anticipation of HIPAA compliance. The HIPAA Regulations are a series of standards that are intended to regulate the way health information is secured and transmitted. A healthcare industry report (Fitch IBCA, Duff & Phelps) stated that in order to comply with the HIPAA healthcare information electronic transmission regulations, healthcare systems will need to adjust existing systems or purchase new information technology systems, hire and retrain staff, and make significant changes to the current processes associated with maintaining patient privacy, the cost of which is estimated to be somewhere between three to four times the amount of expenditures required for Year 2000 remediation, or an amount in excess of $25 billion. LanVision believes its highly evolved, secure and technologically advanced Web browser-based applications and ASPeN services solutions will position the Company to take advantage of, what we continue to believe will be, significantly increasing market opportunities for LanVision and its distribution partners in the future.

After a license agreement is executed by LanVision, it does not record revenues until it delivers the various components of software or hardware or performs the agreed upon services. The commencement of revenue recognition varies depending on the size and complexity of the system and the scheduling of the installation, training, interface development and other services requested by the customer. Accordingly, significant variations in revenues can result as was more fully discussed above under "Uneven Patterns of Quarterly Operating Results". Three customers, excluding our remarketing partners Siemens and IDX, accounted for approximately 23%, or $2,185,015 of the revenues for the first nine months of 2002 compared with 22%, or $1,808,779 of revenues in the comparable period of the prior year. Revenues from our remarketing partners accounted for approximately 32% or $3,034,713 for the nine months ended October 31, 2002, compared with approximately 28% or $2,315,360 for the nine months ended October 31, 2001. This increase in revenues resulted primarily from our newest partner, IDX.


OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and third party software and LanVision software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the third quarter of fiscal 2002 and 2001 were 20% and 14%, respectively and for the first nine months of fiscal 2002 and 2001 were 23% and 17%, respectively. The higher percentage of cost of sales for the quarter and first nine months reflects a greater volume of hardware sold during the current periods compared to the comparable prior periods.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 40% and 56% for the third quarter and 45% and 53% for the first nine months, respectively, of fiscal 2002 and 2001. The decrease in the percentages is due to greater utilization of the professional services staff with little additional cost. The Company's support margins are highest on LanVision's proprietary software. Accordingly, services, maintenance and support margins are expected to improve as more customers are added.

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

Cost of Application-hosting Services

The Company incurs expenses for its application-hosting services for the third party outsourcing services it uses, which are directly related to some of the application-hosting services revenues generated by the ASPeN services division as well as the cost of the new data center that went on-line in October 2002. The current cost of sales is approximately 65%, but is expected to decrease, in fiscal year 2003, as the second application-hosting data center, which the company has established, consolidates all of the ASPeN clients into the new data center. This data center will have a relatively fixed cost rather than a totally variable cost structure, which the Company now pays to the outsourcing service bureau the Company currently use for some customers.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of: compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the third quarter of fiscal 2002, selling, general and administrative expenses increased to $822,764 compared with $748,781 in the comparable prior quarter. During the first nine months of fiscal 2002, selling, general and administrative expenses increased to $2,572,838 compared with $2,087,494 in the comparable prior period. The increase in Selling, General and Administrative expenses is due to normal inflation and the increased cost to defend our intellectual property rights in two matters initiated by the Company. [See Part II. Item 1 Legal Proceedings of this Form 10-Q.] In addition, the Company has gradually increased or reallocated its resources to focus its sales efforts on indirect distribution through its current and future Remarketing, Reseller, and ASPeN services partners as well as increasing its directs sales efforts to accommodate the increasing number of sales inquiries and opportunities available to the Company. The increased emphases on indirect sales include additional personnel assigned to LanVision's Corporate Development Group and increased travel and living expenses as the pace of corporate development activities has increased. The increase in direct selling costs includes additional travel and living and increased trade show and advertising expenses. LanVision anticipates hiring a new sales director to augment the existing small direct sales staff in order to take advantages of the opportunities the Company believes are currently available to it in the direct sales area. Also, the internal resources of LanVision's Client Managers have been redirected to more concentrated selling effort into our current installed base and less on managing professional services engagements.

Accordingly, the costs associated with the Client Managers are now reported as selling, general and administrative expenses rather than cost of professional services.

Product Research and Development

Product research and development expenses consist primarily of: compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the third quarter, research and development expenses were $517,455 compared with $496,682 in the comparable prior quarter. During the first nine months, research and development expenses were $1,567,288 compared with $1,618,458 in the comparable prior period. The nine-month decrease results from lower staff costs resulting from converting consultants to company employees at lower costs, and increased capitalized software development costs for the newest product codingANYware. The Company closely monitors and augments its research and development staff, as necessary, to ensure the timely development of new products. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $450,000 and $375,000 of product research and development costs in the first nine months of fiscal 2002 and 2001. The capitalized costs during the first nine months of fiscal 2002 relate primarily to LanVision's two new products, accessANYware, and codingANYware.

Operating income

The operating income for the third quarter of fiscal 2002 was $751,464 compared with $1,000,596 in the third quarter of fiscal 2001, because of lower systems sales, as discussed above. The operating income for the first nine months of fiscal 2002 was $1,932,810 compared with $1,334,575 in the first nine months of fiscal 2001, an improvement of approximately $598,000. The year-to-date increase in the operating income results primarily from: (1) continued stringent cost controls, (2) increased revenues of approximately $1,317,663, which occurred in all revenue categories, offset by (3) higher cost of system sales because of a higher content of hardware sales, with lower margins, and increased selling, general and administrative expenses as discussed above.

Interest income consists primarily of interest on invested cash. The decreases in interest income results from lower cash balances and significantly lower interest rates.

Interest expense relates to the long-term debt. In connection with setting the loan covenants for fiscal year 2002, the Company made an additional $500,000 special payment of the long-term deferred interest on March 13, 2002.

Net income

The net income for the third quarter of fiscal 2002 was $252,439 ($.03 per share) compared with $498,257 ($.06 per share) in the third quarter of fiscal 2001. The net income for the first nine months of fiscal 2002 was $552,340 ($.06 per share) compared with $30,020 ($.00 per share) in the first nine months of fiscal 2001. The improvement in the year-to-date net income is the primarily the result of the increased revenues as noted above.

Notwithstanding the less than anticipated number of new customer agreements signed by the Company and its resellers in the past, management continues to believe that the healthcare document imaging and workflow software applications market is significant which, with the help of our existing and future partners, will enable LanVision to capture a significant portion of the market. Management believes it has made, and continues to make, the investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth primarily through third party distributors and remarketing partners.

Since commencing operations in 1989, the Company has incurred operating losses. Although the Company is currently profitable, and achieved profitability in fiscal years 1992, 1993, 2000 and 2001, the Company incurred a net loss in fiscal years 1994 through 1999. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Notwithstanding prior operating results, in eight of the last nine quarters the Company has been profitable from operations and the Company believes that it can maintain such profitability at its current expense levels and that it can also increase revenues.


LIQUIDITY AND CAPITAL RESOURCES


During the last six fiscal years, LanVision has funded its operations, working capital needs and capital expenditures primarily from the $34,000,000 in proceeds of LanVision's 1996 Initial Public Offering, cash generated by operations and a $6,000,000 loan.

LanVision's customers typically have been well-established hospitals or medical facilities with good credit histories, and payments have been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities and payments from some organizations have been extended to meet their budgetary and cash constraints. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments.

LanVision has no significant obligations for capital resources, other than noncancelable operating leases in the total amount of approximately $475,000, payable over the next five years and Capitalized Leases with payments totaling $696,352 over the next four years.

In July 2004, upon maturity of the long-term debt, LanVision may, under the terms of the long-term debt agreement, be required to pay to the lender an amount necessary so that the market value of the stock underlying the Warrants issued to the lender in connection with the long-term debt, plus the 12% interest paid on the loan will yield the lender a 25% compound annual return. If the yield from the value of the Warrants plus interest paid does not provide the lender with the 25% guaranteed compound annual return, LanVision is required to pay the additional amount in cash at the time of maturity. Accordingly, LanVision is accruing interest on the loan at a 25% compound interest rate, regardless of the value of the stock and the inherent value of the Warrants. The current estimate of the maximum accrued and unpaid deferred interest obligation at maturity, which would be required to be paid to the lender, assuming the Warrants have no value, is approximately $5,300,000. Depending on the amount of cash LanVision has at that time, and the value of the Warrants, it may be necessary for LanVision to borrow funds or obtain additional equity in order to fund the deferred interest payable to the lender at that time. LanVision believes that continued operating performance improvements should enable it to fund a portion of the obligation and borrow the additional funds necessary to fully retire the obligation at maturity. However, there can be no assurance LanVision will be able to do so.

The long-term debt agreement requires LanVision to meet certain financial covenants, including minimum levels of quarterly revenues, earnings before interest and taxes, and net worth. The minimum financial covenants at January 31, 2003, for the fiscal year then ended, are as follows: revenues of $11,500,000; earnings before interest and taxes of $2,300,000; and net worth of $3,500,000.

Over the last several years, LanVision's revenues were less than its internal plans. However, during the same period, LanVision has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses. This resulted in significant net cash outlays over the last five years. Although LanVision has reduced staffing levels and related expenses, increased revenues and improved operating performance, LanVision's expenses are currently increasing. Accordingly, to continue to achieve increasing profitability, and positive cash flow, it is necessary for LanVision to increase revenues or reduce expenses. LanVision believes that the requirement for healthcare organizations to become HIPAA compliant, and the recent signing of the IDX Information Systems Corporation remarketing agreement and the 3M agreements should offer significant opportunities to increase revenues. Additionally, the IDX and Siemens Remarketing Agreements, as previously noted, have significantly expanded the sales distribution capabilities of LanVision. LanVision believes that market opportunities are such that LanVision should be able to increase its revenues. However, there can be no assurance LanVision will be able to do so.

At October 31, 2002, LanVision had cash and cash equivalents of $6,246,127. Cash equivalents consist primarily of overnight bank repurchase agreements and short-term commercial paper. Under the terms of its loan agreement, as amended, LanVision has agreed to maintain a minimum cash and cash equivalent balance of $4,800,000. Over the next twelve months, $2,000,000 of long-term debt is required to be repaid to the lender.

LanVision has significantly reduced operating expenses during the last three fiscal years and believes it will continue to improve operating results in fiscal 2002 and beyond. Notwithstanding the increases in fiscal year 2001 and the first nine months of fiscal 2002 of revenues and operating income, for the foreseeable future, LanVision will need to continually assess its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require lender approval. However, there can be no assurance LanVision will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse effect on future operating performance.

To date, inflation has not had a material impact on LanVision's revenues or expenses. Additionally, LanVision does not have any significant market risk exposure at October 31, 2002.



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

At October 31, 2002, the Company's and its resellers' customers had entered into master agreements for systems and services (excluding support and maintenance and transaction based revenues for the ASPeN services division), which had not yet been delivered, installed and accepted which, if fully performed, would generate revenue to LanVision of approximately $4,337,000, compared with approximately $4,417,000 at the end of fiscal 2001. The systems and services are currently expected to be delivered over the next two to three years. In addition, the Company anticipates approximately $1,000,000 in application-hosting services revenues for the ASPeN services division's current clients over the remaining lives of the current contracts. However, LanVision has also received an interim Purchase Order to provide start up ASPeN services to a new client, pending approval of a negotiated three-year agreement by the new client's board. When the agreement receives approval, an estimated additional $3,400,000 in application-hosting services revenues, over the next three years, will be added to the backlog.

LanVision's master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly or annual basis. Maintenance and support revenues for fiscal years 2001, 2000 and 1999 were approximately $4,032,000, $3,678,000, and $3,264,000, respectively. Maintenance and support revenues are expected to increase slightly in 2002.

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

COMMITMENTS AND CONTINGENCIES

Maintenance Agreements Warranties and Indemnities

LanVision has maintenance agreements to provide services in future periods after the expiration of an initial warranty period. LanVision invoices customers in accordance with the agreements and records the invoicing as deferred revenues and recognizes the revenues ratably over the term of the maintenance agreements. LanVision warrants to customers that its software will meet certain performance requirements. LanVision also indemnifies its customers and remarketing partners against certain claims in the normal course of business.

Application-hosting Services

LanVision enters into long-term agreements to provide document imaging/management and workflow services to its healthcare customers on an outsourced basis from a central data center. LanVision warrants to customers that its hosting services will meet certain performance requirements.

Employment Agreements

LanVision has entered into employment agreements with its officers and employees that generally provide annual salary, a minimum bonus, discretionary bonus, stock incentive provisions, and severance arrangements.

Item 4. CONTROLS AND PROCEDURES

As of December 2, 2002, an evaluation was performed under the supervision and with the participation of LanVision's senior management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of LanVision's disclosure controls and procedures. Based on that evaluation, LanVision's management, including the Chief Executive and Chief Financial Officer, concluded that LanVision's disclosure controls and procedures were effective as of December 2, 2002 and there were no significant deficiencies or material weaknesses. There have been no significant changes in LanVision's internal control, or in the other controls that could significantly affect internal controls subsequent to December 2, 2002.


Part II.      OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

LanVision is a party to various legal proceedings and claims that arise in the ordinary course of business from time to time. Currently, LanVision is a party to several pending lawsuits that were initiated by LanVision to protect its intellectual property rights, to enforce non-competition covenants and/or to prevent third parties from improperly interfering in LanVision's business. The defendants in one of these actions have asserted, and others may assert in the future, counterclaims against LanVision. While the outcome of these claims, as well as any claims that may not have yet been asserted against LanVision, whether in these actions or otherwise, cannot be predicted with certainty at this time, LanVision is not aware of any legal matters that will have a material adverse effect on LanVision's consolidated results of operations or consolidated financial position.


Item 3. DEFAULTS ON SENIOR SECURITIES

The Company is not in default under its existing Loan Agreement.

Item 5. OTHER INFORMATION

Copies of documents filed by LanVision Systems, Inc. with the Securities and Exchange Commission can be found at the website www.lanvision.com. Copies can be down loaded free of charge.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1   Certificate of Incorporation of LanVision Systems, Inc. (*)

         3.2   Bylaws of LanVision Systems, Inc. (*)

         10 Reseller Agreement between Siemens Medical Solutions Health Services Corporation and LanVision Systems, Inc. and LanVision, Inc. entered into on September 12, 2002. (##)

         10.1 Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and J. Brian Patsy effective February 1, 2002.

         10.2 Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Eric S. Lombardo effective February 1, 2002.

         11    Computation of Earnings (Loss) Per Common Share

         99.1  Certification by Chief Executive Officer pursuant to U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2  Certification by Chief Financial Officer pursuant to U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(*)  Incorporated by reference.

(##) The Company has applied for Confidential Treatment of portions of this agreement with the Securities and Exchange Commission.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LANVISION SYSTEMS, INC.

DATE:  December 12, 2002              By:  /s/ J. Brian Patsy
                                           -------------------------------------
                                           J. Brian Patsy
                                           Chief Executive Officer and
                                           President


DATE:  December 12, 2002              By:  /s/ Paul W. Bridge, Jr.
                                           -------------------------------------
                                           Paul W. Bridge, Jr.
                                           Chief Financial Officer and Treasurer

                                 CERTIFICATIONS

I, J. Brian Patsy, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of LanVision Systems, Inc.;

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 12, 2002                                 /s/ J. Brian Patsy
                                                  ------------------------------
                                                  Chief Executive Officer and
                                                  President

I, Paul W. Bridge, Jr., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of LanVision Systems, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 12, 2002                                /s/ Paul W. Bridge, Jr.
                                                 -----------------------
                                                 Chief Financial Officer and
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

         10        *       Reseller Agreement between Siemens Medical Solutions Health Services Corporation and
                           LanVision Systems, Inc. and LanVision, Inc. entered into on September 12, 2002.

         10.1      #       Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and J. Brian Patsy
                           effective February 1, 2002.

         10.2      #       Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Eric S. Lombardo
                           effective February 1, 2002.

         11                Computation of Earnings (Loss) Per Common Share

         99.1              Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2              Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *                 The Company has applied for Confidential Treatment of portions of this agreement with the
                           Securities and Exchange Commission.

         #                 Management Contracts and Compensatory Arrangements