Form 10-K
period 2003-01-31
LANVISION SYSTEMS INC
filed 2003-04-15
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-28132

LanVision Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	31-1455414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5481 Creek Road Cincinnati, Ohio (Address of principal executive offices)	45242-4001 (Zip Code)

(513) 794-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.      ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by The Nasdaq Stock Market for the Registrant’s Common Stock on July 31, 2002, was $7,823,323.00.

      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 6, 2003: 8,962,670.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2003, are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as a part hereof.

FORWARD-LOOKING STATEMENTS

      In addition to historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. These risks and uncertainties include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell LanVision products, the ability of LanVision to control costs, availability of products obtained from third party vendors, the healthcare regulatory environment, healthcare information system budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risk factors that might cause such differences including those discussed in the sections entitled “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents LanVision files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

PART I

Item 1.     Business

General

      LanVision Systems, Inc. (LanVisionTM or the Company) is a Medical Record Workflow solution provider and application-hosting services provider. LanVision is a leading supplier of technologically advanced software and application-hosting services specializing in Web based applications that leverage the availability of the Internet and Intranets. LanVision’s Medical Record Workflows allow authenticated users, such as physicians, nursed, administrative and financial personnel, and payers with access to patient healthcare information that exists in disparate systems across the continuum of care. LanVision’s software application products and services are complementary to existing clinical and financial systems, and use document imaging and advanced workflow tools to ensure users can electronically access both “structured” and “unstructured” patient data and all the various forms of clinical and financial healthcare information from a single permanent and secure repository, including clinician’s handwritten notes, lab reports, photographs, insurance cards, etc. LanVision’s workflow solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access and utilize LanVision’s advanced technological workflow applications to process the information, on a real-time basis, from virtually any location, including the physician’s desktop, using Web-based technology. Web access to the entire medical record repository improves physician and administrative personnel productivity; allows for multiple simultaneous access to the records necessary to review and complete, using completionANYwareSM, the information necessary to process claims for payment, using codingANYwareSM, and reduces administrative costs such as filing, storage, retrieval, using accessANYwareSM and releaseANYwareSM and upkeep of medical records and clinical costs, such as redundant diagnostic testing. LanVision’s solutions integrate a document imaging platform, application workflow suites, and image and Web-enabling tools, that allow for the seamless merger of “back office” functionality with existing Clinical Information Systems at the desktop. LanVision offers a document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, LanVision’s applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, LanVision has integrated its products with selected systems from Siemens Medical Solutions Health Services Corporation (Siemens), and Cerner Corporation and will soon integrate its products with IDX Information Systems Corporation (IDX) applications. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Electronic Health Record (EHR). LanVision’s systems deliver on-line enterprisewide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.

      Historically, LanVision has derived most of its revenues from systems sales and professional services involving the licensing, either directly or through remarketing partners, of its Medical Record Workflow solutions to Integrated Healthcare Delivery Networks (IDN). In a typical transaction, LanVision, or its remarketing partners, enter into a perpetual or term license or fee-for-service agreement for LanVision’s software application suite and may license or sell other third-party software and hardware components to the IDN. Additionally, LanVision, or its remarketing partners provide professional services, including implementation, training, and product support.

      With respect to systems sales, LanVision earns its highest margins on proprietary LanVision software or application-hosting services and the lowest margins on third-party hardware. Systems sales to customers may include different configurations of software hardware and professional services, resulting in varying margins among contracts. The margins on professional services revenues fluctuate based upon the negotiated terms of the agreement with each customer and LanVision’s ability to fully utilize its professional services, maintenance, and support services staff.

      Beginning in 1998, LanVision began offering customers the ability to obtain its workflow solutions on an application-hosting basis as an Application Service Provider (ASP). LanVision established a hosting data center and installed LanVision’s suite of workflow products, called ASPeNSM (Application Service Provider eHealth Network) within the hosting data center. Under this arrangement, customers electronically capture information and securely transmit the data to the hosting data center. The ASPeN services store and manage the data using LanVision’s suite of applications, and customers can view, print, fax, and process the information from anywhere using the LanVision Web-based applications. LanVision charges and recognizes revenue for these ASPeN services on a per transaction or subscription basis as information is captured, stored, retrieved and processed.

      In February 2000, LanVision sold its application-hosting data center. Simultaneously therewith, LanVision entered into an annual service agreement with the buyer. Under the terms of this service agreement, LanVision continued to use this data center through January 2003. LanVision has established a new application-hosting data center in order to provide the capacity for all of its ASPeN services clients and into which it has consolidated its existing ASPeN application-hosting services. Approximately $865,000 in new hardware and third-party software has been leased or purchased, in fiscal year 2002, for the new application-hosting data center.

      The decision by a healthcare provider to replace, substantially modify, or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. Since inception, LanVision has experienced extended sales cycles, which has adversely affected revenues. It is not uncommon for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter-to-quarter operating results. These agreements cover the entire implementation and maintenance of the system and specify the installation schedule, which typically takes place in one or more phases. The licensing agreements generally provide for the licensing of LanVision’s proprietary software and third-party software with a perpetual or term license fee that is adjusted depending on the number of concurrent users or workstations using the software. Third-party hardware is sold outright, with a one-time fee charged for installation and training. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with LanVision’s ASPeN services solution, the application-hosting services agreements generally provide for utilizing LanVision’s software and third-party software on a fee per transaction or subscription basis.

      ASPeN services was designed to overcome obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for Healthcare Information Systems personnel to implement new systems. LanVision believes that Integrated Delivery Networks will begin to look for this type of ASP application because of the ease of implementation and lower entry-level costs. LanVision believes its business model is especially well suited for the ambulatory marketplace and is actively pursuing remarketing agreements, in addition to those discussed below, with other Healthcare Information Systems providers to distribute LanVision’s workflow solutions.

      Generally, revenues from systems sales are recognized when an agreement is signed and products are made available to end-users. Revenues recognition related to routine installation, integration and project management are deferred until the work is performed. If an agreement requires LanVision to perform services and modifications that are deemed significant to system acceptance, revenues are recorded either on the percentage-of-completion method or revenue related to the delivered hardware and software components is deferred until such obligations are deemed insignificant, depending on the contractual terms. Revenues from consulting, training, and application-hosting services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of the revenue are classified as deferred revenues. Revenues recognized prior to progress billings to customers are recorded as contract receivables.

      In September 2002, LanVision entered into a new five year Remarketing Agreement with Siemens Medical Solutions Health Services Corporation to replace the then existing agreement that was scheduled to terminate in February 2003. Under the terms of the new agreement, Siemens was granted a nonexclusive worldwide license to market and distribute all of LanVision’s software, as defined in the Agreement.

      Under the terms of this Remarketing Agreement, Siemens remits royalties to LanVision based upon Siemens sublicensing of LanVision’s software to Siemens’ customers. Twenty-five percent of the royalty is due 30 days following the end of the month in which Siemens executes the end user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty statement. The remaining seventy-five percent of the royalty is due 30 days following the end of the month in which Siemens commences software implementation activities. LanVision records this revenue when the 75% payment due from Siemens is fixed and determinable, which is usually when the software implementation activities commence.

      In January 2002, LanVision entered into a five year Remarketing Agreement with IDX Information Systems Corporation. Under the terms of the agreement, IDX was granted a non-exclusive worldwide license to distribute certain LanVision workflow software including accessANYware, codingANYware, and ASPeN application-hosting services to IDX customers and prospective customers, as defined in the Remarketing Agreement.

      Under the terms of this Remarketing Agreement, IDX remits royalties to LanVision based upon IDX sublicensing LanVision’s software to IDX’s customers. Thirty percent of the royalty is due 45 days following the end of the month in which IDX executes an end-user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty report. The remaining seventy percent of the royalty is due from IDX, in varying amounts based on implementation milestones, 45 days following the end of the month in which a milestone occurs. LanVision records this revenue when the seventy percent payment due from IDX is fixed and determinable, which is generally when the software implementation activities commence.

      In May 2002, LanVision entered into a Marketing and Referral Agreement with the 3M Health Information Systems, a division of Minnesota Mining & Manufacturing Co., whereby 3M Health Information Systems and LanVision entered into a referral marketing agreement for its new product codingANYware. Revenues from this Agreement are expected to begin in 2003, after the general release of codingANYware.

      LanVision’s quarterly operating results have varied in the past and may continue to do so in the future because of various reasons including: demand for LanVision’s products and services, long sales cycles, and extended installation and implementation cycles based on customer’s schedules. Sales are often delayed because of customers’ budgets and competing capital expenditure needs as well as personnel resource constraints within an integrated delivery network.

      Delays in anticipated sales or installations may have a significant impact on LanVision’s quarterly revenues and operating results, because substantial portions of the operating expenses are relatively fixed.

Healthcare Industry Background

      The U.S. Department of Health and Human Services, in its National Health Expenditure Projections released in January 2003, believe that the health spending expenditures will reach $3.1 trillion in 2012, growing at an average annual rate of 7.3% during the forecasted period 2002-2012. As a share of the Gross Domestic Product, health spending is projected to reach 17.7% by 2012 up from its 2002 level of 14.1%. In response to this growth, the healthcare industry is undergoing significant change as competition and cost-containment measures imposed by governmental and private payers have created significant pressures on healthcare providers to control healthcare costs while providing quality patient care. At the same time, the healthcare delivery system is experiencing a shift from a highly fragmented group of non-allied healthcare providers to integrated healthcare networks, which combine all of the services, products and equipment necessary to address the needs of healthcare customers. As a result, healthcare providers are seeking to cut costs, increase productivity and enhance the quality of patient care through improved access to information throughout the entire hospital or integrated healthcare network.

      Today, the majority of the patient records are paper-based. The inefficiencies of paper-based records increase the cost of patient care. Physicians often cannot gain access to medical records at the time of patient visits, and multiple users cannot simultaneously access the record when only a single copy of the paper-based patient record is available. Based upon LanVision’s experience in installing its systems, a typical 500 bed hospital can produce 15,000 to 20,000 pages of new patient information each day even with computerized admission, billing, laboratory and radiology systems, and individual physician document retrieval requests can be as high as 100 documents per physician per day. The volume of medical images in the patient record is expanding as well. In addition to images such as x-rays and CAT scans, new image forms such as digitized slides, videos and photographs proliferate. Thus, the ability to store and retrieve images of voluminous paper records and medical images on a timely basis is a critical feature of a complete Computerized Patient Record.

      In order to simultaneously reduce costs and enhance the level of patient care, hospitals and other healthcare providers are requiring comprehensive, cost-effective information systems that deliver rapid access to fully updated and complete patient information. Traditional Healthcare Information Systems are inadequate because: (i) they do not capture large amounts of the patient records which are paper-based and stored in various sites throughout the enterprise; (ii) computerized patient data is generated using a variety of disparate systems which cannot share information; and (iii) multimedia medical information such as x-rays, CAT scans, MRI’s, video and audio information are frequently inaccessible at the point of patient care. Accordingly, hospitals and other healthcare providers have begun to increase their information systems expenditures. In the eleventh Annual Healthcare Information and Management Systems Society (HIMSS) Leadership Survey, healthcare business issues were driving Information Technology priorities with over half of the respondents indicating that cost pressures would continue to be a driving force in improving operational efficiencies. Included in the top ten Information Technology priorities was the implementation of Computerized Patient Records. Respondents believe that implementing eHealth and HIPAA (Health Insurance Portability and Accountability Act of 1996) strategies (See Regulations Relating to Confidentiality below.) will consume most of the Information Technology budget, because use of interactive eHealth solutions has become a competitive advantage. Providers, payers and suppliers know that the consequences of ignoring an eHealth Strategy will result in the loss of market share.

      LanVision believes that the HIPAA regulations will be an impetus for IDN’s to embrace LanVision products and services as a means of ensuring compliance with the Federal regulations. A Medical Records Institute annual survey of Electronic Health Records Trends and Usage reported that one of the more interesting findings indicated that 41% percent of the 299 respondents indicated that they were considering implementing an electronic patient record via an Application Service Provider (such as LanVision) over 2002 and 2003. In addition, many of the respondents indicated that they were looking to the ASP model to provide connectivity to departmental systems, payers and health plans.

      Document imaging and workflow technologies are essential elements of a complete EHR because they allow for the storage of unstructured data (i.e., patient record elements other than data or text, such as hand written physician or nursing notes and physician orders, photographs, images of a document) and they enable digitized x-rays, CAT scans, MRI’s, video and audio information to be accessed and delivered to the caregiver at the point of patient care. LanVision believes the demand for its Medical Record Workflow solutions, which can supply document-imaging capabilities to the EHR, will increase in future years.

      Also, the HIMSS Leadership Survey indicated that 69% of the survey respondents were interested in outsourcing Information Technology functions in ASP services. Additionally, the Information Technology individuals responding to the HIMSS Leadership Survey indicated that security related to patient records to meet HIPAA regulations was the second most important Information Technology priority within their institutions. The number one priority was to deploy Internet technology to support eHealth by moving healthcare information to the Web.

      In addition to mandated HIPAA regulations, the healthcare industry is being strongly encouraged by many professional medical organizations to make greater use of information technology. A report by the Institute of Medicine (IOM) of the National Academies, entitled “To Err is Human: Building a Better Health System,” envisioned a revamped system that, among other things, makes greater use of information technology to enable providers and institutions to move away from paper-based medical record systems to take advantage of new information technology. The American Medical Association, American Academy of Family Physicians, American College of Physicians, American Society of Internal Medicine, and the American College of Surgeons, issued a joint statement supporting the IOM recommendations.

Regulations Relating to Confidentiality

      Federal and state laws regulate the confidentiality of patient records and the circumstances under which such records may be released. These regulations govern both the disclosure and use of confidential patient health information. Regulations governing electronic health data privacy are evolving as the final federal regulations are published. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), enacted August 22, 1996, is designed to improve the efficiency of healthcare by standardizing the interchange of specified electronic data, and to protect the security and confidentiality of Protected Health Information (PHI). The legislation requires that covered entities comply with national standards for certain types of electronic health information transactions and the data elements used in such transactions, and adopt policies and practices to ensure the integrity and confidentiality of PHI.

      Regulations adopted pursuant to HIPAA include rules addressing several areas. The Privacy Rule with modifications was finalized August 14, 2002. Compliance with the new Privacy Rule is required by most covered entities (other than small health plans) by April 14, 2003. The final Privacy Rule also extended the scope of enforcement to PHI residing on non-electronic media, such as paper, as well as to email, oral and written communications. The final Security Rule with modifications was published February 20, 2003. The regulations under the Security Rule will be effective on April 21, 2003, with a compliance date of 24 months later, or April 21, 2005. Small health plans have until April 21, 2006 to comply with the Security Rule. LanVision believes that the regulations issued to date would not have a material adverse affect on its business. LanVision cannot predict the potential impact of the regulations that have not yet been released or made final, or any other regulations that might be adopted. Congress may adopt legislation that may change, override, conflict with, or preempt the currently issued regulations. Additionally, legislation governing the dissemination of patient health information is also from time to time proposed and debated at the state level. These laws or regulations, when adopted, could restrict the ability of customers to obtain, use, or disseminate patient health information. LanVision believes that the features and architecture of LanVision’s products are such that it currently supports or should be able to make the necessary modifications to its products, if required, to ensure support of the HIPAA regulations, and other legislation or regulations.

      However, if the regulations are unduly restrictive, this could cause delays in the delivery of new versions of products and adversely effect the licensing of LanVision’s products. Overall, LanVision believes the HIPAA regulations will stimulate healthcare organizations to purchase computer-based patient health systems that automate the collection, use, and disclosure of patient health information, while maintaining appropriate security and audit controls over the information. However, there can be no assurance that an increase in the purchase of new systems or additional use of LanVision application-hosting services will occur.

Rapid Technological Change and Evolving Market

      The market for LanVision’s products and services is characterized by rapidly changing technologies, regulatory requirements, evolving industry standards and new product introductions and enhancements that may render existing products obsolete or less competitive. As a result, LanVision’s position in the healthcare information technology market could change rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. LanVision’s future success will depend, in part, upon LanVision’s ability to enhance its existing products and services and to develop and introduce new products and services to meet changing requirements.

Changes and Consolidation in the Healthcare industry

      LanVision derives substantially all of its revenues from the licensing of software, providing professional services and maintenance services and providing application-hosting services within the healthcare industry. Accordingly, the success of LanVision is dependent upon the regulatory and economic conditions in the healthcare industry. Many healthcare providers are consolidating to establish integrated delivery networks to take advantage of economies of scale, greater marketing power and greater leverage in negotiating with venders who supply the industry with the goods and services they require. The impact of such consolidations LanVision believes, will benefit LanVision as more healthcare organizations investigate methods to streamline operations, including outsourcing non core services to reduce costs and improve the quality of patient care through the use of information technology, especially in the paper intensive area of Patient Medical Records.

Key Personnel

      LanVision’s success depends, to a significant degree, on its management and technical personnel. LanVision must recruit, motivate and retain highly skilled managers, consulting and technical personnel, including application programmers, database specialists, consultants and system architects skilled in the technical environments in which LanVision’s products operate. Competition for such technical expertise is intense.

Limited Protection of Proprietary Technology

      The success of LanVision depends on the protection of its intellectual property rights relating to its proprietary technology. LanVision relies on a combination of confidentiality, nondisclosure, license, and employment agreements, trade secret laws, copyrights, and restrictions on the disclosure of its intellectual property. Notwithstanding these precautions, others may copy, reverse engineer or design independently, technology similar to LanVision’s products. It may be necessary to litigate to enforce or defend LanVision’s proprietary technology or to determine the validity of the intellectual property rights of others. LanVision could also be required to defend itself against claims made by third parties for intellectual property right infringement. Any litigation, could be successful or unsuccessful, may result in substantial cost and require significant attention by management and technical personnel. LanVision is currently litigating two cases to protect LanVision’s proprietary technology that it believes is being used by others without LanVision’s permission. The outcome of the litigation is presently not determinable. However, LanVision believes that its claims are valid and can be substantiated. The remedies and damages available to LanVision, if any, are not presently determinable.

Warranties and Indemnities

      LanVision’s products are very complex and may not be error free, especially when first released. Failure of any LanVision product to operate in accordance with its specifications and documentation could constitute a breach of the license agreement and require LanVision to correct the deficiency. If such deficiency is not within the agreed upon contractual limitations on liability and cannot be corrected in a timely manner, it could constitute a material breach of a contract allowing the termination thereof and possible subjecting LanVision to liability. Also, LanVision indemnifies its customers against third party infringement claims. If such claims are made, even if they are without merit, they could be expensive to defend. If LanVision becomes liable to a third party for infringement of their intellectual property, LanVision could be required to pay substantial amounts as damages, obtain a license to use the infringing technologies, develop its own noninfringing technologies, or cease using the infringing intellectual property.

Competition

      Several companies historically have dominated the Healthcare Clinical Information System software market and several of these companies have either acquired or developed their own document imaging and workflow technologies. The industry is currently undergoing consolidation and realignment as companies position themselves to compete more effectively. Strategic alliances between vendors offering Medical Record Workflow and document imaging technologies and vendors of other healthcare systems are increasing. Barriers to entry to this market include technological and application sophistication, the ability to offer a proven product, a well-established customer base and distribution channels, brand recognition, the ability to operate on a variety of operating systems and hardware platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities. LanVision believes that these barriers taken together represent a moderate to high level barrier to entry. Foreign competition has not been a significant factor in the market, to date.

      LanVision’s competitors include Clinical Information System vendors that are larger and more established and have substantially more resources than LanVision. In addition, information and document management companies serving other industries may enter the market. Suppliers and companies with whom LanVision may establish strategic alliances may also compete with LanVision. Such companies and vendors may either individually, or by forming alliances excluding LanVision, place bids for large agreements in competition with LanVision. A decision on the part of any of these competitors to focus additional resources in the image-enabling, workflow, and other markets addressed by LanVision could have a material adverse effect on LanVision.

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

      LanVision believes that its principal competitors are: American Management Systems, Incorporated; Cerner Corporation, McKesson HBOC, Inc.; MedPlus, Inc. (a subsidiary of Quest Diagnostics Incorporated) and Eclipsys Corporation.

The LanVision Solution

      LanVision’s Healthcare Information Access Systems provide Medical Record Workflow solutions for the patient information access needs of hospitals and integrated healthcare delivery networks. LanVision’s systems enable medical and administrative personnel to rapidly and efficiently capture, store, manage, route, retrieve and process vast amounts of clinical and financial patient information.

      LanVision’s systems: (i) capture and store electronic data from disparate hospital information systems through real-time, computerized interfaces; (ii) allows for the storage of digitized data and medical images such as CAT scans, and MRI’s; (iii) provide applications for efficiently scanning and automatically indexing paper-based records; (iv) allow storage of a patient’s lifetime medical record on magnetic storage and optical disks which also provides rapid access to high volumes of data enterprisewide; (v) provide technologically advanced workflow automation software to facilitate the re-engineering of business processes; and (vi) incorporate physician-oriented interfaces that allow the user to easily locate and retrieve patient information in the hospital or clinical setting, including the point of patient care.

      LanVision’s Medical Record Workflow solutions provide financial, administrative, and clinical benefits to the healthcare provider and facilitate more effective patient care. These benefits include: improved access to patient information to assist in making informed clinical and financial decisions; reduced costs for administrative personnel due to increased workflow efficiency, as data can be routed within an organization to all users who need to process that information simultaneously or in sequence as required; increased productivity through the elimination of file contention by providing multiple users simultaneous access to patient medical records; reduced costs and improved care through the reduction of unnecessary testing and admissions; improved cash flow through accelerated account receivable collections and reductions in “technical denials” (which occur when a third-party payer refuses payment because of the provider’s inability to substantiate billing claims due to loss of portions or all of the patient record); expedited treatment decisions, and fewer redundant tests as a result of timely access to complete information; fewer medical record errors by minimizing misfiled, lost and improperly completed records; and increased security of patient information through improved controls on access to confidential data and the creation of audit trails that identify the persons who accessed or even tried to access such information.

The LanVision Strategy

      LanVision’s objective is to continue to be a leading provider of Medical Record Workflow solutions to the healthcare industry. Important elements of LanVision’s business strategy include:

Expand Distribution Channels

      LanVision estimates: the market for LanVision’s products and services could be in excess of $1 billion, and the market is less than 10% penetrated. A recent healthcare industry report stated that in order to comply with the HIPAA healthcare information electronic transmission regulations, healthcare systems will need to adjust existing systems or purchase new Information Technology systems, hire and retrain staff, and make significant changes to the current processes associated with maintaining patient privacy, the cost of which is estimated to be somewhere between three to four times the amount of expenditures required for Year 2000 remediation, or an amount in excess of $25 billion. LanVision strongly believes its highly evolved, secure and technologically advanced Web browser-based ASP solutions will position LanVision to take advantage of, what it continues to believe will be, significantly increasing market opportunities for LanVision and its distribution partners in the future.

      In 1998, LanVision took a major step forward in improving and expanding its sales distribution when it entered into a Remarketing Agreement with Siemens Medical Solutions Health Services Corporation, one of the leading providers of information technology to the healthcare industry. Siemens serves more than 3,500 healthcare organizations throughout North America and Europe, and sells LanVision’s products as an integrated component of the NOVIUS® product line.

      In 2001, LanVision entered into an agreement with Iron Mountain Incorporated, a leader in records and information management services, in which LanVision will integrate its document imaging and workflow products with Iron Mountain’s Digital Archives Services and develop joint marketing programs.

      In 2002, LanVision entered into a five year Remarketing Agreement with IDX Information Systems Corporation, which offers a wide variety of patient care products to integrated delivery networks, group practices, academic medical centers, radiological centers, and hospitals nationwide. IDX has installed its products at more than 2,600 customers sites with systems deployed to serve over 120,000 physicians. Under the terms of the Agreement, IDX was granted a non-exclusive worldwide license to distribute accessANYware, codingANYware, and ASPeN services to IDX customers and prospective customers, as defined in the Agreement. IDX’s will sell LanVision’s Electronic Medical Record Workflow and document imaging products as an integrated component of the IDX clinical information systems, which IDX can remarket as an integrated solution with either IDX product Carecast™ or LastWord®.

      In 2002, LanVision entered into a new two year Marketing and Referral Agreement with the 3M Health Information Systems, a division of the Minnesota Mining and Manufacturing Company, whereby 3M and LanVision will refer prospective customers for the other’s products and services. 3M will refer potential customers to use the LanVision codingANYware software and LanVision will refer potential customers to us the 3M healthcare products, including their coding and reimbursement software, which is complementary to the LanVision codingANYware software.

      It is LanVision’s intention to develop additional remarketing alliances with other Healthcare Information Systems, Medical records management, and Medical Records outsourcing vendors and to explore other means of expanding LanVision’s distribution channels.

Application Service Provider Application-hosting Services

      Beginning in 1998, LanVision began offering customers the ability to obtain its workflow solutions on an application-hosting basis as an ASP. LanVision established a hosting data center and installed LanVision’s suite of workflow products, called ASPeN (Application Service Provider eHealth Network) within the hosting data center, which utilizes LanVision’s Web browser-based applications across an Internet/ Intranet, to deliver high quality, transaction-based services to healthcare providers from a centrally located data center. ASPeN enables its healthcare customers to achieve enhanced patient care, improved security, and accessibility to patient records at significant cost savings with minimal up-front capital investment, maintenance, and support costs. Customers realize benefits more quickly, with less economic risk. Customers are charged on a per transaction or subscription basis, which is an attractive alternative to purchasing an in-house system. This service is made possible through the advancement of Web browser-based technology, state-of-the-art communication technology and advanced software design.

Maintain Technological Leadership Through the Development of New Software Applications and Increased Functionality of Existing Applications

      LanVision intends to continue its product development efforts and increase the functionality of existing applications along with the development of new applications using document imaging and workflow technologies. In particular, LanVision intends to increase the functionality of its Web-based applications. LanVision has continued to add new features and functionality to its suite of products, including non-patient folders, business office workflow applications, etc.

      LanVision has released its latest generation product, accessANYware, a Web-based application with a user interface that includes the best features of LanVision’s entire product portfolio. The accessANYware application utilizes a common database for medical records and patient accounting, thereby improving system administration and eliminating redundant data entry.

      LanVision has released its newest product, codingANYware, an application that provides workflow automation of the coding and abstracting process by allowing hospital personnel to electronically access documents to be coded and abstracted from remote locations, including the employee’s home. The codingANYware product can also be integrated with third party encoding or abstracting software, such as 3M, thus avoiding redundant data entry.

      LanVision believes only the most robust, flexible, dependable products will survive in the healthcare market, and LanVision has attempted to establish itself as the leader in document imaging/management and workflow applications through strong product development.

Image-Enable Clinical Data Repositories and Other Applications Software

      Today, healthcare information is often stored on numerous dissimilar host-based and departmental systems that are spread throughout an enterprise and are not integrated. Additionally, these current systems do not address the data stored on paper or the increasing volume of medical images such as, CAT scans, digitized slides, exploratory scopes, photographs, audio, etc. LanVision believes the efficiencies and productivity of hospitals and integrated healthcare delivery networks can be greatly enhanced by seamlessly integrating their historical information systems with document imaging and workflow applications. Physicians, clinicians, and other healthcare users then have access to the complete patient record, including the structured data, such as a lab result, and the related unstructured data, or a doctor’s hand written notes. LanVision has image-enabled many popular Clinical Data Repositories, such as those offered by Oacis Healthcare Holdings Corp., IDX Information Systems Corporation, and Cerner Corporation. LanVision is marketing image-enabling technology through its accessANYware, WebViewTM and LV Application Bridge products. LanVision intends to continue to aggressively market its unique image-enabling solutions to end-users and other third-party software application providers. LanVision has several large scale, Enterprisewide image enabled sites, including over 5,000 workstations at Memorial Sloan-Kettering Cancer Center.

Systems and Services

      LanVision’s systems employ an open architecture that supports a variety of operating systems, including Microsoft Windows, XP and 2000 and UNIX. LanVision’s systems can be configured with various hardware platforms, including INTEL-compatible personal computers. LanVision’s systems include a user interface designed specifically by LanVision for physicians and other medical and administrative personnel in hospitals and integrated healthcare networks. LanVision’s systems operate on multiple imaging platforms, including Siemens and FileNet. LanVision’s Medical Record Workflow solutions incorporate advanced features, including workflow and security features that allow customers to restrict direct access to confidential patient information, secure patient data from unauthorized indirect access and have audit trail features.

      A brief description of LanVision’s products follows:

      LanVision products and services are built using advanced document imaging/management and workflow automation technology to create robust Medical Records Workflow solutions. Document imaging technology makes paper-based information, as well as medical images, sound and video information as readily available and easy to process as traditional electronic data. Workflow automation offers intelligent electronic routing of documents, sophisticated management tools and reporting to increase efficiency and to support business process re-engineering efforts.

      LanVision’s products and services were designed to be complementary with existing third-party Healthcare Information Systems (HIS) applications and ASP-based services, providing value-added functionality to these third-party applications, including the following:

•	the ability to gain seamless electronic access to paper-based medical records, business office documents and medical images (unstructured data),

•	workflow-based automated chart deficiency analysis and completion,

•	workflow-based automated release of information and billing,

•	workflow-based remote coding and seamless integration to third-party encoder and abstracter software, and

•	archival support for a legal/historical repository of patient information.

      LanVision has developed innovative application tool sets to “image and web-enable” existing HIS clinical and billing applications, thus allowing clients to have a common graphical user interface on a universal workstation. LanVision has also developed its own proprietary document imaging middleware (Foundation Suite) to efficiently provide the object-oriented business processes common to all of its applications, such as scanning/indexing, faxing/printing, data archiving migration, security and auditing. Through its application software, document imaging middleware, and its workflow, image and web-enabling tools, LanVision allows the seamless merging of its Medical Record and Patient Billing department “back office” functionality with existing clinical information systems at the desktop.

      For maximum flexibility, the most current LanVision family of products and services is made up of five distinct offerings: The accessANYware Application Suite, codingANYware, The LanVision Application Bridge, The Foundation Suite, and ASPeN services.

The accessANYware Application Suite . . . a Web browser-based application suite

      The accessANYware application is LanVision’s fifth-generation Web-based Electronic Medical Record application that provides authorized users with access to all the various forms of patient health information from a single point of entry. It allows authorized users to perform document searching, retrieval, viewing, processing, printing and faxing, as well as report generation . . . all from a single login. The completionANYware application is an integrated module of accessANYware that provides analysts and clinicians the ability to remotely analyze and complete deficient records. In addition to a single login, accessANYware delivers a single user interface and integrated database. Therefore, from a single login to the system, users with appropriate security have the ability to search and retrieve information regarding patients and cases (for chart analysis), view, print and fax patient documents, as well as analyze or complete deficient documents, via the completionANYware module. The functions presented to the user vary with the user’s security. For example, if the user is a clinician, he/she is presented with an inbox function that displays a list of incomplete charts (awaiting completion) and a list of “linked” patients assigned to them. The clinician then has the option to complete deficient charts, or retrieve patient information, via searching or by clicking on the “linked” patients within their inbox. This access may occur from any workstation within the facility, the physician’s office, or some other remote site. With proper security the user is able to view, print and fax patient information.

      LanVision clients also have the option of further enhancing the productivity of their operations through the releaseANYware module. The releaseANYware application fulfills internal and external requests for patient information and allows for automatic invoicing capability. It also provides the ability to electronically search for, print, mail or fax information to third parties that request copies of patient records.

codingANYware . . . coding capabilities, anywhere, anytime

      Due to an acute shortage of available coding personnel, there currently exists a great demand for solutions to attract and retain qualified coders and to make the coding process more efficient. In 2002, LanVision introduced codingANYware, which provides workflow automation of the coding and abstracting process by allowing hospital personnel to electronically access documents to be coded and abstracted from remote locations, including the employee’s home. codingANYware may also be integrated with third party encoding or abstracting software, avoiding redundant data entry.

The LanVision Application Bridge (LVAB) . . . an image-enabling tool

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

The Foundation Suite . . . the document imaging/management infrastructure middleware

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

•	multiple levels of security (administrative, user, patient, document, workstation, physical location, and healthcare entity) configurable by user, workstation and location, and

•	full audit trails and reporting of every record viewed, printed, faxed, processed, or unauthorized login attempts at the patient encounter or document level.

ASPeN . . . Application Service Provider eHealth Network

      LanVision’s ASPeN, ASP-based Electronic Healthcare Information Access Systems and Business Office Services, offers healthcare providers an even more cost-effective solution to manage patient information. Through its use of Internet/ Intranet technology, ASPeN helps hospitals and integrated delivery networks overcome the barriers of high capital and start-up costs as well as the technological burdens of implementing a document imaging/management and workflow system. ASPeN delivers Medical Record Workflow and Business Office services to its healthcare customers on an outsourced basis from a central data center. Hospitals and integrated delivery systems can therefore take advantage of a private Intranet or the World-Wide-Web, the lowest cost network infrastructure, for truly enterprise-wide, secure access to healthcare information.

Professional Services

      LanVision provides a full complement of professional services to implement its software applications. LanVision believes that high quality consulting and professional implementation services are important to attracting new customers and maintaining existing customer satisfaction. These services include implementation and training, project management, business process re-engineering, and custom software development. The implementation and training services include equipment and software installation, system integration and comprehensive training. The project management services include needs and cost/benefit analysis, hardware and software configuration and business process re-engineering. The custom software development services include interface, workflow and report development.

Research and Development

      LanVision continues to focus its research and development efforts to develop new application software and increase the functionality of existing applications. Customer requirements and desires significantly influence LanVision’s research and development efforts. In 1996 and 1997, LanVision significantly expanded its development efforts. In late 1997 and early 1998, LanVision completed many of its major development projects. Whereupon, LanVision began to reduce the use of outside contractors and development staff as projects were completed.

      Product research and development expense was $2,195,315, $2,154,949 and $2,702,576 in 2002, 2001 and 2000, respectively. In addition, LanVision also capitalized $600,000, $500,000 and $420,000 of research and development expenditures in 2002, 2001 and 2000, respectively.

Existing Customers

      LanVision’s customers include healthcare providers located throughout the United States. LanVision has implemented or is in the process of implementing one or more of its systems in the following institutions:

Albert Einstein Healthcare Network, Philadelphia, PA
Beth Israel Medical Center, New York, NY; including Phillips Ambulatory Care Center, New York, NY
Children’s Medical Center of Dallas, Dallas, TX
Christiana Care Health Services, New Castle, DE
Holzer Medical Center, Gallipolis, OH

Medical College of Georgia, Augusta, GA
Medical University Hospital Authority: Medical University of South Carolina, Columbia, SC
Memorial Sloan-Kettering Cancer Center, New York, NY
OhioHealth Corporation: Grant/ Riverside Methodist Hospitals, Columbus, OH
ProMedica Health Systems, Toledo, OH
Stanford Hospital and Clinics, Palo Alto, CA
Texas Health Resources, Inc.: Harris Methodist Hospital, Fort Worth, TX
UPMC Health System, Pittsburgh, PA

ASPeN Application-hosting Customers:

The Health Alliance of Greater Cincinnati, Cincinnati, OH
Children’s Hospital, Columbus, OH
Kettering Medical Center Network, Kettering, OH
M. D. Anderson Cancer Center, Houston, TX
Health InfoSite, Inc., Alpharetta, GA

      In addition to the institutions listed above, Siemens has sold selected LanVision products to twenty-two healthcare organizations and IDX has sold LanVision’s suite of products to two healthcare organizations as of January 31, 2003.

      In fiscal year 2002, IDX Information Systems, Memorial Sloan-Kettering Cancer Center, and Siemens Medical Solutions accounted for 18%, 12% and 9%, respectively, of LanVision’s total revenues. In fiscal year 2001, Siemens Medical Solutions, Memorial Sloan-Kettering Cancer Center, and The Health Alliance of Greater Cincinnati: accounted for 25%, 11% and 7%, respectively, of LanVision’s total revenues. In fiscal year 2000, Siemens Medical Solutions, Memorial Sloan-Kettering Cancer Center, and The Health Alliance of Greater Cincinnati, accounted for 14%, 11% and 10%, respectively, of LanVision’s total revenues

      The small number of customers and extended sales cycles has contributed to variability in quarterly and annual operating results. LanVision expects that as its customer base continues to increase, and sales through its Remarketing Agreements increase and the actions of any one customer will have less of an effect on its quarterly and annual operating results.

Signed Agreements — Backlog

      LanVision enters into master agreements with its customers to specify the scope of the system to be installed and/or services to be provided by LanVision, the agreed upon aggregate price and the timetable for implementation. The master agreement typically provides that LanVision will deliver the system in phases pursuant to the customer’s purchase orders, thereby allowing the customer flexibility in the timing of its receipt of systems and to make adjustments that may arise based upon changes in technology or changes in customer needs. The master agreement also allows the customer to request additional components as the installation progresses, which additions are then separately negotiated as to price and terms. Historically, customers have ultimately purchased systems and services in addition to those originally contemplated by the master agreement, although there can be no assurance that this trend will continue in the future.

      At January 31, 2003, LanVision has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services) which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of approximately $4,223,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, LanVision has entered into application-hosting agreements, which are expected to generate revenues in excess of $1,212,000 over the remaining lives of the agreements.

      LanVision’s master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2002, 2001 and 2000 were approximately $4,176,000, $4,032,000 and $3,678,000, respectively. Maintenance and support revenues are expected to increase in 2003. At January 31, 2003, LanVision had Maintenance Agreements, purchase orders or royalty reports from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $2,047,000, through their respective renewal dates in fiscal 2003. LanVision expects that two existing agreements currently under negotiation will be extended during fiscal 2003, which will add significantly to this application-hosting backlog.

      The commencement of revenue recognition varies depending on the size and complexity of the system; the implementation schedule requested by the customer and usage by customers of the application-hosting services. Therefore, LanVision is unable to accurately predict the revenue it expects to achieve in any particular period. LanVision’s master agreements generally provide that the customer may terminate its agreement upon a material breach by LanVision, or may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of LanVision to procure additional agreements, could have a material adverse effect on LanVision’s business, financial condition, and results of operations.

Royalties

      LanVision incorporates software licensed from various vendors into its proprietary software. In addition, third party, stand-alone software is required to operate LanVision’s proprietary software. LanVision licenses these software products, and pays the required royalties and/or license fees when such software is delivered to LanVision’s customers.

Employees

      As of January 31, 2003, LanVision had 65 full-time employees. In addition, LanVision utilizes independent contractors to supplement its staff, as needed. None of LanVision’s employees are represented by a labor union or subject to a collective bargaining agreement. LanVision has never experienced a work stoppage and believes that its employee relations are good.

Item 2.	Properties

      LanVision’s principal offices are located at 5481 Creek Road, Cincinnati, Ohio 45242-4001. The offices consist of approximately 15,000 square feet of space under a lease that expires in January 2004. In addition, LanVision leases dedicated collocation data center space in two locations in the Cincinnati, OH area, for the ASPeN Services, application-hosting data center operations. The current rental expense for all of these facilities approximates $190,000 annually.

      LanVision believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of LanVision’s operations.

Item 3.	Legal Proceedings

      LanVision is a party to various legal proceedings and claims, which arise, in the ordinary course of business from time to time. Currently, LanVision is a party to several pending lawsuits that were initiated by LanVision to protect its intellectual property rights, to enforce non-competition covenants and/or to prevent third parties from improperly interfering in LanVision’s business. The defendants in one or more of these actions have asserted, and may assert in the future, counterclaims against LanVision. While the outcome of these claims, as well as any claims that may not have yet been asserted against LanVision, whether in these actions or otherwise, cannot be predicted with certainty at this time, LanVision is not aware of any legal matters that will have a material adverse effect on LanVision’s consolidated results of operations or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The names, ages, and positions held by the Executive Officers of LanVision on April 11, 2003 are:

			Elected to
Name	Age	Position(1)	Present Position(2)

J. Brian Patsy	52	Chairman of the Board, President, Chief Executive Officer, and Director Executive Vice President, Corporate	1989
Eric S. Lombardo	50	Secretary, and Director	1989
Paul W. Bridge, Jr.	59	Chief Financial Officer, and Treasurer	2001
Donald E. Vick, Jr.	39	Controller, and Assistant Treasurer	2002

(1)	All current officers of LanVision hold office until their successors are elected and qualified or until any removal or resignation. Officers of LanVision are elected by the Board of Directors and serve at the discretion of the Board. For purposes of the descriptions of the background of LanVision’s Executive Officers, the term “Company” refers to both LanVision Systems, Inc. and its predecessor LanVision, Inc.

(2)	Represents date of election to Registrant or its predecessor.

      J. Brian Patsy is a co-founder of LanVision and has served as the President, and a Director since LanVision’s inception in October 1989. Mr. Patsy was appointed Chairman of the Board and Chief Executive Officer in March 1996. Mr. Patsy has over 30 years of experience in the information technology industry.

      Eric S. Lombardo is a co-founder of LanVision and has served as a Director since LanVision’s inception and as Executive Vice President of LanVision since May 1990. Mr. Lombardo has over 28 years of experience in the information technology industry.

      Paul W. Bridge, Jr. joined LanVision in 1996, as Controller. In January 2001, he assumed the additional responsibility of Chief Financial Officer. From 1993 until he joined LanVision, Mr. Bridge served as Controller of Cincom Systems, Inc., an international software development and marketing company. Mr. Bridge is a Certified Public Accountant (inactive).

      Donald E. Vick, Jr. joined LanVision in 1997, as Assistant Controller. In 2002 he was appointed Controller and Assistant Treasurer. Prior to joining LanVision, Mr. Vick served as Assistant Controller of Cincom Systems, Inc., an international software development and marketing company. Mr. Vick is a Certified Public Accountant and has over 16 years of experience in the information technology industry.

      There are no family relationships between any Director or Executive Officer and any other Director or Executive Officer of the Registrant.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      (a)     The Company’s Common Stock trades on The Nasdaq SmallCap Market under the symbol LANV. The table below sets forth the high and low sales prices for LanVision Systems, Inc. Common Stock for each of the quarters in fiscal years 2002 and 2001, as reported by The Nasdaq Stock Market, Inc.

Fiscal Year 2002	High	Low

4th Quarter (November 1, 2002 through January 31, 2003)	$3.740	$2.200
3rd Quarter (August 1, 2002 through October 31, 2002)	3.210	1.700
2nd Quarter (May 1, 2002 through July 31, 2002)	4.050	1.510
1st Quarter (February 1, 2002 through April 30, 2002)	4.650	2.505

Fiscal Year 2001	High	Low

4th Quarter (November 1, 2001 through January 31, 2002)	$4.980	$1.070
3rd Quarter (August 1, 2001 through October 31, 2001)	1.700	0.850
2nd Quarter (May 1, 2001 through July 31, 2001)	1.750	0.950
1st Quarter (February 1, 2001 through April 30, 2001)	1.313	0.563

      The market price of the Common Stock could be subject to significant fluctuations based on factors such as announcements of new products or customers by LanVision or its competitors, quarterly fluctuations in LanVision’s financial results or other competitors’ financial results, changes in analysts’ estimates of LanVision’s financial performance, general conditions in the healthcare imaging industry and conditions in the financial markets. In addition, the stock market, in general, has experienced extreme price and volume fluctuations which have particularly affected the market price of many high technology companies and which have been often unrelated to the operating performance of a specific company. Many technology companies, including LanVision, have recently experienced fluctuations in the market price of their equity securities. There can be no assurance that the market price of the Common Stock will not decline, or otherwise continue to experience significant fluctuations in the future.

      (b) According to the transfer agent records, LanVision had 154 stockholders of record as of April 1, 2003. Because brokers and other institutions on behalf of stockholders hold many of such shares, LanVision is unable to determine with complete accuracy the total number of stockholders represented by these record holders. LanVision estimates that it has approximately 2,000 stockholders.

      (c) LanVision has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future due to the restrictive financial covenants in its long-term debt agreement.

Item 6.     Selected Financial Data

      The following table sets forth consolidated financial data with respect to LanVision for each of the five years in the period ended January 31, 2003. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year(1)

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
OPERATING STATEMENT DATA:
Total revenues	$13,462	$10,939	$9,576	$10,471	$12,010
Total operating expenses	10,574	8,920	9,509	13,054	22,470
Operating profit (loss)	2,888	2,019	67	(2,583)	(10,460)
Net earnings (loss)	1,012	210	21	(3,247)	(10,926)
Basic net earnings (loss) per share of Common stock	.11	.02	.00	(.37)	(1.24)
Diluted net earnings (loss) per share of Common stock	.11	.02	.00	(.37)	(1.24)
Shares used in computing basic per share data	8,934	8,890	8,863	8,827	8,811
Shares used in computing diluted per share data	9,197	9,074	8,905	8,827	8,811
BALANCE SHEET DATA:
Cash, cash equivalents and investment securities	$7,242	$7,865	$8,550	$5,412	$5,445
Working capital	5,294	6,011	7,168	6,149	7,290
Total assets	15,337	13,509	14,358	14,719	17,485
Long-term debt, including current portion	3,000	5,000	6,000	6,000	6,000
Convertible redeemable preferred stock	—	—	—	—	—
Total stockholders’ equity	3,967	2,906	2,655	2,613	5,847
Cash dividends declared	—	—	—	—	—

(1)	All references to a fiscal year refer to the fiscal year of LanVision commencing February 1 of that calendar year and ending on January 31 of the following year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      See also PART 1, ITEM 1, BUSINESS for a general description of LanVision’s business.

Application of Critical Accounting Policies (See also Notes to Consolidated Financial Statements.)

      LanVision’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires LanVision to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an on-going basis, LanVision evaluates its estimates, including those related to product revenues, bad debts, capitalized software development costs, income taxes, warranty obligations, support contracts and contingencies and litigation. LanVision bases its estimates on historical experience and on various other assumptions that LanVision believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and revenue recognition. Actual results may differ from these estimates under different assumptions or conditions.

      LanVision believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

      LanVision records revenues for customer contracts, including special payment agreements and royalties from third-party resellers in accordance with Statement of Position 97-2, Software Revenue Recognition. Revenue is derived from: the licensing and sale of systems, either directly to end-users or through third-party resellers, comprising internally developed software, third-party software and hardware components; product support, maintenance and professional services; and, application-hosting services that provide high quality, transaction or subscriptions based document imaging/ management services from a central data center. Generally, revenues from software license fees and hardware sales to end-users are recognized when a master agreement is signed and products are made available to end-users. Revenues from agreements that contain multiple-element arrangements are allocated to the various elements based on the fair value of the elements. Revenues related to routine installation and integration and project management are deferred until the work is performed. If a contract requires LanVision to perform services and modifications that are deemed significant to system acceptance, revenues are recorded either on the percentage-of-completion method or revenue related to the delivered hardware and software components are deferred until such obligations are deemed insignificant, depending on the contractual terms. LanVision follows this method since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged or credited to income in the period in which the facts that give rise to the revision become known. Revenues from consulting, education, and application-hosting services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of revenue are classified as deferred revenues. Revenues recognized prior to progress billings to customers are recorded as contract receivables.

      Under the terms of a remarketing agreement with Siemens Medical Solutions Health Services Corporation, Siemens remits royalties to LanVision based upon Siemens sublicensing LanVision’s software to Siemens’s customers. Twenty-five percent of the royalty is due 30 days following the end of the month in which Siemens executes the end-user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty report. The remaining seventy-five percent of the royalty is due from Siemens when software implementation activities commence. LanVision records this revenue when the seventy-five percent payment due from Siemens is fixed and determinable, which is generally when software implementation activities commence

      Under the terms of a remarketing agreement with IDX Information Systems Corporation royalties are remitted by IDX to LanVision based upon IDX sublicensing LanVision’s software to IDX’s customers. Thirty percent of the royalty is due 45 days following the end of the month in which IDX executes an end-user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty report. The remaining seventy percent of the royalty is due from IDX, in varying amounts based on implementation milestones, 45 days following the end of the month in which a milestone occurs. LanVision records this revenue when the seventy percent payment due from IDX is fixed and determinable, which is generally when the software implementation activities commence.

      Each contract is reviewed quarterly with the appropriate LanVision Client Manager to determine the appropriateness of the revenue recognition criteria applied to the individual contracts based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

Bad Debts

      Accounts and contract receivables are comprised of amounts owed LanVision for licensed software, professional services, including maintenance services and application-hosting activities. Contracts with individual customers and resellers determine when receivables are due. In determining the allowance for doubtful accounts, each unpaid receivable is reviewed quarterly with the appropriate LanVision Client Manager to determine the payment status based upon the most currently available information as to the status of the receivables, the customer comments, if any, and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by LanVision to resolve open issues related to unpaid receivables. During these quarterly reviews, LanVision determines the required allowances for doubtful accounts for estimated losses resulting from the inability of its customers or resellers to make required payments. If the financial condition of LanVision’s customers or resellers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. LanVision’s customers typically have been well-established hospitals, medical facilities, or major Healthcare Information Systems companies that resell LanVision’s products, which have good credit histories, and payments have been received within normal time frames for the industry. However, some healthcare facilities have experienced significant operating losses and limited cash resources as a result of limits on third-party reimbursements from insurance companies and governmental entities. Extended payment of LanVision receivables is not uncommon.

Capitalized Software Development Costs

      Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. LanVision capitalized $600,000, $500,000 and $420,000 in 2002, 2001 and 2000, respectively.

      Research and development expense, net of capitalized amounts, was $2,195,315, $2,154,949 and $2,702,576 in 2002, 2001 and 2000, respectively.

      Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense was $400,000, $300,000 and $300,000 in 2002, 2001 and 2000, respectively.

      LanVision reviews, on an on-going basis, the carrying value of its capitalized software development costs, net of accumulated amortization. LanVision believes that to replicate the existing software would cost significantly more than the stated value of $1,389,701 at January 31, 2003. Over the last three years, LanVision has spent $8,572,840 in research and development, of which $1,520,000, or 18%, has been capitalized. Amortization of capitalized software during the last three years has amounted to $1,000,000, or a net increase in capitalized software of only $520,000 during the last three years. Many of the programs related to capitalized software development continue to have great value to LanVision’s current products and those under development as the concepts and ideas are readily transferable and are incorporated into new products.

Contractual Obligations

	2003	2004	2005	2006	2007

Capitalized leases	$239,895	$239,895	$173,234	$—	$—
Long-term debt	2,000,000	1,000,000	—	—	—
Accrued interest, assuming no Warrant value (See Below)	—	5,238,618	—	—	—
Operating leases	434,270	32,821	9,007	5,690	—

Total	$2,674,165	$6,511,334	$182,241	$5,690	$—

Capitalized Leases

      During fiscal year 2002 LanVision acquired computer equipment and related software for a new application-hosting services data center, which are accounted for as capitalized leases. The amount of the leased assets by category are: computer equipment $372,705; computer software $196,799; and prepaid maintenance and expenses $84,626, for a total of $654,130 in new assets. The leases are payable monthly in installments of $19,991, through August 2005 and an additional amount of $8,323, through December 2005. The present value of the future lease payments upon lease inception was $654,130 using the interest rates implicit in the lease agreements at the inception of the leases.

Long-term Debt

      The long-term debt of $3,000,000 is secured by all of the assets of LanVision and the loan agreement, as amended, restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, limits certain investments, restricts substantial asset sales, capital expenditures, cash dividends, stock repurchases, and mergers and consolidations with unaffiliated entities without lender consent. In addition, LanVision is required to meet certain financial covenants, including minimum levels of revenues, earnings, and net worth. Also, the loan agreement requires LanVision to maintain a minimum cash balance of $4,800,000 through April 29, 2003, at which time the amount is reduced to $4,300,000 through July 29, 2003, at which time the amount is reduced to $3,800,000, which will be maintained through the maturity of the loan in July 2004. LanVision was in compliance with all of the covenants during fiscal 2002. LanVision believes that it will be able to comply with all of its covenants in fiscal 2003, and the likelihood of defaulting on the debt covenants is not likely absent any material adverse events that may affect the healthcare industry or our market. In the past LanVision has requested, and the lender has granted, waivers of certain debt covenants. However, our expectations of future operating results and continued compliance with the debt covenants cannot be assured and the lenders’ actions are not controllable by us. If our projections of future operating results are not achieved and the debt is placed in default, LanVision would experience a material adverse impact on the reported financial position and results of operations.

      In connection with the issuance of the long-term debt, LanVision issued Warrants to purchase 750,000 shares of Common Stock of LanVision at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.

      Under the terms of the long-term debt agreement, LanVision has guaranteed the lender that the increase in the market value of the stock underlying the Warrants, at the time of loan maturity, over the exercise price plus the 12% interest paid on the loan will yield the lender a 25% compound annual return. If the yield from the Warrants plus interest paid does not provide the lender with the 25% guaranteed compound annual return, LanVision is required to pay the additional amount in cash at the time of maturity. Accordingly, LanVision is accruing interest on the loan at a 25% compound interest rate, regardless of the market value of the stock and the inherent value of the Warrants. Assuming that the Warrants have no value, the maximum amount of the accrued and unpaid interest at maturity in July 2004 will be $5,238,618.

Operating Leases

      LanVision rents office and data center space and equipment under noncancelable operating leases that expire in fiscal 2006. The minimum payments, by year, are detailed in the table above.

Warranties and Indemnities

      LanVision provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, LanVision’s estimated warranty liability might need to be increased. LanVision bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions which may be required to be granted to a customer which result from performance issues. LanVision’s ASPeN application-hosting services guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. LanVision’s standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of LanVision’s operation of its business or any negligent act or omission of LanVision. To date LanVision has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. At January 31, 2003 and 2002 LanVision has a warranty reserve in the amount of $250,000. Each contract is reviewed quarterly with the appropriate LanVision Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

Results of Operations

      The following table sets forth, for each fiscal year indicated, certain operating data as percentages:

Consolidated Statements of Operations(1)

	Fiscal Year(2)

	2002	2001	2000

Systems sales	40.7%	39.2%	33.0%
Services, maintenance and support	50.8	53.7	58.7
Application-hosting services	8.5	7.1	8.3

Total revenues	100.0	100.0	100.0
Cost of sales	36.2	37.1	44.6
Selling, general and administrative	26.0	24.8	26.4
Product research and development	16.3	19.7	28.3

Total operating expenses	78.5	81.6	99.3

Operating profit	21.5	18.4	0.7
Other income (expense), net	(13.8)	(16.4)	(0.5)
Income taxes	(.2)	(.1)	—

Net earnings	7.5%	1.9%	0.2%

Cost of systems sales	24.3%	15.5%	30.6%

Cost of services, maintenance and support	43.0%	51.9%	52.4%

Cost of application-hosting services	53.0%	44.2%	45.5%

(1)	Because a significant percentage of the operating costs are expensed as incurred, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past operations nor are they necessarily indicative of the future operations. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

(2)	All references to a fiscal year refer to the fiscal year commencing on February 1 of that calendar year and ending on January 31 of the following year.

     Comparison of Fiscal Year 2002 with 2001

      Revenues. Total revenues for fiscal year 2002 were $13,462,116 compared with revenues of $10,938,846 in fiscal 2001, an increase of $2,523,270 or 23%. The increase was primarily the result of increased systems sales and increased professional services revenues. Approximately 72% of fiscal 2002 revenues came from fulfillment of backlog and add-on business, primarily expansion and upgrades of systems for LanVision’s existing and new clients, and 28% came from resellers, compared with 75% and 25%, respectively in fiscal 2001. Revenues from Siemens were $1,300,126 in fiscal 2002 compared with $2,763,542 in fiscal 2001 and through IDX, $2,511,141 in fiscal 2002, the first year of the agreement. Revenues from systems sales in fiscal 2002 were $5,479,143, an increase of $1,187,222 or 28% of systems sales in fiscal 2001 resulting primarily from upgrading and expansion of systems with existing clients. Revenues from services, maintenance, and support in fiscal 2002 were $6,837,617, an increase of $963,134 or 16% over fiscal 2001. Professional services revenues in fiscal 2002 were $2,661,897, an increase of $819,647, or 44% of the professional services revenues in fiscal 2001. The increase was caused by higher utilization of existing staff in 2002 and significant new installations in 2002 compared with 2001. Maintenance and support revenues in fiscal 2002 were $4,175,720, an increase of $143,487, or 3.8% over maintenance and support revenues in fiscal 2001. The increase in maintenance and support revenues in fiscal 2002 is primarily due to new installations by our remarketing partners, and expansion of existing LanVision client systems, offset by some reductions in maintenance as some customers transitioned to non-LanVision systems. Revenues from application-hosting services increased $372,914, or 48%. The increase was due to the addition of two new application-hosting services clients in the third and fourth quarters of fiscal 2002. Application-hosting services revenues at some locations were usage based and fluctuations in admissions, length of stay, return patient visits, etc. affect the system usage and the corresponding application hosting services revenues. In fiscal 2002, three customers accounted for 27% of the total revenues compared with 25% in fiscal 2001, exclusive of our remarketing partners.

      Revenues for fiscal 2002 and 2001 were less than LanVision’s plan for each year. The shortfall in anticipated revenues occurred for various reasons, including significantly lower spending on information technology by healthcare institutions as many institutions delayed implementation for new Electronic Medical Record (EMR) systems until final Federal Health Privacy Regulations to comply with HIPAA were issued. Buying decisions at certain hospitals and integrated healthcare delivery networks are influenced by recommendations of the largest Healthcare Information Systems vendors, including: Siemens Medical Solutions Health Services Corporation, McKesson HBOC, Inc., Cerner Corporation, IDX Information Systems Corporation and Eclipsys Corporation. It continues to be difficult for companies with relatively small sales forces to influence the buying decisions as effectively as the major HIS vendors which is why LanVision transitioned its distribution model from a direct selling organization to primarily an indirect distribution, primarily through remarketers, such as Siemens and IDX, and the ASP application-hosting services based delivery model.

      The original Remarketing Agreement with Siemens was signed in 1998, and throughout fiscal 1998, 1999 and 2000, LanVision and Siemens integrated the LanVision product line with the Siemens NOVIUS product. The final integration and testing of the products was completed in late 2000. During 1998, 1999 and most of 2000, Siemens remarketed LanVision’s products on a limited basis through their specialized document imaging sales force. Siemens successfully closed four new agreements for LanVision’s products in 1998, four in 1999, five in 2000, eight new agreements in 2001 and one new agreement in 2002. Siemens has recently advised LanVision that they have undertaken development of their own medical records document imaging application that will ultimately compete with LanVision’s application. At this time, LanVision is unable to assess the impact of future sublicensing of LanVision software applications by Siemens as a result of this decision by Siemens but LanVision expects that this decision may have a negative impact on closing future agreements. The twenty-two agreements represent approximately $6,373,000 in software royalties to LanVision. Approximately $714,000, $2,345,000, and $913,000 of software royalties were recognized in 2002, 2001 and 2000, respectively, and approximately $745,000 of software royalties has not yet been recognized until Siemens commences software implementation.

      The IDX Remarketing Agreement, which was signed in January 2002, has resulted in two signed agreements in fiscal year 2002 and represents approximately $1,513,000 in software royalties to LanVision.

      LanVision believes a greater percentage of its future revenues will come from remarketing agreements with Siemens, IDX, 3M and other HIS vendors. LanVision continues to actively pursue remarketing agreements with other companies.

      LanVision believes the large HIS vendors, hospitals and integrated healthcare delivery networks now have a better understanding of the valuable role the EMR plays in providing a truly Computerized Patient Record. As more companies demonstrate the significant economic and operating benefits of the EMR and other imaging/management and workflow applications, LanVision believes the future demand for its products and services will increase.

      Many new companies have emerged to provide healthcare applications through private Intranets or secure applications on the Internet. Additionally, the traditional HIS companies have developed clinical information systems for the Internet. LanVision’s applications are well suited for integration with such clinical systems and are optimized for use on the Internet and private Intranets. Through LanVision’s ASPeN Services, application-hosting customers can rapidly deploy and access healthcare information using Web browser-based technology from a central data center on a per transaction or subscription basis thereby minimizing up-front capital expenditures. LanVision believes healthcare organizations will continue to increase their use of healthcare applications through the Internet, and LanVision’s products are an integral part of providing a complete EHR across the Internet. LanVision continues to actively pursue strategic relationships with other healthcare Application Service Providers.

      Management believes that revenue growth in 2003 will be fueled by: an increase in incremental revenue from existing and new strategic distribution partners, an increase in interest by healthcare organizations in LanVision products and services to assist in compliance with the Federal HIPAA standards as they relate to the confidentiality and security of Medical Records, and incremental new revenues derived from a new and exciting line of business for LanVision in the remote coding marketplace. Due to an acute shortage of available coding personnel, there currently exists a great demand for solutions to attract and retain qualified coders and to make the coding process more efficient.

      Cost of Sales. Cost of sales consists of cost of systems sales, cost of services, maintenance and support and cost of application-hosting services. Cost of systems sales includes amortization of capitalized software costs, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The cost of systems sales as a percentage of revenues in fiscal 2002 and 2001 were 24% and 16%, respectively. The higher costs in 2002 reflect a significantly higher volume of hardware and third party components, with lower margins. Cost of services, maintenance, and support includes salaries and benefits for support and professional services personnel and the cost of third-party maintenance contracts. Cost of services, maintenance and support as a percentage of services, maintenance and support revenues in 2002 and 2001 were 43% and 52%, respectively. The lower relative cost reflects greater efficiencies in providing the service. The cost of application-hosting services represents primarily processing fees paid to a third-party data center provider for most of the year and the cost associated with establishing and operating, for part of the year, a new data center as discussed above which increased expenses relative to revenues.

      Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related costs, travel and living expenses, trade shows, etc. for selling and marketing activities and general corporate and administrative activities. In fiscal 2002, selling, general, and administrative expenses were $3,499,915 compared with $2,708,849 in fiscal 2001. The $791,066 increase in fiscal 2002 is primarily attributable to increased legal costs of asserting LanVision’s intellectual property rights in two cases to protect LanVision’s proprietary technology that it believes is being used by others without LanVision’s permission. Also, LanVision’s sales costs increased as LanVision expanded its direct sales organization to handle the increased inquiries into LanVision’s products and services. This expansion of the direct sales organization resulted in two new direct clients for the ASPeN application-hosting services.

      Product Research and Development. Product research and development expenses in fiscal 2002 were $2,195,315 compared with $2,154,949 in fiscal 2001. The decrease reflects primarily the increased capitalized software development costs. During 2002, LanVision concentrated its development efforts primarily on its new products — accessANYware and codingANYware. LanVision capitalized $600,000 in product research and development costs in fiscal 2002, compared with $500,000 in 2001.

      Other Income (Expense). Interest income consists primarily of interest on cash and cash equivalents. The decrease results from lower average cash balances in fiscal 2002 compared with fiscal 2001 and significantly lower interest rates. Interest expense in 2002 and 2001 is related primarily to the long-term debt and, additional interest on the unpaid long-term accrued interest payable to the lender and capitalized leases.

      Provision for Income Taxes. LanVision is in a tax loss carry forward position, and is unable to recognize a tax benefit for losses because utilization of a tax benefit for such losses is not assured. The tax loss carry forward approximates $28,000,000. LanVision also has an Alternative Minimum Tax credit carry forward of approximately $35,000, which has an unlimited carry forward period. The income tax provision in fiscal year 2002 and 2001, relates to the Alternative Minimum Tax provision, as all income cannot be offset against the tax loss carry forward.

      Net Earnings. Net earnings in fiscal year 2002 were $1,012,013 compared with net earnings of $210,360 in fiscal 2001. The $801,653 improvement, results primarily from increased application-hosting services, increased services, maintenance, and support revenues and lower cost of providing these services, and increased systems sales margins, with offsets by higher selling, general, and administrative expenses in fiscal 2002.

      Backlog. At January 31, 2003, LanVision has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based application-hosting revenues), which have not been delivered, installed and accepted which, if fully performed, would generate future revenues of approximately $4,223,000. The related products and services are expected to be delivered over the next two to three years. In addition, customers contract for maintenance and support services on a monthly, quarterly, or annual basis. At January 31, 2003, LanVision had Maintenance Agreements, purchase orders or royalty reports from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $2,047,000, through their respective renewal dates in fiscal 2003. In 2002, maintenance and support revenues approximated $4,176,000 and are expected to increase in fiscal 2003. Furthermore, LanVision has entered into application-hosting agreements, which are expected to generate revenues in excess of $1,212,000 over the remaining life of the current agreements. LanVision expects that two existing agreements currently under negotiation will be extended during fiscal 2003, which will add significantly to this application-hosting backlog.

Comparison of fiscal year 2001 with 2000

      Revenues. Total revenues for fiscal year 2001 were $10,938,846 compared with revenues of $9,575,637 in fiscal 2000, an increase of $1,363,209 or 14%. Revenues from systems sales in fiscal 2001 were $4,291,921, an increase of $1,133,038 or 36% of systems sales in fiscal 2000. LanVision’s remarketing partner Siemens Medical Solutions Health Services Corporation sold eight new systems to hospitals in addition to the 13 sold in the prior three years. Approximately, 75% of fiscal 2001 revenues came from fulfillment of backlog and add-on business, primarily expansion and upgrades of systems for LanVision’s existing clients, and 25% came from Siemens, compared with 85% and 15%, respectively in fiscal 2000. Systems sales from Siemens were $2,347,384 in fiscal 2001 compared with $949,861 in fiscal 2000. Revenues from services, maintenance, and support in fiscal 2001 were $5,874,483, an increase of $247,767 or 4% over fiscal 2000. The increase results from higher maintenance revenues of approximately $354,000, offset by approximately $106,000 in lower professional services revenues. Maintenance revenues in fiscal 2001 were $4,032,233, an increase of $354,136, or 9.6% over maintenance revenues in fiscal 2000. The increase in maintenance revenues in fiscal 2001 is primarily due to new installations by our remarketing partner, and expansion of existing LanVision client systems. Professional services revenues in fiscal 2001 were $1,842,250, a decrease of $106,369, or 5% of the professional services revenues in fiscal 2000. The decrease was caused by lower utilization of existing staff in 2001. Revenues from application-hosting services decreased $17,596, or 2%. The decrease was due to a temporary short-term decline in the volume of usage by our largest application-hosting client. Application-hosting services revenues are usage based and fluctuations in admissions, length of stay, return patient visits, etc. affect the system usage and the corresponding application-hosting services revenues. In fiscal 2001, three customers accounted for 25% of the total revenues compared with 30% in fiscal 2000, exclusive of our remarketing partner Siemens.

      Revenues for fiscal 2001 and 2000 were less than LanVision’s plan for each year. The shortfall in revenues occurred for various reasons, including significantly lower spending on information technology by healthcare institutions as many institutions delayed implementation for new Electronic Medical Record systems until final Federal Health Privacy Regulations to comply with HIPAA are issued. Buying decisions at certain hospitals and integrated healthcare delivery networks are influenced by recommendations of the largest Healthcare Information Systems vendors, including: Siemens Medical Solutions Health Services Corporation, McKesson HBOC, Inc., Cerner Corporation, IDX Information Systems Corporation and Eclipsys Corporation. It continues to be difficult for companies with relatively small sales forces to influence the buying decisions as effectively as the major HIS vendors which is why LanVision has transitioned its distribution model from a direct selling organization to indirect distribution, primarily through remarketers, such as Siemens and IDX, and the ASP application-hosting services based delivery model.

      Cost of Sales. Cost of sales consists of cost of systems sales, cost of services, maintenance, and support and cost of application-hosting services. Cost of systems sales includes amortization of capitalized software costs, royalties, and cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The cost of systems sales as a percentage of revenues in fiscal 2001 and 2000 were 16% and 31%, respectively. The lower costs in 2001 reflect a higher volume of LanVision software components, with higher margins and significantly lower hardware and third-party software components, which have lower margins. Cost of services, maintenance, and support includes salaries and benefits for support and professional services personnel and the cost of third-party maintenance contracts. Cost of services, maintenance and support as a percentage of services, maintenance and support revenues in 2001 and 2000 were 52% and 52%, respectively. The cost of application-hosting services represents primarily processing fees paid to a third-party data center provider. The cost of the application-hosting services in 2001 and 2000 varied directly in proportion to the revenues recognized by LanVision.

      Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related costs, travel and living expenses, trade shows, etc. for selling and marketing activities and general corporate and administrative activities. In fiscal 2001, selling, general, and administrative expenses were $2,708,849 compared with $2,533,190 in fiscal 2000. The $175,659 increase in fiscal 2001 is primarily attributed to normal increases, including the cost of living and other nominal price increases, offset by continued cost containment policies.

      Product Research and Development. Product research and development expenses in fiscal 2001 were $2,154,949 compared with $2,702,576 in fiscal 2000. The decrease reflects increased capitalized software development costs, and reductions in outside programmers, depreciation and miscellaneous other expenses. During 2001, LanVision concentrated its development efforts primarily on its new products — accessANYware and codingANYware. LanVision capitalized $500,000 in product research and development costs in fiscal 2001, compared with $420,000 in 2000.

      Other Income (Expense). Interest income consists primarily of interest on cash and cash equivalents. The decrease results from lower average cash balances in fiscal 2001 compared with fiscal 2000 and significantly lower interest rates. Interest expense in 2001 and 2000 is related to the long-term debt and, additional interest on the unpaid long-term accrued interest payable to the lender.

      Provision for Income Taxes. The income tax provision in fiscal year 2001, relates to the Alternative Minimum Tax provision, as all income cannot be offset against the tax loss carry forward.

      Net Earnings. Net earnings in fiscal year 2001 were $210,360 compared with net earnings of $20,893 in fiscal 2000. The fiscal 2000 earnings of $20,893 include a $1,381,419 gain on the sale of the data center.

      Since commencing operations in 1989, LanVision has incurred substantial operating losses. Although LanVision achieved profitability in fiscal years 2002, 2001, 2000, 1993 and 1992, LanVision incurred a net loss in fiscal years 1994 through 1999. Based upon the expenses associated with current and planned staffing levels, continued profitability is dependent upon increasing revenues. There can be no assurance that LanVision will be able to achieve consistent profitability on a quarterly or annual basis nor be able to sustain or increase its revenue growth in future periods and believes historical operating results may not be indicative of the future performance of LanVision in the near or long-term.

Liquidity and Capital Resources

      During the last five fiscal years, LanVision has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, and a $6,000,000 loan. LanVision’s liquidity is dependent upon numerous factors to include: the timing and amount of revenues and collection of contractual amounts from customers, amounts invested in research and development and capital expenditures, and the level of operating expenses.

      LanVision’s customers typically have been well-established hospitals or medical facilities or major Healthcare Information Systems companies that resell LanVision’ products which have good credit histories, and payments have been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments.

      LanVision has no significant obligations for capital resources, other than its long-term debt and accrued interest described below, the noncancelable operating leases in the total amount of approximately $481,788, payable over the next four years and capitalized leases in the total amount of approximately $653,024, payable over the next three years.

      In July 2004, upon maturity of the long-term debt, LanVision may, under the terms of the long-term debt agreement, be required to pay to the lender an amount necessary so that the market value of the stock underlying the Warrants issued to the lender in connection with the long-term debt, plus the 12% interest paid on the loan will yield the lender a 25% compound annual return. If the yield from the Warrants plus interest paid does not provide the lender with the 25% guaranteed compound annual return, LanVision is required to pay the additional amount in cash at the time of maturity. Accordingly, LanVision is accruing interest on the loan at a 25% compound interest rate, regardless of the market value of the stock and the inherent value of the Warrants. The current estimate of the maximum amount at maturity, which would be required to be paid to the lender, assuming the Warrants have no value, is approximately $5,238,618. If the market price of LanVision’s common stock exceeds $3.87 per share (the purchase price of the Warrant) then the value of the Warrant would reduce the amount of the accrued and unpaid interest required to be paid at maturity by such value. Depending on the amount of cash LanVision has at that time, and the value of the Warrants, id any, it may be necessary for LanVision to borrow funds or obtain additional equity in order to fund the deferred interest payable to the lender at that time. LanVision believes that continued operating performance improvements should enable it to fund a portion of any obligation and borrow the additional funds necessary to retire the obligation at maturity. However, there can be no assurance LanVision will be able to do so.

      Over the last several years, LanVision’s revenues were less than its internal plans. However, during the same period, LanVision has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses. This resulted in significant net cash outlays over the last five years. Although LanVision has reduced staffing levels and related expenses, increased revenues and improved operating performance, LanVision’s expenses will continue to increase. Accordingly, to continue to achieve increasing profitability, and positive cash flow, it is necessary for LanVision to increase revenues or continue to reduce expenses. LanVision believes that the requirement for healthcare organizations to become HIPAA compliant, and the recent signing of the IDX Information Systems Corporation Remarketing Agreement and the 3M Marketing and Referral Agreement should offer significant opportunities to increase revenues. LanVision believes that market opportunities are such that LanVision should be able to increase its revenues. However, there can be no assurance LanVision will be able to do so.

      In February 2000, LanVision sold its Data Center for $2,900,000. LanVision received $2,000,000 and the remaining $900,000 was received in twelve monthly installments commencing March 1, 2000. The sale resulted in a gain of approximately $1,381,000.

      At January 31, 2003, LanVision had cash and cash equivalents of $7,242,230. Cash equivalents consist primarily of overnight bank repurchase agreements and short-term commercial paper. Under the terms of its loan agreement, as amended, LanVision has agreed to maintain a minimum cash and cash equivalent balance of $4,800,000 through April 29, 2003, at which time the amount is reduced to $4,300,000 through July 29, 2003, at which time the amount is reduced to $3,800,000, which will be maintained through the maturity of the loan in July 2004. During fiscal 2003, $2,000,000 of long-term debt is required to be repaid to the lender.

      LanVision has carefully monitored operating expenses during the last three fiscal years, and believes it will continue to improve operating results in fiscal 2003. Notwithstanding the increases in fiscal year 2001 and 2002 revenues and operating profit, for the foreseeable future, LanVision will need to continually assess its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require lender approval. However, there can be no assurance LanVision will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse effect on future operating performance.

      LanVision believes that its present cash position, combined with cash generation anticipated from operations, will be sufficient to meet anticipated cash requirements during fiscal year 2003.

      To date, inflation has not had a material impact on LanVision’s revenues or expenses.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      LanVision currently invests its cash balances, in excess of its current needs, in approximately 30-day commercial paper. LanVision does not invest for the purposes of trading in securities; however, the portfolio is managed and invested for maximum return on the investments. Additionally, LanVision does not have any significant market risk exposure at January 31, 2003.

Item 8.     Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE COVERED BY REPORT OF INDEPENDENT AUDITORS

      All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

LanVision Systems, Inc.

      We have audited the consolidated balance sheets of LanVision Systems, Inc. as of January 31, 2003 and 2002, and the related consolidated statements of operations, changes in convertible redeemable preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule of LanVision Systems, Inc. listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LanVision Systems, Inc. at January 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ Ernst & Young LLP

Cincinnati, Ohio

March 7, 2003

CONSOLIDATED BALANCE SHEETS

	Fiscal Year

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents (restricted by the long-term debt agreement)	$7,242,230	$7,865,053
Accounts receivable, net of allowance for doubtful accounts of $400,000, respectively	1,499,767	1,451,027
Contract receivables	3,074,596	1,742,785
Other	326,180	315,043

Total current assets	12,142,773	11,373,908
Property and equipment:
Computer equipment	2,351,203	1,875,590
Computer software	743,204	421,962
Office furniture, fixtures and equipment	1,153,934	1,139,457
Leasehold improvements	153,549	117,795

	4,401,890	3,554,804
Accumulated depreciation and amortization	(3,137,943)	(3,048,793)

	1,263,947	506,011
Capitalized software development costs, net of accumulated amortization of $2,100,228 and $1,700,228, respectively	1,389,701	1,189,701
Installment receivables	433,339	267,969
Other	107,316	171,516

	$15,337,076	$13,509,105

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$721,402	$230,571
Accrued compensation	308,658	235,958
Accrued other expenses	1,392,157	1,525,096
Deferred revenues	2,220,383	1,371,200
Current portion of capitalized leases	206,051	—
Current portion of long-term debt	2,000,000	2,000,000

Total current liabilities	6,848,651	5,362,825
Capitalized leases	388,320	—
Long-term debt	1,000,000	3,000,000
Long-term accrued interest	3,133,369	2,239,798
Convertible redeemable preferred stock, $.01 par value per share, 5,000,000 shares authorized	—	—
Stockholders’ equity:
Common stock, $.01 par value per share, 25,000,000 shares authorized, 8,959,004 and 8,913,947 shares issued, respectively	89,590	89,139
Capital in excess of par value	34,835,639	34,787,849
Accumulated (deficit)	(30,958,493)	(31,970,506)

Total stockholders’ equity	3,966,736	2,906,482

	$15,337,076	$13,509,105

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year

	2002	2001	2000

Revenues:
Systems sales	$5,479,143	$4,291,921	$3,158,883
Services, maintenance and support	6,837,617	5,874,483	5,626,716
Application-hosting services	1,145,356	772,442	790,038

Total revenues	13,462,116	10,938,846	9,575,637
Operating expenses:
Cost of systems sales	1,329,795	663,977	966,819
Cost of services, maintenance and support	2,942,139	3,050,421	2,947,310
Cost of application-hosting services	607,244	341,616	359,152
Selling, general and administrative	3,499,915	2,708,849	2,533,190
Product research and development	2,195,315	2,154,949	2,702,576

Total operating expenses	10,574,408	8,919,812	9,509,047

Operating profit	2,887,708	2,019,034	66,590
Other income (expense):
Interest income	109,397	270,955	480,496
Other, net	—	—	1,381,419
Interest expense	(1,961,092)	(2,066,629)	(1,907,612)

Earnings before income taxes	1,036,013	223,360	20,893
Income tax provision	(24,000)	(13,000)	—

Net earnings	$1,012,013	$210,360	$20,893

Basic net earnings per common share	$.11	$.02	$.00

Number of shares used in basic per common share computation	8,933,931	8,889,586	8,862,974

Diluted net earnings per common share	$.11	$.02	$.00

Number of shares used in diluted per common share computation	9,197,519	9,073,720	8,905,074

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	Convertible		Capital in			Total
	Redeemable	Common	Excess of	Treasury	Accumulated	Stockholders’
	Preferred Stock	Stock	Par Value	Stock	(Deficit)	Equity

Balances at January 31, 2000	$—	$88,965	$35,003,931	$(277,921)	$(32,201,759)	$2,613,216
Sale of treasury stock to Employee Stock Purchase Plan and exercise of stock options	—	—	(174,525)	195,883	—	21,358
Net earnings	—	—	—	—	20,893	20,893

Balances at January 31, 2001	—	88,965	34,829,406	(82,038)	(32,180,866)	2,655,467
Sale of treasury stock to Employee Stock Purchase Plan and exercise of stock options	—	174	(41,557)	82,038	—	40,655
Net earnings	—	—	—	—	210,360	210,360

Balances at January 31, 2002	—	89,139	34,787,849	—	(31,970,506)	2,906,482
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	451	47,790	—	—	48,241
Net earnings	—	—	—	—	1,012,013	1,012,013

Balances at January 31, 2003	$—	$89,590	$34,835,639	$—	$(30,958,493)	$3,966,736

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year

	2002	2001	2000

Operating activities:
Net earnings	$1,012,013	$210,360	$20,893
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on the sale of property and equipment	—	—	(1,381,419)
Depreciation and amortization	783,806	685,634	842,530
Increase in long-term accrued interest	893,571	797,513	110,996
Cash provided by (used for) assets and liabilities:
Accounts, contract and installment receivables	(1,545,921)	(25,214)	1,638,700
Other assets	74,595	52,246	68,846
Accounts payable	490,831	(234,044)	(202,032)
Accrued expenses	(60,239)	(278,757)	(576,315)
Deferred revenues	849,183	(384,738)	264,534

Net cash provided by operating activities	2,497,839	823,000	786,733

Investing activities:
Proceeds from sale of property and equipment	—	52,710	2,000,000
Payment on $900,000 note receivable from sale of property and equipment	—	75,000	825,000
Purchases of property and equipment	(573,344)	(237,763)	(135,128)
Capitalization of software development costs	(600,000)	(500,000)	(420,000)
Other	64,200	61,719	59,849

Net cash (used for) provided by investing activities	(1,109,144)	(548,334)	2,329,721

Financing activities:
Repayment of long-term debt	(2,000,000)	(1,000,000)	—
Payment of capitalized leases	(59,759)	—	—
Sale of treasury stock and exercise of stock options	48,241	40,655	21,358

Net cash (used for) provided by financing activities	(2,011,518)	(959,345)	21,358

Increase (decrease) in cash and cash equivalents	(622,823)	(684,679)	3,137,812
Cash and cash equivalents at beginning of year	7,865,053	8,549,732	5,411,920

Cash and cash equivalents at end of year	$7,242,230	$7,865,053	$8,549,732

Supplemental cash flow disclosures:
Interest paid	$1,023,572	$1,152,667	$1,732,000

Income taxes paid	$15,000	$5,000	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies

      LanVision Systems, Inc. (the Company) operates in one segment as a provider of Healthcare Information Access Systems through the licensing of its Electronic Medical Record Workflow software applications and the use of such applications through its application-hosting services as an Application Service Provider. LanVision’s products enable hospitals and integrated healthcare delivery systems in the United States to capture, store, manage, route, retrieve, and process vast amounts of patient clinical and financial information.

Fiscal Year

      All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following year. Beginning in fiscal year 2002, certain expenses that were previously classified as cost of services, maintenance and support and selling, general and administrative expenses have been reclassified to product research and development because the work performed by the individuals involved have, over time, evolved into more product development related activities. Prior year amounts have been reclassified to conform to the 2002 financial statement presentation. Approximately $197,000 and $374,000, of fiscal year 2001 and 2000, respectively, of the cost of services maintenance and support and approximately, $576,000 and $654,000, of fiscal year 2001 and 2000, respectively, of selling, general and administrative expenses have been reclassified to research and development expense in fiscal years 2001 and 2000.

Consolidation

      The consolidated financial statements include the accounts of LanVision Systems, Inc. and its subsidiary, LanVision, Inc. All significant intercompany transactions are eliminated.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

      Revenue is derived from: the licensing and sale of systems, either directly to end-users or through third-party resellers, comprising internally developed software, third-party software and hardware components; product support, maintenance and professional services; and application-hosting services that provide high quality, transaction or subscription based document imaging/management services from a central data center. LanVision’s revenue recognition policies conform to Statement of Position 97-2, Software Revenue Recognition. Generally, revenue from software license fees and hardware sales to end-users is recognized when a master agreement is signed and products are made available to end-users. Revenues from agreements that contain multiple-element arrangements are allocated to the various elements based on the fair value of the elements. Revenues related to routine installation and integration and project management are deferred until the work is performed. If a contract requires LanVision to perform services and modifications that are deemed significant to system acceptance, revenues are recorded either on the percentage-of-completion method or revenues related to the delivered hardware and software components are deferred until such obligations are deemed insignificant, depending on the contractual terms. LanVision follows this method since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged or credited to income in the period in which the facts that give rise to the revision become known. Revenues from consulting, education, and application-hosting services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ratably over the term of the agreements. Billings to customers recorded prior to the recognition of revenues are classified as deferred revenues. Revenues recognized prior to progress billings to customers are recorded as contract receivables.

      Under the terms of a Remarketing Agreement with Siemens Medical Solutions Health Services Corporation, Siemens remits royalties to LanVision based upon Siemens sublicensing LanVision’s software to Siemens’s customers. Twenty-five percent of the royalty is due 30 days following the end of the quarter in which Siemens executes the end-user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty report. The remaining seventy-five percent of the royalty is due from Siemens when software implementation activities commence. LanVision records this revenue when the seventy-five percent payment due from Siemens is fixed and determinable, which is generally when software implementation activities commence.

      Under the terms of a Remarketing Agreement with IDX Information Systems Corporation royalties are remitted by IDX to LanVision based upon IDX sublicensing LanVision’s software to IDX’s customers. Thirty percent of the royalty is due 45 days following the end of the month in which IDX executes an end-user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty report. The remaining seventy percent of the royalty is due from IDX, in varying amounts based on implementation milestones, 45 days following the end of the month in which a milestone occurs. LanVision records this revenue when the seventy percent payment due from IDX is fixed and determinable, which is generally when the software implementation activities commence.

Cash and Cash Equivalents

      Cash and cash equivalents include demand deposits, overnight deposits, and short-term commercial paper. The long-term debt agreement (See Note 3.) requires LanVision to maintain a minimum cash balance of $4,800,000 through April 29, 2003, at which time the amount is reduced to $4,300,000 through July 29, 2003, at which time the amount is reduced to $3,800,000, which will be maintained through the maturity of the loan in July 2004.

Receivables

      Accounts and contract receivables are comprised of amounts owed LanVision for licensed software, professional services, including maintenance services and application-hosting activities and are net of an allowance for doubtful accounts of $400,000 at January 31, 2003 and 2002. Contracts with individual customers and resellers determine when receivables are due. In determining the allowance for doubtful accounts, each unpaid receivable is reviewed quarterly with the appropriate LanVision Client Manager to determine the payment status based upon the most currently available information as to the status of the receivables, the customer comments, if any, and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by LanVision to resolve open issues related to unpaid receivables. During these quarterly reviews, LanVision determines the required allowances for doubtful accounts for estimated losses resulting from the inability of its customers or resellers to make required payments.

Concentrations

      Financial instruments, which potentially expose LanVision to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of accounts receivable. LanVision’s accounts receivable are concentrated in the healthcare industry. However, LanVision’s customers typically have been well-established hospitals, medical facilities, or major Health Information Systems companies that resell LanVision’s products that have good credit histories and payments have been received within normal time frames for the industry. However, some hospitals and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

medical facilities have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities and extended payment of receivables from these entities is not uncommon.

      To date, LanVision has relied on a limited number of customers and remarketing partners for a substantial portion of its total revenues. LanVision expects that a significant portion of its future revenues will continue to be generated by a limited number of customers and its remarketing partners. The failure to obtain new customers or expand sales through remarketing partners, the loss of existing customers or reduction in revenues from existing customers could materially and adversely affect LanVision’s operating results (See Note 6.).

      LanVision currently buys all of its hardware and some major software components of its Healthcare Information Access Systems from third-party vendors. Although there are a limited number of vendors capable of supplying these components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in system implementations and a possible loss of revenues, which could adversely affect operating results.

Other Current Assets

      Other current assets are primarily: prepaid insurance, commissions, maintenance, deposits, and prepaid expenses related to future revenues.

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line depreciation, over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Computer equipment and software	3-4 years
Office equipment	5 years
Office furniture and fixtures	7 years
Leasehold improvements	Life of lease

      Depreciation expense for 2002, 2001 and 2000 was $383,806, $385,634 and $542,530, respectively.

      Leased computer equipment and software meeting certain criteria are capitalized and the present value of the related lease payments is recorded as a liability. Depreciation of the capitalized lease assets is computed on the straight-line method over the term of the lease.

      Normal repair and maintenance is expensed as incurred. Replacements are capitalized and the property and equipment accounts are relieved of the items being replaced or disposed of, or if no longer of value. The related cost and accumulated deprecation of the disposed assets are eliminated and any gain or loss on disposition is included in the results of operations in the year of disposal.

Capitalized Software Development Costs

      Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. LanVision capitalized $600,000, $500,000 and $420,000 in 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Research and development expense, net of capitalized amounts, was $2,195,315, $2,154,949 and $2,702,576 in 2002, 2001 and 2000, respectively.

      Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense was $400,000, $300,000 and $300,000 in 2002, 2001 and 2000, respectively.

Accrued Other Expenses

      Accrued other expenses at January 31, 2002 and 2001 include warranty reserves, accrued franchise and property taxes, professional fees and other liabilities.

Income Taxes

      The provisions for income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Stock Options

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of financial accounting and reporting for stock-based compensation plans. LanVision elected to continue to account for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, has adopted the disclosure only provisions of Statement 123. At January 31, 2003 LanVision had three stock-based compensation plans, which are more fully disclosed in Note 7 of the Notes to Consolidated Financial Statements. No stock-based compensation cost is reflected in the net income, as all options granted under the plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if LanVision had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, to stock-based employee compensation.

	Fiscal Year

	2002	2001	2000

Net earnings, as reported	$1,012,013	$210,360	$20,893
Deduct: Total stock based compensation expense determined under the fair value based method for all awards, net of related tax effects	(24,408)	(135,457)	(54,262)

Pro forma net earnings (loss)	$987,605	$74,903	$(33,369)

Earnings per share:
Basic — as reported	$.11	$.02	$.00

Basic — pro forma	$.11	$.01	$.00

Diluted — as reported	$.11	$.02	$.00

Diluted — pro forma	$.11	$.01	$.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Income

      Other income, net, in the first quarter of fiscal 2000, results primarily from the gain on the sale of the data center in February 2000 for $2,900,000. LanVision entered into a Service Provider Agreement with the purchaser to continue to use the data center through February 2003.

Net Earnings Per Common Share

      The net earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. The basic net earnings per common share are computed based on the weighted average number of common shares outstanding during each period. The diluted net earnings per common share reflects the potential dilution that could occur if Stock Options, Stock Purchase Plan commitments and Warrants were exercised into Common Stock, under certain circumstances, that then would share in the earnings of LanVision.

      The following is the calculation of the basic and diluted net earnings per share of common stock.

	Fiscal Year

	2002	2001	2000

Net earnings	$1,012,013	$210,360	$20,893

Average shares outstanding	8,933,931	8,889,586	8,862,974
Stock options:
Total options	456,826	294,874	123,619
Assumed treasury stock buyback	(193,238)	(110,740)	(81,519)
Warrants assumed converted	—	—	—
Convertible redeemable preferred stock assumed converted	—	—	—

Number of shares used in per common share computation	9,197,519	9,073,720	8,905,074

Basic net earnings per share of common stock	$.11	$.02	$.00

Diluted net earnings per share of common stock	$.11	$.02	$.00

      The diluted earnings per share for the fiscal year ended January 31, 2003, excludes the effect of 98,452 outstanding Stock Options and the 750,000 Warrants because the inclusion would be antidilutive.

2.     Operating Leases

      LanVision rents office and data center space and equipment under noncancelable operating leases that expire at various times through fiscal 2006. Future minimum lease payments under noncancelable operating leases for the next four fiscal years are as follows: 2003, $434,270; 2004, $32,821; 2005, $9,007; 2006, $5,690 each year. Rent expense was $178,189, $139,047 and $217,000 for fiscal years 2002, 2001 and 2000, respectively.

3.     Long-term Debt and Capitalized Leases

      In 1998, LanVision issued a $6,000,000 note to The HillStreet Fund, L.P., which bears interest at 12%, payable monthly. The note is repayable in quarterly installments of $500,000 through July 2004. LanVision has the option to prepay at any time, in full, the outstanding balance of the note upon the payment of a Special Prepayment Fee. The Special Prepayment Fee shall be equal to the amount of the Yield Guarantee to Maturity of 25%, discounted to the present value to the date of payment in full of the Loan, using an assumed discount rate of 6%, minus the amount of the interest prepaid on: September 5, 2000, in the amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1,000,000, April 2, 2001, in the amount of $500,000, and March 13, 2002, in the amount of $500,000, all of which will be compounded at an assumed interest rate of 6% through the date of the payment in full of the Loan. The note is secured by all of the assets of LanVision and the loan agreement, as amended, restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, limits certain investments, restricts substantial asset sales, capital expenditures, cash dividends, stock repurchases, and mergers and consolidations with unaffiliated entities without lender consent. In addition, LanVision is required to meet certain financial covenants, including minimum levels of revenues, earnings, and net worth. Also, the loan agreement requires LanVision to maintain a minimum cash balance of $4,800,000 through April 29, 2003, at which time the amount is reduced to $4,300,000 through July 29, 2003, at which time the amount is reduced to $3,800,000, which will be maintained through the maturity of the loan in July 2004.

      In connection with the issuance of the note, LanVision issued Warrants to purchase 750,000 shares of Common Stock of LanVision at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.

      Under the terms of the loan agreement, LanVision has guaranteed the lender that the increase in the market value of the stock underlying the Warrants, at the time of loan maturity, over the exercise price plus the 12% interest paid on the loan will yield the lender a 25% compound annual return. If the yield from the Warrants plus interest paid does not provide the lender with the 25% guaranteed compound annual return, LanVision is required to pay the additional amount in cash at the time of maturity. Accordingly, LanVision is accruing interest on the loan at a 25% compound interest rate, regardless of the market value of the stock and the inherent value of the Warrants. Assuming that the Warrants have no value, the maximum amount of the accrued and unpaid interest at maturity in July 2004 will be $5,238,618. Should the Warrant, which has a purchase price of $3.87 per share, have any value, then the value of the Warrant would reduce the amount of the accrued and unpaid interest required to be paid at maturity by such value.

      In addition, the founders of LanVision have consented to certain restrictions on the sale or transfer of their shares.

      Maturities of long-term debt are as follows: fiscal year 2003, $2,000,000 and 2004, $1,000,000.

      LanVision believes the fair market value of the long-term debt and its accompanying Warrants approximates the carrying value based on the term, interest rate and maturity that LanVision believes is currently available to it.

      LanVision was in compliance with all of the amended terms and conditions of the loan agreement as of January 31, 2003.

      During fiscal year 2002 LanVision acquired computer equipment and related software for a new application-hosting services data center, which are accounted for as capitalized leases. The amount of the leased assets by category are: computer equipment $372,705; computer software $196,799; and prepaid maintenance and expenses $84,626, for a total of $654,130 in new assets. The leases are payable monthly in installments of $19,991, through August 2005 and an additional amount of $8,323, through December 2005. The present value of the future lease payments upon lease inception was $654,130 using the interest rates implicit in the lease agreements at the inception of the leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is an analysis of the assets under capital lease:

2002

Computer equipment	$372,705
Software	196,799
Other	84,626

Total	654,130
Accumulated depreciation	(67,284)

$586,846

      Total depreciation and amortization expense on assets under capital leases was $67,284 in 2002.

      Total obligations under capital leases are as follows: $239,895 in both 2003 and 2004, and $173,234 in 2005. The total obligations of the minimum lease payments, less the amount representing interest of $58,653 is reflected in the balance sheet as a current obligation of $206,051 and a non-current obligation of $388,320.

4.     Income Taxes

      LanVision had no income tax expense or (benefit) for 2000. In 2001 and 2002, LanVision was subject to Alternative Minimum Taxes.

      The expense for income taxes differs from the Federal statutory rate as follows:

	Fiscal Year

	2002	2001	2000

Federal tax expense at
Statutory rate	$360,360	$78,176	$7,104
Change in valuation allowance	(697,153)	(229,623)	134,246
Non-deductible interest	312,750	279,130	38,849
Other	48,043	(114,683)	(180,199)

	$24,000	$13,000	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      LanVision provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences are as follows:

	Fiscal Year

	2002	2001	2000

Temporary items:
Net operating loss carry forwards	$9,819,757	$10,608,654	$10,940,932
Accounts payable and accrued liabilities	677,401	479,870	489,204
Property and equipment	2,356	49,227	49,227
Other	89,084	148,000	148,000

	10,588,598	11,285,751	11,627,363
Less valuation allowance	(10,588,598)	(11,285,751)	(11,515,374)

Net deferred tax assets	—	—	111,989
Deferred tax liabilities:
Prepaid assets	—	—	(111,989)

	—	—	(111,989)

Net deferred tax asset (liability)	$—	$—	$—

      At the end of fiscal 2002, LanVision had a net operating loss carry forward of approximately $28,000,000, which begins to expire in 2009. LanVision also has an Alternative Minimum Tax credit carry forward of approximately $35,000, which has an unlimited carry forward period. LanVision is in a tax loss carry forward position, and is unable to recognize a tax benefit for losses because utilization of a tax benefit for such losses is not assured.

5.     Retirement Plan

      LanVision has established a 401(k) retirement plan that covers substantially all employees. Company contributions to the plan may be made at the discretion of the Board of Directors. To date, no Company contributions have been made to the plan.

6.     Major Customers

      During fiscal 2002, three customers, exclusive of our remarketing partner, accounted for 12%, 8%, and 8% of total revenues. During fiscal 2001, three customers, exclusive of our remarketing partner, accounted for 11%, 6%, and 7% of total revenues. During fiscal 2000, three customers accounted for 11%, 10%, and 8% of total revenues. At January 31, 2003 and 2002, 47% and 38%, respectively, of LanVision’s accounts receivable were due from three customers excluding remarketing partners. At January 31, 2003 and 2002 approximately, 37% and 38%, respectively, of LanVision’s accounts receivables were due from remarketing partners.

7.     Stock Option Plans

      LanVision has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for its stock options because, as discussed below, the alternative fair value method of accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing stock options. Accordingly, LanVision adopted the disclosure only provisions of Statement 123. All of LanVision’s stock options have been issued with an exercise price equal to the estimated fair market value of the underlying stock at the date of grant. Accordingly, under Opinion 25, no compensation expense is recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      LanVision’s Employee Stock Option Plan authorizes the grant of options to employees for up to 825,000 shares of LanVision’s Common Stock. The options granted have terms of ten years or less and generally vest and become fully exercisable ratably over three years of continuous employment from the date of grant, except with respect to 22,275 options which were granted in fiscal 1995, and became fully vested and exercisable on December 1, 1996. At January 31, 2003, options to purchase 500,278 shares of LanVision’s Common Stock have been granted and are outstanding under the Plan.

      LanVision’s Non-Employee Directors Stock Option Plan authorizes the grant of options for up to 100,000 shares of LanVision’s Common Stock. All options granted have terms of ten years or less, and vest and become fully exercisable ratably over three years of continuous service as a Director from the date of grant. Options for 50,000 shares have been granted under this plan, of which 35,000 options are exercisable and vested. In addition, non-qualified stock options to purchase 5,000 shares were granted to a Director in April 1996, and are exercisable and vested.

      LanVision also issued non-qualified stock options to purchase 99,841 shares of LanVision’s Common Stock to two employees prior to the initial public offering of LanVision’s Common Stock. Of the total, 69,778 were granted in fiscal 1995, with an exercise price of $1.00 per share, and expired in fiscal 2000. The remaining 30,063 options were granted in 1990, with a term of approximately eleven years and became exercisable in 1991 at an aggregate price of $1.00. Stock options for 10,000 shares were exercised in fiscal 1999 and 20,063 shares were exercised in fiscal 2000.

      Pro forma information regarding the net earnings and net earnings per common share is required by Statement 123, and has been determined as if LanVision had accounted for its stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2001 and 2000: risk-free interest rates of 4.50% in 2001 and 5.15% in 2000; a dividend yield of zero percent; a volatility factor of the expected market price of LanVision’s Common Stock of 1.011 in 2001 and .935 in 2000, and a weighted average expected life of the options of five years. No options were granted in 2002.

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because LanVision’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in LanVision’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the average vesting period of the options. LanVision’s pro forma information is as follows:

	Fiscal Year

Pro forma	2002	2001	2000

Net earnings (loss)	$987,605	$74,903	$(33,369)

Basic net earnings per common share	$.11	$.01	$.00

      The pro forma disclosures are not likely to be representative of the effects on earnings reported for future years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of LanVision’s stock option activity and related information is as follows:

	Fiscal Year

	2002		2001		2000

		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Options	price	Options	price	Options	price

Outstanding — beginning of year	577,276	$2.73	604,275	$2.69	576,956	$4.51
Granted	—	—	10,000	.88	394,000	1.02
Exercised	(21,998)	.90	(18,999)	1.12	(20,063)	—(1)
Forfeited	—	—	(18,000)	1.92	(346,618)	3.98

Outstanding — end of year	555,278	2.80	577,276	2.73	604,275	2.69

Exercisable at end of year	426,429	$3.36	309,589	$4.23	170,457	$6.63

(1)	$.67 in the aggregate for all 20,063 shares

Weighted average fair value of options granted during year	$.00	$.67	$.75

      The following table summarizes, by range of exercise price, the options as of January 31, 2003:

Options
		Weighted average	Approximate
Outstanding	Exercisable	exercise price	remaining life in years

555,278	426,429	$3.36 (1)	6

(1)	The exercise prices range from $0.53 to $14.50, of which 62,275 shares are between $10.40 and $14.50 per share and 38,500 shares are between $4.75 and $7.38 per share and 267,834 shares are between $1.37 and $2.87 per share and 186,669 shares are between $0.53 and $0.88 per share.

      The Employee Stock Option Plan contains change of control provisions whereby any outstanding options subject to vesting, which have not fully vested as of the date of the change in control, shall automatically vest and become immediately exercisable. One of the change in control provisions is deemed to occur if there is a change in beneficial ownership, or authority to vote, directly or indirectly, securities representing 20% or more of the total of all of LanVision’s then outstanding voting securities, unless through a transaction arranged by, or consummated with the prior approval of the Board of Directors. Other change in control provisions relate to mergers and acquisitions or a determination of change in control by LanVision’s Board of Directors.

8.     Stock Purchase Plan

      LanVision has an Employee Stock Purchase Plan under which employees may purchase up to 500,000 shares of Common Stock. Under the plan, eligible employees may elect to contribute, through payroll deductions, up to 10% of their base pay to a trust during any plan year, July 1 through June 30, of the following year. At June 30 of each year, the plan acquires for the benefit of the employees shares of Common Stock at the lesser of (a) 85% of the Fair Market Value of the Common Stock on July 1, of the prior year, or (b) 85% of the Fair Market Value of the Common Stock on June 30, of the current year.

      During fiscal year 2002, 23,059 shares were purchased at the price of $1.23 per share; in 2001, 15,707 shares were purchased at the price of $1.23 per share; and in 2000, 21,145 shares were purchased at the price of $1.01 per share.

      The purchase price at June 30, 2003, will be 85% of the lower of (a) the closing price on July 1, 2002 ($2.99) or (b) 85% of the closing price on June 30, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Commitments and Contingencies

Maintenance Agreements, Warranties, and Indemnities

      LanVision warrants to customers that its software will meet certain performance requirements for an initial limited warranty period. LanVision has maintenance agreements to provide services in future periods after the expiration of the initial limited warranty period. LanVision invoices customers in accordance with the agreements and records the invoicing as deferred revenues and recognizes the revenues ratably over the term of the maintenance agreements. LanVision’s standard agreements with its customers usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of LanVision’s operation of its business or any negligent act or omission of LanVision.

Application-hosting Services

      LanVision enters into long-term agreements to provide document imaging/management and workflow services to its healthcare customers on an outsourced basis from a central data center. LanVision guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met.

Employment Agreements

      LanVision has entered into employment agreements with its officers and employees that generally provide annual salary, a minimum bonus, discretionary bonus, stock incentive provisions, and severance arrangements.

Reserved Common Stock

      LanVision has reserved 1,307,059 shares of the Common Stock authorized for issuance in connection with various Stock Option and Employee Stock Purchase Plans, and 750,000 shares for the Warrants issued in connection with the long-term debt.

Litigation

      There are claims pending against LanVision and its subsidiary. Based on a review of such litigation with legal counsel, LanVision believes any resulting liability would not have a material affect on LanVision’s consolidated financial position or results of operations.

10.     Quarterly Results of Operations (Unaudited)

      The following sets forth selected quarterly financial information for fiscal years 2002, 2001, and 2000.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2002

	(In thousands, except per share data)
Revenues	$3,033	$3,272	$3,209	$3,948	$13,462
Operating profit	531	650	752	955	2,888
Net earnings	98	202	252	460	1,012
Basic & diluted net earnings per share(a)	.01	.02	.03	.05	.11
Weighted average shares outstanding	8,914	8,928	8,945	8,948	8,934

Stock Price(b)
High	$4.65	$4.05	$3.21	$3.74	$4.65
Low	$2.50	$1.51	$1.70	$2.20	$1.51
Quarter and year-end close	$2.88	$2.15	$2.61	$2.92	$2.92
Cash dividends declared(c)	$—	$—	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2001

Revenues	$2,712	$2,099	$3,385	$2,743	$10,939
Operating profit (loss)	473	(139)	1,001	684	2,019
Net earnings (loss)	102	(570)	498	180	210
Basic & diluted net earnings (loss) per share(a)	.01	(.06)	.06	.02	.02
Weighted average shares outstanding	8,879	8,884	8,894	8,899	8,889

Stock Price(b)
High	$1.31	$1.75	$1.70	$4.98	$4.98
Low	$.56	$.95	$.85	$1.07	$.56
Quarter and year-end close	$1.00	$1.25	$1.23	$3.50	$3.50
Cash dividends declared(c)	$—	$—	$—	$—	$—

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2000

Revenues	$1,813	$2,298	$2,647	$2,818	$9,576
Operating profit (loss)	(702)	(334)	421	682	67
Net earnings (loss)(d)	315	(639)	39	305	21
Basic & diluted net earnings (loss) per share(a)	.04	(.07)	.00	.03	.00
Weighted average shares outstanding	8,848	8,855	8,869	8,879	8,863

Stock Price(b)
High	$3.47	$2.00	$1.63	$1.34	$3.47
Low	$1.19	$.88	$.81	$.44	$.44
Quarter and year-end close	$1.63	$1.31	$1.00	$.91	$.91
Cash dividends declared(c)	$—	$—	$—	$—	$—

(a)	Quarterly amounts may not be additive.

(b)	Obtained from The Nasdaq Stock Market, Inc.

(c)	LanVision has not paid a dividend on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

(d)	Includes other income, net in the first quarter related to the gain on the sale of the data center.

Schedule II

Valuation and Qualifying Accounts and Reserves

LanVision Systems, Inc.

For the three years ended January 31, 2003

		Additions

	Balance at	Charged to	Charged to
	Beginning	costs and	Other		Balance at
Description	of Period	Expenses	Accounts	Deductions	End of Period

	(in thousands)
Year ended January 31, 2003:
Allowance for doubtful accounts	$400	$—	$—	$—	$400
Warranty reserve	250	—	—	—	250
Year ended January 31, 2002:
Allowance for doubtful accounts	400	—	—	—	400
Warranty reserve	250	—	—	—	250
Year ended January 31, 2001:
Allowance for doubtful accounts	385	15	—	—	400
Warranty reserve	250	—	—	—	250

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

      No change in LanVision’s auditors has taken place within the twenty-four months prior to, or in any period subsequent to, LanVision’s January 31, 2003 Financial Statements.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information regarding Directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference from LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 28, 2003 from the information appearing under the captions “Election of Directors”, “Stock Ownership by Certain Beneficial Owners and Management”, and “Compliance with Section 16(a) of the Exchange Act”. Certain information regarding LanVision’s Executive Officers is set forth in Part I, Item 4 of this Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

      The information regarding Executive Compensation and Director Compensation required by Item 402 of Regulation S-K is incorporated herein by reference from LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 28, 2003 from the information appearing under the captions “Executive Compensation”, “Proposal 1 — Election of Directors — Director Compensation” except that the information required by Item 306, Item 402(k) and (l) of Regulation S-K which appears within such caption under the subheading “Compensation Committee Report”, “Audit Committee Report” and the caption “Stock Performance Graph” and set forth in LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 28, 2003 is specifically not incorporated herein by reference into this Form 10-K or into any other filing by LanVision under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12.     Securities Ownership of Certain Beneficial Owners and Management

      The information regarding Security Ownership of LanVision’s Common Stock by certain beneficial owners and management required by Item 403 of Regulation S-K is incorporated herein by reference from

LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 28, 2003 from the information appearing under the caption “Stock Ownership by Certain Beneficial Owners and Management”.

      Securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K are as follows:

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	550,278	$2.80	751,781 (2)
Equity compensation plans not approved by security holders	5,000 (1)	$14.50	—

Total(3)	555,278	$2.80	751,781

(1)	The Company granted a director 5,000 options outside of the 1996 Non-employee Directors Stock Option Plan at the time he first agreed to serve as a director for the Company as further inducement for him to serve as a director.

(2)	Includes 418,056 shares that can be issued under the 1996 Employee Stock Purchase Plan, which is more fully described in footnote 8 of the enclosed Notes to Consolidated Financial Statements.

(3)	Excludes Warrants issued in connection with the Long-term debt. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Long-term Debt for additional information.

Item 13.     Certain Relationships and Related Transactions

      The information regarding certain relationships and related transactions required by Item 404 of Regulation S-K is incorporated herein by reference from LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 28, 2003 from the information appearing under the caption “Certain Relationships and Related Transactions”.

PART IV

Item 14.     Controls and Procedures

      As of January 28, 2003, an evaluation was performed under the supervision and with the participation of LanVision’s senior management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of LanVision’s disclosure controls and procedures. Based on that evaluation, LanVision’s management, including the Chief Executive and Chief Financial Officer, concluded that LanVision’s disclosure controls and procedures were effective as of January 28, 2003. There have been no significant changes in LanVision’s internal control or in the other controls that could significantly affect internal controls subsequent to January 28, 2003.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements

      1.     The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

      2.     The Schedule on page 46 is filed as part of this report.

      3.     Exhibits

      See Index to Exhibits on page 52 of this report.

      The exhibits are filed with or incorporated by reference in this report.

Reports on Form 8-K

      None.

Copies of documents filed by LanVision Systems, Inc. with the Securities and Exchange Commission can be found at the website www.lanvision.com. Copies can be downloaded free of charge.

SIGNATURES

      Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANVISION SYSTEMS, INC.

By:	/s/ J. BRIAN PATSY

J. Brian Patsy
Chief Executive Officer

Date: April 11, 2003

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ J. BRIAN PATSY J. Brian Patsy	Chief Executive Officer And Director	April 11, 2003

/s/ ERIC S. LOMBARDO Eric S. Lombardo	Director	April 11, 2003

/s/ GEORGE E. CASTRUCCI George E. Castrucci	Director	April 11, 2003

/s/ Z. DAVID PATTERSON Z. David Patterson	Director	April 11, 2003

/s/ RICHARD C. LEVY Richard C. Levy, M.D.	Director	April 11, 2003

/s/ PAUL W. BRIDGE, JR. Paul W. Bridge, Jr.	Chief Financial Officer and Chief Accounting Officer	April 11, 2003

CERTIFICATIONS

I, J. Brian Patsy, certify that:

1.	I have reviewed this annual report on Form 10-K of LanVision Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ J. BRIAN PATSY

Chief Executive Officer and President

April 11, 2003

I, Paul W. Bridge, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of LanVision Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PAUL W. BRIDGE, JR.

Chief Financial Officer and Treasurer

April 11, 2003

INDEX TO EXHIBITS

Exhibits

Exhibit
Number		Description of Exhibit

3.1		Certificate of Incorporation of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
3.2		Bylaws of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
3.3		Certificate of the Designations, Powers, Preferences and Rights of the Convertible Preferred Stock (Par Value $.01 Per Share) of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
4.1		Specimen Common Stock Certificate of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
4.2		Specimen Preferred Stock Certificate of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
4	.3(a)	Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 8-K, dated July 17,1998, as filed with the Commission on July 24, 1998.)
4	.3(b)	First Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10(c) of the Registrant’s Form 10-Q for the quarter ended October 31, 1998, as filed with the Commission on December 11, 1998.)
4	.3(c)	Second Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 4.3(c) of the Registrant’s Form 10-K for the fiscal year ending January 31, 2000 as filed with the Commission on April 20, 2000.)
4	.3(d)	Third Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10(b) of the Registrant’s Form 10-Q for the quarter ended July 31, 2000, as filed with the Commission on September 12, 2000.)
4	.3(e)	Fourth Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10(e) of the Registrant’s Form 10-K for the fiscal year ended January 31, 2001, as filed with the commission on April 26, 2001.)
4	.3(f)	Fifth Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 4.3(f) of the Registrant’s Form 10-K for the fiscal year ended January 31, 2002, as filed with the commission on April 29, 2002.)
4	.3(g)***	Sixth Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc.
10	.1#	LanVision Systems, Inc. 1996 Employee Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10	.2(a)#	LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

Exhibit
Number		Description of Exhibit

10	.2(b)#	First Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 4.1(b) of, the Registrant’s Registration Statement on Form S-8, file number 333-20765, as filed with the Commission on January 31, 1997.)
10	.2(c)#	Second Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, Amendment No. 1 to the Registrant’s Statement on Form S-8, file number 333-20765, as filed with the Commission on March 1, 2001.)
10	.3#	LanVision Systems, Inc. 1996 Employee Stock Purchase Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10	.4#	George E. Castrucci Option Agreement. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 4.1 of the Registrant’s Form S-8, file number 333-20763, as filed with the Commission on January 31, 1997.)
10	.5#	Employment Agreement between LanVision, Inc. and Donald E. Vick effective December 3, 1996. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.5 of the Registrant’s Form 10-K for the fiscal year ended January 31, 2002, as filed with the commission on April 29, 2002.)
10	.6#	Employment Offer of LanVision, Inc. to Paul W. Bridge, Jr. effective April 11, 1996. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.8 of the Registrant’s Form 10-K for the fiscal year ended January 31, 2001, as filed with the commission on April 26, 2001.)
10	.7(a)	Stock Purchase and Shareholder Agreement among LanVision, Inc., Blue Chip Capital Fund Limited Partnership, J. Brian Patsy and Eric S. Lombardo dated December 1, 1994. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10	.7(b)	Amendment No. 1 to Stock Purchase and Shareholder Agreement among Blue Chip Capital Fund Limited Partnership, LanVision, Inc., J. Brian Patsy, Eric S. Lombardo and LanVision Systems, Inc. dated February 8, 1996. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10.8		Consent by Blue Chip Capital Fund Limited Partnership dated February 8, 1996. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10	.9(a)	Lease for office space between Creek Road Warehouse Complex, LLC and LanVision, Inc., dated May 4, 2000. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2000, as filed with the Commission on May 31, 2000.)
10	.9(b)***	First amendment to the Lease for office space between Creek Road Warehouse Complex, LLC, and LanVision, Inc., dated November 20, 2002.
10	.10**	Reseller Agreement between Siemens Medical Solutions Health Services Corporation and LanVision Systems, Inc. and LanVision, Inc. entered into on September 12, 2002. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s Form 10-Q for the quarter ended October 31, 2002, as filed with the commission on December 12, 2002.)
10	.11(a)**	Reseller Agreement between IDX Information Systems Corporation and LanVision, Inc. entered into on January 30, 2002. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.11 of the Registrant’s Form 10-K for the fiscal year ended January 31, 2002, as filed with the commission on April 29, 2002.)

Exhibit
Number		Description of Exhibit

10	.11(b)	First amendment to the Reseller Agreement between IDX Information Systems Corporation and LanVision, Inc. entered into on January 30, 2002 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s Form 10-Q for the quarter ended April 30, 2002, as filed with the commission on June 4, 2002.).
10.12		Form of Indemnification Agreement for all directors and officers. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
11	.1***	Statement Regarding Computation of Per Share Earnings
21	.1***	Subsidiaries of the Registrant
23	.1***	Consent of Independent Auditors
99	.1***	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	.2***	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	The Company has applied for Confidential Treatment of portions of this agreement with the Securities and Exchange Commission

***	Included herein

#	Management Contracts and Compensatory Arrangements.