Form 10-Q
period 2003-04-30
LANVISION SYSTEMS INC
filed 2003-06-06
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).   Yes [ ] No [X]


         Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of April 30, 2003: 8,977,670.

                                TABLE OF CONTENTS

                                                                                                                    Page
Part I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements.......................................................        3

            Condensed Consolidated Balance Sheets at April 30, 2003 and January 31, 2003......................        3

            Condensed Consolidated Statements of Operations for the three months ended
            April 30, 2003 and 2002 ..........................................................................        5

            Condensed Consolidated Statements of Cash Flows for the three months ended
            April 30, 2003 and 2002 ..........................................................................        6

            Notes to Condensed Consolidated Financial Statements..............................................        7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............       11

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings.................................................................................       20

Item 3.     Defaults on Senior Securities.....................................................................       20

Item 4.     Submission of Matters to a Vote of Security Holders...............................................       20

Item 6.     Exhibits and Reports on Form 8-K..................................................................       20

            Signatures........................................................................................       21

            Certifications....................................................................................       21

PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                                   (Unaudited)         (Audited)
                                                                                    April 30,         January 31,
                                                                                      2003               2003
                                                                                  -------------      -------------
Current assets:
    Cash and cash equivalents (restricted by long-term debt agreement)            $  5,121,274       $  7,242,230
    Accounts receivable, net of allowance for doubtful
        accounts of $400,000, respectively                                           1,562,504          1,499,767
    Contract receivables                                                             3,408,451          3,074,596
    Prepaid expenses related to unrecognized revenue                                    25,899             79,214
    Other                                                                              304,790            246,966
                                                                                  ------------       ------------
          Total current assets                                                      10,422,918         12,142,773

Property and equipment:
    Computer equipment                                                               2,371,688          2,351,203
    Computer software                                                                  760,827            743,204
    Office furniture, fixtures and equipment                                         1,154,795          1,153,934
    Leasehold improvements                                                             157,227            153,549
                                                                                  ------------       ------------
                                                                                     4,444,537          4,401,890
    Accumulated depreciation and amortization                                       (3,280,316)        (3,137,943)
                                                                                  ------------       ------------
                                                                                     1,164,221          1,263,947
Capitalized software development costs, net of accumulated
  amortization of $2,225,228 and $2,100,228, respectively                            1,464,701          1,389,701
Installment receivables                                                                433,339            433,339
Other                                                                                   48,598            107,316
                                                                                  ------------       ------------
                                                                                  $ 13,533,777       $ 15,337,076
                                                                                  ============       ============

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

  Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity

                                                                              (Unaudited)          (Audited)
                                                                               April 30,          January 31,
                                                                                 2003                2003
                                                                             -------------       -------------
Current liabilities:
  Accounts payable                                                           $    550,475        $    721,402
  Accrued compensation                                                            239,936             308,658
  Accrued other expenses                                                        1,274,691           1,392,157
  Deferred revenues                                                             1,646,928           2,220,383
  Current portion of capitalized leases                                           209,498             206,051
  Current portion of long-term debt                                             2,000,000           2,000,000
                                                                             ------------        ------------
        Total current liabilities                                               5,921,528           6,848,651

Capitalized leases                                                                334,634             388,320
Long-term debt                                                                    500,000           1,000,000
Long-term accrued interest                                                      3,470,290           3,133,369

Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                                         -                   -

Stockholders' equity:
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 8,977,670  and 8,959,004 shares issued, respectively               89,777              89,590
  Capital in excess of par value                                               34,851,833          34,835,639
  Accumulated (deficit)                                                       (31,634,285)        (30,958,493)
                                                                             ------------        ------------
        Total stockholders' equity                                              3,307,325           3,966,736
                                                                             ------------        ------------
                                                                             $ 13,533,777        $ 15,337,076
                                                                             ============        ============

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three Months Ended April 30,

                                   (Unaudited)

                                                                    Three Months Ended
                                                              -----------------------------

                                                                  2003             2002
                                                              ------------     ------------
Revenues:
    Systems sales                                             $   622,496      $ 1,437,354
    Services, maintenance and support                           1,569,244        1,400,869
    Application-hosting services                                  428,242          194,996
                                                              -----------      -----------
        Total revenues                                          2,619,982        3,033,219

Operating expenses:
    Cost of systems sales                                         462,463          366,201
    Cost of services, maintenance and support                     662,877          718,410
    Cost of application-hosting services                          215,368           66,649
    Selling, general and administrative                           944,198          843,527
    Product research and development                              583,093          507,080
                                                              -----------      -----------
        Total operating expenses                                2,867,999        2,501,867
                                                              -----------      -----------
Operating income (loss)                                          (248,017)         531,352

Other income (expense):
    Interest income                                                19,034           29,923
    Interest expense                                             (446,809)        (476,006)
                                                              -----------      -----------
Income (loss) before income taxes                                (675,792)          85,269
    Income tax provision (benefit)                                      -          (13,000)
                                                              -----------      -----------
Net income (loss)                                             $  (675,792)     $    98,269
                                                              ===========      ===========

Basic net income (loss) per common share                      $      (.07)     $       .01
                                                              ===========      ===========
Diluted net income (loss) per common share                    $      (.07)     $       .01
                                                              ===========      ===========
Number of shares used in per common share
computations:
   Basic                                                        8,964,449        8,913,947
                                                              ===========      ===========
   Diluted                                                      8,964,449        9,232,807
                                                              ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Three Months Ended April 30,

                                   (Unaudited)

                                                              2003          2002
                                                          -----------    -----------
Operating activities:
Net income (loss)                                         $  (675,792)   $    98,269
Adjustments to reconcile net income (loss) to net cash
  (used for) operating activities:
     Depreciation and amortization                            267,373        174,088
     Increase (decrease) in long-term accrued interest        336,921       (183,481)

Cash (used for) provided by assets and liabilities:
     Accounts and unbilled receivables                       (396,592)      (382,320)
     Other current assets                                      (4,509)       (41,120)
     Accounts payable and accrued expenses                   (357,115)       150,584
     Deferred revenues                                       (573,455)       (14,522)
                                                          -----------    -----------
Net cash (used for) operating activities                   (1,403,169)      (198,502)
                                                          -----------    -----------

Investing activities:
Purchases of property and equipment                           (42,647)      (130,147)
Capitalization of software development costs                 (200,000)      (150,000)
Other                                                          58,718         13,474
                                                          -----------    -----------
Net cash (used for) investing activities                     (183,929)      (266,673)
                                                          -----------    -----------

Financing activities:
Repayment of long-term debt                                  (500,000)      (500,000)
Payment of capitalized leases                                 (50,239)             -
Exercise of stock options                                      16,381              -
                                                          -----------    -----------
Net cash (used for) financing activities                     (533,858)      (500,000)
                                                          ===========    ===========

(Decrease) in cash and cash equivalents                    (2,120,956)      (965,175)
Cash and cash equivalents at beginning of period            7,242,230      7,865,053
                                                          -----------    -----------
Cash and cash equivalents at end of period                $ 5,121,274    $ 6,899,878
                                                          ===========    ===========

Supplemental cash flow disclosures:
    Income taxes paid                                     $    11,000    $         -
                                                          ===========    ===========
    Interest paid                                         $    99,902    $   650,167
                                                          ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is presented beginning on page 34 of its 2002 Annual Report to Stockholders of Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during fiscal year 2003.

Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The decrease in cash and cash equivalents results primarily from the operating activities during the quarter and the payment of $550,239 in long-term debt and capitalized leases during the quarter.

The increase in contract receivables is due to sales in the first quarter with deferred payment provisions.

Other current assets consist of software and hardware awaiting installation (related to unrecognized revenue) and prepaid expenses, including commissions.

The decrease in property and equipment, net, is primarily the result of the acquisition of replacement equipment and software necessary to support current customers, offset by normal depreciation and amortization.

Other non-current assets consist primarily of prepaid long-term debt closing costs, which are amortized to expense over the life of the loan.

The decrease in accounts payable results primarily from the payment of invoices for hardware sales to new customers in late January.

The decrease in accrued compensation results primarily from the decrease in the accrual for first quarter bonuses payable under the employee bonus plans.

The decrease in accrued other expenses relates to the settlement of certain accrued obligations during the quarter.

The decrease in deferred revenues results from the recognition of revenue related to billings to customers recorded prior to revenue recognition.

The increase in long-term accrued interest results from the normal increase in the deferred interest payable under the loan.

Note 4 - STOCK OPTIONS

During the first three months of the current fiscal year, the Company granted no stock options under any Stock Option Plan. During the same period, 3,834 options were forfeited under all plans and 18,666 options were exercised during the quarter.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of financial accounting and reporting for stock-based compensation plans. LanVision elected to continue to account for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, has adopted the disclosure only provisions of Statement 123. At April 30, 2003, LanVision had three stock-based compensation plans, which are more fully disclosed in Note 7 of the Notes to Consolidated Financial Statements in the Form 10-K for the Fiscal year ended January 31, 2003. No stock-based compensation cost is reflected in the net income, as all options granted under the plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if LanVision had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, to stock-based employee compensation.

Three months ended April 30,                                     2003                2002
                                                           ---------------      --------------
Net income (loss), as reported                             $     (675,792)      $      98,269
Deduct: Total stock based compensation
expense determined under the fair value based
method for all awards, net of related tax
effects                                                           (13,746)            (45,971)
                                                           --------------       -------------

Pro forma net income (loss)                                $     (689,538)      $      52,298
                                                           ==============       =============
Earnings per share:
  Basic - as reported                                      $        (0.07)      $        0.01
                                                           ==============       =============
  Basic - pro forma                                        $        (0.08)      $        0.01
                                                           ==============       =============

  Diluted - as reported                                    $        (0.07)      $        0.01
                                                           ==============       =============
  Diluted - pro forma                                      $        (0.08)      $        0.01
                                                           ==============       =============

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect current market conditions and prior experience.

Note 5 - EARNINGS PER SHARE

The basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.

The 2003 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options), as the inclusion thereof would be antidilutive. The Company had approximately 544,838 option shares outstanding at April 30, 2003 that were not included in the diluted net income (loss) per share calculation as the inclusion thereof would be antidilutive.

The 2002 diluted net income per common share calculation, is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options (318,860 option shares in 2002). The Company had approximately 103,775 option shares outstanding at April 30, 2002 that were not included in the diluted net income per share calculation as the inclusion thereof would be antidilutive.

Note 6 - CONTRACTUAL OBLIGATIONS

The following table details the remaining obligations, by fiscal year, as of the end of the quarter for, the capitalized leases, long-term debt, accrued interest on the long-term debt and the operating leases.

                                  2003         2004         2005          2006       2007
                               ----------   ----------   ----------    ---------   --------
Capitalized leases             $  179,921   $  239,895   $  173,234    $       -   $      -
Long-term debt                  1,500,000    1,000,000            -            -          -
Accrued interest, assuming
no Warrant value (see below)            -    5,238,618            -            -          -
Operating leases                  369,776       36,421        9,007        5,690          -
                               ----------   ----------   ----------    ---------   --------
                  Total        $2,049,697   $6,514,934   $  182,241    $   5,690   $      -
                               ==========   ==========   ==========    =========   ========

Capitalized Leases

During fiscal year 2002, LanVision acquired computer equipment and related software for a new application-hosting services data center, which are accounted for as capitalized leases. The amount of the leased assets by category is computer equipment $372,705; computer software $196,799; and prepaid maintenance and expenses $84,626, for a total of $654,130 in new assets. The leases are payable monthly in installments of $19,991, through August 2005 and an additional amount of $8,323, through December 2005. The present value of the future lease payments upon lease inception was $654,130 using the interest rates implicit in the lease agreements at the inception of the leases.

Long-term Debt

The long-term debt of $2,500,000 is secured by all of the assets of LanVision and the loan agreement, as amended, restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, limits certain investments, restricts substantial asset sales, capital expenditures, cash dividends, stock repurchases, and mergers and consolidations with unaffiliated entities without lender consent. In addition, LanVision is required to meet certain financial covenants, including minimum levels of revenues, earnings, and net worth. In addition, the loan agreement requires LanVision to maintain a minimum cash balance of $4,300,000 through July 29, 2003, at which time the amount is reduced to $3,800,000, which will be maintained through the maturity of the loan in July 2004. LanVision complied with all of the provisions of the loan agreement during the quarter except for the Earnings Before Interest and Taxes, which the Company fell short of the requirement by $28,983. The lender has granted the Company a waiver of this provision through July 31, 2003. LanVision believes that it will be able to comply with all of its covenants for the remainder of fiscal 2003, and the likelihood of defaulting on the debt covenants is not likely absent any material adverse events that may affect the Company, the healthcare industry or our market. In the past, LanVision has requested, and the lender has granted, waivers of certain debt covenants. However, our expectations of future operating results and continued compliance with the debt covenants cannot be assured and the lenders' actions are not controllable by us. If our projections of future operating results are not achieved and the debt is placed in default, LanVision would experience a material adverse impact on the reported financial position and results of operations.

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

Warranties and Indemnities

LanVision provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, LanVision's estimated warranty liability might need to be increased. LanVision bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions, which may be required to be granted to a customer, which result from performance issues. LanVision's ASPeN application-hosting services guarantees specific "up-time" and "response time" performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. LanVision's standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of LanVision's operation of its business or any negligent act or omission of LanVision. To date, LanVision has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. At April 30, 2003 and January 31, 2003 LanVision had a warranty reserve in the amount of $250,000. Each contract is reviewed quarterly with the appropriate LanVision Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained herein, this Discussion and Analysis, as well as other Items in this Form 10-Q, contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements, included herein. These risks and uncertainties include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell LanVision products, the ability of the Company to control costs, availability of products obtained from third party vendors, the healthcare regulatory environment, healthcare information systems budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risks detailed from time to time in the LanVision Systems, Inc. filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LanVision's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires LanVision to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an on-going basis, LanVision evaluates its estimates, including those related to product revenues, bad debts, capitalized software development costs, income taxes, warranty obligations, support contracts, contingencies, and litigation. LanVision bases its estimates on historical experience and on various other assumptions that LanVision believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and revenue recognition. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

GENERAL

LanVision Systems, Inc. (LanVision(TM) or the Company) is a Medical Record Workflow solution provider and application-hosting services provider. LanVision is a leading supplier of technologically advanced software and application-hosting services specializing in Web based applications that leverage the availability of the Internet and Intranets. LanVision's Medical Record Workflows allow authenticated users, such as physicians, nurses, administrative and financial personnel, and payers with access to patient healthcare information that exists in disparate systems across the continuum of care. LanVision's software application products and services are complementary to existing clinical and financial systems, and use document imaging and advanced workflow tools to ensure users can electronically access both "structured" and "unstructured" patient data and all the various forms of clinical and financial healthcare information from a single permanent and secure repository, including clinician's handwritten notes, lab reports, photographs, insurance cards, etc. LanVision's workflow solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access and utilize LanVision's accessANYware(TM) advanced technological workflow application to process the information, on a real-time basis, from virtually any location, including the physician's desktop, using Web-based technology. Web access to the entire medical record repository improves physician and administrative personnel productivity; allows for multiple simultaneous access to the records necessary to review and complete, using completionANYware(TM), the information necessary to process claims for payment, using codingANYware(TM), and reduces administrative costs such as filing, storage, retrieval, using accessANYware and releaseANYware(TM) and reduces the cost of maintaining medical records and reduces clinical costs, such as redundant diagnostic testing. LanVision's solutions integrate a document imaging platform, application workflow suites, and image and Web-enabling tools that allow for the seamless merger of "back office" functionality with existing Clinical Information Systems at the desktop. LanVision offers a document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, LanVision's applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, LanVision has integrated its products with selected systems from Siemens Medical Solutions Health Services Corporation (Siemens), and Cerner Corporation and will soon integrate its products with IDX Information Systems Corporation (IDX) applications. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Electronic Health Record (EHR). LanVision's systems deliver on-line enterprisewide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.

Historically, LanVision has derived most of its revenues from systems sales and professional services involving the licensing, either directly or through remarketing partners, of its Medical Record Workflow solutions to Integrated Healthcare Delivery Networks (IDN). In a typical transaction, LanVision, or its remarketing partners, enter into a perpetual or term license or fee-for-service agreement for LanVision's software application suite and may license or sell other third-party software and hardware components to the IDN. Additionally, LanVision, or its remarketing partners provide professional services, including implementation, training, and product support.

With respect to systems sales, LanVision earns its highest margins on proprietary LanVision software or application-hosting services and the lowest margins on third-party hardware. Systems sales to customers may include different configurations of software hardware and professional services, resulting in varying margins among contracts. The margins on professional services revenues fluctuate based upon the negotiated terms of the agreement with each customer and LanVision's ability to fully utilize its professional services, maintenance, and support services staff.

Beginning in 1998, LanVision began offering customers the ability to obtain its workflow solutions on an application-hosting basis as an Application Service Provider (ASP). LanVision established a hosting data center and installed LanVision's suite of workflow products, called ASPeN(SM) (Application Service Provider eHealth Network) within the hosting data center. Under this arrangement, customers electronically capture information and securely transmit the data to the hosting data center. The ASPeN services store and manage the data using LanVision's suite of applications, and customers can view, print, fax, and process the information from anywhere using the LanVision Web-based applications. LanVision charges and recognizes revenue for these ASPeN services on a per transaction or subscription basis as information is captured, stored, retrieved and processed.

In February 2000, LanVision sold its application-hosting data center. Simultaneously therewith, LanVision entered into an annual service agreement with the buyer. Under the terms of this service agreement, LanVision continued to use this data center through January 2003. LanVision has established a new application-hosting data center in order to provide the capacity for all of its ASPeN services clients and into which it has consolidated its existing ASPeN application-hosting services. Approximately $865,000 in new hardware and third-party software was leased or purchased, in fiscal year 2002, for the new application-hosting data center.

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

ASPeN services was designed to overcome obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for Healthcare Information Systems personnel to implement new systems. LanVision believes that Integrated Delivery Networks will begin to look for this type of ASP application because of the ease of implementation and lower entry-level costs. LanVision believes its business model is especially well suited for the ambulatory marketplace and is actively pursuing remarketing agreements, in addition to those discussed below, with other Healthcare Information Systems providers to distribute LanVision's workflow solutions.

LanVision's quarterly operating results have varied in the past and may continue to do so in the future because of various reasons including: demand for LanVision's products and services, long sales cycles, and extended installation and implementation cycles based on customer's schedules. Sales are often delayed because of customers' budgets and competing capital expenditure needs as well as personnel resource constraints within an integrated delivery network.

Delays in anticipated sales or installations may have a significant impact on LanVision's quarterly revenues and operating results, because substantial portions of the operating expenses are relatively fixed.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter-to-quarter because of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter because of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers increase. Revenues from ASP application-hosting services operations are expected to increase over time, as more hospitals outsource services to LanVision's ASP Division, or its remarketing partners begin to utilize the software, and existing customers increase the volume of documents stored on the systems, and the number of retrievals increase.

The Company's revenues and operating results may vary significantly from quarter-to-quarter because of a number of other factors, many of which are outside the Company's control. These factors include the relatively high purchase price of a system, unpredictability in the number and timing of systems sales, length of the sales cycle, delays in the installation process and changes in the customer's financial condition or budget and the sales activities of the remarketing partners. As a result, period-to-period comparisons may not be meaningful with respect to the past operations of the Company nor are they necessarily indicative of the future operations of the Company.

REVENUES

Revenues for the first fiscal quarter ended April 30, 2003, were $2,619,982, compared with $3,033,219 reported in the comparable quarter of 2002. The decrease was primarily a result of a decline in system sales "software revenues" when compared to the comparable prior quarter, which had an uncharacteristically high volume of software revenues. Traditionally, the first two quarters are the most challenging because of the seasonality of software licensing revenues, which the Company has experienced in the past, with a greater portion of the annual revenues recorded in later two quarters. The decrease in software revenues in the first quarter were partially offset by increases in application-hosting, services, maintenance, and support revenues. The increase in the ASPeN application-hosting revenues during the first quarter resulted from adding two new clients in the third quarter of fiscal 2002.

OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the first quarter of fiscal 2003 and 2002 were 74% and 25%, respectively. The higher percentage of cost of sales reflects a greater volume of hardware sold during the current period compared to the comparable prior period, which had lower hardware and higher software revenues.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 42% and 51% for the first quarter of fiscal 2003 and 2002, respectively. The Company's support margins are highest on LanVision's proprietary software. Accordingly, margins improve as more customers are added.

Cost of Application-hosting services

The cost of application-hosting services operations increased because of the addition of the new data center, which opened in August 2002 in order to provide the capacity necessary for new clients. Prior thereto, the Company incurred expenses only for the outsourcing data center it used, which were directly related to the application-hosting services revenues generated by the ASPeN Division.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the first quarter of fiscal 2003, Selling, General and Administrative expenses increased when compared with the comparable prior quarter primarily because of a nonrecurring expense for a healthcare market and industry consulting project commissioned by the Company. Demand for Medical Record Workflow (MRW) technologies and healthcare information access systems is growing and the frequency of requests for proposals received is increasing. Accordingly, Company has increased its direct sales force to take advantage of current market opportunities.

Product Research and Development

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the first quarter, research and development expenses increased compared with the comparable prior quarter. The increase results from the use of additional outside contractors, which were used to augment the in-house staff to complete the development and testing for the Company's newest products. The Company monitors closely and augments its Research and Development staff, as necessary, with outside contractors to assist with the development and testing of new products. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $200,000 and $150,000 of product research and development costs in the first quarter of fiscal 2003 and 2002, respectively.

Operating profit

The operating loss for the first quarter of fiscal 2003 was ($248,017) compared with an operating profit of $531,352 in the first quarter of fiscal 2002. The decrease is the result of the decline in revenues and the increases in operating expenses as noted above.

Interest income consists primarily of interest on invested cash. The decreases in interest income results from lower cash balances.

Interest expense relates primarily to the long-term debt and includes the interest expense on the capitalized leases in 2003.

Net income (loss)

The net (loss) for the first quarter of fiscal 2003 was ($675,792) ($.07 per share) compared with net income of $98,269 ($.01 per share) in the first quarter of fiscal 2002. This decrease is the result of lower revenues and increased expenses as noted above.

Notwithstanding the less than anticipated number of new customer agreements signed by the Company and its resellers in the first quarter, management continues to believe that the healthcare document imaging and workflow market is going to be a significant market. Management believes it has made, and continues to make, the investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth primarily through third party distributors and remarketing partners.

Since commencing operations in 1989, the Company has incurred operating losses. Although the Company achieved profitability in fiscal years 1992, 1993, 2000, 2001, and 2002, the Company incurred a net loss in fiscal years 1994 through 1999. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

During the last five fiscal years, LanVision has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, and a $6,000,000 loan. LanVision's liquidity is dependent upon numerous factors to include the timing and amount of revenues and collection of contractual amounts from customers, amounts invested in research and development and capital expenditures, and the level of operating expenses.

LanVision's customers typically have been well-established hospitals or medical facilities or major Healthcare Information Systems companies that resell LanVision' products, which have good credit histories and payments are received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses because of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments.

LanVision has no significant obligations for capital resources, other than as noted in note 6 to the financial statements included herein.

Although LanVision achieved its revenue goals in Fiscal Year 2002, LanVision's revenues were less than its internal plans in the first quarter of the current fiscal year. However, over the last three years, LanVision has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses. This resulted in significant net cash outlays over the last three years. Although LanVision has reduced staffing levels and related expenses, increased revenues and improved operating performance, LanVision's expenses will continue to increase. Accordingly, to continue to achieve increasing profitability, and positive cash flow, it is necessary for LanVision to increase revenues or continue to reduce expenses. LanVision believes that the requirement for healthcare organizations to become HIPAA compliant, and the recent signing of the IDX Information Systems Corporation Remarketing Agreement and the 3M Marketing and Referral Agreement should offer significant opportunities to increase revenues. LanVision believes that market opportunities are such that LanVision should be able to increase its revenues. However, there can be no assurance LanVision will be able to do so.

At April 30, 2003, LanVision had cash and cash equivalents of $5,121,274. Cash equivalents consist primarily of short-term commercial paper. Under the terms of its loan agreement, as amended, LanVision has agreed to maintain a minimum cash and cash equivalent balance of $4,300,000 through July 29, 2003, at which time the amount is reduced to $3,800,000, which will be maintained through the maturity of the loan in July 2004. During fiscal 2003, $2,000,000 of long-term debt is required to be repaid to the lender.

LanVision has carefully monitored operating expenses during the last three fiscal years, and believes it will continue to improve operating results in fiscal 2003. Notwithstanding the increases in fiscal year 2001 and 2002 revenues and operating profit, for the near future, LanVision will need to assess continually its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require lender approval. However, there can be no assurance LanVision will be successful in any of these efforts. If it is necessary to reduce significantly operating expenses, this could have an adverse effect on future operating performance.

LanVision believes that its present cash position, combined with cash generation anticipated from operations, will be sufficient to meet anticipated cash requirements during fiscal year 2003.

To date, inflation has not had a material impact on LanVision's revenues or expenses. In addition, LanVision does not have any significant market risk exposure at April 30, 2003.

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

At April 30, 2003, LanVision has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services) which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of approximately $4,100,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, LanVision has entered into application-hosting agreements, which are expected to generate revenues in excess of $4,300,000 over the remaining lives of the agreements.

LanVision's master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2002, 2001 and 2000 were approximately $4,176,000, $4,032,000 and $3,678,000, respectively. Maintenance and support revenues are expected to increase in 2003. At April 30, 2003, LanVision had Maintenance Agreements, purchase orders or royalty reports from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $2,046,000, through their respective renewal dates in fiscal 2003.

The commencement of revenue recognition varies depending on the size and complexity of the system; the implementation schedule requested by the customer and usage by customers of the application-hosting services. Therefore, LanVision is unable to predict accurately the revenue it expects to achieve in any particular period. LanVision's master agreements generally provide that the customer may terminate its agreement upon a material breach by LanVision, or may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of LanVision to procure additional agreements, could have a material adverse effect on LanVision's business, financial condition, and results of operations.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

LanVision is a party to various legal proceedings and claims that arise in the ordinary course of business from time to time. Currently, LanVision is a party to several pending lawsuits that were initiated by LanVision to protect its intellectual property rights, to enforce non-competition covenants and/or to prevent third parties from improperly interfering in LanVision's business. The defendants in one or more of these actions have asserted, and may assert in the future, counterclaims against LanVision. The company has negotiated, in principle, the settlement of all of the outstanding litigation that it has initiated, and is in the process of executing settlement agreements. LanVision is not aware of any legal matters that will have a material adverse effect on LanVision's consolidated results of operations or consolidated financial position.

Item 3. DEFAULTS ON SENIOR SECURITIES

The Company is not in default under its existing Loan Agreement.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on May 28, 2003, the following members were elected to the Board of Directors:

                                         Votes For         Votes Withheld
                                         ---------         --------------
George E. Castrucci                      8,734,900            164,918
Richard C. Levy, M.D.                    8,879,393             20,425
Eric S. Lombardo                         8,849,668             50,150
J. Brian Patsy                           8,849,668             50,150
Z. David Patterson                       8,734,900            164,918

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         3.1      Certificate of Incorporation of LanVision Systems, Inc.(*)

         3.2      Bylaws of LanVision Systems, Inc.(*)

         11       Computation of Earnings (Loss) Per Common Share

         99.1     Certification of Chief Executive Officer

         99.2     Certification of Chief Financial Officer

(*) Incorporated by reference.

(b) Reports on Form 8-K

On April 1, 2003, the Company filed a Form 8-K, reporting under Item 12, the Fiscal Year End January 31, 2003 Results of Operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LANVISION SYSTEMS, INC.

DATE: June 6, 2003               By: /s/ J. BRIAN PATSY
                                     -------------------------------------
                                     J. Brian Patsy
                                     Chief Executive Officer and
                                     President

DATE: June 6, 2003               By: /s/ PAUL W. BRIDGE, JR.
                                     -------------------------------------
                                     Paul W. Bridge, Jr.
                                     Chief Financial Officer and Treasurer

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

June 6, 2003                                         /s/ J. Brian Patsy
                                                     ------------------
                                                     Chief Executive Officer and
                                                     President

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

June 6, 2003                                         /s/ Paul W. Bridge, Jr.
                                                     -----------------------
                                                     Chief Financial Officer and
                                                     Treasurer

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

     11              Computation of Earnings (Loss) Per Common Share

     99.1            Certification by Chief Executive Officer pursuant to
                     U.S.C. Section     *** 1350, as adopted pursuant to Section
                     906 of the Sarbanes-Oxley Act of 2002.

     99.2            Certification by Chief Financial Officer pursuant to
                     U.S.C. Section     *** 1350, as adopted pursuant to Section
                     906 of the Sarbanes-Oxley Act of 2002.