Form 10-Q
period 2003-07-31
LANVISION SYSTEMS INC
filed 2003-09-10
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

                                       or

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

         Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of July 31, 2003: 9,009,567.

                                TABLE OF CONTENTS

                                                                                                                     Page
Part I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements..............................................................    3

          Condensed Consolidated Balance Sheets at July 31, 2003 and January 31, 2003..............................    3

          Condensed Consolidated Statements of Operations for the three and six months ended July 31,
          2003 and 2002............................................................................................    5

          Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2003 and 2002..........    6

          Notes to Condensed Consolidated Financial Statements.....................................................    7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....................   12

Item 4.   Controls and Procedures..................................................................................   21

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings........................................................................................   21

Item 3.   Defaults on Senior Securities............................................................................   22

Item 6.   Exhibits and Reports on Form 8-K.........................................................................   22

          Signatures...............................................................................................   23

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          (Unaudited)   (Audited)
                                                                            July 31,    January 31,
                                                                             2003          2003
                                                                         ------------  ------------
                                     Assets

Current assets:
    Cash and cash equivalents (restricted by long-term debt agreement)   $  5,734,314  $  7,242,230
    Accounts receivable, net of allowance for doubtful
        accounts of $400,000, respectively                                  1,806,102     1,499,767
    Contract receivables                                                    2,875,807     3,074,596
    Prepaid expenses related to unrecognized revenue                           22,005        79,214
    Other                                                                     374,528       246,966
                                                                         ------------  ------------
          Total current assets                                             10,812,756    12,142,773

Property and equipment:
    Computer equipment                                                      2,418,051     2,351,203
    Computer software                                                         787,593       743,204
    Office furniture, fixtures and equipment                                1,161,551     1,153,934
    Leasehold improvements                                                    157,492       153,549
                                                                         ------------  ------------
                                                                            4,524,687     4,401,890
    Accumulated depreciation and amortization                              (3,426,660)   (3,137,943)
                                                                         ------------  ------------
                                                                            1,098,027     1,263,947
Capitalized software development costs, net of accumulated
  amortization of $2,350,228 and $2,100,228, respectively                   1,539,701     1,389,701
Installment receivables                                                       433,339       433,339
Other                                                                          46,691       107,316
                                                                         ------------  ------------
                                                                         $ 13,930,514  $ 15,337,076
                                                                         ============  ============

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

  Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity

                                                                          (Unaudited)      (Audited)
                                                                            July 31,       January 31,
                                                                              2003            2003
                                                                         ------------    -------------
Current liabilities:
  Accounts payable                                                       $     560,709   $     721,402
  Accrued compensation                                                         210,355         308,658
  Accrued other expenses                                                     1,136,134       1,392,157
  Deferred revenues                                                          2,137,460       2,220,383
  Current portion of capitalized leases                                        213,004         206,051
  Current portion of long-term debt                                          2,000,000       2,000,000
  Accrued interest on long-term debt                                         3,824,020               -
                                                                         -------------   -------------
        Total current liabilities                                           10,081,682       6,848,651

Capitalized leases                                                             280,050         388,320
Long-term debt                                                                       -       1,000,000
Long-term accrued interest on long-term debt                                         -       3,133,369

Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                                      -               -

Stockholders' equity:
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 9,009,567  and 8,959,004 shares issued, respectively            90,096          89,590
  Capital in excess of par value                                            34,899,375      34,835,639
  Accumulated (deficit)                                                    (31,420,689)    (30,958,493)
                                                                         -------------   -------------
        Total stockholders' equity                                           3,568,782       3,966,736
                                                                         -------------   -------------
                                                                         $  13,930,514   $  15,337,076
                                                                         =============   =============

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       Three and Six Months Ended July 31,

                                   (Unaudited)

                                                                       Three Months                Six Months
                                                                -------------------------  -------------------------
                                                                   2003          2002          2003          2002
                                                                -----------   -----------  -----------   -----------
Revenues:
    Systems sales                                               $   889,963   $ 1,235,151  $ 1,512,459   $ 2,672,505
    Services, maintenance and support                             1,630,309     1,844,903    3,199,553     3,245,772
    Application-hosting services                                    446,318       192,134      874,560       387,130
                                                                -----------     ---------  -----------   -----------
        Total revenues                                            2,966,590     3,272,188    5,586,572     6,305,407

Operating expenses:
    Cost of systems sales                                           443,307       277,703      905,770       643,904
    Cost of services, maintenance and support                       667,540       819,511    1,330,417     1,537,921
    Cost of application-hosting services                            214,128        75,680      429,496       142,329
    Selling, general and administrative                             534,043       906,547    1,478,241     1,750,074
    Product research and development                                461,013       542,753    1,044,106     1,049,833
                                                                -----------   -----------  -----------   -----------
        Total operating expenses                                  2,320,031     2,622,194    5,188,030     5,124,061
                                                                -----------   -----------  -----------   -----------
Operating income                                                    646,559       649,994      398,542     1,181,346

Other income (expense):
    Interest income                                                  17,316        27,829       36,350        57,752
    Interest expense                                               (450,279)     (476,191)    (897,088)     (952,197)
                                                                -----------   -----------  -----------   -----------
Earnings ( loss ) before income taxes                               213,596       201,632     (462,196)      286,901
    Income tax benefit                                                    -             -            -        13,000
                                                                -----------   -----------  -----------   -----------
Net earnings ( loss )                                           $   213,596   $   201,632  $  (462,196)  $   299,901
                                                                ===========   ===========  ===========   ===========

Basic net earnings ( loss ) per common share                    $       .02   $       .02  $      (.05)  $       .03
                                                                ===========   ===========  ===========   ===========
Diluted net earnings ( loss ) per common share                  $       .02   $       .02  $      (.05)  $       .03
                                                                ===========   ===========  ===========   ===========
Number of shares used in per common share computations:
   Basic                                                          8,991,517     8,927,966    8,978,207     8,921,073
                                                                ===========   ===========  ===========   ===========
   Diluted                                                        9,179,751     9,184,346    8,978,207     9,208,693
                                                                ===========   ===========  ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Six Months Ended July,

                                   (Unaudited)

                                                                     2003           2002
                                                                 ------------   ------------
Operating activities:
Net (loss) earnings                                              $   (462,196)  $    299,901
Adjustments to reconcile net (loss) earnings to net cash
  (used for) provided by operating activities:
      Depreciation and amortization                                   538,717        344,737
      Increase in long-term accrued interest                          690,651        143,723

Cash (used for) provided by assets and liabilities:
      Accounts and contract receivables                              (107,546)    (1,072,222)
      Other current assets                                            (70,353)       (28,792)
      Accounts payable and accrued expenses                          (515,019)       247,779
      Deferred revenues                                               (82,923)       165,295
                                                                 ------------   ------------
Net cash (used for) provided by operating activities                   (8,669)       100,421
                                                                 ------------   ------------

Investing activities:
Purchases of property and equipment                                  (122,797)      (322,001)
Capitalization of software development costs                         (400,000)      (300,000)
Other                                                                  60,625         37,931
                                                                 ------------   ------------
Net cash (used for) investing activities                             (462,172)      (584,070)
                                                                 ------------   ------------

Financing activities:
Repayment of long-term debt                                        (1,000,000)    (1,000,000)
Payment of capitalized leases                                        (101,317)             -
Exercise of stock options and employees stock purchase plan            64,242         38,412
                                                                 ------------   ------------
Net cash (used for) financing activities                           (1,037,075)      (961,588)
                                                                 ============   ============

(Decrease) in cash and cash equivalents                            (1,507,916)    (1,445,237)
Cash and cash equivalents at beginning of period                    7,242,230      7,865,053
                                                                 ------------   ------------
Cash and cash equivalents at end of period                       $  5,734,314   $  6,419,816
                                                                 ============   ============

Supplemental cash flow disclosures:

      Interest paid                                              $    184,631   $    786,667
                                                                 ============   ============
      Capital lease obligations incurred                         $          -   $    654,130
                                                                 ============   ============

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three or six months ended July 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is presented beginning on page 34 of its 2002 Annual Report to Stockholders on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during fiscal year 2003.

Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The $1,507,916 decrease in cash and cash equivalents results primarily from the operating activities and the payment of $1,101,317 in long-term debt and capitalized leases during the first six months of the fiscal year.

The increase in accounts receivable is due to invoicing of contracts with deferred payment provisions.

The decrease in contract receivables is due to invoicing of contracts with deferred payment provisions.

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

The decrease in accrued other expenses relates to the settlement of certain accrued obligations during the period.

The decrease in deferred revenues results from the recognition of revenue related to billings to customers recorded prior to revenue recognition.

The increase in accrued interest on long-term debt results from the normal increase in the deferred interest payable under the loan. The long-term accrued interest has been classified as a current liability during the current quarter as the amount is due and payable in July 2004. See also long-term debt Note 6.

Note 4 - STOCK OPTIONS

During the first six months of the current fiscal year, the Company granted 47,500 options under all Stock Option Plans. During the same period, 3,834 options were forfeited under all plans and 32,502 options were exercised under all plans during the first six months.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of financial accounting and reporting for stock-based compensation plans. LanVision elected to continue to account for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, has adopted the disclosure only provisions of Statement 123. At July 31, 2003, LanVision had three stock-based compensation plans, which are more fully disclosed in Note 7 of the Notes to Consolidated Financial Statements in the Form 10-K for the fiscal year ended January 31, 2003. No stock-based compensation cost is reflected in the net earnings, as all options granted under the plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if LanVision had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, to stock-based employee compensation.

                                                             Three Months             Six Months
                                                       -----------------------  -----------------------
                                                         2003          2002       2003          2002
                                                       ---------   -----------  ----------   ----------
Net earnings (loss), as reported                       $ 213,596   $   201,632  $ (462,196)  $  299,901
Deduct: Total  stock  based  compensation  expense
determined  under the fair value  based  methods for
all awards, net of tax related effects                    (1,004)      (10,527)     (1,004)     (24,273)
                                                       ---------   -----------  ----------   ----------
Pro forma net earnings( loss)                          $ 212,592   $   191,105  $ (463,200)  $  275,628
                                                       =========   ===========  ==========   ==========

Earnings per share
Basic - as reported                                    $    0.02   $      0.02  $    (0.05)  $     0.03
                                                       =========   ===========  ==========   ==========
Basic - pro forma                                      $    0.02   $      0.02  $    (0.05)  $     0.03
                                                       =========   ===========  ==========   ==========

Earnings per share
Diluted - as reported                                  $    0.02   $      0.02  $    (0.05)  $     0.03
                                                       =========   ===========  ==========   ==========
Diluted - pro forma                                    $    0.02   $      0.02  $    (0.05)  $     0.03
                                                       =========   ===========  ==========   ==========


The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect current market conditions and prior experience.

Note 5 - EARNINGS PER SHARE

The basic net earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.

The 2003 diluted net earnings per common share calculation, for the second quarter, is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of the common stock equivalents (stock options and the employee stock purchase plan) of 390,673 shares. The 2003 diluted net
(loss) per common share calculation, for the six months, excludes the effect of the common stock equivalents, as the inclusion thereof would be antidilutive. The Company had approximately 177,775 option shares outstanding at July 31, 2003 that were not included in the second quarter diluted net earnings per share calculation as the inclusion thereof would be antidilutive.

The 2002 diluted net earnings per common share calculation is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of the common stock equivalents (stock options and the employee stock purchase plan) of 256,380 shares in the second quarter and 287,620 shares in the first six months of 2002. The Company had approximately 100,775 option shares outstanding at July 31, 2002 that were not included in the diluted net earnings per share calculations as the inclusion thereof would be antidilutive.

Note 6 - CONTRACTUAL OBLIGATIONS

The following table details the remaining obligations, by fiscal year, as of the end of the quarter for, the capitalized leases, long-term debt, accrued interest on the long-term debt and the operating leases.

                                             2003          2004        2005      2006      2007
                                          -----------  -----------  ---------  -------   -------
Capitalized leases                        $   119,948  $   239,895  $ 173,234  $     -   $    -
Long-term debt                              1,000,000    1,000,000          -        -        -
Accrued interest, assuming no Warrant
value (see below)                                   -    5,238,618          -        -        -
Operating leases                              276,589       89,102      9,007    5,690        -
                                          -----------  -----------  ---------  -------   ------
           Total                          $ 1,395,537  $ 6,567,615  $ 182,241  $ 5,690   $    -
                                          ===========  ===========  =========  =======   ======

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

Long-term Debt

The long-term debt of $2,000,000 and the accrued interest on the long-term debt of $3,824,020, is secured by all of the assets of LanVision and the loan agreement, as amended, restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, limits certain investments, restricts substantial asset sales, capital expenditures, cash dividends, stock repurchases, and mergers and consolidations with unaffiliated entities without lender consent. In addition, LanVision is required to meet certain financial covenants, including minimum levels of revenues, earnings, and net worth. In addition, the loan agreement requires LanVision to maintain a minimum cash balance of $3,800,000, through the maturity of the loan in July 2004. LanVision complied with all of the provisions of the loan agreement during the quarter. LanVision believes that it will be able to comply with all of its covenants for the remainder of fiscal year 2003, and the likelihood of defaulting on the debt covenants is not likely absent any material adverse events that may affect the Company, the healthcare industry or our market. In the past, LanVision has requested, and the lender has granted, waivers of certain debt covenants. However, our expectations of future operating results and continued compliance with the debt covenants cannot be assured and the lenders' actions are not controllable by us. If the projections of future operating results are not achieved and the debt is placed in default, LanVision would experience a material adverse impact on the reported financial position and results of operations.

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

In accordance with U. S. Generally Accepted Accounting Principles (GAAP), the accrued and unpaid interest payable on the debt, which is due and payable in July 2004, is classified as a current liability notwithstanding the fact that LanVision intends to refinance some or all of this liability with a new loan. However, because LanVision has not negotiated such refinancing and not entered into a refinancing agreement as of the balance sheet date, the liability for the accrued interest on the long-term debt, as required by GAAP, is classified as a current liability.

Warranties and Indemnities

LanVision provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, LanVision's estimated warranty liability might need to be increased. LanVision bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions, which may be required to be granted to a customer, which result from performance issues. LanVision's ASPeN(SM) application-hosting services guarantees specific "up-time" and "response time" performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. LanVision's standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of LanVision's operation of its business or any negligent act or omission of LanVision. To date, LanVision has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. At July 31, 2003 and January 31, 2003 LanVision had a warranty reserve in the amount of $250,000. Each contract is reviewed quarterly with the appropriate LanVision Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

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

Current Regulatory Matters

The U. S. Department of Health and Human Services (HSS) has asked the Institute of Medicine to design a standardized model of an electronic health record, in a move that may help spur nationwide acceptance of Electronic Medical Records. The tentative date for the completed design is 2004. The impact of such change, if implemented by HSS, on current LanVision products and services is unknown at this time. However, LanVision believes that its software and systems are sufficiently flexible to accommodate changing regulatory requirements.

RESULTS OF OPERATIONS

GENERAL

LanVision Systems, Inc. (LanVision(TM) or the Company) is a Medical Record Workflow solution provider and application-hosting services provider. LanVision is a leading supplier of technologically advanced software and application-hosting services specializing in Web based applications that leverage the availability of the Internet and Intranets. LanVision's Medical Record Workflows allow authenticated users, such as physicians, nurses, administrative and financial personnel, and payers with access to patient healthcare information that exists in disparate systems across the continuum of care. LanVision's software application products and services are complementary to existing clinical and financial systems, and use document imaging and advanced workflow tools to ensure users can electronically access both "structured" and "unstructured" patient data and all the various forms of clinical and financial healthcare information from a single permanent and secure repository, including clinician's handwritten notes, lab reports, photographs, insurance cards, etc. LanVision's workflow solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access and utilize LanVision's accessANYware(TM) a technologically advanced medical record workflow solution and health information repository to process the information, on a real-time basis, from virtually any location, including the physician's desktop, using Web-based technology. Web access to the entire medical record repository improves physician and administrative personnel productivity, allows for multiple simultaneous access to the records necessary to review and complete, using completionANYware(TM), the information necessary to process claims for payment, using codingANYware(TM), and reduces administrative costs such as filing, storage, retrieval, using accessANYware and releaseANYware(TM) and reduces the cost of maintaining medical records and reduces clinical costs, such as redundant diagnostic testing. LanVision's solutions integrate a document imaging platform, application workflow suites, and image and Web-enabling tools that allow for the seamless merger of "back office" functionality with existing Clinical Information Systems at the desktop. LanVision offers a document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, LanVision's applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, LanVision has integrated its products with selected systems from Siemens Medical Solutions Health Services Corporation, and Cerner Corporation and IDX Information Systems Corporation applications. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Electronic Health Record
(EHR). LanVision's systems deliver on-line enterprisewide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.

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

REVENUES

Revenues for the second fiscal quarter ended July 31, 2003, were $2,966,590, compared with $3,272,188 reported in the comparable quarter of 2002. The decrease was primarily a result of a decline in system sales "software licensing revenues" when compared to the comparable prior quarter, which had an uncharacteristically high volume of software revenues.

Revenues for the first six months ended July 31, 2003, were $5,586,572, compared with $6,305,407 reported in the comparable period of 2002. The decrease was primarily a result of a decline in system sales "software licensing revenues" when compared to the comparable prior quarter, which had an uncharacteristically high volume of software revenues.

Traditionally, the first two quarters are the most challenging because of the seasonality of software licensing revenues, which the Company has experienced in the past, with a greater portion of the annual revenues recorded in the later two quarters. The decrease in software licensing revenues in the second quarter and first six months were partially offset by increases in application-hosting services revenues. The increase in the ASPeN application-hosting revenues during the first and second quarters resulted from adding two new clients in the third quarter of fiscal year 2002.

OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the second quarter of fiscal years 2003 and 2002 were 50% and 22%, respectively and for the first six months of fiscal years 2003 and 2002 were 60% and 24%, respectively. The higher percentage of cost of sales reflects a greater volume of hardware sold during the current periods compared to the comparable prior periods, which had lower hardware and significantly higher software licensing revenues.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 41% and 44% for the second quarter and 41% and 47% for the first six months, respectively, of fiscal year 2003 and 2002. The Company's support margins are highest on LanVision's proprietary software. Accordingly, margins improve as more customers are added.

Cost of Application-hosting services

The cost of application-hosting services operations increased during both the second quarter and the first six months because of the addition of the new data center, which opened in August 2002 in order to provide the capacity necessary for new clients. Prior thereto, the Company used an outsourced data center and incurred expenses only for the outsourcing data center resources it used, which were directly related to the application-hosting services revenues generated by the ASPeN Division.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the second quarter of fiscal year 2003, Selling, General and Administrative expenses decreased when compared with the comparable prior quarter primarily because of a reduction in legal expenses and the reimbursement of prior legal expenses in conjunction with the settlement of certain litigation initiated by LanVision to defend its intellectual property. Demand for Medical Record Workflow (MRW) technologies and healthcare information access systems is growing and the frequency of requests for proposals received is increasing. Accordingly, the Company has increased its direct sales force to take advantage of current market opportunities. During the first six months of fiscal year 2003, Selling, General and Administrative expenses were $1,478,421 compared with $1,750,074 in the comparable prior period. The net decrease is the result of the litigation expense reduction and settlement, discussed above, in the second quarter.

Product Research and Development

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the second quarter, research and development expenses were $461,013 compared with $542,753 in the comparable prior quarter. During the six months, research and development expenses were $ 1,044,106 compared with 1,049,833 in the comparable prior period. The decrease during the quarter is due to increased capitalized software and use of fewer outside contractors when compared to the prior comparable quarter. The Company monitors closely and augments its Research and Development staff, as necessary, with outside contractors to assist with the development and testing of new products. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $400,000 and $300,000 of product research and development costs in the first six months of fiscal years 2003 and 2002, respectively.

Operating income

The operating income for the second quarter of fiscal year 2003 was $646,559 compared with operating income of $649,994 in the second quarter of fiscal year 2002. The net decrease is the result of a decline in revenues, offset by decreases in expenses as noted above.

The operating income for the first six months of fiscal year 2003 was $398,542 compared with operating income of $ 1,181,346 in the first six months of 2002. The decrease results primarily from a decrease in system sales software licensing revenues as discussed above.

Interest income consists primarily of interest on invested cash. The decreases in interest income results from lower cash balances and lower rates.

Interest expense relates primarily to the long-term debt and includes the interest expense on the capitalized leases in 2003.

Net earnings (loss)

The net earnings for the second quarter of fiscal year 2003 was $213,596 or $.02 per share compared with net earnings of $201,632 or $.02 per share in the second quarter of fiscal year 2002.

The net (loss) for the first six months of fiscal year 2003 was ($462,196) or ($.05) per share compared with net earnings of $299,901 or $.03 per share in the first six months of fiscal year 2002. This decrease is the result of primarily lower revenues as noted above.

Notwithstanding the less than anticipated number of new customer agreements signed by the Company and its resellers in the first and second quarters, management continues to believe that the healthcare document imaging and workflow market is going to be a significant market. Management believes it has made, and continues to make, the investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth primarily through third party distributors and remarketing partners.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

During the last five fiscal years, LanVision has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, and a $6,000,000 loan. LanVision's liquidity is dependent upon numerous factors including the timing and amount of revenues and collection of contractual amounts from customers, amounts invested in research and development and capital expenditures, and the level of operating expenses.

LanVision's customers typically have been well-established hospitals or medical facilities or major Healthcare Information Systems companies that resell LanVision' products, which have good credit histories and payments are received within normal periods for the industry. However, some healthcare organizations have experienced significant operating losses because of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments.

LanVision has no significant obligations for capital resources, other than as noted in note 6 to the financial statements included herein.

Although LanVision achieved its revenue goals in fiscal year 2002, LanVision's revenues were less than its internal plans in the first and second quarters of the current fiscal year. However, over the last three fiscal years, LanVision has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses. This resulted in significant net cash outlays over the last three fiscal years. Although LanVision has reduced staffing levels and related expenses, increased revenues and improved operating performance, LanVision's expenses will continue to increase. Accordingly, to continue to achieve increasing profitability, and positive cash flow, it is necessary for LanVision to increase revenues or continue to reduce expenses. LanVision believes that the requirement for healthcare organizations to become HIPAA compliant, and the signing of the IDX Information Systems Corporation Remarketing Agreement and the 3M Marketing and Referral Agreement should offer significant opportunities to increase revenues. LanVision believes that market opportunities are such that LanVision should be able to increase its revenues. However, there can be no assurance LanVision will be able to do so.

At July 31, 2003, LanVision had cash and cash equivalents of $5,734,314. Cash equivalents consist primarily of short-term commercial. Under the terms of its loan agreement, as amended, LanVision has agreed to maintain a minimum cash and cash equivalent balance of $3,800,000, which will be maintained through the maturity of the loan in July 2004. During the remainder of fiscal year 2003, $1,000,000 of long-term debt is required to be repaid to the lender. See also
Note 6 to the financial statements regarding the accrued and unpaid interest, which will approximate $5,200,000 and is required to be paid to the lender in July 2004. LanVision intends to refinance all, or a portion, of the unpaid interest payable in July 2004.

LanVision has carefully monitored operating expenses during the last four fiscal years, and believes it will continue to improve operating results in fiscal year 2003. Notwithstanding the increases in fiscal year 2001 and 2002 revenues and operating profit, for the near future LanVision will need to assess continually its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require lender approval. However, there can be no assurance LanVision will be successful in any of these efforts. If it is necessary to reduce significantly operating expenses, this could have an adverse effect on future operating performance.

LanVision believes that its present cash position, combined with cash generation anticipated from operations, will be sufficient to meet anticipated cash requirements during fiscal year 2003.

To date, inflation has not had a material impact on LanVision's revenues or expenses. In addition, LanVision does not have any significant market risk exposure at July 31, 2003.

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

At July 31, 2003, LanVision has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services) which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of approximately $3,100,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, LanVision has entered into application-hosting agreements, which are expected to generate revenues in excess of $3,713,000 over the remaining terms of the agreements.

LanVision's master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2002, 2001 and 2000 were approximately $4,176,000, $4,032,000 and $3,678,000, respectively. Maintenance and support revenues are expected to increase in 2003. At July 31, 2003, LanVision had Maintenance

Agreements, purchase orders or royalty reports from customers or remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $1,781,000, through their respective renewal dates in fiscal year 2003.

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

Item 4. Controls and Procedures

LanVision maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in LanVision's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to LanVision's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of LanVision's senior management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of LanVision's disclosure controls and procedures. Based on that evaluation, LanVision's management, including the Chief Executive and Chief Financial Officer, concluded that LanVision's disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in LanVision's internal control or in the other controls that could significantly affect internal controls subsequent to the date LanVision completed its evaluation. Therefore, no corrective actions were taken.

Part II.    OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

LanVision is a party to various legal proceedings and claims that arise in the ordinary course of business from time to time. LanVision is not aware of any legal matters that will have a material adverse effect on LanVision's consolidated results of operations or consolidated financial position.

As disclosed in the Form 10-Q for the period ending April 30, 2003, LanVision was a party to several pending lawsuits that were initiated by LanVision to protect its intellectual property rights, to enforce non-competition covenants and/or to prevent third parties from improperly interfering in LanVision's business. LanVision has settled all of these claims on terms acceptable to LanVision.

Item 3. DEFAULTS ON SENIOR SECURITIES

The Company is not in default under its existing Loan Agreement.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1     Certificate of Incorporation of LanVision Systems, Inc. (*)

3.2     Bylaws of LanVision Systems, Inc. (*)

11      Computation of Earnings (Loss) Per Common Share

31.1    Certification Chief Executive Officer Pursuant to Section 302 of the
        Sarbanes - Oxley Act of 2002

31.2    Certification Chief Financial Officer Pursuant to Section 302 of the
        Sarbanes - Oxley Act of 2002

32.1    Certification by Chief Executive Officer pursuant to 18 U.S.C. Section
        1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification by Chief Financial Officer pursuant to 18 U.S.C. Section
        1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Incorporated by reference.

(b) Reports on Form 8-K

On May 27, 2003, the Company furnished a Form 8-K, reporting pursuant to Item 12, the first fiscal quarter end April 30, 2003 Results of Operations.

On September 8, 2003, the Company furnished a Form 8-K, reporting pursuant to
Item 12, the second fiscal quarter end July 31, 2003 Results of Operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     LANVISION SYSTEMS, INC.

DATE: September 10, 2003                         By: /s/ J. BRIAN PATSY
                                                     ---------------------------
                                                     J. Brian Patsy
                                                     Chief Executive Officer and
                                                     President

DATE: September 10, 2003                         By: /s/ PAUL W. BRIDGE, JR.
                                                     ---------------------------
                                                     Paul W. Bridge, Jr.
                                                     Chief Executive Officer and
                                                     Treasurer

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

   11             Computation of Earnings (Loss) Per Common Share                    ***

   31.1           Certification Chief Executive Officer Pursuant to Section 302      ***
                  of the Sarbanes - Oxley Act of 2002

   31.2           Certification Chief Financial Officer Pursuant to Section 302      ***
                  of the Sarbanes - Oxley Act of 2002

   32.1           Certification by Chief Executive Officer pursuant to 18 U.S.C.     ***
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

   32.2           Certification by Chief Financial Officer pursuant to 18 U.S.C.     ***
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

*** Included herein