Form 10-Q/A
period 2003-04-30
LANVISION SYSTEMS INC
filed 2003-09-12
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q A

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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                    ---     ---
         Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of April 30, 2003: 8,977,670.

This Form 10-Q Amendment is being filed to include Part 1, Item 4 which was inadvertently omitted from the original filing.

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

                                      LANVISION SYSTEMS, INC.

DATE:     September 12, 2003     By:  /s/ J. BRIAN PATSY
       ------------------------       -----------------------------------------
                                      J. Brian Patsy
                                      Chief Executive Officer and
                                      President

DATE:     September 12, 2003     By:  /s/ PAUL W. BRIDGE, JR.
       ------------------------       -----------------------------------------
                                      Paul W. Bridge, Jr.
                                      Chief Financial Officer and Treasurer