Form 10-Q
period 2003-10-31
LANVISION SYSTEMS INC
filed 2003-12-11
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

                                       or

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

         Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of October 31, 2003: 9,012,732.

                                TABLE OF CONTENTS

                                                                                                                  Page
Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.......................................................        3

         Condensed Consolidated Balance Sheets at October 31, 2003 and January 31, 2003....................        3

         Condensed Consolidated Statements of Operations for the three and nine months ended October 31,
         2003 and 2002.....................................................................................        5

         Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2003 and
         2002..............................................................................................        6

         Notes to Condensed Consolidated Financial Statements..............................................        7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............       12

Item 4.  Controls and Procedures...........................................................................       22

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................................       23

Item 3.  Defaults on Senior Securities.....................................................................       23

Item 6.  Exhibits and Reports on Form 8-K..................................................................       24

         Signatures........................................................................................       25

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                                      (Unaudited)             (Audited)
                                                                                      October 31,            January 31,
                                                                                         2003                   2003
                                                                                         ----                   ----
Current assets:
    Cash and cash equivalents (restricted by long-term debt agreement)              $    4,750,839          $   7,242,230
    Accounts receivable, net of allowance for doubtful
        accounts of $400,000, respectively                                               2,833,755              1,499,767
    Contract receivables                                                                 2,106,118              3,074,596
    Prepaid expenses related to unrecognized revenue                                        31,166                 79,214
    Other                                                                                  403,540                246,966
                                                                                    --------------          -------------
          Total current assets                                                          10,125,418             12,142,773

Property and equipment:
    Computer equipment                                                                   2,484,920              2,351,203
    Computer software                                                                      789,351                743,204
    Office furniture, fixtures and equipment                                             1,161,551              1,153,934
    Leasehold improvements                                                                 157,492                153,549
                                                                                    --------------          -------------
                                                                                         4,593,314              4,401,890
    Accumulated depreciation and amortization                                           (3,542,926)            (3,137,943)
                                                                                    --------------          -------------
                                                                                         1,050,388              1,263,947
Capitalized software development costs, net of accumulated
  amortization of $2,475,228 and $2,100,228, respectively                                1,614,701              1,389,701
Installment receivables                                                                    433,339                433,339
Other                                                                                       38,050                107,316
                                                                                    --------------          -------------
                                                                                    $   13,261,896          $  15,337,076
                                                                                    ==============          =============

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

  Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity

                                                                                      (Unaudited)              (Audited)
                                                                                      October 31,             January 31,
                                                                                          2003                    2003
                                                                                          ----                    ----
Current liabilities:
  Accounts payable                                                                   $     338,131          $      721,402
  Accrued compensation                                                                     285,551                 308,658
  Accrued other expenses                                                                   506,081               1,392,157
  Deferred revenues                                                                      1,899,460               2,220,383
  Current portion of capitalized leases                                                    216,571                 206,051
  Current portion of long-term debt                                                      1,500,000               2,000,000
  Accrued interest on long-term debt                                                     4,237,982                       -
                                                                                     -------------          --------------
        Total current liabilities                                                        8,983,776               6,848,651
Capitalized leases                                                                         224,551                 388,320
Long-term debt                                                                                   -               1,000,000
Long-term accrued interest on long-term debt                                                     -               3,133,369

Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                                                  -                       -

Stockholders' equity:
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 9,012,732  and 8,959,004 shares issued, respectively                        90,127                  89,590
  Capital in excess of par value                                                        34,902,476              34,835,639
  Accumulated (deficit)                                                                (30,939,034)            (30,958,493)
                                                                                     -------------          --------------
        Total stockholders' equity                                                       4,053,569               3,966,736
                                                                                     -------------          --------------
                                                                                     $  13,261,896          $   15,337,076
                                                                                     =============          ==============

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     Three and Nine Months Ended October 31,

                                   (Unaudited)

                                                                Three Months                Nine Months
                                                                -------------               -----------
                                                             2003          2002          2003          2002
                                                             ----          ----          ----          ----
Revenues:
    Systems sales                                         $1,301,596    $1,274,820    $2,814,055    $3,947,325
    Services, maintenance and support                      1,871,538     1,634,525     5,071,091     4,880,297
    Application-hosting services                             493,520       299,246     1,368,080       686,376
                                                          ----------    ----------    ----------    ----------
        Total revenues                                     3,666,654     3,208,591     9,253,226     9,513,998

Operating expenses:
    Cost of systems sales                                    267,703       260,934     1,173,473       904,838
    Cost of services, maintenance and support                749,208       660,790     2,079,625     2,198,711
    Cost of application-hosting services                     240,563       195,184       670,059       337,513
    Selling, general and administrative                      914,128       822,764     2,392,369     2,572,838
    Product research and development                         509,923       517,455     1,554,029     1,567,288
                                                          ----------    ----------    ----------    ----------
        Total operating expenses                           2,681,525     2,457,127     7,869,555     7,581,188
                                                          ----------    ----------    ----------    ----------
Operating income                                             985,129       751,464     1,383,671     1,932,810

Other income (expense):
    Interest income                                           10,851        32,725        47,201        90,477
    Interest expense                                        (494,325)     (518,750)   (1,391,413)   (1,470,947)
                                                          ----------    ----------    ----------    ----------
Earnings before income taxes                                 501,655       265,439        39,459       552,340
    Income taxes                                             (20,000)      (13,000)      (20,000)            -
                                                          ----------    ----------    ----------    ----------
Net earnings                                              $  481,655    $  252,439    $   19,459    $  552,340
                                                          ==========    ==========    ==========    ==========
Basic net earnings per common share                       $      .05    $      .03    $      .00    $      .06
                                                          ==========    ==========    ==========    ==========
Diluted net earnings per common share                     $      .05    $      .03    $      .00    $      .06
                                                          ==========    ==========    ==========    ==========
Number of shares used in per common share
computations:
   Basic                                                   9,011,131     8,945,338     8,989,303     8,929,250
                                                          ==========    ==========    ==========    ==========
   Diluted                                                 9,219,150     9,174,550     9,195,854     9,197,401
                                                          ==========    ==========    ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Nine Months Ended October 31,

                                   (Unaudited)

                                                                         2003           2002
                                                                         ----           ----
Operating activities:
Net earnings                                                        $    19,459    $   552,340
Adjustments to reconcile net earnings to net cash
(used for) provided by operating activities:
  Depreciation and amortization                                         779,983        536,159
  Increase in long-term accrued interest                              1,104,613        527,021

Cash (used for) provided by assets and liabilities:
  Accounts and contract receivables                                    (365,510)    (1,652,872)
  Other current assets                                                 (108,526)        40,889
  Accounts payable and accrued expenses                              (1,292,454)       128,351
  Deferred revenues                                                    (320,923)       567,233
                                                                    -----------    -----------
Net cash (used for) provided by operating activities                   (183,358)       699,121
                                                                    -----------    -----------
Investing activities:
Purchases of property and equipment                                    (191,424)      (422,572)
Capitalization of software development costs                           (600,000)      (450,000)
Other                                                                    69,266         37,652
                                                                    -----------    -----------
Net cash (used for) investing activities                               (722,158)      (834,920)
                                                                    -----------    -----------
Financing activities:
Repayment of long-term debt                                          (1,500,000)    (1,500,000)
Payment of capitalized leases                                          (153,249)       (21,539)
Exercise of stock options and employees stock purchase plan              67,374         38,412
                                                                    -----------    -----------
Net cash (used for) financing activities                             (1,585,875)    (1,483,127)
                                                                    ===========    ===========

(Decrease) in cash and cash equivalents                              (2,491,391)    (1,618,926)
Cash and cash equivalents at beginning of period                      7,242,230      7,865,053
                                                                    -----------    -----------
Cash and cash equivalents at end of period                          $ 4,750,839    $ 6,246,127
                                                                    ===========    ===========
Supplemental cash flow disclosures:

  Interest paid                                                     $   254,005    $   909,333
                                                                    ===========    ===========
  Capital lease obligations incurred                                $         -    $   654,130
                                                                    ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three or nine months ended October 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004.

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

Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The $2,491,391 decrease in cash and cash equivalents results primarily from the payment of $1,653,249 in long-term debt and capitalized leases and $600,000 in capitalized software development costs during the first nine months of the fiscal year.

The increase in accounts receivable is due to the timing of recent large sales through a reseller.

The decrease in contract receivables is due to invoicing of contracts with deferred payment provisions and the write off of contract receivables relating to certain end users that have ceased implementation of their contracted systems licensed through a reseller.

Other current assets consist of software and hardware awaiting installation (related to unrecognized revenue) and prepaid expenses, including commissions.

The decrease in property and equipment, net, is primarily the result of the acquisition of replacement equipment and software necessary to support current customers, offset by normal depreciation and amortization.

The decrease in accounts payable results primarily from the payment of invoices for hardware sales to new customers recorded in late January 2003.

The decrease in accrued compensation results primarily from the decrease in the accrual for quarterly bonuses payable under the employee bonus plans.

The decrease in accrued other expenses relates to the settlement of certain accrued obligations relating to contract receivables where certain end users that have ceased implementation of their systems licensed through a reseller.

The decrease in deferred revenues results from the recognition of revenue related to billings to customers recorded prior to revenue recognition.

The increase in accrued interest on long-term debt results from the normal increase in the deferred interest payable under the loan. The long-term accrued interest has been classified as a current liability as the amount is due and payable in July 2004. See also long-term debt Note 6.

Note 4 - STOCK OPTIONS

During the first nine months of the current fiscal year, the Company granted 47,500 options under all Stock Option Plans. During the same period, 3,834 options were forfeited under all plans and 35,667 options were exercised under all plans during the first nine months.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of financial accounting and reporting for stock-based compensation plans. LanVision elected to continue to account for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to
Employees and, accordingly, has adopted the disclosure only provisions of Statement 123. At October 31, 2003, LanVision had three stock-based compensation plans, which are more fully disclosed in Note 7 of the Notes to Consolidated Financial Statements in the Form 10-K for the fiscal year ended January 31, 2003. No stock-based compensation cost is reflected in the net earnings, as all options granted under the plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if LanVision had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, to stock-based employee compensation.

                                                    Three Months                   Nine Months
                                             ---------------------------      ----------------------
                                                2003             2002            2003        2002
                                                ----             ----            ----        ----
Net earnings, as reported                    $  481,655          252,439      $  19,459    $ 552,340
Deduct: Total stock based
compensation expense determined under
the fair value based methods for all
awards, net of tax related effects              (12,139)             (54)       (13,143)     (24,273)
                                             ----------       ----------      ---------    ---------
Pro forma net earnings                       $  469,516       $  252,385      $   6,316    $ 528,067
                                             ==========       ==========      =========    =========
Earnings per share
Basic - as reported                          $     0.05       $     0.03      $    0.00    $    0.06
                                             ==========       ==========      =========    =========
Basic - pro forma                            $     0.05       $     0.03      $    0.00    $    0.06
                                             ==========       ==========      =========    =========
Earnings per share
Diluted - as reported                        $     0.05       $     0.03      $    0.00    $    0.06
                                             ==========       ==========      =========    =========
Diluted - pro forma                          $     0.05       $     0.03      $    0.00    $    0.06
                                             ==========       ==========      =========    =========

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect current market conditions and prior experience.

Note 5 - EARNINGS PER SHARE

The basic net earnings per common share is calculated using the weighted average number of common shares outstanding during the period.

The 2003 diluted net earnings per common share calculation, is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of the common stock equivalents (stock options and the employee stock purchase plan) of 208,019 shares in the third quarter and 206,551 shares in the first nine months of 2003. The Company had approximately 177,775 option shares outstanding at October 31, 2003 that were not included in the diluted net earnings per share calculations as the inclusion thereof would be antidilutive.

The 2002 diluted net income per common share calculation, is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of the common stock equivalents (stock options and the employee stock purchase plan) of 229,212 shares in the third quarter and 268,151 shares in the first nine months of 2002. The Company had approximately 174,775 option shares outstanding at October 31, 2002 that were not included in the diluted net earnings per share calculations as the inclusion thereof would be antidilutive.

Note 6 - CONTRACTUAL OBLIGATIONS

The following table details the remaining obligations, by fiscal year, as of the end of the quarter for, the capitalized leases, long-term debt, accrued interest on the long-term debt and the operating leases.

                                   2003        2004         2005         2006       2007
                                   ----        ----         ----         ----       ----
Capitalized leases             $   59,974   $  239,895   $  173,234   $        -   $    -
Long-term debt                    500,000    1,000,000            -            -        -
Accrued interest, assuming
no Warrant value (see below)            -    5,238,618            -            -        -
Operating leases                   73,221       86,158       10,077        5,690        -
                               ----------   ----------   ----------   ----------   ------
      Total                    $  633,195   $6,564,671   $  183,311   $    5,690   $    -
                               ==========   ==========   ==========   ==========   ======

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

Long-term Debt

The long-term debt of $1,500,000 and the accrued interest on the long-term debt of $4,237,982, is secured by all of the assets of LanVision and the loan agreement, as amended, restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, limits certain investments, restricts substantial asset sales, capital expenditures, cash dividends, stock repurchases, and mergers and consolidations with unaffiliated entities without lender consent. In addition, LanVision is required to meet certain financial covenants, including minimum levels of revenues, earnings, and net worth. In addition, the loan agreement requires LanVision to maintain a minimum cash balance of $3,800,000, through the maturity of the loan in July 2004. LanVision complied with all of the provisions of the loan agreement during the quarter. LanVision believes that it will be able to comply with all of its covenants for the remainder of fiscal year 2003, and the likelihood of defaulting on the debt covenants is not likely absent any material adverse events that may affect the Company, the healthcare industry or our market. In the past, LanVision has requested, and the lender has granted, waivers of certain debt covenants. However, our expectations of future operating results and continued compliance with the debt covenants cannot be assured and the lenders' actions are not controllable by us. If the projections of future operating results are not achieved and the debt is placed in default, LanVision would experience a material adverse impact on the reported financial position and results of operations.

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

The Company has received a nonbinding expression of interest to refinance our existing debt, in July 2004, at an attractive interest rate. The Company is continuing to seek additional sources to refinance this debt with the ultimate goal of retiring it completely, as quickly as practicable.

Warranties and Indemnities

LanVision provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, LanVision's estimated warranty liability might need to be increased. LanVision bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions, which may be required to be granted to a customer, which result from performance issues. Some LanVision software license agreements and the ASPeN(SM) application-hosting services guarantees specific "up-time" and "response time" performance standards, which, if not met may result in software license revenue refunds or reduced application-hosting revenues as a penalty for the month in which the standards are not met for application-hosting customers. LanVision's standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of LanVision's operation of its business or any negligent act or omission of LanVision. To date, LanVision has always maintained the performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. Each contract is reviewed quarterly with the appropriate LanVision Client Manager to determine the need for a reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained herein, this Discussion and Analysis, as well as other Items in this Form 10-Q, contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements, included herein. These risks and uncertainties include, but are not limited to, the Company's ability to refinance the long-term debt and deferred interest at maturity, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell LanVision products, the ability of the Company to control costs, availability of products obtained from third party vendors, the healthcare regulatory environment, healthcare information systems budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risks detailed from time to time in the LanVision Systems, Inc. filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

RESULTS OF OPERATIONS

GENERAL

LanVision Systems, Inc. (LanVision(TM) or the Company) is a leading supplier to the healthcare industry of workflow and document imaging-based tools, applications and services assisting strategic business partners, healthcare organizations and customers to create and improve operational efficiencies through business process re-engineering and automating labor-intensive and demanding paper environments. The Company's workflow-based services offer solutions to specific healthcare business processes within the revenue cycle, such as remote coding, abstracting and chart completion, remote physician order processing, pre-admission registration scanning, insurance verification, secondary billing services, explanation of benefits processing and release of information processing. All solutions are available to license or via an application service provider (ASP) model to match customers' capital or operating budget needs.

LanVision's products and services create an integrated repository of historical health information that is complementary and can be seamlessly "bolted on" to existing clinical, financial and management information systems, providing convenient electronic access to all forms of patient information from any location, including web-browser based access via the Intranet/Internet. These integrated systems allow providers and administrators to improve dramatically the availability of patient information while decreasing direct costs associated with document retrieval, workflow processing, completion, retention and archiving.

LanVision's Web based applications leverage the availability of the Internet and Intranets to allow authenticated users, such as physicians, nurses, administrative and financial personnel, and payers with access to patient healthcare information that exists in disparate systems across the continuum of care. LanVision's software application products and services use document imaging and advanced workflow tools to ensure users can electronically access both "structured" and "unstructured" patient data and all the various forms of clinical and financial healthcare information from a single permanent and secure repository, including clinician's handwritten notes, lab reports, photographs, insurance cards, etc. LanVision's workflow solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access and utilize LanVision's accessANYware(TM) a technologically advanced medical record workflow solution and health information repository to process the information, on a real-time basis, from virtually any location, including the physician's desktop, using Web-based technology. Web access to the entire medical record repository improves physician and administrative personnel productivity, allows for multiple simultaneous access to the records necessary to review and complete, using completionANYware(TM), the information necessary to process claims for payment, using codingANYware(TM), and reduces administrative costs such as filing, storage, retrieval, using accessANYware and releaseANYware(TM) and reduces the cost of maintaining medical records and reduces clinical costs, such as redundant diagnostic testing.

Throughout the current fiscal year, LanVision has introduced several new workflow products that positively impact the revenue cycle, including the following:

     - ORDERS MANAGEMENT WORKFLOW(TM), automated solution that reduces the paper chase by capturing and routing "off-network" physician orders and other documents directly from the physician's office to the scheduler's desktop.

     - FINANCIAL SCREENING WORKFLOW(TM), provides verification of patient's financial responsibilities and allows enterprise wide on-line access to important documents required in the financial decision process.

     - EOB 835 PROCESSING(TM), automates the capture and extraction of vital Explanation of Benefit data from existing printed invoices, forms and other documents, and validates the information to create an ASCII file for export to billing systems.

     - INSURANCE VERIFICATION WORKFLOW(TM), automatically scans insurance cards to capture payor information at the point of registration and establishes workflow routes for timely verification of benefits, insuring timely payment of bills.

     - ACCESSANYWARE - PATIENT FINANCIAL SERVICES EDITION, provides enterprise wide on-line access to non-medical record documents including EOB's, Remittance Advice, Policies and Procedures and other Patient Financial Services documents within the heath care enterprise.

LanVision's solutions integrate a document imaging platform, application workflow suites, and image and Web-enabling tools that allow for the seamless merger of "back office" functionality with existing Clinical Information Systems at the desktop. LanVision offers a document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, LanVision's applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, LanVision has integrated its products with selected systems from IDX Information Systems Corporation, Cerner Corporation and Siemens Medical Solutions Health Services Corporation applications. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Electronic Health Record (EHR). LanVision's systems deliver on-line enterprisewide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.

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

Beginning in 1998, LanVision began offering customers the ability to obtain its workflow solutions on an application-hosting basis as an Application Service Provider. LanVision established a hosting data center and installed LanVision's suite of workflow products, called ASPeN(SM) (Application Service Provider eHealth Network) within the hosting data center. Under this arrangement, customers electronically capture information and securely transmit the data to the hosting data center. The ASPeN services store and manage the data using LanVision's suite of applications, and customers can view, print, fax, and process the information from anywhere using the LanVision Web-based applications. LanVision charges and recognizes revenue for these ASPeN services on a per transaction or subscription basis as information is captured, stored, retrieved and processed.

In February 2000, LanVision sold its application-hosting data center. Simultaneously therewith, LanVision entered into an annual service agreement with the buyer. Under the terms of this service agreement, LanVision continued to use this data center through January 2003. In August 2002, LanVision established a new application-hosting data center in order to provide the capacity for all of its ASPeN services clients and into which it has consolidated its existing ASPeN application-hosting services. Approximately $964,000 in new hardware and third-party software was leased or purchased, in fiscal year 2002 and 2003, for the new application-hosting data center.

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

REVENUES

Revenues for the third fiscal quarter ended October 31, 2003, were $3,666,654, compared with $3,208,591 reported in the comparable quarter of 2002. The increase was primarily a result of increased services, maintenance and support as new systems were installed and increased application-hosting revenues from new customers.

Revenues for the first nine months ended October 31, 2003, were $9,253,226, compared with $9,513,998 reported in the comparable period of 2002. The decrease was primarily a result of a decline in system sales "software licensing revenues" when compared to the comparable prior period which was offset to some extent by the almost 100% increase in application-hosting revenues from new customers.

Traditionally, the first two quarters are the most challenging because of the seasonality of software licensing revenues, which the Company has experienced in the past, with a greater portion of the annual revenues recorded in the later two quarters. However, fiscal year 2002 had uncharacteristically robust revenues in the first two quarters, which accounts for the comparable decrease in system sales in 2003. The decrease in software licensing revenues in the first nine months of 2003 were partially offset by the almost 100% increases in application-hosting services revenues from new customers. The increase in the ASPeN application-hosting revenues during the first and second quarters of 2003 resulted from adding two new clients in the third quarter of fiscal year 2002.

OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the third quarter of fiscal years 2003 and 2002 were 21% and 20%, respectively and for the first nine months of fiscal years 2003 and 2002 were 42% and 23%, respectively. The higher percentage of cost of sales reflects a greater volume of hardware sold during the current nine month period compared to the comparable prior period, which had lower hardware and significantly higher software licensing revenues.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 40% and 40% for the third quarter and 41% and 45% for the first nine months, respectively, of fiscal year 2003 and 2002. The Company's support margins are highest on LanVision's proprietary software. Accordingly, margins improve as more customers are added.

Cost of Application-hosting services

The cost of application-hosting services includes compensation, benefits, and the cost of running the hosting center, including depreciation. As a percentage of application-hosting services revenues, the cost of application-hosting was 49% and 65% for the third quarter and 49% and 49% for the first nine months, respectively, of fiscal year 2003 and 2002. The increase in the total costs during both the third quarter and the first nine months, on a comparative basis, reflects the addition of the new data center, which opened in August 2002 in order to provide the capacity necessary for new clients. Prior thereto, the Company used an outsourced data center and incurred expenses only for the outsourcing data center resources it used, which were directly related to the application-hosting services revenues generated by the ASPeN Division. As the application-hosting revenues increase, the relative cost, as a percentage of revenues, declines.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the third quarter of fiscal year 2003, Selling, General and Administrative expenses decreased when compared with the comparable prior quarter primarily because of a reduction in legal expenses in conjunction with the settlement of certain litigation initiated by LanVision to defend its intellectual property. Demand for Medical Record Workflow (MRW) technologies and healthcare information access systems is growing and the frequency of requests for proposals received is increasing. Accordingly, the Company has increased its direct sales force to take advantage of current market opportunities. During the first nine months of fiscal year 2003, Selling, General and Administrative expenses were $2,392,369 compared with $2,572,838 in the comparable prior period. The net decrease is primarily the result of the litigation expense reduction and a settlement, recorded in the second quarter.

Product Research and Development

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the third quarter, research and development expenses were $509,923 compared with $517,455 in the comparable prior quarter.

During the nine months, research and development expenses were $1,554,029 compared with $1,567,288 in the comparable prior period. The decrease during the quarter is due to increased capitalized software and use of fewer outside contractors when compared to the prior comparable periods. The Company monitors closely and augments its Research and Development staff, as necessary, with outside contractors to assist with the development and testing of new products. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, $600,000 and $450,000 of product research and development costs in the first nine months of fiscal years 2003 and 2002, respectively.

Operating income

The operating income for the third quarter of fiscal year 2003 was $985,129 compared with operating income of $751,464 in the third quarter of fiscal year 2002. The net increase is primarily the result of an increase in revenues, offset by an increase in expenses.

The operating income for the first nine months of fiscal year 2003 was $1,338,671 compared with operating income of $1,932,810 in the first nine months of 2002. The decrease results primarily from a decrease in system sales software licensing revenues during the first two quarters, offset by increased services and application-hosting revenues during the first nine months.

Interest income consists primarily of interest on invested cash. The decreases in interest income results from lower cash balances available for investment and lower rates.

Interest expense relates primarily to the long-term debt and includes the interest expense on the capitalized leases.

Net earnings

The net earnings for the third quarter of fiscal year 2003 was $481,655 or $.05 per share compared with net earnings of $252,439 or $.03 per share in the third quarter of fiscal year 2002. The increase is the result of primarily higher revenues as noted above.

The net earnings for the first nine months of fiscal year 2003 was $19,459 or $.00 per share compared with net earnings of $552,340 or $.06 per share in the first nine months of fiscal year 2002. This decrease is the result of primarily lower revenues and higher costs as noted above.

Management continues to believe that the healthcare document imaging and workflow market is going to be a significant market and continues to make, the investments in the talent and technology necessary to establish the Company as a leader in this marketplace. The Company continues to believe that it is well positioned to experience significant revenue growth primarily through third party distributors and remarketing partners.

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

LanVision's customers typically have been well-established hospitals or medical facilities or major Healthcare Information Systems companies that resell LanVision's products, which have good credit histories and payments are received within normal periods for the industry. However, some healthcare organizations have experienced significant operating losses because of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments.

LanVision has no significant obligations for capital resources, other than as noted in note 6 to the financial statements included herein. The Company has received a nonbinding expression of interest to refinance our existing debt, in July 2004, at an attractive interest rate. The Company is continuing to seek additional sources to refinance this debt with the ultimate goal of retiring it completely, as quickly as practicable.

Although LanVision achieved its revenue goals in fiscal year 2002, LanVision's revenues were less than its internal plans in the first three quarters of the current fiscal year. However, over the last three fiscal years, LanVision has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses. This resulted in significant net cash outlays over the last three fiscal years. Although LanVision has reduced staffing levels and related expenses, increased revenues and improved operating performance, LanVision's expenses will continue to increase. Accordingly, to continue to achieve increasing profitability, and positive cash flow, it is necessary for LanVision to increase revenues or reduce expenses. LanVision believes that the requirement for healthcare organizations to become HIPAA compliant, and the signing of the IDX Information Systems Corporation Remarketing Agreement and the 3M Marketing and Referral Agreement should offer significant opportunities to increase revenues. LanVision believes that market opportunities are such that LanVision should be able to increase its revenues. However, there can be no assurance LanVision will be able to do so.

At October 31, 2003, LanVision had cash and cash equivalents of $4,750,839. Cash equivalents consist primarily of short-term commercial. Under the terms of its loan agreement, as amended, LanVision has agreed to maintain a minimum cash and cash equivalent balance of $3,800,000, which will be maintained through the maturity of the loan in July 2004. During the remainder of fiscal year 2003, $500,000 of long-term debt is required to be repaid to the lender. See also Note 6 to the financial statements regarding the accrued and unpaid interest, which will approximate $5,200,000 and is required to be paid to the lender in July 2004. LanVision intends to refinance all, or a portion, of the unpaid interest payable in July 2004.

LanVision has carefully monitored operating expenses during the last four fiscal years, and, based upon current revenue and expense projections, believes it will be able to achieve positive operating results in fiscal year 2003. Notwithstanding the increases in fiscal year 2001 and 2002 revenues and operating profit, for the near future LanVision will need to assess continually its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require lender approval. However, there can be no assurance LanVision will be successful in any of these efforts. If it is necessary to reduce significantly operating expenses, this could have an adverse effect on future operating performance.

LanVision believes that its present cash position, combined with cash generation anticipated from operations, will be sufficient to meet anticipated cash requirements during fiscal year 2003.

To date, inflation has not had a material impact on LanVision's revenues or expenses. In addition, LanVision does not have any significant market risk exposure at October 31, 2003.

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

At October 31, 2003, LanVision has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services) which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of approximately $2,780,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, LanVision has entered into application-hosting agreements, which are expected to generate revenues in excess of $4,000,000 over the remaining terms of the agreements.

LanVision's master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2002, 2001 and 2000 were approximately $4,176,000, $4,032,000 and $3,678,000, respectively. Maintenance and support revenues are expected to increase in 2003. At October 31, 2003, LanVision had Maintenance Agreements, purchase orders or royalty reports from customers or remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $1,026,000, through their respective renewal dates in fiscal year 2003 and 2004.

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

          11        Computation of Earnings Per Common Share

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

(*) Incorporated by reference.

(b)      Reports on Form 8-K

On December 10, 2003, the Company furnished a Form 8-K, reporting pursuant to
Item 12, the third fiscal quarter end October 31, 2003 Results of Operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   LANVISION SYSTEMS, INC.

DATE: December 10, 2003                       By:  /s/ J. BRIAN PATSY
                                                  ------------------------------
                                                   J. Brian Patsy
                                                   Chief Executive Officer and
                                                   President

DATE: December 10, 2003                       By:  /s/ PAUL W. BRIDGE, JR.
                                                  ------------------------------
                                                   Paul W. Bridge, Jr.
                                                   Chief Financial Officer and
                                                   Treasurer

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

    11           Computation of Earnings Per Common Share                      ***

    31.1         Certification Chief Executive Officer Pursuant to Section     ***
                 302 of the Sarbanes - Oxley Act of 2002

    31.2         Certification Chief Financial Officer Pursuant to Section     ***
                 302 of the Sarbanes - Oxley Act of 2002

    32.1         Certification by Chief Executive Officer pursuant to 18       ***
                 U.S.C. Section 1350, as adopted pursuant to Section 906
                 of the Sarbanes-Oxley Act of 2002.

    32.2         Certification by Chief Financial Officer pursuant to 18       ***
                 U.S.C. Section 1350, as adopted pursuant to Section 906
                 of the Sarbanes-Oxley Act of 2002.

*** Included herein