Form 10-K
period 2004-01-31
LANVISION SYSTEMS INC
filed 2004-04-08
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-28132

Lanvision Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	31-1455414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5481 Creek Road

Cincinnati, Ohio
(Address of principal executive offices)(Zip Code)

(513) 794-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.01 par value
(Title of Class )

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regula1ion S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.      ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by The Nasdaq Stock Market for the Registrant’s Common Stock on July 31, 2003, was $7,220,819.

      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 5, 2004: 9,030,032.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2004 are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as a part hereof.

FORWARD-LOOKING STATEMENTS

      In addition to historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements, included herein. These risks and uncertainties include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell LanVision products, the ability of LanVision to control costs, availability of products obtained from third-party vendors, the healthcare regulatory environment, healthcare information system budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risk factors that might cause such differences including those discussed herein, including in the sections entitled “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents LanVision files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

PART I

Item 1.     Business

General

      LanVision Systems, Inc. (LanVision™ or the Company) is a healthcare information technology company focused on solutions that improve document-centric information flows and complement and enhance existing transaction-centric healthcare information systems. The Company’s workflow and document management solutions bridge the gap between current, predominantly paper-based processes and transaction-based healthcare information systems by 1) electronically capturing document-centric information from disparate sources, 2) electronically directing that information through vital business processes, and 3) providing access to the information to authenticated users (such as physicians, nurses, administrative and financial personnel and payers) across the continuum of care.

      The company’s workflow-based products and services offer solutions to specific healthcare business processes within the revenue cycle, such as remote coding, abstracting and chart completion, remote physician order processing, pre-admission registration scanning, insurance verification, denial management, secondary billing services, explanation of benefits processing and release of information processing.

      LanVision’s products and services also create an integrated document-centric repository of historical health information that is complementary and can be seamlessly “bolted on” to existing transaction-centric clinical, financial and management information systems, allowing healthcare providers to aggressively move toward fully Electronic Medical Record (EMR) processes while improving service levels and convenience for all stakeholders. These integrated systems allow providers and administrators to dramatically improve the availability of patient information while decreasing direct costs associated with document retrieval, work-in-process, chart completion, document retention and archiving.

      LanVision’s systems can be provided on a subscription basis via remote application-hosting services or installed locally. LanVision provides its ASPeNSM, Application Service Provider-based remote hosting services to The University Hospital, a member of The Health Alliance of Greater Cincinnati, M.D. Anderson Cancer Center and Children’s Medical Center of Columbus, OH among others. In addition, LanVision has installed its workflow and document management solutions at leading healthcare providers including Stanford Hospital and Clinics, the Albert Einstein Healthcare Network, Beth Israel Medical Centers, the University of Pittsburgh Medical Center, Medical University Hospital Authority of South Carolina, and Memorial Sloan-Kettering Cancer Center.

      LanVision’s applications allow authenticated users, such as physicians, nurses, administrative and financial personnel, and payers with access to patient healthcare information that exists in disparate systems across the continuum of care and improve operational efficiencies through business process re-engineering and automating labor-intensive and demanding paper environments. LanVision’s applications and services are complementary to existing clinical and financial systems, and use document imaging and advanced workflow tools to ensure users can electronically access both “structured” and “unstructured” patient data and all the various forms of clinical and financial healthcare information from a single permanent and secure repository, including clinician’s handwritten notes, laboratory reports, photographs, insurance cards, etc.

      LanVision’s workflow solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access and utilize LanVision’s advanced technological workflow applications to process the document-centric information, on a real-time basis from virtually any location, including the Physician’s desktop, using Web-based technology. LanVision’s solutions integrate its own proprietary imaging platform, application workflow modules and image and web-enabling tools that allow for the seamless merger of “back office” functionality with existing Clinical and Financial Information Systems at the desktop.

      LanVision offers its own document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, LanVision’s applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, LanVision has integrated its products with selected systems from Siemens Medical Solutions Health Services Corporation (Siemens), and Cerner Corporation and IDX Information Systems Corporation (IDX) applications. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Electronic Medical Record. LanVision’s systems deliver on-line enterprisewide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.

      LanVision operates in one segment as a provider of health information technology solutions that streamline document-centric information flows. The financial information required by Items 101(b) of Regulation S-K is incorporated herein by reference from Item 6 Selected Financial Information of this Form 10-K.

      Historically, LanVision has derived most of its revenues from systems sales, recurring application-hosting subscriptions services, recurring maintenance fees and professional services involving the licensing, either directly or through remarketing partners, of its Medical Record Workflow and Revenue Cycle Management solutions to Integrated Healthcare Delivery Networks (IDN). In a typical transaction, LanVision, or its remarketing partners, enter into a perpetual license or fee-for-service subscription agreement for LanVision’s software application suite and may license or sell other third-party software and hardware components to the IDN. Additionally, LanVision, or its remarketing partners provide professional services, including implementation, training, and product support.

      With respect to systems sales, LanVision earns its highest margins on proprietary LanVision software or application-hosting services and the lowest margins on third-party hardware. Systems sales to customers may include different configurations of LanVision software, hardware and professional services, resulting in varying margins among contracts. The margins on professional services revenues fluctuate based upon the negotiated terms of the agreement with each customer and LanVision’s ability to fully utilize its professional services, maintenance, and support services staff.

      Beginning in 1998, LanVision began offering customers the ability to obtain its workflow solutions on an application-hosting basis as an Application Service Provider (ASP). LanVision established a hosting data center and installed LanVision’s suite of workflow products, called ASPeN (Application Service Provider eHealth Network) within the hosting data center. Under this arrangement, customers electronically capture information and securely transmit the data to the hosting data center. The ASPeN services store and manage the data using LanVision’s suite of applications, and customers can view, print, fax, and process the information from anywhere using the LanVision Web-based applications. LanVision charges and recognizes revenue for these ASPeNservices on a per transaction or subscription basis as information is captured, stored, retrieved and processed.

      The decision by a healthcare provider to replace, substantially modify, or upgrade its information systems is a strategic decision and often involve a large capital commitment requiring an extended approval process. Since inception, LanVision has experienced extended sales cycles, which has adversely affected revenues. It is not uncommon for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter-to-quarter operating results. These agreements cover the entire implementation and maintenance of the system and specify the installation schedule, which typically takes place in one or more phases. The licensing agreements generally provide for the licensing of LanVision’s proprietary software and third-party software with a perpetual or term license fee that is adjusted depending on the number of concurrent users or workstations using the software. Third-party hardware is sold outright, with a one-time fee charged for installation and training. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with LanVision’s ASPeN services solution, the application-hosting services agreements generally provide for utilizing LanVision’s software and third-party software on a fee per transaction or recurring subscription basis.

      ASPeN services was designed to overcome obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for Healthcare Information Systems personnel to implement new systems. LanVision believes that IDN’s and smaller healthcare providers are looking for this type of ASP application because of the ease of implementation and lower entry-level costs. LanVision believes its business model is especially well suited for the medium to small acute care facility marketplace as well as the ambulatory marketplace and is actively pursuing remarketing agreements, in addition to those discussed below, with other Healthcare Information Systems (HIS) and staff outsourcing providers to distribute LanVision’s workflow solutions.

      Generally, revenues from systems sales are recognized when an agreement is signed and products are made available to end-users. Revenue recognition related to routine installation, integration and project management are deferred until the work is performed. If an agreement requires LanVision to perform services and modifications that are deemed significant to system acceptance, revenues are recorded either on the percentage-of-completion method or revenue related to the delivered hardware and software components is deferred until such obligations are deemed insignificant, depending on the contractual terms. Revenues from consulting, training, and application-hosting services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of the revenue are classified as deferred revenues. Revenues recognized prior to progress billings to customers are recorded as contract receivables.

      In 2002, LanVision entered into a five year Remarketing Agreement with IDX Information Systems Corporation. Under the terms of the agreement, IDX was granted a non-exclusive worldwide license to distribute all LanVision workflow software including accessANYwareTM, codingANYwareTM, and ASPeN application-hosting services to IDX customers and prospective customers, as defined in the Remarketing Agreement.

      Under the terms of this Remarketing Agreement, IDX remits royalties to LanVision based upon IDX sublicensing LanVision’s software to IDX’s customers. Thirty percent of the royalty is due 45 days following the end of the month in which IDX executes an end-user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty report. The remaining seventy percent of the royalty is due from IDX, in varying amounts based on implementation milestones, 45 days following the end of the month in which a milestone occurs. LanVision records this revenue when the seventy percent payment due from IDX is fixed and determinable, which is generally when the products are made available to end-users.

      In 2002, LanVision entered into a Marketing and Referral Agreement with the 3M Health Information Systems, a division of Minnesota Mining & Manufacturing Co., whereby 3M Health Information Systems and LanVision entered into a referral marketing agreement for its new product codingANYware.

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

      Today, the majority of the patient records are paper-based. The inefficiencies of paper-based records increase the cost of patient care. Physicians often cannot gain access to medical records at the time of patient visits, and multiple users cannot simultaneously access the record when only a single copy of the paper-based patient record is available. Based upon LanVision’s experience in installing its systems, a typical 500 bed hospital can produce 15,000 to 20,000 pages of new patient information each day even with computerized admission, billing, laboratory and radiology systems, and individual physician document retrieval requests can be as high as 100 documents per physician per day. The volume of medical images in the patient record is expanding as well. In addition to images such as x-rays and CAT scans, MRI’s, new image forms such as digitized slides, videos and photographs proliferate. Thus, the ability to store and retrieve images of voluminous paper records and medical images on a timely basis is a critical feature of a complete Computerized Patient Record.

      In order to simultaneously reduce costs and enhance the level of patient care, hospitals and other healthcare providers are requiring comprehensive, cost-effective information systems that deliver rapid access to fully updated and complete patient information. Traditional Healthcare Information Systems are inadequate because: (i) they do not capture large amounts of the patient records which are paper-based and stored in various sites throughout the enterprise; (ii) computerized patient data is generated using a variety of disparate systems which cannot share information; and (iii) multimedia medical information such as x-rays, CAT scans, MRI’s, video and audio information are frequently inaccessible at the point of patient care. Accordingly, hospitals and other healthcare providers have begun to increase their information systems expenditures. In the eleventh Annual Healthcare Information and Management Systems Society (HIMSS) Leadership Survey, healthcare business issues were driving Information Technology priorities with over half of the respondents indicating that cost pressures would continue to be a driving force in improving operational efficiencies. Included in the top ten Information Technology priorities was the implementation of Computerized Patient Records. Respondents believe that implementing eHealth and HIPAA (Health Insurance Portability and Accountability Act of 1996) strategies (See Regulations Relating to Confidentiality below) will consume most of the Information Technology budget, because use of interactive eHealth solutions has become a competitive advantage. Providers, payers and suppliers know that the consequences of ignoring an eHealth Strategy will result in the loss of market share.

      LanVision believes that the HIPAA regulations will be an additional impetus for IDN’s to embrace LanVision products and services as a means of ensuring compliance with Federal Regulations. A Medical Records Institute survey of Electronic Health Records Trends and Usage reported that one of the more interesting findings indicated that 83% of the respondents acknowledge that Electronic Medical Record systems can help improve workflow, 78% said that such systems can help improve clinical documentation, and 77% said EMRs will help improve patient safety.

      Document imaging and workflow technologies are essential elements of a complete EMR because they allow for the storage of unstructured data (i.e., patient record elements other than data or text, such as hand written physician or nursing notes and physician orders, photographs, images of a document) and they enable digitized x-rays, CAT scans, MRI’s, video and audio information to be accessed and delivered to the caregiver at the point of patient care. LanVision believes the demand for its Medical Record Workflow solutions, which can supply document-imaging capabilities to the EMR, will increase in future years.

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

Regulations Relating to Confidentiality

      Federal and state laws regulate the confidentiality of patient records and the circumstances under which such records may be released. These regulations govern both the disclosure and use of confidential patient health information. Regulations governing electronic health data privacy are evolving as the final Federal Regulations are published. The Health Insurance Portability and Accountability Act of 1996, enacted August 22, 1996, is designed to improve the efficiency of healthcare by standardizing the interchange of specified electronic data, and to protect the security and confidentiality of Protected Health Information (PHI). The legislation requires that covered entities comply with national standards for certain types of electronic health information transactions and the data elements used in such transactions, and adopt policies and practices to ensure the integrity and confidentiality of PHI.

      Regulations adopted pursuant to HIPAA include rules addressing several areas. Compliance with the new Privacy Rule was required by most covered entities (other than small health plans) by April 2003. The final Privacy Rule also extended the scope of enforcement to PHI residing on non-electronic media, such as paper, as well as to email, oral and written communications. The regulations under the Security Rule were effective in April 2003, with a compliance date of April 2005. Small health plans have until April 2006 to comply with the Security Rule. LanVision believes that the regulations issued to date would not have a material adverse affect on its business. LanVision cannot predict the potential impact of the regulations that have not yet been released or made final, or any other regulations that might be adopted. Congress may adopt legislation that may change, override, conflict with, or preempt the currently issued regulations. Additionally, legislation governing the dissemination of patient health information is also from time to time proposed and debated at the state level. These laws or regulations, when adopted, could restrict the ability of customers to obtain, use, or disseminate patient health information. LanVision believes that the features and architecture of LanVision’s products are such that it currently supports or should be able to make the necessary modifications to its products, if required, to ensure support of the HIPAA regulations, and other legislation or regulations.

      However, if the regulations are unduly restrictive, this could cause delays in the delivery of new versions of products and adversely effect the licensing of LanVision’s products. Overall, LanVision believes the HIPAA regulations will stimulate healthcare organizations to purchase computer-based Electronic Medical Record systems that automate the collection, use, and disclosure of patient health information, while maintaining appropriate security and audit controls over the information. However, there can be no assurance that an increase in the purchase of new systems or additional use of LanVision application-hosting services will occur.

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

Changes and Consolidation in the Healthcare Industry

      LanVision derives substantially all of its revenues from the licensing of software, providing professional services and maintenance services and providing application-hosting services within the healthcare industry. Accordingly, the success of LanVision is dependent upon the regulatory and economic conditions in the healthcare industry. Many healthcare providers are consolidating to establish integrated delivery networks to take advantage of economies of scale, greater marketing power and greater leverage in negotiating with venders who supply the industry with the goods and services they require. The impact of such consolidations, LanVision believes, will benefit LanVision as more healthcare organizations investigate methods to streamline operations, including outsourcing non-core services to reduce costs and improve the quality of patient care through the use of information technology, especially in the paper intensive area of Patient Medical Records and Patient Financial Services.

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

Warranties and Indemnities

      LanVision’s products are very complex and may not be error free, especially when first released. Failure of any LanVision product to operate in accordance with its specifications and documentation could constitute a breach of the license agreement and require LanVision to correct the deficiency. If such deficiency is not within the agreed upon contractual limitations on liability and cannot be corrected in a timely manner, it could constitute a material breach of a contract allowing the termination thereof and possible subjecting LanVision to liability. Also, LanVision indemnifies its customers against third-party infringement claims. If such claims are made, even if they are without merit, they could be expensive to defend. If LanVision becomes liable to a third-party for infringement of their intellectual property, LanVision could be required to pay substantial amounts as damages, obtain a license to use the infringing technologies, develop its own noninfringing technologies, or cease using the infringing intellectual property.

Competition

      Several companies historically have dominated the Healthcare Clinical Information System software market and several of these companies have either acquired, developed or are developing their own document imaging and workflow technologies. The industry is currently undergoing consolidation and realignment as companies position themselves to compete more effectively. Strategic alliances between vendors offering Medical Record Workflow and document imaging technologies and vendors of other healthcare systems are increasing. Barriers to entry to this market include technological and application sophistication, the ability to offer a proven product, a well-established customer base and distribution channels, brand recognition, the ability to operate on a variety of operating systems and hardware platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities. LanVision believes that these barriers taken together represent a moderate to high level barrier to entry. Foreign competition has not been a significant factor in the market, to date.

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

      LanVision believes that its principal competitors are: American Management Systems, Incorporated; Cerner Corporation; Eclipsys Corporation; Hyland Software, Inc.; McKesson HBOC, Inc.; MedPlus, Inc. (a subsidiary of Quest Diagnostics Incorporated); Perceptive Vision, Inc.; Siemens Medical Solutions Health Services Corporation; and SoftMed Systems, Inc. Cerner Corporation and Siemens Medical Solutions Health Services Corporation are both developing competitive products and applications.

The LanVision Solution

      LanVision’s products and services streamline document-centric information flows and provide Medical Record Workflow and Patient Financial Services Workflow solutions for the patient information access needs of hospitals and integrated healthcare delivery networks. LanVision’s systems enable medical and administrative personnel to rapidly and efficiently capture, store, manage, route, retrieve and process vast amounts of clinical and financial patient information.

      LanVision’s systems: (i) capture and store electronic data from disparate hospital information systems through real-time, computerized interfaces; (ii) provide applications for efficiently scanning and automatically indexing paper-based records; (iii) allow storage of a patient’s lifetime medical record on secure media which also provides rapid access to high volumes of data enterprisewide; (iv) provide technologically advanced workflow automation software to facilitate the re-engineering of business processes; and (v) incorporate physician-oriented interfaces that allow the user to easily locate and retrieve patient information in the hospital or clinical setting, including the point of patient care.

      LanVision’s Medical Record Workflow and Patient Financial Services Workflow solutions provide financial, administrative, and clinical benefits to the healthcare provider and facilitate more effective patient care. These benefits include: improved access to patient information to assist in making informed clinical and financial decisions; reduced costs for administrative personnel due to increased workflow efficiency, as data can be routed within an organization to all users who need to process that information simultaneously or in sequence as required; increased productivity through the elimination of file contention by providing multiple users simultaneous access to patient medical records; reduced costs and improved care through the reduction of unnecessary testing and admissions; improved cash flow through accelerated account receivable collections and reductions in “technical denials” (which occur when a third-party payer refuses payment because of the provider’s inability to substantiate billing claims due to loss of portions or all of the patient record); expedited treatment decisions, and fewer redundant tests as a result of timely access to complete information; fewer medical record errors by minimizing misfiled, lost and improperly completed records; and increased security of patient information through improved controls on access to confidential data and the creation of audit trails that identify the persons who accessed or even tried to access such information.

The LanVision Strategy

      LanVision’s objective is to continue to be a leading provider of Medical Record and Patient Financial Services Workflow solutions to the healthcare industry. Important elements of LanVision’s business strategy include:

Expand Distribution Channels

      LanVision estimates the market for LanVision’s products and services could be in excess of $1 billion, and the market is less than 10% penetrated. A recent healthcare industry report stated that in order to comply with the HIPAA healthcare information electronic transmission regulations, healthcare systems will need to adjust existing systems or purchase new Information Technology systems, hire and retrain staff, and make significant changes to the current processes associated with maintaining patient privacy, the cost of which is estimated to be somewhere between three to four times the amount of expenditures required for Year 2000 remediation, or an amount in excess of $25 billion. LanVision strongly believes its highly evolved, secure and technologically advanced Web browser-based ASP solutions will position LanVision to take advantage of, what it continues to believe will be, significantly increasing market opportunities for LanVision and its distribution partners in the future.

      In 2002, LanVision entered into a five year Remarketing Agreement with IDX Information Systems Corporation, which offers a wide variety of patient care products to integrated delivery networks, group practices, academic medical centers, radiological centers, and hospitals nationwide. IDX has installed its products at more than 2,600 customer sites with systems deployed to serve over 120,000 physicians. Under the terms of the Agreement, IDX was granted a non-exclusive worldwide license to distribute all LanVision applications, and ASPeN services to IDX customers and prospective customers, as defined in the Agreement.

IDX’s will sell LanVision’s Electronic Medical Record Workflow and document imaging products as an integrated component of the IDX clinical information systems, which IDX can remarket as an integrated solution with either IDX product Carecast™ or LastWord®.

      In 2002, LanVision entered into a new two year Marketing and Referral Agreement with the 3M Health Information Systems, a division of the Minnesota Mining and Manufacturing Company, whereby 3M and LanVision will refer prospective customers for the other’s products and services. 3M will refer potential customers to use the LanVision codingANYware software and LanVision will refer potential customers to use the 3M healthcare products, including their coding and reimbursement software, which is complementary to the LanVision codingANYware software.

      It is LanVision’s intention to develop additional remarketing alliances with other Healthcare Information Systems, Medical Records management, and Medical Records outsourcing vendors and to explore other means of expanding LanVision’s distribution channels.

Application Service Provider Application-hosting Services

      Beginning in 1998, LanVision began offering customers the ability to obtain its workflow solutions on an application-hosting basis as an Application Service Provider. LanVision established a hosting data center and installed LanVision’s suite of workflow products, called ASPeN within the hosting data center, which utilizes LanVision’s Web browser-based applications across an Internet/ Intranet, to deliver high quality, transaction-based services to healthcare providers from a centrally located data center. ASPeN enables its healthcare customers to achieve enhanced patient care, improved security, and accessibility to patient records at significant cost savings with minimal up-front capital investment, maintenance, and support costs. Customers realize benefits more quickly, with less economic risk. Customers are charged on a per transaction or subscription basis, which is an attractive alternative to purchasing an in-house system. This service is made possible through the advancement of Web browser-based technology, state-of-the-art communication technology and advanced software design.

Maintain Technological Leadership Through the Development of New Software Applications and Increased Functionality of Existing Applications

      LanVision intends to continue its product development efforts and increase the functionality of existing applications along with the development of new applications using document imaging and workflow technologies. In particular, LanVision intends to increase the functionality of its Web-based applications. LanVision has continued to add new features and functionality to its suite of products, including revenue cycle management solutions such as remote coding, remote physician order processing, pre-admission registration scanning, insurance verification, denial management, secondary billing services, explanation of benefits processing, etc.

      LanVision has released its latest generation product, accessANYware, a Web-based application with a user interface that includes the best features of LanVision’s entire product portfolio. The accessANYware application utilizes a common database for medical records and patient financial services, thereby improving system administration and eliminating redundant data entry.

      LanVision has implemented its first revenue cycle products, codingANYware, an application that provides workflow automation of the coding and abstracting process by allowing hospital personnel to electronically access documents to be coded and abstracted from remote locations, including the employee’s home. The codingANYware product can also be integrated with third-party encoding or abstracting software, such as 3M, thus avoiding redundant data entry.

      LanVision believes only the most robust, flexible, dependable products will survive in the healthcare market, and LanVision has attempted to establish itself as the leader in document imaging/management and workflow applications through strong product development.

Image-Enable Clinical Data Repositories and Other Applications Software

      Today, healthcare information is often stored on numerous dissimilar host-based and departmental systems that are spread throughout an enterprise and are not integrated. Additionally, these current systems do not address the data stored on paper or the increasing volume of medical images such as CAT scans, MRI’s, digitized slides, exploratory scopes, photographs, audio, etc. LanVision believes the efficiencies and productivity of hospitals and integrated healthcare delivery networks can be greatly enhanced by seamlessly integrating their historical information systems with document imaging and workflow applications. Physicians, clinicians, and other healthcare users then have access to the complete patient medical record, including the structured data, such as a laboratory results, and the related unstructured data, or a doctor’s hand written notes. LanVision has image-enabled many popular Clinical Data Repositories, such as those offered by Oacis Healthcare Holdings Corp., IDX Information Systems Corporation, and Cerner Corporation. LanVision is marketing image-enabling technology through its accessANYware, and LanVision Application Bridge products. LanVision intends to continue to aggressively market its unique image-enabling solutions to end-users and other third-party software application providers. LanVision has several large scale, Enterprisewide image enabled sites, including Memorial Sloan-Kettering Cancer Center which utilizes LanVision’s solution on over 7,000 workstations and over 1,150 simultaneous users at any point in time.

Systems and Services

      LanVision’s systems employ an open architecture that supports a variety of operating systems, including Microsoft Windows XP, Windows 2000 and UNIX. LanVision’s systems can be configured with various hardware platforms, including INTEL-compatible personal computers. LanVision’s systems include a user interface designed specifically by LanVision for physicians and other medical and administrative personnel in hospitals and integrated healthcare networks. LanVision’s systems operate on multiple imaging platforms, including Siemens and FileNet in addition to its own proprietary document imaging platform. LanVision’s Medical Record Workflow solutions incorporate advanced features, including workflow and security features that allow customers to restrict direct access to confidential patient information, secure patient data from unauthorized indirect access and have audit trail features.

      A brief description of LanVision’s products follows:

      LanVision products and services are built using advanced document imaging/management and workflow automation technology to create robust Medical Records and Revenue Cycle Workflow solutions. Document imaging technology makes paper-based information, as well as medical images, sound and video information as readily available and easy to process as traditional electronic data. Workflow automation offers intelligent electronic routing of documents and sophisticated management tools and reporting to increase efficiency and to support business process re-engineering efforts.

      LanVision’s products and services were designed to be complementary with existing third-party HIS and ASP-based services, providing value-added functionality to these third-party applications, including the following:

•	the ability to gain seamless electronic access to medical records, business office documents and medical images (unstructured data),

•	workflow-based automated chart deficiency analysis and completion,

•	workflow-based automated release of information and billing,

•	workflow-based remote coding and seamless integration to third-party encoder and abstracter software,

•	workflow-based physician order routing for scheduling,

•	workflow-based financial screening and routing of patient financial ability to pay information,

•	computer aided data extraction solutions using OCR technology to scan, extract, verify and input into existing information systems data,

•	EOB 835 processing for electronic filing of Explanation of Benefits documents, and

•	archival support for a legal/historical repository of patient information.

      LanVision has developed innovative application tool sets to “image and web-enable” existing HIS clinical and patient financial services applications, thus allowing clients to have a common graphical user interface on a universal workstation. LanVision has also developed its own proprietary document imaging middleware (Foundation Suite) to efficiently provide the object-oriented business processes common to all of its applications, such as scanning/indexing, faxing/printing, data archiving migration, security and auditing. Through its application software, document imaging middleware, and its workflow, image and web-enabling tools, LanVision allows the seamless merging of its Medical Record and Patient Financial Services department “back office” functionality with existing clinical information systems at the desktop.

      For maximum flexibility, the most current LanVision family of products and services accessANYware is packaged into four distinct offerings: the Health Information Management (HIM) Suite, the Patient Financial Services (PFS) Suite, the Enterprise Suite; and a set of Productivity Tools.

      The accessANYware family of products is LanVision’s fifth-generation document-centric repository of historical health information that is complimentary and can be seamlessly “bolted on” to existing transaction-centric clinical, financial and management information systems, allowing healthcare providers to aggressively move toward fully Electronic Medical Records. It allows authorized users to perform document searching, retrieval, viewing, processing, printing and faxing, as well as report generation all from a single login.

HIM Suite

      The HIM Suite includes accessANYware — Patient Folders, Completion Workflow, releaseANYwareTM, codingANYware, the LanVision Application Bridge and the LanVision Productivity Tools.

accessANYware — Patient Folders

accessANYware — Patient Folders is a web-based application that provides hospital organizations the ability to electronically store, search and retrieve medical records from any location within the facility, physician offices, off-site clinics and even from home. In addition, accessANYware — Patient Folders provides a complete web-based chart deficiency management system that includes analysis, electronic signature and management reports — all from a single login. accessANYware — Patient Folders allows the user to securely view the entire medical record from a visit view or a category-based longitudinal view of historical patient information.

Completion Workflow

The Completion Workflow application is an integrated module of accessANYware that provides analysts and clinicians the ability to remotely analyze, electronically sign and complete deficient records. In addition to a single login, accessANYware delivers a single user interface and integrated database. Therefore, from a single login to the system, users with appropriate security have the ability to search and retrieve information regarding patients and cases (for chart analysis), view, print and fax patient documents, as well as analyze or complete deficient documents, via the Completion Workflow module. The functions presented to the user vary with the user’s security. For example, if the user is a clinician, he/she is presented with an inbox function that displays a list of incomplete charts (awaiting completion) and a list of “linked” patients assigned to them. The clinician then has the option to complete deficient charts or retrieve patient information via searching or by clicking on the “linked” patients within their inbox. This access may occur from any workstation within the facility, the physician’s office, or some other remote site. With proper security, the user is able to view, print and fax patient information.

releaseANYware

LanVision clients also have the option of further enhancing the productivity of their operations through the releaseANYware workflow module which fulfills internal and external requests for patient information and allows for automatic invoicing capability. It also provides the ability to electronically search for, print, mail or fax information to third parties that request copies of patient records.

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

PFS Suite

      The PFS Suite includes accessANYware — Non Patient Folders, Orders Management Workflow, Financial Screening Workflow, Denial Management and Cash Posting Workflow, an EOB 835 interface, and the LanVision Productivity Tools.

accessANYware — Non Patient Folders

accessANYware — Non Patient Folders is a web-based business tool that allows any department of a healthcare organization the ability to store, retrieve and process document-centric information using a site-defined electronic folder hierarchy with a user-friendly interface. accessANYware — Non Patient Folders provides document imaging and workflow capabilities for a hospital organization’s enterprise-wide departmental needs, such as Patient Financial Services, Business Office, Human Resources, Materials Management, Medical Staff Office, Purchasing and virtually any other department that has document intensive storage, retrieval and processing needs.

Orders Management Workflow

Orders Management Workflow — provides automatic routing of physician orders to the appropriate personnel for scheduling patient appointments.

Financial Screening Workflow

Financial Screening Workflow — provides automatic creation and routing of documentation for patients that do not have the ability to pay which the hospital can use to qualify the patient for other assistance.

Denial Management and Cash Posting Workflow

Denial Management and Cash Posting Workflow, which is currently under development, will provide Root Cause Analysis by collecting data on denied claims which allows the facility to actually solve the problems that are responsible for claim denial instead of reworking the same issues month after month.

EOB 835 Interface

EOB 835 Interface provides automatic filing of electronic remittance advices and Explanation of Benefits documents by patient.

     Enterprise Suite

      The Enterprise Suite is a full offering of LanVision products including the HIM Suite, the PFS Suite, codingANYware and LVAB (See Below).

Productivity Tools

      The Productivity Tools provide a comprehensive set of workflows, including: (i) a customizable workflow engine for business process re-engineering, (ii) single sign-on and context management, (iii) non-invasive image enabling of third-party software applications, and (iv) E-Forms management.

The LanVision Application Bridge (LVAB)

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

The Foundation Suite

      The Foundation Suite is robust middleware architecture for document imaging/management infrastructure, built for maximum performance in high document volume settings and optimized for the healthcare industry. The features resident in the Foundation Suite were built around patient-oriented objects that result in more efficient code and rapid delivery to market of new applications. The Foundation Suite is designed in a reusable object-oriented environment, utilizing a 32-bit Windows NT-based architecture that provides the following essential document imaging/management functions: security, auditing, data access, printing/faxing, scheduling, data archiving migration and full problem diagnosis. The Foundation Suite offers the following unique enhanced security and auditing functions that facilitate HIPAA Compliance and are essential to integrated delivery networks in a multi-entity environment:

•	multiple levels of security (administrative, user, patient, document, workstation, physical location, and healthcare entity) configurable by user, workstation and location, and

•	full audit trails and reporting of every record viewed, printed, faxed, processed, or unauthorized login attempts at the patient encounter or document level.

ASPeN Application Service Provider eHealth Network

      LanVision’s ASPeN, ASP-based Medical Record and Patient Financial Services network, offers healthcare providers an even more cost-effective solution to manage patient information. Through its use of Internet/ Intranet technology, ASPeN helps hospitals and integrated delivery networks overcome the barriers of high capital and start-up costs as well as the technological burdens of implementing a document imaging/management and workflow system. ASPeN delivers Medical Record, coding and Patient Financial Services applications to its healthcare customers on an outsourced basis from a central data center. Hospitals and integrated delivery systems can therefore take advantage of a private Intranet or the Web, the lowest cost network infrastructure, for truly enterprise-wide, secure access to healthcare information.

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

      Product research and development expense was $2,053,901, $2,195,315 and $2,154,949 in 2003, 2002 and 2001, respectively. In addition, LanVision also capitalized $800,000, $600,000 and $500,000 of software development expenditures in 2003, 2002 and 2001, respectively.

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
Harris Methodist Hospital, Fort Worth, TX
UPMC Health System, Pittsburgh, PA

ASPeN Application-hosting Customers:

The Health Alliance of Greater Cincinnati, Cincinnati, OH
Children’s Hospital, Columbus, OH
M. D. Anderson Cancer Center, Houston, TX
Pattie A. Clay Regional Medical Center, Richmond, KY
RevenueMed, Inc., Alpharetta, GA

      In addition to the institutions listed above, Siemens Medical Solutions Health Services Corporation has sold and installed selected LanVision products at nine healthcare organizations and IDX has sold LanVision’s suite of products to six healthcare organizations as of January 31, 2004.

      In fiscal year 2003, IDX Information Systems, M. D. Anderson Cancer Center, and OhioHealth Corporation accounted for 30%, 12% and 6%, respectively, of LanVision’s total revenues. In fiscal year 2002, IDX Information Systems, Memorial Sloan-Kettering Cancer Center, and Siemens Medical Solutions accounted for 18%, 12% and 9%, respectively, of LanVision’s total revenues. In fiscal year 2001, Siemens Medical Solutions, Memorial Sloan-Kettering Cancer Center, and The Health Alliance of Greater Cincinnati accounted for 25%, 11% and 7%, respectively, of LanVision’s total revenues.

      The small number of customers, the dependence on remarketing partner IDX, and extended sales cycles has contributed to variability in quarterly and annual operating results. LanVision expects that as its customer base continues to increase, and sales through its Remarketing Agreements increase and the actions of any one customer will have less of an effect on its quarterly and annual operating results. The loss of a major customer or the remarketing partner IDX could have a material adverse effect on LanVision.

Signed Agreements — Backlog

      See also ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Backlog, for an explanation of the current year backlog compared with the prior year backlog.

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

      At January 31, 2004, LanVision has agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services) which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of approximately $2,862,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, LanVision has entered into application-hosting agreements, which are expected to generate revenues in excess of $3,450,000 through their respective renewal dates in fiscal years 2004 and 2005.

      LanVision’s master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2003, 2002 and 2001 were approximately $4,712,000, $4,176,000 and $4,032,000, respectively. Maintenance and support revenues are expected to increase in 2004. At January 31, 2004, LanVision had Maintenance Agreements, purchase orders or royalty reports from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $2,557,000, through their respective renewal dates in fiscal years 2004 and 2005.

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

Royalties

      LanVision incorporates software licensed from various vendors into its proprietary software. In addition, third-party, stand-alone software is required to operate LanVision’s proprietary software. LanVision licenses these software products, and pays the required royalties and/or license fees when such software is delivered to LanVision’s customers.

Employees

      As of January 31, 2004 LanVision had 75 full-time employees. In addition, LanVision utilizes independent contractors to supplement its staff, as needed. None of LanVision’s employees are represented by a labor union or subject to a collective bargaining agreement. LanVision has never experienced a work stoppage and believes that its employee relations are good.

      Copies of documents filed by LanVision Systems, Inc. with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found at the website www.lanvision.com as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Copies can be downloaded free of charge from the LanVision web site or directly from the Securities and Exchange Commission web site, http://www.sec.gov/cgi-bin/srch-edgar.

      Also, copies of LanVision’s annual report will be made available, free of charge, upon written request to the Company.

Item 2.     Properties

      LanVision’s principal offices are located at 5481 Creek Road, Cincinnati, Ohio 45242-4001. The offices consist of approximately 15,000 square feet of space under a lease that expires in January 2005. In addition, LanVision leases dedicated collocation high security data center space in two locations in the Cincinnati, OH area, for the ASPeN Services, application-hosting data center operations, which leases expire in June 2004, but have automatic renewal provisions. The current rental expense for all of these facilities approximates $244,000 annually.

      LanVision believes that its facilities are adequate for its current needs and that suitable alternative space is available to accommodate expansion of LanVision’s operations.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The names, ages, and positions held by the Executive Officers of LanVision on April 5, 2004 are:

			Elected to
Name	Age	Position(1)	Present Position(2)

J. Brian Patsy	53	Chairman of the Board, President,	1989
		Chief Executive Officer, and Director
Eric S. Lombardo	51	Executive Vice President, Corporate	1989
		Secretary, and Director
Paul W. Bridge, Jr.	60	Chief Financial Officer, and Treasurer	2001
Donald E. Vick, Jr.	40	Controller, and Assistant Treasurer	2002

(1)	All current officers of LanVision hold office until their successors are elected and qualified or until any removal or resignation. Officers of LanVision are elected by the Board of Directors and serve at the discretion of the Board. For purposes of the descriptions of the background of LanVision’s Executive Officers, the term “Company” refers to both LanVision Systems, Inc. and its predecessor LanVision, Inc.

(2)	Represents date of election to Registrant or its predecessor.

      J. Brian Patsy is a co-founder of LanVision and has served as the President and a Director since LanVision’s inception in October 1989. Mr. Patsy was appointed Chairman of the Board and Chief Executive Officer in March 1996. Mr. Patsy has over 31 years of experience in the information technology industry.

      Eric S. Lombardo is a co-founder of LanVision and has served as a Director since LanVision’s inception in October 1989 and as Executive Vice President of LanVision since May 1990. Mr. Lombardo has over 29 years of experience in the information technology industry.

      Paul W. Bridge, Jr. joined LanVision in 1996, as Controller. In January 2001, he assumed the additional responsibility of Chief Financial Officer. From 1993 until he joined LanVision, Mr. Bridge served as Controller of Cincom Systems, Inc., an international software development and marketing company. Mr. Bridge is a Certified Public Accountant (inactive).

      Donald E. Vick, Jr. joined LanVision in 1997, as Assistant Controller. In 2002 he was appointed Controller and Assistant Treasurer. Prior to joining LanVision, Mr. Vick served as Assistant Controller of Cincom Systems, Inc., an international software development and marketing company. Mr. Vick is a Certified Public Accountant and has over 17 years of experience in the information technology industry.

      There are no family relationships between any Director or Executive Officer and any other Director or Executive Officer of the Registrant.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      (a) The Company’s Common Stock trades on The Nasdaq SmallCap Market under the symbol LANV. The table below sets forth the high and low sales prices for LanVision Systems, Inc. Common Stock for each of the quarters in fiscal years 2003 and 2002, as reported by The Nasdaq Stock Market, Inc.

Fiscal Year 2003	High	Low

4th Quarter (November 1, 2003 through January 31, 2004)	$4.490	$2.060
3rd Quarter (August 1, 2003 through October 31, 2003)	2.680	1.820
2nd Quarter (May 1, 2003 through July 31, 2003)	2.570	1.770
1st Quarter (February 1, 2003 through April 30, 2003)	3.800	2.100

Fiscal Year 2002	High	Low

4th Quarter (November 1, 2002 through January 31, 2003)	$3.740	$2.200
3rd Quarter (August 1, 2002 through October 31, 2002)	3.210	1.700
2nd Quarter (May 1, 2002 through July 31, 2002)	4.050	1.510
1st Quarter (February 1, 2002 through April 30, 2002)	4.650	2.505

      The market price of the Common Stock could be subject to significant fluctuations based on factors such as announcements of new products or customers by LanVision or its competitors, quarterly fluctuations in LanVision’s financial results or other competitors’ financial results, changes in analysts’ estimates of LanVision’s financial performance, general conditions in the healthcare imaging industry and conditions in the financial markets. In addition, the stock market, in general, has experienced extreme price and volume fluctuations which have particularly affected the market price of many high technology companies and which have been often unrelated to the operating performance of a specific company. Many technology companies, including LanVision, experience significant fluctuations in the market price of their equity securities. There can be no assurance that the market price of the Common Stock will not decline, or otherwise continue to experience significant fluctuations in the future.

      (b) According to the transfer agent records, LanVision had 200 stockholders of record as of April 1, 2004. Because brokers and other institutions on behalf of stockholders hold many of such shares, LanVision is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. LanVision estimates that it has approximately 2,300 stockholders, based on information provided by the Company’s stock transfer agent from their search of individual participants in security position listings.

      (c) LanVision has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future. LanVision is also precluded from declaring dividends due to the restrictive financial covenants in its long-term debt agreement. See also ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Long-term Debt, for information on dividend restrictions.

      (d) Securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K are as follows:

Number of
	Number of		securities
	securities to be		remaining available
	issued upon	Weighted-	for future issuance
	exercise of	average	under equity
	outstanding	exercise price of	compensation plans
	options,	outstanding	(excluding securities
	warrants and	options, warrants	reflected in
Plan category	rights	and rights	column (a))

Equity compensation plans approved by security holders	545,977	$2.90	690,054 (2)
Equity compensation plans not approved by security holders	5,000 (1)	$14.50	—

Total(3)	549,977	$2.90	690,054

(1)	The Company granted a director 5,000 options outside of the 1996 Non-employee Directors Stock Option Plan at the time he first agreed to serve as a director for the Company as further inducement for him to serve as a director.

(2)	Includes 399,995 shares that can be issued under the 1996 Employee Stock Purchase Plan, which is more fully described in footnote 8 of the enclosed Notes to Consolidated Financial Statements.

(3)	Excludes Warrants issued in connection with the Long-term debt. See ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Long-term Debt for additional information.

Item 6.     Selected Financial Data

      The following table sets forth consolidated financial data with respect to LanVision for each of the five years in the period ended January 31, 2004. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year(1)

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
INCOME STATEMENT DATA:
Total revenues	$12,804	$13,462	$10,939	$9,576	$10,471
Total operating expenses	10,450	10,574	8,920	9,509	13,054
Operating profit (loss)(2)	2,354	2,888	2,019	67	(2,583)
Net earnings (loss)(2),(3), (4) & (5)	1,019	1,012	210	21	(3,247)
Basic net earnings (loss) per share of Common stock	.11	.11	.02	.00	(.37)
Diluted net earnings (loss) per share of Common stock	.11	.11	.02	.00	(.37)
Shares used in computing basic per share data	8,997	8,934	8,890	8,863	8,827
Shares used in computing diluted per share data	9,207	9,197	9,074	8,905	8,827
BALANCE SHEET DATA:
Cash, cash equivalents and investment securities	$6,227	$7,242	$7,865	$8,550	$5,412
Working capital	1,901	5,294	6,011	7,168	6,149
Total assets	15,290	15,337	13,509	14,358	14,719
Long-term debt, including current portion	1,000	3,000	5,000	6,000	6,000
Total stockholders’ equity	5,079	3,967	2,906	2,655	2,613
Cash dividends declared	—	—	—	—	—

(1)	All references to a fiscal year refer to the fiscal year of LanVision commencing February 1 of that calendar year and ending on January 31 of the following year.

(2)	Operating profit and net earnings in 2003 include reimbursement of $230,000 in legal expenses upon settlement of LanVision proprietary technology claims; and a $290,000 favorable change in the estimate for certain franchise tax liabilities as a result of the tax authority audit of certain prior year’s tax returns.

(3)	Net earnings in 2003 include a tax benefit of $558,000 relating to a reduction in the valuation allowance for the deferred tax assets relating to the net operating loss carry forward based upon reasonable future earnings before income tax projections.

(4)	Net earnings in fiscal year 2000 include other income, net in the amount of $1,381,419 primarily from the gain on the sale of a data center.

(5)	Net (loss) in fiscal year 1999 includes other income, net in the amount of $838,854 primarily from a contract settlement with a customer.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      See also PART 1, ITEM 1, BUSINESS for general and specific descriptions of LanVision’s business.

Application of Critical Accounting Policies (See also Notes to Consolidated Financial Statements)

      LanVision’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires LanVision to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an on-going basis, LanVision evaluates its estimates, including those related to product revenues, bad debts, capitalized software development costs, income taxes, warranty obligations, support contracts, contingencies and litigation. LanVision bases its estimates on historical experience and on various other assumptions that LanVision believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and revenue recognition. Actual results may differ from these estimates under different assumptions or conditions.

      LanVision believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

      LanVision records revenues for customer contracts, including special payment agreements and royalties from third-party resellers in accordance with Statement of Position 97-2, Software Revenue Recognition. Revenue is derived from: the licensing and sale of systems, either directly to end-users or through third-party resellers, comprising internally developed software, third-party software and hardware components; product support, maintenance and professional services; and, application-hosting services that provide high quality, transaction or subscriptions based document imaging/management services from a central data center. Generally, revenues from software license fees and hardware sales to end-users are recognized when a master agreement is signed and products are made available to end-users. Revenues from agreements that contain multiple-element arrangements are allocated to the various elements based on the fair value of the elements. Revenues related to routine installation and integration and project management are deferred until the work is performed. If a contract requires LanVision to perform services and modifications that are deemed significant to system acceptance, revenues are recorded either on the percentage-of-completion method or revenue related to the delivered hardware and software components are deferred until such obligations are deemed insignificant, depending on the contractual terms. LanVision follows this method since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged or credited to income in the period in which the facts that give rise to the revision become known. Revenues from consulting, education, and application-hosting services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of revenue are classified as deferred revenues. Revenues recognized prior to progress billings to customers are recorded as contract receivables.

      Under the terms of a remarketing agreement with IDX Information Systems Corporation, royalties are remitted by IDX to LanVision based upon IDX sublicensing LanVision’s software to IDX’s customers. Thirty percent of the royalty is due 45 days following the end of the month in which IDX executes an end-user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty report. The remaining seventy percent of the royalty is due from IDX, in varying amounts based on implementation milestones, 45 days following the end of the month in which a milestone occurs. LanVision records this revenue when the seventy percent payment due from IDX is fixed and determinable, which is generally when the products are made available to end-users.

      Each contract is reviewed quarterly with the appropriate LanVision Client Manager to determine the appropriateness of the revenue recognition criteria applied to the individual contracts based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

Bad Debts

      Accounts and contract receivables are comprised of amounts owed LanVision for licensed software, professional services, including maintenance services and application-hosting activities. Contracts with individual customers and resellers determine when receivables are due. In determining the allowance for doubtful accounts, each unpaid receivable is reviewed quarterly with the appropriate LanVision Client Manager to determine the payment status based upon the most currently available information as to the status of the receivables, the customer comments, if any, and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by LanVision to resolve open issues related to unpaid receivables. During these quarterly reviews, LanVision determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its customers or resellers to make required payments. If the financial condition of LanVision’s customers or resellers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. LanVision’s customers typically have been well-established hospitals, medical facilities, or major Healthcare Information Systems companies that resell LanVision’s products, which have good credit histories, and payments have been received within normal time frames for the industry. However, some healthcare facilities have experienced significant operating losses and limited cash resources as a result of limits on third-party reimbursements from insurance companies and governmental entities. Extended payment of LanVision receivables is not uncommon.

Capitalized Software Development Costs

      Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. LanVision capitalized $800,000, $600,000 and $500,000 in 2003, 2002 and 2001, respectively.

      Research and development expense, net of capitalized software development expenditures, was $2,053,901, $2,195,315 and $2,154,949 in 2003, 2002 and 2001, respectively.

      Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense was $500,000, $400,000 and $300,000 in 2003, 2002 and 2001, respectively.

      LanVision reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization. LanVision believes that to replicate the existing software would cost significantly more than the stated net value of $1,689,701 at January 31, 2004. Over the last three years, LanVision has spent $8,304,165 in research and development, of which $1,900,000, or 23%, has been capitalized. Amortization of capitalized software expenditures during the last three years has amounted to $1,200,000 or a net increase in capitalized software of only $700,000 during the last three years. Many of the programs related to capitalized software development continue to have great value to LanVision’s current products and those under development as the concepts, ideas and software code are readily transferable and are incorporated into new products.

Contractual Obligations

	Payments by fiscal year

	Total	2004	2005	2006	2007

Long-term debt	$1,000,000	$1,000,000	$—	$—	$—
Capitalized leases	413,131	239,895	173,236	—	—
Operating leases	256,153	224,815	25,648	5,690	—
Accrued interest, assuming no Warrant value (See below)	5,397,375	5,397,375	—	—	—

Total	$7,066,659	$6,862,085	$198,884	$5,690	$—

Capitalized Leases

      During fiscal year 2002 LanVision acquired computer equipment and related software for a new application-hosting services data center, which are accounted for as capitalized leases. The amounts of the leased assets by category are: computer equipment $372,705; computer software $196,799; and prepaid maintenance and expenses $84,626, for a total of $654,130 in new assets. The leases are payable monthly in installments of $19,991, through August 2005 and an additional amount of $8,323, through December 2005. The present value of the future lease payments upon lease inception was $654,130 using the interest rates implicit in the lease agreements at the inception of the leases.

Long-term Debt

      The long-term debt of $1,000,000 is secured by all of the assets of LanVision and the loan agreement, as amended, restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, limits certain investments, restricts substantial asset sales, capital expenditures, cash dividends, stock repurchases, and mergers and consolidations with unaffiliated entities without lender consent. In addition, LanVision is required to meet certain financial covenants, including minimum levels of revenues, earnings, and net worth. Also, the loan agreement required LanVision to maintain a minimum cash balance of $3,800,000 through the maturity of the loan on July 31, 2004. LanVision was in compliance with all of the covenants during fiscal year 2003, except for the Minimum Earnings Before Interest and Taxes requirement at the end of the first quarter, which covenant was waived by the lender. LanVision believes that it will be able to comply with all of its covenants in fiscal year 2004, and the likelihood of defaulting on the debt covenants is not likely absent any material adverse events that may affect the healthcare industry or our market. In the past, LanVision has requested, and the lender has granted, waivers of certain debt covenants. However, our expectations of future operating results and continued compliance with the debt covenants cannot be assured and the lenders’ actions are not controllable by us. If our projections of future operating results are not achieved and the debt is placed in default, LanVision would experience a material adverse impact on the reported financial position and results of operations.

      In connection with the issuance of the long-term debt, LanVision issued Warrants to purchase 750,000 shares of Common Stock of LanVision at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.

      Under the terms of the long-term debt agreement, LanVision has guaranteed the lender that the increase in the market value of the stock underlying the Warrants, at the time of loan maturity, over the exercise price plus the 12% interest paid on the loan will yield the lender a 25% compound annual return. If the yield from the Warrants plus interest paid does not provide the lender with the 25% guaranteed compound annual return, LanVision is required to pay the additional amount in cash at the time of maturity. Accordingly, LanVision is accruing interest on the loan at a 25% compound interest rate, regardless of the market value of the stock and the inherent value of the Warrants. Assuming that the Warrants have no value, the maximum amount of the accrued and unpaid interest at maturity on July 31, 2004 will be $5,397,375, less any prepayments made as discussed below. Subsequent to January 31, 2004, LanVision collected in excess of $1,000,000 of the $2,972,356 in contract receivables at January 31, 2004, and on March 1, 2004, made a prepayment of

$1,500,000 on the accrued and unpaid interest on the long-term debt due on July 31, 2004, and the lender agreed to reduce the minimum cash balance requirement to $3,000,000 through the maturity of the loan on July 31, 2004. See also Liquidity and Capital Resources for additional discussion on refinancing a portion of the accrued and unpaid interest at maturity on July 31, 2004.

Operating Leases

      LanVision rents office and data center space and equipment under noncancelable operating leases that expire, at various times, during the next three fiscal years. The minimum payments, by year, are detailed in the Contractual Obligations table above.

Warranties and Indemnities

      LanVision provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, LanVision’s estimated warranty liability might need to be increased. LanVision bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions which may be required to be granted to a customer which result from performance issues. LanVision’s ASPeN application-hosting services guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. LanVision’s standard agreements with its customers also usually include intellectual property infringement indemnifications provisions to indemnify them from and against third-party claims, and for liabilities, damages, and expenses arising out of LanVision’s operation of its business or any negligent act or omission of LanVision. To date LanVision has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third-party claims. At January 31, 2004 and 2003 LanVision has a warranty reserve in the amount of $250,000. Each contract is reviewed quarterly with the appropriate LanVision Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

Income Taxes

      The benefit (provision) for income taxes was $456,997, $(24,000), and $(13,000) in 2003, 2002 and 2001, respectively, and the net non-current deferred tax asset was $558,000 and $0 at January 31, 2004 and 2003, respectively. A key assumption in the determination of the book tax benefit (provision) is the amount of the valuation allowance required to reduce the related deferred tax assets. A valuation allowance reduces the deferred tax assets to a level which will, more likely than not, be realized. Whether the deferred tax assets will be realized depends on the generation of future taxable income during the periods in which the deferred tax asset become deductible. The net deferred tax assets reflect management’s estimate of the amount which will, more likely than not, reduce future taxable income.

      As of January 31, 2004, LanVision believes that a valuation allowance is required to reduce a portion of the deferred tax assets, primarily relating to certain net operating loss carry forwards, for the following reasons:

•	Although LanVision generated $1,821,542 of earnings before income taxes during the three-year period ended January 31, 2004, there can be no assurance that LanVision will be able to neither achieve consistent profitability on a quarterly or annual basis nor be able to sustain or increase its revenue growth in future periods and believes historical operating results may not be indicative of the future performance of LanVision in the near or long-term. Prior to 2001, LanVision incurred net losses as indicated by the carry forwards of approximately $24,000,000.

•	Based on the expenses associated with current and planned staffing levels, continued profitability and utilization of carry forwards to be evaluated as “more likely than not” is dependent upon increasing revenues.

•	LanVision’s backlog has been trending up over the past three years.

      As of January 31, 2004, LanVision estimates that a valuation allowance of approximately $8,393,000 was required to reduce the deferred tax assets, primarily relating to loss carry forwards, to a level LanVision currently believes will be utilized to offset future earnings before income taxes based on the current backlog and forecasts over the next two years. The valuation allowance is required due to the inability to predict on a longer term basis that LanVision will “more likely than not” attain levels of profitability required to utilize additional carry forwards.

Off Balance Sheet Arrangements

      LanVision does not have any off balance sheet arrangements.

Results of Operations

      The following table sets forth, for each fiscal year indicated, certain operating data as percentages:

Consolidated Statements of Income(1)

	Fiscal Year(2)

	2003	2002	2001

Systems sales	32.8%	40.7%	39.2%
Services, maintenance and support	52.0	50.8	53.7
Application-hosting services	15.2	8.5	7.1

Total revenues	100.0	100.0	100.0
Cost of sales	40.9	36.2	37.1
Selling, general and administrative(3)	24.7	26.0	24.8
Product research and development	16.0	16.3	19.7

Total operating expenses	81.6	78.5	81.6

Operating profit	18.4	21.5	18.4
Other income (expense), net	(14.0)	(13.8)	(16.4)
Income benefit(taxes)(4)	3.6	(.2)	(.1)

Net earnings	8.0%	7.5%	1.9%

Cost of systems sales	37.7%	24.3%	15.5%

Cost of services, maintenance and support	41.4%	43.0%	51.9%

Cost of application-hosting services	46.3%	53.0%	44.2%

(1)	Because a significant percentage of the operating costs are expensed as incurred, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past operations nor are they necessarily indicative of the future operations of LanVision in the near or long-term. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

(2)	All references to a fiscal year refer to the fiscal year commencing on February 1 of that calendar year and ending on January 31 of the following year.

(3)	See comparison of fiscal year 2003 with 2002 — selling, general and administrative expenses for a description of 2003 unusual or nonrecurring items.

(4)	See comparison of fiscal year 2003 with 2002 — provision for income taxes for a discussion of the tax benefit recorded in 2003.

Comparison of fiscal year 2003 with 2002

      Revenues. Total revenues for fiscal year 2003 were $12,803,534 compared with revenues of $13,462,116 in fiscal year 2002, a decrease of $658,582 or 5%. The decrease was primarily the result of decreased systems sales, primarily software, and professional services revenues.

      Revenues from systems sales in fiscal year 2003 were $4,208,755, a decrease of $1,270,388 or 23%, compared with fiscal year 2002. The decrease resulted primarily from lower software revenues from Siemens in 2003 and from existing customers in 2003 that made significant one time upgrades to their systems in 2002. The decrease in software revenues was offset, to some extent, by increased revenues from IDX and by increases in maintenance and application-hosting revenues.

      Revenues from services, maintenance, and support in fiscal year 2003 were $6,651,953, a decrease of $185,664 or 3%, compared with fiscal year 2002. Professional services revenues in fiscal year 2003 were $1,915,644, a decrease of $746,253, or 28%, compared with fiscal year 2002. The decrease was caused by lower utilization of existing staff in 2003 and fewer consulting engagements in 2003 compared with 2002. Maintenance and support revenues in fiscal year 2003 were $4,712,447, an increase of $536,727, or 13%, in fiscal year 2002. The increase in maintenance and support revenues in fiscal year 2003 is primarily the result of new installations by our remarketing partner IDX, and expansion, of existing LanVision client systems.

      Revenues from application-hosting services increased $797,470, or 69% to $1,942,826 when compared with $1,145,356 in 2002. The increase was primarily the result of a full year of revenue relating to the addition of two new application-hosting services clients in the third and fourth quarters of fiscal year 2002. Application-hosting services revenues are primarily subscription based.

      In fiscal year 2003, three customers accounted for 23% of the total revenues compared with 27% in fiscal year 2002, exclusive of our remarketing partners. Total revenues from Siemens were $631,359 in fiscal year 2003 compared with $1,300,126 in fiscal year 2002 which decline was offset by increased revenues from IDX that were $3,905,530 or 30% of total revenues, in fiscal year 2003 compared with $2,511,141 or 19% of total revenues in fiscal year 2002. Approximately 65% of fiscal year 2003 revenues came from fulfillment of backlog and add-on business, primarily expansion and upgrades of systems for LanVision’s existing and new clients, and 35% came from resellers, compared with 72% and 28%, respectively in fiscal year 2002

      Revenues for fiscal year 2003 and 2002 were less than LanVision’s plan for each year. The shortfalls in anticipated revenues occurred for various reasons, including significantly lower spending on information technology by healthcare institutions as many institutions delayed implementation for new Electronic Medical Record systems until final Federal Health Privacy Regulations to comply with HIPAA were issued and lower sales by our remarketing partner Siemens who is building a competitive product. Buying decisions at certain hospitals and integrated healthcare delivery networks are influenced by recommendations of the largest Healthcare Information Systems vendors, including: Siemens Medical Solutions Health Services Corporation, McKesson HBOC, Inc., Cerner Corporation, IDX Information Systems Corporation and Eclipsys Corporation. It continues to be difficult for companies with relatively small sales forces to influence the buying decisions as effectively as the major HIS vendors which is why LanVision transitioned its distribution model from a direct selling organization to primarily an indirect distribution, primarily through remarketers and the ASP application-hosting services based delivery model.

      The original Remarketing Agreement with Siemens was signed in 1998, and throughout fiscal years 1998, 1999 and 2000, LanVision and Siemens integrated the LanVision product line with the Siemens NOVIUS product. The final integration and testing of the products was completed in late 2000. During 1998, 1999 and most of 2000, Siemens remarketed LanVision’s products on a limited basis through their specialized document imaging sales force. In 2002, Siemens advised LanVision that they had undertaken the development of their own medical records document imaging application that will replace LanVision’s application. Accordingly, future software revenues from Siemens are not expected to be significant, if any. Approximately $30,000, $714,000, $2,345,000, and $913,000 of Siemens’ software royalties were recognized by LanVision in 2003, 2002, 2001 and 2000, respectively.

      The IDX Remarketing Agreement, which was signed in January 2002, resulted in two signed agreements in fiscal year 2002, and four signed agreements in 2003. Total IDX revenues for the two years amounted to approximately $6,416,000, or 24% of the total revenues for the last two fiscal years. LanVision relies on IDX for a significant amount of its revenues, the loss of which would have a material adverse affect on future results of operations.

      LanVision believes a greater percentage of its future revenues will come from remarketing agreements with, IDX, 3M and other HIS related vendors. LanVision continues to actively pursue remarketing agreements with other companies.

      LanVision believes the large HIS vendors, hospitals and integrated healthcare delivery networks now have a better understanding of the valuable role the EMR plays in providing a truly Computerized Patient Record. As more healthcare providers become aware of and better understand the significant economic and operating benefits of the EMR and other imaging/management and workflow applications, LanVision believes the future demand for its products and services will increase.

      Many companies have emerged to provide healthcare applications through private Intranets or secure applications on the Internet. Additionally, the traditional HIS companies have developed clinical information systems for the Internet. LanVision’s applications are well suited for integration with such clinical systems and are optimized for use on the Internet and private Intranets. Through LanVision’s ASPeN Services, application-hosting customers can rapidly deploy and access healthcare information using Web browser-based technology from a central data center on a per transaction or subscription basis thereby minimizing up-front capital expenditures. LanVision believes healthcare organizations will continue to increase their use of healthcare applications through the Internet, and LanVision’s products are an integral part of providing a complete EMR across the Internet. LanVision continues to actively pursue strategic relationships with other healthcare Application Service Providers.

      Management believes that revenue growth in 2004 will be fueled by: an increase in incremental revenue from existing and new strategic distribution partners, an increase in interest by healthcare organizations in LanVision products and services to assist in compliance with the Federal HIPAA standards as they relate to the confidentiality and security of medical records, and incremental new revenues derived from a new line of business for LanVision in the remote coding and revenue cycle workflows for the hospital marketplace. The revenue cycle workflows are a logical extension of the product line because of the ability of the Financial Services departments of hospitals to access and process patient information from the EMR. Due to an acute shortage of available coding personnel, there currently exists a great demand for solutions to attract and retain qualified coders and to make the coding process more efficient.

      Cost of Sales. Cost of sales consists of cost of systems sales, cost of services, maintenance and support and cost of application-hosting services. Cost of systems sales includes amortization of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The cost of systems sales as a percentage of revenues in fiscal year 2003 and 2002 were 38% and 24%, respectively. The higher relative costs in 2003 reflect a significantly lower volume of LanVision software revenues. Cost of services, maintenance, and support includes salaries and benefits for support and professional services personnel and the cost of third-party maintenance contracts. The cost of services, maintenance and support as a percentage of services, maintenance and support revenues in 2003 and 2002 were 41% and 43%, respectively. The cost of application-hosting services represents primarily the cost associated with operating, the data center. The cost of application-hosting as a percentage of application-hosting revenues in 2003 and 2002 were 46% and 53%, respectively. The decrease in the relative cost of proving application-hosting services is the result of a 69% increase in application-hosting revenues with only a 48% increase in the cost to provide the services. The cost comparison, between 2003 and 2002, of providing the application-hosting services are not comparable, as the cost of application-hosting services in 2002 represented primarily processing fees paid to a third-party data center provider for most of the year plus the cost associated with establishing and operating a new LanVision data center, for part of the year, while the associated cost in 2003, relate exclusively to the operation of the new LanVision data center. LanVision believes that it can add additional application-hosting customers with a minimal increase in cost, as the basic infrastructure and operating costs are relatively fixed at this time.

      Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related costs, travel and living expenses, trade shows, etc. for selling and marketing activities and general corporate and administrative activities. In fiscal year 2003, selling, general, and administrative expenses were $3,158,239 compared with $3,499,915 in fiscal year 2002. The $341,676 decrease in fiscal year 2003 is primarily attributable to: approximately $194,000 in decreased professional fees including legal costs in 2003 of asserting LanVision’s intellectual property rights in two cases, initiated in prior years, to protect LanVision’s proprietary technology that it believed was being used by others without LanVision’s permission; reimbursement in 2003 of approximately $230,000 of prior year’s legal expenses upon settlement of the LanVision proprietary technology claims; a $290,000 favorable change in the estimate for certain franchise tax liabilities as a result of the tax authority audit of certain prior year’s tax returns, offset by approximately $373,000 in additional expenses primarily increased selling expenses as the direct sales department was expanded and increased travel costs incurred.

      Product Research and Development. Product research and development expenses in fiscal year 2003 were $2,053,901 compared with $2,195,315 in fiscal year 2002. The decrease reflects primarily the increased capitalized software development expenditures. During 2003, LanVision concentrated its development efforts primarily on new revenue cycle products. LanVision capitalized $800,000 in product research and development expenditures in fiscal year 2003, compared with $600,000 in 2002.

      Operating Profit. Operating profit in fiscal year 2003 was $2,353,652 compared with $2,887,708 in fiscal year 2002. The $534,056 decrease, results primarily from decreased systems sales, most notable software revenues, and an overall increase in cost of sales as discussed above, offset to some extent by:(a) the increased application-hosting services revenues (b) reduced selling, general, and administrative expenses and (c) lower research and development expenses as discussed above.

      Other Income (Expense). Interest income consists primarily of interest on cash and cash equivalents. The decrease results from lower average cash balances in fiscal year 2003 compared with fiscal year 2002 and significantly lower interest rates. Interest expense in 2003 and 2002 is related primarily to the long-term debt and, additional interest on the unpaid accrued interest payable to the lender and capitalized leases.

      Provision for Income Taxes. LanVision is in a tax loss carry forward position. The tax loss carry forward approximates $24,000,000, which begins to expire in 2010. LanVision also has an Alternative Minimum Tax credit carry forward of approximately $58,000, which has an unlimited carry forward period. The income tax provision in fiscal year 2003, 2002 and 2001, related to the Alternative Minimum Tax provision, as all income could not be offset against the tax loss carry forward. In fiscal year 2003, LanVision recorded a tax benefit in the amount of $558,000 as a result of a reduction in the valuation allowance on the deferred tax assets relating primarily to the tax loss carry forward based on future earnings before income tax projections.

      Net Earnings. Net earnings in fiscal year 2003 were $1,019,166 compared with net earnings of $1,012,013 in fiscal year 2002. The $7,153 increase results primarily from the reduction in interest expense, net and the $558,000 tax benefit, which are discussed above which offset the $534,000 reduction in operating profit, resulting primarily from a $658,000 reduction in revenues primarily in software revenues as discussed above.

      Backlog. At January 31, 2004, LanVision has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based application-hosting revenues), which have not been delivered, installed and accepted which, if fully performed, would generate future revenues of approximately $2,862,000 compared with $4,223,000 at January 31, 2003. The related products and services are expected to be delivered over the next two to three years. The reduction in master agreement backlog results from the installation of a major IDX account in the amount of approximately $500,000 in fiscal year 2003 that was signed in fiscal year 2002, and the cancellation in 2003 of Siemens orders, in the amount of approximately $700,000, as a result of changes in the business environment, whereby Siemens and LanVision mutually agreed to re-align their contractual arrangement as a result of Siemens decision to build a competitive product. In addition, customers contract for maintenance and support services on a monthly, quarterly, or annual basis. At January 31, 2004 LanVision had maintenance agreements, purchase orders or royalty reports from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $2,557,000, compared with $2,047,000 at January 31, 2003, through their respective renewal dates in fiscal year 2004 and 2005. In 2003, maintenance and support revenues approximated $4,712,000 compared with $4,176,000 in 2002 and are expected to increase in fiscal year 2004. Furthermore, LanVision has entered into application-hosting agreements, which are expected to generate revenues in excess of $3,450,000 through their respective renewal dates in fiscal years 2004 and 2005.

Comparison of fiscal year 2002 with 2001

      Revenues. Total revenues for fiscal year 2002 were $13,462,116 compared with revenues of $10,938,846 in fiscal year 2001, an increase of $2,523,270 or 23%. The increase was primarily the result of increased systems sales and increased professional services revenues.

      Revenues from systems sales in fiscal year 2002 were $5,479,143, an increase of $1,187,222 or 28% of systems sales in fiscal year 2001 resulting primarily from upgrading and expansion of systems with existing clients.

      Revenues from services, maintenance, and support in fiscal year 2002 were $6,837,617, an increase of $963,134 or 16% over fiscal year 2001. Professional services revenues in fiscal year 2002 were $2,661,897, an increase of $819,647, or 44% of the professional services revenues in fiscal year 2001. The increase was caused by higher utilization of existing staff in 2002 and significant new installations in 2002 compared with 2001. Maintenance and support revenues in fiscal year 2002 were $4,175,720, an increase of $143,487, or 4% over maintenance and support revenues in fiscal year 2001. The increase in maintenance and support revenues in fiscal year 2002 is primarily due to new installations by our remarketing partners, and expansion of existing LanVision client systems, offset by some reductions in maintenance as some customers transitioned to non-LanVision systems.

      Revenues from application-hosting services increased $372,914, or 48%. The increase was due to the addition of two new application-hosting services clients in the third and fourth quarters of fiscal year 2002. Application-hosting services revenues at some locations were usage based and fluctuations in admissions, length of stay, return patient visits, etc. affect the system usage and the corresponding application-hosting services revenues.

      In fiscal year 2002, three customers accounted for 27% of the total revenues compared with 25% in fiscal year 2001, exclusive of our remarketing partners. Total revenues from Siemens were $1,300,126 in fiscal year 2002 compared with $2,763,542 in fiscal year 2001 and through IDX, $2,511,141 in fiscal year 2002, the first year of the agreement. Approximately 72% of fiscal year 2002 revenues came from fulfillment of backlog and add-on business, primarily expansion and upgrades of systems for LanVision’s existing and new clients, and 28% came from resellers, compared with 75% and 25%, respectively in fiscal year 2001.

      Cost of Sales. Cost of sales consists of cost of systems sales, cost of services, maintenance and support and cost of application-hosting services. Cost of systems sales includes amortization of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The cost of systems sales as a percentage of revenues in fiscal year 2002 and 2001 were 24% and 16%, respectively. The higher costs in 2002 reflect a significantly higher volume of hardware and third-party components, with lower margins. Cost of services, maintenance, and support includes salaries and benefits for support and professional services personnel and the cost of third-party maintenance contracts. Cost of services, maintenance and support as a percentage of services, maintenance and support revenues in 2002 and 2001 were 43% and 52%, respectively. The lower relative cost reflects greater efficiencies in providing the service. The cost of application-hosting services represents primarily processing fees paid to a third-party data center provider for most of the year plus the cost associated with establishing and operating, for part of the year, a new LanVision data center as discussed above which increased expenses relative to revenues.

      Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related costs, travel and living expenses, trade shows, etc. for selling and marketing activities and general corporate and administrative activities. In fiscal year 2002, selling, general, and administrative expenses were $3,499,915 compared with $2,708,849 in fiscal year 2001. The $791,066 increase in fiscal year 2002 is primarily attributable to increased legal costs of asserting LanVision’s intellectual property rights in two cases to protect LanVision’s proprietary technology that it believed was being used by others without LanVision’s permission. Also, LanVision’s sales costs increased as LanVision expanded its direct sales organization to handle the increased inquiries into LanVision’s products and services. This expansion of the direct sales organization resulted in two new direct clients for the ASPeN application-hosting services.

      Product Research and Development. Product research and development expenses in fiscal year 2002 were $2,195,315 compared with $2,154,949 in fiscal year 2001. The increase reflects primarily the increased software development costs for new products. During 2002, LanVision concentrated its development efforts primarily on its new products — accessANYware and codingANYware. LanVision capitalized $600,000 in software development expenditures in fiscal year 2002, compared with $500,000 in 2001.

      Operating Profit. Operating profit in fiscal year 2002 was $2,887,708 compared with $2,019,034 in fiscal year 2001. The $868,674 increase, results primarily from the $2,523,270 increased revenues in all categories, primarily from systems sales from upgrading and expansion of systems with existing clients, and services, maintenance and support revenues, offset to some extent by an overall $823,164 increase in cost of sales which reflects a significantly higher volume of hardware and third-party components, with lower margins and increased application-hosting operating costs for the new data center and $831,432 increased selling, general, and administrative expenses and research and development expenses all as discussed above.

      Other Income (Expense). Interest income consists primarily of interest on cash and cash equivalents. The decrease results from lower average cash balances in fiscal year 2002 compared with fiscal year 2001 and significantly lower interest rates. Interest expense in 2002 and 2001 is related primarily to the long-term debt and, additional interest on the unpaid long-term accrued interest payable to the lender and capitalized leases.

      Provision for Income Taxes. The income tax provision in fiscal year 2002 and 2001, relates to the Alternative Minimum Tax provision, as all income cannot be offset against the tax loss carry forwards.

      Net Earnings. Net earnings in fiscal year 2002 were $1,012,013 compared with net earnings of $210,360 in fiscal year 2001. The $801,653 improvement, results primarily from increased revenues in all categories offset to some extent by higher cost of sales, and higher selling, general, and administrative and research and development expenses and higher net interest in fiscal year 2002.

      Since commencing operations in 1989, LanVision has incurred substantial operating losses. Although LanVision achieved profitability during the last four years, LanVision incurred net losses in most fiscal years prior thereto. Based upon the expenses associated with current and planned staffing levels, continued profitability is dependent upon increasing revenues. There can be no assurance that LanVision will be able to neither achieve consistent profitability on a quarterly or annual basis nor be able to sustain or increase its revenue growth in future periods and believes historical operating results may not be indicative of the future performance of LanVision in the near or long-term.

Liquidity and Capital Resources

      During the last six fiscal years, LanVision has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, and a $6,000,000 loan. LanVision’s liquidity is dependent upon numerous factors to include: the timing and amount of revenues and collection of contractual amounts from customers, amounts invested in research and development, capital expenditures, and the level of operating expenses, all of which can vary significantly from quarter to quarter.

      LanVision’s customers typically have been well-established hospitals or medical facilities or major HIS companies that resell LanVision’ products which have good credit histories and payments have been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments.

      LanVision has no significant obligations for capital resources, other than its long-term debt and accrued interest described below, the noncancelable operating leases of approximately $256,153, payable over the next three years and capitalized leases of approximately $413,131, payable over the next two years. Capital expenditures for property and equipment in 2004 are not expected to exceed $500,000, of which $300,000 would be for the expansion of the data center, on an as needed basis, as new application-hosting customers are added.

      On July 31, 2004, upon maturity of the long-term debt, LanVision may, under the terms of the long-term debt agreement, be required to pay to the lender an amount necessary so that the market value of the stock underlying the Warrants issued to the lender in connection with the long-term debt, plus the 12% interest paid on the loan will yield the lender a 25% compound annual return. If the yield from the Warrants plus interest paid does not provide the lender with the 25% guaranteed compound annual return, LanVision is required to pay the additional amount in cash at the time of maturity. Accordingly, LanVision is accruing interest on the loan at a 25% compound interest rate, regardless of the market value of the stock and the inherent value of the Warrants. At January 31, 2004, the estimate of the maximum amount at maturity, which would be required to be paid to the lender assuming the Warrants have no value, is approximately $5,397,375, less the prepayment made on March 1, 2004 of $1,500,000 on the accrued and unpaid interest on the long-term debt. If the market price of LanVision’s common stock exceeds $3.87 per share (the purchase price of the Warrant) then the value of the Warrant would reduce the amount of the accrued and unpaid interest required to be paid at maturity by such value. Depending on the amount of cash LanVision has at that time, and the value of the Warrants, if any, it may be necessary for LanVision to borrow funds or obtain additional equity in order to fund the deferred interest payable to the lender at that time. LanVision believes that continued operating performance improvements should enable it to fund a portion of any obligation and borrow the additional funds necessary to retire the obligation at maturity. LanVision has received nonbinding proposals with favorable terms to refinance the deferred interest on its existing debt. However, there can be no assurance LanVision will be able to do so.

      Over the last several years, LanVision’s revenues were less than its internal plans. However, during the same period, LanVision has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses. This resulted in significant net cash outlays over the last five years. Although LanVision reduced staffing levels and related expenses in prior years, increased revenues and improved operating performance over the last three year period when compared to the prior three year period, LanVision’s expenses will continue to increase. Accordingly, to continue to achieve increasing profitability, and positive cash flow, it is necessary for LanVision to increase revenues or continue to reduce expenses. LanVision believes that the requirement for healthcare organizations to become HIPAA compliant, and the signing of the IDX Information Systems Corporation Remarketing Agreement and the 3M Marketing and Referral Agreement should offer opportunities to increase revenues. LanVision believes also that market opportunities are such that LanVision should be able to increase its revenues. However, there can be no assurance LanVision will be able to do so.

      At January 31, 2004 LanVision had cash and cash equivalents of $6,227,236. Cash equivalents consist primarily of overnight bank investments and short-term commercial paper. Under the terms of its loan agreement, as amended, LanVision has agreed to maintain a minimum cash and cash equivalent balance of $3,800,000 through the maturity of the loan on July 31, 2004. During the first six months of fiscal year 2004, $1,000,000 of long-term debt and approximately $5,397,375 of deferred interest is required to be repaid to the lender. Subsequent to January 31, 2004, LanVision collected in excess of $1,000,000 of the $2,972,356 in contract receivables at January 31, 2004, and on March 1, 2004, made a prepayment of $1,500,000 on the accrued and unpaid interest on the long-term debt due on July 31, 2004, and the lender agreed to reduce the current cash balance requirement to $3,000,000 through the maturity of the loan on July 31, 2004. Based on current cash and operating projections, it is anticipated that LanVision will have to borrow a maximum of $4,000,000, at a significantly lower interest rate than the current debt, to finance the final payment of the accrued and unpaid interest due on July 31, 2004. Accordingly, the interest expense in the second half of fiscal year 2004 should be significantly less than the first half.

      LanVision has carefully monitored operating expenses during the last four fiscal years, and believes it will improve operating results in fiscal year 2004. Notwithstanding the current levels of revenues and operating profit, for the foreseeable future, LanVision will need to continually assess its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require current lender approval. However, there can be no assurance LanVision will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse effect on future operating performance.

      LanVision believes that its present cash position, combined with cash generation anticipated from operations, which for the last two years has exceeded $2,000,000 each year, and the assumed ability to refinance a portion of the deferred interest payment on July 31, 2004 will be sufficient to meet anticipated cash requirements during fiscal year 2004. LanVision has received nonbinding proposals with favorable terms to refinance the deferred interest on its existing debt.

      To date, inflation has not had a material impact on LanVision’s revenues or expenses.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      LanVision currently invests its cash balances, in excess of its current needs, in approximately 30-day commercial paper. LanVision does not invest for the purposes of trading in securities; however, the portfolio is managed and invested for maximum return on the investments. Additionally, LanVision does not have any significant market risk exposure at January 31, 2004.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE COVERED BY REPORT OF INDEPENDENT AUDITORS

      All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

LanVision Systems, Inc.

      We have audited the consolidated balance sheets of LanVision Systems, Inc. as of January 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule of LanVision Systems, Inc. listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LanVision Systems, Inc. at January 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

Cincinnati, Ohio

March 5, 2004	/s/ Ernst & Young LLP

CONSOLIDATED BALANCE SHEETS

	January 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents (restricted by the long-term debt agreement)	$6,227,236	$7,242,230
Accounts receivable, net of allowance for doubtful accounts of $400,000, respectively	2,386,723	1,499,767
Contract receivables	2,972,356	3,074,596
Other	357,921	326,180

Total current assets	11,944,236	12,142,773
Property and equipment:
Computer equipment	2,588,749	2,351,203
Computer software	812,591	743,204
Office furniture, fixtures and equipment	1,166,377	1,153,934
Leasehold improvements	157,492	153,549

	4,725,209	4,401,890
Accumulated depreciation and amortization	(3,672,442)	(3,137,943)

	1,052,767	1,263,947
Capitalized software development costs, net of accumulated amortization of $2,600,228 and $2,100,228, respectively	1,689,701	1,389,701
Installment receivables	—	433,339
Other, including deferred taxes	603,750	107,316

	$15,290,454	$15,337,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$637,222	$721,402
Accrued compensation	265,095	308,658
Accrued other expenses	928,097	1,392,157
Deferred revenues	2,357,531	2,220,383
Current portion of capitalized leases	220,199	206,051
Current portion of long-term debt	1,000,000	2,000,000
Accrued interest on long-term debt	4,635,169	—

Total current liabilities	10,043,313	6,848,651
Capitalized leases	168,121	388,320
Long-term debt	—	1,000,000
Accrued interest on long-term debt	—	3,133,369
Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,030,032 and 8,959,004 shares issued, respectively	90,300	89,590
Capital in excess of par value	34,928,047	34,835,639
Accumulated (deficit)	(29,939,327)	(30,958,493)

Total stockholders’ equity	5,079,020	3,966,736

	$15,290,454	$15,337,076

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year

	2003	2002	2001

Revenues:
Systems sales	$4,208,755	$5,479,143	$4,291,921
Services, maintenance and support	6,651,953	6,837,617	5,874,483
Application-hosting services	1,942,826	1,145,356	772,442

Total revenues	12,803,534	13,462,116	10,938,846
Operating expenses:
Cost of systems sales	1,584,955	1,329,795	663,977
Cost of services, maintenance and support	2,752,500	2,942,139	3,050,421
Cost of application-hosting services	900,287	607,244	341,616
Selling, general and administrative	3,158,239	3,499,915	2,708,849
Product research and development	2,053,901	2,195,315	2,154,949

Total operating expenses	10,449,882	10,574,408	8,919,812

Operating profit	2,353,652	2,887,708	2,019,034
Other income (expense):
Interest income	61,443	109,397	270,955
Interest expense	(1,852,926)	(1,961,092)	(2,066,629)

Earnings before income taxes	562,169	1,036,013	223,360
Income tax benefit (provision)	456,997	(24,000)	(13,000)

Net earnings	$1,019,166	$1,012,013	$210,360

Basic net earnings per common share	$.11	$.11	$.02

Number of shares used in basic per common share computation	8,996,734	8,933,931	8,889,586

Diluted net earnings per common share	$.11	$.11	$.02

Number of shares used in diluted per common share computation	9,207,241	9,197,519	9,073,720

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

	Convertible		Capital in			Total
	redeemable	Common	excess of	Treasury	Accumulated	stockholders’
	preferred stock	stock	par value	Stock	(deficit)	equity

Balances at January 31, 2001	$—	$88,965	$34,829,406	$(82,038)	$(32,180,866)	$2,655,467
Sale of treasury stock to Employee Stock Purchase Plan and exercise of stock options	—	174	(41,557)	82,038	—	40,655
Net earnings	—	—	—	—	210,360	210,360

Balances at January 31, 2002	—	89,139	34,787,849	—	(31,970,506)	2,906,482
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	451	47,790	—	—	48,241
Net earnings	—	—	—	—	1,012,013	1,012,013

Balances at January 31, 2003	—	89,590	34,835,639	—	(30,958,493)	3,966,736
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	710	92,408	—	—	93,118
Net earnings	—	—	—	—	1,019,166	1,019,166

Balances at January 31, 2004	$—	$90,300	$34,928,047	$—	$(29,939,327)	$5,079,020

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year

	2003	2002	2001

Operating activities:
Net earnings	$1,019,166	$1,012,013	$210,360
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,034,499	783,806	685,634
Net deferred income taxes	(558,000)	—	—
Increase in long-term accrued interest	1,501,800	893,571	797,513
Cash provided by (used for) assets and liabilities:
Accounts, contract and installment receivables	(351,377)	(1,545,921)	(25,214)
Other assets	(31,741)	74,595	52,246
Accounts payable	(84,180)	490,831	(234,044)
Accrued expenses	(507,623)	(60,239)	(278,757)
Deferred revenues	137,148	849,183	(384,738)

Net cash provided by operating activities	2,159,692	2,497,839	823,000

Investing activities:
Purchases of property and equipment	(323,319)	(573,344)	(237,763)
Capitalization of software development costs	(800,000)	(600,000)	(500,000)
Other	61,566	64,200	189,429

Net cash (used for) investing activities	(1,061,753)	(1,109,144)	(548,334)

Financing activities:
Repayment of long-term debt	(2,000,000)	(2,000,000)	(1,000,000)
Payment of capitalized leases	(206,051)	(59,759)	—
Exercise of stock options	93,118	48,241	40,655

Net cash (used for) financing activities	(2,112,933)	(2,011,518)	(959,345)

Decrease in cash and cash equivalents	(1,014,994)	(622,823)	(684,679)
Cash and cash equivalents at beginning of year	7,242,230	7,865,053	8,549,732

Cash and cash equivalents at end of year	$6,227,236	$7,242,230	$7,865,053

Supplemental cash flow disclosures:
Interest paid	$307,177	$1,023,572	$1,152,667

Income taxes paid	$70,830	$15,000	$5,000

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies

      LanVision Systems, Inc. (the Company) operates in one segment as a provider of Healthcare Information Technology Company through the licensing of its Electronic Medical Record and Patient Financial Services Workflow software applications and the use of such applications through its application-hosting services as an Application Service Provider. LanVision’s products enable hospitals and integrated healthcare delivery systems in the United States to capture, store, manage, route, retrieve, and process vast amounts of patient clinical and financial information.

Fiscal Year

      All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following year.

Consolidation

      The consolidated financial statements include the accounts of LanVision Systems, Inc. and its subsidiary, LanVision, Inc. All significant intercompany transactions are eliminated.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the fourth quarter of fiscal year 2003, LanVision recorded a $290,000 favorable change in the estimate for certain franchise tax liabilities as a result of the tax authority audit of certain prior year’s tax returns, which adjustment contributed to the 2003 decrease in selling, general and administrative expenses.

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

      Under the terms of a Remarketing Agreement with IDX Information Systems Corporation, royalties are remitted by IDX to LanVision based upon IDX sublicensing LanVision’s software to IDX’s customers. Thirty

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percent of the royalty is due 45 days following the end of the month in which IDX executes an end-user license agreement with its customer. LanVision recognizes this revenue upon receipt of the royalty report. The remaining seventy percent of the royalty is due from IDX, in varying amounts based on implementation milestones, 45 days following the end of the month in which a milestone occurs. LanVision records this revenue when the seventy percent payment due from IDX is fixed and determinable, which is generally when the products are made available to end-users.

Cash and Cash Equivalents

      Cash and cash equivalents include demand deposits, overnight deposits, and short-term commercial paper. The long-term debt agreement (See Note 3) requires LanVision to maintain a minimum cash balance of $3,000,000 through the maturity of the loan on July 31, 2004.

Receivables

      Accounts and contract receivables are comprised of amounts owed LanVision for licensed software, professional services, including maintenance services and application-hosting activities and are net of an allowance for doubtful accounts of $400,000 at January 31, 2004 and 2003. Contracts with individual customers and resellers determine when receivables are due. In determining the allowance for doubtful accounts, each unpaid receivable is reviewed quarterly with the appropriate LanVision Client Manager to determine the payment status based upon the most currently available information as to the status of the receivables, the customer comments, if any, and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by LanVision to resolve open issues related to unpaid receivables. During these quarterly reviews, LanVision determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its customers or resellers to make required payments.

Concentrations

      Financial instruments, which potentially expose LanVision to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of accounts receivable. LanVision’s accounts receivable are concentrated in the healthcare industry. However, LanVision’s customers typically have been well-established hospitals, medical facilities, or major Health Information Systems companies that resell LanVision’s products that have good credit histories and payments have been received within normal time frames for the industry. However, some hospitals and medical facilities have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities and extended payment of receivables from these entities is not uncommon.

      To date, LanVision has relied on a limited number of customers and remarketing partners for a substantial portion of its total revenues. LanVision expects that a significant portion of its future revenues will continue to be generated by a limited number of customers and its remarketing partners. The failure to obtain new customers or expand sales through remarketing partners, the loss of existing customers or reduction in revenues from existing customers could materially and adversely affect LanVision’s operating results (See Note 6).

      LanVision currently buys all of its hardware and some major software components of its Healthcare Information Systems from third-party vendors. Although there are a limited number of vendors capable of supplying these components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in system implementations and a possible loss of revenues, which could adversely affect operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line depreciation, over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Computer equipment and software	2-4 years
Office equipment	5 years
Office furniture and fixtures	7 years
Leasehold improvements	Life of lease

      Depreciation expense for 2003, 2002 and 2001 was $534,499, $383,806 and $385,634, respectively.

      Leased computer equipment and software meeting certain criteria are capitalized and the pre — nt value of the related lease payments is recorded as a liabilit — Depreciation of the capitalized lease assets is computed on the straight-line method over the term of the lease.

      Normal repair and maintenance is expensed as incurred. Replacements are capitalized and the property and equipment accounts are relieved of the items being replaced or disposed of, or if no longer of value. The related cost and accumulated deprecation of the disposed assets are eliminated and any gain or loss on disposition is included in the results of operations in the year of disposal.

Capitalized Software Development Costs

      Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. LanVision capitalized $800,000, $600,000 and $500,000 in 2003, 2002 and 2001, respectively.

      Research and development expense, net of capitalized amounts, was $2,053,901, $2,195,315 and $2,154,949 in 2003, 2002 and 2001, respectively.

      Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense was $500,000, $400,000 and $300,000 in 2003, 2002 and 2001, respectively.

Other non-current assets

      Other non-current assets at January 31, 2004 consist primarily of deferred tax assets relating to the net operating loss carry forwards (See Note 4).

Accrued Other Expenses

      Accrued other expenses at January 31, 2004 and 2003 include warranty reserves, accrued franchise and property taxes, professional fees and other similar liabilities. The decrease in fiscal 2003 results primarily from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a $290,000 favorable change in the estimate for certain franchise tax liabilities as a result of the tax authority audit of certain prior year’s tax returns.

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

Stock Options

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of financial accounting and reporting for stock-based compensation plans. LanVision elected to continue to account for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, has adopted the disclosure only provisions of Statement 123. At January 31, 2004 LanVision had three stock-based compensation plans, which are more fully disclosed in Note 7 of the Notes to Consolidated Financial Statements. No stock-based compensation cost is reflected in the net earnings, as all options granted under the plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if LanVision had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, to stock-based employee compensation.

      Pro forma information regarding the net earnings and net earnings per common share is required by Statement 123, and has been determined as if LanVision had accounted for its stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal year 2003 risk-free interest rate of 2.50%, and 2001: risk-free interest rates of 4.50%; a dividend yield of zero percent; a volatility factor of the expected market price of LanVision’s Common Stock of ..916 in 2003 and 1.011 in 2001, and a weighted average expected life of the options of five years. No options were granted in 2002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year

	2003	2002	2001

Net earnings, as reported	$1,019,166	$1,012,013	$210,360
Deduct: Total stock based compensation expense determined under the fair value based method for all awards, net of related tax effects	(53,176)	(24,408)	(135,457)

Pro forma net earnings	$965,990	$987,605	$74,903

Earnings per share:
Basic — as reported	$.11	$.11	$.02

Basic — pro forma	$.11	$.11	$.01

Diluted — as reported	$.11	$.11	$.02

Diluted — pro forma	$.10	$.11	$.01

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

      The following is the calculation of the basic and diluted net earnings per share of common stock.

	Fiscal Year

	2003	2002	2001

Net earnings	$1,019,166	$1,012,013	$210,360

Average shares outstanding used in basic per common share computations	8,996,734	8,933,931	8,889,586
Stock options:
Total options	404,049	456,826	294,874
Assumed treasury stock buyback	(193,542)	(193,238)	(110,740)
Warrants assumed converted	—	—	—
Convertible redeemable preferred stock assumed converted	—	—	—

Number of average shares used in diluted per common share computation	9,207,241	9,197,519	9,073,720

Basic net earnings per share of common stock	$.11	$.11	$.02

Diluted net earnings per share of common stock	$.11	$.11	$.02

      The diluted earnings per share for the fiscal year 2003, exclude the effect of 141,928 outstanding Stock Options and the 750,000 Warrants because the inclusion would be antidilutive.

      The diluted earnings per share for the fiscal year 2002, exclude the effect of 98,452 outstanding Stock Options and the 750,000 Warrants because the inclusion would be antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Operating Leases

      LanVision rents office and data center space and equipment under noncancelable operating leases that expire at various times through fiscal year 2006. Future minimum lease payments under noncancelable operating leases for the next three fiscal years are as follows: 2004, $224,815; 2005, $25,648; 2006, $5,690; each year. Rent expense was $229,275, $178,189 and $139,047 for fiscal years 2003, 2002 and 2001, respectively.

3.     Long-term Debt and Capitalized Leases

      In 1998, LanVision issued a $6,000,000 note to The HillStreet Fund, L.P., which bears interest at 12%, payable monthly. The note is repayable in quarterly installments of $500,000 through July 2004. LanVision has the option to prepay at any time, in full, the outstanding balance of the note upon the payment of a Special Prepayment Fee. The Special Prepayment Fee shall be equal to the amount of the Yield Guarantee to Maturity of 25%, discounted to the present value to the date of payment in full of the Loan, using an assumed discount rate of 6%, minus the amount of the interest prepaid on: September 5, 2000, in the amount of $1,000,000, April 2, 2001, in the amount of $500,000, March 13, 2002, in the amount of $500,000, and March 1, 2004 in the amount of $1,500,000, all of which are compounded at an assumed interest rate of 6% through the date of the payment in full of the Loan. The note is secured by all of the assets of LanVision, and the loan agreement, as amended, restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, limits certain investments, restricts substantial asset sales, capital expenditures, cash dividends, stock repurchases, and mergers and consolidations with unaffiliated entities without lender consent. In addition, LanVision is required to meet certain financial covenants, including minimum levels of revenues, earnings, and net worth. Also, the loan agreement requires LanVision to maintain a minimum cash balance of $3,800,000 through the maturity of the loan. On March 1, 2004 LanVision made a prepayment of $1,500,000 on the accrued and unpaid interest on the long-term debt and the lender agreed to reduce the minimum cash balance requirement to $3,000,000 through the maturity of the loan on July 31, 2004.

      In connection with the issuance of the note, LanVision issued Warrants to purchase 750,000 shares of Common Stock of LanVision at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.

      Under the terms of the loan agreement, LanVision has guaranteed the lender that the increase in the market value of the stock underlying the Warrants, at the time of loan maturity, over the exercise price plus the 12% interest paid on the loan will yield the lender a 25% compound annual return. If the yield from the Warrants plus interest paid does not provide the lender with the 25% guaranteed compound annual return, LanVision is required to pay the additional amount in cash at the time of maturity. Accordingly, LanVision is accruing interest on the loan at a 25% compound interest rate, regardless of the market value of the stock and the inherent value of the Warrants. Assuming that the Warrants have no value, the maximum amount of the accrued and unpaid interest at maturity on July 31, 2004 will be $5,397,375, less the amount of $1,500,000 prepayment made on March 1, 2004, as discussed above. Should the Warrant, which has a purchase price of $3.87 per share, have any value, then the value of the Warrant would reduce the amount of the accrued and unpaid interest required to be paid at maturity by such value.

      In addition, the founders of LanVision have consented to certain restrictions on the sale or transfer of their shares.

      Maturity of the long-term debt is as follows: fiscal year 2004, $1,000,000.

      LanVision believes the fair market value of the long-term debt and its accompanying Warrants approximates the carrying value based on the term, interest rate and maturity that LanVision believes is currently available to it.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      LanVision was in compliance with all of the amended terms and conditions of the loan agreement as of January 31, 2004, except for the Minimum Earnings Before Interest and Taxes requirement at the end of the first quarter of fiscal year 2003, which covenant was waived by the lender.

      During fiscal year 2002 LanVision acquired computer equipment and related software for a new application-hosting services data center, which are accounted for as capitalized leases. The amount of the leased assets by category is: computer equipment $372,705; computer software $196,799; and prepaid maintenance and expenses $84,626, for a total of $654,130 in new assets. The leases are payable monthly in installments of $19,991, through August 2005 and an additional amount of $8,323, through December 2005. The present value of the future lease payments upon lease inception was $654,130 using the interest rates implicit in the lease agreements at the inception of the leases.

      The following is an analysis of the assets under capital lease at the fiscal year end:

2003

Computer equipment	$372,705
Software	196,799
Other	84,626

Total	654,130
Accumulated depreciation	(249,179)

$404,951

      Total depreciation and amortization expense on assets under capital leases was $181,895 in 2003 and $67,284 in 2002.

      Total obligations under capital leases are as follows: $239,895 in 2004 and $173,236 in 2005. The total obligations of the minimum lease payments, less the amount representing interest of $24,811 is reflected in the balance sheet as a current obligation of $220,199 and a non-current obligation of $168,121.

4.     Income Taxes

      In 2003, 2002 and 2001, LanVision was subject to Alternative Minimum Taxes.

      The income tax benefit (provision) for income taxes differs from the Federal statutory rate as follows:

	Fiscal Year

	2003		2002		2001

Federal tax expense at	$		$		$
Statutory rate		(196,759)		(360,360)		(78,176)
Current state and local taxes, Net of Federal benefit		(50,642)		—		—
Change in valuation allowance		2,195,324		697,153		229,623
Non-deductible interest		(525,630)		(312,750)		(279,130)
Net operating loss carry forward adjustment		(888,822)		—		—
Other		(76,474)		(48,043)		114,683

		$456,997		$(24,000)		$(13,000)

      During fiscal year 2003, LanVision determined that a portion of the Federal net operating loss carry forward would not be recognized totaling $2,058,394 ($888,822 tax-benefit). An adjustment of $888,822 was required to record the net operating loss carry forward deferred tax asset to the appropriate amount. As the net operating loss carry forward had a full valuation allowance recorded in the prior year, there was no impact on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Consolidated Statement of Income in 2003 resulting from this adjustment; however, the adjustment is a component of the 2003 effective tax rate reconciliation.

      LanVision provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences are as follows:

	Fiscal Year

	2003	2002

Temporary items:
Net operating loss carry forwards	$8,464,023	$9,819,757
Accounts payable and accrued liabilities	419,708	677,401
Property and equipment	9,243	2,356
Other	58,301	89,084

	8,951,275	10,588,598
Less valuation allowance	(8,393,275)	(10,588,598)

Net deferred tax assets	558,000	—
Deferred tax liabilities:
Prepaid assets	—	—
Equipment	—	—

Net deferred tax asset	$558,000	$—

      In prior years, LanVision established a full valuation allowance against all of the deferred tax assets. As of January 31, 2004, LanVision reduced the valuation allowance for the deferred tax assets primarily related to the carry forward by $588,000 based upon reasonable future earnings before income tax projections. A valuation allowance of $8,393,275 is still required to reduce the deferred tax assets, primarily relating to loss carry forwards, to a level currently believed will be utilized to offset future earnings before income taxes based the current backlog and forecasts over the next two years. The valuation allowance is required due to the inability to predict on a longer term basis that LanVision will “more likely than not” attain levels of profitability required to utilize additional loss carry forwards.

      At January 31, 2004, LanVision had a net operating loss carry forward of approximately $24,000,000, which begins to expire in 2010. LanVision also has an Alternative Minimum Tax credit carry forward of approximately $58,000, which has an unlimited carry forward period. Certain changes in stock ownership can result in a limitation on the amount of net operating loss carry forward that can be utilized each year.

5. Retirement Plan

      LanVision has established a 401(k) retirement plan that covers substantially all employees. Company contributions to the plan may be made at the discretion of the Board of Directors. To date, no Company contributions have been made to the plan.

6.     Major Customers

      During fiscal year 2003, three customers, exclusive of our remarketing partners, accounted for 12%, 6%, and 5% of total revenues. During fiscal year 2002, three customers, exclusive of our remarketing partners, accounted for 12%, 8%, and 8% of total revenues. During fiscal year 2001, three customers, exclusive of our remarketing partners, accounted for 11%, 6%, and 7% of total revenues. At January 31, 2004 and 2003, 38% and 47%, respectively, of LanVision’s accounts receivable were due from three customers excluding remarketing partners. At January 31, 2004 and 2003 approximately, 34% and 37%, respectively, of LanVision’s accounts receivables were due from remarketing partners.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Stock Option Plans

      LanVision’s Employee Stock Option Plan authorizes the grant of options to employees for up to 825,000 shares of LanVision’s Common Stock. The options granted have terms of ten years or less and generally vest and become fully exercisable ratably over three years of continuous employment from the date of grant. At January 31, 2004, options to purchase 490,977 shares of LanVision’s Common Stock have been granted and are outstanding under the Plan.

      LanVision’s Non-Employee Directors Stock Option Plan authorizes the grant of options for up to 100,000 shares of LanVision’s Common Stock. All options granted have terms of ten years or less, and vest and become fully exercisable ratably over three years of continuous service as a Director from the date of grant. Options for 50,000 shares have been granted under this plan, of which 50,000 options are exercisable and vested. In addition, non-qualified stock options to purchase 5,000 shares were granted to a Director in April 1996, and are exercisable and vested.

      A summary of LanVision’s stock option activity and related information is as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Options	price	Options	price	Options	price

Outstanding — beginning of year	555,278	$2.80	577,276	$2.73	604,275	2.69
Granted	47,500	2.05	—	—	10,000	.88
Exercised	(52,967)	1.11	(21,998)	.90	(18,999)	1.12
Forfeited	(3,834)	2.05	—	—	(18,000)	1.92

Outstanding — end of year	545,977	2.90	555,278	2.80	577,276	2.73

Exercisable — end of year	495,146	$3.00	426,429	$3.36	309,589	$4.23

Weighted average fair value of options granted during year	$1.72		$—		$.67

      The following table summarizes the options as of January 31, 2004:

Options
		Weighted average	Approximate
Outstanding	Exercisable	exercise price	remaining life in years

545,977	495,146	$3.00 (1)	5

(1)	The exercise prices range from $0.53 to $14.50, of which 62,275 shares are between $10.40 and $14.50 per share, 38,500 shares are between $4.75 and $7.38 per share, 282,834 shares are between $1.37 and $2.87 per share and 162,368 shares are between $0.53 and $0.88 per share.

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

8.     Stock Purchase Plan

      LanVision has an Employee Stock Purchase Plan under which employees may purchase up to 500,000 shares of Common Stock. Under the plan, eligible employees may elect to contribute, through payroll

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deductions, up to 10% of their base pay to a trust during any plan year, July 1 through June 30, of the following year. At June 30 of each year, the plan issues for the benefit of the employees shares of Common Stock at the lesser of (a) 85% of the Fair Market Value of the Common Stock on July 1, of the prior year, or (b) 85% of the Fair Market Value of the Common Stock on June 30, of the current year.

      During fiscal year 2003, 18,061 shares were purchased at the price of $1.68 per share; 2002, 23,059 shares were purchased at the price of $1.23 per share; and in 2001, 15,707 shares were purchased at the price of $1.23 per share.

      The purchase price at June 30, 2004, will be 85% of the lower of (a) the closing price on July 1, 2003 ($1.95) or (b) 85% of the closing price on June 30, 2004.

9.     Commitments and Contingencies

Maintenance Agreements, Warranties, and Indemnities

      LanVision warrants to customers that its software will meet certain performance requirements for an initial limited warranty period. LanVision has maintenance agreements to provide services in future periods after the expiration of the initial limited warranty period. LanVision invoices customers in accordance with the agreements and records the invoicing as deferred revenues and recognizes the revenues ratably over the term of the maintenance agreements. LanVision’s standard agreements with its customers usually include intellectual property infringement indemnification provisions to indemnify them from and against third-party claims, and for liabilities, damages, and expenses arising out of LanVision’s operation of its business or any negligent act or omission of LanVision.

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

Reserved Common Stock

      LanVision has reserved 1,236,031 shares of the Common Stock authorized for issuance in connection with various Stock Option and Employee Stock Purchase Plans, and 750,000 shares for the Warrants issued in connection with the long-term debt.

Litigation

      There are claims pending against LanVision and its subsidiary. Based on a review of such litigation with legal counsel, LanVision believes any resulting liability would not have a material affect on LanVision’s consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Quarterly Results of Operations (Unaudited)

      The following sets forth selected quarterly financial information for fiscal years 2003, 2002, and 2001.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2003

	(In thousands, except per share data)
Revenues	$2,620	$2,966	$3,667	$3,550	$12,803
Gross profit	1,279	1,642	2,409	2,236	7,566
Operating (loss) profit (d)	(248)	646	985	970	2,353
Net (loss) earnings (e)	(676)	213	482	1,000	1,019
Basic & diluted net (loss) earnings per share (a)	(.07)	.02	.05	.11	.11
Weighted average shares outstanding	8,964	8,991	9,011	9,019	8,997

Stock Price (b)
High	$3.80	$2.57	$2.68	$4.49	$4.49
Low	$2.10	$1.77	$1.82	$2.06	$1.77
Quarter and year-end close	$2.43	$1.95	$2.63	$3.08	$3.08
Cash dividends declared (c)	$—	$—	$—	$—	$—

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2002

Revenues	$3,033	$3,272	$3,209	$3,948	$13,462
Gross profit	1,882	2,099	2,092	2,509	8,582
Operating profit	531	650	752	955	2,888
Net earnings	98	202	252	460	1,012
Basic & diluted net earnings per share (a)	.01	.02	.03	.05	.11
Weighted average shares outstanding	8,914	8,928	8,945	8,948	8,934

Stock Price (b)
High	$4.65	$4.05	$3.21	$3.74	$4.65
Low	$2.50	$1.51	$1.70	$2.20	$1.51
Quarter and year-end close	$2.88	$2.15	$2.61	$2.92	$2.92
Cash dividends declared (c)	$—	$—	$—	$—	$—

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2001

Revenues	$2,712	$2,099	$3,385	$2,743	$10,939
Gross profit	1,682	1,024	2,187	1,990	6,883
Operating profit (loss)	473	(139)	1,001	684	2,019
Net earnings (loss)	102	(570)	498	180	210
Basic & diluted net earnings (loss) per share (a)	.01	(.06)	.06	.02	.02
Weighted average shares outstanding	8,879	8,884	8,894	8,899	8,889

Stock Price (b)
High	$1.31	$1.75	$1.70	$4.98	$4.98
Low	$.56	$.95	$.85	$1.07	$.56
Quarter and year-end close	$1.00	$1.25	$1.23	$3.50	$3.50
Cash dividends declared (c)	$—	$—	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Quarterly amounts may not be additive.

(b)	Obtained from The Nasdaq Stock Market, Inc.

(c)	LanVision has not paid a dividend on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

(d)	Includes: in the fourth quarter, a $290,000 favorable change in estimate for certain franchise tax liabilities and in the second quarter, a $230,000 reimbursement of certain legal fess upon settlement.

(e)	Includes, in the fourth quarter, a $558,000 favorable change in a reduction of the valuation allowance for deferred tax assets.

Schedule II

Valuation and Qualifying Accounts and Reserves

LanVision Systems, Inc.

For the three years ended January 31, 2004

		Additions

	Balance at	Charged to	Charged to
	Beginning	costs and	Other		Balance at
Description	of Period	Expenses	Accounts	Deductions	End of Period

	(in thousands)
Year ended January 31, 2004:
Allowance for doubtful accounts	$400	$—	$—	$—	$400
Warranty reserve	250	—	—	—	250
Year ended January 31, 2003:
Allowance for doubtful accounts	400	—	—	—	400
Warranty reserve	250	—	—	—	250
Year ended January 31, 2002:
Allowance for doubtful accounts	400	—	—	—	400
Warranty reserve	250	—	—	—	250

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      No change in LanVision’s auditors has taken place within the twenty-four months prior to, or in any period subsequent to, LanVision’s January 31, 2004 Financial Statements.

Item 9A     Controls and Procedures

      LanVision maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in LanVision’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to LanVision’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-14(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of LanVision’s senior management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of LanVision’s disclosure controls and procedures. Based on that evaluation, LanVision’s management, including the Chief Executive and Chief Financial Officer, concluded that LanVision’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no material changes in LanVision’s internal control or in the other controls during the quarter ended January 31, 2004 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information regarding Directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference from LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be

held on May 26, 2004 from the information appearing under the captions “Election of Directors”, “Stock Ownership by Certain Beneficial Owners and Management”, and “Compliance with Section 16(a) of the Exchange Act”. Certain information regarding LanVision’s Executive Officers is set forth in Part I, Item 4 of this Form 10-K under the caption “Executive Officers of the Registrant.”

      The information regarding the Audit Committee Financial Expert required by Items 401(h) of Regulation S-K is incorporated herein by reference from LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 26, 2004 from the information appearing under the caption “Board of Directors Meetings and Committees.”

      The information relating to the Code of Ethics required by Items 406 of Regulation S-K is included herein by reference to Exhibit 14.1 to this Form 10-K. LanVision has adopted the Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and employees. LanVision has also made the Code of Ethics available on its website at www.lanvision.com and will provide a copy, free of charge, upon request.

Item 11.     Executive Compensation

      The information regarding Executive Compensation and Director Compensation required by Item 402 of Regulation S-K is incorporated herein by reference from LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 26, 2004 from the information appearing under the captions “Executive Compensation”, “Proposal 1 — Election of Directors — Director Compensation” except that the information required by Item 306, Item 402 (k) and (l) of Regulation S-K which appears within such caption under the subheading “Compensation Committee Report”, “Audit Committee Report” and the caption “Stock Performance Graph” and set forth in LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 26, 2004 is specifically not incorporated herein by reference into this Form 10-K or into any other filing by LanVision under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12.	Securities Ownership of Certain Beneficial Owners and Management

      The information regarding Security Ownership of LanVision’s Common Stock by certain beneficial owners and management required by Item 403 of Regulation S-K is incorporated herein by reference from LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 26, 2004 from the information appearing under the caption “Stock Ownership by Certain Beneficial Owners and Management”.

Item 13.     Certain Relationships and Related Transactions

      The information regarding certain relationships and related transactions required by Item 404 of Regulation S-K is incorporated herein by reference from LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 26, 2004 from the information appearing under the caption “Certain Relationships and Related Transactions”.

Item 14     Principal Accountant Fees and Services

      The following table sets forth the aggregate fees for the Company for the fiscal years 2003 and 2002 for audit and other services provided by LanVision’s accounting firm, Ernst & Young LLP.

	2003	2002

Audit Fees	$90,700	$88,000
Audit-Related Fees	5,000	—
Tax Fees	47,000	65,200
All Other Fees	—	—

Total Fees	$142,700	$153,200

      The Company has engaged Ernst & Young LLP to provide tax consulting and compliance services and consulting services regarding the internal control audit related requirements of the Sarbanes-Oxley Act, in addition to the audit of the financial statements. The Company’s Audit Committee has considered whether the provision of the tax and consulting services is compatible with maintaining the independence of Ernst & Young LLP. All of the fees paid to Ernst & Young LLP are pre-approved by the Audit Committee of the Board of Directors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements

      1. The financial statements listed in ITEM 8 in the Index to Consolidated Financial Statements on page 31 are filed as part of this report.

      2. The Schedule on page 49 is filed as part of this report.

      3. Exhibits

      See Index to Exhibits on page 53 of this report.

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

Date: April 5, 2004

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ J. BRIAN PATSY J. Brian Patsy	Chief Executive Officer And Director	April 5, 2004

/s/ ERIC S. LOMBARDO Eric S. Lombardo	Director	April 5, 2004

/s/ GEORGE E. CASTRUCCI George E. Castrucci	Director	April 5, 2004

/s/ Z. DAVID PATTERSON Z. David Patterson	Director	April 5, 2004

/s/ RICHARD C. LEVY Richard C. Levy, M.D.	Director	April 5, 2004

/s/ PAUL W. BRIDGE, JR. Paul W. Bridge, Jr.	Chief Financial Officer and Chief Accounting Officer	April 5, 2004

INDEX TO EXHIBITS

EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

3.2	Bylaws of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

3.3	Certificate of the Designations, Powers, Preferences and Rights of the Convertible Preferred Stock (Par Value $.01 Per Share) of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

4.1	Specimen Common Stock Certificate of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

4.2	Specimen Preferred Stock Certificate of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

4.3(a)	Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 8-K, dated July 17, 1998, as filed with the Commission on July 24, 1998.)

4.3(b)		First Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10(c) of the Registrant’s Form 10-Q for the quarter ended October 31, 1998, as filed with the Commission on December 11, 1998.)

4.3(c)		Second Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 4.3(c) of the Registrant’s Form 10-K for the fiscal year ending January 31, 2000 as filed with the Commission on April 20, 2000.)

4.3(d)		Third Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10(b) of the Registrant’s Form 10-Q for the quarter ended July 31, 2000, as filed with the Commission on September 12, 2000.)

4.3(e)		Fourth Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10(e) of the Registrant’s Form 10-K for the fiscal year ended January 31, 2001, as filed with the commission on April 26, 2001.)

4.3(f)		Fifth Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 4.3(f) of the Registrant’s Form 10-K for the fiscal year ended January 31, 2002, as filed with the commission on April 29, 2002.)

4.3(g)		Sixth Amendment to the Loan and Security Agreement between The HillStreet Fund L.P. and LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 4.3(g) of the Registrant’s Form 10-K for the fiscal year ended January 31, 2003, as filed with the commission on April 15, 2003.)

10.1	#	LanVision Systems, Inc. 1996 Employee Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

10.2(a)	#	LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

10.2(b)	#	First Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 4.1(b) of, the Registrant’s Registration Statement on Form S-8, file number 333-20765, as filed with the Commission on January 31, 1997.)

10.2(c)	#	Second Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, Amendment No. 1 to the Registrant’s Statement on Form S-8, file number 333-20765, as filed with the Commission on March 1, 2001.)

10.3	#	LanVision Systems, Inc. 1996 Employee Stock Purchase Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

10.4	#	George E. Castrucci Option Agreement. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 4.1 of the Registrant’s Form S-8, file number 333-20763, as filed with the Commission on January 31, 1997.)

10.5	#	Employment Agreement between LanVision, Inc. and Donald E. Vick effective December 3, 1996. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.5 of the Registrant’s Form 10-K for the fiscal year ended January 31, 2002, as filed with the commission on April 29, 2002.)

10.6	#	Employment Offer of LanVision, Inc. to Paul W. Bridge, Jr. effective April 11, 1996. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.8 of the Registrant’s Form 10-K for the fiscal year ended January 31, 2001, as filed with the commission on April 26, 2001.)

10.7	#	Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and J. Brian Patsy effective February 1, 2004.	***

10.8	#	Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Eric S. Lombardo effective February 1, 2004.	***

10.9(a)		Stock Purchase and Shareholder Agreement among LanVision, Inc., Blue Chip Capital Fund Limited Partnership, J. Brian Patsy and Eric S. Lombardo dated December 1, 1994. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

10.9(b)		Amendment No. 1 to Stock Purchase and Shareholder Agreement among Blue Chip Capital Fund Limited Partnership, LanVision, Inc., J. Brian Patsy, Eric S. Lombardo and LanVision Systems, Inc. dated February 8, 1996. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

10.10		Consent by Blue Chip Capital Fund Limited Partnership dated February 8, 1996. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

10.11(a)		Lease for office space between Creek Road Warehouse Complex, LLC and LanVision, Inc., dated May 4, 2000. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2000, as filed with the Commission on May 31, 2000.)

10.11(b)		First amendment to the Lease for office space between Creek Road Warehouse Complex, LLC, and LanVision, Inc., dated November 20, 2002 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.9(b) of the Registrant’s Form 10-K for the fiscal year ended January 31, 2003, as filed with the commission on April 15, 2003.).

10.11(c)		Second amendment to the Lease for office space between Creek Road Warehouse Complex, LLC, and LanVision, Inc., dated January 19, 2004.	***

10.12(a)**	Reseller Agreement between IDX Information Systems Corporation and LanVision, Inc. entered into on January 30, 2002. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.11 of the Registrant’s Form 10-K for the fiscal year ended January 31, 2002, as filed with the commission on April 29, 2002.)

10.12(b)	First amendment to the Reseller Agreement between IDX Information Systems Corporation and LanVision, Inc. entered into on January 30, 2002 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s Form 10-Q for the quarter ended April 30, 2002, as filed with the commission on June 4, 2002.).

10.13	Form of Indemnification Agreement for all directors and officers. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

11.1	Statement Regarding Computation of Per Share Earnings	***

14.1	Code of Ethics	***

21.1	Subsidiaries of the Registrant	***

23.1	Consent of Independent Auditors	***

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	***

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	***

32.1	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	***

32.2	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	***

**	The Company has applied for Confidential Treatment of portions of this agreement with the Securities and Exchange Commission

***	Included herein

#	Management Contracts and Compensatory Arrangements.