Form 10-Q
period 2004-04-30
LANVISION SYSTEMS INC
filed 2004-06-04
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

                                       or

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

            Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of June 1, 2004: 9,060,233.

                                TABLE OF CONTENTS

                                                                                                                   Page
Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements............................................................    3

         Condensed Consolidated Balance Sheets at April 30, 2004 and January 31, 2004...........................    3

         Condensed Consolidated Statements of Operations for the three months ended April 30, 2004 and 2003.....    5

         Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2004 and 2003.....    6

         Notes to Condensed Consolidated Financial Statements...................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................   12

Item 4.  Controls and Procedures................................................................................   22

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................   22

Item 3.  Defaults on Senior Securities..........................................................................   22

Item 4.  Submission of Matters to a Vote of Security Holders....................................................   22

Item 6.  Exhibits and Reports on Form 8-K.......................................................................   23

         Signatures.............................................................................................   24

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              (Unaudited)           (Audited)
                                                                                April 30,           January 31,
                                                                                  2004                 2004
                                                                              ------------         ------------
                                     Assets

Current assets:
    Cash and cash equivalents (restricted by long-term debt agreement)        $  4,511,161         $  6,227,236
    Accounts receivable, net of allowance for doubtful
        accounts of $400,000, respectively                                       1,864,025            2,386,723
    Contract receivables                                                         1,821,384            2,972,356
    Prepaid expenses related to unrecognized revenue                                22,770               32,224
    Other                                                                          329,143              325,697
                                                                              ------------         ------------
          Total current assets                                                   8,548,483           11,944,236

Property and equipment:
    Computer equipment                                                           2,623,435            2,588,749
    Computer software                                                              866,430              812,591
    Office furniture, fixtures and equipment                                     1,167,497            1,166,377
    Leasehold improvements                                                         157,492              157,492
                                                                              ------------         ------------
                                                                                 4,814,854            4,725,209
    Accumulated depreciation and amortization                                   (3,803,357)          (3,672,442)
                                                                              ------------         ------------
                                                                                 1,011,497            1,052,767
Capitalized software development costs, net of accumulated
  amortization of $2,758,478 and $2,600,228, respectively                        1,781,451            1,689,701
Other, including deferred taxes                                                    624,300              603,750
                                                                              ------------         ------------
                                                                              $ 11,965,731         $ 15,290,454
                                                                              ============         ============

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)           (Audited)
                                                                             April 30,           January 31,
                                                                               2004                 2004
                                                                           ------------         ------------
                    Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                         $    241,522         $    637,222
  Accrued compensation                                                          230,752              265,095
  Accrued other expenses                                                        782,404              928,097
  Deferred revenues                                                           1,690,746            2,357,531
  Current portion of capitalized leases                                         223,890              220,199
  Current portion of long-term debt                                             500,000            1,000,000
  Accrued interest on long-term debt                                          3,491,176            4,635,169
                                                                           ------------         ------------
        Total current liabilities                                             7,160,490           10,043,313

Capitalized leases                                                              110,745              168,121

Stockholders' equity:
  Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                                       -                    -
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 9,060,233 and 9,030,032 shares issued, respectively              90,602               90,300
  Capital in excess of par value                                             34,964,286           34,928,047
  Accumulated (deficit)                                                     (30,360,392)         (29,939,327)
                                                                           ------------         ------------
        Total stockholders' equity                                            4,694,496            5,079,020
                                                                           ------------         ------------
                                                                           $ 11,965,731         $ 15,290,454
                                                                           ============         ============

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three Months Ended April 30,

                                   (Unaudited)

                                                                      Three Months Ended
                                                               -------------------------------
                                                                  2004                2003
                                                               -----------         -----------
Revenues:
    Systems sales                                              $   286,883         $   622,496
    Services, maintenance and support                            1,721,658           1,569,244
    Application-hosting services                                   633,014             428,242
                                                               -----------         -----------
        Total revenues                                           2,641,555           2,619,982

Operating expenses:
    Cost of systems sales                                          358,912             462,463
    Cost of services, maintenance and support                      680,245             662,877
    Cost of application-hosting services                           216,648             215,368
    Selling, general and administrative                            913,468             944,198
    Product research and development                               513,999             583,093
                                                               -----------         -----------
        Total operating expenses                                 2,683,272           2,867,999
                                                               -----------         -----------
Operating (loss)                                                   (41,717)           (248,017)

Other income (expense):
    Interest income                                                 24,102              19,034
    Interest expense                                              (403,449)           (446,809)
                                                               -----------         -----------
(Loss) before income taxes                                        (421,064)           (675,792)
    Income tax provision (benefit)                                       -                   -
                                                               -----------         -----------
Net (loss)                                                     $  (421,064)        $  (675,792)
                                                               ===========         ===========

Basic net (loss) per common share                              $      (.05)        $      (.07)
                                                               ===========         ===========
Diluted net (loss) per common share                            $      (.05)        $      (.07)
                                                               ===========         ===========
Number of shares used in per common share computations:

   Basic                                                         9,035,897           8,964,449
                                                               ===========         ===========
   Diluted                                                       9,035,897           8,964,449
                                                               ===========         ===========

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Three Months Ended April 30,

                                   (Unaudited)

                                                                  2004                2003
                                                               -----------         -----------
Operating activities:
Net (loss)                                                     $  (421,064)        $  (675,792)
Adjustments to reconcile net (loss) to net cash
  (used for) operating activities:
      Depreciation and amortization                                289,165             267,373
      Increase (decrease) in long-term accrued interest         (1,143,993)            336,921

Cash (used for) provided by assets and liabilities:

      Accounts and contract receivables                          1,673,670            (396,592)
      Other current assets                                           6,007              (4,509)
      Accounts payable and accrued expenses                       (575,736)           (357,115)
      Deferred revenues                                           (666,785)           (573,455)
                                                               -----------         -----------
Net cash (used for) operating activities                          (838,736)         (1,403,169)
                                                               -----------         -----------

Investing activities:
Purchases of property and equipment                                (89,645)            (42,647)
Capitalization of software development costs                      (249,999)           (200,000)
Other                                                              (20,550)             58,718
                                                               -----------         -----------
Net cash (used for) investing activities                          (360,194)           (183,929)
                                                               -----------         -----------

Financing activities:
Repayment of long-term debt                                       (500,000)           (500,000)
Payment of capitalized leases                                      (53,686)            (50,239)
Exercise of stock options                                           36,541              16,381
                                                               -----------         -----------
Net cash (used for) financing activities                          (517,145)           (533,858)
                                                               ===========         ===========

(Decrease) in cash and cash equivalents                         (1,716,075)         (2,120,956)
Cash and cash equivalents at beginning of period                 6,227,236           7,242,230
                                                               -----------         -----------
Cash and cash equivalents at end of period                     $ 4,511,161         $ 5,121,274
                                                               ===========         ===========

Supplemental cash flow disclosures:
    Income taxes paid                                          $   105,570         $    11,000
                                                               ===========         ===========
    Interest paid                                              $ 1,536,788         $    99,902
                                                               ===========         ===========

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2005.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is presented beginning on page 37 of its fiscal year 2003 Annual Report to Stockholders on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during fiscal year 2004.

Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The decrease in cash and cash equivalents during the quarter results primarily from operating activities during the quarter, including the advance payment of accrued interest on the long-term debt, and the payment of $553,686 in long-term debt and capitalized leases during the quarter.

The decrease in contract receivables is due to the collection, during the first quarter, of receivables with deferred payment provisions.

Other current assets consist of software and hardware awaiting installation (related to unrecognized revenue) and other prepaid expenses, including commissions.

The decrease in property and equipment, net, is primarily the result of the acquisition of replacement equipment and software, offset by normal depreciation and amortization.

Other non-current assets consist primarily of the deferred federal income tax assets relating to the net operating loss carry forward.

The decrease in accounts payable results primarily from the payment during the quarter of invoices for hardware sales to new customers in late January.

The decrease in accrued compensation results primarily from the decrease in the accrual for first quarter bonuses payable under the employee bonus plans.

The decrease in accrued other expenses relates primarily to the payment of certain estimated taxes and accrued liabilities subsequent to January 31, 2004.

The decrease in deferred revenues results primarily from the recognition of revenue related to maintenance billings to customers recorded prior to revenue recognition.

The decrease in long-term accrued interest results from a prepayment of $1,500,000 in deferred interest on the long-term debt during the first quarter, net of the normal increase in the deferred interest payable under the long-term debt agreement for the quarter.

Note 4 - STOCK OPTIONS

During the first three months of the current fiscal year, the Company granted no stock options under any Stock Option Plan. During the same period, no options were forfeited and 30,201 options were exercised under all plans during the quarter.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of financial accounting and reporting for stock-based compensation plans. LanVision elected to continue to account for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, has adopted the disclosure only provisions of Statement 123. At April 30, 2004, LanVision had three stock-based compensation plans, which are more fully disclosed in Note 7 of the Notes to Consolidated Financial Statements in the Form 10-K for the Fiscal year ended January 31, 2004. No stock-based compensation cost is reflected in the net income, as all options granted under the plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if LanVision had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, to stock-based employee compensation.

             Three months ended April 30,                       2004                2003
                                                                ----                ----
Net (loss), as reported                                     $   (421,064)        $  (675,792)
Deduct: Total stock based compensation expense
determined under the fair value based method for all
awards, net of related tax effects                                     -             (13,746)
                                                            ------------         -----------

Pro forma net (loss)                                        $   (421,064)        $  (689,538)
                                                            ============         ===========

Earnings per share:
     Basic - as reported                                    $      (0.05)        $     (0.07)
                                                            ============         ===========
     Basic - pro forma                                      $      (0.05)        $     (0.08)
                                                            ============         ===========

     Diluted - as reported                                  $      (0.05)        $     (0.07)
                                                            ============         ===========
     Diluted - pro forma                                    $      (0.05)        $     (0.08)
                                                            ============         ===========

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect current market conditions and prior experience.

Note 5 - EARNINGS PER SHARE

The basic (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.

The 2004 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options), as the inclusion thereof would be antidilutive. The Company had approximately 535,754 option shares outstanding at April 30, 2004 that were not included in the diluted net (loss) per share calculation as the inclusion thereof would be antidilutive.

The 2003 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options), as the inclusion thereof would be antidilutive. The Company had approximately 544,838 option shares outstanding at April 30, 2003 that were not included in the diluted net (loss) per share calculation as the inclusion thereof would be antidilutive.

Note 6 - CONTRACTUAL OBLIGATIONS

The following table details the remaining obligations, by fiscal year, as of the end of the quarter for the capitalized leases, long-term debt, accrued interest on the long-term debt, other commitments and the operating leases.

                                   Total          2004          2005          2006          2007          2008
                                 ----------    ----------    ----------    ----------     ---------    ----------
Capitalized leases               $  353,157    $  179,921    $  173,236    $        -     $       -    $        -
Long-term debt                      500,000       500,000             -             -             -             -
Accrued interest, assuming no
Warrant value (see below)         3,854,441     3,854,441             -             -             -             -
Other commitments                    50,000        25,000        25,000             -             -             -
Operating leases                    286,378       252,565        28,423         5,390             -             -
                                 ----------    ----------    ----------    ----------     ---------    ----------
   Total                          5,043,976    $4,811,927    $  226,659    $    5,390     $       -    $        -
                                 ==========    ==========    ==========    ==========     =========    ==========

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

Long-term Debt

The long-term debt of $500,000, and the accrued and unpaid deferred interest, is secured by all of the assets of LanVision and the loan agreement, as amended, restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, limits certain investments, restricts substantial asset sales, capital expenditures, cash dividends, stock repurchases, and mergers and consolidations with unaffiliated entities without lender consent. In addition, LanVision was required to meet certain financial covenants, including minimum levels of revenues, earnings, and net worth. In addition, the loan agreement requires LanVision to maintain a minimum cash balance of $3,000,000 through July 31, 2004. LanVision complied with all of the provisions of the loan agreement during the quarter. LanVision believes that it will be able to comply with all of its covenants through the July 31, 2004, maturity date of the loan and the likelihood of defaulting on the debt is not likely absent any material adverse events that may affect the Company, the healthcare industry or our market. In the past, LanVision has requested, and the lender has granted, waivers of certain debt covenants. However, our expectations of future operating results and continued compliance with the debt covenants cannot be assured and the lenders' actions are not controllable by us. If our projections of future operating results are not achieved and the debt is placed in default, LanVision would experience a material adverse impact on the reported financial position and results of operations.

In connection with the issuance of the long-term debt, LanVision issued Warrants to purchase 750,000 shares of Common Stock of LanVision at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.

Under the terms of the long-term debt agreement, LanVision has guaranteed the lender that the increase in the market value of the stock underlying the Warrants, at the time of loan maturity, over the exercise price plus the 12% interest paid on the loan will yield the lender a 25% compound annual return. If the yield from the Warrants plus interest paid does not provide the lender with the 25% guaranteed compound annual return at the maturity of the loan, LanVision is required to pay the additional amount in cash at the time of maturity. Accordingly, LanVision is accruing interest on the loan at a 25% compound interest rate, regardless of the market value of the stock and the inherent value of the Warrants. Assuming that the Warrants have no value, the maximum amount of the accrued and unpaid interest at maturity in July 2004 will be $3,854,441.

In accordance with US Generally Accepted Accounting Principles (GAAP), the accrued and unpaid interest payable on the long-term debt, which is due and payable in July 2004, is classified as a current liability notwithstanding the fact that LanVision intends to refinance some or all of this liability with a new loan. However, because LanVision has not negotiated such refinancing and not entered into a refinancing agreement as of the balance sheet date, the liability for the accrued interest on the long-term debt, as required by GAAP, is classified as a current liability.

The Company has received nonbinding expressions of interest to refinance our existing debt, in July 2004, at an attractive interest rate. The Company is continuing to seek additional sources to refinance this debt with the ultimate goal of retiring it completely, as quickly as practicable.

Warranties and Indemnities

LanVision provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, LanVision's estimated warranty liability might need to be increased. LanVision bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions, which may be required to be granted to a customer, which result from performance issues. LanVision's ASPeN application-hosting services guarantees specific "up-time" and "response time" performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. LanVision's standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of LanVision's operation of its business or any negligent act or omission of LanVision. To date, LanVision has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. At April 30, 2004 and January 31, 2004, LanVision had a warranty reserve in the amount of $250,000. Each contract is reviewed quarterly with the appropriate LanVision Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements, included herein. These risks and uncertainties include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell LanVision products, the ability of LanVision to control costs, availability of products obtained from third-party vendors, the healthcare regulatory environment, healthcare information system budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risk factors that might cause such differences including those discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents LanVision files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

LanVision's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires LanVision to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an ongoing basis, LanVision evaluates its estimates, including those related to product revenues, bad debts, capitalized software development costs, income taxes, warranty obligations, support contracts, contingencies, and litigation. LanVision bases its estimates on historical experience and on various other assumptions that LanVision believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and revenue recognition. Actual results may differ from these estimates under different assumptions or conditions.

Current Regulatory Matters

The U. S. Department of Health and Human Services (HSS) has asked the Institute of Medicine to design a standardized model of an electronic health record, in a move that may help spur nationwide acceptance of Electronic Medical Records. The tentative date for the completed design is 2004. The impact of such change, if implemented by HSS, on current LanVision products and services is unknown at this time. However, LanVision believes that its software and systems are sufficiently flexible to accommodate changing regulatory requirements. Also, in April 2004, President Bush put forth the goal of establishing electronic medical records for most Americans within 10 years. His plan includes appointing a national health-technology coordinator who will report to the Secretary of Health and Human Services, specifically to create a plan to guide the highly fragmented industry toward an interoperable electronic medical records system.

RESULTS OF OPERATIONS

GENERAL

LanVision Systems, Inc. (LanVision(TM) or the Company) is a healthcare information technology company focused on solutions that improve document-centric information flows and complement enhance existing transaction-centric healthcare information systems. The Company's workflow and document management solutions bridge the gap between current, predominantly paper-based processes and transaction-based healthcare information systems by 1) electronically capturing document-centric information from disparate sources, 2) electronically directing that information through vital business processes, and
3) providing access to the information to authenticated users (such as physicians, nurses, administrative and financial personnel and payers) across the continuum of care.

The Company's workflow-based products and services offer solutions to specific healthcare business processes within the revenue cycle, such as remote coding, abstracting and chart completion, remote physician order processing, pre-admission registration scanning, insurance verification, denial management, secondary billing services, explanation of benefits processing and release of information processing.

LanVision's products and services also create an integrated document-centric repository of historical health information that is complementary and can be seamlessly "bolted on" to existing transaction-centric clinical, financial and management information systems, allowing healthcare providers to aggressively move toward fully Electronic Medical Record processes while improving service levels and convenience for all stakeholders. These integrated systems allow providers and administrators to dramatically improve the availability of patient information while decreasing direct costs associated with document retrieval, work-in-process, chart completion, document retention and archiving.

LanVision's systems can be provided on a subscription basis via remote application-hosting services or installed locally. LanVision provides its ASPeN(SM), Application Service Provider-based remote hosting services to, among others, The University Hospital, a member of The Health Alliance of Greater Cincinnati, M.D. Anderson Cancer Center and Children's Medical Center of Columbus, OH among others. In addition, LanVision has installed its workflow and document management solutions at leading healthcare providers including Stanford Hospital and Clinics, the Albert Einstein Healthcare Network, Beth Israel Medical Centers, the University of Pittsburgh

Medical Center, Medical University Hospital Authority of South Carolina, and Memorial Sloan-Kettering Cancer Center.

LanVision's applications allow authenticated users, such as physicians, nurses, administrative and financial personnel, and payers, with access to patient healthcare information that exists in disparate systems across the continuum of care and improve operational efficiencies through business process re-engineering and automating labor-intensive and demanding paper environments. LanVision's applications and services are complementary to existing clinical and financial systems, and use document imaging and advanced workflow tools to ensure users can electronically access both "structured" and "unstructured" patient data and all the various forms of clinical and financial healthcare information from a single permanent and secure repository, including clinician's handwritten notes, laboratory reports, photographs, insurance cards, etc.

LanVision's workflow solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access and utilize LanVision's advanced technological workflow applications to process the document-centric information, on a real-time basis from virtually any location, including the Physician's desktop, using Web-based technology. LanVision's solutions integrate its own proprietary imaging platform, application workflow modules and image and web-enabling tools that allow for the seamless merger of "back office" functionality with existing Clinical and Financial Information Systems at the desktop.

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

Historically, LanVision has derived most of its revenues from systems sales, recurring application-hosting subscriptions services, recurring maintenance fees and professional services involving the licensing, either directly or through remarketing partners, of its Medical Record Workflow and Revenue Cycle Management solutions to Integrated Healthcare Delivery Networks (IDN). In a typical transaction, LanVision, or its remarketing partners, enter into a perpetual license or fee-for-service subscription agreement for LanVision's software application suite and may license or sell other third-party software and hardware components to the IDN.

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

Beginning in 1998, LanVision began offering customers the ability to obtain its workflow solutions on an application-hosting basis as an Application Service Provider (ASP). LanVision established a hosting data center and installed LanVision's suite of workflow products, called ASPeN (Application Service Provider eHealth Network) within the hosting data center. Under this arrangement, customers electronically capture information and securely transmit the data to the hosting data center. The ASPeN services store and manage the data using LanVision's suite of applications, and customers can view, print, fax, and process the information from anywhere using the LanVision Web-based applications. LanVision charges and recognizes revenue for these ASPeN services on a per transaction or subscription basis as information is captured, stored, retrieved and processed.

The decision by a healthcare provider to replace, substantially modify, or upgrade its information systems is a strategic decision and often involve a large capital commitment requiring an extended approval process. Since inception, LanVision has experienced extended sales cycles, which has adversely affected revenues. It is not uncommon for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter-to-quarter operating results. These agreements cover the entire implementation and maintenance of the system and specify the installation schedule, which typically takes place in one or more phases. The licensing agreements generally provide for the licensing of LanVision's proprietary software and third-party software with a perpetual or term license fee that is adjusted depending on the number of concurrent users or workstations using the software. Third-party hardware is sold outright, with a one-time fee charged for installation and training. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with LanVision's ASPeN services solution, the application-hosting services agreements generally provide for utilizing LanVision's software and third-party software on a fee per transaction or recurring subscription basis.

ASPeN services was designed to overcome obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for Healthcare Information Systems personnel to implement new systems. LanVision believes that IDN's and smaller healthcare providers are looking for this type of ASP application because of the ease of implementation and lower entry-level costs. LanVision believes its business model is especially well suited for the medium to small acute care facility marketplace as well as the ambulatory marketplace and is actively pursuing remarketing agreements, in addition to those discussed below, with other Healthcare Information Systems (HIS) and staff outsourcing providers to distribute LanVision's workflow solutions.

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

LanVision has entered into third party agreements to market, remarket or refer business to LanVision, including: a five year Remarketing Agreement with IDX Information Systems Corporation. Under the terms of the agreement, IDX was granted a non-exclusive worldwide license to distribute all LanVision workflow software including accessANYware(TM), codingANYware(TM), and ASPeN application-hosting services to IDX customers and prospective customers, as defined in the Remarketing Agreement; and a Marketing and Referral Agreement with the 3M Health Information Systems, a division of Minnesota Mining & Manufacturing Co., whereby 3M Health Information Systems and LanVision entered into a referral marketing agreement for its new product codingANYware.

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

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter-to-quarter because of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter because of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers increase. Revenues from ASP application-hosting services operations are expected to increase over time, as more hospitals outsource services to LanVision's ASPeN ASP Division, or its remarketing partners begin to utilize the software, and existing customers increase the volume of documents stored on the systems, and the number of retrievals increase.

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

REVENUES

Revenues for the first fiscal quarter ended April 30, 2004, were $2,641,555, compared with $2,619,982 reported in the comparable quarter of 2003. The increase was primarily a result increased revenues from the application-hosting and service, maintenance and support revenues offset by the decline in system sales "software revenues" when compared to the comparable prior quarter. Traditionally, the first two quarters are the most challenging because of the seasonality of software licensing revenues, which the Company has experienced in the past, with a greater portion of the annual revenues recorded in later two quarters. The increase in the application-hosting revenues during the first quarter resulted from increased revenues from existing clients when compared to 2003.

OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the first quarter of fiscal 2004 and 2003 were 125% and 74%, respectively. The higher percentage of cost of sales reflects lower software and hardware revenues during the current period compared to the comparable prior period.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 39% and 42% for the first quarter of fiscal 2004 and 2003, respectively. The Company's support margins are highest on LanVision's proprietary software. Accordingly, margins improve as more customers are added.

Cost of Application-hosting services

The cost of application-hosting services operations remained approximately the same for 2004 when compared to 2003, as the cost of providing these services is relatively fixed. As a percentage of application-hosting revenues, the cost of application-hosting was 34% and 50% for the first quarter of fiscal 2004 and 2003, respectively. The decline in the cost percentage reflects the higher revenues from existing clients without a corresponding increase in operating costs.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the first quarter of fiscal 2003, Selling, General and Administrative expenses decreased when compared with the comparable prior quarter primarily because of a nonrecurring expense in 2003 for a healthcare market and industry consulting project commissioned by the Company. Demand for Medical Record Workflow technologies and healthcare information access systems is growing and the frequency of requests for proposals received is increasing. Accordingly, Company has increased its direct sales force to take advantage of current market opportunities.

Product Research and Development

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the first quarter, research and development expenses decreased compared with the comparable prior quarter. The decrease results primarily from the use of fewer contractors and increased capitalized software development costs associated with new Patient Financial Services products under development in 2004. The Company monitors closely and augments its Research and Development staff, as necessary, with outside contractors to assist with the development and testing of new products. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, approximately $250,000 and $200,000 of product research and development costs in the first quarter of fiscal 2004 and 2003, respectively.

Operating (loss)

The operating (loss) for the first quarter of fiscal 2004 was ($41,717) compared with an operating (loss) of ($248,017) in the first quarter of fiscal 2003. The decrease in the operating (loss) is the result of the decline in operating expenses as noted above.

Interest income consists primarily of interest on invested cash. The increase in interest income results from increased cash balances.

Interest expense relates primarily to the long-term debt and includes the interest expense on the capitalized leases in 2004.

Net (loss)

The net (loss) for the first quarter of fiscal 2003 was ($421,064) ($.05 per share) compared with a net (loss) of ($675,792) ($.07 per share) in the first quarter of fiscal 2002. This decrease is the result of lower expenses as noted above.

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

Since commencing operations in 1989, the Company has incurred operating losses. Although the Company achieved profitability in fiscal years 1992, 1993, and 2000 through 2003, the Company incurred a net (loss) in fiscal years 1994 through 1999. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.

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

LanVision's revenues were less than its internal plans in the first quarter of the current fiscal year. Over the last four years, LanVision has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses. This resulted in significant net cash outlays over the last four years. Although LanVision has reduced staffing levels and related expenses, increased revenues and improved operating performance, LanVision's expenses will continue to increase. Accordingly, to continue to achieve increasing profitability, and positive cash flow, it is necessary for LanVision to increase revenues or continue to reduce expenses. LanVision believes that the requirement for healthcare organizations to become compliant with the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the signing of the IDX Information Systems Corporation Remarketing Agreement and the 3M Marketing and Referral Agreement should offer significant opportunities to increase revenues. LanVision believes that market opportunities are such that LanVision should be able to increase its revenues. However, there can be no assurance LanVision will be able to do so.

At April 30, 2004, LanVision had cash and cash equivalents of $4,511,161. Cash equivalents consist primarily of short-term commercial paper. Under the terms of its loan agreement, as amended, LanVision has agreed to maintain a minimum cash and cash equivalent balance of $3,000,000 through the maturity of the loan in July 2004. During the remainder of fiscal 2004, $500,000 of long-term debt is required to be repaid to the lender, along with $3,854,441 of the deferred interest on the long-term debt. LanVision has received nonbinding proposals with favorable terms to refinance the deferred interest on its existing debt. However, there can be no assurance LanVision will be able to do so.

LanVision has carefully monitored operating expenses during the last four fiscal years, and believes it will continue to improve operating results in fiscal 2004. Notwithstanding the level of revenues and operating profits in fiscal years 2001 through 2003, for the near future, LanVision will need to assess continually its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require lender approval. However, there can be no assurance LanVision will be successful in any of these efforts. If it is necessary to reduce significantly operating expenses, this could have an adverse effect on future operating performance.

LanVision believes that its present cash position, combined with cash generation anticipated from operations, and the anticipated financing of the deferred interest payable in July, will be sufficient to meet anticipated cash requirements during fiscal year 2004.

To date, inflation has not had a material impact on LanVision's revenues or expenses. In addition, LanVision does not have any significant market risk exposure at April 30, 2004.

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

At April 30, 2004, LanVision has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services) which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of approximately $2,400,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, LanVision has entered into application-hosting agreements, which are expected to generate revenues in excess of $2,700,000, through their respective renewal dates in fiscal 2006 through 2007.

LanVision's master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2003, 2002 and 2001 were approximately $4,712,000, $4,176,000 and $4,032,000, respectively. Maintenance and support revenues are expected to increase in 2004. At April 30, 2004, LanVision had Maintenance Agreements, purchase orders or royalty reports from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $2,550,000, through their respective renewal dates in fiscal 2004 and 2005.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders held on May 26, 2004, the following members were elected to the Board of Directors:

                                         Votes For        Votes Withheld
                                         ---------        --------------
George E. Castrucci                      7,803,634            228,942
Richard C. Levy, M.D.                    7,955,214             77,362
Eric S. Lombardo                         7,879,020            153,556
J. Brian Patsy                           7,879,020            153,556
Z. David Patterson                       7,806,434            226,142

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      3.1   Certificate of Incorporation of LanVision Systems, Inc. (*)

      3.2   Bylaws of LanVision Systems, Inc. (*)

      11    Computation of Earnings (Loss) Per Common Share

      31.1 Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as Amended

      31.2 Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as Amended

      32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(*) Incorporated by reference.

(b) Reports on Form 8-K

On April 5, 2004, the Company filed a Form 8-K, reporting under Item 12, the Fiscal Year End January 31, 2004 Results of Operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 LANVISION SYSTEMS, INC.

DATE: June 4, 2004                          By:  /s/ J. BRIAN PATSY
                                                --------------------------------
                                                 J. Brian Patsy
                                                 Chief Executive Officer and
                                                 President

DATE: June 4, 2004                          By:  /s/ PAUL W. BRIDGE, JR.
                                                --------------------------------
                                                 Paul W. Bridge, Jr.
                                                 Chief Financial Officer and
                                                 Treasurer

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

    11           Computation of Earnings (Loss) Per Common Share

    31.1 Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as Amended

    31.2 Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as Amended

    32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002