Form 10-Q
period 2004-07-31
LANVISION SYSTEMS INC
filed 2004-09-10
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

                                       or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [ X ]

      Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of September 1, 2004: 9,081,701.

                                TABLE OF CONTENTS

                                                                                                                   Page
Part I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)...............................................    3

          Condensed Consolidated Balance Sheets at July 31, 2004 and January 31, 2004...........................    3

          Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2004
          and 2003..............................................................................................    5

          Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2004 and 2003.......    6

          Notes to Condensed Consolidated Financial Statements..................................................    7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ................   11

Item 4.   Controls and Procedures...............................................................................   24

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................................................   25

Item 3.   Defaults Upon Senior Securities.......................................................................   25

Item 6.   Exhibits..............................................................................................   26

          Signatures............................................................................................   27


      PART  I. FINANCIAL INFORMATION
      Item  1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                             (Unaudited)        (Audited)
                                                                               July 31,        January 31,
                                                                                2004              2004
                                                                           ---------------   ---------------
Current assets:
    Cash and cash equivalents (restricted by long - term debt agreement)   $     4,538,655   $     6,227,236
    Accounts receivable, net of allowance for doubtful
        accounts of $400,000 and $400,000, respectively                          1,036,999         2,386,723
    Contract receivables                                                         1,826,147         2,972,356
    Prepaid expenses related to unrecognized revenue                                29,532            32,224
    Other                                                                          394,829           325,697
                                                                           ---------------   ---------------
          Total current assets                                                   7,826,162        11,944,236

Property and equipment:
    Computer equipment                                                           2,660,267         2,588,749
    Computer software                                                              947,654           812,591
    Office furniture, fixtures and equipment                                     1,167,497         1,166,377
    Leasehold improvements                                                         157,492           157,492
                                                                           ---------------   ---------------
                                                                                 4,932,910         4,725,209
    Accumulated depreciation and amortization                                   (3,941,069)       (3,672,442)
                                                                           ---------------   ---------------
                                                                                   991,841         1,052,767
Capitalized software development costs, net of accumulated
  amortization of $2,916,728 and $2,600,228, respectively                        1,873,201         1,689,701
Other, including deferred taxes                                                    633,036           603,750
                                                                           ---------------   ---------------
                                                                           $    11,324,240   $    15,290,454
                                                                           ===============   ===============

      See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      Liabilities and Stockholders' Equity

                                                                             (Unaudited)        (Audited)
                                                                              July 31,         January 31,
                                                                                2004               2004
                                                                           ---------------   ---------------
Current liabilities:
  Accounts payable                                                         $       294,021   $       637,222
  Accrued compensation                                                             253,537           265,095
  Accrued other expenses                                                           626,451           928,097
  Deferred revenues                                                              2,102,374         2,357,531
  Current portion of capitalized leases                                            227,644           220,199
  Current portion of long-term debt                                              1,166,667         1,000,000
  Accrued interest on long-term debt                                                     -         4,635,169
                                                                           ---------------   ---------------
        Total current liabilities                                                4,670,694        10,043,313

Capitalized leases                                                                  52,406           168,121
Long-term debt                                                                   2,333,333                 -

Stockholders' equity:
  Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                                          -                 -
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 9,081,701 and 9,030,032 shares issued, respectively                 90,817            90,300
  Capital in excess of par value                                                34,999,709        34,928,047
  Accumulated (deficit)                                                        (30,822,719)      (29,939,327)
                                                                           ---------------   ---------------
        Total stockholders' equity                                               4,267,807         5,079,020
                                                                           ---------------   ---------------
                                                                           $    11,324,240   $    15,290,454
                                                                           ===============   ===============


      See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       Three and Six Months Ended July 31,

                                   (Unaudited)

                                                                      Three Months                        Six Months
                                                          ---------------------------------   ---------------------------------
                                                               2004               2003              2004             2003
                                                          ---------------   ---------------   ----------------  ---------------
Revenues:
    Systems sales                                         $       165,467   $       889,963   $       452,350   $     1,512,459
    Services, maintenance and support                           1,755,512         1,630,309         3,477,170         3,199,553
    Application-hosting services                                  637,316           446,318         1,270,330           874,560
                                                          ---------------   ---------------   ---------------   ---------------
        Total revenues                                          2,558,295         2,966,590         5,199,850         5,586,572

Operating expenses:
    Cost of systems sales                                         241,238           443,307           600,150           905,770
    Cost of services, maintenance and support                     711,236           667,540         1,391,481         1,330,417
    Cost of application-hosting services                          221,147           214,128           437,795           429,496
    Selling, general and administrative                           924,805           534,043         1,838,273         1,478,241
    Product research and development                              543,791           461,013         1,057,790         1,044,106
                                                          ---------------   ---------------   ---------------   ---------------
        Total operating expenses                                2,642,217         2,320,031         5,325,489         5,188,030
                                                          ---------------   ---------------   ---------------   ---------------
Operating income (loss)                                           (83,922)          646,559          (125,639)          398,542

Other income (expense):
    Interest income                                                15,091            17,316            39,194            36,350
    Interest expense                                             (393,497)         (450,279)         (796,946)         (897,088)
                                                          ---------------   ---------------   ---------------   ---------------
Net earnings ( loss )                                     $      (462,328)  $       213,596   $      (883,391)  $      (462,196)
                                                          ===============   ===============   ===============   ===============

Basic net earnings ( loss ) per common share              $         (0.05)  $          0.02   $         (0.10)  $         (0.05)
                                                          ===============   ===============   ===============   ===============
Diluted net earnings ( loss ) per common
share                                                     $         (0.05)  $          0.02   $         (0.10)  $         (0.05)
                                                          ===============   ===============   ===============   ===============
Number of shares used in per common share
computations:
   Basic                                                        9,067,700         8,991,517         9,051,973         8,978,207
                                                          ===============   ===============   ===============   ===============
   Diluted                                                      9,067,700         9,179,751         9,051,973         8,978,207
                                                          ===============   ===============   ===============   ===============

      See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Six Months Ended July 31,

                                   (Unaudited)

                                                                       2004            2003
                                                                   -----------     -----------
Operating activities:
Net (loss)                                                         $  (883,391)    $  (462,196)
Adjustments to reconcile net (loss) to net cash provided by
  (used for) operating activities:
      Depreciation and amortization                                    585,127         538,717
      Increase (decrease) in long-term accrued interest                      -         690,651

Cash provided by (used for) provided by assets and liabilities:
      Accounts and contract receivables                              2,495,933        (107,546)
      Other current assets                                             (66,442)        (70,353)
      Accounts payable and accrued expenses                           (656,406)       (515,019)
      Deferred revenues                                               (255,157)        (82,923)
                                                                   -----------     -----------
Net cash provided by (used for) operating activities                 1,219,664          (8,669)
                                                                   -----------     -----------
Investing activities:
Purchases of property and equipment                                   (207,701)       (122,797)
Capitalization of software development costs                          (499,998)       (400,000)
Other                                                                  (29,286)         60,625
                                                                   -----------     -----------
Net cash (used for) investing activities                              (736,985)       (462,172)
                                                                   -----------     -----------
Financing activities:
Repayment of long-term debt                                         (1,000,000)     (1,000,000)
Payment of long-term accrued interest                               (4,635,169)              -
Proceeds from issuance of long-term debt                             3,500,000               -
Payment of capitalized leases                                         (108,270)       (101,317)
Exercise of stock options and employee stock purchase plan              72,179          64,242
                                                                   -----------     -----------
Net cash (used for) financing activities                            (2,171,260)     (1,037,075)
                                                                   ===========     ===========

(Decrease) in cash and cash equivalents                             (1,688,581)     (1,507,916)
Cash and cash equivalents at beginning of period                     6,227,236       7,242,230
                                                                   -----------     -----------
Cash and cash equivalents at end of period                         $ 4,538,655     $ 5,734,314
                                                                   ===========     ===========
Supplemental cash flow disclosures:
      Income taxes paid                                            $   105,570     $         -
                                                                   ===========     ===========
      Interest paid                                                $ 5,411,785     $   184,631
                                                                   ===========     ===========

           See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three or six months ended July 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2005.

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

Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The decrease in cash and cash equivalents results primarily from the payment of the accrued interest on the long-term debt, and the final payment on the long-term debt.

The decrease in accounts receivable, net, is due to the seasonality of the revenues, particularly system sales.

The decrease in contract receivables is due to the collection of receivables with deferred payment provisions.

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

The decrease in accounts payable results primarily from the payment during the first quarter of invoices for hardware sales to new customers in late January.

The decrease in accrued other expenses results primarily from the decrease in the accrual for bonuses payable under the employee bonus plans and the payment of certain estimated taxes and accrued liabilities subsequent to January 31, 2004.

The decrease in deferred revenues results primarily from the recognition of revenue related to maintenance billings to customers recorded prior to revenue recognition.

The increase in the current portion of long-term debt results from the issuance of $3,500,000 of new working capital debt in the second quarter of 2004, net of the final payment of $1,000,000 on the 1998 term loan made during the first two quarters. (See Note 6, Contractual Obligations, Long-term Debt.)

The decrease in accrued interest on long-term debt results from the payment, at maturity, of the deferred interest on the 1998 term loan.

The increase in long-term debt results from the proceeds from the issuance of $3,500,000 of new working capital debt in the second quarter of 2004. (See Note 6, Contractual Obligations, Long-term Debt.)

Note 4 - STOCK OPTIONS

During the first six months of the current fiscal year, the Company granted 10,000 stock options, at $2.80 under all Stock Option Plans. During the same period, no options were forfeited and 30,201 options were exercised under all plans during the first two quarters.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of financial accounting and reporting for stock-based compensation plans. LanVision elected to continue to account for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, has adopted the disclosure only provisions of Statement 123. At July 31, 2004, LanVision had three stock-based compensation plans, which are more fully disclosed in Note 7 of the Notes to Consolidated Financial Statements in the Form 10-K for the Fiscal year ended January 31, 2004. No stock-based compensation cost is reflected in the net earnings (loss), as all options granted under the plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if LanVision had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, to stock-based employee compensation.

                                                           Three            Months            Six             Months
                                                            2004             2003             2004             2003
Net earnings (loss), as reported                        $   (462,328)    $    213,596     $   (883,391)    $    462,196)
Deduct: Total stock based compensation expense
determined under the fair value based methods for
all awards, net of tax related effects                       (16,052)          (1,004)         (31,125)          (1,004)
                                                        -------------    -------------    -------------    -------------
Pro forma net earnings(loss)                            $   (478,380)    $    212,592     $   (914,516)    $   (463,200)
                                                        =============    =============    =============    =============
Earnings per share
Basic - as reported                                     $      (0.05)    $       0.02     $      (0.10)    $      (0.05)
Basic - pro forma                                       $      (0.05)    $       0.02     $      (0.10)    $      (0.05)

Earnings per share
Diluted - as reported                                   $      (0.05)    $       0.02     $      (0.10)    $      (0.05)
Diluted - pro forma                                     $      (0.05)    $       0.02     $      (0.10)    $      (0.05)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect current market conditions and prior experience.

Note 5 - EARNINGS PER SHARE

The basic net earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.

The 2004 diluted net (loss) per common share calculation is based on the weighted average number of common shares outstanding during the period. The diluted net (loss) per common share calculation excludes common stock equivalents (stock options and the employee stock purchase plan), as the inclusion thereof would be antidilutive.

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

Note 6 - CONTRACTUAL OBLIGATIONS

The following table details the remaining obligations, by fiscal year, as of the end of the quarter for the capitalized leases, long-term debt, other commitments and the operating leases.

                                      Total            2004            2005            2006            2007         Thereafter
                                   ------------    ------------    ------------    ------------    ------------    ------------
Capitalized
   leases                          $    293,183    $    119,947    $    173,236    $          -    $          -    $          -
Long-term debt                        3,500,000               -       1,166,667       1,166,667       1,166,666               -
Other
   commitments                           50,000          25,000          25,000               -               -               -
Operating leases                      1,928,736         343,930         226,014         297,986         290,346         770,460
                                   ------------    ------------    ------------    ------------    ------------    ------------
              Total                $  5,771,919    $    488,877    $  1,590,917    $  1,464,653    $  1,457,012    $    770,460
                                   ============    ============    ============    ============    ============    ============

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

Long-term Debt

In July 2004, the LanVision entered into a new three year working capital term loan agreement. The long-term debt of $3,500,000 is secured by all of the assets of LanVision and the loan agreement restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, etc. without lender consent. The loan is repayable in three annual installments, and interest is payable quarterly, at the bank prime rate plus 2% (currently 6.50%). In addition, LanVision is required to meet certain financial covenants, including; minimum level of tangible net worth, fixed charge coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation and amortization. Also, LanVision has agreed to maintain a minimum cash balance of $2,000,000 through the maturity of the loan. LanVision complied with all of the provisions of its loan agreements during the quarter.

Warrants

In connection with the 1998 long-term debt agreement, LanVision issued Warrants to purchase 750,000 shares of Common Stock of LanVision at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.

Warranties and Indemnities

LanVision provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, LanVision's estimated warranty liability might need to be increased. LanVision bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions, which may be required to be granted to a customer, which result from performance issues. LanVision's ASPeN application-hosting services guarantees specific "up-time" and "response time" performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. LanVision's standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of LanVision's operation of its business or any negligent act or omission of LanVision. To date, LanVision has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. At July 31, 2004 and January 31, 2004, LanVision had a warranty reserve in the amount of $250,000. Each contract is reviewed quarterly with the appropriate LanVision Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

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

Current Regulatory Matters

The U. S. Department of Health and Human Services (HSS) has asked the Institute of Medicine to design a standardized model of an electronic health record, in a move that may help spur nationwide acceptance of Electronic Medical Records. The tentative date for the completed design is 2004. The impact of such change, if implemented by HSS, on current LanVision products and services is unknown at this time. However, LanVision believes that its software and systems are sufficiently flexible to accommodate changing regulatory requirements. Also, in April 2004, President Bush put forth the goal of establishing electronic medical records for most Americans within 10 years. According to a Wall Street Journal article dated April 27, 2004, a new national health-technology coordinator has been appointed who reports to the Secretary of Health and Human Services. His responsibility is specifically to create a plan to guide the highly fragmented industry toward an interoperable electronic medical records system. The HSS Secretary has also announced incentives for healthcare providers to speed up the conversion to electronic medical records, with possible regional grants, low-rate loans and various pilot programs. The Bush administration made $50 million available for electronic-records demonstration projects in 2004. The President's 2005 budget doubles that amount to $100 million. As noted in a Wall Street Journal article dated July 21, 2004, "Putting such a system in place can cost a major hospital $20 million or more. HSS estimates that in the U.S., only about 13% of hospitals have adopted electronic health records for patients. As a result the health-care industry lags far behind most other industries in using computers."

President's Information Technology Advisory Committee

On June 30, 2004, the President's Information Technology Advisory Committee issued its report entitled Revolutionizing Health care Through Information Technology, which focused on one of the "most fundamental and pervasive problem of healthcare delivery: the paper-based medical record." In the report they stated "the potential of information technology to reduce the number of medical errors, reduce cost, and improve patient care is enormous. The essence of our recommendations is a frame work for 21st century health care information infrastructure that revolutionizes medical records systems. The four core elements of this framework are:

      1. Electronic health records for all Americans that provide every patient and his or her caregivers the necessary information required for optimal care while reducing costs and administrative overhead.

      2. Computer-assisted clinical decision support to increase the ability of health care providers to take advantage of State-of-the-art medical knowledge as they make treatment decisions (enabling the practice of evidenced-based medicine).

      3. Computerized provider order entry - such as for tests, medicine, and procedures - both for outpatient care and within the hospital environment.

      4. Secure, private, interoperable, electronic health information exchange, including both highly specific standards for capturing new data and tools for capturing non-standard-compliant electronic information from legacy systems."

LanVision current products and services can currently be used to implement some of the recommendations, or provide interim solutions to some of the aspects recommended in items 1, 3 & 4 above, especially with regard to legacy, paper-based, medical information, order entry systems, other then medication, and security etc. of exchanging health information.

Based on the two Federal initiatives noted above, LanVision believes that its product and services are able to support these, and other similar initiatives, and are currently available and installed at leading healthcare facilities throughout the U.S.

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

The Company's workflow solutions and services offer solutions to specific healthcare business processes within the revenue cycle, such as remote coding, abstracting and chart completion, remote physician order processing, pre-admission registration scanning, insurance verification, denial management, secondary billing services, explanation of benefits processing and release of information processing.

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

LanVision's applications allow authenticated users, such as physicians, nurses, administrative and financial personnel, and payers, with access to patient healthcare information that exists in disparate systems across the continuum of care and improve operational efficiencies through business process re-engineering and automating labor-intensive and demanding paper environments. LanVision's applications and services are complementary to existing clinical and financial systems, and use document imaging and advanced workflow solutions to ensure users can electronically access both "structured" and "unstructured" patient data and all the various forms of clinical and financial healthcare information from a single permanent and secure repository, including clinician's handwritten notes, laboratory reports, photographs, insurance cards, etc.

LanVision's solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access and utilize LanVision's advanced technological workflow solutions to process the document-centric information, on a real-time basis from virtually any location, including the Physician's desktop, using Web-based technology. LanVision's solutions integrate its own proprietary imaging platform, workflow solutions and image and web-enabling tools that allow for the seamless merger of "back office" functionality with existing Clinical and Financial Information Systems at the desktop.

LanVision offers its own document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, LanVision's applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, LanVision has integrated its products with selected systems from Siemens Medical Solutions Health Services Corporation (Siemens), Cerner Corporation and IDX Information Systems Corporation (IDX) applications. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Electronic Medical Record. LanVision's systems deliver on-line enterprisewide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.

LanVision operates in one segment as a provider of health information technology solutions that streamline document-centric information flows.

Historically, LanVision has derived most of its revenues from systems sales, recurring application-hosting services, recurring maintenance fees and professional services involving the licensing, either directly or through remarketing partners, of its Medical Record and Revenue Cycle Management solutions to Integrated Healthcare Delivery Networks (IDN). In a typical transaction, LanVision, or its remarketing partners, enter into a perpetual license or fee-for-service subscription agreement for LanVision's software application suite and may license or sell other third-party software and hardware components to the IDN. Additionally, LanVision, or its remarketing partners provide professional services, including implementation, training, and product support.

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

Beginning in 1998, LanVision began offering customers the ability to obtain its solutions on an application-hosting basis as an Application Service Provider
(ASP). LanVision established a hosting data center and installed LanVision's suite of solutions, called ASPeN (Application Service Provider eHealth Network) within the hosting data center. Under this arrangement, customers electronically capture information and securely transmit the data to the hosting data center. The ASPeN services store and manage the data using LanVision's suite of applications, and customers can view, print, fax, and process the information from anywhere using the LanVision Web-based applications. LanVision charges and recognizes revenue for these ASPeN services monthly on a per transaction or subscription basis as information is captured, stored, retrieved and processed.

The decisions by a healthcare provider to replace, substantially modify, or upgrade its information systems is a strategic decision and often involves a large capital commitment requiring an extended approval process. Since inception, LanVision has experienced extended sales cycles, which has adversely affected revenues. It is not uncommon for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter-to-quarter operating results. These agreements cover the entire implementation and maintenance of the system and specify the installation schedule, which typically takes place in one or more phases. The licensing agreements generally provide for the licensing of LanVision's proprietary software and third-party software with a perpetual or term license fee that is adjusted depending on the number of concurrent users or workstations using the software. Third-party hardware is sold outright, with a one-time fee charged for installation and training. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with LanVision's ASPeN services solution, the application-hosting services agreements generally provide for utilizing LanVision's software and third-party software on a fee per transaction or recurring subscription basis.

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

LanVision has entered into third party agreements to market, remarket or refer business to LanVision, including, in 2002, a five year Remarketing Agreement with IDX Information Systems Corporation. Under the terms of the agreement, IDX was granted a non-exclusive worldwide license to distribute all LanVision software and ASPeN application-hosting services to IDX customers and prospective customers, as defined in the Remarketing Agreement; and a Marketing and Referral Agreement with the 3M Health Information Systems, a division of

Minnesota Mining & Manufacturing Co., whereby 3M Health Information Systems and LanVision entered into a referral marketing agreement for its new product codingANYware.

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

REVENUES

Revenues for the second fiscal quarter ended July 31, 2004, were $2,558,295, compared with $2,966,590 reported in the comparable quarter of 2003. The decrease was primarily the result of a decline in high margin add-on software licensing revenues to existing customers and the delayed purchasing decisions on new customer sales, offset to some extent with increased application-hosting revenues, when compared to the prior comparable period.

Revenues for the first six months ended July 31, 2004, were $5,199,850, compared with $5,586,572 reported in the comparable period of 2003. The decrease was primarily the result of a decline in high margin add-on software licensing revenues to existing customers and the delayed purchasing decisions on new customer sales, offset to some extent with increased application-hosting revenues, when compared to the prior comparable period.

Traditionally, the first two quarters are the most challenging because of the historical seasonality of software licensing revenues, which the Company has experienced in the past, with a greater portion of the annual revenues recorded in the later two quarters. The increase in the application-hosting revenues during the first two quarters resulted from increased revenues from existing and new clients when compared to 2003.

OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered.

The cost of systems sales as a percentage of systems sales for the second quarter of fiscal 2004 and 2003 were 146% and 50%, respectively. The higher percentage of cost of sales reflects lower software and hardware revenues during the current period compared to the comparable prior period.

The cost of systems sales as a percentage of systems sales for the first six months of fiscal 2004 and 2003 were 132% and 60%, respectively. The higher percentage of cost of sales reflects lower software and hardware revenues during the current period compared to the comparable prior period.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. The Company's support margins are highest on LanVision's proprietary software. Accordingly, margins improve as more customers are added.

As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 40% and 41% for the first quarter of fiscal 2004 and 2003, respectively.

As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 40% and 41% for the first six months of fiscal 2004 and 2003, respectively.

Cost of Application-hosting services

The cost of application-hosting services includes compensation and benefits for hosting center personnel, the cost of third party maintenance contracts, occupancy and depreciation on the hosting center equipment. The cost of application-hosting services operations remained approximately the same for 2004 when compared to 2003, as the cost of providing these services is relatively fixed.

As a percentage of application-hosting revenues, the cost of application-hosting was 35% and 48% for the first quarter of fiscal 2004 and 2003, respectively.

As a percentage of application-hosting revenues, the cost of application-hosting was 34% and 49% for the first six months of fiscal 2004 and 2003, respectively.

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

During the second quarter of fiscal 2004, Selling, General and Administrative expenses were $924,805 compared with $534,043 in the comparable prior period. The increase when compared with the comparable prior quarter was primarily because of the reimbursement during the second quarter of the prior year of legal expenses in conjunction with the settlement of certain litigation initiated by LanVision to defend its intellectual property.

During the first six months of fiscal year 2004, Selling, General and Administrative expenses were $1,838,273 compared with $1,478,241 in the comparable prior period. The net increase is the result of the litigation expense reduction and settlement in the second quarter of fiscal 2003, as noted above.

Demand for Medical Record technologies and healthcare information access systems is growing and the frequency of requests for proposals received is increasing. Accordingly, Company has increased its direct sales force to take advantage of current market opportunities.

Product Research and Development

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy.

During the second quarter, research and development expenses of $ 543,791 increased compared with $461,013 in the comparable prior quarter. The increase results primarily from additional staff associated with new Patient Financial Services products under development in 2004.

During the six months, research and development expenses were $ 1,057,790 compared with 1,044,106 in the comparable prior period.

The Company monitors closely and augments its Research and Development staff, as necessary, with outside contractors to assist with the development and testing of new products. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, approximately $250,000 and $200,000 of product research and development costs in the second quarter of fiscal 2004 and 2003, respectively, and approximately $500,000 and $400,000 of product research and development costs in the first six months of fiscal 2004 and 2003, respectively.

Operating income (loss)

The operating (loss) for the second quarter of fiscal 2004 was ($83,922) compared with operating income of $646,559 in the second quarter of fiscal 2003. The decrease in operating income is primarily the result of a decline in system sales software licensing revenues and the increase in selling, general and administrative expenses in the current quarter, as noted above.

The operating (loss) for the first six months of fiscal year 2004 was ($125,639) compared with operating income of $398,542 in the first six months of 2003. The decrease results primarily from a decrease in system sales software licensing revenues and the increase in selling, general and administrative expenses in the current quarter, as discussed above.

Interest income consists primarily of interest on invested cash. The change in interest income results from changes in the cash balances.

Interest expense relates primarily to the 1998 high interest rate long-term debt and includes the interest expense on the capitalized leases. Interest expense will be significantly less in the remaining six months as a result of the repayment of the 1998 debt, which was replaced with a working capital term-loan at a significantly reduced interest rate. See Note 6 to the Financial Statements for additional information on the working capital term-loan.

Net earnings (loss)

The net (loss) for the second quarter of fiscal 2004 was ($462,328) ($0.05 per share loss) compared with a net earnings of $213,596 ($0.02 per share earnings) in the second quarter of fiscal 2003. This decrease results primarily from a decrease in system sales software licensing revenues and the increase in selling, general and administrative expenses in the current quarter as noted above.

The net (loss) for the first six months of fiscal year 2004 was ($883,391) or ($0.10 per share loss) compared with net (loss) of ($462,196) or ($0.05 per share loss) in the first six months of fiscal year 2003. This decrease is primarily the result of primarily lower revenues as noted above.

Notwithstanding the less than anticipated number of new customer agreements signed by the Company and its resellers in the first and second quarters, management continues to believe that the healthcare document imaging and workflow solutions market is going to be a significant market. Management believes it has made, and continues to make, the investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth primarily through third party distributors and remarketing partners.

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

LIQUIDITY AND CAPITAL RESOURCES

During the last five fiscal years, LanVision has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, and loans. LanVision's liquidity is dependent upon numerous factors including the timing and amount of revenues and collection of contractual amounts from customers, amounts invested in research and development and capital expenditures, and the level of operating expenses.

LanVision's customers typically have been well-established hospitals or medical facilities or major Healthcare Information Systems companies that resell LanVision' products which have good credit histories and payments are received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses because of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments.

LanVision has no significant obligations for capital resources, other than as noted in note 6 to the financial statements included herein.

Over the last four years, LanVision has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses. This resulted in significant net cash outlays over the last four years. Although LanVision has reduced expenses, increased revenues and improved operating performance, LanVision's expenses will continue to increase. Accordingly, to continue to achieve increasing profitability, and positive cash flow, it is necessary for LanVision to increase revenues or reduce expenses. LanVision believes that the requirement for healthcare organizations to become compliant with the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the signing of the IDX Information Systems Corporation Remarketing Agreement and the 3M Marketing and Referral Agreement should offer significant opportunities to increase revenues. LanVision believes that market opportunities are such that LanVision should be able to increase its revenues. However, there can be no assurance LanVision will be able to do so.

In July, the Company retired its existing high interest debt and the associated deferred interest. Based on the current prime rate and the anticipated outstanding loan balance during the second half of the current fiscal year, the anticipated interest expense will be $109.6 thousand compared with $955.8 thousand in the second half of the prior fiscal year or a reduction in interest expense of $846.2 thousand, or approximately $0.09 per share, pretax, for the second half of the current fiscal year. For the next fiscal year (2005), the annual interest expense is anticipated to be approximately $148.0 thousand compared with $908.0 thousand anticipated for the current fiscal-year (2004), or a reduction of approximately $760.0 thousand in interest expense.

As discussed in footnote 6, to the enclosed financial statements, in July 2004, the LanVision entered into a new three year working capital term loan agreement. The long-term debt of $3,500,000 is secured by all of the assets of LanVision and the loan agreement restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, etc. without lender consent. The loan is repayable in three annual installments, and interest is payable quarterly, at the bank prime rate plus 2% (currently 6.50%). In addition, LanVision is required to meet certain financial covenants, including; minimum level of tangible net worth, fixed charge coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation and amortization. Also, LanVision has agreed to maintain a minimum cash balance of $2,000,000 through the maturity of the loan. Subsequent to the end of the quarter, LanVision repaid $500,000 of the new term loan, leaving a current balance due of $3,000,000.

At July 31, 2004, LanVision had cash of $4,538,655. Cash equivalents, in prior periods, consisted primarily of short-term commercial paper. Under the terms of its loan agreement, LanVision has agreed to maintain a minimum cash balance of $2,000,000 through the maturity of the loan. By July 30, 2005, a total of $1,166,667 of long-term debt is required to be repaid to the lender. LanVision has the option of when and how much to repay prior to July 30, 2005, and can make prepayments at any time to satisfy the annual repayment requirement without penalty.

LanVision has carefully monitored operating expenses during the last five fiscal years, and believes it will continue to improve operating results in the future. Notwithstanding the level of revenues and operating profits in fiscal years 2001 through 2003, for the near future, LanVision will need to assess continually its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require lender approval. However, there can be no assurance LanVision will be successful in any of these efforts. If it is necessary to reduce significantly operating expenses, this could have an adverse effect on future operating performance.

LanVision believes that its present cash position, combined with cash generation anticipated from operations, will be sufficient to meet anticipated cash requirements during fiscal year 2004.

To date, inflation has not had a material impact on LanVision's revenues or expenses. In addition, LanVision does not have any significant market risk exposure at July 31, 2004.

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

At July 31, 2004, LanVision has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services) which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of approximately $2,200,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, LanVision has entered into application-hosting agreements, which are expected to generate revenues in excess of $2,100,000, through their respective renewal dates in fiscal 2006 through 2007.

LanVision's master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2003, 2002 and 2001 were approximately $4,712,000, $4,176,000 and $4,032,000, respectively. Maintenance and support revenues are expected to increase in 2004. At July 31, 2004, LanVision had Maintenance Agreements, purchase orders or royalty reports from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $985,000, through their respective renewal dates in fiscal 2004 and 2005.

The commencement of revenue recognition varies depending on the size and complexity of the system; the implementation schedule requested by the customer, and the usage by customers of the application-hosting services. Therefore, LanVision is unable to predict accurately the revenue it expects to achieve in any particular period. LanVision's master agreements generally provide that the customer may terminate its agreement upon a material breach by LanVision, or may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of LanVision to procure additional agreements, could have a material adverse effect on LanVision's business, financial condition, and results of operations.

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

Item 3. DEFAULTS ON SENIOR SECURITIES

The Company is not in default under its existing Loan Agreements.

Item 6. EXHIBITS

Exhibits

      3.1   Certificate of Incorporation of LanVision Systems, Inc. (*)

      3.2   Bylaws of LanVision Systems, Inc. (*)

      10 # Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Paul W. Bridge, Jr. effective February 1, 2004

      10.1 Lease agreement between LanVision, Inc. and The Western and Southern Life Insurance Company dated July 30, 2004

      10.2 Registrant's Guarantee of Lease agreement between LanVision, Inc. and The Western and Southern Life Insurance Company dated July 30, 2004

      10.3 Term Note, and associated documents, dated July 30, 2004, between LanVision, Inc. (a wholly owned subsidiary) and the Fifth Third Bank (**)

      11    Computation of Earnings (Loss) Per Common Share

      31.1 Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as Amended

      31.2 Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as Amended

      32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(*) Incorporated by reference from the Registrant's Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

(**) Incorporated by reference from the Registrant's Form 8-K, as filed with the Commission on August 3, 2004.

#     Management Contracts and Compensatory Arrangements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  LANVISION SYSTEMS, INC.

DATE: September 10, 2004                      By: /s/ J. BRIAN PATSY
                                                  -----------------------------
                                                  J. Brian Patsy
                                                  Chief Executive Officer and
                                                  President

DATE: September 10, 2004                      By:  /s/ PAUL W. BRIDGE, JR.
                                                  -----------------------------
                                                   Paul W. Bridge, Jr.
                                                   Chief Financial Officer and
                                                   Treasurer

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

      10 Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Paul W. Bridge, Jr. effective February 1, 2004

      10.1 Lease agreement between LanVision, Inc. and The Western and Southern Life Insurance Company dated July 30, 2004

      10.2 Registrant's Guarantee of Lease agreement between LanVision, Inc. and The Western and Southern Life Insurance Company dated July 30, 2004

      10.3 Term Note, and associated documents, dated July 30, 2004, between LanVision, Inc. (a wholly owned subsidiary) and the Fifth Third Bank. Previously filed with the Commission and incorporated herein by reference from, the Registrant's Form 8-K, as filed with the Commission on August 3, 2004.

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