Form 10-Q
period 2004-10-31
LANVISION SYSTEMS INC
filed 2004-12-09
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

                                       or

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

      Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of December 1, 2004: 9,084,535.

                               TABLE OF CONTENTS

                                                                                                                            Page
Part I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited).........................................................  3

           Condensed Consolidated Balance Sheets at October 31, 2004 and January 31, 2004..................................  3

           Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2004 and 2003...  5

           Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2004 and 2003.............  6

           Notes to Condensed Consolidated Financial Statements............................................................  7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........................... 11

Item 4.    Controls and Procedures......................................................................................... 24

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................................... 24

Item 3.    Defaults Upon Senior Securities................................................................................. 25

Item 6.    Exhibits........................................................................................................ 25

           Signatures...................................................................................................... 25

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets


                                                                            (Unaudited)       (Audited)
                                                                            October 31,       January 31,
                                                                                2004             2004
                                                                            -----------       -----------
Current assets:
    Cash and cash equivalents (restricted by long-term debt agreement)     $  3,152,022      $  6,227,236
    Accounts receivable, net of allowance for doubtful
        accounts of $400,000 and $400,000, respectively                       1,495,538         2,386,723
    Contract receivables                                                      1,523,077         2,972,356
    Prepaid expenses related to unrecognized revenue                             74,369            32,224
    Other                                                                       355,883           325,697
                                                                           ------------      ------------
          Total current assets                                                6,600,889        11,944,236

Property and equipment:
    Computer equipment                                                        2,717,522         2,588,749
    Computer software                                                           971,907           812,591
    Office furniture, fixtures and equipment                                  1,167,497         1,166,377
    Leasehold improvements                                                      157,492           157,492
                                                                           ------------      ------------
                                                                              5,014,418         4,725,209
    Accumulated depreciation and amortization                                (4,057,006)       (3,672,442)
                                                                           ------------      ------------
                                                                                957,412         1,052,767
Capitalized software development costs, net of accumulated
  amortization of $3,074,978 and $2,600,228, respectively                     1,964,951         1,689,701
Other, including deferred taxes                                                 587,961           603,750
                                                                           ------------      ------------
                                                                           $ 10,111,213      $ 15,290,454
                                                                           ============      ============

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      Liabilities and Stockholders' Equity


                                                                        (Unaudited)        (Audited)
                                                                         October 31,       January 31,
                                                                             2004             2004
                                                                        ------------      ------------
Current liabilities:
  Accounts payable                                                      $    279,546      $    637,222
  Accrued compensation                                                       255,010           265,095
  Accrued other expenses                                                     665,365           928,097
  Deferred revenues                                                        1,774,053         2,357,531
  Current portion of capitalized leases                                      208,070           220,199
  Current portion of long-term debt                                          466,667         1,000,000
  Accrued interest on long-term debt                                               -         4,635,169
                                                                        ------------      ------------
        Total current liabilities                                          3,648,711        10,043,313

Capitalized leases                                                            16,481           168,121
Long-term debt                                                             2,333,333                 -

Stockholders' equity:
  Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                                    -                 -
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 9,083,201 and 9,030,032 shares issued, respectively           90,832            90,300
  Capital in excess of par value                                          35,000,974        34,928,047
  Accumulated (deficit)                                                  (30,979,118)      (29,939,327)
                                                                        ------------      ------------
        Total stockholders' equity                                         4,112,688         5,079,020
                                                                        ------------      ------------
                                                                        $ 10,111,213      $ 15,290,454
                                                                        ============      ============

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     Three and Nine Months Ended October 31,

                                   (Unaudited)

                                                                   Three  Months                      Nine  Months
                                                            ----------------------------      ----------------------------
                                                                2004            2003             2004             2003
                                                            -----------      -----------      -----------    -------------
Revenues:
    Systems sales                                           $    65,387      $ 1,301,596      $   517,737      $ 2,814,055
    Services, maintenance and support                         1,820,463        1,871,538        5,297,633        5,071,091
    Application-hosting services                                652,412          493,520        1,922,742        1,368,080
                                                            -----------      -----------      -----------      -----------
        Total revenues                                        2,538,262        3,666,654        7,738,112        9,253,226

Operating expenses:
    Cost of systems sales                                       217,025          267,703          817,175        1,173,473
    Cost of services, maintenance and support                   675,548          749,208        2,067,029        2,079,625
    Cost of application-hosting services                        230,078          240,563          667,873          670,059
    Selling, general and administrative                       1,040,490          914,128        2,878,763        2,392,369
    Product research and development                            493,730          509,923        1,551,520        1,554,029
                                                            -----------      -----------      -----------      -----------
        Total operating expenses                              2,656,871        2,681,525        7,982,360        7,869,555
                                                            -----------      -----------      -----------      -----------
Operating income (loss)                                        (118,609)         985,129         (244,248)       1,383,671

Other income (expense):
    Interest income                                              16,933           10,851           56,127           47,201
    Interest expense                                            (54,725)        (494,325)        (851,671)      (1,391,413)
                                                            -----------      -----------      -----------      -----------
Earnings (loss) before income taxes                            (156,401)         501,655       (1,039,792)          39,459
    Income taxes                                                      -          (20,000)               -          (20,000)
                                                            -----------      -----------      -----------      -----------
Net earnings (loss)                                         $  (156,401)     $   481,655      $(1,039,792)     $    19,459
                                                            ===========      ===========      ===========      ===========

Basic net earnings (loss) per common share                  $     (0.02)     $      0.05      $     (0.11)     $     (0.00)
                                                            ===========      ===========      ===========      ===========
Diluted net earnings (loss) per common share
                                                            $     (0.02)     $      0.05      $     (0.11)     $     (0.00)
                                                            ===========      ===========      ===========      ===========
Number of shares used in per common share computations:
    Basic                                                     9,082,494        9,011,131        9,062,221        8,989,303
                                                            ===========      ===========      ===========      ===========
    Diluted                                                   9,082,494        9,219,150        9,062,221        9,195,854
                                                            ===========      ===========      ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Nine Months Ended October 31,

                                   (Unaudited)

                                                                                                  2004            2003
                                                                                              ------------     -----------
Operating activities:
Net earnings (loss)                                                                           $(1,039,792)     $    19,459
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
      Depreciation and amortization                                                               859,314          779,983
      Increase (decrease) in long-term accrued interest                                                 -        1,104,613

Cash provided by (used for) provided by assets and liabilities:
      Accounts and contract receivables                                                         2,340,464         (365,510)
      Other current assets                                                                        (72,333)        (108,526)
      Accounts payable and accrued expenses                                                      (630,495)      (1,292,454)
      Deferred revenues                                                                          (583,476)        (320,923)
                                                                                              -----------      -----------
Net cash provided by (used for) operating activities                                              873,682         (183,358)
                                                                                              -----------      -----------

Investing activities:
Purchases of property and equipment                                                              (289,209)        (191,424)
Capitalization of software development costs                                                     (749,997)        (600,000)
Other                                                                                              15,789           69,266
                                                                                              -----------      -----------
Net cash (used for) investing activities                                                       (1,023,417)        (722,158)
                                                                                              -----------      -----------

Financing activities:
Repayment of long-term debt                                                                    (1,700,000)      (1,500,000)
Payment of long-term accrued interest                                                          (4,635,169)               -
Proceeds from issuance of long-term debt                                                        3,500,000                -
Payment of capitalized leases                                                                    (163,769)        (153,249)
Exercise of stock options and employee stock purchase plan                                         73,459           67,374
                                                                                              -----------      -----------
Net cash (used for) financing activities                                                       (2,925,479)      (1,585,875)
                                                                                              ===========      ===========

(Decrease) in cash and cash equivalents                                                        (3,075,214)      (2,491,391)
Cash and cash equivalents at beginning of period                                                6,227,236        7,242,230
                                                                                              -----------      -----------
Cash and cash equivalents at end of period                                                    $ 3,152,022      $ 4,750,839
                                                                                              ===========      ===========

Supplemental cash flow disclosures:
      Interest paid                                                                           $ 5,467,724      $   254,005
                                                                                              ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three or nine months ended October 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2005.

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

Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The decrease in cash and cash equivalents results primarily from the payment of the accrued interest on the long-term debt, and payments on the long-term debt.

The decrease in accounts receivable, net, is due to the seasonality of the revenues, particularly system sales.

The decrease in contract receivables is due to the invoicing and collection of receivables with deferred payment provisions.

Other current assets consist of software and hardware awaiting installation (related to unrecognized revenue) and other prepaid expenses including commissions.

The decrease in property and equipment, net, is primarily the result of the acquisition of only replacement equipment and software offset by normal depreciation and amortization.

Other non-current assets consist primarily of the deferred federal income tax assets relating to the net operating loss carry forward.

The decrease in accounts payable results primarily from the payment during the first quarter of invoices for hardware sales to new customers in late January.

The decrease in accrued other expenses results primarily from the decrease in the accrual for professional fees and miscellaneous accruals and the payment of certain estimated taxes and accrued liabilities subsequent to January 31, 2004.

The decrease in deferred revenues results primarily from the recognition of revenue related to maintenance billings to customers recorded prior to revenue recognition.

The October 31, 2004 current portion of long-term debt results from the issuance of $3,500,000 of new working capital debt in the second quarter of 2004, net of the final payment of $1,000,000 on the 1998 term loan made during the first two quarters and the payment of $700,000 on the new loan in the third quarter. (See
Note 6, Contractual Obligations, Long-term Debt.)

The decrease in accrued interest on long-term debt results from the payment, at maturity, of the deferred interest on the 1998 term loan.

The increase in long-term debt results from the proceeds from the issuance of $3,500,000 of new working capital debt in the second quarter of 2004. (See Note 6, Contractual Obligations, Long-term Debt.)

Note 4 - STOCK OPTIONS

During the first nine months of the current fiscal year, the Company granted 10,000 stock options, at $2.80 under all Stock Option Plans. During the same period, 6,000 options were forfeited and 31,701 options were exercised under all plans during the first three quarters.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of financial accounting and reporting for stock-based compensation plans. LanVision elected to continue to account for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, has adopted the disclosure only provisions of Statement 123. At October 31, 2004, LanVision had three stock-based compensation plans, which are more fully disclosed in Note 7 of the Notes to Consolidated Financial Statements in the Form 10-K for the Fiscal year ended January 31, 2004. No stock-based compensation cost is reflected in the net earnings (loss), as all options granted under the plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if LanVision had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, to stock-based employee compensation.

                                                 Three        Months        Nine             Months
                                                 -----        ------        ----             ------
                                                 2004         2003          2004              2003
                                                 ----         ----          ----              ----
Net earnings (loss), as reported             $  (156,401)   $   481,655  $(1,039,792)     $    19,459
Deduct: Total stock based compensation
expense determined under the fair value
based methods for all awards, net of tax
related effects                                  (16,605)       (12,155)     (47,730)         (13,159)
                                             -----------    -----------  -----------      -----------
Pro forma net earnings (loss)                $  (173,006)   $   469,500  $(1,087,522)     $     6,300
                                             ===========    ===========  ===========      ===========

Earnings (Loss) per share
Basic - as reported                          $     (0.02)   $      0.05  $     (0.11)     $     (0.00)
                                             ===========    ===========  ===========      ===========
Basic - pro forma                            $     (0.02)   $      0.05  $     (0.11)     $     (0.00)
                                             ===========    ===========  ===========      ===========

Earnings (Loss) per share
Diluted - as reported                        $     (0.02)   $      0.05  $     (0.11)     $     (0.00)
                                             ===========    ===========  ===========      ===========
Diluted - pro forma                          $     (0.02)   $      0.05  $     (0.11)     $     (0.00)
                                             ===========    ===========  ===========      ===========

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

The 2003 diluted net earnings per common share calculation, for the third quarter, is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of the common stock equivalents (stock options and the employee stock purchase plan) of 208,019 shares. The 2003 diluted net earnings per common share calculation, for the nine months, is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of the common stock equivalents (stock options and the employee stock purchase plan) of 206,551 shares. The Company had approximately 177,775 option shares outstanding at October 31, 2003 that were not included in the third quarter and nine months diluted net earnings per share calculation as the inclusion thereof would be antidilutive.

Note 6 - CONTRACTUAL OBLIGATIONS

The following table details the remaining obligations, by fiscal year, as of the end of the quarter for the capitalized leases, long-term debt, other commitments and the operating leases.



                                Total      2004      2005      2006        2007      Thereafter
                                -----      ----      ----      ----        ----      ----------
Capitalized leases           $  233,209  $ 59,973  $173,236  $        -  $        -  $        -
Long-term debt                2,800,000         -   466,667   1,166,667   1,166,666           -
Other commitments                50,000    25,000    25,000           -           -           -
Operating leases              1,700,294    71,465   224,179     292,433     308,467     803,750
                             ----------  --------  --------  ----------  ----------  ----------
               Total         $4,783,503  $156,438  $889,082  $1,459,100  $1,475,133  $  803,750
                             ==========  ========  ========  ==========  ==========  ==========

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

Long-term Debt

In July 2004, the LanVision entered into a new three year working capital term loan agreement. The long-term debt of $3,500,000 is secured by all of the assets of LanVision and the loan agreement restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, etc. without lender consent. The loan is repayable in three annual installments, and interest is payable quarterly, at the bank prime rate plus 2% (currently 7%). In addition, LanVision is required to meet certain financial covenants, including; minimum level of tangible net worth, fixed charge coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation and amortization. Also, LanVision has agreed to maintain a minimum cash balance of $2,000,000 through the maturity of the loan. LanVision complied with all of the provisions of its loan agreements during the quarter except for the Funded Indebtedness to EBITDA ratio of not greater than 1.50. At October 31, 2004 the ratio was 1.58 and the lender has granted a waiver of the requirement through the fiscal year end. The balance of this debt is $2,800,000 at October 31, 2004.

Warrants

In connection with the 1998 long-term debt agreement, LanVision issued Warrants to purchase 750,000 shares of Common Stock of LanVision at $3.87 per share at any time through

July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.

Warranties and Indemnities

LanVision provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, LanVision's estimated warranty liability might need to be increased. LanVision bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions, which may be required to be granted to a customer, which result from performance issues. LanVision's ASPeN application-hosting services guarantees specific "up-time" and "response time" performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. LanVision's standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of LanVision's operation of its business or any negligent act or omission of LanVision. To date, LanVision has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. At October 31, 2004 and January 31, 2004, LanVision had a warranty reserve in the amount of $250,000. Each contract is reviewed quarterly with the appropriate LanVision Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements, included herein. These risks and uncertainties include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell LanVision products, the ability of LanVision to control costs, availability of products obtained from third-party vendors, the healthcare regulatory environment, healthcare information system budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results, the impact of Section 404 of the Sarbanes-Oxley Act of 2002 from failing to complete the required assessment, our registered public accounting firm not timely attesting to our assessment, or difficulties in implementing new or improved controls, and other risk factors that might cause such differences including those discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents LanVision files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

Current Regulatory Matters

The U. S. Department of Health and Human Services (HSS) has asked the Institute of Medicine of the National Academy of Sciences to design a standardized model of an electronic health record, in a move that may help spur nationwide acceptance of Electronic Medical Records. The impact of such a change, if implemented by HSS, on current LanVision products and services is unknown at this time. However, LanVision believes that its software and systems are sufficiently flexible to accommodate changing regulatory requirements. Also, in April 2004, President Bush put forth the goal of establishing electronic medical records for most Americans within 10 years. According to a Wall Street Journal article dated April 27, 2004, a new national health-technology coordinator has been appointed who reports to the Secretary of Health and Human Services. His responsibility is specifically to create a plan to guide the highly fragmented industry toward an interoperable electronic medical records system. The HSS Secretary has also announced incentives for healthcare providers to speed up the conversion to electronic medical records, with possible regional grants, low-rate loans and various pilot programs. The Bush administration made $50 million available for electronic-records demonstration projects in 2004. The President's 2005 budget doubles that amount to $100 million. As noted in a Wall Street Journal article dated July 21, 2004, "Putting such a system in place can cost a major hospital $20 million or more. HSS estimates that in the U.S., only about 13% of hospitals have adopted electronic health records for patients. As a result, the health-care industry lags far behind most other industries in using computers."

President's Information Technology Advisory Committee

On June 30, 2004, the President's Information Technology Advisory Committee issued its report entitled Revolutionizing Health Care Through Information Technology, which focused on the "most fundamental and pervasive problem of healthcare delivery: the paper-based medical record." In the report, they stated "the potential of information technology to reduce the number of medical errors, reduce cost, and improve patient care is enormous. The essence of our recommendations is a framework for 21st century health care information infrastructure that revolutionizes medical records systems. The four core elements of this framework are:

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

LanVision's current products and services can currently be used to implement some of the recommendations or provide interim solutions to some of the aspects recommended in items 1, 3 & 4 above, especially with regard to legacy, paper-based, medical information, order entry systems, other than medication, and security etc. of exchanging health information.

Based on the two Federal initiatives noted above, LanVision believes that its product and services are able to support these and other similar initiatives, and its products are currently available and installed at leading healthcare facilities throughout the U.S.

RESULTS OF OPERATIONS


GENERAL

LanVision Systems, Inc. (LanVision(TM) or the Company) is a healthcare information technology company focused on solutions that improve document-centric information flows and complement existing transaction-centric healthcare information systems. The Company's workflow and document management solutions bridge the gap between current, predominantly paper-based processes and transaction-based healthcare information systems by 1) electronically capturing document-centric information from disparate sources, 2) electronically directing that information through vital business processes, and 3) providing access to the information to authenticated users (such as physicians, nurses, administrative and financial personnel and payers) across the continuum of care.

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

LanVision's systems can be provided on a subscription basis via remote application-hosting services or installed locally. LanVision provides its ASPeN(SM), Application Service Provider-based remote hosting services to, among others, The University Hospital, a member of The Health Alliance of Greater Cincinnati, M.D. Anderson Cancer Center and Children's Medical Center of Columbus, OH among others. In addition, LanVision has installed its workflow and document management solutions at leading healthcare providers including, but not limited to, Stanford Hospital and Clinics, the Albert Einstein Healthcare Network, Beth Israel Medical Centers, the University of Pittsburgh Medical Center, Medical University Hospital Authority of South Carolina, and Memorial Sloan-Kettering Cancer Center.

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

ASPeN services were designed to overcome obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for Healthcare Information Systems personnel to implement new systems. LanVision believes that IDN's and smaller healthcare providers are looking for this type of ASP application because of the ease of implementation and lower entry-level costs. LanVision believes its business model is especially well suited for the medium to small acute care facility marketplace as well as the ambulatory marketplace and is actively pursuing remarketing agreements, in addition to those discussed below, with other Healthcare Information Systems (HIS) and staff outsourcing providers to distribute LanVision's workflow solutions.

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


UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter-to-quarter because of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter to quarter because of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers increase. Revenues from ASP application-hosting services operations are expected to increase over time, as more hospitals outsource services to LanVision's ASPeN ASP Division, or its remarketing partners begin to utilize the software, and existing customers increase its usage and or the volume of documents stored on the systems, and the number of retrievals increase.

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

REVENUES

Revenues for the fiscal quarter ended October 31, 2004, were $2,538,262, compared with $3,666,564 reported in the comparable quarter of 2003. Last year, during the third quarter LanVision had $1,100,000 in new software licensing revenues from a single agreement which a remarketing partner signed with a new customer. The decrease was primarily the result of the lack of a similar large agreement this year and the delayed purchasing decision on a significant new customer sale still in negotiations, offset to some extent with increased application-hosting revenues, when compared to the prior comparable period.

Revenues for the first nine months ended October 31, 2004, were $7,738,112, compared with $9,253,226 reported in the comparable period of 2003. The decrease was primarily the result of, as noted above, a decline in software licensing revenues, and the delayed purchasing decision on a significant new customer sale still in negotiations and which is anticipated will close in the fourth quarter, offset to some extent with increased application-hosting revenues, when compared to the prior comparable period.

Traditionally, the first two quarters are the most challenging because of the historical seasonality of software licensing revenues, which the Company has experienced in the past, with a greater portion of the annual revenues recorded in the later two quarters.

The increase in the application-hosting revenues during the first three quarters resulted from approximately $401,000 in increased revenues from existing clients and approximately $153,000 in increased revenues from new clients when compared to 2003.

OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered.

The cost of systems sales, which is primarily amortization of capitalized software during the quarter, as a percentage of systems sales for the third quarter of fiscal 2004 and 2003 were 331% and 20%, respectively. The higher percentage of cost of sales reflects lower software licensing revenues during the current period compared to the comparable prior period.

The cost of systems sales, which is primarily amortization of capitalized software during the first nine months, as a percentage of systems sales for the first nine months of fiscal 2004 and 2003 were 157% and 42%, respectively. The higher percentage of cost of sales reflects lower software and hardware revenues during the current period compared to the comparable prior period.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. The Company's support margins are highest on LanVision's proprietary software. Accordingly, margins improve as more customers are added.

As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 37% and 40% for the third quarter of fiscal 2004 and 2003, respectively.

As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 39% and 41% for the first nine months of fiscal 2004 and 2003, respectively.

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

As a percentage of application-hosting revenues, the cost of application-hosting was 35% and 49% for the third quarter and first nine months of fiscal 2004 and 2003, respectively.

The current period's decline in the cost percentage reflects the higher revenues from existing clients without a corresponding increase in operating costs.

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

During the third quarter of fiscal 2004, Selling, General and Administrative expenses were $1,040,490 compared with $914,128 in the comparable prior period. The increase was due primarily to increased trade show expenses and professional fees.

During the first nine months of fiscal year 2004, Selling, General and Administrative expenses were $2,878,763 compared with $2,392,369 in the comparable prior period. The increase when compared with the comparable prior period was primarily because of the increases noted above for the third quarter and the reimbursement during the second quarter of the prior year of legal expenses in conjunction with the settlement of certain litigation initiated by LanVision to defend its intellectual property.

Demand for medical record technologies and healthcare information access systems is growing and the frequency of requests for proposals received is increasing. Accordingly, the Company has increased its selling expenses by approximately $287,000 year-to-date when compared with the prior comparable period, primarily for; increased personnel and benefits costs, increased travel and living expenses and increased trade show expenses to take advantage of current market opportunities.

Product Research and Development

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy.

During the third quarter, research and development expenses were $493,730 compared with $509,923 in the comparable prior quarter. The decrease results primarily from additional staff associated with new Patient Financial Services products under development in 2004 and reduced use of higher cost outside contractors.

During the nine months, research and development expenses were $1,551,520 compared with 1,554,029 in the comparable prior period.

The Company monitors closely and augments its Research and Development staff, as necessary, with outside contractors to assist with the development and testing of new products. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, approximately $250,000 and $200,000 of product research and development costs in the third quarter of fiscal 2004 and 2003, respectively, and approximately $750,000 and $600,000 of product research and development costs in the first nine months of fiscal 2004 and 2003, respectively.

Operating income (loss)

The operating (loss) for the third quarter of fiscal 2004 was ($118,609) compared with operating income of $985,129 in the third quarter of fiscal 2003. The decrease in operating income is primarily the result of a decline in system sales software licensing revenues in the current quarter, as noted above.

The operating (loss) for the first nine months of fiscal year 2004 was ($244,248) compared with operating income of $1,383,671 in the first nine months of 2003. The decrease results primarily from a decrease in system sales software licensing revenues and the increase in selling, general and administrative expenses, as discussed above.

Interest income consists primarily of interest on invested cash. The change in interest income results from changes in the cash balances and interest rates.

Interest expense for the quarter and year to date declined as a result of the repayment in July, 2004 of the high interest rate 1998 debt, which was replaced with a new working capital term-loan at a significantly reduced interest rate. See Note 6 to the Financial Statements for additional information on the working capital term-loan.

Net earnings (loss)

The net (loss) for the third quarter of fiscal 2004 was ($156,401) ($0.02 loss per share) compared with a net earnings of $481,655 ($0.05 earnings per share) in the third quarter of fiscal 2003.

This decrease results primarily from a decrease in system sales software licensing revenues in the current quarter as noted above.

The net (loss) for the first nine months of fiscal year 2004 was ($1,039,792) or ($0.11 loss per share) compared with net earnings of $19,459 or $0.00 per share loss in the first nine months of fiscal year 2003. This decrease is primarily the result of primarily lower revenues as noted above.

Notwithstanding the less than anticipated number of new customer agreements signed by the Company and its resellers in the first three quarters, management continues to believe that the healthcare document imaging and workflow solutions market is going to be a significant market. Management believes it has made, and continues to make, the investments in the technologies necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth primarily through third party distributors and remarketing partners.

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

LIQUIDITY AND CAPITAL RESOURCES

During the last five fiscal years, LanVision has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, and the 1998 and 2004 loans. LanVision's liquidity is dependent upon numerous factors including the timing and amount of revenues and collection of contractual amounts from customers, amounts invested in research and development and capital expenditures, and the level of operating expenses.

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

Over the last four years, LanVision has expended significant amounts for capital expenditures, product research and development, sales, support and consulting expenses. This resulted in significant net cash outlays over the last four years. Although LanVision has controlled expenses, increased revenues and improved operating performance in the prior four fiscal years, LanVision's expenses will continue to increase. Accordingly, to continue to achieve increasing profitability, and positive cash flow, it is necessary for LanVision to increase revenues or reduce expenses. LanVision believes that the requirement for healthcare organizations to become compliant with the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the IDX Information Systems Corporation Remarketing Agreement and the 3M Marketing and Referral Agreement should offer significant opportunities to increase revenues. LanVision believes that market opportunities are such that LanVision should be able to increase its revenues. However, there can be no assurance LanVision will be able to do so.

In July, 2004 the Company retired its existing high interest 1998 debt and the associated deferred interest. Based on the current prime rate and the anticipated outstanding loan balance during the second half of the current fiscal year, the anticipated interest expense will be $110 thousand compared with $955.8 thousand in the second half of the prior fiscal year or a reduction in interest expense of $845.8 thousand, or approximately $0.09 per share, pre tax, for the second half of the current fiscal year. For the next fiscal year
(2005), the annual interest expense is anticipated to be approximately $148 thousand compared with $907 thousand anticipated for the current fiscal-year
(2004), or a reduction of approximately $759 thousand in interest expense.

As discussed in footnote 6 to the enclosed financial statements, in July 2004, LanVision entered into a new three year working capital term loan agreement. The remaining long-term debt of $2,800,000 is secured by all of the assets of LanVision and the loan agreement restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, etc. without lender consent. The loan is repayable in three annual installments, and interest is payable quarterly, at the bank prime rate plus 2% (currently 7%). In addition, LanVision is required to meet certain financial covenants, including minimum level of tangible net worth, fixed charge coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation and amortization. Also, LanVision has agreed to maintain a minimum cash balance of $2,000,000 through the maturity of the loan.

At October 31, 2004, LanVision had cash of $3,152,022. By July 30, 2005, a total of $466,667 of long-term debt is still required to be repaid to the lender. LanVision has the option of when and how much to repay prior to July 30, 2005, and can make prepayments at any time to satisfy the annual repayment requirement without penalty.

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

To date, inflation has not had a material impact on LanVision's revenues or expenses. In addition, LanVision does not have any significant market risk exposure at October 31, 2004.

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

At October 31, 2004, LanVision has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services) which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of approximately $2,500,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, LanVision has entered into application-hosting agreements, which are expected to generate revenues in excess of $1,525,000, through their respective renewal dates in fiscal 2005 through 2007.

LanVision's master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2003, 2002 and 2001 were approximately $4,712,000, $4,176,000 and $4,032,000, respectively. Maintenance and support revenues are expected to increase in 2004. At October 31, 2004, LanVision had Maintenance Agreements, purchase orders or royalty reports from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $3,071,000, through their respective renewal dates in fiscal 2005 and 2006.

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

                                          LANVISION SYSTEMS, INC.

DATE: December 9, 2004                By: /s/ J. BRIAN PATSY
                                          -------------------------------------
                                          J. Brian Patsy
                                          Chief Executive Officer and President

DATE: December 9, 2004                By: /s/ PAUL W. BRIDGE, JR.
                                          -------------------------------------
                                          Paul W. Bridge, Jr.
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