Form 10-K
period 2005-01-31
LANVISION SYSTEMS INC
filed 2005-04-08
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 0-28132
Lanvision Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	31-1455414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10200 Alliance Road, Suite 200
Cincinnati, OH 45242-4716

(Address of principal executive offices) (Zip Code)
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

      The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by The Nasdaq Stock Market for the Registrant’s Common Stock on July 31, 2004, was $24,075,589.

      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 5, 2005: 9,084,535.

DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2005 are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form  10-K, the Definitive Proxy Statement is not deemed to be filed as a part hereof.

EX-10.11(C)
EX-10.14
EX-11.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
General
      LanVision Systems, Inc. (LanVisiontm or the Company) is a healthcare information technology company doing business as “Streamline Healthtm”, which is focused on solutions that improve document-centric information flows and complement and enhance existing transaction-centric healthcare information systems. The Company’s workflow and document management solutions bridge the gap between current, predominantly paper-based processes and transaction-based healthcare information systems by 1) electronically capturing document-centric information from disparate sources, 2) electronically directing that information through vital business processes, and 3) providing access to the information to authenticated users (such as physicians, nurses, administrative and financial personnel and payers) across the continuum of care.
      The Company’s workflow-based products and services offer solutions to specific healthcare business processes within the revenue cycle, such as remote coding, abstracting and chart completion, remote physician order processing, pre-admission registration scanning, insurance verification, denial management, secondary billing services, explanation of benefits processing, release of information processing and other departmental workflow processes.
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
      LanVision’s systems can be provided on a subscription basis via remote application-hosting services or installed locally. LanVision provides its ASPeNsm, Application Service Provider-based remote hosting services to The University Hospital, a member of the Health Alliance of Greater Cincinnati, M.D. Anderson Cancer Center and Children’s Medical Center of Columbus, OH among others. In addition, LanVision has installed its workflow and document management solutions at leading healthcare providers including Stanford Hospital and Clinics, the Albert Einstein Healthcare Network, Beth Israel Medical Centers, the University of

Pittsburgh Medical Center, Medical University Hospital Authority of South Carolina, and Memorial Sloan-Kettering Cancer Center among others.
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
      LanVision offers its own document imaging/ management infrastructure (Foundation Suite) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, LanVision’s applications fulfill the administrative and regulatory needs of the Medical Records, Patient Financial Services and other hospital departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, LanVision has integrated its products with selected systems from Siemens Medical Solutions Health Services Corporation (Siemens), Cerner Corporation and IDX Information Systems Corporation (IDX) applications. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Electronic Medical Record. LanVision’s systems deliver on-line enterprisewide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.
      LanVision operates in one segment as a provider of health information technology solutions that streamline document-centric information flows. The financial information required by Items 101(b) of Regulation S-K is contained in Item 6 Selected Financial Information of this Form 10-K.
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
      The decisions by a healthcare provider to replace, substantially modify, or upgrade its information systems are a strategic decision and often involve a large capital commitment requiring an extended approval process. Since inception, LanVision has experienced extended sales cycles, which has adversely affected revenues. It is not uncommon for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter-to-quarter operating results. These agreements cover the entire implementation and maintenance of the system and specify the installation schedule, which typically takes place in one or more phases. The licensing agreements generally provide for the licensing of LanVision’s proprietary software and third-party software with a perpetual or term license fee that is adjusted depending on the number of concurrent users or workstations using the software. Third-party hardware is sold outright, with a one-time fee charged for installation and training. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with LanVision’s ASP (ASPeN) services solution, the application-hosting services agreements generally provide for utilizing LanVision’s software and third-party software on a fee per transaction or recurring subscription basis.
      ASPeN services was designed to overcome obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for Healthcare Information Systems personnel to implement new systems. LanVision believes that large IDN’s and smaller healthcare providers are looking for this type of ASP application because of the ease of implementation and lower entry-level costs. LanVision believes its business model is especially well suited for the medium to small acute care facility marketplace as well as the ambulatory marketplace and is actively pursuing remarketing agreements, in addition to those discussed below, with other Healthcare Information Systems (HIS) and staff outsourcing providers to distribute LanVision’s workflow solutions.
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
      LanVision believes that the HIPAA regulations will be an additional impetus for IDN’s to embrace LanVision products and services as a means of ensuring compliance with Federal Regulations. A Medical Records Institute survey of Electronic Health Records Trends and Usage reported that one of the more interesting findings indicated that 83% of the respondents acknowledge that EMR systems can help improve workflow, 78% said that such systems can help improve clinical documentation, and 77% said EMRs will help improve patient safety.
      Document imaging and workflow (management) technologies are essential elements of a complete EMR because they allow for the storage of unstructured data (i.e., patient record elements other than data or text, such as hand written physician or nursing notes and physician orders, photographs, images of a document) and they enable digitized x-rays, CAT scans, MRI’s, video and audio information to be accessed and delivered to the caregiver at the point of patient care. LanVision believes the demand for its Medical Record Workflow solutions, which can supply document-imaging capabilities to the EMR, will increase in future years.
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
Current Regulatory Matters
      The U.S. Department of Health and Human Services (HSS) has asked the Institute of Medicine of the National Academy of Sciences to design a standardized model of an electronic health record, in a move that may help spur nationwide acceptance of EMR’s. The impact of such a change, if implemented by HSS, on current LanVision products and services is unknown at this time. However, LanVision believes that its software and systems are sufficiently flexible to accommodate changing regulatory requirements. Also, in April 2004, President Bush put forth the goal of establishing EMR’s for most Americans within 10 years. According to a Wall Street Journal article dated April 27, 2004, a new national health-technology coordinator has been appointed who reports to the Secretary of HSS. His responsibility is specifically to create a plan to guide the highly fragmented industry toward an interoperable electronic medical records system. The HSS Secretary has also announced incentives for healthcare providers to speed up the conversion to electronic medical records, with possible regional grants, low-rate loans and various pilot programs. The Bush administration made $50 million available for electronic-records demonstration projects in 2004. The President’s 2005 budget doubles that amount to $100 million. As noted in a Wall Street Journal article dated July 21, 2004, “Putting such a system in place can cost a major hospital $20 million or more. HSS estimates that in the U.S., only about 13% of hospitals have adopted electronic health records for patients. As a result, the health-care industry lags far behind most other industries in using computers.”
President’s Information Technology Advisory Committee
      On June 30, 2004, the President’s Information Technology Advisory Committee issued its report entitled Revolutionizing Health Care Through Information Technology, which focused on the “most fundamental and pervasive problem of healthcare delivery: the paper-based medical record.” In the report, they stated “the potential of information technology to reduce the number of medical errors, reduce cost, and improve patient care is enormous. The essence of our recommendations is a framework for 21st century health care information infrastructure that revolutionizes medical records systems. The four core elements of this framework are:

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

3. Computerized provider order entry — such as for tests, medicine, and procedures — both for outpatient care and within the hospital environment.

4. Secure, private, interoperable, electronic health information exchange, including both highly specific standards for capturing new data and tools for capturing non-standard-compliant electronic information from legacy systems.”
      LanVision’s current products and services can currently be used to implement some of the recommendations or provide interim solutions to some of the aspects recommended in items 1, 3 & 4 above, especially with regard to legacy, paper-based, medical information, order entry systems, other than medication, and security of exchanging health information.
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
      However, if the regulations are unduly restrictive, this could cause delays in the delivery of new versions of products and adversely effect the licensing of LanVision’s products. Overall, LanVision believes the HIPAA regulations will stimulate healthcare organizations to purchase computer-based EMR systems that automate the collection, use, and disclosure of patient health information, while maintaining appropriate security and audit controls over the information. However, there can be no assurance that an increase in the purchase of new systems or additional use of LanVision application-hosting services will occur.
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
Changes and Consolidation in the Healthcare Industry
      LanVision derives substantially all of its revenues from the licensing of software, providing professional services and maintenance services and providing application-hosting services within the healthcare industry. Accordingly, the success of LanVision is dependent upon the regulatory and economic conditions in the healthcare industry. Many healthcare providers are consolidating to establish integrated delivery networks to take advantage of economies of scale, greater marketing power and greater leverage in negotiating with vendors who supply the industry with the goods and services they require. The impact of such consolidations, LanVision believes, will benefit LanVision as more healthcare organizations investigate methods to streamline operations, including outsourcing non-core services to reduce costs and improve the quality of patient care through the use of information technology, especially in the paper intensive area of Patient Medical Records and Patient Financial Services.
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
Warranties and Indemnities
      LanVision’s products are very complex and may not be error free, especially when first released. Failure of any LanVision product to operate in accordance with its specifications and documentation could constitute a breach of the license agreement and require LanVision to correct the deficiency. If such deficiency is not within the agreed upon contractual limitations on liability and cannot be corrected in a timely manner, it could constitute a material breach of a contract allowing the termination thereof and possibly subjecting LanVision to liability. Also, LanVision indemnifies its customers against third-party infringement claims. If such claims are made, even if they are without merit, they could be expensive to defend. If LanVision becomes liable to a third-party for infringement of their intellectual property, LanVision could be required to pay substantial amounts as damages, obtain a license to use the infringing technologies, develop its own noninfringing technologies, or cease using the infringing intellectual property.
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
The LanVision Solution
      LanVision’s products and services streamline document-centric information flows and provide Medical Record Workflow, Patient Financial Services and other departmental Workflow solutions for the patient and other information access needs of hospitals and integrated healthcare delivery networks. LanVision’s systems enable medical and administrative personnel to rapidly and efficiently capture, store, manage, route, retrieve and process vast amounts of clinical, financial, patient and other information.
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
Expand Distribution Channels
      LanVision estimates the total market for LanVision’s products and services could be in excess of $1 billion, and the market is less than 10% penetrated. A recent healthcare industry report stated that in order to comply with the HIPAA healthcare information electronic transmission regulations, healthcare systems will need to adjust existing systems or purchase new Information Technology systems, hire and retrain staff, and make significant changes to the current processes associated with maintaining patient privacy, the cost of which is estimated to be somewhere between three to four times the amount of expenditures required for Year 2000 remediation, or an amount in excess of $25 billion. LanVision strongly believes its highly evolved, secure and technologically advanced Web browser-based ASP solutions will position LanVision to take advantage of, what it continues to believe will be, significantly increasing market opportunities for LanVision and its distribution partners in the future.
      In 2002, LanVision entered into a five year Remarketing Agreement with IDX Information Systems Corporation, which offers a wide variety of patient care products to integrated delivery networks, group practices, academic medical centers, radiological centers, and hospitals nationwide. IDX has installed its products at more than 2,600 customer sites with systems deployed to serve over 120,000 physicians. Under the terms of the Agreement, IDX was granted a non-exclusive worldwide license to distribute all LanVision applications, and ASPeN services to IDX customers and prospective customers, as defined in the Agreement. IDX will sell LanVision’s Electronic Medical Record Workflow and document imaging products as an integrated component of the IDX clinical information systems, which IDX can remarket as an integrated solution with either IDX product Carecasttm or LastWord®.
      In 2002, LanVision entered into a new Marketing and Referral Agreement with the 3M Health Information Systems, a division of the Minnesota Mining and Manufacturing Company, whereby 3M and LanVision will refer prospective customers for the other’s products and services. 3M will refer potential customers to use the LanVision codingANYware software and LanVision will refer potential customers to use the 3M healthcare products, including their coding and reimbursement software, which is complementary to the LanVision codingANYware software.
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
      LanVision believes only the most robust, flexible, dependable products will survive in the healthcare market, and LanVision has attempted to establish itself as a leader in document imaging/ management and workflow applications through strong product development.
Image-Enable Clinical Data Repositories and Other Applications Software
      Today, healthcare information is often stored on numerous dissimilar host-based and departmental systems that are spread throughout an enterprise and are not integrated. Additionally, these current systems do not address the data stored on paper or the increasing volume of medical images such as CAT scans, MRI’s, digitized slides, exploratory scopes, photographs, audio, etc. LanVision believes the efficiencies and productivity of hospitals and integrated healthcare delivery networks can be greatly enhanced by seamlessly integrating their historical information systems with document imaging and workflow applications. Physicians, clinicians, and other healthcare users then have access to the complete patient medical record, including the structured data, such as laboratory results, and related unstructured data, or a doctor’s hand written notes. LanVision has image-enabled many popular Clinical Data Repositories, such as those offered by Oacis Healthcare Holdings Corp., IDX Information Systems Corporation, and Cerner Corporation. LanVision is marketing image-enabling technology through its accessANYware and LanVision Application Bridge products. LanVision intends to continue to aggressively market its unique image-enabling solutions to end-users and other third-party software application providers. LanVision has several large scale, enterprisewide image enabled sites, including Memorial Sloan-Kettering Cancer Center, which utilizes LanVision’s solution on over 7,000 workstations and over 1,150 simultaneous users at any point in time.
Systems and Services
      LanVision’s systems employ an open architecture that supports a variety of operating systems, including Microsoft Windows XP, Windows 2000 and UNIX. LanVision’s systems can be configured with various hardware platforms, including INTEL-compatible personal computers. LanVision’s systems include a user interface designed specifically by LanVision for physicians and other medical and administrative personnel in hospitals and integrated healthcare networks. LanVision’s systems operate on multiple imaging platforms, including Siemens and FileNet in addition to its own proprietary document imaging platform. LanVision’s Medical Record Workflow solutions incorporate advanced features, including workflow and security features, which allow customers to restrict direct access to confidential patient information, secure patient data from unauthorized indirect access and have audit trail features.
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
      For maximum flexibility, the most current LanVision family of products and services, accessANYware, is packaged into four distinct offerings: the Health Information Management (HIM) Suite, the Patient Financial Services (PFS) Suite, the Enterprise Suite; and a set of Productivity Tools.

      The accessANYware family of products is LanVision’s fifth-generation document-centric repository of historical health information that is complimentary and can be seamlessly “bolted on” to existing transaction-centric clinical, financial and management information systems, allowing healthcare providers to aggressively move toward fully EMR’s. It allows authorized users to perform document searching, retrieval, viewing, processing, printing and faxing, as well as report generation ...all from a single login.

HEALTH INFORMATION MANAGEMENT Suite
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

Completion Workflow

The Completion Workflow application is an integrated module of accessANYware that provides analysts and clinicians the ability to remotely analyze, electronically sign and complete deficient records. In addition to a single login, accessANYware delivers a single user interface and integrated database. Therefore, from a single login to the system, users with appropriate security have the ability to search and retrieve information regarding patients and cases (for chart analysis), view, print and fax patient documents, as well as analyze or complete deficient documents, via the Completion Workflow module. The functions presented to the user vary with the user’s security. For example, if the user is a clinician, he/ she is presented with an inbox function that displays a list of incomplete charts (awaiting completion) and a list of “linked” patients assigned to them. The clinician then has the option to complete deficient charts or retrieve patient information via searching or by clicking on the “linked” patients within their inbox. This access may occur from any workstation within the facility, the physician’s office, or some other remote site. With proper security, the user is able to view, print and fax patient information.

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

PATIENT FINANCIAL SERVICES Suite

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

The Foundation Suite
      The Foundation Suite is robust middleware architecture for document imaging/ management infrastructure, built for maximum performance in high document volume settings and optimized for the healthcare industry. The features resident in the Foundation Suite were built around patient-oriented objects that result in more efficient code and rapid delivery to market of new applications. The Foundation Suite is designed in a reusable object-oriented environment, utilizing a 32-bit Windows NT-based architecture that provides the following essential document imaging/ management functions: security, auditing, data access, printing/faxing, scheduling, data archiving migration and full problem diagnosis. The Foundation Suite offers the following unique enhanced security and auditing functions that facilitate HIPAA Compliance and are essential to integrated delivery networks in a multi-entity environment:

•	multiple levels of security (administrative, user, patient, document, workstation, physical location, and healthcare entity) configurable by user, workstation and location, and

•	full audit trails and reporting of every record viewed, printed, faxed, processed, or unauthorized login attempts at the patient encounter or document level.
ASPeN Application Service Provider eHealth Network
      LanVision’s ASPeN, ASP-based Medical Record and Patient Financial Services network, offers healthcare providers an even more cost-effective solution to manage patient information. Through its use of Internet/ Intranet technology, ASPeN helps hospitals and integrated delivery networks overcome the barriers of high capital and start-up costs as well as the technological burdens of implementing a document imaging/ management and workflow system. ASPeN delivers Medical Record, coding and Patient Financial Services applications to its healthcare customers on an outsourced basis from a central data center. Hospitals and integrated delivery systems can therefore take advantage of a private Intranet or the Web, the lowest cost network infrastructure, for truly enterprise-wide, secure access to healthcare information.
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
      Product research and development expense was $2,061,207, $2,053,901 and $2,195,315 in 2004, 2003 and 2002, respectively. In addition, LanVision also capitalized approximately $1,000,000, $800,000 and $600,000 of software development expenditures in 2004, 2003 and 2002, respectively.

Existing Customers
      LanVision’s customers include healthcare providers located throughout the United States. LanVision has implemented or is in the process of implementing one or more of its systems in the following representative list of healthcare institutions:

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
ProMedica Health Systems, Toledo, OH
Stanford Hospital and Clinics, Palo Alto, CA
Texas Health Resources, Inc.:
Harris Methodist Hospital, Fort Worth, TX
Harris Methodist HEB Hospital, Bedford, TX
UPMC Health System, Pittsburgh, PA

ASPeN Application-hosting Customers include:

Children’s Hospital, Cincinnati, OH
Children’s Hospital, Columbus, OH
Health Alliance of Greater Cincinnati, Cincinnati, OH
M. D. Anderson Cancer Center, Houston, TX
Pattie A. Clay Regional Medical Center, Richmond, KY
RevenueMed, Inc., Alpharetta, GA
University of California, School of Medicine, San Francisco, CA
      In addition to the institutions listed above, Siemens Medical Solutions Health Services Corporation has installed selected LanVision products at eight healthcare organizations and IDX has sold LanVision’s suite of products to seven healthcare organizations as of January 31, 2005.
      In fiscal year 2004, IDX Information Systems, M. D. Anderson Cancer Center, and OhioHealth Corporation accounted for 21%, 13% and 13%, respectively, of LanVision’s total revenues. In fiscal year 2003, IDX Information Systems, M. D. Anderson Cancer Center, and OhioHealth Corporation accounted for 30%, 12% and 6%, respectively, of LanVision’s total revenues. In fiscal year 2002, IDX Information Systems, Memorial Sloan-Kettering Cancer Center, and Siemens Medical Solutions accounted for 18%, 12% and 9%, respectively, of LanVision’s total revenues.
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
      LanVision enters into master agreements with its customers to specify the scope of the system to be installed and/ or services to be provided by LanVision, the agreed upon aggregate price and the timetable for implementation. The master agreement typically provides that LanVision will deliver the system in phases pursuant to the customer’s purchase orders, thereby allowing the customer flexibility in the timing of its receipt of systems and to make adjustments that may arise based upon changes in technology or changes in customer needs. The master agreement also allows the customer to request additional components as the installation progresses, which additions are then separately negotiated as to price and terms. Historically, customers have ultimately purchased systems and services in addition to those originally contemplated by the master agreement, although there can be no assurance that this trend will continue in the future.
      At January 31, 2005, LanVision has agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services) which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of approximately $2,913,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, LanVision has entered into application-hosting agreements, which are expected to generate revenues in excess of $2,148,000 through their respective renewal dates in fiscal years 2005 and 2006.
      LanVision’s master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2004, 2003 and 2002 were approximately $5,220,000, $4,712,000 and $4,176,000, respectively. Maintenance and support revenues are expected to increase in the future. At January 31, 2005, LanVision had Maintenance Agreements, purchase orders or royalty reports from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $2,242,000, through their respective renewal dates in fiscal year 2005.
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
Employees
      As of January 31, 2005, LanVision had 70 full-time employees. In addition, LanVision utilizes independent contractors to supplement its staff, as needed. None of LanVision’s employees are represented by a labor union or subject to a collective bargaining agreement. LanVision has never experienced a work stoppage and believes that its employee relations are good.
      Copies of documents filed by LanVision Systems, Inc. with the Securities and Exchange Commission, including annual repots on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, etc., and all amendments to those reports can be found at the website www.lanvision.com or www.streamlinehealth.net as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Copies can be downloaded free of charge from the LanVision web site or directly from the Securities and Exchange Commission web site, http://www.sec.gov/cgi-bin/srch-edgar.

      Also, copies of LanVision’s annual report on Form 10-K will be made available, free of charge, upon written request to the Company.

Item 2.	Properties
      LanVision’s principal offices are located at 10200 Alliance Road, Suite 200, Cincinnati, OH 45242-4716. The offices consist of approximately 21,700 square feet of space under a lease that expires in July 2010. In addition, LanVision leases dedicated collocation high security data center space in the Cincinnati, OH area, for the ASPeN Services, application-hosting data center operations, which leases expire in June 2005, but has automatic renewal provisions. The current rental expense for all of these facilities approximates $196,000 annually.
      LanVision believes that its facilities are adequate for its current needs and that suitable alternative space is available to accommodate expansion of LanVision’s operations.

Item 3.	Legal Proceedings
      LanVision is, from time to time, a party to various legal proceedings and claims, which arise, in the ordinary course of business from time to time. LanVision is not aware of any legal matters that will have a material adverse effect on LanVision’s consolidated results of operations or consolidated financial position.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
      The names, ages, and positions held by the Executive Officers of LanVision on April 5, 2005 are:

			Elected to
Name	Age	Position(1)	Present Position(2)

J. Brian Patsy	54	Chairman of the Board, President,	1989
		Chief Executive Officer, and Director
William A. Geers	51	Vice President Product Development and	2004
		Chief Operating Officer
Paul W. Bridge, Jr.	61	Chief Financial Officer, Treasurer and	2001
		Corporate Secretary
Donald E. Vick, Jr.	41	Controller, and Assistant Treasurer	2002

(1)	All current officers of LanVision hold office until their successors are elected and qualified or until any removal or resignation. Officers of LanVision are elected by the Board of Directors and serve at the discretion of the Board. For purposes of the descriptions of the background of LanVision’s Executive Officers, the term “Company” refers to both LanVision Systems, Inc. and its predecessor LanVision, Inc.

(2)	Represents date of election to Registrant or its predecessor.
      J. Brian Patsy is a co-founder of the company and has served as the President and a Director since LanVision’s inception in October 1989. Mr. Patsy was appointed Chairman of the Board and Chief Executive Officer in March 1996. Mr. Patsy has over 31 years of experience in the information technology industry.
      William A. Geers joined the company in 1996, as the Director, Indirect Operations, Sales & Marketing. In 2000, he was appointed Vice President Product Development. In December 2004, he was elected Vice President Product Development and Chief Operating Officer.
      Paul W. Bridge, Jr. joined the company in 1996, as Controller. In January 2001, he assumed the additional responsibility of Chief Financial Officer. From 1993 until he joined LanVision, Mr. Bridge served as

Controller of Cincom Systems, Inc., an international software development and marketing company. Mr. Bridge is a Certified Public Accountant (inactive).
      Donald E. Vick, Jr. joined the company in 1997, as Assistant Controller. In 2002, he was appointed Controller and elected Assistant Treasurer. Prior to joining LanVision, Mr. Vick served as Assistant Controller of Cincom Systems, Inc., an international software development and marketing company. Mr. Vick is a Certified Public Accountant.
      There are no family relationships between any Director or Executive Officer and any other Director or Executive Officer of the Registrant.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      (a) The Company’s Common Stock trades on The Nasdaq SmallCap Market under the symbol LANV. The table below sets forth the high and low sales prices for LanVision Systems, Inc. Common Stock for each of the quarters in fiscal years 2004 and 2003, as reported by The Nasdaq Stock Market, Inc.

Fiscal Year 2004	High	Low

4th Quarter (November 1, 2004 through January 31, 2005)	$3.20	$2.46
3rd Quarter (August 1, 2004 through October 31, 2004)	3.85	2.50
2nd Quarter (May 1, 2004 through July 31, 2004)	3.42	2.38
1st Quarter (February 1, 2004 through April 30, 2004)	4.30	2.55

Fiscal Year 2003	High	Low

4th Quarter (November 1, 2003 through January 31, 2004)	$4.49	$2.06
3rd Quarter (August 1, 2003 through October 31, 2003)	2.68	1.82
2nd Quarter (May 1, 2003 through July 31, 2003)	2.57	1.77
1st Quarter (February 1, 2003 through April 30, 2003)	3.80	2.10
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
      (b) According to the transfer agent records, LanVision had 200 stockholders of record as of April 1, 2005. Because brokers and other institutions on behalf of stockholders hold many of such shares, LanVision is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. LanVision estimates that it has approximately 1,900 stockholders, based on information provided by the Company’s stock transfer agent from their search of individual participants in security position listings.
      (c) LanVision has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

      (d) Securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K are as follows:

Number of
	Number of			securities
	securities to be			remaining available
	issued upon			for future issuance
	exercise of		Weighted-average	under equity
	outstanding		exercise price of	compensation plans
	options,		outstanding	(excluding securities
	warrants and		options, warrants	reflected in
Plan category	rights		and rights	column (a))

	(a)		(b)	(c)
Equity compensation plans approved by security holders	536,942		$3.01	644,586	(2)
Equity compensation plans not approved by security holders	5,000	(1)	$14.50	—

Total(3)	541,942		$3.01	644,586

(1)	The Company granted a director 5,000 options outside of the 1996 Non-employee Directors Stock Option Plan at the time he first agreed to serve as a director for the Company as further inducement for him to serve as a director.

(2)	Includes 378,527 shares that can be issued under the 1996 Employee Stock Purchase Plan, which is more fully described in footnote 8 of the enclosed Notes to Consolidated Financial Statements.

(3)	Excludes Warrants issued in connection with the 1998 Long-term debt to acquire 750,000 shares. See ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Long-term Debt for additional information.

Item 6.	Selected Financial Data
      The following table sets forth consolidated financial data with respect to LanVision for each of the five years in the period ended January 31, 2005. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year(1)

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
INCOME STATEMENT DATA:
Total revenues	$12,751	$12,804	$13,462	$10,939	$9,576
Total operating expenses	11,815	10,450	10,574	8,920	9,509
Operating profit(2)	936	2,354	2,888	2,019	67
Net earnings(2), (3) & (4)	558	1,019	1,012	210	21
Basic net earnings per share of Common stock	.06	.11	.11	.02	.00
Diluted net earnings per share of Common stock	.06	.11	.11	.02	.00
Shares used in computing basic per share data	9,068	8,997	8,934	8,890	8,863
Shares used in computing diluted per share data	9,233	9,207	9,197	9,074	8,905
BALANCE SHEET DATA:
Cash and cash equivalents	$4,181	$6,227	$7,242	$7,865	8,550
Working capital	3,892	1,901	5,294	6,011	7,168
Total assets	11,993	15,290	15,337	13,509	14,358
Long-term debt, including current portion	2,000	1,000	3,000	5,000	6,000
Total stockholders’ equity	5,712	5,079	3,967	2,906	2,655
Cash dividends declared	—	—	—	—	—

(1)	All references to a fiscal year refer to the fiscal year of LanVision commencing February 1 of that calendar year and ending on January 31 of the following year.

(2)	Operating profit and net earnings in 2003 include reimbursement of $230,000 in legal expenses upon settlement of LanVision proprietary technology claims; and a $290,000 favorable change in the estimate for certain franchise tax liabilities as a result of the tax authority audit of certain prior year’s tax returns. Operating profit and net earnings in 2004 include a $300,000 reduction in reserves due to a change in estimates.

(3)	Net earnings in 2004 and 2003 include a tax benefit of $420,000 and $558,000, respectively, relating to the reduction in the valuation allowances for the deferred tax assets relating to the net operating loss carry forward based upon reasonable future earnings before income tax projections.

(4)	Net earnings in fiscal year 2000 include other income, net in the amount of $1,381,419 primarily from the gain on the sale of a data center.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Capitalized Software Development Costs
      Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. LanVision capitalized approximately $1,000,000, $800,000 and $600,000 in 2004, 2003 and 2002, respectively.
      Research and development expense, net of capitalized software development expenditures, was $2,061,207, $2,053,901 and $2,195,315 in 2004, 2003 and 2002, respectively.
      Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense was $633,000, $500,000 and $400,000 in 2004, 2003 and 2002, respectively.
      LanVision reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization. LanVision believes that to replicate the existing software would cost significantly more than the stated net value of $2,056,701 at January 31, 2005. Over the last three years, LanVision has spent $8,710,423 in research and development, of which $2,400,000, or 28%, has been capitalized. Amortization of capitalized software expenditures during the last three years has amounted to $1,533,000 or a net increase in capitalized software of approximately $867,000 during the last three years. Many of the programs related to capitalized software development continue to have great value to LanVision’s current products and those under development as the concepts, ideas and software code are readily transferable and are incorporated into new products.

Contractual Obligations

	Payments by Fiscal Year

	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt	$2,000,000	—	833,333	1,166,667	—	—	—
Capitalized leases	173,234	173,234	—	—	—	—	—
Operating leases	1,721,026	259,380	320,589	323,268	315,486	337,209	165,094
Other	25,000	25,000	—	—	—	—	—

Total	$3,919,260	457,614	1,153,922	1,489,935	315,486	337,209	165,094

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
Long-term Debt
      In July 2004, the LanVision entered into a new three year working capital term loan agreement. The long-term debt is secured by all of the assets of LanVision and the loan agreement restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, etc. without lender consent. The loan is repayable in two remaining annual installments, and interest is payable quarterly, at the bank prime rate plus 2% (at year end 7.5%). In addition, LanVision is required to meet certain financial covenants, including minimum level of tangible net worth, fixed charge coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation and amortization. Also, LanVision has agreed to maintain a minimum cash balance of $2,000,000 through the earlier of the repayment or maturity of the loan on July 31, 2007. The loan balance at January 31, 2005 was $2,000,000, which is due and payable of not less than $833,333 by July 30, 2006 and $1,166,667 by July 30, 2007. The Company can prepay the loan at any time and intends to pay off this loan as soon as practicable.
      LanVision complied with all of the provisions of its loan agreements during the year except for the Funded Indebtedness to EBITDA ratio of not greater than 1.50 at October 31, 2004. The ratio was 1.58 and the lender granted a waiver of the requirement. LanVision believes that it will be able to comply with all of its covenants in fiscal year 2005, and the likelihood of defaulting on the debt covenants is not likely absent any material adverse events that may affect the healthcare industry or our market. However, our expectations of future operating results and continued compliance with the debt covenants cannot be assured and the lenders’ actions are not controllable by us. If our projections of future operating results are not achieved and the debt is placed in default, LanVision would experience a material adverse impact on the reported financial position and results of operations.
      In connection with the issuance of the 1998 long-term debt, LanVision issued Warrants to purchase 750,000 shares of Common Stock of LanVision at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.
Operating Leases
      LanVision rents office and data center space and equipment under noncancelable operating leases that expire, at various times, during the next six fiscal years. The minimum payments, by year, are detailed in the Contractual Obligations table above.

Warranties and Indemnities
      LanVision provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, LanVision’s estimated warranty liability might need to be increased. LanVision bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions which may be required to be granted to a customer which result from performance issues. LanVision’s ASPeN application-hosting services guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. LanVision’s standard agreements with its customers also usually include intellectual property infringement indemnifications provisions to indemnify them from and against third-party claims, and for liabilities, damages, and expenses arising out of LanVision’s operation of its business or any negligent act or omission of LanVision. To date LanVision has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third-party claims. At January 31, 2005 and 2004, LanVision has a warranty reserve in the amount of $250,000. Each contract is reviewed quarterly with the appropriate LanVision Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.
Income Taxes
      The benefit (provision) for income taxes was $455,753, $456,997 and $(24,000), in 2004, 2003 and 2002, respectively. The net current deferred tax asset was $309,000 and the non-current deferred tax asset was $669,000 at January 31, 2005 and the net non current asset was $558,000 at January 31, 2004. A key assumption in the determination of the book tax benefit (provision) is the amount of the valuation allowance required to reduce the related deferred tax assets. A valuation allowance reduces the deferred tax assets to a level which will, more likely than not, be realized. Whether the deferred tax assets will be realized depends on the generation of future taxable income during the periods in which the deferred tax asset become deductible. The net deferred tax assets reflect management’s estimate of the amount which will, more likely than not, reduce future taxable income.
      As of January 31, 2005, LanVision believes that a valuation allowance is required to reduce a portion of the deferred tax assets, primarily relating to certain net operating loss carry forwards, for the following reasons:

•	Although LanVision generated $1,700,105 of earnings before income taxes during the three-year period ended January 31, 2005, there can be no assurance that LanVision will be able to neither achieve consistent profitability on a quarterly or annual basis nor be able to sustain or increase its revenue growth in future periods and believes historical operating results may not be indicative of the future performance of LanVision in the near or long-term. LanVision has incurred net losses as indicated by the carry forwards of approximately $29,000,000.

•	Based on the expenses associated with current and planned staffing levels, continued profitability and utilization of carry forwards to be evaluated as “more likely than not” is dependent upon increasing revenues.

•	LanVision’s backlog, and anticipated additions to the backlog, has been trending up over the past three years.
      As of January 31, 2005, LanVision estimates that a valuation allowance of approximately $9,730,000 was required to reduce the deferred tax assets, primarily relating to loss carry forwards, to a level LanVision currently believes will be utilized to offset future earnings before income taxes based on the current backlog and forecasts over the next two years. The valuation allowance is required due to the inability to predict on a longer term basis that LanVision will “more likely than not” attain levels of profitability required to utilize additional carry forwards.

Off Balance Sheet Arrangements
      LanVision does not have any off balance sheet arrangements.
Results of Operations
      The following table sets forth, for each fiscal year indicated, certain operating data as percentages:
Consolidated Statements of Income(1)

	Fiscal Year(2)

	2004	2003	2002

Systems sales	23.2%	32.8%	40.7%
Services, maintenance and support	56.4	52.0	50.8
Application-hosting services	20.4	15.2	8.5

Total revenues	100.0	100.0	100.0
Cost of sales	47.5	40.9	36.2
Selling, general and administrative(3)	29.0	24.7	26.0
Product research and development	16.2	16.0	16.3

Total operating expenses	92.7	81.6	78.5

Operating profit	7.3	18.4	21.5
Other income (expense), net	(6.5)	(14.0)	(13.8)
Income benefit (taxes)(4)	3.6	3.6	(.2)

Net earnings	4.4%	8.0%	7.5%

Cost of systems sales	78.6%	37.7%	24.3%

Cost of services, maintenance and support	39.0%	41.4%	43.0%

Cost of application-hosting services	35.3%	46.3%	53.0%

(1)	Because a significant percentage of the operating costs are expensed as incurred, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past operations nor are they necessarily indicative of the future operations of LanVision in the near or long-term. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

(2)	All references to a fiscal year refer to the fiscal year commencing on February 1 of that calendar year and ending on January 31 of the following year.

(3)	See comparison of fiscal year 2004 with 2003 and 2003 with 2002 — selling, general and administrative expenses for a description of 2004 and 2003 unusual or nonrecurring items.

(4)	See comparison of fiscal year 2004 with 2003 and 2003 with 2002 — provision for income taxes for a discussion of the tax benefit recorded in 2004 and 2003.
Comparison of fiscal year 2004 with 2003
      Revenues. Total revenues for fiscal year 2004 were $12,750,658 compared with revenues of $12,803,534 in fiscal year 2003, a decrease of $52,876. The decrease was primarily caused by a decrease of approximately: $1,900,000 in software licensing revenues, substantially all of which was due to our major reseller who sublicensed only one new system in fiscal 2004, offset by increases of approximately $656,500 in hardware revenues, $534,300 in services, maintenance and support revenues and $656,300 in application hosting revenues.

      Revenues from systems sales in fiscal year 2004 were $2,965,262, a decrease of $1,243,493 or 29% of systems sales in fiscal year 2003 primarily resulting from the decline in software licensing revenues as discussed above.
      Revenues from services, maintenance, and support in fiscal year 2004 were $7,186,304, an increase of $534,351 or 8% over fiscal year 2003. Professional services revenues in fiscal year 2004 were $1,966,742, an increase of $27,236, or 1% of the professional services revenues in fiscal year 2003. Maintenance and support revenues in fiscal year 2004 were $5,219,562, an increase of $507,115, or 11% over maintenance and support revenues in fiscal year 2003. The increase in maintenance and support revenues in fiscal year 2004 is primarily due to new installations and expansion of existing LanVision client systems, offset by some reductions in maintenance as some customers transitioned to non-LanVision systems.
      Revenues from application-hosting services were $2,599,092 an increase of $656,266, or 34% over fiscal year 2003. Approximately 30% of the increase was due to the addition of one new application-hosting services clients in the first quarter of fiscal year 2004, and 70% represented increased revenues from existing customers. Application-hosting services revenues at some locations were usage based and fluctuations in admissions, length of stay, return patient visits, etc. affect the system usage and the corresponding application-hosting services revenues.
      In fiscal year 2004, three customers accounted for 34% of the total revenues compared with 23% in fiscal year 2003, exclusive of our remarketing partners. Total revenues from Siemens were $451,255 in fiscal year 2004 compared with $631,359 in fiscal year 2003 and through IDX, $2,760,900 in fiscal year 2004 compared with $3,905,530 in fiscal 2003. Approximately 75% of fiscal year 2004 revenues came from fulfillment of backlog and add-on business, primarily expansion and upgrades of systems for LanVision’s existing and new clients, and 25% came from resellers, compared with 65% and 35%, respectively in fiscal year 2003.
      Cost of Sales. Cost of sales consists of cost of systems sales, cost of services, maintenance and support and cost of application-hosting services. Cost of systems sales includes amortization of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The cost of systems sales as a percentage of associated revenues in fiscal year 2004 and 2003 were 79% and 38%, respectively. The higher costs in 2004 reflect a significantly higher volume of hardware and third-party components, with lower margins. Cost of services, maintenance, and support includes salaries and benefits for support and professional services personnel and the cost of third-party maintenance contracts. Cost of services, maintenance and support as a percentage of services, maintenance and support revenues in 2004 and 2003 were 39% and 41%, respectively. The lower relative cost reflects greater efficiencies in providing the service. The cost of application-hosting services in 2004 and 2003 as a percentage of revenues was 35% and 46%, respectively, and represents primarily salaries and benefits, depreciation and the cost of the collocation high security application hosting data center. The decline in the relative cost percentage reflects higher revenues without a corresponding increase in costs as the operating costs are relatively fixed and additional clients do not require a corresponding large increase in operating costs.
      Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related costs, travel and living expenses, tradeshows, etc. for selling and marketing activities and general corporate and administrative activities. In fiscal year 2004, selling, general, and administrative expenses were $3,701,443 compared with $3,158,239 in fiscal year 2003. The year-to-year increase is primarily attributable to increased sales and marketing staff as the company expands its staff to respond to increasing inquiries and sales opportunities, additional expenses for tradeshows, marketing collateral and market costs associated with the re-branding of the company as “Streamline Health” to strengthen the focus on new market opportunities involving business process improvement via workflow automation technologies.
      Product Research and Development. Product research and development expenses in fiscal year 2004 were $2,061,207 compared with $2,053,901 in fiscal year 2003. During 2004, LanVision concentrated its development efforts primarily on its new patient financial services products and new workflow technologies. LanVision capitalized approximately $1,000,000 in software development expenditures in fiscal year 2004, compared with $800,000 in 2003.

      Operating Profit. Operating profit in fiscal year 2004 was $935,893 compared with $2,353,652 in fiscal year 2003. The $1,417,759 decrease, results primarily from a decrease of approximately $1,900,000 in software licensing revenues discussed above.
      Other Income (Expense). Interest income consists primarily of interest on cash balances. Interest expense in 2004, 2003 and 2002 is related primarily to interest on the unpaid balance of the 1998 long-term debt, additional interest on the unpaid long-term accrued interest payable relating to the 1998 long-term debt and capitalized leases. The decrease in the interest expense in 2004 results primarily from the repayment of the 1998 high interest rate long-term debt and the accrued and unpaid accrued interest relating thereto in July 2004 and replacing it with significantly lower cost debt. The interest expense on the 1998 long-term debt decreased approximately $1,035,000 in 2004 when compared to 2003. Interest on the replacement working capital debt was approximately $100,000.
      Provision for Income Taxes. LanVision is in a tax loss carry forward position. The tax loss carry forward approximates $29,000,000, which begins to expire in 2010. LanVision also has an Alternative Minimum Tax credit carry forward of approximately $48,000, which has an unlimited carry forward period. The income tax provision in fiscal year 2003, 2002 and 2001, related to the Alternative Minimum Tax provision, as all income could not be offset against the tax loss carry forward. In fiscal year 2004 and 2003, LanVision recorded a tax benefit in the amount of $420,000 and $558,000, respectively, as a result of a reduction in the valuation allowance on the deferred tax assets relating primarily to the tax loss carry forward based on future earnings before income tax projections.
      Net Earnings. Net earnings in fiscal year 2004 were $557,676 compared with net earnings of $1,019,166 in fiscal year 2003. The decline, results primarily from decreased software revenues and higher operating expenses, offset by lower interest expense for the year as a result of the repayment of the high interest rate debt in July 2004.
      Backlog. At January 31, 2005, LanVision has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based application-hosting revenues), which have not been delivered, installed and accepted which, if fully performed, would generate future revenues of approximately $2,913,000 compared with $2,862,000 at January 31, 2004. The related products and services are expected to be delivered over the next two to three years. In addition, customers contract for maintenance and support services on a monthly, quarterly, or annual basis. At January 31, 2005 LanVision had maintenance agreements, purchase orders or royalty reports from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $2,242,000, compared with $2,557,000 at January 31, 2004, through their respective renewal dates in fiscal year 2005 and 2006. The decline results from the discontinuation of maintenance support of two customers. In 2004, maintenance and support revenues approximated $5,220,000 compared with $4,712,000 in 2003 and are expected to increase in fiscal year 2005. At January 31, 2005, LanVision has entered into application-hosting agreements, which are expected to generate revenues in excess of $2,148,000 through their respective renewal dates in fiscal years 2005 and 2006. The application-hosting backlog is lower then the $3,450,000 in 2003 as the multi year agreements approach their renewal dates, the most significant of which is expected to renew during the first quarter of fiscal 2005.
      The IDX Remarketing Agreement, which was signed in January 2002, resulted in two signed agreements in fiscal year 2002, four signed agreements in 2003 and one signed agreement in 2004. Total IDX revenues for the three years amounted to approximately $9,177,000, or 23% of the total revenues for the last three fiscal years. LanVision relies on IDX for a significant amount of its revenues, the loss of which would have a material adverse affect on future results of operations.
      LanVision believes a greater percentage of its future revenues will come from remarketing agreements with, IDX, 3M and other HIS related vendors. LanVision continues to actively pursue remarketing agreements with other companies.
      LanVision believes the large HIS vendors, hospitals and integrated healthcare delivery networks now have a better understanding of the valuable role the EMR plays in providing a truly Computerized Patient

Record. As more healthcare providers become aware of and better understand the significant economic and operating benefits of the EMR and other imaging/ management and workflow applications, LanVision believes the future demand for its products and services will increase.
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
      Management believes that revenue growth can be fueled by: the expansion of our sales force and marketing efforts, the repositioning and re-branding of the company, an increase in incremental revenue from existing and new strategic distribution partners, an increase in interest by healthcare organizations in LanVision products and services to assist in compliance with the Federal HIPAA standards as they relate to the confidentiality and security of medical records, and incremental new revenues derived from new lines of business for LanVision in the remote coding, revenue cycle and other workflows for the hospital marketplace. The revenue cycle workflows are a logical extension of the product line because of the ability of the Financial Services departments of hospitals to access and process patient information from the EMR. Due to an acute shortage of available coding personnel, there currently exists a great demand for solutions to attract and retain qualified coders and to make the coding process more efficient.
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
      Revenues from services, maintenance, and support in fiscal year 2003 were $6,651,953, a decrease of $185,664 or 3%, compared with fiscal year 2002. Professional services revenues in fiscal year 2003 were $1,939,506, a decrease of $722,391, or 27%, compared with fiscal year 2002. The decrease was caused by lower utilization of existing staff in 2003 and fewer consulting engagements in 2003 compared with 2002. Maintenance and support revenues in fiscal year 2003 were $4,712,447, an increase of $536,727, or 13%, in fiscal year 2002. The increase in maintenance and support revenues in fiscal year 2003 is primarily the result of new installations by our remarketing partner IDX, and expansion, of existing LanVision client systems.
      Revenues from application-hosting services increased $797,470, or 69% to $1,942,826 when compared with $1,145,356 in 2002. The increase was primarily the result of a full year of revenue relating to the addition of two new application-hosting services clients in the third and fourth quarters of fiscal year 2002. Application-hosting services revenues are primarily subscription based.
      In fiscal year 2003, three customers accounted for 23% of the total revenues compared with 27% in fiscal year 2002, exclusive of our remarketing partners. Total revenues from Siemens were $631,359 in fiscal year 2003 compared with $1,300,126 in fiscal year 2002 which decline was offset by increased revenues from IDX that were $3,905,530 or 30% of total revenues, in fiscal year 2003 compared with $2,511,141 or 19% of total revenues in fiscal year 2002. Approximately 65% of fiscal year 2003 revenues came from fulfillment of backlog and add-on business, primarily expansion and upgrades of systems for LanVision’s existing and new clients, and 35% came from resellers, compared with 72% and 28%, respectively in fiscal year 2002.
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
      Provision for Income Taxes. LanVision is in a tax loss carry forward position. The tax loss carry forward approximates $29,000,000, which begins to expire in 2010. LanVision also has an Alternative Minimum Tax credit carry forward of approximately $48,000, which has an unlimited carry forward period. The income tax provision in fiscal year 2003, 2002 and 2001, related to the Alternative Minimum Tax provision, as all income could not be offset against the tax loss carry forward. In fiscal year 2004 and 2003, LanVision recorded a tax benefit in the amount of $420,000 and $558,000, respectively, as a result of a reduction in the valuation allowance on the deferred tax assets relating primarily to the tax loss carry forward based on future earnings before income tax projections.
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
      Since commencing operations in 1989, LanVision has incurred substantial cumulative operating losses. Although LanVision achieved operating profitability during the last five years, LanVision incurred net losses in most fiscal years prior to fiscal year 2000. Based upon the expenses associated with current and planned staffing levels, continued profitability is dependent upon increasing revenues. There can be no assurance that LanVision will be able to neither achieve consistent profitability on a quarterly or annual basis nor be able to sustain or increase its revenue growth in future periods and believes historical operating results may not be indicative of the future performance of LanVision in the near or long-term.
Liquidity and Capital Resources
      During the last seven fiscal years, LanVision has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, and a $6,000,000 1998 loan and $3,500,000 2004 loan. LanVision’s liquidity is dependent upon numerous factors to include: the timing and amount of revenues and collection of contractual amounts from customers, amounts invested in research and development, capital expenditures, and the level of operating expenses, all of which can vary significantly from quarter to quarter.
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
      LanVision has no significant obligations for capital resources, other than its $2,000,000 of long-term debt, the noncancelable operating leases of approximately $1,721,000, payable over the next six years and capitalized leases of approximately $173,000, payable over the next year. Capital expenditures for property and equipment in 2005 are not expected to exceed $500,000 (excluding leasehold improvements of which $326,000 was provided by the landlord as a lease incentive), of which $300,000 would be for the expansion of the data center, on an as needed basis, as new application-hosting customers are added.
      Over the last several years, LanVision’s revenues were less than its internal plans. However, during the same period, LanVision has expended significant amounts for capital expenditures, product research and development and support and consulting expenses and debt repayments. This resulted in significant net cash outlays over the last five years. Although LanVision reduced staffing levels and related expenses during the period 2001-2004, it was able to improve operating results in years 2001-2003 when compared to the period 1996-2000. However, the stringent expense controls and reduced staffing, caused by the necessity to retire the 1998 and 2004 long-term debt, hampered the growth of revenues during the last three years. Accordingly, to continue to achieve increasing revenues and profitability it is necessary for the company to significantly increase the sales and marketing expenses in fiscal 2005. The company believes that this strategic initiative to expand sales and marketing should produce improved results in late 2005 and beyond as the expanded sales and marketing efforts begin to produce results. However, there can be no assurance LanVision will be able to do so.

      At January 31, 2005 LanVision had cash of $4,181,073. Under the terms of its loan agreement, as amended, LanVision has agreed to maintain a minimum cash balance of $2,000,000 through the earlier of the repayment or maturity of the loan on July 31, 2007. The current loan can be repaid at any time without penalty.
      LanVision has carefully monitored operating expenses during the last five fiscal years. Notwithstanding the current levels of revenues and operating profit, for the foreseeable future, LanVision will need to continually assess its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require current lender approval. However, there can be no assurance LanVision will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse effect on future operating performance.
      LanVision believes that its present cash position, combined with cash generation anticipated from operations, which for the last three years combined has approximated $8,000,000, will be sufficient to meet anticipated cash requirements during fiscal year 2005.
      To date, inflation has not had a material impact on LanVision’s revenues or expenses.
      Net cash provided by operations in fiscal 2004 exceeded $3,000,000, up from approximately $2,000,000 in the prior two fiscal years primarily because of the collection of unbilled receivables in the current fiscal year. Cash was used in fiscal 2004 primarily for financing activities, primarily the repayment of debt. Future cash flow from operations is dependent upon revenues and the terms and conditions relating to the timing of payments of new agreements. In 2005, the Company intends to invest in additional operating expenses which will reduce the amount of cash flow from operations available for investing and financing activities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      LanVision currently invests its cash balances, in excess of its current needs in an interest bearing account. LanVision does not invest for the purposes of trading in securities; however, the portfolio of temporary investments, if any, is managed and invested for maximum return on the investments. Additionally, LanVision does not have any significant market risk exposure at January 31, 2005.

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE COVERED BY
REPORT OF INDEPENDENT AUDITORS
      All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
LanVision Systems, Inc.
      We have audited the accompanying consolidated balance sheets of LanVision Systems, Inc. as of January 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule of LanVision Systems, Inc. listed in item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LanVision Systems, Inc. at January 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.
Cincinnati, Ohio

March 4, 2005	/s/ Ernst & Young LLP

CONSOLIDATED BALANCE SHEETS

	January 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents (restricted by the long-term debt agreement)	$4,181,073	$6,227,236
Accounts receivable, net of allowance for doubtful accounts of $200,000 and $400,000, respectively	1,901,846	2,386,723
Contract receivables	1,404,364	2,972,356
Other, including deferred taxes of $309,000 at January 31, 2005	686,116	357,921

Total current assets	8,173,399	11,944,236
Property and equipment:
Computer equipment	1,501,796	2,588,749
Computer software	832,304	812,591
Office furniture, fixtures and equipment	537,137	1,166,377
Leasehold improvements	37,504	157,492

	2,908,741	4,725,209
Accumulated depreciation and amortization	(1,996,129)	(3,672,442)

	912,612	1,052,767
Capitalized software development costs, net of accumulated amortization of $3,233,228 and $2,600,228, respectively	2,056,701	1,689,701
Other, including deferred taxes of $669,000 and $558,000, respectively	850,523	603,750

	$11,993,235	$15,290,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$886,090	$637,222
Accrued compensation	276,292	265,095
Accrued other expenses	719,135	928,097
Deferred revenues	2,231,442	2,357,531
Current portion of capitalized leases	168,121	220,199
Current portion of long-term debt	—	1,000,000
Accrued interest on long-term debt	—	4,635,169

Total current liabilities	4,281,080	10,043,313
Capitalized leases	—	168,121
Long-term debt	2,000,000	—
Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,084,535 and 9,030,032 shares issued, respectively	90,845	90,300
Capital in excess of par value	35,002,961	34,928,047
Accumulated (deficit)	(29,381,651)	(29,939,327)

Total stockholders’ equity	5,712,155	5,079,020

	$11,993,235	$15,290,454

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year

	2004	2003	2002

Revenues:
Systems sales	$2,965,262	$4,208,755	$5,479,143
Services, maintenance and support	7,186,304	6,651,953	6,837,617
Application-hosting services	2,599,092	1,942,826	1,145,356

Total revenues	12,750,658	12,803,534	13,462,116
Operating expenses:
Cost of systems sales	2,331,176	1,584,955	1,329,795
Cost of services, maintenance and support	2,804,202	2,752,500	2,942,139
Cost of application-hosting services	916,737	900,287	607,244
Selling, general and administrative	3,701,443	3,158,239	3,499,915
Product research and development	2,061,207	2,053,901	2,195,315

Total operating expenses	11,814,765	10,449,882	10,574,408

Operating profit	935,893	2,353,652	2,887,708
Other income (expense):
Interest income	70,344	61,443	109,397
Interest expense	(904,314)	(1,852,926)	(1,961,092)

Earnings before income taxes	101,923	562,169	1,036,013
Income tax benefit (provision)	455,753	456,997	(24,000)

Net earnings	$557,676	$1,019,166	$1,012,013

Basic net earnings per common share	$.06	$.11	$.11

Number of shares used in basic per common share computation	9,067,816	8,996,734	8,933,931

Diluted net earnings per common share	$.06	$.11	$.11

Number of shares used in diluted per common share computation	9,233,320	9,207,241	9,197,519

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

	Convertible		Capital in		Total
	redeemable	Common	excess of	Accumulated	stockholders’
	preferred stock	stock	par value	(deficit)	equity

Balances at January 31, 2002	$—	$89,139	$34,787,849	$(31,970,506)	$2,906,482
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	451	47,790	—	48,241
Net earnings	—	—	—	1,012,013	1,012,013

Balances at January 31, 2003	—	89,590	34,835,639	(30,958,493)	3,966,736
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	710	92,408	—	93,118
Net earnings	—	—	—	1,019,166	1,019,166

Balances at January 31, 2004	—	90,300	34,928,047	(29,939,327)	5,079,020
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	545	74,914		75,459
Net earnings	—	—	—	557,676	557,676

Balances at January 31, 2005	$—	$90,845	$35,002,961	$(29,381,651)	$5,712,155

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year

	2004	2003	2002

Operating activities:
Net earnings	$557,676	$1,019,166	$1,012,013
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,147,149	1,034,499	783,806
Net deferred income taxes	(420,000)	(558,000)	—
Change in allowance for doubtful accounts	(200,000)	—	—
Increase in long-term accrued interest	—	1,501,800	893,571
Cash provided by (used for) assets and liabilities:
Accounts, contract and installment receivables	2,052,869	(351,377)	(1,545,921)
Other assets	(18,371)	(31,741)	74,595
Accounts payable	248,868	(84,180)	490,831
Accrued expenses	(197,769)	(507,623)	(60,239)
Deferred revenues	(126,089)	137,148	849,183

Net cash provided by operating activities	3,244,333	2,159,692	2,497,839

Investing activities:
Purchases of property and equipment	(374,818)	(323,319)	(573,344)
Capitalization of software development costs	(999,996)	(800,000)	(600,000)
Other	(135,773)	61,566	64,200

Net cash (used for) investing activities	(1,510,587)	(1,061,753)	(1,109,144)

Financing activities:
Proceeds from issuance of long-term debt	3,500,000	—
Repayment of long-term debt	(2,500,000)	(2,000,000)	(2,000,000)
Repayment of long-term accrued interest	(4,635,169)	—
Payment of capitalized leases	(220,199)	(206,051)	(59,759)
Exercise of stock options and stock purchase plan	75,459	93,118	48,241

Net cash (used for) financing activities	(3,779,909)	(2,112,933)	(2,011,518)

Decrease in cash and cash equivalents	(2,046,163)	(1,014,994)	(622,823)
Cash and cash equivalents at beginning of year	6,227,236	7,242,230	7,865,053

Cash and cash equivalents at end of year	$4,181,073	$6,227,236	$7,242,230

Supplemental cash flow disclosures:
Interest paid	$5,517,465	$307,177	$1,023,572

Income taxes paid	$49,615	$70,830	$15,000

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
      LanVision Systems, Inc. (the Company) operates in one segment as a provider of Healthcare Information Technology through the licensing of its Electronic Medical Record, Patient Financial Services and other Workflow software applications and the use of such applications through its application-hosting services as an Application Service Provider. LanVision’s products enable hospitals and integrated healthcare delivery systems in the United States to capture, store, manage, route, retrieve, and process vast amounts of patient clinical, financial and other healthcare provider information.
Fiscal Year
      All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following year.
Consolidation
      The consolidated financial statements include the accounts of LanVision Systems, Inc. and its subsidiary, LanVision, Inc. All significant intercompany transactions are eliminated.
Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the fourth quarter of fiscal year 2004, LanVision recorded a $300,000 favorable change in the estimate for the allowance for doubtful accounts and miscellaneous reserves. In the fourth quarter of fiscal year 2003, LanVision recorded a $290,000 favorable change in the estimate for certain franchise tax liabilities as a result of the tax authority audit of certain prior year’s tax returns.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Cash and Cash Equivalents
      Cash and cash equivalents include demand deposits, overnight deposits, and short-term commercial paper. The long-term debt agreement (See Note 3) requires LanVision to maintain a minimum cash balance of $2,000,000 through the earlier of the repayment or maturity of the loan in July, 2007.
Receivables
      Accounts and contract receivables are comprised of amounts owed LanVision for licensed software, professional services, including maintenance services and application-hosting activities and are net of an allowance for doubtful accounts of $200,000 at January 31, 2005 and $400,000 at January 31, 2004. Contracts with individual customers and resellers determine when receivables are due. In determining the allowance for doubtful accounts, each unpaid receivable is reviewed quarterly with the appropriate LanVision Client Manager to determine the payment status based upon the most currently available information as to the status of the receivables, the customer comments, if any, and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by LanVision to resolve open issues related to unpaid receivables. During these quarterly reviews, LanVision determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its customers or resellers to make required payments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
comparable terms. A change in suppliers, however, could cause a delay in system implementations and a possible loss of revenues, which could adversely affect operating results.
Other Current Assets
      Other current assets are primarily: prepaid insurance, commissions, maintenance, deposits, deferred Federal income tax assets relating to the net operating loss carryforward and prepaid expenses related to future revenues.
Property and Equipment
      Property and equipment are stated at cost. Depreciation is computed using the straight-line depreciation, over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Computer equipment and software	2-4 years
Office equipment	5 years
Office furniture and fixtures	7 years
Leasehold improvements	Life of lease
      Depreciation expense for 2004, 2003 and 2002 was $514,149, $534,499 and $383,806, respectively.
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
Capitalized Software Development Costs
      Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. LanVision capitalized $999,996, $800,000 and $600,000 in 2004, 2003 and 2002, respectively.
      Research and development expense, net of capitalized amounts, was $2,061,207, $2,053,901 and $2,195,315 in 2004, 2003 and 2002, respectively.
      Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense was $633,000, $500,000 and $400,000 in 2004, 2003 and 2002, respectively.
Other non-current assets
      Other non-current assets at January 31, 2005 consist primarily of deferred tax assets relating to the net operating loss carry forwards (See Note 4).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accrued Other Expenses
      Accrued other expenses at January 31, 2005 and 2004 include warranty reserves, accrued franchise and property taxes, professional fees and other similar liabilities.
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
Stock Options
      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of financial accounting and reporting for stock-based compensation plans. LanVision elected to continue to account for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, has adopted the disclosure only provisions of Statement 123. At January 31, 2005 LanVision had three stock-based compensation plans, which are more fully disclosed in Note 7 of the Notes to Consolidated Financial Statements. No stock-based compensation cost is reflected in the net earnings, as all options granted under the plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant. The table below illustrates the effect on net earnings and earnings per share as if LanVision had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, to stock-based employee compensation.
      The company is requires to adopt the revised standards of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation, effective the third quarter of fiscal year 2005. At the present time the company has not determined the impact on future earnings.
      Pro forma information regarding the net earnings and net earnings per common share is required by the current Statement 123, and has been determined as if LanVision had accounted for its stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal year 2004 risk-free interest rate of 4.25%, and 2003 risk-free interest rate of 2.50%; a dividend yield of zero percent; a volatility factor of the expected market price of LanVision’s Common Stock of .864 in 2004 and .916 in 2003, and a weighted average expected life of the options of five years. No options were granted in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Fiscal Year

	2004	2003	2002

Net earnings, as reported	$557,676	$1,019,166	$1,012,013
Deduct: Total stock based compensation expense determined under the fair value based method for all awards, net of related tax effects	(66,503)	(26,691)	(24,408)

Pro forma net earnings	$491,173	$992,475	$987,605

Earnings per share:
Basic — as reported	$.06	$.11	$.11

Basic — pro forma	$.06	$.11	$.11

Diluted — as reported	$.06	$.11	$.11

Diluted — pro forma	$.06	$.10	$.11

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is the calculation of the basic and diluted net earnings per share of common stock.

	Fiscal Year

	2004	2003	2002

Net earnings	$557,676	$1,019,166	$1,012,013

Average shares outstanding used in basic per common share computations	9,067,816	8,996,734	8,933,931
Stock options:
Total options	287,352	404,049	456,826
Assumed treasury stock buyback	(121,848)	(193,542)	(193,238)
Warrants assumed converted	—	—	—
Convertible redeemable preferred stock assumed converted	—	—	—

Number of average shares used in diluted per common share computation	9,233,320	9,207,241	9,197,519

Basic net earnings per share of common stock	$.06	$.11	$.11

Diluted net earnings per share of common stock	$.06	$.11	$.11

      The diluted earnings per share for the fiscal year 2004, exclude the effect of 249,589 outstanding Stock Options and the 750,000 Warrants because the inclusion would be antidilutive.
      The diluted earnings per share for the fiscal year 2003, exclude the effect of 141,928 outstanding Stock Options and the 750,000 Warrants because the inclusion would be antidilutive.
      The diluted earnings per share for the fiscal year 2002, exclude the effect of 98,452 outstanding Stock Options and the 750,000 Warrants because the inclusion would be antidilutive.
      LanVision rents office and data center space and equipment under noncancelable operating leases that expire at various times through fiscal year 2006. Future minimum lease payments under noncancelable operating leases for the next five fiscal years are as follows: 2005, $259,380; 2006, $320,589; 2007, $323,268; 2008, $315,486; 2009, $337,209 each year. Rent expense was $252,664, $229,275 and $178,189 for fiscal years 2004, 2003 and 2002, respectively.

3.	Long-term Debt and Capitalized Leases
      In July 2004, the LanVision entered into a new three year working capital term loan agreement. The long-term debt of $2,000,000 is secured by all of the assets of LanVision and the loan agreement restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, etc. without lender consent. The loan is repayable in two remaining annual installments, which are due and payable of not less than $833,333 by July 30, 2006 and $1,166,667 by July 30, 2007 and interest is payable quarterly, at the bank prime rate plus 2% (at year end 7.5%). In addition, LanVision is required to meet certain financial covenants, including; minimum level of tangible net worth, fixed charge coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation and amortization. Also, LanVision has agreed to maintain a minimum cash balance of $2,000,000 through the earlier of the repayment or maturity of the loan on July 31, 2007. LanVision complied with all of the provisions of its loan agreements during the period except for the Funded Indebtedness to EBITDA ratio of not greater than 1.50. At October 31, 2004 the ratio was 1.58 and the lender has granted a waiver of the requirement through the fiscal year end.
      In 1998, LanVision issued a $6,000,000 note. In connection with the issuance of the note, LanVision issued Warrants to purchase 750,000 shares of Common Stock of LanVision at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      LanVision believes the fair market value of the long-term debt approximates the carrying value based on the term, interest rate and maturity that LanVision believes is currently available to it.
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
      The following is an analysis of the assets under capital lease at the fiscal year end:

	2004	2004

Computer equipment	$372,705	$372,705
Software	196,799	196,799
Other	84,626	84,626

Total	654,130	654,130
Accumulated depreciation	(405,705)	(249,179)

	$248,425	$404,951

      Total depreciation and amortization expense on assets under capital leases was $156,525 in 2004, $181,895 in 2003 and $67,284 in 2002.
      Total obligations under capital leases are as follows: $168,121 in 2005. The total obligations of the minimum lease payments, less the amount representing interest of $5,112 is reflected in the balance sheet as a current obligation of $168,121.

4.	Income Taxes
      In 2004, 2003 and 2002, LanVision was subject to Alternative Minimum Taxes.
      The income tax benefit (provision) for income taxes differs from the Federal statutory rate as follows:

	Fiscal Year

	2004	2003	2002

Federal tax (expense) benefit at
Statutory rate	$(35,673)	$(196,759)	$(360,360)
Current state and local taxes, Net of Federal benefit	16,549	(50,642)	—
Change in valuation allowance	(1,341,759)	2,195,324	697,153
Non-deductible interest	1,797,251	(525,630)	(312,750)
Net operating loss carry forward adjustment	—	(888,822)	—
Other	19,385	(76,474)	(48,043)

	$455,753	$456,997	$(24,000)

      During fiscal year 2003, LanVision determined that a portion of the Federal net operating loss carry forward would not be recognized totaling $2,058,394 ($888,822 tax-benefit). An adjustment of $888,822 was required to record the net operating loss carry forward deferred tax asset to the appropriate amount. As the net operating loss carry forward had a full valuation allowance recorded in the prior year, there was no impact on the Consolidated Statement of Income in 2003 resulting from this adjustment; however, the adjustment is a component of the 2003 effective tax rate reconciliation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      LanVision provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences are as follows:

	Fiscal Year

	2004	2003	2002

Temporary items:
Net operating loss carry forwards	$10,274,019	$8,464,023	$9,819,757
Accounts payable and accrued liabilities	392,993	419,708	677,401
Property and equipment	—	9,243	2,356
Other	48,008	58,301	89,084

	10,715,020	8,951,275	10,588,598
Less valuation allowance	(9,735,034)	(8,393,275)	(10,588,598)

Net deferred tax assets	979,986	558,000	—
Deferred tax liabilities:
Equipment	(1,986)	—	—

Net deferred tax asset	$978,000	$558,000	$—

      In all fiscal years prior to 2003, LanVision established a full valuation allowance against all of the deferred tax assets. As of January 31, 2005, LanVision reduced the valuation allowance for the deferred tax assets primarily related to the carry forward by $978,000 based upon reasonable future earnings before income tax projections. A valuation allowance of $9,735,034 is still required to reduce the deferred tax assets, primarily relating to loss carry forwards, to a level currently believed will be utilized to offset future earnings before income taxes based upon the current backlog and forecasts over the next two years. The valuation allowance is required due to the inability to predict on a longer term basis that LanVision will “more likely than not” attain levels of profitability required to utilize additional loss carry forwards.
      At January 31, 2005, LanVision had a net operating loss carry forward of approximately $29,000,000, which begins to expire in 2010. LanVision also has an Alternative Minimum Tax credit carry forward of approximately $48,000, which has an unlimited carry forward period. Certain changes in stock ownership can result in a limitation on the amount of net operating loss carry forward that can be utilized each year.

5.	Retirement Plan
      LanVision has established a 401(k) retirement plan that covers substantially all employees. Company contributions to the plan may be made at the discretion of the Board of Directors. To date, no Company contributions have been made to the plan.

6.	Major Customers
      During fiscal year 2004, three customers, exclusive of our remarketing partners, accounted for 13%, 13%, and 7% of total revenues. During fiscal year 2003, three customers, exclusive of our remarketing partners, accounted for 12%, 6%, and 5% of total revenues. During fiscal year 2002, three customers, exclusive of our remarketing partners, accounted for 12%, 8%, and 8% of total revenues. At January 31, 2005 and 2004, 40% and 38%, respectively, of LanVision’s accounts receivable were due from three customers excluding remarketing partners. At January 31, 2005 and 2004 approximately, 30% and 34%, respectively, of LanVision’s accounts receivables were due from remarketing partners.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Stock Option Plans
      LanVision’s Employee Stock Option Plan authorizes the grant of options to employees for up to 825,000 shares of LanVision’s Common Stock. The options granted have terms of ten years or less and generally vest and become fully exercisable ratably over three years of continuous employment from the date of grant. At January 31, 2005, options to purchase 481,942 shares of LanVision’s Common Stock have been granted and are outstanding under the Plan.
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
      A summary of LanVision’s stock option activity and related information is as follows:

	Fiscal Year

	2004		2003		2002

		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Options	price	Options	price	Options	price

Outstanding — beginning of year	545,977	$2.90	555,278	$2.80	577,276	$2.73
Granted	30,000	2.67	47,500	2.05	—	—
Exercised	(33,035)	1.20	(52,967)	1.11	(21,998)	.90
Forfeited	(6,000)	1.21	(3,834)	—	—

Outstanding — end of year	536,942	3.01	545,977	2.90	555,278	2.80

Exercisable — end of year	475,275	$3.10	495,146	$3.00	426,429	$3.36

Weighted average fair value of options granted during year	$1.87		$1.72		$—

      The following table summarizes the options as of January 31, 2005:

Options
		Weighted average		Approximate
Outstanding	Exercisable	exercise price		remaining life in years

536,942	475,275	$3.10	(1)	4

(1)	The exercise prices range from $0.53 to $14.50, of which 62,275 shares are between $10.40 and $14.50 per share, 38,500 shares are between $4.75 and $7.38 per share, 291,500 shares are between $1.37 and $2.87 per share and 144,667 shares are between $0.53 and $0.88 per share.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      During fiscal year 2004, 21,468 shares were purchased at the price of $1.66 per share; 2003, 18,061 shares were purchased at the price of $1.68 per share; and in 2002, 23,059 shares were purchased at the price of $1.23 per share.
      The purchase price at June 30, 2005, will be 85% of the lower of (a) the closing price on July 1, 2004 ($2.81) or (b) 85% of the closing price on June 30, 2005.

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
Reserved Common Stock
      LanVision has reserved 1,181,525 shares of the Common Stock authorized for issuance in connection with various Stock Option and Employee Stock Purchase Plans, and 750,000 shares for the Warrants issued in connection with the 1998 long-term debt.
Litigation
      There are, from time to time, claims pending against LanVision and its subsidiary. Based on a review of such litigation with legal counsel, LanVision believes any resulting liability would not have a material affect on LanVision’s consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Quarterly Results of Operations (Unaudited)
      The following sets forth selected quarterly financial information for fiscal years 2004, 2003, and 2002.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2004

	(In thousands, except per share data)
Revenues	$2,642	$2,558	$2,538	$5,012	$12,750
Gross profit	1,385	1,385	1,416	2,512	6,698
Operating (loss) profit (g)	(42)	(84)	(118)	1,180	936
Net (loss) earnings (f)(g)	(421)	(462)	(156)	1,597	558
Basic net (loss) earnings per share (a)	(.05)	(.05)	(.02)	.18	.06
Diluted net (loss) earnings per share (a)	(.05)	(.05)	(.02)	.17	.06
Weighted average shares outstanding	9,036	9,068	9,082	9,084	9,068

Stock Price (b)
High	$4.30	$3.42	$3.85	$3.20	$4.30
Low	$2.55	$2.38	$2.50	$2.46	$2.38
Quarter and year-end close	$2.83	$2.65	$2.97	$3.07	$3.07
Cash dividends declared (c)	$—	$—	$—	$—	$—

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2003

Revenues	$2,620	$2,966	$3,667	$3,550	$12,803
Gross profit	1,279	1,642	2,409	2,236	7,566
Operating (loss) profit (d)	(248)	646	985	970	2,353
Net (loss) earnings (e)	(676)	213	482	1,000	1,019
Basic & diluted net (loss) earnings per share (a)	(.07)	.02	.05	.11	.11
Weighted average shares outstanding	8,964	8,991	9,011	9,019	8,997

Stock Price (b)
High	$3.80	$2.57	$2.68	$4.49	$4.49
Low	$2.10	$1.77	$1.82	$2.06	$1.77
Quarter and year-end close	$2.43	$1.95	$2.63	$3.08	$3.08
Cash dividends declared (c)	$—	$—	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2002

Revenues	$3,033	$3,272	$3,209	$3,948	$13,4622
Gross profit	1,882	2,099	2,092	2,509	8,582
Operating profit	531	650	752	955	2,888
Net earnings	98	202	252	460	1,012
Basic & diluted net earnings per share (a)	.01	.02	.03	.05	.11
Weighted average shares outstanding	8,914	8,928	8,945	8,948	8,934

Stock Price (b)
High	$4.65	$4.05	$3.21	$3.74	$4.65
Low	$2.50	$1.51	$1.70	$2.20	$1.51
Quarter and year-end close	$2.88	$2.15	$2.61	$2.92	$2.92
Cash dividends declared (c)	$—	$—	$—	$—	$—

(a)	Quarterly amounts may not be additive.

(b)	Obtained from The Nasdaq Stock Market, Inc.

(c)	LanVision has not paid a dividend on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

(d)	Includes: in the fourth quarter, a $290,000 favorable change in estimate for certain franchise tax liabilities and in the second quarter, a $230,000 reimbursement of certain legal fees upon settlement.

(e)	Includes, in the fourth quarter, a $558,000 favorable change in a reduction of the valuation allowance for deferred tax assets.

(f)	Includes, in the fourth quarter, a $420,000 favorable change in a reduction of the valuation allowance for deferred tax assets.

(g)	Includes: in the fourth quarter, a $300,000 favorable change in estimate for doubtful accounts and other reserves.

Schedule II
Valuation and Qualifying Accounts and Reserves
LanVision Systems, Inc.
For the three years ended January 31, 2005

		Additions

	Balance at	Charged to	Charged to
	Beginning	costs and	Other			Balance at
Description	of Period	Expenses	Accounts	Deductions		End of Period

	(In thousands)
Year ended January 31, 2005:
Allowance for doubtful accounts	$400	$—	$—	$(200	)(1)	$200
Warranty reserve	250	—	—	—		250
Year ended January 31, 2004:
Allowance for doubtful accounts	400	—	—	—		400
Warranty reserve	250	—	—	—		250
Year ended January 31, 2003:
Allowance for doubtful accounts	400	—	—	—		400
Warranty reserve	250	—	—	—		250

(1)	Represents change in the estimate for the allowance for doubtful accounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
      No change in LanVision’s auditors has taken place within the twenty-four months prior to, or in any period subsequent to, LanVision’s January 31, 2005 Financial Statements.
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
      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of LanVision’s senior management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of LanVision’s disclosure controls and procedures. Based on that evaluation, LanVision’s management, including the Chief Executive and Chief Financial Officer, concluded that LanVision’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no material changes in LanVision’s internal control or in the other controls during the quarter ended January 31, 2005 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.

Item 9B     Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information regarding Directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference from LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 25, 2005 from the information appearing under the captions “Election of Directors”, “Stock Ownership by Certain Beneficial Owners and Management”, and “Compliance with Section 16(a) of the Exchange Act”. Certain information regarding LanVision’s Executive Officers is set forth in Part I, Item 4 of this Form 10-K under the caption “Executive Officers of the Registrant.”
      The information regarding the Audit Committee Financial Expert required by Items 401(h) of Regulation S-K is incorporated herein by reference from LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 25, 2005 from the information appearing under the caption “Board of Directors Meetings and Committees.”
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
      The information regarding Executive Compensation and Director Compensation required by Item 402 of Regulation S-K is incorporated herein by reference from LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 25, 2005 from the information appearing under the captions “Executive Compensation”, “Proposal 1 — Election of Directors — Director Compensation” except that the information required by Item 306, Item 402(k) and (l) of Regulation S-K which appears within such caption under the subheading “Compensation Committee Report”, “Audit Committee Report” and the caption “Stock Performance Graph” and set forth in LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 25, 2005 is specifically not incorporated herein by reference into this Form 10-K or into any other filing by LanVision under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12.	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information regarding Security Ownership of LanVision’s Common Stock by certain beneficial owners and management required by Item 403 of Regulation S-K is incorporated herein by reference from LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 25, 2005 from the information appearing under the caption “Stock Ownership by Certain Beneficial Owners and Management”.

Item 13.	Certain Relationships and Related Transactions
      The information regarding certain relationships and related transactions required by Item 404 of Regulation S-K is incorporated herein by reference from LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 25, 2005 from the information appearing under the caption “Certain Relationships and Related Transactions”.

Item 14.	Principal Accountant Fees and Services
      The following table sets forth the aggregate fees for the Company for the fiscal years 2004 and 2003 for audit and other services provided by LanVision’s accounting firm, Ernst & Young LLP.

	2004	2003

Audit Fees	$97,900	$90,700
Audit-Related Fees	10,000	5,000
Tax Fees	35,000	47,000
All Other Fees	—	—

Total Fees	$142,900	$142,700

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
PART IV

Item 15.	Exhibits and Financial Statement Schedules
Financial Statements
      (a)1. The financial statements listed in ITEM 8 in the Index to Consolidated Financial Statements on page 31 are filed as part of this report.
      (a)2. The Financial Statement Schedule on page 49 is filed as part of this report.
      (b). Exhibits
      See Index to Exhibits on page 53 of this report.
      The exhibits are filed with or incorporated by reference in this report.

SIGNATURES
      Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LanVision Systems, Inc.

By:	/s/ William A. Geers

William A. Geers
Chief Operating Officer
Date: April 8, 2005
      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ J. Brian Patsy J. Brian Patsy	Chief Executive Officer And Director (Principal Executive Officer)	April 8, 2005

/s/ George E. Castrucci George E. Castrucci	Director	April 8, 2005

/s/ Z. David Patterson Z. David Patterson	Director	April 8, 2005

/s/ Richard C. Levy Richard C. Levy, M.D.	Director	April 8, 2005

/s/ Paul W. Bridge, Jr. Paul W. Bridge, Jr.	Chief Financial Officer (Principal Accounting Officer)	April 8, 2005

INDEX TO EXHIBITS
Exhibits

Exhibit No.		Description of Exhibit

3.1		Certificate of Incorporation of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
3.2		Bylaws of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
3.3		Certificate of the Designations, Powers, Preferences and Rights of the Convertible Preferred Stock (Par Value $.01 Per Share) of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
4.1		Specimen Common Stock Certificate of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
4.2		Specimen Preferred Stock Certificate of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
4.3		Term Note, and associated documents, dated July 30, 2004, between LanVision, Inc. (a wholly owned subsidiary of the Registrant) and the Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s Form 8-K as filed with the commission on August 3, 2004.)
10	.1#	LanVision Systems, Inc. 1996 Employee Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10	.2(a)#	LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10	.2(b)#	First Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 4.1(b) of, the Registrant’s Registration Statement on Form S-8, file number 333-20765, as filed with the Commission on January 31, 1997.)
10	.2(c)#	Second Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, Amendment No. 1 to the Registrant’s Statement on Form S-8, file number 333-20765, as filed with the Commission on March 1, 2001.)
10	.3#	LanVision Systems, Inc. 1996 Employee Stock Purchase Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10	.4#	George E. Castrucci Option Agreement. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 4.1 of the Registrant’s Form S-8, file number 333-20763, as filed with the Commission on January 31, 1997.)
10	.5#	Employment Agreement between LanVision, Inc. and Donald E. Vick effective December 3, 1996. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.5 of the Registrant’s Form 10-K for the fiscal year ended January 31, 2002, as filed with the commission on April 29, 2002.)
10	.6#	Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Paul W. Bridge, Jr., effective February 1, 2004 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 10-Q for the fiscal quarter ended July 31, 2004, as filed with the commission on September 10, 2004.)

Exhibit No.		Description of Exhibit

10	.7#	Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and J. Brian Patsy effective February 1, 2003 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.7 of the Registrant’s Form 10-K for the fiscal year ended January 31, 2004, as filed with the commission on April 8, 2004.)
10	.7(a)#	Amendment No. 1 dated January 27, 2005 to the Employment Agreement among J. Brian Patsy, LanVision Systems, Inc. and LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 8-K dated January 27, 2005 as filed with the commission on February 1, 2005.)
10	.8(a)#	Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and William A. Geers effective February 1, 2004 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.2 of the Registrant’s Form 8-K, as filed with the commission on December 9, 2004.)
10	.8(b)#	Amendment No. 1 dated December 8, 2004 to the Employment Agreement among William A. Geers, LanVision Systems, Inc. and LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.3 of the Registrant’s Form 8-K, as filed with the commission on December 9, 2004.)
10	.9(a)	Stock Purchase and Shareholder Agreement among LanVision, Inc., Blue Chip Capital Fund Limited Partnership, J. Brian Patsy and Eric S. Lombardo dated December 1, 1994. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10	.9(b)	Amendment No. 1 to Stock Purchase and Shareholder Agreement among Blue Chip Capital Fund Limited Partnership, LanVision, Inc., J. Brian Patsy, Eric S. Lombardo and LanVision Systems, Inc. dated February 8, 1996. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10.10		Consent by Blue Chip Capital Fund Limited Partnership dated February 8, 1996. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10	.11(a)	Lease for office space between LanVision, Inc. (a wholly owned subsidiary) and The Western and Southern Life Insurance Company dated July 30, 2004 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 10-Q for the fiscal quarter ended July 31, 2004, as filed with the commission on September 10, 2004.)
10	.11(b)	Registrant’s Guarantee of Lease Agreement between LanVision, Inc. and The Western and Southern Life Insurance Company (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 10-Q for the fiscal quarter ended July 31, 2004, as filed with the commission on September 10, 2004.)
10	.11(c)***	First Amendment to Lease and Acceptance of Delivery to the Lease for office space between LanVision, Inc. (a wholly owned subsidiary) and The Western and Southern Life Insurance Company, effective January 31, 2005.
10	.12(a)**	Reseller Agreement between IDX Information Systems Corporation and LanVision, Inc. entered into on January 30, 2002. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.11 of the Registrant’s Form 10-K for the fiscal year ended January 31, 2002, as filed with the commission on April 29, 2002.)
10	.12(b)	First amendment to the Reseller Agreement between IDX Information Systems Corporation and LanVision, Inc. entered into on January 30, 2002 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s Form 10-Q for the quarter ended April 30, 2002, as filed with the commission on June 4, 2002.)
10.13		Form of Indemnification Agreement for all directors and officers. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10	.14#***	Schedule of Directors Compensation

Exhibit No.		Description of Exhibit

11	.1***	Statement Regarding Computation of Per Share Earnings
14.1		Code of Ethics (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 14.1 of the Registrant’s Form 10-K for the fiscal year ended January 31, 2004, as filed with the commission on April 8, 2004.)
21	.1***	Subsidiaries of the Registrant
23	.1***	Consent of Independent Auditors
31	.1***	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2***	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1***	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2***	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	The Company has applied for Confidential Treatment of portions of this agreement with the Securities and Exchange Commission

***	Included herein

#	Management Contracts and Compensatory Arrangements.