Form 10-Q
period 2005-04-30
LANVISION SYSTEMS INC
filed 2005-06-02
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

                                       or

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

                         10200 Alliance Road, Suite 200
                           Cincinnati, Ohio 45242-4716
               (Address of principal executive offices) (Zip Code)

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

      Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of June 1, 2005: 9,108,535.

                                TABLE OF CONTENTS

                                                                                                      Page
Part I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements...........................................     3

             Condensed Consolidated Balance Sheets at April 30, 2005 and January 31, 2005..........     3

             Condensed Consolidated Statements of Operations for the three months ended
             April 30, 2005 and 2004...............................................................     5

             Condensed Consolidated Statements of Cash Flows for the three months ended
             April 30, 2005 and 2004...............................................................     6

             Notes to Condensed Consolidated Financial Statements..................................     7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations............................................................................    11

Item 4.      Controls and Procedures...............................................................    21

Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings.....................................................................    21

Item 3.      Defaults on Senior Securities.........................................................    21

Item 4.      Submission of Matters to a Vote of Security Holders...................................    21

Item 6.      Exhibits and Reports on Form 8-K......................................................    22

             Signatures............................................................................    23

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                           (Unaudited)         (Audited)
                                                                            April 30,         January 31,
                                                                               2005               2005
                                                                          --------------     --------------
Current assets:
    Cash (restricted by long - term debt agreement)                       $    2,818,347     $    4,181,073
    Accounts receivable, net of allowance for doubtful
        accounts of $200,000, respectively                                     2,643,943          1,901,846
    Contract receivables                                                       1,240,979          1,404,364
    Prepaid expenses                                                             414,559            377,116
    Deferred tax asset                                                           309,000            309,000
                                                                          --------------     --------------
          Total current assets                                                 7,426,828          8,173,399

Property and equipment:
    Computer equipment                                                         1,627,491          1,501,796
    Computer software                                                            865,985            832,304
    Office furniture, fixtures and equipment                                     702,387            537,137
    Leasehold improvements                                                       509,767             37,504
                                                                          --------------     --------------
                                                                               3,705,630          2,908,741
    Accumulated depreciation and amortization                                 (2,153,803)        (1,996,129)
                                                                          --------------     --------------
                                                                               1,551,827            912,612
Capitalized software development costs, net of accumulated
  amortization of $3,433,229 and $3,233,228, respectively                      2,156,700          2,056,701
Other, including deferred taxes                                                  701,091            850,523
                                                                          --------------     --------------
                                                                          $   11,836,446     $   11,993,235
                                                                          ==============     ==============

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      Liabilities and Stockholders' Equity

                                                                             (Unaudited)         (Audited)
                                                                              April 30,          January 31,
                                                                                2005                2005
                                                                           ---------------     --------------
Current liabilities:
  Accounts payable                                                         $       523,456     $      886,090
  Accrued compensation                                                             342,382            276,292
  Accrued other expenses                                                           710,602            719,135
  Deferred revenues                                                              2,452,096          2,231,442
  Current portion of capitalized leases                                            110,745            168,121
                                                                           ---------------     --------------
        Total current liabilities                                                4,139,281          4,281,080

Long-term debt                                                                   2,000,000          2,000,000
Non-current lease incentives                                                       251,909                  -

Stockholders' equity:
  Convertible redeemable preferred stock, $.01 par value per share
    5,000,000 shares authorized                                                          -                  -
  Common stock, $.01 par value per share, 25,000,000 shares
    authorized, 9,093,535 and 9,084,539 shares issued, respectively                 90,935             90,845
  Capital in excess of par value                                                35,012,491         35,002,961
  Accumulated (deficit)                                                        (29,658,170)       (29,381,651)
                                                                           ---------------     --------------
        Total stockholders' equity                                               5,445,256          5,712,155
                                                                           ---------------     --------------
                                                                           $    11,836,446     $   11,993,235
                                                                           ===============     ==============

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three Months Ended April 30,

                                   (Unaudited)

                                                                     Three Months Ended
                                                                ----------------------------
                                                                    2005            2004
                                                                -------------  -------------
Revenues:
    Systems sales                                               $     140,804  $     286,883
    Services, maintenance and support                               1,799,024      1,721,658
    Application-hosting services                                      757,045        633,014
                                                                -------------  -------------
        Total revenues                                              2,696,873      2,641,555

Operating expenses:
    Cost of systems sales                                             280,187        358,912
    Cost of services, maintenance and support                         761,364        680,245
    Cost of application-hosting services                              250,902        216,648
    Selling, general and administrative                             1,056,881        913,468
    Product research and development                                  601,657        513,999
                                                                -------------  -------------
        Total operating expenses                                    2,950,991      2,683,272
                                                                -------------  -------------
Operating (loss)                                                     (254,118)       (41,717)

Other income (expense):
    Interest income                                                    17,794         24,102
    Interest expense                                                  (40,195)      (403,449)
                                                                -------------  -------------
(Loss) before income taxes                                           (276,519)      (421,064)
    Income tax provision (benefit)                                          -              -
                                                                -------------  -------------
Net (loss)                                                      $    (276,519) $    (421,064)
                                                                =============  =============

Basic net (loss) per common share                               $        (.03) $        (.05)
                                                                =============  =============
Diluted net (loss) per common share                             $        (.03) $        (.05)
                                                                =============  =============
Number of shares used in per common share computations:
    Basic                                                           9,087,164      9,035,897
                                                                =============  =============
    Diluted                                                         9,087,164      9,035,897
                                                                =============  =============

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Three Months Ended April 30,

                                   (Unaudited)

                                                                                   2005            2004
                                                                              --------------   -------------
Operating activities:
Net (loss)                                                                    $     (276,519)  $    (421,064)
Adjustments to reconcile net (loss) to net cash
  (used for) operating activities:
     Depreciation and amortization                                                   357,675         289,165
     (Decrease) on long-term accrued interest                                              -      (1,143,993)

Cash (used for) provided by assets and liabilities:
     Accounts and contract receivables                                              (578,712)      1,673,670
     Other current assets                                                            (37,443)          6,007
     Accounts payable and accrued expenses                                          (364,350)       (575,736)
     Deferred revenues                                                               220,654        (666,785)
                                                                              --------------   -------------
Net cash (used for) operating activities                                            (678,695)       (838,736)
                                                                              --------------   -------------

Investing activities:
Purchases of property and equipment                                                 (470,889)        (89,645)
Long-term lease incentive                                                            (14,818)              -
Capitalization of software development costs                                        (300,000)       (249,999)
Other                                                                                149,432         (20,550)
                                                                              --------------   -------------
Net cash (used for) investing activities                                            (635,275)       (360,194)
                                                                              --------------   -------------

Financing activities:
Repayment of long-term debt                                                                -        (500,000)
Payment of capitalized leases                                                        (57,376)        (53,686)
Exercise of stock options                                                              9,620          36,541
                                                                              --------------   -------------
Net cash (used for) financing activities                                             (47,756)       (517,145)
                                                                              ==============   =============

(Decrease) in cash                                                                (1,362,726)     (1,716,075)
Cash at beginning of period                                                        4,181,073       6,227,236
                                                                              --------------   -------------
Cash at end of period                                                         $    2,818,347   $   4,511,161
                                                                              ==============   =============

Supplemental cash flow disclosures:
    Income taxes paid ( refund )                                              $       (4,882)  $     105,570
                                                                              ==============   =============
    Interest paid                                                             $       40,598   $   1,536,788
                                                                              ==============   =============
    Leasehold improvements (included in property and
   equipment) paid for by the landlord as a lease inducement                  $      326,000   $           -
                                                                              ==============   =============

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by LanVision Systems, Inc. ("LanVision or the Company") without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2006.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is presented beginning on page 37 of its fiscal year 2004 Annual Report to Stockholders on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during fiscal year 2005.

Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The decrease in cash during the quarter results primarily from the increased expenses associated with additional personnel, capital expenditures associated with the new offices required to accommodate the Company's expansion plans, increased accounts receivable and the reduction in accounts payable during the quarter.

The increase in accounts receivable is due to the invoicing, during the first quarter of contracts receivable with deferred payment provisions, and an increase in past due accounts.

The decrease in contract receivables is due to the invoicing, during the first quarter, of receivables with deferred payment provisions.

Prepaid expenses consist of software and hardware awaiting installation (related to unrecognized revenue) and prepaid expenses, including commissions.

The increase in property and equipment, is primarily the result of the an increase in leasehold improvements resulting from the Company moving to new leased facilities in February, and the acquisition of additional equipment to accommodate the expanding staff.

Other non-current assets consist primarily of the deferred federal income tax assets relating to the net operating loss carry forward.

The decrease in accounts payable results primarily from the payment during the quarter of invoices received in January and paid after the fiscal year end.

The increase in accrued compensation results primarily from the increase in the accrual for first quarter bonuses payable under the employee bonus plans because of additional personnel and an increase in the bonus pay out as a result of achieving certain financial results in the first quarter of the current fiscal year which financial results were not achieved and the financial results portion of the bonus was not paid in the comparable prior quarter.

The increase in deferred revenues results primarily from an increase in prepaid maintenance fees.

Note 4 - STOCK OPTIONS

During the first three months of the current fiscal year, the Company granted 10,000 stock options under all Stock Option Plans. During the same period, no options were forfeited and 9,000 options were exercised under all plans during the quarter.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of financial accounting and reporting for stock-based compensation plans. LanVision elected to continue to account for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, has adopted the disclosure only provisions of Statement 123. At April 30, 2005, LanVision had three stock-based compensation plans, which are more fully disclosed in Note 7 of the Notes to Consolidated Financial Statements in the Form 10-K for the Fiscal year ended January 31, 2005. No stock-based compensation cost is reflected in the net income, as all options granted under the plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if LanVision had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, to stock-based employee compensation.

Three months ended April 30,                                2005           2004
                                                        ------------    ----------
Net (loss), as reported                                 $   (276,519)   $ (421,064)
Deduct: Total stock based compensation
expense determined under the fair value based
method for all awards, net of related tax
effects                                                       11,390             -
                                                        ------------    ----------
Pro forma net (loss)                                    $   (287,909)   $ (421,064)
                                                        ============    ==========

Earnings per share:

     Basic - as reported                                $      (0.03)   $    (0.05)
                                                        ============    ==========
     Basic - pro forma                                  $      (0.03)   $    (0.05)
                                                        ============    ==========

     Diluted - as reported                              $      (0.03)   $    (0.05)
                                                        ============    ==========
     Diluted - pro forma                                $      (0.03)   $    (0.05)
                                                        ============    ==========

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect current market conditions and prior experience.

Note 5 - EARNINGS PER SHARE

The basic (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.

The 2005 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options), as the inclusion thereof would be antidilutive. The Company had approximately 537,942 option shares outstanding at April 30, 2005 that were not included in the diluted net (loss) per share calculation as the inclusion thereof would be antidilutive.

The 2004 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options), as the inclusion thereof would be antidilutive. The Company had approximately 535,754 option shares outstanding at April 30, 2004 that were not included in the diluted net (loss) per share calculation as the inclusion thereof would be antidilutive.

In December 2004, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No, 123 (revised 2004) - Share-Based Payment. The statement establishes new accounting standards for entities which exchange equity instruments (e.g. stock options, restricted stock, stock appreciation rights, employee stock purchase plans etc.) for goods or services. Based upon an initial review of the standard, the Company does not believe the impact will be material with respect to previously issued, outstanding and unvested stock options and can not predict with any reasonable certainty the impact, of future equity awards, if any are awarded, that may be granted by the Board of Directors because the financial statement impact is determined based upon a number of factors including the number of grants awarded.

Note 6 - CONTRACTUAL OBLIGATIONS

The following table details the remaining obligations, by fiscal year, as of the end of the quarter for the capitalized leases, long-term debt, other commitments and the operating leases.

                            Total          2005           2006            2007           2008          2009
                         ------------  ------------  -------------   --------------  ------------  -----------
Capitalized leases       $    113,260  $    113,260  $           -   $            -  $          -  $         -
Long-term debt              2,000,000             -        833,333        1,166,667             -            -
Other commitments              25,000        25,000              -                -             -            -
Operating leases            1,500,260       201,226        323,089          323,268       315,468      337,209
                         ------------  ------------  -------------   --------------  ------------  -----------
             Total       $  3,638,520  $    339,486  $   1,156,422   $    1,489,935  $    315,468  $   337,209
                         ============  ============  =============   ==============  ============  ===========

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

Long-term Debt

In July 2004, LanVision entered into a new three year working capital term loan agreement. The long-term debt of $2,000,000 is secured by all of the assets of LanVision and the loan agreement restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, etc. without lender consent. The loan is repayable in two installments, which are due and payable of not less than $833,333 by July 30, 2006 and $1,166,667 by July 30, 2007 and interest is payable quarterly, at the bank's prime rate plus 2% (currently 8.0%). In addition, LanVision is required to meet certain financial covenants, including; minimum level of tangible net worth, fixed charge coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation and amortization. Also, LanVision has agreed to maintain a minimum cash balance of $2,000,000 through the earlier of the repayment or maturity of the loan on July 31, 2007. LanVision complied with all of the provisions of its loan agreements during the period.

In 1998, LanVision issued a $6,000,000 note which was repaid in full in July, 2004. In connection with the issuance of the note, LanVision issued Warrants to purchase 750,000 shares of Common Stock of LanVision at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.

Warranties and Indemnities

LanVision provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, LanVision's estimated warranty liability might need to be increased. LanVision bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions, which may be required to be granted to a customer, which result from performance issues. LanVision's ASPeN application-hosting services guarantees specific "up-time" and "response time" performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. LanVision's standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of LanVision's operation of its business or any negligent act or omission of LanVision. To date, LanVision has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. At April 30, 2005 and January 31, 2005, LanVision had a warranty reserve in the amount of $250,000. Each contract is reviewed quarterly with the appropriate LanVision Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

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

RESULTS OF OPERATIONS

GENERAL

LanVision is a healthcare information technology company doing business as "Streamline Health(TM)", which is focused on solutions that improve document-centric information flows and complement and enhance existing transaction-centric healthcare information systems. The Company's workflow and document management solutions bridge the gap between current, predominantly paper-based processes and transaction-based healthcare information systems by 1) electronically capturing document-centric information from disparate sources, 2) electronically directing that information through vital business processes, and
3) providing access to the information to authenticated users (such as physicians, nurses, administrative and financial personnel and payers) across the continuum of care.

The Company's workflow-based products and services offer solutions to specific healthcare business processes within the revenue cycle, such as remote coding, abstracting and chart completion, remote physician order processing, pre-admission registration scanning, insurance verification, denial management, secondary billing services, explanation of benefits processing and release of information processing, as well as the Supply Chain Management and Human Resources departments of the healthcare enterprise.

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

LanVision offers its own document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, LanVision's applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services, Supply Chain Management and Human Resources departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, LanVision has integrated its products with selected systems from Siemens Medical Solutions Health Services Corporation (Siemens), and Cerner Corporation and IDX Information Systems Corporation (IDX) applications. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Electronic Medical Record. LanVision's systems deliver on-line enterprisewide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.

LanVision operates in one segment as a provider of health information technology solutions that streamline document-centric information flows.

Historically, LanVision has derived most of its revenues from systems sales, recurring application-hosting subscriptions services, recurring maintenance fees and professional services involving the licensing, either directly or through remarketing partners, of its Medical Record Workflow and Revenue Cycle Management solutions to Integrated Healthcare Delivery

Networks (IDN). In a typical transaction, LanVision, or its remarketing partners, enter into a perpetual license or fee-for-service subscription agreement for LanVision's software application suite and may license or sell other third-party software and hardware components to the IDN. Additionally, LanVision, provides professional services, including implementation, training, and product support.

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

ASPeN services was designed to overcome obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for Healthcare Information Systems ("HIS") personnel to implement new systems. LanVision believes that IDN's and smaller healthcare providers are looking for this type of ASP application because of the ease of implementation and lower entry-level costs. LanVision believes its business model is especially well suited for the medium to small acute care facility marketplace as well as the ambulatory marketplace and is actively pursuing remarketing agreements, in addition to those discussed below, with other HIS and staff outsourcing providers to distribute LanVision's workflow solutions.

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

LanVision has entered into third party agreements to market, remarket or refer business to LanVision, including: a five year Reseller Agreement, signed in January 2002, with IDX Information Systems Corporation. Under the terms of the agreement, IDX was granted a non-exclusive worldwide license to distribute all LanVision workflow software including accessANYware(TM), codingANYware(TM), and ASPeN application-hosting services to IDX customers and prospective customers, as defined in the Remarketing Agreement. LanVision has also signed a Marketing and Referral Agreement with the 3M Health Information Systems, a division of Minnesota Mining & Manufacturing Co., whereby 3M Health Information Systems and LanVision entered into a referral marketing agreement for its product codingANYware.

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

Revenues from maintenance services do not fluctuate significantly from quarter to quarter, but have been increasing as the number of customers increase. Revenues from ASP application-hosting services operations are expected to increase over time, as more hospitals outsource services to LanVision's ASPeN ASP Division, its partners begin to utilize the software, and existing customers increase the volume of documents stored on the systems, and the number of retrievals increase.

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

REVENUES

Revenues for the first fiscal quarter ended April 30, 2005, were $2,696,873, compared with $2,641,555 reported in the comparable quarter of 2004. The increase was primarily a result increased revenues from application-hosting services (as three new clients were added) and service, maintenance and support revenues, which were offset, to some extent, by the decline in system sales when compared to the comparable prior quarter. Traditionally, the first two quarters are the most challenging because of the seasonality of software licensing revenues, which the Company has experienced in the past, with a greater portion of the annual revenues recorded in later two quarters.

OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period-to-period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the first quarter of fiscal 2005 and 2004 were 199% and 125%, respectively. The higher percentage of cost of sales reflects the higher amortization of capitalized software development costs relative to lower software sales and lower hardware revenues and their associated cost during the current period when compared to the comparable prior period.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 42% and 39% for the first quarter of fiscal 2005 and 2004, respectively. The increase cost percentage results from increased expenses during the quarter exceeding the increase in revenues. The Company's support margins are highest on LanVision's proprietary software. Accordingly, margins improve as more customers are added.

Cost of Application-hosting services

The cost of application-hosting services operations remained approximately the same for 2005 when compared to 2004, as the cost of providing these services is relatively fixed. As a percentage of application-hosting revenues, the cost of application-hosting was 33% and 34% for the first quarter of fiscal 2005 and 2004, respectively. The decline in the cost percentage reflects the higher revenues from existing and new clients without a corresponding increase in operating costs.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the first quarter of fiscal 2005, Selling, General and Administrative expenses increased when compared with the comparable prior quarter primarily because of increased salary cost related to normal pay raises, increased personnel, increased bonus accruals, and increased advertising and similar marketing costs, offset by a $25,000 reduction in certain expense accruals no longer considered necessary.

Product Research and Development

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the first quarter, research and development expenses increased by $143,413 compared with the comparable prior quarter. The increase results primarily from increased recruiting fees for new or replacement personnel, training and increased bonus accruals, offset by a $50,000 increase in capitalized software. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, approximately $300,000 and $250,000 of product research and development costs in the first quarter of fiscal 2005 and 2004, respectively.

Operating (loss)

The operating (loss) for the first quarter of fiscal 2005 was ($254,118) compared with an operating (loss) of ($41,717) in the first quarter of fiscal 2004. The increase in the operating (loss) is the result of the increased operating expenses, primarily selling, general and administrative and product research and development as noted above.

Interest income consists primarily of interest on invested cash. The decrease in interest income results from decreased average cash balances.

Interest expense relates primarily to the long-term debt and includes the interest expense on the capitalized leases. The decrease results from the repayment, in July 2004, of the high interest rate debt and replacing it with a smaller loan with a more conventional rate.

Net (loss)

The net (loss) for the first quarter of fiscal 2005 was ($276,519) ($.03 per share) compared with a net (loss) of ($421,064) ($.05 per share) in the first quarter of fiscal 2004. This decrease is primarily the result of lower interest expense in the current period when compared to the comparable prior period when the high interest rate debt was still outstanding.

Notwithstanding the less than anticipated number of new customer agreements signed in the first quarter, management continues to believe that the healthcare document imaging and workflow market is going to be a significant market. Management believes it has made, and continues to make, significant investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth.

Since commencing operations in 1989, the Company has incurred operating losses. Although the Company achieved profitability in fiscal years 1992, 1993, and 2000 through 2004, the Company incurred a net (loss) in fiscal years 1994 through 1999. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.

LIQUIDITY AND CAPITAL RESOURCES

During the last seven fiscal years, LanVision has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, and a $6,000,000 1998 loan and $3,500,000 2004 loan. LanVision's liquidity is dependent upon numerous factors including: the timing and amount of revenues and collection of contractual amounts from customers, amounts invested in research and development, capital expenditures, and the level of operating expenses, all of which can vary significantly from quarter-to-quarter.

LanVision's customers typically have been well-established hospitals or medical facilities or major HIS companies that resell LanVision' products which have good credit histories and payments have usually been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Accordingly, some customers are not current in the payment of their invoices to the Company.

Based on past experience, the past due accounts do not represent an unreasonable risk and the Company believes they will be paid. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments.

LanVision has no significant obligations for capital resources, other than as noted in note 6 to the financial statements included herein. Capital expenditures for property and equipment in 2005 are not expected to exceed $1,000,000 (including leasehold improvements of which $326,000 was provided by the landlord as a lease incentive).

Over the last several years, LanVision's revenues were less than its internal plans. However, during the same period, LanVision has expended significant amounts for capital expenditures, product research and development, support and consulting expenses and debt repayments. This resulted in significant net cash outlays over the last five years. Although LanVision reduced staffing levels and related expenses during the period 2001 - 2004, it was able to improve operating results in years 2001 - 2003 when compared to the period 1996 - 2000. However, the stringent expense controls and reduced staffing, caused by the necessity to retire the 1998 long-term debt, hampered the growth of revenues during the last three years. Accordingly, to continue to achieve increasing revenues and profitability, it is necessary for the Company to significantly increase sales and marketing expenses in fiscal 2005. The Company believes that this strategic initiative to expand sales and marketing should produce improved results in late 2005 and beyond as the expanded sales and marketing efforts begin to produce results. However, there can be no assurance LanVision will be able to do so.

At April 30, 2005, LanVision had cash of $2,818,347. Under the terms of its loan agreement, as amended, LanVision has agreed to maintain a minimum cash balance of $2,000,000 through the earlier of the repayment or maturity of the loan on July 31, 2007. The current loan can be repaid at any time without penalty.

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

LanVision believes that its present cash position, combined with cash generation anticipated from operations, will be sufficient to meet anticipated cash requirements during fiscal year 2005.

To date, inflation has not had a material impact on LanVision's revenues or expenses.

Net cash provided by operations in fiscal 2004 exceeded $3,000,000, up from approximately $2,000,000 in the prior two fiscal years primarily because of the collection of unbilled receivables in 2004. Cash was used in fiscal 2004 primarily for financing activities, primarily the repayment of debt. Future cash flow from operations is dependent upon revenues and the terms and conditions relating to the timing of payments of new agreements. In 2005, the Company intends to invest in additional operating expenses which will reduce the amount of cash flow from operations available for investing and financing activities.

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

At April 30, 2005, LanVision has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services) which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of approximately $2,800,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, LanVision has entered into application-hosting agreements, which are expected to generate revenues in excess of $6,700,000, through their respective renewal dates in fiscal 2006 through 2007.

LanVision's master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2004, 2003 and 2002 were approximately $5,220,000, $4,712,000 and $4,176,000, respectively. Maintenance and support revenues are expected to increase in 2005. At April 30, 2005, LanVision had maintenance agreements, purchase orders or royalty reports from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $1,400,000, through their respective renewal dates in fiscal 2005 and 2006.

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

Item 4. Controls and Procedures

LanVision maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in LanVision's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to LanVision's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e) of The Securities and Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

LanVision is, from time-to-time, a party to various legal proceedings and claims, which arise, in the ordinary course of business. LanVision is not aware of any legal matters that will have a material adverse effect on LanVision's consolidated results of operations or consolidated financial position.

Item 3. DEFAULTS ON SENIOR SECURITIES

The Company is not in default under its existing Loan Agreement.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders held on May 25, 2005, the following members were elected to the Board of Directors:

                                    Votes For        Votes Withheld
                                    ---------        --------------
Jonathan R. Phillips                6,630,269          2,256,560
Richard C. Levy, M.D.               6,631,619          2,255,210
Edward J. VonderBrink               6,629,699          2,257,130
J. Brian Patsy                      6,624,413          2,262,416

      At the Annual Meeting of Stockholders held on May 25, 2005, the stockholders approved (by a vote of 4,076,693 for, 2,317,663 against and 7,675 withheld) the 2005 Incentive Compensation Plan.

Item 6. EXHIBITS

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

      31.1 Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as Amended

      31.2 Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as Amended

      32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(*) Incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LANVISION SYSTEMS, INC.

DATE: June 2, 2005                     By: /s/ WILLIAM A. GEERS
                                           -------------------------------------
                                           William A. Geers
                                           Chief Operating Officer

DATE: June 2, 2005                     By: /s/ PAUL W. BRIDGE, JR.
                                           -------------------------------------
                                           Paul W. Bridge, Jr.
                                           Chief Financial Officer and Treasurer

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