Form 10-Q
period 2005-07-31
LANVISION SYSTEMS INC
filed 2005-09-07
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

                                       or

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

                                 (513) 794-7100
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

     Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of August 31, 2005: 9,120,541.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements...................     4

           Condensed Consolidated Balance Sheets at July 31, 2005 and
           January 31, 2005..............................................     4

           Condensed Consolidated Statements of Operations for the three
           and six months ended July 31, 2005 and 2004...................     6

           Condensed Consolidated Statements of Cash Flows for the six
           months ended July 31, 2005 and 2004...........................     7

           Notes to Condensed Consolidated Financial Statements..........     8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    13

Item 4.    Controls and Procedures.......................................    24

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings.............................................    24

Item 3.    Defaults on Senior Securities.................................    25

Item 6.    Exhibits and Reports on Form 8-K..............................    25

           Signatures....................................................    26

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)    (Audited)
                                                               July 31,    January 31,
                                                                 2005          2005
                                                             -----------   -----------
                          Assets

Current assets:
   Cash (restricted by long-term debt agreement)             $ 4,167,521   $ 4,181,073
   Accounts receivable, net of allowance for doubtful
      accounts of $200,000, respectively                       1,577,285     1,901,846
   Contract receivables                                        1,396,192     1,404,364
   Prepaid expenses                                              479,297       377,116
   Deferred tax asset                                            309,000       309,000
                                                             -----------   -----------
      Total current assets                                     7,929,295     8,173,399

Property and equipment:
   Computer equipment                                          1,732,431     1,501,796
   Computer software                                             938,232       832,304
   Office furniture, fixtures and equipment                      726,215       537,137
   Leasehold improvements                                        520,322        37,504
                                                             -----------   -----------
                                                               3,917,200     2,908,741
   Accumulated depreciation and amortization                  (2,319,303)   (1,996,129)
                                                             -----------   -----------
                                                               1,597,897       912,612
Capitalized software development costs, net of accumulated
   amortization of $3,633,230 and $3,233,228, respectively     2,256,699     2,056,701
Other, including deferred taxes                                  708,241       850,523
                                                             -----------   -----------
                                                             $12,492,132   $11,993,235
                                                             ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)     (Audited)
                                                                           July 31,     January 31,
                                                                            2005           2005
                                                                        ------------   ------------
                 Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                     $    858,934   $    886,090
   Accrued compensation                                                      409,801        276,292
   Accrued other expenses                                                    742,323        719,135
   Deferred revenues                                                       2,191,968      2,231,442
   Long-term debt, current portion                                         1,000,000             --
   Current portion of capitalized leases                                      52,406        168,121
                                                                        ------------   ------------
      Total current liabilities                                            5,255,432      4,281,080

Long-term debt, non-current portion                                        1,000,000      2,000,000
Non-current lease incentives                                                 237,091             --
Stockholders' equity:
   Convertible redeemable preferred stock, $.01 par value per share
      5,000,000 shares authorized                                                 --             --
   Common stock, $.01 par value per share, 25,000,000 shares
      authorized, 9,120,541 and 9,084,535 shares issued, respectively         91,205         90,845
   Capital in excess of par value                                         35,047,305     35,002,961
   Accumulated (deficit)                                                 (29,138,901)   (29,381,651)
                                                                        ------------   ------------
      Total stockholders' equity                                           5,999,609      5,712,155
                                                                        ------------   ------------
                                                                        $ 12,492,132   $ 11,993,235
                                                                        ============   ============

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       Three and Six Months Ended July 31,

                                   (Unaudited)

                                                                Three Months               Six Months
                                                          -----------------------   -----------------------
                                                             2005         2004         2005         2004
                                                          ----------   ----------   ----------   ----------
Revenues:
   Systems sales                                          $1,571,893   $  165,467   $1,712,697   $  452,350
   Services, maintenance and support                       1,753,322    1,755,512    3,552,346    3,477,170
   Application-hosting services                              740,516      637,316    1,497,561    1,270,330
                                                          ----------   ----------   ----------   ----------
      Total revenues                                       4,065,731    2,558,295    6,762,604    5,199,850

Operating expenses:
   Cost of systems sales                                     666,753      241,238      946,940      600,150
   Cost of services, maintenance and support                 742,634      711,236    1,503,998    1,391,481
   Cost of application-hosting services                      237,793      221,147      488,695      437,795
   Selling, general and administrative                     1,291,927      924,805    2,348,808    1,838,273
   Product research and development                          579,428      543,791    1,181,085    1,057,790
                                                          ----------   ----------   ----------   ----------
      Total operating expenses                             3,518,535    2,642,217    6,469,526    5,325,489
                                                          ----------   ----------   ----------   ----------
Operating income (loss)                                      547,196      (83,922)     293,078     (125,639)

Other income (expense):
   Interest income                                            20,097       15,091       37,891       39,194
   Interest expense                                          (31,024)    (393,497)     (71,219)    (796,946)
                                                          ----------   ----------   ----------   ----------
Earnings (loss) before taxes                                 536,269     (462,328)     259,750     (883,391)
   Income taxes                                              (17,000)          --      (17,000)          --
                                                          ----------   ----------   ----------   ----------
Net earnings (loss)                                       $  519,269   $ (462,328)  $  242,750   $ (883,391)
                                                          ==========   ==========   ==========   ==========
Basic net earnings (loss) per common share                $     0.06   $    (0.05)  $     0.03   $    (0.10)
                                                          ==========   ==========   ==========   ==========
Diluted net earnings (loss) per common share
                                                          $     0.06   $    (0.05)  $     0.03   $    (0.10)
                                                          ==========   ==========   ==========   ==========
Number of shares used in per common share computations:
   Basic                                                   9,108,146    9,067,700    9,097,564    9,051,973
                                                          ==========   ==========   ==========   ==========
   Diluted                                                 9,286,607    9,067,700    9,306,761    9,051,973
                                                          ==========   ==========   ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Six Months Ended July 31,

                                   (Unaudited)

                                                                     2005          2004
                                                                 -----------   -----------
Operating activities:
Net earnings (loss)                                              $   242,750   $  (883,391)
Adjustments to reconcile net earnings (loss) to net cash
   Provided by (used for) operating activities:
      Depreciation and amortization                                  723,176       585,127

Cash (used for) provided by assets and liabilities:
      Accounts and contract receivables                              332,733     2,495,933
      Other current assets                                          (102,181)      (66,442)
      Accounts payable and accrued expenses                          129,541      (656,406)
      Deferred revenues                                              (39,474)     (255,157)
                                                                 -----------   -----------
Net cash provided by operating activities                          1,286,545     1,219,664
                                                                 -----------   -----------
Investing activities:
Purchases of property and equipment                                 (682,459)     (207,701)
Long-term lease incentive                                            (88,909)           --
Capitalization of software development costs                        (600,000)     (499,998)
Other                                                                142,282       (29,286)
                                                                 -----------   -----------
Net cash (used for) investing activities                          (1,229,086)     (736,985)
                                                                 -----------   -----------
Financing activities:
Proceeds from issuance of long-term debt                                  --     3,500,000
Repayment of long-term debt                                               --    (1,000,000)
Payment of long-tern accrued interest                                     --    (4,635,169)
Payment of capitalized leases                                       (115,715)     (108,270)
Exercise of stock options and employee stock purchase plan            44,704        72,179
                                                                 -----------   -----------
Net cash (used for) financing activities                             (71,011)   (2,171,260)
                                                                 ===========   ===========
(Decrease) in cash                                                   (13,552)   (1,688,581)
Cash at beginning of period                                        4,181,073     6,227,236
                                                                 -----------   -----------
Cash at end of period                                            $ 4,167,521   $ 4,538,655
                                                                 ===========   ===========
Supplemental cash flow disclosures:
   Income taxes paid ( refund )                                  $   (27,874)  $   105,570
                                                                 ===========   ===========
   Interest paid                                                 $    42,233   $ 5,411,785
                                                                 ===========   ===========
   Leasehold improvements (included in property and equipment)
      paid for by the landlord as a lease inducement             $   326,000   $        --
                                                                 ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by LanVision Systems, Inc. ("LanVision or the Company") without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three and six months ended July 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2006.

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

Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The decrease in cash during the quarter results primarily from the increased expenses associated with additional personnel and capital expenditures associated with the new offices required to accommodate the Company's expansion plans, during the quarter and the first six months.

The decrease in accounts and contract receivables is due to timing of contractual billings and subsequent collections thereof.

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

The increase in accrued compensation results primarily from the increase in the accrual for quarterly and annual bonuses payable under the employee bonus plans because of additional personnel and an increase in the bonus pay out as a result of achieving certain financial results in the current quarter of the current fiscal year which financial results were not achieved and the financial results portion of the bonus was not paid in the comparable prior quarter.

Note 4 - STOCK OPTIONS

During the first six months of the current fiscal year, the Company granted 50,000 stock options under all Plans. During the same period, 25,000 options were forfeited and 24,000 options were exercised under all plans during the first six months.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of financial accounting and reporting for stock-based compensation plans. LanVision elected to continue to account for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, has adopted the disclosure only provisions of Statement 123. At July 31, 2005, LanVision had two stock-based compensation plans, the 1996 Employees Stock Purchase Plan, which is more fully disclosed in
Note 8 of the Notes to Consolidated Financial Statements in the Form 10-K for the Fiscal year ended January 31, 2005 and the 2005 Incentive Compensation Plan, which is more fully disclosed in the Form 8-K with the report date of May 25, 2005. No stock-based compensation cost is reflected in the Statements of Operations, as the Employee Stock Purchase Plan is considered a non-compensatory plan and all stock options granted had exercise prices equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if LanVision had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, to stock-based employee compensation.

                                              2005        2004
                                            --------   ---------
Three months ended July 31,
Net earnings (loss), as reported            $519,269   $(462,328)
Deduct: Total  stock based  compensation
   expense  determined  under the fair
   value based method for all awards, net
   of related tax effects                    (15,108)    (16,052)
                                            --------   ---------
Pro forma net earnings (loss)               $504,161   $(478,380)
                                            ========   =========
Earnings (loss) per share:
   Basic - as reported                      $   0.06   $   (0.05)
                                            ========   =========
   Basic - pro forma                        $   0.06   $   (0.05)
                                            ========   =========
   Diluted - as reported                    $   0.06   $   (0.05)
                                            ========   =========
   Diluted - pro forma                      $   0.05   $   (0.05)
                                            ========   =========

                                              2005        2004
                                            --------   ---------
Six months ended July 31,
Net earnings (loss), as reported            $242,750   $(883,391)
                                            --------   ---------
Deduct: Total  stock based  compensation
   expense  determined  under the fair
   value based method for all awards, net
   of related tax effects                    (26,498)    (31,125)
                                            --------   ---------
Pro forma net earnings (loss)               $216,252   $(914,516)
                                            ========   =========
Earnings (loss) per share:
   Basic - as reported                      $   0.03   $   (0.10)
                                            ========   =========
   Basic - pro forma                        $   0.02   $   (0.10)
                                            ========   =========
   Diluted - as reported                    $   0.03   $   (0.10)
                                            ========   =========
   Diluted - pro forma                      $   0.02   $   (0.10)
                                            ========   =========

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect current market conditions and prior experience.

Note 5 - Tax Provision

The current quarter tax provision is primarily state income taxes and federal Alternative Minimum Taxes, after utilization of net operating carryforwards.

Note 6 - EARNINGS PER SHARE

The basic earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.

The 2005 diluted net earnings per common share calculation, is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of the common stock equivalents (stock options and the employee stock purchase plan) of 178,461 shares in the second quarter and 209,197 shares in the first six months of 2005. The Company had approximately 100,775 option shares outstanding at July 31, 2005 that were not included in the diluted net earnings per share calculations as the inclusion thereof would be antidilutive.

The 2004 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options), as the inclusion thereof would be antidilutive. The Company had approximately 525,000 option shares outstanding at July 31, 2004 that were not included in the diluted net (loss) per share calculation as the inclusion thereof would be antidilutive.

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

                        Total       2005        2006         2007        2008       2009
                     ----------   --------   ----------   ----------   --------   --------
Capitalized leases   $   53,286   $ 53,286   $       --   $       --   $     --   $     --
Long-term debt        2,000,000         --    1,000,000    1,000,000         --         --
Other commitments        25,000     25,000           --           --         --         --
Operating leases      1,650,534    208,118      390,103      359,601    350,228    342,484
                     ----------   --------   ----------   ----------   --------   --------
   Total             $3,728,820   $286,404   $1,390,103   $1,359,601   $350,228   $342,484
                     ==========   ========   ==========   ==========   ========   ========

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

Long-term Debt

In July 2004, LanVision entered into a new three year working capital term loan agreement, as amended in June 2005. The long-term debt of $2,000,000 is secured by all of the assets of LanVision and the loan agreement restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, etc. without lender consent. The loan is repayable in two installments, which are due and payable of not less than $1,000,000 by July 30, 2006 and $1,000,000 by July 30, 2007 and interest is payable quarterly, at the bank's prime rate (currently 6.50%). In addition, LanVision was previously required to meet certain financial covenants, including; minimum level of tangible net worth, fixed charge coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation and amortization. However, the lender has waived compliance with these covenants and has verbally agreed to revise the current loan agreement to remove the aforementioned financial covenants. Also, LanVision has agreed to maintain a minimum cash balance of $2,000,000 through the earlier of the repayment or maturity of the loan on July 31, 2007.

In 1998, LanVision issued a $6,000,000 note which was repaid in full in July, 2004. In connection with the issuance of the note, LanVision issued Warrants to purchase 750,000 shares of Common Stock of LanVision at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.

Warranties and Indemnities

LanVision provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, LanVision's estimated warranty liability might need to be increased. LanVision bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions, which may be required to be granted to a customer, which result from performance issues. LanVision's ASPeN(SM) application-hosting services guarantees specific "up-time" and "response time" performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. LanVision's standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of LanVision's operation of its business or any negligent act or omission of LanVision. To date, LanVision has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. At July 31, 2005 and January 31, 2005, LanVision had a warranty reserve in the amount of $250,000. Each contract is reviewed quarterly with the appropriate LanVision Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

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

Federal and state laws regulate the confidentiality of patient records and the circumstances under which such records may be released. These regulations govern both the disclosure and use of confidential patient health information. Regulations governing electronic health data privacy are evolving and may have an impact on the Company. The Company believes that the features and architecture of LanVision's products are such that it currently supports or should be able to make the necessary modifications to its products, if required, to ensure support of evolving regulations.

The Securities and Exchange Commission and Federal law, specifically the Sarbanes-Oxley Act, will impose on the Company additional compliance starting in fiscal year 2006. The Company has undertaken a project to ensure compliance, but is unable, at this time, to determine the cost and extent of the changes required to comply. To date the expenses related to this effort have not been material.

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

LanVision's systems can be provided on a subscription basis via remote application-hosting services or installed locally. LanVision provides its ASPeN(SM), Application Service Provider-based application-hosting services to, among others, The University Hospital, a member of The Health Alliance of Greater Cincinnati, M.D. Anderson Cancer Center and Children's Medical Center of Columbus, OH among others. In addition, LanVision has installed its workflow and document management solutions at leading healthcare providers including Stanford Hospital and Clinics, the Albert Einstein Healthcare Network, Beth Israel Medical Centers, the University of Pittsburgh Medical Center, Medical University Hospital Authority of South Carolina, and Memorial Sloan-Kettering Cancer Center.

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

LanVision offers its own document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, LanVision's applications fulfill the administrative and legal needs of the Medical Records and Patient Financial Services, Supply Chain Management and Human Resources departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, LanVision has integrated its products with selected systems from Siemens Medical Solutions Health Services Corporation, Cerner Corporation and IDX Information Systems Corporation (IDX) applications. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Electronic Medical Record. LanVision's systems deliver on-line enterprisewide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.

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

LanVision has entered into third party agreements to market, remarket or refer business to LanVision, including: a five year Reseller Agreement, signed in January 2002, with IDX Information Systems Corporation. Under the terms of the agreement, IDX was granted a non-exclusive worldwide license to distribute all LanVision workflow software including accessANYware(TM), codingANYware(TM), and ASPeN(SM) application-hosting services to IDX customers and prospective customers, as defined in the Remarketing Agreement. LanVision has also signed a Marketing and Referral Agreement with the 3M Health Information Systems, a division of Minnesota Mining & Manufacturing Co., whereby 3M Health Information Systems and LanVision entered into a referral marketing agreement for its product codingANYware.

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

Delays in anticipated sales or installations may have a significant impact on LanVision's quarterly revenues and operating results, because substantial portions of its operating expenses are relatively fixed.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter-to-quarter because of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter-to-quarter because of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter-to-quarter, but have been increasing as the number of customers increase. Revenues from ASP application-hosting services operations are expected to increase over time, as more hospitals outsource services to LanVision's ASPeN ASP Division, its partners begin to utilize the software, and existing customers increase the volume of documents stored on the systems, and the number of retrievals increase.

The Company's revenues and operating results may vary significantly from quarter-to-quarter because of a number of other factors, many of which are outside the Company's control. These factors include the relatively high purchase price of a system, unpredictability in the number and timing of systems sales, length of the sales cycle, delays in the installation process, and changes in the customer's financial condition or budget and the sales activities of the remarketing partners. As a result, period-to-period comparisons may not be meaningful with respect to the past operations of the Company nor are they necessarily indicative of the future operations of the Company.

REVENUES

Revenues for the second fiscal quarter ended July 31, 2005, were $4,065,731, compared with $2,558,295 reported in the comparable quarter of 2004. The increase was primarily the result of the signing of a significant new software licensing agreement and increases in Application Hosting revenues when compared to the prior comparable period.

Revenues for the first six months ended July 31, 2005, were $6,762,604, compared with $5,199,850 reported in the comparable period of 2004. The increase was primarily the result of a strong second quarter which significantly improved revenues as noted above thus improving the first six months when compared to the prior comparable period.

OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and software of the systems or add-on sales delivered.

The cost of systems sales as a percentage of systems sales for the second quarter of fiscal 2005 and 2004 were 42% and 146%, respectively. The decrease results from increased software licensing revenues in the current period when compared to the comparable prior period.

The cost of systems sales as a percentage of systems sales for the first six months of fiscal 2005 and 2004 were 55% and 132%, respectively. The decrease results from increased software licensing revenues in the current period when compared to the comparable prior period.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. The Company's support margins are highest on LanVision's proprietary software. Accordingly, margins improve as more customers are added.

As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 42% and 40% for the second quarter of fiscal 2005 and 2004, respectively.

As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 42% and 40% for the first six months of fiscal 2005 and 2004, respectively.

Cost of Application-hosting services

The cost of application-hosting services includes compensation and benefits for hosting center personnel, the cost of third party maintenance contracts, occupancy and depreciation on the hosting center equipment.

As a percentage of application-hosting revenues, the cost of application-hosting was 32% and 35% for the second quarter of fiscal 2005 and 2004, respectively.

As a percentage of application-hosting revenues, the cost of application-hosting was 33% and 34% for the first six months of fiscal 2005 and 2004, respectively.

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

During the second quarter of fiscal 2005, Selling, General and Administrative expenses were $1,291,927 compared with $924,805 in the comparable prior period. The increase when compared with the comparable prior quarter was primarily the result of increased headcount and bonuses accrued during the current period that were not accrued during the prior comparable period when such bonuses were not earned under the bonus plan.

During the first six months of fiscal year 2005, Selling, General and Administrative expenses were $2,348,808 compared with $1,838,273 in the comparable prior period. The increase when compared with the comparable prior quarter was primarily the result of increased headcount and bonuses accrued during the current period that were not accrued during the prior comparable period when such bonuses were not earned under the bonus plan.

Demand for Medical Record technologies and healthcare information access systems is growing and the frequency of requests for proposals received is increasing. Accordingly, the Company has increased its sales and marketing efforts to take advantage of current market opportunities.

Product Research and Development

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy.

During the second quarter, research and development expenses of $579,428 increased compared with $543,791 in the comparable prior quarter. The increase results primarily from additional staff associated with new products under development in 2005.

During the six months, research and development expenses were $1,181,085 compared with $1,057,790 in the comparable prior period. The increase results primarily from additional staff associated with new products under development in 2005 and are expected to increase in the third quarter as additional staff is hired and additional contractors retained to expedite the completion of these new products.

The Company monitors closely and augments its Research and Development staff, as necessary, with outside contractors to assist with the development and testing of new products. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, approximately $300,000 and $250,000 of product research and development costs in the second quarter of fiscal 2005 and 2004, respectively, and approximately $600,000 and $500,000 of product research and development costs in the first six months of fiscal 2005 and 2004, respectively.

Operating income (loss)

The operating income for the second quarter of fiscal 2005 was $547,196 compared with an operating loss of ($83,922) in the second quarter of fiscal 2004. The increase in operating income is primarily the result of increased system sales, and in particular software licensing revenues in the current quarter, as noted above.

The operating income for the first six months of fiscal year 2005 was $293,078 compared with an operating loss of ($125,639) in the first six months of 2004. The increase is primarily the result of the strong second quarter, as discussed above.

Interest income consists primarily of interest on invested cash. The decrease for the six months in interest income results from decreased average cash balances.

Interest expense relates primarily to the long-term debt and includes the interest expense on the capitalized leases. The decrease results from the repayment, in July 2004, of the high interest rate debt and replacing it with a smaller loan with a more conventional rate.

The current quarter tax provision is primarily state income taxes and federal Alternative Minimum Taxes, after utilization of net operating carryforwards.

Net earnings (loss)

The net earnings for the second quarter of fiscal 2005 was $519,269 ($0.06 per share) compared with a net loss of ($462,328) ($0.05 per share loss) in the second quarter of fiscal 2004. This increase results primarily from an increase in system sales software licensing revenues offset by increased expenses.

The net earnings for the first six months of fiscal year 2005 was $242,750 ($0.03 per share) compared with net (loss) of ($883,391) or ($0.10 per share loss) in the first six months of fiscal year 2004. This increase is primarily the result of primarily the strong second quarter operations and reduced interest expense of more that $725,000, as noted above.

Notwithstanding the less than anticipated number of new customer agreements signed in the first two quarters, management continues to believe that the healthcare document imaging and workflow market is going to be a significant market. Management believes it has made, and continues to make, significant investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth.

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

LIQUIDITY AND CAPITAL RESOURCES

During the last seven fiscal years, LanVision has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, and a $6,000,000 1998 working capital loan and $3,500,000 2004 refinancing loan. LanVision's liquidity is dependent upon numerous factors including: the timing and amount of revenues and collection of contractual amounts from customers, amounts invested in research and development, capital expenditures, and the level of operating expenses, all of which can vary significantly from quarter-to-quarter.

LanVision's customers typically have been well-established hospitals or medical facilities or major HIS companies that resell LanVision' products, which have good credit histories and payments have usually been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Accordingly, some customers are not current in the payment of their invoices to the Company. Based on past experience, the past due accounts do not represent an unreasonable risk, and the Company believes they will be paid. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments.

LanVision has no significant obligations for capital resources, other than as noted in note 6 to the financial statements included herein. Capital expenditures for property and equipment in 2005 are not expected to exceed $1,500,000 (including leasehold improvements of which $326,000 was provided by the landlord as a lease incentive).

Over the last several years, LanVision's revenues were less than its internal plans. However, during the same period, LanVision has expended significant amounts for capital expenditures, product research and development, support and consulting expenses and debt repayments. This resulted in significant net cash outlays over the last five years. Although LanVision reduced staffing levels and related expenses during the period 2001 - 2004, it was able to improve operating results in years 2001 - 2003 when compared to the period 1996 - 2000. However, the stringent expense controls and reduced staffing, caused by the necessity to retire the 1998 long-term debt, hampered the growth of revenues during the last three years. Accordingly, to continue to achieve increasing revenues and profitability, it is necessary for the Company to significantly increase sales and marketing expenses and research and development expenses for new products in fiscal 2005. The Company believes that this strategic initiative to expand sales and marketing should produce improved results in 2005 and beyond as the expanded sales and marketing efforts begin to produce results. However, there can be no assurance LanVision will be able to do so.

At July 31, 2005, LanVision had cash of $4,167,521. Under the terms of its loan agreement, as amended, LanVision has agreed to maintain a minimum cash balance of $2,000,000 through the earlier of the repayment or maturity of the loan on July 31, 2007. The current loan can be repaid at any time without penalty.

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

LanVision believes that its present cash position, combined with cash generation currently anticipated from operations, will be sufficient to meet anticipated cash requirements during the remainder of fiscal year 2005.

To date, inflation has not had a material impact on LanVision's revenues or expenses.

Net cash provided by operations in fiscal 2004 exceeded $3,000,000, up from approximately $2,000,000 in the prior two fiscal years primarily because of the collection of unbilled receivables in 2004. Cash was used in fiscal 2004 primarily for financing activities, primarily the repayment of debt. Future cash flow from operations is dependent upon revenues and the terms and conditions relating to the timing of payments of new agreements. In 2005, the Company intends to invest in additional operating expenses, leasehold improvements and equipment which will reduce the amount of cash flow from operations available for investing and financing activities. During the first six months the net cash provided by operations was approximately $1.286 million and net cash uses for investing activities was approximately $1.229 million, resulting primarily from the move to new facilities and the purchase of additional equipment for the expanding operations, primarily additional headcount during the first six months. It is not currently anticipated that such a substantial additional expenditure for leasehold improvements and equipment will be necessary during the remainder of the fiscal year. The total cash, notwithstanding the increased expenditures decreased only $13,552 during the first six months.

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

At July 31, 2005, LanVision has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services), which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of approximately $3,300,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, LanVision has entered into application-hosting agreements, which are expected to generate revenues in excess of $6,500,000, through their respective renewal dates in fiscal 2006 through 2007.

LanVision's master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2004, 2003 and 2002 were approximately $5,220,000, $4,712,000 and $4,176,000, respectively. Maintenance and support revenues are expected to increase in 2005. At July 31, 2005, LanVision had maintenance agreements, purchase orders or royalty reports from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $2,800,000, through their respective renewal dates in fiscal 2005 and 2006.

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

Item 6. EXHIBITS

(a)  Exhibits

     3.1  Certificate of Incorporation of LanVision Systems, Inc. (*)

     3.2  Bylaws of LanVision Systems, Inc. (*)

     10 Third Amendment to the Lease for office space between LanVision, Inc. (a wholly owned subsidiary) and The Western and Southern Life Insurance Company, effective January 31, 2005.

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

                                        LANVISION SYSTEMS, INC.


DATE: September 6, 2005                 By: /s/ William A. Geers
                                            ------------------------------------
                                            William A. Geers
                                            Chief Operating Officer


DATE: September 6, 2005                 By: /s/ Paul W. Bridge, Jr.
                                            ------------------------------------
                                            Paul W. Bridge, Jr.
                                            Chief Financial Officer

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

      10      Third Amendment to the Lease for office space between          ***
              LanVision, Inc. (a wholly owned subsidiary) and The Western and Southern Life Insurance Company, effective January 31,
              2005.

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