Form 10-Q
period 2005-10-31
LANVISION SYSTEMS INC
filed 2005-12-14
CIK 1008586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

                                       or

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

     Number of shares of Registrant's Common Stock ($.01 par value per share) issued and outstanding, as of December 1, 2005: 9,144,041.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements...................     4

           Condensed Consolidated Balance Sheets at October 31, 2005 and
           January 31, 2005..............................................     4

           Condensed Consolidated Statements of Operations for the three
           and nine months ended October 31, 2005 and 2004...............     6

           Condensed Consolidated Statements of Cash Flows for the Nine
           months ended October 31, 2005 and 2004........................     7

           Notes to Condensed Consolidated Financial Statements..........     8

Item 1A    Risk Factors..................................................    13

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    13

Item 4.    Controls and Procedures.......................................    24

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings.............................................    25

Item 3.    Defaults on Senior Securities.................................    25

Item 6.    Exhibits and Reports on Form 8-K..............................    25

           Signatures....................................................    26

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                             (Unaudited)    (Audited)
                                                             October 31,   January 31,
                                                                 2005          2005
                                                             -----------   -----------
Current assets:
   Cash (restricted by long-term debt agreement)             $ 3,149,633   $ 4,181,073
   Accounts receivable, net of allowance for doubtful
      accounts of $200,000, respectively                       1,766,952     1,901,846
   Contract receivables                                        1,169,056     1,404,364
   Prepaid expenses                                              442,413       377,116
   Deferred tax asset                                            309,000       309,000
                                                             -----------   -----------
      Total current assets                                     6,837,054     8,173,399

Property and equipment:
   Computer equipment                                          2,077,744     1,501,796
   Computer software                                             969,374       832,304
   Office furniture, fixtures and equipment                      736,858       537,137
   Leasehold improvements                                        522,863        37,504
                                                             -----------   -----------
                                                               4,306,839     2,908,741
   Accumulated depreciation and amortization                  (2,481,506)   (1,996,129)
                                                             -----------   -----------
                                                               1,825,333       912,612
Capitalized software development costs, net of accumulated
   amortization of $3,833,231 and $3,233,228, respectively     2,356,698     2,056,701
Other, including deferred taxes                                  695,991       850,523
                                                             -----------   -----------
                                                             $11,715,076   $11,993,235
                                                             ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      Liabilities and Stockholders' Equity

                                                                         (Unaudited)     (Audited)
                                                                         October 31,    January 31,
                                                                            2005           2005
                                                                        ------------   ------------
Current liabilities:
   Accounts payable                                                     $    740,395   $    886,090
   Accrued compensation                                                      463,092        276,292
   Accrued other expenses                                                    640,820        719,135
   Deferred revenues                                                       1,810,483      2,231,442
   Long-term debt, current portion                                         1,000,000             --
   Current portion of capitalized leases                                      99,983        168,121
                                                                        ------------   ------------
      Total current liabilities                                            4,754,773      4,281,080

Long-term debt, non-current portion                                        1,000,000      2,000,000
Non-current portion of capitalized leases                                    168,840             --
Non-current lease incentives                                                 222,273             --

Stockholders' equity:
   Convertible redeemable preferred stock, $.01 par value per share
      5,000,000 shares authorized                                                 --             --
   Common stock, $.01 par value per share, 25,000,000 shares
      authorized, 9,143,041 and 9,084,535 shares issued, respectively         91,430         90,845
   Capital in excess of par value                                         35,071,130     35,002,961
   Accumulated (deficit)                                                 (29,593,370)   (29,381,651)
                                                                        ------------   ------------
      Total stockholders' equity                                           5,569,190      5,712,155
                                                                        ------------   ------------
                                                                        $ 11,715,076   $ 11,993,235
                                                                        ============   ============

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     Three and Nine Months Ended October 31,

                                   (Unaudited)

                                                     Three Months               Nine Months
                                               -----------------------   -------------------------
                                                  2005         2004          2005          2004
                                               ----------   ----------   -----------   -----------
Revenues:
   Systems sales                               $  621,519   $   65,387   $ 2,334,216   $   517,737
   Services, maintenance and support            1,771,236    1,820,463     5,323,582     5,297,633
   Application-hosting services                   771,839      652,412     2,269,400     1,922,742
                                               ----------   ----------   -----------   -----------
      Total revenues                            3,164,594    2,538,262     9,927,198     7,738,112

Operating expenses:
   Cost of systems sales                          451,033      217,025     1,397,973       817,175
   Cost of services, maintenance and support      786,290      675,548     2,290,288     2,067,029
   Cost of application-hosting services           263,436      230,078       752,131       667,873
   Selling, general and administrative          1,212,472    1,040,490     3,561,280     2,878,763
   Product research and development               914,281      493,730     2,095,366     1,551,520
                                               ----------   ----------   -----------   -----------
      Total operating expenses                  3,627,512    2,656,871    10,097,038     7,982,360
                                               ----------   ----------   -----------   -----------
Operating (loss)                                 (462,918)    (118,609)     (169,840)     (244,248)

Other income (expense):
   Interest income                                 27,317       16,933        65,208        56,127
   Interest expense                               (35,868)     (54,725)     (107,087)     (851,671)
                                               ----------   ----------   -----------   -----------
(Loss) before taxes                              (471,469)    (156,401)     (211,719)   (1,039,792)
   Income tax benefit                              17,000           --            --            --
                                               ----------   ----------   -----------   -----------
Net (loss)                                     $ (454,469)  $ (156,401)  $  (211,719)  $(1,039,792)
                                               ==========   ==========   ===========   ===========
Basic net (loss) per common share              $    (0.05)  $    (0.02)  $     (0.02)  $     (0.11)
                                               ==========   ==========   ===========   ===========
Diluted net (loss) per common share            $    (0.05)  $    (0.02)  $     (0.02)  $     (0.11)
                                               ==========   ==========   ===========   ===========
Number of shares used in per common share
   computations:
   Basic                                        9,131,237    9,082,494     9,108,911     9,062,221
                                               ==========   ==========   ===========   ===========
   Diluted                                      9,131,237    9,082,494     9,108,911     9,062,221
                                               ==========   ==========   ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Nine Months Ended October 31,

                                   (Unaudited)

                                                                     2005          2004
                                                                 -----------   -----------
Operating activities:
Net (loss)                                                       $  (211,719)  $(1,039,792)
Adjustments to reconcile net (loss) to net cash
   Provided by operating activities:
      Depreciation and amortization                                1,085,380       859,314
                                                                                        --
Cash provided by (used for) assets and liabilities:
      Accounts and contract receivables                              370,202     2,340,464
      Other current assets                                           (65,297)      (72,333)
      Accounts payable and accrued expenses                          (37,210)     (630,495)
      Deferred revenues                                             (420,959)     (583,476)
                                                                 -----------   -----------
Net cash provided by operating activities                            720,397       873,682
                                                                 -----------   -----------
Investing activities:
Purchases of property and equipment                                 (804,861)     (289,209)
Long-term lease incentive                                           (103,727)           --
Capitalization of software development costs                        (900,000)     (749,997)
Other                                                                154,532        15,789
                                                                 -----------   -----------
Net cash (used for) investing activities                          (1,654,056)   (1,023,417)
                                                                 -----------   -----------
Financing activities:
Repayment of long-term debt                                               --    (1,700,000)
Payment of long-term accrued interest                                     --    (4,635,169)
Proceeds from issuance of long-term debt                                  --     3,500,000
Payment of capitalized leases                                       (166,535)     (163,769)
Exercise of stock options and employee stock purchase plan            68,754        73,459
                                                                 -----------   -----------
Net cash (used for) financing activities                             (97,781)   (2,925,479)
                                                                 ===========   ===========
(Decrease) in cash                                                (1,031,440)   (3,075,214)
Cash at beginning of period                                        4,181,073     6,227,236
                                                                 -----------   -----------
Cash at end of period                                            $ 3,149,633   $ 3,152,022
                                                                 ===========   ===========
Supplemental cash flow disclosures:
   Income taxes paid ( refund )                                  $   (27,864)  $        --
                                                                 ===========   ===========
   Interest paid                                                 $   107,489   $ 5,467,724
                                                                 ===========   ===========
   Leasehold improvements (included in property and equipment)
      paid for by the landlord as a lease inducement             $   326,000   $        --
                                                                 ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                             LANVISION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by LanVision Systems, Inc. ("LanVision or the Company") without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three and nine months ended October 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2006.

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

Note 3 - CHANGES IN BALANCE SHEET ACCOUNT BALANCES

The decrease in cash during the first nine months results primarily from the increased expenses associated with additional personnel and capital expenditures associated with the new offices required to accommodate the Company's expansion plans.

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

The increase in accrued compensation results primarily from the increase in the accrual for quarterly and annual bonuses payable under the employee bonus plans because of additional personnel and an increase in the bonus pay out as a result of achieving certain financial results in the current quarter of the current fiscal year.

Note 4 - STOCK OPTIONS

During the first nine months of the current fiscal year, the Company granted 50,000 stock options under all Plans. During the same period, 25,000 options were forfeited and 46,500 options were exercised under all plans during the first nine months.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of financial accounting and reporting for stock-based compensation plans. LanVision elected to continue to account for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, has adopted the disclosure only provisions of Statement 123. At October 31, 2005, LanVision had two stock-based compensation plans, the 1996 Employees Stock Purchase Plan, which is more fully disclosed in
Note 8 of the Notes to Consolidated Financial Statements in the Form 10-K for the Fiscal year ended January 31, 2005 and the 2005 Incentive Compensation Plan, which is more fully disclosed in the Form 8-K with the report date of May 25, 2005. No stock-based compensation cost is reflected in the Statements of Operations, as the Plans are considered non-compensatory plans and all stock options granted had exercise prices equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if LanVision had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, to stock-based employee compensation.

Three months ended October 31,                               2005        2004
------------------------------                            ---------   ---------
Net (Loss), as reported                                   $(454,469)  $(156,401)
Deduct: Total stock based compensation expense
   determined under the fair value based method for all
   awards, net of related tax effects                       (24,450)    (16,605)
                                                          ---------   ---------
Pro forma net (loss)                                      $(478,919)  $(173,006)
                                                          =========   =========
(Loss) per share:
   Basic - as reported                                    $   (0.05)  $   (0.02)
                                                          =========   =========
   Basic - pro forma                                      $   (0.05)  $   (0.02)
                                                          =========   =========
   Diluted - as reported                                  $   (0.05)  $   (0.02)
                                                          =========   =========
   Diluted - pro forma                                    $   (0.05)  $   (0.02)
                                                          =========   =========

Nine months ended October 31,                                2005         2004
-----------------------------                             ---------   -----------
Net (Loss), as reported                                   $(211,719)  $(1,039,792)
Deduct: Total stock based compensation expense
   determined under the fair value based method for all
   awards, net of related tax effects                       (50,948)      (47,730)
                                                          ---------   -----------
Pro forma net (loss)                                      $(262,667)  $(1,087,522)
                                                          =========   ===========
(Loss) per share:
   Basic - as reported                                    $   (0.02)  $     (0.11)
                                                          =========   ===========
   Basic - pro forma                                      $   (0.02)  $     (0.11)
                                                          =========   ===========
   Diluted - as reported                                  $   (0.03)  $     (0.11)
                                                          =========   ===========
   Diluted - pro forma                                    $   (0.03)  $     (0.11)
                                                          =========   ===========

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect current market conditions and prior experience.

Note 5 - Tax Provision

The current quarter tax benefit is primarily the reversal of the prior quarter state income taxes and federal Alternative Minimum Tax accrual, after utilization of net operating carryforwards.

Note 6- EARNINGS PER SHARE

The basic earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.

The 2005 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options & warrants), as the inclusion thereof would be antidilutive. The Company had approximately 515,442 option shares and 750,000 warrants outstanding at October 31, 2005 that were not included in the diluted net earnings per share calculations as the inclusion thereof would be antidilutive.

The 2004 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options), as the inclusion thereof would be antidilutive. The Company had approximately 563,000 option shares outstanding at October 31, 2004 that were not included in the diluted net (loss) per share calculation as the inclusion thereof would be antidilutive.

In December 2004, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No, 123 (revised 2004) - Share-Based Payment. The statement establishes new accounting standards for entities which exchange equity instruments (e.g. stock options, restricted stock, stock appreciation rights, employee stock purchase plans etc.) for goods or services. Based upon a review of the standard, the Company does not believe the impact will be material with respect to previously issued, outstanding and unvested stock options and can not predict with any reasonable certainty the impact, of future equity awards, if any are awarded, that may be granted by the Board of Directors because the financial statement impact is determined based upon a number of factors including the number of grants awarded.

Note 7 - CONTRACTUAL OBLIGATIONS

The following table details the remaining obligations, by fiscal year, as of the end of the quarter for the capitalized leases, long-term debt, other commitments and the operating leases.

                        Total       2005        2006         2007        2008       2009
                     ----------   --------   ----------   ----------   --------   --------
Capitalized leases   $  295,183   $ 41,225   $   98,306   $   98,306   $ 57,346   $     --
Long-term debt        2,000,000         --    1,000,000    1,000,000         --         --
Other commitments        25,000     25,000           --           --         --         --
Operating leases      1,617,565    165,149      396,103      363,601    350,228    342,484
                     ----------   --------   ----------   ----------   --------   --------
   Total             $3,937,748   $231,374   $1,494,409   $1,461,907   $407,574   $342,484
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

During the third quarter of fiscal year 2005, LanVision acquired additional computer equipment for the application-hosting services data center, which are accounted for as capitalized leases. The amount of the computer equipment leased assets is $267,237. The lease is payable monthly in installments of $8,192, through August 2008. The present value of the future lease payments upon lease inception was $267,237 using the interest rates implicit in the lease agreement at the inception of the lease.

Long-term Debt

In July 2004, LanVision entered into a new three year working capital term loan agreement, as amended in June and September 2005. The long-term debt of $2,000,000 is secured by all of the assets of LanVision and the loan agreement restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, etc. without lender consent. The loan is repayable in two installments, which are due and payable of not less than $1,000,000 by July 30, 2006 and $1,000,000 by July 30, 2007 and interest is payable quarterly, at the bank's prime rate (currently 7%). LanVision has agreed to maintain a minimum cash balance equal to the outstanding balance of the loan through the date of the prepayment or the maturity of the loan on July 31, 2007.

In 1998, LanVision issued a $6,000,000 note which was repaid in full in July, 2004. In connection with the issuance of the note, LanVision issued Warrants to purchase 750,000 shares of Common Stock of LanVision at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.

Warranties and Indemnities

LanVision provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, LanVision's estimated warranty liability might need to be increased. LanVision bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions, which may be required to be granted to a customer, which result from performance issues. LanVision's ASPeN(SM) application-hosting services guarantees specific "up-time" and "response time" performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. LanVision's standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of LanVision's operation of its business or any negligent act or omission of LanVision. To date, LanVision has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. At October 31, 2005 and January 31, 2005, LanVision had a warranty reserve in the amount of $250,000. Each contract is reviewed quarterly with the appropriate LanVision Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

Item 1A Risk Factors

Not applicable

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements, included herein. These risks and uncertainties include, but are not limited to, timing of the signing of contracts during any particular quarter, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell LanVision products, the ability of LanVision to control costs, availability of products obtained from third-party vendors, the healthcare regulatory environment, healthcare information system budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risk factors that might cause such differences including those discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents LanVision files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

Current rules and regulations of the Securities and Exchange Commission and Federal law, include the Sarbanes-Oxley Act, will impose on the Company additional compliance requirements starting in fiscal year 2007. The Company has undertaken a project to ensure compliance, but is unable, at this time, to determine the cost and extent of the changes required to comply. To date, the expenses related to this effort have not been material.

RESULTS OF OPERATIONS

GENERAL

LanVision is a healthcare information technology company doing business as "Streamline Health(TM)", which is focused on solutions that improve document-centric information flows and complement and enhance existing transaction-centric healthcare information systems. The Company's workflow and document management solutions bridge the gap between current, predominantly paper-based processes and transaction-based healthcare information systems by 1) electronically capturing document-centric information from disparate sources, 2) electronically directing that information through vital business processes, which is known as workflow technology, and 3) providing access to the information to authenticated users (such as physicians, nurses, administrative and financial personnel and payers) across the continuum of care.

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

LanVision operates in one segment as a provider of health information technology solutions.

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

With respect to systems sales, LanVision earns its highest margins on proprietary LanVision software and application-hosting services and the lowest margins on third-party hardware. Systems sales to customers may include different configurations of LanVision software, hardware and professional services, resulting in varying margins among contracts. The margins on professional services revenues fluctuate based upon the negotiated terms of the agreement with each customer and LanVision's ability to fully utilize its professional services, maintenance, and support services staff.

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

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

The Company's revenues from systems sales have varied, and may continue to vary, significantly from quarter-to-quarter because of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter-to-quarter because of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services do not fluctuate significantly from quarter-to-quarter, but increase as the number of customers increase. Revenues from ASP application-hosting services operations are expected to increase over time, as more hospitals outsource services to

LanVision's ASPeN ASP Division, more partners begin to utilize the software, and existing customers increase the usage of the system.

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

REVENUES

Revenues for the third fiscal quarter ended October 31, 2005, were $3,164,594, compared with $2,538,262 reported in the comparable quarter. The increase was primarily the result of the signing of a new software licensing agreements and increases in Application Hosting revenues when compared to the prior comparable period.

Revenues for the first nine months ended October 31, 2005, were $9,927,198, compared with $7,738,112 reported in the comparable period. The increase was primarily the result of the strong second and third quarters which significantly improved revenues thus improving the first nine months when compared to the prior comparable period.

OPERATING EXPENSES

Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of hardware and third party software sold in relation to license revenues from LanVision software.

The cost of systems sales as a percentage of systems sales for the third quarter of fiscal 2005 and 2004 were 73% and 331%, respectively. The decrease results from increased software licensing revenues in the current period when compared to the comparable prior period.

The cost of systems sales as a percentage of systems sales for the first nine months of fiscal 2005 and 2004 were 60% and 157%, respectively. The decrease results from increased software licensing revenues in the current period when compared to the comparable prior period.

Cost of Services, Maintenance and Support

The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. The

Company's support margins are highest on LanVision's proprietary software. Accordingly, margins improve as more customers are added.

As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 44% and 37% for the third quarter of fiscal 2005 and 2004, respectively.

As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 43% and 39% for the first nine months of fiscal 2005 and 2004, respectively.

Cost of Application-hosting services

The cost of application-hosting services includes compensation and benefits for hosting center personnel, the cost of third party maintenance contracts, occupancy and depreciation on the hosting center equipment.

As a percentage of application-hosting revenues, the cost of application-hosting was 34% and 35% for the third quarter of fiscal 2005 and 2004, respectively.

As a percentage of application-hosting revenues, the cost of application-hosting was 33% and 35% for the first nine months of fiscal 2005 and 2004, respectively.

The decline in the cost percentage reflects the higher revenues without a corresponding increase in operating costs.

Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company's sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. In order to continue to achieve increasing revenues and profitability, it is necessary for the Company to significantly increase sales and marketing expenses in fiscal 2005.

During the third quarter of fiscal 2005, Selling, General and Administrative expenses were $1,212,472 compared with $1,040,490 in the comparable prior period. The increase when compared with the comparable prior quarter was primarily the result of increased headcount and the associated costs related thereto.

During the first nine months of fiscal year 2005, Selling, General and Administrative expenses were $3,561,280 compared with $2,878,763 in the comparable prior period. The increase when compared with the comparable prior quarter was primarily the result of increased headcount and the associated costs related thereto.

Demand for Medical Record technologies and healthcare information access systems is growing and the frequency of requests for proposals received is increasing. Accordingly, the Company has increased its sales and marketing efforts to take advantage of current market opportunities.

Product Research and Development

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. In order to continue to achieve increasing revenues and profitability, it is necessary for the Company to significantly increase research and development expenses for new products in fiscal 2005.

During the third quarter, research and development expenses of $914,281 increased compared with $493,730 in the comparable prior period. The increase results primarily from significant additional staff associated with new products under development.

During the nine months, research and development expenses were $2,095,366 compared with $1,551,520 in the comparable prior period. The increase results primarily from additional staff added in the third quarter associated with new products under development and are expected to increase in the future quarter as additional staff is hired and additional contractors retained to expedite the completion of these new products.

The Company monitors closely and augments its Research and Development staff, as necessary, with outside contractors to assist with the development and testing of new products. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, approximately $300,000 and $250,000 of product research and development costs in the third quarter of fiscal 2005 and 2004, respectively, and approximately $900,000 and $750,000 of product research and development costs in the first nine months of fiscal 2005 and 2004, respectively.

Operating (loss)

The operating (loss) for the third quarter of fiscal 2005 was ($462,918) compared with an operating loss of ($118,609) in the comparable prior period. The increase in the operating loss is primarily the result of the increase in the sales and marketing expenses and research and development expenses for new products in fiscal 2005, as noted above.

The operating (loss) for the first nine months of fiscal year 2005 was ($169,840) compared with an operating loss of ($244,248) in the comparable prior period. The change is primarily the result of increased revenues, offset by the associated expenses related to the increased headcount.

Interest income consists primarily of interest on invested cash. The increase for the nine months in interest income results from increased interest rates.

Interest expense relates primarily to the long-term debt and includes the interest expense on the capitalized leases. The decrease results from the repayment, in July 2004, of the high interest rate debt and replacing it with a smaller loan with a more conventional rate.

The current quarter tax benefit is primarily the reversal of the second quarter state income taxes and federal Alternative Minimum Taxes, after utilization of net operating carryforwards.

Net loss

The net loss for the third quarter of fiscal 2005 was ($454,469) ($0.05 per share) compared with a net loss of ($156,401) ($0.02 per share loss) in the comparable prior period. This increase in the net loss results primarily from the planned increase in the sales and marketing and research and development expenses.

The net loss for the first nine months of fiscal year 2005 was ($211,719) ($0.02 per share) compared with net loss of ($1,039,792) or ($0.11 per share loss) in the comparable prior period. This reduction of the net loss is primarily the result of reduced interest expense of more than $744,000, during the current fiscal year.

Notwithstanding the less than anticipated number of new customer agreements signed in the first three quarters, management continues to believe that the healthcare document imaging and workflow market is going to be a significant market. Management believes it has made, and continues to make, significant investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth.

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

LIQUIDITY AND CAPITAL RESOURCES

During the last seven fiscal years, LanVision has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, and a $6,000,000 1998 working capital loan and $3,500,000 2004 refinancing loan. LanVision's liquidity is dependent upon numerous factors including: the timing and amount of revenues and collection of contractual amounts from customers, amounts invested in research and development, capital expenditures, and the level of operating expenses, some of which can vary significantly from quarter-to-quarter.

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

LanVision has no significant obligations for capital resources, other than as noted in note 7 to the financial statements included herein. Capital expenditures for property and equipment in 2005 are not expected to exceed $1,500,000 (including leasehold improvements of which $326,000 was provided by the landlord as a lease incentive, and $267,000 of capitalized equipment leases).

Over the last several years, LanVision's revenues were less than its internal plans. However, during the same period, LanVision has expended significant amounts for capital expenditures, product research and development, support and consulting expenses and debt repayments. This resulted in significant net cash outlays over the prior five fiscal years. Although LanVision reduced staffing levels and related expenses during the period 2001 - 2004, it was able to improve operating results in years 2001 - 2003 when compared to the period 1996
- 2000. However, the stringent expense controls and reduced staffing, caused by the necessity to retire the 1998 long-term debt, hampered the growth of revenues during the fiscal years 2001 through 2004. Accordingly, to continue to achieve increasing revenues and profitability, it is necessary for the Company to significantly increase sales and marketing expenses and research and development expenses for new products in fiscal 2005. The Company believes that this strategic initiative to expand sales and marketing should produce improved results in 2005 and beyond as the expanded sales and marketing efforts begin to produce results. However, there can be no assurance LanVision will be able to do so.

At October 31, 2005, LanVision had cash of $3,149,633. Under the terms of its loan agreement, as amended, LanVision has agreed to maintain a minimum cash balance equal to the balance of the long-term debt (currently $2,000.000) through the earlier of the repayment or maturity of the loan on July 31, 2007. The current loan can be repaid at any time without penalty.

LanVision has carefully monitored operating expenses during the last five years. Notwithstanding the current levels of revenues and operating profit, for the foreseeable future, LanVision will need to continually assess its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require current lender approval. However, there can be no assurance LanVision will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse effect on future operating performance.

LanVision believes that its present cash position, combined with cash generation currently anticipated from operations, will be sufficient to meet anticipated cash requirements during the remainder of fiscal year 2005. However, continued expansion of the company in 2006 will require additional resources. The company may need to refinance its current debt, obtain an additional infusion of capital, or a combination of both, depending on the extent of the expansion of the company. However, there can be no assurance LanVision will be able to do so.

To date, inflation has not had a material impact on LanVision's revenues or expenses.

Net cash provided by operations in fiscal 2004 exceeded $3,000,000, up from approximately $2,000,000 in the prior two fiscal years primarily because of the collection of unbilled receivables in 2004. Cash was used in fiscal 2004 primarily for financing activities, primarily the repayment of debt. Future cash flow from operations is dependent upon revenues and the terms and conditions relating to the timing of payments of new agreements. In 2005, the Company is investing in additional operating expenses, leasehold improvements and equipment which will reduce the amount of cash flow from operations available for investing and financing activities. During the first nine months the net cash provided by operations was approximately $720,000 and net cash uses for investing activities was approximately $1,654,000, resulting primarily from the move to new facilities and the purchase of additional equipment for the expanding operations, primarily additional headcount during the first nine months. It is not currently anticipated that such a substantial additional expenditure for leasehold improvements and equipment will be necessary during the remainder of the fiscal year. LanVision's total cash decreased $1,031,440 during the first nine months.

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

At October 31, 2005, LanVision has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services), which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of approximately $3,560,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, LanVision has entered into application-hosting agreements, which are expected to generate revenues in excess of $5,283,000, through their respective renewal dates in fiscal 2006 through 2007.

LanVision's master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2004, 2003 and 2002 were approximately $5,220,000, $4,712,000 and $4,176,000, respectively. Maintenance and support revenues are expected to increase in 2005. At October 31, 2005, LanVision had maintenance agreements, purchase orders or royalty reports from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $3,194,000, through their respective renewal dates in fiscal 2005 and 2006.

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

     11    Computation of Net (Loss) Per Common Share

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

                                        LANVISION SYSTEMS, INC.


DATE: December 9, 2005                  By: /s/ William A. Geers
                                            ------------------------------------
                                            William A. Geers
                                            Chief Operating Officer


DATE: December 9, 2005                  By: /s/ Paul W. Bridge, Jr.
                                            ------------------------------------
                                            Paul W. Bridge, Jr.
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

     11       Computation of Net (Loss) Per Common Share

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