Form 10-K
period 2006-01-31
LANVISION SYSTEMS INC
filed 2006-04-10
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2006
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
Common Stock, $.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by The Nasdaq Stock Market for the Registrant’s Common Stock on July 31, 2005, was $13,321,855.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 5, 2006: 9,169,708.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2006 are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as a part hereof.

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements relating to the Company’s plans, strategies, expectations, intentions, etc. and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are no guarantee of future performance and are subject to certain risks and uncertainties that are difficult to predict and actual results could differ materially from those reflected in the forward-looking statements, included herein. These risks and uncertainties include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell LanVision products, the ability of LanVision to control costs, availability of products obtained from third-party vendors, the healthcare regulatory environment, healthcare information system budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risk factors that might cause such differences including those discussed herein, including, but not limited to, discussions in the sections entitled “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this and other documents LanVision files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

PART I

Item 1.	Business

General

LanVision Systems, Inc. (LanVisiontm or the Company) is a healthcare information technology company doing business as “Streamline Health”tm, which is focused on developing and licensing proprietary software solutions that improve document-centric information flows and complement and enhance existing transaction-centric hospital healthcare information systems. The Company’s workflow and document management solutions bridge the gap between current, predominantly paper-based processes and transaction-based healthcare information systems by 1) electronically capturing document-centric information from disparate sources, 2) electronically directing that information through vital business processes, and 3) providing access to the information to authenticated users (such as physicians, nurses, administrative and financial personnel and payers) across the continuum of care. LanVision’s systems are designed for enterprise wide deployment to seamlessly connect disparate departmental systems, or silos of independent technologies which create Friction Pointstm, in a common interoperable document management workflow solution.

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

LanVision’s products and services also create an integrated document-centric repository of historical health information that is complementary to, and can be seamlessly “bolted on” to existing transaction-centric clinical, financial and management information systems, allowing healthcare providers to aggressively move toward fully Electronic Medical Record (EMR) processes while improving service levels and convenience for all stakeholders. These integrated systems allow providers and administrators to dramatically improve the availability of patient information while decreasing direct costs associated with document retrieval, work-in-process, chart completion, document retention and archiving.

LanVision’s software solutions can be provided on a subscription basis via remote application-hosting services or licensed and installed locally. LanVision provides ASPeNsm, Application Service Provider-based remote hosting services to, The University Hospital, a member of the Health Alliance of Greater Cincinnati, M.D. Anderson Cancer Center, and Children’s Medical Center of Columbus, OH, among others. In addition, LanVision has licensed its workflow and document management solutions, which are installed at leading healthcare providers including Stanford Hospital and Clinics, the Albert Einstein Healthcare Network, Beth Israel Medical Centers, the University of Pittsburgh Medical Center, Medical University Hospital Authority of South Carolina, and Memorial Sloan-Kettering Cancer Center, among others.

LanVision’s applications allow authenticated users, such as physicians, nurses, administrative and financial personnel, and payers with access to patient healthcare information that exists in disparate systems across the continuum of care and improve operational efficiencies through business process re-engineering and automating labor-intensive and demanding paper environments. LanVision’s applications and services are complementary to existing clinical and financial systems, and use document imaging and advanced workflow tools to ensure users can electronically access both “structured” (transaction-centric) and “unstructured” (document-centric) patient data and all the various forms of clinical and financial healthcare information from a single permanent and secure repository, including clinician’s handwritten notes, laboratory reports, photographs, insurance cards, etc.

LanVision’s workflow solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access and utilize LanVision’s advanced technological workflow applications to process information, on a real-time basis from virtually any location, including the Physician’s desktop, using Web-based technology. LanVision’s solutions integrate its own proprietary imaging platform, application workflow modules and image and web-enabling tools that allow for the seamless merger of “back office” functionality with existing Clinical and Financial Information Systems at the desktop.

LanVision offers its own document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, LanVision’s applications fulfill the administrative and regulatory needs of the Medical Records, Patient Financial Services and other hospital departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, LanVision has integrated its products with selected systems from Siemens Medical Solutions USA, Inc. (Siemens), Cerner Corporation, and IDX Information Systems Corporation (IDX) applications, thus enabling customers to use our solutions without the expense of replacing entire software systems to gain the software functionality. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Electronic Medical Record. LanVision’s systems deliver on-line enterprisewide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.

LanVision operates in one segment as a provider of health information technology solutions that streamline healthcare information flows within a healthcare facility. The financial information required by Items 101(b) of Regulation S-K is contained in Item 6 Selected Financial Information of this Form 10-K.

Historically, LanVision has derived most of its revenues from systems sales, recurring application-hosting services, recurring maintenance fees, and professional services involving the licensing, either directly or through remarketing partners, of its Medical Record Workflow and Revenue Cycle Management solutions to Integrated Healthcare Delivery Networks (IDN). In a typical transaction, LanVision, or its remarketing partners, enter into a perpetual license or fee-for-service subscription agreement for LanVision’s software application suite and may license or sell other third-party software and hardware components to the IDN. Additionally, LanVision provides professional services, including implementation, training, and product support.

With respect to systems sales, LanVision earns its highest margins on proprietary LanVision software and application-hosting services and the lowest margins on third-party hardware and software. Systems sales to customers may include different configurations of LanVision software, hardware, third party software, and professional services, resulting in varying margins among contracts. The margins on professional services revenues fluctuate based upon the negotiated terms of the agreement with each customer and LanVision’s ability to fully utilize its professional services, maintenance, and support services staff.

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

The decisions by a healthcare provider to replace, substantially modify, or upgrade its information systems are a strategic decision and often involve a large capital commitment requiring an extended approval process. Since inception, LanVision has experienced extended sales cycles. It is not uncommon for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter-to-quarter operating results. These agreements cover the licensing, implementation and maintenance of the system, which typically takes place in one or more phases. The licensing agreements generally provide for the licensing of LanVision’s proprietary software and third-party software with a perpetual or term license fee that is adjusted depending on the number of concurrent users or workstations using the software. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with LanVision’s ASP services solution, the application-hosting services agreements generally provide for utilizing LanVision’s software and third-party software on a fee per transaction or recurring subscription basis.

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

In 2002, LanVision entered into a five year Remarketing Agreement with IDX Information Systems Corporation, which was acquired by GE Healthcare, a unit of the General Electric Company in January 2006. Under the terms of the Remarketing Agreement, IDX was granted a non-exclusive worldwide license to distribute all LanVision workflow software including accessANYwaretm, codingANYwaretm, and ASPeN application-hosting services to IDX customers and prospective customers, as defined in the Remarketing Agreement.

Under the terms of a Remarketing Agreement with IDX, LanVision records this revenue when the products are made available to end-users, which is usually at the same time the royalty report is received from IDX. Royalties are remitted by IDX to LanVision based upon IDX sublicensing LanVision’s software to IDX’s customers. Thirty percent of the royalty is due 45 days following the end of the month in which IDX executes an end-user license agreement with its customer. The remaining seventy percent of the royalty is due from IDX, in varying amounts based on specific milestones, 45 days following the end of the month in which a milestone occurs.

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

Delays in anticipated sales or installations may have a significant impact on LanVision’s quarterly revenues and operating results, because substantial portions of the operating expenses are fixed.

The U.S. Department of Health and Human Services, in its National Health Expenditure Projections released in January 2003, believe that the health spending expenditures will reach $3.1 trillion in 2012, growing at an average annual rate of 7.3% during the forecasted period 2002-2012. As a share of the Gross Domestic Product, health spending is projected to reach 17.7% by 2012 up from its 2002 level of 14.1%. Total spending on healthcare was $1.9 trillion in 2004, over four times the amount spent on defense (source: National Coalition on Health Care). Hospital spending accounted for 28% of the growth in personal health spending between 1997 and 2000 and increased to 38% by 2002 — 2004. The federal Centers for Medicare and Medicaid Services projections indicate that by 2015, health spending will account for 20% of gross domestic product, up from 16% in 2005 and the growth in spending is projected to average 7.2% a year. In response to this growth, the healthcare industry is undergoing significant change as competition and cost-containment measures imposed by governmental and private payers have created significant pressures on healthcare providers to control healthcare costs while providing quality patient care. At the same time, the healthcare delivery system is experiencing a shift from a highly fragmented group of non-allied healthcare providers to integrated healthcare networks, which combine all of the services, products and equipment necessary to address the needs of healthcare customers. As a result, healthcare providers are seeking to cut costs, increase productivity and enhance the quality of patient care through improved access to information throughout the entire hospital or integrated healthcare network.

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

LanVision believes that the HIPAA regulations are an additional impetus for IDN’s to embrace LanVision products and services as a means of ensuring compliance with Federal Regulations. A Medical Records Institute survey of Electronic Health Records Trends and Usage reported that one of the more interesting findings indicated

that 83% of the respondents acknowledge that EMR systems can help improve workflow, 78% said that such systems can help improve clinical documentation, and 77% said EMRs will help improve patient safety.

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

In addition to mandated HIPAA regulations, the healthcare industry is being strongly encouraged by many professional medical organizations to make greater use of information technology. A report by the Institute of Medicine (IOM) of the National Academies, entitled To Err is Human: Building a Better Health System, envisioned a revamped system that, among other things, makes greater use of information technology to enable providers and institutions to move away from paper-based medical record systems to take advantage of new information technology. The American Medical Association, American Academy of Family Physicians, American College of Physicians, American Society of Internal Medicine, and the American College of Surgeons, issued a joint statement supporting the IOM recommendations.

Current Regulatory Matters

The U.S. Department of Health and Human Services (HSS) has asked the Institute of Medicine of the National Academy of Sciences to design a standardized model of an electronic health record, in a move that may help spur nationwide acceptance of EMR’s. The impact of such a change, if implemented by HSS, on current LanVision products and services is unknown at this time. However, LanVision believes that its software and systems are sufficiently flexible to accommodate changing regulatory requirements. Also, in 2004, President Bush put forth the goal of establishing EMR’s for most Americans within 10 years. According to a Wall Street Journal article dated April 27, 2004, a new national health-technology coordinator has been appointed who reports to the Secretary of HSS. His responsibility is specifically to create a plan to guide the highly fragmented industry toward an interoperable electronic medical records system. The HSS Secretary has also announced incentives for healthcare providers to speed up the conversion to electronic medical records, with possible regional grants, low-rate loans and various pilot programs. The Bush administration made $50 million available for electronic-records demonstration projects in 2004. The President’s 2005 budget doubled that amount to $100 million. As noted in a Wall Street Journal article dated July 21, 2004, “Putting such a system in place can cost a major hospital $20 million or more. HSS estimates that in the U.S., only about 13% of hospitals have adopted electronic health records for patients. As a result, the health-care industry lags far behind most other industries in using computers.” According to an October 30, 2005 Business Week Online article President Bush appointed David J. Brailer as national coordinator for Health Information Technology in the Health and Human Services Department. His task is to “give every American an electronic medical record of their health care by 2014, and link all the records into one giant medical Internet, called the National Health Information Network.” Dr. Brailer’s team “will build the network’s backbone and set the standards for swapping data.” Physicians and hospitals will have to pay for the computers, software, and other infrastructure, which according to Brailer is “estimated at up to $150 Billion over five years.”

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

(1) Electronic health records for all Americans that provide every patient and his or her caregivers the necessary information required for optimal care while reducing costs and administrative overhead.

(2) Computer-assisted clinical decision support to increase the ability of health care providers to take advantage of state-of-the-art medical knowledge as they make treatment decisions (enabling the practice of evidenced-based medicine).

(3) Computerized provider order entry — such as for tests, medicine, and procedures — both for outpatient care and within the hospital environment.

(4) Secure, private, interoperable, electronic health information exchange, including both highly specific standards for capturing new data and tools for capturing non-standard-compliant electronic information from legacy systems.”

LanVision’s current products and services can currently be used to implement some of the recommendations or provide interim solutions to some of the aspects recommended in items 1, 3 & 4 above, especially with regard to legacy, paper — based, medical information, order entry systems, other than medication, and security of exchanging health information.

Based on the Federal initiatives noted above, LanVision believes that its product and services are able to support these and other similar initiatives, and its products are currently available and installed at leading healthcare facilities throughout the U.S.

Regulations Relating to Confidentiality

Federal and state laws regulate the confidentiality of patient records and the circumstances under which such records may be released. These regulations govern both the disclosure and use of confidential patient health information. Regulations governing electronic health data privacy are continuing to evolve. The Health Insurance Portability and Accountability Act of 1996, enacted August 22, 1996, is designed to improve the efficiency of healthcare by standardizing the interchange of specified electronic data, and to protect the security and confidentiality of Protected Health Information (PHI). The legislation requires that covered entities comply with national standards for certain types of electronic health information transactions and the data elements used in such transactions, and adopt policies and practices to ensure the integrity and confidentiality of PHI.

Regulations adopted pursuant to HIPAA include rules addressing several areas. Compliance with the new Privacy Rule was required by most covered entities (other than small health plans) by April 2003. The final Privacy Rule also extended the scope of enforcement to PHI residing on non-electronic media, such as paper, as well as to email, oral and written communications. The regulations under the Security Rule were effective in April 2003, with a compliance date of April 2005. Small health plans have until April 2006 to comply with the Security Rule. The regulations issued to date have not had a material adverse affect on its business. LanVision cannot predict the potential impact of new or revised the regulations that have not yet been released or made final, or any other regulations that might be adopted. Congress may adopt legislation that may change, override, conflict with, or preempt the currently issued regulations. Additionally, legislation governing the dissemination of patient health information is also from time to time proposed and debated at the state level. These laws or regulations, when adopted, could restrict the ability of customers to obtain, use, or disseminate patient health information. LanVision believes that the features and architecture of LanVision’s products are such that it currently supports or should be able to make the necessary modifications to its products, if required, to ensure support of the HIPAA regulations, and other legislation or regulations.

However, if the regulations are unduly restrictive, this could cause delays in the delivery of new versions of products and adversely effect the licensing of LanVision’s products. Overall, LanVision believes the HIPAA regulations will continue to stimulate healthcare organizations to purchase computer-based EMR systems that automate the collection, use, and disclosure of patient health information, while maintaining appropriate security and audit controls over the information. However, there can be no assurance that an increase in the purchase of new systems or additional use of LanVision application-hosting services will occur.

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

Key Personnel

LanVision’s success depends, to a significant degree, on its management and technical personnel. LanVision must recruit, motivate and retain highly skilled managers, consulting and technical personnel, including application programmers, database specialists, consultants and system architects skilled in the technical environments in which LanVision’s products operate. Competition for such technical expertise is intense. Our failure to attract and retain qualified personnel could have a material adverse impact on the Company.

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

Warranties and Indemnities

LanVision’s products are very complex and may not be error free, especially when first released. Failure of any LanVision product to operate in accordance with its specifications and documentation could constitute a breach of the license agreement and require LanVision to correct the deficiency. If such deficiency is not corrected within the agreed upon contractual limitations on liability and cannot be corrected in a timely manner, it could constitute a material breach of a contract allowing the termination thereof and possibly subjecting LanVision to liability. Also, LanVision indemnifies its customers against third-party infringement claims. If such claims are made, even if they are without merit, they could be expensive to defend. If LanVision becomes liable to a third-party for infringement of their intellectual property, LanVision could be required to pay substantial amounts as damages, obtain a license to use the infringing technologies, develop its own noninfringing technologies, or cease using the infringing intellectual property.

Competition

Several companies historically have dominated the Healthcare Clinical Information System software market and several of these companies have either acquired, developed or are developing their own document imaging and workflow technologies. The industry is undergoing consolidation and realignment as companies position themselves to compete more effectively. Strategic alliances between vendors offering Medical Record Workflow and document imaging technologies and vendors of other healthcare systems are increasing. Barriers to entry to this market include technological and application sophistication, the ability to offer a proven product, a well-established customer base and distribution channels, brand recognition, the ability to operate on a variety of operating systems and hardware platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities. LanVision believes that these barriers taken together represent a moderate to high level barrier to entry. Foreign competition has not been a significant factor in the market, to date.

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

LanVision believes that its principal competitors are: American Management Systems, Incorporated; Cerner Corporation; Eclipsys Corporation; Hyland Software, Inc.; McKesson HBOC, Inc.; MedPlus, Inc. (a subsidiary of Quest Diagnostics Incorporated); Perceptive Vision, Inc.; Siemens Medical Solutions USA, Inc. (a subsidiary of Siemens AG); and SoftMed Systems, Inc.

The LanVision Solution

LanVision’s products and services streamline information flows and provide Medical Record Workflow, Patient Financial Services and other departmental Workflow solutions for the patient and other information access needs of hospitals and integrated healthcare delivery networks. LanVision’s systems enable medical and administrative personnel to rapidly and efficiently capture, store, manage, route, retrieve and process vast amounts of clinical, financial, patient and other information.

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

Expand Distribution Channels

LanVision estimates the total market for LanVision’s document management products and services could be in excess of $16 billion, and the market is less than 15% penetrated. A healthcare industry report stated that in order to comply with the HIPAA healthcare information electronic transmission regulations, healthcare systems will need to adjust existing systems or purchase new Information Technology systems, hire and retrain staff, and make significant changes to the current processes associated with maintaining patient privacy, the cost of which is estimated to be somewhere between three to four times the amount of expenditures required for Year 2000 remediation, or an amount in excess of $25 billion. LanVision strongly believes its highly evolved, secure and technologically advanced Web browser-based ASP solutions will position LanVision to take advantage of, what it continues to believe will be, significantly increasing market opportunities for LanVision and its distribution partners in the future.

As previously noted in 2002, LanVision entered into a five-year Remarketing Agreement with IDX (now GE Healthcare), which offers a wide variety of patient care products to integrated delivery networks, group practices, academic medical centers, radiological centers, and hospitals nationwide. IDX has installed its products at more than 2,600 customer sites with systems deployed to serve over 120,000 physicians. Under the terms of the Agreement, IDX was granted a non-exclusive worldwide license to distribute all LanVision applications and ASPeN services to IDX customers and prospective customers, as defined in the Agreement. IDX will sell LanVision’s Electronic Medical Record Workflow and document imaging products as an integrated component of the IDX clinical information systems, which IDX can remarket as an integrated solution with either IDX product Carecasttm or LastWord®.

It is LanVision’s intention to develop additional remarketing alliances with other Healthcare Information Systems, Medical Records management, and Medical Records outsourcing vendors and to explore other means of expanding LanVision’s distribution channels.

Application Service Provider Application-hosting Services

Beginning in 1998, LanVision began offering customers the ability to obtain its workflow solutions on an application-hosting basis as an ASP. LanVision established a hosting data center and installed LanVision’s suite of workflow products, called ASPeN within the hosting data center, which utilizes LanVision’s Web browser-based applications across an Internet/Intranet, to deliver high quality, transaction-based services to healthcare providers from a centrally located data center. ASPeN enables its healthcare customers to achieve enhanced patient care, improved security, and accessibility to patient records at significant cost savings with minimal up-front capital investment, maintenance, and support costs. Customers realize benefits more quickly with less economic risk. Customers are charged on a per transaction or subscription basis, which is an attractive alternative to purchasing an in-house system. This service is made possible through the advancement of Web browser-based technology, state-of-the-art communication technology and advanced software design.

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

LanVision believes only the most robust, flexible, dependable products will survive in the healthcare market, and LanVision has attempted to establish itself as a leader in document imaging/management and workflow applications through strong product development.

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

Systems and Services

LanVision’s systems employ an open architecture that supports a variety of operating systems, including Microsoft Windows XP, Windows 2000 and 2003, and UNIX. LanVision’s systems can be configured with various hardware platforms, including INTEL-compatible personal computers. LanVision’s systems include a user interface designed specifically by LanVision for physicians and other medical and administrative personnel in hospitals and integrated healthcare networks. LanVision’s systems operate on multiple imaging platforms, including Siemens and FileNet in addition to its own proprietary document imaging platform. LanVision’s Medical Record Workflow solutions incorporate advanced features, including workflow and security features, which allow customers to restrict direct access to confidential patient information, secure patient data from unauthorized indirect access and have audit trail features.

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

LanVision’s products and services were designed to be complementary with existing third-party HIS and ASP-based services, providing value-added functionality to these third-party applications, including the following:

•	the ability to gain seamless electronic access to medical records, business office documents and medical images (unstructured data);

•	workflow-based automated chart deficiency analysis and completion;

•	workflow-based automated release of information and billing;

•	workflow-based remote coding and seamless integration to third-party encoder and abstracter software;

•	workflow-based physician order routing for scheduling;

•	workflow-based financial screening and routing of patient financial ability to pay information;

•	computer aided data extraction solutions using OCR technology to scan, extract, verify, and input into existing information systems data;

•	EOB 835 processing for electronic filing of Explanation of Benefits documents, and

•	archival support for a legal/historical repository of patient information.

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

The accessANYware family of products is LanVision’s fifth-generation document-centric repository of historical health information that is complementary and can be seamlessly “bolted on” to existing transaction-centric clinical, financial and management information systems, allowing healthcare providers to aggressively move toward fully EMR’s. It allows authorized users to perform document searching, retrieval, viewing, processing, printing and faxing, as well as report generation ...all from a single login.

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

Financial Screening Workflow

Financial Screening Workflow — provides automatic creation and routing of documentation for patients that do not have the ability to pay that the hospital can use to qualify the patient for other assistance.

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

The Foundation Suite

The Foundation Suite is robust middleware architecture for document imaging/management infrastructure, built for maximum performance in high document volume settings and optimized for the healthcare industry. The features resident in the Foundation Suite were built around patient-oriented objects that result in more efficient code and rapid delivery to market of new applications. The Foundation Suite is designed in a reusable object-oriented environment, utilizing a 32-bit Windows-based architecture that provides the following essential document imaging/management functions: security, auditing, data access, printing/faxing, scheduling, data archiving migration and full problem diagnosis. The Foundation Suite offers the following unique enhanced security and auditing functions that facilitate HIPAA Compliance and are essential to integrated delivery networks in a multi-entity environment:

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

Product research and development expense was $2,733,293, $2,061,207, and $2,053,901 in 2005, 2004 and 2003, respectively. In addition, LanVision also capitalized approximately $1,450,000, $1,000,000, and $800,000 of software development expenditures in 2005, 2004, and 2003, respectively.

Existing Customers

LanVision’s customers include healthcare providers located throughout the United States. LanVision has implemented or is in the process of implementing one or more of its systems in the following representative list of healthcare institutions:

Albert Einstein Healthcare Network, Philadelphia, PA
Beth Israel Medical Center, New York, NY
Children’s Medical Center of Dallas, Dallas, TX
Christiana Care Health Services, New Castle, DE
Medical University Hospital Authority:
  Medical University of South Carolina, Columbia, SC
Memorial Sloan-Kettering Cancer Center, New York, NY
OhioHealth Corporation:
  Grant/Riverside Methodist Hospitals, Columbus, OH
ProMedica Health Systems, Toledo, OH
Stanford Hospital and Clinics, Palo Alto, CA
Texas Health Resources, Inc., Arlington, TX
UPMC Health System, Pittsburgh, PA

ASPeN Application-hosting Customers include:

Children’s Hospital, Cincinnati, OH
Children’s Hospital, Columbus, OH
Health Alliance of Greater Cincinnati, Cincinnati, OH
M. D. Anderson Cancer Center, Houston, TX
University of California, School of Medicine, San Francisco, CA
Pattie A. Clay Regional Medical Center, Richmond, KY
RevenueMed, Inc., Alpharetta, GA

IDX has also sublicensed LanVision’s suite of products to nine healthcare organizations.

In fiscal year 2005, Texas Health Resources, Inc., IDX Information Systems, and M. D. Anderson Cancer Center, accounted for 18%, 12% and 11%, respectively, of LanVision’s total revenues. In fiscal year 2004, IDX Information Systems, M. D. Anderson Cancer Center, and OhioHealth Corporation accounted for 21%, 13% and 13%, respectively, of LanVision’s total revenues. In fiscal year 2003, IDX Information Systems, M. D. Anderson Cancer Center, and OhioHealth Corporation accounted for 30%, 12% and 6%, respectively, of LanVision’s total revenues.

The small number of customers, the dependence on remarketing partner IDX, and extended sales cycles has contributed to variability in quarterly and annual operating results. LanVision expects that as its customer base continues to increase and sales through its Remarketing Agreements increase, the actions of any one customer will have less of an effect on its quarterly and annual operating results. The loss of a major customer or the remarketing partner IDX could have a material adverse effect on LanVision.

Signed Agreements — Backlog

See also ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Backlog, for an explanation of the current year backlog compared with the prior year backlog.

LanVision enters into master agreements with its customers to specify the scope of the system to be installed and/or services to be provided by LanVision, the agreed upon aggregate price and the timetable for implementation. The master agreement typically provides that LanVision will deliver the system in phases, thereby allowing the customer flexibility in the timing of its receipt of systems and to make adjustments that may arise based upon changes in technology or changes in customer needs. The master agreement also allows the customer to request additional components as the installation progresses, which additions are then separately negotiated as to price and terms. Historically, customers have ultimately purchased systems and services in addition to those originally contemplated by the master agreement, although there can be no assurance that this trend will continue in the future.

At January 31, 2006, LanVision has master agreements, purchase orders, or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services) that have not been delivered, installed which, if fully performed, will generate future revenues of approximately $4,159,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, LanVision has entered into application-hosting agreements, which are expected to generate revenues in excess of $4,784,000 through their respective renewal dates in fiscal years 2006 and 2007.

LanVision’s master agreements also generally provide for a limited initial maintenance period and require the customer to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2005, 2004, and 2003 were approximately $5,104,000, $5,220,000, and $4,712,000, respectively. Maintenance and support revenues are expected to increase in the future. At January 31, 2006, LanVision had Maintenance Agreements, purchase orders or royalty reports from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $3,533,000, through their respective renewal dates in fiscal year 2006 and 2007.

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

Employees

As of January 31, 2006, LanVision had 94 full-time employees. In addition, LanVision utilizes independent contractors to supplement its staff, as needed. None of LanVision’s employees are represented by a labor union or subject to a collective bargaining agreement. LanVision has never experienced a work stoppage and believes that its employee relations are good.

Copies of documents filed by LanVision Systems, Inc. with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, etc., and all amendments to those reports can be found at the website www.lanvision.com or www.streamlinehealth.net as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Copies can be downloaded free of charge from the LanVision web sites or directly from the Securities and Exchange Commission web site, http://www.sec.gov/cgi-bin/srch-edgar.

Also, copies of LanVision’s annual report on Form 10-K will be made available, free of charge, upon written request to the Company.

Item 1A	Risk Factors

See also, PART I, ITEM 1, Business.

The variability of quarterly operating results can be significant.

The Company’s future revenues and operating results may vary significantly from quarter to quarter as a result of a number of factors, many of which are outside the control of the Company. These factors include the relatively large size of customer agreements, unpredictability in the number and timing of system sales, length of the sales cycle, delays in installations and changes in customer’s financial condition or budgets.

The Company needs to manage its growth.

The Company is currently experiencing a period of growth and expansion which has placed, and could continue to place, a significant strain on the Company’s services and support operations, sales and administrative personnel and other resources. LanVision believes that it must expand the workforce to serve the needs of its existing and anticipated customer base. The Company’s ability to successfully expand its operations will depend, in large part, upon its ability to attract and retain highly qualified employees. The Company’s ability to manage its planned growth effectively also will require the Company to continue to improve its operational, management, and financial systems and controls, to train, motivate, and manage its employees and to increase its operating expenses in anticipation that such growth will increase future revenues.

The Company could be less profitable than expected.

Because of the relatively fixed operating expenses and overhead, the future profitability of the Company is dependent on increasing revenues which may not materialize as anticipated.

Sales have been concentrated in a small number of customers.

The Company’s revenues have been concentrated in a relatively small number of large customers, and the Company has historically derived a substantial percentage of its total revenues from a few customers. There can be no assurance that a customer will not cancel all or any portion of a master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of LanVision to procure additional agreements, could have a material adverse effect on LanVision’s business, financial condition, and results of operations. The Company’s major reseller could choose to discontinue reselling LanVision products, and significant customers could elect to discontinue using our products. The Company needs to ensure that the Company expands the distribution channels to reduce the reliance on a single major reseller and expand the customer base to ensure that the loss of a customer is not a significant loss in total revenues.

LanVision faces significant competition, including from companies with significantly greater resources.

The Company currently competes with more than eight other companies for the licensing of competitive software products and the related services. Most of these companies are larger than us, and have significantly more resources to invest in their business.

LanVision’s intellectual property rights are valuable, and any inability to protect them could reduce the value of LanVision’s products and services.

The Company trademarks and copyrights its intellectual property, which represents an important asset to the Company. LanVision does not have any patent protection on any of its software. The Company relies upon license agreements, employment agreements, confidentiality, nondisclosure agreements, etc. to maintain the confidentiality of LanVision’s proprietary information and trade secrets. If the Company fails to adequately protect the intellectual property through trademarks and copyrights, license agreements, employment agreements, confidentiality, nondisclosure agreements, etc., the intellectual property rights may be misappropriated by others, invalidated, or challenged, and our competitors could duplicate our technology or may otherwise limit any competitive technology advantage the Company may have. Also, the Company could be subject to intellectual property infringement claims as the number of software patents and copyrighted and trademarked materials are produced as our software functionality is expanded. Any claim, even if not meritorious, would be expensive to defend, and if the Company were to become liable for infringing third party intellectual property rights, the Company could be liable for substantial damage awards, and potentially be required to cease using the technology, produce noninfringing technology or obtain a license to use such technology.

Due to the rapid pace of technology change, the Company believes the future success is likely to depend upon continued innovation, technical expertise, marketing skills and customer support and services rather than on legal protection of our property rights. However, the Company intends to aggressively assert its intellectual property rights when necessary.

Rapid technology changes and short product life cycles could harm LanVision’s business.

The technology underlying LanVision’s product is subject to rapid change including the potential introduction of new products and technologies, which may have a material, adverse impact on its business, operating results, and financial condition. The Company needs to maintain an ongoing research and development program to continue to develop new products and apply new technologies to the existing products.

The impact of new or changes in existing federal, state, and local regulations governing healthcare information

Healthcare regulations issued to date have not had a material adverse affect on business. However, the Company cannot predict the potential impact of new or revised regulations that have not yet been released or made final, or any other regulations that might be adopted. Congress may adopt legislation that may change, override, conflict with, or preempt the currently issued regulations. Additionally, legislation governing the dissemination of patient health information is also from time-to-time proposed and debated at the state level. These laws or regulations, when adopted, could restrict the ability of customers to obtain, use, or disseminate patient health information. LanVision believes that the features and architecture of LanVision’s products are such that it currently supports or should be able to make the necessary modifications to its products, if required, to ensure support of the HIPAA regulations, and other legislation or regulations.

The loss of key personnel could adversely affect LanVision’s business.

LanVision’s success depends, to a significant degree, on its management and technical personnel. The Company must recruit, motivate, and retain highly skilled managers, consulting and technical personnel, including application programmers, database specialists, consultants, and system architects skilled in the technical environments in which our products operate. Competition for such technical expertise is intense.

LanVision software may not be error free and could result in claims of breach of contract and liabilities.

LanVision software products are very complex and may not be error free, especially when first released. Although The Company performs extensive testing, failure of any product to operate in accordance with its specifications and documentation could constitute a breach of the license agreement and require us to correct the deficiency. If such deficiency is not corrected within the agreed upon contractual limitations on liability and cannot be corrected in a timely manner, it could constitute a material breach of a contract allowing the termination thereof and possibly subjecting the Company to liability. LanVision’s license agreement generally limits our liability arising from such claims but such limits may not be enforceable in some jurisdictions or under some circumstances. A significant uninsured or under-insured judgment against the Company could have a material adverse impact on the Company.

The application-hosting services and support services could experience interruptions.

The Company performs hosting services for certain clients, including the storage of critical patient and administrative data. In addition, we provide support services to our clients through our client support facility. The Company has redundancies, such as backup generators and redundant telecommunications lines, built into its operations to prevent disruptions. However, complete failure of all generators or impairment of all telecommunications lines or severe casualty damage to the building or equipment inside the buildings housing our data center or client support facilities could cause a disruption in operations and adversely affect clients who depend on us for application hosting services. Any interruption in operations at our data center or client support facility could cause us to lose existing clients, impede our ability to obtain new clients, result in revenue loss, cause potential liability to our clients, and increase our operating costs.

Third party products are essential to LanVision’s software.

LanVision software incorporates software licensed from various vendors into its proprietary software. In addition, third-party, stand-alone software is required to operate our proprietary software. The loss of the ability to use these third party products, or ability to obtain substitute third party software at comparable prices, could have a material adverse affect on our ability to license our software.

The Company could be liable to customers or third parties.

The Company’s systems provide access to patient information used by physicians and other medical personnel in providing medical care. The medical care provided by physicians and other medical personnel are subject to numerous medical malpractice and other claims. The Company attempts to limit any potential liability of the Company to customers by limiting the warranties on its systems in the Company’s agreements with healthcare provider. However, such agreements do not protect the Company from third party claims by patients who may seek damages from any or all persons or entities connected to the process of delivering patient care. The Company maintains insurance, which provide limited protection from such claims, if they are successfully litigated. Although no such claims have been brought against the Company to date regarding injuries related to the use of our software solutions, such claims may be made in the future. A significant uninsured or under-insured judgment against the Company could have a material adverse impact on the Company.

The Company needs to continuously anticipate future events, such as changes in regulations that could affect its products, and the probability of natural disasters, catastrophes war, or terrorism etc.

The Company may not correctly anticipate such future events which could have a material adverse impact on the Company.

Item 2.	Properties

LanVision’s principal offices are located at 10200 Alliance Road, Suite 200, Cincinnati, OH 45242-4716. The offices consist of approximately 21,700 square feet of space under a lease that expires in July 2010. In addition, LanVision leases dedicated collocation high security data center space in the Cincinnati, OH area, for its ASPeN Services, application-hosting data center operations, which leases expire in June 2007, but has automatic renewal provisions. The current rental expense for all of these facilities approximates $340,000 annually.

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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and positions held by the Executive Officers of LanVision on April 5, 2006 are:

			Elected to
Name	Age	Position(1)	Present Position(2)

J. Brian Patsy	55	Chairman of the Board, President, Chief Executive Officer, and Director	1989
William A. Geers	52	Vice President Product Development and Chief Operating Officer	2004
Paul W. Bridge, Jr.	62	Chief Financial Officer, Treasurer and Corporate Secretary	2001

Donald E. Vick, Jr.	42	Controller, Assistant Treasurer and Assistant Secretary	2002

(1)	All current officers of LanVision hold office until their successors are elected and qualified or until any removal or resignation. Officers of LanVision are elected by the Board of Directors and serve at the discretion of the Board. For purposes of the descriptions of the background of LanVision’s Executive Officers, the term “Company” refers to both LanVision Systems, Inc. and its predecessor LanVision, Inc.

(2)	Represents date of election to Registrant or its predecessor.

J. Brian Patsy is a founder of the Company and has served as the President and a Director since LanVision’s inception in October 1989. Mr. Patsy was appointed Chairman of the Board and Chief Executive Officer in March 1996. Mr. Patsy has over 32 years of experience in the information technology industry.

William A. Geers joined the Company in 1996, as the Director, Indirect Operations, Sales & Marketing. In 2000, he was appointed Vice President Product Development. In December 2004, he was elected Vice President Product Development and Chief Operating Officer.

Paul W. Bridge, Jr. joined the Company in 1996, as Controller. In January 2001, he was appointed Chief Financial Officer. From 1993 until he joined LanVision, Mr. Bridge served as Controller of Cincom Systems, Inc., an international software development and marketing company. Mr. Bridge is a Certified Public Accountant (inactive).

Donald E. Vick, Jr. joined the Company in 1997, as Assistant Controller. In 2002, he was appointed Controller and Assistant Treasurer. In 2005 he was also appointed Assistant Secretary. Prior to joining LanVision, Mr. Vick served as Assistant Controller of Cincom Systems, Inc., an international software development and marketing company. Mr. Vick is a Certified Public Accountant.

There are no family relationships between any Director or Executive Officer and any other Director or Executive Officer of the Registrant.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

(a) The Company’s Common Stock trades on The Nasdaq Capital Market under the symbol LANV. The table below sets forth the high and low sales prices for LanVision Systems, Inc. Common Stock for each of the quarters in fiscal years 2005 and 2004, as reported by The Nasdaq Stock Market, Inc.

Fiscal Year 2005	High	Low

4th Quarter (November 1, 2005 through January 31, 2006)	$7.00	$3.51
3rd Quarter (August 1, 2005 through October 31, 2005)	6.38	2.53
2nd Quarter (May 1, 2005 through July 31, 2005)	3.25	2.65
1st Quarter (February 1, 2005 through April 30, 2005)	5.18	2.62

Fiscal Year 2004	High	Low

4th Quarter (November 1, 2004 through January 31, 2005)	$3.20	$2.46
3rd Quarter (August 1, 2004 through October 31, 2004)	3.85	2.50
2nd Quarter (May 1, 2004 through July 31, 2004)	3.42	2.38
1st Quarter (February 1, 2004 through April 30, 2004)	4.30	2.55

The market price of the Common Stock could be subject to significant fluctuations based on factors such as announcements of new products or customers by LanVision or its competitors, quarterly fluctuations in LanVision’s financial results or other competitors’ financial results, changes in analysts’ estimates of LanVision’s financial performance, general conditions in the healthcare information technology industry and conditions in the financial markets. In addition, the stock market, in general, has experienced price and volume fluctuations which have particularly affected the market price of high technology companies and which have been often unrelated to the operating performance of a specific company. Many technology companies, including LanVision, experience significant fluctuations in the market price of their equity securities. There can be no assurance that the market price of the Common Stock will not decline, or otherwise continue to experience significant fluctuations in the future.

(b) According to the stock transfer agent records, LanVision had 200 stockholders of record as of April 3, 2006. Because brokers and other institutions on behalf of stockholders hold many of such shares, LanVision is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. LanVision estimates that it has approximately 1,900 stockholders, based on information provided by the Company’s stock transfer agent from their search of individual participants in security position listings.

(c) LanVision has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

The following table sets forth consolidated financial data with respect to LanVision for each of the five years in the period ended January 31, 2006. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year(1)
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

INCOME STATEMENT DATA:
Total revenues	$16,127	$12,751	$12,804	$13,462	$10,939
Total operating expenses	14,389	11,815	10,450	10,574	8,920
Operating profit(2)	1,738	936	2,354	2,888	2,019
Net earnings (2) & (3)	2,551	558	1,019	1,012	210
Basic net earnings per share of Common stock	.28	.06	.11	.11	.02
Diluted net earnings per share of Common stock	.27	.06	.11	.11	.02
Shares used in computing basic per share data	9,121	9,068	8,997	8,934	8,890
Shares used in computing diluted per share data	9,425	9,233	9,207	9,197	9,074
BALANCE SHEET DATA:
Cash and cash equivalents	$4,634	$4,181	$6,227	$7,242	$7,865
Working capital	3,347	3,892	1,901	5,294	6,011
Total assets	16,433	11,993	15,290	15,337	13,509
Long-term debt, including current portion	2,000	2,000	1,000	3,000	5,000
Total stockholders’ equity	8,351	5,712	5,079	3,967	2,906
Cash dividends declared	—	—	—	—	—

(1)	All references to a fiscal year refer to the fiscal year of LanVision commencing February 1 of that calendar year and ending on January 31 of the following year.

(2)	Operating profit and net earnings in 2003 include reimbursement of $230,000 in legal expenses upon settlement of LanVision proprietary technology claims; and a $290,000 favorable change in the estimate for certain franchise tax liabilities as a result of the tax authority audit of certain prior year’s tax returns. Operating profit and net earnings in 2004 include a $300,000 reduction in reserves due to changes in estimates.

(3)	Net earnings in 2005, 2004 and 2003 include a tax benefit of $897,000, $420,000 and $558,000, respectively, relating to the reduction in the valuation allowances for the deferred tax assets relating to the net operating loss carry forward based upon reasonable future earnings before income tax projections.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

See also PART 1, ITEM 1, BUSINESS for general and specific descriptions of LanVision’s business.

See also PART 1, ITEM 1A RISK FACTORS for a general description of factors that affect LanVision’s business.

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

Under the terms of a Remarketing Agreement with IDX Information Systems Corporation, LanVision records this revenue when the products are made available to end-users, which is usually at the same time the royalty report is received from IDX. Royalties are remitted by IDX to LanVision based upon IDX sublicensing LanVision’s software to IDX’s customers. Thirty percent of the royalty is due 45 days following the end of the month in which IDX executes an end-user license agreement with its customer. The remaining seventy percent of the royalty is due from IDX, in varying amounts based on specific milestones, 45 days following the end of the month in which a milestone occurs.

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

Capitalized Software Development Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. LanVision capitalized approximately $1,450,000, $1,000,000, and $800,000 in 2005, 2004 and 2003, respectively.

Research and development expense, net of capitalized software development expenditures, was $2,733,293, $2,061,207, and $2,053,901 in 2005, 2004 and 2003, respectively.

Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense was approximately $800,000, $633,000, and $500,000 in 2005, 2004, and 2003, respectively.

LanVision reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization. LanVision believes that to replicate the existing software would cost significantly more than the stated net book value of $2,706,697 at January 31, 2006. Over the last three years, LanVision has spent approximately $10,100,000 in research and development, of which $3,250,000, or 32%, has been capitalized. Amortization of capitalized software expenditures during the last three years has amounted to approximately $1,933,000 or a net increase in capitalized software of approximately $1,317,000 during the last three years. Many of the programs related to capitalized software development continue to have great value to LanVision’s current products and those under development, as the concepts, ideas, and software code are readily transferable and are incorporated into new products.

Equity Awards

The Company is required to adopt the revised standards of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation, which requires the expensing the fair value of the equity award effective the first quarter of fiscal year 2006. The Company has determined that the impact on future earnings for existing outstanding equity awards is not material. However, future grants of equity awards could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

Income Taxes

The net income tax benefit was $867,361, $455,753, and $456,997, in 2005, 2004 and 2003, respectively. The net current deferred tax asset was $601,000 and the non-current deferred tax asset was $1,274,000 at January 31, 2006 and the net current deferred tax asset was $309,000 and the non current deferred tax asset was $669,000 at January 31, 2005. A key assumption in the determination of the book tax benefit or (provision) is the amount of the valuation allowance required to reduce the related deferred tax assets. A valuation allowance reduces the deferred tax assets to a level which will, more likely than not, be realized. Whether the deferred tax assets will be realized depends on the generation of future taxable income during the periods in which the deferred tax asset become deductible. The net deferred tax assets reflect management’s estimate of the amount which will, more likely than not, reduce future taxable income.

As of January 31, 2006, LanVision believes that a valuation allowance is required to reduce a portion of the deferred tax assets, primarily relating to certain net operating loss carry forwards, for the following reasons:

Although LanVision generated approximately $2,348,000 of earnings before income taxes during the three-year period ended January 31, 2006, there can be no assurance that LanVision will be able to neither achieve consistent profitability on a quarterly or annual basis nor be able to sustain or increase its revenue growth in future periods and believes historical operating results may not be indicative of the future performance of LanVision in the near or long-term. LanVision has incurred net losses as indicated by the carry forwards of approximately $28,000,000.

Based on the expenses associated with current and planned staffing levels, continued profitability and utilization of carry forwards to be evaluated as “more likely than not” is dependent upon increasing revenues.

LanVision’s backlog, and anticipated additions to the backlog, has been trending up over the past three years.

As of January 31, 2006, LanVision estimates that a valuation allowance of approximately $8,351,000 was required to reduce the deferred tax assets, primarily relating to loss carry forwards, to a level LanVision currently believes will be utilized to offset future earnings before income taxes based on the current backlog and forecasts over the next two years. The valuation allowance is required due to the inability to predict on a longer term basis that LanVision will “more likely than not” attain levels of profitability required to utilize additional carry forwards.

Contractual Obligations

	Payments by Fiscal Year
	Total	2006	2007	2008	2009	2010

Long-term debt	$2,000,000	$1,000,000	$1,000,000	$—	$—	$—
Capitalized leases	253,958	98,306	98,306	57,346	—	—
Operating leases	1,617,512	396,103	363,601	350,228	342,484	165,096

Total	$3,871,470	$1,494,409	$1,461,907	$407,574	$342,484	$165,096

Capitalized Leases

During fiscal year 2005, LanVision acquired additional computer equipment for the application-hosting services data center, which are accounted for as capitalized leases. The amount of the computer equipment leased assets is $267,237. The lease is payable monthly in installments of $8,192, through August 2008. The present value of the future lease payments upon lease inception was $267,237 using the interest rates implicit in the lease agreement at the inception of the lease.

Long-term Debt

In July 2004, the LanVision entered into a three year working capital term loan agreement. The long-term debt is secured by all of the assets of LanVision and the loan agreement restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, etc. without lender consent. The loan is repayable in two remaining annual installments, and interest is payable quarterly, at the bank prime rate (at year end 7.5%). Also,

LanVision is required to maintain a minimum cash balance equal to the balance of the loan through the earlier of the repayment or maturity of the loan on July 31, 2007. The loan balance at January 31, 2006 was $2,000,000, which is due and payable of not less than $1,000,000 by July 30, 2006 and $1,000,000 by July 30, 2007. The Company can prepay the loan at any time and intends to pay off this loan as soon as practicable.

LanVision complied with all of the provisions of its loan agreements during the year, except for two covenants relating to the Fixed Charge Coverage and the maximum capital expenditures at the end of the second quarter. The bank waived the requirements and subsequently removed all of such financial coverage covenants from the loan agreement.

In connection with the issuance of the long-term debt in 1998, LanVision issued Warrants to purchase 750,000 shares of Common Stock of LanVision at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.

Operating Leases

LanVision rents office and data center space and equipment under noncancelable operating leases that expire, at various times, during the next five fiscal years. The minimum payments, by year, are detailed in the Contractual Obligations table above.

Warranties and Indemnities

LanVision provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, LanVision’s estimated warranty liability might need to be increased. LanVision bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions which may be required to be granted to a customer which result from performance issues. LanVision’s ASPeN application-hosting services guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. LanVision’s standard agreements with its customers also usually include intellectual property infringement indemnifications provisions to indemnify them from and against third-party claims, and for liabilities, damages, and expenses arising out of LanVision’s operation of its business or any negligent act or omission of LanVision. To date LanVision has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third-party claims. At January 31, 2006 and 2005, LanVision has a warranty reserve in the amount of $250,000. Each contract is reviewed quarterly with the appropriate LanVision Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

Off Balance Sheet Arrangements

LanVision does not have any off balance sheet arrangements.

Results of Operations

The following table sets forth, for each fiscal year indicated, certain operating data as percentages:

Consolidated Statements of Income(1)

	Fiscal Year(2)
	2005	2004	2003

Systems sales	37.9%	23.2%	32.8%
Services, maintenance and support	43.1	56.4	52.0
Application-hosting services	19.0	20.4	15.2

Total revenues	100.0	100.0	100.0
Cost of sales	39.9	47.5	40.9
Selling, general and administrative(3)	32.4	29.0	24.7
Product research and development	16.9	16.2	16.0

Total operating expenses	89.2	92.7	81.6

Operating profit	10.8	7.3	18.4
Other income (expense), net	(0.3)	(6.5)	(14.0)
Income tax net benefit(4)	5.3	3.6	3.6

Net earnings	15.8%	4.4%	8.0%

Cost of systems sales	36.9%	78.6%	37.7%

Cost of services, maintenance and support	45.0%	39.0%	41.4%

Cost of application-hosting services	34.3%	35.3%	46.3%

(1)	Because a significant percentage of the operating costs are expensed as incurred, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past operations nor are they necessarily indicative of the future operations of LanVision in the near or long-term. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

(2)	All references to a fiscal year refer to the fiscal year commencing on February 1 of that calendar year and ending on January 31 of the following year.

(3)	Operating profit and net earnings in 2003 include reimbursement of $230,000 in legal expenses upon settlement of LanVision proprietary technology claims; and a $290,000 favorable change in the estimate for certain franchise tax liabilities as a result of the tax authority audit of certain prior year’s tax returns. Operating profit and net earnings in 2004 include a $300,000 reduction in reserves due to a change in estimates.

(4)	Net earnings in 2005, 2004, and 2003 include a tax benefit of $897,000, $420,000 and $558,000, respectively, relating to the reduction in the valuation allowances for the deferred tax assets relating to the net operating loss carry forward based upon reasonable future earnings before income tax projections.

Comparison of fiscal year 2005 with 2004

Revenues.  Total revenues for fiscal year 2005 were $16,126,808 compared with revenues of $12,750,658 in fiscal year 2004, an increase of approximately $3,376,000, or 26%. The increase was primarily due to approximately a 391% or $3,587,000 increase in software licensing revenues, and approximately $465,000, or 18% in application hosting revenues, substantially all of which was due to expansion of our systems at existing customers, offset by a decrease of approximately $439,000 in hardware and third party software revenues, and $236,000 in services, maintenance, support and other revenues.

Revenues from systems sales in fiscal year 2005 were $6,112,727, an increase of $3,147,465, or 106% of systems sales in fiscal year 2004 primarily resulting from the significant increase in software licensing revenues as discussed above.

Revenues from services, maintenance, and support in fiscal year 2005 were $6,950,182, a decrease of $236,122 over fiscal year 2004. Professional services revenues in fiscal year 2005 were $1,845,422, a decrease of $121,320, of the professional services revenues in fiscal year 2004. Maintenance and support revenues in fiscal year 2005 were $5,104,760, a decrease of $114,802, over maintenance and support revenues in fiscal year 2004. The decrease in professional services revenues was due to some delays in customer installations. The decrease in maintenance and support results from some discontinuation of support on some items by some customers.

Revenues from application-hosting services were $3,063,899 an increase of $464,807, or 18% over fiscal year 2004. The increase was due to increased revenues from existing customers. Application-hosting services revenues at some locations were usage based and fluctuations in admissions, length of stay, return patient visits, etc. affect the system usage and the corresponding application-hosting services revenues.

In fiscal year 2005, three customers accounted for 38% of the total revenues compared with 34% in fiscal year 2004, exclusive of our remarketing partners. Total revenues from Siemens were $382,594 in fiscal year 2005 compared with $451,255 in fiscal year 2004 and through IDX, $1,988,412 in fiscal year 2005 compared with $2,760,900 in fiscal 2004. A substantial portion of fiscal year 2005 revenues came from fulfillment of backlog and add-on business, primarily expansion and upgrades of systems for LanVision’s existing customers, and 15% came from resellers, compared with 25% in fiscal year 2004. The decrease in the percentage of revenues from resellers reflect the declining maintenance revenues from Siemens customers and less than expected new system revenues from IDX in 2005.

Cost of Sales.  Cost of sales consists of cost of systems sales, cost of services, maintenance and support, and cost of application-hosting services. Cost of systems sales includes amortization of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The cost of systems sales as a percentage of associated revenues in fiscal year 2005 and 2004 were 37% and 79%, respectively. The lower costs in 2005 reflect a significantly higher volume of LanVision software, with high margins when compared with 2004 when a greater portion of system sales included more hardware and third party software. Cost of services, maintenance, and support includes salaries and benefits for support and professional services personnel and the cost of third-party maintenance contracts. Cost of services, maintenance and support as a percentage of services, maintenance and support revenues in 2005 and 2004 were 45% and 39%, respectively. The higher relative cost reflects increased staffing necessary in providing the services. The cost of application-hosting services in 2005 and 2004 as a percentage of revenues was 34% and 35%, respectively, and represents primarily salaries and benefits, depreciation and the cost of the collocation high security application hosting data center. The decline in the relative cost percentage reflects higher revenues without a corresponding increase in costs as the operating costs are relatively fixed and additional clients do not require a corresponding large increase in operating costs.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related costs, travel and living expenses, tradeshows, etc. for selling and marketing activities and general corporate and administrative activities. In fiscal year 2005, selling, general, and administrative expenses were $5,218,303 compared with $3,701,443 in fiscal year 2004. The year-to-year increase is primarily attributable to increased sales and marketing staff as the Company expanded its staff to respond to increasing inquiries and sales opportunities, additional expenses for tradeshows, marketing collateral and market costs associated with the re-branding of the Company as “Streamline Health” to strengthen the focus on new market opportunities involving business process improvement via workflow automation technologies, and increased sales commissions and bonus expenses, resulting from increased revenues and operating profits.

Product Research and Development.  Product research and development expenses in fiscal year 2005 were $2,733,293 compared with $2,061,207 in fiscal year 2004. During 2005, LanVision increased its technical staff and added additional contractors to concentrate its development efforts primarily on its new products and new workflow technologies. LanVision capitalized approximately $1,450,000 in software development expenditures in fiscal year 2005, compared with $1,000,000 in 2004.

Operating Profit.  Operating profit in fiscal year 2005 was $1,738,322 compared with $935,893 in fiscal year 2004. The $802,429, or 85% increase, results primarily from an approximately $3,587,000 increase in high margin software licensing revenues discussed above notwithstanding the significant increases in operating expenses.

Other Income (Expense).  Interest income consists primarily of interest on cash balances. Interest expense in 2005 is related to the current term loan and capitalized leases. The 2004 interest expense includes approximately $784,000 in interest on the unpaid balance of the 1998 long-term debt, and additional interest on the unpaid long-term accrued interest payable relating to the 1998 long-term debt. The decrease in the interest expense in 2005 results primarily from the repayment of the 1998 high interest rate long-term debt and the accrued and unpaid accrued interest relating thereto in July 2004 and replacing it with significantly lower cost debt.

Provision for Income Taxes.  LanVision is in a tax loss carry forward position. The tax loss carry forward approximates $28,000,000, which begins to expire in 2013. LanVision also has an Alternative Minimum Tax credit carry forward of approximately $74,000, which has an unlimited carry forward period. The income tax provision in fiscal years 2005 and 2003 includes the Alternative Minimum Tax paid by the Company, as all income could not be offset against the Alternative Minimum Tax loss carry forward. In fiscal year 2005, 2004, and 2003 LanVision recorded a tax benefit in the amount of $897,000, $420,000, and $558,000, respectively, as a result of a reduction in the valuation allowance on the deferred tax assets relating primarily to the tax loss carry forward based on future earnings before income tax projections.

Net Earnings.  Net earnings in fiscal year 2005 were $2,551,072 compared with net earnings of $557,676 in fiscal year 2004. The increase results primarily from increased software revenues and partially offset by higher operating expenses, combined with lower interest expense for fiscal year 2005 as a result of the repayment of the high interest rate debt in July 2004 and the increased tax benefit, as a result of the adjustment of the deferred tax asset valuation allowance.

The increase in accounts and contract receivables, both current and non-current is due to the significant licensing revenues recorded in January 2006. The payment terms also include deferred payments due in fiscal 2007.

The increase in property and equipment, net is due to the relocation and expansion of the office facilities to accommodate the increased staff, and additional computer equipment for the Application-hosting data center in fiscal 2005.

The increase in accounts payable is due to the sale of third party hardware and software in January 2006, which was not paid for until fiscal 2006.

The increase in accrued compensation is due to an increase in accrued commissions on significantly increased fourth quarter revenues and increased accrued bonuses as a result of the Company meeting its annual Operating Profit threshold for the payment of bonuses in fiscal 2005. The Company paid no such Operating Profit bonuses in fiscal 2004 as the Operating Profit threshold was not met.

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

Other Income (Expense).  Interest income consists primarily of interest on cash balances. Interest expense in 2004 and 2003 is related primarily to interest on the unpaid balance of the 1998 long-term debt, additional interest on the unpaid long-term accrued interest payable relating to the 1998 long-term debt, and capitalized leases. The decrease in the interest expense in 2004 results primarily from the repayment of the 1998 high interest rate long-term debt and the accrued and unpaid accrued interest relating thereto in July 2004 and replacing it with significantly lower cost debt. The interest expense on the 1998 long-term debt decreased approximately $1,035,000 in 2004 when compared to 2003. Interest on the replacement working capital debt was approximately $100,000.

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

Backlog

At January 31, 2006, LanVision has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based application-hosting revenues), which have not been delivered, installed which, if fully performed, would generate future revenues of approximately $4,159,000 compared with $2,913,000 at January 31, 2005. The related products and services are expected to be delivered over the next two to three years. The increase in the backlog is the result of signing new agreements with existing customers late in the fourth quarter of 2005 for the expansion of their systems. In addition, customers contract for maintenance and support services on a monthly, quarterly, or annual basis. At January 31, 2006 LanVision had maintenance agreements, purchase orders, or royalty reports from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $3,533,000, compared with $2,242,000 at January 31, 2005, through their respective renewal dates in fiscal year 2006 and 2007. The increase results from the addition of new customers. In 2005, maintenance and support revenues approximated $5,104,000 compared with $5,220,000 in 2004 and are expected to increase in fiscal year 2006. At January 31, 2006, LanVision has entered into application-hosting agreements, which are expected to generate revenues in excess of $4,784,000 through their respective renewal dates in fiscal years 2006 and 2007. The application-hosting backlog is higher than the $2,148,000 in 2004 as the multi year agreements were renewed, the most significant of which was renewed during the first quarter of fiscal 2005.

Revenues from the IDX Remarketing Agreement for the last three years amounted to approximately $8,654,000, or 21% of the total revenues for the last three fiscal years. LanVision relies on IDX for a significant amount of its revenues, the loss of which would have a material adverse affect on future results of operations.

LanVision believes a greater percentage of its future revenues will come from remarketing agreements with, IDX, and other HIS related vendors. LanVision continues to actively pursue remarketing agreements with other companies.

LanVision believes the large HIS vendors, hospitals and integrated healthcare delivery networks now have a better understanding of the valuable role the EMR plays in providing a truly Computerized Patient Record and the benefits of such systems in developing advanced workflow solutions. As more healthcare providers become aware of and better understand the significant economic and operating benefits of the EMR and other imaging/management and workflow applications, LanVision believes the future demand for its products and services will increase.

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

Since commencing operations in 1989, LanVision has incurred substantial cumulative operating losses. Although LanVision achieved operating profitability during the last six years, LanVision incurred net losses in most fiscal years prior to fiscal year 2000. Based upon the expenses associated with current and planned staffing levels, continued profitability is dependent upon increasing revenues. Although the Company believes that it can continue to be profitable, there can be no assurance that LanVision will be able to neither achieve consistent profitability on a quarterly or annual basis nor be able to sustain or increase its revenue growth in future periods and believes historical operating results may not be indicative of the future performance of LanVision in the near or long-term.

Liquidity and Capital Resources

During the last five fiscal years, LanVision has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, and a $3,500,000 2004 bank loan. LanVision’s liquidity is dependent upon numerous factors to include: the timing and amount of revenues and collection of contractual amounts from customers, amounts invested in research and development, capital expenditures, and the level of operating expenses, all of which can vary significantly from quarter-to-quarter.

LanVision’s customers typically have been well-established hospitals or medical facilities or major HIS companies that resell LanVision’s products which have good credit histories and payments have been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments.

LanVision has no significant obligations for capital resources, other than its $2,000,000 of long-term debt, the noncancelable operating leases of approximately $1,618,000 payable over the next five years and capitalized leases of approximately $254,000, payable over the next three years. Capital expenditures for property and equipment in 2006 are not expected to exceed $500,000.

During the last three years, LanVision has expended approximately $1,566,000 for capital expenditures, increased its sales and marketing expenses, product research and development and support and consulting expenses, and made net debt and deferred interest repayments of approximately $6,625,000. This resulted in significant net cash outlays over the last three years. Although LanVision reduced staffing levels and related expenses during 2003 and 2004, the stringent expense controls and reduced staffing, caused by the necessity to retire the long-term debt, hampered the growth of revenues in fiscal year 2003 and 2004. Accordingly, to continue to achieve increasing revenues and profitability it was necessary for the Company to significantly increase the sales and marketing expenses in fiscal 2005 and will continue to do so in 2006. The Company believes that this strategic initiative to expand sales and marketing should produce improved results in late 2006 and beyond as the expanded sales and marketing efforts begin to produce results. However, there can be no assurance LanVision will be able to do so.

At January 31, 2006, LanVision had cash of $4,634,219. Under the terms of its loan agreement, as amended, LanVision has agreed to maintain a minimum cash balance equal to the balance of the long term debt (currently

$2,000,000, of which $1,000,000 is repayable on July 31, 2006) through the earlier of the repayment or maturity of the loan on July 31, 2007. The current loan can be repaid at any time without penalty.

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

LanVision believes that its present cash position, combined with cash generation currently anticipated from operations, will be sufficient to meet anticipated cash requirements for the short term. However, continued expansion of the Company in 2006 will require additional resources. The Company may need to refinance its current debt, obtain an additional infusion of capital, or a combination of both, depending on the extent of the expansion of the Company and future revenues. However, there can be no assurance LanVision will be able to do so.

To date, inflation has not had a material impact on LanVision’s revenues or expenses.

Net cash provided by operations in fiscal 2005 exceeded $2,700,000, down from approximately $3,200,000 in the prior fiscal year primarily because of the increase in receivables resulting from increased fourth quarter revenues. Cash was used in fiscal 2004 primarily for financing activities, primarily the repayment of debt. Future cash flow from operations is dependent upon revenues and the terms and conditions relating to the timing of payments of new agreements. In 2006, the Company intends to invest in additional operating expenses which will reduce the amount of cash flow from operations available for investing and financing activities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

LanVision currently invests its cash balances, in excess of its current needs in an interest bearing account. LanVision does not invest for the purposes of trading in securities. Additionally, LanVision does not have any significant market risk exposure at January 31, 2006.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE COVERED BY REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
LanVision Systems, Inc.

We have audited the accompanying consolidated balance sheets of LanVision Systems, Inc. as of January 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2006. Our audits also included the financial statement schedule of LanVision Systems, Inc. listed in item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LanVision Systems, Inc. at January 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

Cincinnati, Ohio

March 13, 2006	/s/ Ernst & Young LLP

CONSOLIDATED BALANCE SHEETS

	January 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents (restricted by the long-term debt agreement)	$4,634,219	$4,181,073
Accounts receivable, net of allowance for doubtful accounts of $200,000, respectively	2,117,495	1,901,846
Contract receivables	2,268,913	1,404,364
Other, including deferred taxes of $601,000 and $309,000, respectively	967,731	686,116

Total current assets	9,988,358	8,173,399
Property and equipment:
Computer equipment	2,120,321	1,501,796
Computer software	989,556	832,304
Office furniture, fixtures and equipment	736,858	537,137
Leasehold improvements	522,863	37,504

	4,369,598	2,908,741
Accumulated depreciation and amortization	(2,666,784)	(1,996,129)

	1,702,814	912,612
Contract receivables	728,541	—
Capitalized software development costs, net of accumulated amortization of $4,033,232 and $3,233,228, respectively	2,706,697	2,056,701
Other, including deferred taxes of $1,274,000 and $669,000, respectively	1,306,741	850,523

	$16,433,151	$11,993,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,055,539	$886,090
Accrued compensation	1,139,587	276,292
Accrued other expenses	744,112	719,135
Deferred revenues	2,617,184	2,231,442
Current portion of capitalized leases	84,951	168,121
Current portion of long-term debt	1,000,000	—

Total current liabilities	6,641,373	4,281,080
Capitalized leases	147,051	—
Long-term debt	1,000,000	2,000,000
Other	293,409	—
Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,159,541 and 9,084,535 shares issued, respectively	91,595	90,845
Capital in excess of par value	35,090,302	35,002,961
Accumulated (deficit)	(26,830,579)	(29,381,651)

Total stockholders’ equity	8,351,318	5,712,155

	$16,433,151	$11,993,235

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2005	2004	2003

Revenues:
Systems sales	$6,112,727	$2,965,262	$4,208,755
Services, maintenance and support	6,950,182	7,186,304	6,651,953
Application-hosting services	3,063,899	2,599,092	1,942,826

Total revenues	16,126,808	12,750,658	12,803,534
Operating expenses:
Cost of systems sales	2,256,046	2,331,176	1,584,955
Cost of services, maintenance and support	3,130,374	2,804,202	2,752,500
Cost of application-hosting services	1,050,470	916,737	900,287
Selling, general and administrative	5,218,303	3,701,443	3,158,239
Product research and development	2,733,293	2,061,207	2,053,901

Total operating expenses	14,388,486	11,814,765	10,449,882

Operating profit	1,738,322	935,893	2,353,652
Other income (expense):
Interest income	93,322	70,344	61,443
Interest expense	(147,933)	(904,314)	(1,852,926)

Earnings before income taxes	1,683,711	101,923	562,169
Income tax benefit	867,361	455,753	456,997

Net earnings	$2,551,072	$557,676	$1,019,166

Basic net earnings per common share	$.28	$.06	$.11

Number of shares used in basic per common share computation	9,121,369	9,067,816	8,996,734

Diluted net earnings per common share	$.27	$.06	$.11

Number of shares used in diluted per common share computation	9,425,050	9,233,320	9,207,241

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

	Convertible		Capital in		Total
	redeemable	Common	excess of	Accumulated	stockholders’
	preferred stock	stock	par value	(deficit)	equity

Balances at January 31, 2003	$—	$89,590	$34,835,639	$(30,958,493)	$3,966,736
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	710	92,408	—	93,118
Net earnings	—	—	—	1,019,166	1,019,166

Balances at January 31, 2004	—	90,300	34,928,047	(29,939,327)	5,079,020
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	545	74,914	—	75,459
Net earnings	—	—	—	557,676	557,676

Balances at January 31, 2005	—	90,845	35,002,961	(29,381,651)	5,712,155
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	750	87,341	—	88,091
Net earnings	—	—	—	2,551,072	2,551,072

Balances at January 31, 2006	$—	$91,595	$35,090,302	$(26,830,579)	$8,351,318

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2005	2004	2003

Operating activities:
Net earnings	$2,551,072	$557,676	$1,019,166
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,470,659	1,147,149	1,034,499
Net deferred income taxes	(897,000)	(420,000)	(558,000)
Change in allowance for doubtful accounts	—	(200,000)	—
Increase in long-term accrued interest	—	—	1,501,800
Cash provided by (used for) assets and liabilities:
Accounts, contract and installment receivables	(1,808,739)	2,252,869	(351,377)
Other assets	10,385	(18,371)	(31,741)
Accounts payable	169,449	248,868	(84,180)
Accrued expenses	888,272	(197,769)	(507,623)
Deferred revenues	385,742	(126,089)	137,148

Net cash provided by operating activities	2,769,840	3,244,333	2,159,692

Investing activities:
Purchases of property and equipment	(867,620)	(374,818)	(323,319)
Capitalization of software development costs	(1,450,000)	(999,996)	(800,000)
Other	116,191	(135,773)	61,566

Net cash (used for) investing activities	(2,201,429)	(1,510,587)	(1,061,753)

Financing activities:
Proceeds from issuance of long-term debt	—	3,500,000	—
Repayment of long-term debt	—	(2,500,000)	(2,000,000)
Repayment of long-term accrued interest	—	(4,635,169)	—
Payment of capitalized leases	(203,356)	(220,199)	(206,051)
Exercise of stock options and stock purchase plan	88,091	75,459	93,118

Net cash (used for) financing activities	(115,265)	(3,779,909)	(2,112,933)

Increase (Decrease) in cash and cash equivalents	453,146	(2,046,163)	(1,014,994)
Cash and cash equivalents at beginning of year	4,181,073	6,227,236	7,242,230

Cash and cash equivalents at end of year	$4,634,219	$4,181,073	$6,227,236

Supplemental cash flow disclosures:
Interest paid	$148,338	$5,517,465	$307,177

Income taxes paid (refund)	$(27,972)	$49,615	$70,830

Leasehold improvements (included in property and equipment) paid for by the landlord as a lease inducement	$326,000	$—	$—

Capital Lease	$267,237	$—	$—

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the fourth quarter of fiscal year 2004, LanVision recorded a $300,000 favorable change in the estimate for the allowance for doubtful accounts and miscellaneous reserves. In the fourth quarter of fiscal year 2003, LanVision recorded a $290,000 favorable change in the estimate for certain franchise tax liabilities as a result of the tax authority audit of certain prior year’s tax returns. In fiscal years 2003, 2004 and 2005, the Company made certain estimates of its future earnings before income taxes in determining the amount of the valuation allowance required for the deferred income tax assets relating to the net operating loss carry forward. (See Note 4.)

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and overnight deposits. The long-term debt agreement (See Note 3) requires LanVision to maintain a minimum cash balance equal the balance of the loan through the earlier of the repayment or maturity of the loan in July, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables

Accounts and contract receivables are comprised of amounts owed LanVision for licensed software, professional services, including maintenance services and application-hosting activities and are net of an allowance for doubtful accounts of $200,000 at January 31, 2006 and January 31, 2005, respectively. Contracts with individual customers and resellers determine when receivables are due. In determining the allowance for doubtful accounts, each unpaid receivable is reviewed quarterly with the appropriate LanVision Client Manager to determine the payment status based upon the most currently available information as to the status of the receivables, the customer comments, if any, and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by LanVision to resolve open issues related to unpaid receivables. During these quarterly reviews, LanVision determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its customers or resellers to make required payments.

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

Other Current Assets

Other current assets are primarily: prepaid insurance, commissions, maintenance, deposits, deferred Federal income tax assets relating to the net operating loss carryforward and prepaid expenses related to future revenues. (See Note 4).

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line depreciation, over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Computer equipment and software	3-4 years
Office equipment	5 years
Office furniture and fixtures	7 years
Leasehold improvements	Life of lease

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2005, LanVision entered into a sixty-six month operating lease for office space. In connection with the lease, the property owned provided certain lease inducements to the company, including a $326,000 build out allowance and use of the premises for six months rent free. The company has accounted for the value of these inducements by recording the build out allowance as a leasehold improvement with a corresponding lease incentive liability. The total amount of the lease payments are amortized as rent expense on a straight line basis over the term of the lease. The leasehold improvement asset and the lease incentive liability are each amortized on a straight line basis over the term of the lease to depreciation and as an offset to rent expense, respectively.

Any timing differences between the actual monthly lease payments and the straight line rent expense is recorded an adjustment to the lease incentive liability.

Depreciation expense for 2005, 2004, and 2003 was $670,655, $514,149, and $534,499, respectively.

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

Capitalized Software Development Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. LanVision capitalized approximately $1,450,000, $1,000,000, and $800,000 in 2005, 2004 and 2003, respectively.

Research and development expense, net of capitalized amounts, was $2,733,293, $2,061,207, and $2,053,901 in 2005, 2004 and 2003, respectively.

Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense was approximately $800,000, $633,000, and $500,000 in 2005, 2004, and 2003, respectively.

Other non-current assets

Other non-current assets at January 31, 2006 and 2005 consist primarily of deferred tax assets relating to the net operating loss carry forwards (See Note 4).

Accrued Other Expenses

Accrued other expenses at January 31, 2006, and 2005 include warranty reserves, accrued franchise and property taxes, professional fees and other similar liabilities.

Income Taxes

The provisions for income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Options and Stock Appreciation Rights

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of financial accounting and reporting for stock-based compensation plans. LanVision elected to continue to account for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, has adopted the disclosure only provisions of Statement 123. At January 31, 2006 LanVision had two stock-based compensation plans, which are more fully disclosed in Note 7 of the Notes to Consolidated Financial Statements. No stock-based compensation cost is reflected in the net earnings, as all options granted under the plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant. The table below illustrates the effect on net earnings and earnings per share as if LanVision had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, to stock-based employee compensation.

The Company is required to adopt the revised standards of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation, effective the first quarter of fiscal year 2006, which requires expensing the fair value of the equity awards. Based on the number of stock-based compensation equity awards currently outstanding, the impact on operating expense in fiscal year 2006 is not expected to be material in amount. However, future grants of equity awards could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

Pro forma information regarding the net earnings and net earnings per common share is required by the current Statement 123, and has been determined as if LanVision had accounted for its stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal year 2005 risk-free interest rate of 4.25%, 2004 risk-free interest rate of 4.25%, and 2003 risk-free interest rate of 2.50%; a dividend yield of zero percent; a volatility factor of the expected market price of LanVision’s Common Stock of .842 in 2005, .864 in 2004, and .916 in 2003 and a weighted average expected life of the options of five years.

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

	Fiscal Year
	2005	2004	2003

Net earnings, as reported	$2,551,072	$557,676	$1,019,166
Deduct: Total stock based compensation expense determined under the fair value based method for all awards, net of related tax effects	(74,227)	(66,503)	(26,691)

Pro forma net earnings	$2,476,845	$491,173	$992,475

Earnings per share:
Basic — as reported	$.28	$.06	$.11

Basic — pro forma	$.27	$.06	$.11

Diluted — as reported	$.27	$.06	$.11

Diluted — pro forma	$.26	$.06	$.10

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

The following is the calculation of the basic and diluted net earnings per share of common stock.

	Fiscal Year
	2005	2004	2003

Net earnings	$2,551,072	$557,676	$1,019,166

Average shares outstanding used in basic per common share computations	9,121,369	9,067,816	8,996,734
Stock options	631,271	287,352	404,049
Warrants assumed converted	750,000	—	—
Assumed treasury stock buyback	(1,077,590)	(121,848)	(193,542)
Convertible redeemable preferred stock assumed converted	—	—	—

Number of average shares used in diluted per common share computation	9,425,050	9,233,320	9,207,241

Basic net earnings per share of common stock	$.28	$.06	$.11

Diluted net earnings per share of common stock	$.27	$.06	$.11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The diluted earnings per share for the fiscal year 2005, exclude the effect of 40,000 outstanding Stock Options because the inclusion would be antidilutive.

The diluted earnings per share for the fiscal year 2004, exclude the effect of 249,589 outstanding Stock Options and the 750,000 Warrants because the inclusion would be antidilutive.

The diluted earnings per share for the fiscal year 2003, exclude the effect of 141,928 outstanding Stock Options and the 750,000 Warrants because the inclusion would be antidilutive.

2.	Operating Leases

LanVision rents office and data center space and equipment under noncancelable operating leases that expire at various times through fiscal year 2010. Future minimum lease payments under noncancelable operating leases for the next five fiscal years are approximately as follows: 2006, $396,000; 2007, $363,000; 2008, $350,000; 2009, $342,000; 2010, $165,000 each year. Rent expense was approximately $287,000, $253,000, and $229,000 for fiscal years 2005, 2004, and 2003, respectively. In February 2005, LanVision entered into a sixty-six month lease for office space. In connection with the lease, the property owner provided a $326,000 build out allowance. As a further inducement to rent the facilities, the owner provided the Company with the use of the premises for six months rent free. The Company pays a base rent and a proportional amount of the building operating expenses, currently estimated at approximately $285,000 per year. The Lease has no renewal provisions and predetermined increases in the base rent in 2007 and again in 2009.

3.	Long-term Debt and Capitalized Leases

In July 2004, LanVision entered into a three-year working capital term loan agreement. The long-term debt of $2,000,000 is secured by all of the assets of LanVision and the loan agreement restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, etc. without lender consent. The loan is repayable in two remaining annual installments, which are due and payable of not less than $1,000,000 by July 30, 2006 and $1,000,000 by July 30, 2007 and interest is payable quarterly, at the bank prime rate (at year-end 7.5%). In addition, LanVision is required to maintain a minimum cash balance equal to the amount of the loan through the earlier of the repayment or maturity of the loan on July 30, 2007. LanVision complied with all of the provisions of its loan agreements during the period, except for two covenants relating to the Fixed Charge Coverage and the maximum capital expenditures at the end of the second quarter. The bank waived the requirements and subsequently removed all of such financial coverage covenants from the loan agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is an analysis of the assets under capital lease at the fiscal year end:

	2005	2004

Computer equipment	$267,237	$372,705
Software	—	196,799
Other	—	84,626

Total	267,237	654,130
Accumulated depreciation	(22,270)	(405,705)

	$244,967	$248,425

Total depreciation and amortization expense on assets under capital leases was $164,646 in 2005, $156,525 in 2004, and $181,895 in 2003.

Total obligations under capital leases are as follows: $98,306 in 2006, $98,306 in 2007, and $57,346 in 2008. The total obligations of the minimum lease payments, less the amount representing interest of $21,956 is reflected in the balance sheet as a current obligation of $84,951 and a non-current obligation of $147,051.

4.	Income Taxes

In 2005 and 2003, LanVision was subject to Alternative Minimum Taxes.

The income tax benefit (provision) for income taxes differs from the Federal statutory rate as follows:

	Fiscal Year
	2005	2004	2003

Federal tax (expense) benefit at Statutory rate	$(572,461)	$(35,673)	$(196,759)
Current state and local taxes, net of federal benefit	(2,673)	16,549	(50,642)
Change in valuation allowance	1,384,351	(1,341,759)	2,195,324
Non-deductible interest	—	1,797,251	(525,630)
Net operating loss carry forward adjustment	—	—	(888,822)
Other	58,144	19,385	(76,474)

	$867,361	$455,753	$456,997

Income taxes consist of the following:

	Fiscal Year
	2005	2004	2003

Federal tax expense:
Current	$(25,589)	$10,293	$(23,091)
Deferred	881,882	412,921	548,595

	856,293	423,214	525,504

State tax expense:
Current	(4,050)	25,460	(77,911)
Deferred	15,118	7,079	9,404

	11,068	32,539	(68,507)

Federal and state income tax benefit	$867,361	$455,753	$456,997

During fiscal year 2003, LanVision determined that a portion of the Federal net operating loss carry forward would not be recognized totaling $2,058,394 ($888,822 tax-benefit). An adjustment of $888,822 was required to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LanVision provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences are as follows:

	Fiscal Year
	2005	2004

Temporary items:
Net operating loss carry forwards	$9,827,661	$10,274,019
Accounts payable and accrued liabilities	299,080	392,993
Property and equipment	25,345	—
Other	73,597	48,008

	10,225,683	10,715,020
Less valuation allowance	(8,350,683)	(9,735,034)

Net deferred tax assets	1,875,000	979,986
Deferred tax liabilities:
Equipment	—	(1,986)

Net deferred tax asset	$1,875,000	$978,000

In all fiscal years prior to 2003, LanVision established a full valuation allowance against all of the deferred tax assets. As of January 31, 2006, LanVision reduced the valuation allowance for the deferred tax assets primarily related to the carry forward by $1,875,000 based upon reasonable future earnings before income tax projections. A valuation allowance of $8,350,683 is still required to reduce the deferred tax assets, primarily relating to loss carry forwards, to a level currently believed will be utilized to offset future earnings before income taxes based upon the current backlog and forecasts over the next two years. The valuation allowance is required due to the inability to predict on a longer term basis that LanVision will “more likely than not” attain levels of profitability required to utilize additional loss carry forwards.

At January 31, 2006, LanVision had a net operating loss carry forward of approximately $28,000,000, which begins to expire in 2013. LanVision also has an Alternative Minimum Tax credit carry forward of approximately $74,000, which has an unlimited carry forward period. Certain changes in stock ownership can result in a limitation on the amount of net operating loss carry forward that can be utilized each year.

5.	Retirement Plan

LanVision has established a 401(k) retirement plan that covers all employees. Company contributions to the plan may be made at the discretion of the Board of Directors. To date, no Company contributions have been made to the plan. However, effective February 1, 2006, the Company began to match 100% up to the first 4% of compensation deferred by each employee in the 401(k) plan.

6.	Major Customers

During fiscal year 2005, three customers, exclusive of our remarketing partners, accounted for 18%, 11%, and 10% of total revenues. During fiscal year 2004, three customers, exclusive of our remarketing partners, accounted for 13%, 13%, and 7% of total revenues. During fiscal year 2003, three customers, exclusive of our remarketing partners, accounted for 12%, 6%, and 5% of total revenues. At January 31, 2006 and 2005, 60% and 40%, respectively, of LanVision’s accounts receivable were due from three customers excluding remarketing partners. At

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 31, 2006 and 2005 approximately, 6% and 30%, respectively, of LanVision’s accounts receivables were due from remarketing partners.

7.	Stock Compensation Plans

LanVision’s 1996 Employee Stock Option Plan authorized the grant of options to employees for LanVision’s Common Stock. The options granted have terms of ten years or less and generally vest and become fully exercisable ratably over three years of continuous employment from the date of grant. At January 31, 2006, options to purchase 421,167 shares of LanVision’s Common Stock have been granted and are outstanding under the Plan. No more options can be granted under this Plan.

LanVision’s 1996 Non-Employee Directors Stock Option Plan authorized the grant of options for shares of LanVision’s Common Stock. The options granted have terms of ten years or less, and vest and become fully exercisable ratably over three years of continuous service as a Director from the date of grant. At January 31, 2006, options to purchase 15,000 shares of LanVision Common Stock have been granted and are outstanding under the Plan. No more options can be granted under this Plan.

In May 2005, the shareholders approved the 2005 Incentive Compensation Plan which authorizes the Company to issue up to 1,000,000 equity awards (Stock Options, Stock Appreciation Rights (“SAR’s”), and Restricted Stock) to directors and employees of the Company. At January 31, 2006, Options to purchase 40,000 shares of LanVision Common Stock have been granted and 25,000 performance based SAR’s have been granted and are outstanding under the Plan.

SAR’s are settled in Common Stock of the Company. Upon exercise of the SAR, the holder is entitled to receive shares of Common Stock equal to an amount determined by multiplying:

(a) The difference between the fair market value of a share of common stock of the Company on the date of exercise over the price at the date of grant; by

(b) The number of shares with respect to which the SAR is exercised.

A summary of LanVision’s stock option activity and related information is as follows:

	Fiscal Year
	2005		2004		2003
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		Exercise
	Options	price	Options	price	Options	Price

Outstanding — beginning of year	536,942	$3.01	545,977	$2.90	555,278	$2.80
Granted	50,000	2.91	30,000	2.67	47,500	2.05
Exercised	(63,000)	.97	(33,035)	1.20	(52,967)	1.11
Forfeited	(47,775)	8.08	(6,000)	1.21	(3,834)	—

Outstanding — end of year	476,167	2.76	536,942	3.01	545,977	2.90

Exercisable — end of year	430,833	$2.78	475,275	$3.10	495,146	$3.00

Weighted average fair value of options granted during year	$2.91		$1.87		$1.72

The following table summarizes the options as of January 31, 2006:

Options		Weighted average		Approximate
Outstanding	Exercisable	exercise price		remaining life in years

476,167	430,833	$2.78	(1)	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The exercise prices range from $0.53 to $14.50, of which 30,000 shares are between $10.40 and $14.50 per share, 48,500 shares are between $3.27 and $7.38 per share, 302,000 shares are between $1.38 and $2.87 per share and 95,667 shares are between $0.53 and $0.88 per share.

A summary of LanVision’s Stock Appreciation Rights is as follows:

2005

Outstanding — beginning of year	—
Granted	25,000
Exercised	—
Forfeited	—

Outstanding — end of year	25,000

Weighted average grant price	$6.78

The SAR’s vest when certain performance criteria are met. The performance objectives are such that the recipient earns 100% or 0% of the number of SAR’s granted. Performance based SAR expense is recognized over the performance period based on the stock price at each reporting date, when satisfaction of the performance criteria is deemed probable. As the performance criteria as of January 31, 2005 was not deemed probable, no expense was recognized in 2005.

The 1996 Employee Stock Option Plan and the 2005 Incentive Compensation Plan contains change of control provisions whereby any outstanding equity awards under the plans subject to vesting, which have not fully vested as of the date of the change in control, shall automatically vest and become immediately exercisable. One of the change in control provisions is deemed to occur if there is a change in beneficial ownership, or authority to vote, directly or indirectly, securities representing 20% or more of the total of all of LanVision’s then outstanding voting securities, unless through a transaction arranged by, or consummated with the prior approval of the Board of Directors. Other change in control provisions relate to mergers and acquisitions or a determination of change in control by LanVision’s Board of Directors.

8.	Employee Stock Purchase Plan

LanVision has an Employee Stock Purchase Plan under which employees may purchase up to 500,000 shares of Common Stock. Under the plan, eligible employees may elect to contribute, through payroll deductions, up to 10% of their base pay to a trust during any plan year, July 1 through June 30, of the following year. At June 30 of each year, the plan issues for the benefit of the employees shares of Common Stock at the lesser of (a) 85% of the Fair Market Value of the Common Stock on July 1, of the prior year, or (b) 85% of the Fair Market Value of the Common Stock on June 30, of the current year. At January 31, 2006, 366,525 shares remain that can be purchased under the plan.

During fiscal year 2005, 12,006 shares were purchased at the price of $2.26 per share; 2004, 21,468 shares were purchased at the price of $1.66 per share; and in 2003, 18,061 shares were purchased at the price of $1.68 per share.

The purchase price at June 30, 2006, will be 85% of the lower of (a) the closing price on July 1, 2005 ($2.66) or (b) 85% of the closing price on June 30, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reserved Common Stock

LanVision has reserved 1,802,692 shares of the Common Stock authorized for issuance in connection with various Equity Award Plans and the Employee Stock Purchase Plan and 750,000 shares for the Warrants issued in connection with the 1998 long-term debt.

Litigation

There are, from time to time, claims pending against LanVision and its subsidiary. Based on a review of such litigation with legal counsel, LanVision believes any resulting liability would not have a material affect on LanVision’s consolidated financial position or results of operations.

10.	Quarterly Results of Operations (Unaudited)

The following sets forth selected quarterly financial information for fiscal years 2005, 2004, and 2003.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2005
	(In thousands, except per share data)

Revenues	$2,697	$4,066	$3,164	$6,200	$16,127
Gross profit	1,404	2,419	1,664	4,203	9,690
Operating profit (loss)	(254)	547	(463)	1,908	1,738
Net earnings (loss) (e)	(277)	519	(454)	2,763	2,551
Basic net (loss) earnings per share (a)	(.03)	.06	(.05)	.30	.28
Diluted net (loss) earnings per share (a)	(.03)	.06	(.05)	.29	.27
Weighted average shares outstanding	9,087	9,108	9,131	9,153	9,121

Stock Price (b)
High	$5.18	$3.25	$6.38	$7.00	$7.00
Low	$2.62	$2.65	$2.53	$3.51	$2.53
Quarter and year-end close	$3.29	$2.90	$4.26	$7.00	$7.00
Cash dividends declared (c)	$—	$—	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2004

Revenues	$2,642	$2,558	$2,538	$5,012	$12,750
Gross profit	1,385	1,385	1,416	2,512	6,698
Operating profit (loss) (f)	(42)	(84)	(118)	1,180	936
Net earnings (loss) (e) (f)	(421)	(462)	(156)	1,597	558
Basic net (loss) earnings per share (a)	(.05)	(.05)	(.02)	.18	.06
Diluted net (loss) earnings per share (a)	(.05)	(.05)	(.02)	.17	.06
Weighted average shares outstanding	9,036	9,068	9,082	9,084	9,068

Stock Price (b)
High	$4.30	$3.42	$3.85	$3.20	$4.30
Low	$2.55	$2.38	$2.50	$2.46	$2.38
Quarter and year-end close	$2.83	$2.65	$2.97	$3.07	$3.07
Cash dividends declared (c)	$—	$—	$—	$—	$—

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2003

Revenues	$2,620	$2,966	$3,667	$3,550	$12,803
Gross profit	1,279	1,642	2,409	2,236	7,566
Operating (loss) profit (d)	(248)	646	985	970	2,353
Net (loss) earnings (e)	(676)	213	482	1,000	1,019
Basic & diluted net (loss) earnings per share (a)	(.07)	.02	.05	.11	.11
Weighted average shares outstanding	8,964	8,991	9,011	9,019	8,997

Stock Price (b)
High	$3.80	$2.57	$2.68	$4.49	$4.49
Low	$2.10	$1.77	$1.82	$2.06	$1.77
Quarter and year-end close	$2.43	$1.95	$2.63	$3.08	$3.08
Cash dividends declared (c)	$—	$—	$—	$—	$—

(a)	Quarterly amounts may not be additive.

(b)	Obtained from The Nasdaq Stock Market, Inc.

(c)	LanVision has not paid a dividend on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

(d)	Includes: in the fourth quarter, a $290,000 favorable change in estimate for certain franchise tax liabilities and in the second quarter, a $230,000 reimbursement of certain legal fess upon settlement.

(e)	Includes, in the fourth quarter, an $897,000, $420,000, and $558,000 favorable change in a reduction of the valuation allowance for deferred tax assets in 2005, 2004, and 2003, respectively.

(f)	Includes: in the fourth quarter, a $300,000 favorable change in estimate for doubtful accounts and other reserves.

Schedule II

Valuation and Qualifying Accounts and Reserves

LanVision Systems, Inc.
For the three years ended January 31, 2006

		Additions
	Balance at	Charged to	Charged to
	Beginning	costs and	Other			Balance at
Description	of Period	Expenses	Accounts	Deductions		End of Period
	(In thousands)

Year ended January 31, 2006:
Allowance for doubtful accounts	$200	$—	$—	$—		$200
Warranty reserve	250	—	—	—		250
Year ended January 31, 2005:
Allowance for doubtful accounts	400	—	—	(200	)(1)	200
Warranty reserve	250	—	—	—		250
Year ended January 31, 2004:
Allowance for doubtful accounts	400	—	—	—		400
Warranty reserve	250	—	—	—		250

(1)	Represents change in the estimate for the allowance for doubtful accounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

No change in LanVision’s auditors has taken place within the twenty-four months prior to, or in any period subsequent to, LanVision’s January 31, 2006 Financial Statements.

Item 9A.	Controls and Procedures

LanVision maintains disclosure controls and procedures that are designed to ensure that there is reasonable assurance that the information required to be disclosed in LanVision’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to LanVision’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-14(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of LanVision’s senior management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of LanVision’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, LanVision’s management, including the Chief Executive and Chief Financial Officer, concluded that there is reasonable assurance that LanVision’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no material changes in LanVision’s internal control or in the other controls during the quarter ended January 31, 2006 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information regarding Directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference from LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 24, 2006 from the information appearing under the captions “Election of Directors”, “Stock Ownership by Certain Beneficial Owners and Management”, and “Compliance with Section 16(a) of the Exchange Act”. Certain information regarding LanVision’s Executive Officers is set forth in Part I, Item 4 of this Form 10-K under the caption “Executive Officers of the Registrant.”

The information regarding the Audit Committee Financial Expert and the Audit Committee required by Items 401(h) & 401(i) of Regulation S-K is incorporated herein by reference from LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 24, 2006 from the information appearing under the caption “Board of Directors Meetings and Committees.”

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

The information regarding Executive Compensation and Director Compensation required by Item 402 of Regulation S-K is incorporated herein by reference from LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 24, 2006 from the information appearing under the captions “Executive Compensation”, “Proposal 1 — Election of Directors — Director Compensation” except that the information required by Item 306, Item 402 (k) and (l) of Regulation S-K which appears within such caption under the subheading “Compensation Committee Report”, “Audit Committee Report” and the caption “Stock Performance Graph” and set forth in LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 24, 2006 is specifically not incorporated herein by reference into this Form 10-K or into any other filing by LanVision under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12.	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of LanVision’s Common Stock by certain beneficial owners and management required by Item 403 of Regulation S-K is incorporated herein by reference from LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 24, 2006 from the information appearing under the caption “Stock Ownership by Certain Beneficial Owners and Management”.

Securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K are as follows:

	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan category	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	501,167(1 & 2)	$2.76(5)	1,301,521(3)

Total(4)	501,167(1 & 3)	$2.76(5)	1,301,521(3)

(1)	Includes 15,000 options that can be exercised under the 1996 non-employee Director’s Stock Option Plan and 421,167 options that can be exercised under the 1996 Employee Stock Option Plan.

(2)	Includes 40,000 options and 25,000 SARs (with an exercise price of $6.78) which can be exercised by directors and an employee under the 2005 Incentive Compensation Plan.

(3)	Includes 366,521 shares that can be issued under the 1996 Employee Stock Purchase Plan, which is more fully described in footnote 8 of the enclosed Notes to Consolidated Financial Statements.

(4)	Excludes Warrants issued in connection with the 1998 Long-term debt to acquire 750,000 shares at $3.87, which is more fully described in footnote 3 of the enclosed Notes to Consolidated Financial Statements. See ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Long-term Debt for additional information.

(5)	Includes 25,000 Stock Appreciation Rights with an exercise price of $6.78.

(6)	Company does not have any Executive Compensation Plans that have not been approved by the security holders.

Item 13.	Certain Relationships and Related Transactions

The information regarding certain relationships and related transactions required by Item 404 of Regulation S-K is incorporated herein by reference from LanVision’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 24, 2006 from the information appearing under the caption “Certain Relationships and Related Transactions”.

Item 14	Principal Accounting Fees and Services

The following table sets forth the aggregate fees for the Company for the fiscal years 2005 and 2004 for audit and other services provided by LanVision’s accounting firm, Ernst & Young LLP.

	2005	2004

Audit Fees	$109,000	$97,000
Audit-Related Fees	—	64,000
Tax Fees	35,000	35,800
All Other Fees	—	—

Total Fees	$144,000	$196,800

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

Financial Statements

(a)1. The financial statements listed in ITEM 8 in the Index to Consolidated Financial Statements on page 33 are filed as part of this report.

(a)2. The Financial Statement Schedule on page 51 is filed as part of this report.

(b). Exhibits

See Index to Exhibits on page 55 of this report.

The exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lanvision Systems, Inc.

By:	/s/ William A. Geers
William A. Geers
Chief Operating Officer

DATE: April 7, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ J. Brian Patsy J. Brian Patsy	Chief Executive Officer And Director (Principal Executive Officer)	April 7, 2006

/s/ Jonathan R. Phillips Jonathan R. Phillips	Director	April 7, 2006

/s/ Edward J. VonderBrink Edward J. VonderBrink	Director	April 7, 2006

/s/ Richard C. Levy, Richard C. Levy, M.D.	Director	April 7, 2006

/s/ Paul W. Bridge, Jr. Paul W. Bridge, Jr.	Chief Financial Officer (Principal Accounting Officer)	April 7, 2006

INDEX TO EXHIBITS

Exhibits

Exhibit No.		Description of Exhibit

3.1		Certificate of Incorporation of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
3.2		Bylaws of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
3.3		Certificate of the Designations, Powers, Preferences and Rights of the Convertible Preferred Stock (Par Value $.01 Per Share) of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
4.1		Specimen Common Stock Certificate of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
4.2		Specimen Preferred Stock Certificate of LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
4.3		Term Note, and associated documents, dated July 30, 2004, between LanVision, Inc. (a wholly owned subsidiary of the Registrant) and the Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s Form 8-K, as filed with the commission on August 3, 2004.)
4	.3(a)	Term Note, and associated documents, dated July 30, 2004, and revised April 15, 2005 between LanVision, Inc. (a wholly owned subsidiary of the Registrant) and the Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s Form 8-K, as filed with the commission on June 9, 2005.)
4	.3(b)	Term Note, and associated documents, dated July 30, 2004, and revised April 15, 2005 and September 2, 2005 between LanVision, Inc. (a wholly owned subsidiary of the Registrant) and the Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s Form 8-K, as filed with the commission on September 30, 2005.)
10	.1#	LanVision Systems, Inc. 1996 Employee Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10	.2(a)#	LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10	.2(b)#	First Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 4.1(b) of, the Registrant’s Registration Statement on Form S-8, file number 333-20765, as filed with the Commission on January 31, 1997.)
10	.2(c)#	Second Amendment to LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, Amendment No. 1 to the Registrant’s Statement on Form S-8, file number 333-20765, as filed with the Commission on March 1, 2001.)
10	.3#	LanVision Systems, Inc. 1996 Employee Stock Purchase Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10	.4#	2005 Incentive Compensation Plan. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 8-K, as filed with the Commission on May 26, 2005.)

Exhibit No.		Description of Exhibit

10	.5#	Employment Agreement between LanVision, Inc. and Donald E. Vick effective December 3, 1996. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.5 of the Registrant’s Form 10-K for the fiscal year ended January 31, 2002, as filed with the commission on April 29, 2002.)
10	.5(a)#	Amendment No. 1 to the Employment Agreement between LanVision, Inc. and Donald E. Vick effective January 27, 2006 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.4 of the Registrant’s Form 8-K, as filed with the commission on January 31, 2006.)
10	.6#	Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and Paul W. Bridge, Jr., effective February 1, 2004 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 10-Q for the fiscal quarter ended July 31, 2004, as filed with the commission on September 10, 2004.)
10	.6(a)#	Amendment No. 1 to the Employment Agreement between LanVision, Inc. and Paul W. Bridge, Jr. effective January 27, 2006 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.3 of the Registrant’s Form 8-K, as filed with the commission on January 31, 2006.)
10	.7#	Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and J. Brian Patsy effective February 1, 2003 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.7 of the Registrant’s Form 10-K for the fiscal year ended January 31, 2004, as filed with the commission on April 8, 2004.)
10	.7(a)#	Amendment No. 1 dated January 27, 2005 to the Employment Agreement among J. Brian Patsy, LanVision Systems, Inc. and LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 8-K, as filed with the commission on February 1, 2005.)
10	.7(b)#	Amendment No. 2 dated January 27, 2006 to the Employment Agreement among J. Brian Patsy, LanVision Systems, Inc. and LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 8-K, as filed with the commission on January 31, 2006.)
10	.8(a)#	Employment Agreement among LanVision Systems, Inc., LanVision, Inc. and William A. Geers effective February 1, 2004 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.2 of the Registrant’s Form 8-K, as filed with the commission on December 9, 2004.)
10	.8(b)#	Amendment No. 1 dated December 8, 2004 to the Employment Agreement among William A. Geers, LanVision Systems, Inc. and LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.3 of the Registrant’s Form 8-K, as filed with the commission on December 9, 2004.)
10	.8(c)#	Amendment No. 2 dated January 27, 2006 to the Employment Agreement among William A. Geers, LanVision Systems, Inc. and LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.2 of the Registrant’s Form 8-K, as filed with the commission on January 31, 2006.)
10	.9(a)	Lease for office space between LanVision, Inc. (a wholly owned subsidiary) and The Western and Southern Life Insurance Company dated July 30, 2004 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 10-Q for the fiscal quarter ended July 31, 2004, as filed with the commission on September 10, 2004.)
10	.9(b)	Registrant’s Guarantee of Lease Agreement between LanVision, Inc. and The Western and Southern Life Insurance Company (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 10-Q for the fiscal quarter ended July 31, 2004, as filed with the commission on September 10, 2004.)
10	.9(c)	First Amendment to Lease and Acceptance of Delivery to the Lease for office space between LanVision, Inc. (a wholly owned subsidiary) and The Western and Southern Life Insurance Company, effective January 31, 2005. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 11.11(c) of the Registrant’s Form 10-K for the fiscal year ended January 31, 2005, as filed with the commission on April 8, 2005.)

Exhibit No.		Description of Exhibit

10	.10(a)**	Reseller Agreement between IDX Information Systems Corporation and LanVision, Inc. entered into on January 30, 2002. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.11 of the Registrant’s Form 10-K for the fiscal year ended January 31, 2002, as filed with the commission on April 29, 2002.)
10	.10(b)	First amendment to the Reseller Agreement between IDX Information Systems Corporation and LanVision, Inc. entered into on January 30, 2002 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s Form 10-Q for the quarter ended April 30, 2002, as filed with the commission on June 4, 2002.)
10.11		Form of Indemnification Agreement for all directors and officers. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10	.12#	Schedule of Directors Compensation (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.14 of the Registrant’s Form 10-K for the fiscal year ended January 31, 2005, as filed with the commission on April 8, 2005.)
11	.1***	Statement Regarding Computation of Per Share Earnings
14.1		Code of Ethics (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 14.1 of the Registrant’s Form 10-K for the fiscal year ended January 31, 2004, as filed with the commission on April 8, 2004.)
21	.1***	Subsidiaries of the Registrant
23	.1***	Consent of Registered Public Accounting Firm
31	.1***	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2***	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1***	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2***	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	The Company has applied for Confidential Treatment of portions of this agreement with the Securities and Exchange Commission

***	Included herein

#	Management Contracts and Compensatory Arrangements