Form 10-Q
period 2006-04-30
LANVISION SYSTEMS INC
filed 2006-06-06
CIK 1008586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________
Commission File Number: 0-28132
LANVISION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1455414 (I.R.S. Employer Identification No.)
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___No X
     Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of June 1, 2006: 9,173,708.

EX-11
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LANVISION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets

	(Unaudited)	(Audited)
	April 30,	January 31,
	2006	2006
Current assets:
Cash	$3,204,398	$4,634,219
Accounts receivable, net of allowance for doubtful accounts of $200,000, respectively	1,850,397	2,117,495
Contract receivables	2,578,577	2,268,913
Prepaid expenses	516,990	366,731
Deferred tax asset	601,000	601,000

Total current assets	8,751,362	9,988,358
Property and equipment:
Computer equipment	2,196,061	2,120,321
Computer software	1,056,892	989,556
Office furniture, fixtures and equipment	775,957	736,858
Leasehold improvements	522,863	522,863

	4,551,773	4,369,598
Accumulated depreciation and amortization	(2,859,860)	(2,666,784)

	1,691,913	1,702,814
Contract receivables	728,541	728,541
Capitalized software development costs, net of accumulated amortization of $4,304,066 and $4,033,232, respectively	2,835,862	2,706,697
Other, including deferred taxes of $1,274,000, respectively	1,312,936	1,306,741

	$15,320,614	$16,433,151

See Notes to Condensed Consolidated Financial Statements.

LANVISION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Liabilities and Stockholders’ Equity

	(Unaudited)	(Audited)
	April 30,	January 31,
	2006	2006
Current liabilities:
Accounts payable	$986,418	$1,055,539
Accrued compensation	368,514	1,139,587
Accrued other expenses	663,509	744,112
Deferred revenues	2,499,873	2,617,184
Current portion of long-term debt	1,000,000	1,000,000
Current portion of capitalized leases	86,425	84,951

Total current liabilities	5,604,739	6,641,373
Capitalized leases	124,884	147,051
Long-term debt	1,000,000	1,000,000
Non-current lease incentives	279,454	293,409
Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share 5,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,173,708 and 9,159,541 shares issued, respectively	91,737	91,595
Capital in excess of par value	35,130,256	35,090,302
Accumulated (deficit)	(26,910,456)	(26,830,579)

Total stockholders’ equity	8,311,537	8,351,318
	$15,320,614	$16,433,151

See Notes to Condensed Consolidated Financial Statements.

LANVISION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended April 30,
(Unaudited)

	Three Months Ended
	2006	2005
Revenues:
Systems sales	$1,208,662	$140,804
Services, maintenance and support	1,828,267	1,799,024
Application-hosting services	811,494	757,045

Total revenues	3,848,423	2,696,873
Operating expenses:
Cost of systems sales	626,407	280,187
Cost of services, maintenance and support	838,672	761,364
Cost of application-hosting services	280,230	250,902
Selling, general and administrative	1,414,878	1,056,881
Product research and development	759,679	601,657

Total operating expenses	3,919,866	2,950,991

Operating (loss)	(71,443)	(254,118)
Other income (expense):
Interest income	32,991	17,794
Interest expense	(41,426)	(40,195)

Net (loss)	$(79,878)	$(276,519)

Basic net (loss) per common share	$(.01)	$(.03)

Diluted net (loss) per common share	$(.01)	$(.03)

Number of shares used in per common share computations:
Basic	9,168,335	9,087,164

Diluted	9,168,335	9,087,164

See Notes to Condensed Consolidated Financial Statements.

LANVISION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended April 30,
(Unaudited)

	2006	2005
Operating activities:
Net (loss)	$(79,878)	$(276,519)
Adjustments to reconcile net (loss) to net cash (used for) operating activities:
Depreciation and amortization	463,910	357,675
Share-based compensation expense	22,967	—
Cash (used for) provided by assets and liabilities:
Accounts and contract receivables	(42,566)	(578,712)
Other current assets	(150,259)	(37,443)
Accounts payable and accrued expenses	(920,796)	(364,350)
Deferred revenues	(117,311)	220,654

Net cash (used for) operating activities	(823,933)	(678,695)

Investing activities:
Purchases of property and equipment	(182,175)	(470,889)
Capitalization of software development costs	(399,999)	(300,000)
Other	(20,150)	134,614

Net cash (used for) investing activities	(602,324)	(636,275)

Financing activities:
Payment of capitalized leases	(20,693)	(57,376)
Exercise of stock options	17,129	9,620

Net cash (used for) financing activities	(3,564)	(47,756)

(Decrease) in cash	(1,429,821)	(1,362,726)
Cash at beginning of period	4,634,219	4,181,073

Cash at end of period	$3,204,398	$2,818,347

Supplemental cash flow disclosures:
Income taxes paid ( refund )	$41,425	$(4,882)

Interest paid	$38,300	$40,598

Leasehold improvements (included in property and equipment) paid for by the landlord as a lease inducement	$—	$326,000

See Notes to Condensed Consolidated Financial Statements.

LANVISION SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by LanVision Systems, Inc. (“LanVision or the Company”) without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007.
Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the Company’s significant accounting policies is presented beginning on page 39 of its fiscal year 2005 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during fiscal year 2006, except for the adoption and implementation of Financial Accounting Standards No. 123(R), Share-Based Payment, which requires the expensing the fair value of equity awards effective the first quarter of fiscal year 2006. (See also note 4 below.)
Note 3 — CHANGES IN BALANCE SHEET ACCOUNT BALANCES
The decrease in cash during the quarter results primarily from the payment of year end accrued compensation and accounts payable, the purchase of fixed assets and the capitalization of software development costs during the quarter.
The decrease in total receivables is due to the collection during the quarter of outstanding receivables at year end.
Prepaid expenses consist of software and hardware awaiting installation (related to unrecognized revenue) and prepaid expenses, including commissions.

The increase in property and equipment is primarily the result of the acquisition of additional equipment to accommodate additional employees.
Other non-current assets consist primarily of the deferred federal income tax asset relating to the net operating loss carry forward.
The decrease in accounts payable results primarily from the payment during the quarter of invoices received in January and paid after the fiscal year end.
The decrease in accrued compensation results primarily from the payment of year end bonuses during the first quarter.
Note 4 — EQUITY AWARDS
During the first quarter of the current fiscal year, the Company granted no equity awards. During the same period, no options were forfeited and 14,167 options were exercised under all plans during the quarter.
Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, established a fair value method of financial accounting and reporting for stock-based compensation plans. LanVision elected to continue to account for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, adopted the disclosure only provisions of Statement 123 through fiscal year 2005. At April 30, 2006, LanVision had two stock-based compensation plans. No stock-based compensation cost is reflected in the 2005 net earnings, as all options granted under the plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant. The table below illustrates the effect on net earnings and earnings per share for the first quarter of fiscal year 2005 as if LanVision had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, to stock-based employee compensation.
In December 2004, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. The statement establishes new accounting standards for entities which exchange equity instruments (e.g. stock options, restricted stock, stock appreciation rights (“SARs”), employee stock purchase plans, etc.) for goods or services. The Company adopted the standards of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective the first quarter of fiscal year 2006, using the modified-prospective-transition method which requires expensing the fair value of the equity awards beginning in the fiscal period in which the recognition provisions are first applied. Based on the number of stock-based compensation equity awards currently outstanding, the impact on operating expense in fiscal year 2006 is not expected to be material in amount. However, future grants of equity awards could have a material impact on reported expenses depending upon the number, value and vesting period of future awards. The expense relating to the fair value of equity awards included in the first quarter of fiscal year 2006 operating expenses amounted to $22,967.

Pro forma information regarding the net earnings and net earnings per common share is required for the first quarter of 2005, and has been determined as if LanVision had accounted for its stock options under the fair value method of that Statement.
The fair value of all equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal year 2005: risk-free interest rate of 4.25%; a dividend yield of zero percent; a volatility factor of the expected market price of LanVision’s Common Stock of .842 and a weighted average expected life of five years. No equity awards have yet been granted in fiscal 2006.
The outstanding SARs vest when certain performance criteria are met. The performance objectives are such that the recipient earns 100% or 0% of the number of SARs granted. Performance based SAR expense is recognized over the performance period based on the stock price at each reporting date, when satisfaction of the performance criteria is deemed probable. As the performance criteria as of April 30, 2006 was not deemed probable, no expense was recognized in the first quarter of 2006.
First quarter 2005 Pro forma information

Net (loss), as reported	$(276,519)
Deduct: Total stock based compensation expense determined under the fair value based method for all awards, net of related tax effects	(11,390)

Pro forma net earnings	$(287,909)

Loss per share:
Basic — as reported	$(0.03)

Basic — pro forma	$(0.03)

Diluted — as reported	$(0.03)

Diluted — pro forma	$(0.03)

The assumptions used to calculate the fair value of equity awards granted are evaluated and revised, as necessary, to reflect current market conditions and prior experience.
Note 5 — EARNINGS PER SHARE
The basic (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.
The 2006 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options and warrants), as the inclusion thereof would be antidilutive.

The Company had approximately 487,000 equity award shares and 750,000 warrant shares outstanding at April 30, 2006 that were not included in the diluted net (loss) per share calculation as the inclusion thereof would be antidilutive.
The 2005 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options), as the inclusion thereof would be antidilutive. The Company had approximately 537,942 equity award shares and 750,000 warrant shares outstanding at April 30, 2005 that were not included in the diluted net (loss) per share calculation as the inclusion thereof would be antidilutive.
Note 6 — CONTRACTUAL OBLIGATIONS
The following table details the remaining obligations, by fiscal year, as of the end of the quarter for the capitalized leases, long-term debt, other commitments and the operating leases.

	Total	2006	2007	2008	2009	2010
Capitalized leases	$229,382	$73,730	$98,306	$57,346	$—	$—
Long-term debt	2,000,000	1,000,000	1,000,000	—	—	—
Operating leases	1,508,190	286,782	363,601	350,228	342,484	165,095

Total	$3,737,572	$1,360,512	$1,461,907	$407,574	$342,484	$165,095

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
Long-term Debt
In July 2004, LanVision entered into a new three year working capital term loan agreement. The long-term debt of $2,000,000 is secured by all of the assets of LanVision and the loan agreement restricts LanVision from incurring additional indebtedness for borrowed money, including capitalized leases, etc. without lender consent. The loan is repayable in two installments, which are due and payable of not less than $1,000,000 by July 30, 2006 and $1,000,000 by July 30, 2007 and interest is payable quarterly, at the bank’s prime rate (currently 8.0%). In May 2006, the loan agreement was amended to remove the minimum cash balance requirement and add certain financial covenants, including; minimum level of tangible net worth and fixed charge coverage ratio in place of the minimum cash balance. LanVision complied with all of the provisions of its loan agreements during the period.
In 1998, LanVision issued a $6,000,000 note which was repaid in full in July, 2004. In connection with the issuance of the note, LanVision issued Warrants to purchase 750,000 shares of Common Stock of LanVision at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.
Warranties and Indemnities
LanVision provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, LanVision’s estimated warranty liability might need to be increased. LanVision bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions, which may be required to be granted to a customer, which result from performance issues. LanVision’s ASPeN application-hosting services guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. LanVision’s standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of LanVision’s operation of its business or any negligent act or omission of LanVision. To date, LanVision has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. At April 30, 2005 and 2006, LanVision had a warranty reserve in the amount of $250,000. Each contract is reviewed quarterly with the appropriate LanVision Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements, included herein. These risks and uncertainties include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell LanVision products, the potential cancellation of existing contracts or clients not completing projects in the current backlog, the ability of LanVision to control costs, availability of products obtained from third-party vendors, the healthcare regulatory environment, healthcare information system budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risk factors that might cause such differences including those discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents LanVision files from time to time with the Securities and Exchange

Commission, including Annual Reports of Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.
LanVision’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires LanVision to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an ongoing basis, LanVision evaluates its estimates, including those related to product revenues, bad debts, capitalized software development costs, income taxes, warranty obligations, support contracts, contingencies, and litigation. LanVision bases its estimates on historical experience and on various other assumptions that LanVision believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and revenue and expense recognition. Actual results may differ from these estimates under different assumptions or conditions.
RESULTS OF OPERATIONS
GENERAL
LanVision Systems, Inc. (LanVision™ or the Company) is a healthcare information technology company doing business as “Streamline Health" TM, which is focused on developing and licensing proprietary software solutions that improve document-centric information flows and complement and enhance existing transaction-centric hospital healthcare information systems. The Company’s workflow and document management solutions bridge the gap between current, predominantly paper-based processes and transaction-based healthcare information systems by 1) electronically capturing document-centric information from disparate sources, 2) electronically directing that information through vital business processes, and 3) providing access to the information to authenticated users (such as physicians, nurses, administrative and financial personnel and payers) across the continuum of care. LanVision’s systems are designed for enterprise wide deployment to seamlessly connect disparate departmental systems, or silos of independent technologies which are not connected, into a common interoperable document management workflow solution.
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
LanVision’s software solutions can be provided on a subscription basis via remote application-hosting services as an Application Service Provider or licensed and installed locally. LanVision provides ASPeNSM, Application Service Provider-based remote hosting services to The University Hospital, a member of the Health Alliance of Greater Cincinnati, M.D. Anderson Cancer Center, and Children’s Medical Center of Columbus, OH, among others. In addition, LanVision has licensed its workflow and document management solutions, which are installed at leading healthcare providers including Stanford Hospital and Clinics, the Albert Einstein Healthcare Network, Beth Israel Medical Centers, the University of Pittsburgh Medical Center, Medical University Hospital Authority of South Carolina, and Memorial Sloan-Kettering Cancer Center, among others.
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
LanVision offers its own document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, LanVision’s applications fulfill the administrative and regulatory needs of the Medical Records, Patient Financial Services and other hospital departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, LanVision has integrated its products with selected systems from Siemens Medical Solutions USA Inc. (“Siemens”), Cerner Corporation, and IDX Information Systems Corporation (“IDX”) a unit of GE Healthcare applications, thus enabling customers to use LanVision solutions without the expense of replacing entire software systems to gain the software functionality. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Electronic Medical Record.

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
Historically, LanVision has derived most of its revenues from systems sales, recurring application-hosting services, recurring maintenance fees, and professional services involving the licensing, either directly or through remarketing partners, of its Medical Record Workflow and Revenue Cycle Management solutions to Integrated Healthcare Delivery Networks (“IDN”). In a typical transaction, LanVision, or its remarketing partners, enter into a perpetual license or fee-for-service subscription agreement for LanVision’s software application suite and may license or sell other third-party software and hardware components to the IDN. Additionally, LanVision provides professional services, including implementation, training, and product support.
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
The decision by a healthcare provider to replace, substantially modify, or upgrade its information systems is a strategic decision and often involve a large capital commitment requiring an extended approval process. Since inception, LanVision has experienced extended sales cycles. It is not uncommon for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter-to-quarter operating results. These agreements cover the licensing, implementation and maintenance of the system, which typically takes place in one or more phases. The licensing agreements generally provide for the licensing of LanVision’s proprietary software and third-

party software with a perpetual or term license fee that is adjusted depending on the number of concurrent users or workstations using the software. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with LanVision’s ASP services solution, the application-hosting services agreements generally provide for utilizing LanVision’s software and third-party software on a fee per transaction or recurring subscription basis.
ASPeN services was designed to overcome obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for Healthcare Information Systems personnel to implement new systems. LanVision believes that large IDN’s and smaller healthcare providers are looking for this type of ASP application because of the ease of implementation and lower entry-level costs. LanVision believes its business model is especially well suited for the medium to small acute care facility marketplace as well as the ambulatory marketplace and is actively pursuing remarketing agreements, in addition to those discussed below, with other Healthcare Information Systems (“HIS”) and staff outsourcing providers to distribute LanVision’s workflow solutions.
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

Sales are often delayed because of customers’ budgets and competing capital expenditure needs as well as customers’ personnel resource constraints.
Delays in anticipated sales or installations may have a significant impact on LanVision’s quarterly revenues and operating results, because substantial portions of the operating expenses are fixed and the revenues more variable.
UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS
The Company’s revenues from systems sales have varied, and may continue to vary, significantly from quarter-to-quarter because of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter-to-quarter because of the timing of the implementation services, project management and customized programming provided. Revenues from maintenance services do not fluctuate significantly from quarter-to-quarter, but have been increasing, on an annual basis, as the number of customers increase. Revenues from ASP application-hosting services operations are expected to increase over time, as more hospitals outsource services to LanVision’s ASP Division, its partners begin to utilize the software, and existing customers increase the volume of documents stored on the systems and the number of retrievals increases.
The Company’s revenues and operating results may vary significantly from quarter-to-quarter because of a number of other factors, many of which are outside the Company’s control. These factors include the relatively high purchase price of a system, unpredictability in the number and timing of systems sales, length of the sales cycle, delays in the implementation process and changes in the customer’s financial condition or budget and the sales activities of the remarketing partners. As a result, period-to-period comparisons may not be meaningful with respect to the past operations of the Company nor are they necessarily indicative of the future operations of the Company.
REVENUES
Revenues for the first fiscal quarter ended April 30, 2006, were $3,848,423, compared with $2,696,873 reported in the comparable quarter of 2005. The increase was primarily a result of increased System Sales revenues resulting from a new client and the expansion of a system at an existing client. Traditionally, the first two quarters are the most challenging because of the seasonality of software licensing revenues, which the Company has experienced in the past, with a greater portion of the annual revenues recorded in the later two quarters.
OPERATING EXPENSES
Cost of Systems Sales
The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period-to-period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the first quarter of fiscal 2006 and 2005 were 52% and 199%, respectively. The lower percentage of cost of sales reflects the increased software licensing revenues during the current period when compared to the comparable prior period.
Cost of Services, Maintenance and Support
The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 46% and 42% for the first quarter of fiscal 2006 and 2005, respectively. The increased cost percentage results from increased compensation expense for added personnel during the quarter exceeding the increase in revenues. The Company’s support margins are highest on LanVision’s proprietary software. Accordingly, margins should improve as more customers are added.
Cost of Application-hosting services
The cost of application-hosting services operations remained approximately the same for the first quarter of 2006 when compared to the first quarter of 2005, as the cost of providing these services is relatively fixed. As a percentage of application-hosting revenues, the cost of application-hosting was 34% and 33% for the first quarter of fiscal 2006 and 2005, respectively. The increase in the cost percentage reflects the 7% increase in revenues from existing clients with a 12% increase in operating costs, primarily related to depreciation and compensation increases.
Selling, General and Administrative
Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the first quarter of fiscal 2006, Selling, General and Administrative expenses increased when compared with the comparable prior quarter primarily because of planned increased salary cost related to normal pay raises and increased personnel.
Product Research and Development
Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the first quarter, research and development expenses increased modestly when compared with the comparable prior quarter. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, approximately $400,000 and $300,000 of product research and development costs in the first quarter of fiscal 2006 and 2005, respectively.

Operating (loss)
The operating (loss) for the first quarter of fiscal 2006 was ($71,443) compared with an operating (loss) of ($254,118) in the first quarter of fiscal 2005. The decrease in the operating (loss) is the result of the increased systems sales, especially software licensing revenues, offset to some extent by planned increased operating expenses, primarily selling, general and administrative and product research and development as noted above.
Interest income consists primarily of interest on invested cash. The increase in interest income results from increased average cash balances and increased interest rates.
Interest expense relates primarily to the long-term debt and includes the interest expense on the capitalized leases.
Net (loss)
The net (loss) for the first quarter of fiscal 2006 was ($79,878) ($.01 per share) compared with a net (loss) of ($276,519) ($.03 per share) in the first quarter of fiscal 2005. The decrease in the net (loss) is the result of the increased systems sales, especially software licensing revenues, offset to some extent by planned increased operating expenses, primarily Selling, General and Administrative and product research and development as noted above.
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
Since commencing operations in 1989, the Company has incurred operating losses. Although the Company achieved profitability in fiscal years 1992, 1993, and 2000 through 2005, the Company incurred a net (loss) in fiscal years 1994 through 1999. In view of the Company’s prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.
LIQUIDITY AND CAPITAL RESOURCES
During the last five fiscal years, LanVision has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, and a $3,500,000 bank loan in 2004. LanVision’s liquidity is dependent upon numerous factors to include: the timing and amount of revenues and collection of contractual amounts from customers, amounts invested in research and development, capital expenditures, and the level of operating expenses, all of which can vary significantly from quarter-to-quarter.

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
LanVision has no significant obligations for capital resources, other than its $2,000,000 of long-term debt, the noncancelable operating leases of approximately $1,508,000 payable over the next five years and capitalized leases of approximately $229,000, payable over the next three years. Capital expenditures for property and equipment in 2006 are not expected to exceed $500,000.
During the three prior fiscal years, LanVision has expended in the aggregate approximately $1,566,000 for capital expenditures, increased its sales and marketing expenses, its product research and development and its support and consulting expenses, and made net debt and deferred interest repayments of approximately $6,625,000. This resulted in significant net cash outlays over the last three fiscal years. Although LanVision reduced staffing levels and related expenses during 2003 and 2004, the stringent expense controls and reduced staffing, caused by the necessity to retire the long-term debt, hampered the growth of revenues in fiscal year 2003 and 2004. Accordingly, to continue to achieve increasing revenues and profitability it was necessary for the Company to significantly increase the sales and marketing expenses in fiscal 2005 and will continue to do so in 2006, albeit at a much lower rate. The Company believes that this strategic initiative to expand sales and marketing should produce improved results in late 2006 and beyond as the expanded sales and marketing efforts begin to produce results. However, there can be no assurance LanVision will be able to do so. At April 30, 2006, LanVision had cash of $3,204,398.
LanVision has carefully monitored operating expenses during the last five fiscal years. Notwithstanding the current levels of revenues and operating profit, for the foreseeable future, LanVision will need to continually assess its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to reduce operating expenses or raise cash through additional borrowings, the sale of assets, or issue additional equity, or a combination thereof. Certain of these actions will require current lender approval. However, there can be no assurance LanVision will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse effect on future operating performance.
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
SIGNED AGREEMENTS — BACKLOG
LanVision, or its remarketing partners, enter into master agreements with customers to specify the scope of the system to be installed and services to be provided, the agreed upon aggregate price and the timetable for implementation. The master agreement typically provides that the Company, or its remarketing partner, will deliver the system in phases pursuant to the customer’s purchase orders, thereby allowing the customer flexibility in the timing of its receipt of systems and to make adjustments that may arise based upon changes in technology or changes in customer needs. The master agreement also allows the customer to request additional components as the installation progresses, which additions are then separately negotiated as to price and terms. Historically, customers have ultimately purchased systems and services in addition to those originally contemplated by the master agreement. Although there can be no assurance that customers will continue in the future to expand their systems and purchase additional licenses and services, LanVision believes, based on its past experience, that its customers will expand their existing systems.
At April 30, 2006, LanVision has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services) which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of approximately $4,825,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, LanVision has entered into application-hosting agreements, which are expected to generate revenues in excess of $4,100,000, through their respective renewal dates in fiscal 2006 through 2007.
LanVision’s master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2005, 2004 and 2003 were approximately $5,104,000, $5,220,000 and $4,712,000, respectively. Maintenance and support revenues are expected to increase in 2006. At April 30, 2006, LanVision had maintenance agreements, purchase orders or royalty reports from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $2,900,000 through their respective renewal dates in fiscal 2006 and 2007.
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
Item 3 Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the annual report on Form 10-K for the fiscal year ending January 31, 2006. The Company exposures to market risk have not changed materially since January 31, 2006.
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
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of LanVision’s senior management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of LanVision’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, LanVision’s management, including the Chief Executive and Chief Financial Officer, concluded that there is reasonable assurance that LanVision’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no material changes in LanVision’s internal control or in the other controls during the quarter ended April 30, 2006 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
LanVision is, from time-to-time, a party to various legal proceedings and claims, which arise, in the ordinary course of business. LanVision is not aware of any legal matters that will have a material adverse effect on LanVision’s consolidated results of operations or consolidated financial position.
Item 1A Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A, Risk Factors” in the annual report on Form 10-K for the fiscal year ending January 31, 2006. The risk factors have not changed materially since January 31, 2006. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. In addition, risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company, its financial condition and/or operating results.
Item 3. DEFAULTS UPON SENIOR SECURITIES
The Company is not in default under its existing Loan Agreement.
Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 24, 2006, LanVision Systems, Inc. convened its Annual Meeting of Stockholders. The stockholders considered the two proposals set forth in LanVision’s proxy statement relating to the election of the Company’s four incumbent directors and an amendment to the Company’s Certificate of Incorporation to change its corporate name. The directors were elected as proposed at the May 24, 2006 Annual Meeting.

	Votes For	Votes Withheld

Jonathan R. Phillips	4,561,704	153,393
Richard C. Levy, M.D.	4,562,404	152,693
Edward J. VonderBrink	4,432,919	282,178
J. Brian Patsy	4,074,372	640,725
The proposal to change the Company’s corporate name required the affirmative vote of two thirds of the outstanding shares of the Company’s common stock. Due to broker non-votes and the failure to vote by certain stockholders of record owning a significant number of shares, less than two thirds of the Company’s outstanding shares were present and able to vote on the name change proposal. A motion was made and approved at the Annual Meeting to recess the Annual Meeting until June 2, 2006 at 5:00 p.m. to allow additional time for stockholders to vote on the name change proposal.
At the reconvened Annual Meeting of Stockholders held on June 2, 2006, the stockholders approved (by a vote of 6,503,624 for, 165,448 against and 6,024 abstain) the Amendment to the Certificate of Incorporation to change the name of the Company to Streamline Health Solutions, Inc.

Item 6. EXHIBITS
(a) Exhibits

3.1	Certificate of Incorporation of LanVision Systems, Inc. (*)

3.2	Bylaws of LanVision Systems, Inc. (*)

11	Computation of Earnings (Loss) Per Common Share

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
(*) Incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANVISION SYSTEMS, INC.

DATE: June 5, 2006	By:	/s/ William A. Geers

William A. Geers Chief Operating Officer

DATE: June 5, 2006	By:	/s/ Paul W. Bridge, Jr.

Paul W. Bridge, Jr. Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of LanVision Systems, Inc. Previously filed with the Commission and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

3.2	Bylaws of LanVision Systems, Inc. Previously filed with the Commission and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

11	Computation of Earnings (Loss) Per Common Share

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002