Form 10-Q
period 2006-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2006-09-08
CIK 1008586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-28132
STREAMLINE HEALTH SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1455414 (I.R.S. Employer Identification No.)
10200 Alliance Road, Suite 200
Cincinnati, Ohio 45242-4716
(Address of principal executive offices) (Zip Code)
(513) 794-7100
(Registrant’s telephone number, including area code)
LanVision Systems, Inc.
(Former name, former address, and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer .. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of September 1, 2006: 9,211,399.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets

	(Unaudited)	(Audited)
	July 31,	January 31,
	2006	2006
Current assets:
Cash	$1,960,996	$4,634,219
Accounts receivable, net of allowance for doubtful accounts of $200,000, respectively	3,838,542	2,117,495
Contract receivables	2,304,572	2,268,913
Prepaid expenses	576,693	366,731
Deferred tax asset	601,000	601,000

Total current assets	9,281,803	9,988,358

Property and equipment:
Computer equipment	2,232,357	2,120,321
Computer software	1,081,480	989,556
Office furniture, fixtures and equipment	777,753	736,858
Leasehold improvements	534,680	522,863

	4,626,270	4,369,598
Accumulated depreciation and amortization	(3,058,287)	(2,666,784)

	1,567,983	1,702,814
Contract receivables	728,541	728,541
Capitalized software development costs, net of accumulated amortization of $4,574,900 and $4,033,232, respectively	2,965,027	2,706,697
Other, including deferred taxes of $1,274,000, respectively	1,330,836	1,306,741

	$15,874,190	$16,433,151

     See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Liabilities and Stockholders’ Equity

	(Unaudited)	(Audited)
	July 31,	January 31,
	2006	2006
Current liabilities:
Accounts payable	$896,448	$1,055,539
Accrued compensation	460,912	1,139,587
Accrued other expenses	677,054	744,112
Deferred revenues	3,764,541	2,617,184
Current portion of long-term debt	1,000,000	1,000,000
Current portion of capitalized leases	87,925	84,951

Total current liabilities	6,886,880	6,641,373

Capitalized leases	102,332	147,051
Long-term debt	—	1,000,000
Non-current lease incentives	260,464	293,409

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share 5,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,211,399 and 9,159,541 shares issued, respectively	92,114	91,595
Capital in excess of par value	35,228,130	35,090,302
Accumulated (deficit)	(26,695,730)	(26,830,579)

Total stockholders’ equity	8,624,514	8,351,318

	$15,874,190	$16,433,151

     See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended July 31,
(Unaudited)

	Three Months		Six Months
	2006	2005	2006	2005
Revenues:
Systems sales	$1,706,646	$1,571,893	$2,915,308	$1,712,697
Services, maintenance and support	2,070,082	1,753,322	3,898,349	3,552,346
Application-hosting services	805,978	740,516	1,617,472	1,497,561

Total revenues	4,582,706	4,065,731	8,431,129	6,762,604

Operating expenses:
Cost of systems sales	929,511	666,753	1,555,918	946,940
Cost of services, maintenance and support	853,663	742,634	1,692,335	1,503,998
Cost of application-hosting services	297,146	237,793	577,376	488,695
Selling, general and administrative	1,502,742	1,291,927	2,917,620	2,348,808
Product research and development	758,687	579,428	1,518,366	1,181,085

Total operating expenses	4,341,749	3,518,535	8,261,615	6,469,526

Operating income	240,957	547,196	169,514	293,078

Other income (expense):
Interest income	19,509	20,097	52,500	37,891
Interest expense	(41,739)	(31,024)	(83,165)	(71,219)

Earnings before taxes	218,727	536,269	138,849	259,750
Income taxes	(4,000)	(17,000)	(4,000)	(17,000)

Net earnings	$214,727	$519,269	$134,849	$242,750

Basic net earnings per common share	$0.02	$0.06	$0.01	$0.03

Diluted net earnings per common share	$0.02	$0.06	$0.01	$0.03

Number of shares used in per common share computations:
Basic	9,189,642	9,108,146	9,179,165	9,097,564

Diluted	9,684,189	9,286,607	9,755,786	9,306,761

     See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 31,
(Unaudited)

	2006	2005
Operating activities:
Net earnings	$134,849	$242,750
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation and amortization	933,171	723,176
Share-based compensation expense	53,029	—

Cash (used for) provided by assets and liabilities:
Accounts and contract receivables	(1,756,706)	332,733
Other current assets	(209,962)	(102,181)
Accounts payable and accrued expenses	(904,824)	129,541
Deferred revenues	1,147,357	(39,474)

Net cash (used for) provided by operating activities	(603,086)	1,286,545

Investing activities:
Purchases of property and equipment	(256,672)	(682,459)
Long-term lease incentive	(32,948)	(88,909)
Capitalization of software development costs	(799,998)	(600,000)
Other	(24,092)	142,282

Net cash (used for) investing activities	(1,113,710)	(1,229,086)

Financing activities:
Repayment of long-term debt	(1,000,000)	—
Payment of capitalized leases	(41,745)	(115,715)
Exercise of stock options and employee stock purchase plan	85,318	44,704

Net cash (used for) financing activities	(956,427)	(71,011)

(Decrease) in cash	(2,673,223)	(13,552)
Cash at beginning of period	4,634,219	4,181,073

Cash at end of period	$1,960,996	$4,167,521

Supplemental cash flow disclosures:
Income taxes paid (refund)	$38,300	$(27,874)

Interest paid	$83,165	$42,233

Leasehold improvements (included in property and equipment) paid for by the landlord as a lease inducement	$—	$326,000

     See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. formerly known as LanVision Systems, Inc. (“Streamline HealthTM or the Company”) without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three or six months ended July 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007.
Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the Company’s significant accounting policies is presented beginning on page 39 of the LanVision Systems, Inc. fiscal year 2005 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during fiscal year 2006, except for the adoption and implementation of Financial Accounting Standards No. 123(R), Share-Based Payment, which requires the expensing the fair value of equity awards effective the first quarter of fiscal year 2006. (See also note 4 below.)
Note 3 — CHANGES IN BALANCE SHEET ACCOUNT BALANCES
The decrease in cash during the first six months results primarily from the payment of $1,000,000 in long-term debt and increased accounts receivable.
The increase in total receivables is due to significant sales near the end of the current quarter.
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
The decrease in accounts payable results primarily from the payment of invoices received in January and paid after the fiscal year end, offset to some extent by an increase in accounts payable invoices received in July primarily for third party hardware and software sold in July and not paid at the quarter end.
The decrease in accrued compensation results primarily from the payment of the higher than usual year end accrued bonuses subsequent thereto.
Note 4 — EQUITY AWARDS
During the first six months of the current fiscal year, the Company granted 30,000 equity awards (stock options). During the same period, 15,000 stock options were forfeited and 24,667 stock options were exercised under all plans.
Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, established a fair value method of financial accounting and reporting for stock-based compensation plans. The Company elected to continue to account for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, adopted the disclosure only provisions of Statement 123 through fiscal year 2005. At July 31, 2006, the Company had two stock-based compensation plans. No stock-based compensation cost is reflected in the 2005 net earnings, as all options granted under the plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant. The table below illustrates the effect on net earnings and earnings per share for the first quarter and six months of fiscal year 2005 as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, to stock-based employee compensation.

	Three	Six
	months	months
	2005	2005
Three & Six months ended July 31, 2005
Net earnings, as reported	$519,269	$242,750
Deduct: Total stock based compensation expense determined under the fair value based method for all awards, net of related tax effects	(15,108)	(26,498)

Pro forma net earnings	$504,161	$216,252

Earnings per share:
Basic — as reported	$0.06	$0.03

Basic — pro forma	$0.06	$0.02

Diluted — as reported	$0.06	$0.03

Diluted — pro forma	$0.05	$0.02

The assumptions used to calculate the fair value of equity awards granted are evaluated and revised, as necessary, to reflect current market conditions and prior experience.
In December 2004, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. The statement establishes new accounting standards for entities which exchange equity instruments (e.g. stock options, restricted stock, stock appreciation rights (“SARs”), employee stock purchase plans, etc.) for goods or services. The Company adopted the standards of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective the first quarter of fiscal year 2006, using the modified-prospective-transition method which requires expensing the fair value of the equity awards beginning in the fiscal period in which the recognition provisions are first applied. Based on the number of stock-based compensation equity awards currently outstanding, the impact on operating expense in fiscal year 2006 is currently expected to be approximately $109,000. However, currents grants that are not currently expected to vest and accordingly have not been expensed, and future grants of equity awards could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.
As a result of adopting Statement 123(R) on February 1, 2006, the company’s income before income taxes and net income for the three months and six months ended July 31, 2006, are $30,062 and $53,028 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months and six months ended July 31, 2006, respectively are not significantly different than if the company had continued to account for share-based compensation under Opinion 25.

Pro forma information regarding the net earnings and net earnings per common share is required for 2005, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement.
The fiscal year 2005 fair value of all equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for: risk-free interest rate of 4.25%; a dividend yield of zero percent; a volatility factor of the expected market price of the Company’s Common Stock of .842 and a weighted average expected life of five years.
The fiscal year 2006 fair value of all equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for: risk-free interest rate of 4.25%; a dividend yield of zero percent; a volatility factor of the expected market price of the Company’s Common Stock of .842 and a weighted average expected life of five years.
The outstanding SARs vest when certain performance criteria are met. The performance objectives are such that the recipient earns 100% or 0% of the number of SARs granted. Performance based SAR expense is recognized over the performance period based on the stock price at each reporting date, when satisfaction of the performance criteria is deemed probable. As the performance criteria as of July 31, 2006 was not deemed probable, no expense was recognized in the first two quarters of 2006.
Note 5 — EARNINGS PER SHARE
The basic per common share is calculated using the weighted average number of common shares outstanding during the period.
The 2006 diluted net earnings per common share calculation, is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of the common stock equivalents (warrants, stock appreciation rights (SAR), stock options and the employee stock purchase plan) of 494,547 shares in the second quarter and 576,621 shares in the first six months of 2006. The Company had approximately 55,000 stock options and 25,000 SAR’s outstanding at July 31, 2006 that were not included in the diluted net earnings per share calculations as the inclusion thereof would be antidilutive.
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

	Total	2006	2007	2008	2009	2010
Capitalized leases	$204,805	$49,153	$98,306	$57,346	$—	$—
Long-term debt	1,000,000	—	1,000,000	—	—	—
Operating leases	1,443,465	187,107	398,551	350,228	342,484	165,095

Total	$2,648,270	$236,260	$1,496,857	$407,574	$342,484	$165,095

Capitalized Leases
During fiscal year 2005, Streamline Health acquired additional computer equipment for the application-hosting services data center, which are accounted for as capitalized leases. The amount of the computer equipment leased assets is $267,237. The lease is payable monthly in installments of $8,192, through August 2008. The present value of the future lease payments upon lease inception was $267,237 using the interest rates implicit in the lease agreement at the inception of the lease.
Long-term Debt
In July 2004, the Company entered into a new three year working capital term loan agreement. The outstanding balance of the long-term debt of $1,000,000 is secured by all of the assets of the Company and the loan agreement restricts the Company from incurring additional indebtedness for borrowed money, including capitalized leases, etc. without lender consent. The loan is repayable by July 30, 2007 and interest is payable quarterly, at the bank’s prime rate (currently 8.25%). The Company complied with all of the provisions of its loan agreements during the period.
In 1998, the Company issued a $6,000,000 note which was repaid in full in July, 2004. In connection with the issuance of the note, the Company issued Warrants to purchase 750,000 shares of Common Stock of the Company at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.
Warranties and Indemnities
The Company provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, the Company’s estimated warranty liability might need to be increased. The Company bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions, which may be required to be granted to a customer, which result from performance issues. The Company’s ASPeN application-hosting services guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. The Company’s standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of the Company’s operation of its business or any negligent act or omission of the Company. To date, the Company has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. At July 31, 2005 and 2006, the Company had a warranty reserve in the amount of $250,000. Each contract is reviewed quarterly with the appropriate Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.
Note 7 — RETIREMENT PLAN
The Company maintains a 401(k) profit-sharing plan for its employees. Employees may contribute a certain percentage of their compensation to the plan. The Company contributions to the plan are discretionary, and are determined by resolution of the Board of Directors. Starting in fiscal 2006, the Company will match 100% of the first 4% of employee contributions for the year ended December 31, 2006. This matching contribution of approximately $84,000 and $64,000 was charged to expense for the first and second quarters, respectively.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements, included herein. These risks and uncertainties include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell the Company products, the potential cancellation of existing contracts or clients not completing projects in the current backlog, the ability of the Company to control costs, availability of products obtained from third-party vendors, the healthcare regulatory environment, healthcare information system budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risk factors that might cause such differences including those discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents Streamline Health files from time to time with the Securities and Exchange Commission, including Annual Reports of Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. (See also Item 3 herein.)
The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product revenues, bad debts, capitalized software development costs, income taxes, warranty obligations, support contracts, contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and revenue and expense recognition. Actual results may differ from these estimates under different assumptions or conditions.
RESULTS OF OPERATIONS
GENERAL
Streamline Health Solutions, Inc. is a healthcare information technology company, which is focused on developing and licensing proprietary software solutions that improve document-centric information flows and complement and enhance existing transaction-centric hospital healthcare information systems. The Company’s workflow and document management solutions bridge the gap between current, predominantly paper-based processes and transaction-based healthcare information systems by 1) electronically capturing document-centric information from disparate sources, 2) electronically directing that information through vital business processes, and 3) providing access to the information to authenticated users (such as physicians, nurses, administrative and financial personnel and payers) across the continuum of care. The Company’s systems are designed for enterprise wide deployment to seamlessly connect disparate departmental systems, or silos of independent technologies which are not connected, into a common interoperable document management workflow solution.
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
The Company’s products and services also create an integrated document-centric repository of historical health information that is complementary to, and can be seamlessly “bolted on” to existing transaction-centric clinical, financial and management information systems, allowing healthcare providers to aggressively move toward fully Electronic Medical Record (EMR) processes while improving service levels and convenience for all stakeholders. These integrated systems allow providers and administrators to dramatically improve the availability of patient information while decreasing direct costs associated with document retrieval, work-in-process, chart completion, document retention and archiving.
The Company’s software solutions can be provided on a subscription basis via remote application-hosting services as an Application Service Provider or licensed and installed locally. The Company provides ASPeNSM, Application Service Provider-based remote hosting services to The University Hospital, a member of the Health Alliance of Greater Cincinnati, M.D. Anderson Cancer Center, and Children’s Medical Center of Columbus, OH, among others. In addition, the Company has licensed its workflow and document management solutions, which are installed at leading healthcare providers including Stanford Hospital and Clinics, the Albert Einstein Healthcare Network, Beth Israel Medical Centers, the University of Pittsburgh Medical Center, Medical University Hospital Authority of South Carolina, and Memorial Sloan-Kettering Cancer Center, among others.
The Company’s applications allow authenticated users, such as physicians, nurses, administrative and financial personnel, and payers with access to patient healthcare information that exists in disparate systems across the continuum of care and improve operational efficiencies through business process re-engineering and automating labor-intensive and demanding paper environments. The Company’s applications and services are complementary to existing clinical and financial systems, and use document imaging and advanced workflow tools to ensure users can electronically access both “structured” (transaction-centric) and “unstructured” (document-centric) patient data and all the various forms of clinical and financial healthcare information from a single permanent and secure repository, including clinician’s handwritten notes, laboratory reports, photographs, insurance cards, etc.
The Company’s workflow solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access and utilize the Company’s advanced technological workflow applications to process information, on a real-time basis from virtually any location, including the Physician’s desktop, using Web-based technology. The Company’s solutions integrate its own proprietary imaging platform, application workflow modules and image and web-enabling tools that allow for the seamless merger of “back office” functionality with existing Clinical and Financial Information Systems at the desktop.
The Company offers its own document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, the Company’s applications fulfill the administrative and regulatory needs of the Medical Records, Patient Financial Services and other hospital departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, the Company has integrated its products with selected systems from Siemens Medical Solutions USA Inc. (“Siemens”), Cerner Corporation, and IDX Information Systems Corporation (“IDX”) a unit of GE Healthcare, thus enabling customers to use the Company solutions without the expense of replacing entire software systems to gain the software functionality. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Electronic Medical Record. The Company’s systems deliver on-line enterprisewide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.
The Company operates in one segment as a provider of health information technology solutions that streamline healthcare information flows within a healthcare facility.
Historically, the Company has derived most of its revenues from systems sales, recurring application-hosting services, recurring maintenance fees, and professional services involving the licensing, either directly or through remarketing partners, of its Medical Record Workflow and

Revenue Cycle Management solutions to Integrated Healthcare Delivery Networks (“IDN”). In a typical transaction, the Company, or its remarketing partners, enter into a perpetual license or fee-for-service subscription agreement for the Company’s software application suite and may license or sell other third-party software and hardware components to the IDN. Additionally, the Company provides professional services, including implementation, training, and product support.
With respect to systems sales, the Company earns its highest margins on its proprietary Company software and application-hosting services and the lowest margins on third-party hardware and software. Systems sales to customers may include different configurations of the Company software, hardware, third party software, and professional services, resulting in varying margins among contracts. The margins on professional services revenues fluctuate based upon the negotiated terms of the agreement with each customer and the Company’s ability to fully utilize its professional services, maintenance, and support services staff.
Beginning in 1998, the Company began offering customers the ability to obtain its workflow solutions on an application-hosting basis as an Application Service Provider. The Company established a hosting data center and installed the Company’s suite of workflow products, called ASPeN (Application Service Provider eHealth Network) within the hosting data center. Under this arrangement, customers electronically capture information and securely transmit the data to the hosting data center. The ASPeN services store and manage the data using the Company’s suite of applications, and customers can view, print, fax, and process the information from anywhere using the Company’s Web-based applications. The Company charges and recognizes revenue for these ASPeN services on a per transaction or subscription basis as information is captured, stored, retrieved and processed.
The decisions by a healthcare provider to replace, substantially modify, or upgrade its information systems are a strategic decision and often involve a large capital commitment requiring an extended approval process. Since inception, the Company has experienced extended sales cycles. It is not uncommon for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter-to-quarter operating results. These agreements cover the licensing, implementation and maintenance of the system, which typically takes place in one or more phases. The licensing agreements generally provide for the licensing of the Company’s proprietary software and third-party software with a perpetual license fee that is: adjusted depending on the number of concurrent users or workstations using the software, or on an unlimited site license basis based on the current size and operating expense level of the hospital. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with the Company’s ASP services solution, the application-hosting services agreements generally provide for utilizing the Company’s software and third-party software on a fee per transaction or recurring subscription basis.
ASPeN services was designed to overcome obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for Healthcare Information Systems personnel to implement new systems. The Company believes that large IDN’s and smaller healthcare providers are looking for this type of ASP application because of the ease of implementation and lower entry-level costs. The Company believes its business model is especially well suited for the medium to small acute care facility marketplace as well as the ambulatory marketplace and is actively pursuing remarketing agreements, in addition to those discussed below, with other Healthcare Information Systems (“HIS”) and staff outsourcing providers to distribute the Company’s workflow solutions.
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
In 2002, the Company entered into a five year Remarketing Agreement with IDX Information Systems Corporation, which was acquired by GE Healthcare, a unit of the General Electric Company in January 2006. Under the terms of the Remarketing Agreement, IDX was granted a non-exclusive worldwide license to distribute all the Company workflow software including accessANYwareTM, codingANYwareTM, and ASPeN application-hosting services to IDX customers and prospective customers, as defined in the Remarketing Agreement.
Under the terms of a Remarketing Agreement with IDX, the Company records this revenue when the products are made available to end-users, which is usually at the same time the royalty report is received from IDX. Royalties are remitted by IDX to the Company based upon IDX sublicensing the Company’s software to IDX’s customers. Thirty percent of the royalty is due 45 days following the end of the month in which IDX executes an end-user license agreement with its customer. The remaining seventy percent of the royalty is due from IDX, in varying amounts based on specific milestones, 45 days following the end of the month in which a milestone occurs.
The Company’s quarterly operating results have varied in the past and may continue to do so in the future because of various reasons including: demand for the Company’s products and services, long sales cycles, and extended installation and implementation cycles based on customer’s schedules. Sales are often delayed because of customers’ budgets and competing capital expenditure needs as well as customers’ personnel resource constraints.
Delays in anticipated sales or installations may have a significant impact on the Company’s quarterly revenues and operating results, because substantial portions of the operating expenses are fixed and the revenues more variable.
UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS
The Company’s revenues from systems sales have varied, and may continue to vary, significantly from quarter-to-quarter because of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter-to-quarter because of the timing of the implementation services, project management and customized software provided. Revenues from maintenance services do not fluctuate significantly from quarter-to-quarter, but have been increasing, on an annual basis, as the number of customers increase. Revenues from ASP application-hosting services operations are expected to increase over time, as more hospitals outsource services to the Company’s ASP Division, its partners begin to utilize the software, and existing customers increase the volume of documents stored on the systems and the number of retrievals increases.
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
REVENUES
Revenues for the second fiscal quarter ended July 31, 2006, were $4,582,706, compared with $4,065,731 reported in the comparable quarter of 2005. The increase was primarily the result of increased: system sales, professional services revenues and application hosting revenues, when compared to the prior comparable period.
Revenues for the first six months ended July 31, 2006, were $8,431,129, compared with $6,762,604 reported in the comparable period of 2005. The increase was primarily the result of increased: system sales, professional services revenues and application hosting revenues, when compared to the prior comparable period.
OPERATING EXPENSES
Cost of Systems Sales
The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period to period depending on the mix of third party hardware and software of the systems or add-on sales delivered.
The cost of systems sales as a percentage of systems sales for the second quarter of fiscal 2006 and 2005 were 55% and 42%, respectively. The increase results from increased hardware and third-party software sales in the current periods, which have lower margins when compared to the product mix in the comparable prior period.

The cost of systems sales as a percentage of systems sales for the first six months of fiscal 2006 and 2005 were 53% and 55%, respectively. On a year to date basis, the combined mix of third-party hardware, software and Streamline Health software licensing revenues resulted in substantially the same gross margin.
Cost of Services, Maintenance and Support
The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. The Company’s support margins are highest on the Company’s proprietary software. Accordingly, margins improve as more customers are added.
As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 41% and 42% for the second quarter of fiscal 2006 and 2005, respectively.
As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 43% and 42% for the first six months of fiscal 2006 and 2005, respectively.
Cost of Application-hosting services
The cost of application-hosting services includes compensation and benefits for hosting center personnel, the cost of third party maintenance contracts, occupancy and depreciation on the hosting center equipment.
As a percentage of application-hosting revenues, the cost of application-hosting was 36% and 32% for the second quarter of fiscal 2006 and 2005, respectively.
As a percentage of application-hosting revenues, the cost of application-hosting was 36% and 33% for the first six months of fiscal 2006 and 2005, respectively.
The increase in the cost percentage reflects additional depreciation and additional compensation, including one additional staff member, which was not offset by the increased revenues.
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
During the second quarter of fiscal 2006, Selling, General and Administrative expenses were $1,502,742 compared with $1,291,927 in the comparable prior period. The increase when compared with the comparable prior quarter was primarily the result of increased: sales and marketing headcount, commissions and increased travel and living expenses associated with additional sales personnel.
During the first six months of fiscal year 2006, Selling, General and Administrative expenses were $2,917,620 compared with $2,348,808 in the comparable prior period. The increase when compared with the comparable prior period was primarily the result of increased: sales and marketing headcount, commissions and increased travel and living expenses associated with additional sales personnel.
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
During the second quarter, research and development expenses of $758,687 increased compared with $579,428 in the comparable prior quarter. The increase results primarily from additional staff associated with new products under development in 2006.
During the six months, research and development expenses were $1,518,366 compared with $1,181,085 in the comparable prior period. The increase results primarily from additional staff associated with new products under development in 2006 and may increase during the third quarter as additional staff increases are under consideration.
The Company monitors closely and augments its Research and Development staff, as necessary, with outside contractors to assist with the development and testing of new products. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, approximately $400,000 and $300,000 of product research and development costs in the second quarter of fiscal 2006 and 2005, respectively, and approximately $800,000 and $600,000 of product research and development costs in the first six months of fiscal 2006 and 2005, respectively.
Operating income
The operating income for the second quarter of fiscal 2006 was $240,957 compared with operating income of $547,196 in the second quarter of fiscal 2005. The decrease in operating income is primarily the result of the planned increase in sales and marketing and product development staff and their related expenses, as noted above, necessary to enable future significant growth in revenues and increasing operating profits.
The operating income for the first six months of fiscal year 2006 was $169,514 compared with operating income of $293,078 in the first six months of 2005. The decrease in operating income is primarily the result of the planned increase in sales and marketing and product development staff and their related expenses, as noted above, necessary to enable future significant growth in revenues and increasing operating profits.
Interest income consists primarily of interest on invested cash. The increase for the six months in interest income results from increased average cash balances and interest rates.
Interest expense relates primarily to the long-term debt and includes the interest expense on the capitalized leases. The increase results from the increases in the Prime Rate of interest charged.
The current period’s tax provision is primarily state income taxes. During the prior periods the Federal Minimum Alternative Minimum Tax was also included.
Net earnings
The net earnings for the second quarter of fiscal 2006 were $214,727 ($0.02 per share) compared with net earnings of $519,269 ($0.06 per share) in the second quarter of fiscal 2005. This decrease results from the increased expenses and cost of systems sales as noted above.
The net earnings for the first six months of fiscal year 2006 were $134,849 ($0.01 per share) compared with net earnings of $242,750 or ($0.03 per share) in the first six months of fiscal year 2005. This decrease results from the increased expenses and cost of systems sales as noted above.
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
LIQUIDITY AND CAPITAL RESOURCES
During the last five fiscal years, the Company has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, and a $3,500,000 bank loan in 2004. The Company’s liquidity is dependent upon numerous factors to include: the timing and amount of revenues and collection of contractual amounts from customers, amounts invested in research and development, capital expenditures, and the level of operating expenses, all of which can vary significantly from quarter-to-quarter.

The Company’s customers typically have been well-established hospitals or medical facilities or major HIS companies that resell the Company’ products, which have good credit histories and payments have been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments.
The Company has no significant obligations for capital resources, other than its $1,000,000 of debt, the noncancelable operating leases of approximately $1,443,000 payable over the next five years and capitalized leases of approximately $205,000, payable over the next three years. Capital expenditures for property and equipment in 2006 are not expected to exceed $500,000.
During the three prior fiscal years, the Company has expended in the aggregate approximately $1,566,000 for capital expenditures, increased its sales and marketing expenses, its product research and development and its support and consulting expenses, and made net debt and deferred interest repayments of approximately $6,625,000. This resulted in significant net cash outlays over the last three fiscal years. Although the Company reduced staffing levels and related expenses during 2003 and 2004, the stringent expense controls and reduced staffing, caused by the necessity to retire the long-term debt, hampered the growth of revenues in fiscal year 2003 and 2004. Accordingly, to continue to achieve increasing revenues and profitability, it was necessary for the Company to significantly increase the sales and marketing expenses in fiscal 2005 and will continue to do so in 2006, albeit at a much lower rate. The Company believes that this strategic initiative to expand sales and marketing should produce improved results in late 2006 and beyond as the expanded sales and marketing efforts begin to produce results. However, there can be no assurance the Company will be able to do so. At July 31, 2006, the Company had cash of $1,960,996.
The Company has carefully monitored operating expenses during the last five fiscal years. Notwithstanding the current levels of revenues and operating profit, for the foreseeable future, the Company will need to continually assess its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to reduce operating expenses or raise cash through additional borrowings, the sale of assets, or issue additional equity, or a combination thereof. Certain of these actions will require current lender approval. However, there can be no assurance the Company will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse effect on future operating performance.
The Company believes that its present cash position, combined with cash generation currently anticipated from operations may not be sufficient to meet anticipated future cash requirements for the short term. Continued expansion of the Company in the future will require additional resources. The Company needs to obtain additional debt or an additional infusion of capital, or a combination of both, depending on the extent of the expansion of the Company and future revenues. The Company is currently discussing with potential lenders obtaining a new working capital revolving loan. The Company believes that it will be able to obtain a working capital loan on favorable terms. However, there can be no assurance the Company will be able to do so.
To date, inflation has not had a material impact on the Company’s revenues or expenses.
SIGNED AGREEMENTS — BACKLOG
The Company, or its remarketing partners, enters into master agreements with customers to specify the scope of the system to be installed and services to be provided, the agreed upon aggregate price and the timetable for implementation. The master agreement typically provides that the Company, or its remarketing partner, will deliver the system in phases pursuant to the customer’s purchase orders, thereby allowing the customer flexibility in the timing of its receipt of systems and to make adjustments that may arise based upon changes in technology or changes in customer needs. The master agreement also allows the customer to request additional components as the installation progresses, which additions are then separately negotiated as to price and terms. Historically, customers have ultimately purchased systems and services in addition to those originally contemplated by the master agreement. Although there can be no assurance that customers will continue in the future to expand their systems and purchase additional licenses and services, the Company believes, based on its past experience, that its customers will expand their existing systems.
At July 31, 2006, the Company has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services) which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of approximately $5,520,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, the Company has entered into application-hosting agreements, which are expected to generate revenues in excess of $4,473,000, through their respective renewal dates in fiscal 2006 through 2008.
The Company’s master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2005, 2004 and 2003 were approximately $5,104,000, $5,220,000 and $4,712,000, respectively. Maintenance and support revenues are expected to increase in 2006. At July 31, 2006, the Company had maintenance agreements, purchase orders or royalty reports from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $3,484,000 through their respective renewal dates in fiscal 2006 and 2007.
The commencement of revenue recognition varies depending on the size and complexity of the system; the implementation schedule requested by the customer and usage by customers of the application-hosting services. Therefore, the Company is unable to predict accurately the revenue it expects to achieve in any particular period. The Company’s master agreements generally provide that the customer may terminate its agreement upon a material breach by the Company, or may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of a master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company’s business, financial condition, and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the LanVision Systems, Inc. n/k/a/ Streamline Health Solutions, Inc. annual report on Form 10-K for the fiscal year ending January 31, 2006. The Company exposures to market risk have not changed materially since January 31, 2006.
Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that there is reasonable assurance that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-14(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive and Chief Financial Officer, concluded that there is reasonable assurance that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no material changes in the Company’s internal control or in the other controls during the quarter ended July 31, 2006 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is, from time-to-time, a party to various legal proceedings and claims, which arise, in the ordinary course of business. The Company is not aware of any legal matters that will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position.
Item 1A Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A, Risk Factors” in the LanVision Systems, Inc. n/k/a Streamline Health Solutions, Inc. annual report on Form 10-K for the fiscal year ending January 31, 2006. The risk factors have not changed materially since January 31, 2006. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. In addition, risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company, its financial condition and/or operating results.
Item 3. DEFAULTS UPON SENIOR SECURITIES
The Company is not in default under its existing Loan Agreement.

Item 6. EXHIBITS
(a) Exhibits

3.1(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. (*)

3.1(b)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. amendment No. 1.

3.3	Bylaws of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems Systems, Inc. (*)

10.1	Term Note dated May 8, 2006 with The Fifth Third Bank (**)

10.2	Indemnification agreement between the Registrant and J. Brian Patsy. Identical agreements were entered into with each of the Registrant’s other Directors, Richard C. Levy, Jonathan R. Phillips and Edward J. VonderBrink, and each of the Registrant’s other Executive Officers, William A. Geers, Paul W. Bridge, Jr., and Donald E. Vick, Jr. (***)

11	Computation of Earnings Per Common Share

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
(*) Incorporated herein by reference from, the Registrant’s (formerly LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.
(**) Incorporated herein by reference from the Registrant’s (formerly LanVision Systems, Inc.) Form 8-K, as filed with the Commission on May 10, 2006.
(***) Incorporated herein by reference from the Registrant’s (formerly LanVision Systems, Inc.) Form 8-K, as filed with the Commission on June 7, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Streamline Health Solutions, Inc.
DATE:	September 7, 2006	By:	/s/ William A. Geers William A. Geers Chief Operating Officer
DATE:	September 7, 2006	By:	/s/ Paul W. Bridge, Jr. Paul W. Bridge, Jr. Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Exhibit

3.1(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. Previously filed with the Commission and incorporated herein by reference from, the Registrant’s (LanVision System, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

3.1(b)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., amendment No. 1

3.3	Bylaws of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. Previously filed with the Commission and incorporated herein by reference from, the Registrant’s (LanVision System, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

10.1	Term Note dated May 8, 2006 with The Fifth Third Bank. Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 8-K, as filed with the Commission on May 10, 2006.

10.2	Indemnification agreement between Registrant and J. Brian Patsy. Identical agreements were entered into with each of the Registrant’s other Directors, Richard C. Levy, Jonathan R. Phillips and Edward J. VonderBrink, and each of the Registrant’s other Executive Officers, William A. Geers, Paul W. Bridge, Jr., and Donald E. Vick, Jr. Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 8-K, as filed with the Commission on June 7, 2006.

11	Computation of Earnings Per Common Share

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002