Form 10-Q
period 2006-10-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2006-12-08
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of December 1, 2006: 9,211,399.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets

	(Unaudited)	(Audited)
	October 31,	January 31,
	2006	2006
Current assets:
Cash	$1,640,225	$4,634,219
Accounts receivable, net of allowance for doubtful accounts of $200,000, respectively	1,961,596	2,117,495
Contract receivables	2,286,239	2,268,913
Prepaid expenses	599,773	366,731
Deferred tax asset	601,000	601,000

Total current assets	7,088,833	9,988,358

Property and equipment:
Computer equipment	2,353,969	2,120,321
Computer software	1,083,440	989,556
Office furniture, fixtures and equipment	782,768	736,858
Leasehold improvements	543,318	522,863

	4,763,495	4,369,598
Accumulated depreciation and amortization	(3,240,928)	(2,666,784)

	1,522,567	1,702,814
Contract receivables	728,541	728,541
Capitalized software development costs, net of accumulated amortization of $4,845,734 and $4,033,232, respectively	3,249,859	2,706,697
Other, including deferred taxes of $1,274,000, respectively	1,305,861	1,306,741

	$13,895,661	$16,433,151

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Liabilities and Stockholders’ Equity

	(Unaudited)	(Audited)
	October 31,	January 31,
	2006	2006
Current liabilities:
Accounts payable	$365,627	$1,055,539
Accrued compensation	446,580	1,139,587
Accrued other expenses	615,363	744,112
Deferred revenues	2,739,739	2,617,184
Current portion of long-term debt	1,000,000	1,000,000
Current portion of capitalized leases	89,450	84,951

Total current liabilities	5,256,759	6,641,373

Capitalized leases	79,390	147,051
Long-term debt	—	1,000,000
Non-current lease incentives	241,474	293,409

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share 5,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,211,399 and 9,159,541 shares issued, respectively	92,114	91,595
Capital in excess of par value	35,256,004	35,090,302
Accumulated (deficit)	(27,030,080)	(26,830,579)

Total stockholders’ equity	8,318,038	8,351,318

	$13,895,661	$16,433,151

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended October 31,
(Unaudited)

	Three Months		Nine Months
	2006	2005	2006	2005
Revenues:
Systems sales	$561,213	$621,519	$3,476,521	$2,334,216
Services, maintenance and support	2,212,044	1,771,236	6,110,393	5,323,582
Application-hosting services	818,856	771,839	2,436,328	2,269,400

Total revenues	3,592,113	3,164,594	12,023,242	9,927,198

Operating expenses:
Cost of systems sales	493,343	451,033	2,049,261	1,397,973
Cost of services, maintenance and support	956,938	786,290	2,649,273	2,290,288
Cost of application-hosting services	278,271	263,436	855,647	752,131
Selling, general and administrative	1,452,044	1,212,472	4,369,664	3,561,280
Product research and development	708,399	914,281	2,226,765	2,095,366

Total operating expenses	3,888,995	3,627,512	12,150,610	10,097,038

Operating income (loss)	(296,882)	(462,918)	(127,368)	(169,840)

Other income (expense):
Interest income	11,774	27,317	64,274	65,208
Interest expense	(24,242)	(35,868)	(107,407)	(107,087)

Earnings (loss) before taxes	(309,350)	(471,469)	(170,501)	(211,719)
Income taxes	(25,000)	17,000	(29,000)	—

Net earnings (loss)	$(334,350)	$(454,469)	$(199,501)	$(211,719)

Basic net earnings (loss) per common share	$(0.04)	$(0.05)	$(0.02)	$(0.02)

Diluted net earnings (loss) per common share	$(0.04)	$(0.05)	$(0.02)	$(0.02)

Number of shares used in per common share computations:
Basic	9,211,399	9,131,237	9,190,028	9,108,911

Diluted	9,211,399	9,131,237	9,190,028	9,108,911

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended October 31,
(Unaudited)

	2006	2005
Operating activities:
Net earnings (loss)	$(199,501)	$(211,719)
Adjustments to reconcile net earnings (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	1,386,646	1,085,380
Share-based compensation expense	80,903	—

Cash (used for) provided by assets and liabilities:
Accounts and contract receivables	138,573	370,202
Other current assets	(233,042)	(65,297)
Accounts payable and accrued expenses	(1,511,668)	(37,210)
Deferred revenues	122,555	(420,959)

Net cash (used for) provided by operating activities	(215,534)	720,397

Investing activities:
Purchases of property and equipment	(393,897)	(804,861)
Long-term lease incentive	—	(103,727)
Capitalization of software development costs	(1,355,664)	(900,000)
Other	(51,055)	154,532

Net cash (used for) investing activities	(1,800,616)	(1,654,056)

Financing activities:
Repayment of long-term debt	(1,000,000)	—
Payment of capitalized leases	(63,162)	(166,535)
Exercise of stock options and employee stock purchase plan	85,318	68,754

Net cash (used for) financing activities	(977,844)	(97,781)

(Decrease) in cash	(2,993,994)	(1,031,440)
Cash at beginning of period	4,634,219	4,181,073

Cash at end of period	$1,640,225	$3,149,633

Supplemental cash flow disclosures:
Income taxes paid (refund)	$66,537	$(27,864)

Interest paid	$107,408	$107,489

Leasehold improvements (included in property and equipment) paid for by the landlord as a lease inducement	$—	$326,000

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. formerly known as LanVision Systems, Inc. (“Streamline Health® or the Company”) without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent LanVision Systems, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three or nine months ended October 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007.
Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the Company’s significant accounting policies is presented beginning on page 39 of the LanVision Systems, Inc. fiscal year 2005 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during fiscal year 2006, except for the adoption and implementation of Financial Accounting Standards No. 123(R), Share-Based Payment, which requires expensing the fair value of equity awards effective the first quarter of fiscal year 2006. (See also note 4 below.)
Note 3 — CHANGES IN BALANCE SHEET ACCOUNT BALANCES
The decrease in cash during the first nine months results primarily from the payment of $1,000,000 in long-term debt and increased software capitalization.
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
The decrease in accounts payable results primarily from the payment of invoices received and paid after the prior fiscal year end.
The decrease in accrued compensation results primarily from the payment of the higher than usual fiscal 2005 year end accrued bonuses paid subsequent thereto.
Note 4 — EQUITY AWARDS
During the first nine months of the current fiscal year, the Company granted 30,000 equity awards (stock options). During the same period, 30,000 stock options were forfeited and 24,667 stock options were exercised under all plans.
Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, established a fair value method of financial accounting and reporting for stock-based compensation plans. The Company elected to continue to account for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, adopted the disclosure only provisions of Statement 123 through fiscal year 2005. At October 31, 2006, the Company had two stock-based compensation plans. No stock-based compensation cost is reflected in the 2005 net earnings, as all options granted under the plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant. The table below illustrates the effect on net earnings and earnings per share for the third quarter and nine months of fiscal year 2005 as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, to stock-based employee compensation.

	Three	Nine
	months	months
Three & nine months ended October 31, 2005	2005	2005
Net earnings (loss), as reported	$(454,469)	$(211,719)
Deduct: Total stock based compensation expense determined under the fair value based method for all awards, net of related tax effects	(24,450)	(50,948)

Pro forma net earnings (loss)	$(478,919)	$(262,667)

Earnings (loss) per share:
Basic – as reported	$(0.05)	$(0.02)

Basic – pro forma	$(0.05)	$(0.02)

Diluted – as reported	$(0.05)	$(0.02)

Diluted – pro forma	$(0.05)	$(0.02)

The assumptions used to calculate the fair value of equity awards granted are evaluated and revised, as necessary, to reflect current market conditions and prior experience.
In December 2004, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. The statement establishes new accounting standards for entities which exchange equity instruments (e.g. stock options, restricted stock, stock appreciation rights (“SARs”), employee stock purchase plans, etc.) for goods or services. The Company adopted the standards of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective the first quarter of fiscal year 2006, using the modified-prospective-transition method which requires expensing the fair value of the equity awards beginning in the fiscal period in which the recognition provisions are first applied. Based on the number of stock-based compensation equity awards currently outstanding, the impact on operating expense in fiscal year 2006 is currently expected to be approximately $109,000. However, current grants that are not currently expected to vest and accordingly have not been expensed, and future grants of equity awards could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.
As a result of adopting Statement 123(R) on February 1, 2006, the company’s (loss) before income taxes and net (loss) for the three months and nine months ended October 31, 2006, are $27,875 and $80,903 greater, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings (loss) per share for the three months and nine months ended October 31, 2006, respectively are not significantly different than if the company had continued to account for share-based compensation under Opinion 25.

Pro forma information regarding the net earnings (loss) and net earnings (loss) per common share is required for 2005, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement.
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
The 25,000 outstanding SARs vest when certain performance criteria are met. The performance objectives are such that the recipient earns 100% or 0% of the number of SARs granted. Performance based SAR expense is recognized over the performance period based on the stock price at each reporting date, when satisfaction of the performance criteria is deemed probable. As the performance criteria as of October 31, 2006 was not deemed probable, no expense was recognized in the first three quarters of 2006.
Note 5 — EARNINGS PER SHARE
The basic per common share is calculated using the weighted average number of common shares outstanding during the period.
The 2006 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options, stock appreciation rights (SAR) & warrants), as the inclusion thereof would be antidilutive. The Company had 451,500 option shares, 25,000 SAR’s and 750,000 warrants outstanding at October 31, 2006 that were not included in the diluted net earnings per share calculations as the inclusion thereof would be antidilutive.
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

	Total	2006	2007	2008	2009	2010
Capitalized leases	$180,229	$24,577	$98,306	$57,346	$—	$—
Long-term debt	1,000,000	—	1,000,000	—	—	—
Operating leases	1,333,797	77,439	398,551	350,228	342,484	165,095

Total	$2,514,026	$102,016	$1,496,857	$407,574	$342,484	$165,095

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
Warranties and Indemnities
The Company provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, the Company’s estimated warranty liability might need to be increased. The Company bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions, which may be required to be granted to a customer, which result from performance issues. The Company’s ASPeN application-hosting services guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. The Company’s standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of the Company’s operation of its business or any negligent act or omission of the Company. To date, the Company has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. At October 31, 2005 and 2006, the Company had a warranty reserve in the amount of $250,000. Each contract is reviewed quarterly with the appropriate Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.
Note 7 — RETIREMENT PLAN
The Company maintains a 401(k) profit-sharing plan for its employees. Employees may contribute a certain percentage of their compensation to the plan. The Company contributions to the plan are discretionary, and are determined by resolution of the Board of Directors. Starting in fiscal 2006, the Company began matching 100% of employee contributions up to 4% of their compensation. This matching contribution of approximately $84,000, $64,000 and $74,000 was charged to expense for the first, second and third quarters, respectively.

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
Historically, the Company has derived most of its revenues from systems sales, recurring application-hosting services, recurring maintenance fees, and professional services involving the licensing, either directly or through remarketing partners, of its Medical Record and Revenue Cycle Workflow Document Management solutions to Integrated Healthcare Delivery Networks (“IDN”). In a typical transaction, the Company, or its remarketing partners, enter into a perpetual license or fee-for-service subscription agreement for the Company’s software application suite and may license or sell other third-party software and hardware components to the IDN. Additionally, the Company provides professional services, including implementation, training, and product support.
With respect to systems sales, the Company earns its highest margins on its proprietary software and application-hosting services and the lowest margins on third-party hardware and software. Systems sales to customers may include different configurations of the Company software, hardware, third party software, and professional services, resulting in varying margins among contracts. The margins on professional services revenues fluctuate based upon the negotiated terms of the agreement with each customer and the Company’s ability to fully utilize its professional services, maintenance, and support services staff.
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
In 2002, the Company entered into a five year Remarketing Agreement with IDX Information Systems Corporation, which was acquired by GE Healthcare, a unit of the General Electric Company in January 2006. Under the terms of the Remarketing Agreement, IDX was granted a non-exclusive worldwide license to distribute all the Company workflow software including accessANYwareTM, codingANYwareTM, and ASPeN application-hosting services to IDX customers and prospective customers, as defined in the Remarketing Agreement. The agreement has an automatic annual renewal provision and, after the initial five year period, can be cancelled by IDX upon 90 days written notice to the Company.
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
REVENUES
Revenues for the third fiscal quarter ended October 31, 2006, were $3,592,113, compared with $3,164,594 reported in the comparable quarter of 2005. The increase was primarily the result of increased professional services and support revenues, when compared to the prior comparable period.
Revenues for the first nine months ended October 31, 2006, were $12,023,242, compared with $9,927,198 reported in the comparable period of 2005. The increase was primarily the result of increased system sales and professional services revenues, when compared to the prior comparable period.
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
The cost of systems sales as a percentage of systems sales for the third quarter of fiscal 2006 and 2005 were 88% and 73%, respectively. The increase results from increased hardware and third- party software sales in the current periods, which have lower margins when compared to the product mix in the comparable prior period.
The cost of systems sales as a percentage of systems sales for the first nine months of fiscal 2006 and 2005 were 59% and 60%, respectively. On a year to date basis, the combined mix of third-party hardware, software and Streamline Health software licensing revenues resulted in substantially the same gross margin.
Cost of Services, Maintenance and Support
The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. The Company’s support margins are highest on the Company’s proprietary software. Accordingly, margins improve as more customers are added.
As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 43% and 44% for the third quarter of fiscal 2006 and 2005, respectively.
As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 43% and 43% for the first nine months of fiscal 2006 and 2005, respectively.
Cost of Application-hosting services
The cost of application-hosting services includes compensation and benefits for hosting center personnel, the cost of third party maintenance contracts, occupancy and depreciation on the hosting center equipment.
As a percentage of application-hosting revenues, the cost of application-hosting was 34% and 34% for the third quarter of fiscal 2006 and 2005, respectively.
As a percentage of application-hosting revenues, the cost of application-hosting was 35% and 33% for the first nine months of fiscal 2006 and 2005, respectively. The increase in the cost percentage reflects additional depreciation and additional compensation, including one additional staff member, which was not offset by the increased revenues.
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
During the third quarter of fiscal 2006, Selling, General and Administrative expenses were $1,452,044 compared with $1,212,472 in the comparable prior period. The increase when compared with the comparable prior quarter was primarily the result of increased sales and marketing staff, and increased travel and living expenses associated with additional sales personnel.

During the first nine months of fiscal year 2006, Selling, General and Administrative expenses were $4,369,664 compared with $3,561,280 in the comparable prior period. The increase when compared with the comparable prior period was primarily the result of increased: sales and marketing staff, commissions and increased travel and living expenses associated with additional sales personnel.
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
During the third quarter, research and development expenses of $708,399 decreased compared with $914,281 in the comparable prior quarter. The decrease results primarily from additional software capitalization in the third quarter associated with new products under development in 2006.
During the nine months, research and development expenses were $2,226,765 compared with $2,095,366 in the comparable prior period. The increase results primarily from additional staff associated with new products under development in 2006 and may increase during the fourth quarter as additional staff increases are under consideration.
The Company monitors closely and augments its Research and Development staff, as necessary, with outside contractors to assist with the development and testing of new products. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, approximately $555,500 and $300,000 of product research and development costs in the third quarter of fiscal 2006 and 2005, respectively, and approximately $1,356,000 and $900,000 of product research and development costs in the first nine months of fiscal 2006 and 2005, respectively. The increase capitalized software reflects the significant increase in Research and Development efforts and new products under development.
Operating income (loss)
The operating (loss) for the third quarter of fiscal 2006 was $296,882 compared with operating (loss) of $462,918 in the third quarter of fiscal 2005. The decrease in the operating loss is due to greater increases in revenues than the increases in expenses as noted above.
The operating (loss) for the first nine months of fiscal year 2006 was $127,368 compared with operating (loss) of $169,840 in the first nine months of 2005. The decrease in the operating loss is due to greater increases in revenues than the increases in expenses as noted above.

Interest income consists primarily of interest on invested cash. The increase for the nine months in interest income results from lower average cash balances offset by higher interest rates.
Interest expense relates primarily to the long-term debt and includes the interest expense on the capitalized leases. The increase results from the increases in the Prime Rate of interest charged offset by lower average debt balances.
The current period’s tax provision is primarily state income taxes. During the prior periods the Federal Minimum Alternative Minimum Tax was also included.
Net earnings
The net (loss) for the third quarter of fiscal 2006 were $334,350 ($0.04 per share) compared with a net (loss) of $454,469 ($0.05 per share) in the third quarter of fiscal 2005. This decrease results from the increased expenses revenues offset by the increased expenses noted above.
The net (loss) for the first nine months of fiscal year 2006 were $199,501 ($0.02 per share) compared with a net (loss) of $211,719 or ($0.02 per share) in the first nine months of fiscal year 2005. This decrease results from increased revenues offset by the increased expenses as noted above.
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
The Company has no significant obligations for capital resources, other than its $1,000,000 of debt, the noncancelable operating leases of approximately $1,338,000 payable over the next five years and capitalized leases of approximately $180,000, payable over the next three years. Capital expenditures for property and equipment in 2006 are not expected to exceed $500,000.
During the two prior fiscal years, the Company has expended in the aggregate approximately $1,242,000 for capital expenditures, increased its sales and marketing expenses, its product research and development and its support and consulting expenses, and made net debt and deferred interest repayments of approximately $3,635,000, and utilized the proceeds of an additional loan of $3,500,000. This resulted in significant net cash outlays over the last three fiscal years. Although the Company reduced staffing levels and related expenses during 2003 and 2004, the stringent expense controls and reduced staffing, caused by the necessity to retire the long-term debt, hampered the growth of revenues in fiscal year 2003 and 2004. Accordingly, to continue to achieve increasing revenues and profitability, it was necessary for the Company to significantly increase the sales and marketing expenses in fiscal 2005 and will continue to do so in 2006, albeit at a much lower rate. The Company believes that this strategic initiative to expand sales and marketing should produce improved results in late 2006 and beyond as the expanded sales and marketing efforts begin to produce results. However, there can be no assurance the Company will be able to do so. At October 31, 2006, the Company had cash of $1,640,225.
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
At October 31, 2006, the Company has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services) which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of approximately $9,800,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, the Company has entered into application-hosting agreements, which are expected to generate revenues in excess of $4,800,000, through their respective renewal dates in fiscal 2006 through 2009.
The Company’s master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2005, 2004 and 2003 were approximately $5,104,000, $5,220,000 and $4,712,000, respectively. Maintenance and support revenues are expected to increase in 2006. At October 31, 2006, the Company had maintenance agreements, purchase orders or royalty reports from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $3,485,000 through their respective renewal dates in fiscal 2006 and 2007.
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
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive and Chief Financial Officer, concluded that there is reasonable assurance that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no material changes in the Company’s internal control or in the other controls during the quarter ended October 31, 2006 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.

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
Item 3. DEFAULTS UPON SENIOR SECURITIES
The Company is not in default under its existing Loan Agreement.

Item 6. EXHIBITS
(a) Exhibits
3.1(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. (*)

3.1(b)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. amendment No. 1 (**)

3.3	Bylaws of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems Systems, Inc. (*)

10.1	Indemnification agreement between the Registrant and Andrew L. Turner, a Director (***)

11	Computation of Earnings Per Common Share

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as Amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(*)	Incorporated herein by reference from, the Registrant’s (formerly LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

(**)	Incorporated herein by reference from, the Registrant’s Form 10-Q, as filed with the Commission on September 8, 2006.

(***)	Incorporated herein by reference from the Registrant’s Form 8-K, as filed with the Commission on November 22, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Streamline Health Solutions, Inc.

DATE: December 8, 2006	By:	/s/ William A. Geers

William A. Geers
Chief Operating Officer

DATE: December 8, 2006	By:	/s/ Paul W. Bridge, Jr.

Paul W. Bridge, Jr.
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Exhibit

3.1(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc.
Previously filed with the Commission and incorporated herein by reference from, the Registrant’s (LanVision System, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

3.1(b)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., amendment No. 1
Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on September 8, 2006.

3.3	Bylaws of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc.
Previously filed with the Commission and incorporated herein by reference from, the Registrant’s (LanVision System, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

10.1	Indemnification agreement between Registrant and Andrew L. Turner, a Director
Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 8-K, as filed with the Commission on November 22, 2006.

11	Computation of Earnings Per Common Share

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as Amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002