Form 10-K
period 2007-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2007-04-10
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007
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

Securities registered pursuant to Section 12 (b) of the Act:
Common Stock, $.01 par value
( Title of Class )
The NASDAQ Stock Market LLC
(Name of exchange on which listed)
Securities registered pursuant to Section 12 (g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by The NASDAQ Stock Market for the Registrant’s Common Stock on July 31, 2006, was $28,489,331.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 2, 2007: 9,211,399.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2007 are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as a part hereof.

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements relating to the Company’s plans, strategies, expectations, intentions, etc. and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are no guarantee of future performance and are subject to certain risks and uncertainties that are difficult to predict and actual results could differ materially from those reflected in the forward-looking statements. These risks and uncertainties include, but are not limited to, the timing of contract negotiations and executions, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell Streamline Health products, the ability of Streamline Health to control costs, availability of products obtained from third-party vendors, the healthcare regulatory environment, healthcare information system budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risk factors that might cause such differences including those discussed herein, including, but not limited to, discussions in the sections entitled Part I, “Item 1 Business”, “Item 1A Risk Factors”, Part II, “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 Financial Statements and Supplemental Data.” In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this and other documents Streamline Health Solutions, Inc. files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

PART I

Item 1.	Business

General

Streamline Health Solutions, Inc. (“Streamline Health®” or “the Company”) formerly known as LanVision Systems, Inc. is a healthcare information technology company, which is focused on developing and licensing proprietary software solutions that improve document-centric information flows and complement and enhance existing transaction-centric hospital healthcare information systems. The Company’s workflow and document management solutions bridge the gap between current, predominantly paper-based processes and transaction-based healthcare information systems by 1) electronically capturing document-centric information from disparate sources, 2) electronically directing that information through vital business processes, and 3) providing access to the information to authenticated users (such as physicians, nurses, administrative and financial personnel and payers) across the continuum of care. Streamline Health’s systems are designed for enterprise wide deployment to seamlessly connect disparate departmental systems, or silos of independent technologies which create Friction PointsTM, in a common interoperable document management workflow solution.

The Company’s workflow-based products and services offer solutions to specific healthcare business processes within the Health Information Management (HIM) and revenue cycle, such as: remote coding, abstracting and chart completion, remote physician order processing, pre-admission registration scanning, insurance verification, secondary billing services, explanation of benefits processing, release of information processing and other departmental workflow processes.

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

The Company’s software solutions can be provided on a subscription basis via remote application-hosting services or licensed and installed locally. Streamline Health provides ASPeNSM, Application Service Provider-based remote hosting services to, The University Hospital, a member of the Health Alliance of Greater Cincinnati, M.D. Anderson Cancer Center, and Children’s Medical Center of Columbus, OH, among others. In addition, Streamline Health has licensed its workflow and document management solutions, which are installed at leading healthcare providers including Stanford Hospital and Clinics, the Albert Einstein Healthcare Network, Beth Israel Medical Centers, the University of Pittsburgh Medical Center, Medical University Hospital Authority of South Carolina, and Memorial Sloan-Kettering Cancer Center, among others.

The Company’s applications allow authenticated users, such as physicians, nurses, administrative and financial personnel, and payers with access to patient healthcare information that exists in disparate systems across the continuum of care and improve operational efficiencies through business process re-engineering and automating labor-intensive and demanding paper environments. Streamline Health’s applications and services are complementary to existing clinical and financial systems, and use document imaging and advanced workflow tools to ensure users can electronically access both “structured” (transaction-centric) and “unstructured” (document-centric) patient data and all the various forms of clinical and financial healthcare information from a single permanent and secure repository, including clinician’s handwritten notes, laboratory reports, photographs, insurance cards, etc.

The Company’s workflow solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access and utilize Streamline Health’s advanced technological workflow applications to process information, on a real-time basis from virtually any location, including the Physician’s desktop, using web-based technology. Streamline Health’s solutions integrate its own proprietary imaging platform, application workflow modules and image and web-enabling tools that allow for the seamless merger of “back office” functionality with existing Clinical and Financial Information Systems at the desktop.

The Company offers its own document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, Streamline Health’s applications fulfill the administrative and regulatory needs of the Health Information Management, Patient Financial Services and other hospital departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, Streamline Health has integrated its products with selected systems from Siemens Medical Solutions USA Inc. (Siemens), Cerner Corporation, and IDX Information Systems Corporation (IDX) (now part of GE Medical see below) applications, thus enabling customers to use our solutions without the expense of replacing entire software systems to gain the software functionality. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Electronic Medical Record. Streamline Health’s systems deliver on-line enterprise wide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.

The Company operates in one segment as a provider of health information technology solutions that streamline healthcare information flows within a healthcare facility. The financial information required by Items 101(b) of Regulation S-K is contained in Item 6 Selected Financial Information of this Form 10-K.

Historically, Streamline Health has derived most of its revenues from recurring application-hosting services, recurring maintenance fees, professional services and system sales involving the licensing, either directly or through remarketing partners, of its Health Information Management Workflow and Revenue Cycle Management Workflow solutions to Integrated Healthcare Delivery Networks (IDN). In a typical transaction, Streamline Health, or its remarketing partners, enter into a perpetual license or fee-for-service subscription agreement for Streamline Health’s software application suite and may license or sell other third-party software and hardware components to the IDN. Additionally, Streamline Health provides professional services, including implementation, training, and product support.

Streamline Health earns its highest margins on proprietary Streamline Health software and application-hosting services and the lowest margins on third-party hardware and software. Sales to customers may include different configurations of Streamline Health software, hardware, third party software, and professional services, resulting in varying margins among contracts. The margins on professional services revenues fluctuate based upon the negotiated terms of the agreement with each customer and Streamline Health’s ability to fully utilize its professional services, maintenance, and support services staff.

Beginning in 1998, Streamline Health began offering customers the ability to obtain its workflow solutions on an application-hosting basis as an Application Service Provider (ASP). Streamline Health established a hosting data center and installed Streamline Health’s suite of workflow products, called ASPeN (Application Service Provider eHealth Network) within the hosting data center. Under this arrangement, customers electronically capture information and securely transmit the data to the hosting data center. The ASPeN services store and manage the data using Streamline Health’s suite of applications, and customers can view, print, fax, and process the information from anywhere using the Streamline Health web-based applications. Streamline Health charges and recognizes revenue for these ASPeN services on a per transaction or subscription basis as information is captured, stored, retrieved and processed.

The decisions by a healthcare provider to replace, substantially modify, or upgrade its information systems are a strategic decision and often involve a large capital commitment requiring an extended approval process. Since inception, Streamline Health has experienced extended sales cycles. It is not uncommon for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter-to-quarter operating results. These agreements cover the licensing, implementation and maintenance of the system, which typically takes place in one or more phases. The licensing agreements generally provide for the licensing of Streamline Health’s proprietary software and third-party software with a perpetual or term license fee on either an unlimited number of users (site license) or a specific number of users (concurrent users license) that is adjusted upward depending on the number of concurrent users using the software. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with Streamline Health’s ASP services solution, the application-hosting services agreements generally provide for utilizing Streamline Health’s software and third-party software on a fee per transaction or recurring subscription basis.

ASPeN services was designed to overcome obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for Healthcare Information Systems personnel to implement new systems. Streamline Health believes that large IDN’s and smaller healthcare providers are looking for this type of ASP application because of the ease of implementation and lower entry-level costs. Streamline Health believes its business model is especially well suited for the medium to small acute care facility marketplace as well as the ambulatory marketplace and is actively pursuing remarketing agreements, in addition to those discussed below, with other Healthcare Information Systems and staff outsourcing providers to distribute Streamline Health’s workflow solutions.

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

In 2002, Streamline Health entered into a five year Remarketing Agreement with IDX Information Systems Corporation, which was acquired by GE Healthcare, a unit of the General Electric Company in January 2006. Under the terms of the Remarketing Agreement, IDX was granted a non-exclusive worldwide license to distribute all Streamline Health workflow software including accessANYwareTM, Coding Workflow, and ASPeN application-hosting services to IDX customers and prospective customers, as defined in the Remarketing Agreement. The Agreement has an automatic annual renewal provision and, after the initial five year period, can be cancelled by IDX upon 90 days written notice to the Company. The Company believes that the agreement will be renewed and will not be terminated.

Under the terms of a Remarketing Agreement with IDX (now part of GE Healthcare), Streamline Health records this revenue when the products are made available to end-users. Royalties are remitted to Streamline Health based upon IDX sublicensing Streamline Health’s software to its customers. Thirty percent of the royalty is due 45 days following the end of the month in which IDX executes an end-user license agreement with its customer. The remaining seventy percent of the royalty is due from IDX, in varying amounts based on specific milestones, 45 days following the end of the month in which a milestone occurs.

Streamline Health’s quarterly operating results have varied in the past and will continue to do so in the future because of various reasons including: demand for Streamline Health’s products and services, long sales cycles, and extended installation and implementation cycles based on customer’s schedules. Sales are often delayed because of customers’ budgets and competing capital expenditure needs as well as personnel resource constraints within an integrated delivery network.

Delays in anticipated sales or installations have a significant impact on Streamline Health’s quarterly revenues and operating results, because substantial portions of the operating expenses are fixed.

The U.S. Department of Health and Human Services, in its National Health Expenditure Projections released in January 2003, believes that health spending expenditures will reach $3.1 trillion in 2012, growing at an average annual rate of 7.3% during the forecasted period 2002-2012. As a share of the Gross Domestic Product, health spending is projected to reach 17.7% by 2012 up from its 2002 level of 14.1%. Total spending on healthcare was $1.9 trillion in 2004, over four times the amount spent on defense (source: National Coalition on Health Care). Hospital spending accounted for 28% of the growth in personal health spending between 1997 and 2000 and increased to 38% by 2002 — 2004. The federal Centers for Medicare and Medicaid Services projections indicate that by 2015, health spending will account for 20% of the gross domestic product, up from 16% in 2005 and the growth in spending is projected to average 7.2% a year. In response to this growth, the healthcare industry is undergoing significant change as competition and cost-containment measures imposed by governmental and private payers have created significant pressures on healthcare providers to control healthcare costs while providing quality patient care. At the same time, the healthcare delivery system is experiencing a shift from a highly fragmented group of non-allied healthcare providers to integrated healthcare networks, which combine all of the services, products and equipment necessary to address the needs of healthcare customers. As a result, healthcare providers are seeking to cut costs, increase productivity and enhance the quality of patient care through improved access to information throughout the entire hospital or integrated healthcare network.

In 2004, President Bush called for all Americans to have electronic health records by 2014. Since then he has emphasized health-care information technology in some very high-profile speeches, including his 2007 State of the Union address, calling it critical to making the United States health-care system more efficient, affordable, and safe.

Today, the majority of the patient records are paper-based. The inefficiencies of paper-based records increase the cost of patient care. Physicians often cannot gain access to medical records at the time of patient visits, and multiple users cannot simultaneously access the record when only a single copy of the paper-based patient record is available. Based upon Streamline Health’s experience in installing its systems, a typical 500 bed hospital can produce 15,000 to 20,000 pages of new patient information each day even with computerized admission, billing, laboratory and radiology systems, and individual physician document retrieval requests can be as high as 100 documents per physician per day. The volume of medical images in the patient record is expanding as well. In addition to images such as x-rays and CAT scans, MRI’s, new image forms such as digitized slides, videos and photographs proliferate. Thus, the ability to store and retrieve images of voluminous paper records and medical images on a timely basis is a critical feature of a complete Computerized Patient Record.

In order to simultaneously reduce costs and enhance the level of patient care, hospitals and other healthcare providers are requiring comprehensive, cost-effective information systems that deliver rapid access to fully updated and complete patient information. Traditional Healthcare Information Systems are inadequate because: (i) they do not capture large amounts of the patient records which are paper-based and stored in various sites throughout the enterprise; (ii) computerized patient data is generated using a variety of disparate systems which cannot share information; and (iii) multimedia medical information such as x-rays, CAT scans, MRI’s, video and audio information are frequently inaccessible at the point of patient care. Accordingly, hospitals and other healthcare providers have begun to increase their information systems expenditures. In 2001, the eleventh Annual Healthcare Information and Management Systems Society (HIMSS) Leadership Survey, healthcare business issues were driving Information Technology priorities with over half of the respondents indicating that cost pressures would continue to be a driving force in improving operational efficiencies. Included in the top ten Information Technology priorities was the implementation of Computerized Patient Records. Respondents believe that implementing eHealth and HIPAA (Health Insurance Portability and Accountability Act of 1996) strategies (See Regulations Relating to Confidentiality below) will consume most of the Information Technology budget, because use of interactive eHealth solutions has become a competitive advantage. Providers, payers and suppliers know that the consequences of ignoring an eHealth Strategy will result in the loss of market share.

Streamline Health believes that the HIPAA regulations are an additional impetus for IDN’s to embrace Streamline Health products and services as a means of ensuring compliance with Federal Regulations.

Document imaging and workflow (management) technologies are essential elements of a complete EMR because they allow for the storage of unstructured data (i.e., patient record elements other than data or text, such as hand written physician or nursing notes and physician orders, photographs, images of a document) and they enable digitized x-rays, CAT scans, MRI’s, video and audio information to be accessed and delivered to the caregiver at the point of patient care. Streamline Health believes the demand for its Health Information Management Workflow solutions, which can supply document-imaging capabilities to the EMR, will increase in future years.

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

Regulatory Matters

The U.S. Department of Health and Human Services (HSS) asked the Institute of Medicine of the National Academy of Sciences to design a standardized model of an electronic health record, in a move that may help spur nationwide acceptance of EMR’s. The impact of such a change, if implemented by HSS, on current Streamline Health products and services is unknown at this time. However, Streamline Health believes that its software and systems are sufficiently flexible to accommodate changing regulatory requirements. Also, in 2004, President Bush put forth the goal of establishing EMR’s for most Americans within 10 years. A national health-technology coordinator has been appointed who reports to the Secretary of HSS. His responsibility is specifically to create a plan to guide the highly fragmented industry toward an interoperable electronic medical records system. As noted in a Wall Street Journal article dated July 21, 2004, “Putting such a system in place can cost a major hospital $20 million or more. HSS estimated then that in the U.S., only about 13% of hospitals had adopted electronic health records for patients. As a result, the health-care industry lags far behind most other industries in using computers.” In 2005, President Bush appointed a national coordinator for Health Information Technology in the Health and Human Services Department. His task is to “give every American an electronic medical record of their health care by 2014, and link all the records into one giant medical Internet, called the National Health Information Network.” HHS “will build the network’s backbone and set the standards for swapping data.” Physicians and hospitals will have to pay for the computers, software, and other infrastructure, which according to HSS is “estimated at up to $150 billion over five years.”

President’s Information Technology Advisory Committee

In 2004, the President’s Information Technology Advisory Committee issued its report entitled Revolutionizing Health Care Through Information Technology, which focused on the “most fundamental and pervasive problem of healthcare delivery: the paper-based medical record.” In the report, they stated “the potential of information technology to reduce the number of medical errors, reduce cost, and improve patient care is enormous.

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

Streamline Health’s current products and services can currently be used to implement some of the recommendations or provide interim solutions to some of the aspects recommended in items 1, 3 & 4 above, especially with regard to legacy, paper — based, medical information, order entry systems, other than medication, and security of exchanging health information.

Based on the Federal initiatives noted above, Streamline Health believes that its product and services are able to support these and other similar initiatives, and its products are currently available and installed at leading healthcare facilities throughout the U.S.

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

Regulations adopted pursuant to HIPAA include rules addressing several areas. Compliance with the new Privacy Rule was required by most covered entities (other than small health plans) by April 2003. The final Privacy Rule also extended the scope of enforcement to PHI residing on non-electronic media, such as paper, as well as to email, oral and written communications. The regulations under the Security Rule were effective in April 2003, with a compliance date of April 2005. Small health plans had until April 2006 to comply with the Security Rule. The regulations issued to date have not had a material adverse affect on our business. Streamline Health cannot predict the potential impact of new or revised regulations that have not yet been released or made final, or any other regulations that might be adopted. Congress may adopt legislation that may change, override, conflict with, or preempt the currently issued regulations. Additionally, legislation governing the dissemination of patient health information is also from time to time proposed and debated at the state level. These laws or regulations, when adopted, could restrict the ability of customers to obtain, use, or disseminate patient health information. Streamline Health believes that the features and architecture of Streamline Health’s products are such that it currently supports or should be able to make the necessary modifications to its products, if required, to ensure support of the HIPAA regulations, and other legislation or regulations.

However, if the regulations are unduly restrictive, this could cause delays in the delivery of new versions of products and adversely effect the licensing of Streamline Health’s products. Overall, Streamline Health believes the HIPAA regulations will continue to stimulate healthcare organizations to purchase computer-based EMR systems that automate the collection, use, and disclosure of patient health information, while maintaining appropriate security and audit controls over the information. However, there can be no assurance that an increase in the purchase of new systems or additional use of Streamline Health application-hosting services will occur.

Rapid Technological Change and Evolving Market

The market for Streamline Health’s products and services is characterized by rapidly changing technologies, regulatory requirements, evolving industry standards and new product introductions and enhancements that may render existing products obsolete or less competitive. As a result, Streamline Health’s position in the healthcare information technology market could change rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. Streamline Health’s future success will depend, in part, upon Streamline Health’s ability to enhance its existing products and services and to develop and introduce new products and services to meet changing requirements.

Changes and Consolidation in the Healthcare Industry

Streamline Health derives substantially all of its revenues from the licensing of software, providing professional services and maintenance services and providing application-hosting services within the healthcare industry. Accordingly, the success of Streamline Health is dependent upon the regulatory and economic conditions in the healthcare industry. Many healthcare providers are consolidating to establish integrated delivery networks to take advantage of economies of scale, greater marketing power and greater leverage in negotiating with vendors who supply the industry with the goods and services they require. The impact of such consolidations, Streamline Health believes, will benefit Streamline Health as more healthcare organizations investigate methods to streamline operations, including outsourcing non-core services to reduce costs and improve the quality of patient care through the use of information technology, especially in the paper intensive area of Patient Medical Records and Patient Financial Services.

Key Personnel

Streamline Health’s success depends, to a significant degree, on its management, sales and technical personnel. Streamline Health must recruit, motivate and retain highly skilled managers, and sales force, consulting and technical personnel, including application programmers, database specialists, consultants and system architects skilled in the technical environments in which Streamline Health’s products operate. Competition for such technical expertise is intense. Our failure to attract and retain qualified personnel could have a material adverse impact on the Company.

Limited Protection of Proprietary Technology

The success of Streamline Health depends on the protection of its intellectual property rights relating to its proprietary technology. Streamline Health relies on a combination of confidentiality, nondisclosure, license, and employment agreements, trade secret laws, copyrights, and restrictions on the disclosure of its intellectual property. Notwithstanding these precautions, others may copy, reverse engineer or design independently, technology similar to Streamline Health’s products. It may be necessary to litigate to enforce or defend Streamline Health’s proprietary technology or to determine the validity of the intellectual property rights of others. Streamline Health could also be required to defend itself against claims made by third parties for intellectual property right infringement. Any litigation, could be successful or unsuccessful, may result in substantial cost and require significant attention by management and technical personnel.

Warranties and Indemnities

Streamline Health’s products are very complex and may not be error free, especially when first released. Failure of any Streamline Health product to operate in accordance with its specifications and documentation could constitute a breach of the license agreement and require Streamline Health to correct the deficiency. If such deficiency is not corrected within the agreed upon contractual limitations on liability and cannot be corrected in a timely manner, it could constitute a material breach of a contract allowing the termination thereof and possibly subjecting Streamline Health to a financial liability. Also, Streamline Health indemnifies its customers against third-party infringement claims. If such claims are made, even if they are without merit, they could be expensive to defend. If Streamline Health becomes liable to a third-party for infringement of their intellectual property, Streamline Health could be required to pay substantial amounts as damages, obtain a license to use the infringing technologies, develop its own noninfringing technologies, or cease using the infringing intellectual property.

Competition

Several companies historically have dominated the Healthcare Clinical Information System software market and several of these companies have either acquired, developed or are developing their own document imaging and workflow technologies. The industry is undergoing consolidation and realignment as companies position themselves to compete more effectively. Strategic alliances between vendors offering Health Information Management Workflow and document imaging technologies and vendors of other healthcare systems are increasing. Barriers to entry to this market include technological and application sophistication, the ability to offer a proven product, a well-established customer base and distribution channels, brand recognition, the ability to operate on a variety of operating systems and hardware platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities. Streamline Health believes that these barriers taken together represent a moderate to high level barrier to entry. Foreign competition has not been a significant factor in the market, to date.

Streamline Health has many competitors including Clinical Information System vendors that are larger and more established and have substantially more resources than Streamline Health. In addition, information and document management companies serving other industries may enter the market. Suppliers and companies with whom Streamline Health may establish strategic alliances may also compete with Streamline Health. Such companies and vendors may either individually, or by forming alliances excluding Streamline Health, place bids for large agreements in competition with Streamline Health. A decision on the part of any of these competitors to focus additional resources in the image-enabling, workflow, and other markets addressed by Streamline Health could have a material adverse effect on Streamline Health.

Streamline Health believes that the principal competitive factors in its market are customer recommendations and references, company reputation, system reliability, system features and functionality (including ease of use), technological advancements, customer service and support, breadth and quality of the systems, the potential for enhancements and future compatible products, the effectiveness of marketing and sales efforts, price and the size and perceived financial stability of the vendor. In addition, Streamline Health believes that the speed with which companies in its market can anticipate the evolving healthcare industry structure and identify unmet needs are important competitive factors. There can be no assurance that Streamline Health will be able to compete successfully in the future against existing or potential competitors.

Streamline Health believes that its principal competitors are: American Management Systems, Incorporated; Cerner Corporation; Eclipsys Corporation; Hyland Software, Inc.; McKesson HBOC, Inc.; MedPlus, Inc. (a subsidiary of Quest Diagnostics Incorporated); Perceptive Vision, Inc.; Siemens Medical Solutions USA, Inc. (a subsidiary of Siemens AG); and SoftMed Systems, Inc., which was recently acquired by 3M.

The Streamline Health Solution

Streamline Health’s products and services streamline information flows and provide Health Information Management Workflow, Patient Financial Services and other departmental Workflow solutions for the patient and other information access needs of hospitals and integrated healthcare delivery networks. Streamline Health’s systems enable medical and administrative personnel to rapidly and efficiently capture, store, manage, route, retrieve and process vast amounts of clinical, financial, patient and other information.

Streamline Health’s systems:  (i) capture and store electronic data from disparate hospital information systems through real-time, computerized interfaces; (ii) provide applications for efficiently scanning and automatically indexing paper-based records; (iii) allow storage of a patient’s lifetime medical record on secure media which also provides rapid access to high volumes of data enterprise wide; (iv) provide technologically advanced workflow automation software to facilitate the re-engineering of business processes; and (v) incorporate physician-oriented interfaces that allow the user to easily locate and retrieve patient information in the hospital or clinical setting, including the point of patient care.

Streamline Health’s Health Information Management Workflow and Patient Financial Services Workflow solutions provide financial, administrative, and clinical benefits to the healthcare provider and facilitate more effective patient care. These benefits include: (i) improved access to patient information to assist in making informed clinical and financial decisions; (ii) reduced costs for administrative personnel due to increased workflow efficiency, as data can be routed within an organization to all users who need to process that information simultaneously or in sequence as required; (iii) increased productivity through the elimination of file contention by providing multiple users simultaneous access to patient medical records;(iv) reduced costs and improved care through the reduction of unnecessary testing and admissions; (v) improved cash flow through accelerated account receivable collections and reductions in “technical denials” (which occur when a third-party payer refuses payment because of the provider’s inability to substantiate billing claims due to loss of portions or all of the patient record); (vi) expedited treatment decisions, and fewer redundant tests as a result of timely access to complete information; (vii) fewer medical record errors by minimizing misfiled, lost and improperly completed records; and (viii) increased security of patient information through improved controls on access to confidential data and the creation of audit trails that identify the persons who accessed or even tried to access such information.

The Streamline Health Strategy

Streamline Health’s objective is to continue to be a leading provider of Health Information Management and Patient Financial Services Workflow solutions to the healthcare industry. Important elements of Streamline Health’s business strategy include:

Expand Distribution Channels

Streamline Health estimates the total market for Streamline Health’s document management products and services could be in excess of $16 billion, and the market is less than 15% penetrated. A 2001 healthcare industry report stated that in order to comply with the HIPAA healthcare information electronic transmission regulations, healthcare systems will need to adjust existing systems or purchase new Information Technology systems, hire and retrain staff, and make significant changes to the current processes associated with maintaining patient privacy, the cost of which is estimated to be somewhere between three to four times the amount of expenditures required for Year 2000 remediation, or an amount in excess of $25 billion. Streamline Health strongly believes its highly evolved, secure and technologically advanced web browser-based ASP solutions will position Streamline Health to take advantage of, what it continues to believe will be, significantly increasing market opportunities for Streamline Health and its distribution partners in the future.

In 2002, Streamline Health entered into a five-year Remarketing Agreement with IDX (now GE Healthcare), which offers a wide variety of patient care products to integrated delivery networks, group practices, academic medical centers, radiological centers, and hospitals nationwide. IDX has installed its products at more than 2,600 customer sites with systems deployed to serve over 120,000 physicians. Under the terms of the Agreement, IDX was granted a non-exclusive worldwide license to distribute all Streamline Health applications and ASPeN services to IDX customers and prospective customers, as defined in the Agreement. GE Healthcare sells Streamline Health’s Health Information Management and enterprise document management and document Workflow solutions as an integrated component of the GE Centricity® Enterprise clinical and financial information systems. The Agreement has an automatic annual renewal provision and, after the initial five year period, can be cancelled by IDX upon 90 days written notice to the Company. The Company believes that the agreement will be renewed and will not be terminated.

It is Streamline Health’s intention to develop additional remarketing alliances with other Healthcare Information Systems, Medical Records management, and Medical Records outsourcing vendors and to explore other means of expanding Streamline Health’s distribution channels.

Application Service Provider Application-hosting Services

In 1998, Streamline Health began offering customers the ability to obtain its workflow solutions on an application-hosting basis as an ASP. Streamline Health established a hosting data center and installed Streamline Health’s suite of workflow products, called ASPeN within the hosting data center, which utilizes Streamline Health’s web browser-based applications across an Internet/Intranet, to deliver high quality, transaction-based services to healthcare providers from a centrally located data center. ASPeN enables its healthcare customers to achieve enhanced patient care, improved security, and accessibility to patient records at significant cost savings with minimal up-front capital investment, maintenance, and support costs. Customers realize benefits more quickly with less economic risk. Customers are charged on a per transaction or subscription basis, which is an attractive alternative to purchasing an in-house system. This service is made possible through the advancement of web browser-based technology, state-of-the-art communication technology and advanced software design.

Maintain Technological Leadership Through the Development of New Software Applications and Increased Functionality of Existing Applications

Streamline Health intends to continue its product development efforts and increase the functionality of existing applications along with the development of new applications using workflow technologies. In particular, Streamline Health intends to increase the functionality of its web-based applications. Streamline Health has continued to add new features, functionality and workflow applications to its suite of products, including revenue cycle management solutions such as remote coding, remote physician order processing, pre-admission registration scanning, insurance verification, denial management, secondary billing services, explanation of benefits processing, etc. (See “A brief description of Streamline Health’s products” below.)

Streamline Health has released its latest generation product, accessANYware, a web-based application with a user interface that includes the best features of Streamline Health’s entire product portfolio. The accessANYware application utilizes a common database for medical records and patient financial services, thereby improving system administration and eliminating redundant data entry.

Streamline Health has implemented its first hospital revenue cycle product, Coding Workflow, an application that provides workflow automation of the coding and abstracting process by allowing hospital personnel to electronically access documents to be coded and abstracted from remote locations, including the employee’s home. The Coding Workflow product can also be integrated with third-party encoding or abstracting software thus avoiding redundant data entry.

Streamline Health believes only the most robust, flexible, dependable products will survive in the healthcare market, and Streamline Health has attempted to establish itself as a leader in document imaging/management and workflow applications through strong product development.

Image-Enable Clinical Data Repositories and Other Applications Software

Today, healthcare information is often stored on numerous dissimilar host-based and departmental systems that are spread throughout an enterprise and are not integrated. Additionally, these current systems do not address the data stored on paper or the increasing volume of medical images such as CAT scans, MRI’s, digitized slides, exploratory scopes, photographs, audio, etc. Streamline Health believes the efficiencies and productivity of hospitals and integrated healthcare delivery networks can be greatly enhanced by seamlessly integrating their historical information systems with document imaging and workflow applications. Physicians, clinicians, and other healthcare users then have access to the complete patient medical record, including the structured data, such as laboratory results, and related unstructured data, or a doctor’s hand written notes. Streamline Health has image-enabled many popular Clinical Data Repositories, such as those offered by Oacis Healthcare Holdings Corp., GE Healthcare, and Cerner Corporation. Streamline Health is marketing image-enabling technology through its accessANYware and the Streamline Health Integration Tools. Streamline Health intends to continue to aggressively market its unique image-enabling solutions to end-users and other third-party software application providers. Streamline Health has several large scale, enterprise wide image enabled sites, including Memorial Sloan-Kettering Cancer Center, which utilizes Streamline Health’s solution on over 7,000 workstations and over 1,150 simultaneous users at any point in time.

Systems and Services

Streamline Health’s systems employ an open architecture that supports a variety of operating systems, including Microsoft Windows XP, Windows 2000 and 2003, and UNIX. Streamline Health’s systems can be configured with various hardware platforms, including INTEL-compatible personal computers. Streamline Health’s systems include a user interface designed specifically by Streamline Health for physicians and other medical and administrative personnel in hospitals and integrated healthcare networks. Streamline Health’s systems operate on multiple imaging platforms, including Siemens and FileNet in addition to its own proprietary document imaging platform. Streamline Health’s Health Information Management Workflow solutions incorporate advanced features, including workflow and security features, which allow customers to restrict direct access to confidential patient information, secure patient data from unauthorized indirect access and have audit trail features.

A brief description of Streamline Health’s products follows:

Streamline Health products and services are built using advanced document imaging/management and workflow automation technologies to create robust Medical Records and Revenue Cycle Workflow solutions. Document imaging technology makes paper-based information, as well as medical images, sound and video information as readily available and easy to process as traditional electronic data. In addition to intelligent electronic routing of documents, workflow automation offers sophisticated management tools and reporting to increase efficiency and support of business process re-engineering efforts.

Streamline Health’s products and services were designed to be complementary with existing third-party HIS and ASP-based services, providing value-added functionality to these third-party applications, including the following:

•	The ability to gain seamless electronic access to medical records, business office documents and medical images (unstructured data);

•	Workflow-based automated chart deficiency analysis and completion;

•	Workflow-based automated release of information and billing;

•	Workflow-based remote coding and seamless integration to third-party encoder and abstracter software;

•	Workflow-based physician order routing for scheduling;

•	Workflow-based financial screening and routing of patient financial ability to pay information;

•	Computer-aided data extraction solutions using OCR technology to scan, extract, verify, and input into existing information systems data;

Streamline Health has developed innovative application tool sets to “image and web-enable” existing HIS clinical and patient financial services applications, thereby allowing users to have a common graphical user interface on a universal workstation. Streamline Health has also developed its own document imaging middleware to efficiently provide the object-oriented business processes common to all of its applications, such as scanning/indexing, faxing/printing, data archiving migration, security and auditing. Through its application software, document imaging middleware, and its workflow, image and web-enabling tools, Streamline Health allows the seamless merging of its Medical Record and Patient Financial Services department “back office” functionality with existing clinical information systems at the desktop.

For maximum flexibility, accessANYware, the current Streamline Health product portfolio, is packaged into four distinct offerings: (i) the Health Information Management (HIM) Suite, (ii) the Patient Financial Services (PFS) Suite, (iii) the Enterprise Suite; and (iv) a set of Productivity Tools.

The accessANYware family of products is Streamline Health’s fifth-generation document-centric repository of historical health information that is complementary to and can be seamlessly “bolted on” to existing transaction-centric clinical, financial and management information systems, allowing healthcare providers to aggressively move toward a true EMR. It allows authorized users to perform document searching, retrieval, viewing, processing, printing and faxing, as well as report generation — all from a single login.

HEALTH INFORMATION MANAGEMENT Suite

The HIM Suite includes accessANYware — Patient Folders, Completion Workflow, Release Workflow, and Coding Workflow.

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

Completion Workflow

The Completion Workflow application is a chart deficiency management workflow that provides management reporting along with providing analysts and clinicians the ability to remotely analyze, electronically sign and complete deficient records. In addition to a single login, accessANYware delivers a single user interface and integrated database. Therefore, from a single system login, users with appropriate security have the ability to search and retrieve information regarding patients and cases (for chart analysis), view, print and fax patient documents, as well as analyze or complete deficient documents. The functions presented to the user vary with the user’s security. For example, if the user is a clinician, he/she is presented with an inbox function that displays a list of incomplete charts (awaiting completion) and a list of “linked” patients assigned to them. The clinician then has the option to complete deficient charts or retrieve patient information via searching or by clicking on the “linked” patients within their inbox. This access may occur from any workstation within the facility, the physician’s office, or some other remote site. With proper security, the user is able to view, print and fax patient information.

Release Workflow

Streamline Health clients also have the option of further enhancing the productivity of their operations through the release workflow module which fulfills internal and external requests for patient information and allows for automatic invoicing capability. It also provides the ability to electronically search for, print, mail or fax information to third parties that request copies of patient records.

Coding Workflow

Due to an acute shortage of available coding personnel, there currently exists a great demand for solutions to attract and retain qualified coders and to make the coding process more efficient. The Coding Workflow module provides workflow automation of the coding and abstracting process by allowing hospital personnel to electronically access documents to be coded and abstracted from remote locations, including the employee’s home. It may also be integrated with third-party encoding or abstracting software, avoiding redundant data entry.

PATIENT FINANCIAL SERVICES Suite

The PFS Suite includes accessANYware — Non Patient Folders, Referral Order Workflow, and Cash Posting Workflow.

accessANYware — Non Patient Folders

accessANYware — Non Patient Folders is a web-based application that allows any department of a healthcare organization the ability to store, retrieve and process document-centric information using a site-defined electronic folder hierarchy with a user-friendly interface. accessANYware — Non Patient

Folders provides document imaging and workflow capabilities for a hospital organization’s enterprise-wide departmental needs, such as Patient Financial Services, Business Office, Human Resources, Materials Management, Medical Staff Office, Purchasing and virtually any other department that has document intensive storage, retrieval and processing needs.

Referral Order Workflow

Referral Order Workflow — provides automatic routing of physician orders to the appropriate personnel for scheduling patient appointments.

Cash Posting Workflow

Cash Posting Workflow — provides the ability to import electronic remittances directly into individual patient accounts; OCR to scan and electronically capture Explanation of Benefits (EOB) information resulting in the ability to post payments directly from the remittance document image, and cash posting assistant to index EOB’s to the account folder while posting.

Enterprise Suite

The Enterprise Suite is a full offering of Streamline Health products including the HIM Suite, the PFS Suite, and the Streamline Health Integration Tools.

The Streamline Health Integration Tools (STRM-ITTM)

STRM-IT supports powerful image-enabling and workflow technology that allows healthcare users to immediately and simultaneously access any patient information, including multimedia and paper-based information, through their existing third-party clinical or billing applications. As a result, any application across the entire enterprise can be image-enabled, including the host Healthcare Information Systems, Patient Billing Systems, Clinical Data Repositories and others. When the Clinical Data Repository is image-enabled, users can access any piece of information on the same workstation and from the same screen display, including the point of patient care. This means users can view traditional electronic data and images simultaneously on the same screen without signing in and out of multiple applications.

ASPeN...Application Service Provider eHealth Network

Streamline Health’s Hosting Services (ASPeN) offers healthcare organizations an ever increasing, cost-effective solution to manage its information. Through the use of the Internet and private line telecommunications, Streamline Health provides its healthcare customers with fast and secure access to its data stored at Streamline Health’s data center, for a monthly subscription fee. The hosted pricing model helps its healthcare customers to overcome the barriers of high capital and start-up costs as well as the technological burdens of implementing and managing a document workflow system.

Professional Services

Streamline Health provides a full complement of professional services to implement its software applications. Streamline Health believes that high quality consulting and professional implementation services are important to attracting new customers and maintaining existing customer satisfaction. These services include implementation and training, project management, business process re-engineering, and custom software development. The implementation and training services include equipment and software installation, system integration and comprehensive training. The project management services include needs and cost/benefit analysis, hardware and software configuration and business process re-engineering. The custom software development services include interface, workflow and report development.

Research and Development

Streamline Health continues to focus its research and development efforts to develop new application software and increase the functionality of existing applications. Customer requirements and desires significantly influence Streamline Health’s research and development efforts.

Product research and development expense was $2,716,163, $2,733,293, and $2,061,207 in 2006, 2005 and 2004, respectively. In addition, Streamline Health also capitalized approximately $2,130,000, $1,450,000, and $1,000,000 of software development expenditures in 2006, 2005, and 2004, respectively.

Existing Customers

Streamline Health’s customers include healthcare providers located throughout the United States. Streamline Health has implemented or is in the process of implementing one or more of its systems in the following representative list of healthcare institutions:

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
ProMedica Health Systems, Toledo, OH
Sarasota Memorial Hospital, Sarasota, FL
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
RevenueMed, Inc., Alpharetta, GA

GE Healthcare has also sublicensed Streamline Health’s suite of products or its ASPeN Services to eleven healthcare organizations.

In fiscal year 2006, GE Healthcare, M. D. Anderson Cancer Center and Texas Health Resources, Inc., accounted for 28%, 11% and 8%, respectively, of Streamline Health’s total revenues. In fiscal year 2005, Texas Health Resources, Inc., GE Healthcare, and M. D. Anderson Cancer Center, accounted for 18%, 12% and 11%, respectively, of Streamline Health’s total revenues. In fiscal year 2004, GE Healthcare, M. D. Anderson Cancer Center, and OhioHealth Corporation accounted for 21%, 13% and 13%, respectively, of Streamline Health’s total revenues.

The small number of customers, the dependence on remarketing partner GE Healthcare, and extended sales cycles has contributed to variability in quarterly and annual operating results. Streamline Health expects that as its customer base continues to increase and sales through its Remarketing Agreements increase, the actions of any one customer will have less of an effect on its quarterly and annual operating results. The loss of a major customer or the remarketing partner GE Healthcare could have a material adverse effect on Streamline Health.

Signed Agreements — Backlog

See also ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Backlog, for an explanation of the current year backlog compared with the prior year backlog.

Streamline Health enters into master agreements with its customers to specify the scope of the system to be installed and/or services to be provided by Streamline Health, the agreed upon aggregate price and the timetable for implementation. The master agreement typically provides that Streamline Health will deliver the system in phases, thereby allowing the customer flexibility in the timing of its receipt of systems and to make adjustments that may arise based upon changes in technology or changes in customer needs. The master agreement also allows the customer to request additional components as the installation progresses, which additions are then separately negotiated as to price and terms. Historically, customers have ultimately purchased systems and services in addition to those originally contemplated by the master agreement, although there can be no assurance that this trend will continue in the future.

At January 31, 2007, Streamline Health has master agreements and purchase orders from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services) that have not been delivered, installed which, if fully performed, will generate future revenues of approximately $5,226,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, Streamline Health has entered into application-hosting agreements, which are expected to generate revenues in excess of $5,256,000 through their respective renewal dates in fiscal years 2007 through 2012.

Streamline Health’s master agreements also generally provide for a limited initial maintenance period and require the customer to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2006, 2005, and 2004 were approximately $5,617,000, $5,104,000, and $5,220,000, respectively. Maintenance and support revenues are expected to increase in the future. At January 31, 2007, Streamline Health had Maintenance Agreements and purchase orders from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $4,469,000, through their respective renewal dates in fiscal year 2007 and 2008.

The commencement of revenue recognition varies depending on the size and complexity of the system, the implementation schedule requested by the customer and usage by customers of the application-hosting services. Therefore, Streamline Health is unable to accurately predict the revenue it expects to achieve in any particular period. Streamline Health’s master agreements generally provide that the customer may terminate its agreement upon a material breach by Streamline Health, or may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of a master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of Streamline Health to procure additional agreements, could have a material adverse effect on Streamline Health’s business, financial condition, and results of operations.

Royalties

Streamline Health incorporates software licensed from various vendors into its proprietary software. In addition, third-party, stand-alone software is required to operate Streamline Health’s proprietary software. Streamline Health licenses these software products, and pays the required royalties and/or license fees when such software is delivered to Streamline Health’s customers.

Employees

As of January 31, 2007, Streamline Health had 105 full-time employees, an increase of 11 during the fiscal year. In addition, Streamline Health utilizes independent contractors to supplement its staff, as needed. None of Streamline Health’s employees are represented by a labor union or subject to a collective bargaining agreement. Streamline Health has never experienced a work stoppage and believes that its employee relations are good.

Copies of documents filed by Streamline Health Solutions, Inc. with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, etc., and all amendments to those reports, if any, can be found at the web site www.streamlinehealth.net as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Copies can be downloaded free of charge from the Streamline Health web site or directly from the Securities and Exchange Commission web site, http://www.sec.gov/cgi-bin/srch-edgar.

Also, copies of Streamline Health’s annual report on Form 10-K will be made available, free of charge, upon written request to the Company.

Item 1A.	Risk Factors

See also, PART I, ITEM 1, BUSINESS.

The following is a list of risk factors that affect the Company. They are not listed in any particular order or relative importance and no inferences should be given to the listing order.

The variability of quarterly operating results can be significant.

The Company’s future revenues and operating results may vary significantly from quarter-to-quarter as a result of a number of factors, many of which are outside the control of the Company. These factors include the relatively large size of customer agreements, unpredictability in the number and timing of system sales, length of the sales cycle, delays in installations and changes in customer’s financial condition or budgets.

The Company needs to manage its growth.

The Company is currently experiencing a period of growth and expansion which has placed, and could continue to place, a significant strain on the Company’s services and support operations, sales and administrative personnel and other resources. Streamline Health believes that it must expand the workforce to develop new products enhance existing products and serve the needs of its existing and anticipated customer base. The Company’s ability to successfully expand its operations will depend, in large part, upon its ability to attract and retain highly qualified employees. The Company’s ability to manage its planned growth effectively also will require the Company to continue to improve its operational, management, and financial systems and controls, to train, motivate, and manage its employees and to increase its operating expenses in anticipation that such growth will increase future revenues.

The Company could be less profitable than expected.

Because of the relatively fixed operating expenses and overhead, the future profitability of the Company is dependent on increasing revenues which may not materialize as anticipated.

Sales have been concentrated in a small number of customers.

The Company’s revenues have been concentrated in a relatively small number of large customers, and the Company has historically derived a substantial percentage of its total revenues from a few customers. There can be no assurance that a customer will not cancel all or any portion of a master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of Streamline Health to procure additional agreements, could have a material adverse effect on Streamline Health’s business, financial condition, and results of operations. The Company’s major reseller could choose to discontinue reselling Streamline Health products, and significant customers could elect to discontinue using our products. The Company needs to ensure that it expands the distribution channels to reduce the reliance on a single major reseller and expand the customer base to ensure that the loss of a customer is not a significant loss in total revenues.

Streamline Health faces significant competition, including from companies with significantly greater resources.

The Company currently competes with many other companies for the licensing of similar software products and related services. Many of these companies are larger than Streamline Health and have significantly more resources to invest in their business.

Streamline Health’s intellectual property rights are valuable, and any inability to protect them could reduce the value of Streamline Health’s products and services.

The Company trademarks and copyrights its intellectual property, which represents an important asset to the Company. Streamline Health does not have any patent protection on any of its software. The Company relies upon license agreements, employment agreements, confidentiality, nondisclosure agreements, etc. to maintain the confidentiality of Streamline Health’s proprietary information and trade secrets. If the Company fails to adequately protect the intellectual property through trademarks and copyrights, license agreements, employment agreements, confidentiality, nondisclosure agreements, etc., the intellectual property rights may be misappropriated by others, invalidated, or challenged, and our competitors could duplicate the Company’s technology or may otherwise limit any competitive technology advantage the Company may have. Also, the Company could be subject to intellectual property infringement claims as the number of software patents and copyrighted and trademarked materials are produced as our software functionality is expanded. Any claim, even if not meritorious, would be expensive to defend, and if the Company were to become liable for infringing third party intellectual property rights, the Company could be liable for substantial damage awards, and potentially be required to cease using the technology, produce noninfringing technology or obtain a license to use such technology.

Due to the rapid pace of technology change, the Company believes its future success is likely to depend upon continued innovation, technical expertise, marketing skills and customer support and services rather than on legal protection of our property rights. However, the Company has in the past, and intends in the future, to aggressively assert its intellectual property rights when necessary.

Rapid technology changes and short product life cycles could harm Streamline Health’s business.

The technology underlying Streamline Health’s product is subject to rapid change including the potential introduction of new products and technologies, which may have a material, adverse impact on its business, operating results, and financial condition. The Company needs to maintain an ongoing research and development program to continue to develop new products and apply new technologies to the existing products.

The impact of new or changes in existing federal, state, and local regulations governing healthcare information.

Healthcare regulations issued to date have not had a material adverse affect on business. However, the Company cannot predict the potential impact of new or revised regulations that have not yet been released or made final, or any other regulations that might be adopted. Congress may adopt legislation that may change, override, conflict with, or preempt the currently issued regulations. Additionally, legislation governing the dissemination of patient health information is also from time-to-time proposed and debated at the state level. These laws or regulations, when adopted, could restrict the ability of customers to obtain, use, or disseminate patient health information. Streamline Health believes that the features and architecture of Streamline Health’s products are such that it currently supports or should be able to make the necessary modifications to its products, if required, to ensure support of the HIPAA regulations, and other legislation or regulations.

The loss of key personnel could adversely affect Streamline Health’s business.

Streamline Health’s success depends, to a significant degree, on its management, sales force and technical personnel. The Company must recruit, motivate, and retain highly skilled managers, consulting and technical personnel, including application programmers, database specialists, consultants, and system architects who have the requisite expertise in the technical environments in which our products operate. Competition for such technical expertise is intense.

Streamline Health software may not be error free and could result in claims of breach of contract and liabilities.

Streamline Health software products are very complex and may not be error free, especially when first released. Although the Company performs extensive testing, failure of any product to operate in accordance with its specifications and documentation could constitute a breach of the license agreement and require Streamline Health to correct the deficiency. If such deficiency is not corrected within the agreed upon contractual limitations on liability and cannot be corrected in a timely manner, it could constitute a material breach of a contract allowing the termination thereof and possibly subjecting the Company to liability. Streamline Health’s license agreement generally limits the Company’s liability arising from such claims but such limits may not be enforceable in some jurisdictions or under some circumstances. A significant uninsured or under-insured judgment against the Company could have a material adverse impact on the Company.

The application-hosting services and support services could experience interruptions.

The Company provides hosting services for certain clients, including the storage of critical patient and administrative data. In addition, it provides support services to clients through the client support facility. The Company has redundancies, such as backup generators and redundant telecommunications lines, built into its operations to prevent disruptions. However, complete failure of all generators or impairment of all telecommunications lines or severe casualty damage to the building or equipment inside the buildings housing our data center or client support facilities could cause a disruption in operations and adversely affect clients who depend on the application hosting services. Any interruption in operations at its data center or client support facility could cause the Company to lose existing clients, impede our ability to obtain new clients, result in revenue loss, cause potential liability to our clients, and increase our operating costs.

Third party products are essential to Streamline Health’s software.

Streamline Health software incorporates software licensed from various vendors into its proprietary software. In addition, third-party, stand-alone software is required to operate the Company’s proprietary software. The loss of the ability to use these third party products, or ability to obtain substitute third party software at comparable prices, could have a material adverse affect on the ability to license Streamline Health software.

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

The Company needs to continuously anticipate future events, such as changes in regulations that could affect its products, and the probability of natural disasters, catastrophes, war, or terrorism etc.

The Company may not correctly anticipate such future events which could have a material adverse impact on the Company.

In addition, risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company, its financial condition and/or operating results.

Item 1B.  Unresolved Staff Comments

None

Item 2.	Properties

Streamline Health’s principal offices are located at 10200 Alliance Road, Suite 200, Cincinnati, OH 45242-4716. The offices consist of approximately 21,700 square feet of space under a lease that expires in July 2010. In addition, Streamline Health leases dedicated collocation high security data center space in the Cincinnati, OH area, for its ASPeN Services, application-hosting data center operations, which lease expires in June 2007, but has automatic renewal provisions. The current rental expense for all of these facilities approximates $368,000 annually.

Streamline Health believes that its facilities are adequate for its current needs and that suitable alternative space is available to accommodate expansion of Streamline Health’s operations.

Item 3.	Legal Proceedings

Streamline Health is, from time to time, a party to various legal proceedings and claims, which arise, in the ordinary course of business. Streamline Health is not aware of any legal matters that will have a material adverse effect on Streamline Health’s consolidated results of operations or consolidated financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and positions held by the Executive Officers of Streamline Health on April 2, 2007 are:

			Elected to
Name	Age	Position(1)	Present Position(2)

J. Brian Patsy	56	Chairman of the Board, President, Chief Executive Officer, and Director	1989
William A. Geers	53	Vice President Product Development and Chief Operating Officer	2004
Paul W. Bridge, Jr.	63	Chief Financial Officer, Treasurer and Corporate Secretary	2001
Donald E. Vick, Jr.	43	Controller, Assistant Treasurer and Assistant Secretary	2002

(1)	All current officers of Streamline Health hold office until their successors are elected and qualified or until any removal or resignation. Officers of Streamline Health are elected by the Board of Directors and serve at the discretion of the Board. For purposes of the descriptions of the background of Streamline Health’s Executive Officers, the term “Company” refers to both Streamline Health Solutions, Inc. and its predecessors LanVision Systems, Inc. and LanVision, Inc.

(2)	Represents date of election to Registrant or its predecessor.

J. Brian Patsy is a founder of the Company and has served as the President and a Director since Streamline Health’s inception in October 1989. Mr. Patsy was appointed Chairman of the Board and Chief Executive Officer in March 1996. Mr. Patsy has over 33 years of experience in the information technology industry.

William A. Geers joined the Company in 1996, as the Director, Indirect Operations, Sales & Marketing. In 2000, he was appointed Vice President Product Development. In December 2004, he was elected Vice President Product Development and Chief Operating Officer.

Paul W. Bridge, Jr. joined the Company in 1996, as Controller. In January 2001, he was appointed Chief Financial Officer. From 1993 until he joined Streamline Health, Mr. Bridge served as Controller of Cincom Systems, Inc., an international software development and marketing company. Mr. Bridge is a Certified Public Accountant (inactive).

Donald E. Vick, Jr. joined the Company in 1997, as Assistant Controller. In 2002, he was appointed Controller and Assistant Treasurer. In 2005 he was also appointed Assistant Secretary. Prior to joining Streamline Health, Mr. Vick served as Assistant Controller of Cincom Systems, Inc., an international software development and marketing company. Mr. Vick is a Certified Public Accountant.

There are no family relationships between any Director or Executive Officer and any other Director or Executive Officer of the Registrant.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The Company’s Common Stock trades on The NASDAQ Capital Market under the symbol STRM. The table below sets forth the high and low sales prices for Streamline Health Solutions, Inc. Common Stock for each of the quarters in fiscal years 2006 and 2005, as reported by The NASDAQ Stock Market, Inc.

Fiscal Year 2006	High	Low

4th Quarter (November 1, 2006 through January 31, 2007)	$6.00	$4.91
3rd Quarter (August 1, 2006 through October 31, 2006)	5.81	4.78
2nd Quarter (May 1, 2006 through July 31, 2006)	7.49	4.51
1st Quarter (February 1, 2006 through April 30, 2006)	8.70	6.55

Fiscal Year 2005	High	Low

4th Quarter (November 1, 2005 through January 31, 2006)	$7.00	$3.51
3rd Quarter (August 1, 2005 through October 31, 2005)	6.38	2.53
2nd Quarter (May 1, 2005 through July 31, 2005)	3.25	2.65
1st Quarter (February 1, 2005 through April 30, 2005)	5.18	2.62

The market price of the Common Stock could be subject to significant fluctuations based on factors such as announcements of new products or customers by Streamline Health or its competitors, quarterly fluctuations in Streamline Health’s financial results or other competitors’ financial results, changes in analysts’ estimates of Streamline Health’s financial performance, general conditions in the healthcare information technology industry and conditions in the financial markets. In addition, the stock market, in general, has experienced price and volume fluctuations which have particularly affected the market price of high technology companies and which have been often unrelated to the operating performance of a specific company. Many technology companies, including Streamline Health, experience significant fluctuations in the market price of their equity securities. There can be no assurance that the market price of the Common Stock will not decline, or otherwise continue to experience significant fluctuations in the future.

(b) According to the stock transfer agent records, Streamline Health had 140 stockholders of record as of April 2, 2007. Because brokers and other institutions on behalf of stockholders hold many of such shares, Streamline Health is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. Streamline Health estimates that it has approximately 2,700 stockholders, based on information provided by the Company’s stock transfer agent from their search of individual participants in security position listings.

(c) Streamline Health has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY
AND RELATED STOCK MATERS

The graph below compares the cumulative total stockholder return on Common Stock with the cumulative total return on the NASDAQ US Total Return Index and on the NASDAQ Computer and Data Processing Services Stock Index for the period commencing January 31, 2002 and ending January 31, 2007, assuming an investment of $100 and the reinvestment of any dividends.

The comparison in the graph below is based upon historical data and is not indicative of, nor intended to forecast the future performance of Common Stock.

	1/31/02[1]	1/31/03[1]	1/31/04[1]	1/31/05[1]	1/31/06[1]	1/31/07[1]

Streamline Health Solutions, Inc. Common Stock	$100.00	$83.43	$88.00	$87.71	$200.00	$161.14
NASDAQ US Total Return Index	$100.00	$68.91	$107.25	$107.45	$120.87	$129.65
NASDAQ Computer and Data Processing Services Stock Index	$100.00	$67.75	$93.77	$96.81	$108.52	$120.47

[1]	Assumes that $100.00 was invested on January 31, 2002 in Common Stock at the closing price of $3.50 per share and at the closing sales price of each index on that date and that all dividends were reinvested. No dividends have been declared on Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

The information required above by Item 201(e) of Regulation S-K is not considered filed with the Securities and Exchange Commission, and should not be deemed to be incorporated by reference into any filing under the Securities Act or the Securities Exchange Act, except to the extent that Regent specifically incorporates it by reference.

Item 6.	Selected Financial Data

The following table sets forth consolidated financial data with respect to Streamline Health for each of the five years in the period ended January 31, 2007. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year(1)
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

INCOME STATEMENT DATA:
Total revenues	$15,867	$16,127	$12,751	$12,804	$13,462
Total operating expenses	15,685	14,389	11,815	10,450	10,574
Operating profit(2)	182	1,738	936	2,354	2,888
Net earnings(2) & (3)	96	2,551	558	1,019	1,012
Basic net earnings per share of Common stock	.01	.28	.06	.11	.11
Diluted net earnings per share of Common stock	.01	.27	.06	.11	.11
Shares used in computing basic per share data	9,195	9,121	9,068	8,997	8,934
Shares used in computing diluted per share data	9,722	9,425	9,233	9,207	9,197
BALANCE SHEET DATA:
Cash and cash equivalents	$3,317	$4,634	$4,181	$6,227	$7,242
Working capital	2,748	3,347	3,892	1,901	5,294
Total assets	15,301	16,433	11,993	15,290	15,337
Long-term debt, including current portion	1,000	2,000	2,000	1,000	3,000
Total stockholders’ equity	8,644	8,351	5,712	5,079	3,967
Cash dividends declared	—	—	—	—	—

(1)	All references to a fiscal year refer to the fiscal year of Streamline Health commencing February 1 of that calendar year and ending on January 31 of the following year.

(2)	Operating profit and net earnings in 2003 include reimbursement of $230,000 in legal expenses upon settlement of Streamline Health proprietary technology claims and a $290,000 favorable change in the estimate for certain franchise tax liabilities as a result of the tax authority audit of certain prior year’s tax returns. Operating profit and net earnings in 2004 include a $300,000 reduction in reserves due to changes in estimates and in 2006, $100,000 reduction in reserves due to changes in estimates.

(3)	Net earnings in 2005, 2004 and 2003 include a tax benefit of $897,000, $420,000 and $558,000, respectively, relating to the reduction in the valuation allowances for the deferred tax assets relating to the net operating loss carry forward based upon reasonable future earnings before income tax projections.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

See also PART 1, ITEM 1, BUSINESS for general and specific descriptions of Streamline Health’s business.

See also PART 1, ITEM 1A RISK FACTORS for a general description of factors that affect Streamline Health’s business.

Application of Critical Accounting Policies (See also Notes to Consolidated Financial Statements)

Streamline Health’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Streamline Health to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an on-going basis, Streamline Health evaluates its estimates, including those related to product revenues, bad debts, capitalized software development costs, income taxes, warranty obligations, support contracts, contingencies and litigation. Streamline Health bases its estimates on historical experience and on various other assumptions that Streamline Health believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and revenue recognition. Actual results may differ from these estimates under different assumptions or conditions.

Streamline Health believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Streamline Health records revenues for customer contracts, including special payment agreements and royalties from third-party resellers in accordance with Statement of Position 97-2, Software Revenue Recognition. Revenue is derived from: (i) the licensing and sale of systems, either directly to end-users or through third-party resellers, comprising internally developed software, third-party software and hardware components; (ii) product support, maintenance and professional services; and, (iii) application-hosting services that provide high quality, transaction or subscriptions based document imaging/management/workflow services from a central data center. Generally, revenues from software license fees and hardware sales to end-users are recognized when a master agreement is signed and products are made available to end-users. Revenues from agreements that contain multiple-element arrangements are allocated to the various elements based on the fair value of the elements. Revenues related to routine installation and integration and project management are deferred until the work is performed. Revenues from consulting, education, and application-hosting services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of revenue are classified as deferred revenues. Revenues recognized prior to progress billings to customers are recorded as contract receivables.

Under the terms of a Remarketing Agreement with IDX (now part of GE Healthcare), Streamline Health records this revenue when the products are made available to end-users. Royalties are remitted to Streamline Health based upon IDX sublicensing Streamline Health’s software to its customers. Thirty percent of the royalty is due 45 days following the end of the month in which IDX executes an end-user license agreement with its customer. The remaining seventy percent of the royalty is due, in varying amounts based on specific milestones, 45 days following the end of the month in which a milestone occurs.

Each contract is reviewed quarterly with the appropriate Streamline Health Client Manager to determine the appropriateness of the revenue recognition criteria applied to the individual contracts based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

Bad Debts

Accounts and contract receivables are comprised of amounts owed Streamline Health for licensed software, professional services, including maintenance services and application-hosting activities. Contracts with individual customers and resellers determine when receivables are due and payable. In determining the allowance for doubtful accounts, each unpaid receivable is reviewed quarterly with the appropriate Streamline Health Client Manager to determine the payment status based upon the most currently available information as to the status of the receivables, the customer comments, if any, and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by Streamline Health to resolve open issues related to unpaid receivables. During these quarterly reviews, Streamline Health determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its customers or resellers to make required payments. If the financial condition of Streamline Health’s customers or resellers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Streamline Health’s customers typically have been well-established hospitals, medical facilities, or major Healthcare Information Systems companies that resell Streamline Health’s products, which have good credit histories, and payments have been received within normal time frames for the industry. However, some healthcare facilities have experienced significant operating losses and limited cash resources as a result of limits on third-party reimbursements from insurance companies and governmental entities. Extended payment of Streamline Health receivables is not uncommon.

Capitalized Software Development Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Streamline Health capitalized approximately $2,130,000, $1,450,000, and $1,000,000 in 2006, 2005 and 2004, respectively.

Research and development expense, net of capitalized software development expenditures, was $2,716,163, $2,733,293, and $2,061,207 in 2006, 2005 and 2004, respectively.

Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense was approximately $1,083,000, $800,000, and $633,000 in 2006, 2005, and 2004, respectively.

Streamline Health reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization. Streamline Health believes that to replicate the existing software would cost significantly more than the stated net book value of $3,753,361 at January 31, 2007. Over the last three years, Streamline Health has spent approximately $12,090,000 in research and development, of which $4,580,000, or 38%, has been capitalized. Amortization of capitalized software expenditures during the last three years has amounted to approximately $2,516,000 or a net increase in capitalized software of approximately $2,064,000 during the last three years. Many of the programs related to capitalized software development continue to have great value to Streamline Health’s current products and those under development, as the concepts, ideas, and software code are readily transferable and are incorporated into new products.

Equity Awards — Stock-Based Compensation

The Company was required to adopt the revised standards of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation, which requires the expensing the fair value of the equity award effective the first quarter of fiscal year 2006. The Company has determined that the impact on future earnings for existing outstanding equity awards is not material. However, future grants of equity awards could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

Income Taxes

In June, 2006, the Financial Accounting Standards Board issued Interpretation No, 48, Accounting for Uncertainties in Income Taxes (FIN 48), an interpretation of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of February 1, 2007, as required. The cumulative effect, if any, of adopting FIN 48 will be recorded in retained earnings and or other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

The net income tax expense was $31,180 in 2006 and the tax benefit was $867,361, and $455,753, in 2005 and 2004, respectively. The net current deferred tax asset was $625,000 and the non-current deferred tax asset was $1,250,000 at January 31, 2007 and the net current deferred tax asset was $601,000 and the non current deferred tax asset was $1,274,000 at January 31, 2006. A key assumption in the determination of the book tax benefit or (provision) is the amount of the valuation allowance required to reduce the related deferred tax assets. A valuation allowance reduces the deferred tax assets to a level which will, more likely than not, be realized. Whether the deferred tax assets will be realized depends on the generation of future taxable income during the periods in which the deferred tax asset become deductible. The net deferred tax assets reflect management’s estimate of the amount which will, more likely than not, reduce future taxable income.

As of January 31, 2007, Streamline Health believes that a valuation allowance is required to reduce a portion of the deferred tax assets, primarily relating to certain net operating loss carry forwards, for the following reasons:

Although Streamline Health generated approximately $1,913,000 of earnings before income taxes during the three-year period ended January 31, 2007, there can be no assurance that Streamline Health will be able to achieve consistent profitability on a quarterly or annual basis or be able to sustain or increase its revenue growth in future periods and believes historical operating results may not be indicative of the future performance of Streamline Health in the near or long-term. Streamline Health has incurred net losses as indicated by the carry forwards of approximately $28,000,000.

Based on the expenses associated with current and planned staffing levels, continued profitability and utilization of carry forwards to be evaluated as “more likely than not” is dependent upon increasing revenues.

As of January 31, 2007, Streamline Health estimates that a valuation allowance of approximately $8,309,000 was required to reduce the deferred tax assets, primarily relating to loss carry forwards, to a level Streamline Health currently believes will be utilized to offset future earnings before income taxes based on the current backlog and forecasts over the next two years. The valuation allowance is required due to the inability to predict on a longer term basis that Streamline Health will “more likely than not” attain levels of profitability required to utilize additional carry forwards.

Contractual Obligations

	Payments by Fiscal Year
	Total	2007	2008	2009	2010	2011

Long-term debt	$1,000,000	$—	$—	$1,000,000	$—	$—
Capitalized leases	155,652	98,306	57,346	—	—	—
Operating leases	1,286,843	414,469	364,796	342,484	165,094	—

Total	$2,442,495	$512,775	$422,142	$1,342,484	$165,094	$—

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

Long-term Debt

In January 2007, Streamline Health entered into a three year working capital revolving loan agreement, with an option for two one year extensions. The loan is secured by all of the assets of Streamline Health and the loan agreement restricts Streamline Health from incurring additional indebtedness for borrowed money, including capitalized leases, etc. without lender consent. The Company is required to meet certain financial covenants, including minimum level of tangible net worth, fixed charge coverage ratio, working capital ratio and funded indebtedness to earnings before interest, taxes, depreciation and amortization. These covenants may limit the borrowing under this credit agreement.

Streamline Health complied with all of the provisions of its loan agreements during the year.

In connection with the issuance of the long-term debt in 1998, Streamline Health issued Warrants to purchase 750,000 shares of Common Stock of Streamline Health at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.

Operating Leases

Streamline Health rents office, data center space and equipment under noncancelable operating leases that expire, at various times, during the next five fiscal years. The minimum payments, by year, are detailed in the Contractual Obligations table above.

Warranties and Indemnities

Streamline Health provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, Streamline Health’s estimated warranty liability might need to be increased. Streamline Health bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions which may be required to be granted to a customer which result from performance issues. Streamline Health’s ASPeN application-hosting services guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. Streamline Health’s standard agreements with its customers also usually include intellectual property infringement indemnifications provisions to indemnify them from and against third-party claims, and for liabilities, damages, and expenses arising out of Streamline Health’s operation of its business or any negligent act or omission of Streamline Health. To date Streamline Health has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third-party claims. At January 31, 2007 and 2006, Streamline Health has a warranty reserve in the amount of $250,000. Each contract is reviewed quarterly with the appropriate Streamline Health Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

Off Balance Sheet Arrangements

Streamline Health does not have any off balance sheet arrangements.

Results of Operations

The following table sets forth, for each fiscal year indicated, certain operating data as percentages:

Consolidated Statements of Income(1)

	Fiscal Year(2)
	2006	2005	2004

Systems sales	27.0%	37.9%	23.2%
Services, maintenance and support	52.4	43.1	56.4
Application-hosting services	20.6	19.0	20.4

Total revenues	100.0	100.0	100.0
Cost of sales	45.2	39.9	47.5
Selling, general and administrative	36.6	32.4	29.0
Product research and development	17.1	16.9	16.2

Total operating expenses	98.9	89.2	92.7

Operating profit(3)	1.1	10.8	7.3
Other income (expense), net	(.5)	(0.3)	(6.5)
Income tax net benefit(4)	—	5.3	3.6

Net earnings(3 & 4)	0.6%	15.8%	4.4%

Cost of systems sales	56.7%	36.9%	78.6%

Cost of services, maintenance and support	43.4%	45.0%	39.0%

Cost of application-hosting services	34.5%	34.3%	35.3%

(1)	Because a significant percentage of the operating costs are expensed as incurred, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past operations nor are they necessarily indicative of the future operations of Streamline Health in the near or long-term. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

(2)	All references to a fiscal year refer to the fiscal year commencing on February 1 of that calendar year and ending on January 31 of the following year.

(3)	Operating profit and net earnings in 2004 include a $300,000 reduction in reserves due to a change in estimates and in 2006, a $100,000 reduction in reserves due to changes in estimates.

(4)	Net earnings in 2005 and 2004 include a tax benefit of $897,000 and $420,000, respectively, relating to the reduction in the valuation allowances for the deferred tax assets relating to the net operating loss carry forward based upon reasonable future earnings before income tax projections.

Comparison of fiscal year 2006 with 2005

Revenues.  Total revenues for fiscal year 2006 were $15,866,973 compared with revenues of $16,126,808 in fiscal year 2005, a decrease of approximately $260,000, or 2%. The decrease was primarily due to an approximately 47% or $2,100,000 decrease in software licensing revenues, offset by an approximately $1,840,000, increase in all other revenue categories other than software. Because software revenues generate the highest margins this lower revenues resulted in significantly reduced operating profits for the fiscal year when compared to the prior year.

Revenues from systems sales in fiscal year 2006 were $4,278,792, a decrease of $1,833,935, or 30% of systems sales in fiscal year 2005 primarily resulting from the significant decrease in software licensing revenues as discussed above.

Revenues from services, maintenance, and support in fiscal year 2006 were $8,314,979, an increase of $1,364,797, or 20% over fiscal year 2005. Professional services revenues in fiscal year 2006 were $2,697,927, an increase of $852,505, of the professional services revenues in fiscal year 2005. Maintenance and support revenues in fiscal year 2006 were $5,617,052, an increase of $512,292, or 10%, over maintenance and support revenues in fiscal year 2005. The increase in professional services revenues was due to increased customer installations. The increase in maintenance and support results from the addition of new customers who pay annual maintenance.

Revenues from application-hosting services were $3,273,202 or an increase of $209,303, or 7% over fiscal year 2005. The increase was due primarily to increased revenues from existing customers. Application-hosting services revenues at some locations are usage based and fluctuations in admissions, length of stay, return patient visits, etc. affect the system usage and the corresponding application-hosting services revenues.

In fiscal year 2006, three customers accounted for 26% of the total revenues compared with 38% in fiscal year 2005, exclusive of our remarketing partners. Total revenues from Siemens were $420,921 in fiscal year 2006 compared with $382,594 in fiscal year 2005. No additional revenues are anticipated from Siemens in the future. Total revenues from IDX were $4,395,189 in fiscal year 2006, ($1,003,000 was hardware sales, $919,000 was software and $1,421,415 in maintenance and support revenues) compared with $1,988,412 in fiscal 2005. The increase in IDX revenues included increased software revenues, significantly increased hardware and third party software sales and increased professional services and maintenance revenues. A substantial portion of fiscal year total 2006 revenues came from fulfillment of backlog and add-on business, primarily expansion and upgrades of systems for Streamline Health’s existing customers.

Cost of Sales.  Cost of sales consists of cost of systems sales, cost of services, maintenance and support, and cost of application-hosting services. Cost of systems sales includes amortization of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The cost of systems sales as a percentage of associated revenues in fiscal year 2006 and 2005 were 57% and 37%, respectively. The higher costs in 2006 reflect a significantly lower volume of Streamline Health software, with high margins and a significantly higher volume of hardware and third party software with significantly lower margins, when compared with 2005 when a greater portion of system sales included more software and less hardware and third party software. Cost of services, maintenance, and support includes salaries and benefits for support and professional services personnel and the cost of third-party maintenance contracts. Cost of services, maintenance and support as a percentage of services, maintenance and support revenues in 2006 and 2005 were 43% and 45%, respectively. The lower relative cost reflects increased professional services revenues without a corresponding increase in expenses. The cost of application-hosting services in 2006 and 2005 as a percentage of revenues was 34% and 34%, respectively, and represents primarily salaries and benefits, depreciation and the cost of the collocation high security application hosting data center.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related costs, travel and living expenses, tradeshows, etc. for selling and marketing activities and general corporate and administrative activities. In fiscal year 2006, selling, general, and administrative expenses were $5,802,656 compared with $5,218,303 in fiscal year 2005. The year-to-year increase is primarily attributable to increased sales and marketing staff as the Company expanded its staff to respond to increasing inquiries and sales opportunities, additional expenses for tradeshows, marketing collateral and market costs associated with the re-branding of the Company as “Streamline Health” to strengthen the focus on new market opportunities involving business process improvement via workflow automation technologies.

Product Research and Development.  Product research and development expenses in fiscal year 2006 were $2,716,163 compared with $2,733.293 in fiscal year 2005. During 2006, Streamline Health increased its technical staff and added additional contractors to concentrate its development efforts primarily on its new products and new workflow technologies. Streamline Health capitalized approximately $2,130,000 in software development expenditures in fiscal year 2006, compared with $1,450,000 in 2005. The increase in capitalized software in 2006, reflects the increased 2006 development activities related to new products or enhancements to existing products.

Operating Profit.  Operating profit in fiscal year 2006 was $181,590 compared with $1,738,322 in fiscal year 2005. The $1,556,732, or 90% decrease, results primarily from an approximately $1,834,000 decrease in high margin software licensing revenues discussed above and increased expenses during the fiscal year.

Other Income (Expense).  Interest income consists primarily of interest on cash balances. The interest income declined during 2006 because of lower cash balances. Interest expense in 2006 was related to the then current term loan and capitalized leases. The decrease in the interest expense in 2006 results primarily from the reduction of the outstanding debt during the year.

Provision for Income Taxes.  Streamline Health is in a tax loss carry forward position. The tax loss carry forward approximates $28,000,000, which begins to expire in 2013. Streamline Health also has an Alternative Minimum Tax credit carry forward of approximately $74,000, which has an unlimited carry forward period. The income tax provision in fiscal years 2005 and 2003 includes the Alternative Minimum Tax paid by the Company, as all income could not be offset against the Alternative Minimum Tax loss carry forward. In fiscal year 2005, and 2004 Streamline Health recorded a tax benefit in the amount of $897,000, and $420,000, respectively, as a result of a reduction in the valuation allowance on the deferred tax assets relating primarily to the tax loss carry forward based on future earnings before income tax projections.

Net Earnings.  Net earnings in fiscal year 2006 were $96,461 compared with net earnings of $2,551,072 in fiscal year 2005. The decrease results primarily from decreased software revenues and higher operating expenses.

The decrease in cash resulted primarily from the reduction in long-term debt during the year.

The decrease in accounts and contract receivables, both current and non-current is due to significantly lower software licensing revenues during the fourth quarter of 2006 compared with the fourth quarter of 2005.

The decrease in property and equipment, net is due to the disposal of obsolete equipment in 2006. The disposal had no impact on operations as it was all fully depreciated as the time of disposal.

The decrease in accounts payable is due to a large sale of third party hardware and software in the last few days of the prior fiscal year, which were not paid for until the first quarter fiscal 2006. There was no similar increase in 2006 accounts payable because there was no similar large hardware sale in the fourth quarter of 2007.

The decrease in accrued compensation in 2006 is due to lower accrued commissions on significantly decreased fourth quarter revenues and decreased accrued bonuses as a result of the Company not meeting its fourth quarter Operating Profit threshold for the payment of bonuses when compared with 2005.

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

In fiscal year 2005, three customers accounted for 38% of the total revenues compared with 34% in fiscal year 2004, exclusive of our remarketing partners. Total revenues from Siemens were $382,594 in fiscal year 2005 compared with $451,255 in fiscal year 2004 and through IDX, $1,988,412 in fiscal year 2005 compared with $2,760,900 in fiscal 2004. A substantial portion of fiscal year 2005 revenues came from fulfillment of backlog and add-on business, primarily expansion and upgrades of systems for Streamline Health’s existing customers, and 15% came from resellers, compared with 25% in fiscal year 2004. The decrease in the percentage of revenues from resellers reflect the declining maintenance revenues from Siemens customers and less than expected new system revenues from IDX in 2005.

Cost of Sales.  Cost of sales consists of cost of systems sales, cost of services, maintenance and support, and cost of application-hosting services. Cost of systems sales includes amortization of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The cost of systems sales as a percentage of associated revenues in fiscal year 2005 and 2004 were 37% and 79%, respectively. The lower costs in 2005 reflect a significantly higher volume of Streamline Health software, with high margins when compared with 2004 when a greater portion of system sales included more hardware and third party software. Cost of services, maintenance, and support includes salaries and benefits for support and professional services personnel and the cost of third-party maintenance contracts. Cost of services, maintenance and support as a percentage of services, maintenance and support revenues in 2005 and 2004 were 45% and 39%, respectively. The higher relative cost reflects increased staffing necessary in providing the services. The cost of application-hosting services in 2005 and 2004 as a percentage of revenues was 34% and 35%, respectively, and represents primarily salaries and benefits, depreciation and the cost of the collocation high security application hosting data center. The decline in the relative cost percentage reflects higher revenues without a corresponding increase in costs as the operating costs are relatively fixed and additional clients do not require a corresponding large increase in operating costs.

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

Product Research and Development.  Product research and development expenses in fiscal year 2005 were $2,733,293 compared with $2,061,207 in fiscal year 2004. During 2005, Streamline Health increased its technical staff and added additional contractors to concentrate its development efforts primarily on its new products and new workflow technologies. Streamline Health capitalized approximately $1,450,000 in software development expenditures in fiscal year 2005, compared with $1,000,000 in 2004.

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

Provision for Income Taxes.  Streamline Health is in a tax loss carry forward position. The income tax provision in fiscal years 2005 includes the Alternative Minimum Tax paid by the Company, as all income could not be offset against the Alternative Minimum Tax loss carry forward. In fiscal year 2005 and 2004, Streamline Health recorded a tax benefit in the amount of $897,000, and $420,000, respectively, as a result of a reduction in the valuation allowance on the deferred tax assets relating primarily to the tax loss carry forward based on future earnings before income tax projections.

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

Backlog

At January 31, 2007 Streamline Health has master agreements and purchase orders from customers and remarketing partners for systems and related services (excluding support and maintenance, and transaction-based application-hosting revenues), which have not been delivered or installed which, if fully performed, would generate future revenues of approximately $5,226,000 compared with $4,159,000 at January 31, 2006. The related products and services are expected to be delivered over the next two to three years. The increase in the backlog is the result of signing new agreements with new and existing customers late in the fourth quarter of 2005 and early 2006 which have not been fully implemented. In addition, customers contract for maintenance and support services on a monthly, quarterly, or annual basis. At January 31, 2007, Streamline Health had maintenance agreements, purchase orders, from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $4,469,000, compared with $3,533,000 at January 31, 2006, through their respective renewal dates in fiscal year 2007 and 2008. The increase results from the addition of new customers or expansion of systems with existing customers. In 2006, maintenance and support revenues approximated $5,617,000 compared with $5,104,000 in 2005 and are expected to increase in fiscal year 2007. At January 31, 2007, Streamline Health has entered into application-hosting agreements, which are expected to generate revenues in excess of $5,256,000 through their respective renewal dates in fiscal years 2007 through 2012. The application-hosting backlog is higher than the $4,784,000 in 2005 as the multi year agreements were renewed and new clients added.

Revenues from the IDX/GE Healthcare Remarketing Agreement for the last three years amounted to approximately $9,145,000, or 20% of the total revenues for the last three fiscal years. Streamline Health relies on IDX/GE Healthcare for a significant amount of its revenues, the loss of which would have a material adverse affect on future results of operations.

Streamline Health believes a greater percentage of its future revenues will come from remarketing agreements with, IDX/GE Healthcare, and other HIS related vendors. Streamline Health continues to actively pursue remarketing agreements with other companies.

Streamline Health believes the large HIS vendors, hospitals and integrated healthcare delivery networks now have a better understanding of the valuable role the document management and workflow technologies play in providing truly computerized information and the benefits of such systems in utilizing advanced workflow solutions. As more healthcare providers become aware of and better understand the significant economic and operating benefits of utilizing document management and workflow applications, Streamline Health believes the future demand for its products and services will increase.

Many companies have emerged to provide healthcare applications through private Intranets or secure applications on the Internet. Additionally, the traditional HIS companies have developed clinical information systems for the Internet. Streamline Health’s applications are well suited for integration with such clinical systems and are optimized for use on the Internet and private Intranets. Through Streamline Health’s ASPeN Services, application-hosting customers can rapidly deploy and access healthcare information using web browser-based technology from a central data center on a per transaction or subscription basis thereby minimizing up-front capital expenditures. Streamline Health believes healthcare organizations will continue to increase their use of healthcare applications through the Internet, and Streamline Health’s products are an integral part of providing a complete EMR across the Internet. Streamline Health continues to actively pursue strategic relationships with other healthcare Application Service Providers.

Management believes that revenue growth can be fueled by: the expansion of our sales force and marketing efforts, an increase in incremental revenue from existing and new strategic distribution partners, an increase in interest by healthcare organizations in Streamline Health products and services to assist in compliance with the Federal HIPAA standards as they relate to the confidentiality and security of medical records, and incremental new revenues derived from new lines of business for Streamline Health in the remote coding, revenue cycle and other workflows for the hospital marketplace. The revenue cycle workflows are a logical extension of the product line because of the ability of the Financial Services departments of hospitals to access and process patient information from the EMR. Due to an acute shortage of available coding personnel, there currently exists a great demand for solutions to attract and retain qualified coders and to make the coding process more efficient.

Since commencing operations in 1989, Streamline Health has incurred substantial cumulative operating losses. Although Streamline Health achieved operating profitability during the last seven years, Streamline Health incurred net losses in most fiscal years prior to fiscal year 2000. Based upon the expenses associated with current and planned staffing levels, continued profitability is dependent upon increasing revenues. Although the Company believes that it can continue to be profitable, there can be no assurance that Streamline Health will be able to neither achieve consistent profitability on a quarterly or annual basis nor be able to sustain or increase its revenue growth in future periods and believes historical operating results may not be indicative of the future performance of Streamline Health in the near or long-term.

Liquidity and Capital Resources

During the last five fiscal years, Streamline Health has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, a $3,500,000 bank loan in 2004 and the current revolving credit facility. Streamline Health’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from customers, (ii) amounts invested in research and development, capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter.

Streamline Health’s customers typically have been well-established hospitals or medical facilities or major HIS companies that resell Streamline Health’ products, which have good credit histories and payments have been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments.

Streamline Health has no significant obligations for capital resources, other than its $1,000,000 of revolving debt, the noncancelable operating leases of approximately $1,287,000 payable over the next four years and capitalized leases of approximately $156,000, payable over the next two years. Capital expenditures for property and equipment in 2007 are not expected to exceed $500,000.

During the last three years, Streamline Health has expended approximately $1,853,000 for capital expenditures, increased its sales and marketing expenses, product research and development and support and consulting expenses, and made net debt and deferred interest repayments of approximately $7,625,000. This resulted in significant net cash outlays over the last four years. Although Streamline Health reduced staffing levels and related expenses during 2003 and 2004, the stringent expense controls and reduced staffing, caused by the necessity to retire the long-term debt, hampered the growth of revenues in fiscal year 2003 and 2004. Accordingly, to continue to achieve increasing revenues and profitability it was necessary for the Company to significantly increase the sales and marketing expenses in fiscal 2005 and 2006. The Company believes that this strategic initiative to expand sales and marketing should produce improved results in 2007 and beyond as the expanded sales and marketing efforts begin to produce results. However, there can be no assurance Streamline Health will be able to do so.

At January 31, 2007, Streamline Health had cash of $3,316,614, of which $1,000,000 was used in February 2007 to repay the then outstanding balance of the revolving loan.

Streamline Health has carefully monitored operating expenses during the last five fiscal years. Notwithstanding the current levels of revenues and operating profit, for the foreseeable future, Streamline Health will need to continually assess its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require current lender approval. However, there can be no assurance Streamline Health will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse effect on future operating performance.

Streamline Health believes that its present cash position, combined with cash generation currently anticipated from operations and the availability of the revolving credit facility will be sufficient to meet anticipated cash requirements for the short term. However, continued expansion of the Company will require additional resources. The Company may need to refinance its current debt, obtain an additional infusion of capital, or a combination of both, depending on the extent of the expansion of the Company and future revenues. However, there can be no assurance Streamline Health will be able to do so.

To date, inflation has not had a material impact on Streamline Health’s revenues or expenses.

Net cash provided by operations in fiscal 2006 exceeded $2,500,000, down from approximately $2,770,000 in the prior fiscal year. See the Consolidated Statements of Cash Flows for the individual components comprising the net cash provided by operating activities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Streamline Health currently invests its cash balances, in excess of its current needs in an interest bearing account. Streamline Health does not invest for the purposes of trading in securities. Additionally, Streamline Health does not have any significant market risk exposure at January 31, 2007.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE COVERED BY
REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

Page

Report of Registered Public Accounting Firm	35
Consolidated Balance Sheets at January 31, 2007 and 2006	36
Consolidated Statements of Income for the three years ended January 31, 2007	37
Consolidated Statements of Changes in Stockholders’ Equity for the three years ended January 31, 2007	38
Consolidated Statements of Cash Flows for the three years ended January 31, 2007	39
Notes to Consolidated Financial Statements	40
Schedule II — Valuation and Qualifying Accounts	53
EX-11.1
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Streamline Health Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Streamline Health Solutions, Inc. as of January 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2007. Our audits also included the financial statement schedule of Streamline Health Solutions, Inc. listed in item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Streamline Health Solutions, Inc. at January 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

Cincinnati, Ohio

March 27, 2007	/s/ Ernst & Young LLP

CONSOLIDATED BALANCE SHEETS

	January 31,
	2007	2006

ASSETS
Current assets:
Cash	$3,316,614	$4,634,219
Accounts receivable, net of allowance for doubtful accounts of $200,000, respectively	2,281,313	2,117,495
Contract receivables	1,357,433	2,268,913
Other, including deferred taxes of $625,000 and $601,000, respectively	1,170,430	967,731

Total current assets	8,125,790	9,988,358
Property and equipment:
Computer equipment	2,132,853	2,120,321
Computer software	847,328	989,556
Office furniture, fixtures and equipment	733,320	736,858
Leasehold improvements	568,098	522,863

	4,281,599	4,369,598
Accumulated depreciation and amortization	(2,704,329)	(2,666,784)

	1,577,270	1,702,814
Contract receivables	554,888	728,541
Capitalized software development costs, net of accumulated amortization of $5,116,568 and $4,033,232, respectively	3,753,361	2,706,697
Other, including deferred taxes of $1,250,000 and $1,274,000, respectively	1,289,536	1,306,741

	$15,300,845	$16,433,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$619,362	$1,055,539
Accrued compensation	432,142	1,139,587
Accrued other expenses	541,904	744,112
Deferred revenues	3,693,668	2,617,184
Current portion of capitalized leases	91,002	84,951
Current portion of long-term debt Debt	—	1,000,000

Total current liabilities	5,378,078	6,641,373
Capitalized leases	56,049	147,051
Long-term debt	1,000,000	1,000,000
Other	222,484	293,409
Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share, authorized, 8,500 shares issued and outstanding (see above) 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 4,488,000 shares issued and outstanding at year end of fiscal 1995 and 1996. authorized, 9,211,399 and 9,159,541 shares issued, respectively	92,114	91,595
Capital in excess of par value	35,286,238	35,090,302
Accumulated (deficit)	(26,734,118)	(26,830,579)

Total stockholders’ equity	8,644,234	8,351,318

	$15,300,845	$16,433,151

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year
	2006	2005	2004

Revenues:
Systems sales	$4,278,792	$6,112,727	$2,965,262
Services, maintenance and support	8,314,979	6,950,182	7,186,304
Application-hosting services	3,273,202	3,063,899	2,599,092

Total revenues	15,866,973	16,126,808	12,750,658
Operating expenses:
Cost of systems sales	2,426,595	2,256,046	2,331,176
Cost of services, maintenance and support	3,609,386	3,130,374	2,804,202
Cost of application-hosting services	1,130,583	1,050,470	916,737
Selling, general and administrative	5,802,656	5,218,303	3,701,443
Product research and development	2,716,163	2,733,293	2,061,207

Total operating expenses	15,685,383	14,388,486	11,814,765

Operating profit	181,590	1,738,322	935,893
Other income (expense):
Interest income	77,337	93,322	70,344
Interest expense	(131,286)	(147,933)	(904,314)

Earnings before income taxes	127,641	1,683,711	101,923
Income tax benefit (expense)	(31,180)	867,361	455,753

Net earnings	$96,461	$2,551,072	$557,676

Basic net earnings per common share	$.01	$.28	$.06

Number of shares used in basic per common share computation	9,195,415	9,121,369	9,067,816

Diluted net earnings per common share	$.01	$.27	$.06

Number of shares used in diluted per common share computation	9,722,346	9,425,050	9,233,320

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

	Convertible		Capital in		Total
	redeemable	Common	excess of	Accumulated	stockholders’
	preferred Stock	stock	par value	(deficit)	equity

Balances at January 31, 2004	$—	$90,300	$34,928,047	$(29,939,327)	$5,079,020
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	545	74,914	—	75,459
Net earnings	—	—	—	557,676	557,676

Balances at January 31, 2005	—	90,845	35,002,961	(29,381,651)	5,712,155
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	750	87,341	—	88,091
Net earnings	—	—	—	2,551,072	2,551,072

Balances at January 31, 2006	—	91,595	35,090,302	(26,830,579)	8,351,318
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	519	84,799	—	85,318
Share-based compensation expense	—	—	111,137	—	111,137
Net earnings	—	—	—	96,461	96,461

Balances at January 31, 2007	$—	$92,114	$35,286,238	$(26,734,118)	$8,644,234

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2006	2005	2004

Operating activities:
Net earnings	$96,461	$2,551,072	$557,676
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,819,233	1,470,659	1,147,149
Share-based compensation expense	111,137	—	—
Net deferred income taxes	—	(897,000)	(420,000)
Change in allowance for doubtful accounts	—	—	(200,000)
Cash provided by (used for) assets and liabilities:
Accounts, contract and installment receivables	921,315	(1,808,739)	2,252,869
Other assets	(178,699)	10,385	(18,371)
Accounts payable	(436,177)	169,449	248,868
Accrued expenses	(909,653)	888,272	(197,769)
Deferred revenues	1,076,484	385,742	(126,089)

Net cash provided by operating activities	2,500,101	2,769,840	3,244,333

Investing activities:
Purchases of property and equipment	(610,353)	(867,620)	(374,818)
Capitalization of software development costs	(2,130,000)	(1,450,000)	(999,996)
Other	(77,720)	116,191	(135,773)

Net cash (used for) investing activities	(2,818,073)	(2,201,429)	(1,510,587)

Financing activities:
Proceeds from revolving credit facility	1,000,000	—	3,500,000
Repayment of long-term debt	(2,000,000)	—	(2,500,000)
Repayment of long-term accrued interest	—	—	(4,635,169)
Payment of capitalized leases	(84,951)	(203,356)	(220,199)
Exercise of stock options and stock purchase plan	85,318	88,091	75,459

Net cash (used for) financing activities	(999,633)	(115,265)	(3,779,909)

Increase (Decrease) in cash and cash equivalents	(1,317,605)	453,146	(2,046,163)
Cash and cash equivalents at beginning of year	4,634,219	4,181,073	6,227,236

Cash and cash equivalents at end of year	$3,316,614	$4,634,219	$4,181,073

Supplemental cash flow disclosures:
Interest paid	$129,674	$148,338	$5,517,465

Income taxes paid (refund)	$66,537	$(27,972)	$49,615

Leasehold improvements (included in property and equipment) paid for by the landlord as a lease inducement	$—	$326,000	$—

Capital lease	$—	$267,237	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Streamline Health Solutions, Inc. (Streamline Health or the Company) operates in one segment as a provider of Healthcare Information Workflow Technology through the licensing of its Electronic Health Information Management, Patient Financial Services and other Workflow software applications and the use of such applications through its application-hosting services as an Application Service Provider. Streamline Health’s products enable hospitals and integrated healthcare delivery systems in the United States to capture, store, manage, route, retrieve, and process vast amounts of patient clinical, financial and other healthcare provider information.

Fiscal Year

All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following year.

Consolidation

The consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and its subsidiary, Streamline Health, Inc. All significant intercompany transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the fourth quarter of fiscal year 2006, Streamline Health recorded a $100,000 favorable change in the estimate for miscellaneous reserves. In the fourth quarter of fiscal year 2004, Streamline Health recorded a $300,000 favorable change in the estimate for the allowance for doubtful accounts and miscellaneous reserves. In fiscal years 2004, 2005 and 2006, the Company made certain estimates of its future earnings before income taxes in determining the amount of the valuation allowance required for the deferred income tax assets relating to the net operating loss carry forward (See Note 4).

Revenue Recognition

Revenue is derived from: the licensing and sale of systems, either directly to end-users or through third-party resellers, comprising internally developed software, third-party software and hardware components; product support, maintenance and professional services; and application-hosting services that provide high quality, transaction or subscription based document imaging/management services from a central data center. Streamline Health’s revenue recognition policies conform to Statement of Position 97-2, Software Revenue Recognition.  Generally, revenue from software license fees and hardware sales to end-users is recognized when a master agreement is signed and products are made available to end-users. Revenues from agreements that contain multiple-element arrangements are allocated to the various elements based on the fair value of the specific elements. Revenues related to routine installation and integration and project management are deferred until the work is performed. Streamline Health follows this method since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Revenues from consulting, education, and application-hosting services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of revenues are classified as deferred revenues. Revenues recognized prior to progress billings to customers are recorded as contract receivables.

Cash

Cash includes demand deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables

Accounts and contract receivables are comprised of amounts owed Streamline Health for licensed software, professional services, including maintenance services and application-hosting activities and are net of an allowance for doubtful accounts of $200,000 at January 31, 2007 and January 31, 2006, respectively. Contracts with individual customers and resellers determine when receivables are due. In determining the allowance for doubtful accounts, each unpaid receivable is reviewed quarterly with the appropriate Streamline Health Client Manager to determine the payment status based upon the most currently available information as to the status of the receivables, the customer comments, if any, and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by Streamline Health to resolve open issues related to unpaid receivables. During these quarterly reviews, Streamline Health determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its customers or resellers to make required payments.

Concentrations

Financial instruments, which potentially expose Streamline Health to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of accounts receivable. Streamline Health’s accounts receivable are concentrated in the healthcare industry. However, Streamline Health’s customers typically have been well-established hospitals, medical facilities, or major Health Information Systems companies that resell Streamline Health’s products that have good credit histories and payments have been received within normal time frames for the industry. However, some hospitals and medical facilities have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities and extended payment of receivables from these entities is not uncommon.

To date, Streamline Health has relied on a limited number of customers and remarketing partners for a substantial portion of its total revenues. Streamline Health expects that a significant portion of its future revenues will continue to be generated by a limited number of customers and its remarketing partners. The failure to obtain new customers or expand sales through remarketing partners, the loss of existing customers or reduction in revenues from existing customers could materially and adversely affect Streamline Health’s operating results (See Note 6).

Streamline Health currently buys all of its hardware and some major software components of its Healthcare Information Systems from third-party vendors. Although there are a limited number of vendors capable of supplying these components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in system implementations and a possible loss of revenues, which could adversely affect operating results.

Other Current Assets

Other current assets are primarily: prepaid insurance, commissions, maintenance, deposits, deferred Federal income tax assets and prepaid expenses related to future revenues (See Note 4).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2005, Streamline Health entered into a sixty-six month operating lease for office space. In connection with the lease, the property owner provided certain lease inducements to the Company, including a $326,000 build out allowance and use of the premises for six months rent free. The Company has accounted for the value of these inducements by recording the build out allowance as a leasehold improvement with a corresponding lease incentive liability. The total amount of the lease payments are amortized as rent expense on a straight line basis over the term of the lease. The leasehold improvement asset and the lease incentive liability are each amortized on a straight line basis over the term of the lease to depreciation and as an offset to rent expense, respectively. Any timing differences between the actual monthly lease payments and the straight line rent expense is recorded as an adjustment to the lease incentive liability.

Depreciation expense for 2006, 2005, and 2004 was $735,897, $670,655, and $514,149, respectively.

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

Capitalized Software Development Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Streamline Health capitalized approximately $2,130,000, $1,450,000, and $1,000,000 in 2006, 2005 and 2004, respectively.

Research and development expense, net of capitalized amounts, was $2,716,163, $2,733,293, and $2,061,207 in 2006, 2005 and 2004, respectively.

Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense was approximately $1,083,000, $800,000, and $633,000 in 2006, 2005, and 2004, respectively.

Other non-current assets

Other non-current assets at January 31, 2007 and 2006 consist primarily of deferred tax assets (See Note 4).

Accrued Other Expenses

Accrued other expenses at January 31, 2007, and 2006 include warranty reserves, accrued franchise and property taxes, professional fees and other similar liabilities.

Income Taxes

The provisions for income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Stock Options and Stock Appreciation Rights

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of financial accounting and reporting for stock-based compensation plans. Streamline Health elected to continue to account for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, adopted the disclosure only provisions of Statement 123 through fiscal year 2005. No stock-based compensation cost is reflected in the net earnings for fiscal years 2005 and 2004, as all options granted under the plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant. The table below illustrates the effect on net earnings and earnings per share as if Streamline Health had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, to stock-based employee compensation.

The Company adopted the revised standards of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation, effective the first quarter of fiscal year 2006, which requires expensing the fair value of the equity awards. The Company elected to adopt the Modified-Prospective Transition method. Under this method, the Company is required to recognize compensation cost for share-based payments based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. As a result of adopting Statement 123(R) on February 1, 2006, the Company incurred total additional annual compensation expense of $111,137 in the amount of $22,966, $30,062, $27,875 and $30,234 in the four fiscal quarters, respectively. The fair value of the 2006 stock-based compensation was estimated at the date of grants using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal year 2006: risk-free interest rate of 4.25%, a dividend yield of zero percent; a weighted average volatility factor of the expected market price of Streamline Health’s Common Stock of .823, and a weighted average expected life of stock options of five years. Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

At January 31, 2007 Streamline Health had two stock-based compensation plans, which are more fully disclosed in Note 7 of the Notes to Consolidated Financial Statements.

Pro forma information regarding the net earnings and net earnings per common share is required by Statement 123 for fiscal years 2005 and 2004 and has been determined as if Streamline Health had accounted for its stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option- pricing model with the following weighted average assumptions for fiscal year 2005 and 2004: risk-free interest rate of 4.25% for both years; a dividend yield of zero percent for both years; a volatility factor of the expected market price of Streamline Health’s Common Stock of .842 in 2005 and .864 in 2004, and a weighted average expected life of the options of five years for both years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Streamline Health’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in Streamline Health’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

	Fiscal Year
	2005	2004

Net earnings, as reported	$2,551,072	$557,676
Deduct: Total stock based compensation expense determined under the fair value based method for all awards, net of related tax effects	(74,227)	(66,503)

Pro forma net earnings	$2,476,845	$491,173

Earnings per share:
Basic — as reported	$.28	$.06

Basic — pro forma	$.27	$.06

Diluted — as reported	$.27	$.06

Diluted — pro forma	$.26	$.06

Net Earnings Per Common Share

The net earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. The basic net earnings per common share are computed based on the weighted average number of common shares outstanding during each period. The diluted net earnings per common share reflects the potential dilution that could occur if Stock Options, Stock Purchase Plan commitments and Warrants were exercised into Common Stock, under certain circumstances, that then would share in the earnings of Streamline Health.

The following is the calculation of the basic and diluted net earnings per share of common stock.

	Fiscal Year
	2006	2005	2004

Net earnings	$96,461	$2,551,072	$557,676

Average shares outstanding used in basic per common share computations	9,195,415	9,121,369	9,067,816
Stock options	428,976	631,271	287,352
Warrants assumed converted	750,000	750,000	—
Assumed treasury stock buyback	(652,045)	(1,077,590)	(121,848)
Convertible redeemable preferred stock assumed converted	—	—	—

Number of average shares used in diluted per common share computation	9,722,346	9,425,050	9,233,320

Basic net earnings per share of common stock	$.01	$.28	$.06

Diluted net earnings per share of common stock	$.01	$.27	$.06

The diluted earnings per share for the fiscal year 2006, exclude the effect of 32,524 outstanding Stock Options because the inclusion would be antidilutive.

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

Streamline Health rents office and data center space and equipment under noncancelable operating leases that expire at various times through fiscal year 2010. Future minimum lease payments under noncancelable operating leases for the next five fiscal years are approximately as follows: 2007, $414,000; 2008, $365,000; 2009, $342,000; 2010, $165,000 each year. Rent expense was approximately $350,000, $287,000, and $253,000 for fiscal years 2006, 2005, and 2004, respectively. In February 2005, Streamline Health entered into a sixty-six month lease for office space. In connection with the lease, the property owner provided a $326,000 build out allowance. As a further inducement to rent the facilities, the owner provided the Company with the use of the premises for six months rent free. The Company pays a base rent and a proportional amount of the building operating expenses, currently estimated at approximately $308,000 per year. The lease has no renewal provisions and predetermined increases in the base rent in 2007 and again in 2009.

3.	Long-term Debt and Capitalized Leases

In January 2007, Streamline Health prepaid its then existing term debt and entered into a new three year $5,000,000 working capital revolving line of credit facility, with an option for two one-year extensions. The loan is secured by all of the assets of Streamline Health and the loan agreement restricts Streamline Health from incurring additional indebtedness for borrowed money, including capitalized leases, etc. without lender consent. The Company is required to meet certain financial covenants, including minimum level of tangible net worth, minimum working capital, fixed charge ratio coverage and funded indebtedness to earnings before interest, taxes, depreciation and amortization ratio (EBITDA). These requirements may limit the borrowing under this credit agreement. At January 31, 2007, the Company had the ability to utilize $3,800,000 of the line of credit. Interest on this facility ranges from Prime minus 1% to Prime based on the amount borrowed to EBITDA. The Company pays a commitment fee on the unused portion of the facility of .35%. Simultaneously with the signing of the new agreement, the Company borrowed $1,000,000 under the new agreement to prepay the then existing term loan balance that was due in July 2007, which resulted in lowering the interest rate to prime minus 1% on the outstanding debt. In February 2007, the Company repaid the then outstanding balance of the revolving credit facility.

In 1998, Streamline Health issued a $6,000,000 note. In connection with the issuance of the note, Streamline Health issued Warrants to purchase 750,000 shares of Common Stock of Streamline Health at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.

Streamline Health believes the fair market value of the revolving credit facility loan balance approximates the carrying value based on the term, interest rate and maturity that Streamline Health believes is currently available to it.

During the third quarter of fiscal year 2005, Streamline Health acquired additional computer equipment for the application-hosting services data center, which are accounted for as capitalized leases. The amount of the computer equipment leased assets is $267,237. The lease is payable monthly in installments of $8,192, through August 2008. The present value of the future lease payments upon lease inception was $267,237 using the interest rates implicit in the lease agreement at the inception of the lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is an analysis of the assets under capital lease at the fiscal year end:

	2006	2005

Computer equipment	$267,237	$267,237
Accumulated depreciation	(89,079)	(22,270)

	$178,158	$244,967

Total depreciation and amortization expense on assets under capital leases was $66,809 in 2006, $164,646 in 2005, and $156,525 in 2004.

Total obligations under capital leases are as follows: $98,306 in 2007 and $57,346 in 2008. The total obligations of the minimum lease payments, less the amount representing interest of $8,601 is reflected in the balance sheet as a current obligation of $91,002 and a non-current obligation of $56,049.

4.	Income Taxes

In 2005, Streamline Health was subject to Alternative Minimum Taxes.

The income tax benefit (provision) for income taxes differs from the Federal statutory rate as follows:

	Fiscal Year
	2006	2005	2004

Federal tax (expense) benefit at Statutory rate	$(43,398)	$(572,461)	$(35,673)
Current state and local taxes, net of federal benefit	(28,224)	(2,673)	16,549
Change in valuation allowance	37,943	1,384,351	(1,341,759)
Non-deductible interest	—	—	1,797,251
Other	2,499	58,144	19,385

	$(31,180)	$867,361	$455,753

Income taxes consist of the following:

	Fiscal Year
	2006	2005	2004

Federal tax expense:
Current	$—	$(25,589)	$10,293
Deferred	—	881,882	412,921

	—	856,293	423,214

State tax expense:
Current	(31,180)	(4,050)	25,460
Deferred	—	15,118	7,079

	(31,180)	11,068	32,539

Federal and state income tax (expense) benefit	$(31,180)	$867,361	$455,753

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Streamline Health provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences are as follows:

	Fiscal Year
	2006	2005

Deferred tax asset:
Net operating loss carry forwards	$9,826,988	$9,827,661
Accounts payable and accrued liabilities	243,571	299,080
Property and equipment	39,811	25,345
Other	73,581	73,597

	10,183,951	10,225,683
Less valuation allowance	(8,308,951)	(8,350,683)

Net deferred tax assets	1,875,000	1,875,000
Deferred tax liabilities:	—	—

Net deferred tax asset	$1,875,000	$1,875,000

In all fiscal years prior to 2003, Streamline Health established a full valuation allowance against all of the deferred tax assets. As of January 31, 2007, Streamline Health reduced the valuation allowance for the deferred tax assets primarily related to the carry forward by $1,875,000 based upon reasonable future earnings before income tax projections. A valuation allowance of $8,308,951 is still required to reduce the deferred tax assets, primarily relating to loss carry forwards, to a level currently believed will be utilized to offset future earnings before income taxes based upon the current backlog and forecasts over the next two years. The valuation allowance is required due to the inability to predict on a longer term basis that Streamline Health will “more likely than not” attain levels of profitability required to utilize additional loss carry forwards.

At January 31, 2007, Streamline Health had a net operating loss carry forward of approximately $28,000,000, which begins to expire in 2013. Streamline Health also has an Alternative Minimum Tax credit carry forward of approximately $74,000, which has an unlimited carry forward period. Certain changes in stock ownership can result in a limitation on the amount of net operating loss carry forward that can be utilized each year.

5.	Retirement Plan

Streamline Health has established a 401(k) retirement plan that covers all employees. Company contributions to the plan may be made at the discretion of the Board of Directors. Effective February 1, 2006, the Company began to match 100% up to the first 4% of compensation deferred by each employee in the 401(k) plan. The total compensation expense for this matching contribution was $291,719 in 2006.

6.	Major Customers

During fiscal year 2006, three customers, exclusive of our remarketing partners, accounted for 11%, 8%, and 7% of total revenues. During fiscal year 2005, three customers, exclusive of our remarketing partners, accounted for 18%, 11%, and 10% of total revenues. During fiscal year 2004, three customers, exclusive of our remarketing partners, accounted for 13%, 13%, and 7% of total revenues. At January 31, 2007 and 2006, 38% and 60%, respectively, of Streamline Health’s accounts receivable were due from three customers excluding remarketing partners. At January 31, 2007 and 2006 approximately, 20% and 6%, respectively, of Streamline Health’s accounts receivables were due from remarketing partners.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Stock-based Compensation Plans

As discussed in note 1, effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation. Streamline Health’s 1996 Employee Stock Option Plan authorized the grant of options to employees for Streamline Health’s Common Stock. The options granted have terms of ten years or less and generally vest and become fully exercisable ratably over three years of continuous employment from the date of grant. At January 31, 2007, options to purchase 361,500 shares of Streamline Health’s Common Stock have been granted and are outstanding under the Plan. No more options can be granted under this Plan.

Streamline Health’s 1996 Non-Employee Directors Stock Option Plan authorized the grant of options for shares of Streamline Health’s Common Stock. The options granted have terms of ten years or less, and vest and become fully exercisable ratably over three years of continuous service as a Director from the date of grant. At January 31, 2007, options to purchase 15,000 shares of Streamline Health Common Stock have been granted and are outstanding under the Plan. No more options can be granted under this Plan.

In May 2005, the shareholders approved the 2005 Incentive Compensation Plan which authorizes the Company to issue up to 1,000,000 equity awards (Stock Options, Stock Appreciation Rights (“SAR’s”), and Restricted Stock) to directors and employees of the Company. At January 31, 2007, Options to purchase 85,000 shares of Streamline Health Common Stock have been granted and are outstanding under the Plan.

SAR’s are settled in Common Stock of the Company. Upon exercise of the SAR, the holder is entitled to receive shares of Common Stock equal to an amount determined by multiplying:

(a) The difference between the fair market value of a share of common stock of the Company on the date of exercise over the price at the date of grant; by

(b) The number of shares with respect to which the SAR is exercised.

A summary of Streamline Health’s stock option activity and related information is as follows:

	Fiscal Year
	2006		2005		2004
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		Exercise
	Options	price	Options	price	Options	Price

Outstanding — beginning of year	476,167	$2.76	536,942	$3.01	545,977	$2.90
Granted	45,000	5.74	50,000	2.91	30,000	2.67
Exercised	(24,667)	.97	(63,000)	.97	(33,035)	1.20
Expired	(35,000)	11.61	—	—	—	—
Forfeited	—	—	(47,775)	8.08	(6,000)	1.21

Outstanding — end of year	461,500	2.50	476,167	2.76	536,942	3.01

Exercisable — end of year	368,666	$2.04	430,833	$2.78	475,275	$3.10

Weighted average fair value of options granted during year	$3.31		$2.91		$1.87

The following table summarizes the options as of January 31, 2007:

Options		Weighted average		Approximate
Outstanding	Exercisable	exercise price		remaining life in years

461,500	368,666	$2.04	(1)	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The exercise prices range from $0.53 to $6.25, of which 73,500 shares are between $5.00 and $6.25 per share, 155,500 shares are between $2.39 and $4.75 per share, and 232,500 shares are between $0.53 and $1.95 per share.

A summary of Streamline Health’s Stock Appreciation Rights (SAR’s) is as follows:

	2006	2005

Outstanding — beginning of year	25,000	—
Granted	—	25,000
Exercised	—	—
Expired	(25,000)	—

Outstanding — end of year	—	25,000

Weighted average grant price	—	$6.78

The SAR’s vest when certain performance criteria are met. The performance objectives are such that the recipient earns 100% or 0% of the number of SAR’s granted. Performance based SAR expense is recognized over the performance period based on the stock price at each reporting date, when satisfaction of the performance criteria is deemed probable. As the performance criteria as of January 31, 2007 was not achieved, no expense was recognized in 2006.

At January 31, 2007, there was approximately $180,000 of compensation cost that has not yet been recognized related to nonvested stock-based awards. That cost is expected to be recognized over a remaining weighted average period of two years.

Cash received from exercise of options and the employee stock purchase plan was $85,318, $88,091 and $75,459, respectively, in 2006, 2005 and 2004.

The 1996 Employee Stock Option Plan and the 2005 Incentive Compensation Plan contains change of control provisions whereby any outstanding equity awards under the plans subject to vesting, which have not fully vested as of the date of the change in control, shall automatically vest and become immediately exercisable. One of the change in control provisions is deemed to occur if there is a change in beneficial ownership, or authority to vote, directly or indirectly, securities representing 20% or more of the total of all of Streamline Health’s then outstanding voting securities, unless through a transaction arranged by, or consummated with the prior approval of the Board of Directors. Other change in control provisions relate to mergers and acquisitions or a determination of change in control by Streamline Health’s Board of Directors.

8.	Employee Stock Purchase Plan

Streamline Health has an Employee Stock Purchase Plan under which employees may purchase up to 500,000 shares of Common Stock. Under the plan, eligible employees may elect to contribute, through payroll deductions, up to 10% of their base pay to a trust during any plan year, July 1 through June 30, of the following year. At June 30 of each year, the plan issues for the benefit of the employees shares of Common Stock at the lesser of (a) 85% of the Fair Market Value of the Common Stock on July 1, of the prior year, or (b) 85% of the Fair Market Value of the Common Stock on June 30, of the current year. At January 31, 2007, 339,330 shares remain that can be purchased under the plan.

During fiscal year 2006, 27,191 shares were purchased at the price of $2.26 per share; 2005, 12,006 shares were purchased at the price of $2.26 per share; and in 2004, 21,468 shares were purchased at the price of $1.66 per share.

The purchase price at June 30, 2007, will be 85% of the lower of (a) the closing price on July 3, 2006 ($5.27) or (b) 85% of the closing price on June 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies

Maintenance Agreements, Warranties, and Indemnities

Streamline Health warrants to customers that its software will meet certain performance requirements for an initial limited warranty period. Streamline Health has maintenance agreements to provide services in future periods after the expiration of the initial limited warranty period. Streamline Health invoices customers in accordance with the agreements and records the invoicing as deferred revenues and recognizes the revenues ratably over the term of the maintenance agreements. Streamline Health’s standard agreements with its customers usually include intellectual property infringement indemnification provisions to indemnify them from and against third-party claims, and for liabilities, damages, and expenses arising out of Streamline Health’s operation of its business or any negligent act or omission of Streamline Health. At January 31, 2007 and 2006, Streamline Health has a warranty reserve in the amount of $250,000.

Application-hosting Services

Streamline Health enters into long-term agreements to provide document imaging/management and workflow services to its healthcare customers on an outsourced basis from a central data center. Streamline Health guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met.

Employment Agreements

Streamline Health has entered into employment agreements with its officers and employees that generally provide annual salary, a minimum bonus, discretionary bonus, stock incentive provisions, and severance arrangements.

Reserved Common Stock

Streamline Health has reserved 1,630,830 shares of the Common Stock authorized for issuance in connection with various Equity Award Plans and the Employee Stock Purchase Plan, and 750,000 shares for the Warrants issued in connection with the 1998 long-term debt.

Litigation

There are, from time to time, claims pending against Streamline Health Solutions, Inc. and its subsidiary. Based on a review of such litigation with legal counsel, Streamline Health believes any resulting liability would not have a material affect on Streamline Health’s consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Quarterly Results of Operations (Unaudited)

The following sets forth selected quarterly financial information for fiscal years 2006, 2005, and 2004.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2006
	(In thousands, except per share data)

Revenues	$3,848	$4,583	$3,592	$3,844	$15,867
Gross profit	2,104	2,502	1,864	2,230	8,700
Operating profit (loss) (e) (f)	(71)	240	(297)	310	182
Net earnings (loss) (e) (f)	(80)	214	(334)	296	96
Basic net (loss) earnings per share (a)	(.01)	.02	(.04)	.03	.01
Diluted net (loss) earnings per share (a)	(.01)	.02	(.04)	.03	.01
Weighted average shares outstanding outstanding	9,168	9,190	9,211	9,211	9,195

Stock Price (b)
High	$8.70	$7.49	$5.81	$6.00	$8.70
Low	$6.55	$4.51	$4.78	$4.91	$4.51
Quarter and year-end close	$6.95	$5.71	$5.13	$5.64	$5.64
Cash dividends declared (c)	$—	$—	$—	$—	$—

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2005

Revenues	$2,697	$4,066	$3,164	$6,200	$16,127
Gross profit	1,404	2,419	1,664	4,203	9,690
Operating profit (loss)	(254)	547	(463)	1,908	1,738
Net earnings (loss) (d)	(277)	519	(454)	2,763	2,551
Basic net (loss) earnings per share (a)	(.03)	.06	(.05)	.30	.28
Diluted net (loss) earnings per share (a)	(.03)	.06	(.05)	.29	.27
Weighted average shares outstanding outstanding	9,087	9,108	9,131	9,153	9,121

Stock Price (b)
High	$5.18	$3.25	$6.38	$7.00	$7.00
Low	$2.62	$2.65	$2.53	$3.51	$2.53
Quarter and year-end close	$3.29	$2.90	$4.26	$7.00	$7.00
Cash dividends declared (c)	$—	$—	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2004

Revenues	$2,642	$2,558	$2,538	$5,012	$12,750
Gross profit	1,385	1,385	1,416	2,512	6,698
Operating profit (loss) (e)	(42)	(84)	(118)	1,180	936
Net earnings (loss) (d) (e)	(421)	(462)	(156)	1,597	558
Basic net (loss) earnings per share (a)	(.05)	(.05)	(.02)	.18	.06
Diluted net (loss) earnings per share (a)	(.05)	(.05)	(.02)	.17	.06
Weighted average shares outstanding outstanding	9,036	9,068	9,082	9,084	9,068

Stock Price (b)
High	$4.30	$3.42	$3.85	$3.20	$4.30
Low	$2.55	$2.38	$2.50	$2.46	$2.38
Quarter and year-end close	$2.83	$2.65	$2.97	$3.07	$3.07
Cash dividends declared (c)	$—	$—	$—	$—	$—

(a)	Quarterly amounts may not be additive.

(b)	Obtained from The NASDAQ Stock Market, Inc.

(c)	Streamline Health has not paid a dividend on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

(d)	Includes, in the fourth quarter, an $897,000, and $420,000 favorable change in a reduction of the valuation allowance for deferred tax assets in 2005 and 2004 respectively.

(e)	In the fourth quarter of fiscal year 2006, Streamline Health recorded a $100,000 favorable change in the estimate for miscellaneous reserves. In the fourth quarter of fiscal year 2004, Streamline Health recorded a $300,000 favorable change in the estimate for the allowance for doubtful accounts and miscellaneous reserves.

(f)	As a result of adopting Statement 123(R) on February 1, 2006, the Company incurred total additional annual compensation expense of $111,137 in the amount of $22,966, $30,062, $27,875 and $30,234 in the four fiscal quarters, respectively.

Schedule II

Valuation and Qualifying Accounts and Reserves

Streamline Health Solutions, Inc.
For the three years ended January 31, 2007

		Additions
	Balance at	Charged to	Charged to
	Beginning	costs and	Other			Balance at
Description	of Period	Expenses	Accounts	Deductions		End of Period
	(In thousands)

Year ended January 31, 2007:
Allowance for doubtful accounts	$200	$—	$—	$—		$200
Warranty reserve	250	—	—	—		250
Year ended January 31, 2006:
Allowance for doubtful accounts	200	—	—	—		200
Warranty reserve	250	—	—	—		250
Year ended January 31, 2005:
Allowance for doubtful accounts	400	—	—	(200	)(1)	200
Warranty reserve	250	—	—	—		250

(1)	Represents change in the estimate for the allowance for doubtful accounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

No change in Streamline Health’s auditors has taken place within the twenty-four months prior to, or in any period subsequent to, Streamline Health’s January 31, 2007 Financial Statements.

Item 9A.	Controls and Procedures

Streamline Health maintains disclosure controls and procedures that are designed to ensure that there is reasonable assurance that the information required to be disclosed in Streamline Health’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Streamline Health’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Streamline Health’s senior management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Streamline Health’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, Streamline Health’s management, including the Chief Executive and Chief Financial Officer, concluded that there is reasonable assurance that Streamline Health’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no material changes in Streamline Health’s internal control or in the other controls during the quarter ended January 31, 2007 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Goverance

The information required by Items 401, 405 and 407(c)(3),(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from Streamline Health’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 23, 2007 from the information appearing under the captions “Election of Directors”, “Board of Directors meetings and Committees” “Stock Ownership by Certain Beneficial Owners and Management”, and “Compliance with Section 16(a) of the Exchange Act”. Certain information regarding Streamline Health’s Executive Officers is set forth in Part I, of this Form 10-K under the caption “Executive Officers of the Registrant.”

The information relating to the Code of Ethics required by Items 406 of Regulation S-K is included herein by reference to Exhibit 14.1 to this Form 10-K. Streamline Health has adopted the Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and employees. Streamline Health has also made the Code of Ethics available on its website at www.streamlinehealth.net and will provide a copy, free of charge, upon request.

Item 11.	Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference from Streamline Health’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 23, 2007 from the information appearing under the captions “Executive Compensation”, except that the information required by Item 407(e)(5) of Regulation S-K which appears within such caption under the subheading “Compensation Committee Report” is specifically not incorporated herein by reference into this Form 10-K or into any other filing by Streamline Health under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12.	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference from Streamline Health’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 23, 2007 from the information appearing under the caption “Stock Ownership by Certain Beneficial Owners and Management”. Securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K are as follows:

	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan category	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	461,500(1 & 2)	$2.50	915,000(3 & 4)

Total	461,500(1 & 2)	$2.50	915,000(3 & 4)

(1)	Includes 15,000 options that can be exercised under the 1996 non-employee Director’s Stock Option Plan and 361,500 options that can be exercised under the 1996 Employee Stock Option Plan.

(2)	Includes 85,000 options which can be exercised by directors under the 2005 Incentive Compensation Plan.

(3)	Excludes 339,330 shares that can be issued under the 1996 Employee Stock Purchase Plan, which is more fully described in footnote 8 of the enclosed Notes to Consolidated Financial Statements.

(4)	Excludes Warrants issued in connection with the 1998 Long-term debt to acquire 750,000 shares at $3.87, which is more fully described in footnote 3 of the enclosed Notes to Consolidated Financial Statements. See ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Long-term Debt for additional information.

(5)	The Company does not have any equity compensation plans that have not been approved by the Company’s Stockholders.

Item 13.	Certain Relationships, Related Transactions and Directors Independence

The information required by Item 404 and 407(a) of Regulation S-K is incorporated herein by reference from Streamline Health’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 23, 2007 from the information appearing under the captions “Transactions with relates persons, promoters, and certain control persons” and “Board of Directors Meetings and Committees”.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees for the Company for the fiscal years 2006 and 2005 for audit and other services provided by Streamline Health’s accounting firm, Ernst & Young LLP.

	2006	2005

Audit Fees	$116,000	$109,000
Audit-Related Fees	—	—
Tax Fees	36,400	35,000
All Other Fees	45,000	—

Total Fees	$197,400	$144,000

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

Financial Statements

(a)1. The financial statements listed in ITEM 8 in the Index to Consolidated Financial Statements on page 34 are filed as part of this report.

(a)2. The Financial Statement Schedule on page 53 is filed as part of this report.

(b). Exhibits

See Index to Exhibits on page 57 of this report.

The exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Streamline Health Solutions, Inc.

By:	/s/ William A. Geers
William A. Geers
Chief Operating Officer

DATE: April 2, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ J. Brian Patsy J. Brian Patsy	Chief Executive Officer And Director (Principal Executive Officer)	April 2, 2007

/s/ Jonathan R. Phillips Jonathan R. Phillips	Director	April 2, 2007

/s/ Edward J. VonderBrink Edward J. VonderBrink	Director	April 2, 2007

** Richard C. Levy, M.D.	Director	April 2, 2007

/s/ Andrew L. Turner Andrew L. Turner	Director	April 2, 2007

/s/ Paul W. Bridge, Jr. Paul W. Bridge, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007

**By: /s/ J. Brian Patsy J. Brian Patsy Attorney-in-fact April 2, 2007

INDEX TO EXHIBITS
EXHIBITS

Exhibit No.	Description of Exhibit

3.1(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. Previously filed with the Commission and incorporated herein by reference from, the Registrant’s (LanVision System, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

3.1(b)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., amendment No. 1 Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on September 8, 2006.

3.2	Bylaws of Streamline Health Solutions, Inc. f/k/a/LanVision Systems, Inc. Previously filed with the Commission and incorporated herein by reference from, the Registrant’s (LanVision System, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

3.3	Certificate of the Designations, Powers, Preferences and Rights of the Convertible Preferred Stock (Par Value $.01 Per Share) of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

4.1	Specimen Common Stock Certificate of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

4.2	Specimen Preferred Stock Certificate of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

4.3	Revolving Note, and associated documents, dated January 20, 2007, between Streamline Health, Inc. (a wholly owned subsidiary of the Registrant) and

Exhibit No.		Description of Exhibit

the Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s Form 8-K, as filed with the commission on January 25, 2007.)

10.1	#	Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Employee Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

10.2(a)	#	Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

10.2(b)	#	First Amendment to Streamline Health Solutions, Inc. f/k/a/LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 4.1(b) of, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-8, file number 333-20765, as filed with the Commission on January 31, 1997.)

10.2(c)	#	Second Amendment to Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, Amendment No. 1 to the Registrant’s (LanVision Systems, Inc.) Statement on Form S-8, file number 333-20765, as filed with the Commission on March 1, 2001.)

10.3	#	Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Employee Stock Purchase Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc. ) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

10.4	#	2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on May 26, 2005.)

10.5	#	Employment Agreement between Streamline Health, Inc. f/k/a LanVision, Inc. and Donald E. Vick effective December 3, 1996. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.5 of

Exhibit No.		Description of Exhibit

the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2002, as filed with the commission on April 29, 2002.)

10.5(a)	#	Amendment No. 1 to the Employment Agreement between Streamline Health, Inc. f/k/a LanVision, Inc. and Donald E. Vick effective January 27, 2006 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.4 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the commission on January 31, 2006.)

10.6	#	Employment Agreement among Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., Streamline Health, Inc. f/k/a LanVision, Inc. and Paul W. Bridge, Jr., effective February 1, 2004 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 10-Q for the fiscal quarter ended July 31, 2004, as filed with the commission on September 10, 2004.)

10.6(a)	#	Amendment No. 1 to the Employment Agreement between Streamline Health, Inc. f/k/a LanVision, Inc. and Paul W. Bridge, Jr. effective January 27, 2006 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.3 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the commission on January 31, 2006.)

10.7	#	Employment Agreement among Streamline Health, Inc. f/k/a/ LanVision Systems, Inc., Streamline Health, Inc. f/k/a LanVision, Inc. and J. Brian Patsy effective February 1, 2003 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.7 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2004, as filed with the commission on April 8, 2004.)

10.7(a)	#	Amendment No. 1 dated January 27, 2005 to the Employment Agreement among J. Brian Patsy, Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. and Streamline Health Inc. f/k/a LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the commission on February 1, 2005.)

10.7(b)	#	Amendment No. 2 dated January 27, 2006 to the Employment Agreement among J. Brian Patsy, Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. and Streamline Health, Inc. f/k/a LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the commission on January 31, 2006.)

10.8(a)	#	Employment Agreement among Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., Streamline Health, Inc. f/k/a LanVision, Inc. and

Exhibit No.		Description of Exhibit

William A. Geers effective February 1, 2004 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.2 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the commission on December 9, 2004.)

10.8(b)	#	Amendment No. 1 dated December 8, 2004 to the Employment Agreement among William A. Geers, Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. and Streamline Health, Inc. f/k/a LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.3 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the commission on December 9, 2004.)

10.8(c)	#	Amendment No. 2 dated January 27, 2006 to the Employment Agreement among William A. Geers, Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. and Streamline Health, Inc. f/k/a LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.2 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the commission on January 31, 2006.)

10.9(a)		Lease for office space between Streamline Health, Inc. f/k/a LanVision, Inc. (a wholly owned subsidiary) and The Western and Southern Life Insurance Company dated July 30, 2004 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 10-Q for the fiscal quarter ended July 31, 2004, as filed with the commission on September 10, 2004.)

10.9(b)		Registrant’s Guarantee of Lease Agreement between Streamline Health, Inc. f/k/a LanVision, Inc. and The Western and Southern Life Insurance Company (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 10-Q for the fiscal quarter ended July 31, 2004, as filed with the commission on September 10, 2004.)

10.9(c)		First Amendment to Lease and Acceptance of Delivery to the Lease for office space between Streamline Health, Inc. f/k/a LanVision, Inc. (a wholly owned subsidiary) and The Western and Southern Life Insurance Company, effective January 31, 2005. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 11.11(c) of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2005, as filed with the commission on April 8, 2005.)

10.10(a)**		Reseller Agreement between IDX Information Systems Corporation and Streamline Health, Inc. f/k/a LanVision, Inc. entered into on January 30, 2002. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.11 of the Registrant’s (LanVision Systems, Inc.)

Exhibit No.		Description of Exhibit

Form 10-K for the fiscal year ended January 31, 2002, as filed with the commission on April 29, 2002.)

10.10(b)		First amendment to the Reseller Agreement between IDX Information Systems Corporation and Streamline Health, Inc. f/k/a LanVision, Inc. entered into on January 30, 2002 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s (LanVision Systems, Inc.) Form 10-Q for the quarter ended April 30, 2002, as filed with the commission on June 4, 2002.).

10.11		Form of Indemnification Agreement for all directors and officers. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on June 7, 2006.

10.12	#	Schedule of Directors Compensation (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.14 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2005, as filed with the commission on April 8, 2005.)

11.1		Statement Regarding Computation of Per Share Earnings	***

14.1		Code of Ethics (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 14.1 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2004, as filed with the commission on April 8, 2004.)

21.1		Subsidiaries of the Registrant	***

23.1		Consent of Registered Public Accounting Firm	***

24.1		Power of attorney	***

31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	***

31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	***

32.1		Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	***

32.2		Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	***

**	The Company has applied for Confidential Treatment of portions of this agreement with the Securities and Exchange Commission

***	Included herein

#	Management Contracts and Compensatory Arrangements.