Form 10-Q
period 2007-04-30
STREAMLINE HEALTH SOLUTIONS INC.
filed 2007-06-04
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of June 1, 2007: 9,212,899.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets

	(Unaudited)	(Audited)
	April 30,	January 31,
	2007	2007
Current assets:
Cash	$749,003	$3,316,614
Accounts receivable, net of allowance for doubtful accounts of $200,000, respectively	2,210,871	2,281,313
Contract receivables	1,160,361	1,357,433
Prepaid expenses	657,252	545,430
Deferred tax asset	625,000	625,000

Total current assets	5,402,487	8,125,790

Property and equipment:
Computer equipment	2,265,007	2,132,853
Computer software	928,413	847,328
Office furniture, fixtures and equipment	737,524	733,320
Leasehold improvements	572,048	568,098

	4,502,992	4,281,599
Accumulated depreciation and amortization	(2,877,874)	(2,704,329)

	1,625,118	1,577,270
Contract receivables	554,888	554,888
Capitalized software development costs, net of accumulated amortization of $5,498,234 and $5,116,568, respectively	3,871,693	3,753,361
Other, including deferred taxes of $1,250,000, respectively	1,289,561	1,289,536

	$12,743,747	$15,300,845

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Liabilities and Stockholders’ Equity

	(Unaudited)	(Audited)
	April 30,	January 31,
	2007	2007
Current liabilities:
Accounts payable	$531,274	$619,362
Accrued compensation	354,936	432,142
Accrued other expenses	504,793	541,904
Deferred revenues	2,762,717	3,693,668
Current portion of capitalized leases	92,581	91,002

Total current liabilities	4,246,301	5,378,078

Long-term debt	—	1,000,000
Capitalized leases	32,303	56,049
Non-current lease incentives	203,494	222,484

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share 5,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,212,899 and 9,211,399 shares issued, respectively	92,129	92,114
Capital in excess of par value	35,319,159	35,286,238
Accumulated (deficit)	(27,149,639)	(26,734,118)

Total stockholders’ equity	8,261,649	8,644,234

	$12,743,747	$15,300,845

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended April 30,
(Unaudited)

	Three Months Ended
	2007	2006
Revenues:
Systems sales	$763,124	$1,208,662
Services, maintenance and support	2,129,489	1,828,267
Application-hosting services	886,787	811,494

Total revenues	3,779,400	3,848,423

Operating expenses:
Cost of systems sales	783,307	626,407
Cost of services, maintenance and support	943,588	838,672
Cost of application-hosting services	275,429	280,230
Selling, general and administrative	1,417,334	1,414,878
Product research and development	806,455	759,679

Total operating expenses	4,226,113	3,919,866

Operating (loss)	(446,713)	(71,443)

Other income (expense):
Interest income	14,090	32,991
Interest expense	(10,689)	(41,426)

Net (loss)	$(443,312)	$(79,878)

Basic net (loss) per common share	$(.05)	$(.01)

Diluted net (loss) per common share	$(.05)	$(.01)

Number of shares used in per common share computations:
Basic	9,211,534	9,168,335

Diluted	9,211,534	9,168,335

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended April 30,
(Unaudited)

	2007	2006
Operating activities:
Net (loss)	$(443,312)	$(79,878)
Adjustments to reconcile net (loss) to net cash (used for) operating activities:
Depreciation and amortization	555,212	463,910
Share-based compensation expense	29,998	22,967

Cash (used for) provided by assets and liabilities:
Accounts and contract receivables	267,514	(42,566)
Other current assets	(111,822)	(150,259)
Accounts payable and accrued expenses	(174,615)	(920,796)
Deferred revenues	(930,951)	(117,311)

Net cash (used for) operating activities	(807,976)	(823,933)

Investing activities:
Purchases of property and equipment	(221,393)	(182,175)
Capitalization of software development costs	(499,998)	(399,999)
Other	(19,015)	(20,150)

Net cash (used for) investing activities	(740,406)	(602,324)

Financing activities:
Payment of long-term debt	(1,000,000)	—
Payment of capitalized leases	(22,167)	(20,693)
Exercise of stock options	2,938	17,129

Net cash (used for) financing activities	(1,019,229)	(3,564)

(Decrease) in cash	(2,567,611)	(1,429,821)
Cash at beginning of period	3,316,614	4,634,219

Cash at end of period	$749,003	$3,204,398

Supplemental cash flow disclosures:
Income taxes paid	$7,893	$41,425

Interest paid	$4,705	$38,300

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“Streamline Health® or the Company”) without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent Streamline Health Solutions, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008.
Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the Company’s significant accounting policies is presented beginning on page 40 of its fiscal year 2007 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during fiscal year 2007.
Note 3 — CHANGES IN BALANCE SHEET ACCOUNT BALANCES
The decrease in cash during the quarter results primarily from: the repayment of $1,000,000 in long-term debt, acquisition of property and equipment and capitalized software in the amount of $721,391 and the use of cash in the amount of $807,976 for operations.
Prepaid expenses consist of software and hardware awaiting installation (related to unrecognized revenue) and prepaid expenses, including commissions.
The increase in property and equipment is primarily the result of the acquisition of additional equipment to accommodate additional employees and Application Hosting Services.
The decrease in accounts payable results primarily from the payment during the quarter of invoices received in January and paid after the fiscal year end.

The decrease in accrued compensation results primarily from a lower bonus accrual for the first quarter.
The decrease in deferred revenues reflects the amortization of prepaid maintenance payments received in the fourth quarter of fiscal year 2006.
Note 4 – EQUITY AWARDS
During the first quarter of the current fiscal year, the Company granted no equity awards. During the same period, no options were forfeited and 1,500 options were exercised under all plans during the quarter.
In December 2004, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. The statement establishes new accounting standards for entities which exchange equity instruments (e.g. stock options, restricted stock, stock appreciation rights (“SARs”), employee stock purchase plans, etc.) for goods or services. The Company adopted the standards of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective the first quarter of fiscal year 2006, using the modified-prospective-transition method which requires expensing the fair value of the equity awards beginning in the fiscal period in which the recognition provisions are first applied. Based on the number of stock-based compensation equity awards currently outstanding, the impact on operating expense in fiscal year 2007 is not expected to be material in amount. However, future grants of equity awards could have a material impact on reported expenses depending upon the number, value and vesting period of future awards. The expense relating to the fair value of equity awards included in the first quarter of fiscal year 2006 and 2007 operating expenses amounted to $22,967 and 29,998, respectively.
The assumptions used to calculate the fair value of equity awards granted are evaluated and revised, as necessary, to reflect current market conditions and prior experience.
Note 5 – INCOME TAXES
The Company adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007. FIN 48 requires the Company to evaluate whether the tax positions taken by the Company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of the benefit that the Company recognizes in its financial statements. As a result of the implementation of FIN 48, the changes to the Company’s reserve for uncertain tax positions was accounted for as a $27,791 adjustment to increase the beginning balance of retained earnings on the Company’s balance sheet. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain tax positions have been recorded pursuant to FIN 48.
The Company and its subsidiary are subject to U.S. Federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. Federal tax matters for years through January 31, 2003. All material state and local income tax matters have been concluded for years through January 31, 2002.
Note 6 — EARNINGS PER SHARE
The basic (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.
The 2007 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options and warrants), as the inclusion thereof would be antidilutive. The Company had approximately 460,000 equity award shares and 750,000 warrant shares outstanding at April 30, 2007 that were not included in the diluted net (loss) per share calculation as the inclusion thereof would be antidilutive.
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
Note 7 — CONTRACTUAL OBLIGATIONS
The following table details the remaining obligations, by fiscal year, as of the end of the quarter for the capitalized leases, long-term debt, other commitments and the operating leases. There are no obligations beyond fiscal year 2010.

	Total	2007	2008	2009	2010
Capitalized leases	$131,076	$73,730	$57,346	$—	$—
Operating leases	1,181,818	294,875	364,796	357,052	165,095

Total	$1,312,894	$368,605	$422,142	$357,052	$165,095

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
Debt
In January 2007, Streamline Health prepaid its then existing term debt and entered into a new three year $5,000,000 working capital revolving line of credit facility, with an option for two one-year extensions. The loan is secured by all of the assets of Streamline Health and the loan agreement restricts Streamline Health from incurring additional indebtedness for borrowed money, including capitalized leases, etc. without lender consent. The Company is required to meet certain financial covenants, including minimum level of tangible net worth, minimum working capital, fixed charge ratio coverage and funded indebtedness to earnings before interest, taxes, depreciation and amortization ratio (EBITDA). These requirements may limit the borrowing under this credit agreement. At April 30, 2007, the Company did not meet two financial covenants for borrowing under the facility. The Company did not meet the minimum working capital and tangible net worth covenants. The bank has waived the covenants that the Company was not in compliance with at April 30, 2007 until the end of the fiscal second quarter, or July 31, 2007. Accordingly, the company has the ability to utilize approximately $3,000,000 of the line of credit. Interest on this facility ranges from Prime minus 1% to Prime based on the amount borrowed to EBITDA. The Company pays a commitment fee on the unused portion of the facility of .35%.
In 1998, Streamline Health issued a $6,000,000 note which was repaid in full in July, 2004. In connection with the issuance of the note, Streamline Health issued Warrants to purchase 750,000 shares of Common Stock of Streamline Health at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.
Warranties and Indemnities
Streamline Health provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, Streamline Health’s estimated warranty liability might need to be increased. Streamline Health bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions, which may be required to be granted to a customer, which result from performance issues. Streamline Health’s ASPeN application-hosting services guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. Streamline Health’s standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of Streamline Health’s operation of its business or any negligent act or omission of Streamline Health. To date, Streamline Health has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. At April 30, 2007 and 2006, Streamline Health had a warranty reserve in the amount of $250,000. Each contract is reviewed quarterly with the appropriate Streamline Health Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements, included herein. These risks and uncertainties include, but are not limited to, long sales cycles, the expectations and timing of the execution of new licensing agreements and the related timing of the revenue recognition related thereto, the impact that increased expenditures on infrastructure and products could have on operations which may not result in projected increases in revenues, the timing and implementation of new agreements, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell Streamline Health products, the potential cancellation of existing contracts or clients not completing projects in the current backlog, the ability of Streamline Health to control costs, availability of products obtained from third-party vendors, the healthcare regulatory environment, healthcare information system budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risk factors that might cause such differences including those discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents Streamline Health files from time to time with the Securities and Exchange Commission, including Annual Reports of Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.
Streamline Health’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Streamline Health to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an ongoing basis, Streamline Health evaluates its estimates, including those related to product revenues, bad debts, capitalized software development costs, income taxes, warranty obligations, support contracts, contingencies, and litigation. Streamline Health bases its estimates on historical experience and on various other assumptions that Streamline Health believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and revenue and expense recognition. Actual results may differ from these estimates under different assumptions or conditions.
RESULTS OF OPERATIONS
GENERAL
Streamline Health Solutions, Inc. (“Streamline Health®” or “the Company”) is a healthcare information technology company, which is focused on developing and licensing proprietary software solutions that improve document-centric information flows and complement and enhance existing transaction-centric hospital healthcare information systems. The Company’s workflow and document management solutions bridge the gap between current, predominantly paper-based processes and transaction-based healthcare information systems by 1) electronically capturing document-centric information from disparate sources, 2) electronically directing that information through vital business processes, and 3) providing access to the information to authenticated users (such as physicians, nurses, administrative and financial personnel and payers) across the continuum of care. Streamline Health’s systems are designed for enterprise wide deployment to seamlessly connect disparate departmental systems, or silos of independent technologies which create Friction PointsTM, in a common interoperable document management workflow solution.
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
The decisions by a healthcare provider to replace, substantially modify, or upgrade its information systems are strategic decisions and often involve a large capital commitment requiring an extended approval process. Since inception, Streamline Health has experienced extended sales cycles. It is not uncommon for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter-to-quarter operating results. These agreements cover the licensing, implementation and maintenance of the system, which typically takes place in one or more phases. The licensing agreements generally provide for the licensing of Streamline Health’s proprietary software and third-party software with a perpetual or term license fee on either an unlimited number of users (site license) or a specific number of users (concurrent users license) that is adjusted upward depending on the number of concurrent users using the software. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with Streamline Health’s ASP services solution, the application-hosting services agreements generally provide for utilizing Streamline Health’s software and third-party software on a fee per transaction or recurring subscription basis.
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
Streamline Health’s quarterly operating results have varied in the past and may continue to do so in the future because of various reasons including: demand for Streamline Health’s products and services, long sales cycles, and extended installation and implementation cycles based on customer’s schedules. Sales are often delayed because of customers’ budgets and competing capital expenditure needs as well as customers’ personnel resource constraints.
Delays in anticipated sales or installations may have a significant impact on Streamline Health’s quarterly revenues and operating results, because substantial portions of the operating expenses are fixed and the revenues are more variable.
UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS
The Company’s revenues from systems sales have varied, and may continue to vary,

significantly from quarter-to-quarter because of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter-to-quarter because of the timing of the implementation services, project management and customized programming provided. Revenues from maintenance services do not fluctuate significantly from quarter-to-quarter, but have been increasing, on an annual basis, as the number of customers increase. Revenues from ASP application-hosting services operations are expected to increase over time, as more hospitals outsource services to Streamline Health’s ASP Division, its partners begin to utilize the software, and existing customers increase the volume of documents stored on the systems and the number of retrievals increases.
The Company’s revenues and operating results may also vary significantly from quarter-to-quarter because of a number of other factors, many of which are outside the Company’s control. These factors include the relatively high purchase price of a system, unpredictability in the number and timing of systems sales, length of the sales cycle, delays in the implementation process and changes in the customer’s financial condition or budget and the sales activities of the remarketing partners. As a result, period-to-period comparisons may not be meaningful with respect to the past operations of the Company nor are they necessarily indicative of the future operations of the Company.
REVENUES
Revenues for the first fiscal quarter ended April 30, 2007, were $3,779,400, compared with $3,848,423 reported in the comparable quarter of 2006. The decrease was primarily a result of decreased software licenses resulting from the delay in the signing of contracts that were and still are in negotiations. Traditionally, the first two quarters are the most challenging because of the seasonality of software licensing revenues, which the Company has experienced in the past, with a greater portion of the annual revenues recorded in the later two quarters.
OPERATING EXPENSES
Cost of Systems Sales
The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period-to-period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the first quarter of fiscal 2007 and 2006 were 102% and 52%, respectively. The increased percentage reflects a significant change in the product mix in the first quarter with increased cost of hardware and third party software components sold during the quarter and increased capitalized software amortization during the current period when compared to the comparable prior period.
Cost of Services, Maintenance and Support
The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 44% and 46% for the first quarter of fiscal 2007 and 2006, respectively. The 16% increases in revenues were offset by a 12% increase in expenses which accounted for the increased profit margin.
Cost of Application-hosting services
The cost of application-hosting services operations remained approximately the same for the first quarter of 2007 when compared to the first quarter of 2006, as the cost of providing these services is relatively fixed. As a percentage of application-hosting revenues, the cost of application-hosting was 31% and 34% for the first quarter of fiscal 2007 and 2006, respectively. The decrease in the cost percentage reflects the 9% increase in revenues from new and existing clients combined with a 1.7% decrease in operating costs.
Selling, General and Administrative
Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the first quarter of fiscal 2007, Selling, General and Administrative expenses were slightly more than the comparable prior quarter primarily because of planned increased salary cost related to normal pay raises.
Product Research and Development
Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the first quarter, research and development expenses increased 6% when compared with the comparable prior quarter. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, approximately $500,000 and $400,000 of product research and development costs in the first quarter of fiscal 2007 and 2006, respectively.
Operating (loss)
The operating (loss) for the first quarter of fiscal 2007 was ($446,713) compared with an operating (loss) of ($71,443) in the first quarter of fiscal 2006. The increase in the operating (loss) is the result of the lower systems sales, primarily software licensing revenues and planned increased operating expenses.
Interest income consists primarily of interest on invested cash. The decrease in interest income results from decreased average cash balances.

Interest expense relates primarily to: the long-term debt which was retired during the first quarter of 2007, interest expense on the capitalized leases and the commitment fee on the revolving credit facility.
Net (loss)
The net (loss) for the first quarter of fiscal 2007 was ($443,312) ($.05 per share) compared with a net (loss) of ($79,878) ($.01 per share) in the first quarter of fiscal 2006. The increase in the net (loss) is the result of the decreased systems sales, especially software licensing revenues, increased operating expenses, offset by lower interest income and expense, net as noted above.
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
Since commencing operations in 1989, the Company has incurred operating losses. Although the Company achieved profitability in fiscal years 1992, 1993, and 2000 through 2006, the Company incurred a net (loss) in fiscal years 1994 through 1999. In view of the Company’s prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.
LIQUIDITY AND CAPITAL RESOURCES
During the last five fiscal years, Streamline Health has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, and a $3,500,000 term loan in 2004 and a revolving credit facility entered into in January 2007. Streamline Health’s liquidity is dependent upon numerous factors to include: the timing and amount of revenues and collection of contractual amounts from customers, amounts invested in research and development, capital expenditures, and the level of operating expenses, all of which can vary significantly from quarter-to-quarter.
Streamline Health’s customers typically have been well-established hospitals or medical facilities or major HIS companies that resell Streamline Health’ products which have good credit histories and payments have been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments.
Streamline Health has no significant obligations for capital resources, other than the noncancelable operating leases of approximately $1,181,818 payable over the next four years and capitalized leases of approximately $131,000, payable over the next two years. Capital expenditures for property and equipment in 2007 are not expected to exceed $500,000.
During the three prior fiscal years, Streamline Health has made significant investments for capital expenditures, increased its sales and marketing, product research and development and its support and consulting expenses, and made significant debt reductions. This resulted in significant net cash outlays over the last three fiscal years. Although Streamline Health reduced staffing levels and related expenses during 2003 and 2004, the stringent expense controls and reduced staffing, caused by the necessity to retire the long-term debt, hampered the growth of revenues in fiscal year 2003 and 2004. Accordingly, to continue to achieve increasing revenues and profitability it was necessary for the Company to significantly increase the sales and marketing expenses in fiscal 2005 and 2006. The Company believes that this strategic initiative to expand sales and marketing should produce improved results in 2007 and beyond as the expanded sales and marketing efforts begin to produce results. However, there can be no assurance Streamline Health will be able to do so. At April 30, 2007, Streamline Health had cash of $749,003.
Streamline Health carefully monitors operating expenses. As a result of the current levels of revenues and operating loss, for the foreseeable future, Streamline Health will need to continually assess its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to reduce operating expenses or raise cash through additional borrowings, the sale of assets, or issue additional equity, or a combination thereof. Certain of these actions will require current lender approval. However, there can be no assurance Streamline Health will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse effect on future operating performance.
Streamline Health believes that its present cash position, combined with cash generation currently anticipated from operations and the available credit facility, will be sufficient to meet anticipated cash requirements for the short term. However, continued expansion of the Company in 2007 will require additional resources. The Company may need to incur additional debt, obtain an additional infusion of capital, or a combination of both, depending on the extent of the expansion of the Company and future revenues. However, there can be no assurance Streamline Health will be able to do so.
To date, inflation has not had a material impact on Streamline Health’s revenues or expenses.
SIGNED AGREEMENTS — BACKLOG
Streamline Health, or its remarketing partners, enter into master agreements with customers to specify the scope of the system to be installed and services to be provided, the agreed upon aggregate price and the timetable for implementation. The master agreement typically provides that the Company, or its remarketing partner, will deliver the system in phases pursuant to the customer’s purchase orders, thereby allowing the customer flexibility in the timing of its receipt of systems and to make adjustments that may arise based upon changes in technology or changes in customer needs. The master agreement also allows the customer to request additional components as the installation progresses, which additions are then separately negotiated as to price and terms. Historically, customers have ultimately purchased systems and services in addition to those originally contemplated by the master agreement. Although there can be no assurance that customers will continue in the future to expand their systems and purchase additional licenses and services, Streamline Health believes, based on its past experience, that its customers will expand their existing systems.
At April 30, 2007, Streamline Health has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of $13,909,523 as follows:

Streamline Health Software Licenses	$201,796
Custom Software	297,238
Hardware and Third Party Software	408,233
Professional Services	4,448,609
Application Hosting Services	4,465,106
Recurring Maintenance	4,088,541
The related products and services are expected to be delivered over the next two to three years.
Streamline Health’s master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2006, 2005 and 2004 were approximately $5,617,000, $5,104,000 and $5,220,000, respectively. Maintenance and support revenues are expected to increase in 2007.
The commencement of revenue recognition varies depending on the size and complexity of the system; the implementation schedule requested by the customer and usage by customers of the application-hosting services. Therefore, Streamline Health is unable to predict accurately the revenue it expects to achieve in any particular period. Streamline Health’s master agreements generally provide that the customer may terminate its agreement upon a material breach by Streamline Health, or may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of a master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of Streamline Health to procure additional agreements, could have a material adverse effect on Streamline Health’s business, financial condition, and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the annual report on Form 10-K for the fiscal year ending January 31, 2007. The Company exposures to market risk have not changed materially since January 31, 2007.

Item 4. Controls and Procedures
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
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Streamline Health’s senior management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Streamline Health’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, Streamline Health’s management, including the Chief Executive and Chief Financial Officer, concluded that there is reasonable assurance that Streamline Health’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no material changes in Streamline Health’s internal control or in the other controls during the quarter ended April 30, 2007 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Streamline Health is, from time-to-time, a party to various legal proceedings and claims, which arise, in the ordinary course of business. Streamline Health is not aware of any legal matters that will have a material adverse effect on Streamline Health’s consolidated results of operations or consolidated financial position.
Item 1A Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A, Risk Factors” in the annual report on Form 10-K for the fiscal year ending January 31, 2007. The risk factors have not materially changed since January 31, 2007. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. In addition, risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company, its financial condition and/or operating results.

Item 3. DEFAULTS UPON SENIOR SECURITIES
The Company is not in default under its existing Loan Agreement.
Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 23, 2007, Streamline Health Solutions, Inc. convened its Annual Meeting of Stockholders. The stockholders considered the one proposal set forth in Streamline Health’s proxy statement relating to the election of the Company’s five incumbent directors. The directors were elected as proposed at the May 23, 2007 Annual Meeting.

	Votes For	Votes Withheld
Jonathan R. Phillips	8,782,164	240,781
Richard C. Levy, M.D.	8,782,464	240,481
Andrew L. Turner	7,079,659	1,943,286
Edward J. VonderBrink	8,699,177	323,768
J. Brian Patsy	6,711,376	2,311,569
Item 5 OTHER MATTERS
Article VIII of the Company Bylaws were amended to allow for direction registration and potential issuance of shares without being certificated.

Item 6. EXHIBITS
(a) Exhibits

3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. (*)

3.2	Bylaws of Streamline Health Solutions, Inc.

11	Computation of Earnings (Loss) Per Common Share

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as Amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(*)	Incorporated herein by reference from, the Registrant’s SEC filings.
     (See INDEX TO EXHIBITS)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: June 4, 2007	By:	/s/ William A. Geers
William A. Geers
Chief Operating Officer

DATE: June 4, 2007	By:	/s/ Paul W. Bridge, Jr.
Paul W. Bridge, Jr.
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Exhibit

3.1(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. Previously filed with the Commission and incorporated herein by reference from, the Registrant’s (LanVision System, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

3.1(b)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., amendment No. 1 Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on September 8, 2006.

3.2	Bylaws of Streamline Health Solutions, Inc.

4	Revolving Note, and associated documents, dated January 20, 2007, between Streamline Health, Inc. (a wholly owned subsidiary of the Registrant) and the Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s Form 8-K, as filed with the commission on January 25, 2007.)

11	Computation of Earnings (Loss) Per Common Share

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as Amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002