Form 10-Q
period 2007-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2007-09-12
CIK 1008586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of September 12, 2007: 9,245,320.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets

	(Unaudited)	(Audited)
	July 31,	January 31,
	2007	2007
Current assets:
Cash	$509,118	$3,316,614
Accounts receivable, net of allowance for doubtful accounts of $200,000, respectively	1,409,914	2,281,313
Contract receivables	1,160,377	1,357,433
Prepaid expenses	874,969	545,430
Deferred tax asset	625,000	625,000

Total current assets	4,579,378	8,125,790

Property and equipment:
Computer equipment	2,087,047	2,132,853
Computer software	993,856	847,328
Office furniture, fixtures and equipment	739,393	733,320
Leasehold improvements	577,737	568,098

	4,398,033	4,281,599
Accumulated depreciation and amortization	(2,937,798)	(2,704,329)

	1,460,235	1,577,270
Contract receivables	554,888	554,888
Capitalized software development costs, net of accumulated amortization of $5,879,901 and $5,116,568, respectively	3,990,024	3,753,361
Other, including deferred taxes of $1,250,000, respectively	1,333,180	1,289,536

	$11,917,705	$15,300,845

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Liabilities and Stockholders’ Equity

	(Unaudited)	(Audited)
	July 31,	January 31,
	2007	2007
Current liabilities:
Accounts payable	$751,910	$619,362
Accrued compensation	460,636	432,142
Accrued other expenses	464,304	541,904
Deferred revenues	2,756,540	3,693,668
Current portion of capitalized leases	—	91,002
Total current liabilities	4,433,390	5,378,078

Long-term debt	—	1,000,000
Capitalized leases	—	56,049
Non-current lease incentives	184,504	222,484

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share 5,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,245,320 and 9,211,399 shares issued, respectively	92,453	92,114
Capital in excess of par value	35,428,301	35,286,238
Accumulated (deficit)	(28,220,943)	(26,734,118)

Total stockholders’ equity	7,299,811	8,644,234

	$11,917,705	$15,300,845

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended July 31,
(Unaudited)

	Three Months		Six Months
	2007	2006	2007	2006
Revenues:
Systems sales	$101,215	$1,706,646	$864,339	$2,915,308
Services, maintenance and support	2,195,530	2,070,082	4,325,019	3,898,349
Application-hosting services	906,470	805,978	1,793,257	1,617,472

Total revenues	3,203,215	4,582,706	6,982,615	8,431,129

Operating expenses:
Cost of systems sales	580,315	929,511	1,363,622	1,555,918
Cost of services, maintenance and support	1,043,600	853,663	1,987,188	1,692,335
Cost of application-hosting services	279,730	297,146	555,159	577,376
Selling, general and administrative	1,404,337	1,502,742	2,821,671	2,917,620
Product research and development	949,446	758,687	1,755,901	1,518,366

Total operating expenses	4,257,428	4,341,749	8,483,541	8,261,615

Operating income (loss)	(1,054,213)	240,957	(1,500,926)	169,514

Other income (expense):
Interest income	3,142	19,509	17,232	52,500
Interest expense	(8,687)	(41,739)	(19,376)	(83,165)
Loss on disposal of property and equipment	(11,546)	—	(11,546)	—

Earnings (loss) before taxes	(1,071,304)	218,727	(1,514,616)	138,849
Income taxes	—	(4,000)	—	(4,000)

Net earnings (loss)	$(1,071,304)	$214,727	$(1,514,616)	$134,849

Basic net earnings (loss) per common share	$(0.12)	$0.02	$(0.16)	$0.01

Diluted net earnings (loss) per common share	$(0.12)	$0.02	$(0.16)	$0.01

Number of shares used in per common share computations:
Basic	9,225,212	9,189,642	9,218,482	9,179,165

Diluted	9,225,212	9,684,189	9,218,482	9,755,786

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 31,
(Unaudited)

	2007	2006
Operating activities:
Net (loss) earnings	$(1,514,616)	$134,849
Adjustments to reconcile net (loss) earnings to net cash (used for) operating activities:
Depreciation and amortization	1,113,719	933,171
Share-based compensation expense	55,571	53,029
Loss on disposal of property and equipment	11,546	—

Cash (used for) provided by assets and liabilities:
Accounts and contract receivables	1,068,455	(1,756,706)
Other current assets	(329,539)	(209,962)
Accounts payable and accrued expenses	111,233	(904,824)
Deferred revenues	(937,128)	1,147,357

Net cash (used for) operating activities	(420,759)	(603,086)

Investing activities:
Purchases of property and equipment	(383,672)	(256,672)
Proceeds from disposal of property and equipment	138,775	—
Long-term lease incentive	(37,980)	(32,948)
Capitalization of software development costs	(999,996)	(799,998)
Other	(43,644)	(24,092)

Net cash (used for) investing activities	(1,326,517)	(1,113,710)

Financing activities:
Payment of long-term debt	(1,000,000)	(1,000,000)
Payment of capitalized leases	(147,051)	(41,745)
Exercise of stock options and employee stock purchase plan	86,831	85,318

Net cash (used for) financing activities	(1,060,220)	(956,427)

(Decrease) in cash	(2,807,496)	(2,673,223)
Cash at beginning of period	3,316,614	4,634,219

Cash at end of period	$509,118	$1,960,996

Supplemental cash flow disclosures:
Interest paid	$20,987	$83,165

Income taxes paid	$6,775	$38,300

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“Streamline Health® or the Company”) without audit, in accordance with U.S. generally accepted accounting principles for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent Streamline Health Solutions, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three and six months ended July 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008.
Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the Company’s significant accounting policies is presented beginning on page 40 of its fiscal year ending January 31, 2007 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during the current year.
Note 3 — CHANGES IN BALANCE SHEET ACCOUNT BALANCES
The decrease in cash during the first six months results primarily from: the repayment of $1,000,000 in long-term debt, acquisition of property and equipment in the amount of $383,672, capitalized software in the amount of $999,996 and the use of cash in the amount of $420,759 for operations.
The decrease in accounts receivable results from collection of outstanding balances and lower revenues during the first six months.
Prepaid expenses consist of software and hardware awaiting installation (related to unrecognized revenue) and prepaid expenses, including commissions. The increase results from prepaid bonuses and commissions related to deferred revenues.
The increase in accounts payable results primarily from the timing of payments during the second quarter.

The decrease in deferred revenues reflects the amortization of prepaid maintenance payments received in prior periods.
Note 4 — EQUITY AWARDS
During the first six months of the current fiscal year, the Company granted 30,000 options at $4.35 per share. During the same period, 20,000 options were forfeited and 16,500 options were exercised under all plans during the first six months. The expense relating to the fair value of equity awards included in the first six of fiscal year 2006 and 2007 operating expenses amounted to $53,029 and $55,571, respectively.
The assumptions used to calculate the fair value of equity awards granted are evaluated and revised, as necessary, to reflect current market conditions and prior experience.
Note 5 — INCOME TAXES
The Company adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007. FIN 48 requires the Company to evaluate whether the tax positions taken by the Company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of the benefit that that the Company recognizes in its financial statements. As a result of the implementation of FIN 48, the changes to the Company’s reserve for uncertain tax positions was accounted for as a $27,791 adjustment to increase the beginning balance of retained earnings on the Company’s balance sheet. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate adjustments that will result in a material change to its financial position during the next twelve months. Therefore, no reserves for uncertain tax positions have been recorded pursuant to FIN 48 as of January 31, 2007 and July 31, 2007.
The Company and its subsidiary are subject to U.S. Federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. Federal tax matters for years through January 31, 2003. All material state and local income tax matters have been concluded for years through January 31, 2002.
The Company has a net operating tax loss carry forward in excess of $29,000,000.
Note 6 — EARNINGS PER SHARE
The basic (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.
The 2007 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options and warrants), as the inclusion thereof would be antidilutive. The Company had approximately 455,000 equity award shares and 750,000 warrant shares outstanding at July 31, 2007 that were not included in the diluted net (loss) per share calculation as the inclusion thereof would be antidilutive.
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
Note 7 — EMPLOYEE STOCK PURCHASE PLAN.
During the second quarter of 2007 the Company issued 17,421 shares of Common stock at $3.56 per share in accordance with the Employee Stock Purchase Plan.
Note 8 — DEBT
In January 2007, Streamline Health prepaid its then existing term debt and entered into a new three year $5,000,000 working capital revolving line of credit facility, with an option for two one-year extensions. The loan is secured by all of the assets of Streamline Health and the loan agreement restricts Streamline Health from incurring additional indebtedness for borrowed money, including capitalized leases, etc. without lender consent. The Company is required to meet certain financial covenants, including minimum level of tangible net worth, minimum working capital, fixed charge ratio coverage and funded indebtedness to earnings before interest, taxes, depreciation and amortization ratio (EBITDA). These requirements may limit the borrowing under this credit agreement. At July 31, 2007, the Company did not meet three financial covenants for borrowing under the facility: minimum working capital; fixed charge coverage ratio and tangible net worth covenants. The bank has waived the covenants that the Company was not in compliance with at July 31, 2007 on the condition that the Company and the Lender agree to the terms of a restructuring of the Company’s Note and Guarantee Agreement, on terms satisfactory to the Lender by October 10, 2007. Accordingly, the Company currently has the ability to utilize approximately $1,000,000 of the line of credit. If the Company and the lender are unable to agree to revised terms by October 10, 2007, the Company would not be able to borrow under then facility, if needed, after October 10, 2007. Interest on this facility ranges from Prime minus 1% to Prime based on the amount borrowed to EBITDA. The Company pays a commitment fee on the unused portion of the facility of .35%. There were no amounts borrowed on the line of credit during the first two quarters of the current fiscal year and no amounts were outstanding at January 31, 2007 or July 31, 2007.
In 1998, Streamline Health issued a $6,000,000 note which was repaid in full in July, 2004. In connection with the issuance of the note, Streamline Health issued Warrants to purchase 750,000 shares of Common Stock of Streamline Health at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.

Note 9 — WARRANTIES AND INDENMNITIES
Streamline Health provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, Streamline Health’s estimated warranty liability might need to be increased. Streamline Health bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions, which may be required to be granted to a customer, which result from performance issues. Streamline Health’s ASPeN application-hosting services guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. Streamline Health’s standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of Streamline Health’s operation of its business or any negligent act or omission of Streamline Health. To date, Streamline Health has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. At July 31, 2007 and 2006, Streamline Health had a warranty reserve in the amount of $250,000. Each contract is reviewed quarterly with the appropriate Streamline Health Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.
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
UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS
The Company’s revenues from systems sales have varied, and may continue to vary, significantly from quarter-to-quarter because of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter-to-quarter because of the timing of the implementation services, project management and customized programming provided. Revenues from maintenance services do not fluctuate significantly from quarter-to-quarter, but have been increasing, on an annual basis, as the number of customers increase. Revenues from ASP application-hosting services operations are expected to increase over time as more hospitals outsource services to Streamline Health’s ASP Division, its partners begin to utilize the software, and existing customers increase the volume of documents stored on the systems and the number of retrievals increases. The loss of any current client would make it difficult to realize such increases.
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

REVENUES
Revenues for the second fiscal quarter ended July 31, 2007, were $3,203,215, compared with $4,582,706 reported in the comparable quarter of 2006. Revenues for the six months ended July 31, 2007, were $6,982,615, compared with $8,431,129 reported in the comparable prior period in 2006. The year-to-date decrease was primarily a result of decreased system sales including software licenses and hardware resulting from the delay in the signing of contracts in negotiations and the inability to recognize revenue on a significant new contract until such time as the site specific integration of our standard software required by the customer can be completed, which was offset to some extent by increased maintenance and support revenues. Traditionally, the first two quarters are the most challenging because of the seasonality of software licensing revenues, which the Company has experienced in the past, with a greater portion of the annual revenues recorded in the later two quarters.
OPERATING EXPENSES
Cost of Systems Sales
The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period-to-period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the second quarter of fiscal 2007 and 2006 were (573%) and 54%, respectively. The cost of systems sales as a percentage of systems sales for the first six months of fiscal 2007 and 2006 were (158%) and 53%, respectively. The increased percentages reflects a significant decline in software licensing and hardware and third party software component revenues during the current quarter and year-to-date and increased capitalized software amortization during the current period when compared to the comparable prior periods.
Cost of Services, Maintenance and Support
The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 48% and 41% for the second quarter of fiscal 2007 and 2006, respectively. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 46% and 43% for first six months of fiscal 2007 and 2006, respectively. The increased costs reflect an increase in providing the support services.
Cost of Application-hosting services
The cost of application-hosting services operations remained approximately the same for the second quarter and first six months of 2007 when compared to the second quarter and first six months of 2006, as the cost of providing these services is relatively fixed. As a percentage of application-hosting revenues, the cost of application-hosting was 31% and 37% for the second quarter of fiscal 2007 and 2006 and 31% and 36% for the first six months of fiscal 2007 and

2006, respectively. The decrease in the cost percentage reflects the 11% increase in revenues from new and existing clients combined with a 3.8% decrease in operating costs.
Selling, General and Administrative
Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the second quarter and first six months of fiscal 2007, Selling, General and Administrative expenses were slightly less than the comparable prior periods.
Product Research and Development
Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the first two quarters, research and development expenses decreased 16% when compared with the comparable prior period primarily as a result of increased capitalized software. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, approximately $500,000 and $400,000 of product research and development costs in the second quarter and $1,000,000 and $800,000 in the first six months of fiscal 2007 and 2006, respectively.
Operating profit (loss)
The operating loss for the second quarter of fiscal 2007 was ($1,054,213) compared with an operating profit of $240,957 in the second quarter of fiscal 2006. The decrease in the operating profit is the result of the lower systems sales, primarily software licensing revenues and planned increased operating expenses.
The operating loss for the first six months of fiscal 2007 was ($1,500,926) compared with an operating profit of $169,514 in the first six months of fiscal 2006. The decrease in the operating profit is the result of the lower systems sales, primarily software licensing revenues and planned increased operating expenses.
Interest income consists primarily of interest on invested cash. The decrease in interest income results from decreased average cash balances.
Interest expense relates primarily to: the long-term debt which was retired during the first quarter of 2007, interest expense on the capitalized leases and the commitment fee on the revolving credit facility.
Net Earnings (loss)
The net loss for the Second quarter of fiscal 2007 was ($1,071,304) ($.12 per share) compared with a net earnings of $214,727 ($.02 per share) in the second quarter of fiscal 2006. The decrease in the net earnings is the result of the decreased systems sales, especially software licensing revenues, increased operating expenses, offset by lower interest income and expense, net as noted above.
The net loss for the first six months of fiscal 2007 was ($1,514,616) ($.16 per share) compared with a net earnings of $134,849 or $.01 per share) in the first six months of fiscal 2006. The decrease in the net earnings is the result of the decreased systems sales, especially software licensing revenues, increased operating expenses, lower interest income and offset to some extent by lower interest expense, net as noted above.
Management continues to believe that the healthcare document imaging and workflow market is going to be a significant market. Management believes it has made significant investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth.
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
LIQUIDITY AND CAPITAL RESOURCES
During the last five fiscal years, Streamline Health has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, a $3,500,000 term loan in 2004 and a revolving credit facility entered into in January 2007. Streamline Health’s liquidity is dependent upon numerous factors to include: the timing and amount of revenues and collection of contractual amounts from customers, amounts invested in research and development, capital expenditures, and the level of operating expenses, all of which can vary significantly from quarter-to-quarter.
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
Streamline Health has no significant obligations for capital resources, other than the noncancelable operating leases of approximately $1,061,000 payable over the next four years. Capital expenditures for property and equipment in 2007 are not expected to exceed $500,000.

During the three prior fiscal years, Streamline Health has made significant investments for capital expenditures, increased its sales and marketing, product research and development and its support and consulting expenses, and made significant debt reductions. This resulted in significant net cash outlays over the last three fiscal years. Although Streamline Health reduced staffing levels and related expenses during 2003 and 2004, the stringent expense controls and reduced staffing, caused by the necessity to retire the long-term debt, hampered the growth of revenues in fiscal year 2003 and 2004. Accordingly, to continue to achieve increasing revenues and profitability it was necessary for the Company to significantly increase the sales and marketing expenses in fiscal 2005, 2006 and 2007. The Company believes that this strategic initiative to expand sales and marketing should produce improved results later in 2007 and beyond as the expanded sales and marketing efforts begin to produce results. However, there can be no assurance Streamline Health will be able to do so. At July 31, 2007, Streamline Health had cash on hand of $509,118.
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
At July 31, 2007, Streamline Health has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of $15,805,426 as follows:

Streamline Health Software Licenses	$1,360,196
Custom Software	317,238
Hardware and Third Party Software	980,058
Professional Services	4,903,871
Application Hosting Services	4,002,995
Recurring Maintenance	4,241,068
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
Streamline Health’s largest application hosting client has informed us that it is in the process of internally developing its own software application using a third party tool kit, which software the client intends to use in place of our ASP services. We believe that the client’s ability to develop substitute software that would have the same robust functionality as Streamline Health’s current ASP offering will be a major software development undertaking. Therefore, we are unable to determine if or when this client will discontinue the use of our ASP services. Our current agreement with this client is scheduled to expire on March 31, 2008, and we have mutually agreed to extend that agreement on a month to month basis for up to an additional year ending March 31, 2009.
The potential lost revenues from this client, approximately $1.7 million annually, a termination or installation delay of one or more phases of any other significant contract, and/or Streamline Health’s failure to procure additional ASP revenues or Software licensing revenues, could have a material adverse financial impact on Streamline Health’s business, financial condition, and results of operations. We believe that Streamline Health will be able to mitigate these potential risks by obtaining additional ASP clients and/or Software license revenues in the future.
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
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Streamline Health’s senior management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Streamline Health’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, Streamline Health’s management, including the Chief Executive and Chief Financial Officer, concluded that there is reasonable assurance that Streamline Health’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no material changes in Streamline Health’s internal control or in the other controls during the six months ended July 31, 2007 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
The Company is not in default under its existing Loan Agreement.
Item 6. EXHIBITS
(a) Exhibits
3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. (*)

3.2	Bylaws of Streamline Health Solutions, Inc. (*)

4	Revolving Note (*)

11	Computation of Earnings (Loss) Per Common Share

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as Amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(*)	Incorporated herein by reference from, the Registrant’s SEC filings.

(See INDEX TO EXHIBITS)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: September 5, 2007	By:	/s/ William A. Geers
William A. Geers
Chief Operating Officer

DATE: September 5, 2007	By:	/s/ Paul W. Bridge, Jr.
Paul W. Bridge, Jr.
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Exhibit
3.1(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. Previously filed with the Commission and incorporated herein by reference from, the Registrant’s (LanVision System, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

3.1(b)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., amendment No. 1 Previously filed with the Commission and incorporated herein by reference from Exhibit 3.1(b) of the Registrant’s Form 10-Q, as filed with the Commission on September 8, 2006.

3.2	Bylaws of Streamline Health Solutions, Inc. Previously filed with the Commission and incorporated herein by reference from Exhibit 3.2 of the Registrant’s Form 10-Q, as filed with the Commission on June 5, 2007.

4	Revolving Note, and associated documents, dated January 20, 2007, between Streamline Health, Inc. (a wholly owned subsidiary of the Registrant) and the Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s Form 8-K, as filed with the commission on January 25, 2007.)

11	Computation of Earnings (Loss) Per Common Share

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as Amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002