Form 10-Q
period 2007-10-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2007-12-07
CIK 1008586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of December 6, 2007: 9,245,320.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	October 31,	January 31,
	2007	2007
Assets
Current assets:
Cash	$628,665	$3,316,614
Accounts receivable, net of allowance for doubtful accounts of $100,000 and $200,000, respectively	1,659,878	2,281,313
Contract receivables	1,285,995	1,357,433
Prepaid expenses	965,688	545,430
Deferred tax asset	625,000	625,000

Total current assets	5,165,226	8,125,790

Property and equipment:
Computer equipment	2,228,439	2,132,853
Computer software	998,049	847,328
Office furniture, fixtures and equipment	806,341	733,320
Leasehold improvements	577,737	568,098

	4,610,566	4,281,599
Accumulated depreciation and amortization	(3,090,858)	(2,704,329)

	1,519,708	1,577,270
Contract receivables	181,381	554,888
Capitalized software development costs, net of accumulated amortization of $6,261,568 and $5,116,568, respectively	4,376,355	3,753,361
Other, including deferred taxes of $1,250,000, respectively	1,281,700	1,289,536

	$12,524,370	$15,300,845

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	October 31,	January 31,
	2007	2007

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$730,725	$619,362
Accrued compensation	354,126	432,142
Accrued other expenses	459,361	541,904
Deferred revenues	3,483,620	3,693,668
Current portion of capitalized leases	—	91,002

Total current liabilities	5,027,832	5,378,078

Long-term debt	—	1,000,000
Capitalized leases	—	56,049
Non-current lease incentives	165,515	222,484

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share 5,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,245,320 and 9,211,399 shares issued, respectively	92,453	92,114
Capital in excess of par value	35,456,283	35,286,238
Accumulated (deficit)	(28,217,713)	(26,734,118)

Total stockholders’ equity	7,331,023	8,644,234

	$12,524,370	$15,300,845

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine Months Ended October 31,
(Unaudited)

	Three Months		Nine Months
	2007	2006	2007	2006
Revenues:
Systems sales	$40,753	$561,213	$905,092	$3,476,521
Services, maintenance and support	3,031,478	2,212,044	7,356,497	6,110,393
Application-hosting services	871,843	818,856	2,665,100	2,436,328

Total revenues	3,944,074	3,592,113	10,926,689	12,023,242

Operating expenses:
Cost of systems sales	443,167	493,343	1,806,789	2,049,261
Cost of services, maintenance and support	1,101,417	956,938	3,088,605	2,649,273
Cost of application-hosting services	263,216	278,271	818,375	855,647
Selling, general and administrative	1,509,344	1,452,044	4,331,015	4,369,664
Product research and development	610,554	708,399	2,366,455	2,226,765

Total operating expenses	3,927,698	3,888,995	12,411,239	12,150,610

Operating income (loss)	16,376	(296,882)	(1,484,550)	(127,368)

Other income (expense):
Interest income	327	11,774	17,559	64,274
Interest expense	(4,472)	(24,242)	(23,848)	(107,407)
Loss on disposal of equipment	—	—	(11,546)	—

Earnings (loss) before taxes	12,231	(309,350)	(1,502,385)	(170,501)
Income taxes	(9,000)	(25,000)	(9,000)	(29,000)

Net earnings (loss)	$3,231	$(334,350)	$(1,511,385)	$(199,501)

Basic net earnings (loss) per common share	$0.00	$(0.04)	$(0.16)	$(0.02)

Diluted net earnings (loss) per common share	$0.00	$(0.04)	$(0.16)	$(0.02)

Number of shares used in per common share computations:
Basic	9,245,320	9,211,399	9,227,526	9,190,028

Diluted	9,361,189	9,211,399	9,227,526	9,190,028

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended October 31,
(Unaudited)

	2007	2006
Operating activities:
Net (loss)	$(1,511,385)	$(199,501)
Adjustments to reconcile net (loss) earnings to net cash (used for) operating activities:
Depreciation and amortization	1,648,445	1,386,646
Share-based compensation expense	83,553	80,903
Loss on disposal of equipment	11,546	—

Cash (used for) provided by assets and liabilities:
Accounts and contract receivables	1,066,380	138,573
Other current assets	(420,258)	(233,042)
Accounts payable and accrued expenses	(21,404)	(1,511,668)
Deferred revenues	(210,048)	122,555

Net cash provided by (used for) operating activities	646,829	(215,534)

Investing activities:
Purchases of property and equipment	(596,205)	(393,897)
Proceeds from disposal of property and equipment	138,775	—
Capitalization of software development costs	(1,767,994)	(1,355,664)
Other	(49,134)	(51,055)

Net cash (used for) investing activities	(2,274,558)	(1,800,616)

Financing activities:
Payment of long-term debt	(1,000,000)	(1,000,000)
Payment of capitalized leases	(147,051)	(63,162)
Exercise of stock options and employee stock purchase plan	86,831	85,318

Net cash (used for) financing activities	(1,060,220)	(977,844)

(Decrease) in cash	(2,687,949)	(2,993,994)
Cash at beginning of period	3,316,614	4,634,219

Cash at end of period	$628,665	$1,640,225

Supplemental cash flow disclosures:
Interest paid	$25,459	$107,408

Income taxes paid	$9,202	$66,537

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“Streamline Health® or the Company”) without audit, in accordance with U.S. generally accepted accounting principles for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent Streamline Health Solutions, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three and nine months ended October 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008.
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
Note 3 — CHANGES IN BALANCE SHEET ACCOUNT BALANCES
The decrease in cash during the first nine months results primarily from: the repayment of $1,000,000 in long-term debt, acquisition of equipment in the amount of $596,205, and capitalized software in the amount of $1,767,994.
The decrease in accounts receivable results from collection of outstanding balances and lower revenues during the first nine months.
Prepaid expenses consist of software and hardware awaiting installation (related to unrecognized revenue) and prepaid expenses, including commissions. The increase results from prepaid bonuses and commissions related to deferred revenues and costs related to a major installation which will be expensed when the installation revenue is recognized in 2008.

The increase in accounts payable results primarily from the timing of payments during the quarter.
The decrease in deferred revenues reflects the amortization of prepaid maintenance payments received in prior periods.
Note 4 — EQUITY AWARDS
During the first nine months of the current fiscal year, the Company granted 30,000 options at $4.35 per share. During the same period, 28,500 options were forfeited and 16,500 options were exercised under all plans during the first nine months. The expense relating to the fair value of equity awards included in the first nine months of fiscal year 2006 and 2007 operating expenses amounted to $83,553 and $80,903, respectively.
The assumptions used to calculate the fair value of equity awards granted are evaluated and revised, as necessary, to reflect current market conditions and prior experience.
Note 5 — INCOME TAXES
The Company adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007. FIN 48 requires the Company to evaluate whether the tax positions taken by the Company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of the benefit that the Company recognizes in its financial statements. As a result of the implementation of FIN 48, the changes to the Company’s reserve for uncertain tax positions was accounted for as a $27,791 adjustment to increase the beginning balance of retained earnings on the Company’s balance sheet. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate adjustments that will result in a material change to its financial position during the next twelve months. Therefore, no reserves for uncertain tax positions have been recorded pursuant to FIN 48 as of January 31, 2007 and October 31, 2007.
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

The 2007 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options and warrants), as the inclusion thereof would be antidilutive. The Company had approximately 439,834 equity award shares and 750,000 warrant shares outstanding at October 31, 2007 that were not included in the diluted net (loss) per share calculation as the inclusion thereof would be antidilutive.
The 2006 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options, stock appreciation rights (SAR) and warrants), as the inclusion thereof would be antidilutive. The Company had 451,500 option shares, 25,000 SAR’s and 750,000 warrants outstanding at October 31, 2006 that were not included in the diluted net (loss) per share calculations as the inclusion thereof would be antidilutive.
Note 7 — EMPLOYEE STOCK PURCHASE PLAN.
During the second quarter of 2007 the Company issued 17,421 shares of Common stock at $3.56 per share in accordance with the Employee Stock Purchase Plan.
Note 8 — DEBT
In January 2007, Streamline Health prepaid its then existing term debt and entered into a new three year $5,000,000 working capital revolving line of credit facility, with an option for two one-year extensions. The loan is secured by all of the assets of Streamline Health and the loan agreement restricts Streamline Health from incurring additional indebtedness for borrowed money, including capitalized leases, etc. without lender consent. The Company is required to meet certain financial covenants, including minimum level of tangible net worth, minimum working capital, fixed charge ratio coverage and funded indebtedness to earnings before interest, taxes, depreciation and amortization ratio (EBITDA). These requirements may limit the borrowing under this credit agreement. At October 31, 2007, the Company did not meet three financial covenants for borrowing under the facility: minimum working capital; fixed charge coverage ratio and tangible net worth covenants. The bank has waived the covenants that the Company was not in compliance with at October 31, 2007 on the condition that the Company and the Lender agree to the terms of a restructuring of the Company’s Note and Guarantee Agreement, on terms satisfactory to the Lender by December 10, 2007. The Bank and the Company have tentatively agreed to the revised terms and conditions and are in the process of drafting a revision to the original agreement. Under the anticipated revised terms, the bank would advance, through April 30, 2008 up to $500,000, determined as the lesser of two times trailing twelve months Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) or 80% of Eligible Receivables, which will be defined in the agreement. The interest rate will range from Prime to Prime plus 3 percent, based on the trailing 12 months EBITDA. Based on the current trailing twelve months EBITDA, a current borrowing rate would be Prime plus 1 percent.

If the Company and the lender are unable to reach final agreement to the revised terms by December 10, 2007, the Company would not be able to borrow under the facility, if needed, after December 10, 2007. There were no amounts borrowed on the line of credit during the first three quarters of the current fiscal year and no amounts were outstanding at January 31, 2007 or October 31, 2007. The company does not believe that it will be necessary to borrow under the line through April 30, 2008 as the current cash flow projections appear adequate to meet the cash needs through that date.
In 1998, Streamline Health issued a $6,000,000 note which was repaid in full in July, 2004. In connection with the issuance of the note, Streamline Health issued Warrants to purchase 750,000 shares of Common Stock of Streamline Health at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.
Note 9 — WARRANTIES AND INDENMNITIES
Streamline Health provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, Streamline Health’s estimated warranty liability might need to be increased. Streamline Health bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions, which may be required to be granted to a customer, which result from performance issues. Streamline Health’s ASPeN application-hosting services guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. Streamline Health’s standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of Streamline Health’s operation of its business or any negligent act or omission of Streamline Health. To date, Streamline Health has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. At October 31, 2007, Streamline Health had a warranty reserve in the amount of approximately $196,000. Each contract is reviewed quarterly with the appropriate Streamline Health Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.
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
The Company’s software solutions can be provided on a subscription basis via remote application-hosting services or licensed and installed locally. Streamline Health provides ASPeNSM, Application Service Provider-based remote hosting services to, The University Hospital, a member of the Health Alliance of Greater Cincinnati, Pattie A. Clay Medical Center, and Children’s Medical Center of Columbus, OH, among others. In addition, Streamline Health has licensed its workflow and document management solutions, which are installed at leading healthcare providers including Stanford Hospital and Clinics, the Albert Einstein Healthcare Network, Beth Israel Medical Centers, Parkview Health, Medical University Hospital Authority of South Carolina, and Memorial Sloan-Kettering Cancer Center, among others.
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
The Company offers its own document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, Streamline Health’s applications fulfill the administrative and regulatory needs of the Health Information Management, Patient Financial Services and other hospital departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System. For example, Streamline Health has integrated its products with selected systems from Siemens Medical Solutions USA Inc. (Siemens), Cerner Corporation, GE Healthcare (see below) applications, thus enabling customers to use our solutions without the expense of replacing entire software systems to gain the software functionality. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Electronic Medical Record. Streamline Health’s systems deliver on-line enterprise wide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.
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
REVENUES
Revenues for the third fiscal quarter ended October 31, 2007, were $3,994,074, compared with $3,592,113 reported in the comparable quarter of 2006. Revenues for the nine months ended October 31, 2007, were $10,926,689, compared with $12,023,242 reported in the comparable prior period in 2006. The year-to-date decrease was primarily a result of decreased system sales including software licenses and hardware resulting from the delay in the signing of contracts in negotiations and the inability to recognize revenue in the second quarter on a significant new contract until such time as the site specific integration of our standard software required by the customer can be completed, which was offset to some extent by increased services, maintenance and support and application hosting revenues.
OPERATING EXPENSES
Cost of Systems Sales

The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales varies from period-to-period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the first nine months of fiscal 2007 and 2006 were 200% and 59%, respectively. The increased percentages reflects a significant decline in software licensing and hardware and third party software component revenues during the current quarter and year-to-date and increased capitalized software amortization during the current periods when compared to the comparable prior periods.
Cost of Services, Maintenance and Support
The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 36% and 43% for the third quarter of fiscal 2007 and 2006, respectively. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 42% and 43% for first nine months of fiscal 2007 and 2006, respectively. The decreased costs percentage reflects a significant increase in professional services revenues during the third quarter as we accelerated the implementation of contracts in our backlog.
Cost of Application-hosting services
The cost of application-hosting services operations declined for the third quarter and first nine months of 2007 when compared to the third quarter and first nine months of 2006, as the cost of providing these services is relatively fixed. As a percentage of application-hosting revenues, the cost of application-hosting was 30% and 34% for the third quarter of fiscal 2007 and 2006 and 31% and 35% for the first nine months of fiscal 2007 and 2006, respectively. The decrease in the cost percentage reflects the 10% increase in year-to-date revenues from new and existing clients combined with a 4.4% decrease in year-to-date operating costs.
Selling, General and Administrative
Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel expenses related to the Company’s sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the third quarter the expenses declined primarily because of a $100,000 reduction in the reserve for doubtful accounts as the result of collecting a significantly past due account during the third quarter and first nine months of fiscal 2007. Excluding the reduction in the reserve for doubtful accounts the Selling, General and Administrative expenses were slightly more than the comparable prior periods.

Product Research and Development
Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the first three quarters, research and development expenses increased 6% when compared with the comparable prior period primarily as a result of increased payroll expenses. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, approximately $768,000 and $556,000 of product research and development costs in the third quarter and approximately $1,768,000 and $1,356,000 in the first nine months of fiscal 2007 and 2006, respectively.
Operating profit (loss)
The operating profit for the third quarter of fiscal 2007 was $16,376 compared with an operating loss of ($296,882) in the third quarter of fiscal 2006. The decrease in the operating loss is the result of increased revenues of approximately $352,000, primarily in professional services and application hosting revenues, offset by increased operating expenses primarily in professional services, sales and marketing and research and development. These increased expenses were offset by the reduction in the allowance for doubtful accounts by $100,000 as a result of the collection of a significantly past due account, and a reduction of approximately $22,000 in the warranty reserve based on current estimates of the required amount, and increased capitalized software development costs in the amount of approximately $212,000.
The operating loss for the first nine months of fiscal 2007 was ($1,484,550) compared with an operating loss of ($127,368) in the first nine months of fiscal 2006. The decrease in the operating profit is the result of the lower systems sales, primarily software licensing revenues and planned increased operating expenses.
Interest income consists primarily of interest on invested cash. The decrease in interest income results from decreased average cash balances.
Interest expense relates primarily to: the long-term debt which was retired during the first quarter of 2007, interest expense on the capitalized leases, which have been prefunded (paid off early) and the commitment fee on the revolving credit facility.
Net Earnings (loss)
The net earnings for the third quarter of fiscal 2007 were $3,231 ($0.00 per share) compared with a net loss of ($334,350) ($.04 per share) in the third quarter of fiscal 2006. The decrease in the net loss is the result of the items noted above under the heading Operating Profit (Loss).
The net loss for the first nine months of fiscal 2007 was ($1,511,385) ($.16 per share) compared with a net loss of ($199,501) ($.02 per share) in the first nine months of fiscal 2006. The decrease in the net earnings is the result of the decreased systems sales, especially software licensing revenues, increased operating expenses, lower interest income and offset to some extent by lower interest expense, net.
Management continues to believe that the healthcare document imaging and workflow market is going to be a significant market. Management believes it has made significant investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience revenue growth.
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
LIQUIDITY AND CAPITAL RESOURCES
During the last five fiscal years, Streamline Health has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, a $3,500,000 term loan in 2004 and a revolving credit facility, which has yet to be used, entered into in January 2007. Streamline Health’s liquidity is dependent upon numerous factors to include: the timing and amount of revenues and collection of contractual amounts from customers, amounts invested in research and development, capital expenditures, and the level of operating expenses, all of which can vary significantly from quarter-to-quarter.
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
Streamline Health has no significant obligations for capital resources, other than the noncancelable operating leases of approximately $1,000,000 payable over the next four years. Capital expenditures for property and equipment in 2007 are not expected to exceed $700,000.
During the three prior fiscal years, Streamline Health has made significant investments for capital expenditures, increased its sales and marketing, product research and development and its support and consulting expenses, and made significant debt reductions. This resulted in significant net cash outlays over the last three fiscal years and to date. Although Streamline Health reduced staffing levels and related expenses during 2003 and 2004, the stringent expense controls and reduced staffing, caused by the necessity to retire the long-term debt, hampered the growth of revenues in fiscal year 2003 and 2004. Accordingly, to continue to achieve increasing revenues and profitability it was necessary for the Company to significantly increase sales and marketing expenses in fiscal 2005, 2006 and 2007. The Company believes that this strategic initiative to expand sales and marketing should produce improved results in the future as the expanded sales and marketing efforts begin to produce results. However, there can be no assurance Streamline Health will be able to do so. At October 31, 2007, Streamline Health had cash on hand of $628,665.
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
Streamline Health believes that its present cash position, combined with cash generation currently anticipated from operations and a credit facility which we believe we will be able to obtain, will be sufficient to meet anticipated cash requirements for the short term. However, continued expansion of the Company will require additional resources. The Company may need to incur additional debt, obtain an additional infusion of capital, or a combination of both, depending on the extent of the expansion of the Company and future revenues. However, there can be no assurance Streamline Health will be able to do so.
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

At October 31, 2007, Streamline Health has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of $14,106,059 as follows:

Streamline Health Software Licenses	$1,360,196
Custom Software	310,572
Hardware and Third Party Software	975,427
Professional Services	3,435,180
Application Hosting Services	3,187,840
Recurring Maintenance	4,836,844
The related products and services are expected to be delivered over the next two to three years.
Streamline Health’s master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2004, 2005 and 2006 were approximately $5,220,000, $5,104,000 and $5,617,000, respectively. Maintenance and support revenues are expected to increase in the future as more customers utilize Streamline Health’s products.
The commencement of revenue recognition varies depending on the terms and conditions of the license agreement, the size and complexity of the system; the implementation schedule requested by the customer and usage by customers of the application-hosting services. Therefore, Streamline Health is unable to predict accurately the revenue it expects to achieve in any particular period. Streamline Health’s master agreements generally provide that the customer may terminate its agreement upon a material breach by Streamline Health, or may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of a master agreement or delay installations.
Streamline Health’s largest application hosting client has informed us that it is in the process of internally developing its own software application using a third party tool kit, which software the client intends to use in place of our ASP services. We believe that the client’s ability to develop substitute software that would have the same robust functionality as Streamline Health’s current ASP offering will be a major software development undertaking. Therefore, we are unable to determine if or when this client will discontinue the use of our ASP services. The current agreement with this client is scheduled to expire on March 31, 2008, and the Company has agreed to extend that agreement on a month to month basis for up to one additional year ending March 31, 2009.
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
Item 3 Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the annual report on Form 10-K for the fiscal year ending January 31, 2007. The Company’s exposures to market risk have not changed materially since January 31, 2007.
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
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Streamline Health’s senior management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Streamline Health’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, Streamline Health’s management, including the Chief Executive and Chief Financial Officer, concluded that there is reasonable assurance that Streamline Health’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no material changes in Streamline Health’s internal control or in the other controls during the nine months ended October 31, 2007 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
The Company is not in default under its existing Loan Agreement.

Item 6. EXHIBITS
Exhibits

3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. (*)

3.2	Bylaws of Streamline Health Solutions, Inc. (*)

4	Revolving Note (*)

10.1	Employment Agreement among Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., Streamline Health, Inc. f/k/a LanVision, Inc. and Joseph O. Brown, II, effective February 1, 2004

10.2	Employment Agreement between Streamline Health, Inc. and Gary M. Winzenread Dated July 2, 2007

11	Computation of Earnings (Loss) Per Common Share

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.	2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(*)	Incorporated herein by reference from, the Registrant’s SEC filings. (See INDEX TO EXHIBITS)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: December 7, 2007	By:	/s/ J. Brian Patsy
J. Brian Patsy
Chief Executive Officer

DATE: December 7, 2007	By:	/s/ Paul W. Bridge, Jr.
Paul W. Bridge, Jr.
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.		Exhibit

3.1	(a)
Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. Previously filed with the Commission and incorporated herein by reference from, the Registrant’s (LanVision System, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

3.1	(b)
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

10.1		Employment Agreement among Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., Streamline Health, Inc. f/k/a LanVision, Inc. and Joseph O. Brown, II, effective February 1, 2004

10.2		Employment Agreement between Streamline Health, Inc. and Gary M. Winzenread Dated July 2, 2007

11		Computation of Earnings (Loss) Per Common Share

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002