Form 10-K
period 2008-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2008-04-07
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by The NASDAQ Stock Market, Inc. for the Registrant’s Common Stock on July 31, 2007, was $20,371,017.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 2, 2008: 9,260,320.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2008 are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as a part hereof.

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements relating to the Company’s plans, strategies, expectations, intentions, etc. and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are no guarantee of future performance and are subject to certain risks and uncertainties that are difficult to predict and actual results could differ materially from those reflected in the forward-looking statements. These risks and uncertainties include, but are not limited to, the timing of contract negotiations and executions and the related timing of the revenue recognition related thereto, the potential cancellation of existing contracts or clients not completing projects included in the backlog, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell Streamline Health products, the ability of Streamline Health to control costs, availability of products obtained from third-party vendors, the healthcare regulatory environment, healthcare information system budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risk factors that might cause such differences including those discussed herein, including, but not limited to, discussions in the sections entitled Part I, “Item 1 Business”, “Item 1A Risk Factors”, Part II, “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 Financial Statements and Supplemental Data.” In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this and other documents Streamline Health Solutions, Inc. files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

The Company’s software solutions can be provided on a subscription basis via remote application-hosting services or licensed and installed locally. Streamline Health provides ASPeNSM, Application Service Provider-based remote hosting services to, The University Hospital, a member of the Health Alliance of Greater Cincinnati, M.D. Anderson Cancer Center, and Children’s Medical Center of Columbus, OH, among others. In addition, Streamline Health has licensed its workflow and document management solutions, which are installed at leading healthcare providers including Stanford Hospital and Clinics, the Albert Einstein Healthcare Network, Beth Israel Medical Centers, the Medical University Hospital Authority of South Carolina, and Memorial Sloan-Kettering Cancer Center, among others.

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

The Company offers its own document imaging/management infrastructure (Foundation Suite) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, Streamline Health’s applications fulfill the administrative and regulatory needs of the Health Information Management, Patient Financial Services and other hospital departments. Furthermore, these systems have been specifically designed to integrate with other Clinical Information Systems. For example, Streamline Health has integrated its products with selected systems from Siemens Medical Solutions USA Inc. (Siemens), Cerner Corporation, and GE Medical Systems applications, (see below) thus enabling customers to use our solutions without the expense of replacing entire software systems to gain the benefits of our software functionality. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Electronic Medical Record. Streamline Health’s systems deliver on-line enterprise wide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.

The Company operates in one segment as a provider of health information technology solutions that streamline healthcare information flows within a healthcare facility. The financial information required by Items 101(b) of Regulation S-K is contained in Item 6 Selected Financial Information of this Form 10-K.

Historically, Streamline Health has derived most of its revenues from recurring application-hosting services, recurring maintenance fees, professional services and system sales involving the licensing, either directly or through remarketing partners, of its Health Information Management Workflow and Revenue Cycle Management Workflow solutions to Integrated Healthcare Delivery Networks (IDN). In a typical transaction, Streamline Health, or its remarketing partners, enter into a perpetual license or fee-for-service subscription agreement for Streamline Health’s software applications and may license or sell other third-party software and hardware components to the IDN. Additionally, Streamline Health provides, as necessary, professional services, including implementation, training, and product support.

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

The ASPeN services were designed to overcome obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for Healthcare Information Systems personnel to implement new systems. Streamline Health believes that large IDN’s and smaller healthcare providers are looking for this type of ASP application because of the ease of implementation and lower entry-level costs. Streamline Health believes its business model is especially well suited for the medium to small acute care facility marketplace as well as the ambulatory marketplace and is actively pursuing remarketing agreements, in addition to those discussed below, with other Healthcare Information Systems and staff outsourcing providers to distribute Streamline Health’s workflow solutions.

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

In 2002, Streamline Health entered into a five year Remarketing Agreement with IDX Information Systems Corporation, which was subsequently acquired by GE Medical Systems, a unit of the General Electric Company in January 2006. Under the terms of the Remarketing Agreement, IDX/GE was granted a non-exclusive worldwide license to distribute all Streamline Health workflow software including accessANYwareTM, Coding Workflow, and ASPeN application-hosting services to its customers and prospective customers, as defined in the Remarketing Agreement. The Agreement has an automatic annual renewal provision and, after the initial five year term, which ended January 30, 2007, can be cancelled by IDX/GE upon 90 days written notice to the Company. The Company has no reason to believe that the agreement will not continue to be renewed annually or will be terminated.

Under the terms of the Remarketing Agreement, Streamline Health records this revenue when the products are made available to end-users. Royalties are remitted to Streamline Health based upon GE sublicensing Streamline Health’s software to its customers. Thirty percent of the royalty is due 45 days following the end of the month in which GE executes an end-user license agreement with its customer. The remaining seventy percent of the royalty is due from GE, in varying amounts based on specific milestones, 45 days following the end of the month in which a milestone occurs.

In December 2007, Streamline Health entered into an agreement with Emergis, Inc. under which Emergis is integrating Streamline Health’s accessANYwareTM document management repository and document workflow applications into its Oacis Electronic Medical Record (EMR) solution. To date, no revenues have been recorded for this new reseller.

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

In order to simultaneously reduce costs and enhance the level of patient care, hospitals and other healthcare providers are requiring comprehensive, cost-effective information systems that deliver rapid access to fully updated and complete patient information. Traditional Healthcare Information Systems are inadequate because: (i) they do not capture large amounts of the patient records which are paper-based and stored in various sites throughout the enterprise; (ii) computerized patient data is generated using a variety of disparate systems which cannot share information; and (iii) multimedia medical information such as x-rays, CAT scans, MRI’s, video and audio information are frequently inaccessible at the point of patient care. Accordingly, hospitals and other healthcare providers have begun to increase their information systems expenditures. In 2007, the Medical Records Institute Survey of Electronic Medical Record Trends and Usage reported that the top priority for strategic decisions in Information Technology was the need to improve clinical processes or workflow efficiencies and the major factor driving Electronic Medical Record adoption in the hospital segment was patient safety considerations Streamline Health believes that the HIPAA regulations are an additional impetus for IDN’s to embrace Streamline Health products and services as a means of ensuring compliance with Federal Regulations.

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

Key Personnel

Streamline Health’s success depends, to a significant degree, on its management, sales and technical personnel. Streamline Health must recruit, motivate and retain highly skilled managers, sales force, consulting and technical personnel, including application programmers, database specialists, consultants and system architects skilled in the technical environments in which Streamline Health’s products operate. Competition for such technical expertise is intense. Our failure to attract and retain qualified personnel could have a material adverse impact on the Company.

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

Streamline Health believes that its principal competitors are: American Management Systems, Incorporated; Cerner Corporation; Eclipsys Corporation; Hyland Software, Inc.; McKesson HBOC, Inc.; MedPlus, Inc. (a subsidiary of Quest Diagnostics Incorporated); Perceptive Vision, Inc.; Siemens Medical Solutions USA, Inc. (a subsidiary of Siemens AG); and SoftMed Systems, Inc., (a unit of 3M).

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

Expand Distribution Channels

Streamline Health estimates the total market for Streamline Health’s document management products and services could be in excess of $16 billion, and the market is less than 15% penetrated. A 2001 healthcare industry report stated that in order to comply with the HIPAA healthcare information electronic transmission regulations, healthcare systems will need to adjust existing systems or purchase new Information Technology systems, hire and retrain staff, and make significant changes to the current processes associated with maintaining patient privacy, the cost of which is estimated to be an amount in excess of $25 billion. Streamline Health strongly believes its highly evolved, secure and technologically advanced web browser-based ASP solutions will position Streamline Health to take advantage of, what it continues to believe will be, significantly increasing market opportunities for Streamline Health and its distribution partners in the future.

In 2002, Streamline Health entered into a five-year Remarketing Agreement with IDX (now GE Medical Systems), which offers a wide variety of patient care products to integrated delivery networks, group practices, academic medical centers, radiological centers, and hospitals nationwide. At that time, IDX had installed its products at more than 2,600 customer sites with systems deployed to serve over 120,000 physicians. Under the terms of the Agreement, IDX/GE was granted a non-exclusive worldwide license to distribute all Streamline Health applications and ASPeN services to its customers and prospective customers, as defined in the Agreement. GE sells Streamline Health’s Health Information Management and enterprise document management and document Workflow solutions as an integrated component of the GE Centricity® Enterprise clinical and financial information systems. The Agreement has an automatic annual renewal provision after the initial five year period, and can be cancelled by GE upon 90 days written notice to the Company.

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

Streamline Health’s largest application hosting client has informed us that it is in the process of internally developing its own software application using a third party tool kit, which software the client intends to use in place of our ASP services. We believe that the client’s ability to develop substitute software that would have the same robust functionality as Streamline Health’s current ASP offering will be a major software development undertaking. Therefore, we are unable to determine if or when this client will discontinue the use of our ASP services. The current agreement with this client expired on March 31, 2008, and the Company has agreed to extend that agreement on a month to month basis for up to one additional year ending March 31, 2009. The client continues to use the services and has not provided the Company with a projected termination date for the month to month extension. If the revenues, in excess of $1,750,000 per year, from this client can not be replaced, the termination of this agreement will have a material adverse impact on the results of operations.

Maintain Technological Leadership Through the Development of New Software Applications and Increased Functionality of Existing Applications

Streamline Health intends to continue its product development efforts and increase the functionality of existing applications along with the development of new applications using workflow technologies. In particular, Streamline Health intends to increase the functionality of its web-based applications. Streamline Health has continued to add new features, functionality and workflow applications to its suite of products, including revenue cycle management solutions such as remote coding, remote physician order processing, pre-admission registration scanning, insurance verification, explanation of benefits processing, etc. (See “A brief description of Streamline Health’s products” below.)

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

Image-Enable Clinical Data Repositories and Other Applications Software

Today, healthcare information is often stored on numerous dissimilar host-based and departmental systems that are spread throughout an enterprise and are not integrated. Additionally, these current systems do not address the data stored on paper or the increasing volume of medical images such as CAT scans, MRI’s, digitized slides, exploratory scopes, photographs, audio, etc. Streamline Health believes the efficiencies and productivity of hospitals and integrated healthcare delivery networks can be greatly enhanced by seamlessly integrating their historical information systems with document imaging and workflow applications. Physicians, clinicians, and other healthcare users then have access to the complete patient medical record, including the structured data, such as laboratory results, and related unstructured data, or a doctor’s hand written notes. Streamline Health has image-enabled many popular Clinical Data Repositories, such as those offered by Oacis Healthcare Holdings Corp., GE Medical Systems, and Cerner Corporation. Streamline Health is marketing image-enabling technology through its accessANYware and the Streamline Health Integration Tools. Streamline Health intends to continue to aggressively market its unique image-enabling solutions to end-users and other third-party software application providers. Streamline Health has several large scale, enterprise wide image enabled sites, including Memorial Sloan-Kettering Cancer Center, which utilizes Streamline Health’s solution on over 7,000 workstations and over 1,150 simultaneous users at any point in time.

Systems and Services

Streamline Health’s systems employ an open architecture that supports a variety of operating systems, including Microsoft Windows XP, Windows 2003, and UNIX. Streamline Health’s systems can be configured with various hardware platforms, including INTEL-compatible personal computers. Streamline Health’s systems include a user interface designed specifically by Streamline Health for physicians and other medical and administrative personnel in hospitals and integrated healthcare networks. Streamline Health’s systems operate on multiple imaging platforms, including Siemens and FileNet in addition to its own proprietary document imaging platform. Streamline Health’s Health Information Management Workflow solutions incorporate advanced features, including workflow and security features, which allow customers to restrict direct access to confidential patient information, secure patient data from unauthorized indirect access and have audit trail features.

A brief description of Streamline Health’s products follows:

Streamline Health products and services are built using advanced document imaging/management and workflow automation technologies to create robust Health Information Management (Medical Records) and Revenue Cycle Workflow solutions. Document imaging technology makes paper-based information, as well as medical images, sound and video information as readily available and easy to process as traditional electronic data. In addition to intelligent electronic routing of documents, workflow automation offers sophisticated management tools and reporting to increase efficiency and support of business process re-engineering efforts.

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

HEALTH INFORMATION MANAGEMENT Suite

The HIM Suite includes accessANYware — Patient Folders, Completion Workflow, Release Workflow, Coding Workflow and Chart Tracking Workflow.

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

Release Workflow

The release workflow module fulfills internal and external requests for patient information and allows for automatic invoicing capability. It also provides the ability to electronically search for, print, mail or fax information to third parties that request copies of patient records.

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

Chart Tracking Workflow

Chart Tracking Workflow provides the ability to manage requests for and track the physical location of paper records. This workflow also allows the user to define the retention and destruction of these paper records.

PATIENT FINANCIAL SERVICES Suite

The PFS Suite includes accessANYware — Non Patient Folders, Referral Order Workflow, Peri-Operative Workflow, Financial Screening Workflow and Cash Management Workflow.

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

Cash Management Workflow

Cash Management Workflow focuses on improving and enhancing the cash posting, including the researching and follow up functions within the business office for received non-standard paper remittances. By scanning the documents into the workflow, the manual posting is done from the image, allowing the page to be captured and stored to the account level in the client’s accounting system.

Referral Order Workflow

Referral Order Workflow ensures automated capture routing and tracking of faxed orders from physician’s offices into client scheduling and pre-registration areas that allow increasing volumes without adding additional staff. The saves time spent processing paper faxes.

Financial Screening Workflow

Financial Screening Workflow manages the rising number of self-pay accounts that healthcare providers are experiencing by forwarding the financial documents at the time of receipt to insurance specialists to expedite charity care program analysis.

Peri-Operative Workflow

Peri-Operative Workflow manages the patient documents and reduces cancelled/rescheduled surgeries by proactively providing required document sets for the scheduled surgery facilitating those that are missing.

Enterprise Suite

The Enterprise Suite is a full offering of Streamline Health products including the HIM Suite, the PFS Suite, and the Streamline Health Integration Tools.

The Streamline Health Integration Tools (STRM-ITTM)

STRM-IT supports powerful image-enabling and workflow technology that allows healthcare users to immediately and simultaneously access any patient information, including multimedia and paper-based information, through their existing third-party clinical or billing applications. STRM-IT also supports direct, secure access to the entire patient chart and physician inbox via integration. As a result, any application across the entire enterprise can be image-enabled, including the host Healthcare Information Systems, Patient Billing Systems, Clinical Data Repositories and others. When the Clinical Data Repository is image-enabled, users can access any piece of information on the same workstation and from the same screen display, including the point of patient care. This means users can view traditional electronic data and images simultaneously on the same screen without signing in and out of multiple applications.

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

Product research and development expense was $3,132,809, $2,716,163, and $2,733,293 in 2007, 2006 and 2005, respectively. In addition, Streamline Health also capitalized approximately $2,652,000, $2,130,000, and $1,450,000 of software development expenditures in 2007, 2006, and 2005, respectively.

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

ASPeN Application-hosting Customers include:

Nationwide Children’s Hospital, Columbus, OH
Health Alliance of Greater Cincinnati, Cincinnati, OH
M. D. Anderson Cancer Center, Houston, TX
University of California, School of Medicine, San Francisco, CA
Pattie A. Clay Regional Medical Center, Richmond, KY
RevenueMed, Inc., Alpharetta, GA

GE Medical Systems has also sublicensed Streamline Health’s suite of products or its ASPeN Services to thirteen healthcare organizations.

In fiscal year 2007, GE Medical Systems, M. D. Anderson Cancer Center and Texas Health Resources, Inc., accounted for 38%, 12% and 7%, respectively, of Streamline Health’s total revenues.
In fiscal year 2006, GE Medical Systems, M. D. Anderson Cancer Center and Texas Health Resources, Inc., accounted for 28%, 11% and 8%, respectively, of Streamline Health’s total revenues.
In fiscal year 2005, Texas Health Resources, Inc., GE Medical Systems, and M. D. Anderson Cancer Center, accounted for 18%, 12% and 11%, respectively, of Streamline Health’s total revenues

The small number of customers, the dependence on remarketing partner GE Medical Systems, and extended sales cycles has contributed to variability in quarterly and annual operating results. Streamline Health expects that as its customer base continues to increase and sales through its Remarketing Agreements increase, the actions of any one customer will have less of an effect on its quarterly and annual operating results. The loss of a major customer or the remarketing partner GE Medical Systems could have a material adverse effect on Streamline Health.

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

At January 31, 2008, Streamline Health has master agreements and purchase orders from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services) that have not been delivered, and or installed which, if fully performed, will generate future revenues of approximately $8,018,000. The related products and services are expected to be delivered over the next two to three years. Furthermore, Streamline Health has entered into application-hosting agreements, which are expected to generate revenues in excess of $3,028,000 through their respective renewal dates in fiscal years 2008 through 2012.

Streamline Health’s master agreements also generally provide for a limited initial maintenance period and require the customer to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2007, 2006, and 2005 were approximately $6,740,000, $5,617,000, and $5,104,000, respectively. Maintenance and support revenues are expected to increase in the future. At January 31, 2008, Streamline Health had Maintenance Agreements and purchase orders from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $4,921,000, through their respective renewal dates in fiscal year 2008 and 2009.

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

Royalties and license fees

Streamline Health incorporates software licensed from various vendors into its proprietary software. In addition, third-party, stand-alone software is required to operate Streamline Health’s proprietary software. Streamline Health licenses these software products, and pays the required royalties and/or license fees when such software is delivered to Streamline Health’s customers.

Employees

As of January 31, 2008, Streamline Health had 111 full-time employees, an increase of 6 during the fiscal year. In addition, Streamline Health utilizes independent contractors to supplement its staff, as needed. None of Streamline Health’s employees are represented by a labor union or subject to a collective bargaining agreement. Streamline Health has never experienced a work stoppage and believes that its employee relations are good.

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

The Company needs to manage its costs while planning for growth.

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

Streamline Health’s success depends, to a significant degree, on its management, sales force and technical personnel. The Company must recruit, motivate, and retain highly skilled managers, sales, consulting and technical personnel, including application programmers, database specialists, consultants, and system architects who have the requisite expertise in the technical environments in which our products operate. Competition for such technical expertise is intense.

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

Streamline Health software incorporates software licensed from various vendors into its proprietary software. In addition, third-party, stand-alone software is required to operate some of the Company’s proprietary software modules. The loss of the ability to use these third party products, or ability to obtain substitute third party software at comparable prices, could have a material adverse affect on the ability to license Streamline Health software.

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

Access to Capital

Streamline Health may need additional capital in the form of loans or equity in order to operate. The Company may be limited to the availability of such capital or may not have any availability.

In addition, risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company, its financial condition and/or operating results.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Streamline Health’s principal offices are located at 10200 Alliance Road, Suite 200, Cincinnati, OH 45242-4716. The offices consist of approximately 21,700 square feet of space under a lease that expires in July 2010. In addition, Streamline Health leases dedicated collocation high security data center space in the Cincinnati, OH area, for its ASPeN Services, application-hosting data center operations, which lease expires in June 2008, but has automatic renewal provisions. The current rental expense for all of these facilities approximates $393,000 annually.

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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and positions held by the Executive Officers of Streamline Health on April 2, 2008 are:

			Elected to
Name	Age	Position(1)	Present Position(2)

J. Brian Patsy	57	Chairman of the Board, President, Chief Executive Officer, and Director	1989
Gary M. Winzenread	43	Vice President Product Development and Strategy	2007
Joseph O. Brown, II	47	Vice President Client Services and Chief Information Officer	2007
Paul W. Bridge, Jr.	64	Chief Financial Officer, Treasurer and Corporate Secretary	2001
Donald E. Vick, Jr.	44	Controller, Assistant Treasurer and Assistant Secretary	2002

(1)	All current officers of Streamline Health hold office until their successors are elected and qualified or until any removal or resignation. Officers of Streamline Health are elected by the Board of Directors and serve at the discretion of the Board. For purposes of the descriptions of the background of Streamline Health’s Executive Officers, the term “Company” refers to both Streamline Health Solutions, Inc. and its predecessors LanVision Systems, Inc. and LanVision, Inc.

(2)	Represents date of election to Registrant or its predecessor.

J. Brian Patsy is a founder of the Company and has served as the President and a Director since Streamline Health’s inception in October 1989. Mr. Patsy was appointed Chairman of the Board and Chief Executive Officer in March 1996. Mr. Patsy has over 34 years of experience in the information technology industry.

Gary M. Winzenread joined the company in 2007 as the Director of Product Strategy and has recently assumed responsibility for Product Development as well. Mr. Winzenread was a consultant to Streamline Health in 2007, and prior to that spent 8 years as the President and CEO of Praxis Solutions, the software development consultancy he founded in 1998. As CEO of Praxis he led the company through many years of growth over 50% per annum to a 40 person consultancy he successfully sold in 2004 to Number Six Software of McLean, VA, with whom he stayed in executive capacities through 2006.

Joseph O. Brown, II joined the company in 1991 as Director of Information Technology. In 1998 Mr. Brown assumed responsibility for the formation and operation of the Application Hosting Operations known as ASPeN. In 2000 he was appointed Chief Information Officer, and in 2007 was elected a Vice President with responsibility for ASPeN, as well as assuming responsibility for Product Support and Client Professional Services. Prior to joining Streamline Health, Mr. Brown served with the U.S. Marine Corp as a Data Systems Officer. Mr. Brown has over 20 years of experience in the information technology industry.

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

(a) The Company’s Common Stock trades on The NASDAQ Capital Market under the symbol STRM. The table below sets forth the high and low sales prices for Streamline Health Solutions, Inc. Common Stock for each of the quarters in fiscal years 2007 and 2006, as reported by The NASDAQ Stock Market, Inc.

Fiscal Year 2007	High	Low

4th Quarter (November 1, 2007 through January 31, 2008)	$4.00	$1.75
3rd Quarter (August 1, 2007 through October 31, 2007)	3.88	2.57
2nd Quarter (May 1, 2007 through July 31, 2007)	5.00	3.30
1st Quarter (February 1, 2007 through April 30, 2007)	5.80	3.54

Fiscal Year 2006	High	Low

4th Quarter (November 1, 2006 through January 31, 2007)	$6.00	$4.91
3rd Quarter (August 1, 2006 through October 31, 2006)	5.81	4.78
2nd Quarter (May 1, 2006 through July 31, 2006)	7.49	4.51
1st Quarter (February 1, 2006 through April 30, 2006)	8.70	6.55

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

(b) According to the stock transfer agent records, Streamline Health had 136 stockholders of record as of April 1, 2008. Because brokers and other institutions on behalf of stockholders hold many of such shares, Streamline Health is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. Streamline Health estimates that it has approximately 3,000 stockholders, based on information provided by the Company’s stock transfer agent from their search of individual participants in security position listings.

(c) Streamline Health has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY
AND RELATED STOCK MATERS

The graph below compares the cumulative total stockholder return on Common Stock with the cumulative total return on the NASDAQ US Total Return Index and on the NASDAQ Computer and Data Processing Services Stock Index for the period commencing January 31, 2003 and ending January 31, 2008, assuming an investment of $100 and the reinvestment of any dividends.

The comparison in the graph below is based upon historical data and is not indicative of, nor intended to forecast the future performance of Common Stock.

	1/31/03[1]	1/31/04[1]	1/31/05[1]	1/31/06[1]	1/31/07[1]	1/31/08[1]

Streamline Health Solutions, Inc. Common Stock	$100.00	$105.48	$105.14	$239.73	$193.15	$90.75
NASDAQ US Total Return Index	$100.00	$155.64	$155.94	$175.41	$188.17	$180.70
NASDAQ Computer and Data Processing Services Stock Index	$100.00	$138.42	$142.90	$160.19	$177.83	$186.30

[1]	Assumes that $100.00 was invested on January 31, 2003 in Common Stock at the closing price of $2.92 per share and at the closing sales price of each index on that date and that all dividends were reinvested. No dividends have been declared on Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

The information required above by Item 201(e) of Regulation S-K is not considered filed with the Securities and Exchange Commission, and should not be deemed to be incorporated by reference into any filing under the Securities Act or the Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

Item 6.	Selected Financial Data

The following table sets forth consolidated financial data with respect to Streamline Health for each of the five years in the period ended January 31, 2008. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year(1)
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

INCOME STATEMENT DATA:
Total revenues	$16,563	$15,867	$16,127	$12,751	$12,804
Total operating expenses	17,267	15,685	14,389	11,815	10,450
Operating profit (loss)(2)	(704)	182	1,738	936	2,354
Net earnings (loss)(2) & (3)	(736)	96	2,551	558	1,019
Basic net earnings (loss) per share of Common stock	(.08)	.01	.28	.06	.11
Diluted net earnings (loss) per share of Common stock	(.08)	.01	.27	.06	.11
Shares used in computing basic per share data	9,234	9,195	9,121	9,068	8,997
Shares used in computing diluted per share data	9,234	9,722	9,425	9,233	9,207
BALANCE SHEET DATA:
Cash	$2,189	$3,317	$4,634	$4,181	$6,227
Working capital	267	2,748	3,347	3,892	1,901
Total assets	16,099	15,301	16,433	11,993	15,290
Long-term debt, including current portion	—	1,000	2,000	2,000	1,000
Total stockholders’ equity	8,193	8,644	8,351	5,712	5,079
Cash dividends declared	—	—	—	—	—

(1)	All references to a fiscal year refer to the fiscal year of Streamline Health commencing February 1 of that calendar year and ending on January 31 of the following year.

(2)	Operating profit and net earnings in 2003 include reimbursement of $230,000 in legal expenses upon settlement of Streamline Health proprietary technology claims and a $290,000 favorable change in the estimate for certain franchise tax liabilities as a result of the tax authority audit of certain prior year’s tax returns. Operating profit and net earnings in 2004 include a $300,000 reduction in reserves due to changes in estimates, in 2006, $100,000 reduction in reserves due to changes in estimates and in 2007, $100,000 reduction in reserves due to changes in estimates.

(3)	Net earnings in 2005, 2004 and 2003 include a tax benefit of $897,000, $420,000 and $558,000, respectively, relating to the reduction in the valuation allowances for the deferred tax assets relating to the net operating loss carry forward based upon reasonable future earnings before income tax projections.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition

Streamline Health records revenues for customer contracts, including special payment agreements and royalties from third-party resellers in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, SAB 104 Revenue Recognition and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is derived from: (i) the licensing and sale of systems, either directly to end-users or through third-party resellers, comprising internally developed software, third-party software and hardware components; (ii) product support, maintenance and professional services; and, (iii) application-hosting services that provide high quality, transaction or subscriptions based document imaging/management workflow services from a central data center. Generally, revenues from software license fees and hardware sales to end-users are recognized when a master agreement is signed and products are made available to end-users. Revenues from agreements that contain multiple-element arrangements are allocated to the various elements based on the fair value of the elements. Revenues related to routine installation and integration and project management are deferred until the work is performed. Revenues from consulting, education, and application-hosting services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of revenue are classified as deferred revenues. Revenues recognized prior to progress billings to customers are recorded as contract receivables.

Under the terms of a Remarketing Agreement with GE Medical Systems, Streamline Health records this revenue when the products are made available to end-users. Royalties are remitted to Streamline Health based upon GE sublicensing Streamline Health’s software to its customers. Thirty percent of the royalty is due 45 days following the end of the month in which GE executes an end-user license agreement with its customer. The remaining seventy percent of the royalty is due, in varying amounts based on specific milestones, 45 days following the end of the month in which a milestone occurs.

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

Capitalized Software Development Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Streamline Health capitalized approximately $2,652,000, $2,130,000, and $1,450,000 in 2007, 2006 and 2005, respectively.

Research and development expense, net of capitalized software development expenditures, was $3,132,809, $2,716,163, and $2,733,293 in 2007, 2006 and 2005, respectively.

Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences at the beginning of the year following when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense was approximately $1,527,000, $1,083,000, and $800,000 in 2007, 2006, and 2005, respectively.

Streamline Health reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization. Streamline Health believes that to replicate the existing software would cost significantly more than the stated net book value of $4,878,694 at January 31, 2008. Over the last three years, Streamline Health has spent approximately $14,814,000 in research and development, of which $6,232,000, or 42%, has been capitalized. Amortization of capitalized software expenditures during the last three years has amounted to approximately $3,410,000 or a net increase in capitalized software of approximately $2,822,000 during the last three years. Many of the programs related to capitalized software development continue to have great value to Streamline Health’s current products and those under development, as the concepts, ideas, and software code are readily transferable and are incorporated into new products.

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

Income Taxes

In June, 2006, the Financial Accounting Standards Board issued Interpretation No, 48, Accounting for Uncertainties in Income Taxes (FIN 48), an interpretation of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of February 1, 2007, as required. As a result of the implementation of FIN 48, the changes to the Company’s reserve for uncertain tax positions was accounted for as a $27,791 adjustment to increase the beginning balance of retained earnings on the Company’s balance sheet. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate adjustments that will result in a material change to its financial position during the next twelve months. Therefore, no reserves for uncertain tax positions have been recorded pursuant to FIN 48 as of January 31, 2008.

The Company and its subsidiary are subject to U.S. Federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. Federal tax matters for years through January 31, 2006. All material state and local income tax matters have been concluded for years through January 31, 2003.

The net income tax expense was $11,400 in 2007, $31,180 in 2006 and a tax benefit of $867,361, in 2005. The net current deferred tax asset was $185,000 and the non-current deferred tax asset was $1,690,000 at January 31, 2008 and the net current deferred tax asset was $625,000 and the non current deferred tax asset was $1,250,000 at January 31, 2007. A key assumption in the determination of the book tax benefit or (provision) is the amount of the valuation allowance required to reduce the related deferred tax assets. A valuation allowance reduces the deferred tax assets to a level which will, more likely than not, be realized. Whether the deferred tax assets will be realized depends on the generation of future taxable income during the periods in which the deferred tax asset become deductible. The net deferred tax assets reflect management’s estimate of the amount which will, more likely than not, reduce future taxable income.

As of January 31, 2008, Streamline Health believes that a valuation allowance is required to reduce a portion of the deferred tax assets, primarily relating to certain net operating loss carry forwards, for the following reasons:

Although Streamline Health generated approximately $1,087,000 of earnings before income taxes during the three-year period ended January 31, 2008, there can be no assurance that Streamline Health will be able to achieve consistent profitability on a quarterly or annual basis or be able to sustain or increase its revenue growth in future periods and believes historical operating results may not be indicative of the future performance of Streamline Health in the near or long-term. Streamline Health has incurred net losses as indicated by the carry forwards of approximately $29,000,000.

Based on the expenses associated with current and planned staffing levels, continued profitability and utilization of carry forwards to be evaluated as “more likely than not” is dependent upon increasing revenues.

As of January 31, 2008, Streamline Health estimates that a valuation allowance of approximately $8,566,000 was required to reduce the deferred tax assets, primarily relating to loss carry forwards, to a level Streamline Health currently believes will be utilized to offset future earnings before income taxes based on the current backlog and forecasts over the next two years. The valuation allowance is required due to the inability to predict on a longer term basis that Streamline Health will “more likely than not” attain levels of profitability required to utilize additional carry forwards.

Contractual Obligations

	Payments by Fiscal Year
	Total	2008	2009	2010	2011	2012

Operating leases	$984,445	$426,769	$380,738	$176,938	$—	$—

Working Capital Facility

On January 7, 2008, Streamline Health, Inc., a wholly owned subsidiary of Streamline Health Solutions, Inc., entered into a new revolving loan agreement with the Fifth Third Bank, Cincinnati, OH, in the principal amount of $500,000. The interest rate on amounts borrowed will accrue at a variable rate from the Prime Rate to the Prime Rate plus 3%, (or an effective rate of 9% at January 31, 2008) based on the ratio of the funded indebtedness to the trailing twelve months earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement contains other covenants including; Minimum Tangible Net Worth, Fixed Charge Coverage Ratio and Funded Indebtedness to EBITDA. The loan is guaranteed by the Registrant and is secured by a first lien on all of the assets of the Registrant and its subsidiary. The Company was in compliance with all of the covenants at January 31, 2008 and had the ability to borrow up to $500,000 on the facility. This new temporary facility expires on April 30, 2008, and replaces the previous Revolving Loan Facility entered into in January 2007 with the Fifth Third Bank. Currently the Company is soliciting proposals from additional lenders, and expects to enter into a new longer term agreement prior to April 30, 2008.

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

Warranties and Indemnities

Streamline Health provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, Streamline Health’s estimated warranty liability might need to be increased. Streamline Health bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions which may be required to be granted to a customer which result from performance issues. Streamline Health’s ASPeN application-hosting services guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. Streamline Health’s standard agreements with its customers also usually include intellectual property infringement indemnifications provisions to indemnify them from and against third-party claims, and for liabilities, damages, and expenses arising out of Streamline Health’s operation of its business or any negligent act or omission of Streamline Health. To date Streamline Health has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third-party claims. At January 31, 2008 and 2007, Streamline Health has a warranty reserve in the amount of $196,000 and $250,000, respectively. Each contract is reviewed quarterly with the appropriate Streamline Health Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

Off Balance Sheet Arrangements

Streamline Health does not have any off balance sheet arrangements.

Results of Operations

The following table sets forth, for each fiscal year indicated, certain operating data as percentages:

Consolidated Statements of Income(1)

	Fiscal Year(2)
	2007	2006	2005

Systems sales	18.2%	27.0%	37.9%
Services, maintenance and support	60.4	52.4	43.1
Application-hosting services	21.4	20.6	19.0

Total revenues	100.0	100.0	100.0
Cost of sales	48.8	45.2	39.9
Selling, general and administrative	36.5	36.6	32.4
Product research and development	18.9	17.1	16.9

Total operating expenses	104.2	98.9	89.2

Operating profit (loss)(3)	(4.2)	1.1	10.8
Other income (expense), net	(.2)	(.5)	(0.3)
Income tax net benefit(4)	—	—	5.3

Net earnings(loss)(3 & 4)	(4.4)%	0.6%	15.8%

Cost of systems sales	96.3%	56.7%	36.9%

Cost of services, maintenance and support	41.0%	43.4%	45.0%

Cost of application-hosting services	30.6%	34.5%	34.3%

(1)	Because a significant percentage of the operating costs are expensed as incurred, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past operations nor are they necessarily indicative of the future operations of Streamline Health in the near or long-term. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

(2)	All references to a fiscal year refer to the fiscal year commencing on February 1 of that calendar year and ending on January 31 of the following year.

(3)	Operating profit and net earnings in 2007 and 2006, include a $100,000 reduction in reserves due to changes in estimates.

(4)	Net earnings in 2005 includes a tax benefit of $897,000 relating to the reduction in the valuation allowances for the deferred tax assets relating to the net operating loss carry forward based upon reasonable future earnings before income tax projections.

Comparison of fiscal year 2007 with 2006

The $2,481,000 decrease in working capital resulted primarily from the following.

The decrease in cash resulted primarily from the retirement of long-term debt of $1,000,000 during the year.

The increase of $373,060 in accounts and contract receivables, net, both current and non-current is due to significantly higher invoicing on new contracts during the final month of the fourth quarter of 2007 compared with the fourth quarter of 2006.

The $899,321 increase in accounts payable is due to a large purchase of third party software related to a sale of third party software in the last few days of the current fiscal year, which were not paid for until the first quarter fiscal 2008.

The $1,489,665 increase in deferred revenues results primarily from the recording of license fees on a software license that can not be recognized as revenue until such time as site specific integration of our standard software required by the customer is completed.

Revenues.  Total revenues for fiscal year 2007 were $16,563,300 compared with revenues of $15,866,973 in fiscal year 2006, an increase of approximately $696,000, or 4%. The increase was primarily due to an approximately 20% or $1,689,000 increase in service, maintenance and support revenues and an 8% or $270,000 increase in application hosting services revenues, offset by an approximately $1,263,000, decrease in system sales. Because software revenues generate the highest margins the lower software revenues contributed to a significantly reduced operating profit for the fiscal year when compared to the prior year.

Revenues from systems sales in fiscal year 2007 were $3,016,095, a decrease of $1,262,697, or 30% of systems sales in fiscal year 2006 primarily resulting from the significant decrease in software licensing revenues as discussed above.

Revenues from services, maintenance, and support in fiscal year 2007 were $10,004,138, an increase of $1,689,159, or 20% over fiscal year 2006. Professional services revenues in fiscal year 2007 were $3,264,621, an increase of $566,694, of the professional services revenues in fiscal year 2006. Maintenance and support revenues in fiscal year 2007 were $6,739,517, an increase of $1,122,465, or 20%, over maintenance and support revenues in fiscal year 2006. The increase in professional services revenues was due to increased customer installations. The increase in maintenance and support results from the addition of new customers and expansion of existing systems by customers who pay annual maintenance.

Revenues from application-hosting services were $3,543,067 or an increase of $269,865, or 8% over fiscal year 2006. The increase was due primarily to increased revenues from new customers. Application-hosting services revenues at some locations are usage based and fluctuations in admissions, length of stay, return patient visits, etc. affect the system usage and the corresponding application-hosting services revenues.

In fiscal year 2007, three customers accounted for 24% of the total revenues compared with 26% in fiscal year 2006, exclusive of our remarketing partners.

Total revenues from GE were $6,240,592 in fiscal year 2007, ($1,412,102 was hardware and third party software sales, $1,390,991 was Streamline Health software, $1,427,922 was professional services and $1,787,344 in maintenance and support revenues, plus $222,233 of Application Hosting Revenues).

Total Revenues from GE were $4,395,189 in fiscal year 2006, ($1,003,000 was hardware sales, $919,000 was software, $1,051,744 was professional services and $1,421,415 in maintenance and support revenues).

The increase in GE revenues in 2007 included increased software revenues, significantly increased hardware and third party software sales and increased services and maintenance revenues. A substantial portion of fiscal year total 2007 revenues came from fulfillment of backlog and add-on business, primarily expansion and upgrades and two new clients in the fourth quarter of fiscal 2007.

Cost of Sales.  Cost of sales consists of cost of systems sales, cost of services, maintenance and support, and cost of application-hosting services. Cost of systems sales includes amortization of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The cost of systems sales as a percentage of associated revenues in fiscal year 2007 and 2006 were 96% and 57%, respectively. The higher costs in 2007 reflect a significantly lower volume of Streamline Health software, with high margins and a significantly higher volume of hardware and third party software with significantly lower margins, when compared with 2006 when a greater portion of system sales included more software and less hardware and third party software. Cost of services, maintenance, and support includes salaries and benefits for support and professional services personnel and the cost of third-party maintenance contracts. Cost of services, maintenance and support as a percentage of services, maintenance and support revenues in 2007 and 2006 were 41% and 43%, respectively. The lower relative cost reflects increased professional services revenues without a corresponding increase in expenses. The cost of application-hosting services in 2007 and 2006 as a percentage of revenues was 30% and 34%, respectively, and represents primarily salaries and benefits, depreciation and the cost of the collocation high security application hosting data center. The lower relative cost reflects increased revenues without a corresponding increase in expenses.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related costs, travel and living expenses, tradeshows, etc. for selling and marketing activities and general corporate and administrative activities. In fiscal year 2007, selling, general, and administrative expenses were $6,048,214 compared with $5,802,656 in fiscal year 2006. The year-to-year increase is primarily attributable to increased sales and marketing staff as the Company expanded its staff to respond to increasing inquiries and sales opportunities, additional expenses for tradeshows, marketing collateral and costs associated with the focus on new market opportunities involving business process improvement via workflow automation technologies.

Product Research and Development.  Product research and development expenses in fiscal year 2007 were $3,132,809 compared with $2,716,163 in fiscal year 2006. During 2007, Streamline Health increased its technical staff and added additional contractors to concentrate its development efforts primarily on its new products and new workflow technologies. Streamline Health capitalized approximately $2,652,000 in software development expenditures in fiscal year 2007, compared with $2,130,000 in 2006. The increase in capitalized software in 2007 reflects the increased 2007 development activities related to new products or enhancements to existing products.

Operating Profit (loss).  Operating loss in fiscal year 2007 was ($703,687) compared with an operating profit of $181,590 in fiscal year 2006. The $885,277 decrease, results primarily from an approximately $1,263,000 decrease in high margin software licensing revenues discussed above and increased expenses during the fiscal year.

Other Income (Expense).  Interest income consists primarily of interest on cash balances. The interest income declined during 2007 because of lower cash balances. Interest expense in 2007 was related to the working capital facility fee and capitalized leases. The decrease in the interest expense in 2007 results primarily from the reduction of the outstanding debt at the beginning of the year.

Provision for Income Taxes.  Streamline Health is in a tax loss carry forward position. The tax loss carry forward approximates $29,000,000, which begins to expire in 2013. Streamline Health also has an Alternative Minimum Tax credit carry forwards of approximately $74,000, which has an unlimited carry forward period. The tax provisions in 2007 and 2006 are primarily state provisions.

Net Earnings (loss).  The net loss in fiscal year 2007 was ($735,562) compared with net earnings of $96,461 in fiscal year 2006. The decrease results primarily from decreased software revenues, and the related gross margin and higher operating expenses as noted above.

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

In fiscal year 2006, three customers accounted for 26% of the total revenues compared with 38% in fiscal year 2005, exclusive of our remarketing partners. Total revenues from GE were $4,395,189 in fiscal year 2006, ($1,003,000 was hardware sales, $919,000 was software, 1,051,774 was professional services and $1,421,415 in maintenance and support revenues) compared with $1,988,412 in fiscal 2005. The increase in GE revenues included increased software revenues, significantly increased hardware and third party software sales and increased professional services and maintenance revenues. A substantial portion of fiscal year total 2006 revenues came from fulfillment of backlog and add-on business, primarily expansion and upgrades of systems for Streamline Health’s existing customers.

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

Provision for Income Taxes.  The income tax provision in fiscal years 2005 includes the Alternative Minimum Tax paid by the Company, as all income could not be offset against the Alternative Minimum Tax loss carry forward. In fiscal year 2005, Streamline Health recorded a tax benefit in the amount of $897,000, as a result of a reduction in the valuation allowance on the deferred tax assets relating primarily to the tax loss carry forward based on future earnings before income tax projections.

Net Earnings.  Net earnings in fiscal year 2006 were $96,461 compared with net earnings of $2,551,072 in fiscal year 2005. The decrease results primarily from decreased software revenues and higher operating expenses.

Backlog

At January 31, 2008 Streamline Health has master agreements and purchase orders from customers and remarketing partners for systems and related services (excluding support and maintenance, and transaction-based application-hosting revenues), which have not been delivered or installed which, if fully performed, would generate future revenues of approximately $8,018,000 compared with $5,226,000 at January 31, 2007. The related products and services are expected to be delivered over the next two to three years. The increase in the backlog is the result of signing new agreements with new and existing customers late in the fourth quarter of 2007 and the signing of a contract for an expansion of a system at an existing customer which requires some site specific customization and which have not been fully implemented. In addition, customers contract for maintenance and support services on a monthly, quarterly, or annual basis. At January 31, 2008, Streamline Health had maintenance agreements, purchase orders, from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $4,921,000, compared with $4,469,000 at January 31, 2007, through their respective renewal dates in fiscal year 2008 and 2009. The increase results from the addition of new customers or expansion of systems with existing customers. In 2007, maintenance and support revenues approximated $6,740,000 compared with $5,617,000 in 2006 and are expected to increase in fiscal year 2008. At January 31, 2008, Streamline Health has entered into application-hosting agreements, which are expected to generate revenues in excess of $3,028,000 through their respective renewal dates in fiscal years 2008 through 2012. The application-hosting backlog is lower than the $5,256,000 in 2006 as Streamline Health’s largest application hosting client has informed us that it is in the process of internally developing its own software application using a third party tool kit, which software the client intends to use in place of our ASP services. We believe that the client’s ability to develop substitute software that would have the same robust functionality as Streamline Health’s current ASP offering will be a major software development undertaking. Therefore, we are unable to determine if or when this client will discontinue the use of our ASP services. The current agreement with this client is scheduled to expire on March 31, 2008, and the Company has agreed to extend that agreement on a month to month basis for up to one additional year ending March 31, 2009.

Revenues from the GE Medical Systems Remarketing Agreement for the last three years amounted to approximately $12,624,000, or 26% of the total revenues for the last three fiscal years. Streamline Health relies on GE Medical Systems for a significant amount of its revenues, the loss of which would have a material adverse affect on future results of operations.

Streamline Health believes a greater percentage of its future revenues will come from remarketing agreements with, GE Medical Systems, and other HIS related vendors such as the Emergis, Inc. agreement that was entered into in December 2007. Streamline Health continues to actively pursue remarketing agreements with other companies.

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

Since commencing operations in 1989, Streamline Health has incurred substantial cumulative operating losses. Although Streamline Health achieved operating profitability during six of the last seven years, Streamline Health incurred net losses in most fiscal years prior to fiscal year 2000 and in the current fiscal year. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues. Although the Company believes that it can return to profitability, there can be no assurance that Streamline Health will be able to achieve consistent profitability on a quarterly or annual basis nor be able to sustain or increase its revenue growth in future periods and believes historical operating results may not be indicative of the future performance of Streamline Health in the near or long-term.

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

Streamline Health has no significant obligations for capital resources, other the noncancelable operating leases of approximately $984,000 payable over the next three years. Capital expenditures for property and equipment in 2008 are not expected to exceed $800,000.

During the last three years, Streamline Health has expended approximately $2,193,000 for capital expenditures, increased its sales and marketing expenses, product research and development and support and consulting expenses, and made net debt repayments of approximately $3,000,000. This resulted in significant net cash outlays over the last three years. Accordingly, to position the Company to achieve increasing revenues and profitability it was necessary for the Company to significantly increase the sales and marketing expenses in fiscal 2005, 2006 and 2007. The Company believes that this strategic initiative to expand sales and marketing should produce improved results in 2008 and beyond as the expanded sales and marketing efforts begin to produce results. However, there can be no assurance Streamline Health will be able to do so.

At January 31, 2008, Streamline Health had cash on hand of $2,189,010.

Notwithstanding the current levels of revenues and expenses, for the foreseeable future, Streamline Health will need to continually assess its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to reduce operating expenses or raise cash through additional borrowings, the sale of assets, or other equity financing. Certain of these actions will require current lender approval. However, there can be no assurance Streamline Health will be successful in any of these efforts. If it is necessary to significantly reduce operating expenses, this could have an adverse effect on future operating performance.

Streamline Health believes that its present cash position, combined with cash generation currently anticipated from operations and the availability of the revolving credit facility will be sufficient to meet anticipated cash requirements for the next twelve months. However, continued expansion of the Company will require additional resources. The Company may need to incur debt, obtain an additional infusion of capital, or a combination of both, depending on the extent of the expansion of the Company and future revenues and expenses. However, there can be no assurance Streamline Health will be able to do so.

To date, inflation has not had a material impact on Streamline Health’s revenues or expenses.

Net cash provided by operations in fiscal 2007 exceeded $3,200,000, an increase of approximately $700,000 from approximately $2,500,000 in the prior fiscal year. The increase resulted primarily from an increase in Accounts Payable and Accrued Expenses of $2,356,705 offset by increased Accounts, Contracts and Installment Receivables of $1,294,375. See the Consolidated Statements of Cash Flows for the individual components comprising the net cash provided by operating activities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Streamline Health currently invests its cash balances, in excess of its current needs in an interest bearing checking account. Streamline Health does not invest for the purposes of trading in securities. Additionally, Streamline Health does not have any significant market risk exposure at January 31, 2008.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE COVERED BY REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting of Streamline Health Solutions, Inc. (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Strong internal controls is an objective that is reinforced through our Code of Conduct and Ethics, which sets forth our commitment to conduct business with integrity, and within both the letter and the spirit of the law. The Company’s internal control over financial reporting includes a Control Self-Assessment Program that is conducted annually. Management takes the appropriate action to correct any identified control deficiencies. Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2008, using criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of January 31, 2008, based on these criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules (Item 308T of Regulation S-K) of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless the registrant specifically states that the report is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act or the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Streamline Health Solutions, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheet of Streamline Health Solutions, Inc. and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended January 31, 2008. In connection with our audit of the financial statements, we also audited the financial statement schedule listed in the accompanying index. The financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streamline Health Solutions, Inc. at January 31, 2008, and the results of operations and its cash flows for the year ended January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statements and schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Chicago, Illinois
March 31, 2008
/s/  BDO Seidman, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Streamline Health Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Streamline Health Solutions, Inc. as of January 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2007. Our audits also included the financial statement schedule of Streamline Health Solutions, Inc. listed in item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Streamline Health Solutions, Inc. at January 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

Cincinnati, Ohio
March 27, 2007
/s/  Ernst & Young LLP

CONSOLIDATED BALANCE SHEETS

	January 31,
	2008	2007

ASSETS
Current assets:
Cash	$2,189,010	$3,316,614
Accounts receivable, net of allowance for doubtful accounts of $100,000 and $200,000, respectively	2,832,852	2,281,313
Contract receivables	1,833,842	1,357,433
Prepaid hardware and third party software for future delivery	484,247	182,716
Prepaid other, including prepaid customer maintenance contracts	501,803	362,714
Deferred taxes	185,000	625,000

Total current assets	8,026,754	8,125,790
Property and equipment:
Computer equipment	2,235,104	2,132,853
Computer software	1,086,691	847,328
Office furniture, fixtures and equipment	731,346	733,320
Leasehold improvements	574,257	568,098

	4,627,398	4,281,599
Accumulated depreciation and amortization	(3,153,675)	(2,704,329)

	1,473,723	1,577,270
Contract receivables	—	554,888
Capitalized software development costs, net of accumulated
amortization of $6,643,235 and $5,116,568, respectively	4,878,694	3,753,361
Other, including deferred taxes of $1,690,000 and $1,250,000, respectively	1,720,114	1,289,536

	$16,099,285	$15,300,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,518,682	$619,362
Accrued compensation	536,599	432,142
Accrued other expenses	521,210	541,904
Deferred revenues	5,183,333	3,693,668
Current portion of capitalized leases	—	91,002

Total current liabilities	7,759,824	5,378,078
Capitalized leases, less current portion	—	56,049
Long-term debt	—	1,000,000
Other	146,525	222,484
Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,260,320 and 9,211,399 shares issued, respectively	92,603	92,114
Capital in excess of par value	35,542,222	35,286,238
Accumulated (deficit)	(27,441,889)	(26,734,118)

Total stockholders’ equity	8,192,936	8,644,234

	$16,099,285	$15,300,845

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year
	2007	2006	2005

Revenues:
Systems sales	$3,016,095	$4,278,792	$6,112,727
Services, maintenance and support	10,004,138	8,314,979	6,950,182
Application-hosting services	3,543,067	3,273,202	3,063,899

Total revenues	16,563,300	15,866,973	16,126,808
Operating expenses:
Cost of systems sales	2,904,077	2,426,595	2,256,046
Cost of services, maintenance and support	4,098,746	3,609,386	3,130,374
Cost of application-hosting services	1,083,141	1,130,583	1,050,470
Selling, general and administrative	6,048,214	5,802,656	5,218,303
Product research and development	3,132,809	2,716,163	2,733,293

Total operating expenses	17,266,987	15,685,383	14,388,486

Operating profit (loss)	(703,687)	181,590	1,738,322
Other income (expense):
Interest income	22,256	77,337	93,322
Interest expense	(26,221)	(131,286)	(147,933)
Other income (expenses)	(16,510)	—	—

Earnings (loss) before income taxes	(724,162)	127,641	1,683,711
Income tax benefit (expense)	(11,400)	(31,180)	867,361

Net earnings (loss)	$(735,562)	$96,461	$2,551,072

Basic net earnings (loss) per common share	$(.08)	$.01	$.28

Number of shares used in basic per common share computation	9,234,313	9,195,415	9,121,369

Diluted net earnings (loss) per common share	$(.08)	$.01	$.27

Number of shares used in diluted per common share computation	9,234,313	9,722,346	9,425,050

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

	Convertible		Capital in		Total
	redeemable	Common	excess of	Accumulated	stockholders’
	preferred stock	stock	par value	(deficit)	equity

Balances at January 31, 2005	$—	$90,845	$35,002,961	$(29,381,651)	$5,712,155
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	750	87,341	—	88,091
Net earnings	—	—	—	2,551,072	2,551,072

Balances at January 31, 2006	—	91,595	35,090,302	(26,830,579)	8,351,318
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	519	84,799	—	85,318
Share-based compensation expense	—	—	111,137	—	111,137
Net earnings	—	—	—	96,461	96,461

Balances at January 31, 2007	—	92,114	35,286,238	(26,734,118)	8,644,234
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	489	113,342	—	113,831
Share-based compensation expense	—	—	142,642	—	142,642
FIN 48 tax adjustment	—	—	—	27,791	27,791
Net (loss)	—	—	—	(735,562)	(735,562)

Balances at January 31, 2008	$—	$92,603	$35,542,222	$(27,441,889)	$8,192,936

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2007	2006	2005

Operating activities:
Net earnings (loss)	$(735,562)	$96,461	$2,551,072
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,189,981	1,819,233	1,470,659
Loss on sale of fixed assets	16,510	—	—
Share-based compensation expense	142,642	111,137	—
Net deferred income taxes	—	—	(897,000)
Change in allowance for doubtful accounts	(100,000)	—	—
Cash provided by (used for) assets and liabilities:
Accounts, contract and installment receivables	(373,060)	921,315	(1,808,739)
Other assets	(440,620)	(178,699)	10,385
Accounts payable	899,320	(436,177)	169,449
Accrued expenses	111,555	(909,653)	888,272
Deferred revenues	1,489,665	1,076,484	385,742

Net cash provided by operating activities	3,200,431	2,500,101	2,769,840

Investing activities:
Purchases of property and equipment	(715,053)	(610,353)	(867,620)
Proceeds from disposal of property and equipment	138,775	—	—
Capitalization of software development costs	(2,652,000)	(2,130,000)	(1,450,000)
Other	(66,537)	(77,720)	116,191

Net cash (used for) investing activities	(3,294,815)	(2,818,073)	(2,201,429)

Financing activities:
Proceeds from revolving credit facility	—	1,000,000	—
Repayment of long-term debt and revolving credit facility	(1,000,000)	(2,000,000)	—
Payment of capitalized leases	(147,051)	(84,951)	(203,356)
Exercise of stock options and stock purchase plan	113,831	85,318	88,091

Net cash (used for) financing activities	(1,033,220)	(999,633)	(115,265)

Increase (Decrease) in cash and cash equivalents	(1,127,604)	(1,317,605)	453,146
Cash and cash equivalents at beginning of year	3,316,614	4,634,219	4,181,073

Cash and cash equivalents at end of year	$2,189,010	$3,316,614	$4,634,219

Supplemental cash flow disclosures:
Interest paid	$27,832	$129,674	$148,338

Income taxes paid (refund)	$9,202	$66,537	$(27,972)

Leasehold improvements (included in property and equipment) paid for by the landlord as a lease inducement	$—	$—	$326,000

Capital lease	$—	$—	$267,237

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the third quarter of fiscal 2007, Streamline Health recorded a $100,000 favorable change in the estimate for the reserve for doubtful accounts. In the fourth quarter of fiscal year 2006, Streamline Health recorded a $100,000 favorable change in the estimate for miscellaneous reserves. In fiscal years 2005, 2006 and 2007, the Company made certain estimates of its future earnings before income taxes in determining the amount of the valuation allowance required for the deferred income tax assets relating to the net operating loss carry forward (See Note 4).

Revenue Recognition

Revenue is derived from: the licensing and sale of systems, either directly to end-users or through third-party resellers, comprising internally developed software, third-party software and hardware components; product support, maintenance and professional services; and application-hosting services that provide high quality, transaction or subscription based document imaging/management services from a central data center. Streamline Health’s revenue recognition policies conform to Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, SAB 104 Revenue Recognition and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Generally, revenue from software license fees and hardware sales to end-users is recognized when a master agreement is signed and products are made available to end-users. Revenues from agreements that contain multiple-element arrangements are allocated to the various elements based on the fair value of the specific elements. Revenues related to routine installation and integration and project management are deferred until the work is performed. Streamline Health follows this method since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Revenues from consulting, education, and application-hosting services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of revenues are classified as deferred revenues. Revenues recognized prior to progress billings to customers are recorded as contract receivables.

Cash

Cash includes demand deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables

Accounts and contract receivables are comprised of amounts owed Streamline Health for licensed software, professional services, including maintenance services and application-hosting activities and are net of an allowance for doubtful accounts of $100,000 at January 31, 2008 and $200,000 at January 31, 2007. Contracts with individual customers and resellers determine when receivables are due. In determining the allowance for doubtful accounts, each unpaid receivable is reviewed quarterly with the appropriate Streamline Health Client Manager to determine the payment status based upon the most currently available information as to the status of the receivables, the customer comments, if any, and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by Streamline Health to resolve open issues related to unpaid receivables. During these quarterly reviews, Streamline Health determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its customers or resellers to make required payments.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method, over the estimated useful lives of the related assets. Estimated useful lives are as follows:

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

Depreciation expense for property and equipment in 2007, 2006, and 2005 was $663,314, $735,897, and $670,655, respectively.

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

Capitalized Software Development Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Streamline Health capitalized approximately $2,652,000, $2,130,000, and $1,450,000 in 2007, 2006 and 2005, respectively.

Research and development expense, net of capitalized amounts, was $3,132,809, $2,716,163, and $2,733,293 in 2007, 2006 and 2005, respectively.

Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences at the beginning of the year following when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense was approximately $1,527,000, $1,083,000, and $800,000 in 2007, 2006, and 2005, respectively.

Other non-current assets

Other non-current assets at January 31, 2008 and 2007 consist primarily of deferred tax assets (See Note 4).

Accrued Other Expenses

The accrued other expenses at January 31, 2008, and 2007 include warranty reserves, accrued franchise and property taxes, professional fees and other liabilities.

Income Taxes

The provisions for income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company must then assess the likelihood that the deferred tax asset will be recovered from future taxable income and to the extent that the Company believes recovery is not likely; the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance in the period; the Company must include an expense within the tax provision in the statement of operations. The Company considered future taxable income in assessing the need for this valuation allowance.

The Company adopted Financial Accounting Standards Board Interpretation No, 48, Accounting for Uncertainties in Income Taxes (FIN 48), an interpretation of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109) on February 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination.

Stock Options and Stock Appreciation Rights

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of financial accounting and reporting for stock-based compensation plans. Streamline Health elected to continue to account for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, adopted the disclosure only provisions of Statement 123 in fiscal year 2005. No stock-based compensation cost is reflected in the net earnings for fiscal year 2005, as all options granted under the plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant. The table below illustrates the effect on net earnings and earnings per share as if Streamline Health had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, to stock-based employee compensation.

The Company adopted the revised standards of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation, effective the first quarter of fiscal year 2006, which requires expensing the fair value of the equity awards. The Company elected to adopt the Modified-Prospective Transition method. Under this method, the Company is required to recognize compensation cost for share-based payments based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. As a result of adopting Statement 123(R) on February 1, 2006, the Company incurred total additional annual compensation expense of $142,642 in 2007 and $111,137 in 2006, respectively. The fair value of the 2007 and 2006 stock-based compensation was estimated at the date of grants using a Black-Scholes option pricing model with the following weighted average assumptions for both fiscal years: risk-free interest rate of 4.25%, a dividend yield of zero percent; a weighted average volatility factor of the expected market price of Streamline Health’s Common Stock of .793 (in 2007) and .823 (in 2006), and a weighted average expected life of stock options of five years and a forfeiture rate of zero. Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

At January 31, 2008 Streamline Health had two stock-based compensation plans, which are more fully disclosed in Note 7 of the Notes to Consolidated Financial Statements.

Pro forma information regarding the net earnings and net earnings per common share is required by Statement 123 for fiscal year 2005 and has been determined as if Streamline Health had accounted for its stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for fiscal year 2005: risk-free interest rate of 4.25%; a dividend yield of zero percent; a volatility factor of the expected market price of Streamline Health’s Common Stock of .842, and a weighted average expected life of the options of five years.

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

2005 — Net earnings, as reported	$2,551,072
Deduct: Total stock based compensation expense determined under the fair value based method for all awards, net of related tax effects	(74,227)

Pro forma net earnings	$2,476,845

Earnings per share:
Basic — as reported	$.28

Basic — pro forma	$.27

Diluted — as reported	$.27

Diluted — pro forma	$.26

Net Earnings (loss) Per Common Share

The net earnings (loss) per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. The basic net earnings (loss) per common share are computed based on the weighted average number of common shares outstanding during each period. The diluted net earnings per common share reflects the potential dilution that could occur if Stock Options, Stock Purchase Plan commitments and Warrants were exercised into Common Stock, under certain circumstances, that then would share in the earnings of Streamline Health.

The following is the calculation of the basic and diluted net earnings per share of common stock.

	Fiscal Year
	2007	2006	2005

Net earnings (loss)	$(735,562)	$96,461	$2,551,072

Average shares outstanding used in basic per common share computations	9,234,313	9,195,415	9,121,369
Stock options	—	428,976	631,271
Warrants assumed converted	—	750,000	750,000
Assumed treasury stock buyback	—	(652,045)	(1,077,590)
Convertible redeemable preferred stock assumed converted	—	—	—

Number of average shares used in diluted per common share computation	9,234,313	9,722,346	9,425,050

Basic net earnings (loss) per share of common stock	$(.08)	$.01	$.28

Diluted net earnings (loss) per share of common stock	$(.08)	$.01	$.27

The diluted earnings per share for the fiscal year 2007, exclude the effect of all outstanding Stock Options and Warrants because the inclusion would be antidilutive.

The diluted earnings per share for the fiscal year 2006, exclude the effect of 32,524 outstanding Stock Options because the inclusion would be antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The diluted earnings per share for the fiscal year 2005, exclude the effect of 40,000 outstanding Stock Options because the inclusion would be antidilutive.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” which replaces SFAS No. 141, “Business Combinations.” This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) is to be used for all business combinations and that an acquirer is identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will implement SFAS No. 141(R) for any business combinations occurring at or subsequent to February 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statements.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008 with retrospective application. The Company has determined there should be no impact on its financial statements by adopting SFAS No. 160.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure, at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement will be effective as of the beginning of the first quarter of fiscal 2008, although earlier adoption is permitted. The Company does not anticipate the adoption of SFAS No. 159 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a cumulative-effect adjustment recorded to the beginning balance of retained earnings. As a result of the implementation of FIN 48, the Company recognized a $27,791 adjustment to increase the beginning balance of retained earnings on the Company’s balance sheet. For further information on the Company’s income taxes see Note 4 of Notes to Consolidated Financial Statements.

2.	Operating Leases

Streamline Health rents office and data center space and equipment under noncancelable operating leases that expire at various times through fiscal year 2010. Future minimum lease payments under noncancelable operating leases for the next three fiscal years are as follows: 2008, $426,769; 2009, $380,738; 2010, $176,938 each year. Rent expense was approximately $415,000, $350,000, and $287,000 for fiscal years 2007, 2006, and 2005, respectively. In February 2005, Streamline Health entered into a sixty-six month lease for office space. In connection with the lease, the property owner provided a $326,000 build out allowance. As a further inducement to rent the facilities, the owner provided the Company with the use of the premises for six months rent free. The Company pays a base rent and a proportional amount of the building operating expenses, currently estimated at approximately $332,000 per year. The lease has no renewal provisions and predetermined increases in the base rent in 2009.

3.	Long-term Debt and Capitalized Leases

On January 7, 2008, Streamline Health, Inc., a wholly owned subsidiary of Streamline Health Solutions, Inc., entered into a new temporary revolving loan agreement with the Fifth Third Bank, Cincinnati, OH, in the principal amount of $500,000. The interest rate on amounts borrowed will accrue at a variable rate from the Prime Rate to the Prime Rate plus 3%, (or an effective rate of 9% at January 31, 2008) based on the ratio of the funded indebtedness to the trailing twelve months earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement contains other covenants including; Minimum Tangible Net Worth, Fixed Charge Coverage Ratio and Funded Indebtedness to EBITDA. The Company was in compliance with all of the covenants at January 31, 2008 and had the ability to borrow up to $500,000 on the facility. The loan is guaranteed by the Registrant and is secured by a first lien on all of the assets of the Registrant and its subsidiary. This new temporary facility expires on April 30, 2008, and replaces the previous Revolving Loan Facility entered into in January 2007 with the Fifth Third Bank. Currently the Company is soliciting proposals from additional lenders, and expects to enter into a new longer term agreement prior to April 30, 2008.

At January 31, 2008, the Company had the ability to utilize $500,000 of the line of credit. The Company pays a commitment fee on the unused portion of the facility of .35%. The Company has to date, not borrowed any funds under its working capital facility.

In 1998, Streamline Health issued a $6,000,000 note. In connection with the issuance of the note, Streamline Health issued Warrants to purchase 750,000 shares of Common Stock of Streamline Health at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.

During fiscal year 2005, Streamline Health acquired computer equipment for the application-hosting services data center, which are accounted for as capitalized leases. The amount of the computer equipment leased assets was $267,237. The lease was payable monthly in installments of $8,192, through August 2008. The capitalized lease was paid in full during fiscal year 2007.

Total depreciation and amortization expense on assets under capital leases was $27,837 in 2007, $66,809 in 2006, and $164,646 in 2005.

4.	Income Taxes

In 2005, Streamline Health was subject to Alternative Minimum Taxes.

The Company adopted FIN 48 as of February 1, 2007, as required. As a result of the implementation of FIN 48, the changes to the Company’s reserve for uncertain tax positions was accounted for as a $27,791 adjustment to increase the beginning balance of retained earnings on the Company’s balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax benefit (provision) for income taxes differs from the Federal statutory rate as follows:

	Fiscal Year
	2007	2006	2005

Federal tax (expense) benefit at Statutory rate	$246,215	$(43,398)	$(572,461)
Current state and local taxes, net of federal benefit	7,527	(28,224)	(2,673)
Change in valuation allowance	(256,800)	37,943	1,384,351
Other	(8,342)	2,499	58,144

	$(11,400)	$(31,180)	$867,361

Income taxes consist of the following:

	Fiscal Year
	2007	2006	2005

Federal tax expense:
Current	$—	$—	$(25,589)
Deferred	—	—	881,882

	—	—	856,293

State tax expense:
Current	(11,400)	(31,180)	(4,050)
Deferred	—	—	15,118

	(11,400)	(31,180)	11,068

Federal and state income tax (expense) benefit	$(11,400)	$(31,180)	$867,361

Streamline Health provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences are as follows:

	Fiscal Year
	2007	2006

Deferred tax assets:
Net operating loss carry forwards	$10,092,028	$9,826,988
Accounts payable and accrued liabilities	202,622	243,571
Property and equipment	72,536	39,811
Other	73,565	73,581

	10,440,751	10,183,951
Less valuation allowance	(8,565,751)	(8,308,951)

Net deferred tax assets	1,875,000	1,875,000
Deferred tax liabilities:	—	—

Net deferred tax asset	$1,875,000	$1,875,000

As of January 31, 2008, Streamline Health increased the valuation allowance for the deferred tax assets primarily related to the carry forward by $256,800 based upon reasonable future earnings before income tax projections. A valuation allowance of $8,565,751 is still required to reduce the deferred tax assets, primarily relating to loss carry forwards, to a level currently believed will be utilized to offset future earnings before income taxes based upon the current backlog and forecasts over the next two years. The valuation allowance is required due to the inability to predict on a longer term basis that Streamline Health will “more likely than not” attain levels of profitability required to utilize additional loss carry forwards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 31, 2008, Streamline Health had a net operating loss carry forward of approximately $29,000,000, which begins to expire in 2013. Streamline Health also has an Alternative Minimum Tax credit carry forward of approximately $74,000, which has an unlimited carry forward period. Certain changes in stock ownership can result in a limitation on the amount of net operating loss carry forward that can be utilized each year.

5.	Retirement Plan

Streamline Health has established a 401(k) retirement plan that covers all employees. Company contributions to the plan may be made at the discretion of the Board of Directors. Effective February 1, 2006, the Company began to match 100% up to the first 4% of compensation deferred by each employee in the 401(k) plan. The total compensation expense for this matching contribution was $322,536 in 2007 and $291,719 in 2006.

6.	Major Customers

During fiscal year 2007, three customers, exclusive of our remarketing partners, accounted for 12%, 7%, and 5% of total revenues. During fiscal year 2006, three customers, exclusive of our remarketing partners, accounted for 11%, 8%, and 7% of total revenues. During fiscal year 2005, three customers, exclusive of our remarketing partners, accounted for 18%, 11%, and 10% of total revenues.

During fiscal years 2007, 2006 and 2005 our major remarketing partner accounted for 38%, 28% and 12%, respectively of out total revenues.

At January 31, 2008 and 2007, 48% and 38%, respectively, of Streamline Health’s accounts receivable were due from three customers excluding remarketing partners. At January 31, 2008 and 2007 approximately, 29% and 20%, respectively, of Streamline Health’s accounts receivables were due from remarketing partners.

7.	Stock-based Compensation Plans

As discussed in note 1, effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation. Streamline Health’s 1996 Employee Stock Option Plan authorized the grant of options to employees for Streamline Health’s Common Stock. The options granted have terms of ten years or less and generally vest and become fully exercisable ratably over three years of continuous employment from the date of grant. At January 31, 2008, options to purchase 269,000 shares of Streamline Health’s Common Stock have been granted and are outstanding under the Plan. No more options can be granted under this Plan.

Streamline Health’s 1996 Non-Employee Directors Stock Option Plan authorized the grant of options for shares of Streamline Health’s Common Stock. The options granted have terms of ten years or less, and vest and become fully exercisable ratably over three years of continuous service as a Director from the date of grant. At January 31, 2008, options to purchase 15,000 shares of Streamline Health Common Stock have been granted and are outstanding under the Plan. No more options can be granted under this Plan.

In May 2005, the shareholders approved the 2005 Incentive Compensation Plan which authorizes the Company to issue up to 1,000,000 equity awards (Stock Options, Stock Appreciation Rights (“SAR’s”), and Restricted Stock) to directors and employees of the Company. At January 31, 2008, Options to purchase 125,000 shares of Streamline Health Common Stock have been granted and are outstanding under the Plan.

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

There are no SAR’s outstanding under the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of Streamline Health’s stock option activity and related information is as follows:

	Fiscal Year
	2007		2006		2005
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Options	price	Options	price	Options	price

Outstanding — beginning of year	461,500	$2.50	476,167	$2.76	536,942	$3.01
Granted	40,000	3.79	45,000	5.74	50,000	2.91
Exercised	(31,500)	1.64	(24,667)	.97	(63,000)	.97
Expired	(61,000)	4.04	(35,000)	11.61	—	—
Forfeited	—	—	—	—	(47,775)	8.08

Outstanding — end of year	409,000	2.46	461,500	2.50	476,167	2.76

Exercisable — end of year	322,334	$1.97	373,169	$2.04	430,833	$2.78

Aggregate intrinsic value of outstanding options at year end	$1,083,850
Aggregate intrinsic value of exercisable options at year end	$854,212

Weighted average fair value of options granted during year	$2.51		$3.31		$2.91

Total intrinsic value of Options exercised during the year	$83,475		$139,122		$441,077

The following table summarizes the options as of January 31, 2008:

Options		Weighted average		Approximate
Outstanding	Exercisable	exercise price		remaining life in years

409,000	322,334	$1.97	(1)	2

(1)	The exercise prices range from $0.53 to $6.03, of which 201,500 shares are between $0.53 and $1.95 per share, 162,500 shares are between $2.09 and $4.42 per share, and 45,000 shares are between $5.17 and $6.03 per share.

		Weighted
		average
		Grant-date
Nonvested Shares	Shares	Fair Value

Balance Beginning of year	88,331	3.00
Granted	40,000	2.51
Vested	(41,665)	2.80
Forfeited	—	—
Balance End of year	86,666	2.82

At January 31, 2008, there was approximately $182,000 of compensation cost that has not yet been recognized related to nonvested stock-based awards. That cost is expected to be recognized over a remaining weighted average period of three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of Streamline Health’s Stock Appreciation Rights (SAR’s) is as follows:

	2007	2006

Outstanding — beginning of year	—	25,000
Granted	—	—
Exercised	—	—
Expired	—	(25,000)

Outstanding — end of year	—	—

Weighted average grant price	—	—

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

Cash received from exercise of options and the employee stock purchase plan was $113,831, $85,318 and $88,091, respectively, in 2007, 2006 and 2005.

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

Streamline Health has an Employee Stock Purchase Plan under which employees may purchase up to 500,000 shares of Common Stock. Under the plan, eligible employees may elect to contribute, through payroll deductions, up to 10% of their base pay to a trust during any plan year, July 1 through June 30, of the following year. At June 30 of each year, the plan issues for the benefit of the employees shares of Common Stock at the lesser of (a) 85% of the Fair Market Value of the Common Stock on July 1, of the prior year, or (b) 85% of the Fair Market Value of the Common Stock on June 30, of the current year. At January 31, 2008, 321,909 shares remain that can be purchased under the plan.

During fiscal year 2007, 17,421 shares were purchased at the price of $3.56 per share; 2006, 27,191 shares were purchased at the price of $2.26 per share; 2005, 12,006 shares were purchased at the price of $2.26 per share.

The purchase price at June 30, 2008, will be 85% of the lower of (a) the closing price on July 2, 2007 ($4.07) or (b) 85% of the closing price on June 30, 2008.

9.	Commitments and Contingencies

Maintenance Agreements, Warranties, and Indemnities

Streamline Health warrants to customers that its software will meet certain performance requirements for an initial limited warranty period. Streamline Health has maintenance agreements to provide services in future periods after the expiration of the initial limited warranty period. Streamline Health invoices customers in accordance with the agreements and records the invoicing as deferred revenues and recognizes the revenues ratably over the term of the maintenance agreements. Streamline Health’s standard agreements with its customers usually include

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intellectual property infringement indemnification provisions to indemnify them from and against third-party claims, and for liabilities, damages, and expenses arising out of Streamline Health’s operation of its business or any negligent act or omission of Streamline Health. At January 31, 2008 and 2007, Streamline Health has a warranty reserve in the amount of $196,000 and $250,000, respectively.

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

Reserved Common Stock

Streamline Health has reserved 1,605,909 shares of the Common Stock authorized for issuance in connection with various Equity Award Plans and the Employee Stock Purchase Plan, and 750,000 shares for the Warrants issued in connection with the 1998 long-term debt, which warrants will expire, if not exercised, on July 16, 2008.

Litigation

There are, from time to time, claims pending against Streamline Health Solutions, Inc. and its subsidiary. Based on a review of such litigation with legal counsel, Streamline Health believes any resulting liability would not have a material affect on Streamline Health’s consolidated financial position or results of operations.

10.	Quarterly Results of Operations (Unaudited)

The following sets forth selected quarterly financial information for fiscal years 2007, 2006, and 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Information have been included.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2007
	(In thousands, except per share data)

Revenues	$3,779	$3,203	$3,944	$5,637	$16,563
Gross profit	1,777	1,299	2,137	3,264	8,477
Operating profit (loss) (f) (g)	(447)	(1,054)	16	781	(704)
Net earnings (loss) (f) (g)	(443)	(1,071)	3	776	(736)
Basic net (loss) earnings per share (a)	(.05)	(.12)	.00	.08	(.08)
Diluted net (loss) earnings per share (a)	(.05)	(.12)	.00	.08	(.08)
Weighted average shares outstanding outstanding	9,211	9,225	9,245	9,254	9,234
Stock Price (b)
High	$5.80	$5.00	$3.88	$4.00	$5.80
Low	$3.54	$3.30	$2.57	$1.75	$1.75
Quarter and year-end close	$4.72	$3.80	$2.94	$2.65	$2.65
Cash dividends declared (c)	$—	$—	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2006

Revenues	$3,848	$4,583	$3,592	$3,844	$15,867
Gross profit	2,104	2,502	1,864	2,230	8,700
Operating profit (loss) (e) (f)	(71)	240	(297)	310	182
Net earnings (loss) (e) (f)	(80)	214	(334)	296	96
Basic net (loss) earnings per share (a)	(.01)	.02	(.04)	.03	.01
Diluted net (loss) earnings per share (a)	(.01)	.02	(.04)	.03	.01
Weighted average shares outstanding outstanding	9,168	9,190	9,211	9,211	9,195

Stock Price (b)
High	$8.70	$7.49	$5.81	$6.00	$8.70
Low	$6.55	$4.51	$4.78	$4.91	$4.51
Quarter and year-end close	$6.95	$5.71	$5.13	$5.64	$5.64
Cash dividends declared (c)	$—	$—	$—	$—	$—

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2005

Revenues	$2,697	$4,066	$3,164	$6,200	$16,127
Gross profit	1,404	2,419	1,664	4,203	9,690
Operating profit (loss)	(254)	547	(463)	1,908	1,738
Net earnings (loss) (d)	(277)	519	(454)	2,763	2,551
Basic net (loss) earnings per share (a)	(.03)	.06	(.05)	.30	.28
Diluted net (loss) earnings per share (a)	(.03)	.06	(.05)	.29	.27
Weighted average shares outstanding outstanding	9,087	9,108	9,131	9,153	9,121

Stock Price (b)
High	$5.18	$3.25	$6.38	$7.00	$7.00
Low	$2.62	$2.65	$2.53	$3.51	$2.53
Quarter and year-end close	$3.29	$2.90	$4.26	$7.00	$7.00
Cash dividends declared (c)	$—	$—	$—	$—	$—

(a)	Quarterly amounts may not be additive.

(b)	Obtained from The NASDAQ Stock Market, Inc.

(c)	Streamline Health has not paid a dividend on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

(d)	Includes, in the fourth quarter of fiscal year 2005, an $897,000 favorable change in a reduction of the valuation allowance for deferred taxes.

(e)	Includes in the fourth quarter of fiscal year 2006, a $100,000 favorable change in the estimate for miscellaneous reserves.

(f)	As a result of adopting Statement 123(R) on February 1, 2006, the Company incurred total additional annual compensation expense of $142,642 in 2007 and $111,137 in 2006, respectively.

(g)	Includes in the third quarter of fiscal year 2007, a $100,000 favorable change in the allowance for doubtful accounts.

Schedule II

Valuation and Qualifying Accounts and Reserves

Streamline Health Solutions, Inc.
For the three years ended January 31, 2008

		Additions
	Balance at	Charged to	Charged to
	Beginning	costs and	Other		Balance at
Description	of Period	Expenses	Accounts	Deductions	End of Period
	(In thousands)

Year ended January 31, 2008:
Allowance for doubtful accounts	$200	$—	$—	$(100)	$100
Warranty reserve	250	—	—	(54)	196
Year ended January 31, 2007:
Allowance for doubtful accounts	200	—	—	—	200
Warranty reserve	250	—	—	—	250
Year ended January 31, 2006:
Allowance for doubtful accounts	200	—	—	—	200
Warranty reserve	250	—	—	—	250

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

By letter dated November 13, 2007, Ernst & Young LLP informed the Chairman of the Audit Committee of the Company that Ernst & Young LLP would resign as the independent registered public accounting firm for the Company upon the completion of its review of the Company’s financial statements for the interim period ended October 31, 2007 and the services of Ernst & Young LLP to the Company would cease at that time.

The reports of Ernst & Young LLP on the Company’s consolidated financial statements for the fiscal years ended January 31, 2007 and 2006 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle.

In connection with the Company’s audits for the fiscal years ended January 31, 2007 and 2006, the Company has had no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ernst & Young LLP would have caused it to make reference thereto in its report on the consolidated financial statements of the Company for such years.

During the Company’s fiscal years ended January 31, 2007 and 2006 and through the date of the resignation of Ernst &Young, LLP, the Company has had no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided a copy of the above disclosures to Ernst & Young LLP. Ernst & Young LLP furnished the Company with a letter dated November 16, 2007 addressed to the Securities and Exchange Commission stating that it agrees with the above statements

Prior to the resignation of Ernst & Young LLP, the Company’s Audit Committee had initiated a process of soliciting proposals from independent registered public accounting firms, including Ernst & Young LLP, for the audit of the January 31, 2008 Financial Statements to be included in the Form 10-K for the fiscal year then ended.

Subsequent to the termination of Ernst & Young, LLP, the Company engaged BDO Seidman, LLP as its new Independent Registered Public Accounting Firm effective January 7, 2008.

During the Company’s two most recent fiscal years and through the date of this report, the Company has not consulted with BDO Seidman, LLP regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that BDO Seidman, LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A	Controls and Procedures

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Streamline Health’s senior management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Streamline Health’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, Streamline Health’s management, including the Chief Executive and Chief Financial Officer, concluded that there is reasonable assurance that Streamline Health’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no material changes in Streamline Health’s internal control or in the other controls during the quarter ended January 31, 2008 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting. Management’s Report on Internal Controls over Financial Reporting is incorporated herein from Item 8 of this report.

Item 9B	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Goverance

The information required by Items 401, 405 and 407(c)(3),(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from Streamline Health’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 21, 2008 from the information appearing under the captions “Election of Directors”, “Board of Directors meetings and Committees” “Stock Ownership by Certain Beneficial Owners and Management”, and “Compliance with Section 16(a) of the Exchange Act”. Certain information regarding Streamline Health’s Executive Officers is set forth in Part I, of this Form 10-K under the caption “Executive Officers of the Registrant.”

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

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference from Streamline Health’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 21, 2008 from the information appearing under the captions “Executive Compensation”, except that the information required by Item 407(e)(5) of Regulation S-K which appears within such caption under the subheading “Compensation Committee Report” is specifically not incorporated herein by reference into this Form 10-K or into any other filing by Streamline Health under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12.	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference from Streamline Health’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 21, 2008 from the information appearing under the caption “Stock Ownership by Certain Beneficial Owners and Management”.

Securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K are as follows:

	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan category	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	409,000(1, 2 & 3)	$2.46	875,000(3 & 4)

Total	409,000(1, 2 & 3)	$2.46	875,000(3 & 4)

(1)	Includes 15,000 options that can be exercised under the 1996 non-employee Director’s Stock Option Plan and 269,000 options that can be exercised under the 1996 Employee Stock Option Plan.

(2)	Includes 125,000 options that can be exercised by directors under the 2005 Incentive Compensation Plan.

(3)	Excludes 321,909 shares that can be issued under the 1996 Employee Stock Purchase Plan, which is more fully described in footnote 8 of the enclosed Notes to Consolidated Financial Statements.

(4)	Excludes Warrants issued in connection with the 1998 Long-term debt to acquire 750,000 shares at $3.87, which is more fully described in footnote 3 of the enclosed Notes to Consolidated Financial Statements. See ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Long-term Debt for additional information.

(5)	The Company does not have any equity compensation plans that have not been approved by the Company’s Stockholders.

Item 13.	Certain Relationships, Related Transactions and Directors Independence

The information required by Item 404 and 407(a) of Regulation S-K is incorporated herein by reference from Streamline Health’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 21, 2008 from the information appearing under the captions “Transactions with relates persons, promoters, and certain control persons” and “Board of Directors Meetings and Committees”.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees for the Company for the fiscal years 2007 and 2006 for audit and other services provided by Streamline Health by, BDO Seidman, LLP and Ernst & Young LLP, respectively.

	2007	2006

Audit Fees	$112,000	$116,000
Audit-Related Fees	—	—
Tax Fees	35,000	36,400
All Other Fees	—	45,000

Total Fees	$147,000	$197,400

The Company has engaged BDO Seidman, LLP and previously Ernst & Young, LLP to provide tax consulting and compliance services and consulting services regarding the internal control audit related requirements of the Sarbanes-Oxley Act, in addition to the audit of the financial statements. The Company’s Audit Committee has considered whether the provision of the tax and consulting services is compatible with maintaining the independence of BDO Seidman, LLP and Ernst & Young LLP. All fees to BDO Seidman, LLP and Ernst & Young LLP are pre-approved by the Audit Committee of the Board of Directors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

(a)1. The financial statements listed in ITEM 8 in the Index to Consolidated Financial Statements on page 35 are filed as part of this report.

(a)2. The Financial Statement Schedule on page 56 is filed as part of this report.

(b). Exhibits

See Index to Exhibits on page 61 of this report.

The exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Streamline Health Solutions, Inc.

By:	/s/ J. Brian Patsy
J. Brian Patsy
Chief Executive Officer

DATE: April 2, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ J. Brian Patsy J. Brian Patsy	Chief Executive Officer And Director (Principal Executive Officer)	April 2, 2008

/s/ Jonathan R. Phillips Jonathan R. Phillips	Director	April 2, 2008

/s/ Edward J. VonderBrink Edward J. VonderBrink	Director	April 2, 2008

/s/ Richard C. Levy Richard C. Levy, M.D.	Director	April 2, 2008

/s/ Andrew L. Turner Andrew L. Turner	Director	April 2, 2008

/s/ Paul W. Bridge, Jr. Paul W. Bridge, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2008

INDEX TO EXHIBITS

EXHIBITS

Exhibit No.	Description of Exhibit

3.1(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. (Previously filed with the Commission and incorporated herein by reference from, the Registrant’s (LanVision System, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
3.1(b)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., amendment No. 1. (Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on September 8, 2006.)
3.2	Bylaws of Streamline Health Solutions, Inc. (Previously filed with the Commission and incorporated herein by reference from, the Registrant’s Form 10-Q, as filed with the Commission on June 5, 2007.)
3.3	Certificate of the Designations, Powers, Preferences and Rights of the Convertible Preferred Stock (Par Value $.01 Per Share) of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
4.1	Specimen Common Stock Certificate of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
4.2	Specimen Preferred Stock Certificate of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
4.3	Revolving Note, and associated documents, dated January 7, 2008, between Streamline Health, Inc. (a wholly owned subsidiary of the Registrant) and the Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 and 10.2 of the Registrant’s Form 8-K, as filed with the Commission on January 8, 2008.)
10.1#	Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Employee Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10.2(a)#	Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10.2(b)#	First Amendment to Streamline Health Solutions, Inc. f/k/a/LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 4.1(b) of, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-8, file number 333-20765, as filed with the Commission on January 31, 1997.)
10.2(c)#	Second Amendment to Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, Amendment No. 1 to the Registrant’s (LanVision Systems, Inc.) Statement on Form S-8, file number 333-20765, as filed with the Commission on March 1, 2001.)
10.3#	Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Employee Stock Purchase Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc. ) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10.4#	2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on May 26, 2005.)

Exhibit No.	Description of Exhibit

10.5#	Employment Agreement between Streamline Health, Inc. f/k/a LanVision, Inc. and Donald E. Vick effective December 3, 1996. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.5 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2002, as filed with the Commission on April 29, 2002.)
10.5(a)#	Amendment No. 1 to the Employment Agreement between Streamline Health, Inc. f/k/a LanVision, Inc. and Donald E. Vick effective January 27, 2006 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.4 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on January 31, 2006.)
10.6#	Employment Agreement among Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., Streamline Health, Inc. f/k/a LanVision, Inc. and Paul W. Bridge, Jr., effective February 1, 2004 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 10-Q for the fiscal quarter ended July 31, 2004, as filed with the Commission on September 10, 2004.)
10.6(a)#	Amendment No. 1 to the Employment Agreement between Streamline Health, Inc. f/k/a LanVision, Inc. and Paul W. Bridge, Jr. effective January 27, 2006 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.3 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on January 31, 2006.)
10.7#	Employment Agreement among Streamline Health, Inc. f/k/a/ LanVision Systems, Inc., Streamline Health, Inc. f/k/a LanVision, Inc. and J. Brian Patsy effective February 1, 2003 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.7 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2004, as filed with the Commission on April 8, 2004.)
10.7(a)#	Amendment No. 1 dated January 27, 2005 to the Employment Agreement among J. Brian Patsy, Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. and Streamline Health Inc. f/k/a LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on February 1, 2005.)
10.7(b)#	Amendment No. 2 dated January 27, 2006 to the Employment Agreement among J. Brian Patsy, Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. and Streamline Health, Inc. f/k/a LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on January 31, 2006.)
10.8(a)#	Employment Agreement among Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc., Streamline Health, Inc. f/k/a LanVision, Inc. and Joseph O. Brown, II, effective February 1, 2004. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 10-Q, as filed with the Commission on December 7, 2007.)
10.8(b)#	Amendment No. 1 dated November 27, 2007 to the Employment Agreement among Joseph O Brown, II, Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. and Streamline Health, Inc. f/k/a LanVision, Inc.***
10.9#	Employment agreement between Streamline Health, Inc. and Gary M. Winzenread effective June 18, 2007. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 10-Q, as filed with the Commission on December 7, 2007.)
10.10(a)	Lease for office space between Streamline Health, Inc. f/k/a LanVision, Inc. (a wholly owned subsidiary) and The Western and Southern Life Insurance Company dated July 30, 2004 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 10-Q for the fiscal quarter ended July 31, 2004, as filed with the Commission on September 10, 2004.)
10.10(b)	Registrant’s Guarantee of Lease Agreement between Streamline Health, Inc. f/k/a LanVision, Inc. and The Western and Southern Life Insurance Company (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 10-Q for the fiscal quarter ended July 31, 2004, as filed with the Commission on September 10, 2004.)

Exhibit No.	Description of Exhibit

10.10(c)	First Amendment to Lease and Acceptance of Delivery to the Lease for office space between Streamline Health, Inc. f/k/a LanVision, Inc. (a wholly owned subsidiary) and The Western and Southern Life Insurance Company, effective January 31, 2005. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 11.11(c) of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2005, as filed with the Commission on April 8, 2005.)
10.11(a)**	Reseller Agreement between IDX Information Systems Corporation and Streamline Health, Inc. f/k/a LanVision, Inc. entered into on January 30, 2002. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.11 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2002, as filed with the Commission on April 29, 2002.)
10.11(b)	First Amendment to the Reseller Agreement between IDX Information Systems Corporation and Streamline Health, Inc. f/k/a LanVision, Inc. entered into on January 30, 2002 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s (LanVision Systems, Inc.) Form 10-Q for the quarter ended April 30, 2002, as filed with the Commission on June 4, 2002.).
10.12	Form of Indemnification Agreement for all directors and officers. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on June 7, 2006.
10.13#	Schedule of Directors Compensation (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.14 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2005, as filed with the Commission on April 8, 2005.)
11.1	Statement Regarding Computation of Per Share Earnings***
14.1	Code of Ethics (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 14.1 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2004, as filed with the Commission on April 8, 2004.)
21.1	Subsidiaries of the Registrant***
23.1	Consent of Independent Registered Public Accounting Firm — BDO Seidman, LLP***
23.2	Consent of Independent Registered Public Accounting Firm — Ernst & Young, LLP***
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

**	The Company has applied for Confidential Treatment of portions of this agreement with the Securities and Exchange Commission

***	Included herein

#	Management Contracts and Compensatory Arrangements.