Form 10-K/A
period 2008-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2008-05-13
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(AMMENDMENT NO. 1)
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
(continued)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPALANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K filed by Streamline Health Solutions, Inc. on April 7, 2008 (the Original Report”) is being filed solely to amend Exhibits 31.1 and 31.2 to the Original Report and does not affect any other items in the Original Report.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-31.2

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a)
SIGNATURES

STREAMLINE HEALTH SOLUTIONS, INC.

By:	/s/ Paul W. Bridge, Jr.

Chief Financial Officer

Date: 14 May 2008

EXHIBIT INDEX
The following is a list of exhibits filed as part of this Amendment No. 1 to the Annual Report on Form 10-K/A

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a)