Form 10-Q
period 2008-04-30
STREAMLINE HEALTH SOLUTIONS INC.
filed 2008-06-06
CIK 1008586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of June 1, 2008: 9,260,320.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets

	(Unaudited)	(Audited)
	April 30,	January 31,
	2008	2008
Current assets:
Cash	$1,246,151	$2,189,010
Accounts receivable, net of allowance for doubtful accounts of $100,000, respectively	1,763,443	2,832,852
Contract receivables	1,456,801	1,833,842
Prepaid hardware and third party software for future delivery	562,181	484,247
Prepaid other, including prepaid customer maintenance contracts	687,406	501,803
Deferred tax asset	185,000	185,000

Total current assets	5,900,982	8,026,754

Property and equipment:
Computer equipment	2,423,579	2,235,104
Computer software	1,147,123	1,086,691
Office furniture, fixtures and equipment	736,441	731,346
Leasehold improvements	574,257	574,257

	4,881,400	4,627,398
Accumulated depreciation and amortization	(3,323,950)	(3,153,675)

	1,557,450	1,473,723

Capitalized software development costs, net of accumulated amortization of $7,162,568 and $6,643,235, respectively	5,259,361	4,878,694
Other, including deferred taxes of $1,690,000, respectively	1,730,431	1,720,114

	$14,448,224	$16,099,285

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Liabilities and Stockholders’ Equity

	(Unaudited)	(Audited)
	April 30,	January 31,
	2008	2008
Current liabilities:
Accounts payable	$1,135,141	$1,518,682
Accrued compensation	423,168	536,599
Accrued other expenses	499,090	521,210
Deferred revenues	4,850,352	5,183,333

Total current liabilities	6,907,751	7,759,824

Non-current lease incentives	122,104	146,525
Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share 5,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,260,320 shares issued, respectively	92,603	92,603
Capital in excess of par value	35,582,276	35,542,222
Accumulated (deficit)	(28,256,510)	(27,441,889)

Total stockholders’ equity	7,418,369	8,192,936

	$14,448,224	$16,099,285

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended April 30,
(Unaudited)

	2008	2007
Revenues:
Systems sales	$309,491	$763,124
Services, maintenance and support	2,402,766	2,129,489
Application-hosting services	891,493	886,787

Total revenues	3,603,750	3,779,400

Operating expenses:
Cost of systems sales	750,971	783,307
Cost of services, maintenance and support	1,059,148	943,588
Cost of application-hosting services	288,191	275,429
Selling, general and administrative	1,599,423	1,417,334
Product research and development	719,255	806,455

Total operating expenses	4,416,988	4,226,113

Operating (loss)	(813,238)	(446,713)

Other income (expense):
Interest income	5,554	14,090
Interest expense	(438)	(10,689)

Loss before income taxes	(808,122)	(443,312)
Provision for income taxes	(6,500)	—

Net (loss)	$(814,622)	$(443,312)

Basic net (loss) per common share	$(.09)	$(.05)

Diluted net (loss) per common share	$(.09)	$(.05)

Number of shares used in per common share computations:
Basic	9,260,320	9,211,534

Diluted	9,260,320	9,211,534

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended April 30,
(Unaudited)

	2008	2007
Operating activities:
Net (loss)	$(814,622)	$(443,312)
Adjustments to reconcile net (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	689,609	555,212
Share-based compensation expense	40,054	29,998
Cash provided by (used for) assets and liabilities:
Accounts and contract receivables	1,446,450	267,514
Other current assets	(263,537)	(111,822)
Accounts payable and accrued expenses	(519,091)	(174,615)
Deferred revenues	(332,982)	(930,951)

Net cash provided by (used for) operating activities	245,881	(807,976)

Investing activities:
Purchases of property and equipment	(254,002)	(221,393)
Capitalization of software development costs	(900,000)	(499,998)
Other	(34,738)	(19,015)

Net cash (used for) investing activities	(1,188,740)	(740,406)

Financing activities:
Payment of long-term debt	—	(1,000,000)
Payment of capitalized leases	—	(22,167)
Exercise of stock options	—	2,938

Net cash (used for) financing activities	—	(1,019,229)

(Decrease) in cash	(942,859)	(2,567,611)
Cash at beginning of period	2,189,010	3,316,614

Cash at end of period	$1,246,151	$749,003

Supplemental cash flow disclosures:
Income taxes paid	$8,740	$7,893

Interest paid	$438	$4,705

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“Streamline Health® or the Company”) without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent Streamline Health Solutions, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009.
Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the Company’s significant accounting policies is presented beginning on page 43 of its fiscal year 2007 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during fiscal year 2008.
Note 3 — CHANGES IN BALANCE SHEET ACCOUNT BALANCES
The decrease in cash during the quarter results primarily from investing activities — primarily capitalized software and acquisition of fixed assets, mitigated somewhat by changes in working capital items.
The decrease in accounts receivable is the result of lower revenues during the quarter and a significant reduction in past due accounts in the current quarter when compared to the last quarter.
The increase in property and equipment is primarily the result of the acquisition of additional equipment to accommodate additional employees, upgrading of the data centers for internal operations and Application Hosting Services.

The increase in capitalized software development costs, net is the result of the development of the next generation of core software products and expanded work flow module development.
The decrease in accounts payable results primarily from the payment of invoices within normal trade terms.
The decrease in accrued compensation results primarily from a lower bonus accrual for the first quarter.
The decrease in deferred revenues reflects the normal amortization of prepaid maintenance payments received in fiscal year 2007, net of any additions in the first quarter of 2008.
Note 4 — EQUITY AWARDS
During the first quarter of the current fiscal year, the Company granted no equity awards. During the same period, no options were forfeited and no options were exercised under all plans during the quarter.
The Company adopted the standards of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, in fiscal year 2006, using the modified-prospective-transition method which requires expensing the fair value of the equity awards. The expense relating to the fair value of equity awards included in the first quarter of fiscal year 2008 and 2007 operating expenses amounted to $40,054 and 29,998, respectively. The increase reflects the amortization of the cumulative effect of option grants over the past three years.
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
The first quarter expense reflects the estimated minimum state expenses (amounts to be paid) in the various states in which the company does business notwithstanding the year to date loss.
Note 6 — EARNINGS PER SHARE
The basic (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.
The 2008 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options and warrants), as the inclusion thereof would be antidilutive. The Company had approximately 409,000 equity award shares and 750,000 warrant shares outstanding at April 30, 2008 that were not included in the diluted net (loss) per share calculation as the inclusion thereof would be antidilutive.
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

	Total	2008	2009	2010	2011
Operating leases	863,853	306,177	380,738	176,938	—

Note 8 — DEBT
On January 7, 2008, Streamline Health, Inc., a wholly owned subsidiary of Streamline Health Solutions, Inc., entered into a new revolving loan agreement with the Fifth Third Bank, Cincinnati, OH, in the principal amount of $500,000. The interest rate on amounts borrowed will accrue at a variable rate from the Prime Rate to the Prime Rate plus 3%, (or an effective rate of 9% at January 31, 2008) based on the ratio of the funded indebtedness to the trailing twelve months earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement contains other covenants including; Minimum Tangible Net Worth, Fixed Charge Coverage Ratio and Funded Indebtedness to EBITDA. The loan is guaranteed by the Registrant and is secured by a first lien on all of the assets of the Registrant and its subsidiary. The Company was in compliance with all of the covenants at April 30, 2008 and had the ability to borrow up to $500,000 on the facility. This facility was scheduled to expire on April 30, 2008, but was extended until July 30, 2008 while the Company is negotiating with several lenders for a larger multi year facility which it expects to enter into prior to July 30, 2008.

In 1998, Streamline Health issued a $6,000,000 note which was repaid in full in July, 2004. In connection with the issuance of the note, Streamline Health issued Warrants to purchase 750,000 shares of Common Stock of Streamline Health at $3.87 per share at any time through July 16, 2008. The Warrants are subject to customary antidilution and registration rights provisions.
Note 9 — WARRANTIES AND INDEMNITIES
Streamline Health provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, Streamline Health’s estimated warranty liability might need to be increased. Streamline Health bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions, which may be required to be granted to a customer, which result from performance issues. Streamline Health’s ASPeN application-hosting services guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. Streamline Health’s standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of Streamline Health’s operation of its business or any negligent act or omission of Streamline Health. To date, Streamline Health has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. At April 30, 2008 and 2007, Streamline Health had a warranty reserve in the amount of $178,500 and $250,000, respectively. Each contract is reviewed quarterly with the appropriate Streamline Health Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information contained herein, this Report on Form 10-Q contains forward-looking statements relating to the Company’s plans, strategies, expectations, intentions, etc. and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are no guarantee of future performance and are subject to certain risks and uncertainties that are difficult to predict and actual results could differ materially from those reflected in the forward-looking statements. These risks and uncertainties include, but are not limited to, the timing of contract negotiations and executions and the related timing of the revenue recognition related thereto, the potential cancellation of existing contracts or clients not completing projects included in the backlog, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell Streamline Health products, the ability of Streamline Health to control costs, availability of products obtained from third-party vendors, the healthcare regulatory environment, healthcare information system budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risk factors that might cause such differences including those discussed herein, and including, but not limited to, discussions in the most recent Form 10-K, Part I, “Item 1 Business”, “Item 1A Risk Factors”, Part II, “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 Financial Statements and Supplemental Data.” In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this and other documents Streamline Health Solutions, Inc. files from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.
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
The Company’s software solutions can be provided on a subscription basis via remote application-hosting services or licensed and installed locally. Streamline Health provides ASPeNSM, Application Service Provider-based remote hosting services to, The University Hospital, a member of the Health Alliance of Greater Cincinnati, T.J. Sampson Community Hospital, Bronx Lebanon Hospital Center, Patty A. Clay Medical Center, and Children’s Medical Center of Columbus, OH, among others. In addition, Streamline Health has licensed its workflow and document management solutions, which are installed at leading healthcare providers including Parkview Health, Pro Health Care, Peace Health, University Community Health, Texas Health Resources, Sarasota Memorial Hospital, the Albert Einstein Healthcare Network, Beth Israel Medical Centers, and Memorial Sloan-Kettering Cancer Center, among others.
The Company’s applications allow authenticated users, such as physicians, nurses, administrative and financial personnel, and payers with access to patient healthcare information that exists in disparate systems across the continuum of care and improve operational efficiencies through business process re-engineering and automating labor-intensive and demanding paper environments. Streamline Health’s applications and services are complementary to existing clinical and financial systems, and use document management and advanced workflow tools to ensure users can electronically access both “structured” (transaction-centric) and “unstructured” (document-centric) patient data and all the various forms of clinical and financial healthcare information from a single permanent and secure repository, including clinician’s handwritten notes, laboratory reports, photographs, insurance cards, etc.
The Company’s workflow solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access and utilize Streamline Health’s advanced technological workflow applications to process information, on a real-time basis from virtually any location, including the Physician’s desktop, using web-based technology. Streamline Health’s solutions integrate its own proprietary document management platform, application workflow modules and image and web-enabling tools that allow for the seamless merger of “back office” functionality with existing Clinical and Financial Information Systems at the desktop.
The Company offers its own document management infrastructure (accessANYwareTM) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, Streamline Health’s applications fulfill the administrative and regulatory needs of the Health Information Management, Patient Financial Services and other hospital administrative departments. Furthermore, these systems have been specifically designed to integrate with any Clinical

Information System. For example, Streamline Health has integrated its products with selected systems from Emergis, Inc. (a Telus Company) (Oacis Electronic Medical Record), Siemens Medical Solutions USA Inc. (Siemens), Cerner Corporation, and GE Healthcare (see below) applications, thus enabling customers to use our solutions without the expense of replacing entire software systems to gain the software functionality. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Electronic Medical Record. Streamline Health’s systems deliver on-line enterprise wide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.
The Company operates in one segment as a provider of health information technology solutions that streamline healthcare information flows within a healthcare facility.
Historically, Streamline Health has derived most of its revenues from recurring application-hosting services, recurring maintenance fees, professional services and system sales involving the licensing, either directly or through remarketing partners, of its Health Information Management Workflow and Revenue Cycle Management Workflow solutions to Integrated Healthcare Delivery Networks (IDNs). In a typical transaction, Streamline Health, or its remarketing partners, enter into a perpetual license or fee-for-service subscription agreement for Streamline Health’s software application suite and may license or sell other third-party software and hardware components to the IDN. Additionally, Streamline Health provides professional services, including implementation, training, and product support.
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
Beginning in 1998, Streamline Health began offering customers the ability to obtain its workflow solutions on an application-hosting basis as an Application Service Provider (ASP). Streamline Health established a hosting data center and installed Streamline Health’s suite of workflow products, called ASPeN (Application Service Provider eHealth Network) within the hosting data center. Under this arrangement, customers electronically capture information and securely transmit the data to the hosting data center. The ASPeN services store and manage the data using Streamline Health’s suite of applications, and customers can view, print, fax, and process the information from anywhere using the Streamline Health web-based applications. Streamline Health charges and recognizes revenue for these ASPeN services on a subscription basis as information is captured, stored, retrieved and processed.
The decisions by a healthcare provider to replace, substantially modify, or upgrade its information systems are strategic decisions and often involve a large capital commitment requiring an extended approval process. Since inception, Streamline Health has experienced extended sales cycles. It is not uncommon for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles can cause significant variations in quarter-to-quarter operating results. These agreements cover the licensing, implementation and maintenance of the system, which typically takes place in one or more phases. The licensing agreements generally provide for the licensing of Streamline Health’s proprietary software and third-party software with a perpetual or term license fee on either an unlimited number of users (site license) or a specific number of users (concurrent users license) that is adjusted upward depending on the number of concurrent users using the software. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with Streamline Health’s ASP services solution, the application-hosting services agreements generally provide for utilizing Streamline Health’s software and third-party software on a recurring subscription basis.
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
UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS
The Company’s revenues from systems sales have varied, and may continue to vary, significantly from quarter-to-quarter because of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter-to-quarter because of the timing of the implementation services, project management and customized programming provided. Revenues from maintenance services do not fluctuate significantly from quarter-to-quarter, but have been increasing, on an annual basis, as the number of customers increase
The Company’s revenues and operating results may also vary significantly from quarter-to-quarter because of a number of other factors, many of which are outside the Company’s control. These factors include the relatively high purchase price of a system, unpredictability in the number and timing of systems sales, length of the sales cycle, delays in the implementation process and changes in the customer’s financial condition or budget and the sales activities of the remarketing partners. As a result, period-to-period comparisons may not be meaningful with respect to the past operations of the Company nor are they necessarily indicative of the future operations of the Company.
REVENUES
Revenues for the first fiscal quarter ended April 30, 2008, were $3,603,750, compared with $3,779,400 reported in the comparable quarter of 2007. The decrease was primarily a result of decreased software licenses offset to some extent by increases in professional services revenues. Traditionally, the first two quarters are the most challenging because of the seasonality of software licensing revenues, which the Company has experienced in the past, with a greater portion of the annual revenues recorded in the later two quarters.
OPERATING EXPENSES
Cost of Systems Sales
The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period-to-period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the first quarter of fiscal 2008 and 2007 were 243% and 102%, respectively. The increased percentage is primarily reflective of the decrease in software licensing revenues during the quarter and increased capitalized software amortization during the current period when compared to the comparable prior period.
Cost of Services, Maintenance and Support
The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 44% for the first quarter of fiscal 2008 and 2007, respectively. Maintenance revenues and expenses were substantially the same as the comparable prior quarter.
Cost of Application-hosting services
The cost of application-hosting services operations remained approximately the same for the first quarter of 2008 when compared to the first quarter of 2007, as the cost of providing these services is relatively fixed. As a percentage of application-hosting revenues, the cost of application-hosting was 32% and 31% for the first quarter of fiscal 2008 and 2007, respectively. Application-hosting services revenues and expenses were substantially the same as the comparable prior quarter.
Selling, General and Administrative

Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the first quarter of fiscal 2008, Selling, General and Administrative expenses were 13% more than the comparable prior quarter primarily because of planned increased salary cost related to normal pay raises and the planned increased headcount in the sales organization.
Product Research and Development
Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the first quarter, research and development expenses declined 11% when compared with the comparable prior quarter primarily as a result of the increase in capitalized software development costs. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed approximately $900,000 and $500,000 of product research and development costs in the first quarter of fiscal 2008 and 2007, respectively.
Operating (loss)
The operating (loss) for the first quarter of fiscal 2008 was ($813,238) compared with an operating (loss) of ($446,713) in the first quarter of fiscal 2007. The increase in the operating (loss) is the result of the lower systems sales, primarily software licensing revenues and planned increased operating expenses.
Interest income consists primarily of interest on invested cash. The decrease in interest income results from decreased average cash balances.
Net (loss)
The net (loss) for the first quarter of fiscal 2008 was ($814,622) ($.09 per share) compared with a net (loss) of ($443,312) ($.05 per share) in the first quarter of fiscal 2006. The increase in the net (loss) is the result of the decreased systems sales, especially software licensing revenues, increased operating expenses, and lower interest income and expense, net as noted above.
Management continues to believe that the healthcare document management and workflow market is going to be a significant market. Management believes it has made, and continues to make, significant investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth.
Since commencing operations in 1989, the Company has incurred operating losses. Although the Company achieved profitability in fiscal years 1992, 1993, and 2000 through 2006, the

Company incurred a net (loss) in fiscal years 1994 through 1999 and 2007. In view of the Company’s prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.
LIQUIDITY AND CAPITAL RESOURCES
During the last five fiscal years, Streamline Health has funded its operations, working capital needs, and capital expenditures primarily from cash generated by operations. Streamline Health’s liquidity is dependent upon numerous factors that include: the timing and amount of revenues and collection of contractual amounts from customers, amounts invested in research and development, capital expenditures, and the level of operating expenses, all of which can vary significantly from quarter-to-quarter.
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
Streamline Health has no significant obligations for capital resources, other than the noncancelable operating leases of approximately $864,000 payable over the next three years. Capital expenditures for property and equipment in 2008 are not expected to exceed $800,000.
During the four prior fiscal years, Streamline Health has made significant investments for capital expenditures, increased its sales and marketing, product research and development and its support and consulting expenses, and made significant debt reductions. This resulted in significant net cash outlays over the last four fiscal years. Although Streamline Health reduced staffing levels and related expenses during 2003 and 2004, the stringent expense controls and reduced staffing, caused by the necessity to retire the long-term debt, hampered the growth of revenues in fiscal year 2003 and 2004. Accordingly, to continue to achieve increasing revenues and profitability it was necessary for the Company to significantly increase the sales and marketing and product development expenses, including capitalized software in fiscal 2007 and 2008. The Company believes that this strategic initiative to expand sales and marketing and expand our product offerings, especially in the area of workflows, should produce improved results in 2008 and beyond as the expanded sales and marketing efforts begin to produce results. However, there can be no assurance Streamline Health will be able to do so. At April 30, 2008, Streamline Health had cash of $1,246,151.
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
Streamline Health believes that its present cash position, combined with cash generation currently anticipated from operations and the available credit facility, will be sufficient to meet anticipated cash requirements for the short term. However, continued expansion of the Company in 2008 will require additional resources. The Company may need to incur debt, obtain an additional infusion of capital, or a combination of both, depending on the extent of the expansion of the Company and future revenues. However, there can be no assurance Streamline Health will be able to do so.
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
At April 30, 2008, Streamline Health has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of $15,315,390 as follows:

Streamline Health Software Licenses	$1,988,165
Custom Software	335,250
Hardware and Third Party Software	1,408,891
Professional Services	5,189,164
Application Hosting Services	2,355,997
Recurring Maintenance	4,037,923
The related products and services are expected to be delivered over the next two to three years.

Streamline Health’s master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2007, 2006 and 2005 were approximately $6,740,000, $5,617,000 and $5,104,000, respectively. Maintenance and support revenues are expected to increase in 2008.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the annual report on Form 10-K for the fiscal year ending January 31, 2008. The Company exposures to market risk have not changed materially since January 31, 2008.
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
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Streamline Health’s senior management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Streamline Health’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, Streamline Health’s management, including the Chief Executive and Chief Financial Officer, concluded that there is reasonable assurance that Streamline Health’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no material changes in Streamline Health’s internal control or in the other controls during the quarter ended April 30, 2008 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Streamline Health is, from time-to-time, a party to various legal proceedings and claims, which arise, in the ordinary course of business. Streamline Health is not aware of any legal matters that will have a material adverse effect on Streamline Health’s consolidated results of operations or consolidated financial position.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A, Risk Factors” in the annual report on Form 10-K for the fiscal year ending January 31, 2008. The risk factors have not materially changed since January 31, 2008. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. In addition, risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company, its financial condition and/or operating results.
Item 3. DEFAULTS UPON SENIOR SECURITIES
The Company is not in default under its existing Loan Agreement.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 21, 2008, Streamline Health Solutions, Inc. convened its Annual Meeting of Stockholders. The stockholders considered the one proposal set forth in Streamline Health’s proxy statement relating to the election of the Company’s five incumbent directors. The directors were elected as proposed at the May 21, 2008 Annual Meeting.

	Votes For	Votes Withheld
Jonathan R. Phillips	8,590,245	458,745
Richard C. Levy, M.D.	8,621,852	427,138
Andrew L. Turner	7,130,627	1,918,363
Edward J. VonderBrink	8,584,145	464,845
J. Brian Patsy	6,915,970	2,133,020
Item 5. OTHER MATTERS

None
Item 6. EXHIBITS
(a) Exhibits
3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. (*)

3.2	Bylaws of Streamline Health Solutions, Inc. (*)

4	Revolving Note, and associated documents, dated January 20, 2007, between Streamline Health, Inc. (a wholly owned subsidiary of the Registrant) and the Fifth Third Bank.

4.1	Extension of the Revolving Note, and associated documents, dated January 20, 2007, between Streamline Health, Inc. (a wholly owned subsidiary of the Registrant) and the Fifth Third Bank.

11	Computation of Earnings (Loss) Per Common Share

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(*)	Incorporated herein by reference from, the Registrant’s SEC filings. (See INDEX TO EXHIBITS)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: June 6, 2008	By:	/s/ J. Brian Patsy
J. Brian Patsy
Chief Executive Officer

DATE: June 6, 2007	By:	/s/ Paul W. Bridge, Jr.
Paul W. Bridge, Jr.
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Exhibit

3.1(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. Previously filed with the Commission and incorporated herein by reference from, the Registrant’s (LanVision System, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

3.1(b)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., amendment No. 1 Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on September 8, 2006.

3.2	Bylaws of Streamline Health Solutions, Inc. Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on June 5, 2007.

4	Revolving Note, and associated documents, dated January 20, 2007, between Streamline Health, Inc. (a wholly owned subsidiary of the Registrant) and the Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s Form 8-K, as filed with the commission on January 25, 2007.)

4.1	Extension of the Revolving Note, and associated documents, dated January 20, 2007, between Streamline Health, Inc. (a wholly owned subsidiary of the Registrant) and the Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s Form 8-K, as filed with the commission on May 13, 2008.)

11	Computation of Earnings (Loss) Per Common Share

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002