Form 10-Q
period 2008-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2008-09-08
CIK 1008586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of September 1, 2008: 9,302,782.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets

	(Unaudited)	(Audited)
	July 31,	January 31,
	2008	2008
Current assets:
Cash	$372,692	$2,189,010
Accounts receivable, net of allowance for doubtful accounts of $100,000, respectively	1,771,787	2,832,852
Contract receivables	1,505,094	1,833,842
Prepaid hardware and third party software for future delivery	720,711	484,247
Prepaid other, including prepaid customer maintenance contracts	775,845	501,803
Deferred tax asset	185,000	185,000

Total current assets	5,331,129	8,026,754

Property and equipment:
Computer equipment	2,568,820	2,235,104
Computer software	1,197,147	1,086,691
Office furniture, fixtures and equipment	736,441	731,346
Leasehold improvements	574,257	574,257

	5,076,665	4,627,398
Accumulated depreciation and amortization	(3,509,923)	(3,153,675)

	1,566,742	1,473,723
Capitalized software development costs, net of accumulated amortization of $7,681,901 and $6,643,235, respectively	5,251,027	4,878,694
Other, including deferred taxes of $1,690,000, respectively	1,744,776	1,720,114

	$13,893,674	$16,099,285

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Liabilities and Stockholders’ Equity

	(Unaudited)	(Audited)
	July 31,	January 31,
	2008	2008
Current liabilities:
Accounts payable	$1,137,717	$1,518,682
Accrued compensation	439,477	536,599
Accrued other expenses	469,289	521,210
Deferred revenues	4,654,930	5,183,333

Total current liabilities	6,701,413	7,759,824

Non-current lease incentives	97,683	146,525

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share 5,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,302,782 and 9,260,320 shares issued, respectively	93,028	92,603
Capital in excess of par value	35,687,051	35,542,222
Accumulated (deficit)	(28,685,501)	(27,441,889)

Total stockholders’ equity	7,094,578	8,192,936

	$13,893,674	$16,099,285

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six Months Ended July 31,
(Unaudited)

	Three Months		Six Months
	2008	2007	2008	2007
Revenues:
Systems sales	$1,285,528	$101,215	$1,595,019	$864,339
Services, maintenance and support	2,644,140	2,195,530	5,046,906	4,325,019
Application-hosting services	906,933	906,470	1,798,426	1,793,257

Total revenues	4,836,601	3,203,215	8,440,351	6,982,615

Operating expenses:
Cost of systems sales	921,174	580,315	1,672,145	1,363,622
Cost of services, maintenance and support	1,139,443	1,043,600	2,198,591	1,987,188
Cost of application-hosting services	309,048	279,730	597,239	555,159
Selling, general and administrative	1,883,071	1,404,337	3,482,494	2,821,671
Product research and development	1,011,114	949,446	1,730,369	1,755,901

Total operating expenses	5,263,850	4,257,428	9,680,838	8,483,541

Operating (loss)	(427,249)	(1,054,213)	(1,240,487)	(1,500,926)
Other income (expense):
Interest income	2,205	3,142	7,759	17,232
Interest expense	(447)	(8,687)	(885)	(19,376)
Loss on disposal of property and equipment	—	(11,546)	—	(11,546)

(Loss) before taxes	(425,491)	(1,071,304)	(1,233,613)	(1,514,616)
Income taxes	(3,500)	—	(10,000)	—

Net (loss)	$(428,991)	$(1,071,304)	$(1,243,613)	$(1,514,616)

Basic net (loss) per common share	$(0.05)	$(0.12)	$(0.13)	$(0.16)

Diluted net (loss) per common share	$(0.05)	$(0.12)	$(0.13)	$(0.16)

Number of shares used in per common share computations:
Basic	9,275,335	9,225,212	9,267,910	9,218,482

Diluted	9,275,335	9,225,212	9,267,910	9,218,482

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 31,
(Unaudited)

	2008	2007
Operating activities:
Net (loss)	$(1,243,613)	$(1,514,616)
Adjustments to reconcile net (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,394,915	1,113,719
Share-based compensation expense	80,811	55,571
Loss on disposal of property and equipment	—	11,546

Cash provided by (used for) assets and liabilities:
Accounts and contract receivables	1,389,813	1,068,455
Other current assets	(510,506)	(329,539)
Accounts payable and accrued expenses	(530,007)	111,233
Deferred revenues	(528,403)	(937,128)

Net cash provided by (used for) operating activities	53,010	(420,759)

Investing activities:
Purchases of property and equipment	(449,267)	(383,672)
Proceeds from disposal of property and equipment	—	138,775
Long-term lease incentive	(48,842)	(37,980)
Capitalization of software development costs	(1,411,000)	(999,996)
Other	(24,662)	(43,644)

Net cash (used for) investing activities	(1,933,771)	(1,326,517)

Financing activities:
Payment of long-term debt	—	(1,000,000)
Payment of capitalized leases	—	(147,051)
Exercise of stock options and employee stock purchase plan	64,443	86,831

Net cash provided by (used for) financing activities	64,443	(1,060,220)

(Decrease) in cash	(1,816,318)	(2,807,496)
Cash at beginning of period	2,189,010	3,316,614

Cash at end of period	$372,692	$509,118

Supplemental cash flow disclosures:
Interest paid	$885	$20,987

Income taxes paid	$8,740	$6,775

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“Streamline Health® or the Company”) without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent Streamline Health Solutions, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three and six months ended July 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009.
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
Note 3 — CHANGES IN BALANCE SHEET ACCOUNT BALANCES
The decrease in cash during the first six months results primarily from investing activities - primarily capitalized software development and acquisition of fixed assets.
The decrease in accounts receivable is the result of lower billings during the first six months and increased collections.
The increase in prepaid hardware and third party software for future delivery results from the purchase of items for a recently signed contract that have not been delivered.
The increase in property and equipment is primarily the result of the acquisition of additional equipment to accommodate additional employees, upgrading of the data centers for internal operations and Application Hosting Services.

The increase in capitalized software development costs, net, is the result of the development of the next generation of core software products and expanded work flow module development.
The decrease in accounts payable results primarily from the payment of invoices which traditionally are higher at year end, which corresponds with traditionally higher fourth quarter revenues from hardware and third party software sales.
The decrease in deferred revenues reflects the normal amortization of prepaid maintenance payments received in fiscal year 2007 and 2008, net of any additions in the first half of 2008.
Note 4 — EQUITY AWARDS
During the first six months of the current fiscal year, the Company granted 75,000 options with a weighted average exercise price of $2.17 per share. During the same period no options expired or were forfeited and 5,000 options, with an exercise price of $1.50, were exercised under all plans.
The Company adopted the standards of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, in fiscal year 2006, using the modified-prospective-transition method which requires expensing the fair value of the equity awards. The expense relating to the fair value of equity awards included in the second quarter and first six months of fiscal year 2008 and 2007 operating expenses amounted to $40,757 and $25,573 for the quarter and $80,811 and $55,571 for the first six months, respectively. The increase reflects the amortization of new grants and the cumulative effect of the amortization of option grants over the past three years.
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
The expense reflects the estimated minimum state expenses (amounts to be paid) in the various states in which the company does business notwithstanding the year to date loss.

Note 6 — EARNINGS PER SHARE
The basic (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.
The 2008 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options), as the inclusion thereof would be antidilutive. The Company had approximately 479,000 equity award shares outstanding at July 31, 2008 that were not included in the diluted net (loss) per share calculation as the inclusion thereof would be antidilutive.
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
Note 7 — CONTRACTUAL OBLIGATIONS
The following table details the remaining obligations, by fiscal year, as of the end of the quarter for operating leases. There are no capitalized leases, debt, or other commitments. There are no obligations beyond fiscal year 2010.

	Total	2008	2009	2010	2011
Operating leases	743,261	185,585	380,738	176,938	—

Note 8 — DEBT
Effective July 30, 2008, Streamline Health, Inc., a wholly owned subsidiary of Streamline Health Solutions, Inc., entered into a new revolving loan agreement with the Fifth Third Bank, Cincinnati, OH, in the principal amount of $2,000,000. The interest rate on amounts borrowed will accrue at a variable rate from the Prime Rate minus 1% to the Prime Rate plus 3%, (or an effective rate of 4.5% [prime minus 1/2%] at July 31, 2008) based on the trailing twelve months earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement contains other covenants including: Minimum Tangible Net Worth, Fixed Charge Coverage Ratio and Funded Indebtedness to EBITDA. The loan is guaranteed by the Registrant and is secured by a first lien on all of the assets of the Registrant and its subsidiary. The Company was in compliance with all of the covenants at July 31, 2008 and had the ability to borrow up to $1,900,000 on the facility. This facility is scheduled to expire on August 1, 2010.
In 1998, Streamline Health issued a $6,000,000 note which was repaid in full in July, 2004. In connection with the issuance of the note, Streamline Health issued Warrants to purchase 750,000 shares of Common Stock of Streamline Health at $3.87 per share at any time through July 16, 2008. The Warrant holder did not exercise the warrants. Accordingly, the Warrants have expired and were cancelled.

Note 9 — WARRANTIES AND INDEMNITIES
Streamline Health provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, Streamline Health’s estimated warranty liability might need to be increased. Streamline Health bases its warranty estimates on the nature of any performance issue, the effort necessary to resolve the issue, customer requirements and any potential concessions, if any, which may be required to be granted to a customer, which result from performance issues. Streamline Health’s ASPeN application-hosting services guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. Streamline Health’s standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of Streamline Health’s operation of its business or any negligent act or omission of Streamline Health. To date, Streamline Health has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. At July 31, 2008 and 2007, Streamline Health had a warranty reserve in the amount of approximately $171,100 and $250,000, respectively. Each contract is reviewed quarterly with the appropriate Streamline Health Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

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
The Company’s software solutions can be provided on a subscription basis via remote application-hosting services or licensed and installed locally. Streamline Health provides ASPeNSM, Application Service Provider-based remote hosting services to, The University Hospital, a member of the Health Alliance of Greater Cincinnati, T. J. Sampson Community Hospital, Bronx Lebanon Hospital Center, Patty A. Clay Medical Center, and Children’s Medical Center of Columbus, OH, among others. In addition, Streamline Health has licensed its workflow and document management solutions, which are installed at leading healthcare providers including Parkview Health, Pro Health Care, Peace Health, Texas Health Resources, Sarasota Memorial Hospital, the Albert Einstein Healthcare Network, Beth Israel Medical Centers, and Memorial Sloan-Kettering Cancer Center, among others.
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
The Company operates primarily in one segment as a provider of health information technology solutions that streamline healthcare information flows within a healthcare facility.
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
REVENUES
Revenues for the second fiscal quarter ended July 31, 2008, were $4,836,601, compared with $3,203,215 reported in the comparable quarter of 2007. The increase was primarily a result of increased software licenses and professional services relating to the delivery of an enhanced version of our product that requires client specific additional functionality.
Revenues for the first six months ended July 31, 2008, were $8,440,351, compared with $6,982,615 reported in the comparable period of 2007. The increase was primarily a result of increased software licenses and professional services relating to the delivery of an enhanced version of our product that requires client specific additional functionality in the second quarter. Traditionally, the first two quarters are the most challenging because of the seasonality of software licensing revenues, which the Company has experienced in the past, with a greater portion of the annual revenues recorded in the later two quarters.
OPERATING EXPENSES
Cost of Systems Sales
The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period-to-period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the second quarter of fiscal 2008 and 2007 were 71% and 573%, respectively. The cost of systems sales as a percentage of systems sales for the first six months of fiscal 2008 and 2007 were 104% and 158%, respectively. The decreased percentage is primarily reflective of the increase in software licensing revenues during the second quarter, offset by increased capitalized software amortization during the current periods when compared to the comparable prior periods.
Cost of Services, Maintenance and Support
The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 43% and 48% for the second quarter of fiscal 2008 and 2007, respectively. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 44% and 46% for the first six months of fiscal 2008 and 2007, respectively. Maintenance revenues increased slightly during the reporting periods.

Cost of Application-hosting services
The cost of application-hosting services operations increased approximately 10% during the second quarter when compared to the comparable period in 2007, as the cost of providing these services is relatively fixed, but subject to inflation for the goods and services it requires. As a percentage of application-hosting revenues, the cost of application-hosting was 34% and 31% for the second quarter of fiscal 2008 and 2007, respectively. As a percentage of application-hosting revenues, the cost of application-hosting was 33% and 31% for the first six months of fiscal 2008 and 2007, respectively. Application-hosting services revenues and expenses were substantially the same as the comparable prior quarter. The cost of application-hosting services as a percentage of revenues is expected to increase substantially in the second half of the year as Streamline Health’s largest application hosting client has discontinued using our software application and terminated the existing agreement effective July 31, 2008. If the revenues, in excess of approximately $1,761,000 per year, from this client cannot be replaced, the termination of this agreement will have a material adverse impact on the future results of operations. Although additional application-hosting services customers have recently signed new agreements with the Company, the amounts of new revenues are not expected to contribute to revenues until late 2008 and early 2009, and, when totally implemented, will be approximately 40% less than the lost revenues. However, one of the newly signed application hosting contracts was constructed to cover between 5 and 26 total facilities. Only three implementations out of the total potential of 5 to 26 facilities are included in the above lost revenue estimate. We expect to add additional application-hosting customers in the future which will further replace this lost revenue.
Selling, General and Administrative
Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the second quarter and first six months of fiscal 2008, Selling, General and Administrative expenses increased by 34% and 23%, respectively, over the comparable prior periods primarily because of planned increased salary costs related to normal pay raises and the planned increased headcount in the sales organization.
Product Research and Development
Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific development projects; and an allocated portion of general overhead costs, including occupancy. During the second quarter, research and development expenses increased 6% when compared with the comparable prior quarter primarily as a result of the increase in costs associated with new products under development. During the first six months, research and development expenses are approximately the same when compared with the comparable prior period primarily as a result of the increase in capitalized software development costs. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold,

Leased, or Otherwise Marketed, approximately $511,000 and $500,000 of product research and development costs in the second quarter of fiscal 2008 and 2007 and approximately $1,411,000 and $1,000,000 in the first six months of fiscal 2008 and 2007, respectively.
Operating (loss)
The operating (loss) for the second quarter of fiscal 2008 was ($427,249) compared with an operating (loss) of ($1,054,213) in the second quarter of fiscal 2007. The operating (loss) for the first six months of fiscal 2008 was ($1,240,487) compared with an operating (loss) of ($1,500,926) in the first six months of fiscal 2007. The decrease in the operating (loss) for the three and six months ended July 31, 2008 is the result of the higher systems sales, primarily software licensing revenues, offset by planned increased operating expenses as noted above.
Interest income consists primarily of interest on invested cash. The decrease in interest income results from decreased average cash balances.
The decrease in interest expense for the three and six months ended July 31, 2008 is the result of the repayment of the debt outstanding during the comparable prior periods.
Net (loss)
The net (loss) for the second quarter of fiscal 2008 was ($428,991) ($.05 per share) compared with a net (loss) of ($1,071,304) ($.12 per share) in the second quarter of fiscal 2007. The net (loss) for the first six months of fiscal 2008 was ($1,243,613) ($.13 per share) compared with a net (loss) of ($1,514,616) ($.16 per share) in the first six months of fiscal 2007. The decrease in the net (loss) for the three and six months ended July 31, 2008 is the result of the increased systems sales, primarily software licensing revenues, lower interest expense, offset by planned increased operating expenses as noted above, and lower interest income.
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
Streamline Health has no significant obligations for capital resources, other than the noncancelable operating leases of $743,261 payable over the next three years. Capital expenditures for property and equipment in 2008 are not expected to exceed $800,000.
During the four prior fiscal years, Streamline Health has made significant investments for capital expenditures, increased its sales and marketing, product research and development and its support and consulting expenses, and made significant debt reductions. This resulted in significant net cash outlays over the last four fiscal years. Although Streamline Health reduced staffing levels and related expenses during 2003 and 2004, the stringent expense controls and reduced staffing, caused by the necessity to retire the long-term debt, hampered the growth of revenues in fiscal year 2003 and 2004. Accordingly, to continue to achieve increasing revenues and profitability it was necessary for the Company to significantly increase the sales and marketing and product development expenses, including capitalized software in fiscal 2007 and 2008. The Company believes that this strategic initiative to expand sales and marketing and expand our product offerings, especially in the area of workflows, should produce improved results in 2008 and beyond as the expanded sales and marketing efforts begin to produce results. However, there can be no assurance Streamline Health will be able to do so. At July 31, 2008, Streamline Health had a cash balance of $372,692.
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
Streamline Health believes that its present cash position, combined with cash generation currently anticipated from operations and availability under the credit facility, will be sufficient to meet anticipated cash requirements for the short term. However, continued expansion of the

Company in 2008 will require additional resources. The Company may need to incur additional debt, obtain an additional infusion of capital, or a combination of both, depending on the extent of the expansion of the Company and future revenues. However, there can be no assurance Streamline Health will be able to do so.
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
At July 31, 2008, Streamline Health has master agreements and purchase orders from remarketing partners for systems and related services which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of $17,691,138 as follows:

Streamline Health Software	$1,980,874
Custom Software	348,584
Hardware and Third Party Software	1,227,122
Professional Services	5,295,629
Application Hosting Services	4,604,815
Recurring Maintenance	4,234,115
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
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Streamline Health’s senior management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Streamline Health’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, Streamline Health’s management, including the Chief Executive and Chief Financial Officer, concluded that there is reasonable assurance that Streamline Health’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no material changes in Streamline Health’s internal control or in the other controls during the quarter ended July 31, 2008 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.

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
Item 5. OTHER MATTERS
None

Item 6. EXHIBITS
(a) Exhibits

3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. (*)

3.2	Bylaws of Streamline Health Solutions, Inc. (*)

4	Revolving Note, and associated documents, dated July 30, 2008, between Streamline Health, Inc. (a wholly owned subsidiary of the Registrant) and the Fifth Third Bank. (*)

11	Computation of Earnings (Loss) Per Common Share

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as Amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(*)	Incorporated herein by reference from, the Registrant’s SEC filings.

(See INDEX TO EXHIBITS)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: September 4, 2008	By:	/s/ J. Brian Patsy J. Brian Patsy
Chief Executive Officer

DATE: September 4, 2008	By:	/s/ Paul W. Bridge, Jr. Paul W. Bridge, Jr.
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.		Exhibit

3.1	(a)
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

4
Revolving Note, and associated documents, dated July 30, 2008, between Streamline Health, Inc. (a wholly owned subsidiary of the Registrant) and the Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 & 10.2 of the Registrant’s Form 8-K, as filed with the Commission on August 1, 2008.)

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