Form 10-Q
period 2008-10-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2008-12-15
CIK 1008586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of December 1, 2008: 9,304,782.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets

	(Unaudited)	(Audited)
	October 31,	January 31,
	2008	2008
Current assets:
Cash	$1,340,394	$2,189,010
Accounts receivable, net of allowance for doubtful accounts of $100,000, respectively	2,993,000	2,832,852
Contract receivables	852,138	1,833,842
Prepaid hardware and third party software for future delivery	861,635	484,247
Prepaid other, including prepaid customer maintenance contracts	864,676	501,803
Deferred tax asset	185,000	185,000

Total current assets	7,096,843	8,026,754

Property and equipment:
Computer equipment	2,643,847	2,235,104
Computer software	1,268,827	1,086,691
Office furniture, fixtures and equipment	737,344	731,346
Leasehold improvements	574,257	574,257

	5,224,275	4,627,398
Accumulated depreciation and amortization	(3,676,019)	(3,153,675)

	1,548,256	1,473,723
Contract receivables	321,500	—
Capitalized software development costs, net of accumulated amortization of $8,201,235 and $6,643,235, respectively	5,948,694	4,878,694
Other, including deferred taxes of $1,690,000, respectively	1,724,661	1,720,114

	$16,639,954	$16,099,285

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Liabilities and Stockholders’ Equity

	(Unaudited)	(Audited)
	October 31,	January 31,
	2008	2008
Current liabilities:
Bank line of credit	$2,000,000	$—
Accounts payable	1,522,094	1,518,682
Accrued compensation	414,210	536,599
Accrued other expenses	524,531	521,210
Deferred revenues	4,955,593	5,183,333

Total current liabilities	9,416,428	7,759,824

Non-current lease incentives	73,262	146,525

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share 5,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,304,782 and 9,260,320 shares issued, respectively	93,048	92,603
Capital in excess of par value	35,728,142	35,542,222
Accumulated (deficit)	(28,670,926)	(27,441,889)

Total stockholders’ equity	7,150,264	8,192,936

	$16,639,954	$16,099,285

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended October 31,
(Unaudited)

	Three Months		Nine Months
	2008	2007	2008	2007
Revenues:
Systems sales	$1,343,112	$40,753	$2,938,131	$905,092
Services, maintenance and support	2,518,583	3,031,478	7,565,489	7,356,497
Application-hosting services	517,277	871,843	2,315,703	2,665,100

Total revenues	4,378,972	3,944,074	12,819,323	10,926,689

Operating expenses:
Cost of systems sales	950,340	443,167	2,622,485	1,806,789
Cost of services, maintenance and support	1,053,661	1,101,417	3,252,252	3,088,605
Cost of application-hosting services	286,471	263,216	883,710	818,375
Selling, general and administrative	1,698,829	1,509,344	5,181,322	4,331,015
Product research and development	364,002	610,554	2,094,371	2,366,455

Total operating expenses	4,353,303	3,927,698	14,034,140	12,411,239

Operating income (loss)	25,669	16,376	(1,214,817)	(1,484,550)
Other income (expense):
Interest income	64	327	7,823	17,559
Interest expense	(7,658)	(4,472)	(8,543)	(23,848)
Loss on disposal of property and equipment	—	—	—	(11,546)

Earnings (Loss) before taxes	18,075	12,231	(1,215,537)	(1,502,385)
Income taxes	(3,500)	(9,000)	(13,500)	(9,000)

Net earnings (loss)	$14,575	$3,231	$(1,229,037)	$(1,511,385)

Basic net (loss) per common share	$0.00	$0.00	$(0.13)	$(0.16)

Diluted net (loss) per common share	$0.00	$0.00	$(0.13)	$(0.16)

Number of shares used in per common share computations:
Basic	9,302,956	9,245,320	9,279,677	9,227,526

Diluted	9,342,130	9,361,189	9,279,677	9,227,526

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended October 31,
(Unaudited)

	2008	2007
Operating activities:
Net (loss)	$(1,229,037)	$(1,511,385)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	2,080,345	1,648,445
Share-based compensation expense	118,922	83,553
Loss on disposal of property and equipment	—	11,546

Changes in assets and liabilities:
Accounts and contract receivables	500,056	1,066,380
Other current assets	(740,261)	(420,258)
Accounts payable and accrued expenses	(115,657)	(21,404)
Deferred revenues	(227,740)	(210,048)

Net cash provided by operating activities	386,628	646,829

Investing activities:
Purchases of property and equipment	(596,877)	(596,205)
Proceeds from disposal of property and equipment	—	138,775
Capitalization of software development costs	(2,628,000)	(1,767,994)
Other investing activities	(77,810)	(49,134)

Net cash (used for) investing activities	(3,302,687)	(2,274,558)

Financing activities:
Net change in bank line of credit	2,000,000	(1,000,000)
Payment of capitalized leases	—	(147,051)
Proceeds received from exercise of stock options and employee stock purchases	67,443	86,831

Net cash provided by (used for) financing activities	2,067,443	(1,060,220)

(Decrease) in cash	(848,616)	(2,687,949)
Cash at beginning of period	2,189,010	3,316,614

Cash at end of period	$1,340,394	$628,665

Supplemental cash flow disclosures:
Interest paid	$3,958	$25,459

Income taxes paid	$8,740	$9,202

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“Streamline Health® or the Company”) without audit, in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent Streamline Health Solutions, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three and nine months ended October 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009.
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
Note 3 — CHANGES IN BALANCE SHEET ACCOUNT BALANCES
The decrease in cash during the first nine months results primarily from investing activities - primarily expenditures relating to capitalized software development and acquisitions of equipment offset by borrowings under line of credit.
The decrease in contracts receivable is the result of reaching billing milestones on customer contracts which were previously recognized as revenue but were not yet eligible for invoicing.
The increase in prepaid hardware and third party software for future delivery results from the purchase of items for a recently signed contract that have not been delivered.
The increase in prepaid other, including prepaid customer maintenance contracts is the result of new prepaid maintenance contracts that are amortized over their service period along with increases in prepaid commissions on new application-hosting services contracts which are amortized over their contract periods.
The increase in property and equipment is primarily the result of the acquisition of additional equipment to accommodate additional employees, upgrading of the data centers for internal operations and application hosting services.
The increase in long term contract receivables results from a new customer contract with a billing point that is long-term in nature.
The increase in capitalized software development costs, net, is the result of certain projects reaching technological feasibility for which development cost began being capitalized relating to the development of the next generation of core software solutions and expanded work flow module development.
The decrease in accrued compensation results from the temporary suspension of the corporate bonus program during the quarter to improve cash flow.
The amount shown for the line of credit represents new borrowings under the line.
The decrease in deferred revenues reflects the normal amortization of prepaid maintenance received in fiscal year 2007 and 2008, net of any additional payments received in 2008.
Note 4 — EQUITY AWARDS
During the first nine months of the current fiscal year, the Company granted 75,000 options with a weighted average exercise price of $2.17 per share. During the same period 52,500 options with a weighted average exercise price of $2.875 per share expired and 7,000 options, with an exercise price of $1.50, were exercised under all plans.
The Company adopted the standards of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, in fiscal year 2006, using the modified-prospective-transition method which requires expensing the fair value of the equity awards. The expense relating to the fair value of equity awards included in the three months and nine months ended October 31, 2008 and 2007 amounted to $38,111 and $27,982 and $118,922 and $83,553, respectively.
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
The expense reflects various state income taxes in which the company does business not withstanding the year-to-date loss.
Note 6 — EARNINGS PER SHARE
The basic (loss) per common share is calculated using the weighted average number of common shares outstanding during the period.
The 2008 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options), as the inclusion thereof would be antidilutive. The Company had 424,500 equity award shares outstanding at October 31, 2008 that were not included in the diluted net (loss) per share calculation as the inclusion thereof would be antidilutive.
The 2007 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options and warrants), as the inclusion thereof would be antidilutive. The Company had 439,834 equity award shares and 750,000 warrant shares outstanding at October 31, 2007 that were not included in the diluted net (loss) per share calculation as the inclusion thereof would be antidilutive.
Note 7 — CONTRACTUAL OBLIGATIONS
The following table details the remaining obligations, by fiscal year, as of the end of the quarter. There are no capitalized leases or other commitments. There are no obligations beyond fiscal year 2011.

	Total	2008	2009	2010	2011

Line of Credit	$2,000,000	$2,000,000	$—	$—	$—
Operating leases	615,625	119,941	444,869	26,307	24,508

Total	$2,615,625	$2,119,941	$444,869	$26,307	$24,508

Note 8 — DEBT
Effective July 30, 2008, Streamline Health, Inc., a wholly owned subsidiary of Streamline Health Solutions, Inc., entered into a new revolving loan agreement with Fifth Third Bank, Cincinnati, OH, in the principal amount of $2,000,000. The interest rate on amounts borrowed will accrue at a variable rate from the Prime Rate minus 1% to the Prime Rate plus 3%, (or an effective rate of 3.5% [prime minus 1/2%] at October 31, 2008) based on the trailing twelve months earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement contains other covenants including: Minimum Tangible Net Worth, Fixed Charge Coverage Ratio and Funded Indebtedness to EBITDA. The loan is guaranteed by the Registrant and is secured by a first lien on all of the assets of the Registrant and its subsidiary. The Company was not in compliance with the Tangible Net Worth covenant at October 31, 2008, but received a waiver from Fifth Third Bank for that violation. The Company is working with Fifth Third to reset the terms of the Tangible Net Worth covenant for future periods. The Company had borrowed $2,000,000, the maximum amount, on the facility as of October 31, 2008. This facility is scheduled to expire on August 1, 2010.
Note 9 — WARRANTIES AND INDEMNITIES
Streamline Health provides for the estimated cost of the product warranties at the time revenue is recognized. Should products fail to meet certain performance standards for an initial warranty period, Streamline Health’s estimated warranty liability might need to be increased. Streamline Health bases its warranty estimates on the nature of any performance issue, the effort necessary to resolve the issue, customer requirements and any potential concessions, if any, which may be required to be granted to a customer, which result from performance issues. Streamline Health’s ASPeN application-hosting services guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. Streamline Health’s standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of Streamline Health’s operation of its business or any negligent act or omission of Streamline Health. To date, Streamline Health has always maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. At October 31, 2008 and 2007, Streamline Health had a warranty reserve in the amount of approximately $171,100 and $196,000, respectively. Each contract is reviewed quarterly with the appropriate Streamline Health Client Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information contained herein, this Report on Form 10-Q contains forward-looking statements relating to the Company’s plans, strategies, expectations, intentions, etc. and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are no guarantee of future performance and are subject to certain risks and uncertainties that are difficult to predict and actual results could differ materially from those reflected in the forward-looking statements. These risks and uncertainties include, but are not limited to, the timing of contract negotiations and executions and the related timing of the revenue recognition related thereto, the potential cancellation of existing contracts or clients not completing projects included in the backlog, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell Streamline Health solutions, the ability of Streamline Health to control costs, availability of products obtained from third-party vendors, the healthcare regulatory environment, healthcare information system budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risk factors that might cause such differences including, those discussed herein, and including, effects of critical accounting policies and judgements, changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other similar entities, but not limited to, discussions in the most recent Form 10-K, Part I, “Item 1 Business”, “Item 1A Risk Factors”, Part II, “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 Financial Statements and Supplemental Data.” In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this and other documents Streamline Health Solutions, Inc. files from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.
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

The Company’s workflow-based solutions and services offer solutions to specific healthcare business processes within the Health Information Management (HIM) and revenue cycle, such as: remote coding, abstracting and chart completion, remote physician order processing, pre-admission registration scanning, insurance verification, secondary billing services, explanation of benefits processing, release of information processing and other departmental workflow processes.
The Company’s solutions and services also create an integrated document-centric repository of historical health information that is complementary to and can be seamlessly “bolted on” to existing transaction-centric clinical, financial and management information systems, allowing healthcare providers to aggressively move toward fully Electronic Medical Record (EMR) processes while improving service levels and convenience for all stakeholders. These integrated systems allow providers and administrators to dramatically improve the availability of patient information while decreasing direct costs associated with document retrieval, work-in-process, chart completion, document retention and archiving.
The Company’s software solutions can be provided on a subscription basis via remote application-hosting services or licensed and installed locally. Streamline Health provides ASPeNSM remote hosting services to, The Health Alliance of Greater Cincinnati, Catholic Healthcare West, T. J. Sampson Community Hospital, Bronx Lebanon Hospital Center, Patty A. Clay Medical Center, and Children’s Medical Center of Columbus, OH, among others. In addition, Streamline Health has licensed its workflow and document management solutions, which are installed at leading healthcare providers including Parkview Health, Pro Health Care, Peace Health, Texas Health Resources, Sarasota Memorial Hospital, the Albert Einstein Healthcare Network, Beth Israel Medical Centers, and Memorial Sloan-Kettering Cancer Center, among others.
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
The Company offers its own, internally developed, document management infrastructure

(accessANYwareTM) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, Streamline Health’s applications fulfill the administrative and regulatory needs of the Health Information Management, Patient Financial Services and other hospital administrative departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System through various means, including our proprietary software integration tool, Stream-ITSM. For example, Streamline Health has integrated its solutions with selected systems from Emergis, Inc. (a Telus company) (Oacis Electronic Medical Record), Siemens Medical Solutions USA Inc. (Siemens), Cerner Corporation, Eclipsys Corporation, Lawson Software, and GE Healthcare (see below) applications, thus enabling customers to use our solutions without the expense of replacing entire software systems to gain the software functionality. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Electronic Medical Record. Streamline Health’s systems deliver on-line enterprise wide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.
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
Beginning in 1998, Streamline Health began offering customers the ability to obtain its workflow solutions on an application-hosting basis as an Application Service Provider (ASP). Streamline Health established a hosting data center and installed Streamline Health’s suite of workflow solutions, called ASPeN (Application Service Provider eHealth Network) within the hosting data center. Under this arrangement, customers electronically capture information and securely transmit the data to the hosting data center. The ASPeN services store and manage the data using Streamline Health’s suite of applications, and customers can view, print, fax, and process the information from anywhere using the Streamline Health web-based applications. Streamline Health charges and recognizes revenue for these ASPeN services on a subscription basis as information is captured, stored, retrieved and processed. In 2008, the Company has experienced a shift towards more new ASPeN customer contracts versus its historical pattern of mostly licensed software contracts.
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
Streamline Health’s quarterly operating results have varied in the past and may continue to do so in the future because of various reasons including: demand for Streamline Health’s solutions and services, long sales cycles, and extended installation and implementation cycles based on customer’s schedules. Sales are often delayed because of customers’ budgets and competing capital expenditure needs as well as customers’ personnel resource constraints.
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
REVENUES
Revenues for the three months ended October 31, 2008, were $4,378,972, compared with $3,994,074 reported in the comparable quarter of 2007. The increase was primarily a result of increased software licenses and third party software licenses delivered this quarter offset by decreases in professional services and application-hosting services.
Revenues for the first nine months ended October 31, 2008, were $12,819,323, compared with $10,926,689 reported in the comparable period of 2007. The increase was primarily a result of increased software licenses and professional services relating to the delivery of an enhanced version of our product that required client specific additional functionality in the second quarter and the software license revenues noted above in the third quarter. The increase was further improved by a small increase in services, maintenance, and support revenue offset by the decline in application-hosting services.
Application-hosting services revenues declined by approximately $355,000 or 40% in the third quarter of fiscal 2008 due to the loss of a large customer, who built its own locally-installed solution after having renewed its hosting agreement after multiple renewals over a five and a half year period. The cost of application-hosting services as a percentage of revenues is therefore expected to increase substantially for the remainder of the 2008 fiscal year due to the loss of this large application hosting client. If the revenues, in excess of approximately $1,761,000 per year, from this client cannot be replaced, the termination of this agreement will have a material adverse impact on the future results of operations. Although five additional application-hosting services customers have signed new agreements with the Company this year, the amounts of new revenues are not expected to contribute to revenues until late 2008 and early 2009, and, when totally implemented, will generate revenues estimated to be approximately 90% of the revenues attributed to the loss of the large customer. However, one of the new application hosting contracts signed this year was constructed to cover up to 26 total facilities, of which only three implementations are included in the above replacement revenue estimate. We expect to add additional application-hosting customers in the future which will replace the revenue gap from the loss of the large customer, and subsequently continue to grow hosting revenues beyond the loss in recurring revenues incurred this year.
OPERATING EXPENSES
Cost of Systems Sales
The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. The cost of system sales for the three months ended October 31, 2008 was $950,340 compared with $443,167 in the prior period. The cost of system sales for the nine months ended October 31, 2008 was $2,622,485 compared with $1,806,789 in the prior period. The increase in the cost of sales for these periods is primarily the result of the increased system sales of third party software and hardware. Cost of systems sales as a percentage of systems sales may vary from period-to-period depending on the mix of hardware and software of the systems or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the third quarter of fiscal 2008 and 2007 were 71% and 1087%, respectively. The cost of systems sales as a percentage of systems sales for the first nine months of fiscal 2008 and 2007 were 89% and 200%, respectively. The relatively fixed cost of the capitalized software amortization compared to the variable nature of the system sales each quarter can cause these percentages to vary dramatically, especially in those periods where systems sales are low.
Cost of Services, Maintenance and Support
The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. The cost of services, maintenance and support for the three months ended October 31, 2008 was $1,053,661 compared with $1,101,417 in the prior period. The cost for the nine months ended October 31, 2008 was $3,252,252 compared with $3,088,605 in the prior period. This increase is due to increased support staff and related compensation and third party maintenance contract increases. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 42% and 36% for the third quarter of fiscal 2008 and 2007, respectively. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 43% and 42% for the first nine months of fiscal 2008 and 2007, respectively. Maintenance revenues increased slightly during the reporting periods.
Cost of Application-hosting services
The cost of application-hosting services operations increased approximately 9% during the third quarter when compared to the comparable period in 2007, as the cost of providing these services is relatively fixed, but subject to inflation for the goods and services it requires. The cost of application-hosting services for the three months ended October 31, 2008 was $286,471 compared with $263,216 in the prior period. The cost for the nine months ended October 31, 2008 was $883,710 compared with $818,375 in the prior period. These increases represent normal compensation increases for the application-hosting support personnel and inflationary increases related to operating a data center. As a percentage of application-hosting revenues, the cost of application-hosting was 55% and 30% for the third quarter of fiscal 2008 and 2007, respectively. As a percentage of application-hosting revenues, the cost of application-hosting was 38% and 31% for the first nine months of fiscal 2008 and 2007, respectively. These increased percentages are attributable to the recent loss of our large application-hosting customer previously noted above.
Selling, General and Administrative
Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the third quarter and first nine months of fiscal 2008, Selling, General and Administrative expenses increased by 13% and 20%, respectively, over the comparable prior periods primarily because of planned increased salary costs related to normal pay raises and the increased headcount in the sales organization. In order to enhance efficiencies, reduce expenses and improve cash flow, beginning in September, 2008, the Company reorganized its operations across all departments. As a part of this reorganization, a number of sales and marketing positions were eliminated and the various tasks associated with those positions were distributed to other parts of the organization or outsourced as part of this reorganization plan. The financial impact of the sales and marketing reorganization will primarily benefit future quarters due to its late implementation during the quarter.
Product Research and Development
Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. During the third quarter of fiscal 2008, research and development expenses decreased approximately $247,000, or 40% when compared with the comparable prior quarter of fiscal 2007 primarily as a result of certain research and development projects reaching technological feasability resulting in increased capitalized software development costs associated with the new products under development. During the first nine months of fiscal 2008, research and development expenses decreased by approximately $272,000 or 11% when compared with the comparable prior period for fiscal 2007 primarily as a result of the increase in capitalized software development costs. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, approximately $1,217,000 and $768,000 of product research and development costs in the third quarter of fiscal 2008 and 2007 and approximately $2,628,000 and $1,768,000 in the first nine months of fiscal 2008 and 2007, respectively. These increases in capitalized development costs are a result of increased employee and outside contractor staffing levels required to bring to market the next generation of accessANYwareTM and workflow products. During the three months ended October 31, 2008 management identified certain costs expensed during the second quarter that qualified for capitalization. Such costs approximated $362,000 and were capitalized in the current quarter. Management performed an analysis considering the quantitative and qualitative factors associated with this adjustment and determined that restatement of the prior quarter was not necessary.

As indicated above, a company-wide reorganization plan was implemented late in the third quarter of 2008. As a part of this reorganization, a number of product research and development positions were eliminated, which was in part, consistent with the overall development plan to scale back development resources in the second half of the year as certain new product architecture development milestones were achieved. The financial impact of the product research and development reorganization will primarily benefit future quarters due to its late implementation during the quarter.
Operating profit (loss)
The operating profit for the third quarter of fiscal 2008 was $25,669 compared with an operating profit of $16,376 in the third quarter of fiscal 2007. The operating (loss) for the first nine months of fiscal 2008 was ($1,214,817) compared with an operating (loss) of ($1,484,550) in the first nine months of fiscal 2007. The improvement in operating income for the three and nine months ended October 31, 2008 is the result of the higher systems sales, primarily software licensing revenues, offset by lower application-hosting revenues and further offset by increased operating expenses as noted above.
Interest income consists primarily of interest on invested cash. The decrease in interest income results from decreased average cash balances.
The increase in interest expense for the three months ended October 31, 2008 is the result of recent borrowings under the Company’s line of credit. The decrease in interest expense for the nine month period ending October, 2008 is because the Company had borrowings in fewer months than in the comparable prior period in 2007.
Net Earnings (loss)
The net earnings for the third quarter of fiscal 2008 was $14,575 compared with a net earnings of $3,231 in the third quarter of fiscal 2007. The net (loss) for the first nine months of fiscal 2008 was ($1,229,037) compared with a net (loss) of ($1,511,385) in the first nine months of fiscal 2007. The improvement in earnings (or reduction of loss) for the three and nine months ended October 31, 2008 is primarily the result of the increased systems sales, primarily software licensing revenues offset by reduced application-hosting revenues, and further offset by increased operating expenses as noted above.
Management continues to believe that the healthcare document management and workflow market will continue to grow and expects significant growth coming from Company’s hosting services. Management believes it has made, and continues to make, significant investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth, particularly for its ASPeN hosting services.
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
LIQUIDITY AND CAPITAL RESOURCES
During the last five fiscal years, Streamline Health has funded its operations, working capital needs, and capital expenditures primarily from cash generated by operations and bank loans. Streamline Health’s liquidity is dependent upon numerous factors that include: the timing and amount of revenues and collection of contractual amounts from customers, amounts invested in research and development, capital expenditures, and the level of operating expenses, all of which can vary significantly from quarter-to-quarter.
Streamline Health’s customers typically have been well-established hospitals or medical facilities or major HIS companies that resell Streamline Health solutions which have good credit histories and payments have been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments.
Streamline Health has no significant obligations for capital resources, other than the $2.0 million line of credit and the noncancelable operating leases of $615,625 payable over the next three years. Capital expenditures for property and equipment in 2008 are not expected to exceed $800,000.
During the four prior fiscal years, Streamline Health has made significant investments for capital expenditures, increased its sales and marketing, product research and development and its support and consulting expenses, and made significant debt reductions. This resulted in significant net cash outlays over the last four fiscal years. Accordingly, to achieve increasing revenues and profitability it was necessary for the Company to significantly increase the sales and marketing and product development expenses over the past three years, including capitalized software in fiscal 2007 and 2008. The Company believes that a significant shift in market demand toward hosted services is occurring as a result of better market adoption, numerous customers with a history of hosting success, and more recently, economic developments that have created scarce capital dollars for most hospital organizations. Our strategic initiatives to reorganize our resources to focus on software as a service via our ASPeNSM hosting solution, should produce improved results in 2009 and beyond as recurring hosted revenues are anticipated to grow. However, there can be no assurance Streamline Health will be able to do so. At October 31, 2008, Streamline Health had a cash balance of $1,340,394.
Streamline Health carefully monitors operating expenses. As a result of the current levels of revenues and operating loss, for the foreseeable future, Streamline Health will need to continually assess its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to reduce operating expenses, which the Company undertook late in the third quarter through attrition, bonus suspension and downsizing of the staff, or raise cash through additional borrowings, the sale of assets, or issue additional equity, or a combination thereof. Certain of these actions will require current lender approval. However, there can be no assurance Streamline Health will be successful in any of these efforts. If it is necessary to further reduce operating expenses, this could have an adverse effect on future operating performance.
Streamline Health believes that its present cash position, combined with cash generation currently anticipated from operations, will be sufficient to meet anticipated cash requirements for the short term. The Company may need to incur additional debt, obtain an additional infusion of capital, or a combination of both, depending on the extent of the future expenses and revenues of the Company. However, there can be no assurance Streamline Health will be able to do so.
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
At October 31, 2008, Streamline Health has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of $22,843,684 compared with $17,691,139 and $15,315,390 at the end of the second and first quarter as follows:

	October 31, 2008	July 31, 2008	April 30, 2008
Streamline Health Software Licenses	$924,678	$1,980,874	$1,988,165
Custom Software	322,584	348,584	335,250
Hardware and Third Party Software	765,080	1,227,122	1,408,891
Professional Services	4,964,910	5,295,629	5,189,164
Application Hosting Services	12,895,837	4,604,815	2,355,997
Recurring Maintenance	2,970,595	4,234,115	4,037,923
TOTAL	$22,843,684	$17,691,139	$15,315,390

This is an increase of 29% over the second quarter backlog and an increase of 49% over first quarter backlog. The single largest contributor to backlog relates to significant growth in our Application Hosting Services backlog. The related products and services are expected to be delivered over the next two to three years.
Streamline Health’s master agreements also generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2007, 2006 and 2005 were approximately $6,740,000, $5,617,000 and $5,104,000, respectively. Maintenance and support revenues are expected to continue to increase in 2008 as existing commitments are renewed and new customers are added.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the annual report on Form 10-K for the fiscal year ended January 31, 2008. The Company exposures to market risk have not changed materially since January 31, 2008.
Item 4. Controls and Procedures
Streamline Health maintains disclosure controls and procedures that are designed to ensure that there is reasonable assurance that the information required to be disclosed in Streamline Health’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Streamline Health’s management, including its Chief Executive Officer and Chief Financial Officer and Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-14(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Streamline Health’s senior management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of Streamline Health’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, Streamline Health’s management, including the Chief Executive and Interim Chief Financial Officer, concluded that there is reasonable assurance that Streamline Health’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no material changes in Streamline Health’s internal control or in the other controls during the quarter ended October 31, 2008 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.
Streamline Health identified a deficiency during the third quarter, but it was determined with Staff Accounting Bulletin 99 analysis that the deficiency did not result in a material error. We believe the risk of future errors has been mitigated by new control policies put in place.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Streamline Health is, from time-to-time, a party to various legal proceedings and claims, which arise, in the ordinary course of business. Streamline Health is not aware of any legal matters that will have a material adverse effect on Streamline Health’s consolidated results of operations or consolidated financial position.
Item 1A. Risk Factors
In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the risk factors discussed in Part I, “Item 1A, Risk Factors” in the annual report on Form 10-K for the fiscal year ended January 31, 2008. The risk factors in the Annual Report have not materially changed since January 31, 2008. The risk factors below and described in the Annual Report on Form 10-K are not the only risks facing the Company. In addition, risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company, its financial condition and/or operating results.
The preparation of the Company’s financial statements requires the use of estimates that may vary from actual results.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. One of the Company’s most critical estimates is the capitalization of software development costs. Due to the inherent nature of these estimates, the Company cannot provide absolute assurance that it will not significantly increase or decrease such estimates upon determination of the actual results. Any required adjustments could have a material adverse effect on the Company and its results of operations, and could result in the restatement of the Company’s prior period financial statements.
Changes in accounting standards could impact the Company’s reported earnings and financial condition.
The accounting standard setters, including the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, which could result in the restatement of the Company’s prior period financial statements.
Failure to improve and maintain the quality of internal controls over financial reporting could materially and adversely affect the Company’s ability to provide timely and accurate financial information about the Company.
In connection with the preparation of the financial statements for the Company’s third fiscal quarter ended October 31, 2008, Management identified a deficiency in the internal controls over financial reporting relating to the capitalization of software development costs for the Company’s second fiscal quarter ended July 31, 2008. While such deficiency did not rise to the level of a “material weakness” or “significant deficiency,” an adjustment of approximately $362,000 was made in the third quarter to capitalize certain software development expenses that had been expensed in the second quarter. Management cannot be certain that other deficiencies will not arise in the future or be identified or that the Company will be able to correct and maintain adequate controls over financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm operating results or cause failure to meet reporting obligations in a timely and accurate manner.
Item 3. DEFAULTS UPON SENIOR SECURITIES
The Company was not in compliance with the Tangible Net Worth covenant at October 31, 2008, but received a waiver from Fifth Third Bank for that violation. The Company is working with Fifth Third to reset the terms of the Tangible Net Worth covenant for future periods.
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

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: December 15, 2008	By:	/s/ J. Brian Patsy

J. Brian Patsy
Chief Executive Officer

DATE: December 15, 2008	By:	/s/ Donald E. Vick, Jr.

Donald E. Vick, Jr.
Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit

3.1(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. Previously filed with the Commission and incorporated herein by reference from, the Registrant’s (LanVision System, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

3.1(b)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., amendment No. 1 Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on September 8, 2006.

3.2	Bylaws of Streamline Health Solutions, Inc. Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on June 5, 2007.

4	Revolving Note, and associated documents, dated July 30, 2008, between Streamline Health, Inc. (a wholly owned subsidiary of the Registrant) and the Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 & 10.2 of the Registrant’s Form 8-K, as filed with the Commission on August 1, 2008.)

11	Computation of Earnings (Loss) Per Common Share

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002