Form 10-K
period 2009-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2009-04-17
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
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

The NASDAQ Stock Market, Inc.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by The NASDAQ Stock Market, Inc. for the Registrant’s Common Stock on July 31, 2008, was $11,021,389.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 7, 2009: 9,354,782.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2009 are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as a part hereof.

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements relating to the Company’s plans, strategies, expectations, intentions, etc. and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are no guarantee of future performance and are subject to certain risks and uncertainties that are difficult to predict and actual results could differ materially from those reflected in the forward-looking statements. These risks and uncertainties include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell the Company products, the ability of the Company to control costs, availability of products produced from third party vendors, the healthcare regulatory environment, potential changes in legislation, regulation and government funding affecting the healthcare industry, healthcare information systems budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results, effects of critical accounting policies and judgments, changes in accounting policies or procedures as may be required by the Financial Accountings Standards Board or other similar entities, changes in economic, business and market conditions impacting the healthcare industry, the markets in which the Company operates and nationally, and the Company’s ability to maintain compliance with the terms of its credit facilities, and other risk factors that might cause such differences including those discussed herein, including, but not limited to, discussions in the sections entitled Part I, “Item 1 Business”, “Item 1A Risk Factors”, Part II, “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 Financial Statements and Supplemental Data.” In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this and other documents Streamline Health Solutions, Inc. files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

PART I

Item 1.	Business

General

Streamline Health Solutions, Inc. (“Streamline Health®” or “the Company”) is a healthcare information technology company, which is focused on developing and licensing proprietary software solutions that improve document-centric information flows and complement and enhance existing transaction-centric hospital information systems. The Company’s workflow and document management solutions bridge the gap between current, predominantly paper-based processes and transaction-based healthcare information systems by 1) electronically capturing document-centric information from disparate sources, 2) electronically directing that information through vital business processes, and 3) providing access to the information to authenticated users (such as physicians, nurses, administrative and financial personnel and payers) across the continuum of care. Streamline Health’s solutions are designed for enterprise wide deployment to seamlessly connect disparate departmental systems, or silos of independent technologies, thereby eliminating potential process flow Friction PointsTM, in a common interoperable document management workflow solution.

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

The Company’s software solutions can be provided on a subscription basis via “Software as a Service (SaaS)”, (sometimes referred to as “Cloud Computing”) which is remotely hosted, or alternatively, licensed and installed locally. “Software as a Service (SaaS)” is the provision of dynamically scalable remote software, infrastructure and resources as a subscription service over a dedicated data communications line or virtual private line (VPN) via the Internet. Users of Software as a Service need not have knowledge of, expertise in, or control over the technology infrastructure “in the hosting center” that supports them.

Streamline Health provides hosted SaaS to The Health Alliance of Greater Cincinnati, Catholic Healthcare West, T. J. Sampson Community Hospital, Bronx Lebanon Hospital Center, Patty A. Clay Medical Center, Marion General Medical Center, the University of California San Francisco (UCSF), Massena Medical Center, Columbus Ohio Vital Statistics, and Children’s Medical Center of Columbus, OH, among others. In addition, Streamline Health has licensed its workflow and document management solutions, which are installed at leading healthcare providers including Parkview Health, Pro Health Care, Peace Health, Texas Health Resources, Sarasota Memorial Hospital, the Albert Einstein Healthcare Network, Beth Israel Medical Center, and Memorial Sloan-Kettering Cancer Center, among others.

The Company’s applications allow authenticated users, such as physicians, nurses, administrative and financial personnel, and payers with access to patient healthcare information (PHI) that exists in disparate systems across the continuum of care and improve operational efficiencies through business process re-engineering and automating labor-intensive and demanding paper environments. Streamline Health’s applications and services are complementary to existing clinical, financial and administrative systems, and use document management and advanced workflow tools to ensure users can electronically access both “structured” (transaction-centric) and “unstructured” (document-centric) patient data and all the various forms of clinical, financial and administrative healthcare information from a single permanent and secure repository, including clinician’s handwritten notes, laboratory reports, photographs, insurance cards, human resource documents, etc.

The Company’s workflow solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access and utilize Streamline Health’s advanced workflow applications to process information, on a real-time basis from virtually any location, including the physician’s desktop, using web-based technology. Streamline Health’s solutions integrate its own proprietary document management platform, application workflow modules and image and web-enabling tools that allow for the seamless merger of “back office” functionality with existing Hospital Information Systems at the desktop.

The Company offers its own document imaging/management infrastructure (accessANYware) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, Streamline Health’s applications fulfill the administrative and regulatory needs of the Health Information Management, Patient Financial Services and other administrative hospital departments such as Human Resources and Materials Management. Furthermore, these systems have been specifically designed to integrate with other Hospital Information Systems. For example, Streamline Health has integrated its solutions with selected systems from Siemens Medical Solutions USA Inc. (Siemens), Cerner Corporation, and Lawson applications, (see below) thus enabling customers to use our solutions without the expense of replacing entire software systems to gain the benefits of our software functionality. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most important tasks necessary to provide a true Electronic Medical Record. Streamline Health’s systems deliver on-line enterprise wide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.

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

Historically, Streamline Health has derived most of its revenues from recurring SaaS hosting services, recurring maintenance fees, professional services and system sales involving the licensing, either directly or through remarketing partners, of its workflow and document management solutions to healthcare organizations. In a typical transaction, Streamline Health, or its remarketing partners, enter into a fee-for-service SaaS subscription (or perpetual license agreement for Streamline Health’s software applications and may license or sell other third-party software and hardware components to the healthcare organization. Additionally, Streamline Health provides, as necessary, professional services, including implementation, training, and product support, as well as Business Process Management Services (BPM) consulting for custom document workflow applications.

Streamline Health earns its highest margins on proprietary Streamline Health software and SaaS hosting services and the lowest margins on third-party hardware and software. Sales to customers may include different configurations of Streamline Health software, third party components (software and hardware), and professional services, resulting in varying margins among contracts. The margins on professional services revenues fluctuate based upon the negotiated terms of the agreement with each customer and Streamline Health’s ability to fully utilize its professional services, maintenance, and support services staff.

In 2009, Streamline Health plans to launch its Business Process Management Services (BPM) group, which is a dedicated consulting department focused on delivering custom document workflow solutions for our existing installed base of customers and new customers who have a need for stand-alone document workflow applications to improve departmental business processes. BPM services include custom workflow development, business process management, strategic planning, and custom reporting, among other consulting services. These new services will complement our existing professional services, which focus primarily on installation of our standard off-the-shelf software solutions.

Beginning in 1998, Streamline Health pioneered offering customers the ability to obtain its workflow solutions on an application-hosting basis as an Application Service Provider (ASP), which is now often referred in the information technology (IT) industry as Software as a Service (SaaS). Streamline Health established a SaaS hosting center, and installed Streamline Health’s suite of document workflow and document management solutions within the hosting center (sometimes referred to as ASPeN, or Application Service Provider e-Health Network). Under this arrangement, customers electronically capture document-centric information at the healthcare facility and securely transmit the data to the hosting center. The hosting services center stores and manage the document-centric data using Streamline Health’s suite of applications, and customers can view, print, fax, route and process the information from anywhere using the Streamline Health web-enabled applications. Streamline Health charges and recognizes revenue for these hosting services on a subscription or per transaction basis as information is captured, stored, retrieved and processed.

The decisions by a healthcare provider to replace, substantially modify, or upgrade its information systems are a strategic decision and may involve a large capital commitment requiring an extended approval process for licensed and locally installed solutions. Since inception, Streamline Health has experienced extended sales cycles. It is not uncommon for sales cycles to take six to eighteen months from initial contact to the execution of an agreement. As a result, the sales cycles for licensed solutions can cause significant variations in quarter-to-quarter operating results. These agreements cover the licensing, implementation and maintenance of the system, which typically takes place in one or more phases. The licensing agreements generally provide for the licensing of Streamline Health’s proprietary software and third-party software with a perpetual or term license fee on either an unlimited number of users (site license) or a specific number of users (concurrent users license) that is adjusted upward depending on the number of facilities (annual operating expense model) or the number of concurrent users (concurrent use model) using the software. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with Streamline Health’s SaaS-based hosting services solutions, the SaaS hosting services agreements generally provide for utilizing Streamline Health’s software and third-party software on a recurring subscription or, for smaller departmental solutions, a fee per transaction basis.

The SaaS-based hosting services were designed to overcome obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for healthcare organization personnel to implement new systems. Streamline Health believes that large healthcare organizations and smaller healthcare providers are looking for this type of subscription-based solution because of the ease of implementation and lower entry-level costs. Streamline Health is focused on its SaaS model of delivery and believes this business model is especially well suited for the medium to small acute care facility marketplace as well as the ambulatory marketplace. The Company is actively pursuing remarketing agreements, in addition to those discussed below, with other Healthcare Information Systems and staff outsourcing providers to distribute Streamline Health’s SaaS-based document workflow solutions. The Company also continues to market system sales as appropriate to match customer needs.

Generally, revenues from licensed, locally installed systems sales are recognized when an agreement is signed and solutions are made available to end-users. Revenue recognition related to routine installation, integration and project management are deferred until the work is performed. Revenues from consulting, training, and SaaS-based hosting services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of the revenue are classified as deferred revenues. Revenues recognized prior to progress billings to customers are recorded as contract receivables.

In 2002, Streamline Health entered into a five year Remarketing Agreement with IDX Information Systems Corporation, which was subsequently acquired by GE Healthcare, a unit of the General Electric Company in January 2006. Under the terms of the Remarketing Agreement, IDX/GE was granted a non-exclusive worldwide license to distribute all Streamline Health document workflow and document management software including accessANYwareTM, Coding Workflow, and SaaS-based hosting services to its customers and prospective customers, as defined in the Remarketing Agreement. The Agreement has an automatic annual renewal provision and, after the initial five year term, which ended January 30, 2007, can be cancelled by IDX/GE upon 90 days written notice to the Company. This automatic annual renewal provision now extends the agreement through January 30, 2010. The Company has no reason to believe that the agreement will not continue to be renewed annually or will be terminated.

As to licensed, locally installed software, under the terms of the Remarketing Agreement, Streamline Health records this revenue when the solutions are made available to end-users. Royalties are remitted to Streamline Health based upon GE sublicensing Streamline Health’s software to its customers. Thirty percent of the royalty is due 45 days following the end of the month in which GE executes an end-user license agreement with its customer. The remaining seventy percent of the royalty is due from GE, in varying amounts based on specific milestones, 45 days following the end of the month in which a milestone occurs.

In December 2007, Streamline Health entered into an agreement with Emergis, Inc., which was subsequently acquired by TELUS, a large international telecommunications corporation based in Canada, in January 2008, under which Emergis is integrating Streamline Health’s accessANYwareTM document management repository and document workflow applications into its Oacis (Open Architecture Clinical Information System) Electronic Medical Record (EMR) solution.

In May 2008, Streamline Health and Emergis announced their agreement to provide their integrated document management and workflow solution at the eight hospitals representing the Centre hospitalier de l’Université de Montréal (CHUM) and the McGill University Health Centre (MUHC). Emergis integrated Streamline Health’s accessANYware document management and chart completion workflow solution into its Oacis electronic medical record solution. The integrated solution addresses clinicians’ need for immediate access to patient records in hybrid environments, where electronic health records still coexist with paper. CHUM and MUHC will be the first sites in Canada to deploy the integrated solution.

To date, no software revenues have been recorded for this transaction because the contract calls for Streamline Health to deliver a French language version of its software. It is anticipated that a French language version will be delivered into Beta testing sometime in the second half of 2009. Once this version has been tested and subsequently made generally available, the revenue can be recognized.

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

Healthcare Industry Trends impacting Streamline Health

The mixed public-private healthcare system in the United States is the most expensive in the world, with healthcare costing more per person than in any other nation. According to the World Health Organization, a greater portion of gross domestic product (GDP) is spent on healthcare in the U.S. than in any other major industrialized country in the world. As a proportion of GDP, government healthcare spending in the United States is larger than in most other large western countries. Streamline Health believes its solutions can reduce healthcare costs for its customers, as has been demonstrated in return on investment studies performed by a number of our customers resulting in attractive payback periods.

In spite of the amount spent on healthcare in the U.S., a 2008 report by the Commonwealth Fund, a private foundation that aims to promote a high performing healthcare system for society’s most vulnerable people, ranked the United States last in the quality of healthcare among the 19 compared countries. The World Health Organization (WHO), in 2000, ranked the U.S. healthcare system 37th in overall performance and 72nd by overall level of health (among 191 member nations included in the study).

Current estimates by many consulting and research firms put spending on healthcare in the U.S. at approximately 16% of GDP. In 2007, an estimated $2.26 trillion was spent on healthcare in the United States, or $7,439 per person. Healthcare costs are rising faster than wages or inflation, and the healthcare share of GDP is expected to continue its historical upward trend, reaching 19.5 percent of GDP by 2017 and 25% by 2025.

In response to this projected growth in healthcare spending, the healthcare industry is undergoing significant change as competition and cost-containment measures imposed by governmental and private payers have created significant pressures on healthcare providers to control healthcare costs while improving the quality patient care. At the same time, the healthcare delivery system is experiencing a shift from a highly fragmented group of non-allied healthcare providers to integrated healthcare networks, which combine all of the services, products and infrastructure necessary to address the needs of healthcare customers. As a result, healthcare providers are seeking to cut costs, increase productivity and enhance the quality of patient care through improved access to information throughout the entire hospital or integrated healthcare network.

Reforming or restructuring the private health insurance market is often suggested as a means for achieving healthcare reform in the U.S. A report published by the Commonwealth Fund in December 2007 examined 15 federal policy options and concluded that, taken together, they had the potential to reduce future increases in healthcare spending by $1.5 trillion over the next 10 years. These options included increased use of health information technology, among other findings.

U.S. Government Policy and Legislative Initiatives

Healthcare reform was a major concern of the Bill Clinton administration headed up by First Lady Hillary Clinton; however, the 1993 Clinton healthcare plan was not enacted into law. In 2004, President Bush called for all Americans to have electronic health records by 2014. The former president emphasized health-care information technology in some very high-profile speeches, including his 2007 State of the Union address, calling it critical to making the United States health-care system more efficient, affordable, and safe.

President Barack Obama has called for universal healthcare as a part of his 2008 presidential campaign. The American Recovery and Reinvestment Act of 2009 (“Stimulus Bill”) was enacted by the United States Congress and signed into law by President Barack Obama on February 17, 2009. The provision of the legislation that addresses health information technology specifically is known as the HITECH Act. Some highlights of President Barack Obama’s healthcare initiatives and the HITECH Act that may impact Streamline Health are noted below:

•	Primary focus in 2009 will be Electronic Health Records (EHR)

•	Intends to modernize U.S. healthcare system with health information technology (HIT) investments to reduce cost and improve quality of patient care, focusing on preventable errors and inefficient paper billing systems

•	Goal of full deployment of EHR by 2014 (5 years)

•	$19 billion investment in HITECH Provision includes $40 thousand per physician in EHR adoption incentives beginning in 2011 payable through 2016

•	HIT extension programs for regional adoption via Regional Health Information Organizations (RHIO)

•	Funds earmarked to states to promote interoperable EHR’s

•	Education programs to train clinicians in EHR’s

•	Dramatically increase the number of HIT professionals (current shortage to meet aggressive EHR adoption plans)

•	Create HIT grant and loan programs

•	Accelerate construction of National Health Information Network (NHIN)

The Gartner Group, software industry consultants, estimates total HIT investments were approximately $26 billion in 2007. When considering the Stimulus Bill estimate of $19 billion in HIT investments, the Company anticipates a dramatic increase in HIT investments above current levels. Furthermore, the company believes the addressable market is significant based on the Gartner Group estimates of low EHR adoption rates of 8% of the approximately 5,000 U.S. hospitals and 17% of the 800,000 physicians. Accordingly, Streamline Health anticipates greater demand and additional federally initiated sources of funding for information technology investments. We believe our solutions are complimentary to hospital organization’s plans for EHR adoption.

Despite the enormous investments in electronic medical record technology to date, the majority of the patient records are still paper-based. The inefficiencies of paper-based records increase the cost of patient care. Physicians often cannot gain access to medical records at the time of patient visits, and multiple users cannot simultaneously access the record when only a single copy of the paper-based patient record is available. Based upon Streamline Health’s experience in installing its solutions, a typical 500 bed hospital can produce 15,000 to 20,000 pages of new patient information each day even with computerized admission, billing, laboratory and radiology systems, and individual physician document retrieval requests can be as high as 100 documents per physician per day. The volume of medical images in the patient record is expanding as well. In addition to images such as x-rays and CAT scans, MRI’s, new image forms such as digitized slides, videos and photographs proliferate. Thus, the ability to store and retrieve document images of voluminous paper records on a timely basis is a critical feature of a complete EHR.

In order to simultaneously reduce costs and enhance the level of patient care, hospitals and other healthcare providers are requiring comprehensive, cost-effective information systems that deliver rapid access to fully updated and complete patient information. Traditional healthcare information systems are inadequate because: (i) they do not capture large amounts of the patient records which are paper-based and stored in various sites throughout the enterprise; (ii) computerized patient data is generated using a variety of disparate systems which cannot share information; and (iii) multimedia medical information such as x-rays, CAT scans, MRI’s, video and audio information are frequently inaccessible at the point of patient care. Accordingly, hospitals and other healthcare providers are increasing their information systems expenditures, which have traditionally lagged behind other data-intensive industries such as banking.

In 2007, the Medical Records Institute Survey of Electronic Medical Record Trends and Usage reported that the top priority for strategic decisions in Information Technology was the need to improve clinical processes or workflow efficiencies and the major factor driving Electronic Medical Record adoption in the hospital segment was patient safety considerations.

Streamline Health believes that the HIPAA (Health Insurance Portability and Accountability Act) regulations are an additional impetus for healthcare to embrace Streamline Health solutions as a means of ensuring compliance with federal regulations.

Document imaging and workflow (management) technologies are essential elements of a complete EMR because they allow for the storage of unstructured data (i.e., patient record elements other than data or text, such as hand written physician or nursing notes and physician orders, photographs, and outside correspondence) and they enable digitized x-rays, CAT scans, MRI’s, video and audio information to be accessed and delivered to the caregiver at the point of patient care. Streamline Health believes the demand for its health information document management and workflow solutions, which can supply document-imaging capabilities to compliment the data-centric elements of an EMR, will increase in future years.

Streamline Health believes that the HIPAA regulations are an additional impetus for healthcare providers to embrace Streamline Health solutions as a means of ensuring compliance with federal regulations.

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

Regulatory Matters

The U.S. Department of Health and Human Services (HHS) asked the Institute of Medicine of the National Academy of Sciences to design a standardized model of an electronic health record, in a move that may help spur nationwide acceptance of EMR’s. The impact of such a change, if implemented by HHS, on current Streamline Health solutions and services is unknown at this time. However, Streamline Health believes that its solutions are sufficiently flexible to accommodate changing regulatory requirements. Patient privacy is of utmost concern, as evidenced by current HIPAA regulations. Streamline Health’s solutions enable a healthcare organization to lock down Protected Health Information (PHI), as defined by HIPAA, by preventing unauthorized access and providing audit trails for every occurrence of access to PHI.

Regulations Relating to Confidentiality

Federal and state laws regulate the confidentiality of patient records and the circumstances under which such records may be released. These regulations govern both the disclosure and use of Protected Health Information (PHI). Regulations governing electronic health data privacy are continuing to evolve. The Health Insurance Portability and Accountability Act (HIPAA) of 1996, enacted August 22, 1996, is designed to improve the efficiency of healthcare by standardizing the interchange of specified electronic data, and to protect the security and confidentiality of PHI. The legislation requires that covered entities comply with national standards for certain types of electronic health information transactions and the data elements used in such transactions, and adopt policies and practices to ensure the integrity and confidentiality of PHI.

Regulations adopted pursuant to HIPAA include rules addressing several areas. The Privacy Rule also extended the scope of enforcement to PHI residing on non-electronic media, such as paper, as well as to email, oral and written communications. Streamline Health cannot predict the potential impact of new or revised regulations that have not yet been released or made final, or any other regulations that might be adopted. Congress may adopt legislation that may change, override, conflict with, or preempt the currently issued regulations. Additionally, legislation governing the dissemination of patient health information is also from time to time proposed and debated at the state level. These laws or regulations, when adopted, could restrict the ability of customers to obtain, use, or disseminate PHI. Streamline Health believes that the features and architecture of Streamline Health’s solutions are such that it currently supports or should be able to make the necessary modifications to its products, if required, to ensure support of the HIPAA regulations, and other legislation or regulations.

However, if the regulations are unduly restrictive, this could cause delays in the delivery of new versions of solutions and adversely affect the licensing of Streamline Health’s solutions. Overall, Streamline Health believes the HIPAA regulations will continue to stimulate healthcare organizations to purchase computer-based EMR systems that automate the collection, use, and disclosure of PHI, while maintaining appropriate security and audit controls over the information. However, there can be no assurance that an increase in the purchase of new systems or additional use of Streamline Health software and services will occur.

Rapid Technological Change and Evolving Market

The market for Streamline Health’s solutions and services is characterized by rapidly changing technologies, regulatory requirements, evolving industry standards and new product introductions and enhancements that may render existing solutions obsolete or less competitive. As a result, Streamline Health’s position in the healthcare information technology market could change rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. Streamline Health’s future success will depend, in part, upon Streamline Health’s ability to enhance its existing solutions and services and to develop and introduce new solutions and services to meet changing requirements.

Changes and Consolidation in the Healthcare Industry

Streamline Health derives substantially all of its revenues from providing subscription services via its SaaS-based hosting center, the licensing of software, providing professional services and maintenance services within the healthcare industry. Accordingly, the success of Streamline Health is dependent upon the regulatory and economic conditions in the healthcare industry. Many healthcare providers are consolidating to establish integrated healthcare delivery networks to take advantage of economies of scale, greater marketing power and greater leverage in negotiating with vendors who supply the industry with the goods and services they require. The impact of such consolidations, Streamline Health believes, will benefit Streamline Health as more healthcare organizations investigate methods to streamline operations, including outsourcing non-core services to reduce costs and improve the quality of patient care through the use of information technology, especially in the paper intensive areas of Patient Medical Records, Patient Financial Services, and Administrative Services.

Key Personnel

Streamline Health’s success depends, to a significant degree, on its management, sales and technical personnel. Streamline Health must recruit, motivate and retain highly skilled managers, sales force, consulting and technical personnel, including application programmers, database specialists, consultants and system architects skilled in the technical environments in which Streamline Health’s solutions operate. Competition for such technical expertise is intense. Our failure to attract and retain qualified personnel could have a material adverse impact on the Company.

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

Warranties and Indemnities

Streamline Health’s solutions are very complex and may not be error free, especially when first released. Failure of any Streamline Health product to operate in accordance with its specifications and documentation could constitute a breach of the license agreement and require Streamline Health to correct the deficiency. If such deficiency is not corrected within the agreed upon contractual limitations on liability and cannot be corrected in a timely manner, it could constitute a material breach of a contract allowing the termination thereof and possibly subjecting Streamline Health to a financial liability. Also, Streamline Health indemnifies its customers against third-party infringement claims. If such claims are made, even if they are without merit, they could be expensive to defend. If Streamline Health becomes liable to a third-party for infringement of their intellectual property, Streamline Health could be required to pay substantial amounts as damages, obtain a license to use the infringing technologies, develop its own non-infringing technologies, or cease using the infringing intellectual property.

Competition

Several companies historically have dominated the Clinical Information System software market and several of these companies have either acquired, developed or are developing their own document management and workflow technologies. The industry is undergoing consolidation and realignment as companies position themselves to compete more effectively. Strategic alliances between vendors offering health information management workflow and document management technologies and vendors of other healthcare systems are increasing. Barriers to entry to this market include technological and application sophistication, the ability to offer a proven product, a well-established customer base and distribution channels, brand recognition, the ability to operate on a variety of operating systems and hardware platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities. Streamline Health believes that these barriers taken together represent a moderate to high level barrier to entry. Foreign competition has not been a significant factor in the market, to date.

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

The Streamline Health Solution

Streamline Health’s solutions and services streamline information flows and provide health information management workflow, Patient Financial Services and other departmental workflow solutions for the patient and other information access needs of hospitals and integrated healthcare delivery networks. Streamline Health’s systems enable medical and administrative personnel to rapidly and efficiently capture, store, manage, route, retrieve and process vast amounts of clinical, financial, patient and other information.

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

Streamline Health’s health information management, Patient Financial Services, and administrative workflow solutions provide financial, administrative, and clinical benefits to the healthcare provider and facilitate more effective patient care. These benefits include: (i) improved access to patient information to assist in making informed clinical and financial decisions; (ii) reduced costs for administrative personnel due to increased workflow efficiency, as data can be routed within an organization to all users who need to process that information simultaneously or in sequence as required; (iii) increased productivity through the elimination of file contention by providing multiple users simultaneous access to patient medical records; (iv) reduced costs and improved care through the reduction of unnecessary testing and admissions; (v) improved cash flow through accelerated account receivable collections and reductions in “technical denials” (which occur when a third-party payer refuses payment because of the provider’s inability to substantiate billing claims due to loss of portions or all of the patient record); (vi) expedited treatment decisions, and fewer redundant tests as a result of timely access to complete information; (vii) fewer medical record errors by minimizing misfiled, lost and improperly completed records; and (viii) increased security of patient information through improved controls on access to confidential data and the creation of audit trails that identify the persons who accessed or even tried to access such information.

The Streamline Health Strategy

Streamline Health’s objective is to continue to be a leading provider of health information management, Patient Financial Services, and administrative workflow solutions to the healthcare industry. Important elements of Streamline Health’s business strategy include:

SaaS-based Hosting Services

In 1998, Streamline Health was a pioneer in offering customers the ability to obtain its document management and workflow solutions on a remotely hosted basis via the Software as a Service (SaaS) delivery model. Streamline Health established a hosting center and installed Streamline Health’s suite of document workflow products, called ASPeN (Application Service Provider e-health Network) within the hosting center, which utilizes Streamline Health’s web browser-enabled applications via private data communication lines or a virtual private network (VPN) utilizing the Internet, to deliver high quality, subscription-based services to healthcare providers from a centrally located hosting center. SaaS-based services enables healthcare customers to achieve enhanced patient care, improved security, and accessibility to patient records at significant cost savings with minimal up-front capital investment, maintenance, and support costs. Customers realize benefits more quickly with less economic risk. Customers are charged on subscription, and occasionally on a per transaction basis, which is an attractive alternative to purchasing an in-house, locally installed system. This SaaS-based service is made possible through the advancement of web browser-based technology, state-of-the-art communication technology and advanced software design.

In fiscal 2008, Streamline Health experienced a significant growth in SaaS-based hosting services contracts and related backlog of recurring revenue. The Company is experiencing a dramatic shift away from its traditional “purchase” model of licensed software which is locally installed at the customer’s data center, towards our SaaS-based business model. Under the SaaS-based model, recurring revenue via subscription fees are paid monthly, quarterly or annually over the life of the contract, which is typically five years. Start up costs include the cost of third party components (software and hardware) installed in the Streamline Health hosting center that are required to host the Company’s software solutions. In anticipation of this demand, Streamline Health has realigned its organization to reduce our cost structure and cash flow needs to offset some of the effects of the spreading out of revenue streams and up-front cash needs of the SaaS model. A desirable byproduct of this dramatic shift to SaaS-based services is much better visibility for future revenue streams based on backlog fulfillment from hosted contracts over typical five year contract periods, as well as a high percentage of contract renewals after the initial term.

The growth in SaaS-based hosting services is exemplified by the eight new hosting contracts signed in 2008, which have contributed to revenue and have a current SaaS-based hosting backlog in excess of $13 million, which is over four times greater than it was at the end of fiscal year 2007. Furthermore, Streamline Health signed 10 new customer contracts in 2008 (up from 4 new customer contracts in 2007), of which 80% were hosted agreements, compared to only 25% hosted agreements in 2007.

Factors that we believe have contributed to this significant shift to Software as a Service (SaaS) are:

1. SaaS-based hosted solutions are now becoming more main stream, and market adoption has increased dramatically over the past few years.

2. Small to mid-sized healthcare organizations do not have the capital, or the information technology staffs to support complex, locally installed solutions.

3. The 2008 financial crisis and credit crunch has forced hospital organizations to reconsider their capital purchases and look to operating lease alternatives, such as our hosted solutions, to meet their software needs.

4. SaaS-based solutions are an excellent hedge against future obsolescence, and provide a lower-risk alternative to traditional licensed models.

We believe that the realignment will better focus and position the company to take advantage of increased market opportunities for SaaS-based services, particularly at the lower end of the healthcare market where opportunities for these services is growing much faster than the marketplace in general. We also believe that our hosted solutions provide us with a significant advantage in the marketplace, as many of our competitors do not have a comparable offering.

Although Streamline Health enjoyed a significant increase in SaaS-based hosting contracts, Streamline Health’s largest hosting customer did not renew its hosting agreement at the end of July 2008. This large customer built its own locally-installed solution after having renewed its hosting agreement multiple times over a five and a half year period. The termination of this agreement had a material adverse impact on the results of operations in 2008, contributing to a shortfall of approximately $880,000 in recurring revenues. The anticipated shortfall in recurring revenues in 2009 due to the termination of this contract is estimated to be approximately $1,761,000. Counteracting this loss in recurring revenue from one large hosting contract, the Company signed eight additional new hosting services customers in 2008. However, the amounts of new revenues from these eight new customers did not start contributing to revenues until the second half of 2008 and will continue to contribute to recurring revenues throughout 2009, and therefore, when totally implemented by the end of 2009, will generate revenues estimated to be approximately 85% of the revenues attributed to the loss of the large customer.

In addition, one of the new hosting contracts signed this year was constructed to cover up to 26 total facilities, of which only three implementations are included in the above replacement revenue estimate. We expect to add additional application-hosting customers in 2009 and into the future that will replace the recurring revenue shortfall from the loss of the large customer, and subsequently continue to grow hosting revenues beyond the loss in recurring revenues noted this year and last year.

Expand Distribution Channels

Streamline Health estimates the total market for Streamline Health’s document management solutions and services could be in excess of $16 billion, and the market is less than 30% penetrated. Streamline Health strongly believes its highly evolved, secure and technologically advanced web browser-based SaaS-based hosting solutions will position Streamline Health to take advantage of, what it continues to believe will be, significantly increasing market opportunities for Streamline Health and its distribution partners in the future.

In 2002, Streamline Health entered into a five-year Remarketing Agreement with IDX (now GE Healthcare), which offers a wide variety of patient care solutions to hospital organizations, group practices, academic medical centers, and radiological centers nationwide. At that time, IDX had installed its solutions at more than 2,600 customer sites with systems deployed to serve over 120,000 physicians. Under the terms of the Agreement, IDX/GE was granted a non-exclusive worldwide license to distribute all Streamline Health applications and SaaS-based hosting services to its customers and prospective customers, as defined in the Agreement. GE sells Streamline Health’s health information management and enterprise document management and document workflow solutions as an integrated component of the GE Centricity® Enterprise clinical and financial information systems. The Agreement has an automatic annual renewal provision after the initial five year term, which ended January 30, 2007, and can be cancelled by GE upon 90 days written notice to the Company. This automatic annual renewal provision now extends the agreement through January 30, 2010. The Company has no reason to believe that the agreement will not continue to be renewed annually or will be terminated.

In December 2007, Streamline Health entered into an agreement with Emergis, Inc., which was subsequently acquired by TELUS, a large international telecommunications corporation based in Canada, in January, 2008, under which Emergis is integrating Streamline Health’s accessANYwareTM document management repository and document workflow applications into its Oacis (Open Architecture Clinical Information System) Electronic Medical Record (EMR) solution.

In May 2008 Streamline Health and Emergis announced their agreement to provide their integrated document management and workflow solution at the eight hospitals representing the Centre hospitalier de l’Université de Montréal (CHUM) and the McGill University Health Centre (MUHC). Emergis integrated Streamline Health’s accessANYware document management and chart completion workflow solution into its Oacis electronic medical record solution. The integrated solution addresses clinicians’ need for immediate access to patient records in hybrid environments, where electronic health records still coexist with paper. CHUM and MUHC will be the first sites in Canada to deploy the integrated solution.

It is expected that this relationship with TELUS, backed by Emergis, will enable the Company to continue its international expansion and growth in Canada.

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

Maintain Technological Leadership Through the Development of New Software Applications and Increased Functionality of Existing Applications

In late 2007 and 2008, Streamline Health undertook a large-scale development effort to refresh its entire solution suite to a new fifth-generation architecture. Included in this massive development effort are the consolidation of technology platforms onto the Microsoft Dot Net platform, and the internationalization of its software via multi-lingual capabilities for potential new international markets. Internationalization specifically to include French language capabilities was a part of Streamline Health’s agreement with the Centre hospitalier de l’Université de Montréal (CHUM) and the McGill University Health Centre (MUHC) via our distribution partner, Emergis, a TELUS company. It is anticipated that the Company will deliver its new architecture platform for Beta testing at a customer location in the second half of 2009.

Streamline Health intends to continue its product development efforts and increase the functionality of existing applications along with the development of new applications using workflow technologies. In particular, Streamline Health intends to increase the functionality of its web-based applications. Streamline Health has continued to add new features, functionality and workflow applications to its suite of products, including revenue cycle management solutions such as remote coding, remote physician order processing, pre-admission registration scanning, insurance verification, explanation of benefits processing, etc. (See “A brief description of Streamline Health’s solutions” below.)

Streamline Health’s core technology is a document management-based repository, accessANYware. The accessANYware application utilizes a common database for medical records and patient financial services, thereby improving system administration and eliminating redundant data entry.

Streamline Health believes only the most robust, flexible, dependable solutions will survive in the healthcare market, and Streamline Health has attempted to establish itself as a leader in document management and workflow-based solutions through strong product development.

Document Image-Enable Clinical Data Repositories and Other Applications Software

Today, healthcare information is often stored on numerous dissimilar host-based and departmental systems that are spread throughout an enterprise and are not integrated. Additionally, these current systems do not address the data stored on paper or the increasing volume of medical images such as CAT scans, MRI’s, digitized slides, exploratory scopes, photographs, audio, etc. Streamline Health believes the efficiencies and productivity of hospitals and integrated healthcare delivery networks can be greatly enhanced by seamlessly integrating their historical information systems with document management and workflow applications. Physicians, clinicians, and other healthcare users then have access to the complete patient medical record, including the structured data, such as laboratory results, and related unstructured data, such as a doctor’s hand written notes. Streamline Health has image-enabled many popular Hospital Information Systems, such as those offered by Oacis (marketed by Emergis, a TELUS company), GE Healthcare, and Cerner Corporation. Streamline Health is marketing image-enabling technology through its Streamline Health Integration Tools (Stream-IT) integration toolkit. Streamline Health intends to continue to aggressively market its unique image-enabling solutions to end-users and other third-party software application providers. Streamline Health has several large scale, enterprise wide image enabled sites, including Memorial Sloan-Kettering Cancer Center, which utilizes Streamline Health’s solution on over 8,000 workstations and over 1,250 simultaneous users at any point in time.

Systems and Services

Streamline Health’s systems employ an open architecture that supports a variety of operating systems, including Microsoft Windows XP, and UNIX. Streamline Health’s systems can be configured with various hardware platforms, including INTEL-compatible personal computers. Streamline Health’s systems include a user interface designed specifically by Streamline Health for physicians and other medical and administrative personnel in hospitals and integrated healthcare networks. Streamline Health’s health information management workflow solutions incorporate advanced features, including workflow and security features, which allow customers to restrict direct access to confidential patient information, secure Protected Health Information (PHI) from unauthorized indirect access and have audit trail features.

A brief description of Streamline Health’s solutions follows:

Streamline Health solutions and services are built using advanced document management and workflow automation technologies to create robust Health Information Management (Medical Records), Revenue Cycle, and administrative workflow solutions. Document management technology makes paper-based information, as well as medical images, sound and video information as readily available and easy to process as traditional electronic data. In addition to intelligent electronic routing of documents, workflow automation offers sophisticated management tools and reporting to increase efficiency and support of business process re-engineering efforts.

Streamline Health’s solutions and services were designed to be complementary with existing third-party Hospital Information Systems and SaaS-based hosting services, providing value-added functionality to these third-party applications, including the following:

•	The ability to gain seamless electronic access to medical records, business office documents and medical images (unstructured data);

•	Workflow-based automated chart deficiency analysis and completion;

•	Workflow-based automated release of information and billing;

•	Workflow-based remote coding and seamless integration to third-party encoder and abstracter software;

•	Workflow-based referral order capture;

•	Workflow-based financial screening and routing of patient financial ability to pay information;

•	Workflow-based Preoperative document capture and routing for operating room scheduling systems;

•	Workflow-based RAC (Recovery Audit Contractor) document tracking and release to facilitate RAC audit mitigation; and

•	Computer-aided data extraction solutions using OCR technology to scan, extract, verify, and input into existing information systems data.

Streamline Health has developed innovative application tool sets to “document image and web-enable” existing Hospital Information System applications, thereby allowing users to have a common user interface on a universal workstation. Streamline Health has also developed its own document management middleware to efficiently provide the object-oriented business processes common to all of its applications, such as scanning/indexing, faxing/printing, data archiving migration, security and auditing. Through its application software, document management middleware, and its workflow, image and web-enabling tools, Streamline Health allows the seamless merging of its Medical Record and Patient Financial Services department “back office” functionality with existing clinical information systems at the desktop.

For maximum flexibility, the Streamline Health solution portfolio offers the following core accessANYwareTM-based solutions: (i) the Health Information Management (HIM) Suite, (ii) the Patient Financial Services (PFS) Suite, and (iii) the Enterprise Suite. In addition, Streamline Health offers numerous document workflow solutions that are application or department specific. Among these workflow solutions are: (i) Chart Completion Workflow, (ii) Coding Workflow, (iii) Release of Information Workflow, (iv) Referral Order Workflow, (v) Financial Screening Workflow, (vi) Cash Management Workflow, (vii) Preoperative Workflow, (viii) Chart Tracking Workflow, (ix) RAC Audit Workflow, and (x) Registration Scanning Workflow. In addition, the Company offers various customized workflows through its new Business Process Management Services Group, such as: (i) Invoice Routing Workflow, (ii) Tuition/Certification Workflow, (iii) New ChargeMaster Request Workflow, (iv) Supply Chain Management Workflow, (v) Accounts Payable Workflow, and (vi) Human Resources Workflow.

The accessANYware family of solutions is Streamline Health’s fourth-generation document-centric repository of historical health information that is complementary to and can be seamlessly “bolted on” to existing transaction-centric clinical, financial and management information systems, allowing healthcare providers to aggressively move toward a true EMR. It allows authorized users to perform document searching, retrieval, viewing, processing, printing and faxing, as well as report generation — all from a single login.

HEALTH INFORMATION MANAGEMENT SUITE

The HIM Suite includes accessANYware — Patient Folders, Chart Completion Workflow, Release of Information Workflow, Coding Workflow and Chart Tracking Workflow.

accessANYware — Health Information Management (HIM)

accessANYware — (HIM) is a web-enabled application that provides hospital organizations the ability to electronically store, search and retrieve medical records from any location within the facility, physician offices, off-site clinics and even from home. In addition, accessANYware — HIM provides a complete web-enabled chart deficiency management system that includes analysis, electronic signature and management reports — all from a single login. accessANYware — HIM allows the user to securely view the entire medical record from a visit view or a category-based longitudinal view of historical patient information.

Chart Completion Workflow

The Completion Workflow application is a chart deficiency management workflow that provides management reporting along with providing analysts and clinicians the ability to remotely analyze, electronically sign and complete deficient records. In addition to a single login, Chart Completion

Workflow delivers a single user interface and integrated database. Therefore, from a single system login, users with appropriate security have the ability to search and retrieve information regarding patients and cases (for chart analysis), view, print and fax patient documents, as well as analyze or complete deficient documents. The functions presented to the user vary with the user’s security. For example, if the user is a clinician, he/she is presented with an inbox function that displays a list of incomplete charts (awaiting completion) and a list of “linked” patients assigned to them. The clinician then has the option to complete deficient charts or retrieve patient information via searching or by clicking on the “linked” patients within their inbox. This access may occur from any workstation within the facility, the physician’s office, or some other remote site. With proper security, the user is able to view, print and fax patient information.

Release of Information Workflow

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

PATIENT FINANCIAL SERVICES SUITE

The PFS Suite includes accessANYware — Non Patient Folders, and a choice of three among the following workflows: Referral Order Workflow, Pre-Operative Workflow, Financial Screening Workflow and Cash Management Workflow, and administrative workflows.

accessANYware — Patient Financial Services (PFS)

accessANYware — PFS is a web-based application that allows any department of a healthcare organization the ability to store, retrieve and process document-centric information using a site-defined electronic folder hierarchy with a user-friendly interface. accessANYware — PFS provides document management and workflow capabilities for a hospital organization’s enterprise-wide departmental needs, such as Patient Financial Services, Business Office, Human Resources, Materials Management, and virtually any other department that has document intensive storage, retrieval and processing needs.

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

Referral Order Workflow

Referral Order Workflow ensures automated capture routing and tracking of faxed orders from physician’s offices into client scheduling and pre-registration areas that allow increasing volumes without adding additional staff. This saves time spent processing paper faxes.

Financial Screening Workflow

Financial Screening Workflow manages the rising number of self-pay accounts that healthcare providers are experiencing by forwarding the financial documents at the time of receipt to insurance specialists to expedite charity care program analysis.

Pre-Operative Workflow

Pre-Operative Workflow manages patient documents and reduces cancelled/rescheduled surgeries by proactively providing required document sets for the scheduled surgery facilitating those that are missing.

RAC Audit Workflow

RAC Audit Workflow collects, manages and allows for tracking and release of pertinent patient documents to facilitate mitigation of the federally mandated RAC audit program of identifying and correcting improper Medicare payments.

Enterprise Suite

The Enterprise Suite is a full offering of Streamline Health solutions including the HIM Suite, the PFS Suite, and the Streamline Health Integration Tools (STRM-ITTM).

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

ASPeN...Application Service Provider eHealth Network

Streamline Health’s SaaS-based hosting services offers healthcare organizations an ever increasing, cost-effective solution to manage its information. Through the use of the Internet and private line telecommunications, Streamline Health provides its healthcare customers with fast and secure access to its data stored at Streamline Health’s hosting center, for a monthly , quarterly or annual subscription fee. The hosted pricing model helps its healthcare customers to overcome the barriers of high capital and start-up costs as well as the technological burdens of implementing and managing a document workflow system.

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

Business Process Management Services (BPM)

In 2009, Streamline Health plans to launch its Business Process Management Services (BPM) group, which is a dedicated consulting department focused on delivering custom application solutions for our existing installed base of customers. BPM services include custom workflow development, business process management, strategic planning, and custom reporting, among other consulting services. These new services will complement our existing professional services, which focus primarily on installation of our standard off-the-shelf software solutions.

Research and Development

Streamline Health continues to focus its research and development efforts to develop new application software and increase the functionality of existing applications. Customer requirements and desires significantly influence Streamline Health’s research and development efforts.

Product research and development expense was $2,264,332, $3,132,809, and $2,716,163 in 2008, 2007 and 2006, respectively. In addition, Streamline Health also capitalized approximately $3,680,000, $2,652,000, and $2,130,000 of software development expenditures in 2008, 2007, and 2006, respectively.

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

Albert Einstein Healthcare Network, Philadelphia, PA
Beth Israel Medical Center, New York, NY
Children’s Medical Center of Dallas, Dallas, TX
Christiana Care Health Services, New Castle, DE
Memorial Sloan-Kettering Cancer Center, New York, NY
Parkview Health, Fort Wayne, IN
ProMedica Health Systems, Toledo, OH
Sarasota Memorial Hospital, Sarasota, FL
Texas Health Resources, Inc., Arlington, TX

ASPeN Application-hosting Customers include:

Nationwide Children’s Hospital, Columbus, OH
Health Alliance of Greater Cincinnati, Cincinnati, OH
T.J. Samson Community Hospital, Glasgow, KY
Messena Memorial Hospital
Marion General Medical Center
University of California, School of Medicine, San Francisco, CA
Pattie A. Clay Regional Medical Center, Richmond, KY
RevenueMed, Inc., Alpharetta, GA

GE Healthcare has also sublicensed Streamline Health’s suite of solutions or its SaaS-based hosting services to fourteen healthcare organizations.

In fiscal year 2008, GE Healthcare, Children’s Medical Center of Dallas, and Health Alliance of Greater Cincinnati, accounted for 37%, 13% and 7%, respectively, of Streamline Health’s total revenues.

In fiscal year 2007, GE Healthcare, M. D. Anderson Cancer Center and Texas Health Resources, Inc., accounted for 38%, 12% and 7%, respectively, of Streamline Health’s total revenues.

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

At January 31, 2009, Streamline Health has master agreements and purchase orders from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services) that have not been delivered, and or installed which, if fully performed, will generate future revenues of approximately $6,792,000. The related solutions and services are expected to be delivered over the next two to three years. Furthermore, Streamline Health has entered into application-hosting agreements, which are expected to generate revenues in excess of $13,042,000 through their respective renewal dates in fiscal years 2009 through 2013.

Streamline Health’s master agreements also generally provide for a limited initial maintenance period and require the customer to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2008, 2007, and 2006 were approximately $7,331,000, $6,861,000, and $5,711,000, respectively. Maintenance and support revenues are expected to increase in the future. At January 31, 2009, Streamline Health had Maintenance Agreements and purchase orders from remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $6,578,000, through their respective renewal dates in fiscal year 2009-2011.

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

Employees

As of January 31, 2009, Streamline Health had 88 full-time employees, a decrease of 23 during the fiscal year as a result of a company-wide reorganization plan put in place in the third quarter of 2008 in an effort to reduce costs and improve cash flow to align with its emphasis on the SaaS-based hosting model. In addition, Streamline Health utilizes independent contractors to supplement its staff, as needed. None of Streamline Health’s employees are represented by a labor union or subject to a collective bargaining agreement. Streamline Health has never experienced a work stoppage and believes that its employee relations are good.

Information

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

The variability of the Company’s quarterly operating results can be significant.

The Company’s operating results have fluctuated from quarter to quarter in the past, and the Company expects continued fluctuations in the future. Future revenues and operating results may vary significantly from quarter-to-quarter as a result of a number of factors, many of which are outside the control of the Company. These factors include: the relatively large size of customer agreements; unpredictability in the number and timing of system sales and sales of applications hosting services; length of the sales cycle; delays in installations; changes in customers’ financial condition or budgets; increased competition; the development and introduction of new products and services; the loss of significant customers or remarketing partners; changes in government regulations, particularly as to the healthcare industry; the size and growth of the overall healthcare information technology markets; any liability and other claims that may be asserted against the Company; the Company’s ability to attract and retain qualified personnel; national and local general economic and market conditions; and other factors referenced or incorporated by reference in this Form 10-K and any other filings by the Company with the Securities and Exchange Commission.

The Company’s sales have been concentrated in a small number of customers.

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

Sales to the Company’s largest application hosting client ceased at the end of July 2008.

The Company’s largest application hosting client did not renew its hosting agreement at the end of July 2008, which resulted in lower application hosting services revenues for the Company’s 2008 fiscal year. Although this client had renewed its hosting agreement with the Company several times over the previous five and a half year period, this client built its own locally-installed solution. If the Company is unable to replace the revenue stream from this client, which had been approximately $1.76 million annually, the termination of this agreement will have a material adverse effect on the Company. Although the Company signed eight new additional application hosting services agreements in 2008, which revenues have not yet fully come on-line, those new contracts are expected to generate revenues estimated to be approximately only 85% of the revenues attributable to the loss of this single large customer. The Company needs to continue to expand its customer base to minimize the effects of the loss of any single customer in the future.

In addition to direct sales, the Company relies on third party remarketing alliances for a substantial portion of its revenues.

The Company seeks to expand its distribution channels by creating remarketing alliances with third parties who are engaged in the sale of healthcare information systems, medical records management and outsourcing, and other healthcare information technology and patient care solutions. GE Healthcare, the Company’s major remarketing partner, could choose to discontinue reselling Streamline Health products, and significant customers could elect to discontinue using the Company’s products. The Company needs to ensure that it expands its distribution channels to reduce the reliance on a single major reseller.

The Company could be less profitable than expected.

Because of the relatively fixed operating expenses and overhead, the future profitability of the Company is dependent on increasing revenues which may not materialize as anticipated. Because of the Company’s anticipated shift in strategic focus towards remote application hosting services (Software as a Service (SaaS)), upon obtaining new application hosting customers, the Company will have to expend a significant amount of costs and time before those new customers are able to begin using such services and the Company cannot begin to recognize revenues from those clients until the commencement of such services. Accordingly, the Company anticipates that its near term cash flow, revenue and profitability may be adversely affected by this shift in strategic focus until new hosting customers go into production. While the Company anticipates long term growth through increases in recurring subscription fees and significantly improved profit visibility, the Company’s failure to successfully implement its focus on building its application hosting services business, or the failure of such initiative to result in improved profitability, could have a material adverse effect on the Company’s liquidity, financial position and results of operations.

The Company needs to manage its costs while planning for growth.

The Company is currently experiencing a period of growth primarily through its remote application hosting line of business and this could continue to place a significant strain on the Company’s cash flow. This could also strain the services and support operations, sales and administrative personnel and other resources as they are requested to handle the added work load with existing support resources. Streamline Health believes that it must continue to focus on these remote hosting services, develop new products, enhance existing solutions and serve the needs of its existing and anticipated customer base. The Company’s ability to successfully maintain and expand its operations will depend, in large part, upon its ability to attract and retain highly qualified employees. The Company’s ability to manage its planned growth effectively also will require the Company to continue to improve its operational, management, and financial systems and controls, to train, motivate, and manage its employees and to judiciously manage its operating expenses in anticipation of increased future revenues.

The potential impact on the Company of new or changes in existing federal, state, and local regulations governing healthcare information could be substantial.

Healthcare regulations issued to date have not had a material adverse affect on the Company’s business. However, the Company cannot predict the potential impact of new or revised regulations that have not yet been released or made final, or any other regulations that might be adopted. Congress may adopt legislation that may change, override, conflict with, or preempt the currently existing regulations and which could restrict the ability of customers to obtain, use, or disseminate patient health information. Streamline Health believes that the features and architecture of its existing solutions are such that it currently supports or should be able to make the necessary modifications to its products, if required, to ensure support of HIPAA regulations, and other legislation or regulations, but there can be no assurances.

While new laws and regulations may increase the demand for healthcare information technology, including the solutions offered by the Company, such laws and regulations may have adverse consequences on the Company.

Legislation governing the dissemination of patient health information is also from time-to-time proposed and debated at the federal and state level including, but not limited to, the healthcare initiatives set forth in The American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) signed into law by President Obama on February 17, 2009. Notwithstanding that the Stimulus Bill places substantial emphasis on the modernization of the U.S. healthcare system by using healthcare information technology, with a primary focus on electronic medical records, the Company’s ability to benefit from such initiatives is uncertain at this time. The implementation of the provisions in the Stimulus Bill may create new requirements for healthcare information technology that would require the Company to incur additional research and development expenditures to modify or expand its solutions in order to be fully compliant. In addition, until it becomes more clear how the government will apply its anticipated substantial funding of these healthcare initiatives, hospitals and other healthcare providers may delay purchases of new solutions until additional details become known. In such event, the Company may experience delays in entering into new agreements with existing customers and potential new customers. The substantial sums of money contemplated by the Stimulus Bill to be spent on healthcare information technology further may increase competition by attracting new and financially stronger entities to this industry.

Streamline Health faces significant competition, including from companies with significantly greater resources.

The Company currently competes with many other companies for the licensing of similar software solutions and related services. Several companies historically have dominated the clinical information systems software market and several of these companies have either acquired, developed or are developing their own document management and workflow technologies. The industry is undergoing consolidation and realignment as companies position themselves to compete more effectively. Many of these companies are larger than Streamline Health and have significantly more resources to invest in their business. In addition, information and document management companies serving other industries may enter the market. Suppliers and companies with whom Streamline Health may establish strategic alliances may also compete with Streamline Health. Such companies and vendors may either individually, or by forming alliances excluding Streamline Health, place bids for large agreements in competition with Streamline Health. A decision on the part of any of these competitors to focus additional resources in the image-enabling, workflow, and other markets addressed by Streamline Health could have a material adverse effect on Streamline Health.

The healthcare industry is evolving rapidly, which may make it more difficult for the Company to be competitive in the future.

The U.S. healthcare system is under intense pressure to improve in many areas, including modernization, universal access and controlling skyrocketing costs of care. Streamline Health believes that the principal competitive factors in its market are customer recommendations and references, company reputation, system reliability, system features and functionality (including ease of use), technological advancements, customer service and support, breadth and quality of the systems, the potential for enhancements and future compatible products, the effectiveness of marketing and sales efforts, price and the size and perceived financial stability of the vendor. In addition, the Company believes that the speed with which companies in its market can anticipate the evolving healthcare industry structure and identify unmet needs are important competitive factors. There can be no assurance that Streamline Health will be able to keep pace with changing conditions and new developments such that it will be able to compete successfully in the future against existing or potential competitors.

Rapid technology changes and short product life cycles could harm Streamline Health’s business.

The market for Streamline Health’s solutions and services is characterized by rapidly changing technologies, regulatory requirements, evolving industry standards and new product introductions and enhancements that may render existing solutions obsolete or less competitive. As a result, Streamline Health’s position in the healthcare information technology market could change rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. Streamline Health’s future success will depend, in part, upon Streamline Health’s ability to enhance its existing solutions and services and to develop and introduce new solutions and services to meet changing requirements. The Company needs to maintain an ongoing research and development program to continue to develop new solutions and apply new technologies to its existing products, but may not have sufficient funds with which to undertake such required research and development. If the Company is not able to foresee changes and/or to react in a timely manner to such developments, the Company may experience a material, adverse impact on its business, operating results, and financial condition.

Streamline Health’s intellectual property rights are valuable, and any inability to protect them could reduce the value of Streamline Health’s solutions and services.

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

The Company could be subjected to claims of intellectual property infringement, which claims could be expensive to defend.

While the Company does not believe that its products and services infringe upon the intellectual property rights of third parties, the potential for intellectual property infringement claims continually increases as the number of software patents and copyrighted and trademarked materials continues to rapidly expand. Any claim for intellectual property right infringement, even if not meritorious, would be expensive to defend. If the Company were to become liable for infringing third party intellectual property rights, the Company could be liable for substantial damage awards, and potentially be required to cease using the technology, to produce non-infringing technology, or to obtain a license to use such technology. Such potential liabilities or increased costs could be materially adverse to the Company.

The Company’s customers must comply with extensive regulations relating to confidentiality and, accordingly, the Company’s solutions must be able to assist its customers in complying with such regulations.

Federal and state laws regulate the confidentiality of patient records and the circumstances under which such records may be released. Regulations governing electronic health data privacy are continuing to evolve. The Health Insurance Portability and Accountability Act (HIPAA) of 1996, enacted August 22, 1996, is designed to improve the efficiency of healthcare by standardizing the interchange of specified electronic data, and to protect the security and confidentiality of protected health information. HIPAA requires that covered entities comply with national standards for certain types of electronic health information transactions and the data elements used in such transactions, and adopt policies and practices to ensure the integrity and confidentiality of PHI.

Streamline Health cannot predict the potential impact of new or revised regulations that have not yet been released or made final, or any other regulations that might be adopted. Streamline Health believes that the features and architecture of Streamline Health’s solutions are such that it currently supports or should be able to make the necessary modifications to its products, if required, to ensure support of the HIPAA regulations, and other legislation or regulations. However, if the regulations are unduly restrictive, this could cause delays in the delivery of new versions of solutions and adversely affect the licensing of Streamline Health’s solutions. However, there can be no assurance that an increase in the purchase of new systems or additional use of Streamline Health software and services will occur.

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

Streamline Health’s solutions may not be error free and could result in claims of breach of contract and liabilities.

Streamline Health’s solutions are very complex and may not be error free, especially when first released. Although the Company performs extensive testing, failure of any product to operate in accordance with its specifications and documentation could constitute a breach of the license agreement and require Streamline Health to correct the deficiency. If such deficiency is not corrected within the agreed upon contractual limitations on liability and cannot be corrected in a timely manner, it could constitute a material breach of a contract allowing the termination thereof and possibly subjecting the Company to liability. Also, Streamline Health sometimes indemnifies its customers against third-party infringement claims. If such claims are made, even if they are without merit, they could be expensive to defend. Streamline Health’s license agreement generally limits the Company’s liability arising from claims such as described in the foregoing sentences, but such limits may not be enforceable in some jurisdictions or under some circumstances. A significant uninsured or under-insured judgment against the Company could have a material adverse impact on the Company.

The Company could be liable to third parties from the use of the Company’s solutions.

The Company’s solutions provide access to patient information used by physicians and other medical personnel in providing medical care. The medical care provided by physicians and other medical personnel are subject to numerous medical malpractice and other claims. The Company attempts to limit any potential liability of the Company to customers by limiting the warranties on its solutions in the Company’s agreements with the Company’s customer, the healthcare provider. However, such agreements do not protect the Company from third party claims by patients who may seek damages from any or all persons or entities connected to the process of delivering patient care. The Company maintains insurance, which provides limited protection from such claims, if such claims against the Company would result in liability to the Company. Although no such claims have been brought against the Company to date regarding injuries related to the use of our solutions, such claims may be made in the future. A significant uninsured or under-insured judgment against the Company could have a material adverse impact on the Company.

The Company’s remote application hosting services and support services could experience interruptions.

The Company provides remote hosting services for many clients, including the storage of critical patient, financial and administrative data. In addition, it provides support services to clients through the client support facility. The Company has redundancies, such as backup generators, redundant telecommunications lines, and backup facilities built into its operations to prevent disruptions. However, complete failure of all generators or impairment of all telecommunications lines or severe casualty damage to the primary building or equipment inside the primary building housing our hosting center or client support facilities could cause a temporary disruption in operations and adversely affect clients who depend on the application hosting services. Any interruption in operations at its data center or client support facility could cause the Company to lose existing clients, impede our ability to obtain new clients, result in revenue loss, cause potential liability to our clients, and increase our operating costs.

The loss of key personnel could adversely affect Streamline Health’s business.

Streamline Health’s success depends, to a significant degree, on its management, sales force and technical personnel. The Company must recruit, motivate, and retain highly skilled managers, sales, consulting and technical personnel, including application programmers, database specialists, consultants, and system architects who have the requisite expertise in the technical environments in which our solutions operate. Competition for such technical expertise is intense. The Company’s failure to attract and retain qualified personnel could have a material adverse effect on the Company.

The Company may not have access to sufficient capital to be competitive in its markets.

Streamline Health may need additional capital in the form of loans or equity in order to operate and to be competitive. The Company may be limited to the availability of such capital or may not have any availability, in which case the Company’s future prospects may be materially impaired.

The Company must maintain compliance with the terms of its existing credit facilities. The failure to do so could have a material adverse effect on the Company’s ability to finance its ongoing operations and the Company may not be able to find an alternative lending source if a default would occur.

On January 6, 2009, the Company entered into a revised revolving credit facility with its existing lender. Upon doing so, the Company was able to negotiate modified terms in order to cure the Company’s previous non-compliance with the minimum tangible net worth requirement, which non-compliance had been previously waived. There can be no assurances that the Company will be able to maintain compliance with all of the covenants and other terms and conditions of this credit facility on an ongoing basis. If not, the Company could be required to pay back the amounts borrowed on an accelerated basis, which could subject the Company to decreased liquidity and other negative impacts on the Company’s business, results of operations and financial condition. Furthermore, if the Company would need to find an alternative lending source, the Company may have difficulty in doing so, particularly in the current credit environment which is not favorable to borrowers. Without a sufficient credit facility, the Company would be adversely affected by a lack of access to liquidity needed to operate the Company’s business. Any disruption in access to credit could force the Company to take measures to conserve cash, such as deferring important research and development expenses, which measures could have a material adverse effect on the Company.

If the national and global financial crisis intensifies, potential disruptions in the credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows and financial condition.

If internal funds are not available from operations, the Company may be required to rely on the banking and credit markets to meet its financial commitments and short-term liquidity needs. The Company’s access to funds under its revolving credit facility or pursuant to arrangements with other financial institutions is dependent on the ability of the financial institution’s ability to meet funding commitments. Financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience high volumes of borrowing requests from other borrowers within a short period of time.

The current financial crisis in the United States and globally may have significant effects on the Company’s customers and suppliers that would result in material adverse effects on the Company’s business, operating results and stock price.

The current financial crisis in the United States and globally and the concern that the worldwide economy may enter into a prolonged recessionary period may materially adversely affect the Company’s customers’ access to capital or willingness to spend capital on the Company’s products and services and/or their levels of cash liquidity in with which or willingness to pay for products that they will order or have already ordered from the Company. Continuing adverse economic conditions would also likely negatively impact the Company’s business, which could result in: (1) reduced demand for the Company’s products and services; (2) increased price competition for the Company’s products and services; (3) increased risk of collectability of cash from the Company’s customers; (4) increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; (5) reduced revenues; and (6) higher operating costs as a percentage of revenues.

All of the foregoing potential consequences of the current financial crisis are difficult to forecast and mitigate. As a consequence, the Company’s operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of future results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on the Company’s business, results of operations and financial condition and could adversely affect the Company’s stock price.

The market price of the Company’s common stock is likely to be highly volatile as the stock market in general can be highly volatile.

The public trading of the Company’s common stock is based on many factors, which could cause fluctuation in the price of the Company’s common stock. These factors may include, among other things:

•	General economic and market conditions;

•	Actual or anticipated variations in quarterly operating results;

•	Lack of research coverage by securities analysts;

•	Conditions or trends in the healthcare information technology industry;

•	Changes in the market valuations of other companies in the Company’s industry;

•	Announcements by the Company or its competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	Capital commitments;

•	Additional or departures of key personnel; and

•	Sales and repurchases of the Company’s common stock.

Many of these factors are beyond the Company’s control. These factors may cause the market price of the Company’s common stock to decline, regardless of the Company’s operating performance.

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

These risks are not exhaustive.

Other sections of this Form 10-K may include additional factors which could adversely impact the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for the Company’s management to predict all risk factors, nor can the Company assess the impact of all factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 1B.	Unresolved staff Comments

None

Item 2.	Properties

Streamline Health’s principal offices are located at 10200 Alliance Road, Suite 200, Cincinnati, OH 45242-4716. The offices consist of approximately 21,700 square feet of space under a lease that expires in July 2010. In addition, Streamline Health leases dedicated collocation high security data center space in the Cincinnati,

OH area, for its SaaS-based hosting services, hosting center operations, which lease expires in June 2009, but has automatic renewal provisions. The current rental expense for all of these facilities approximates $421,000 annually.

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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and positions held by the Executive Officers of Streamline Health on April 2, 2009 are:

			First Appointed as
Name	Age	Position(1)	Executive Officer(2)

J. Brian Patsy	58	Chairman of the Board, President, Chief Executive Officer, and Director	1989
Gary M. Winzenread	44	Senior Vice President Product Development and Strategy	2007
Joseph O. Brown, II	48	Vice President Consulting Services and Chief Information Officer	2007
B. Scott Boyden, Jr.	44	Senior Vice President Sales and Marketing	2008
Donald E. Vick, Jr.	45	Controller, Interim Chief Financial Officer, Interim Treasurer and Interim Corporate Secretary	2002

(1)	All current officers of Streamline Health hold office until their successors are elected and qualified or until any removal or resignation. Officers of Streamline Health are elected by the Board of Directors and serve at the discretion of the Board. For purposes of the descriptions of the background of Streamline Health’s Executive Officers, the term “Company” refers to both Streamline Health Solutions, Inc. and its predecessors LanVision Systems, Inc. and LanVision, Inc.

(2)	Represents date of appointment to Registrant or its predecessor.

J. Brian Patsy is a founder of the Company and has served as the President and a Director since Streamline Health’s inception in October 1989. Mr. Patsy was appointed Chairman of the Board and Chief Executive Officer in March 1996. Prior to founding Streamline Health, Mr. Patsy served in various executive, management and engineering capacities with Wang Laboratories, AT&T, Ameritch, the Ohio Bell Telephone Company and the National Security Agency. Mr. Patsy has over 35 years of experience in the information technology industry. Mr. Patsy received a Masters of Business Administration from Kent State University with a major in Finance and Economics in 1976, and a Bachelor of Science Degree in Electrical Engineering from the University of Akron in 1973.

Gary M. Winzenread joined the Company in 2007 as the Director of Product Strategy and shortly thereafter assumed responsibility for Product Development as well. Mr. Winzenread was a consultant to Streamline Health in 2007, and prior to that spent 8 years as the President and CEO of Praxis Solutions, the software development consultancy he founded in 1998. As CEO of Praxis, he led the company through many years of growth over 50% per annum to a 40 person consultancy he successfully sold in 2004 to Number Six Software of McLean, VA, with whom he stayed in executive capacities through 2006.

Joseph O. Brown, II joined the Company in 1991 as Director of Information Technology. In 1998 Mr. Brown assumed responsibility for the formation and operation of the Application Hosting Operations known as ASPeN. In 2000 he was appointed Chief Information Officer, and in 2007 was elected a Vice President with responsibility for ASPeN, as well as assuming responsibility for Product Support and Client Professional Services. In early 2009, Mr. Brown assumed the title of Vice President Consulting Services and Chief Information Officer. Prior to joining Streamline Health, Mr. Brown served with the U.S. Marine Corp as a Data Systems Officer. Mr. Brown has over 20 years of experience in the information technology industry.

B. Scott Boyden, Jr. joined the Company in 2008 as Senior Vice President of Sales and Marketing. Mr. Boyden has assumed all responsibilities for managing and directing the sales and marketing activities of Streamline Health. Mr. Boyden comes to Streamline Health with more than 20 years of senior-level sales, marketing and executive management experience in the healthcare industry. He has built and led winning sales teams at both regional and national levels and has a prior background of top sales performance himself. Most recently he served as the area vice president of sales for Misys Healthcare Systems, where he enjoyed a successful 10 year career, and was recognized as a top sales leader and performer contributing over $100 million of sales revenue.

Donald E. Vick, Jr. joined the Company in 1997, as Assistant Controller. In 2002, he was appointed Controller and Assistant Treasurer. In 2005 he was also appointed Assistant Secretary. In 2008, he was appointed Interim Chief Financial Officer, Interim Treasurer, and Interim Corporate Secretary. Prior to joining Streamline Health, Mr. Vick served as Assistant Controller of Cincom Systems, Inc., an international software development and marketing company. Mr. Vick is a Certified Public Accountant.

There are no family relationships between any Director or Executive Officer and any other Director or Executive Officer of the Registrant.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The Company’s Common Stock trades on the Capital Market tier of The NASDAQ Stock Market under the symbol STRM. The table below sets forth the high and low sales prices for Streamline Health Solutions, Inc. Common Stock for each of the quarters in fiscal years 2008 and 2007, as reported by The NASDAQ Stock Market, Inc.

Fiscal Year 2008	High	Low

4th Quarter (November 1, 2008 through January 31, 2009)	$2.50	$1.42
3rd Quarter (August 1, 2008 through October 31, 2008)	2.66	0.72
2nd Quarter (May 1, 2008 through July 31, 2008)	2.39	1.39
1st Quarter (February 1, 2008 through April 30, 2008)	2.88	1.68

Fiscal Year 2007	High	Low

4th Quarter (November 1, 2007 through January 31, 2008)	$4.00	$1.75
3rd Quarter (August 1, 2007 through October 31, 2007)	3.88	2.57
2nd Quarter (May 1, 2007 through July 31, 2007)	5.00	3.30
1st Quarter (February 1, 2007 through April 30, 2007)	5.80	3.54

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

(b) According to the stock transfer agent records, Streamline Health had 136 stockholders of record as of April 7, 2009. Because brokers and other institutions on behalf of stockholders hold many of such shares, Streamline Health is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. Streamline Health estimates that it has approximately 2,600 stockholders, based on information provided by the Company’s stock transfer agent from their search of individual participants in security position listings.

(c) Streamline Health has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY
AND RELATED STOCK MATERS

The graph below compares the cumulative total stockholder return on Common Stock with the cumulative total return on the NASDAQ U.S. Total Return Index and on the NASDAQ Computer and Data Processing Services Stock Index for the period commencing January 31, 2004 and ending January 31, 2009, assuming an investment of $100 and the reinvestment of any dividends.

The comparison in the graph below is based upon historical data and is not indicative of, nor intended to forecast the future performance of Common Stock.

	1/31/04[1]	1/31/05[1]	1/31/06[1]	1/31/07[1]	1/31/08[1]	1/31/09[1]

Streamline Health Solutions, Inc. Common Stock	$100.00	$99.68	$227.27	$183.12	$86.04	$57.14
NASDAQ U.S. Total Return Index	$100.00	$100.20	$112.72	$120.91	$116.12	$57.70
NASDAQ Computer and Data Processing Services Stock Index	$100.00	$103.24	$115.73	$128.48	$134.57	$84.11

[1]	Assumes that $100.00 was invested on January 31, 2004 in Common Stock at the closing price of $3.08 per share and at the closing sales price of each index on that date and that all dividends were reinvested. No dividends have been declared on Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

The information required above by Item 201(e) of Regulation S-K is not considered filed with the Securities and Exchange Commission, and should not be deemed to be incorporated by reference into any filing under the Securities Act or the Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

Item 6.	Selected Financial Data

The following table sets forth consolidated financial data with respect to Streamline Health for each of the five years in the period ended January 31, 2009. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year(1)
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

INCOME STATEMENT DATA:
Total revenues(2)	$16,286	$16,684	$15,961	$16,185	$12,794
Total operating expenses	17,632	17,388	15,779	14,447	11,858
Operating profit (loss)(3)	(1,346)	(704)	182	1,738	936
Net earnings (loss)(3) &(4)	(1,375)	(736)	96	2,551	558
Basic net earnings (loss) per share of Common stock	(.15)	(.08)	.01	.28	.06
Diluted net earnings (loss) per share of Common stock	(.15)	(.08)	.01	.27	.06
Shares used in computing basic per share data	9,286	9,234	9,195	9,121	9,068
Shares used in computing diluted per share data	9,286	9,234	9,722	9,425	9,233
BALANCE SHEET DATA (at end of the year):
Cash	$3,129	$2,189	$3,317	$4,634	$4,181
Working capital	(781)	267	2,748	3,347	3,892
Total assets	16,732	16,099	15,301	16,433	11,993
Long-term debt, including current portion	800	—	1,000	2,000	2,000
Total stockholders’ equity	7,097	8,193	8,644	8,351	5,712
Cash dividends declared	—	—	—	—	—

(1)	All references to a fiscal year refer to the fiscal year of Streamline Health commencing February 1 of that calendar year and ending on January 31 of the following year.

(2)	During fiscal 2008, the Company revised its historical financial statements to reclassify revenue and costs related to certain maintenance services. During a review of the accounting treatment of its revenue recognition policies, the Company determined that certain revisions to the accounting treatment of its revenue recognition for royalty commissions paid to GE Healthcare were necessary. The impact of the revision was an increase in total Net Revenues and a corresponding increase in Cost of Sales, see Note 1 to Consolidated Financial Statements. The selected financial data presented above reflect the revised amounts.

(3)	Operating profit (loss) and net earnings (loss) includes a $300,000, $100,000, $100,000, and $41,000 reduction in reserves due to changes in estimates, in 2004, 2006, 2007, and 2008, respectively.

(4)	Net earnings in 2005 and 2004 include a tax benefit of $897,000 and $420,000, respectively, relating to the reduction in the valuation allowances for the deferred tax assets relating to the net operating loss carry forward based upon reasonable future earnings before income tax projections.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

See also PART 1, ITEM 1, BUSINESS for general and specific descriptions of Streamline Health’s business.

See also PART 1, ITEM 1A RISK FACTORS for a general description of factors that do or may affect Streamline Health’s business.

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

Revenue Recognition

Streamline Health records revenues for customer contracts, including special payment agreements and royalties from third-party resellers in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, SAB 104 Revenue Recognition and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is derived from: (i) the licensing and sale of systems, either directly to end-users or through third-party resellers, comprising internally developed software, third-party software and hardware components; (ii) product support, maintenance and professional services; and, (iii) hosting services that provide high quality, transaction or subscriptions based document management and workflow services from a central hosting center. Generally, revenues from software license fees and hardware sales to end-users are recognized when a master agreement is signed and solutions are made available to end-users. Revenues from agreements that contain multiple-element arrangements are allocated to the various elements based on the fair value of the elements. Revenues related to routine installation and integration and project management are deferred until the work is performed. Revenues from consulting, education, and application-hosting services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of revenue are classified as deferred revenues. Revenues recognized prior to progress billings to customers are recorded as contract receivables.

Under the terms of a Remarketing Agreement with GE Healthcare, Streamline Health records this revenue when the solutions are made available to end-users. Royalties are remitted to Streamline Health based upon GE sublicensing Streamline Health’s software to its customers. Thirty percent of the royalty is due 45 days following the end of the month in which GE executes an end-user license agreement with its customer. The remaining seventy percent of the royalty is due, in varying amounts based on specific milestones, 45 days following the end of the month in which a milestone occurs.

Each contract is reviewed quarterly with the appropriate Streamline Health National Account Manager to determine the appropriateness of the revenue recognition criteria applied to the individual contracts based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

Bad Debts

Accounts and contract receivables are comprised of amounts owed Streamline Health for licensed software, professional services, including maintenance services and application-hosting activities. Contracts with individual customers and resellers determine when receivables are due and payable. In determining the allowance for doubtful accounts, each unpaid receivable is reviewed quarterly with the appropriate Streamline Health National Account Manager to determine the payment status based upon the most currently available information as to the status of the receivables, the customer comments, if any, and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by Streamline Health to resolve open issues related to unpaid receivables. During these quarterly reviews, Streamline Health determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its customers or resellers to make required payments. If the financial condition of Streamline Health’s customers or resellers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Streamline Health’s customers typically have been well-established hospitals, medical facilities, or major Healthcare Information Systems companies that resell Streamline Health’s products, which have good credit histories, and payments have been received within normal time frames for the industry. However, some healthcare facilities have experienced significant operating losses and limited cash resources as a result of limits on third-party reimbursements from insurance companies and governmental entities. Extended payment of Streamline Health receivables is not uncommon from such healthcare facilities.

Capitalized Software Development Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Streamline Health capitalized approximately $3,680,000, $2,652,000, and $2,130,000 in 2008, 2007 and 2006, respectively.

Research and development expense, net of capitalized software development expenditures, was $2,264,332, $3,132,809, and $2,716,163 in 2008, 2007 and 2006, respectively.

Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences immediately following when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense was approximately $2,077,000 (including $408,000 for impairment), $1,527,000, and $1,083,000 in 2008, 2007, and 2006, respectively.

Streamline Health reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization. In the fourth quarter of 2008, the Company expensed approximately $408,000 for partial impairment on a specific workflow product that had been under development for the past few years. The development efforts on this product are now temporarily on hold pending a new beta partner and final completion. The capitalized costs relating to this product were written down to its expected net realizable value based upon the current future sales estimates. This impairment change is reflected in the financial statements as capitalized software amortization in the cost of system sales. This asset could be further written down if future sales do not materialize as expected.

Streamline Health believes that to replicate its existing software would cost significantly more than the stated net book value of $6,481,360 at January 31, 2009. Over the last three years, Streamline Health has spent approximately $16,575,000 in research and development, of which $8,462,000, or 51%, has been capitalized. Amortization of capitalized software expenditures during the last three years has amounted to approximately $4,687,000 (including $408,000 of impairment in 2008) or a net increase in capitalized software of approximately $3,775,000 during the last three years. Many of the programs related to capitalized software development continue to have significant value to Streamline Health’s current solutions and those under development, as the concepts, ideas, and software code are readily transferable and are incorporated into new products.

Equity Awards — Stock-Based Compensation

The Company was required to adopt the revised standards of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation, which requires the expensing of the fair value of the equity award effective the first quarter of fiscal year 2006. Future grants of equity awards could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

Income Taxes

In June, 2006, the Financial Accounting Standards Board issued Interpretation No, 48, Accounting for Uncertainties in Income Taxes (FIN 48), an interpretation of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of February 1, 2007, as required. As a result of the implementation of FIN 48, the changes to the Company’s reserve for uncertain tax positions was accounted for as a $27,791 adjustment to increase the beginning balance of retained earnings on the Company’s balance sheet. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate adjustments that will result in a material change to its financial position during the next twelve months. Therefore, no reserves for uncertain tax positions have been recorded pursuant to FIN 48 as of January 31, 2009.

The Company and its subsidiary are subject to U.S. Federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. Federal tax matters for years through January 31, 2006. All material state and local income tax matters have been concluded for years through January 31, 2004.

The net income tax expense was $11,700 in 2008, $11,400 in 2007, and $31,180 in 2006. The net current deferred tax asset was $247,000 and the non-current deferred tax asset was $1,628,000 at January 31, 2009, the net current deferred tax asset was $185,000 and the non-current deferred tax asset was $1,690,000 at January 31, 2008. A key assumption in the determination of the recognized tax benefit or (provision) is the amount of the valuation allowance required to reduce the related deferred tax assets. A valuation allowance reduces the deferred tax assets to a level which will, more likely than not, be realized. Whether the deferred tax assets will be realized depends on the generation of future taxable income during the periods in which the deferred tax asset become deductible. The net deferred tax assets reflect management’s estimate of the amount which will, more likely than not, reduce future taxable income.

As of January 31, 2009, Streamline Health believes that a valuation allowance is required to reduce a portion of the deferred tax assets, primarily relating to certain net operating loss carry forwards, for the following reasons:

There can be no assurance that Streamline Health will be able to achieve consistent profitability on a quarterly or annual basis or be able to sustain or increase its revenue growth in future periods and believes historical operating results may not be indicative of the future performance of Streamline Health in the near or long-term. Streamline Health has incurred net losses as indicated by the carry forwards of approximately $30,000,000.

Based on the expenses associated with current and planned staffing levels, continued profitability and utilization of carry forwards to be evaluated as “more likely than not” is dependent upon increasing revenues.

As of January 31, 2009, Streamline Health estimates that a valuation allowance of approximately $8,917,000 was required to reduce the deferred tax assets, primarily relating to loss carry forwards, to a level Streamline Health currently believes will be utilized to offset future earnings before income taxes based on the current backlog and forecasts over the next two years. The valuation allowance is required due to the inability to predict on a longer term basis that Streamline Health will “more likely than not” attain levels of profitability required to utilize additional carry forwards.

Contractual Obligations

	Payments by Fiscal Year
	Total	2009	2010	2011	2012	2013

Line of Credit	800,000	—	800,000	—	—	—
Operating Leases	677,823	448,336	204,979	24,508	—	—

Total	$1,477,823	$448,336	$1,004,979	$24,508	$—	$—

Working Capital Facility

Effective July 30, 2008, Streamline Health, Inc., a wholly owned subsidiary of Streamline Health Solutions, Inc., entered into a new revolving loan agreement with Fifth Third Bank, Cincinnati, OH, in the principal amount of $2,000,000. The interest rate on amounts borrowed will accrue at a variable rate based on the trailing twelve months earnings before interest, taxes, depreciation and amortization (EBITDA). (At January 31, 2009, the effective rate was 2.75%, prime -1/2%). The agreement contains other covenants including: Minimum Tangible Net Worth, Fixed Charge Coverage Ratio and Funded Indebtedness to EBITDA. The loan is guaranteed by the Registrant and is secured by a first lien on all of the assets of the Registrant and its subsidiary. The facility expires on August 1, 2010. The Company was in violation of certain of these covenants as of October 31, 2008; however a waiver was received from the bank at that time.

On January 6, 2009, Streamline Health, Inc. (the “Borrower”), a wholly owned subsidiary of Streamline Health Solutions, Inc. (the “Registrant”), entered into a revised revolving note with Fifth Third Bank, Cincinnati, OH. The terms of the loan remain the same as set forth in the revolving note entered into on July 30, 2008 except that the Borrowing Base limitation has been modified and is now set at “the lesser of 80% of the net amount of Borrower’s Eligible Accounts (less than 90 days) or 2 times trailing twelve month EBITDA of Streamline Health Solutions, Inc.” compared to the previous limitation of “the lesser of 80% of the net amount of Borrower’s Eligible Accounts (less than 90 days) or the Tangible Net Worth of Streamline Health Solutions, Inc.”

In connection with entering into the revised revolving note, the Registrant also entered into a revised continuing guaranty agreement. The terms of the continuing guarantee agreement modified Minimum Tangible Net Worth requirements which increases on a periodic basis as follows:

Period	Min. Amount

10/31/08 through 01/30/09	$1,000,000.00
01/31/09 through 04/29/09	$1,500,000.00
04/30/09 through 07/30/09	$1,750,000.00
07/31/09 through 10/30/09	$2,000,000.00
10/31/09 through 01/30/10	$2,250,000.00
01/31/09 and thereafter	$2,500,000.00

Under the terms of the revised agreement, the Company was in compliance with all of the covenants at January 31, 2009. The Company pays a commitment fee on the unused portion of the facility of .35%. The Company borrowed $800,000 (of the total eligible borrowings of $1,006,000) under this working capital facility as of January 31, 2009.

In connection with the issuance of the long-term debt in 1998, Streamline Health issued Warrants to purchase 750,000 shares of Common Stock of Streamline Health at $3.87 per share at any time through July 16, 2008. These warrants expired unexercised on that date.

Operating Leases

Streamline Health rents office, data center space and equipment under noncancelable operating leases that expire, at various times, during the next three fiscal years. The minimum payments, by year, are detailed in the Contractual Obligations table above. Streamline Health is in the process of analyzing its options with respect to its main corporate office lease which is up for renewal and expires in July, 2010.

Warranties and Indemnities

Streamline Health provides for the estimated cost of the product warranties at the time revenue is recognized. Should solutions fail to meet certain performance standards for an initial warranty period, Streamline Health’s estimated warranty liability might need to be increased. Streamline Health bases its warranty estimates on the nature of any performance complaint, the effort necessary to resolve the issue, customer requirements and any potential concessions which may be required to be granted to a customer which result from performance issues. Streamline Health’s ASPeN application-hosting services guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. Streamline Health’s standard agreements with its customers also usually include intellectual property infringement indemnifications provisions to indemnify them from and against third-party claims, and for liabilities, damages, and expenses arising out of Streamline Health’s operation of its business or any negligent act or omission of Streamline Health. To date Streamline Health has maintained the ASPeN performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third-party claims. At January 31, 2009 and 2008, Streamline Health has a warranty reserve in the amount of $130,000 and $196,000, respectively. Each contract is reviewed quarterly with the appropriate Streamline Health National Account Manager to determine the need for a warranty reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

Off Balance Sheet Arrangements

Streamline Health does not have any off balance sheet arrangements.

Results of Operations

The following table sets forth, for each fiscal year indicated, certain operating data as percentages:

Statement of Operations(1)

	Fiscal Year(2)
	2008	2007	2006

Systems sales	20.0%	18.1%	26.8%
Services, maintenance and support	62.1	60.7	52.7
Application-hosting services	17.9	21.2	20.5

Total revenues	100.0	100.0	100.0
Cost of sales	54.5	49.1	45.5
Selling, general and administrative	39.9	36.3	36.4
Product research and development	13.9	18.8	17.0

Total operating expenses	108.3	104.2	98.9

Operating profit (loss)	(8.3)	(4.2)	1.1
Other income (expense), net	(.1)	(.2)	(.5)
Income tax net benefit	—	—	—

Net earnings(loss)	(8.4)%	(4.4)%	0.6%

Cost of systems sales	102.4%	96.3%	56.7%

Cost of services, maintenance and support	42.8%	41.7%	44.0%

Cost of application-hosting services	41.5%	30.6%	34.5%

(1)	Because a significant percentage of the operating costs are incurred at levels that are not necessarily correlated with revenue levels, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past operations nor are they necessarily indicative of the future operations of Streamline Health in the near or long-term. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

(2)	All references to a fiscal year refer to the fiscal year commencing on February 1 of that calendar year and ending on January 31 of the following year.

Comparison of fiscal year 2008 with 2007

The net $1,048,000 decrease in working capital resulted primarily from the following.

The increase in cash resulted primarily from $800,000 of net new borrowings under the bank line of credit during the year. Cash was also impacted by increases in collections on accounts receivable, net of property and equipment additions and capitalized software expenditures.

The decrease of $2,514,313 in accounts and contract receivables, net, both current and non-current is due primarily to one large system sale totaling nearly $1.9 million occurring in the fourth quarter of 2007 as well as the shift in new customer demand towards the application hosting services revenue model and less new “purchase” or licensed business during the year and fourth quarter of 2008.

The $759,105 decrease in accounts payable is due to a large purchase of third party software related to a sale of third party software in the last few days of fiscal year 2007, which was not paid for until the first quarter fiscal 2008. There was not a similar purchase at the end of fiscal 2008.

The $2,072,481 increase in deferred revenues results primarily from the increase in prepaid customer maintenance agreements at the end of fiscal 2008 compared with the prior year. Over $1.3 million of this increase is attributable to one customer who prepaid an additional two years of maintenance in 2008.

Revenues

Total revenues for fiscal year 2008 were $16,285,658 compared with revenues of $16,684,647 in fiscal year 2007, a decrease of approximately $399,000, or 2%. The decrease was primarily due to an approximately 18% or $632,000 decrease in application-hosting services revenues offset by increases of approximately $233,000, or 8% increase in systems sales. Services, maintenance, and support revenues remained consistent at approximately $10.1 million in each year.

Revenues from systems sales in fiscal year 2008 were $3,249,270, an increase of $233,175, or 8% of systems sales in fiscal year 2007. This increase was the result of a $174,000 increase in Streamline Health software licensing revenues and approximately $60,000 increase in hardware and third party software revenues.

Revenues from services, maintenance, and support in fiscal year 2008 were $10,124,829, which was nearly the same as the $10,125,485 in fiscal year 2007. This resulted from a net increase in maintenance revenues offset by lower professional services revenues. Maintenance and support revenues in fiscal year 2008 were $7,330,773, an increase of $469,909, or 7%, over maintenance and support revenues in fiscal year 2007. The increase in maintenance and support results from the addition of new customers and expansion of existing systems by customers who pay annual maintenance. Professional services revenues in fiscal year 2008 were $2,794,056 compared with $3,264,621, or a 14% decrease of $470,565 from fiscal year 2007. In 2008, the Company entered into a large application-hosting services contract with one particular client and due to the customer acceptance provisions within that contract, associated professional services revenue is deferred until all customer acceptance provisions are met. The amount of deferred professional services revenue relating to this contract caused the decrease from fiscal year 2007.

Revenues from application-hosting services were $2,911,559 or a decrease of $631,508, or 18% over fiscal year 2007. This decrease is attributable to the loss of Streamline Health’s largest application-hosting client that did not renew its hosting agreement at the end of July 2008 as previously described above. Although the Company had a large increase in the number of new application-hosting services customers during 2008, most of the incremental new revenues did not greatly impact 2008 and will begin to contribute in 2009. Hosting services revenues at some locations are usage based and fluctuations in admissions, length of stay, return patient visits, etc. affect the system usage and the corresponding application-hosting services revenues.

In fiscal year 2008, three customers accounted for 25% of the total revenues compared with 24% in fiscal year 2007, exclusive of our remarketing partners.

Total revenues from GE were $6,069,268 in fiscal year 2008, ($893,912 was hardware and third party software sales, $679,720 was Streamline Health software, $1,536,059 was professional services and $2,609,827 in maintenance and support revenues, plus $349,750 of hosting revenues).

Total revenues from GE were $6,361,939 in fiscal year 2007, ($1,412,102 was hardware and third party software sales, $1,390,991 was Streamline Health software, $1,427,922 was professional services and $1,908,691 in maintenance and support revenues, plus $222,233 of hosting revenues).

The decrease in GE revenues in 2008 resulted from decreased hardware and third party software sales as detailed above offset by increased maintenance revenues, increased professional services and a small increase in software revenues. A substantial portion of fiscal year total 2008 revenues came from fulfillment of backlog and add-on business, primarily expansion and upgrades and a large new client in the third quarter of fiscal 2008.

Cost of Sales

Cost of sales consists of cost of systems sales, cost of services, maintenance and support, and cost of application-hosting services. Cost of systems sales includes amortization of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The cost of systems sales as a percentage of associated revenues in fiscal year 2008 and 2007 were 102% and 96%, respectively. The main increase in cost of system sales resulted from over $550,000 of increased capitalized software amortization in 2008 compared with 2007. Cost of services, maintenance, and support includes salaries and benefits for support and professional services personnel and the cost of third-party maintenance contracts. Cost of services, maintenance and support as a percentage of services, maintenance and support revenues in 2008 and 2007 were 43% and 42%, respectively. The higher relative cost reflects decreased professional services revenues without a corresponding decrease in fixed expenses. The cost of application-hosting services in 2008 and 2007 as a percentage of revenues was 42% and 31%, respectively, and represents primarily salaries and benefits, depreciation and the cost of the collocation high security application hosting data center. The significantly higher relative cost in 2008 reflects the decrease in revenues, as a result of losing our largest application hosting customer at the end of July, without a corresponding decrease in fixed expenses.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel and related costs, travel and living expenses, tradeshows, etc. for selling and marketing activities and general corporate and administrative activities. In fiscal year 2008, selling, general, and administrative expenses were $6,503,465 compared with $6,048,214 in fiscal year 2007. The year-to-year increase is primarily attributable to increased sales and marketing staff as the Company expanded its staff to respond to increasing inquiries and sales opportunities, additional expenses for tradeshows, marketing collateral and costs associated with the focus on new market opportunities. These increased staffing levels were reduced late in the third quarter of 2008 as part of a company-wide reorganization plan in an effort to reduce costs and improve cash flow to align the Company with its emphasis on the SaaS-based hosting model.

Product Research and Development

During 2008, Streamline Health increased its technical staff and added additional contractors to concentrate its development efforts primarily on its new solutions and new workflow technologies. Product research and development expenses in fiscal year 2008 were $2,264,332 compared with $3,132,809 in fiscal year 2007. Streamline Health capitalized approximately $3,680,000 in software development expenditures in fiscal year 2008, compared with $2,652,000 in 2007. The increase in capitalized software in 2008 reflects the increased 2008 development activities related to a large-scale development effort to refresh its entire solution suite to fifth-

generation architecture. Included in this development effort are the consolidation of technology platforms onto the Microsoft dot net platform, and the internationalization of its software for potential new international markets. Internationalization specifically to include French language capabilities was a part of Streamline Health’s agreement with the Centre hospitalier de l’Université de Montréal (CHUM) and the McGill University Health Centre (MUHC) via our distribution partner, Emergis, a TELUS company. It is anticipated that the Company will deliver its new architecture platform for Beta testing at a customer location in the second half of 2009.

Operating Profit (loss)

Operating loss in fiscal year 2008 was ($1,346,699) compared with an operating loss of ($703,687) in fiscal year 2007. This increased loss of $643,012 results primarily from the decreased application hosting revenues, offset by the increased system sales as described above. The operating loss caused by this net decrease in revenues of approximately $397,000 was further compounded by the increased cost of sales and selling, general and administrative expenses noted above.

Other Income (Expense)

Interest income in fiscal 2008 was $7,865 compared with $22,256 in fiscal 2007. Interest income consists primarily of interest on cash balances. The interest income declined during 2008 because of lower cash balances and lower interest rates. Interest expense in 2008 was related to the working capital facility interest and fees. Interest expense was $24,436 in fiscal 2008 compared with $26,221 in fiscal 2007. The decrease in the interest expense in 2008 results primarily from being debt free early in the year.

Provision for Income Taxes

Streamline Health is in a tax loss carry forward position with related valuation allowances. The tax loss carry forward approximates $30,000,000, which begins to expire in 2013. Streamline Health also has Alternative Minimum Tax credit carry forwards of approximately $74,000, which has an unlimited carry forward period. The tax provisions in 2008 and 2007 are primarily state provisions.

Net Earnings (loss)

The net loss in fiscal year 2008 was ($1,374,970) compared with a net loss of ($735,562) in fiscal year 2007. The increased loss results primarily from decreased application hosting revenues, and the related gross margin and higher operating expenses as noted above.

Comparison of fiscal year 2007 with 2006

Revenues

Total revenues for fiscal year 2007 were $16,684,647 compared with revenues of $15,961,314 in fiscal year 2006, an increase of approximately $724,000, or 5%. The increase was primarily due to an approximately 20% or $1,716,000 increase in service, maintenance and support revenues and an 8% or $270,000 increase in application hosting services revenues, offset by an approximately $1,263,000, decrease in system sales. Because software revenues generate the highest margins the lower software revenues contributed to a significantly reduced operating profit for the fiscal year when compared to the prior year.

Revenues from systems sales in fiscal year 2007 were $3,016,095, a decrease of $1,262,697, or 30% of systems sales in fiscal year 2006 primarily resulting from the significant decrease in software licensing revenues as discussed above.

Revenues from services, maintenance, and support in fiscal year 2007 were $10,125,485, an increase of $1,716,165, or 20% over fiscal year 2006. Professional services revenues in fiscal year 2007 were $3,264,621, an increase of $566,694, of the professional services revenues in fiscal year 2006. Maintenance and support revenues in fiscal year 2007 were $6,860,864, an increase of $1,149,471, or 20%, over maintenance and support revenues in fiscal year 2006. The increase in professional services revenues was due to increased customer installations. The increase in maintenance and support results from the addition of new customers and expansion of existing systems by customers who pay annual maintenance.

Revenues from hosting services were $3,543,067 or an increase of $269,865, or 8% over fiscal year 2006. The increase was due primarily to increased revenues from new customers. Hosting services revenues at some locations are usage based and fluctuations in admissions, length of stay, return patient visits, etc. affect the system usage and the corresponding hosting services revenues.

In fiscal year 2007, three customers accounted for 24% of the total revenues compared with 26% in fiscal year 2006, exclusive of our remarketing partners.

Total revenues from GE were $6,361,939 in fiscal year 2007, ($1,412,102 was hardware and third party software sales, $1,390,991 was Streamline Health software, $1,427,922 was professional services and $1,908,691 in maintenance and support revenues, plus $222,233 of hosting revenues).

Total Revenues from GE were $4,489,531 in fiscal year 2006, ($1,003,000 was hardware sales, $919,000 was software, $1,051,744 was professional services and $1,515,756 in maintenance and support revenues).

The increase in GE revenues in 2007 included increased software revenues, significantly increased hardware and third party software sales and increased services and maintenance revenues. A substantial portion of fiscal year total 2007 revenues came from fulfillment of backlog and add-on business, primarily expansion and upgrades and two new clients in the fourth quarter of fiscal 2007.

Cost of Sales

Cost of sales consists of cost of systems sales, cost of services, maintenance and support, and cost of application-hosting services. Cost of systems sales includes amortization of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The cost of systems sales as a percentage of associated revenues in fiscal year 2007 and 2006 were 96% and 57%, respectively. The higher costs in 2007 reflect a significantly lower volume of Streamline Health software, with high margins and a significantly higher volume of hardware and third party software with significantly lower margins, when compared with 2006 when a greater portion of system sales included more software and less hardware and third party software. Cost of services, maintenance, and support includes salaries and benefits for support and professional services personnel and the cost of third-party maintenance contracts. Cost of services, maintenance and support, as a percentage of services, maintenance and support revenues in 2007 and 2006 were 42% and 44%, respectively. The lower relative cost reflects increased professional services revenues without a corresponding increase in expenses. The cost of application-hosting services in 2007 and 2006 as a percentage of revenues was 30% and 34%, respectively, and represents primarily salaries and benefits, depreciation and the cost of the collocation high security application hosting data center. The lower relative cost reflects increased revenues without a corresponding increase in expenses.

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

Product Research and Development

Product research and development expenses in fiscal year 2007 were $3,132,809 compared with $2,716,163 in fiscal year 2006. During 2007, Streamline Health increased its technical staff and added additional contractors to concentrate its development efforts primarily on its new solutions and new workflow technologies. Streamline

Health capitalized approximately $2,652,000 in software development expenditures in fiscal year 2007, compared with $2,130,000 in 2006. The increase in capitalized software in 2007 reflects the increased 2007 development activities related to new solutions or enhancements to existing products.

Operating Profit (loss)

Operating loss in fiscal year 2007 was ($703,687) compared with an operating profit of $181,590 in fiscal year 2006. The $885,277 decrease, results primarily from an approximately $1,263,000 decrease in high margin software licensing revenues discussed above and increased expenses during the fiscal year.

Other Income (Expense)

Interest income consists primarily of interest on cash balances. The interest income declined during 2007 because of lower cash balances. Interest expense in 2007 was related to the working capital facility fee and capitalized leases. The decrease in the interest expense in 2007 results primarily from the reduction of the outstanding debt at the beginning of the year.

Provision for Income Taxes

Streamline Health is in a tax loss carry forward position. The tax loss carry forward approximates $29,000,000 at 1/31/08, which begins to expire in 2013. Streamline Health also has an Alternative Minimum Tax credit carry forwards of approximately $74,000, which has an unlimited carry forward period. The tax provisions in 2007 and 2006 are primarily state provisions.

Net Earnings (loss)

The net loss in fiscal year 2007 was ($735,562) compared with net earnings of $96,461 in fiscal year 2006. The decrease results primarily from decreased software revenues, and the related gross margin and higher operating expenses as noted above.

Backlog

At January 31, 2009 Streamline Health has master agreements and purchase orders from customers and remarketing partners for systems and related services (excluding support and maintenance, and transaction-based application-hosting revenues), which have not been delivered or installed which, if fully performed, would generate future revenues of approximately $6,559,000 compared with $8,018,000 at January 31, 2008. The related solutions and services are expected to be delivered over the next two to three years. The decrease in the backlog is the result of a shift in the business pattern of Streamline Heath’s recently signed contracts. In 2008, Streamline Health experienced a large increase in new hosting business instead of the traditional pattern of mostly new “purchase” or directly licensed software contracts by its new clients. As a result, the Streamline Health software component of this backlog has declined and is offset by large increases in the hosting backlog results noted below. In addition, customers contract for maintenance and support services on a monthly, quarterly, or annual basis. At January 31, 2009, Streamline Health had maintenance agreements purchase orders, from customers and remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $6,578,000, compared with $4,921,000 at January 31, 2008, through their respective renewal dates in fiscal year 2009 and 2010. The increase results from the addition of new customers or expansion of systems with existing customers or longer term maintenance contract commitments by customers. In 2008, maintenance and support revenues approximated $7,331,000 compared with $6,861,000 in 2007 and are expected to increase in fiscal year 2009. At January 31, 2009, Streamline Health has entered into SaaS-based hosting agreements, which are expected to generate revenues in excess of $13,042,000 through their respective renewal dates in fiscal years 2009 through 2013. The application-hosting backlog is $10,014,000 higher than the $3,028,000 in 2007 due to the increased volume of new hosting business and renewals. This is especially significant given the loss of Streamline Health’s largest hosting client in July, 2008 described previously above.

Below is a summary of the backlog at January 31, 2009 and 2008:

	January 31, 2009	January 31, 2008

Streamline Health Software Licenses	$1,027,454	$1,414,196
Custom Software	278,416	338,583
Hardware and Third Party Software	561,941	1,467,340
Professional Services	4,691,309	4,797,638
Application Hosting Services	13,042,472	3,027,688
Recurring Maintenance	6,577,704	4,921,371

TOTAL	$26,179,296	$15,966,816

Revenues from the GE Healthcare Remarketing Agreement for the last three years amounted to approximately $16,921,000, or 35% of the total revenues for the last three fiscal years. Streamline Health relies on GE Healthcare for a significant amount of its revenues, the loss of which would have a material adverse affect on future results of operations.

Streamline Health believes a greater percentage of its future revenues will come from remarketing agreements with, GE Healthcare, and other HIS related vendors such as the Emergis, Inc. agreement that was entered into in December 2007. Streamline Health continues to actively pursue remarketing agreements with other companies.

Streamline Health believes the large HIS vendors, hospitals and integrated healthcare delivery networks now have a better understanding of the valuable role that document management and workflow technologies play in providing truly computerized information and the benefits of such systems in utilizing advanced workflow solutions. As more healthcare providers become aware of and better understand the significant economic and operating benefits of utilizing document management and workflow applications, Streamline Health believes the future demand for its solutions and services will increase.

Many companies have emerged to provide healthcare applications through private Intranets or secure applications on the Internet. Additionally, the traditional HIS companies have developed clinical information systems for the Internet. Streamline Health’s applications are well suited for integration with such clinical systems and are optimized for use on the Internet and private Intranets. Through Streamline Health’s hosting services, hosting customers can rapidly deploy and access healthcare information using web browser-based technology from a central hosting center on a per transaction or subscription basis thereby minimizing up-front capital expenditures. Streamline Health believes healthcare organizations will continue to increase their use of healthcare applications through dedicated private data communications lines and virtual private networks (VPN) via the Internet, and Streamline Health’s solutions are an integral part of providing a complete EMR across the Internet. Streamline Health continues to actively pursue strategic relationships with other healthcare Application Service Providers.

Management believes that revenue growth can be fueled by: the expansion and talent improvement of our sales force and marketing efforts, an increase in incremental revenue from existing and new strategic distribution partners such as Emergis, an increase in interest by healthcare organizations in Streamline Health solutions and services to assist in compliance with the Federal HIPAA standards as they relate to the confidentiality and security of medical records, and incremental new revenues derived from new lines of business for Streamline Health in the remote coding, revenue cycle and other workflows for the hospital marketplace. The revenue cycle workflows are a logical extension of the product line because of the ability of the Financial Services departments of hospitals to access and process patient information from the EMR. Due to an acute shortage of available coding personnel, there currently exists a great demand for solutions to attract and retain qualified coders. Streamline Health’s solutions make the coding process more efficient and therefore fewer coders are needed.

Since commencing operations in 1989, Streamline Health has incurred substantial cumulative operating losses. Although Streamline Health achieved operating profitability during five of the last seven years, Streamline Health incurred net losses in most fiscal years prior to fiscal year 2000 and in the last two fiscal years. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues. Although the Company believes that it can return to profitability, there can be no assurance that Streamline Health will be able to achieve consistent profitability on a quarterly or annual basis nor be able to sustain or increase its revenue growth in future periods and believes historical operating results may not be indicative of the future performance of Streamline Health in the near or long-term.

Liquidity and Capital Resources

During the last five fiscal years, Streamline Health has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, and a $3,500,000 bank loan in 2004 and its current revolving line of credit. Streamline Health’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from customers, (ii) amounts invested in research and development, capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter.

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

Streamline Health has no significant obligations for capital resources, other than the $800,000 currently borrowed under its bank line of credit, and the non-cancelable operating leases of approximately $678,000 payable over the next three years. Capital expenditures for property and equipment in 2009 are not expected to exceed $1,000,000.

Net cash provided by operations in fiscal 2008 exceeded $4,600,000, an increase of approximately $1,400,000 from approximately $3,200,000 in the prior fiscal year. The relative increase resulted primarily from an increase in cash provided from Accounts, Contracts and Installment Receivables of $2,887,373 increased cash from Deferred Revenues of $582,816 offset by the additional use of cash of Accounts Payable and Accrued Expenses of $2,056,677. See the Consolidated Statements of Cash Flows for the individual components comprising the net cash provided by operating activities.

During the last three years, Streamline Health has expended approximately $2,120,000 for capital expenditures, increased its sales and marketing expenses, product research and development and support and consulting expenses, and made net debt repayments of approximately $4,200,000. This resulted in significant net cash outlays over the last three years. Accordingly, to position the Company to achieve increasing revenues and profitability, the Company significantly increased sales and marketing expenses in fiscal 2006 and 2007. In 2008, a new sales leader joined the company in an effort to improve results. Sales and marketing functions were reorganized accordingly. Furthermore, due to the cash flow needs created by the shift away from traditional software license purchases towards more application hosting business, the Company scaled back its sales and marketing expenses in the third quarter of 2008. The Company will need to selectively and prudently increase some of these expenses again in 2009 as quality sales talent is found in an effort to produce improved results in 2009 and beyond. However, there can be no assurance Streamline Health will be able to do so.

At January 31, 2009, Streamline Health had cash on hand of $3,128,801.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its working capital credit facility with Fifth Third Bank.

Currently, the Company does not have any financial instruments for trading or other speculative purposes or to manage interest rate exposure.

Streamline Health currently invests its cash balances, in excess of its current needs in an interest bearing, or bank fee reduction based, checking account. As such, Streamline Health does not have any significant market risk exposure at January 31, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Streamline Health Solutions, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Streamline Health Solutions, Inc. as of January 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streamline Health Solutions, Inc. at January 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois
April 8, 2009
/s/  BDO Seidman, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Streamline Health Solutions, Inc.

We have audited the accompanying consolidated statements of income, changes in stockholders’ equity, and cash flows of Streamline Health Solutions, Inc. for the year ended January 31, 2007. Our audit also included the financial statement schedule of Streamline Health Solutions, Inc. listed in item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Streamline Health Solutions, Inc.’s operations and cash flows for the year ended January 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

Cincinnati, Ohio
March 27, 2007
/s/  Ernst & Young LLP

CONSOLIDATED BALANCE SHEETS

	January 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$3,128,801	$2,189,010
Accounts receivable, net of allowance for doubtful accounts of $100,000	1,328,508	2,832,852
Contract receivables	502,373	1,833,842
Prepaid hardware and third party software for future delivery	681,540	484,247
Prepaid other, including prepaid customer maintenance contracts	802,951	501,803
Deferred income taxes	247,000	185,000

Total current assets	6,691,173	8,026,754
Property and equipment:
Computer equipment	2,475,928	2,235,104
Computer software	1,405,407	1,086,691
Office furniture, fixtures and equipment	737,344	731,346
Leasehold improvements	574,257	574,257

	5,192,936	4,627,398
Accumulated depreciation and amortization	(3,625,408)	(3,153,675)

	1,567,528	1,473,723
Contract receivables, less current portion	321,500	—
Capitalized software development costs, net of accumulated amortization of $8,311,760 and $6,643,235, respectively	6,481,360	4,878,694
Other, including deferred taxes of $1,628,000 and $1,690,000, respectively	1,670,891	1,720,114

	$16,732,452	$16,099,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$759,577	$1,518,682
Accrued compensation	299,000	536,599
Accrued other expenses	472,113	521,210
Deferred revenues	5,941,837	5,183,333

Total current liabilities	7,472,527	7,759,824
Deferred revenues, less current portion	1,313,977	—
Line of credit	800,000	—
Other	48,842	146,525

Total liabilities	9,635,346	7,906,349

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,354,782 and 9,260,320 shares issued, respectively	93,548	92,603
Additional paid in capital	35,820,417	35,542,222
Accumulated (deficit)	(28,816,859)	(27,441,889)

Total stockholders’ equity	7,097,106	8,192,936

	$16,732,452	$16,099,285

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2008	2007	2006

Revenues:
Systems sales	$3,249,270	$3,016,095	$4,278,792
Services, maintenance and support	10,124,829	10,125,485	8,409,320
Application-hosting services	2,911,559	3,543,067	3,273,202

Total revenues	16,285,658	16,684,647	15,961,314

Operating expenses:
Cost of systems sales	3,327,944	2,904,077	2,426,595
Cost of services, maintenance and support	4,329,026	4,220,093	3,703,727
Cost of application-hosting services	1,207,590	1,083,141	1,130,583
Selling, general and administrative	6,503,465	6,048,214	5,802,656
Product research and development	2,264,332	3,132,809	2,716,163

Total operating expenses	17,632,357	17,388,334	15,779,724

Operating profit (loss)	(1,346,699)	(703,687)	181,590
Other income (expense):
Interest income	7,865	22,256	77,337
Interest expense	(24,436)	(26,221)	(131,286)
Other income (expenses)	—	(16,510)	—

Earnings (loss) before income taxes	(1,363,270)	(724,162)	127,641
Income tax (expense)	(11,700)	(11,400)	(31,180)

Net earnings (loss)	$(1,374,970)	$(735,562)	$96,461

Basic net earnings (loss) per common share	$(.15)	$(.08)	$.01

Number of shares used in basic per common share computation	9,286,261	9,234,313	9,195,415

Diluted net earnings (loss) per common share	$(.15)	$(.08)	$.01

Number of shares used in diluted per common share computation	9,286,261	9,234,313	9,722,346

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

	Convertible		Additional		Total
	redeemable	Common	paid in	Accumulated	stockholders’
	preferred stock	stock	capital	(deficit)	equity

Balance at January 31, 2006	$—	$91,595	$35,090,302	$(26,830,579)	$8,351,318
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	519	84,799	—	85,318
Share-based compensation expense	—	—	111,137	—	111,137
Net earnings	—	—	—	96,461	96,461

Balance at January 31, 2007	—	92,114	35,286,238	(26,734,118)	8,644,234
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	489	113,342	—	113,831
Share-based compensation expense	—	—	142,642	—	142,642
FIN 48 tax adjustment	—	—	—	27,791	27,791
Net (loss)	—	—	—	(735,562)	(735,562)

Balance at January 31, 2008	—	92,603	35,542,222	(27,441,889)	8,192,936
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	945	119,448	—	120,393
Share-based compensation expense	—	—	158,747	—	158,747
Net (loss)	—	—	—	(1,374,970)	(1,374,970)

Balance at January 31, 2009	$—	$93,548	$35,820,417	$(28,816,859)	$7,097,106

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2008	2007	2006

Operating activities:
Net earnings (loss)	$(1,374,970)	$(735,562)	$96,461
Adjustments to reconcile net earnings(loss) to net cash provided by operating activities:
Depreciation and amortization	2,369,670	2,189,981	1,819,233
Impairment loss on capitalized software development costs	408,809	—	—
Loss on sale of fixed assets	—	16,510	—
Share-based compensation expense	158,747	142,642	111,137
Provision for allowance for doubtful accounts	—	(100,000)	—
Change in assets and liabilities:
Accounts, contract and installment receivables	2,514,313	(373,060)	921,315
Other assets	(498,441)	(440,620)	(178,699)
Accounts payable	(759,105)	899,320	(436,177)
Accrued expenses	(286,697)	111,555	(909,653)
Deferred revenues	2,072,481	1,489,665	1,076,484

Net cash provided by operating activities	4,604,807	3,200,431	2,500,101

Investing activities:
Purchases of property and equipment	(794,950)	(715,053)	(610,353)
Proceeds from disposal of property and equipment	—	138,775	—
Capitalization of software development costs	(3,680,000)	(2,652,000)	(2,130,000)
Other	(110,459)	(66,537)	(77,720)

Net cash used in investing activities	(4,585,409)	(3,294,815)	(2,818,073)

Financing activities:
Proceeds from revolving credit facility	2,000,000	—	1,000,000
Repayment of long-term debt and revolving credit facility	(1,200,000)	(1,000,000)	(2,000,000)
Payment of capitalized leases	—	(147,051)	(84,951)
Proceeds from exercise of stock options and stock purchase plan	120,393	113,831	85,318

Net cash provided by (used in) financing activities	920,393	(1,033,220)	(999,633)

Increase (Decrease) in cash and cash equivalents	939,791	(1,127,604)	(1,317,605)
Cash and cash equivalents at beginning of year	2,189,010	3,316,614	4,634,219

Cash and cash equivalents at end of year	$3,128,801	$2,189,010	$3,316,614

Supplemental cash flow disclosures:
Interest paid	$23,883	$27,832	$129,674

Income taxes paid (refunded)	$(3,278)	$9,202	$66,537

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Streamline Health Solutions, Inc. (Streamline Health or the Company) operates in one segment as a provider of Healthcare Information Workflow Technology through the licensing of its Electronic Health Information Management, Patient Financial Services and other Workflow software applications and the use of such applications through its application-hosting services as an Application Service Provider. Streamline Health’s solutions enable hospitals and integrated healthcare delivery systems in the United States to capture, store, manage, route, retrieve, and process vast amounts of patient clinical, financial and other healthcare provider information.

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

Revenue Recognition

Revenue is derived from: the licensing and sale of systems, either directly to end-users or through third-party resellers, comprising internally developed software, third-party software and hardware components; product support, maintenance and professional services; and application-hosting services that provide high quality, transaction or subscription based document imaging/management services from a central data center. Streamline Health’s revenue recognition policies conform to Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, SAB 104 Revenue Recognition and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Generally, revenue from software license fees and hardware sales to end-users is recognized when a master agreement is signed and solutions are made available to end-users. Revenues from agreements that contain multiple-element arrangements are allocated to the various elements based on the fair value of the specific elements. Revenues related to routine installation and integration and project management are deferred until the work is performed. Streamline Health follows this method since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Revenues from consulting, education, and application-hosting services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of revenues are classified as deferred revenues. Revenues recognized prior to progress billings to customers are recorded as contract receivables.

The Company has revised its historical financial statements to reclassify revenue and costs related to certain maintenance services. During a review of the accounting treatment of its revenue recognition policies, the Company determined that certain revisions to the accounting treatment of its revenue recognition for royalty commissions paid to GE Healthcare were necessary. The royalty payments made to GE Healthcare based on the reseller agreement for maintenance contracts that were referred by GE Healthcare to Streamline and entered into directly between Streamline and the end customer were previously recorded within net revenues. As the Company is obligated to perform the services in the maintenance agreement, the Company determined it was appropriate to recognize the amount of royalty revenue in net revenues and the related payments as a cost of sale at the time the payment is made. The accompanying financial statements and notes reflect the revised amounts. The impact of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revision was an increase in total Net Revenues and a corresponding increase in Cost of Sales. This revision did not result in any charge to previously reported net income or earnings per share.

Cash and Cash Equivalents

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash demand deposits. We place our cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Cash deposits may exceed FDIC insured levels from time to time.

Receivables

Accounts and contract receivables are comprised of amounts owed Streamline Health for licensed software, professional services, including maintenance services and application-hosting activities and are net of an allowance for doubtful accounts of $100,000 at January 31, 2009 and $100,000 at January 31, 2008. Contract receivables represent revenues recognized prior to customer billings. Contracts with individual customers and resellers determine when receivables are due. In determining the allowance for doubtful accounts, each unpaid receivable is reviewed quarterly with the appropriate Streamline Health Client Manager to determine the payment status based upon the most currently available information as to the status of the receivables, the customer comments, if any, and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by Streamline Health to resolve open issues related to unpaid receivables. During these quarterly reviews, Streamline Health determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its customers or resellers to make required payments.

Concentrations

Financial instruments, which potentially expose Streamline Health to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of accounts receivable. Streamline Health’s accounts receivable are concentrated in the healthcare industry. However, Streamline Health’s customers typically have been well-established hospitals, medical facilities, or major Health Information Systems companies that resell Streamline Health’s solutions that have good credit histories and payments have been received within normal time frames for the industry. However, some hospitals and medical facilities have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities and extended payment of receivables from these entities is not uncommon.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Depreciation expense for property and equipment in 2008, 2007, and 2006 was $701,145, $663,314, and $735,897, respectively.

Leased computer equipment and software meeting certain criteria are capitalized and the present value of the related lease payments is recorded as a liability. Depreciation of the capitalized lease assets is computed on the straight-line method over the term of the lease.

Normal repair and maintenance is expensed as incurred. Replacements are capitalized and the property and equipment accounts are relieved of the items being replaced or disposed of, or if no longer of value. The related cost and accumulated depreciation of the disposed assets are eliminated and any gain or loss on disposition is included in the results of operations in the year of disposal.

Capitalized Software Development Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Streamline Health capitalized approximately $3,680,000, $2,652,000, and $2,130,000 in 2008, 2007 and 2006, respectively.

Streamline Health reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization. In the fourth quarter of 2008, the Company expensed approximately $408,000 for partial impairment on a specific workflow product that had been under development for the past few years. The development efforts on this product are now temporarily on hold pending a new beta partner and final completion. The capitalized costs relating to this product were written down to its expected net realizable value based upon the current future sales estimates. This impairment change is reflected in the financial statements as capitalized software amortization in the cost of system sales. This asset could be further written down if future sales do not materialize as expected.

Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a product are expensed at the date of such determination. Amortization expense was approximately $2,077,000, $1,527,000, and $1,083,000 in 2008, 2007, and 2006, respectively.

Research and development expense, net of capitalized amounts, was $2,264,332, $3,132,809, and $2,716,163 in 2008, 2007 and 2006, respectively.

Impairment of Long-Lived Assets

The Company reviews the carrying value of the long-lived assets periodically to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Among the factors the Company considers in making the evaluation are changes in market position and profitability. If facts and circumstances are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows of the specific asset and determine if the long-lived assets are recoverable based on these undiscounted cash flows. If impairment is indicated, an adjustment will be made to reduce the carrying amount of these assets to their fair value. The Company accounts for impairment and disposal of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company’s long-term debt approximates fair value due to the variable interest rate associated with the debt.

Income Taxes

The provisions for income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company must then assess the likelihood that the deferred tax asset will be recovered from future taxable income. The Company establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company adopted the revised standards of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation, effective the first quarter of fiscal year 2006, which requires expensing the fair value of the equity awards. The Company elected to adopt the Modified-Prospective Transition method. Under this method, the Company is required to recognize compensation cost for share-based payments based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. As a result of adopting Statement 123(R), the Company incurred total additional annual compensation expense of $158,747 in 2008, $142,642 in 2007, and $111,137 in 2006, respectively. The fair value of the 2008 and 2007 stock-based compensation was estimated at the date of grants using a Black-Scholes option pricing model

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the following weighted average assumptions for each fiscal year: risk-free interest rate of 4.25%, a dividend yield of zero percent; a weighted average volatility factor of the expected market price of Streamline Health’s Common Stock of .771 (in 2008), .793 (in 2007) and .823 (in 2006), and a weighted average expected life of stock options of five years and a forfeiture rate of zero. Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

At January 31, 2009 Streamline Health had two stock-based compensation plans, which are more fully disclosed in Note 7 of the Notes to Consolidated Financial Statements.

Net Earnings (loss) Per Common Share

The net earnings (loss) per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. The basic net earnings (loss) per common share are computed based on the weighted average number of common shares outstanding during each period. The diluted net earnings (loss) per common share reflects the potential dilution that could occur if Stock Options, Stock Purchase Plan commitments and Warrants were exercised into Common Stock, under certain circumstances, that then would share in the earnings of Streamline Health.

The following is the calculation of the basic and diluted net earnings per share of common stock.

	Fiscal Year
	2008	2007	2006

Net earnings (loss)	$(1,374,970)	$(735,562)	$96,461

Average shares outstanding used in basic per common share computations	9,286,261	9,234,313	9,195,415
Stock options	—	—	428,976
Warrants assumed converted	—	—	750,000
Assumed treasury stock buyback	—	—	(652,045)
Convertible redeemable preferred stock assumed converted	—	—	—

Number of average shares used in diluted per common share computation	9,286,261	9,234,313	9,722,346

Basic net earnings (loss) per share of common stock	$(.15)	$(.08)	$.01

Diluted net earnings (loss) per share of common stock	$(.15)	$(.08)	$.01

The diluted earnings per share exclude the effect of 634,882 outstanding stock options in fiscal 2008; 409,000 outstanding stock options and 750,000 warrants in fiscal 2007; and 32,524 outstanding stock options in fiscal 2006 because the inclusion would be antidilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure, at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement was effective as of the beginning of the first quarter of fiscal 2008. The Company determined the adoption of SFAS No. 159 did not have a material impact the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delayed the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company determined the adoption of SFAS No. 157 did not have a material impact the Company’s consolidated financial statements.

The Company adopted FIN 48 as of February 1, 2007, as required. As a result of the implementation of FIN 48, the changes to the Company’s reserve for uncertain tax positions was accounted for as a $27,791 adjustment to increase the beginning balance of retained earnings on the Company’s balance sheet. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate adjustments that will result in a material change to its financial position during the next twelve months. Therefore, no reserves for uncertain tax positions have been recorded pursuant to FIN 48 as of January 31, 2009.

2.	Operating Leases

Streamline Health rents office and data center space and equipment under noncancelable operating leases that expire at various times through fiscal year 2011. Future minimum lease payments under noncancelable operating leases for the next three fiscal years are as follows: 2009, $448,336; 2010, $204,979; 2011, $24,508. Rent expense was approximately $401,000, $415,000, and $350,000 for fiscal years 2008, 2007, and 2006, respectively.

3.	Long-term Debt and Capitalized Leases

Effective July 30, 2008, Streamline Health, Inc., a wholly owned subsidiary of Streamline Health Solutions, Inc., entered into a new revolving loan agreement with Fifth Third Bank, Cincinnati, OH, in the principal amount of $2,000,000. The interest rate on amounts borrowed will accrue at a variable rate based on the trailing twelve months earnings before interest, taxes, depreciation and amortization (EBITDA). (At January 31, 2009, the effective rate was 2.75%, prime -1/2%). The agreement contains other covenants including: Minimum Tangible Net Worth, Fixed Charge Coverage Ratio and Funded Indebtedness to EBITDA. The loan is guaranteed by the Registrant and is secured by a first lien on all of the assets of the Registrant and its subsidiary. The facility expires on August 1, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company was in violation of certain of these covenants as of October 31, 2008; however a waiver was received from the bank at that time.

On January 6, 2009, Streamline Health, Inc. (the “Borrower”), a wholly owned subsidiary of Streamline Health Solutions, Inc. (the “Registrant”), entered into a revised revolving note with Fifth Third Bank, Cincinnati, OH. The terms of the loan remain the same as set forth in the revolving note entered into on July 30, 2008 except that the Borrowing Base limitation has been modified and is now set at “the lesser of 80% of the net amount of Borrower’s Eligible Accounts (less than 90 days) or 2 times trailing twelve month EBITDA of Streamline Health Solutions, Inc.” compared to the previous limitation of “the lesser of 80% of the net amount of Borrower’s Eligible Accounts (less than 90 days) or the Tangible Net Worth of Streamline Health Solutions, Inc.”

In connection with the entering into of the revised revolving note, the Registrant also entered into a revised continuing guaranty agreement. The terms of the continuing guarantee agreement modified Minimum Tangible Net Worth requirements which increases on a periodic basis as follows:

Period	Min. Amount

10/31/08 through 01/30/09	$1,000,000.00
01/31/09 through 04/29/09	$1,500,000.00
04/30/09 through 07/30/09	$1,750,000.00
07/31/09 through 10/30/09	$2,000,000.00
10/31/09 through 01/30/10	$2,250,000.00
01/31/09 and thereafter	$2,500,000.00

Under the terms of the revised agreement, the Company was in compliance with all of the covenants at January 31, 2009. The Company pays a commitment fee on the unused portion of the facility of .35%. The Company borrowed $800,000 (of the total eligible borrowings of $1,006,000) under this working capital facility as of January 31, 2009.

In 1998, Streamline Health issued a $6,000,000 note which has since been paid off. In connection with the issuance of the note, Streamline Health issued Warrants to purchase 750,000 shares of Common Stock of Streamline Health at $3.87 per share at any time through July 16, 2008. These Warrants expired unexercised on that date.

During fiscal year 2005, Streamline Health acquired computer equipment for the application-hosting services data center, which are accounted for as capitalized leases. The amount of the computer equipment leased assets was $267,237. The lease was payable monthly in installments of $8,192, through August 2008; however, the capitalized lease was paid in full during fiscal year 2007.

Total depreciation and amortization expense on assets under capital leases was $0 in 2008, $27,837 in 2007, and $66,809 in 2006. The net carrying value of such assets was $0 at January 31, 2009.

4.	Income Taxes

The Company and its subsidiary are subject to U.S. Federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. Federal tax matters for years through January 31, 2006. All material state and local income tax matters have been concluded for years through January 31, 2004.

As discussed in Note 2, the Company adopted FIN 48 as of February 1, 2007, as required. As a result of the implementation of FIN 48, the changes to the Company’s reserve for uncertain tax positions was accounted for as a $27,791 adjustment to increase the beginning balance of retained earnings on the Company’s balance sheet. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate adjustments that will result in a material change to its financial position during the next twelve months. Therefore, no reserves for uncertain tax positions have been recorded pursuant to FIN 48 as of January 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes consist of the following:

	Fiscal Year
	2008	2007	2006

Federal tax expense:
Current	$—	$—	$—
Deferred	—	—	—

	—	—	—

State tax expense:
Current	(11,700)	(11,400)	(31,180)
Deferred	—	—	—

	(11,700)	(11,400)	(31,180)

Federal and state income tax (expense)	$(11,700)	$(11,400)	$(31,180)

The income tax benefit (provision) for income taxes differs from the Federal statutory rate as follows:

	Fiscal Year
	2008	2007	2006

Federal tax (expense) benefit at Statutory rate	$463,512	$246,215	$(43,398)
State and local taxes, net of federal benefit	7,722	7,527	(28,224)
Change in valuation allowance	(351,282)	(256,800)	37,943
Stock based compensation expense	(125,142)	—	—
Other	(6,510)	(8,342)	2,499

	$(11,700)	$(11,400)	$(31,180)

Streamline Health provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences are as follows:

	Fiscal Year
	2008	2007

Deferred tax assets:
Net operating loss carry forwards	$10,456,072	$10,092,028
Accounts payable and accrued liabilities	170,026	202,622
Property and equipment	92,386	72,536
Other	73,549	73,565

	10,792,033	10,440,751
Less valuation allowance	(8,917,033)	(8,565,751)

Net deferred tax assets	1,875,000	1,875,000
Deferred tax liabilities:	—	—

Net deferred tax asset	$1,875,000	$1,875,000

As of January 31, 2009, Streamline Health increased the valuation allowance for the deferred tax assets primarily related to the carry forward by $351,282 based upon reasonable future earnings before income tax projections. A valuation allowance of $8,917,033 is still required to reduce the deferred tax assets, primarily relating to loss carry forwards, to a level currently believed will be utilized to offset future earnings before income taxes based upon the current backlog and forecasts over the next two years. The valuation allowance is required due to the inability to predict on a longer term basis that Streamline Health will “more likely than not” attain levels of profitability required to utilize additional loss carry forwards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 31, 2009, Streamline Health had a net operating loss carry forward of approximately $30,000,000, which begins to expire in 2013. Streamline Health also has an Alternative Minimum Tax credit carry forward of approximately $74,000, which has an unlimited carry forward period. Certain changes in stock ownership can result in a limitation on the amount of net operating loss carry forward that can be utilized each year.

5.	Retirement Plan

Streamline Health has established a 401(k) retirement plan that covers all employees. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company matches 100% up to the first 4% of compensation deferred by each employee in the 401(k) plan. The total compensation expense for this matching contribution was $326,687 in 2008, $322,536 in 2007, and $291,719 in 2006.

6.	Major Customers

During fiscal year 2008, three customers, exclusive of our remarketing partners, accounted for 13%, 7%, and 6% of total revenues. During fiscal year 2007, three customers, exclusive of our remarketing partners, accounted for 12%, 7%, and 5% of total revenues. During fiscal year 2006, three customers, exclusive of our remarketing partners, accounted for 11%, 8%, and 7% of total revenues.

During fiscal years 2008, 2007 and 2006 our major remarketing partner accounted for 37%, 38% and 28%, respectively of our total revenues.

At January 31, 2009 and 2008, 46% and 48%, respectively, of Streamline Health’s accounts receivable were due from three customers excluding remarketing partners. At January 31, 2009 and 2008 approximately, 27% and 29%, respectively, of Streamline Health’s accounts receivables were due from remarketing partners.

7.	Stock-based Compensation Plans

As discussed in note 1, effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation. Streamline Health’s 1996 Employee Stock Option Plan authorized the grant of options to employees for Streamline Health’s Common Stock. The options granted have terms of ten years or less and generally vest and become fully exercisable ratably over three years of continuous employment from the date of grant. At January 31, 2009, options to purchase 139,500 shares of Streamline Health’s Common Stock have been granted and are outstanding under the Plan. No more options can be granted under this Plan.

Streamline Health’s 1996 Non-Employee Directors Stock Option Plan authorized the grant of options for shares of Streamline Health’s Common Stock. The options granted have terms of ten years or less, and vest and become fully exercisable ratably over three years of continuous service as a Director from the date of grant. At January 31, 2009, options to purchase 15,000 shares of Streamline Health Common Stock have been granted and are outstanding under the Plan. No more options can be granted under this Plan.

In May 2005, the shareholders approved the 2005 Incentive Compensation Plan which authorizes the Company to issue up to 1,000,000 equity awards (Stock Options, Stock Appreciation Rights (“SAR’s”), and Restricted Stock) to directors and employees of the Company. At January 31, 2009, Options to purchase 480,382 shares of Streamline Health Common Stock have been granted and are outstanding under the Plan.

(a) SAR’s are settled in Common Stock of the Company. Upon exercise of the SAR, the holder is entitled to receive shares of Common Stock equal to an amount determined by multiplying:

(b) The difference between the fair market value of a share of common stock of the Company on the date of exercise over the price at the date of grant; by

(c) The number of shares with respect to which the SAR is exercised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SAR’s vest when certain performance criteria are met. The performance objectives are such that the recipient earns 100% or 0% of the number of SAR’s granted. Performance based SAR expense is recognized over the performance period based on the stock price at each reporting date, when satisfaction of the performance criteria is deemed probable.

There are no SAR’s outstanding under the plan.

A summary of Streamline Health’s stock option activity and related information is as follows:

	Fiscal Year
	2008		2007		2006
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Options	price	Options	price	Options	price

Outstanding — beginning of year	409,000	$2.46	461,500	$2.50	476,167	$2.76
Granted	355,382	1.89	40,000	3.79	45,000	5.74
Exercised	(57,000)	1.11	(31,500)	1.64	(24,667)	.97
Expired	(72,500)	2.80	(61,000)	4.04	(35,000)	11.61
Forfeited	—	—	—	—	—	—

Outstanding — end of year	634,882	2.21	409,000	2.46	461,500	2.50

Exercisable — end of year	237,830	$2.29	322,334	$1.97	373,169	$2.04

Aggregate intrinsic value of outstanding options at year end	$1,117,392		$1,083,850

Aggregate intrinsic value of exercisable options at year end	$418,581		$854,212

Weighted average grant date fair value of options granted during year	$1.23		$2.51		$3.31

Total intrinsic value of Options exercised during the year	$100,320		$83,475		$139,122

The fair value of the 2008, 2007 and 2006 stock-based compensation was estimated at the date of grants using a Black-Scholes option pricing model with the following weighted average assumptions for each fiscal year: risk-free interest rate of 4.25%, a dividend yield of zero percent; a weighted average volatility factor of the expected market price of Streamline Health’s Common Stock of .771 (in 2008), .793 (in 2007) and .823 (in 2006), and a weighted average expected life of stock options of five years and a forfeiture rate of zero.

The following table summarizes the options as of January 31, 2009:

		Average
	Number of	exercise	Remaining
Options	options	price	life in years

Outstanding	634,882	2.21 (1)	8
Exercisable	237,830	$2.29	4

(1)	The exercise prices range from $0.53 to $6.03, of which 414,882 shares are between $0.53 and $1.95 per share, 175,000 shares are between $2.08 and $4.35 per share, and 45,000 shares are between $5.17 and $6.03 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a summary of nonvested shares at January 31, 2009:

		Weighted
		average
		Grant-date
Nonvested Shares	Shares	Fair Value

Balance Beginning of year	86,672	2.78
Granted	355,382	1.23
Vested	(45,002)	2.59
Forfeited	—	—
Balance End of year	397,052	1.82

At January 31, 2009, there was approximately $494,000 of compensation cost that has not yet been recognized related to nonvested stock-based awards. That cost is expected to be recognized over a remaining weighted average period of three years.

The expense associated with stock option awards was $120,035, $102,294 and $75,641 for fiscal years 2008, 2007 and 2006, respectively.

Cash received from exercise of options and the employee stock purchase plan (Note 8) was $120,393, $113,831 and $85,318, respectively, in 2008, 2007 and 2006.

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

Streamline Health has an Employee Stock Purchase Plan under which employees may purchase up to 500,000 shares of Common Stock. Under the plan, eligible employees may elect to contribute, through payroll deductions, up to 10% of their base pay to a trust during any plan year, July 1 through June 30, of the following year. At June 30 of each year, the plan issues for the benefit of the employees shares of Common Stock at the lesser of (a) 85% of the Fair Market Value of the Common Stock on July 1, of the prior year, or (b) 85% of the Fair Market Value of the Common Stock on June 30, of the current year. At January 31, 2009, 284,447 shares remain that can be purchased under the plan.

The Company recognized compensation expense under SFAS 123(R) of $38,712, $40,348, and $35,496 for fiscal years 2008, 2007, and 2006, respectively.

During fiscal year 2008, 37,462 shares were purchased at the price of $1.52 per share; 2007, 17,421 shares were purchased at the price of $3.56 per share; 2006, 27,191 shares were purchased at the price of $2.26 per share.

The purchase price at June 30, 2009, will be 85% of the lower of (a) the closing price on July 1, 2008 ($1.63) or (b) 85% of the closing price on June 30, 2009.

9.	Commitments and Contingencies

Maintenance Agreements, Warranties, and Indemnities

Streamline Health warrants to customers that its software will meet certain performance requirements for an initial limited warranty period. Streamline Health has maintenance agreements to provide services in future periods after the expiration of the initial limited warranty period. Streamline Health invoices customers in accordance with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the agreements and records the invoicing as deferred revenues and recognizes the revenues ratably over the term of the maintenance agreements. Streamline Health’s standard agreements with its customers usually include intellectual property infringement indemnification provisions to indemnify them from and against third-party claims, and for liabilities, damages, and expenses arising out of Streamline Health’s operation of its business or any negligent act or omission of Streamline Health. At January 31, 2009 and 2008, Streamline Health has a warranty reserve in the amount of $130,000 and $196,000, respectively.

		Additions
	Balance at	Charged to	Charged to
	Beginning	costs	Other		Balance at
Description	of Period	and Expenses	Accounts	Deductions	End of Period
	(In thousands)

Year ended January 31, 2009:
Warranty reserve	196	—	—	(66)	130
Year ended January 31, 2008:
Warranty reserve	250	—	—	(54)	196

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

Reserved Common Stock

Streamline Health has reserved 1,438,947 shares of the Common Stock authorized for issuance in connection with various Equity Award Plans and the Employee Stock Purchase Plan.

Litigation

There are, from time to time, claims pending against Streamline Health Solutions, Inc. and its subsidiary. Based on a review of such litigation with legal counsel, Streamline Health believes any resulting liability would not have a material effect on Streamline Health’s consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Quarterly Results of Operations (Unaudited)

The following sets forth selected quarterly financial information for fiscal years 2008 and 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Information have been included.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2008
	(In thousands, except per share data)

Revenues(g)	$3,604	$4,837	$4,379	$3,466	$16,286
Gross profit	1,505	2,467	2,089	1,360	7,421
Operating profit (loss) (e, f)	(813)	(427)	26	(132)	(1,347)
Net earnings (loss) (e, f)	(815)	(429)	15	(146)	(1,375)
Basic net (loss) earnings per share(a)	(.09)	(.05)	.00	(.02)	(.15)
Diluted net (loss) earnings per share(a)	(.09)	(.05)	.00	(.02)	(.15)
Weighted average shares outstanding	9,260	9,275	9,303	9,306	9,286
Stock Price(b)
High	$2.88	$2.39	$2.66	$2.50	$2.88
Low	$1.68	$1.39	$0.72	$1.42	$0.72
Quarter and year-end close	$2.21	$2.02	$2.42	$1.76	$1.76
Cash dividends declared(c)	$—	$—	$—	$—	$—

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2007
	(In thousands, except per share data)

Revenues(g)	$3,809	$3,234	$3,974	$5,667	$16,684
Gross profit	1,777	1,299	2,137	3,264	8,477
Operating profit (loss)(d)	(447)	(1,054)	16	781	(704)
Net earnings (loss)(d)	(443)	(1,071)	3	776	(736)
Basic net (loss) earnings per share(a)	(.05)	(.12)	.00	.08	(.08)
Diluted net (loss) earnings per share(a)	(.05)	(.12)	.00	.08	(.08)
Weighted average shares outstanding	9,211	9,225	9,245	9,254	9,234
Stock Price(b)
High	$5.80	$5.00	$3.88	$4.00	$5.80
Low	$3.54	$3.30	$2.57	$1.75	$1.75
Quarter and year-end close	$4.72	$3.80	$2.94	$2.65	$2.65
Cash dividends declared(c)	$—	$—	$—	$—	$—

(a)	Quarterly amounts may not be additive.

(b)	Based on data available through The NASDAQ Stock Market, Inc.

(c)	Streamline Health has not paid a dividend on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

(d)	Includes in the third quarter of fiscal year 2007, a $100,000 favorable change in the allowance for doubtful accounts.

(e)	Includes in the fourth quarter of fiscal year 2008, a $41,000 favorable change in the estimate for miscellaneous reserves.

(f)	Includes in the fourth quarter of fiscal year 2008, a $408,000 impairment charge of capitalized software development costs.

(g)	During fiscal 2008, the Company revised its historical financial statements to reclassify revenue and costs related to certain maintenance services. During a review of the accounting treatment of its revenue recognition policies, the Company determined that certain revisions to the accounting treatment of its revenue recognition for royalty commissions paid to GE Healthcare were necessary. The impact of the revision was an increase in total Net Revenues and a corresponding increase in Cost of Sales, see Note 1 to Consolidated Financial Statements. The quarterly financial data presented above reflect the revised amounts.

Schedule II

Valuation and Qualifying Accounts and Reserves

Streamline Health Solutions, Inc.
For the three years ended January 31, 2009

		Additions
	Balance at	Charged to	Charged to
	Beginning	costs and	Other		Balance at
Description	of Period	Expenses	Accounts	Deductions	End of Period
	(In thousands)

Year ended January 31, 2009:
Allowance for doubtful accounts	$100	$—	$—	$—	$100
Year ended January 31, 2008:
Allowance for doubtful accounts	$200	$—	—	(100)	100
Year ended January 31, 2007:
Allowance for doubtful accounts	200	$—	—	—	200

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

The report of Ernst & Young LLP on the Company’s consolidated financial statements for the fiscal year ended January 31, 2007 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle.

In connection with the Company’s audit for the fiscal year ended January 31, 2007, the Company has had no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ernst & Young LLP would have caused it to make reference thereto in its report on the consolidated financial statements of the Company for such year.

During the Company’s fiscal year ended January 31, 2007 and through the date of the resignation of Ernst &Young, LLP, the Company has had no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided a copy of the above disclosures to Ernst & Young LLP. Ernst & Young LLP furnished the Company with a letter dated November 16, 2007 addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

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

During the Company’s two most recent fiscal years prior to the Company’s engagement of BDO Seidman, LLP and through January 6, 2008, the Company did not consult with BDO Seidman, LLP regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that BDO Seidman, LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A(T)	Controls and Procedures

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Streamline Health’s senior management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Streamline Health’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, Streamline Health’s management, including the Chief Executive and Chief Financial Officer, concluded that there is reasonable assurance that Streamline Health’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no changes in Streamline Health’s internal control or in the other controls during the quarter ended January 31, 2009 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.

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

Strong internal controls is an objective that is reinforced through our Code of Conduct and Ethics, which sets forth our commitment to conduct business with integrity, and within both the letter and the spirit of the law. The Company’s internal control over financial reporting includes a Control Self-Assessment Program that is conducted annually. Management takes appropriate action to correct any identified control deficiencies. Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009, using criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of January 31, 2009, based on these criteria.

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

The information required by Items 401, 405 and 407(c)(3),(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from Streamline Health’s definitive proxy statement for its Annual Stockholders Meeting to be held on May 27, 2009 from the information appearing under the captions “Election of Directors”, “Board of Directors Meetings and Committees” “Stock Ownership by Certain Beneficial Owners and Management”, and “Compliance with Section 16(a) of the Exchange Act”. Certain information regarding Streamline Health’s Executive Officers is set forth in Part I, of this Form 10-K under the caption “Executive Officers of the Registrant.”

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

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference from Streamline Health’s definitive proxy statement for its Annual Stockholders Meeting to be held on May 27, 2009 from the information appearing under the caption “Executive Compensation”.

Item 12.	Securities Ownership of Certain Beneficial Owners and management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference from Streamline Health’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 27, 2009 from the information appearing under the caption “Stock Ownership by Certain Beneficial Owners and Management”.

Securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K are as follows:

	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan category	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	634,882(1, 2 & 3)	$2.21	519,618(3)

Total	634,882(1, 2 & 3)	$2.21	519,618(3)

(1)	Includes 15,000 options that can be exercised under the 1996 non-employee Director’s Stock Option Plan and 139,500 options that can be exercised under the 1996 Employee Stock Option Plan.

(2)	Includes 480,382 options that can be exercised by directors under the 2005 Incentive Compensation Plan.

(3)	Excludes 284,447 shares that can be issued under the 1996 Employee Stock Purchase Plan, which is more fully described in footnote 8 of the enclosed Notes to Consolidated Financial Statements.

(4)	The Company does not have any equity compensation plans that have not been approved by the Company’s Stockholders.

Item 13.	Certain Relationships, Related Transactions and Directors Independence

The information required by Item 404 and 407(a) of Regulation S-K is incorporated herein by reference from Streamline Health’s definitive proxy statement for its Annual Stockholders Meeting to be held on May 27, 2009 from the information appearing under the captions “Transactions with Related Persons, Promoters, and Certain Control Persons” and “Board of Directors Meetings and Committees”.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees for the Company for the fiscal years 2008 and 2007 for audit and other services provided to Streamline Health by BDO Seidman, LLP, including its foreign affiliates.

	2008	2007

Audit Fees	$159,000	$112,000
Audit-Related Fees	—	—
Tax Fees	10,000	35,000
All Other Fees	—	—

Total Fees	$169,000	$147,000

The Company has engaged BDO Seidman, LLP to provide tax consulting and compliance services and consulting services regarding the internal control audit related requirements of the Sarbanes-Oxley Act, in addition to the audit of the financial statements. The Company’s Audit Committee has considered whether the provision of the tax and consulting services is compatible with maintaining the independence of BDO Seidman, LLP. All fees to BDO Seidman, LLP are pre-approved by the Audit Committee of the Board of Directors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

(a)1. The financial statements listed in ITEM 8 in the Index to Consolidated Financial Statements on page 45 are filed as part of this report.

(a)2. The Financial Statement Schedule on page 65 is filed as part of this report.

(b). Exhibits

See Index to Exhibits on page 71 of this report.

The exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Streamline Health Solutions, Inc.

By:	/s/ J. Brian Patsy
J. Brian Patsy
Chief Executive Officer

DATE: April 16, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ J. Brian Patsy J. Brian Patsy	Chief Executive Officer And Director (Principal Executive Officer)	April 16, 2009

/s/ Jonathan R. Phillips Jonathan R. Phillips	Director	April 16, 2009

/s/ Edward J. VonderBrink Edward J. VonderBrink	Director	April 16, 2009

/s/ Richard C. Levy Richard C. Levy, M.D.	Director	April 14, 2009

/s/ Andrew L. Turner Andrew L. Turner	Director	April 15, 2009

/s/ Jay D. Miller Jay D. Miller	Director	April 16, 2009

/s/ Donald E. Vick, Jr. Donald E. Vick, Jr.	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2009

INDEX TO EXHIBITS

EXHIBITS

Exhibit No.	Description of Exhibit

3.1(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. (Previously filed with the Commission and incorporated herein by reference from, the Registrant’s (LanVision System, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
3.1(b)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., amendment No. 1. (Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on September 8, 2006.)
3.2	Bylaws of Streamline Health Solutions, Inc. (Previously filed with the Commission and incorporated herein by reference from, the Registrant’s Form 10-Q, as filed with the Commission on June 5, 2007.)
3.3	Certificate of the Designations, Powers, Preferences and Rights of the Convertible Preferred Stock (Par Value $.01 Per Share) of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
4.1	Specimen Common Stock Certificate of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
4.2	Specimen Preferred Stock Certificate of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
4.3	Revolving Note, and associated documents, dated January 7, 2008, between Streamline Health, Inc. (a wholly owned subsidiary of the Registrant) and the Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 and 10.2 of the Registrant’s Form 8-K, as filed with the Commission on January 8, 2008.)
10.1#	Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Employee Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10.2(a)#	Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10.2(b)#	First Amendment to Streamline Health Solutions, Inc. f/k/a/LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 4.1(b) of, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-8, file number 333-20765, as filed with the Commission on January 31, 1997.)
10.2(c)#	Second Amendment to Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, Amendment No. 1 to the Registrant’s (LanVision Systems, Inc.) Statement on Form S-8, file number 333-20765, as filed with the Commission on March 1, 2001.)
10.3#	Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Employee Stock Purchase Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc. ) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10.4#	2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on May 26, 2005.)

Exhibit No.	Description of Exhibit

10.5#	Employment Agreement between Streamline Health, Inc. f/k/a LanVision, Inc. and Donald E. Vick effective December 3, 1996. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.5 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2002, as filed with the Commission on April 29, 2002.)
10.5(a)#	Amendment No. 1 to the Employment Agreement between Streamline Health, Inc. f/k/a LanVision, Inc. and Donald E. Vick effective January 27, 2006 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.4 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on January 31, 2006.)
10.6#	Employment Agreement among Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., Streamline Health, Inc. f/k/a LanVision, Inc. and Paul W. Bridge, Jr., effective February 1, 2004 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 10-Q for the fiscal quarter ended July 31, 2004, as filed with the Commission on September 10, 2004.)
10.6(a)#	Amendment No. 1 to the Employment Agreement between Streamline Health, Inc. f/k/a LanVision, Inc. and Paul W. Bridge, Jr. effective January 27, 2006 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.3 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on January 31, 2006.)
10.7#	Employment Agreement among Streamline Health, Inc. f/k/a/ LanVision Systems, Inc., Streamline Health, Inc. f/k/a LanVision, Inc. and J. Brian Patsy effective February 1, 2003 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.7 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2004, as filed with the Commission on April 8, 2004.)
10.7(a)#	Amendment No. 1 dated January 27, 2005 to the Employment Agreement among J. Brian Patsy, Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. and Streamline Health Inc. f/k/a LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on February 1, 2005.)
10.7(b)#	Amendment No. 2 dated January 27, 2006 to the Employment Agreement among J. Brian Patsy, Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. and Streamline Health, Inc. f/k/a LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on January 31, 2006.)
10.8(a)#	Employment Agreement among Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc., Streamline Health, Inc. f/k/a LanVision, Inc. and Joseph O. Brown, II, effective February 1, 2004. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 10-Q, as filed with the Commission on December 7, 2007.)
10.8(b)#	Amendment No. 1 dated November 27, 2007 to the Employment Agreement among Joseph O. Brown, II, Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. and Streamline Health, Inc. f/k/a LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.8(b) of the Registrant’s (Streamline Health Solutions, Inc.) Form 10-K for the fiscal year ended January 31, 2008, as filed with the Commission on April 7, 2008.)
10.9#	Employment agreement between Streamline Health, Inc. and Gary M. Winzenread effective June 18, 2007. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 10-Q, as filed with the Commission on December 7, 2007.)
10.9(b)#	Employment agreement between Streamline Health, Inc. and Gary M. Winzenread effective June 1, 2008. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s (Streamline Health Solutions, Inc.) Form 8-K, as filed with the Commission on June 11, 2008.)
10.10#	Employment agreement between Streamline Health, Inc. and B. Scott Boyden, Jr. effective June 16, 2008. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s (Streamline Health Solutions, Inc.) Form 8-K, as filed with the Commission on June 26, 2008.)

Exhibit No.	Description of Exhibit

10.11-	Registrant’s Guarantee of Lease Agreement between Streamline Health, Inc. f/k/a LanVision, Inc. and The Western and Southern Life Insurance Company (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 10-Q for the fiscal quarter ended July 31, 2004, as filed with the Commission on September 10, 2004.)
10.12(c)	First Amendment to Lease and Acceptance of Indemnification Agreement for office space between Streamline Health, Inc. f/k/a LanVision, Inc. (a wholly owned subsidiary) and The Western and Southern Life Insurance Company, effective January 31, 2005. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 11.11(c) of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2005, as filed with the Commission on April 8, 2005.)
10.13(a)**	Reseller Agreement between IDX Information Systems Corporation and Streamline Health, Inc. f/k/a LanVision, Inc. entered into on January 30, 2002. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.11 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2002, as filed with the Commission on April 29, 2002.)
10.13(b)	First Amendment to the Reseller Agreement between IDX Information Systems Corporation and Streamline Health, Inc. f/k/a LanVision, Inc. entered into on January 30, 2002 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s (LanVision Systems, Inc.) Form 10-Q for the quarter ended April 30, 2002, as filed with the Commission on June 4, 2002.).
10.14	Form of Indemnification Agreement for all directors and officers. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on June 7, 2006.
10.15#	Schedule of Directors Compensation (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.14 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2005, as filed with the Commission on April 8, 2005.)
11.1	Statement Regarding Computation of Per Share Earnings***
14.1	Code of Ethics (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 14.1 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2004, as filed with the Commission on April 8, 2004.)
21.1	Subsidiaries of the Registrant***
23.1	Consent of Independent Registered Public Accounting Firm — BDO Seidman, LLP***
23.2	Consent of Independent Registered Public Accounting Firm — Ernst & Young, LLP***
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

**	The Company has applied for Confidential Treatment of portions of this agreement with the Securities and Exchange Commission

***	Included herein

#	Management Contracts and Compensatory Arrangements.