Form 10-Q
period 2009-04-30
STREAMLINE HEALTH SOLUTIONS INC.
filed 2009-06-10
CIK 1008586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of April 30, 2009: 9,354,782.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets

	(Unaudited)	(Audited)
	April 30,	January 31,
	2009	2009
Current assets:
Cash and cash equivalents	$1,108,671	$3,128,801
Accounts receivable, net of allowance for doubtful accounts of $100,000	1,390,879	1,328,508
Contract receivables	715,430	502,373
Prepaid hardware and third party software for future delivery	630,904	681,540
Prepaid other, including prepaid customer maintenance contracts	1,130,422	802,951
Deferred income taxes	247,000	247,000

Total current assets	5,223,306	6,691,173

Property and equipment:
Computer equipment	2,574,780	2,475,928
Computer software	1,495,949	1,405,407
Office furniture, fixtures and equipment	737,344	737,344
Leasehold improvements	574,257	574,257

	5,382,330	5,192,936
Accumulated depreciation and amortization	(3,818,046)	(3,625,408)

	1,564,284	1,567,528

Contract receivables, less current portion	—	321,500
Capitalized software development costs, net of accumulated amortization of $8,743,869 and $8,311,760, respectively	6,998,251	6,481,360
Other, including deferred income taxes of $1,628,000	1,659,111	1,670,891

	$15,444,952	$16,732,452

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Liabilities and Stockholders’ Equity

	(Unaudited)	(Audited)
	April 30,	January 31,
	2009	2009

Current liabilities:
Accounts payable	$1,151,759	$759,577
Accrued compensation	381,192	299,000
Accrued other expenses	304,097	472,113
Deferred revenues	4,508,916	5,941,837

Total current liabilities	6,345,964	7,472,527

Deferred revenues, less current portion	1,094,981	1,313,977
Line of Credit	800,000	800,000
Other	24,421	48,842

Total Liabilities	8,265,366	9,635,346

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,354,782 shares issued, respectively	93,548	93,548
Additional paid in capital	35,886,556	35,820,417
Accumulated (deficit)	(28,800,518)	(28,816,859)

Total stockholders’ equity	7,179,586	7,097,106

	$15,444,952	$16,732,452

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended April 30,
(Unaudited)

	2009	2008
Revenues:
Systems sales	$347,044	$309,490
Services, maintenance and support	2,716,241	2,433,135
Application-hosting services	687,514	891,493

Total revenues	3,750,799	3,634,118

Operating expenses:
Cost of systems sales	665,660	750,971
Cost of services, maintenance and support	1,064,130	1,089,516
Cost of application-hosting services	431,805	288,191
Selling, general and administrative	1,214,970	1,599,423
Product research and development	346,247	719,255

Total operating expenses	3,722,812	4,447,356

Operating income (loss)	27,987	(813,238)
Other income (expense):
Interest income	—	5,554
Interest expense	(7,466)	(438)
Other income (expense)	2,820	—

Earnings (Loss) before taxes	23,341	(808,122)
Income taxes	(7,000)	(6,500)

Net earnings (loss)	$16,341	$(814,622)

Basic net earnings (loss) per common share	$0.00	$(0.09)

Diluted net (loss) per common share	$0.00	$(0.09)

Number of shares used in per common share computations:
Basic	9,354,782	9,260,320

Diluted	9,404,364	9,260,320

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended April 30,
(Unaudited)

	2009	2008
Operating activities:
Net earnings (loss)	$16,341	$(814,622)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	624,747	689,609
Share-based compensation expense	66,139	40,054

Changes in assets and liabilities:
Accounts and contract receivables	46,072	1,446,450
Other current assets	(276,835)	(263,537)
Accounts payable and accrued expenses	306,358	(519,091)
Deferred revenues	(1,651,917)	(332,982)

Net cash (used in) provided by operating activities	(869,095)	245,881

Investing activities:
Purchases of property and equipment	(189,394)	(254,002)
Capitalization of software development costs	(949,000)	(900,000)
Other	(12,641)	(34,738)

Net cash (used in) investing activities	(1,151,035)	(1,188,740)

Financing activities:

Net cash provided by (used in) financing activities	—	—

Decrease in cash and cash equivalents	(2,020,130)	(942,859)
Cash and cash equivalents at beginning of period	3,128,801	2,189,010

Cash and cash equivalents at end of period	$1,108,671	$1,246,151

Supplemental cash flow disclosures:
Interest paid	$7,444	$8,740

Income taxes paid	$9,686	$438

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“Streamline Health® or the Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent Streamline Health Solutions, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010.
Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the Company’s significant accounting policies is presented beginning on page 52 of its fiscal year 2008 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during fiscal year 2009.
Note 3 — CHANGES IN BALANCE SHEET ACCOUNT BALANCES
The decrease in cash and cash equivalents during the first three months results primarily from operating activities, relating to deferred revenues on maintenance and service contracts. Due to the timing of the cash receipts on these contracts, cash inflow during the first quarter of the fiscal year is traditionally lower. In addition, the impact of investing activities, namely capitalization of software development costs and acquisitions of equipment will increase cash outflow.
The increase in contracts receivable is the result of the increase in the sales of customer contracts which were recognized as revenue but are not yet eligible for invoicing.
The increase in prepaid other, including prepaid customer maintenance contracts is the result of new prepaid maintenance contracts that are amortized over their service period along with increases in prepaid commissions on new application-hosting services contracts which are amortized over their contract periods.

The decrease in property and equipment is primarily the result of the acquisition of additional equipment upgrades for internal operations and application hosting services that was offset by depreciation and amortization.
The decrease in long term contract receivables results from a customer contract with billing points that are now short term in nature.
The increase in capitalized software development costs, net, is the result of certain projects reaching technological feasibility for which development cost began being capitalized relating to the development of the next generation of core software solutions and expanded work flow module development.
The increase in accounts payable results from the timing of vendor payments at quarter end.
The increase in accrued compensation results from the accrual of commissions to be paid in subsequent periods for significant sales made in the first quarter of fiscal 2009.
The decrease in accrued other expenses results from the timing of payments during the first quarter of fiscal 2009.
The amount shown for the line of credit represents total borrowings under the line.
The decrease in deferred revenues reflects the amortization of prepaid maintenance during the first quarter of fiscal 2009, net of any additional payments received in 2009.
Note 4 — EQUITY AWARDS
During the first three months of the current fiscal year, the Company granted 17,000 options with a weighted average exercise price of $1.46 per share. During the same period 10,000 options expired with an average exercise price of $1.95 per share, and no options were exercised under all plans.
The Company adopted the standards of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, in fiscal year 2006, using the modified-prospective-transition method which requires expensing the fair value of the equity awards. The expense relating to the fair value of equity awards included in the three months ended April 30, 2009 and 2008 amounted to $66,139 and $40,054, respectively.
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
Income tax expense reflects various state income taxes in which the Company does business.
Note 6 — EARNINGS PER SHARE
The basic earnings (loss) per common share are calculated using the weighted average number of common shares outstanding during the period.
The 2009 diluted net earnings per common share calculation, excludes the effect of the anti-dilutive common stock equivalents (stock options). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company had 507,882 equity award shares ranging from $1.80 to $6.03 outstanding at April 30, 2009 that were not included in the computation of diluted net earnings per share calculation as the inclusion thereof would be anti-dilutive.
The 2008 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options and warrants), as the inclusion thereof would be anti-dilutive. The Company had approximately 409,000 equity award shares and 750,000 warrant shares outstanding at April 30, 2008 that were not included in the diluted net (loss) per share calculation as the inclusion thereof would be anti-dilutive. These warrants expired on July 16, 2008.
Note 7 — CONTRACTUAL OBLIGATIONS
The following table details the remaining obligations, by fiscal year, as of the end of the quarter. There are no capitalized leases or other commitments. Lease obligations beyond fiscal year 2012 are $4,758. There are no other contractual obligations beyond fiscal year 2012.

	Total	2009	2010	2011	2012

Line of Credit	$800,000	$—	$800,000	$—	$—
Operating leases	715,966	424,625	224,011	43,540	19,032

Total	$1,515,966	$424,625	$1,024,011	$43,540	$19,032

Note 8 — DEBT
Effective July 30, 2008, Streamline Health, Inc., a wholly owned subsidiary of Streamline Health Solutions, Inc., entered into a new revolving loan agreement with Fifth Third Bank, Cincinnati, OH, in the principal amount of $2,000,000. The interest rate on amounts borrowed will accrue at a variable rate ranging from the Prime Rate minus 1% to the Prime Rate plus 3%, (or an effective rate of 2.75% [prime minus 1/2%] at April 30, 2009) based on the trailing twelve months earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement contains other covenants including: Minimum Tangible Net Worth, Fixed Charge Coverage Ratio and Funded Indebtedness to EBITDA. The loan is guaranteed by the Registrant and is secured by a first lien on all of the assets of the Registrant and its subsidiary. The Company was in compliance with all covenants at April 30, 2009. The Company had borrowed $800,000 on the facility as of April 30, 2009. This facility is scheduled to expire on August 1, 2010.
Note 9 — PRODUCT ASSURANCE AND INDEMNITIES
Streamline Health accrues for the cost of product assurance at the time revenue is recognized. Should products fail to meet certain performance standards for an initial period after implementation, the Company will increase this reserve as further performance issues are communicated. Streamline Health bases its accrual on the nature of any performance issue, the effort necessary to resolve the issue, customer requirements and any potential concessions, if any, which may be required to be granted to a customer, which result from performance issues. Streamline Health’s application-hosting services guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. Streamline Health’s standard agreements with its customers also usually include provisions to indemnify them from and against third party claims, liabilities, damages, and expenses arising out of Streamline Health’s operation of its business or any negligent act or omission of Streamline Health. To date, Streamline Health has always maintained the hosting service performance standards and has not been required to make any material penalty payments to customers or indemnify any customers for any material third party claims. At April 30, 2009 and 2008, Streamline Health accrued approximately $72,000 and $178,500, respectively. Each contract is reviewed quarterly with the appropriate Streamline Health Account Manager to determine the need for a product assurance reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information contained herein, this Report on Form 10-Q contains forward-looking statements relating to the Company’s plans, strategies, expectations, intentions,

etc. and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are no guarantee of future performance and are subject to certain risks and uncertainties that are difficult to predict and actual results could differ materially from those reflected in the forward-looking statements. These risks and uncertainties include, but are not limited to, the timing of contract negotiations and executions and the related timing of the revenue recognition related thereto, the potential cancellation of existing contracts or clients not completing projects included in the backlog, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell Streamline Health solutions, the ability of Streamline Health to control costs, availability of products obtained from third-party vendors, the healthcare regulatory environment, potential changes in legislation, regulatory and government funding affecting the healthcare industry, healthcare information system budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risk factors that might cause such differences including those discussed herein, and including, effects of critical accounting policies and judgments, changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other similar entities, changes in economic, business and market conditions impacting the healthcare industry, the markets in which the Company operates and nationally, and the Company’s ability to maintain compliance with the terms of its credit facilities, but not limited to, discussions in the most recent Form 10-K, Part I, “Item 1 Business”, “Item 1A Risk Factors”, Part II, “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 Financial Statements and Supplemental Data.” In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this and other documents Streamline Health Solutions, Inc. files from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.
Streamline Health’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Streamline Health to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an ongoing basis, Streamline Health evaluates its estimates, including those related to product revenues, bad debts, capitalized software development costs, income taxes, product assurance, support contracts, contingencies, and litigation. Streamline Health bases its estimates on historical experience and on various other assumptions that Streamline Health believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and revenue and expense recognition. Actual results may differ from these estimates under different assumptions or conditions.

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
The Company’s software solutions can be provided on a subscription basis via “Software as a Service (SaaS)”, (sometimes referred to as “Cloud Computing”) which is remotely hosted, or alternatively, licensed and installed locally. Software as a Service (SaaS) is the provision of dynamically scalable remote software, infrastructure and resources as a subscription service over a dedicated data communications line or virtual private line (VPN) via the Internet. Users of Software as a Service need not have knowledge of, expertise in, or control over the technology infrastructure in the hosting center that supports them.
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
The Company offers its own document imaging/management infrastructure (accessANYwareTM) that is built for high volume transaction processing and is specifically designed for the healthcare industry. In addition to providing access to information not previously available at the desktop, Streamline Health’s applications fulfill the administrative and regulatory needs of the Health Information Management, Patient Financial Services and other hospital administrative departments. Furthermore, these systems have been specifically designed to integrate with any Clinical Information System through various means, including our proprietary software integration tool, STRM-ITSM. For example, Streamline Health has integrated its solutions with selected systems from Telus Health (a Telus company) (Oacis Electronic Medical Record), Siemens Medical Solutions USA Inc. (Siemens), Cerner Corporation, Eclipsys Corporation, Lawson Software, and GE Healthcare (see below) applications, thus enabling customers to use our solutions without the expense of replacing entire software systems to gain the software functionality. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Electronic Medical Record. Streamline Health’s systems deliver on-line enterprise wide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.
The Company operates primarily in one segment as a provider of health information technology solutions that streamline healthcare information flows within a healthcare facility. The financial information required by Item 101(b) of Regulation S-K is contained in Item 6 Selected Financial Information of the Company’s January 31, 2009 Form 10-K.

All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following year.
Beginning in 1998, Streamline Health pioneered offering customers the ability to obtain its workflow solutions on an application-hosting basis as an Application Service Provider (ASP), which is now often referred in the information technology industry as Software as a Service (SaaS). Streamline Health established a SaaS hosting center, and installed Streamline Health’s suite of document workflow and document management solutions within the hosting center. Under this arrangement, customers electronically capture document-centric information at the healthcare facility and securely transmit the data to the hosting center. The hosting services center stores and manages the document-centric data using Streamline Health’s suite of applications, and customers can view, print, fax, route and process the information from anywhere using the Streamline Health web-enabled applications.
Historically, Streamline Health has derived most of its revenues from recurring SaaS hosting services, recurring maintenance fees, professional services and system sales involving the licensing, either directly or through remarketing partners, of its workflow and document management solutions to healthcare organizations. In a typical transaction, Streamline Health, or its remarketing partners, enter into a fee-for-service SaaS subscription agreement or a perpetual license agreement for Streamline Health’s software applications and may license to sell other third-party software and hardware components to the healthcare organization. Additionally, Streamline Health provides professional services, including implementation, training, and product support, as well as Business Process Management Services (BPM) consulting for customer document workflow applications.
Streamline Health earns its highest margins on proprietary Streamline Health software and SaaS hosting services and the lowest margins on third-party hardware and software. Sales to customers may include different configurations of Streamline Health software, third party components (hardware and software), and professional services, resulting in varying margins among contracts. The margins on professional services revenues fluctuate based upon the negotiated terms of the agreement with each customer and Streamline Health’s ability to fully utilize its professional services, maintenance, and support services staff.
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
Generally, revenues from licensed, locally installed systems sales are recognized when an agreement is signed and solutions are made available to end-users. Revenue recognition related to routine installation, integration and project management are deferred until the work is performed. Revenues from consulting and training services are recognized as the services are performed. Revenues from SaaS-based hosting services are recognized on a subscription or per transaction basis as information is captured, stored, retrieved and processed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of the revenue are classified as deferred revenues. Revenues recognized prior to progress billings to customers are recorded as contract receivables.
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
In December 2007, Streamline Health entered into an agreement with Emergis, Inc., which was subsequently acquired by TELUS, a large international telecommunications corporation based in Canada, in January 2008, under which Telus Health (formerly Emergis) is integrating Streamline Health’s accessANYwareTM document management repository and document workflow applications into its Oacis (Open Architecture Clinical Information System) Electronic Medical Record (EMR) solution.
In May 2008, Streamline Health and Telus Health announced their agreement to provide their integrated document management and workflow solution at the eight hospitals representing the Centre hospitalier de l’Université de Montréal (CHUM) and the McGill University Health Centre (MUHC). Telus Health integrated Streamline Health’s accessANYware document management and chart completion workflow solution into its Oacis electronic medical record solution. The integrated solution addresses clinicians’ need for immediate access to patient records in hybrid environments, where electronic health records still coexist with paper. CHUM and MUHC will be the first sites in Canada to deploy the integrated solution.
In May 2009, Streamline Health in collaboration with Telus Health announced that, consistent with its international expansion plans, the Company’s document workflow solutions will be integrated into the electronic medical records solution for multiple facilities within an additional leading Canadian healthcare region. Streamline Health has now secured two large international contracts for implementation of its solutions at a total of over 18 healthcare facilities. As a result, pending General Availability status for its multi-lingual product release, the Company expects to recognize approximately $1.6 million in software licensing revenues plus additional implementation services in the Company’s fourth fiscal quarter of 2009. In addition, the Company expects its backlog will increase several million dollars as a result of anticipated installation and maintenance services fees over the term of the agreements. To date, no software revenues have been recorded for these transactions because the contracts call for Streamline Health to deliver a French language version of its software.
In 2009, Streamline Health launched its Business Process Management Services (BPM) group, which is a dedicated consulting department focused on delivering custom document workflow solutions for our existing installed base of customers and new customers who have a need for stand-alone document workflow applications to improve departmental business processes. BPM services include custom workflow development, business process management, strategic planning, and custom reporting, among other consulting services. These new services will complement our existing professional services, which focus primarily on installation of our standard off-the-shelf software solutions.

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
At April 30, 2009, Streamline Health has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of $24,305,000 compared with $26,179,000 and $15,215,000 at the end of the fourth and first quarter of 2008 as follows:

	April 30,	January 31,	April 30,
	2009	2009	2008

Streamline Health Software Licenses	$2,022,000	$1,027,000	$1,988,000
Custom Software	138,000	278,000	335,000
Hardware and Third Party Software	524,000	562,000	1,409,000
Professional Services	4,170,000	4,691,000	5,189,000
Application Hosting Services	11,890,000	13,043,000	2,256,000
Recurring Maintenance	5,561,000	6,578,000	4,038,000

TOTAL	$24,305,000	$26,179,000	$15,215,000

This is an increase of 59% over the first quarter backlog of a year ago. In the three subsequent quarters of 2008, Streamline Health experienced a large increase in new hosting business instead of the traditional pattern of mostly new “purchase” or directly licensed software contracts by its new clients. As a result, the Streamline Health software component of this backlog initially declined and was offset by large increases in the hosting backlog. The increase in the Streamline Health software component in the current quarter is due to the recently announced Canadian software contract. The single largest contributor to backlog from April 30, 2008 to April 30, 2009 relates to the significant growth in our Application Hosting Services backlog. From January 31, 2009 to April 30, 2009 backlog declined 7% which is reflective of the Company recognizing revenues from sales made in 2008, and the suspension of one small hosting client during the quarter, due to economic factors. The related products and services are expected to be delivered over the next two to three years.
Streamline Health’s master agreements generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2008, 2007 and

2006 were approximately $7,331,000, $6,740,000 and $5,617,000, respectively. Maintenance and support revenues are expected to continue to increase in fiscal 2009 as existing commitments are renewed and new customers are added.
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
UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS
The Company’s revenues from systems sales have varied, and may continue to vary, significantly from quarter-to-quarter because of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter-to-quarter because of the timing of the implementation services, project management, customized programming provided and timing of the recognition of revenues under generally accepted accounting principles. Conversely, revenues from maintenance services do not fluctuate significantly from quarter-to-quarter, but have been increasing, on an annual basis, as the number of customers increase.
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
REVENUES
Revenues for the three months ended April 30, 2009, were $3,750,799 compared with $3,634,118 in the comparable quarter of 2008. The increase was a result of modest increases in software licenses, and third party software licenses delivered; coupled with a $195,000 quarter over quarter increase in maintenance service, and an $89,000 quarter over quarter increase in professional services revenues. Increases in these revenue categories were offset by a $204,000 decrease in application-hosting services.
Application-hosting services revenues declined by approximately $204,000 or 23% in the first quarter of fiscal 2009 primarily due to the previously announced loss of a large hosting customer in July of 2008, and were partially offset by revenues from new hosting contracts. Although additional application-hosting services customers signed new agreements with the Company in 2008, these revenues will incrementally roll out in fiscal 2009. When these application-hosting services are totally implemented, these new customers are expected to generate revenues estimated to be approximately 85% of the revenues attributed to the loss of the large hosting customer in July 2008. The Company expects to add additional application-hosting customers in the future which will replace the revenue gap from the loss of the large hosting customer, and will continue to grow application-hosting revenues beyond the loss of these recurring revenues.
OPERATING EXPENSES
Cost of Systems Sales
The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. The cost of system sales for the three months ended April 30, 2009 was $665,660 compared with $750,971 in the comparable prior period. The decrease in the cost of sales is primarily the result of the reduced capitalized software amortization expense pending general release of our latest generation product line. Cost of systems sales as a percentage of systems sales may vary from period-to-period depending on hardware and software configurations of the systems sold or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the first quarter of fiscal 2009 and 2008 were 192% and 242%, respectively. The relatively fixed cost of the capitalized software amortization compared to the variable nature of system sales each quarter causes these percentages to vary dramatically, especially in those periods where systems sales are low.
Cost of Services, Maintenance and Support
The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. The cost of services, maintenance and support for the three months ended April 30, 2009 was $1,064,130 compared with $1,089,516 in the prior period. This decrease is due to decreased support staff and related compensation of $92,000 and offset by third party maintenance contract cost increases. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 39% and 45% for the first quarter of fiscal 2009 and 2008, respectively. Maintenance revenues increased by 11% over the comparable period.
Cost of Application-hosting services
The cost of application-hosting services operations increased approximately 50% during the first quarter of fiscal 2009 when compared to the comparable period in 2008, as the cost of providing these services is relatively fixed, but subject to inflation for the goods and services it requires. The cost of application-hosting services for the three months ended April 30, 2009 was $431,805 compared with $288,191 in the prior period. The increase represents a one-time expense of approximately $65,000 relating to certain licenses which were expensed during the first quarter of 2009, and increases in maintenance and depreciation expenses on new equipment related to operating the data center. As a percentage of application-hosting revenues, the cost of application-hosting was 63% and 32% for the first quarter of fiscal 2009 and 2008, respectively. These increased percentages are primarily attributable to the expense increases as noted, and the loss of a large application-hosting customer in July 2008 as previously noted above.
Selling, General and Administrative
Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. During the second half of fiscal 2008, the Company suspended all discretionary bonus payments to all employees, including management, and therefore no bonuses were accrued or subsequently paid for the second half of fiscal year 2008. In the first quarter of 2009, the Company continued the suspension of discretionary bonuses due to the results of operations. Commission plans for sales personnel were not suspended and commissions were paid and will continue to be accrued. The total decrease in bonus compensation expense for the quarter ended April 30, 2009 was approximately $110,000.
During the first three months of fiscal 2009, Selling, General and Administrative expenses decreased by 24% over the comparable prior period primarily because of planned reductions in expenses, suspension of the bonus plans, and effective cost management measures taken. The Company decreased headcount in the sales organization in the prior period, and has made efforts to gain efficiencies in the current period. The Company expects these efficiencies to improve cash flow. The financial impact of efficiencies gained will continue to take effect during the fiscal 2009 due to its late implementation in fiscal 2008.
Product Research and Development
Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. During the first quarter of fiscal 2009, research and development expenses decreased approximately $373,000 or 52% when compared with the comparable prior quarter of fiscal 2008. This is primarily a result of certain research and development projects reaching technological feasibility resulting in increased capitalized software development costs associated with the new products under development. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, approximately $949,000 and $900,000 of product research and development costs in the first quarter of fiscal 2009 and 2008, respectively. These increases in capitalized development costs relate primarily to costs incurred to bring to market the next generation of accessANYwareTM and workflow products, coupled with the cost reduction measures implemented late in fiscal 2008. General release for these products is expected to occur late in fiscal 2009.
Operating profit (loss)
The operating profit for the first quarter of fiscal 2009 was $27,987 compared with an operating (loss) of ($813,238) in the first quarter of fiscal 2008. The improvement in earnings for the three months ended April 30, 2009 is the result of the increased systems sales, increased maintenance and support revenues, and improved cost management. These improvements were offset by the decrease in application-hosting revenues.
Interest income consists primarily of interest on invested cash. The decrease in interest income results from decreased average cash balances.
The increase in interest expense for the three months ended April 30, 2009 is the result of borrowings under the Company’s line of credit. The increase in interest expense for the three month period ending April, 2009 is because the Company had borrowings in more months than in the comparable prior period in 2008.
Net Earnings (loss)
The net earnings for the first quarter of fiscal 2009 were $16,341 compared with a net (loss) of ($814,622) in the first quarter of fiscal 2008. The improvement in operating income for the three months ended April 30, 2009 is the result of increased systems sales, increased maintenance and support revenues, and improved cost management. These improvements were offset by the decrease in application-hosting revenues.
Management continues to believe that the healthcare document management and workflow market will continue to grow and expects significant growth coming from the Company’s hosting services. Management believes it has made, and continues to make, significant investments in the talent and technology necessary to establish the Company as a leader in this marketplace, and continues to believe the Company is well positioned to experience significant revenue growth, particularly for its SaaS hosting services.
Since commencing operations in 1989, the Company has incurred operating losses. Although the Company achieved profitability in fiscal years 1992, 1993, and 2000 through 2006, the Company incurred a net (loss) in fiscal years 1994 through 1999, 2007 and 2008. In view of the Company’s prior operating history, there can be no assurance that the Company will be able to achieve consistent profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Based upon the expenses associated with current and planned staffing levels, profitability is dependent upon increasing revenues.

LIQUIDITY AND CAPITAL RESOURCES
During the last six fiscal years, Streamline Health has funded its operations, working capital needs, and capital expenditures primarily from cash generated by operations and bank loans. Streamline Health’s liquidity is dependent upon numerous factors that include: the timing and amount of revenues and collection of contractual amounts from customers, amounts invested in research and development, capital expenditures, and the level of operating expenses, all of which can vary significantly from quarter-to-quarter.
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
Streamline Health has no significant obligations for capital resources, other than the $800,000 line of credit which expires August 2010, and the non-cancelable operating leases of $716,000 payable over the next four years. Capital expenditures for property and equipment in 2009 are not expected to exceed $800,000. At April 30, 2009, Streamline Health had a cash balance of $1,108,671.
During the five prior fiscal years, Streamline Health has made significant investments for capital expenditures, increased its sales and marketing, product research and development and its support and consulting expenses, and made significant debt reductions. This resulted in significant net cash outlays over the last five fiscal years. Accordingly, to achieve increasing revenues and profitability it was necessary for the Company to significantly increase the sales and marketing and product development expenses over the past five years, including capitalized software in fiscal 2007, 2008 and 2009. The Company believes that a significant shift in market demand toward hosted services is occurring as a result of better market adoption, numerous customers with a history of hosting success, and more recently, economic developments that have created scarce capital dollars for most hospital organizations. Our strategic initiatives to reorganize our resources to focus on software as a service via our hosting solutions, and growth into Canada, should produce improved results in 2009 and beyond as recurring hosted revenues are anticipated to grow. However, there can be no assurance Streamline Health will be able to do so.
Streamline Health carefully monitors operating expenses. As a result of the current levels of revenues and operating loss, for the foreseeable future, Streamline Health will need to continually assess its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to reduce operating expenses, which the Company undertook late in the third quarter 2008 and into 2009 through attrition, bonus suspension, and downsizing of the staff, or raise cash through additional borrowings, the sale of assets, or issue additional equity, or a combination thereof. Certain of these actions will require current lender approval. However, there can be no assurance Streamline Health will be successful in any of these efforts. If it is necessary to further reduce operating expenses, this could have an adverse effect on future operating performance.

Streamline Health believes that its present cash position and availability under the line of credit, combined with cash generation currently anticipated from operations, will be sufficient to meet anticipated cash requirements for the short term. The Company may need to incur additional debt, obtain an additional infusion of capital, or a combination of both, depending on the extent of the future expenses and revenues of the Company. However, there can be no assurance Streamline Health will be able to do so.
To date, inflation has not had a material impact on Streamline Health’s revenues or expenses.
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). FSP FAS 157-2 permitted delayed application of SFAS No. 157, “Fair Value Measurements,” for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157, except for portions related to the non-financial assets and liabilities within the scope of the deferral provided by FSP FAS 157-2. The Company determined the adoption of SFAS 157 to include all nonfinancial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.
In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company determined that the adoption of FSP 142-3 did not have a material impact on the consolidated financial statements of the Company.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the annual report on Form 10-K for the fiscal year ended January 31, 2009. The Company’s exposures to market risk have not changed materially since January 31, 2009.
Item 4T. Controls and Procedures
Streamline Health maintains disclosure controls and procedures that are designed to ensure that there is reasonable assurance that the information required to be disclosed in Streamline Health’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Streamline Health’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-14(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Streamline Health’s senior management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of Streamline Health’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, Streamline Health’s management, including the Chief Executive and Interim Chief Financial Officer, concluded that there is reasonable assurance that Streamline Health’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no material changes in Streamline Health’s internal control or in the other controls during the quarter ended April 30, 2009 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Streamline Health is, from time-to-time, a party to various legal proceedings and claims, which arise, in the ordinary course of business. Streamline Health is not aware of any legal matters that will have a material adverse effect on Streamline Health’s consolidated results of operations or consolidated financial position.
Item 1A. Risk Factors
In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the risk factors discussed in Part I, “Item 1A, Risk Factors” in the annual report on Form 10-K for the fiscal year ended January 31, 2009. The risk factors in the Annual Report have not materially changed since January 31, 2009. The risk factors described below and in the Annual Report on Form 10-K are not the only risks facing the Company. In addition, risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company, its financial condition and/or operating results.
Foreign Currency Risk
In connection with the Company’s expansion into foreign markets, the Company is a receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect the Company’s net sales and gross margins as expressed in U.S. dollars. There is also a risk that the Company will have to adjust local currency product pricing due to competitive pressures when there has been significant volatility in foreign currency exchange rates.
Item 3. DEFAULTS UPON SENIOR SECURITIES
The Company was in compliance with all financial covenants at April 30, 2009.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 27, 2009 Streamline Health Solutions, Inc. convened its Annual Meeting of Stockholders. The stockholders considered the one proposal set forth in Streamline Health’s proxy statement relating to the election of the Company’s six incumbent directors. The directors were elected as proposed at the May 27, 2009 Annual Meeting.

Nominee	FOR	WITHHELD	TOTAL[1]
J. Brian Patsy	6,643,540	2,019,080	8,662,620
Jonathan R. Phillips	5,823,185	1,800,735	7,623,920
Richard C. Levy	5,823,380	1,800,540	7,623,920
Jay D. Miller	5,821,985	1,801,935	7,623,920
Andrew L. Turner	5,505,299	2,118,691	7,623,920
Edward J. VonderBrink	6,865,057	1,797,563	8,662,620

[1]	Total votes cast in the voting of election of directors do not aggregate to the same total for each director due to non-votes.

Item 6. EXHIBITS
(a) Exhibits

3.1(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. (*)

3.1(b)	Certificate of Incorporation of Streamline Health Solutions, Inc., amendment No. 1 (*)

3.2	Bylaws of Streamline Health Solutions, Inc. (*)

11	Computation of earnings (loss) per common share

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(*)	Incorporated herein by reference from, the Registrant’s SEC filings. (See INDEX TO EXHIBITS)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: June 10, 2009	By:	/s/ J. Brian Patsy
J. Brian Patsy
Chief Executive Officer

DATE: June 10, 2009	By:	/s/ Donald E. Vick, Jr.
Donald E. Vick, Jr.
Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit

3.1(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. Previously filed with the Commission and incorporated herein by reference from, the Registrant’s (LanVision System, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.

3.1(b)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., amendment No. 1 Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on September 8, 2006.

3.2	Bylaws of Streamline Health Solutions, Inc. Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on June 5, 2007.

11	Computation of Earnings (Loss) Per Common Share

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002