Form 10-Q
period 2009-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2009-09-10
CIK 1008586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of September 10, 2009: 9,421,744.

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets

	(Unaudited)	(Audited)
	July 31,	January 31,
	2009	2009
Current assets:
Cash and cash equivalents	$1,541,704	$3,128,801
Accounts receivable, net of allowance for doubtful accounts of $100,000	1,284,114	1,328,508
Contract receivables	797,707	502,373
Prepaid hardware and third party software for future delivery	392,104	681,540
Prepaid other, including prepaid customer maintenance contracts	1,272,473	802,951
Deferred income taxes	247,000	247,000

Total current assets	5,535,102	6,691,173

Property and equipment:
Computer equipment	2,639,721	2,475,928
Computer software	1,515,847	1,405,407
Office furniture, fixtures and equipment	737,344	737,344
Leasehold improvements	574,257	574,257

	5,467,169	5,192,936
Accumulated depreciation and amortization	(3,965,791)	(3,625,408)

	1,501,378	1,567,528

Contract receivables, less current portion	—	321,500
Capitalized software development costs, net of accumulated amortization of $9,260,125 and $8,311,760, respectively	7,552,995	6,481,360
Other, including deferred income taxes of $1,628,000	1,655,686	1,670,891

	$16,245,161	$16,732,452

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Liabilities and Stockholders’ Equity

	(Unaudited)	(Audited)
	July 31,	January 31,
	2009	2009
Current liabilities:
Accounts payable	$991,613	$759,577
Accrued compensation	350,720	299,000
Accrued other expenses	284,972	472,113
Deferred revenues	5,598,237	5,941,837

Total current liabilities	7,225,542	7,472,527

Long Term Liabilities:
Deferred revenues, less current portion	930,734	1,313,977
Line of Credit	800,000	800,000
Other	—	48,842

Total Liabilities	8,956,276	9,635,346

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,421,744 and 9,354,782 shares issued, respectively	94,217	93,548
Additional paid in capital	36,008,324	35,820,417
Accumulated other comprehensive income	4,811	—
Accumulated deficit	(28,818,467)	(28,816,859)

Total stockholders’ equity	7,288,885	7,097,106

	$16,245,161	$16,732,452

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended July 31,

(Unaudited)

	Three Months		Six Months
	2009	2008	2009	2008
Revenues:
Systems sales	$440,539	$1,285,528	$787,583	$1,595,019
Services, maintenance and support	2,800,732	2,674,518	5,516,973	5,107,652
Application-hosting services	828,222	906,933	1,515,736	1,798,426

Total revenues	4,069,493	4,866,979	7,820,292	8,501,097

Operating expenses:
Cost of systems sales	768,035	921,174	1,433,695	1,672,145
Cost of services, maintenance and support	1,315,986	1,169,821	2,380,116	2,259,337
Cost of application-hosting services	363,848	309,048	795,653	597,239
Selling, general and administrative	1,255,162	1,883,071	2,470,132	3,482,494
Product research and development	383,943	1,011,114	730,190	1,730,369

Total operating expenses	4,086,974	5,294,228	7,809,786	9,741,584

Operating income (loss)	(17,481)	(427,249)	10,506	(1,240,487)
Other income (expense):
Interest income	—	2,205	—	7,759
Interest expense	(10,651)	(447)	(18,117)	(885)
Other income (expense)	16,183	—	19,003	—

Earnings (Loss) before taxes	(11,949)	(425,191)	11,392	(1,233,613)
Income taxes	(6,000)	(3,500)	(13,000)	(10,000)

Net loss	$(17,949)	$(428,991)	$(1,608)	$(1,243,613)

Basic net loss per common share	$(0.00)	$(0.05)	$(0.00)	$(0.13)

Diluted net loss per common share	$(0.00)	$(0.05)	$(0.00)	$(0.13)

Number of shares used in per common share computations:
Basic	9,379,237	9,275,335	9,367,144	9,267,910

Diluted	9,379,237	9,275,335	9,367,144	9,267,910

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 31,

(Unaudited)

	2009	2008
Operating activities:
Net loss	$(1,608)	$(1,243,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) on disposal of fixed assets	4,308	—
Depreciation and amortization	1,338,653	1,394,915
Equity award expense	130,176	80,811
Long-term lease incentive	(48,842)	(48,842)

Changes in assets and liabilities:
Accounts and contract receivables	70,560	1,389,813
Other current assets	(175,275)	(510,506)
Accounts payable and accrued expenses	142,283	(530,007)
Deferred revenues	(726,843)	(528,403)

Net provided by operating activities	733,412	4,168

Investing activities:
Purchases of property and equipment	(374,114)	(449,267)
Capitalization of software development costs	(2,020,000)	(1,411,000)
Other	15,205	(24,662)

Net cash (used in) investing activities	(2,378,909)	(1,884,929)

Financing activities:
Proceeds from stock purchase plan and exercise of stock options	58,400	64,443

Net cash provided by financing activities	58,400	64,443

Decrease in cash and cash equivalents	(1,587,097)	(1,816,318)
Cash and cash equivalents at beginning of period	3,128,801	2,189,010

Cash and cash equivalents at end of period	$1,541,704	$372,692

Supplemental cash flow disclosures:
Interest paid	$17,989	$885

Income taxes paid	$9,686	$8,740

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“Streamline Health® or the Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent Streamline Health Solutions, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three months and six months ended July 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010.
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which established general accounting standards and disclosure for subsequent events. The Company adopted SFAS No. 165 during the second quarter of 2009. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on September 10, 2009.
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
Note 3 — CHANGES IN BALANCE SHEET ACCOUNT BALANCES
The decrease in cash and cash equivalents during the first six months results primarily from cash generated by operating activities offset by the impact of investing activities, namely expenditures relating to software development costs and purchases of equipment.

The decrease in prepaid hardware and third party software for future delivery is primarily due to the recognition of the cost of sale expense associated with revenue recorded during the current fiscal year.
The increase in contracts receivable is the result of the increase in the sales of customer contracts where revenue was recorded prior to the associated contractual customer invoicing milestones.
The increase in prepaid other, including prepaid customer maintenance contracts is the result of new prepaid maintenance contracts that are amortized over their service period along with increases in prepaid commissions on new application-hosting services contracts which are amortized over their contract periods.
The decrease in net property and equipment is primarily the result of depreciation and amortization further offset by purchases of equipment upgrades for internal operations and application hosting services and a small amount of fully depreciated assets written off due to obsolescence.
The increase in capitalized software development costs, net, is the result of certain projects reaching technological feasibility for which development cost began being capitalized relating to the development of the next generation of core software solutions and expanded work flow module development offset by amortization expense.
The increase in accounts payable results from the timing of vendor payments at quarter end.
The increase in accrued compensation results from the increase in the accrual of commissions to be paid in subsequent periods for significant sales made in the first and second quarter of fiscal 2009.
The decrease in accrued other expenses results from the timing of payments, adjustments to property tax accruals and product assurance accruals during the second quarter of fiscal 2009.
The amount shown for the line of credit represents total borrowings under the line.
The decrease in deferred revenues reflects the amortization of prepaid maintenance during fiscal 2009, net of any additional payments received in 2009.
Note 4 — EQUITY AWARDS
During the first six months of the current fiscal year, the Company granted 27,000 options with a weighted average exercise price of $2.05 per share. During the same period 10,000 options expired with an average exercise price of $1.95 per share, and 6,000 options were exercised under all plans at an average exercise price of $1.50 per share.
On June 25, 2009 the Company granted restricted stock shares subject to the 2005 Incentive Compensation Plan as amended, to certain independent members of the Board of Directors. The shares have an approximate one-year vesting period. A total of 25,422 shares were issued with an average fair value of $2.95 per share.

The Company adopted the standards of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, in fiscal year 2006, using the modified-prospective-transition method which requires expensing the fair value of the equity awards. The expense relating to the fair value of equity awards included in the second quarter and first six months of fiscal year 2009 and 2008 operating expenses amounted to $64,037 and $40,757 for the quarter and $130,176 and $80,811 for the first six months, respectively. The increase reflects the amortization of new grants and the cumulative effect of the amortization of option grants over the past three years. The assumptions used to calculate the fair value of equity awards granted are evaluated and revised, as necessary, to reflect current market conditions and prior experience.
The fair value of the stock-based compensation as of July 31, 2009 was estimated at the date of the grants using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.25%, a dividend yield of zero percent; and a current weighted average volatility factor of the expected market price of Streamline Health’s Common Stock of .773 in 2009. The weighted average expected life of stock options are five years and have a forfeiture rate of zero.
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
Note 6 — EARNINGS PER SHARE
The basic earnings (loss) per common share are calculated using the weighted average number of common shares outstanding during the period. The company has not included the outstanding stock options in the computation of diluted loss per share for the three and six months ended July 31, 2009 and 2008 because the effect would be anti-dilutive.

Note 7 — CONTRACTUAL OBLIGATIONS
The following table details the remaining obligations, by fiscal year, as of the end of the quarter. There are no capitalized leases or other commitments. Lease obligations beyond fiscal year 2012 are $4,758. There are no other contractual obligations beyond fiscal year 2012.

	Total	2009	2010	2011	2012
Line of Credit	$800,000	$—	$800,000	$—	$—
Operating leases	669,520	382,937	224,011	43,540	19,032

Total	$1,469,520	$382,937	$1,024,011	$43,540	$19,032

Note 8 — DEBT
Effective July 30, 2008, Streamline Health, Inc., a wholly owned subsidiary of Streamline Health Solutions, Inc., entered into a new revolving loan agreement with Fifth Third Bank, Cincinnati, OH, in the principal amount of $2,000,000. The interest rate on amounts borrowed will accrue at a variable rate ranging from the Prime Rate minus 1/2% to the Prime Rate plus 3%, (or an effective rate of 2.75% [prime minus 1/2%] at July 31, 2009) based on the trailing twelve months earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement contains other covenants including: Minimum Tangible Net Worth, Fixed Charge Coverage Ratio and Funded Indebtedness to EBITDA. The loan is guaranteed by the Registrant and is secured by a first lien on all of the assets of the Registrant and its subsidiary. The Company was in compliance with all covenants at July 31, 2009. The Company had borrowed $800,000 on the facility as of July 31, 2009. This facility is scheduled to expire on August 1, 2010.
Note 9 — PRODUCT ASSURANCE AND INDEMNITIES
Streamline Health accrues for the cost of product assurance at the time revenue is recognized. Streamline Health accrued approximately $0 and $130,000 at July 31, 2009 and January 31, 2008, respectively. Each contract is reviewed quarterly with the appropriate Streamline Health Account Manager to determine the need for a product assurance reserve based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer. During the second quarter of 2009 the product assurance reserve balance of $72,000 relating to one customer, was written down to $0 due to the customer’s migration away from a purchased, but unused solution. The Company has no further obligation to the client.

NOTE 10 — FINANCIAL INSTRUMENTS
During the second quarter of 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the financial statements. The adoption of SFAS No. 161 had no material financial impact on the Company’s Condensed Consolidated Financial Statements. The Company uses foreign currency hedge instruments to partially offset its business exposure to foreign exchange risk of the Canadian dollar for the Company’s transactions with a current Canadian customer. The Company may enter into foreign currency forward and option contracts to offset some of the foreign exchange risk of expected future cash flows on certain forecasted revenue and cost of sales, and on certain existing accounts receivable and payable. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to immateriality. The fair value of foreign currency forward contracts is $4,760 at July 31, 2009.
NOTE 11 — FAIR VALUE MEASUREMENTS
During the first quarter of 2009, the Company adopted SFAS No. 157 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.
SFAS No. 157 also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. SFAS No. 157 establishes and prioritizes three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of July 31, 2009.

July 31, 2009
Quoted
Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total (a)
Assets:
Foreign Currency Hedges	$—	$4,760	$—	$4,760

Total assets measured at fair value	$—	$4,760	$—	$4,760

(a)	The total fair value amounts for assets and liabilities also represent the related carrying amounts.
NOTE 12 — COMPREHENSIVE INCOME
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of the effective portion of foreign currency hedge instruments.
The following table summarizes the components of accumulated other comprehensive income, net of taxes, as of July 31, 2009.

	Three Months Ended	Six Months Ended
	July 31, 2009	July 31, 2009
Net unrecognized gains on foreign currency hedges	$4,811	$4,811

Accumulated other comprehensive income	$4,811	$4,811

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The Company’s software solutions can be provided on a subscription basis via “Software as a Service” (also referred to as “SaaS”, “hosting”, or “Cloud Computing”) which is remotely hosted, or alternatively, licensed and installed locally. SaaS is the provision of dynamically scalable remote software, infrastructure and resources as a subscription service over a dedicated data communications line or virtual private line (VPN) via the Internet. Users of Software as a Service need not have knowledge of, expertise in, or control over the technology infrastructure in the hosting center that supports them.

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
In May 2009, Streamline Health in collaboration with Telus Health announced that, consistent with its international expansion plans, the Company’s document workflow solutions will be integrated into the electronic medical records solution for multiple facilities within an additional leading Canadian healthcare region. Streamline Health has now secured two large international contracts for implementation of its solutions at a total of over 18 healthcare facilities. As a result, pending General Availability status for its multi-lingual product release, the Company expects to recognize approximately $1.6 million in software licensing revenues plus additional implementation services in the Company’s fourth fiscal quarter of 2009. In addition, the Company expects its backlog will increase several million dollars as a result of anticipated installation and maintenance services fees over the term of the agreements. To date, no software revenues have been recorded for these transactions because the contracts call for Streamline Health to deliver a French language version of its software. A beta version of this software was delivered to TELUS in July, 2009 as part of the process to achieve the product’s General Availability status as planned later this fiscal year.
In July 2009, Streamline Health entered into an agreement to provide its integrated document management and workflow solution to an existing hosted customer. This project will add approximately $954,000 over a five year term to the current relationship. The solution will create an online centralized repository of all requested pre-surgery documents coupled with smart software that alerts and tracks the entire process and workflow. The solution also includes robust compliance reporting as well as an interface to the customer’s surgery scheduler. The revenues for the hosted solution, and the professional services provided by the agreement are recognized in accordance with the Company’s revenue recognition policies as described in the preceding paragraphs.

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

At July 31, 2009, Streamline Health has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of $23,397,000 compared with $26,179,000 and $17,692,000 at the end of the fourth and second quarter of 2008 as follows:

	July 31,	January 31,	July 31,
	2009	2009	2008

Streamline Health Software Licenses	$2,012,000	$1,027,000	$1,981,000
Custom Software	166,000	278,000	349,000
Hardware and Third Party Software	407,000	562,000	1,227,000
Professional Services	3,805,000	4,691,000	5,296,000
Application Hosting Services	11,634,000	13,043,000	4,605,000
Recurring Maintenance	5,373,000	6,578,000	4,234,000

TOTAL	$23,397,000	$26,179,000	$17,692,000

This is an increase of 32% over the second quarter backlog of a year ago. In the subsequent quarters since July 31, 2008, Streamline Health experienced a large increase in new hosting business instead of the traditional pattern of mostly new “purchase” or directly licensed software contracts by its new clients. As a result, the Streamline Health software component of this backlog initially declined and was offset by large increases in the hosting backlog. The increase in the Streamline Health software component is due to the previously announced Canadian software contract signed this fiscal year. The single largest contributor to backlog from July 31, 2008 to July 31, 2009 relates to the significant growth in our Application Hosting Services backlog. From January 31, 2009 to July 31, 2009 backlog declined 11% which is reflective of the Company recognizing revenues from sales made in 2008 in the first six months of 2009, and the suspension of one small hosting client during the first quarter, due to economic factors, and an expected reduction in the rollout of services from another hosting client as adjusted in the second quarter due to the client’s recent organization changes. The related products and services are expected to be delivered over the next two to three years.
Streamline Health’s master agreements generally provide for an initial maintenance period and give the customer the right to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues for fiscal years 2008, 2007 and 2006 were approximately $7,331,000, $6,861,000 and $5,711,000, respectively. Maintenance and support revenues are expected to continue to increase in fiscal 2009 as existing commitments are renewed and new customers are added.
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
REVENUES
Revenues for the three months ended July 31, 2009, were $4,069,493 compared with $4,866,979 in the comparable quarter of 2008. The quarter-over-quarter decrease was a result of a decrease of approximately $845,000 in systems sales due to the revenue associated with one large contract recorded in the second quarter of fiscal 2008; and a $79,000 decrease in application hosting revenues is primarily due to the previously announced loss of a large hosting customer in July of 2008. Declines in these revenue categories were offset by an increase of approximately $126,000 in professional services and maintenance and support revenues primarily relating to the services provided to the newer hosting customers that are going into production.
Revenues for the first six months ended July 31, 2009, were $7,820,292, compared with $8,501,097 reported in the comparable period of 2008. The decrease was primarily a result of decreased systems sales revenues of approximately $808,000 due to the revenue associated with one large contract recorded in the second quarter of fiscal 2008. The decrease in license revenues was coupled with a decrease in application-hosting services revenues of approximately $283,000 over the comparative six month period. This decrease in application hosting is primarily due to the previously announced loss of a large hosting customer in July of 2008. This loss of revenue has been partially offset by revenues from new hosting contracts. Revenues from new hosted customers won since July of 2008 continue to incrementally roll out in fiscal 2009. When these application-hosting services are totally implemented, these new customers are expected to generate revenues approaching the revenues attributed to the loss of the large hosting customer in July 2008. The Company continues to aggressively pursue additional application-hosting customers which will replace the revenue decreases in purchased solutions and migrate to the hosted solutions which create a more consistent stream of revenues.

Decreases in systems sales and application hosting revenues were offset by increases in maintenance and support revenues of approximately $205,000 and increases of $204,000 in professional services revenues for the comparative six month periods due to normal scheduled annual increases in maintenance billing rates, and increased professional service activity for new hosting customers.
OPERATING EXPENSES
Cost of Systems Sales
The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. The cost of system sales for the three months ended July 31, 2009 was $768,035 compared with $921,174 in the comparable prior period. The decrease in the cost of sales is primarily the result of the reduced capitalized software amortization expense pending general release of our latest generation product line. Cost of systems sales as a percentage of systems sales may vary from period-to-period depending on hardware and software configurations of the systems sold or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the second quarter of fiscal 2009 and 2008 were 174% and 72%, respectively. The relatively fixed cost of the capitalized software amortization compared to the variable nature of system sales each quarter causes these percentages to vary dramatically, especially in those periods where systems sales are low. The cost of systems sales as a percentage of systems sales for the first six months of fiscal 2009 and 2008 were 182% and 105%, respectively. The increased percentage is primarily reflective of the decrease in software licensing revenues during the second quarter, offset by decreased capitalized software amortization during the current periods when compared to the comparable prior periods.
Cost of Services, Maintenance and Support
The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. The cost of services, maintenance and support for the three months ended July 31, 2009 was $1,315,986 compared with $1,169,821 in the prior period. This increase is due to increased professional services staffing costs and third party maintenance contract costs associated with supporting an increased customer base. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 47% and 44% for the second quarter of fiscal 2009 and 2008, respectively. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 43% and 44% for the first six months of fiscal 2009 and 2008, respectively.

Cost of Application-hosting services
The cost of application-hosting services operations increased approximately 18% during the second quarter of fiscal 2009 when compared to the comparable period in 2008, as the cost of providing these services is relatively fixed, but subject to inflation for the goods and services it requires. The cost of application-hosting services for the three months ended July 31, 2009 was $363,848 compared with $309,048 in the prior period. The increase is primarily attributable to increased depreciation and third party maintenance expense as a result of the growing data center operations. As a percentage of application-hosting revenues, the cost of application-hosting was 44% and 34% for the second quarter of fiscal 2009 and 2008, respectively. These increased percentages are primarily attributable to the expense increases as noted, and the loss of a large application-hosting customer in July 2008 as previously noted above. As a percentage of application-hosting revenues, the cost of application-hosting was 53% and 33% for the first six months of fiscal 2009 and 2008, respectively. The increase represents a one-time expense of approximately $65,000 relating to certain licenses which were expensed during the first quarter of 2009, and increases in maintenance and depreciation expenses on new equipment related to operating the data center as noted above.
Selling, General and Administrative
Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. Selling, General and Administrative expenses for the three months ended July 31, 2009 and 2008 were $1,255,162 and $1,883,071, respectively. Selling, General and Administrative expenses for the six months ended July 31, 2009 and 2008 were $2,470,132 and $3,482,494, respectively. This decrease of 33% and 29% over the respective comparable prior periods is due to effective cost management measures taken including; planned reductions in sales and administrative expenses, the continued suspension of bonus plans, and strategic decreases in headcount within the organization. The Company has been able to capitalize on efficiencies gained in the current three and six month periods by reducing expense and increasing cash flow. Commission plans for sales personnel were not suspended and commissions were paid and will continue to be accrued. The total decrease in bonus compensation expense for the quarter ended July 31, 2009 was approximately $182,000 and $325,000 compared to the corresponding three and six month periods. The financial impact of efficiencies gained during the prior three quarters will continue to have a positive effect on subsequent quarters in 2009.
Product Research and Development
Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. During the second quarter of fiscal 2009, research and development expenses decreased approximately $627,000 or 62% when compared with the comparable prior quarter of fiscal 2008. This is primarily a result of certain research and development projects reaching technological feasibility resulting in increased capitalized software development costs associated with the new products under development. The Company capitalized, in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, approximately $1,071,000 and $511,000 of product research and development costs in the second quarter of fiscal 2009 and 2008 and approximately $2,020,000 and $1,411,000 in the first six months of fiscal 2009 and 2008, respectively. These increases in capitalized development costs relate primarily to costs incurred to bring to market the next generation of accessANYwareTM and workflow products.

Operating profit (loss)
The operating (loss) for the second quarter of fiscal 2009 was $(17,481) compared with an operating (loss) of ($427,249) in the second quarter of fiscal 2008 due to cost reduction measures taken to significantly reduce selling, general and administrative expenses; and an increase in services, maintenance, and support revenues from new and existing customers. The operating profit for the first six months of fiscal 2009 was $10,506 compared with an operating (loss) of ($1,240,487) in the first six months of fiscal 2008. The improvement in earnings for the six months ended July 31, 2009 is the result of the approximate 20% decrease in operating expenses, even though total revenues decreased 8% year-over-year.
Interest income consists primarily of interest on invested cash. The decrease in interest income results from decreased average cash balances.
The increase in interest expense for the three and six month period ending July 31, 2009 is because the Company had increased borrowings and amounts outstanding in more months than in the comparable prior periods in 2008.
Net (loss)
The net (loss) for the second quarter of fiscal 2009 was $(17,949) ($0.00 per share) compared with a net (loss) of $(428,991) ($0.05 per share) in the second quarter of fiscal 2008. The net (loss) for the first six months of fiscal 2009 was $(1,608) ($0.00 per share) compared with a net (loss) of $(1,243,613) ($.13 per share) in the first six months of fiscal 2008. The reduced net loss for the three months and six months ended July 31, 2009 is the result of efficiencies gained from improved cost management. These improvements were offset by the decrease in application-hosting and licensed system revenues.
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
Streamline Health has no significant obligations for capital resources, other than the $800,000 line of credit which expires August 2010, and the non-cancelable operating leases of $670,000 payable over the next four years. Capital expenditures for property and equipment in 2009 are not expected to exceed $800,000. At July 31, 2009, Streamline Health had a cash balance of $1,541,704.
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

As of September 2009 the Company is finalizing a modification to the existing revolving loan agreement with Fifth Third Bank, Cincinnati, OH, to increase the line of credit available to $2,750,000. We anticipate the proposed agreement will modify the interest rate on the facility to a rate of LIBOR plus 3.25%. The anticipated new agreement term is two years maturing in September 2011. All pledged collateral, financial covenants and requirements are expected to remain unchanged from the current agreement in place at July 31, 2009.
Streamline Health believes that its present cash position and expected availability under the line of credit, combined with cash generation currently anticipated from operations, will be sufficient to meet anticipated cash requirements for the short term. The Company may need to incur additional debt, obtain an additional infusion of capital, or a combination of both, depending on the extent of the future expenses and revenues of the Company. However, there can be no assurance Streamline Health will be able to do so.
To date, inflation has not had a material impact on Streamline Health’s revenues or expenses.
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). FSP FAS 157-2 permitted delayed application of SFAS No. 157, “Fair Value Measurements,” for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157, except for portions related to the non-financial assets and liabilities within the scope of the deferral provided by FSP FAS 157-2. The Company determined the adoption of SFAS 157 to include all nonfinancial assets and liabilities did not have a material impact on the Company’s financial condition or operating results.
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
In April 2009 the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this amendment for the interim reporting period ending July 31, 2009.

In May 2009, the FASB issued SFAS 165, “Subsequent Events”, which establishes general standards of account for disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition, and the circumstances under which an entity should recognize events or transactions identified. The statement also sets forth the required disclosures for material subsequent events or transactions. The Company adopted the statement as of July 31, 2009.

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
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Streamline Health’s senior management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of Streamline Health’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, Streamline Health’s management, including the Chief Executive and Interim Chief Financial Officer, concluded that there is reasonable assurance that Streamline Health’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no material changes in Streamline Health’s internal control or in the other controls during the quarter ended July 31, 2009 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.

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
In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the risk factors discussed in Part I, “Item 1A, Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 31, 2009; and in Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009 (the “2009 First Quarter 10-Q”). The risk factors in the Annual Report, and in the 2009 First Quarter 10-Q; have not materially changed since April 30, 2009. The risk factors described below, in the Annual Report on Form 10-K, and in the 2009 First Quarter 10-Q, are not the only risks facing the Company. In addition, risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company, its financial condition and/or operating results.
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

Item 3.	DEFAULTS UPON SENIOR SECURITIES
The Company was in compliance with all financial covenants at July 31, 2009.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of the Company’s stockholders was held on May 27, 2009. The Company previously reported the results of the matters voted on at such annual meeting in Part II, Item 4, of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009, which Item 4 is incorporated herein by reference.

Item 6.	EXHIBITS
(a) Exhibits

3.1	(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. (*)

3.1	(b)	Certificate of Incorporation of Streamline Health Solutions, Inc., amendment No. 1 (*)

3.2		Bylaws of Streamline Health Solutions, Inc. (*)

11		Computation of earnings (loss) per common share

31.1		Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as Amended

31.2		Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as Amended

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(*)	Incorporated herein by reference from, the Registrant’s SEC filings. (See INDEX TO EXHIBITS)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: September 10, 2009	By:	/s/ J. Brian Patsy
J. Brian Patsy
Chief Executive Officer

DATE: September 10, 2009	By:	/s/ Donald E. Vick, Jr.
Donald E. Vick, Jr.
Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Exhibit

3.1	(a)
Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. Previously filed with the Commission and incorporated herein by reference from, the Registrant’s (LanVision System, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996

3.1	(b)
Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., amendment No. 1 Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on September 8, 2006

3.2		Bylaws of Streamline Health Solutions, Inc. Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on June 5, 2007

11		Computation of Earnings (Loss) Per Common Share

31.1		Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as Amended

31.2		Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as Amended

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002