Form 10-Q
period 2009-10-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2009-12-10
CIK 1008586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of December 10, 2009: 9,426,744.

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets

	(Unaudited)	(Audited)
	October 31,	January 31,
	2009	2009
Current assets:
Cash and cash equivalents	$793,025	$3,128,801
Accounts receivable, net of allowance for doubtful accounts of $100,000	1,447,951	1,328,508
Contract receivables	702,726	502,373
Prepaid hardware and third party software for future delivery	244,462	681,540
Prepaid other, including prepaid customer maintenance contracts	1,239,887	802,951
Deferred income taxes	247,000	247,000

Total current assets	4,675,051	6,691,173

Property and equipment:
Computer equipment	2,674,352	2,475,928
Computer software	1,563,297	1,405,407
Office furniture, fixtures and equipment	745,544	737,344
Leasehold improvements	574,257	574,257

	5,557,450	5,192,936
Accumulated depreciation and amortization	(4,146,616)	(3,625,408)

	1,410,834	1,567,528

Contract receivables, less current portion	—	321,500
Capitalized software development costs, net of accumulated amortization of $9,779,879 and $8,311,760, respectively	7,892,241	6,481,360
Other, including deferred income taxes of $1,628,000	1,646,086	1,670,891

	$15,624,212	$16,732,452

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Liabilities and Stockholders’ Equity

	(Unaudited)	(Audited)
	October 31,	January 31,
	2009	2009

Current liabilities:
Accounts payable	$462,365	$759,577
Accrued compensation	326,121	299,000
Accrued other expenses	465,181	472,113
Deferred revenues	4,629,364	5,941,837

Total current liabilities	5,883,031	7,472,527

Long Term Liabilities:
Line of Credit	1,900,000	800,000
Deferred revenues, less current portion	766,487	1,313,977
Other	—	48,842

Total Liabilities	8,549,518	9,635,346

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,426,744 and 9,354,782 shares issued, respectively	94,267	93,548
Additional paid in capital	36,089,857	35,820,417
Accumulated other comprehensive income	4,808	—
Accumulated deficit	(29,114,238)	(28,816,859)

Total stockholders’ equity	7,074,694	7,097,106

	$15,624,212	$16,732,452

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended October 31,
(Unaudited)

	Three Months		Nine Months
	2009	2008	2009	2008
Revenues:
Systems sales	$169,801	$1,343,112	$957,384	$2,938,131
Services, maintenance and support	3,006,002	2,547,962	8,522,975	7,655,614
Application-hosting services	930,242	517,277	2,445,978	2,315,703

Total revenues	4,106,045	4,408,351	11,926,337	12,909,448

Operating expenses:
Cost of systems sales	658,294	950,340	2,091,989	2,622,485
Cost of services, maintenance and support	1,317,619	1,083,040	3,697,735	3,342,377
Cost of application-hosting services	407,953	286,471	1,203,606	883,710
Selling, general and administrative	1,540,745	1,698,829	4,010,877	5,181,322
Product research and development	466,455	364,002	1,196,645	2,094,371

Total operating expenses	4,391,066	4,382,682	12,200,852	14,124,265

Operating income (loss)	(285,021)	25,669	(274,515)	(1,214,817)
Other income (expense):
Interest income	—	64	—	7,823
Interest expense	(12,137)	(7,658)	(30,254)	(8,543)
Other income (expense)	1,387	—	20,390	—

Income (Loss) before taxes	(295,771)	18,075	(284,379)	(1,215,537)
Income taxes	—	(3,500)	(13,000)	(13,500)

Net (loss) income	$(295,771)	$14,575	$(297,379)	$(1,229,037)

Basic net (loss) per common share	$(0.03)	$0.00	$(0.03)	$(0.13)

Diluted net (loss) per common share	$(0.03)	$0.00	$(0.03)	$(0.13)

Number of shares used in per common share computations:
Basic	9,423,211	9,302,956	9,385,969	9,279,677

Diluted	9,423,211	9,342,130	9,385,969	9,279,677

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended October 31,
(Unaudited)

	2009	2008
Operating activities:
Net loss	$(297,379)	$(1,229,037)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss (gain) on disposal of fixed assets	4,308	—
Depreciation and amortization	2,039,232	2,080,345
Equity award expense	204,259	118,922
Long-term lease incentive	(48,842)	(73,263)

Changes in assets and liabilities:
Accounts and contract receivables	1,704	500,056
Other current assets	4,950	(740,261)
Accounts payable and accrued expenses	(231,355)	(115,657)
Deferred revenues	(1,859,963)	(227,740)

Net cash (used in) provided by operating activities	(183,086)	313,365

Investing activities:
Purchases of property and equipment	(464,395)	(596,877)
Capitalization of software development costs	(2,879,000)	(2,628,000)
Other	24,805	(4,547)

Net cash (used in) investing activities	(3,318,590)	(3,229,424)

Financing activities:
Proceeds from stock purchase plan and exercise of stock options	65,900	67,443
Net change in bank line of credit	1,100,000	2,000,000

Net cash provided by financing activities	1,165,900	2,067,443

Decrease in cash and cash equivalents	(2,335,776)	(848,616)
Cash and cash equivalents at beginning of period	3,128,801	2,189,010

Cash and cash equivalents at end of period	$793,025	$1,340,394

Supplemental cash flow disclosures:
Interest paid	$24,899	$3,958

Income taxes paid	$10,584	$8,740

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“Streamline Health® or the Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent Streamline Health Solutions, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three months and nine months ended October 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010.
The Company has evaluated subsequent events through December 10, 2009, the date the financial statements were issued.
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
Note 3 — CHANGES IN BALANCE SHEET ACCOUNT BALANCES
The decrease in cash and cash equivalents during the first nine months results primarily from cash used in operating activities and investing activities, namely expenditures relating to software development costs and purchases of equipment. This is offset by cash provided by financing activities, which is primarily the balance of the Company’s line of credit.
The decrease in prepaid hardware and third party software for future delivery is primarily due to the recognition of the cost of sale expense associated with revenue recorded during the current fiscal year.
The decrease in contracts receivable, including current and long-term portions, is the result of the decrease in the sales of customer contracts where revenue was recorded prior to the associated contractual customer invoicing milestones. The long term portion of the balance at January 31, 2009 was reclassified to current during the current fiscal year.

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
The decrease in accounts payable results from the timing of vendor payments at quarter end.
The increase in accrued compensation results from the increase in the accrual of commissions to be paid in subsequent periods for significant sales made, or earned portions of variable employee compensation plans in the first nine months of fiscal 2009.
The amount shown for the line of credit represents total borrowings under the line.
The decrease in deferred revenues reflects the amortization of prepaid maintenance during fiscal 2009, net of any additional payments received in 2009, along with the timing of any payments received.
Note 4 — EQUITY AWARDS
Compensation expense is recognized over the requisite service period for awards of equity instruments to employees based on the grant-date fair value of those awards expected to ultimately vest (with limited exceptions). Forfeitures are estimated on the date of the grant and revised if actual or expected forfeiture activity differs materially from original estimates.
During the first nine months of the current fiscal year, the Company granted 29,000 options with a weighted average exercise price of $2.09 per share. During the same period 10,000 options expired with an average exercise price of $1.95 per share, and 11,000 options were exercised under all plans at an average exercise price of $1.50 per share.
On June 25, 2009 the Company granted restricted stock shares subject to the 2005 Incentive Compensation Plan as amended, to certain independent members of the Board of Directors. The shares have an approximate one-year vesting period. A total of 25,422 shares were issued with an average fair value of $2.95 per share.

During fiscal year 2006, the Company began expensing the fair value of equity awards using the modified-prospective-transition method, which requires the Company to expense unvested awards or new awards, subsequent to the adoption of the standard. The expense relating to the fair value of equity awards included in the third quarter and first nine months of fiscal year 2009 and 2008 operating expenses amounted to $74,083 and $38,111 for the quarter and $204,259 and $118,922 for the first nine months, respectively. The increase reflects the amortization of new grants and the cumulative effect of the amortization of option grants over the past three years. The assumptions used to calculate the fair value of equity awards granted are evaluated and revised, as necessary, to reflect current market conditions and prior experience.
The fair value of the stock-based compensation as of October 31, 2009 was estimated at the date of the grants using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.50%, a dividend yield of zero percent; and a current weighted average volatility factor of the expected market price of Streamline Health’s Common Stock of 0.563 in 2009. The weighted average expected life of stock options are five years and have a forfeiture rate of zero.
Note 5 — INCOME TAXES
Deferred income tax assets and liabilities are provided for temporary differences between the tax basis and reported basis of assets and liabilities that will result in taxable or deductible amounts in future years. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain tax positions have been recorded.
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
The 2009 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options), as the inclusion thereof would be antidilutive. The Company had 515,882 equity award shares outstanding at October 31, 2009 that were not included in the diluted net (loss) per share calculation as the inclusion thereof would be antidilutive.
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

	Total	2009	2010	2011	2012
Line of Credit	$1,900,000	$—	$—	$1,900,000	$—
Operating leases	453,822	128,953	262,297	43,540	19,032

Total	$2,353,822	$128,953	$262,297	$1,943,540	$19,032

Note 8 — DEBT
On October 21, 2009, Streamline Health entered into an amended and restated revolving note with Fifth Third Bank, Cincinnati, OH. The terms of the loan remain the same as set forth in the revolving note entered into on July 31, 2008, as amended on January 6, 2009, except as follows: (i) the maximum principal amount that can be borrowed has increased to $2,750,000 from the prior maximum amount of $2,000,000; (ii) the maturity date of the loan has been extended to October 1, 2011 from August 1, 2010; and (iii) the interest rate on the outstanding principal balance will accrue at an annual floating rate of interest equal to the Adjusted Libor Rate (as defined in the revolving note) plus 3.25% and will no longer be based upon the ratio of the Company’s funded indebtedness to its trailing twelve months EBITDA.
The loan continues to be guaranteed by the Company. In connection with the entering into of the revised revolving note, the Company also entered into an amended and restated continuing guaranty agreement. The terms of the continuing guarantee agreement remain the same as set forth in the guarantee agreement entered into on July 31, 2008, as amended on January 6, 2009, except that the covenant that formerly required the Company to maintain certain levels of minimum tangible net worth has been eliminated.
The loan also continues to be secured by a first lien on all of the assets of the Company pursuant to security agreements entered into by the Company.
The Company believes that the terms of the revised loan documents are favorable to the Company. The Company was not in default of, or out of compliance with, any terms of its credit facility prior to entering into the revised loan documents. The Company was in full compliance with the terms of its credit facility with Fifth Third Bank and there were no defaults at October 31, 2009.

NOTE 9 — FINANCIAL INSTRUMENTS
The Company uses foreign currency hedge instruments to partially offset its business exposure to foreign exchange risk of the Canadian dollar for the Company’s transactions with a current Canadian customer. The Company may enter into foreign currency forward and option contracts to offset some of the foreign exchange risk of expected future cash flows on certain forecasted revenue and cost of sales, and on certain existing accounts receivable and payable. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to immateriality. The fair value of foreign currency forward contracts is $4,730 at October 31, 2009.
The Company accounts for derivative financial instruments by recognizing derivative instruments as either assets or liabilities in the balance sheet at fair value and recognizing the resulting gains or losses as adjustments to earnings or other comprehensive earnings. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
NOTE 10 — FAIR VALUE MEASUREMENTS
Accounting guidance on fair value measurement for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of October 31, 2009.

October 31, 2009
Quoted
Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total (a)
Assets:
Foreign Currency Hedges	$—	$4,730	$—	$4,730

Total assets measured at fair value	$—	$4,730	$—	$4,730

(a)	The total fair value amounts for assets and liabilities also represent the related carrying amounts.

The Company’s foreign currency hedges were valued using the observable changes in fair values of hedged assets or liabilities due to the change in foreign exchange rates during the quarter ended October 31, 2009 (Level 2).
NOTE 11 — COMPREHENSIVE INCOME
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of the effective portion of foreign currency hedge instruments.
The following table summarizes the components of accumulated other comprehensive income, net of taxes, as of October 31, 2009.

	Three Months	Nine Months
	Ended October 31,	Ended October 31,
	2009	2009
Net loss	$(295,771)	$(297,379)
Net unrecognized (losses) gains on foreign currency hedges	(3)	4,808

Total comprehensive loss	$(295,774)	$(292,571)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Streamline Health’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Streamline Health to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an ongoing basis, Streamline Health evaluates its estimates, including those related to product revenues, bad debts, capitalized software development costs, income taxes, support contracts, contingencies, and litigation. Streamline Health bases its estimates on historical experience and on various other assumptions that Streamline Health believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and revenue and expense recognition. Actual results may differ from these estimates under different assumptions or conditions.

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
The Company’s solutions and services create an integrated document-centric repository of historical health information that is complementary to and can be seamlessly “bolted on” to existing transaction-centric clinical, financial and management information systems, allowing healthcare providers to aggressively move toward fully Electronic Medical Record (EMR) processes while improving service levels and convenience for all stakeholders. These integrated systems allow providers and administrators to dramatically improve the availability of patient information while decreasing direct costs associated with document retrieval, work-in-process, chart completion, document retention and archiving.
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
The Company’s software solutions can be provided on a subscription basis via “Software as a Service” (also referred to as “SaaS”, “hosting”, or “Cloud Computing”) which is remotely hosted, or alternatively, licensed and installed locally. SaaS is the provision of dynamically scalable remote software, infrastructure and resources as a subscription service over a dedicated data communications line or virtual private line (VPN) via the Internet. Users of Software as a Service need not have knowledge of, expertise in, or control over the technology infrastructure in the hosting center that supports them. Under these arrangements, customers electronically capture document-centric information at the healthcare facility and securely transmit the data to the Company’s established hosting center. The hosting service center stores and manages the document-centric data using Streamline Health’s suite of applications, and customers can view, print, fax, route and process the information from anywhere using the Streamline Health web-enabled applications. Streamline Health pioneered this offering in 1998 to give customers the ability to obtain its solutions on an application-hosting basis as an Application Service Provider (ASP).
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
Historically, the Company has derived most of its revenues from recurring hosting services, recurring maintenance fees, professional services and system sales involving the licensing, either directly or through remarketing partners, of its workflow and document management solutions to healthcare organizations. In a typical transaction, Streamline Health, or its remarketing partners, enter into a fee-for-service SaaS subscription agreement or a perpetual license agreement for Streamline Health’s software applications and may license to sell other third-party software and hardware components to the healthcare organization. Additionally, Streamline Health provides professional services, including implementation, training, and product support, as well as Business Process Management Services (BPM) consulting for customer document workflow applications.

Streamline Health earns its highest margins on proprietary Streamline Health software and hosting services and the lowest margins on third-party hardware and software. Sales to customers may include different configurations of Streamline Health software, third party components (hardware and software), and professional services, resulting in varying margins among contracts. The margins on professional services revenues fluctuate based upon the negotiated terms of the agreement with each customer and Streamline Health’s ability to fully utilize its professional services, maintenance, and support services staff.
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
HEALTHCARE INFORMATION TECHNOLOGY MARKETPLACE
The turbulence in the worldwide economy has impacted almost all industries. While healthcare is not immune to economic cycles, the Company has observed that it is generally more resilient than most segments of the economy. The impact of the current economic conditions on our existing and prospective clients has been mixed. We continue to see some organizations doing fairly well operationally, but many are dealing with a reduction in available capital, or an overall spending decrease. In addition, organizations with a large dependency on Medicaid populations are being impacted by the challenging financial condition of many state governments. However, we believe that our solutions are well suited for this environment.
The decisions by a healthcare provider to replace, substantially modify, or upgrade its information systems are a strategic decision and may involve a large capital commitment requiring an extended approval process for licensed and locally installed solutions. The Company believes that these challenges are outweighed by the need for healthcare organizations to implement modern systems. Organizations are becoming more selective of where they invest capital, and our solutions are able to help organizations gain a quick return on their investment by improving safety, increasing efficiency, and therefore reducing costs. The Company has been successful in demonstrating to current and prospective customers the return on investment that our solutions produce over the short and long term. In addition, current legislation by the U.S. Federal Government favors the implementation of systems, such as ours, that fully realize the benefits of the electronic medical record (EMR). We feel our products, which are tailored for hospitals and physician practices alike, are positioned well to take advantage of the modernization and wide-spread use of EMR solutions.

The Company’s SaaS-based hosting services were especially designed to overcome these obstacles in the buying decision such as large capital commitment, length of implementation, and the scarcity of time for healthcare organization personnel to implement new systems. The Company believes that large healthcare organizations and smaller healthcare providers are looking for this type of subscription-based solution because of the ease of implementation and lower entry-level costs. Streamline Health is focused on its SaaS model of delivery and believes this business model is especially well suited for the medium to small acute care facility marketplace as well as the ambulatory marketplace. The Company is actively pursuing remarketing agreements, in addition to those discussed below, with other Healthcare Information Systems and staff outsourcing providers to distribute Streamline Health’s SaaS-based document workflow solutions. The Company also continues to market system sales as appropriate to match customer needs.
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
CONTRACTS OVERVIEW
Contractual agreements typically cover the licensing, hosting, or implementation and maintenance of the system, which takes place in one or more phases. The licensing agreements generally provide for the licensing of Streamline Health’s proprietary software and third-party software with a perpetual or term license fee on either an unlimited number of users (site license) or a specific number of users (concurrent users license) that is adjusted upward depending on the number of facilities (annual operating expense model) or the number of concurrent users (concurrent use model) using the software. Site-specific customization, interfaces with existing customer systems and other consulting services are sold on a fixed fee or a time and materials basis. Alternatively, with Streamline Health’s SaaS-based hosting services solutions, the hosting services agreements generally provide for utilizing Streamline Health’s software and third-party software on a recurring subscription or, for smaller departmental solutions, a fee per transaction basis.

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
To supplement its direct sales force, the Company has remarketing agreements with large healthcare industry partners. Contracts which have been recently entered into are detailed below:
In 2002, Streamline Health entered into a five year Remarketing Agreement with IDX Information Systems Corporation, which was subsequently acquired by GE Healthcare, a unit of the General Electric Company in January 2006. Under the terms of the Remarketing Agreement, IDX/GE was granted a non-exclusive worldwide license to distribute all Streamline Health document workflow and document management software including accessANYwareTM, Coding Workflow, and SaaS-based hosting services to its customers and prospective customers, as defined in the Remarketing Agreement. The Agreement has an automatic annual renewal provision and, after the initial five year term, which ended January 30, 2007, can be cancelled by IDX/GE upon 90 days written notice to the Company. This automatic annual renewal provision now extends the agreement through January 30, 2011. The Company has no reason to believe that the agreement will not continue to be renewed annually or will be terminated.
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

In May 2008, Streamline Health and Telus Health announced their agreement to provide their integrated document management and workflow solution at the eight hospitals representing the Centre hospitalier de l’Université de Montréal (CHUM) and the McGill University Health Centre (MUHC). Telus Health integrated Streamline Health’s accessANYware document management and chart completion workflow solution into its Oacis electronic medical record solution. The integrated solution addresses clinicians’ need for immediate access to patient records in hybrid environments, where electronic health records still coexist with paper. CHUM and MUHC will be among the first sites in Canada to deploy the integrated solution.
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
In November 2009, Streamline Health entered into a purchase agreement to provide its integrated document management and workflow solution to Moses Cone Health System. Streamline will implement our enterprise document workflow solution integrated into the GE Centricity electronic medical records solution in the five-hospital health system in Greensboro, North Carolina. The total value of the contract is in excess of $1.0 million. The solution will transform the current paper-based HIM department into a centralized hub for more efficient workflow between the billing department, doctors, and coders, while assisting the hospital system in achieving its stated goal of becoming paperless within five years.

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
At October 31, 2009, Streamline Health has master agreements, purchase orders or royalty reports from remarketing partners for systems and related services which have not been delivered, installed and accepted which, if fully performed, will generate future revenues of approximately $22,572,000 compared with $26,179,000 and $22,844,000 at the end of the fourth and third quarter of fiscal 2008 as follows:

	October 31,	January 31,	October 31,
	2009	2009	2008

Streamline Health Software Licenses	$2,036,000	$1,027,000	$925,000
Custom Software	140,000	278,000	323,000
Hardware and Third Party Software	268,000	562,000	765,000
Professional Services	3,156,000	4,691,000	4,965,000
Application Hosting Services	10,897,000	13,043,000	12,896,000
Recurring Maintenance	6,075,000	6,578,000	2,970,000

TOTAL	$22,572,000	$26,179,000	$22,844,000

The total backlog decreased 1% as compared to the backlog as of October 31, 2008, and decreased 14% as compared to the backlog as of January 31, 2009. These decreases in backlog were due to multiple factors, in addition to revenue recognition, as detailed below:
A hosting contract signed in the second quarter of fiscal 2009 represents an increase of approximately $700,000 in application hosting backlog. However, in the first quarter of fiscal 2009 application hosting backlog was reduced to reflect the suspension of one small hosting client due to economic factors. In the second quarter of fiscal 2009 application hosting backlog was further reduced for the expected reduction in the rollout of services from a separate hosting client due to the client’s organization changes.

The increase in the licensed software component is due to the previously announced Canadian software contract signed in the first quarter of this fiscal year which represents approximately $1.1 million in new backlog.
The single largest contributor to backlog from October 31, 2008 to October 31, 2009 relates to the approximately $3 million increase in maintenance backlog.
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

REVENUES
Revenues for the three months ended October 31, 2009, were $4,106,045 compared with $4,408,351 in the comparable quarter of fiscal 2008. The quarter-over-quarter decrease was a result of a decrease of approximately $1.17 million in system sales recognized in the third quarter. The decrease in license software was offset by an approximate $413,000 increase in application hosting revenues due to several hosted customer projects reaching acceptance criteria, and coupled with an approximate increase of $458,000 in services, maintenance, and support revenues primarily relating to the services provided to the newer hosting customers that are entering into production.
Revenues for the first nine months ended October 31, 2009, were $11,926,337, compared with $12,909,448 reported in the comparable period of fiscal 2008. The decrease was primarily a result of decreased systems sales revenues of approximately $1.98 million due to the revenue associated with one large contract recorded in the second quarter, and another large contract in the third quarter of fiscal 2008. The decrease in license revenues was offset by an increase in application-hosting services revenues of approximately $130,000 over the comparative nine month period. This increase in application hosting is primarily due to several newer hosted customer projects reaching acceptance criteria by the third quarter of fiscal 2009. Revenues from new hosted customer agreements entered into since July of fiscal 2008 continue to incrementally roll out in fiscal 2009. The Company continues to aggressively pursue additional application-hosting customers which are anticipated to replace the revenue decreases in purchased solutions, and create a more consistent stream of revenues in future periods.
Additionally, the decrease in systems sales was offset by increases in maintenance and support, and professional services revenues of approximately $867,000 for the comparative nine month period due to normal scheduled annual increases in maintenance billing rates, and increased professional service activity for new customers.
OPERATING EXPENSES
Cost of Systems Sales
The cost of systems sales includes amortization of capitalized software development costs on a straight-line basis, royalties and the cost of third party software and hardware. The cost of system sales for the three months ended October 31, 2009 was $658,294 compared with $950,340 in the comparable prior period. The decrease in the cost of sales is primarily the result of the reduced capitalized software amortization expense pending general release of our latest generation product line. Cost of systems sales as a percentage of systems sales may vary from period-to-period depending on hardware and software configurations of the systems sold or add-on sales delivered. The cost of systems sales as a percentage of systems sales for the third quarter of fiscal 2009 and 2008 were 388% and 71%, respectively. The relatively fixed cost of the capitalized software amortization compared to the variable nature of system sales each quarter causes these percentages to vary dramatically, especially in those periods where systems sales are low. The cost of systems sales as a percentage of systems sales for the first nine months of fiscal 2009 and 2008 were $2,091,989 and $2,622,485; or 219% and 89% of revenues, respectively. The increased percentage is primarily reflective of the decrease in software licensing revenues and the relatively fixed capitalized software amortization during the current periods, when compared to the comparable prior periods.

Cost of Services, Maintenance and Support
The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. The cost of services, maintenance and support for the three and nine months ended October 31, 2009 was $1,317,619 and $3,697,735, compared with $1,083,040 and $3,342,377 in the corresponding three and nine month period ending October 31, 2008. These increases are due to primarily the increased professional services staffing costs and third party maintenance contract costs associated with supporting an increased customer base, and specifically the startup costs of the BPM services over the three and nine month periods. Additionally, previously deferred expenses relating to one customer were recognized during the third quarter, causing a comparative increase of expenses of approximately $142,000. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 44% and 43% for the third quarter of fiscal 2009 and 2008, respectively. As a percentage of services, maintenance and support revenues, the cost of such services, maintenance and support was 43% and 44% for the first nine months of fiscal 2009 and 2008, respectively.
Cost of Application-hosting services
The cost of application-hosting services operations is relatively fixed, but subject to inflation for the goods and services it requires. The cost of application-hosting services for the three and nine months ended October 31, 2009 was $407,953 and $1,203,606 compared with $286,471 and $883,710 in the corresponding three and nine month period ending October 31, 2008. These three and nine month increases are primarily attributable to increased depreciation and third party maintenance expenses as a result of the growing hosting center operations. As a percentage of application-hosting revenues, the cost of application-hosting was 44% and 55% for the third quarter of fiscal 2009 and 2008, respectively. These decreased percentages are primarily attributable to increased revenues from new customers relative to the increase in cost, partially offset by the expense increases as noted. As a percentage of application-hosting revenues, the cost of application-hosting was 49% and 38% for the first nine months of fiscal 2009 and 2008, respectively. The increase represents a one-time expense of approximately $65,000 relating to certain licenses which were expensed during the first quarter of fiscal 2009, more customers meeting acceptance requirements in the second half of the year, and increases in third party software and maintenance fees and depreciation expenses on new equipment related to operating the data center.

Selling, General and Administrative
Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. Selling, General and Administrative expenses for the three months ended October 31, 2009 and 2008 were $1,540,745 and $1,698,829, respectively. Selling, General and Administrative expenses for the nine months ended October 31, 2009 and 2008 were $4,010,877 and $5,181,322, respectively. This decrease of 9% and 23% over the respective comparable prior periods is due to effective cost management measures begun in the third quarter of fiscal 2008 including; planned reductions in sales and administrative expenses, the continued suspension of bonus plans, and strategic increase in hiring since the reduction in sales force during corresponding prior quarter. The Company has been able to capitalize on efficiencies gained in the current three and nine month periods by improving the allocation of resources, and reducing expenses. Commission plans for sales personnel were not suspended and commissions were paid and will continue to be accrued. The financial impact of efficiencies gained during the prior three quarters will continue to have a positive effect in the remainder of fiscal 2009.
Product Research and Development
Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. During the third quarter of fiscal 2009, research and development expenses increased approximately $102,453 when compared with the comparable prior quarter. This increase is primarily attributable to the final stage development efforts of the re-architecture and internationalization of the Company’s flagship product, accessANYwareTM, in preparation of its expected general release in the fourth quarter of fiscal 2009. The Company capitalized approximately $859,000 and $1,217,000 of product research and development costs in the third quarter of fiscal 2009 and 2008, respectively.
During the first nine months of fiscal 2009, research and development expenses decreased approximately $898,000 when compared with the comparable prior quarter of fiscal 2008. This decrease is primarily attributable to the company-wide cost reductions implemented late in the third quarter of fiscal 2008 that have continued into fiscal 2009. This $898,000 decrease is offset by a corresponding increase of $251,000 in capitalized software cost primarily relating to the development, re-architecture, and internationalization of the Company’s flagship product noted above. The Company capitalized approximately $2,879,000 and $2,628,000 in the first nine months of fiscal 2009 and 2008, respectively. This increase in capitalized development costs relate primarily to costs incurred to bring to market the next generation of accessANYwareTM and workflow products.
Operating profit (loss)
The operating (loss) for the third quarter of fiscal 2009 was $(285,021), compared to an operating profit of $25,669 in the third quarter of fiscal 2008. This decrease is primarily the result of the 7%, or $303,000, decrease in revenues as noted above. The operating (loss) for the first nine months of fiscal 2009 was ($274,515) compared with an operating (loss) of ($1,214,817) in the first nine months of fiscal 2008. The decrease in the net loss for the nine months ended October 31, 2009 is the result of the approximate 14% decrease in operating expenses, even though total revenues decreased 8% year-over-year.

The increase in interest expense for the three and nine month period ending October 31, 2009 is because the Company had increased borrowings and amounts outstanding in more months than in the comparable prior periods in fiscal 2008.
Net income (loss)
The net (loss) for the third quarter of fiscal 2009 was $(295,771) ($0.03 per share) compared with net income of $14,575 ($0.00 per share) in the third quarter of fiscal 2008. The net loss for the third quarter as compared to the net income in the comparable period is primarily due to decreased licensed system revenues. The net (loss) for the first nine months of fiscal 2009 was $(297,379) ($0.03 per share) compared with a net (loss) of $(1,229,037) ($0.13 per share) in the first nine months of fiscal 2008. The reduced net loss for the nine months ended October 31, 2009 is the result of efficiencies gained from improved cost management, and increased services, maintenance and support, application-hosting revenues offset by decreased licensed system revenues.
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

Streamline Health has obligations for capital resources, consisting of the outstanding balance of the $2,750,000 line of credit which expires October 1, 2011, and the non-cancelable operating leases of $458,580 payable over the next four years. Capital expenditures for property and equipment in fiscal 2009 are not expected to exceed $800,000. At October 31, 2009, Streamline Health had a cash balance of $793,025.
During the five prior fiscal years, Streamline Health has made significant investments for capital expenditures, increased its sales and marketing, product research and development and its support and consulting expenses, and made significant debt reductions. This resulted in significant net cash outlays over the last five fiscal years. Accordingly, to achieve increasing revenues and profitability it was necessary for the Company to significantly increase the sales and marketing and product development expenses over the past five years, including capitalized software in fiscal 2007, 2008 and 2009. The Company believes that a significant shift in market demand toward hosted services is occurring as a result of better market adoption, numerous customers with a history of hosting success, and more recently, economic developments that have created scarce capital dollars for most hospital organizations. Our strategic initiatives to reorganize our resources to focus on software as a service via our hosting solutions, and growth into Canada, should produce improved results in fiscal 2009 and beyond as recurring hosted revenues are anticipated to grow. However, there can be no assurance Streamline Health will be able to do so.
Streamline Health carefully monitors operating expenses. As a result of the current levels of revenues and operating loss, for the foreseeable future, Streamline Health will need to continually assess its revenue prospects compared to its then current expenditure levels. If it does not appear likely that revenues will increase, it may be necessary to further reduce operating expenses, which the Company initiated late in the third quarter of fiscal 2008 and into 2009 through attrition, bonus suspension, and downsizing of the staff, or raise cash through additional borrowings, the sale of assets, or issue additional equity, or a combination thereof. Certain of these actions will require current lender approval. However, there can be no assurance Streamline Health will be successful in any of these efforts. If it is necessary to further reduce operating expenses, this could have an adverse effect on future operating performance.
Streamline Health believes that its present cash position and current availability under the line of credit, combined with cash generation currently anticipated from operations, will be sufficient to meet anticipated cash requirements for the short term. The Company may need to incur additional debt, obtain an additional infusion of capital, or a combination of both, depending on the extent of the future expenses and revenues of the Company. However, there can be no assurance Streamline Health will be able to do so.
To date, inflation has not had a material impact on Streamline Health’s revenues or expenses.

RECENT ACCOUNTING PRONOUNCEMENTS
In April 2008, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 350, Goodwill — Intangibles Other, which amends previous Topic 350 guidance to require an entity to consider developing renewal or extension assumptions for the purpose of determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company adopted this guidance on February 1, 2009 and determined that it did not have a material impact on the consolidated financial statements of the Company.
Effective January 1, 2008, the FASB issued guidance now codified as FASB ASC Topic 820, Fair Value Measurements and Disclosures — Overall, with respect to its financial assets and liabilities. In February 2008, the FASB issued updated its guidance to provide a one year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of FASB ASC Topic 820 for non-financial assets and non-financial liabilities effective February 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.
In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, Financial Instruments, which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 825 on July 31, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, these provisions of FASB ASC Topic 825 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.
In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, Subsequent Events, which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 for the fiscal quarter ended July 31, 2009.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, Amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. The FASB ASC Topic 105, “Generally Accepted Accounting Principles,” establishes the FASB Accounting Standards CodificationTM as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.
In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 Revenue Recognition (Topic 605), which applies to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of fiscal year 2011. Early adoption is allowed. The Company is currently evaluating the impact of this accounting guidance on our consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-14 Software (Topic 985), which applies to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a company elects earlier application and the first reporting period of adoption is not the first reporting period in the company’s fiscal year, the guidance must be applied through retrospective application from the beginning of the company’s fiscal year and the company must disclose the effect of the change to those previously reported periods. The Company is currently evaluating the impact of this accounting guidance on our consolidated financial statements.

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
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Streamline Health’s senior management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of Streamline Health’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, Streamline Health’s management, including the Chief Executive and Interim Chief Financial Officer, concluded that there is reasonable assurance that Streamline Health’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no material changes in Streamline Health’s internal control or in the other controls during the quarter ended October 31, 2009 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.
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
In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the risk factors discussed in Part I, “Item 1A, Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 31, 2009; and in Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarter ended April 30, 2009 (the “2009 First Quarter 10-Q”), and July 31, 2009 (the “2009 Second Quarter 10-Q). The risk factors in the Annual Report, the 2009 First Quarter 10-Q, and the 2009 Second Quarter 10-Q has not materially changed since July 31, 2009, but are not the only risks facing the Company. In addition, risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company, its financial condition and/or operating results.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
The Company was not in default of its existing credit facility at October 31, 2009.

Item 6.	EXHIBITS
(a) Exhibits

3.1	(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. (*)

3.1	(b)	Certificate of Incorporation of Streamline Health Solutions, Inc., amendment No. 1 (*)

3.2		Bylaws of Streamline Health Solutions, Inc. (*)

11		Computation of earnings (loss) per common share

31.1		Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended

31.2		Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(*)	Incorporated herein by reference from, the Registrant’s SEC filings. (See INDEX TO EXHIBITS)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: December 10, 2009	By:	/s/ J. Brian Patsy
J. Brian Patsy
Chief Executive Officer

DATE: December 10, 2009	By:	/s/ Donald E. Vick, Jr.
Donald E. Vick, Jr.
Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Exhibit

3.1	(a)
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

3.2		Bylaws of Streamline Health Solutions, Inc. Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on June 5, 2007.

11		Computation of Earnings (Loss) Per Common Share

31.1		Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended

31.2		Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002