Form 10-K
period 2010-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2010-04-16
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by The NASDAQ Stock Market, Inc. for the Registrant’s Common Stock on July 31, 2009, was $15,858,181.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 6, 2010: 9,556,179.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2010 are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as a part hereof.

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

Company Overview

Founded in 1989, Streamline Health Solutions, Inc. (“Streamline Health®” or “the Company”) is a healthcare information technology company, which is focused on developing and licensing proprietary software solutions that improve document-centric information flows and complement and enhance existing transaction-centric hospital healthcare information systems. The Company sells its products in North America through its direct sales force, and its reseller partnerships. The Company also sells to direct remarketers, hospitals, clinical and ambulatory services.

Document imaging and workflow management technologies like those provided by Streamline Health are essential elements of a complete Electronic Health Record (EHR) because they allow for the storage of unstructured data. Unstructured data may consist of patient record elements other than discrete data, such as hand written physician or nursing notes and physician orders, photographs, audio, video, and outside correspondence. The Company’s systems and services allow critical information to be accessed, and eventually delivered to the caregiver at the point of patient care. The Company’s systems and services can also help a provider’s existing system to achieve “meaningful use” under the HITECH provisions of the American Recovery and Reinvestment Act of 2009 (ARRA). These benefits encourage physicians to adopt the Company’s solutions because of convenient access to documents not typically available in data-centric clinical information systems.

Streamline Health’s solutions create an integrated document-centric repository of historical health information that is complementary to and can be seamlessly integrated with existing transaction-centric clinical, financial and management information systems. These solutions allow healthcare providers to move toward a more complete EHR, while improving service levels and convenience for all stakeholders. These integrated systems allow providers and administrators to dramatically improve the availability, accuracy, and timelines of patient information, while decreasing direct costs associated with document retrieval, work-in-process, chart completion, document retention and archiving.

The Company’s applications allow authenticated users access to protected health information (PHI) that exists in disparate systems across the continuum of care. These applications improve operational efficiencies through business process optimization, as well as automating inefficient, labor-intensive paper environments. These applications use document management and advanced workflow tools to ensure users can electronically access both “structured” (transaction-centric) and “unstructured” (document-centric) patient information from a single permanent and secure repository; including clinician’s handwritten notes, laboratory results, photographs, insurance cards, human resource documents, correspondence, etc.

The inefficiencies of paper-based medical records increase the cost of patient care. Physicians often cannot gain access to the entire medical record at the time of patient visits, and multiple users cannot simultaneously access the record when only a single copy of the paper-based patient record is available. Based upon Streamline Health’s experience in installing its systems, a typical 500 bed hospital can produce 10,000 to 20,000 pages of new patient information each day. Even with computerized admission, billing, laboratory and radiology systems, individual physician document retrieval requests can be as high as 100 documents per physician per day. The volume of medical images in the patient record is expanding as well. In addition, new image forms such as digitized slides, videos and photographs proliferate. Thus, the ability to store and retrieve document images of voluminous paper records on a timely basis is a critical feature of a complete EHR.

Today, healthcare information is often stored on numerous dissimilar host-based and departmental systems that are spread throughout an enterprise and are not integrated. Additionally, these current systems do not address the data stored on paper or the increasing volume of medical images such as photographs, audio, video etc. Streamline Health believes the efficiencies and productivity of hospitals and integrated healthcare delivery networks can be greatly enhanced by seamlessly integrating their historical information systems with document management and workflow applications. Streamline Health has image-enabled many popular Hospital Information Systems, such as those offered by Telus Health, GE Healthcare, Epic Systems, Eclipsys Corporation and Cerner Corporation. Streamline Health is marketing image-enabling technology through its Streamline Health Integration Tools (STRM-IT) integration toolkit. Streamline Health intends to continue to aggressively market its unique image-enabling solutions to end-users and other third-party software application providers. Streamline Health has several large scale, enterprise wide image enabled sites, including Memorial Sloan-Kettering Cancer Center, which utilizes Streamline Health’s solution on over 8,000 workstations and over 1,250 simultaneous users at any point in time.

In order to simultaneously reduce costs and enhance the level of patient care, hospitals and other healthcare providers are requiring comprehensive, cost-effective information systems that deliver rapid access to fully updated and complete patient information. Traditional healthcare information systems are inadequate because: (i) they do not capture large amounts of the patient records which are paper-based and stored in various sites throughout the enterprise; (ii) computerized patient data is generated using a variety of disparate systems which cannot share information; and (iii) multimedia medical information such as video and audio information are frequently inaccessible at the point of patient care. Accordingly, hospitals and other healthcare providers are increasing their information systems expenditures, which have traditionally lagged behind other data-intensive industries such as banking.

The Company operates primarily in one segment as a provider of health information technology solutions that streamline healthcare processes and information flows within a healthcare facility.

Copies of documents filed by Streamline Health Solutions, Inc. with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, etc., and all amendments to those reports, if any, can be found at the web site www.streamlinehealth.net as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Copies can be downloaded free of charge from the Streamline Health web site or directly from the Securities and Exchange Commission web site, http://www.sec.gov/cgi-bin/srch-edgar. Also, copies of Streamline Health’s annual report on

Form 10-K will be made available, free of charge, upon written request to the Company. The Company’s corporate office address is 10200 Alliance Road, Suite 200, Cincinnati, Ohio 45242.

All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following year.

Products

Streamline Health’s systems enable medical and administrative personnel to more efficiently capture, store, manage, route, retrieve and process vast amounts of clinical, financial, patient and other information. Applications within our systems fulfill the administrative and regulatory needs of the Health Information Management, Patient Financial Services, Administration and other hospital departments. These systems have been specifically designed to integrate with any Clinical Information System through various means, including our proprietary software integration tool, STRM-IT. For example, Streamline Health has integrated its solutions with selected systems from Telus Health (Oacis Electronic Medical Record), Siemens Medical Solutions USA Inc., Cerner Corporation, Eclipsys Corporation, Epic Systems, Lawson Software, and GE Healthcare applications, thus enabling customers to use our solutions without the expense of replacing entire software systems to gain the software functionality. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to provide a true Electronic Health Record. Streamline Health’s systems deliver enterprise-wide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.

Streamline Health’s health information management, patient financial services, and administrative workflow solutions provide financial, administrative, and clinical benefits to the healthcare provider and facilitate more effective patient care. These benefits include:

•	Easy to navigate, real-time computerized interfaces that are physician-oriented and can be used at the point of patient care

•	Secured access to data under HIPAA standards to protect patient’s healthcare information

•	Enterprise-wide access to patient lifetime medical records, which assist in making informed clinical and financial decisions

•	Reduced costs for administrative personnel due to increased workflow efficiency, as documents can be scanned, indexed, and routed within an organization to all users who need to process that information simultaneously, or in sequence as required

•	Increased productivity through the elimination of file contention by providing multiple users simultaneous access to patient medical records

•	Reduced costs and improved care through the reduction of unnecessary testing and admissions

•	Improved cash flow through accelerated account receivable collections and reductions in “technical denials” (which occur when a third-party payer refuses payment because of the provider’s inability to substantiate billing claims due to loss of portions or all of the patient record)

•	Expedited treatment decisions, and fewer redundant tests as a result of timely access to complete information

•	Fewer medical record errors by minimizing misfiled, lost and improperly completed records; and

•	Increased security of patient information through improved controls on access to confidential data and the creation of audit trails that identify the persons who accessed or even tried to access such information.

Streamline Health systems and services are built using advanced document management and workflow automation technologies to create robust Health Information Management (Medical Records), Revenue Cycle, and administrative workflow solutions. Document management technology makes paper-based information, as well as medical images, sound and video information as readily available and easy to process as traditional electronic data. In addition to intelligent electronic routing of documents, workflow automation offers sophisticated management tools and reporting to increase efficiency and support of business process re-engineering efforts.

Streamline Health’s systems employ an open architecture that leverages enterprise technologies from Microsoft, Oracle and Sun Microsystems, and are designed to work within a healthcare enterprise. These systems include user interfaces designed specifically by Streamline Health for physicians, and other medical and administrative personnel in hospitals and integrated healthcare networks. Streamline Health’s health information management workflow solutions incorporate advanced features, including workflow and security features, which allow customers to restrict direct access to confidential patient information, secure Protected Health Information from unauthorized indirect access and have audit trail features.

Streamline Health has developed innovative application tool sets to enable existing Hospital Information System applications, thereby allowing users to have a common user interface on a universal workstation. Streamline Health has also developed its own document and workflow management middleware to efficiently provide the object-oriented business processes common to all of its applications, such as scanning/indexing, faxing/printing, data archiving migration, security and auditing. Through its application software, document management middleware, and its workflow, image and web-enabling tools, Streamline Health allows the seamless merging of its Medical Record and Patient Financial Services department “back office” functionality with existing clinical, billing and administrative information systems at the desktop.

The Company’s software solutions can be provided either by purchased perpetual license which is installed locally in the customer’s data center, or on a subscription basis via “Software as a Service” (also referred to as “SaaS”, “hosting”, “hosted delivery” or “application hosting services”). Application hosting services are remotely hosted from our hosting center, rather than licensed and installed locally. Under these arrangements, customers electronically capture document-centric information at the healthcare facility and securely transmit the data over a dedicated, secure data communications line or virtual private network (VPN) via the internet to the Streamline Health’s established hosting center. The hosting center runs Streamline Health’s suite of document workflow products, an offering called ASPeN (Application Service Provider e-health Network).

Streamline Health’s hosting services deliver high quality, subscription-based services to healthcare providers which enable them to achieve enhanced patient care, improved security, and accessibility to patient records at significant cost savings; with minimal up-front capital investment, maintenance, and support costs. In addition, the healthcare provider need not have knowledge of, expertise in, or control over the technology infrastructure in the hosting center that supports them. Providers realize benefits more quickly with less economic risk. Our customers are charged on subscription, and occasionally on a per transaction basis, which is an attractive alternative to purchasing an in-house, locally installed system. This hosted service is made possible through the advancement of web browser-based technology, state-of-the-art communication technology and advanced software design.

accessANYwareTM

Streamline Health’s core technology is a patient-centric document management-based repository, accessANYware. The accessANYware family of solutions work complementary to, and can be seamlessly integrated with existing transaction-centric clinical, financial and management information systems, allowing healthcare providers to aggressively move toward a true EHR. It allows authorized users to perform document searching, retrieval, viewing, processing, printing and faxing, as well as report generation — all from a single login. It also provides access to images such as digitized slides, videos and photographs. In addition, it provides the ability to store and retrieve document images of voluminous paper records on a timely basis at the desktop.

The Company has successfully made generally-available its fifth-generation accessANYware architecture. This development effort included the consolidation of technology platforms onto the Microsoft.NET platform, and also the internationalization of the software to reach international markets. This internationalization specifically included French Canadian language capabilities as part of Streamline Health’s agreements with the Centre hospitalier de l’Université de Montréal (CHUM), the McGill University Health Centre (MUHC), and L’Agence de la santé et des sociaux de Montreal (l’Agence) via our distribution partner Telus Health. Prior versions of accessANYware are still available for sale, and the Company continues to provide full product support for prior versions, as we anticipate several years before all existing accessANYware customers complete a transition to accessANYware 5.0.

Major changes from the fourth generation software to the fifth generation software:

•	STRM-IT and accessANYware are now one product

•	Within the one application many modules may be added on to fit customer needs, including custom workflows & uses

•	Migration of platform from Java to Microsoft.NET

•	Patient worklist divided into filtering section and document grid

•	Role-based, LDAP compliant security function built in, makes for easier administration

•	Microsoft SQL Server Capable (Future)

Benefits of the new architecture:

•	Cutting-edge service oriented architecture

•	Enhanced database design better enforces table relationships and constraints, prevents orphan records

•	Multi-entity, multi-timezone, and multi-language functionality

•	Provides for a higher level of integration with 3rd party applications

•	Customizable user interfaces, sorts, grouping, filtering, and workflow creation

•	Vastly improved product stability, which allows easier support & troubleshooting, at less cost

•	Platform enables future expansion and easier integration with customer’s existing systems

•	Shorter testing cycles

•	Faster time-to-market

•	Simplified installation

The accessANYware family of products includes:

•	accessANYware — HIM is an enterprise wide, HIPAA/HITECH secure application that provides hospital organizations the ability to electronically store, search and retrieve medical records from any location within the facility, physician offices, off-site clinics and even from home. In addition, accessANYware — HIM provides a complete chart deficiency management system that includes analysis, electronic signature and management reports — all from a single login. accessANYware — HIM allows the user to securely view the entire medical record from a visit view or a category-based longitudinal view of historical patient information.

•	accessANYware — PFS is a HIPAA/HITECH secure application that allows any department of a healthcare organization the ability to store, retrieve and process document-centric information using a site-defined electronic folder hierarchy with a user-friendly interface. accessANYware — PFS provides document management and workflow capabilities for a hospital organization’s enterprise-wide departmental needs, such as Patient Financial Services, Business Office, Human Resources, Materials Management, and virtually any other department that has document intensive storage, retrieval and processing needs.

•	Streamline Health Integration Tools — STRM-ITtm supports powerful image-enabling and workflow technology that allows healthcare users to immediately and simultaneously access any patient information, including multimedia and paper-based information, through their existing third-party clinical, HR administrative or billing applications. STRM-IT also supports direct, secure access to the entire patient chart and physician inbox via integration. As a result, any application across the entire enterprise can be image-enabled, including the host Healthcare Information Systems, Patient Billing Systems, Clinical Data Repositories and others. When the Clinical Data Repository is image-enabled, users can access any piece of information on the same workstation and from the same screen display, including the point of patient care.

This means users can view traditional electronic data and images simultaneously on the same screen without signing in and out of multiple applications.

FolderView

FolderView complements our flagship solution, accessANYware, by providing capture/indexing of non-patient centric documents, storage in a historical repository, document search/viewing, reporting, auditing and optional modules for Patient Financial Services or Administrative Services applications. FolderView provides a complete departmental document management solution that addresses the content management needs of the full organization in one application. Each department can create a customized structure based on specific requirements, and integrate department specific workflows to enhance the solution. Significant features are multiple file type support, audio/video support, version control features, email and fax integration, and paperless markup capabilities.

Workflow Solutions

The Company’s departmental workflow-based solutions and services offer solutions to specific healthcare business processes within the Health Information Management (HIM) and revenue cycle. These solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access and utilize Streamline Health’s advanced workflow applications to process information, on a real-time basis from virtually any location, including the physician’s desktop, using web-based technology. Streamline Health’s solutions integrate its own proprietary document management platform, application workflow modules, and image and web-enabling tools that allow for the seamless merger of “back office” functionality with existing Hospital Information Systems at the desktop. Customers can purchase or host the FolderView Workflow, departmental workflows, or can consult the Company to design custom workflows based on their needs.

The Streamline Health departmental workflow solutions are:

•	Cash Management Workflow focuses on improving and enhancing the cash posting, including the researching and follow up functions within the business office for received non-standard paper remittances. By scanning the documents into the workflow, the manual posting is done from the image, allowing the page to be captured and stored to the account level in the customer’s accounting system.

•	Referral Order Workflow allows hospitals the ability to electronically manage their inbound physician referral orders through a workflow process from receipt through pre-registration, and ultimately indexing into a central electronic repository, accessANYware.

•	Chart Completion Workflow is a chart deficiency management workflow that provides management reporting along with providing analysts and clinicians the ability to remotely analyze, electronically sign and complete deficient records. In addition to a single login, Chart Completion Workflow delivers a single user interface and integrated database. Therefore, from a single system login, users with appropriate security have the ability to search and retrieve information regarding patients and cases (for chart analysis), view, print and fax patient documents, as well as analyze or complete deficient documents. The functions presented to the user vary with the user’s security. For example, if the user is a clinician, they are presented with an inbox function that displays a list of incomplete charts (awaiting completion) and a list of “linked” patients assigned to them. The clinician then has the option to complete deficient charts or retrieve patient information via searching or by clicking on the “linked” patients within their inbox. This access may occur from any workstation within the facility, the physician’s office, or some other remote site. With proper security, the user is able to view, print and fax patient information.

•	Coding Workflow provides workflow automation of the coding and abstracting process by allowing hospital personnel to electronically access documents to be coded and abstracted from remote locations, including the employee’s home. It may also be integrated with third-party encoding or abstracting software, avoiding redundant data entry. Due to an acute shortage of available coding personnel, there currently exists a great demand for solutions to attract and retain qualified coders and to make the coding process more efficient.

•	Release of Information Workflow fulfills internal and external requests for patient information and allows for automatic invoicing capability. It also provides the ability to electronically search for, print, mail or fax information to third parties that request copies of patient records.

•	Chart Tracking Workflow provides the ability to manage requests for and track the physical location of paper records. This workflow also allows the user to define the retention and destruction of these paper records.

•	Financial Screening Workflow manages the rising number of self-pay accounts that healthcare providers are experiencing by forwarding the financial documents at the time of receipt to insurance specialists to expedite charity care program analysis.

•	Pre-Operative Workflow manages patient documents and reduces cancelled/rescheduled surgeries by proactively providing required document sets for the scheduled surgery facilitating those that are missing.

•	RAC/AMP Audit Workflow helps reduce and/or eliminate default states (absent documents, missed document deadlines) and improve efficiency and productivity in managing the federal government’s Recovery Audit Contractor program to minimize Medicare fraud and abuse.

•	FMLA/LOA Workflow tracks Family Medical Leave (FMLA) and leave of absence requests (LOA) and helps to determine eligibility, calculates employee payment for continued benefits. creates notification letters, tracks expected return to work date, and integrates with Lawson software.

•	Contract Management Workflow stores and retrieves approved contracts with hospital vendors in FolderView database. The workflow will track contracts and notify materials management at user-specified intervals, as contracts are about to expire. The workflow can be configured to track contracts throughout the approval process. It will also maintain an archive of expired and terminated contracts.

•	Contractor Management Workflow stores and retrieves approved contractor documents. The workflow integrates contractor data within the Contract Management Workflow. It will notify at specific intervals materials management, department heads, and contractors as documentation data about to expire, and then archive expired documentation and terminated contractors. It provides an interface for the provider’s badge system to upload contractor photos. In addition, it allows security to access contractor information, and make determination on whether a contractor is cleared to work (OSHA).

Health Information Management Suites

Streamline Health provides the opportunity to bundle solutions to provide value offerings to customers. Customers can purchase these bundled solutions based on their needs.

•	HIM Suite includes accessANYware — Patient Folders, Chart Completion Workflow, Release of Information Workflow, Coding Workflow and Chart Tracking Workflow.

•	The PFS Suite includes accessANYware — Non Patient Folders, and a choice of three among the following workflows: Referral Order Workflow, Pre-Operative Workflow, Financial Screening Workflow and Cash Management Workflow, and administrative workflows.

•	The Enterprise Suite is a full offering of Streamline Health solutions including the HIM Suite, the PFS Suite, and the Streamline Health Integration Tools (STRM-IT).

Professional Services & Business Process Management Consulting

Streamline Health provides a full complement of professional services to implement its software applications. Streamline Health believes that high quality consulting and professional implementation services are important to attracting new customers and maintaining existing customer satisfaction. These services include implementation and training, project management, business process optimization, and custom software development. The implementation and training services include equipment and software installation, system integration and comprehensive training. The project management services include needs and cost/benefit analysis, hardware and software configuration and business process management. Business Process Management Services (BPM) provides consulting for customer document workflow applications. These custom software development services include interface, workflow optimization and report development.

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

Healthcare Industry Trends Impacting Streamline Health

Rapid Technological Change and Evolving Market

The market for Streamline Health’s systems and services is characterized by rapidly changing technologies, regulatory requirements, evolving industry standards and new product introductions and enhancements that may render existing solutions obsolete or less competitive. As a result, Streamline Health’s position in the healthcare information technology market could change rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. Streamline Health’s future success will depend, in part, upon Streamline Health’s ability to enhance its existing systems and services and to develop and introduce new systems and services to meet changing requirements. Streamline Health believes the demand for its health information document management and workflow solutions, which can supply document management capabilities to complement the data-centric elements of an EHR, will increase in future years.

Changes and Consolidation in the Healthcare Industry

Streamline Health derives substantially all of its revenues from providing hosted services, the licensing of software, providing professional services and maintenance services within the healthcare industry. Accordingly, the success of Streamline Health is dependent upon the regulatory and economic conditions in the healthcare industry. Many healthcare providers are consolidating to establish integrated healthcare delivery networks to take advantage of economies of scale, greater marketing power and greater leverage in negotiating with vendors who supply the industry with the goods and services they require. The impact of such consolidations, Streamline Health believes, will benefit Streamline Health as more healthcare organizations investigate methods to streamline operations, including outsourcing non-core services to reduce costs and improve the quality of patient care through the use of information technology, especially in the paper intensive areas of Patient Medical Records, Patient Financial Services, and Administrative Services.

The U.S. Healthcare System, U.S. Government Policy and Legislative Initiatives

The mixed public-private healthcare system in the United States is the most expensive in the world, with healthcare costing more per person than in any other nation. According to the World Health Organization 2009 Statistics, a greater portion of gross domestic product (15.3% of GDP in 2006) is spent on healthcare in the U.S. than in any other major industrialized country in the world. The U.S. Department of Health and Human Services has projected that health care as a percentage of GDP would be 17.3% in 2009 and 19.3% by 2019. It is widely accepted that the current national system does not deliver an equivalent value for the overall dollars spent. Streamline Health believes its solutions can reduce healthcare costs for its customers, as has been demonstrated in return on investment studies performed by a number of our customers resulting in attractive payback periods.

In response to this projected growth in healthcare spending, the healthcare industry is undergoing significant change as competition and cost-containment measures imposed by governmental and private payers have put significant pressures on healthcare providers to control healthcare costs while improving the quality patient care. At the same time, the healthcare delivery system is experiencing a shift from a highly fragmented group of non-allied healthcare providers to integrated healthcare networks, which combine all of the services, products and infrastructure necessary to address the needs of healthcare customers. As a result, healthcare providers are seeking to cut costs, increase productivity and enhance the quality of patient care through improved access to information throughout the entire hospital or integrated healthcare network. The increased use of health information technology can aid in creating a more efficient system for all stakeholders.

The American Recovery and Reinvestment Act of 2009 (“Stimulus Bill” or “ARRA”) was enacted by the United States Congress and signed into law by President Barack Obama on February 17, 2009. The Act allocated approximately $19 billion for health information technology investment to reduce direct spending for health benefits and improve overall efficiency and safety. The provision of the legislation that addresses health information technology specifically is known as the HITECH Act. Some highlights of the HITECH Act that may impact Streamline Health are noted below:

•	Intends to modernize U.S. healthcare system with health information technology (HIT) investments to reduce cost and improve quality of patient care, focusing on preventable errors and inefficient paper billing systems

•	Goal of full deployment of EHR by 2014

•	$19B investment in HITECH Provision includes $40 thousand per physician in EHR adoption incentives beginning in 2011 payable through 2016

•	HIT extension programs for regional adoption via Regional Health Information Organizations (RHIO)

•	Funds earmarked to states to promote interoperable EHR’s

•	Education programs to train clinicians in EHR’s

•	Dramatically increase the number of HIT professionals (current shortage to meet aggressive EHR adoption plans)

•	Create HIT grant and loan programs

•	Accelerate construction of National Health Information Network (NHIN)

Published articles have proved it difficult to estimate the number of physician offices using electronic medical records. Surveys have reported as few as 17% of physicians using EHR and as high as 44%. However, the process of developing “meaningful use” as defined by HITECH, can depend on how the effectiveness of the system in place is measured. The National Center for Health Statistics survey of doctors with EHR systems reported that less than 5% reported having a “fully-functional” system. Despite the enormous investments in electronic medical record technology to date, the majority of the patient records remain paper-based.

Streamline Health believes that the HIPAA (Health Insurance Portability and Accountability Act) regulation are an additional impetus for healthcare to embrace Streamline Health solutions as a means of ensuring compliance with federal regulations. Additionally, the healthcare industry is being strongly encouraged by many professional medical organizations to make greater use of information technology.

The Patient Protection and Affordable Care Act (the “Health Care Bill”) was signed into law by President Obama on March 23, 2010. The Health Care Bill places substantial emphasis on the expansion health care coverage to a significant amount of the currently uninsured, and introduces a significant amount of new rules and regulations affecting the complete continuum of care. Specifically, the implementation of the provisions in the Health Care Bill may create new requirements for healthcare information technology, such as those offered by Streamline Health, such as audit compliance to combat waste, fraud and abuse.

Contracts Overview

To supplement its direct sales force, the Company has remarketing agreements with large healthcare industry partners. A summary of these remarketing agreements are detailed below:

In 2002, Streamline Health entered into a five year Remarketing Agreement with IDX Information Systems Corporation, which was subsequently acquired by GE Healthcare, a unit of the General Electric Company in January 2006. Under the terms of the Remarketing Agreement, IDX/GE was granted a non-exclusive worldwide license to distribute all Streamline Health document workflow and document management software including accessANYware, Coding Workflow, and hosting services to its customers and prospective customers, as defined in the Remarketing Agreement. The Agreement has an automatic annual renewal provision and, after the initial five year term, which ended January 30, 2007, can be cancelled by IDX/GE upon 90 days written notice to the Company. This automatic annual renewal provision now extends the agreement through January 30, 2011. The Company has no reason to believe that the agreement will not continue to be renewed annually or will be terminated.

In December 2007, Streamline Health entered into an agreement with Telus Health (formerly Emergis, Inc.), a large international telecommunications corporation based in Canada, in January 2008, under which Telus Health is integrating Streamline Health’s accessANYware document management repository and document workflow applications into its Oacis (Open Architecture Clinical Information System) Electronic Health Record solution.

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

In May 2009, Streamline Health in collaboration with Telus Health announced that, consistent with its international expansion plans, the Company’s document workflow solutions will be integrated into the electronic medical records solution for multiple facilities within an additional leading Canadian healthcare region. Streamline Health has now secured two large international contracts for implementation of its solutions at a total of over 18 healthcare facilities. As a result of these contracts, and the recent achievement by the Company of the General Availability of its new multi-lingual product, the Company recognized significant revenues in the fourth quarter of 2009.

In July 2009, Streamline Health entered into an agreement to provide its integrated document management and workflow solution to an existing hosted customer. This project will add approximately $954,000 over a five year term to the current relationship. The solution will create an online centralized repository of all requested pre-surgery documents coupled with smart software that alerts and tracks the entire process and workflow. The solution also includes robust compliance reporting as well as an interface to the customer’s surgery scheduler. The revenues for the hosted solution, and the professional services provided by the agreement are recognized in accordance with the Company’s revenue recognition policies.

In November 2009, Streamline Health entered into a purchase agreement to provide its integrated document management and workflow solution to Moses Cone Health System. Streamline will implement its enterprise document workflow solution integrated into the GE Centricity electronic medical records solution in the five-hospital health system in Greensboro, North Carolina. The total value of the contract is in excess of $1.0 million. The solution will transform the current paper-based HIM department into a centralized hub for more efficient workflow between the billing department, doctors, and coders, while assisting the hospital system in achieving its stated goal of becoming paperless within five years.

In February 2010, Streamline Health entered into a hosted services agreement to provide its Audit Integrity Manager Workflow solution, along with the option to buy additional custom workflows as needed, to Children’s National Medical Center in Washington D.C. The solution will expedite its third-party reimbursement and cash flow processes, an aid its compliance processes.

Signed Agreements — Backlog

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

At January 31, 2010, Streamline Health has master agreements and purchase orders from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services) that have not been delivered, and or installed. These systems and services are expected to be delivered over the next two to three years. In addition, the Company’s master agreements also generally provide for a limited initial maintenance period and require the customer to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues are expected to increase in future periods.

The commencement of revenue recognition varies depending on the size and complexity of the system, the implementation schedule requested by the customer and usage by customers of the application-hosting services. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period. The Company’s master agreements generally provide that the customer may terminate its agreement upon a material breach by Streamline Health, or may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of a master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of Streamline Health to procure additional agreements, could have a material adverse effect on Streamline Health’s business, financial condition, and results of operations. The Company does not have a history of contract cancellations, however delays are sometimes experienced in the course of the contract and are accounted for accordingly.

See also ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Backlog, for an explanation of the current year backlog compared with the prior year backlog.

License fees

The Company incorporates software licensed from various vendors into its proprietary software. In addition, third-party, stand-alone software is required to operate Streamline Health’s proprietary software. The Company licenses these software products, and pays the required license fees when such software is delivered to customers.

Employees

As of January 31, 2010, Streamline Health had 97 full-time employees, a net increase of 7 during the fiscal year. The Company utilizes independent contractors to supplement its staff, as needed. None of Company’s employees are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

Key Personnel

Streamline Health’s success depends, to a significant degree, on its management, sales and technical personnel. Streamline Health must recruit, motivate and retain highly skilled managers, sales force, consulting and technical personnel, including application programmers, database specialists, consultants and system architects skilled in the technical environments in which Streamline Health’s systems operate. Competition for such technical expertise is intense. Our failure to attract and retain qualified personnel could have a material adverse impact on the Company.

Regulatory Matters

The U.S. Department of Health and Human Services (HHS) asked the Institute of Medicine of the National Academy of Sciences to design a standardized model of an electronic health record, in a move that may help spur nationwide acceptance of EHR’s. The impact of such a change, if implemented by HHS, on current Streamline Health systems and services is unknown at this time. However, Streamline Health believes that its systems are sufficiently flexible to accommodate changing regulatory requirements. Patient privacy is of utmost concern, as evidenced by current HIPAA regulations. Streamline Health’s systems enable a healthcare organization to lock down Protected Health Information, as defined by HIPAA, by preventing unauthorized access and providing audit trails for every occurrence of access to PHI.

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

Regulations adopted pursuant to HIPAA include rules addressing several areas. The Privacy Rule also extended the scope of enforcement to PHI residing on non-electronic media, such as paper, as well as to email, oral and written communications. Streamline Health cannot predict the potential impact of new or revised regulations that have not yet been released or made final, or any other regulations that might be adopted. Congress may adopt legislation that may change, override, conflict with, or preempt the currently issued regulations. Additionally, legislation governing the dissemination of patient health information is also from time to time proposed and debated at the state level. These laws or regulations, when adopted, could restrict the ability of customers to obtain, use, or disseminate PHI. Streamline Health believes that the features and architecture of Streamline Health’s systems are such that it currently supports or should be able to make the necessary modifications to its products, if required, to ensure support of the HIPAA regulations, and other legislation or regulations.

However, if the regulations are unduly restrictive, this could cause delays in the delivery of new versions of software and adversely affect the licensing of Streamline Health’s software. Overall, Streamline Health believes the HIPAA regulations will continue to stimulate healthcare organizations to purchase computer-based EHR systems that automate the collection, use, and disclosure of PHI, while maintaining appropriate security and audit controls over the information. However, there can be no assurance that an increase in the purchase of new systems or additional use of Streamline Health software and services will occur.

Limited Protection of Proprietary Technology

The success of Streamline Health depends on the protection of its intellectual property rights relating to its proprietary technology. Streamline Health relies on a combination of confidentiality, nondisclosure, license, employment agreements, trade secret laws, copyrights, and restrictions on the disclosure of its intellectual property. Notwithstanding these precautions, others may copy, reverse engineer or design independently, technology similar to Streamline Health’s products. It may be necessary to litigate to enforce or defend Streamline Health’s proprietary technology or to determine the validity of the intellectual property rights of others. Streamline Health could also be required to defend itself against claims made by third parties for intellectual property right infringement. Any litigation, could be successful or unsuccessful, may result in substantial cost and require significant attention by management and technical personnel.

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

The Company’s operating results have fluctuated from quarter to quarter in the past, and the Company may experience continued fluctuations in the future. Future revenues and operating results may vary significantly from quarter-to-quarter as a result of a number of factors, many of which are outside the control of the Company. These factors include: the relatively large size of customer agreements; unpredictability in the number and timing of system sales and sales of applications hosting services; length of the sales cycle; delays in installations; changes in customers’ financial condition or budgets; increased competition; the development and introduction of new products and services; the loss of significant customers or remarketing partners; changes in government regulations, particularly as to the healthcare industry; the size and growth of the overall healthcare information technology markets; any liability and other claims that may be asserted against the Company; the Company’s ability to attract and retain qualified personnel; national and local general economic and market conditions; and other factors referenced or incorporated by reference in this Form 10-K and any other filings by the Company with the Securities and Exchange Commission.

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

The Company seeks to expand its distribution channels by creating remarketing alliances with third parties who are engaged in the sale of healthcare information systems, medical records management and outsourcing, and other healthcare information technology and patient care solutions. GE Healthcare and Telus Health, the Company’s major remarketing partners, could choose to discontinue reselling Streamline Health products, and significant customers could elect to discontinue using the Company’s products. The Company needs to ensure that it expands its distribution channels to reduce the reliance on a single major reseller.

The Company could be less profitable than expected.

Because of the relatively fixed operating expenses and overhead, the future profitability of the Company is dependent on increasing revenues which may not materialize as anticipated. Because of the Company’s anticipated shift in strategic focus towards remote application hosting services, upon obtaining new application hosting customers, the Company will have to expend a significant amount of costs and time before those new customers are able to begin using such services and the Company cannot begin to recognize revenues from those clients until the commencement of such services. Accordingly, the Company anticipates that its near term cash flow, revenue and profitability may be adversely affected by this shift in strategic focus until new hosting customers go into production. While the Company anticipates long term growth through increases in recurring subscription fees and significantly improved profit visibility, the Company’s failure to successfully implement its focus on building its application hosting services business, or the failure of such initiative to result in improved profitability, could have a material adverse effect on the Company’s liquidity, financial position and results of operations.

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

While provisions in the American Recovery and Reinvestment Act of 2009 may increase the demand for healthcare information technology, including the solutions offered by the Company, such laws and regulations may have adverse consequences on the Company.

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

While provisions in the Patient Protection and Affordable Care Act may increase the demand for healthcare information technology, including the solutions offered by the Company, such laws and regulations may have adverse consequences on the Company.

Legislation governing the dissemination of patient health information is also from time-to-time proposed and debated at the federal and state level including, but not limited to, the healthcare initiatives set forth in the Patient Protection and Affordable Care Act (the “Health Care Bill”) signed into law by President Obama on March 23, 2010. Notwithstanding that the Health Care Bill places substantial emphasis on the expansion of health care coverage to 31 million currently uninsured Americans, and introduces a significant amount of new rules and regulations affecting the complete continuum of care, the Company’s ability to benefit from such initiatives is uncertain at this time. The implementation of the provisions in the Health Care Bill may create new requirements for healthcare information technology that would require the Company to incur additional research and development expenditures to modify or expand its solutions in order to be fully compliant with any new regulations, or compete with other vendors. In addition, until it becomes clearer how the new rules and regulations will affect the administration, insurance and technology aspects of the delivery system, care providers may delay purchases of new solutions until additional details become known. In such event, the Company may experience delays in entering into new agreements with existing customers and potential new customers.

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

The market for Streamline Health’s solutions and services is characterized by rapidly changing technologies, regulatory requirements, evolving industry standards and new product introductions and enhancements that may render existing solutions obsolete or less competitive. As a result, Streamline Health’s position in the healthcare information technology market could change rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. The Company’s future success will depend, in part, upon the Company’s ability to enhance its existing solutions and services and to develop and introduce new solutions and services to meet changing requirements. The Company needs to maintain an ongoing research and development program to continue to develop new solutions and apply new technologies to its existing products, but may not have sufficient funds with which to undertake such required research and development. If the Company is not able to foresee changes and/or to react in a timely manner to such developments, the Company may experience a material, adverse impact on its business, operating results, and financial condition.

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

Federal and state laws regulate the confidentiality of patient records and the circumstances under which such records may be released. Regulations governing electronic health data privacy are continuing to evolve. The Health Insurance Portability and Accountability Act (HIPAA) of 1996, enacted August 22, 1996, is designed to improve the efficiency of healthcare by standardizing the interchange of specified electronic data, and to protect the security and confidentiality of protected health information. HIPAA requires that covered entities comply with national standards for certain types of electronic health information transactions and the data elements used in such transactions, and adopt policies and practices to ensure the integrity and confidentiality of Protected Health Information.

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

The Company’s remote application hosting services are provided over an internet connection. Any breach of security or confidentiality of protected health information could expose the Company to significant expense, and harm to the Company’s reputation.

The Company provides remote hosting services for clients, including the storage of critical patient, financial and administrative data. The Company has security measures in place to prevent or detect misappropriation of Protected Heath Information. The Company must maintain facility and systems security measures to preserve the confidentiality of data belonging to clients as well as their patients that resides on computer equipment in the Data Center, which we handle via application hosting services, or that is otherwise in the Company’s possession. Notwithstanding efforts undertaken to protect data, it can be vulnerable to infiltration as well as unintentional lapse. If confidential information is compromised, the Company could face claims for contract breach, penalties and other liabilities for violation of applicable laws or regulations, significant costs for remediation and re-engineering to prevent future occurrences, and serious harm to the Company’s reputation.

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

On October 21, 2009, the Company entered into an amended and restated revolving credit facility with its existing lender. Upon doing so, the Company was able to negotiate modified terms in which the minimum tangible net worth requirement was eliminated. There can be no assurances that the Company will be able to maintain compliance with all of the continuing covenants and other terms and conditions of this credit facility on an ongoing basis. If not, the Company could be required to pay back the amounts borrowed on an accelerated basis, which could subject the Company to decreased liquidity and other negative impacts on the Company’s business, results of operations and financial condition. Furthermore, if the Company would need to find an alternative lending source, the Company may have difficulty in doing so, particularly in the current credit environment which is not favorable to borrowers. Without a sufficient credit facility, the Company would be adversely affected by a lack of access to liquidity needed to operate the Company’s business. Any disruption in access to credit could force the Company to take measures to conserve cash, such as deferring important research and development expenses, which measures could have a material adverse effect on the Company.

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

Current economic conditions in the United States and globally may have significant effects on the Company’s customers and suppliers that would result in material adverse effects on the Company’s business, operating results and stock price.

Current economic conditions in the United States and globally and the concern that the worldwide economy may enter into a prolonged recessionary period may materially adversely affect the Company’s customers’ access to capital or willingness to spend capital on the Company’s products and services and/or their levels of cash liquidity in with which or willingness to pay for products that they will order or have already ordered from the Company. Continuing adverse economic conditions would also likely negatively impact the Company’s business, which could result in: (1) reduced demand for the Company’s products and services; (2) increased price competition for the Company’s products and services; (3) increased risk of collectability of cash from the Company’s customers; (4) increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; (5) reduced revenues; and (6) higher operating costs as a percentage of revenues.

All of the foregoing potential consequences of the current economic conditions are difficult to forecast and mitigate. As a consequence, the Company’s operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of future results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on the Company’s business, results of operations and financial condition and could adversely affect the Company’s stock price.

The market price of the Company’s common stock is likely to be highly volatile as the stock market in general can be highly volatile.

The public trading of the Company’s common stock is based on many factors, which could cause fluctuation in the price of the Company’s common stock. These factors may include, but are not limited to:

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

In connection with the preparation of the financial statements for the Company’s fiscal year end, management conducted a review of the internal control structure over financial reporting. No significant deficiencies or material weaknesses were identified. However, management cannot be certain that deficiencies will not arise in the future or be identified or that the Company will be able to correct and maintain adequate controls over financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm operating results or cause failure to meet reporting obligations in a timely and accurate manner.

Foreign currency risk

In connection with the Company’s expansion into foreign markets, the Company is a receiver of currencies other than the U.S. dollar. Accordingly, changes in the exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect the Company’s net sales and gross margins as expressed in U.S. dollars. There is also a risk that the Company will have to adjust local currency product pricing due to competitive pressures when there has been significant volatility in foreign currency exchange rates.

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

Streamline Health’s principal offices are located at 10200 Alliance Road, Suite 200, Cincinnati, OH 45242-4716. The offices consist of approximately 21,700 square feet of space under a lease that expires in July 2010. In addition, Streamline Health leases dedicated collocation high security data center space in the Cincinnati, OH area, for its hosting services, hosting center operations, which lease expires in June 2010, but has automatic renewal provisions. The current rental expense for all of these facilities approximates $400,000 annually.

Streamline Health believes that its facilities are adequate for its current needs and that suitable alternative space is available to accommodate expansion of Streamline Health’s operations. The Company is currently discussing lease options for its corporate office with potential landlords including its current landlord.

Item 3.	Legal Proceedings

Streamline Health is, from time to time, a party to various legal proceedings and claims, which arise, in the ordinary course of business. Streamline Health is not aware of any legal matters that will have a material adverse effect on Streamline Health’s consolidated results of operations or consolidated financial position.

Item 4.	(Removed and Reserved)

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and positions held by the Executive Officers of Streamline Health on April 16, 2010 are:

			First Appointed as
Name	Age	Position(1)	Executive Officer(2)

J. Brian Patsy	59	President, Chief Executive Officer, and Director	1989
Gary M. Winzenread	44	Senior Vice President Product Development and Strategy	2007
Joseph O. Brown, II	49	Vice President Administrative Services and Chief Information Officer	2007
B. Scott Boyden, Jr.	45	Senior Vice President Sales and Marketing	2008
Donald E. Vick, Jr.	46	Controller, Interim Chief Financial Officer, Interim Treasurer and Interim Corporate Secretary	2002

(1)	All current officers of Streamline Health hold office until their successors are elected and qualified or until any removal or resignation. Officers of Streamline Health are elected by the Board of Directors and serve at the discretion of the Board. For purposes of the descriptions of the background of Streamline Health’s Executive Officers, the term “Company” refers to both Streamline Health Solutions, Inc. and its predecessors LanVision Systems, Inc. and LanVision, Inc.

(2)	Represents date of appointment to Registrant or its predecessor.

J. Brian Patsy is a founder of the Company and has served as the President and a Director since Streamline Health’s inception in October 1989. Mr. Patsy was appointed Chief Executive Officer in March 1996, and served as Chairman of the Board until May 2009. Prior to founding Streamline Health, Mr. Patsy served in various executive, management and engineering capacities with Wang Laboratories, AT&T, Ameritch, the Ohio Bell Telephone Company and the National Security Agency. Mr. Patsy has over 37 years of experience in the information technology industry. Mr. Patsy received a Masters of Business Administration from Kent State University with a major in Finance and Economics in 1976, and a Bachelor of Science Degree in Electrical Engineering from the University of Akron in 1973.

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

Joseph O. Brown, II joined the Company in 1991 as Director of Information Technology. In 1998 Mr. Brown assumed responsibility for the formation and operation of the Application Hosting Operations known as ASPeN. In 2000 he was appointed Chief Information Officer, and in 2007 was elected a Vice President with responsibility for ASPeN, as well as assuming responsibility for Product Support and Client Professional Services. In early 2009, Mr. Brown assumed the title of Vice President Consulting Services and Chief Information Officer. Early in 2010 Mr. Brown’s title was changed to Vice President Administrative Services and CIO. Prior to joining Streamline Health, Mr. Brown served with the U.S. Marine Corps as a Data Systems Officer. Mr. Brown has over 23 years of experience in the information technology industry.

B. Scott Boyden, Jr. joined the Company in 2008 as Senior Vice President of Sales and Marketing. Mr. Boyden has assumed all responsibilities for managing and directing the sales and marketing activities of Streamline Health. Mr. Boyden has more than 20 years of senior-level sales, marketing and executive management experience in the healthcare industry. He has built and led winning sales teams at both regional and national levels and has a prior background of top sales performance himself. Most recently he served as the area vice president of sales for Misys Healthcare Systems, where he enjoyed a successful 10 year career, and was recognized as a top sales leader and performer contributing over $100 million of sales revenue. Mr. Boyden’s employment agreement will expire on June 30, 2010. The Company has informed him that his agreement will not be renewed.

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

(a) The Company’s Common Stock trades on the Capital Market tier of The NASDAQ Stock Market under the symbol STRM. The table below sets forth the high and low sales prices for Streamline Health Solutions, Inc. Common Stock for each of the quarters in fiscal years 2009 and 2008, as reported by The NASDAQ Stock Market, Inc.

Fiscal Year 2009	High	Low

4th Quarter (November 1, 2009 through January 31, 2010)	$2.58	$2.06
3rd Quarter (August 1, 2009 through October 31, 2009)	2.94	2.10
2nd Quarter (May 1, 2009 through July 31, 2009)	3.58	1.98
1st Quarter (February 1, 2009 through April 30, 2009)	2.30	1.15

Fiscal Year 2008	High	Low

4th Quarter (November 1, 2008 through January 31, 2009)	$2.50	$1.42
3rd Quarter (August 1, 2008 through October 31, 2008)	2.66	0.72
2nd Quarter (May 1, 2008 through July 31, 2008)	2.39	1.39
1st Quarter (February 1, 2008 through April 30, 2008)	2.88	1.68

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

(b) According to the stock transfer agent’s records, Streamline Health had 180 stockholders of record as of April 6, 2010. Because brokers and other institutions on behalf of stockholders hold many of such shares, Streamline Health is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. Streamline Health estimates that it has approximately 2,600 stockholders, based on information provided by the Company’s stock transfer agent from their search of individual participants in security position listings.

(c) Streamline Health has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY
AND RELATED STOCK MATERS

The graph below compares the cumulative total stockholder return on Common Stock with the cumulative total return on the NASDAQ U.S. Total Return Index and on the NASDAQ Computer and Data Processing Services Stock Index for the period commencing January 31, 2005 and ending January 31, 2010, assuming an investment of $100 and the reinvestment of any dividends.

The comparison in the graph below is based upon historical data and is not indicative of, nor intended to forecast the future performance of Common Stock.

	1/31/05[1]	1/31/06[1]	1/31/07[1]	1/31/08[1]	1/31/09[1]	1/31/10[1]

Streamline Health Solutions, Inc. Common Stock	$100.00	$228.01	$183.71	$86.32	$57.33	$71.99
NASDAQ U.S. Total Return Index	$100.00	$112.50	$120.66	$115.89	$57.60	$83.33
NASDAQ Computer and Data Processing Services Stock Index	$100.00	$112.10	$124.44	$130.34	$81.47	$127.91

[1]	Assumes that $100.00 was invested on January 31, 2005 in Common Stock at the closing price of $3.07 per share and at the closing sales price of each index on that date and that all dividends were reinvested. No dividends have been declared on Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

The information required above by Item 201(e) of Regulation S-K is not considered filed with the Securities and Exchange Commission, and should not be deemed to be incorporated by reference into any filing under the Securities Act or the Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

Item 6.	Selected Financial Data

The following table sets forth consolidated financial data with respect to Streamline Health for each of the five years in the period ended January 31, 2010. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year(1)
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

INCOME STATEMENT DATA:
Total revenues(2)	$18,208	$16,286	$16,684	$15,961	$16,185
Total operating expenses	16,855	17,632	17,388	15,779	14,447
Operating profit (loss)(3)	1,353	(1,346)	(704)	182	1,738
Net earnings (loss)(3 & 4)	1,288	(1,375)	(736)	96	2,551
Basic net earnings (loss) per share of Common stock	.14	(.15)	(.08)	.01	.28
Diluted net earnings (loss) per share of Common stock	.14	(.15)	(.08)	.01	.27
Shares used in computing basic per share data	9,381	9,286	9,234	9,195	9,121
Shares used in computing diluted per share data	9,531	9,286	9,234	9,722	9,425
BALANCE SHEET DATA (at end of the year):
Cash	$1,025	$3,129	$2,189	$3,317	$4,634
Working capital (deficit)	(1,263)	(781)	267	2,748	3,347
Total assets	17,525	16,732	16,099	15,301	16,433
Long-term debt, including current portion	900	800	—	1,000	2,000
Total stockholders’ equity	8,731	7,097	8,193	8,644	8,351
Cash dividends declared	—	—	—	—	—

(1)	All references to a fiscal year refer to the fiscal year of Streamline Health commencing February 1 of that calendar year and ending on January 31 of the following year.

(2)	During fiscal 2008, the Company revised its historical financial statements to reclassify revenue and costs related to certain maintenance services. During a review of the accounting treatment of its revenue recognition policies, the Company determined that certain revisions to the accounting treatment of its revenue recognition for royalty commissions paid to GE Healthcare were necessary. The selected financial data presented above reflect the revised amounts.

(3)	Operating profit (loss) and net earnings (loss) includes a $100,000, $100,000, and $41,000 reduction in reserves due to changes in estimates, in 2006, 2007, and 2008, respectively.

(4)	Net earnings in 2005 includes a tax benefit of $897,000 relating to the reduction in the valuation allowances for the deferred tax assets relating to the net operating loss carry forward based upon reasonable future earnings before income tax projections.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

See also PART 1, ITEM 1, BUSINESS for general and specific descriptions of Streamline Health’s business.

EXECUTIVE OVERVIEW

Company Initiatives and Strategy

In 2009, the Company established a new division to take advantage of what we believe is a significant growth opportunity to provide customized document workflow solutions and Business Process Management (or BPM) consulting services. Many industry consultants, including Gartner Research, believe healthcare organizations face an ever increasing demand to improve business processes and reduce costs, especially in the current economic climate. Business Process Management is a proven discipline which allows organizations to improve their business operations by identifying, automating and optimizing existing labor-intensive business processes that cause bottlenecks and inefficiencies.

BPM solutions are quickly rising to the top of technology spending priorities across many healthcare organizations. A CIO study by HIMSS Analytics placed BPM solutions as the number two spending priority on corporate IT budgets. Additionally, according to Forrester Research, by 2011 the global market for BPM solutions is expected to reach $6.3 billion. This is a significant increase from the under $1 billion produced in 2006.

The Company has already created and installed numerous custom workflow-based BPM solutions, referred to as Streamline Optimization Solutions, or SOS, at several existing customer locations, enabling them to streamline their Patient Financial Services, Human Resources and administrative document-centric processes.

Streamline Health’s objective is to continue to be a leading provider of health information management, Patient Financial Services, and administrative workflow solutions to the healthcare industry by providing process integration services and solutions.

Highlight Customer Satisfaction

The Company has made significant investment in customer satisfaction initiatives during fiscal 2009, which will continue into 2010. The Company has identified the need to better service our legacy architecture as we transition our existing customer base to the fifth generation architecture, accessANYware 5.0.

Focus on Sales and Marketing

As a result of the first delivery and implementation of the Company’s 5th generation architecture, accessANYware 5.0, in 2010 it is anticipated that the Company will shift its investments in resources from research and development into additional sales, marketing and implementation resources. The Company has developed a library of departmental process optimization solutions that it believes will provide the impetus for its future growth. Accordingly, the Company will be investing in additional resources to promote, sell and implement its portfolio of departmental solutions.

Building the Recurring Revenue Stream

Streamline Health experienced a significant growth in hosting services contracts and related backlog of recurring revenue over the past two fiscal years. The Company is experiencing a dramatic shift away from its traditional model of licensed, locally installed software, towards our hosted delivery model. A desirable byproduct of this dramatic shift to the hosted model is much better visibility for future revenue streams based on backlog fulfillment from hosted contracts over typical five year contract periods, as well as a high percentage of contract renewals after the initial term.

Factors that we believe have contributed to this significant shift to the hosted delivery model are:

1.	Hosted services are now becoming more main stream, and market adoption has increased dramatically over the past few years.

2.	Small to mid-sized healthcare organizations do not have the capital, or the information technology staffs to support complex, locally installed software.

3.	Economic conditions, and reduced access to credit have forced hospital organizations to reconsider their capital purchases and look to operating lease alternatives, such as our hosted services, to meet their software needs.

4.	Hosted services are an excellent hedge against future obsolescence, and provide a lower-risk alternative to traditional licensed models.

Streamline Health now provides hosted services to The Health Alliance of Greater Cincinnati, Catholic Healthcare West, T. J. Sampson Community Hospital, Bronx Lebanon Hospital Center, Patty A. Clay Medical Center, Marion General Medical Center, the University of California San Francisco (UCSF), Massena Medical Center, Columbus Ohio Vital Statistics, and Children’s Medical Center of Columbus, OH, New York Presbyterian Hospital, and Children’s National Medical Center, Washington, D.C., among others. In addition, Streamline Health has licensed its workflow and document management solutions, which are installed at leading healthcare providers including Parkview Health, Pro Health Care, Peace Health, Texas Health Resources, Sarasota Memorial Hospital, the Albert Einstein Healthcare Network, Beth Israel Medical Center, and Memorial Sloan-Kettering Cancer Center, among others.

We believe that the realignment will better focus and position the company to take advantage of increased market opportunities for hosted services, particularly at the lower end of the healthcare market where opportunities for these services is growing much faster than the marketplace in general. We also believe that our hosted services provide us with a significant advantage in the marketplace, as many of our competitors do not have a comparable offering.

Expand Distribution Channels

Streamline Health estimates the total market for Streamline Health’s document management solutions and services could be in excess of $16 billion, and the market is less than 30% penetrated. Streamline Health strongly believes its highly evolved, secure and technologically advanced web browser-based hosted applications will position Streamline Health to take advantage of, what it continues to believe will be, significantly increasing market opportunities for Streamline Health and its distribution partners in the future.

Execute on Product Development Goals

Streamline Health intends to continue its product development efforts and increase the functionality of existing applications along with the development of new applications using workflow technologies. In particular, Streamline Health intends to increase the functionality of its web-based applications. Streamline Health has continued to add new features, functionality and workflow applications to its suite of products, including revenue cycle management solutions such as remote coding, remote physician order processing, pre-admission registration scanning, insurance verification, explanation of benefits processing, and enterprise compliance solutions.

Streamline Health believes only the most robust, flexible, dependable solutions will survive in the healthcare market, and Streamline Health has attempted to establish itself as a leader in document management and workflow-based solutions through strong product development.

Continued Research and Development

Streamline Health continues to focus its research and development efforts to develop new application software and increase the functionality of existing applications. Customer requirements and desires significantly influence Streamline Health’s research and development efforts.

Results of Operations

Fiscal 2009 revenue performance was in line with expectations. The Company recognized revenues of approximately $18.2 million, a record for the Company. The revenues recognized relating to the general availability of accessANYware 5.0, and continued revenue recognition of hosted contracts, were coupled with targeted expense reductions and phased-in strategic investments, which were primary contributors to the Company exceeding its expectations of operating profits in fiscal 2009. The Company achieved an operating profit of approximately $1.4 million in fiscal 2009, compared to operating losses of $1.3 million in fiscal 2008.

The following table sets forth, for each fiscal year indicated, certain operating data as percentages:

Statement of Operations(1)

	Fiscal Year(2)
	2009	2008

Systems sales	20.2%	20.0%
Services, maintenance and support	61.7	62.1
Application-hosting services	18.1	17.9

Total revenues	100.0	100.0
Cost of sales	53.1	54.5
Selling, general and administrative	30.2	39.9
Product research and development	9.2	13.9

Total operating expenses	92.5	108.3

Operating profit (loss)	7.4	(8.3)
Other income (expense), net	(.3)	(.1)
Income tax net benefit	—	—

Net earnings(loss)	7.1%	(8.4)%

Cost of systems sales	81.5%	102.4%

Cost of services, maintenance and support	44.8%	42.8%

Cost of application-hosting services	49.7%	41.5%

(1)	Because a significant percentage of the operating costs are incurred at levels that are not necessarily correlated with revenue levels, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past operations nor are they necessarily indicative of the future operations of Streamline Health in the near or long-term. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

(2)	All references to a fiscal year refer to the fiscal year commencing on February 1 of that calendar year and ending on January 31 of the following year.

Comparison of fiscal year 2009 with 2008

The approximate net increase in working capital deficit of $482,000 at January 31, 2010 from January 31, 2009 resulted primarily from the following:

The decrease in cash resulted primarily from significant increases in accounts receivable net of cash collected, property and equipment additions, and capitalized software expenditures. In addition, the timing of vendor payments and deferred revenues negatively impacted the balance of cash at the end of the fiscal year.

The net increase of $1,098,000 in accounts and contract receivables, both current and non-current, is primarily due to the general release of accessANYware 5.0 and the associated billed receivables of approximately $760,000. This was coupled with a net $473,000 increase in billed receivables in the fourth quarter.

The approximate $393,000 increase in accounts payable and accrued expenses at January 31, 2010 from January 31, 2009 is due to compensation accruals, including quarterly commissions and discretionary bonuses, coupled with the timing of vendor payments at the end of the fiscal year.

The approximate $1.7 million decrease in deferred revenues results primarily from revenues recognized in the amount of $800,000 on one large hosted contract due to acceptance criteria being met, $240,000 relating to the delivery of accessANYware 5.0 to a Canadian customer, and approximately $600,000 relating to earned maintenance revenues.

Revenues

Revenues consisted of the following (in thousands):

	For the Years Ended January 31,		Dollars	Percent
	2009	2008	Change	Change

Proprietary software(1)	$2,438	$1,565	$873	56%
Hardware & third party software(1)	1,236	1,684	(448)	(27)%
Professional services(2)	3,713	2,794	919	33%
Maintenance & support(2)	7,520	7,331	189	3%
Application hosting services	3,301	2,912	389	13%

Total Revenues	$18,208	$16,286	$1,922	12%

(1)	Proprietary software and hardware are the components of the system sales line item

(2)	Professional services and maintenance & support are the components of the service, maintenance and support line item. This includes BPM consulting services.

Total revenues for fiscal year 2009 were $18,208,000 compared with revenues of $16,286,000 in fiscal year 2008, an increase of approximately $1,923,000, or 12%. The increase is attributable to the software and other services revenue recognized which are associated with the delivery of accessANYware 5.0 to a Canadian customer, and coupled with increases in application hosting revenues and professional services. In addition, the Company’s increased application hosting is primarily due to several newer hosted customer projects reaching acceptance criteria by the third quarter of fiscal 2009. Revenues from new hosted customer agreements entered into since July of fiscal 2008 continue to incrementally roll out in fiscal 2009.

Proprietary software — Revenues from software sales in fiscal year 2009 were $2,438,000, an increase of $873,000, or 56% from fiscal 2008. This increase was the result of approximately $1.7 million in software revenues recognized, net of foreign currency adjustments, relative to the general availability and delivery of accessANYware 5.0 to a Canadian customer. This was offset by decreased spending on new proprietary software by our existing customers.

Hardware and third party software — Revenues from hardware and third party software sales in fiscal 2009 were $1,236,000, a decrease of $448,000, or 27% from fiscal 2008. The decrease in hardware and third party software revenue in fiscal 2009 is primarily attributable to a decrease in upgrades from the existing customer base in fiscal 2009, as compared to fiscal 2008.

Maintenance and support — Revenues from maintenance, and support in fiscal year 2009 were $7,520,000, an increase of $189,000, or 3% from fiscal 2008. The increase in maintenance and support results from the addition of new customers, expansion of existing systems by customers, and scheduled annual increases for renewals.

Professional services — Revenues from professional services in fiscal year 2009 were $3,713,000, an increase of $919,000, or 33% from fiscal 2008. In fiscal 2008, the Company entered into several application-hosting services contracts for which the customer acceptance provisions within that contract caused professional services revenue to be deferred until all customer acceptance provisions were met. The professional services revenues recognized due to customer milestones being met contributed to the large increase, along with a continued high demand for professional services from our customer base.

Application hosting — Revenues from application-hosting services were $3,301,000 or an increase of $389,000, or 14% from fiscal 2008. This increase is attributable to an increase in the number of hosting customers. Revenues from new hosted customer agreements entered into since July of fiscal 2008 continue to roll out in fiscal 2009, fueling increases in the recurring hosted revenue stream.

Revenues from remarketing partners — Total revenues from GE were $5,639,000, or 31% in fiscal year 2009 as compared to $6,069,000, or 37% in fiscal 2008. Revenues in fiscal 2009 were primarily derived of $644,000 for hardware and third party software sales, $519,000 for Streamline Health software, $1,174,000 for professional services, $2,877,000 for maintenance and support revenues, and $425,000 of hosting revenues. Streamline Health relies on GE Healthcare for a significant amount of its revenues, the loss of which would have a material adverse affect on future results of operations.

Total revenues from Telus Health were $2,071,000 in fiscal year 2009, or 11% of total revenues. Revenues were primarily derived of $1,712,000 for Streamline Health software, and $297,000 for professional services. Remaining recognized revenues were from hardware & third party software, and system maintenance.

In fiscal year 2009, three customers accounted for 19% of the total revenues, compared to 25% in fiscal year 2008, exclusive of our remarketing partners. A substantial portion of fiscal year total 2009 revenues came from fulfillment of backlog and add-on business, primarily expansion and upgrades and a large new customer in the fourth quarter of fiscal 2009.

Cost of Sales

Cost of sales consisted of the following (in thousands):

	For the Years
	Ended January 31,		Dollars	Percent
	2009	2008	Change	Change

Cost of system sales	$2,993	$3,328	$(335)	(10)%
Cost of services, maintenance and support	5,033	4,329	704	16%
Cost of application hosting	1,642	1,208	434	36%

Total cost of sales	$9,668	$8,865	$803	9%

Cost of sales consists of cost of systems sales, cost of services, maintenance and support, and cost of application-hosting services. Cost of systems sales includes amortization of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The cost of systems sales as a percentage of associated revenues in fiscal year 2009 and 2008 were 82% and 102%, respectively. The decrease in the cost of sales is primarily the result of the reduced hardware and third party software sales and the associated direct costs. Cost of systems sales as a percentage of systems sales may vary from period-to-period depending on hardware and software configurations of the systems sold or add-on sales delivered. The relatively fixed cost of the capitalized software amortization compared to the variable nature of system sales each quarter causes these percentages to vary dramatically, especially in those periods where systems sales are low.

Cost of services, maintenance and support as a percentage of services, maintenance and support revenues in 2009 and 2008 were 45% and 43%, respectively. The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. These increases are due to primarily the increased professional services staffing costs and third party maintenance contract costs associated with supporting an increased customer base, and specifically the startup costs of the BPM services.

The cost of application-hosting services in 2009 and 2008 as a percentage of revenues was 50% and 42%, respectively. The cost of application-hosting services operations is relatively fixed, but subject to inflation for the goods and services it requires. The increase is primarily attributable to increased depreciation and third party license and maintenance expenses as a result of the growing hosting center operations.

Selling, General and Administrative Expense

	For the Years
	Ended January 31,		Dollars	Percent
	2009	2008	Change	Change
	(In thousands):

Selling, general, and administrative	$5,504	$6,503	$(999)	(15)%

Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. Selling, General and Administrative expenses in fiscal 2009 and 2008 as a percentage of revenues were 30% and 40%, respectively. This decrease over the respective comparable prior periods is due to effective cost management measures begun in the third quarter of fiscal 2008 including; planned reductions in sales and administrative expenses, and strategic hiring and employee compensation structures since the reduction in sales force during fiscal 2008. The Company has been able to capitalize on the efficiencies gained by improving the allocation of resources, and reducing expenses.

Product Research and Development Expense

	For the Years
	Ended January 31,		Dollars	Percent
	2009	2008	Change	Change
	(In thousands):

Research and development	$1,683	$2,264	$(581)	(26)%

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Research and development expenses in fiscal 2009 and 2008, as a percentage of revenues, were 9% and 14%, respectively. While software capitalization remained relatively constant, the decrease in the percentage of research and development expense to revenue was attributable to cost cutting measures, which decreased research and development expenses not eligible for capitalization in the fourth quarter of fiscal 2009.

Operating Profit (loss)

The Company achieved an operating profit of $1,354,000 in fiscal 2009, compared to a operating loss of $1,347,000 in fiscal 2008. Significant revenues recognized relating to the general availability of accessANYware 5.0 and the continued revenue recognition of hosted contracts; which were coupled with targeted expense reductions and efficiency initiatives, contributed to improved operating profits.

Other Income (Expense)

Interest income in fiscal 2009 was $0 compared $8,000 in fiscal 2008. Interest income consists primarily of interest on cash balances. The interest income declined during 2009 because of lower cash balances and lower interest rates. Interest expense in 2009 was related to the working capital facility interest and fees, along with accrued interest for the capital lease. Interest expense from the working capital facility was $42,000 in fiscal 2009 compared with $24,000 in fiscal 2008. The increase in the interest expense in 2009 results primarily from a larger average balance outstanding than in fiscal 2008.

Provision for Income Taxes

The tax provision in fiscal 2009 is comprised of Federal alternative minimum tax, and state taxes. The tax provision in 2008 is primarily state provisions.

Net Earnings (loss)

The Company achieved net earnings of $1,288,000 in fiscal 2009, compared to a net loss of $1,375,000 in fiscal 2008. Significant revenues recognized relating to accessANYware 5.0 and hosted contracts, and strategic spending allowed for significantly improved earnings in fiscal 2009.

Backlog

At January 31, 2010 Streamline Health has master agreements and purchase orders from customers and remarketing partners for systems and related services (excluding support and maintenance, and transaction-based application-hosting revenues), which have not been delivered or installed which, if fully performed, would generate future revenues of approximately $4,454,000 compared with $6,559,000 at January 31, 2009. The related systems and services are expected to be delivered over the next two to three years. The decrease in the backlog is the result of fewer contracts entered into during fiscal 2009 and further recognition of the professional services related to fiscal 2008 contracts. The $201,000 Streamline Health software component of this backlog declined from the prior year of $1,027,000 due to the recognition of the revenue in the fourth quarter of fiscal 2009, for the delivery of accessANYware 5.0 to a Canadian customer. At January 31, 2010, Streamline Health had maintenance agreements purchase orders, from customers and remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $5,987,000 compared with $6,578,000 at January 31, 2009, through their respective renewal dates in fiscal year 2010 and 2011. The decrease results primarily from the recognition in fiscal 2009 of maintenance revenue from one long term maintenance contract for one large customer. At January 31, 2010, Streamline Health has entered into hosting agreements, which are expected to generate revenues in excess of $9,414,000 through their respective renewal dates in fiscal years 2010 through 2014. The application-hosting backlog decreased from the $13,043,000 at January 31, 2009, due to the decreased volume of new hosting business and renewals, and recognized revenues from contracts signed in fiscal 2008.

Below is a summary of the backlog at January 31, 2010 and 2009:

	January 31, 2010	January 31, 2009

Streamline Health Software Licenses	$201,000	$1,027,000
Custom Software	105,000	278,000
Hardware and Third Party Software	171,000	562,000
Professional Services	3,977,000	4,691,000
Application Hosting Services	9,414,000	13,043,000
Recurring Maintenance	5,987,000	6,578,000

TOTAL	$19,855,000	$26,179,000

Streamline Health believes a greater percentage of its future revenues will come from remarketing agreements with, GE Healthcare, and other HIS related vendors such as the Telus Health agreement that was entered into in December 2007. Streamline Health continues to actively pursue remarketing agreements with other companies.

The commencement of revenue recognition varies depending on the size and complexity of the system; the implementation schedule requested by the customer and usage by customers of the application-hosting services. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period. Streamline Health’s master agreements generally provide that the customer may terminate its agreement upon a material breach by Streamline Health, or may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of a master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of Streamline Health to procure additional agreements, could have a material adverse effect on Streamline Health’s business, financial condition, and results of operations.

Outlook for 2010

As current customers and new prospects review their needs for enhancement of their current enterprise wide systems, the Company expects to see an increased demand for departmental workflow solutions, and custom workflow consulting offerings. The Company expects to also see growth in our remarketing relationships. Declines in purchased software can have an adverse affect on our short term earnings. However, increases in hosted agreements create a baseline of recurring revenues that lessen large changes in earnings from year to year. The Company also intends to continue with targeted spending and cost efficiency measures implemented in fiscal 2008 and 2009, into fiscal 2010. The Company expects the capitalization of software development costs to decrease in 2010, due to the completion of the first major release of accessANYware 5.0 in January 2010. Likewise, the Company is expected to incur amortization expenses in excess of $3.4 million in fiscal 2010 relating to the capitalized software development costs for accessANYware 5.0 beginning to amortize due to its general availability in January 2010.

Application of Critical Accounting Policies

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

Revenue Recognition

The Company derives revenue from the licensing and sale of systems, either directly to end-users or through third-party resellers, comprising of internally developed software, third-party software and hardware components; product support, maintenance and professional services. The Company also sells the software application through hosting services which also provide high quality, transaction or subscription based document imaging/management services from a central data center.

The Company recognizes revenue in accordance with ASC 985-605, Software-Revenue Recognition and ASC 605-25 Revenue Recognition — Multiple-element arrangements. The Company commences revenue recognition when the following criteria all have been met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The arrangement fees are fixed or determinable, and

•	Collection is considered probable

If the Company determines that any of the above criteria has not been met, the Company will defer recognition of the revenue until all the criteria have been met.

Multiple Element Arrangements — In arrangements that include multiple elements (e.g., proprietary software, other third party hardware and software components, post-contract customer support (PCS) installation services, and/or training), the Company allocates the total revenue to be earned under the arrangement to the elements based on their relative fair value of vendor specific objective evidence (VSOE), which is based on the price charged when that element is sold separately. The amounts representing the fair value of VSOE of the undelivered items such as PCS are deferred until delivered, or recognized pro rata over the service contract, which is typically one year.

Software License Arrangements — The Company utilizes the residual method to recognize software license fees provided all other revenue recognition criteria have been met. Under the residual method, the difference between the fair value of VSOE of the undelivered elements and the total arrangement fee is recognized as the license fee upon delivery. The revenue related to the undelivered elements are deferred until delivered and/or recognized pro rata over the term that the related service contract.

Billings to customers recorded prior to the recognition of revenues are classified as deferred revenues. Revenues recognized prior to progress billings to customers are recorded as contract receivables.

Each contract is reviewed quarterly by management to determine the appropriateness of the revenue recognition criteria applied to the individual contracts based upon the most currently available information as to the status of the contract, the customer comments, if any, and the status of any open or unresolved issues with the customer.

Allowance for Doubtful Accounts

Accounts and contract receivables are comprised of amounts owed Streamline Health for licensed software, professional services, including maintenance services and application-hosting services. Contracts with individual customers and resellers determine when receivables are due and payable. In determining the allowance for doubtful accounts, each unpaid receivable greater than ninety days old is reviewed monthly to determine the payment status based upon the most currently available information as to the status of the receivables, the customer comments, if any, and the status of any open or unresolved issues with the customer preventing the payment thereof. In addition, the financial status of current customers is reviewed monthly to determine the customer’s ability to pay their outstanding balance. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. During these monthly reviews, Streamline Health determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its customers or resellers to make required payments. If the financial condition of the Company’s customers or resellers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company’s customers typically have been well-established hospitals, medical facilities, or major Healthcare Information Systems companies that resell Streamline Health products, which have good credit histories, and payments have been received within normal time frames for the industry. However, some healthcare facilities have experienced significant operating losses and limited cash resources as a result of limits on third-party reimbursements from insurance companies and governmental entities. Extended payment of receivables is not uncommon from such healthcare facilities.

Capitalized Software Development Costs

Software development costs are accounted for in accordance with ASC 985-20 Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized until available for general release to customers, and subsequently reported at the lower of unamortized cost or net realizable value.

Amortization is calculated on a product-by-product basis and is over the estimated economic life of the software, typically three years, using the straight-line method. Amortization commences immediately following when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination.

Streamline Health reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization. In the fourth quarter of 2008, the Company expensed approximately $408,000 for partial impairment on a specific workflow product that had been under development for the past few years. The capitalized costs relating to this product were written down to its expected net realizable value based upon the current future sales estimates at January 31, 2009. There was no impairment recognized in fiscal 2009.

Streamline Health believes that to replicate its existing software would cost significantly more than the stated net book value of $8,049,000 at January 31, 2010. Over the last three years, Streamline Health has spent approximately $17,080,000 in research and development, of which $10,000,000, or 59%, has been capitalized. Amortization of capitalized software expenditures during the last three years has amounted to approximately $5,704,000 or a net increase in capitalized software of approximately $4,296,000 during the last three years. Many of the programs related to capitalized software development continue to have significant value to Streamline Health’s current solutions and those under development, as the concepts, ideas, and software code are readily transferable and are incorporated into new products.

Equity Awards — Stock-Based Compensation

The Company records equity award expenses in accordance with ASC 718, Compensation — Stock Compensation, which requires the expensing of the fair value of the equity award on a straight line basis, over the vesting period. Future grants of equity awards could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

The fair value of stock options is estimated at the date of grants using a Black-Scholes option pricing model using the following weighted average assumptions of the risk-free interest rate, dividend yield, volatility factor of the expected market price of Streamline Health’s common stock, the expected life of stock options and a forfeiture rate. We currently estimate volatility by using the historical volatility of our common stock. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term input to the Black-Scholes model. We estimate forfeitures using a historical forfeiture rate.

Income Taxes

Income taxes are accounted for under the provisions of ASC 740, Income Taxes. Assumptions and estimates are used in determining the appropriate amount of expense to record for income taxes. These assumptions and estimates consider the taxing jurisdictions in which the Company operates as well as current tax regulations. Accruals are established for estimates of tax effects for certain transactions, credits, and future projected profitability of our businesses based on our interpretation of existing facts and circumstances. If these assumptions and estimates were to change as a result of new evidence or changes in circumstances, the change in estimate could result in a material adjustment to the consolidated financial statements. In fiscal 2007, the changes to the Company’s reserve for uncertain tax positions yielded a $28,000 adjustment to increase the beginning balance of retained earnings on the Company’s fiscal 2008 balance sheet. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate adjustments that will result in a material change to its financial position during the next twelve months. Therefore, no reserves for uncertain tax positions have been recorded as of January 31, 2010.

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

Fair Value Measurements

The Company determines fair value measurements using the fair value hierarchy which distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3).

Liquidity and Capital Resources

Traditionally, Streamline Health has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, bank loans, and revolving lines of credit. Streamline Health’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from customers, (ii) amounts invested in research and development, capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter.

Streamline Health’s customers typically have been well-established hospitals or medical facilities or major HIS companies that resell Streamline Health’ products, which have good credit histories and payments have been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments. Current economic events, as well as the uncertainty in the credit markets, have adversely affected the availability of financing for some of our customers. These recent events, to date, have not materially impacted the quality of our accounts receivable balances or our ability to access our Working Capital Facility.

Streamline Health has no significant obligations for capital resources, other than the $900,000 borrowed under its bank line of credit at January 31, 2010, and the non-cancelable operating leases of approximately $329,000 payable over the next four years, and $461,000 for capital leases. Capital expenditures for property and equipment in 2010 are not expected to exceed $1,000,000. Streamline Health capitalized approximately $3,668,000 and 3,680,000 in 2009 and 2008, respectively. Research and development expense, net of capitalized software development expenditures, was $1,683,000 and $2,264,000 in 2009 and 2008, respectively.

Net cash provided by operations in fiscal 2009 was approximately $2,100,000, a decrease of approximately $2,500,000 from approximately $4,600,000 in the prior fiscal year. The relative decrease resulted primarily from a decrease in cash provided from accounts, contracts and installment receivables of $3,613,000, decreased cash from deferred revenues of $3,770,000, decrease in cash used from accounts payable and accrued expenses of $1,484,000 and offset by decrease in cash used in other prepaid assets of $553,000. See the Consolidated Statements of Cash Flows for the individual components comprising the net cash provided by operating activities.

During the last two years, Streamline Health has provided significant net cash outlays for capital expenditures, sales and marketing investments, product research and development investments, support and consulting investments, and made net debt repayments of approximately $3,000,000. Accordingly, to position the Company to achieve consistent and increasing revenues and profitability, the Company has begun to shift away from traditional software license sales towards a focus on application hosting sales. This shift creates a cash flow deficiency in the early years of the hosted contract life as cash payments for the service are received over the life of the hosted contract. To combat this, the Company has selectively and prudently reallocated expenses away from development efforts and invested in sales and marketing resources and talent that is expected to produce improved results in fiscal 2010. The Company has also made a significant reinvestment in customer support efforts for the transition to accessANYware 5.0, and enhancements in the support of the existing accessANYware customers. The Company views these reallocations of resources as essential to the future short term and long term success of the company, however there can be no assurance that these investments will achieve their stated goals.

At January 31, 2010, Streamline Health had cash on hand of $1,025,000. Streamline Health believes that its present cash position, combined with cash generation currently anticipated from operations, the availability of the revolving credit facility, and possible access to new funding sources will be sufficient to meet anticipated cash requirements for the next twelve months. However, continued expansion of the Company will require additional resources. The Company may need to incur debt, obtain an additional infusion of capital, or a combination of both, depending on the extent of the expansion of the Company and future revenues and expenses. However, there can be no assurance Streamline Health will be able to do so. The Company is evaluating financing options available to the Company.

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

Contractual Obligations

The following table details the remaining future minimum obligations, by fiscal year, as of the end of fiscal 2009 for all contractual obligations. There are no other contractual obligations beyond fiscal year 2013.

	Fiscal Year
	Total	2010	2011	2012		2013

Revolving note	$900,000	$—	$900,000	$		$—
Operating leases	328,759	261,844	43,125		19,032	4,758
Capital lease	460,944	230,472	230,472		—	—

Total	$1,689,703	$492,316	$1,173,597		$19,032	$4,758

Working Capital Facility

On October 21, 2009, Streamline Health entered into an amended and restated revolving note with Fifth Third Bank, Cincinnati, OH. The terms of the loan remain the same as set forth in the revolving note entered into on July 31, 2008, as amended on January 6, 2009, and October 21, 2009 except as follows:

•	The maximum principal amount that can be borrowed has increased to $2,750,000 from the prior maximum amount of $2,000,000;

•	The maturity date of the loan has been extended to October 1, 2011 from August 1, 2010; and

•	The interest rate on the outstanding principal balance will accrue at an annual floating rate of interest equal to the Adjusted Libor Rate (as defined in the revolving note) plus 3.25%;

•	The requirement to maintain certain levels of tangible net worth has been eliminated.

In connection with the entering into of the revised revolving note, the Company also entered into an amended and restated continuing guaranty agreement. The terms of the continuing guaranty agreement remain the same as set forth in the guaranty agreement entered into on July 31, 2008, as amended on January 6, 2009, and October 21, 2009 except that the covenant that formerly required the Company to maintain certain levels of minimum tangible net worth has been eliminated. The loan also continues to be secured by a first lien on all of the assets of the Company pursuant to security agreements entered into by the Company.

Streamline Health was in compliance with all of the loan covenants at January 31, 2010. The Company pays a commitment fee on the unused portion of the facility of 0.06%. The Company had outstanding borrowings of $900,000 as of January 31, 2010.

For details of the amended notes from previous years, see the audited financial statements.

Operating Leases

Streamline Health rents office, data center space and equipment under non-cancelable operating leases that expire, at various times, during the next three fiscal years. Streamline Health is in the process of reviewing its options with respect to its main corporate office lease which expires in July, 2010.

Capital Lease

Streamline Health acquired additional computer equipment for the application hosting services data center in January 2009, which are accounted for as a capitalized lease. The lease is payable in monthly installments through the lease term expiring January, 2012.

Off Balance Sheet Arrangements

Streamline Health does not have any off balance sheet arrangements as of January 31, 2010.

Contingencies

Streamline Health is, from time to time, a party to various legal proceedings and claims, which arise, in the ordinary course of business. Streamline Health is not aware of any legal matters that will have a material adverse effect on Streamline Health’s consolidated results of operations or consolidated financial position.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily through its working capital credit facility with Fifth Third Bank. As of January 31, 2010, our effective interest rate was 3.50%. Based on borrowings of $900,000 as of January 31, 2010, for each percentage point increase in the interest rate, annual interest expense would increase by less than $10,000. This analysis uses simplified assumptions such as across-the-board increases or decreases in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of increases or decreases in the outstanding debt, which generally occurs throughout the fiscal year. Therefore, although it gives an indication of the Company’s exposure to changes in interest rates, it is not intended to predict future results, which may vary significantly.

Currently, the Company does not have any financial instruments for trading or other speculative purposes or to manage interest rate exposure.

Streamline Health currently invests its cash balances, in excess of its current needs in an interest bearing, or bank fee reduction based, checking account. As such, Streamline Health does not have any significant market risk exposure at January 31, 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Streamline Health Solutions, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Streamline Health Solutions, Inc. as of January 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended January 31, 2010 and 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streamline Health Solutions, Inc. at January 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois
April 16, 2010
/s/  BDO Seidman, LLP

CONSOLIDATED BALANCE SHEETS

	January 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$1,025,173	$3,128,801
Accounts receivable, net of allowance for doubtful accounts of $100,000	1,922,279	1,328,508
Contract receivables	1,182,308	502,373
Prepaid hardware and third party software for future delivery	149,281	681,540
Prepaid other, including prepaid customer maintenance contracts	1,363,332	802,951
Deferred income taxes	224,000	247,000

Total current assets	5,866,373	6,691,173
Property and equipment:
Computer equipment	2,987,039	2,475,928
Computer software	1,816,397	1,405,407
Office furniture, fixtures and equipment	747,867	737,344
Leasehold improvements	574,257	574,257

	6,125,560	5,192,936
Accumulated depreciation and amortization	(4,344,432)	(3,625,408)

	1,781,128	1,567,528
Contract receivables, less current portion	146,093	321,500
Capitalized software development costs, net of accumulated amortization of $10,411,828 and $8,311,760, respectively	8,049,292	6,481,360
Other, including deferred taxes of $1,651,000 and $1,628,000, respectively	1,681,661	1,670,891

	$17,524,547	$16,732,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$887,928	$759,577
Accrued compensation	559,235	299,000
Accrued other expenses	476,504	472,113
Current portion of capital lease obligations	249,309	—
Current portion of deferred revenues	4,956,303	5,941,837

Total current liabilities	7,129,279	7,472,527
Deferred revenues, less current portion	602,239	1,313,977
Line of credit	900,000	800,000
Capital lease obligation, less current portion	161,666	—
Other	—	48,842

Total liabilities	8,793,184	9,635,346
Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,436,824 and 9,354,782 shares issued and outstanding, respectively	94,368	93,548
Additional paid in capital	36,160,126	35,820,417
Accumulated other comprehensive income	5,620	—
Accumulated (deficit)	(27,528,751)	(28,816,859)

Total stockholders’ equity	8,731,363	7,097,106

	$17,524,547	$16,732,452

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2009	2008

Revenues:
Systems sales	$3,673,522	$3,249,270
Services, maintenance and support	11,233,183	10,124,829
Application-hosting services	3,301,493	2,911,559

Total revenues	18,208,198	16,285,658

Operating expenses:
Cost of systems sales	2,993,442	3,327,944
Cost of services, maintenance and support	5,033,145	4,329,026
Cost of application-hosting services	1,641,576	1,207,590
Selling, general and administrative	5,503,580	6,503,465
Product research and development	1,682,773	2,264,332

Total operating expenses	16,854,516	17,632,357

Operating profit (loss)	1,353,682	(1,346,699)
Other income (expense):
Interest income	—	7,865
Interest expense	(43,823)	(24,436)
Other income (expenses)	18,749	—

Earnings (loss) before income taxes	1,328,608	(1,363,270)
Income tax (expense)	(40,500)	(11,700)

Net earnings (loss)	$1,288,108	$(1,374,970)

Basic net earnings (loss) per common share	$.14	$(.15)

Number of shares used in basic per common share computation	9,381,285	9,286,261

Diluted net earnings (loss) per common share	$.14	$(.15)

Number of shares used in diluted per common share computation	9,530,891	9,286,261

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

				Accumulated
	Convertible		Additional	other		Total
	redeemable	Common	paid in	comprehensive	Accumulated	stockholders’
	preferred stock	stock	capital	income	(deficit)	equity

Balance at January 31, 2008	—	92,603	35,542,222	—	(27,441,889)	8,192,936
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	945	119,448	—	—	120,393
Share-based compensation expense	—	—	158,747	—	—	158,747
Net (loss)	—	—	—	—	(1,374,970)	(1,374,970)

Balance at January 31, 2009	—	93,548	35,820,417		(28,816,859)	7,097,106
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	465	65,435	—		65,900
Restricted stock issued	—	355	(355)	—		—
Share-based compensation expense	—		274,629	—		274,629
Unrecognized benefit of foreign currency forward contracts	—			5,620		5,620
Net (loss)				—	1,288,108	1,288,108

Balance at January 31, 2010	$—	$94,368	$36,160,126	$5,620	$(27,528,751)	$8,731,363

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2009	2008

Operating activities:
Net earnings (loss)	$1,288,108	$(1,374,970)
Adjustments to reconcile net earnings(loss) to net cash provided by operating activities:
Depreciation and amortization	2,868,997	2,369,670
Impairment loss on capitalized software development costs	—	408,809
Loss on disposal of fixed assets	4,308	—
Share-based compensation expense	274,629	158,747
Change in assets and liabilities:
Accounts, contract and installment receivables	(1,098,299)	2,514,313
Other assets	54,664	(498,441)
Accounts payable	174,020	(759,105)
Accrued expenses	264,627	(286,697)
Deferred revenues	(1,697,272)	2,072,481

Net cash provided by operating activities	2,133,782	4,604,807

Investing activities:
Purchases of property and equipment	(698,698)	(794,950)
Capitalization of software development costs	(3,668,000)	(3,680,000)
Other	(36,612)	(110,459)

Net cash used in investing activities	(4,403,310)	(4,585,409)

Financing activities:
Net change under revolving credit facility	100,000	800,000
Proceeds from exercise of stock options and stock purchase plan	65,900	120,393

Net cash provided by (used in) financing activities	165,900	920,393

(Decrease) Increase in cash and cash equivalents	(2,103,628)	939,791
Cash and cash equivalents at beginning of year	3,128,801	2,189,010

Cash and cash equivalents at end of year	$1,025,173	$3,128,801

Supplemental cash flow disclosures:
Interest paid	$34,507	$23,883

Income taxes paid (refunded)	$7,265	$(3,278)

Property and equipment additions financed by capital leases	$410,975	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE A —	ORGANIZATION AND DESCRIPTION OF BUSINESS

Streamline Health Solutions, Inc. (“Streamline Health” or the “Company”) operates in one segment as a provider of Healthcare Information Technology through the licensing of its Electronic Health Information Management, Patient Financial Services and other Workflow software applications and the use of such applications through its application-hosting services as an Application Service Provider. Streamline Health’s software and services enable hospitals and integrated healthcare delivery systems in the United States and Canada to capture, store, manage, route, retrieve, and process vast amounts of patient clinical, financial and other healthcare provider information.

Fiscal Year

All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following year.

NOTE B —	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and its subsidiary, Streamline Health, Inc. All significant intercompany transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash demand deposits. We place our cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Cash deposits may exceed FDIC insured levels from time to time. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Receivables

Accounts and contract receivables are comprised of amounts owed Streamline Health for licensed software, professional services, including maintenance services and application-hosting services and are presented net of the allowance for doubtful accounts. The timing of revenue recognition may not coincide with the billing terms of the customer contract, resulting in unbilled receivables or deferred revenues; therefore contract receivables represent revenues recognized prior to customer billings. Individual contract terms with customers or resellers determine when receivables are due.

Allowance for Doubtful Accounts

In determining the allowance for doubtful accounts, aged receivables are analyzed monthly by management. Each identified receivable is reviewed based upon the most recent information available, the customer comments, if any, and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. During these monthly reviews, Streamline Health determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its customers or resellers to make required payments. The allowance for doubtful accounts was $100,000 at January 31, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS — (Continued)

Other Current Assets

Other current assets are primarily prepaid insurance, commissions, maintenance, deposits, deferred Federal income tax assets and prepaid expenses related to future revenues.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method, over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Computer equipment and software	3-4 years
Office equipment	5 years
Office furniture and fixtures	7 years
Leasehold improvements	Term of lease

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

Depreciation expense for property and equipment in fiscal 2009 and 2008 was $769,000 and $701,000, respectively.

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

Impairment of Long-Lived Assets

Streamline Health reviews the carrying value of the long-lived assets periodically to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Among the factors the Company considers in making the evaluation are changes in market position and profitability. If facts and circumstances are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows of the specific asset and determine if the long-lived assets are recoverable based on these undiscounted cash flows. If impairment is indicated, an adjustment will be made to reduce the carrying amount of these assets to their fair value.

Capitalized Software Development Costs

Software development costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Streamline Health capitalized approximately $3,668,000 and $3,680,000 in fiscal 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS — (Continued)

Streamline Health reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. In the fourth quarter of fiscal 2008, the Company expensed approximately $409,000 for partial impairment on a specific workflow product that had been under development for several years. The capitalized costs relating to this product were written down to its expected net realizable value based upon the current future sales estimates. This impairment charge is reflected in the financial statements as capitalized software amortization in the cost of system sales. There were no impairment charges in fiscal 2009.

Amortization is provided on a product-by-product basis over the estimated economic life of the software, typically three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Amortization expense was approximately $2,100,000 and $1,668,000 in 2009 and 2008, respectively.

Research and development expense, net of capitalized amounts, was $1,683,000 and $2,264,000 in fiscal 2009 and 2008, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company’s long-term debt approximates fair value due to the variable interest rate associated with the debt.

Revenue Recognition

The Company derives revenue from the licensing and sale of systems, either directly to end-users or through third-party resellers, comprising of internally developed software, third-party software and hardware components; product support, maintenance and professional services. The Company also sells the software application through hosting services which also provide high quality, transaction or subscription based document imaging/management services from a central data center.

The Company recognizes revenue in accordance with ASC 985-605, Software-Revenue Recognition and ASC 605-25 Revenue Recognition — Multiple-element arrangements. The Company commences revenue recognition when the following criteria all have been met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The arrangement fees are fixed or determinable, and

•	Collection is considered probable

If the Company determines that any of the above criteria has not been met, the Company will defer recognition of the revenue until all the criteria have been met.

Multiple Element Arrangements — In arrangements that include multiple elements (e.g., proprietary software, other third party hardware and software components, post-contract customer support (PCS) installation services, and/or training), the Company allocates the total revenue to be earned under the arrangement to the elements based on their relative fair value of vendor specific objective evidence (VSOE), which is based on the price charged when that element is sold separately. The amounts representing the fair value of VSOE of the undelivered items such as PCS are deferred until delivered, or recognized pro rata over the service contract, which is typically one year.

Software License Arrangements — The Company utilizes the residual method to recognize software license fees provided all other revenue recognition criteria have been met. Under the residual method, the difference between the fair value of VSOE of the undelivered elements and the total arrangement fee is recognized as the

NOTES TO CONSOLIDATED FINANCIAL STATMENTS — (Continued)

license fee upon delivery. The revenue related to the undelivered elements are deferred until delivered and/or recognized pro rata over the term that the related service contract.

Billings to customers recorded prior to the recognition of revenues are classified as deferred revenues. Revenues recognized prior to progress billings to customers are recorded as contract receivables.

Concentrations

Financial instruments, which potentially expose Streamline Health to concentrations of credit risk, consist primarily of accounts receivable. Streamline Health’s accounts receivable are concentrated in the healthcare industry. However, Streamline Health’s customers typically are well-established hospitals, medical facilities, or major Health Information Systems companies that resell Streamline Health’s solutions that have good credit histories and payments have been received within normal time frames for the industry. However, some hospitals and medical facilities have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities and extended payment of receivables from these entities is not uncommon.

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

Equity Awards

The Company is required to recognize compensation cost for share-based payments based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. The Company incurred total annual compensation expense related to stock-based awards of $275,000 and $159,000 in fiscal 2009 and 2008, respectively.

The fair value of the stock options granted in 2009 and 2008 was estimated at the date of grants using a Black-Scholes option pricing model. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and are generally derived from external (such as, risk free rate of interest) and historical data (such as, volatility factor, expected term, and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

During fiscal 2009, the Company issued restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market close price per share on the day of grant. The Company expenses the compensation cost of these awards as the restriction period lapses, which is usually a one year service period to the Company.

Foreign Currency

The Company’s functional currency is the U.S. Dollar. During fiscal 2009, the Company began engaging in foreign-currency transactions which are denominated in a currency other than the Company’s functional currency. At the balance sheet date, recorded balances that are denominated in a foreign currency are adjusted to reflect the current exchange rate. Transaction gains and losses are included in net income for the period. Foreign currency rates, with respect to unsettled transactions, have not materially changed subsequent to the balance sheet date. Foreign currency transaction gains were $23,000 in fiscal 2009.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS — (Continued)

Foreign currency hedge instruments are used to partially offset its business exposure to foreign exchange risk of the Canadian dollar for the Company’s transactions with a current Canadian customer. The Company may enter into foreign currency forward and option contracts to offset some of the foreign exchange risk of expected future cash flows on certain forecasted revenue and cost of sales, and on certain existing accounts receivable and payable. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to immateriality. Outstanding forward currency hedge contracts that are considered effective are recorded as current assets, and unrecognized gains or losses are in accumulated other comprehensive income until contract maturity. The Company expects the unrecognized gains or losses within accumulated other comprehensive income to be reclassified into earnings in the next twelve months or less. Currently, the Company does not have any foreign currency hedge instruments for trading or other speculative purposes.

The Company’s foreign currency hedges were valued using the observable changes in fair values of hedged assets or liabilities due to the change in foreign exchange rates during the year ended January 31, 2010 (Level 2). The fair value of foreign currency forward contracts is $6,000 at January 31, 2010.

Income Taxes

The provisions for income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

The Company believes that its income tax positions and deductions will be sustained on audit. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination. No reserves for uncertain tax positions have been recorded as of January 31, 2010. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense.

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

The following table summarizes the components of comprehensive income, net of taxes:

	Fiscal Year
	2009	2008

Net earnings (loss)	$1,288,108	$(1,374,970)
Net unrecognized gain (loss) on foreign currency hedges	5,620	—

Total comprehensive income (loss)	$1,293,728	$(1,374,970)

Net Earnings (loss) Per Common Share

The basic net earnings (loss) per common share are computed based on the weighted average number of common shares outstanding during each period. The diluted net earnings (loss) per common share reflects the potential dilution that could occur if stock options, stock purchase plan commitments, and restricted stock were exercised into Common Stock, under certain circumstances, that then would share in the earnings of Streamline Health. The dilutive effect is calculated using the treasury stock method.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS — (Continued)

The following is the calculation of the basic and diluted net earnings per share of common stock:

	Fiscal Year
	2009	2008

Net earnings (loss)	$1,288,108	$(1,374,970)

Average shares outstanding used in basic per common share computations	9,381,285	9,286,261
Stock options and restricted stock	149,606	—

Number of average shares used in diluted per common share computation	9,530,891	9,286,261
Basic net earnings (loss) per share of common stock	$.14	$(.15)

Diluted net earnings (loss) per share of common stock	$.14	$(.15)

The diluted earnings per share exclude the effect of 166,382 and 634,882 outstanding stock options and restricted stock in fiscal 2009 and 2008, respectively. The inclusion of these options would be anti-dilutive.

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, Amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB ASC Topic 105, “Generally Accepted Accounting Principles,” establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2008, the FASB issued guidance now codified as FASB ASC Topic 820, Fair Value Measurements and Disclosures — Overall, with respect to its financial assets and liabilities. In February 2008, the FASB updated its guidance to provide a one year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of FASB ASC Topic 820 for non-financial assets and non-financial liabilities effective February 1, 2009, and such adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, Financial Instruments, which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement was effective for periods ended after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 825 on July 31, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, Subsequent Events, which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ended after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 for the fiscal quarter ended July 31, 2009. This ASC was subsequently amended in February 2010 by ASU

NOTES TO CONSOLIDATED FINANCIAL STATMENTS — (Continued)

2010-09. This pronouncement and subsequent amendment did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 Revenue Recognition (Topic 605), which applies to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of fiscal year 2011. Early adoption is allowed. The Company is currently evaluating the impact of this accounting guidance on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14 Software (Topic 985), which applies to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a company elects earlier application and the first reporting period of adoption is not the first reporting period in the company’s fiscal year, the guidance must be applied through retrospective application from the beginning of the company’s fiscal year and the company must disclose the effect of the change to those previously reported periods. The Company is currently evaluating the impact of this accounting guidance on our consolidated financial statements.

NOTE C —	LEASES

Streamline Health rents office and data center space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2013. Future minimum lease payments under non-cancelable operating leases for the next four fiscal years and thereafter are as follows:

	Fiscal Year
	Total	2010	2011	2012	2013	Thereafter

Facilities	$266,906	$242,813	$24,093	$—	$—	$—
Equipment & services	61,854	19,032	19,032	19,032	4,758	—

	$328,760	$261,845	$43,125	$19,032	$4,758	$—

Rent expense was $384,000 and $401,000 for fiscal years 2009 and 2008, respectively.

In January 2010, the Company acquired additional computer equipment for the application hosting services data center, which are accounted for as capitalized leases. The lease is payable in quarterly installments of $58,000,

NOTES TO CONSOLIDATED FINANCIAL STATMENTS — (Continued)

through January 2012. The terms of the lease call for a bargain purchase option of $1 at the end of the lease term. The following is an analysis of the leased property under capital leases by major classes:

Fiscal Year
2009

Computer equipment	$215,427
Computer software	118,381
Other	77,167

Total	$410,975
Accumulated depreciation	—

Net value of leased property	$410,975

The present value of the future lease payments upon inception is $411,000 using interest rates implicit in the lease agreement at the inception of the lease. The total obligations under the capital lease for the remainder of the term are as follows: $230,000 in 2010 and $231,000 in 2011. The total obligations of the minimum lease payments, less the amount representing interest of $50,000 is reflected in the balance sheet as a current obligation of $249,000 and a non-current obligation of $162,000.

NOTE D —	DEBT

On July 31, 2008, the Company entered into a new revolving loan agreement with Fifth Third Bank, Cincinnati, OH, in the principal amount of $2,000,000. The interest rate on amounts borrowed accrued at a variable rate based on the trailing twelve months earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement contained financial covenants including: Minimum tangible net worth, maximum fixed charge coverage ratio and maximum funded indebtedness to EBITDA ratio.

On January 6, 2009, the Company entered into a revised revolving note with Fifth Third Bank, Cincinnati, OH. The terms of the loan remained the same as set forth in the revolving note entered into on July 30, 2008 except that the borrowing base limitation was modified and set at the lesser of 80% of the net amount of borrower’s eligible accounts (less than 90 days) or two times trailing twelve month EBITDA of the Company. This was compared to the previous limitation of the lesser of 80% of the net amount of borrower’s eligible accounts (less than 90 days) or the tangible net worth of Streamline Health Solutions, Inc.

On October 21, 2009, the Company entered into an amended and restated revolving note with Fifth Third Bank, Cincinnati, OH. The terms of the loan remain the same as set forth in the revolving note entered into on July 31, 2008, as amended on January 6, 2009, except as follows: (i) the maximum principal amount that can be borrowed was increased to $2,750,000 from the prior maximum amount of $2,000,000; (ii) the maturity date of the loan has been extended to October 1, 2011 from August 1, 2010; and (iii) the interest rate on the outstanding principal balance will accrue at an annual floating rate of interest equal to the Adjusted Libor Rate (as defined in the revolving note) plus 3.25%. The interest rate on the note was 3.50% at January 31, 2010.

In connection with the entering into of the revised revolving note, the Company also entered into an amended and restated continuing guaranty agreement. The terms of the continuing guarantee agreement remain the same as set forth in the guaranty agreement entered into on July 31, 2008, as amended on January 6, 2009, except that the covenant that formerly required the Company to maintain certain levels of minimum tangible net worth has been eliminated.

The note also continues to be secured by a first lien on all of the assets of the Company pursuant to security agreements entered into by the Company.

The Company was in compliance with all of the covenants at January 31, 2010. The Company pays a commitment fee on the unused portion of the facility of .06%. The Company had outstanding borrowings of $900,000 and $800,000 under this revolving loan as of January 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS — (Continued)

NOTE E —	INCOME TAXES

Income taxes consist of the following:

	Fiscal Year
	2009	2008

Federal tax expense:
Current	$(26,000)	$—
Deferred	—	—

	(26,000)	—

State tax expense:
Current	(14,500)	(11,700)
Deferred	—	—

	(14,500)	(11,700)

Federal and state income tax (expense)	$(40,500)	$(11,700)

The income tax benefit (provision) for income taxes differs from the Federal statutory rate as follows:

	Fiscal Year
	2009	2008

Federal tax (expense) benefit at Statutory rate	$(448,461)	$463,512
State and local taxes, net of federal (expense) benefit	(11,428)	7,722
Change in valuation allowance	585,217	(351,282)
Permanent items	(128,473)	(125,142)
Alternative minimum tax expense	(26,000)	—
Other	(11,355)	(6,510)

Income tax expense	$(40,500)	$(11,700)

Streamline Health provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences are as follows:

	Fiscal Year
	2009	2008

Deferred tax assets:
Net operating loss carry forwards	$9,881,084	$10,456,072
Accounts payable and accrued expenses	172,833	170,026
Property and equipment	99,829	92,386
Other	53,070	73,549

	10,206,816	10,792,033
Less valuation allowance	(8,331,816)	(8,917,033)

Net deferred tax assets	1,875,000	1,875,000
Deferred tax liabilities:	—	—

Net deferred tax asset	$1,875,000	$1,875,000

At January 31, 2010, Streamline Health had a net operating loss carry forward of $30,000,000 which expires at various dates through 2030. Streamline Health also has an Alternative Minimum Tax credit carry forward of

NOTES TO CONSOLIDATED FINANCIAL STATMENTS — (Continued)

approximately $74,000, which has an unlimited carry forward period. Certain changes in stock ownership can result in a limitation on the amount of net operating loss carry forward that can be utilized each year.

As of January 31, 2010, a valuation allowance of $8,332,000 is required to reduce the deferred tax assets, primarily relating to loss carry forwards, to a level currently believed will be utilized to offset future earnings before income taxes based upon the current backlog and forecasts over the next three years. The valuation allowance is required due to the inability to predict on a longer term basis that Streamline Health will “more likely than not” attain levels of profitability required to utilize additional loss carry forwards. The Company’s practice will be to recognize interest and penalties related to uncertain tax positions in interest expense and other expense, respectively.

The Company and its subsidiary are subject to U.S. Federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. Federal tax matters for years through January 31, 2006. All material state and local income tax matters have been concluded for years through January 31, 2004.

The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate adjustments that will result in a material change to its financial position during the next twelve months. Therefore, no reserves for uncertain tax positions have been recorded as of January 31, 2010.

NOTE F —	MAJOR CUSTOMERS

During fiscal year 2009, three customers, exclusive of our remarketing partners, accounted for 8%, 7%, and 5% of total revenues, and represent 9%, 6%, 6%, respectively of total accounts receivable. During fiscal year 2008, three customers, exclusive of our remarketing partners, accounted for 13%, 7%, and 6% of total revenues, and represented 46% of total accounts receivable.

During fiscal years 2009 and 2008 our major remarketing partners accounted for 42% and 38%, respectively of our total revenues. At January 31, 2010 and 2009 approximately, 61% and 27%, respectively, of Streamline Health’s accounts receivables were due from remarketing partners. There were no material amounts of revenue recognized or accounts receivable for our remarketing partner Telus Health in fiscal 2008.

NOTE G —	EMPLOYEE RETIREMENT PLAN

Streamline Health has established a 401(k) retirement plan that covers all employees. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company matches 100% up to the first 4% of compensation deferred by each employee in the 401(k) plan. The total compensation expense for this matching contribution was $284,000 and $327,000 in fiscal 2009 and 2008, respectively

NOTE H —	EMPLOYEE STOCK PURCHASE PLAN

Streamline Health has an Employee Stock Purchase Plan under which employees may purchase up to 500,000 shares of Common Stock. Under the plan, eligible employees may elect to contribute, through payroll deductions, up to 10% of their base pay to a trust during any plan year, July 1 through June 30, of the following year. At June 30 of each year, the plan issues for the benefit of the employees shares of Common Stock at the lesser of (a) 85% of the Fair Market Value of the Common Stock on July 1, of the prior year, or (b) 85% of the Fair Market Value of the Common Stock on June 30, of the current year. At January 31, 2010, 248,907 shares remain that can be purchased under the plan.

The Company recognized compensation expense of $28,000 and $39,000 for fiscal years 2009 and 2008, respectively.

During fiscal 2009 35,540 shares were purchased at the price of $1.39; during fiscal 2008, 37,462 shares were purchased at the price of $1.52 per share.

The purchase price at June 30, 2010, will be 85% of the lower of (a) the closing price on July 1, 2009 ($2.80) or (b) 85% of the closing price on June 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS — (Continued)

NOTE I —	STOCK BASED COMPENSATION

Stock Option Plans

Streamline Health’s 1996 Employee Stock Option Plan authorized the grant of options to employees for Streamline Health’s Common Stock. The options granted have terms of ten years or less and generally vest and become fully exercisable ratably over three years of continuous employment from the date of grant. At January 31, 2010, options to purchase 118,500 shares of Streamline Health’s Common Stock have been granted and are outstanding under the Plan. No more options can be granted under this plan.

Streamline Health’s 1996 Non-Employee Directors Stock Option Plan authorized the grant of options for shares of Streamline Health’s Common Stock. The options granted have terms of ten years or less, and vest and become fully exercisable ratably over three years of continuous service as a director from the date of grant. At January 31, 2010, options to purchase 15,000 shares of Streamline Health Common Stock have been granted and are outstanding under the Plan. No more options can be granted under this plan.

Streamline Health’s 2005 Incentive Compensation Plan which authorizes the Company to issue up to 1,000,000 equity awards (Stock Options, Stock Appreciation Rights (“SAR’s”), and Restricted Stock) to directors and employees of the Company. At January 31, 2010, options to purchase 509,382 shares of Streamline Health Common Stock have been granted and are outstanding under the Plan. There are no SAR’s outstanding under the plan.

A summary of stock option activity is summarized as follows:

	Fiscal Year
	2009		2008
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price

Outstanding — beginning of year	634,882	$2.21	409,000	$2.46
Granted	29,000	2.09	355,382	1.89
Exercised	(11,000)	1.50	(57,000)	1.11
Expired	(15,000)	1.90	(72,500)	2.80
Forfeited	—	—	—	—

Outstanding — end of year	637,882	2.22	634,882	2.21

Exercisable — end of year	361,954	$2.39	237,830	$2.29

Aggregate intrinsic value of outstanding options at year end	$1,409,719		$1,117,392

Aggregate intrinsic value of exercisable options at year end	$799,918		$418,851

Weighted average grant date fair value of options granted during year	$1.33		$1.23

Total intrinsic value of Options exercised during the year	$24,310		$100,320

The fair value of the 2009 and 2008 stock-based compensation was estimated at the date of grants using a Black-Scholes option pricing model with the following weighted average assumptions for each fiscal year: risk-free interest rate of 2.50%, a dividend yield of zero percent; a weighted average volatility factor of the expected market price of Streamline Health’s Common Stock of .563 (in 2009), and .771 (in 2008) and a weighted average expected

NOTES TO CONSOLIDATED FINANCIAL STATMENTS — (Continued)

life of stock options of five years and a forfeiture rate of zero. The following table summarizes the options as of January 31, 2010:

		Average
	Number of	exercise	Remaining
	options	price	life in years

Outstanding	637,882	$2.22 (1)	8
Exercisable	361,954	$2.39 (2)	4

(1)	The exercise prices range from $0.53 to $6.03, of which 405,882 shares are between $0.53 and $1.95 per share, 187,000 shares are between $2.08 and $4.35 per share, and 45,000 shares are between $5.17 and $6.03 per share.

(2)	The exercise prices range from $0.53 to $6.03, of which 211,959 shares are between $0.53 and $1.95 per share, 104,995 shares are between $2.08 and $4.35 per share, and 45,000 shares are between $5.17 and $6.03 per share.

The following table is a summary of non-vested shares under the stock option plans at January 31, 2010:

		Weighted
	Non-vested	average
	number of	grant-date
	shares	fair value

Balance at January 31, 2008	86,672	$2.78
Granted	344,382	1.23
Vested	(45,002)	2.59
Forfeited	—	—

Balance at January 31, 2009	397,052	1.82
Granted	29,000	1.33
Vested	(145,124)	1.95
Forfeited	(5,000)	1.80

Balance at January 31, 2010	275,928	$1.79

At January 31, 2010, there was approximately $318,000 of compensation cost that has not yet been recognized related to non-vested stock-based awards. That cost is expected to be recognized over a remaining weighted average period of three years.

The expense associated with stock option awards was $203,000 and $120,000, for fiscal 2009 and 2008, respectively.

Cash received from exercise of options and the employee stock purchase plan was $66,000 and $120,000, respectively, in fiscal 2009 and 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATMENTS — (Continued)

Restricted Stock

In fiscal 2009, the Company authorized the grant of restricted stock awards under the 2005 Incentive Compensation Plan to employees and members of the Board of Directors. The restrictions on the shares granted generally lapse over a one year term of continuous employment from the date of grant. The grant date fair value per share of restricted stock, which is the stock price on the grant date, is expensed on a straight-line basis as the restriction period lapses. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights. A summary of restricted stock award activity for the period is presented below:

Weighted
	Non-vested	average
	number of	grant date
	shares	fair value

Non-vested balance at January 1, 2009	—	$—
Granted	35,502	2.82
Vested	—	—
Forfeited	—	—

Non-vested balance at January 31, 2010	35,502	$2.82

At January 31, 2010, there was approximately $56,000 of compensation cost that has not yet been recognized related to restricted stock awards. That cost is expected to be recognized over a remaining period of one year.

The expense associated with restricted stock awards was $44,000 for fiscal 2009.

NOTE J —	COMMITTMENTS AND CONTINGENCIES

Application Hosting Services

Streamline Health enters into long-term agreements to provide document imaging/management and workflow services to its healthcare customers on an outsourced basis from a central data center. Streamline Health guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. There were no contingencies of this nature as of January 31, 2010.

Employment Agreements

Streamline Health has entered into employment agreements with its officers and employees that generally provide annual salary, a minimum bonus, discretionary bonus, stock incentive provisions, and severance arrangements.

Reserved Common Stock

Streamline Health has reserved 1,346,943 shares of the Common Stock authorized for issuance in connection with various Equity Award Plans and the Employee Stock Purchase Plan.

Litigation

There are, from time to time, claims pending against Streamline Health Solutions, Inc. and its subsidiary. There were no outstanding legal claims as of January 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS — (Continued)

NOTE K —	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following sets forth selected quarterly financial information for fiscal years 2009 and 2008. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Information have been included.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2009
	(In thousands, except per share data)

Revenues	$3,751	$4,069	$4,106	$6,282	$18,208
Gross profit	1,589	1,622	1,722	3,607	8,540
Operating profit (loss)	30	(17)	(285)	1,628	1,354
Net earnings (loss)	16	(18)	(296)	1,585	1,288
Basic net (loss) earnings per share(a)	.00	(.00)	(.03)	.17	.14
Diluted net (loss) earnings per share(a)	.00	(.00)	(.03)	.17	.14
Weighted average shares outstanding	9,355	9,371	9,398	9,401	9,381
Stock Price(b)
High	$2.30	$3.58	$2.94	$2.58	$3.58
Low	$1.15	$1.98	$2.10	$2.06	$1.15
Quarter and year-end close	$2.21	$2.79	$2.35	$2.21	$2.21
Cash dividends declared(c)	$—	$—	$—	$—	$—

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2008
	(In thousands, except per share data)

Revenues	$3,604	$4,837	$4,379	$3,466	$16,286
Gross profit	1,505	2,467	2,089	1,360	7,421
Operating profit (loss)(d)	(813)	(427)	26	(132)	(1,346)
Net earnings (loss)(d)	(815)	(429)	15	(146)	(1,375)
Basic net (loss) earnings per share(a)	(.09)	(.05)	.00	(.02)	(.15)
Diluted net (loss) earnings per share(a)	(.09)	(.05)	.00	(.02)	(.15)
Weighted average shares outstanding	9,260	9,275	9,303	9,306	9,286
Stock Price(b)
High	$2.88	$2.39	$2.66	$2.50	$2.88
Low	$1.68	$1.39	$0.72	$1.42	$0.72
Quarter and year-end close	$2.21	$2.02	$2.42	$1.76	$1.76
Cash dividends declared(c)	$—	$—	$—	$—	$—

(a)	Quarterly amounts may not be additive.

(b)	Based on data available through The NASDAQ Stock Market, Inc.

(c)	Streamline Health has not paid a dividend on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

(d)	Includes in the fourth quarter of fiscal year 2008, a $409,000 impairment charge of capitalized software development costs.

Schedule II

Valuation and Qualifying Accounts and Reserves

Streamline Health Solutions, Inc.
For the two years ended January 31, 2010

		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
Description	of Period	Expenses	Accounts	Deductions	End of Period
	(In thousands)

Year ended January 31, 2010:
Allowance for doubtful accounts	$100	$—	—	—	$100
Year ended January 31, 2009:
Allowance for doubtful accounts	$100	$—	—	—	$100

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A(T)	Controls and Procedures

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Streamline Health’s senior management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of Streamline Health’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, Streamline Health’s management, including the Chief Executive and Interim Chief Financial Officer, concluded that there is reasonable assurance that Streamline Health’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no changes in Streamline Health’s internal control or in the other controls during the quarter ended January 31, 2010 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010, using criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of January 31, 2010, based on these criteria.

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

The information required by Items 401, 405 and 407(c)(3),(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from Streamline Health’s definitive proxy statement for its Annual Stockholders Meeting to be held on May 26, 2010 from the information appearing under the captions “Election of Directors”, “Board of Directors Meetings and Committees” “Stock Ownership by Certain Beneficial Owners and Management”, and “Compliance with Section 16(a) of the Exchange Act”. Certain information regarding Streamline Health’s Executive Officers is set forth in Part I, of this Form 10-K under the caption “Executive Officers of the Registrant.”

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

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference from Streamline Health’s definitive proxy statement for its Annual Stockholders Meeting to be held on May 26, 2010 from the information appearing under the caption “Executive Compensation”.

ITEM 12.	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference from Streamline Health’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 26, 2010 from the information appearing under the caption “Stock Ownership by Certain Beneficial Owners and Management”.

Securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K are as follows:

	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan category	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	637,882(1, 2 & 3)	$2.22	460,116(3)

Total	637,882(1, 2 & 3)	$2.22	460,116(3)

(1)	Includes 15,000 options that can be exercised under the 1996 non-employee Director’s Stock Option Plan and 118,500 options that can be exercised under the 1996 Employee Stock Option Plan.

(2)	Includes 504,382 options that can be exercised under the 2005 Incentive Compensation Plan.

(3)	Excludes 248,945 shares that can be issued under the 1996 Employee Stock Purchase Plan, which is more fully described in footnote J of the enclosed Notes to Consolidated Financial Statements.

(4)	The Company does not have any equity compensation plans that have not been approved by the Company’s Stockholders.

ITEM 13.	Certain Relationships, Related Transactions and Directors Independence

The information required by Item 404 and 407(a) of Regulation S-K is incorporated herein by reference from Streamline Health’s definitive proxy statement for its Annual Stockholders Meeting to be held on May 26, 2010 from the information appearing under the captions “Transactions with Related Persons, Promoters, and Certain Control Persons” and “Board of Directors Meetings and Committees”.

ITEM 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees for the Company for the fiscal years 2009 and 2008 for audit and other services provided to Streamline Health by BDO Seidman, LLP, including its foreign affiliates.

	2009	2008

Audit Fees	$173,000	$159,000
Audit-Related Fees	—	—
Tax Fees	10,000	10,000
All Other Fees	—	—

Total Fees	$183,000	$169,000

The Company has engaged BDO Siedman, LLP to the audit of the financial statements, in addition to tax consulting and compliance services for Canadian transactions. The Company’s Audit Committee has considered whether the provision of the tax and consulting services is compatible with maintaining the independence of BDO Seidman, LLP. All fees to BDO Seidman, LLP are pre-approved by the Audit Committee of the Board of Directors

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

Financial Statements

(a)1. The financial statements listed in ITEM 8 in the Index to Consolidated Financial Statements on page 56 are filed as part of this report.

(a)2. The Financial Statement Schedule on page 79 is filed as part of this report.

(b). Exhibits

See Index to Exhibits on page 86 of this report.

The exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Streamline Health Solutions, Inc.

By:	/s/ J. Brian Patsy
J. Brian Patsy
Chief Executive Officer

DATE: April 16, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ J. Brian Patsy J. Brian Patsy	Chief Executive Officer And Director (Principal Executive Officer)	April 16, 2010

/s/ Jonathan R. Phillips Jonathan R. Phillips	Director	April 15, 2010

/s/ Edward J. VonderBrink Edward J. VonderBrink	Director	April 15, 2010

/s/ Richard C. Levy, Richard C. Levy, M.D.	Director	April 15, 2010

/s/ Andrew L. Turner Andrew L. Turner	Director	April 15, 2010

/s/ Jay D. Miller Jay D. Miller	Director	April 15, 2010

/s/ Donald E. Vick, Jr. Donald E. Vick, Jr.	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2010

INDEX TO EXHIBITS

EXHIBITS

Exhibit No.	Description of Exhibit

3.1(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. (Previously filed with the Commission and incorporated herein by reference from, the Registrant’s (LanVision System, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
3.1(b)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., amendment No. 1. (Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on September 8, 2006.)
3.2	Bylaws of Streamline Health Solutions, Inc. (Previously filed with the Commission and incorporated herein by reference from, the Registrant’s Form 10-Q, as filed with the Commission on June 5, 2007.)
3.3	Certificate of the Designations, Powers, Preferences and Rights of the Convertible Preferred Stock (Par Value $.01 Per Share) of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
4.1	Specimen Common Stock Certificate of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
4.2	Specimen Preferred Stock Certificate of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10.1#	Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Employee Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10.2(a)#	Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10.2(b)#	First Amendment to Streamline Health Solutions, Inc. f/k/a/LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 4.1(b) of, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-8, file number 333-20765, as filed with the Commission on January 31, 1997.)
10.2(c) #	Second Amendment to Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, Amendment No. 1 to the Registrant’s (LanVision Systems, Inc.) Statement on Form S-8, file number 333-20765, as filed with the Commission on March 1, 2001.)
10.3#	Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Employee Stock Purchase Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc. ) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10.4#	2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on May 26, 2005.)
10.5#	Employment Agreement between Streamline Health, Inc. f/k/a LanVision, Inc. and Donald E. Vick effective December 3, 1996. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.5 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2002, as filed with the Commission on April 29, 2002.)

Exhibit No.	Description of Exhibit

10.5(a)#	Amendment No. 1 to the Employment Agreement between Streamline Health, Inc. f/k/a LanVision, Inc. and Donald E. Vick effective January 27, 2006 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.4 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on January 31, 2006.)
10.6#	Employment Agreement among Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., Streamline Health, Inc. f/k/a LanVision, Inc. and Paul W. Bridge, Jr., effective February 1, 2004 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 10-Q for the fiscal quarter ended July 31, 2004, as filed with the Commission on September 10, 2004.)
10.6(a)#	Amendment No. 1 to the Employment Agreement between Streamline Health, Inc. f/k/a LanVision, Inc. and Paul W. Bridge, Jr. effective January 27, 2006 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.3 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on January 31, 2006.)
10.7#	Employment Agreement among Streamline Health, Inc. f/k/a/ LanVision Systems, Inc., Streamline Health, Inc. f/k/a LanVision, Inc. and J. Brian Patsy effective February 1, 2003 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.7 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2004, as filed with the Commission on April 8, 2004.)
10.7(a)#	Amendment No. 1 dated January 27, 2005 to the Employment Agreement among J. Brian Patsy, Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. and Streamline Health Inc. f/k/a LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on February 1, 2005.)
10.7(b)#	Amendment No. 2 dated January 27, 2006 to the Employment Agreement among J. Brian Patsy, Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. and Streamline Health, Inc. f/k/a LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on January 31, 2006.)
10.8(a)#	Employment Agreement among Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc., Streamline Health, Inc. f/k/a LanVision, Inc. and Joseph O. Brown, II, effective February 1, 2004. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 10-Q, as filed with the Commission on December 7, 2007.)
10.8(b)#	Amendment No. 1 dated November 27, 2007 to the Employment Agreement among Joseph O. Brown, II, Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. and Streamline Health, Inc. f/k/a LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.8(b) of the Registrant’s (Streamline Health Solutions, Inc.) Form 10-K for the fiscal year ended January 31, 2008, as filed with the Commission on April 7, 2008.)
10.9#	Employment agreement between Streamline Health, Inc. and Gary M. Winzenread effective June 18, 2007. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 10-Q, as filed with the Commission on December 7, 2007.)
10.9(b)#	Employment agreement between Streamline Health, Inc. and Gary M. Winzenread effective June 1, 2008. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s (Streamline Health Solutions, Inc.) Form 8-K, as filed with the Commission on June 11, 2008.)
10.10#	Employment agreement between Streamline Health, Inc. and B. Scott Boyden, Jr. effective June 16, 2008. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s (Streamline Health Solutions, Inc.) Form 8-K, as filed with the Commission on June 26, 2008.)

Exhibit No.	Description of Exhibit

10.11	Registrant’s Guarantee of Lease Agreement between Streamline Health, Inc. f/k/a LanVision, Inc. and The Western and Southern Life Insurance Company (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 10-Q for the fiscal quarter ended July 31, 2004, as filed with the Commission on September 10, 2004.)
10.12(c)	First Amendment to Lease and Acceptance of Indemnification Agreement for office space between Streamline Health, Inc. f/k/a LanVision, Inc. (a wholly owned subsidiary) and The Western and Southern Life Insurance Company, effective January 31, 2005. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 11.11(c) of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2005, as filed with the Commission on April 8, 2005.)
10.13(a)**	Reseller Agreement between IDX Information Systems Corporation and Streamline Health, Inc. f/k/a LanVision, Inc. entered into on January 30, 2002. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.11 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2002, as filed with the Commission on April 29, 2002.)
10.13(b)	First Amendment to the Reseller Agreement between IDX Information Systems Corporation and Streamline Health, Inc. f/k/a LanVision, Inc. entered into on January 30, 2002 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s (LanVision Systems, Inc.) Form 10-Q for the quarter ended April 30, 2002, as filed with the Commission on June 4, 2002.).
10.14	Form of Indemnification Agreement for all directors and officers. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on June 7, 2006.
10.15***#	Directors Compensation
10.16(a)	Amended and Restated Revolving Note, dated October 21, 2009, between Streamline Health, Inc. (a wholly owned subsidiary of the Registrant) and the Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference to exhibit 10.1 of the Registrant’s Form 8-K, as filed with the Commission on October 26, 2009.)
10.16(b)	Amended and Restated Guaranty Agreement, dated October 21, 2009, between Streamline Health, Inc. (a wholly owned subsidiary of the Registrant) and the Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference to exhibit 10.2 of the Registrant’s Form 8-K, as filed with the Commission on October 26, 2009.)
10.16(c)	Security Agreement, dated October 21, 2009, between Streamline Health, Inc. (a wholly owned subsidiary of the Registrant) and the Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference to exhibit 10.3 of the Registrant’s Form 8-K, as filed with the Commission on October 26, 2009.)
10.17(a)	Term Lease Master Agreement, and associated documents, dated January 19, 2010 between Streamline Health, Inc. (a wholly owned subsidiary of the Registrant) and IBM Credit LLC. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 8-K, as filed with the Commission on January 22, 2010.)
10.17(b)	Term Supplement, dated January 19, 2010, between Streamline Health, Inc. (a wholly owned subsidiary of the Registrant) and IBM Credit LLC. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.2 of the Registrant’s Form 8-K, as filed with the Commission on January 22, 2010.)
11.1	Statement Regarding Computation of Per Share Earnings***
14.1	Code of Ethics (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 14.1 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2004, as filed with the Commission on April 8, 2004.)
21.1	Subsidiaries of the Registrant***
23.1	Consent of Independent Registered Public Accounting Firm — BDO Seidman, LLP***
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

Exhibit No.	Description of Exhibit

32.1	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

**	The Company has applied for Confidential Treatment of portions of this agreement with the Securities and Exchange Commission

***	Included herein

#	Management Contracts and Compensatory Arrangements.