Form 10-Q
period 2010-04-30
STREAMLINE HEALTH SOLUTIONS INC.
filed 2010-06-09
CIK 1008586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of June 9, 2010: 9,722,365.

PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets

	(Unaudited)	(Audited)
	April 30,	January 31,
	2010	2010
Current assets:
Cash and cash equivalents	$1,026,061	$1,025,173
Accounts receivable, net of allowance for doubtful accounts of $100,000	1,355,148	1,922,279
Contract receivables	525,972	1,182,308
Prepaid hardware and third party software for future delivery	145,952	149,281
Prepaid other, including prepaid customer maintenance contracts	1,489,020	1,363,332
Deferred income taxes	224,000	224,000

Total current assets	4,766,153	5,866,373

Property and equipment:
Computer equipment	3,111,363	2,987,039
Computer software	1,845,480	1,816,397
Office furniture, fixtures and equipment	747,867	747,867
Leasehold improvements	574,257	574,257

	6,278,967	6,125,560
Accumulated depreciation and amortization	(4,566,281)	(4,344,432)

	1,712,686	1,781,128

Contract receivables, less current portion	146,630	146,093
Capitalized software development costs, net of accumulated amortization of $11,026,998 and $10,411,828, respectively	8,130,122	8,049,292
Other, including deferred income taxes of $1,651,000 and $1,651,000, respectively	1,677,594	1,681,661

	$16,433,185	$17,524,547

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Liabilities and Stockholders’ Equity

	(Unaudited)	(Audited)
	April 30,	January 31,
	2010	2010
Current liabilities:
Accounts payable	$604,390	$887,928
Accrued compensation	569,046	559,235
Accrued other expenses	413,485	476,504
Current portion of capital lease obligation	188,926	249,309
Current portion of deferred revenues	4,615,863	4,956,303

Total current liabilities	6,391,710	7,129,279

Deferred revenues, less current portion	437,992	602,239
Line of credit	1,700,000	900,000
Capital lease, less current portion	183,637	161,666

Total Liabilities	8,713,339	8,793,184

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,623,179 and 9,436,824 shares issued, respectively	96,232	94,368
Additional paid in capital	36,328,750	36,160,126
Accumulated other comprehensive income	—	5,620
Accumulated deficit	(28,705,136)	(27,528,751)

Total stockholders’ equity	7,719,846	8,731,363

	$16,433,185	$17,524,547

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended April 30,
(Unaudited)

	2010	2009
Revenues:
Systems sales	$150,438	$347,044
Services, maintenance and support	2,543,575	2,716,241
Application-hosting services	850,003	687,514

Total revenues	3,544,016	3,750,799

Operating expenses:
Cost of systems sales	737,889	665,660
Cost of services, maintenance and support	1,382,210	1,064,130
Cost of application-hosting services	457,028	431,805
Selling, general and administrative	1,697,577	1,214,970
Product research and development	470,171	346,247

Total operating expenses	4,744,875	3,722,812

Operating profit (loss)	(1,200,859)	27,987
Other income (expense):
Interest expense	(22,335)	(7,466)
Other income	51,809	2,820

Earnings (loss) before taxes	(1,171,385)	23,341
Income taxes	(5,000)	(7,000)

Net earnings (loss) income	$(1,176,385)	$16,341

Basic net earnings (loss) per common share	$(0.13)	$0.00

Diluted net earnings (loss) per common share	$(0.13)	$0.00

Number of shares used in per common share computations:
Basic	9,413,367	9,354,782

Diluted	9,413,367	9,404,364

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended April 30,
(Unaudited)

	2010	2009
Operating activities:
Net earnings (loss)	$(1,176,385)	$16,341
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	837,019	624,747
Share-based compensation	87,446	66,139

Changes in assets and liabilities:
Accounts and contract receivables	1,222,930	46,072
Other current assets	(127,979)	(276,835)
Accounts payable and accrued expenses	(336,746)	306,358
Deferred revenues	(504,687)	(1,651,917)

Net cash provided by (used in) operating activities	1,598	(869,095)

Investing activities:
Purchases of property and equipment	(153,407)	(189,394)
Capitalization of software development costs	(696,000)	(949,000)
Other	(34,344)	(12,641)

Net cash (used in) investing activities	(883,751)	(1,151,035)

Financing activities:
Proceeds from stock purchase plan and exercise of stock options	83,041	—
Net change in bank line of credit	800,000	—

Net cash provided by financing activities	883,041	—

Increase (decrease) in cash and cash equivalents	888	(2,020,130)
Cash and cash equivalents at beginning of period	1,025,173	3,128,801

Cash and cash equivalents at end of period	$1,026,061	$1,108,671

Supplemental cash flow disclosures:
Interest paid	$13,276	$7,444

Income taxes paid	$8,994	$9,686

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“Streamline Health® or the Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent Streamline Health Solutions, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2011.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the Company’s significant accounting policies is presented beginning on page 45 of its fiscal year 2010 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.
Useful Lives of Capitalized Software Development Costs
In the fourth quarter of fiscal 2009 the Company made its fifth generation software, accessANYware 5.0, generally available. In the first quarter of fiscal 2010, subsequent to the release, the Company completed a review by product of the estimated useful lives of its capitalized software development costs. After reviewing strategic plans, analyzing the historical useful life of the software products, forecasting product life cycles and demand expectations, the Company assigned a five year estimated useful life for costs capitalized for accessANYware 5.0, and revised the estimated useful lives of certain other products from three years to five years.
The product life cycle for accessANYware versions prior to the latest version 5.0, have lasted significantly longer than five years. Historical product and customer data shows that many customers remain on the same primary version for five years or more after purchase, or product support and development continue for five years or more. The Company expects accessANYware 5.0 to also have a five year or longer product life cycle based on this historical data, and the estimated product development lifecycle. In addition, the useful life of the unamortized balance of development costs for prior accessANYware versions should also reflect an approximate five year life from their documented general release dates. The Company intends to actively sell and support these products for a minimum five years while version 5.0 is being rolled out. This same policy will be applied to FolderView as it is generally a primary add-on component to accessANYware, and has had a similar historical life cycle. Upon Company review of the revenue projections, the estimated life cycle of accessANYware 5.0, and the remaining life cycle for prior accessANYware and FolderView releases, a five year estimated life is reasonable and proper.

The Company accounted for the change in useful life as a change in accounting estimate which is accounted for on a prospective basis effective February 1, 2010. For the three months ended April 30, 2010 the change resulted in a reduction of amortization expense of approximately $250,000, an increase in income from continuing operations and net income of $250,000 and a decrease in basic and diluted loss per share of $0.02. Amortization expense for capitalized software development costs is included in cost of system sales in the consolidated statement of operations.
NOTE C — EQUITY AWARDS
Compensation expense is recognized over the requisite service period for awards of equity instruments to employees based on the grant-date fair value of those awards expected to ultimately vest (with limited exceptions). Forfeitures are estimated on the date of the grant and revised if actual or expected forfeiture activity differs materially from original estimates.
During the first three months of the current fiscal year, the Company granted 130,000 options with a weighted average exercise price of $1.99 per share. During the same period 2,000 options expired with an average exercise price of $1.50 per share and 67,000 options were exercised under all plans at an average exercise price of $1.24 per share.
During the first three months of the current fiscal year, the Company granted restricted stock shares subject to the 2005 Incentive Compensation Plan as amended, to certain independent members of the Board of Directors and employees. The shares have an approximate one-year vesting period. A total of 119,000 shares were issued with a weighted average fair value of $2.01 per share.
The fair value of each option grant during the quarter ended April 30, 2010 was estimated at the date of the grants using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.50%, a dividend yield of zero percent; and a current weighted average volatility factor of the expected market price of Streamline Health’s Common Stock of 0.545 in 2010. The weighted average expected life of stock options are five years and have a forfeiture rate of zero.
NOTE D — EARNINGS PER SHARE
The basic earnings (loss) per common share are calculated using the weighted average number of common shares outstanding during the period.
The fiscal 2010 and 2009 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options and restricted stock), as the inclusion thereof would be antidilutive. The Company had 699,000 and 508,000 equity award shares outstanding at April 30, 2010 and April 30, 2009, respectively that were not included in the diluted net (loss) per share calculation, as the inclusion thereof would be antidilutive.

NOTE E — CONTRACTUAL OBLIGATIONS
The following table details the remaining obligations, by fiscal year, as of the end of the quarter. There are no other contractual obligations beyond fiscal year 2013.

	Total	2010	2011	2012	2013
Line of credit	$1,700,000	—	—	1,700,000	—
Operating leases	294,692	227,777	43,125	19,032	4,758
Capital leases	422,532	172,854	249,678	—	—

Total	$2,417,224	400,631	292,803	1,719,032	4,758

NOTE F — DEBT
On October 21, 2009, the Company entered into an amended and restated revolving note with Fifth Third Bank, Cincinnati, OH. The terms of the loan remain the same as set forth in the revolving note entered into on July 31, 2008, as amended on January 6, 2009, except as follows: (i) the maximum principal amount that can be borrowed was increased to $2,750,000 from the prior maximum amount of $2,000,000; (ii) the maturity date of the loan has been extended to October 1, 2011 from August 1, 2010; and (iii) the interest rate on the outstanding principal balance will accrue at an annual floating rate of interest equal to the Adjusted Libor Rate (as defined in the revolving note) plus 3.25%. The interest rate on the note was 3.50% at April 30, 2010.
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
The Company was in compliance with all of the covenants at April 30, 2010. The Company pays a commitment fee on the unused portion of the facility of .06%. The Company had outstanding borrowings of $1,700,000 under this revolving loan as of April 30, 2010.

NOTE G — FOREIGN CURRENCY
Foreign currency hedge instruments are from time to time used to partially offset its business exposure to foreign exchange risk of the Canadian dollar for the Company’s transactions with a current Canadian customer. The Company may enter into foreign currency forward and option contracts to offset some of the foreign exchange risk of expected future cash flows on certain forecasted revenue and cost of sales, and on certain existing accounts receivable and payable. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to immateriality. There were no outstanding foreign currency forward contracts at April 30, 2010.

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

General
Founded in 1989, Streamline Health Solutions, Inc. (“Streamline Health®” or the “Company”) is a healthcare information technology company, which is focused on developing and licensing proprietary software solutions that improve document-centric information flows and complement and enhance existing transaction-centric hospital healthcare information systems. The Company sells its products in North America through its direct sales force, and its reseller partnerships. The Company also sells to direct remarketers, hospitals, clinical and ambulatory services.
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
Streamline Health’s solutions create a permanent document-based repository of historical health information that is complementary and can be seamlessly integrated with existing disparate clinical, financial and administrative information systems, providing convenient electronic access to all forms of patient information from any location, including secure web-based access. These integrated solutions allow providers and administrators to link existing systems with documents, which can dramatically improve the availability of patient information while decreasing direct costs associated with document retrieval, work-in-process, chart processing, document retention, and archiving.
Healthcare providers have significant need to simultaneously reduce costs and enhance the level of patient care in the current healthcare environment. Hospitals and other healthcare providers are requiring comprehensive, cost-effective information systems that deliver rapid access to fully updated and complete patient information. Streamline Health’s strategy is to remain a leader in document management and workflow technologies that supplement the existing Clinical Information System, and provide cost savings and enhanced safety through improved access to critical patient data.
The Company operates primarily in one segment as a provider of health information technology solutions that streamline healthcare information flows within a healthcare facility. The financial information required by Item 101(b) of Regulation S-K is contained in Item 6 Selected Financial Information of the Company’s January 31, 2010 Form 10-K.

Executive Overview
In 2009, the Company successfully made its fifth-generation accessANYware architecture generally-available. This development effort included the consolidation of technology platforms onto the Microsoft.NET platform, and also the internationalization of the software to reach international markets. This internationalization specifically included French Canadian language capabilities as part of Streamline Health’s agreements with the Centre hospitalier de l’Université de Montréal (CHUM), the McGill University Health Centre (MUHC), and L’Agence de la santé et des sociaux de Montreal (l’Agence) via our distribution partner Telus Health. Prior versions of accessANYware are still available for sale, and the Company continues to provide full product support for prior versions, as we anticipate several years before all existing accessANYware customers complete a transition to accessANYware 5.0. The Company will roll out accessANYware 5.0 over the next several years. We have had positive reception to the product at the installed locations in Canada, and the Company’s sales team is actively informing new and existing customers of its benefits.
In 2009, the Company established a BPM consulting services division to take advantage of what the Company believes is a significant growth opportunity to provide customized document workflow solutions and Business Process Management. Many industry consultants, including Gartner Research, believe healthcare organizations face an ever increasing demand to improve business processes and reduce costs, especially in the current economic climate. Business Process Management is a proven discipline which allows organizations to improve their business operations by identifying, automating and optimizing existing labor-intensive business processes that cause bottlenecks and inefficiencies. In February of 2010, the company entered into an agreement with the Children’s National Medical Center to provide BPM services. In addition to this strategic customer, the Company has had a positive response from other customers on this line of product. The Company views this product offering as a potential driver of significant growth.
Streamline Health experienced a growth in hosting services contracts over the past two fiscal years. Many organizations in the current health information technology (HIT) marketplace are shifting from licensed local software to hosted software solutions. ARRA has provisions which increase the financial benefits to the hospitals who achieve “meaningful use” of HIT in the near term. As capital markets have been tight, it is often advantageous for healthcare providers to explore hosted solutions which have limited initial capital outlays. Coinciding with the release of accessANYware 5.0, and market climates observed, the Company has made a dramatic shift in strategy away from its traditional model of licensed, locally installed software, towards our hosted delivery model. A desirable byproduct of this dramatic shift to the hosted model is much better visibility for future revenue streams based on backlog fulfillment from hosted contracts over typical five year or more contract periods; as well as a high percentage of contract renewals after the initial term. The Company believes this is a key to our long term success and return on investment for the Company’s stockholders. In the near term, management’s intention is to measure its success by revenue and revenue backlog, and level of EBITDA, rather than net profits.

Signed Agreements — Backlog
At April 30, 2010 Streamline Health has master agreements and purchase orders from customers and remarketing partners for systems and related services (excluding support and maintenance, and transaction-based application-hosting revenues), which have not been delivered or installed and if fully performed, would generate future revenues of approximately $4,240,000 compared with $6,854,000 at April 30, 2009. The related systems and services are expected to be delivered over the next two to three years. The decrease in the backlog is the result of fewer contracts entered into during the last three quarters of fiscal 2009, continuing into the first quarter of 2010. The $188,000 Streamline Health software component of this backlog declined from the prior year of $2,022,000 primarily due to the recognition of the revenue in the fourth quarter of fiscal 2009, for the delivery of accessANYware 5.0 to a Canadian customer. At April 30, 2010, Streamline Health had maintenance agreements or purchase orders, from customers and remarketing partners, which if fully performed, will generate future revenues of approximately $5,078,000 compared with $5,561,000 at April 30, 2009, through their respective renewal dates in fiscal year 2010 and 2011. The decrease results primarily from the recognition in fiscal 2009 of maintenance revenue from one long term maintenance contract for one large customer. At April 30, 2010, Streamline Health has entered into hosting agreements, which are expected to generate revenues in excess of $9,310,000 through their respective renewal dates in fiscal years 2010 through 2015. The application-hosting backlog decreased from the $11,890,000 at April 30, 2009, due to the decreased volume of new hosting business, and continued recognition of revenues from contracts signed in fiscal 2008.

	April 30,	January 31,	April 30,
	2010	2010	2009

Streamline Health Software Licenses	$188,000	$201,000	$2,022,000
Custom Software	107,000	105,000	138,000
Hardware and Third Party Software	145,000	171,000	524,000
Professional Services	3,800,000	3,977,000	4,170,000
Application Hosting Services	9,310,000	9,414,000	11,890,000
Recurring Maintenance	5,078,000	5,987,000	5,561,000

Total	$18,628,000	$19,855,000	$24,305,000

Streamline Health believes a large percentage of its future revenues will come from remarketing agreements with GE Healthcare, and other HIS related vendors, such as the Telus Health agreement that was entered into in December 2007. Streamline Health continues to actively pursue remarketing agreements with other companies.
For descriptions of contracts signed in prior years, please see the “Contracts Overview” in the “Item 1. Business” section of the January 31, 2010 form 10-K. All contracts listed in the 10-K remain in effect at April 30, 2010.
In February 2010, Streamline Health entered into a hosted services agreement to provide its Audit Integrity Manager Workflow solution, along with the option to buy additional custom workflows as needed, to Children’s National Medical Center in Washington D.C. The solution will expedite the client’s third-party reimbursement and cash flow processes, and aid the client’s compliance processes.

In March 2010, Streamline Health entered into a purchase agreement to provide its integrated document management and workflow solution to East Orange General Hospital, located in East Orange, New Jersey. Streamline Health will implement its enterprise document workflow solution integrated into the hospital’s GE Centricity electronic medical records solution. The total value of the contract is in excess of $850,000. The solution allows for a single electronic view to the entire patient record, help improve physician satisfaction and enhance efficiency, and achieve meaningful adoption throughout the enterprise.
The commencement of revenue recognition varies depending on the size and complexity of the system, the implementation schedule requested by the customer, and usage by customers of the application-hosting services. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period. Streamline Health’s master agreements generally provide that the customer may terminate its agreement upon a material breach by Streamline Health, or may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of a master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of Streamline Health to procure additional agreements, could have a material adverse effect on Streamline Health’s business, financial condition, and results of operations.
Quarterly Operating Results
The Company recognized revenues in the first quarter of fiscal 2010 of approximately $3.5 million, compared to $3.8 million in the comparable prior quarter. The revenues recognized are derived primarily from recurring revenues recognized from hosted and maintenance contracts. The Company incurred an operating loss of approximately $1.2 million in the first quarter 2010, compared to operating profit of $28,000 in the first quarter fiscal 2009. Operating expenses were $4.7 million, compared to $3.7 million in the comparable prior quarter. The increase in operating expenses was due to several factors including an increase in amortization of capitalized software development costs. This increase in amortization expense is primarily due to the general release of accessANYware 5.0. In addition to amortization expense, the company increased investments made in professional services staffing, sales initiatives, professional fees, and increased compensation expenses.
The Company’s revenues from proprietary systems sales have varied, and may continue to vary, significantly from quarter-to-quarter because of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter-to-quarter because of the timing of the implementation services, project management, and timing of the recognition of revenues under generally accepted accounting principles. Conversely, revenues from hosted systems sales, and maintenance services do not fluctuate significantly from quarter-to-quarter, but have been increasing, on an annual basis, as the number of customers increase. Substantial portions of the operating expenses are fixed; therefore operating profits are expected to vary depending on the factors that drive fluctuations in revenues and the mix of proprietary versus hosted contracts sold.

Quarterly Statement of Operations(1)

	Three Months Ended April 30,
	2010	2009
Systems sales	4.2%	9.3%
Services, maintenance and support	71.8	72.4
Application-hosting services	24.0	18.3

Total revenues	100.0	100.0
Cost of sales	72.7	57.6
Selling, general and administrative	47.9	32.4
Product research and development	13.3	9.2

Total operating expenses	133.9	99.2

Operating profit (loss)	(33.9)	0.8
Other income (expense), net	0.8	(0.4)
Income tax net benefit	—	—

Net earnings(loss)	(33.1)%	0.4%

Cost of systems sales	490.5%	191.8%

Cost of services, maintenance and support	54.3%	39.2%

Cost of application-hosting services	53.8%	62.8%

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

Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended
	April 30,		Dollars	Percent
	2010	2009	Change	Change
Proprietary software (1)	$28	$43	$(15)	(35%)
Hardware & third party software (1)	122	304	(182)	(60%)
Professional services (2)	659	802	(143)	(18%)
Maintenance & support (2)	1,885	1,914	(29)	(2%)
Application hosting services	850	688	162	24%

Total Revenues	$3,544	$3,751	$(207)	(6%)

(1)	Proprietary software and hardware are the components of the system sales line item

(2)	Professional services and maintenance & support are the components of the service, maintenance and support line item. BPM consulting services are included in professional services.
Revenues for the three months ended April 30, 2010, were $3,544,000 compared with $3,751,000 in the comparable quarter of fiscal 2009. The quarter-over-quarter decrease was a result of a decrease in professional services and hardware and third-party software sales. These decreases are primarily attributable to fewer new proprietary and hosted contract sales during fiscal 2009 and the first quarter of fiscal 2010 that would generate professional services, hardware, and third-party software revenues in the implementation phases, as well as project delays by clients. The decrease in system sales was offset by an approximate $162,000 increase in application hosting revenues due to the continued recognition of backlog revenues from hosted contracts.

Operating Expenses
Operating expenses consisted of the following (in thousands):

	For the Three Months Ended
	April 30,		Dollars	Percent
	2010	2009	Change	Change
Cost of system sales	$738	$666	$72	11%
Cost of services, maintenance and support	1,382	1,064	318	30%
Cost of application hosting	457	432	25	6%

Total cost of sales	$2,577	$2,162	$415	19%

Selling, general, and administrative	1,698	1,215	483	40%
Research and development	470	346	124	36%

Total operating expenses	$4,745	$3,723	$1,022	28%

Cost of systems sales includes amortization of capitalized software expenditures, royalties, and the cost of third-party hardware and software. The increase in the cost of systems sales is primarily the result of the increases in amortization due to the general release of accessANYware 5.0, and is partially offset by the change in accounting estimate relative to the amortization of capitalized software development costs. Additionally, this was offset by reduced hardware and third party software sales and the associated direct costs.
Cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. The increase is primarily due to the increased investment in professional services staff and support for continued growth of the BPM services.
The cost of application-hosting services operations is relatively fixed, but subject to annual increases for the goods and services it requires. The increase is primarily attributable to increased depreciation and third party license and maintenance expenses as a result of the growing hosting center operations, and typical annual cost increases.
Selling, General and Administrative Expense
Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. This increase over the respective comparable prior periods is due to the investment in sales initiatives; increases in salary, commissions, and other compensation expenses; and professional fees relating to increased compliance and administration costs.

Product Research and Development Expense
Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Research and development expenses increased to $470,000 from $346,000 from the prior comparable quarter, primarily due to a decrease in costs eligible for capitalization. The Company capitalized $696,000 and $949,000. Therefore, total research and development expenditures were $1,166,000 and $1,295,000 in the first quarter of fiscal 2010 and 2009, respectively when considering both capitalized software development costs and non-capitalizable research and development expense. This decrease of $129,000 is the result of the reduced resources necessary for research and development efforts, subsequent to the release of accessANYware 5.0 in the fourth quarter of fiscal 2009.
Operating Profit (loss)
The Company incurred an operating loss of $1,201,000 in the first quarter of fiscal 2010, compared to an operating profit of $28,000 in the first quarter of fiscal 2009. Decreased revenues from professional service fees, and increased investment in sales initiatives, increased compensation, and increased expense relating to amortization of capitalized software development costs, contributed to the loss for the quarter.
Other Income (Expense)
Interest expense in first quarter of fiscal 2010 was $22,000 compared to $7,000 in the comparable prior quarter. Interest expense was related to the working capital facility interest and fees, along with imputed interest for the capital lease. Interest expense from the working capital facility was $11,000 in the first quarter of fiscal 2010 compared with $7,000 in the comparable prior quarter. The increase in the interest expense results primarily from a larger average balance outstanding than in the prior comparable quarter. Interest expense from the capital lease was $12,000 in the first quarter of fiscal 2010 compared with $0 in the comparable quarter. The capital lease was entered into in January 2010.
Provision for Income Taxes
The tax provision in the first quarter of fiscal 2010 and 2009 is comprised of primarily state and local provisions.
Net Earnings (loss)
The Company incurred a net loss of $1,176,000 in the first quarter of fiscal 2010, compared to net earnings of $16,000 in the first quarter of fiscal 2009. Decreased revenues from professional service fees, and increased investment in sales initiatives, compensation, and increased expense relating to amortization of capitalized software development costs contributed to the loss for the quarter.

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
Streamline Health has no significant obligations for capital resources, other than the $1,700,000 borrowed under its bank line of credit at April 30, 2010, and the non-cancelable operating leases of approximately $295,000 payable over the next four years, and $423,000 for capital leases. Capital expenditures for property and equipment in 2010 are not expected to exceed $1,000,000.
Net cash provided by operations in fiscal 2009 was $1,600, an increase of approximately $872,000 from the prior comparable quarter. The increase was primarily due to a decrease in accounts and contracts receivable, including current and long-term portions, as a result of the decrease in the sales of customer contracts where revenue was recorded prior to the associated contractual customer invoicing milestones, and significant cash collections during the quarter. This is coupled with a decrease in hardware and third party software sales, and the decrease in deferred revenues which reflects the revenue recognition of prepaid maintenance contracts during fiscal 2010, net of any additional payments received in 2010, along with the timing of any payments received.
Net cash used in investing activities was $884,000, a decrease of $267,000 from the prior comparable quarter. This decrease was primarily due to the decrease in capitalized software development costs, net, which is the result of certain projects reaching technological feasibility for which development cost began being capitalized relating to the development of the Company’s core solutions and the expanded work flow module development.
The net cash provided by financing activities is primarily the net change shown for the line of credit, which represents total borrowings under the line.
At January 31, 2010, Streamline Health had cash on hand of $1,026,000. Streamline Health believes that its present cash position, combined with cash generation currently anticipated from operations, the availability of the revolving credit facility, and possible access to new funding sources will be sufficient to meet anticipated cash requirements for the next twelve months. However, continued expansion of the Company will require additional resources. The Company may need to incur debt, obtain an additional infusion of capital, or a combination of both, depending on the extent of the expansion of the Company and future revenues and expenses. However, there can be no assurance Streamline Health will be able to do so. The Company is evaluating financing options available to the Company.

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
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the annual report on Form 10-K for the fiscal year ended January 31, 2010. The Company’s exposures to market risk have not changed materially since January 31, 2010.

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
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Streamline Health’s senior management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of Streamline Health’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, Streamline Health’s management, including the Chief Executive and Interim Chief Financial Officer, concluded that there is reasonable assurance that Streamline Health’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no changes in Streamline Health’s internal control or in the other controls during the quarter ended April 30, 2010 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.

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
In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the risk factors discussed in Part I, “Item 1A, Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 31, 2010. The risk factors in the Annual Report have not materially changed since January 31, 2010, but are not the only risks facing the Company. In addition, risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company, its financial condition and/or operating results.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
The Company was not in default of its existing credit facility at April 30, 2010.

Item 6.	EXHIBITS
(a)	Exhibits

3.1	(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. (*)

3.1	(b)	Certificate of Incorporation of Streamline Health Solutions, Inc., amendment No. 1 (*)

3.2		Bylaws of Streamline Health Solutions, Inc. (*)

11		Computation of earnings (loss) per common share

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(*)	Incorporated herein by reference from, the Registrant’s SEC filings.

(See INDEX TO EXHIBITS)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: June 9, 2010	By:	/s/ J. Brian Patsy J. Brian Patsy
Chief Executive Officer

DATE: June 9, 2010	By:	/s/ Donald E. Vick, Jr. Donald E. Vick, Jr.
Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Exhibit

3.1	(a)
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

3.2		Bylaws of Streamline Health Solutions, Inc. Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on June 5, 2007

11		Computation of Earnings (Loss) Per Common Share

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002