Form 10-Q
period 2010-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2010-09-09
CIK 1008586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of September 9, 2010: 9,752,284.

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets

	(Unaudited)	(Audited)
	July 31,	January 31,
	2010	2010
Current assets:
Cash and cash equivalents	$580,574	$1,025,173
Accounts receivable, net of allowance for doubtful accounts of $150,000 and $100,000, respectively	2,036,329	1,922,279
Contract receivables	1,071,707	1,182,308
Prepaid hardware and third party software for future delivery	148,026	149,281
Prepaid other, including prepaid customer maintenance contracts	1,473,427	1,363,332
Deferred income taxes	224,000	224,000

Total current assets	5,534,063	5,866,373

Property and equipment:
Computer equipment	3,158,277	2,987,039
Computer software	1,896,255	1,816,397
Office furniture, fixtures and equipment	747,867	747,867
Leasehold improvements	582,429	574,257

	6,384,828	6,125,560
Accumulated depreciation and amortization	(4,756,133)	(4,344,432)

	1,628,695	1,781,128

Contract receivables, less current portion	226,431	146,093
Capitalized software development costs, net of accumulated amortization of $11,665,809 and $10,411,828, respectively	8,069,311	8,049,292
Other, including deferred income taxes of $1,651,000 and $1,651,000, respectively	1,678,686	1,681,661

	$17,137,186	$17,524,547

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Liabilities and Stockholders’ Equity

	(Unaudited)	(Audited)
	July 31,	January 31,
	2010	2010

Current liabilities:
Accounts payable	$687,920	$887,928
Accrued compensation	673,753	559,235
Accrued other expenses	373,900	476,504
Current portion of capital lease obligation	195,387	249,309
Current portion of deferred revenues	4,956,267	4,956,303

Total current liabilities	6,887,227	7,129,279

Deferred revenues, less current portion	273,745	602,239
Line of credit	2,000,000	900,000
Capital lease, less current portion	132,299	161,666

Total Liabilities	9,293,271	8,793,184

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,752,284 and 9,436,824 shares issued, respectively	97,523	94,368
Additional paid in capital	36,527,467	36,160,126
Accumulated other comprehensive income	—	5,620
Accumulated deficit	(28,781,075)	(27,528,751)

Total stockholders’ equity	7,843,915	8,731,363

	$17,137,186	$17,524,547

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended July 31,
(Unaudited)

	Three Months		Six Months
	2010	2009	2010	2009
Revenues:
Systems sales	$960,880	$440,539	$1,111,318	$787,583
Services, maintenance and support	2,830,935	2,800,732	5,374,510	5,516,973
Application-hosting services	884,662	828,222	1,734,665	1,515,736

Total revenues	4,676,477	4,069,493	8,220,493	7,820,292

Operating expenses:
Cost of systems sales	780,506	768,035	1,518,395	1,433,695
Cost of services, maintenance and support	1,378,778	1,315,986	2,760,988	2,380,116
Cost of application-hosting services	472,098	363,848	929,126	795,653
Selling, general and administrative	1,505,863	1,255,162	3,203,440	2,470,132
Product research and development	567,147	383,943	1,037,318	730,190

Total operating expenses	4,704,392	4,086,974	9,449,267	7,809,786

Operating profit (loss)	(27,915)	(17,481)	(1,228,774)	10,506
Other income (expense):
Interest expense	(34,001)	(10,651)	(56,336)	(18,117)
Other income (expense)	(9,023)	16,183	42,786	19,003

Earnings (loss) before taxes	(70,939)	(11,949)	(1,242,324)	11,392
Income taxes	(5,000)	(6,000)	(10,000)	(13,000)

Net loss	$(75,939)	$(17,949)	$(1,252,324)	$(1,608)

Basic net loss per common share	$(0.01)	$(0.00)	$(0.13)	$(0.00)

Diluted net loss per common share	$(0.01)	$(0.00)	$(0.13)	$(0.00)

Number of shares used in per common share computations:
Basic	9,506,904	9,379,237	9,460,911	9,367,144

Diluted	9,506,904	9,379,237	9,460,911	9,367,144

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 31,
(Unaudited)

	2010	2009
Operating activities:
Net loss	$(1,252,324)	$(1,608)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Loss on disposal of fixed assets	—	4,308
Long-term lease incentive	—	(48,842)
Depreciation and amortization	1,708,706	1,338,653
Share-based compensation	243,104	130,176
Provision for accounts receivable	50,000	—

Changes in assets and liabilities:
Accounts and contract receivables	(133,787)	70,560
Other current assets	(114,459)	(175,275)
Accounts payable and accrued expenses	(188,093)	142,283
Deferred revenues	(328,530)	(726,843)

Net cash (used in) provided by operating activities	(15,383)	733,412

Investing activities:
Purchases of property and equipment	(302,292)	(374,114)
Capitalization of software development costs	(1,274,000)	(2,020,000)
Other	2,974	15,205

Net cash used in investing activities	(1,573,318)	(2,378,909)

Financing activities:
Proceeds from stock purchase plan and exercise of stock options	127,391	58,400
Net change in bank line of credit	1,100,000	—
Payments on capital lease	(83,289)	—

Net cash provided by financing activities	1,144,102	58,400

Increase (decrease) in cash and cash equivalents	(444,599)	(1,587,097)
Cash and cash equivalents at beginning of period	1,025,173	3,128,801

Cash and cash equivalents at end of period	$580,574	$1,541,704

Supplemental cash flow disclosures:
Interest paid	$30,664	$17,989

Income taxes paid	$16,534	$9,686

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“Streamline Health® or the Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent Streamline Health Solutions, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three and six months ended July 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2011.
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
The product life cycle for accessANYware versions prior to the latest version 5.0, have lasted longer than five years. Historical product and customer data shows that many customers remain on the same primary version for five years or more after purchase, or product support and development continue for five years or more. The Company expects accessANYware 5.0 to also have a five year or longer product life cycle based on this historical data, and the estimated product development lifecycle. In addition, the useful life of the unamortized balance of development costs for prior accessANYware versions should also reflect an approximate five year life from their documented general release dates. The Company intends to actively sell and support these products for a minimum five years while version 5.0 is being rolled out. This same policy will be applied to FolderView as it is generally a primary add-on component to accessANYware, and has had a similar historical life cycle. Upon Company review of the revenue projections, the estimated life cycle of accessANYware 5.0, and the remaining life cycle for prior accessANYware and FolderView releases, a five year estimated life is reasonable and proper.

The Company accounted for the change in useful life as a change in accounting estimate which is accounted for on a prospective basis effective February 1, 2010. For the three and six months ended July 31, 2010 the change resulted in a reduction of amortization expense of approximately $251,000 and $502,000, respectively; an increase in income from continuing operations and net income of $251,000 and $502,000, respectively; and a decrease in basic and diluted loss per share of $0.02 and $0.06, respectively. Amortization expense for capitalized software development costs is included in cost of system sales in the consolidated statement of operations.
NOTE C — EQUITY AWARDS
Compensation expense is recognized over the requisite service period for awards of equity instruments to employees based on the grant-date fair value of those awards expected to ultimately vest (with limited exceptions). Forfeitures are estimated on the date of the grant and revised if actual or expected forfeiture activity differs materially from original estimates.
During the first six months of the current fiscal year, the Company granted 140,000 options with a weighted average exercise price of $1.84 per share. During the same period 71,000 options expired with an average exercise price of $1.86 per share and 77,000 options were exercised under all plans at an average exercise price of $1.27 per share.
The fair value of each option grant during the quarter ended July 31, 2010 was estimated at the date of the grants using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.50%, a dividend yield of zero percent; and a current weighted average volatility factor of the expected market price of Streamline Health’s Common Stock of 0.541 in 2010. The weighted average expected life of stock options are five years and have a forfeiture rate of zero.
During the first six months of the current fiscal year, the Company granted 209,000 restricted stock shares with a weighted average fair value of $1.94 per share. These shares are subject to the 2005 Incentive Compensation Plan as amended, and are granted to certain independent members of the Board of Directors and employees. The shares have an approximate one-year restriction period. During the same period 25,000 restricted shares had their restriction period lapse; these shares had a weighted average fair value of $2.95 per share. In addition, 1,600 shares were forfeited prior to the lapse of the restriction period; these shares had a weighted average fair value of $2.00 per share.

NOTE D — EARNINGS PER SHARE
The basic earnings (loss) per common share are calculated using the weighted average number of common shares outstanding during the period.
The fiscal 2010 and 2009 diluted net (loss) per common share calculation, excludes the effect of the common stock equivalents (stock options and restricted stock), as the inclusion thereof would be antidilutive. The Company had 847,000 and 667,000 equity award shares outstanding at July 31, 2010 and 2009, respectively that were not included in the diluted net (loss) per share calculation, as the inclusion thereof would be antidilutive.
NOTE E — CONTRACTUAL OBLIGATIONS
The following table details the remaining obligations, by fiscal year, as of the end of the quarter:

	Line of Credit	Operating Leases	Capital Lease	Fiscal Year Totals
2010	$—	233,000	115,000	$348,000
2011	2,000,000	396,000	250,000	2,646,000
2012	—	334,000	—	334,000
2013	—	320,000	—	320,000
2014	—	329,000	—	329,000
Thereafter	—	164,000	—	164,000

Total	$2,000,000	1,776,000	365,000	$4,141,000

On June 21, 2010, the Company entered into a Second Amendment to Lease Agreement with Alliance Street, LLC for the Company’s principal executive offices. The term of the lease has been extended for a five year term expiring July 31, 2015.
On June 16, 2010 the Company entered into a minimum five year economic development incentive agreement with the City of Blue Ash, Ohio. This incentive agreement allows the Company to draw up to $130,000 for critical business functions. The terms of the agreement allow for any balance drawn to be forgiven by the City of Blue Ash upon meeting certain employment criteria. No balance is outstanding as of July 31, 2010.
NOTE F — DEBT
On October 21, 2009, the Company entered into an amended and restated revolving note with Fifth Third Bank, Cincinnati, OH. The terms of the loan remain the same as set forth in the revolving note entered into on July 31, 2008, as amended on January 6, 2009, except as follows: (i) the maximum principal amount that can be borrowed was increased to $2,750,000 from the prior maximum amount of $2,000,000; (ii) the maturity date of the loan has been extended to October 1, 2011 from August 1, 2010; and (iii) the interest rate on the outstanding principal balance will accrue at an annual floating rate of interest equal to the Adjusted Libor Rate (as defined in the revolving note) plus 3.25%. The interest rate on the note was 3.625% at July 31, 2010.

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
The Company was in compliance with all of the covenants at July 31, 2010. The Company pays a commitment fee on the unused portion of the facility of 0.06%. The Company had outstanding borrowings of $2,000,000 under this revolving loan as of July 31, 2010.
NOTE G — FOREIGN CURRENCY
Foreign currency hedge instruments are from time to time used to partially offset its business exposure to foreign exchange risk of the Canadian dollar for the Company’s transactions with a current Canadian customer. The Company may enter into foreign currency forward and option contracts to offset some of the foreign exchange risk of expected future cash flows on certain forecasted revenue and cost of sales, and on certain existing accounts receivable and payable. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to immateriality. There were no outstanding foreign currency forward contracts at July 31, 2010.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information contained herein, this Report on Form 10-Q contains forward-looking statements relating to the Company’s plans, strategies, expectations, intentions, etc. and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are no guarantee of future performance and are subject to certain risks and uncertainties that are difficult to predict and actual results could differ materially from those reflected in the forward-looking statements. These risks and uncertainties include, but are not limited to, the timing of contract negotiations and executions and the related timing of the revenue recognition related thereto, the potential cancellation of existing contracts or clients not completing projects included in the backlog, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell Streamline Health solutions, the ability of Streamline Health to control costs, availability of products obtained from third-party vendors, the healthcare regulatory environment, potential changes in legislation, regulatory and government funding affecting the healthcare industry, healthcare information system budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risk factors that might cause such differences including those discussed herein, and including, effects of critical accounting policies and judgments, changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other similar entities, changes in economic, business and market conditions impacting the healthcare industry, the markets in which the Company operates and nationally, and the Company’s ability to maintain compliance with the terms of its credit facilities, but not limited to, discussions in the most recent Form 10-K, Part I, “Item 1. Business”, “Item 1A. Risk Factors”, Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplemental Data.” In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this and other documents Streamline Health Solutions, Inc. files from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.
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

General
Founded in 1989, Streamline Health Solutions, Inc. (“Streamline Health®” or the “Company”) is a healthcare information technology company, which is focused on developing and licensing proprietary software solutions that improve document-centric information flows and complement and enhance existing transaction-centric hospital healthcare information systems. In addition Streamline Health provides consulting services specializing in enterprise connectivity, systems integration, and departmental process improvement. The Company sells its products and services in North America through its direct sales force, and its reseller partnerships. The Company also sells to direct remarketers, hospitals, clinical and ambulatory services.
Document imaging and workflow management technologies like those provided by Streamline Health are essential elements of a complete Electronic Health Record because they allow for the storage of unstructured data. Unstructured data may consist of patient record elements other than discrete data, such as hand written physician or nursing notes and physician orders, photographs, audio, video, and outside correspondence.
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
Healthcare providers have significant need to streamline document-centric information flows to eliminate business process friction points. Streamline Health’s vision for its customers is a fully integrated business process across departments, vendors and existing clinical, billing and administrative applications. These comprehensive, cost-effective information systems deliver rapid access to fully updated and complete patient information. Streamline Health’s strategy is to remain a leader in document management and workflow technologies that supplement the existing Clinical Information System, and provide cost savings and enhanced safety through improved access to critical patient data. The Company’s systems and services can also help a provider’s existing system to achieve “meaningful use” under the HITECH provisions of the American Recovery and Reinvestment Act of 2009 (ARRA). These benefits encourage physicians to adopt the Company’s solutions because of convenient access to documents not typically available in data-centric clinical information systems.
The Company operates primarily in one segment as a provider of health information technology solutions that streamline healthcare information flows within the healthcare facility. The financial information required by Item 101(b) of Regulation S-K is contained in Item 6. Selected Financial Information section of the Company’s January 31, 2010 Form 10-K.

Executive Overview
In 2009, the Company successfully made its fifth-generation software architecture (accessANYware 5.0) generally-available. This development effort included the consolidation of technology platforms onto the Microsoft.NET platform, and also the internationalization of the software to reach international markets. This internationalization specifically included French Canadian language capabilities as part of Streamline Health’s agreements with the Centre hospitalier de l’Université de Montréal (CHUM), the McGill University Health Centre (MUHC), and L’Agence de la santé et des sociaux de Montreal (l’Agence) via our distribution partner Telus Health. Prior versions of accessANYware are still available for sale, and the Company continues to provide full product support for prior versions, as we anticipate several years before all existing accessANYware customers complete a transition to accessANYware 5.0. The Company will roll out accessANYware 5.0 over the next several years. We have had positive reception to the product at the installed locations in Canada, and the Company’s sales team is actively informing new and existing customers of its benefits.
In 2009, the Company established a Business Process Management (BPM) consulting services division to take advantage of what the Company believes is a significant growth opportunity to provide departmental document workflow solutions and Business Process Optimization Services. Many industry consultants believe healthcare organizations face an ever increasing demand to improve business processes and reduce costs, especially in the current economic climate. Business Process Management is a proven discipline which allows organizations to improve their business operations by identifying, automating and optimizing existing labor-intensive business processes that cause bottlenecks and inefficiencies. In February of 2010, the company entered into an agreement with the Children’s National Medical Center to provide BPM services to customize an enterprise audit compliance solution, AuditACE™. In addition to this strategic customer, the Company has had a positive response from other customers who are looking for ways to help manage the growing federal, state mandates and payer requirements for audit compliance. The Company views this service offering as a potential driver of significant growth.
Streamline Health experienced a growth in application-hosting services contracts over the past two fiscal years. Many organizations in the current health information technology marketplace are shifting from licensed software which is locally installed in the health care organization’s data center to hosted software solutions installed in the Streamline Health hosting center. As capital markets have been tight, it is often advantageous for healthcare providers to explore hosted solutions which have limited initial capital outlays. In addition, ARRA has provisions which increase the financial benefits to the hospitals who achieve “meaningful use” of health information technology in the near term. Coinciding with the release of accessANYware 5.0, and market climates observed, the Company has made a dramatic shift in strategy towards our hosted delivery model. A desirable byproduct of the hosted model is much better visibility for future revenue streams based on backlog fulfillment from hosted contracts over typical five year or more contract periods; as well as a high percentage of contract renewals after the initial term. As we continue to gain traction in our hosted recurring revenue model, traditional license sales can provide a significant impact to our operating results. The Company believes this combination is key to our long term success and return on investment for the Company’s stockholders. In the near term, management’s intention is to measure its success by revenue and revenue backlog, and level of earnings before interest, taxes, depreciation and amortization (EBITDA), rather than net profits.

Operating Results
New bookings for the quarter, excluding maintenance services, were in excess of $2 million. These new bookings consisted of a new enterprise license contract, a large add-on enterprise license sale, and three Business Process Management (BPM) departmental workflow solutions. Bookings reflect the aggregate of signed contracts and/or completed customer purchase orders approved and accepted by the Company as binding commitments to purchase its products and/or services. New bookings do not include maintenance services as these tend to be recurring in nature on an annual or more frequent basis.
The Company recognized revenues in the three and six month period ending July 31, 2010 of $4,676,000 and $8,220,000, compared to $4,069,000 and $7,820,000 in the comparable prior period. The increased revenues recognized over the prior three and six month periods are derived primarily from an increase in proprietary software systems sales, as well as recurring revenues recognized from application-hosting and maintenance revenues. The Company incurred operating losses in the three and six month period ending July 31, 2010 of $28,000 and $1,229,000 respectively. Comparatively, the Company incurred a loss of $17,000 and operating profit of $11,000 respectively, for the three and six month periods ending July 31, 2009. Operating expenses in the three and six month period ending July 31, 2010 were $4,704,000 and $9,449,000 respectively, compared to $4,087,000 and $7,810,000 in the comparable prior three and six month periods. The increase in operating expenses was due to several factors including an increase in amortization of capitalized software development costs. This increase in amortization expense is primarily due to the general release of accessANYware 5.0 in late fiscal 2009. In addition to amortization expense, the Company increased investments made in professional services staffing, customer, professional fees, and increased compensation expenses.
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

Quarterly Statement of Operations(1)

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009

Systems sales	20.5%	10.8%	13.5%	10.1%
Services, maintenance and support	60.5	68.8	65.4	70.5
Application-hosting services	19.0	20.4	21.1	19.4

Total revenues	100.0	100.0	100.0	100.0
Cost of sales	56.3	60.2	63.4	58.9
Selling, general and administrative	32.2	30.8	39.0	31.6
Product research and development	12.1	9.4	12.6	9.3

Total operating expenses	100.6	100.4	114.9	99.9

Operating profit (loss)	(0.6)	(0.4)	(14.9)	0.1
Other income (expense), net	(1.0)	—	(0.3)	—
Income tax net benefit	—	—	(0.1)	(0.1)

Net earnings (loss)	(1.6)%	(0.4)%	(15.2)%	0.0%

Cost of systems sales	81.2%	174.3	136.6%	182.0%

Cost of services, maintenance and support	48.7%	47.0%	51.4%	43.1%

Cost of application-hosting services	53.4%	43.9%	53.6%	52.5%

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

Backlog
Backlog consisted of the following (in thousands):

	July 31,	April 30,	January 31,	July 31,
	2010	2010	2010	2009
Streamline Health software licenses	$174	$188	$201	$2,012
Custom software	62	107	105	166
Hardware and third party software	95	145	171	407
Professional services	3,981	3,800	3,977	3,805
Application-hosting services	8,818	9,310	9,414	11,634
Recurring maintenance	5,788	5,078	5,987	5,373

Total	$18,918	18,628	$19,855	$23,397

At July 31, 2010 Streamline Health has master agreements and purchase orders from customers and remarketing partners for systems and related services (excluding support and maintenance, and transaction-based application-hosting revenues), which have not been delivered or installed and if fully performed, would generate future revenues of approximately $18,918,000 compared with $23,397,000 at July 31, 2009. The related systems and services are expected to be delivered over the next two to three years. The overall decrease in the backlog as compared to July 31, 2009 is primarily the result of the recognition of revenues relating to the release of accessANYware 5.0 in the fourth quarter of fiscal 2009, along with the continued recognition of backlogged revenues relating to professional services, hardware and software for the Canadian client and others, as well as the recognition in fiscal 2009 of maintenance revenue from one long term maintenance contract for one large customer.

At July 31, 2010, Streamline Health had maintenance agreements or purchase orders, from customers and remarketing partners, which if fully performed, will generate future revenues of approximately $5,788,000 compared with $5,373,000 at July 31, 2009, through their respective renewal dates in fiscal year 2010 and 2011. The increase results primarily from the signing of new proprietary software sales contracts during the second half of fiscal 2009, and in the first half of fiscal 2010.
At July 31, 2010, Streamline Health has entered into application-hosting agreements, which are expected to generate revenues in excess of $8,818,000 through their respective renewal dates in fiscal years 2010 through 2015. The application-hosting backlog decreased from the $11,634,000 at July 31, 2009, due to the continued recognition of revenues from contracts signed in fiscal 2008 and 2009, and decreased volume of new application-hosting business through the end of the second quarter.
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
Streamline Health believes a large percentage of its future revenues will come from its remarketing agreements in place with health information systems vendors. The Company continues to actively pursue remarketing agreements with other companies.

Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended July 31,		Dollars	Percent
	2010	2009	Change	Change
Proprietary software (1)	$674	$91	$583	641%
Hardware & third party software (1)	287	349	(62)	(18%)
Professional services (2)	928	953	(25)	(3%)
Maintenance & support (2)	1,902	1,848	54	3%
Application-hosting services	885	828	57	7%

Total Revenues	$4,676	$4,069	$607	15%

	For the Six Months Ended July 31,		Dollars	Percent
	2010	2009	Change	Change
Proprietary software (1)	$702	$134	$568	424%
Hardware & third party software (1)	409	653	(244)	(37%)
Professional services (2)	1,587	1,755	(168)	(10%)
Maintenance & support (2)	3,787	3,762	25	1%
Application-hosting services	1,735	1,516	219	14%

Total Revenues	$8,220	$7,820	$400	5%

(1)	Proprietary software and hardware are the components of the system sales line item

(2)	Professional services and maintenance & support are the components of the service, maintenance and support line item. BPM consulting services are included in professional services.
The quarterly, and year-to-date increase in revenues was primarily the result of two large proprietary software sales during the second quarter, and continued recognition of backlog revenues from hosted contracts. Professional service and hardware and third party software sales decreased primarily from customer delays, and decreases in the volume of hardware upgrades by existing clients, or delays in the purchase of hardware and third party software.

Operating Expenses
Operating expenses consisted of the following (in thousands):

	For the Three Months Ended July 31,		Dollars	Percent
	2010	2009	Change	Change
Cost of system sales	$780	$768	$12	2%
Cost of services, maintenance and support	1,379	1,316	63	5%
Cost of application-hosting	472	364	108	30%

Total cost of sales	$2,631	$2,448	$183	8%

Selling, general, and administrative	1,506	1,255	251	20%
Research and development	567	384	183	48%

Total operating expenses	$4,704	$4,087	$617	15%

	For the Six Months Ended July 31,		Dollars	Percent
	2010	2009	Change	Change
Cost of system sales	$1,518	$1,434	$84	6%
Cost of services, maintenance and support	2,761	2,380	381	16%
Cost of application-hosting	929	796	133	17%

Total cost of sales	$5,208	$4,610	$598	13%

Selling, general, and administrative	3,204	2,470	734	30%
Research and development	1,037	730	307	42%

Total operating expenses	$9,449	$7,810	$1,639	21%

Cost of systems sales includes amortization of capitalized software expenditures, royalties, and the cost of third-party hardware and software. The increase in the cost of systems sales during the three and six month periods ended July 31, 2010, over the prior comparable quarter, is primarily the result of the increases in amortization of capitalized software development costs due to the general release of accessANYware 5.0. Additionally, this was offset by reduced hardware and third party software sales and the associated direct costs.
Cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. The increase is primarily due to the increased investment in professional services staff and support for continued growth of the BPM services.
The increases in the cost of application-hosting services operations over the three and six months ended July 31, 2010, over the prior comparable period, are primarily attributable to increased compensation, depreciation and third party license and maintenance expenses as a result of the growing hosting center operations, as well as typical annual cost increases.

Selling, General and Administrative Expense
Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. This increase over the respective comparable prior periods is due to the investment in customer initiatives; increases in commissions and other compensation expenses; re-instatement of bonuses; increased bad debt expense; severance costs; and professional fees relating to increased compliance and administration costs.
Product Research and Development Expense
Product research and development costs are summarized as follows (in thousands):

	For the Three Months Ended July 31,		Dollars	Percent
	2010	2009	Change	Change
Research and development expense	$567	$384	$183	48%
Capitalized research and development cost	578	1,071	(493)	(46)%

Total R&D Cost	$1,145	$1,455	$(310)	(21%)

	For the Six Months Ended July 31,		Dollars	Percent
	2010	2009	Change	Change
Research and development expense	$1,037	$730	$307	42%
Capitalized research and development cost	1,274	2,020	(746)	(37)%

Total R&D Cost	$2,311	$2,750	$(439)	(16)%

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Research and development expenses increased from the prior comparable quarter, primarily due to a decrease in costs eligible for capitalization. However, the decrease in total research and development cost for the three and six month period ended July 31, 2010 over the prior comparable period is the result of the reduced resources necessary for research and development efforts, subsequent to the release of accessANYware 5.0 in the fourth quarter of fiscal 2009.
Operating Profit (loss)
The Company incurred operating losses of $28,000 and $1,229,000 for the three and six month period ended July 31, 2010. Comparatively, during the prior three and six month periods, the Company incurred an operating loss of $17,000 and an operating profit of $11,000, respectively. Increases in proprietary software sales and recurring application-hosting revenues were offset by increased investment in customer initiatives, increased compensation, and increased expense relating to amortization of capitalized software development costs, contributed to the losses for the three and six month periods ending July 31, 2010.

Other Expense
Interest expense for the three and six months ended July 31, 2010 was $34,000 and $56,000 respectively, compared to $11,000 and $18,000 in the comparable prior periods. The increase in interest expense was related to the working capital facility interest and fees. The increase in the interest expense results primarily from a larger average balance outstanding than in the prior comparable periods and the interest from the capital lease for equipment entered into in January 2010.
Provision for Income Taxes
The tax provision in the first quarter of fiscal 2010 and 2009 is comprised of primarily state and local provisions.
Net loss
The Company incurred net losses of $76,000 and $1,252,000 in the three and six month periods ended July 31, 2010, compared to net losses of $18,000 and $2,000 in the comparable prior periods ended July 31, 2009. Increases in proprietary software sales and recurring application-hosting revenues were offset by increased investment in customer initiatives, compensation, and increased expense relating to amortization of capitalized software development costs, which contributed to the loss for the current three and six month periods.
Liquidity and Capital Resources
Traditionally, Streamline Health has funded its operations, working capital needs, and capital expenditures primarily from a combination of cash generated by operations, bank loans, and revolving lines of credit. Streamline Health’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from customers, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter.
Streamline Health has obligations for capital resources, consisting of the $2,000,000 borrowed under its bank line of credit at July 31, 2010, and non-cancelable operating leases of approximately $1,776,000 payable over the next five years, $365,000 for a capital lease, and an economic development incentive from the City of Blue Ash, Ohio up to a maximum amount of $130,000. Capital expenditures for property and equipment in 2010 are not expected to exceed $1,000,000.
Net cash used for operations for the six months ended was $15,000, as compared to cash provided by operations of $733,000 in the prior comparable period. In addition to the net loss incurred, the change in cash for operations was the result of significant cash collections during the second quarter offsetting a significant amount of new contracts and accounts receivable, and a decrease in deferred revenues which reflects the revenue recognition of prepaid maintenance contracts during fiscal 2010, net of any additional payments received in 2010, along with the timing of any payments received.

Net cash used in investing activities was $1,573,000, an improvement of $806,000 from the prior comparable period. This decrease was primarily due to the decrease in capitalized software development costs, as a result of accessANYware 5.0 reaching general release in late 2009 which had significant development costs capitalized in the prior year.
The net cash provided by financing activities is primarily the net change of cash received from the line of credit, proceeds received from the employee stock purchase plan, and from the exercise of stock options.
At July 31, 2010, Streamline Health had cash on hand of $580,574, and availability of $46,000 under the line of credit. Streamline Health believes that its present cash position, combined with cash generation currently anticipated from operations, the availability of the revolving credit facility, and possible access to new funding sources will be sufficient to meet anticipated cash requirements for the next twelve months. However, continued expansion of the Company will require additional resources. The Company may need to incur debt, obtain an additional infusion of capital, or a combination of both, depending on the extent of the expansion of the Company and future revenues and expenses. However, there can be no assurance Streamline Health will be able to do so. The Company is evaluating financing options available.
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
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Streamline Health’s senior management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of Streamline Health’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, Streamline Health’s management, including the Chief Executive and Interim Chief Financial Officer, concluded that there is reasonable assurance that Streamline Health’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no changes in Streamline Health’s internal control or in the other controls during the quarter ended July 31, 2010 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.
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

Item 3.	DEFAULTS UPON SENIOR SECURITIES
The Company was not in default of its existing credit facility at July 31, 2010.

Item 6.	EXHIBITS
(a) Exhibits

3.1	(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. (*)

3.1	(b)	Certificate of Incorporation of Streamline Health Solutions, Inc., amendment No. 1 (*)

3.2		Bylaws of Streamline Health Solutions, Inc. as amended and restated on July 22, 2010

11		Computation of earnings (loss) per common share

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(*)	Incorporated herein by reference from, the Registrant’s SEC filings. (See INDEX TO EXHIBITS)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: September 9, 2010	By:	/s/ J. Brian Patsy
J. Brian Patsy
Chief Executive Officer

DATE: September 9, 2010	By:	/s/ Donald E. Vick, Jr.
Donald E. Vick, Jr.
Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Exhibit

3.1	(a)
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

3.2		Bylaws of Streamline Health Solutions, Inc. as amended and restated on July 22, 2010.

11		Computation of Earnings (Loss) Per Common Share

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002