Form 10-Q
period 2010-10-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2010-12-09
CIK 1008586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of December 9, 2010: 9,796,517.

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets

	(Unaudited)	(Audited)
	October 31,	January 31,
	2010	2010
Current assets:
Cash and cash equivalents	$665,472	$1,025,173
Accounts receivable, net of allowance for doubtful accounts of $100,000	2,408,822	1,922,279
Contract receivables	705,472	1,182,308
Prepaid hardware and third party software for future delivery	204,263	149,281
Prepaid other, including prepaid customer maintenance contracts	1,121,857	1,363,332
Deferred income taxes	224,000	224,000

Total current assets	5,329,886	5,866,373

Property and equipment:
Computer equipment	3,162,406	2,987,039
Computer software	1,979,869	1,816,397
Office furniture, fixtures and equipment	747,867	747,867
Leasehold improvements	639,864	574,257

	6,530,006	6,125,560
Accumulated depreciation and amortization	(4,951,522)	(4,344,432)

	1,578,484	1,781,128

Contract receivables, less current portion	243,635	146,093
Capitalized software development costs, net of accumulated amortization of $12,312,492 and $10,411,828, respectively	8,090,628	8,049,292
Other, including deferred income taxes of $1,651,000	1,674,876	1,681,661

	$16,917,509	$17,524,547

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Liabilities and Stockholders’ Equity

	(Unaudited)	(Audited)
	October 31,	January 31,
	2010	2010

Current liabilities:
Accounts payable	$382,823	$887,928
Accrued compensation	650,027	559,235
Accrued other expenses	485,862	476,504
Line of credit, current	2,400,000	—
Current portion of capital lease obligation	209,060	249,309
Current portion of deferred revenues	4,530,436	4,956,303

Total current liabilities	8,658,208	7,129,279

Line of credit, non-current	—	900,000
Deferred revenues, less current portion	109,498	602,239
Capital lease obligation, less current portion	24,217	161,666
Accrued other expenses, non-current	7,763	—

Total liabilities	8,799,686	8,793,184

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,767,284 and 9,436,824 shares issued, respectively	97,673	94,368
Additional paid in capital	36,706,649	36,160,126
Accumulated other comprehensive income	—	5,620
Accumulated deficit	(28,686,499)	(27,528,751)

Total stockholders’ equity	8,117,823	8,731,363

	$16,917,509	$17,524,547

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended October 31,
(Unaudited)

	Three Months		Nine Months
	2010	2009	2010	2009
Revenues:
Systems sales	$579,332	$169,801	$1,690,650	$957,384
Services, maintenance and support	2,989,610	3,006,002	8,364,120	8,522,975
Application-hosting services	901,934	930,242	2,636,599	2,445,978

Total revenues	4,470,876	4,106,045	12,691,369	11,926,337

Operating expenses:
Cost of systems sales	737,385	658,294	2,255,780	2,091,989
Cost of services, maintenance and support	1,347,055	1,317,619	4,108,043	3,697,735
Cost of application-hosting services	480,327	407,953	1,409,453	1,203,606
Selling, general and administrative	1,361,657	1,540,745	4,565,097	4,010,877
Product research and development	400,133	466,455	1,437,451	1,196,645

Total operating expenses	4,326,557	4,391,066	13,775,824	12,200,852

Operating profit (loss)	144,319	(285,021)	(1,084,455)	(274,515)
Other income (expense):
Interest expense	(31,585)	(12,137)	(87,921)	(30,254)
Other income (expense)	(13,158)	1,387	29,628	20,390

Earnings (loss) before taxes	99,576	(295,771)	(1,142,748)	(284,379)
Income taxes	(5,000)	—	(15,000)	(13,000)

Net earnings (loss)	$94,576	$(295,771)	$(1,157,748)	$(297,379)

Basic net earnings (loss) per common share	$0.01	$(0.03)	$(0.12)	$(0.03)

Diluted net earnings (loss) per common share	$0.01	$(0.03)	$(0.12)	$(0.03)

Number of shares used in per common share computations:
Basic	9,536,051	9,423,211	9,486,233	9,385,969

Diluted	9,544,183	9,423,211	9,486,233	9,385,969

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended October 31,
(Unaudited)

	2010	2009
Operating activities:
Net loss	$(1,157,748)	$(297,379)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Loss on disposal of fixed assets	—	4,308
Long-term lease incentive	—	(48,842)
Depreciation and amortization	2,550,778	2,039,232
Share-based compensation	414,486	204,259

Changes in assets and liabilities:
Accounts and contract receivables	(107,249)	1,704
Other current assets	180,874	4,950
Accounts payable and accrued expenses	(405,364)	(231,355)
Deferred revenues	(918,608)	(1,859,963)

Net cash provided by (used in) operating activities	557,169	(183,086)

Investing activities:
Purchases of property and equipment	(447,470)	(464,395)
Capitalization of software development costs	(1,942,000)	(2,879,000)
Other	6,785	24,805

Net cash used in investing activities	(2,382,685)	(3,318,590)

Financing activities:
Proceeds from stock purchase plan and exercise of stock options	135,341	65,900
Proceeds from municipal incentive agreement	8,172	—
Net change in bank line of credit	1,500,000	1,100,000
Payments on capital lease	(177,698)	—

Net cash provided by financing activities	1,465,815	1,165,900

Decrease in cash and cash equivalents	(359,701)	(2,335,776)
Cash and cash equivalents at beginning of period	1,025,173	3,128,801

Cash and cash equivalents at end of period	$665,472	$793,025

Supplemental cash flow disclosures:
Interest paid	$87,639	$24,899

Income taxes paid	$54,741	$10,584

See Notes to Condensed Consolidated Financial Statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“Streamline Health® or the Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent Streamline Health Solutions, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three and nine months ended October 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2011.
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
Useful Lives of Capitalized Software Development Costs
In the fourth quarter of fiscal 2009 the Company made its fifth generation software, accessANYware 5.0, generally available. In the first quarter of fiscal 2010, subsequent to the release, the Company completed a review by product of the estimated useful lives of its capitalized software development costs. After reviewing strategic plans, analyzing the historical useful life of the software products, forecasting product life cycles and demand expectations, the Company assigned a five year estimated useful life for costs capitalized for accessANYware 5.x products, and revised the estimated useful lives of certain other products from three years to five years.
The product life cycle for accessANYware versions prior to 5.x, have lasted longer than five years. Historical product and customer data shows that many customers remain on the same primary version for five years or more after purchase, or product support and development continue for five years or more. The Company expects the accessANYware 5.x products to also have a five year or longer product life cycle based on this historical data, and the estimated product development lifecycle. In addition, the useful life of the unamortized balance of development costs for prior accessANYware versions should also reflect an approximate five year life from their documented general release dates. The Company intends to actively sell and support these products for a minimum five years while 5.x products are being rolled out. This same policy will be applied to FolderView as it is generally a primary add-on component to prior accessANYware versions, and has had a similar historical life cycle. FolderView will be embedded into version 5.1. Upon Company review of the revenue projections, the estimated life cycle of accessANYware 5.x products, and the remaining life cycle for prior accessANYware and FolderView releases, a five year estimated life is reasonable and proper.

The Company accounted for the change in useful life as a change in accounting estimate which is accounted for on a prospective basis effective February 1, 2010. For the three and nine months ended October 31, 2010 the change resulted in a reduction of amortization expense of approximately $251,000 and $753,000, respectively; an increase in income from continuing operations and net income of $251,000 and $753,000, respectively; and an increase in basic and diluted earnings (loss) per share of $0.03 and $0.08, respectively. Amortization expense for capitalized software development costs is included in cost of system sales in the consolidated statement of operations.
NOTE C — EQUITY AWARDS
Compensation expense is recognized over the requisite service period for awards of equity instruments to employees based on the grant-date fair value of those awards expected to ultimately vest (with limited exceptions). Forfeitures are estimated on the date of the grant and revised if actual or expected forfeiture activity differs materially from original estimates.
During the nine months ended October 31, 2010, the Company granted 139,916 options with a weighted average exercise price of $1.98 per share. During the same period 80,400 options expired with an average exercise price of $2.03 per share and 92,000 options were exercised under all plans at an average exercise price of $1.05 per share.
The fair value of each option grant during the quarter ended October 31, 2010 was estimated at the date of the grants using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.50%, a dividend yield of zero percent; and a current weighted average volatility factor of the expected market price of Streamline Health’s Common Stock of 0.541 in 2010. The weighted average expected life of stock options is five years and have a forfeiture rate of zero.
During the first nine months of the current fiscal year, the Company granted 208,541 restricted stock shares with a weighted average fair value of $1.94 per share. These shares are subject to the 2005 Incentive Compensation Plan as amended, and are granted to certain independent members of the Board of Directors and employees. The shares have an approximate one-year restriction period. During the same period 25,422 restricted shares had their restriction period lapse; these shares had a weighted average fair value of $2.95 per share. In addition, 3,347 shares were forfeited prior to the lapse of the restriction period; these shares had a weighted average fair value of $2.00 per share.

NOTE D — EARNINGS PER SHARE
The basic earnings (loss) per common share are calculated using the weighted average number of common shares outstanding during the period.
The fiscal 2010 and 2009 diluted net earnings (loss) per common share calculation, excludes the effect of some common stock equivalents, as the inclusion thereof would be anti-dilutive. The following table details the share amounts, as of the end of the third quarter:

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Stock options (1)	593,398	642,882	605,398	642,882
Restricted stock (2)	217,048	25,422	217,048	25,422

Total anti-dilutive shares excluded	810,446	668,304	822,446	668,304

(1)
Option shares with prices ranging from $1.46 to $6.03 and $0.53 to $6.03 were outstanding for the three months ended October 31, 2010 and October 31, 2009, respectively. Option shares with prices ranging from $0.53 to $6.03 and $0.53 to $6.03 were outstanding for the nine months ended October 31, 2010 and October 31, 2009, respectively.

(2)
Performance based restricted stock awards, for which all necessary conditions of such contingently issuable shares have not been satisfied; Share prices ranging from $1.85 to $2.48 and $2.48 to $2.95 were outstanding for the three and months ended October 31, 2010 and October 31, 2009, respectively.

NOTE E — CONTRACTUAL OBLIGATIONS
The following table details the remaining obligations, by fiscal year, as of the end of the quarter:

	Line of Credit	Operating Leases	Capital Lease	Fiscal Year Totals
2010	$—	117,000	—	$117,000
2011	2,400,000	396,000	250,000	3,046,000
2012	—	334,000	—	334,000
2013	—	320,000	—	320,000
2014	—	329,000	—	329,000
Thereafter	—	164,000	—	164,000

Total	$2,400,000	1,660,000	250,000	$4,310,000

On June 21, 2010, the Company entered into a Second Amendment to Lease Agreement with Alliance Street, LLC for the Company’s principal executive offices. The term of the lease has been extended for a five year term expiring October 31, 2015.
On June 16, 2010 the Company entered into a minimum five year economic development incentive agreement with the City of Blue Ash, Ohio. This incentive agreement allows the Company to draw up to $130,000 for critical business functions. The terms of the agreement allow for any balance drawn to be forgiven by the City of Blue Ash upon meeting certain employment criteria. The Company has received $8,000 in reimbursements for capital expenditures as of October 31, 2010.

NOTE F — DEBT
On October 21, 2009, the Company entered into an amended and restated revolving note with Fifth Third Bank, Cincinnati, OH. The terms of the loan remain the same as set forth in the revolving note entered into on October 31, 2008, as amended on January 6, 2009, except as follows: (i) the maximum principal amount that can be borrowed was increased to $2,750,000 from the prior maximum amount of $2,000,000; (ii) the maturity date of the loan was extended to October 1, 2011 from August 1, 2010; and (iii) the interest rate on the outstanding principal balance will accrue at an annual floating rate of interest equal to the Adjusted Libor Rate (as defined in the revolving note) plus 3.25%. The interest rate on the note was 3.625% at October 31, 2010.
In connection with the entering into of the revised revolving note, the Company also entered into an amended and restated continuing guaranty agreement. The terms of the continuing guaranty agreement remain the same as set forth in the guaranty agreement entered into on October 31, 2008, as amended on January 6, 2009, except that the covenant that formerly required the Company to maintain certain levels of minimum tangible net worth has been eliminated.
The note also continues to be secured by a first lien on all of the assets of the Company pursuant to security agreements entered into by the Company.
The Company was in compliance with all of the covenants at October 31, 2010. The Company pays a commitment fee on the unused portion of the facility of 0.06%. The Company had outstanding borrowings of $2,400,000 under this revolving loan as of October 31, 2010.

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

General
Founded in 1989, Streamline Health Solutions, Inc. (“Streamline Health®”, “Streamline” or the “Company”) is a healthcare information technology company, which is focused on developing and licensing proprietary software solutions that improve document-centric information flows and complement and enhance existing transaction-centric hospital healthcare information systems. In addition, Streamline Health provides consulting services specializing in enterprise connectivity, systems integration, and departmental process improvement. The Company sells its products and services in North America through its direct sales force, and its reseller partnerships. The Company also sells to direct remarketers, hospitals, clinical and ambulatory services.
Document imaging and workflow management technologies like those provided by Streamline Health are essential elements of a complete Electronic Health Record because they allow for the storage of unstructured data. Unstructured data may consist of patient record elements other than discrete data. Examples of unstructured data are hand written physician or nursing notes, physician orders, photographs, audio, video, and outside correspondence.
Streamline Health’s solutions create a permanent document-based repository of historical health information that is complementary and can be seamlessly integrated with existing disparate clinical, financial and administrative information systems, providing convenient electronic access to all forms of patient information from any location, including secure web-based access. These integrated solutions allow providers and administrators to link existing hospital information systems with digitized documents, which can dramatically improve the availability of patient information while decreasing direct costs associated with document retrieval, work-in-process, chart processing, document retention, and archiving.
Healthcare providers have significant need to streamline document-centric information flows to eliminate business process friction points. Streamline Health’s vision for its customers is a fully integrated business process across departments, vendors and existing clinical, billing and administrative applications. These comprehensive, cost-effective information systems deliver rapid access to fully updated and complete patient information. Streamline Health’s strategy is to remain a leader in document management and workflow technologies that supplement the existing clinical information system, provide cost-saving efficiency and enhanced safety through improved access to critical patient data. The Company’s systems and services can also help a provider’s existing system to achieve “meaningful use” under the HITECH provisions of the American Recovery and Reinvestment Act of 2009 (ARRA); which allow for reimbursement by the U.S. federal government for health providers’ capital expenditures on health information technology. These benefits encourage physicians to adopt the Company’s solutions because of convenient access to documents not typically available in data-centric clinical information systems.
The Company operates primarily in one segment as a provider of health information technology solutions that streamline healthcare information flows within the healthcare facility. The financial information required by Item 101(b) of Regulation S-K is contained in Item 6. Selected Financial Information section of the Company’s January 31, 2010 Form 10-K.

Executive Overview
In 2009, the Company successfully made its fifth-generation software architecture (accessANYware 5.0) generally-available, and has put the new architecture into production successfully in several large healthcare facilities in Canada. Subsequently, we have continued our investment in the accessANYware 5.x solution portfolio research and development. This development effort includes the consolidation of technology platforms onto the Microsoft.NET platform, and also the internationalization of the software which specifically included French Canadian language capabilities as part of Streamline Health’s agreements with health care systems in Canada via our international remarketing partner, Telus Health. In 2010 and into 2011 we are continuing development efforts on accessANYware 5.1 which we expect will be available to our U.S. based customers in 2011. The enhanced version of the accessANYware 5.x products allow for expanded functionality, additional interoperability capabilities with existing third party healthcare health information systems, and shorter development periods for a faster time-to-market for new products. We have had positive reception to accessANYware 5.0 at the installed locations in Canada, and the Company plans to continue this momentum with future releases of 5.x products.
Prior versions of accessANYware are still available for sale, and the Company continues to provide full product support for prior versions, as we anticipate several years before all existing accessANYware customers complete a transition to the accessANYware 5.x platform.
Healthcare organizations are seeking to improve business processes to reduce costs, and increase reimbursement rates and revenues, while also improving the quality of care. Business Process Management (BPM) and our newly organized Performance Management Group (PMG) are Streamline Health’s consulting services divisions that take advantage of what the Company believes is a significant growth opportunity; to provide departmental document workflow solutions, revenue cycle management, executive decision analysis consulting, and business process optimization services. In the third quarter of 2010 we entered into a contract with one of our Texas based hospital systems for BPM services to implement our Referral Order Workflow (ROW). This solution will provide an automated means of capturing and referring physician orders while routing to the hospital’s scheduling office, and linking the orders to the patient’s medical record within Streamline Health’s enterprise document management repository. Workflow solutions such as ROW are solutions targeted for departmental process improvements. These BPM and PMG implemented solutions provide for a quick return on investment for customers by utilizing Streamline’s workflow management expertise. The Company views offerings such as ROW, as drivers of our future growth, as well as the success of our customers.
BPM’s focus will remain on departmental workflow and process improvement solutions, and PMG will focus on revenue cycle enhancement consulting and executive level decision analysis. Both use Streamline’s workflow technologies and expertise to improve the customer’s business operations.

Streamline Health delivers its products as licensed, locally-installed systems, or hosted systems in the Company’s data center. A desirable byproduct of hosted system sales is the recurring revenues from backlog fulfillment of these hosted contracts, which are typically five- year or more contract periods. Additionally, there are a high percentage of contract renewals after the initial term. As the Company continues to promote our hosted recurring revenue model, traditional license sales provide a significant impact to our short-term operating results. Licensed, locally installed contracts also provide for significant near-term operating cash flow, as we acquire more hosted customers for which cash is collected over the long term period of the hosted contract. The Company believes a combination of licensed, locally installed system sales along with growth in recurring revenue from hosted system sales is key to our long term success and return on investment for the Company’s stockholders. In the near term, management believes it is more appropriate to measure its success by revenue and revenue backlog, and level of earnings before interest, taxes, depreciation and amortization (EBITDA), rather than net profits. Furthermore, the Company expects that the near-term focus on these metrics will translate into the goal of sustained profitability over the long-term.
Operating Results
New bookings for the third quarter, excluding maintenance services, were in excess of $1.2 million. These new bookings include two new enterprise license contracts, and a large add-on enterprise license sale. Bookings reflect the aggregate of signed contracts and/or completed customer purchase orders approved and accepted by the Company as binding commitments to purchase its products and/or services. New bookings do not include maintenance services as these tend to be recurring in nature on an annual or more frequent basis.
The Company recognized revenues in the three and nine month periods ending October 31, 2010 of $4,471,000 and $12,691,000, compared to $4,106,000 and $11,926,000 in the comparable prior periods. The increased revenues recognized over the prior three and nine month periods are derived primarily from an increase in proprietary software systems sales, as well as recurring revenues recognized from application-hosting and maintenance revenues. The Company incurred an operating profit in the current quarter of $144,000 and an operating loss of $1,084,000 for the nine month period ending October 31, 2010. Comparatively, the Company incurred operating losses of $285,000 and $275,000 respectively, for the three and nine month periods ending October 31, 2009. Operating expenses in the three and nine month periods ending October 31, 2010 were $4,327,000 and $13,776,000 respectively, compared to $4,391,000 and $12,201,000 in the comparable prior three and nine month periods. The decrease in operating expenses over the prior quarter was due to decreased selling, general and administrative expenses in the third quarter of 2010. The increase in operating expenses over the prior nine month period was due to several factors including an increase in amortization of capitalized software development costs. This increase in amortization expense in fiscal 2010 is primarily due to the general release of accessANYware 5.0 in late fiscal 2009. In addition to amortization expense, the Company increased investments made in professional services staffing, selling and marketing, professional fees, and increased compensation expenses.

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
Quarterly Statement of Operations(1)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009

Systems sales	13%	4%	13%	8%
Services, maintenance and support	66	73	66	71
Application-hosting services	21	23	21	21

Total revenues	100%	100%	100%	100%

Cost of sales	57%	58%	61%	59%
Selling, general and administrative	31	38	36	34
Product research and development	9	11	11	10

Total operating expenses	97%	107%	108%	102%

Operating profit (loss)	3%	(7)%	(8)%	(2)%
Other income (expense), net	(1)	(—)	(1)	(1)
Income tax net benefit	—	(—)	(—)	(—)

Net earnings(loss)	2%	(7)%	(9)%	(3)%

Cost of systems sales	127%	388%	133%	218%

Cost of services, maintenance and support	45%	44%	49%	43%

Cost of application-hosting services	53%	44%	54%	49%

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

Backlog
Backlog consisted of the following (in thousands):

	October 31,	July 31,	January 31,	October 31,
	2010	2010	2010	2009
Streamline Health software licenses	$298	174	201	2,036
Custom software	42	62	105	140
Hardware and third party software	176	95	171	268
Professional services	3,293	3,981	3,977	3,156
Application-hosting services	8,068	8,818	9,414	10,897
Recurring maintenance	7,641	5,788	5,987	6,075

Total	$19,518	18,918	19,855	22,572

At October 31, 2010 Streamline Health has master agreements and purchase orders from customers and remarketing partners for systems and related services (excluding support and maintenance, and transaction-based application-hosting revenues), which have not been delivered or installed and if fully performed, would generate future revenues of approximately $19,518,000 compared with $22,572,000 at October 31, 2009. The related systems and services are expected to be delivered over the next two to three years. The overall decrease in the backlog as compared to October 31, 2009 is primarily the result of the recognition of revenues relating to the release of accessANYware 5.0 in the fourth quarter of fiscal 2009, along with the continued recognition of backlogged revenues relating to professional services, hardware and software for the Canadian customer and others.
At October 31, 2010, Streamline Health had maintenance agreements or purchase orders, from customers and remarketing partners, which if fully performed, will generate future revenues of approximately $7,641,000 compared with $6,075,000 at October 31, 2009, through their respective renewal dates in fiscal year 2010 and 2011. The increase results primarily from the signing of new proprietary software sales contracts during the second half of fiscal 2009, and in the three quarters ended October 31, 2010.
At October 31, 2010, Streamline Health has entered into application-hosting agreements, which are expected to generate revenues in excess of $8,068,000 through their respective renewal dates in fiscal years 2010 through 2015. The application-hosting backlog decreased from $10,897,000 at October 31, 2009, due to the continued recognition of revenues from contracts signed in fiscal 2008 and 2009, and decreased volume of new application-hosting business through the end of the third quarter of 2010.
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

Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended
	October 31,		Dollars	Percent
	2010	2009	Change	Change
Proprietary software (1)	$402	$14	$388	2771%
Hardware & third party software (1)	177	156	21	13%
Professional services (2)	980	1,213	(233)	(19%)
Maintenance & support (2)	2,010	1,793	217	12%
Application-hosting services	902	930	(28)	(3%)

Total Revenues	$4,471	$4,106	$365	9%

	For the Nine Months Ended
	October 31,		Dollars	Percent
	2010	2009	Change	Change
Proprietary software (1)	$1,104	$148	$956	646%
Hardware & third party software (1)	586	809	(223)	(28%)
Professional services (2)	2,567	2,968	(401)	(14%)
Maintenance & support (2)	5,797	5,555	242	4%
Application-hosting services	2,637	2,446	191	8%

Total Revenues	$12,691	$11,926	$765	6%

(1)	Proprietary software and hardware are the components of the system sales line item

(2)	Professional services and maintenance & support are the components of the service, maintenance and support line item. BPM and PMG consulting services are included in professional services.
The quarterly, and year-to-date increase in revenues was primarily the result of several large proprietary software sales during the second and third quarters of 2010, and continued recognition of backlog revenues from hosted contracts. Professional service and hardware and third party software sales decreased primarily from customer delays for systems implementation, decreases in the volume of hardware upgrades by existing clients, or delays in the purchase of hardware and third party software.

Operating Expenses
Operating expenses consisted of the following (in thousands):

	For the Three Months Ended
	October 31,		Dollars	Percent
	2010	2009	Change	Change
Cost of system sales	$737	$658	$79	12%
Cost of services, maintenance and support	1,347	1,318	29	2%
Cost of application-hosting	480	408	72	18%

Total cost of sales	$2,564	$2,384	$180	8%

Selling, general, and administrative	1,362	1,541	(179)	(12)%
Research and development	400	466	(66)	(14)%

Total operating expenses	$4,326	$4,391	$(65)	(1)%

	For the Nine Months Ended
	October 31,		Dollars	Percent
	2010	2009	Change	Change
Cost of system sales	$2,256	$2,092	$164	8%
Cost of services, maintenance and support	4,108	3,698	410	11%
Cost of application-hosting	1,409	1,203	206	17%

Total cost of sales	$7,773	$6,993	$780	11%

Selling, general, and administrative	4,565	4,011	554	14%
Research and development	1,438	1,197	241	20%

Total operating expenses	$13,776	$12,201	$1,575	13%

Cost of systems sales includes amortization of capitalized software expenditures, royalties, and the cost of third-party hardware and software. The increase in the cost of systems sales during the three month period ended October 31, 2010, over the prior comparable quarter, is primarily the result of the increases in amortization of capitalized software development costs due to the timing of when certain products entered general availability, and increased hardware and third party software sales and the associated direct costs. The increase in the cost of systems sales during the nine month period ended October 31, 2010, over the prior comparable quarter, is primarily the result of the increases in amortization of capitalized software development costs due to the general release of accessANYware 5.0. Additionally, this was offset by reduced hardware and third party software sales and the associated direct costs.
Cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. The year-to-date increase is primarily due to the increased investment in professional services staff and support for continued growth of the BPM services through the second quarter 2010. Investment leveled off during the third quarter of fiscal 2010. The incremental costs incurred for the start-up of the PMG group, consisted of compensation and travel costs which occurred late in the third quarter.

The increases in the cost of application-hosting services operations over the three and nine months ended October 31, 2010, over the prior comparable periods, are primarily attributable to increased compensation, depreciation and third party license and maintenance expenses as a result of the growing hosting center operations, as well as typical annual cost increases.
Selling, General and Administrative Expense
Selling, General and Administrative expenses consist primarily of compensation and related benefits, reimbursable travel and living expenses related to the Company’s sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. The quarterly decrease over the comparable prior period is due to the reorganization of the sales and marketing staff, a decrease in bad debt expense, a decrease in commissions expense, offset by the re-instatement of bonuses. The year-to-date increase over the respective comparable prior period is due to investment in customer initiatives; increases in commissions and other compensation expenses; re-instatement of bonuses; severance costs; and professional fees relating to increased compliance and administration costs.
Product Research and Development Expense
Product research and development costs are summarized as follows (in thousands):

	For the Three Months Ended
	October 31,		Dollars	Percent
	2010	2009	Change	Change
Research and development expense	$400	$466	$(66)	(55)%
Capitalized research and development cost	668	859	(191)	(22)%

Total R&D Cost	$1,068	$1,325	$(257)	(19)%

	For the Nine Months Ended
	October 31,		Dollars	Percent
	2010	2009	Change	Change
Research and development expense	$1,438	$1,197	$241	20%
Capitalized research and development cost	1,942	2,879	(937)	(33)%

Total R&D Cost	$3,379	$4,076	$(697)	(17)%

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Research and development expenses decreased for the three months ended October 31, 2010 due to reduced required resources necessary for current development projects. Research and development expense decreased for the nine month period ended October 31, 2010, primarily due to a decrease in costs eligible for capitalization. However, the decrease in total research and development cost for the three and nine month periods ended October 31, 2010 over the prior comparable periods is the result of the reduced resources necessary for research and development efforts, subsequent to the release of accessANYware 5.0 in the fourth quarter of fiscal 2009.

Operating Profit (loss)
The Company incurred an operating profit of $144,000 and an operating loss of $1,084,000 for the three and nine month periods ended October 31, 2010. Comparatively, during the prior three and nine month periods, the Company incurred operating losses of $285,000 and $275,000, respectively. The operating profit for the quarter was primarily due to increases in proprietary software and maintenance revenues were offset by increases in capitalized software amortization and increased compensation. Similarly, increases in proprietary software sales and recurring application-hosting revenues were offset by increased investment in customer initiatives, increased compensation, and a year-to-date increase in expense relating to amortization of capitalized software development costs, which contributed to the operating loss for the nine month period ending October 31, 2010.
Other Expense
Interest expense for the three and nine months ended October 31, 2010 was $32,000 and $88,000 respectively, compared to $12,000 and $30,000 in the comparable prior periods. The increase in interest expense was related to the working capital facility interest and fees, as well as interest for the lease of capital equipment. Year-to-date other income of $30,000 is primarily made up of net unrealized foreign currency exchange gains on outstanding payables and receivables.
Provision for Income Taxes
The tax provision in the first quarter of fiscal 2010 and 2009 is comprised of primarily state and local provisions.
Net loss
The Company incurred net income of $95,000 and a year-to-date loss of $1,158,000 in the three and nine month periods ended October 31, 2010, compared to net losses of $296,000 and $297,000 in the comparable prior periods ended October 31, 2009. Increases in proprietary software sales and recurring application-hosting revenues were offset by increased investment in customer initiatives, compensation, and increased expense relating to amortization of capitalized software development costs, which contributed to the loss for the current nine month period.

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
Streamline Health has obligations for capital resources, consisting of the $2,400,000 borrowed under its bank line of credit at October 31, 2010, and non-cancelable operating leases of approximately $1,660,000 payable over the next five years, $250,000 for a capital lease, and an economic development incentive from the City of Blue Ash, Ohio up to a maximum amount of $130,000. Capital expenditures for property and equipment in 2010 are not expected to exceed $1,000,000.
Net cash provided by operations for the nine months ended was $565,000, as compared to cash used for operations of $183,000 in the prior comparable period. Significant decreases in deferred revenues and increases in software amortization and share-based compensation expenses offset the net loss incurred and decreases in accounts payable for a net cash provided by operation. Deferred revenues reflect the revenue recognition of prepaid maintenance contracts during fiscal 2010, net of any additional payments received in 2010, along with the timing of any payments received.
Net cash used in investing activities was $2,383,000, an improvement of $936,000 from the prior comparable period. This decrease was primarily due to the decrease in capitalized software development costs, as a result of accessANYware 5.0 reaching general release in late 2009 which had significant development costs capitalized in the prior year.
The net cash provided by financing activities is primarily the net change of cash received from the line of credit, proceeds received from the employee stock purchase plan, and from the exercise of stock options. The increase in cash provided by financing activities is due to the increased draw against the line of credit as of October 31, 2010.
At October 31, 2010, Streamline Health had cash on hand of $665,000, and availability of $350,000 under the line of credit. The Company’s revolving credit facility matures October 1, 2011. The Company is currently evaluating our financing options available, including renewal or replacement of its current revolving credit facility. Streamline Health believes that its present cash position, combined with cash generation currently anticipated from operations, the availability and expected renewal or replacement of the revolving credit facility, and possible access to new funding sources will be sufficient to meet anticipated cash requirements for the next twelve months. However, continued expansion of the Company will require additional resources. The Company may need to incur debt, obtain an additional infusion of capital, or a combination of both, depending on the extent of the expansion of the Company and future revenues and expenses. However, there can be no assurance Streamline Health will be able to do so.

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
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Streamline Health’s senior management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of Streamline Health’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, Streamline Health’s management, including the Chief Executive and Interim Chief Financial Officer, concluded that there is reasonable assurance that Streamline Health’s disclosure controls and procedures were effective as of the end of the period covered by this report and there have been no changes in Streamline Health’s internal control or in the other controls during the quarter ended October 31, 2010 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.

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

Item 3.	DEFAULTS UPON SENIOR SECURITIES
The Company was not in default of its existing credit facility at October 31, 2010.

Item 6.	EXHIBITS
(a) Exhibits

3.1	(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. (*)

3.1	(b)	Certificate of Incorporation of Streamline Health Solutions, Inc., amendment No. 1 (*)

3.2		Bylaws of Streamline Health Solutions, Inc. as amended and restated on October 22, 2010 (*)

11		Computation of earnings (loss) per common share

31.1		Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

31.2		Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(*)	Incorporated herein by reference from, the Registrant’s SEC filings.
(See INDEX TO EXHIBITS)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: December 9, 2010	By:	/s/ J. Brian Patsy
J. Brian Patsy
Chief Executive Officer (Principal Executive Officer)

DATE: December 9, 2010	By:	/s/ Donald E. Vick, Jr.
Donald E. Vick, Jr.
Interim Chief Financial Officer (Principal Financial Officer, and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Exhibit

3.1	(a)
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

3.2
Bylaws of Streamline Health Solutions, Inc. as amended and restated on July 22, 2010, and previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on September 9, 2010.

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