Form 10-K
period 2011-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2011-04-13
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12h-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by The NASDAQ Stock Market, Inc. for the Registrant’s Common Stock on July 31, 2010, was $10,285,778.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 13, 2011: 9,866,517.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2011 are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as a part hereof.

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

Company Overview

Founded in 1989, Streamline Health Solutions, Inc. (“Streamline Health®”, “Streamline” or the “Company”) is a supplier of healthcare information technologies and services to healthcare organizations. We are focused on developing and licensing proprietary software solutions that increase efficiency, and reduce the cost of care by integrating multiple disparate systems, and improving the flow of information essential to the complete Electronic Health Record (EHR) used throughout the healthcare enterprise. The Company provides integrated tools and technologies including document workflow, document management, e-forms, connectivity, optical character recognition and business process integration. The Company’s systems provide healthcare organizations with secure, convenient electronic access to many forms of patient information from many locations, and enhance larger existing transaction-centric hospital healthcare information systems. The Company sells its products and services in North America to remarketers, hospitals, clinical and ambulatory services through its direct sales force, and its reseller partnerships.

The cost inefficiencies of traditional paper-based medical records, and the ever-increasing cost of administering medical care decrease the operating margins of healthcare organizations. Streamline Health solutions integrate the customer’s historical information systems with our document management and workflow applications to increase efficiency, decrease cost, and ultimately improve the timeliness and quality of information used in patient care. The Company’s document management solutions provide access to a complete patient medical record, including the structured data, such as laboratory results; and related unstructured data, such as a doctor’s hand written notes, consent forms, and outside correspondence. To complement and enhance our document management solutions, the Company’s workflow-based services offer solutions to inefficient and labor-intensive healthcare business processes throughout the revenue cycle, such as chart coding, abstracting and completion, remote physician referral order processing, pre-admission registration scanning and signature capture, financial screening, preoperative processing, Medicare/Medicaid audit, private-payer audit, mitigation processing, secondary billing services, explanation of benefits processing, release of information processing, human resource administration and supply chain management.

Based upon Streamline Health’s experience in installing its systems, a typical 500 bed hospital can produce in excess of 500,000 pages of new patient information each month. Even with computerized admission, billing, laboratory and radiology systems, individual physician document retrieval requests can be as high as 100 documents per physician per day. The volume of medical images such as digitized slides, videos and photographs in the patient record are expanding as well. For many customers space is at a premium. The adoption of the Company’s solutions can provide the ability to re-purpose the space traditionally used for warehousing paper medical records, into revenue generating patient care space. Thus, the ability to store and retrieve documents electronically, rather than storing voluminous paper records, decreases cost, increases revenue, and provides access on a timely basis. These are critical functionality features and benefits that the Company’s products provide to customers.

The Company’s software solutions are delivered either by purchased perpetual license which is installed locally in the customer’s data center; or by subscription and accessed on our company-hosted software systems through a secured connection, which is a delivery method commonly referred to as software-as-a-service (SaaS) or cloud computing. The hosting center provides Streamline Health’s complete suite of document management and workflow products, which customers can access and securely transmit data over a dedicated data communications line or virtual private network (VPN) via the internet. Streamline Health hosting services enable improved security, and accessibility to patient records at significant cost savings; with minimal up-front capital investment, maintenance, and support costs. In addition, the healthcare provider need not have knowledge of, expertise in, or control over the technology infrastructure in the hosting center that supports them. Hosted delivery systems allow customers to realize the benefits of our systems with an accelerated return on investment, and less economic risk.

The Company’s success in providing valuable products to our customers that improve the flow of essential information and operational efficiency throughout the healthcare enterprise, have led to lower cost of care and significant return on the customer’s investment. These successes have earned us customers that are among the most prestigious healthcare providers in the world including: UC Health (University of Cincinnati), Bronx Lebanon Hospital Center, University of California San Francisco, The Children’s National Medical Center in Washington, DC, Albert Einstein Healthcare Network, Beth Israel Medical Center, New York Presbyterian Hospital, and Memorial Sloan-Kettering Cancer Center. In Canada we service Centre hospitalier de l’Université de Montréal, McGill University Health Centre, and L’Agence de la santé et des sociaux de Montreal, all via our distribution partner Telus Health.

The Company operates primarily in one segment as a provider of health information technology solutions that improve healthcare processes and information flows within a healthcare facility.

Copies of documents filed by Streamline Health Solutions, Inc. with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, etc., and all amendments to those reports, if any, can be found at the web site www.streamlinehealth.net as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Copies can be downloaded free of charge from the Streamline Health web site or directly from the Securities and Exchange Commission web site, http://www.sec.gov/. Also, copies of Streamline Health’s annual report on Form 10-K will be made available, free of charge, upon written request to the Company. The Company’s corporate office address is 10200 Alliance Road, Suite 200, Cincinnati, Ohio 45242.

All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following year.

Products

Streamline Health’s systems enable medical and administrative personnel to more efficiently capture, store, manage, route, retrieve and process vast amounts of clinical, financial, patient and other information. Applications within these systems fulfill the administrative and regulatory needs of the Health Information Management, Patient Financial Services, Administration and other hospital departments. These systems have been specifically designed to integrate with any Clinical Information System through various means, including the proprietary software integration tool, STRM-IT. For example, the Company has integrated its solutions with selected systems from Telus Health (Oacis Electronic Medical Record), Siemens Medical Solutions USA Inc., Cerner Corporation, Eclipsys Corporation (merged with Allscripts Healthcare Solutions, Inc. in 2010), Epic Systems, Lawson Software, and GE Healthcare applications; thus enabling customers to use Streamline Health solutions without the expense of replacing entire software systems to gain the software functionality. By offering electronic access to all the patient information components of the medical record, this integration completes one of the most difficult tasks necessary to create a complete Electronic Health Record. Streamline Health’s systems deliver enterprise-wide access to fully updated patient information, which historically was maintained on a variety of media, including paper, magnetic disk, optical disk, and microfilm.

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

Streamline Health has developed innovative application tool sets to enable users of existing Hospital Information System applications to have a common user interface on a universal workstation. Streamline Health has also developed its own document and workflow management middleware to efficiently provide the object-oriented business processes common to all of its applications, such as scanning/indexing, faxing/printing, data archiving migration, security and auditing. Through its application software, document management middleware, and its workflow, image and web-enabling tools, Streamline Health allows the seamless merging of medical records department information and Patient Financial Services department “back office” functionality with existing clinical, billing and administrative information systems at the desktop.

accessANYwaretm

Streamline Health’s core technology is a document management repository that provides enterprise access to a patient’s document-based medical and financial records to better coordinate patient care. The accessANYware family of solutions work complementary to, and can be seamlessly integrated with existing transaction-centric clinical, financial and management information systems, allowing healthcare providers to aggressively move toward a true EHR. It allows authorized users to perform document searching, retrieval, viewing, processing, printing and faxing, as well as report generation — all from a single login. It also provides access to images such as digitized slides, videos and photographs. In addition, it provides the ability to store and retrieve document images of voluminous paper records on a timely basis at the desktop. By streamlining their process with accessANYware, healthcare organizations gain operational efficiencies that result in a positive impact on the bottom line.

The Company’s fifth-generation accessANYware architecture, released in fiscal 2009, includes the consolidation of technology platforms onto the Microsoft.NET platform, and also the internationalization of the software to reach international markets. This internationalization specifically included French Canadian language capabilities as part of Streamline Health’s agreements with customers in Canada. Development efforts continue on accessANYware releases 5.1 and later for introduction to U.S. based customers in fiscal 2011. Prior versions of accessANYware are still available for sale, and the Company continues to provide full product support for prior versions, as we anticipate several years before all existing accessANYware customers complete a transition to accessANYware 5.x products.

Major improvements within the fifth generation software:

•	STRM-IT and accessANYware are now one product

•	Within the one application many modules may be added on to fit customer needs, including selected functionality and workflows

•	Migration of platform from Java to Microsoft.NET

•	Patient worklist divided into filtering section and document grid

•	Role-based, LDAP compliant security function built in, makes for easier administration

•	Microsoft SQL Server Capable (Future)

Benefits of the new architecture:

•	Cutting-edge service oriented architecture

•	Enhanced database design better enforces database table relationships and constraints, prevents orphan records

•	Multi-entity, multi-timezone, and multi-language functionality

•	Provides for a higher level of integration with 3rd party applications

•	Customizable user interfaces, sorts, grouping, filtering, and workflow creation

•	Vastly improved product stability, which allows more cost-effective support & troubleshooting

•	Platform enables future expansion and easier integration with customer’s existing systems

•	Shorter testing cycles

•	Faster time-to-market

•	Simplified installation

The accessANYware family of products includes:

•	accessANYware — HIM is an enterprise wide, HIPAA and HITECH secure application that provides hospital organizations the ability to electronically store, search and retrieve medical records from any location within the facility, physician offices, off-site clinics and even from home. In addition, accessANYware — HIM provides a complete chart deficiency management system that includes analysis, electronic signature and management reports — all from a single login. accessANYware — HIM allows the user to securely view the entire medical record from a visit view or a category-based longitudinal view of historical patient information.

•	accessANYware — PFS is a HIPAA and HITECH secure application that allows any department of a healthcare organization the ability to store, retrieve and process document-centric information using a site-defined electronic folder hierarchy with a user-friendly interface. accessANYware — PFS provides document management and workflow capabilities for a hospital organization’s enterprise-wide departmental needs, such as Patient Financial Services, Business Office, Human Resources, Materials Management, and virtually any other department that has document intensive storage, retrieval and processing needs.

•	Streamline Health Integration Tools — STRM-ITtm supports powerful image-enabling and workflow technology that allows healthcare users to immediately and simultaneously access any patient information, including multimedia and paper-based information, through their existing third-party clinical, HR administrative or billing applications. STRM-IT also supports direct, secure access to the entire patient chart and physician inbox via integration. As a result, any application across the entire enterprise can be image-enabled, including the Healthcare Information Systems, Patient Billing Systems, Clinical Data Repositories and others. When the Clinical Data Repository is image-enabled, users can access any piece of information on the same workstation and from the same screen display, including the point of patient care. This means users can view traditional electronic data and images simultaneously on the same screen without signing in and out of multiple applications.

FolderView

FolderView complements the flagship solution, accessANYware, by providing capture/indexing of non-patient centric documents, storage in a historical repository, document search/viewing, reporting, auditing and optional modules for Patient Financial Services or Administrative Services applications. FolderView provides a complete departmental document management solution that addresses the content management needs of the full organization in one application. Each department can create a customized structure based on specific requirements, and integrate department specific workflows to enhance the solution. Significant features are multiple file type support, audio/video support, version control features, email and fax integration, and paperless markup capabilities.

Workflow Solutions

The Company’s departmental workflow-based solutions and services offer solutions to specific healthcare business processes within Health Information Management (HIM) and the revenue cycle. These solutions offer value to all of the constituents in the healthcare delivery process by enabling them to simultaneously access and utilize Streamline Health’s advanced workflow applications to process information, on a real-time basis from virtually any location, including the physician’s desktop, using web-based technology. Streamline Health’s solutions integrate its own proprietary document management platform, application workflow modules, and image and web-enabling tools that allow for the seamless merger of “back office” functionality with existing Hospital Information Systems at the desktop. Customers can purchase or host the FolderView workflow, departmental workflows, or can consult the Company to design custom workflows based on their needs.

The Streamline Health departmental workflow solutions are:

•	Referral Order Workflow allows hospitals the ability to electronically manage their inbound physician referral orders through a workflow process from receipt through pre-registration, and ultimately indexing into a central electronic repository, accessANYware.

•	Chart Completion Workflow is a chart deficiency management workflow that provides management reporting along with providing analysts and clinicians the ability to remotely analyze, electronically sign and complete deficient records. In addition to a single login, Chart Completion Workflow delivers a single user interface and integrated database. Therefore, from a single system login, users with appropriate security have the ability to search and retrieve information regarding patients and cases (for chart analysis), view, print and fax patient documents, as well as analyze or complete deficient documents. The functions presented to the user vary with the user’s security. For example, if the user is a clinician, they are presented with an inbox function that displays a list of incomplete charts (awaiting completion) and a list of “linked” patients assigned to them. The clinician then has the option to complete deficient charts or retrieve patient information via searching or by clicking on the “linked” patients within their inbox. This access may occur from any workstation within the facility, the physician’s office, or some other remote site. With proper security, the user is able to view, print and fax patient information.

•	Coding Workflow provides workflow automation of the coding and abstracting process by allowing hospital personnel to electronically access documents to be coded and abstracted from remote locations, including the employee’s home. It may also be integrated with third-party encoding or abstracting software, avoiding redundant data entry. Due to an acute shortage of available coding personnel, there currently exists a great demand for solutions to attract and retain qualified coders and to make the coding process more efficient.

•	Release of Information Workflow fulfills internal and external requests for patient information and allows for automatic invoicing capability. It also provides the ability to electronically search for, print, mail or fax information to third parties that request copies of patient records.

•	Financial Screening Workflow manages the rising number of self-pay accounts that healthcare providers are experiencing by forwarding the financial documents at the time of receipt to insurance specialists to expedite charity care program analysis.

•	Pre-Operative Workflow manages patient documents and reduces cancelled/rescheduled surgeries by proactively providing required document sets for the scheduled surgery facilitating those that are missing.

•	AuditACE helps reduce and/or eliminate default states (absent documents, missed document deadlines) and improve efficiency and productivity in managing the federal government’s Recovery Audit Contractor program to minimize Medicare fraud and abuse.

Health Information Management Suites

Streamline Health provides the opportunity to bundle solutions to provide value offerings to customers. Customers can purchase these bundled solutions based on their needs.

•	HIM Suite includes accessANYware — Patient Folders, Chart Completion Workflow, Release of Information Workflow, Coding Workflow and Chart Tracking Workflow.

•	The PFS Suite includes accessANYware — Non Patient Folders, and a choice of three among the following workflows: Referral Order Workflow, Pre-Operative Workflow, Financial Screening Workflow, and administrative workflows.

•	The Enterprise Suite is a full offering of Streamline Health solutions including the HIM Suite, the PFS Suite, and the Streamline Health Integration Tools (STRM-IT).

Professional Services

Streamline Health provides a full complement of professional services to implement and enhance its software applications. Streamline Health believes that high quality consulting and professional implementation services are important to attracting new customers and maintaining existing customer satisfaction. These services include implementation and training, project management, business process optimization, and custom software development. The implementation and training services include equipment and software installation, system integration and comprehensive training. The project management services include needs and cost/benefit analysis, hardware and software configuration and business process management.

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

Streamline Health believes that the principal competitive factors in its market are customer recommendations and references, company reputation, system reliability, system features and functionality (including ease of use), technological advancements, customer service and support, breadth and quality of the systems, the potential for enhancements and future compatible products, the effectiveness of marketing and sales efforts, price, and the size and perceived financial stability of the vendor. In addition, Streamline Health believes that the speed with which companies in its market can anticipate the evolving healthcare industry structure and identify unmet needs are important competitive factors. There can be no assurance that Streamline Health will be able to compete successfully in the future against existing or potential competitors.

Streamline Health believes that its principal competitors are: Cerner Corporation; Eclipsys Corporation; Hyland Software, Inc.; McKesson Inc.; MedPlus, Inc. (a subsidiary of Quest Diagnostics Incorporated); Perceptive Vision, Inc. (a subsidiary of Lexmark International, Inc.); Siemens Medical Solutions USA, Inc. (a subsidiary of Siemens AG); and SoftMed Systems, Inc., (a unit of 3M).

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

The U.S. Healthcare System, U.S. Government Policy and Legislative Initiatives

The mixed public-private healthcare system in the United States is the most expensive in the world, with healthcare costing more per person than in any other nation. Current spending on healthcare in the United States is estimated to be in excess of $2.5 trillion dollars. According to the Department of Health and Human Services most recent statistics, a greater portion of gross domestic product (17.3%) is spent on healthcare in the U.S. than in any other major industrialized country in the world. The U.S. Department of Health and Human Services has projected that health care as a percentage of GDP to be 19.3% or $4.5 trillion dollars by 2019. It is widely accepted that the current national system does not deliver an equivalent value for the overall dollars spent. Streamline Health believes its solutions can reduce healthcare costs for its customers, as has been demonstrated in return on investment studies performed by a number of customers which resulted in attractive payback periods.

In response to this projected growth in healthcare spending, the healthcare industry is undergoing significant change as regulatory measures imposed by governmental and private payers have created significant pressures on healthcare providers to control costs while improving the quality of patient care. At the same time, the healthcare delivery system is experiencing a shift from a highly fragmented group of non-allied healthcare providers to integrated healthcare networks, which combine all of the services, products and infrastructure necessary to address the needs of consumers. Healthcare providers are seeking to cut costs, increase productivity and revenue, while enhancing the quality of patient care through improved access to information throughout the entire hospital or integrated healthcare network. The increased use of health information technology can aid in creating a more efficient system for all stakeholders.

The American Recovery and Reinvestment Act of 2009 (“Stimulus Bill” or “ARRA”) was enacted by the United States Congress and signed into law by President Barack Obama on February 17, 2009. ARRA allocated approximately $19 billion for health information technology investment to reduce direct spending for health benefits and improve overall efficiency and safety. The provision of the legislation that addresses health information technology specifically is known as the HITECH Act. The Company has not yet been able to measure any direct benefit from ARRA since its passage, and cannot be certain that we will be a direct financial beneficiary of any of its provisions. However, significant funds appear to remain unallocated, and full implementation remains in its infancy. Some highlights of the HITECH Act that may directly or indirectly impact Streamline Health are noted below:

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

Published articles have proved it difficult to estimate the number of physician offices using electronic medical records. Surveys have reported as few as 15% of physicians using EHR and as high as 50%. However, the process of developing “meaningful use” as defined by HITECH, can depend on how the effectiveness of the system in place is measured. A Center for Disease Control (CDC) survey of doctors with EHR systems reported that 10% reported having a “fully-functional” system. Despite the enormous investments in electronic medical record technology to date, the majority of the patient records remain paper-based.

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

In 2007 the U.S. government required providers to move from the ICD-9 (International Statistical Classification of Diseases and Related Health Problems) to the significantly more complex ICD-10 scheme. This change, along with 745 new diagnosis groups, increases the need for more efficient and accurate medical coding to reduce reimbursement risk.

The Patient Protection and Affordable Care Act, and amended by the Health Care and Education and Reconciliation Act of 2010 (collectively the “Affordable Care Act”) was signed into law by President Obama on March 23, 2010. The Affordable Care Act places substantial emphasis on the expansion health care coverage to a significant amount of the currently uninsured, and introduces a significant amount of new rules and regulations affecting the complete continuum of care. Provisions within the bill take effect at various dates from 2010 through 2014. Specifically, the implementation of the provisions in the Affordable Care Act may create new requirements for healthcare information technology, such as those offered by Streamline Health, such as audit compliance to combat waste, fraud and abuse. The Affordable Care Act, as passed, remains under congressional debate, and has had several legal suits brought against it in the Federal courts, challenging its constitutionality. The Company has not yet been able to measure any direct benefit from the Affordable Care Act since its passage, and cannot be certain that we will be a direct financial beneficiary of any of its provisions in the future.

Contracts Overview

To supplement its direct sales force, the Company has remarketing agreements with large healthcare industry partners. A summary of these remarketing agreements are detailed below:

In 2002, Streamline Health entered into a five year Remarketing Agreement with IDX Information Systems Corporation, which was subsequently acquired by GE Healthcare, a unit of the General Electric Company in January 2006. Under the terms of the Remarketing Agreement, IDX/GE was granted a non-exclusive worldwide license to distribute all Streamline Health document workflow and document management software including accessANYware, Coding Workflow, and hosting services to its customers and prospective customers, as defined in the Remarketing Agreement. The Agreement has an automatic annual renewal provision and, after the initial five year term, which ended January 30, 2007, can be cancelled by IDX/GE upon 90 days written notice to the Company. This automatic annual renewal provision now extends the agreement through January 30, 2012.

During the fourth quarter of fiscal 2010, Streamline Health learned that GE Healthcare was shifting its organizational focus to upgrading its current clients to GE’s latest version software to assist its customers in meeting meaningful use criteria under the HITECH act. Streamline Health’s remarketing agreement with GE Healthcare remains in effect, however the impact on Streamline Health will most likely be a decline in net new sales opportunities from GE Healthcare. Streamline Health believes that the opportunity to sell into GE Healthcare’s current client base that does not have Streamline Health products remains, as well as the continuing ability to sell additional products and services into the existing jointly owed client base through the remarketing agreement. Streamline Health expects all signed contracts or purchase orders with GE Healthcare to purchase proprietary software, application hosting services, professional services, and maintenance, to be fully honored.

In December 2007, Streamline Health entered into an agreement with Telus Health (formerly Emergis, Inc.), a large international telecommunications corporation based in Canada, in which Telus Health is integrating Streamline Health’s accessANYware document management repository and document workflow applications into its Oacis (Open Architecture Clinical Information System) Electronic Health Record solution.

In June 2010, Streamline Health announced a referral marketing agreement with MRO Corp. of King of Prussia, PA, a leading provider of disclosure management applications and services for healthcare organizations. Through the agreement, MRO will refer Streamline Health document workflow and management solutions to its hospital and healthcare customers seeking to bridge the productivity gap between paper-based processes and transaction-based healthcare information systems. Streamline Health will refer MRO to its hospital and healthcare customers looking for disclosure management applications and services, such as ROI Onlinetm. Overall, this agreement expands penetration into new and existing markets for both organizations, and offers healthcare providers an opportunity to advance their facility’s technology and processes with integrated solutions.

In February 2010, Streamline Health entered into a hosted services agreement to provide its Audit Integrity Manager Workflow solution, along with the option to buy additional custom workflows as needed, to Children’s National Medical Center in Washington D.C. The solution expedites its third-party reimbursement and cash flow processes, and aid its compliance processes.

In April 2010, Streamline Health entered into a hosted services agreement with East Orange General Hospital in East Orange, NJ, to implement Streamline Health document workflow solutions integrated with GE Centricity® Enterprise clinical information solution. Through this integrated solution, East Orange General Hospital looks to enhance their health information management processes, boost productivity and ultimately, improve patient care.

In September 2010, Streamline Health announced that Saint Francis Hospital and Medical Center in Hartford, CT purchased a license to implement Streamline Health’s accessANYware document workflow solutions to integrate with GE Healthcare’s Centricity®. Through this integrated solution, Saint Francis Hospital and Medical Center looks to increase productivity, improve processes, and enhance the flow of information across the healthcare enterprise, helping to enable a higher quality of patient care. Saint Francis plans to deploy Streamline Health’s enterprise software license in their clinical, patient financial services and administrative areas, while installing the solution at their local data center facility. Saint Francis Hospital and Medical Center is the third largest hospital in Connecticut and the largest Catholic hospital in New England.

In November 2010 we entered into a contract with a Texas based hospital system for BPM services to implement Referral Order Workflow (ROW). This solution will provide an automated means of capturing and referring physician orders while routing to the hospital’s scheduling office, and linking the orders to the patient’s medical record within Streamline Health’s enterprise document management repository.

In December 2010, Streamline Health announced that we have entered into an agreement with a leading Canadian healthcare system that will integrate Streamline Health’s document workflow solutions into its existing enterprise clinical information system at an additional healthcare facility to enable complete real-time electronic patient medical records.

Also in December 2010, Streamline Health Solutions announced that one of the largest faith-based, nonprofit healthcare delivery systems in the United States, will implement Streamline Health’s Suite of Health Information Management document workflow solutions at one of its affiliate acute-care hospitals that has served Texas for more than 20 years. The hospital will integrate Streamline Health solutions into its EpicCare® medical record management system to enhance business processes, improving employee productivity, and promoting improved patient outcomes.

In fiscal 2010, the Company had revenues of $1,778,000 or 10% of total revenues from Texas Health Resources, and $5,873,000 or 33% from GE Healthcare (remarketing partner). No other customers contributed more than 10% of total revenues in fiscal 2010.

Signed Agreements — Backlog

Streamline Health enters into master agreements with its customers that specify the scope of the system to be installed and/or services to be provided by Streamline Health, as well as the agreed upon aggregate price and the timetable for implementation. The master agreement typically provides that Streamline Health will deliver the system in phases, thereby allowing the customer flexibility in the timing of its receipt of systems and to make adjustments that may arise based upon changes in technology or changes in customer needs. The master agreement also allows the customer to request additional components as the installation progresses, which additions are then separately negotiated as to price and terms. Historically, customers have ultimately purchased systems and services in addition to those originally contemplated by the master agreement, although there can be no assurance that this trend will continue in the future.

At January 31, 2011, Streamline Health has master agreements and purchase orders from remarketing partners for systems and related services (excluding support and maintenance, and transaction-based revenues for the application-hosting services) that have not been delivered, and or installed. These systems and services are expected to be delivered over the next several years. In addition, the Company’s master agreements also generally provide for a limited initial maintenance period and require the customer to subscribe for maintenance and support services on a monthly, quarterly, or annual basis. Maintenance and support revenues are expected to increase in future periods.

The commencement of revenue recognition varies depending on the size and complexity of the system, the implementation schedule requested by the customer and usage by customers of the application-hosting services. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period. The Company’s master agreements generally provide that the customer may terminate its agreement upon a material breach by Streamline Health, or may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of a master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of Streamline Health to procure additional agreements, could have a material adverse effect on Streamline Health’s business, financial condition, and results of operations. The Company does not have a history of contract cancellations; however delays are sometimes experienced in the course of the contract and are accounted for accordingly.

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

Employees

As of January 31, 2011, Streamline Health had 92 full-time employees, a net decrease of 5 during the fiscal year. The Company utilizes independent contractors to supplement its staff, as needed. None of the Company’s employees are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

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

The failure to attract and retain qualified personnel could have a material adverse impact on the Company.

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

However, if the regulations are unduly restrictive, this could cause delays in the delivery of new versions of software and adversely affect the licensing of Streamline Health’s software. Overall, Streamline Health believes the HIPAA regulations will continue to stimulate healthcare organizations to purchase computer-based EHR systems that automate the collection, use, and disclosure of PHI, while maintaining appropriate security and audit controls over the information. However, there can be no assurance that an increase in the purchase of new systems or additional use of Streamline Health software and services will occur. The Company has not yet been able to measure any direct benefit from HIPAA regulations, and cannot be certain that we will be a direct financial beneficiary of any of its provisions in the future.

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

If we are unable to maintain and grow the Company’s remarketing relationship with GE Healthcare or enter into new remarketing agreements, or similar alliances, failure to do so could be materially adverse to the growth of our base business.

In the fourth quarter of fiscal 2010, Streamline Health learned of planned organizational changes by GE Healthcare which could adversely affect Streamline Health’s core technology’s sales. If Streamline Health’s existing remarketing agreement with GE Healthcare is terminated, or fails to generate future new business, or the Company is unable to enter other agreements with leading healthcare service providers; the Company may be unable to maintain or increase market presence. GE may have multiple relationships with other third-parties and GE may not regard the Company as significant to GE’s business. GE Healthcare may pursue relationships with our competitors or develop or acquire products and services that compete with our products and services. GE Healthcare may formally terminate its relationship with the Company with little or no notice.

A significant increase in new application hosting services contacts could reduce near term profitability and require a significant cash outlay which could adversely affect near term cash flow.

If new or existing customers purchase significant amounts of remote application hosting services, the Company may have to expend a significant amount of initial setup costs and time before those new customers are able to begin using such services, and the Company cannot begin to recognize revenues from those hosting agreements until the commencement of such services. Accordingly, the Company anticipates that its near term cash flow, revenue and profitability may be adversely affected by significant incremental setup costs from new hosted customers that would not be offset by revenue until new hosting customers go into production. While the Company anticipates long term growth in profitability through increases in recurring hosting subscription fees and significantly improved profit visibility, any inability to adequately finance setup costs for new application hosting services, could result in the failure to put new hosted services into production; and could have a material adverse effect on the Company’s liquidity, financial position and results of operations.

Unsuccessful implementation of the Company’s products and services with our customers may harm our future financial success.

The Company’s new customer projects could be complex and require lengthy and significant work to implement our products and services. Each customer’s situation may be different, and unanticipated difficulties and delays may arise as a result of failure by us or by the customer to meet respective implementation responsibilities. If the customer implementation process is not executed successfully or if execution is delayed, our relationships with some of our customers may be adversely impacted and our results of operations could be impacted negatively. In addition, cancellation of any implementation of our products and services after it has begun may involve loss to us of time, effort and resources invested in the cancelled implementation as well as lost opportunity for acquiring other customers over that same period of time.

If we are forced to reduce our prices, our business, financial condition and results of operations could suffer.

The Company may be subject to pricing pressures with respect to our future sales arising from various sources, including practices of managed care organizations, and government action affecting reimbursement under Medicare, Medicaid and other government health programs. The Company’s customers and the other entities with which we have a business relationship are affected by changes in statutes, regulations and limitations in governmental spending for Medicare, Medicaid and other programs. Recent government actions and future legislative and administrative changes could limit government spending for the Medicare and Medicaid programs, limit payments to hospitals and other providers, increase emphasis on competition, impose price controls and create other programs that potentially could have an adverse effect on our customers and the other entities with which we have a business relationship. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations would be adversely affected. In addition, because cash from sales funds some of our working capital requirements, reduced profitability could require us to raise additional capital sooner than we would otherwise need.

The Company needs to manage its costs while planning for growth.

The Company’s planned growth through its remote application hosting line of business could continue to place a significant strain on the Company’s cash flow. This could also strain the services and support operations, sales and administrative personnel and other resources as they are requested to handle the added work load with existing support resources. Streamline Health believes that it must continue to focus on these remote hosting services, develop new products, enhance existing solutions and serve the needs of its existing and anticipated customer base. The Company’s ability to successfully maintain and expand its operations will depend, in large part, upon its ability to attract and retain highly qualified employees. The Company’s ability to manage its planned growth effectively also will require the Company to continue to improve its operational, management, and financial systems and controls, to train, motivate, and manage its employees and to judiciously manage its operating expenses in anticipation of increased future revenues.

Consolidation in the healthcare industry could adversely affect the Company’s business, financial condition and results of operations.

Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing relationships with key industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. Further, consolidation of management and billing services through integrated delivery systems may decrease demand for our products. If we were forced to reduce our prices, our business would become less profitable unless we were able to achieve corresponding reductions in our expenses.

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

The healthcare industry is highly regulated. Any material changes in the political, economic or regulatory healthcare environment that affect the group purchasing business or the purchasing practices and operations of healthcare organizations, or that lead to consolidation in the healthcare industry, could require us to modify the Company’s services or reduce the funds available to providers to purchase our products and services.

Our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly. Our ability to grow will depend upon the economic environment of the healthcare industry generally as well as our ability to increase the number of solutions that we sell to our customers. The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation, and general economic conditions affect the purchasing practices, operation and, ultimately, the operating funds of healthcare organizations. In particular, changes in regulations affecting the healthcare industry, such as any increased regulation by governmental agencies of the purchase and sale of medical products, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned modifications of our products and services, or result in delays or cancellations of orders or reduce funds and demand for our products and services.

The Company’s customers derive a substantial portion of their revenue from third-party private and governmental payors, including Medicare, Medicaid and other government sponsored programs. Our sales and profitability depend, in part, on the extent to which coverage of and reimbursement for medical care provided is available from governmental health programs, private health insurers, managed care plans and other third-party payors. If governmental or other third-party payors materially reduce reimbursement rates or fail to reimburse our customers adequately, our customers may suffer adverse financial consequences which, in turn, may reduce the demand for and ability to purchase our products or services.

The Health Insurance Portability and Accountability Act (HIPAA) of 1996, enacted August 22, 1996, is designed to improve the efficiency of healthcare by standardizing the interchange of specified electronic data, and to protect the security and confidentiality of protected health information. HIPAA requires that covered entities comply with national standards for certain types of electronic health information transactions and the data elements used in such transactions, and adopt policies and practices to ensure the integrity and confidentiality of Protected

Health Information. Streamline Health believes that the features and architecture of Streamline Health’s solutions are such that it currently supports or should be able to make the necessary modifications to its products, if required, to ensure support of the HIPAA regulations, and other subsequent HIPAA legislation or regulations. However, if the regulations are unduly restrictive, this could cause delays in the delivery of new versions of solutions and adversely affect the licensing of the Company’s solutions. However, there can be no assurance that an increase in the purchase of new systems or additional use of Streamline Health software and services will occur.

In February 2009, the United States Congress enacted the HITECH Act, as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act requires that hospitals and health systems make investments in their clinical information systems, including the adoption of electronic medical records. While we believe that increased emphasis on electronic medical records by hospitals and health systems will also drive demand for SaaS-based tools, such as ours, to help rationalize and standardize patient and clinical data for efficient and accurate use, we cannot be certain whether or when such demand will materialize nor can we be certain that we will benefit from it.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). The Affordable Care Act is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality. The law includes provisions to tie Medicare provider reimbursement to health care quality and incentives; mandatory compliance programs; enhanced transparency disclosure requirements; increased funding and initiatives to address fraud and abuse; and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services, among many others. In addition, the law provides for the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services, which could lead to changes in the delivery of health care services. Likewise, many states have adopted or are considering changes in health care policies as a result of state budgetary shortfalls. The timetable for implementing many provisions of the Affordable Care Act remains unsettled, and we do not know what effect federal or state law proposals may have on our business.

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

The United States healthcare system is under intense pressure to improve in many areas, including modernization, universal access and controlling skyrocketing costs of care. Streamline Health believes that the principal competitive factors in its market are customer recommendations and references, company reputation, system reliability, system features and functionality (including ease of use), technological advancements, customer service and support, breadth and quality of the systems, the potential for enhancements and future compatible products, the effectiveness of marketing and sales efforts, price and the size and perceived financial stability of the vendor. In addition, the Company believes that the speed with which companies in its market can anticipate the evolving healthcare industry structure and identify unmet needs are important competitive factors. There can be no assurance that Streamline Health will be able to keep pace with changing conditions and new developments such that it will be able to compete successfully in the future against existing or potential competitors.

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

On October 21, 2009, the Company entered into an amended and restated revolving credit facility with its existing lender. Upon doing so, the Company was able to negotiate modified terms in which the minimum tangible net worth requirement was eliminated. In the first quarter of fiscal 2011, the Company entered into an amended and restated revolving note with Fifth Third Bank, Cincinnati, OH. The terms of the loan remain the same as set forth in the revolving note entered into on July 31, 2008, as amended on January 6, 2009, and October 31, 2009, except as follows: (i) the maximum principal amount that can be borrowed was increased to $3,000,000 from the prior maximum amount of $2,750,000, subject to the borrowing base; (ii) the maturity date of the loan has been extended to October 1, 2013 from October 1, 2011; (iii) the minimum fixed charge coverage ratio covenant has been revised, to require that the Company shall maintain a minimum trailing twelve months fixed charge coverage ratio of 1.25, measured each fiscal quarter; (iv) the funded indebtedness to EBITDA covenant has been revised, to require that the Company shall report a funded indebtedness to EBITDA ratio no greater than 2.0, measured each fiscal quarter and; (v) a covenant has been added to require that the Company’s EBITDA shall cover its capitalized software development costs each fiscal quarter. The covenant becomes effective on October 31, 2011 and is calculated based on the trailing nine months. As of January 31, 2012 and thereafter, the calculation will be based on the trailing twelve months. There can be no assurances that the Company will be able to maintain compliance with all of the continuing covenants and other terms and conditions of this credit facility on an ongoing basis. If not, the Company could be required to pay back the amounts borrowed on an accelerated basis, which could subject the Company to decreased liquidity and other negative impacts on the Company’s business, results of operations and financial condition. Furthermore, if the Company would need to find an alternative lending source, the Company may have difficulty in doing so, particularly in the current credit environment which is not favorable to borrowers. Without a sufficient credit facility, the Company would be adversely affected by a lack of access to liquidity needed to operate the Company’s business. Any disruption in access to credit could force the Company to take measures to conserve cash, such as deferring important research and development expenses, which measures could have a material adverse effect on the Company.

Potential disruptions in the credit markets may adversely affect the Company’s business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows and financial condition.

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

Adverse economic conditions in the United States and globally may have significant effects on the Company’s customers and suppliers that would result in material adverse effects on the Company’s business, operating results and stock price.

Adverse economic conditions in the United States and globally and the concern that the worldwide economy may enter into a prolonged recessionary period may materially adversely affect the Company’s customers’ access to capital or willingness to spend capital on the Company’s products and services and/or their levels of cash liquidity in with which or willingness to pay for products that they will order or have already ordered from the Company. Continuing adverse economic conditions would also likely negatively impact the Company’s business, which could result in: (1) reduced demand for the Company’s products and services; (2) increased price competition for the Company’s products and services; (3) increased risk of collectability of cash from the Company’s customers; (4) increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; (5) reduced revenues; and (6) higher operating costs as a percentage of revenues.

All of the foregoing potential consequences of current national or global economic conditions are difficult to forecast and mitigate. As a consequence, the Company’s operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of future results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on the Company’s business, results of operations and financial condition and could adversely affect the Company’s stock price.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. One of the Company’s most critical estimates is the amount of software development costs to capitalize. Due to the inherent nature of these estimates, the Company cannot provide absolute assurance that it will not significantly increase or decrease such estimates upon determination of the actual results. Any required adjustments could have a material adverse effect on the Company and its results of operations, and could result in the restatement of the Company’s prior period financial statements.

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

A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

The Company has several individual stockholders who are not affiliated with the Company, who beneficially own in the aggregate more than one-third of our outstanding common stock. These non-affiliated stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and by-laws and the approval of mergers or other business combination transactions. As to these matters and in other situations, the Company’s Board of Directors and management may disagree with these stockholders as to whether the action opposed or supported by them is in the best interest of our stockholders. This concentration of ownership may discourage, delay or prevent a change in control of the Company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of the Company and may negatively affect the market price of our common stock.

Because of the aggregate size of their holdings, these non-affiliated stockholders have the ability to significantly influence the outcome of all matters submitted to a stockholder vote. Their interests may differ from those of other holders of our common stock in material respects. For example, they may determine that the disposition of some or their shares of Company common stock would be beneficial to them at a time when such disposition could be detrimental to the other holders of our common stock, and such dispositions could adversely affect the market price of our shares.

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

Streamline Health’s principal offices are located at 10200 Alliance Road, Suite 200, Cincinnati, OH 45242-4716. The offices consist of approximately 21,700 square feet of space under a lease that expires in October 2015. In addition, Streamline Health leases dedicated collocation high security data center space in the Cincinnati, OH area, for its hosting services, hosting center operations, which lease expires in July 2015, but has automatic renewal provisions. The current rental expense for all of these facilities approximates $353,000 annually.

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

Item 4.	(Removed and Reserved)

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and positions held by the Executive Officers of Streamline Health on April 13, 2011 are:

			First Appointed as
Name	Age	Position(1)	Executive Officer(2)

Robert E. Watson	54	President, Chief Executive Officer, and Director	2011
Gary M. Winzenread	45	Chief Operating Officer, and Senior Vice President of Product Development and Implementation Services	2007
Richard D. Leach	55	Senior Vice President and Chief Marketing Officer	2011
Donald E. Vick, Jr.	47	Controller, Interim Chief Financial Officer, Interim Treasurer and Interim Corporate Secretary	2002

(1)	All current officers of Streamline Health hold office until their successors are elected and qualified or until any removal or resignation. Officers of Streamline Health are elected by the Board of Directors and serve at the discretion of the Board. For purposes of the descriptions of the background of Streamline Health’s Executive Officers, the term “Company” refers to both Streamline Health Solutions, Inc. and its predecessors LanVision Systems, Inc. and LanVision, Inc.

(2)	Represents date of appointment to Registrant or its predecessor.

Robert E. Watson was appointed President and Chief Executive Officer on February 1, 2011. Mr. Watson has over 25 years of experience in the healthcare information technology industry as a CEO, Board member and advisor to many different companies. Prior to joining the Company, Mr. Watson was President and Chief Executive Officer and a director of DocuSys, Inc., a leading provider of anesthesia information systems that was acquired by Merge Healthcare Inc. in March 2010. Immediately prior to joining the Company Mr. Watson was engaged as a consultant to several venture capital firms and growth stage healthcare companies. Prior to joining DocuSys, he was Executive Vice President of Business Development of Concuity, a healthcare division of Trintech, Plc. Before that position, he was President and Chief Executive Officer and a director at Concuity Inc, which was acquired by Trintech, Plc. in

December 2006. Prior to joining Concuity in 2001, Watson was acting Chief Executive Officer of HealthTrac Corporation, Vice President and General Manager at Cerner Corporation while serving as the Chief Executive Officer of its IQHealth business unit and has been the founder or senior executive of several successful healthcare organizations throughout his career. Mr. Watson was a director of Satori Labs, Inc. which was sold to Quality Systems, Inc. in 2011. He is currently a director of Interpoint, LLC.

Gary M. Winzenread joined the Company in 2007 as the Director of Product Strategy and shortly thereafter assumed responsibility for Product Development as well. He was appointed Chief Operating Officer in 2010. Mr. Winzenread was a consultant to Streamline Health in 2007, and prior to that spent 8 years as the President and CEO of Praxis Solutions, the software development consultancy he founded in 1998. As CEO of Praxis, he led the company through many years of growth over 50% per annum to a 40 person consultancy he successfully sold in 2004 to Number Six Software of McLean, VA, with whom he stayed in executive capacities through 2006.

Richard D. Leach joined the Company on March 14, 2011 as Senior Vice President and Chief Marketing Officer. Mr. Leach has assumed all responsibilities for managing and directing the sales and marketing activities of Streamline Health. Mr. Leach has over 20 years executive level experience developing and marketing healthcare information and technology products and services across multiple healthcare verticals, including hospitals/health systems, health plans, physician groups, leading web portal companies, home health agencies, and consumers. Most recently he served as the Sr. Vice President, Health Solutions for A.D.A.M, Inc., a publicly traded company in Atlanta, Georgia from July 2008 to March 2011 where he was responsible for the company’s Health Solutions business unit, which is the industry’s leading provider of consumer health information programs and decision support tools. Within his business unit, Mr. Leach was the driver of strategic direction and growth of the products and business unit, including evaluation of business partnerships and channel optimization, in addition to management of sales, operations, marketing, editorial development, professional services and product development. Mr. Leach also had functional responsibility for corporate communications. Prior to ADAM, Mr. Leach was an independent management consultant from October 2006 to July 2008 while pursuing numerous entrepreneurial ventures. His work was focused primarily on business plan development, strategic marketing and general management projects for early stage companies. He worked with companies in a wide variety of businesses, including remote patient monitoring, charitable giving, health/fitness, and internet services for seniors. From July 2005 to September 2006, Mr. Leach was Vice President of Sales and Marketing and a partner with HealthTime, a start-up childhood obesity program. Mr. Leach was responsible for developing sales and marketing programs designed to stimulate physician participation and recruitment of participants. Mr. Leach has held executive positions with a number of other healthcare companies, including McKesson Health Solutions, Consumer Health and Access Health.

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

(a) The Company’s Common Stock trades on the Capital Market tier of The NASDAQ Stock Market under the symbol STRM. The table below sets forth the high and low sales prices for Streamline Health Solutions, Inc. Common Stock for each of the quarters in fiscal years 2010 and 2009, as reported by The NASDAQ Stock Market, Inc.

Fiscal Year 2010	High	Low

4th Quarter (November 1, 2010 through January 31, 2011)	$1.99	$1.13
3rd Quarter (August 1, 2010 through October 31, 2010)	1.49	1.00
2nd Quarter (May 1, 2010 through July 31, 2010)	1.98	0.96
1st Quarter (February 1, 2010 through April 30, 2010)	2.74	1.90

Fiscal Year 2009	High	Low

4th Quarter (November 1, 2009 through January 31, 2010)	$2.58	$2.06
3rd Quarter (August 1, 2009 through October 31, 2009)	2.94	2.10
2nd Quarter (May 1, 2009 through July 31, 2009)	3.58	1.98
1st Quarter (February 1, 2009 through April 30, 2009)	2.30	1.15

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

In connection with Mr. Watson’s appointment as the Company’s President and Chief Executive Officer, the Company and Mr. Watson entered into an Employment Agreement on January 31, 2011. Pursuant to that agreement, Mr. Watson was granted the opportunity to purchase 50,000 newly issued shares of common stock of the Company for $500 (i.e., their par value), and Mr. Watson completed such purchase as of that date. The issuance of such 50,000 shares constituted an inducement grant pursuant to NASDAQ Marketplace Rule 5635(c)(4). The sale and issuance of those shares were deemed by the Company to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) thereunder, as transactions by an issuer not involving any public offering.

(b) According to the stock transfer agent’s records, Streamline Health had 180 stockholders of record as of April 13, 2011. Because brokers and other institutions on behalf of stockholders hold many of such shares, Streamline Health is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. Streamline Health estimates that it has approximately 2,200 stockholders, based on information provided by the Company’s stock transfer agent from their search of individual participants in security position listings.

(c) Streamline Health has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY
AND RELATED STOCK MATTERS

The graph below compares the cumulative total stockholder return on Common Stock with the cumulative total return on the NASDAQ U.S. Total Return Index and on the NASDAQ Computer and Data Processing Services Stock Index for the period commencing January 31, 2006 and ending January 31, 2011, assuming an investment of $100 and the reinvestment of any dividends.

The comparison in the graph below is based upon historical data and is not indicative of, nor intended to forecast the future performance of Common Stock.

	1/31/06[1]	1/31/07[1]	1/31/08[1]	1/31/09[1]	1/31/10[1]	1/31/11[1]

Streamline Health Solutions, Inc. Common Stock	$100.00	$80.57	$37.86	$25.14	$31.57	$26.57
NASDAQ U.S. Total Return Index	$100.00	$107.25	$103.01	$51.20	$74.73	$95.43
NASDAQ Computer and Data Processing Services Stock Index	$100.00	$111.01	$116.27	$72.68	$114.09	$141.46

[1]	Assumes that $100.00 was invested on January 31, 2006 in Common Stock at the closing price of $7.00 per share and at the closing sales price of each index on that date and that all dividends were reinvested. No dividends have been declared on Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

The information required above by Item 201(e) of Regulation S-K is not considered filed with the Securities and Exchange Commission, and should not be deemed to be incorporated by reference into any filing under the Securities Act or the Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

Item 6.	Selected Financial Data

The following table sets forth consolidated financial data with respect to Streamline Health for each of the five years in the period ended January 31, 2011. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year(1)
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

INCOME STATEMENT DATA:
Total revenues(2)	$17,606	$18,208	$16,286	$16,684	$15,961
Total operating expenses	19,457	16,855	17,632	17,388	15,779
Operating profit (loss)(3,4)	(1,851)	1,353	(1,346)	(704)	182
Net earnings (loss)(3, 4 & 5)	(2,951)	1,288	(1,375)	(736)	96
Basic net earnings (loss) per share of Common stock	(.31)	.14	(.15)	(.08)	.01
Diluted net earnings (loss) per share of Common stock	(.31)	.14	(.15)	(.08)	.01
Shares used in computing basic per share data	9,505	9,381	9,286	9,234	9,195
Shares used in computing diluted per share data	9,505	9,531	9,286	9,234	9,722
BALANCE SHEET DATA (at end of the year):
Cash	$1,404	$1,025	$3,129	$2,189	$3,317
Working capital (deficit)	(2,222)	(1,263)	(781)	267	2,748
Total assets	16,015	17,525	16,732	16,099	15,301
Long-term debt, including current portion	1,200	900	800	—	1,000
Total stockholders’ equity	6,594	8,731	7,097	8,193	8,644
Cash dividends declared	—	—	—	—	—

(1)	All references to a fiscal year refer to the fiscal year of Streamline Health commencing February 1 of that calendar year and ending on January 31 of the following year.

(2)	During fiscal 2008, the Company revised its historical financial statements to reclassify revenue and costs related to certain maintenance services. During a review of the accounting treatment of its revenue recognition policies, the Company determined that certain revisions to the accounting treatment of its revenue recognition for royalty commissions paid to GE Healthcare were necessary. The selected financial data presented above reflect the revised amounts.

(3)	Operating profit (loss) and net earnings (loss) includes a $100,000, $100,000, and $41,000 reduction in reserves due to changes in estimates, in fiscal 2006, 2007, and 2008, respectively;

(4)	Operating loss in fiscal 2010 includes an impairment charge to capitalized software development costs of $755,000, and other asset write-offs of $260,000.

(5)	Net loss in fiscal 2010 includes an incremental increase in the valuation allowance for deferred tax assets of $997,000, which is recorded as income tax expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

See also PART 1, ITEM 1, BUSINESS for general and specific descriptions of Streamline Health’s business.

EXECUTIVE OVERVIEW

Company Initiatives and Strategy

Streamline Health’s strategy is to continue to service customers by providing solutions which create significant operational and financial efficiencies across the entire healthcare enterprise via the robust capabilities of our document workflow solutions; while continuing to develop cutting-edge products and service offerings to increase our market share.

Over the past fiscal year, management has taken significant steps to position the Company for future growth by improving operational efficiency through re-alignment of personnel to better serve customers, market and develop our products, and manage cost. The Company has also re-evaluated the core operating metrics to better measure the level of cash generation, operational efficiency, and overall shareholder value. The Company is focused on increasing recurring revenues through our hosted solution delivery model, which will build shareholder value, provide for more predictable annual revenues, and higher operating margins.

Streamline Health is focused on marketing and further developing its departmental workflow products because we feel there is a significant opportunity to gain market share in an under-served product space. Departmental workflow solutions, such as Coding Workflow and Referral Order Workflow are lower cost, high value-add products that can make an immediate financial and operational impact for customers. These products have a quick time to market and have significantly shorter sales cycles than enterprise document management solutions. The Company’s departmental workflows are complemented by the further development of the Business Process Management (BPM), and Revenue Cycle Management Consulting service offerings. Streamline Health consultants work directly with departmental workflow customers to utilize workflow-based solutions, referred to as Streamline Optimization Solutions, or SOS, which enable customers to streamline their Patient Financial Services, Human Resources and administrative document-centric processes. BPM is also adding value to the Company’s development efforts by working directly with a key customer to develop the AuditACE solution, which automates many of the time intensive tasks within Medicare/Medicaid and private-payer insurance reimbursement audit requests. AuditACE has proven to be an effective Recovery Audit Contractor (RAC) product offering. The Company’s ability to tap into this underserved market with high value-add solutions and services will be a major driver of our growth.

Also in 2010, the Company has continued investing in the accessANYware 5.x software platform research and development. This development builds on the consolidation of technology platforms onto the Microsoft.NET platform, and includes internationalization of the software which was released in accessANYware 5.0 in January 2010. In 2011, we expect accessANYware 5.1 will be released to U.S. based customers. The enhanced versions of the accessANYware 5.x products allow for expanded functionality, additional interoperability capabilities with existing third party healthcare health information systems, and shorter development periods for a faster time-to-market for new products. We have had positive reception to accessANYware 5.0 at the installed locations in Canada, and the Company plans to continue this momentum with future releases of 5.x products.

Prior versions of accessANYware are still available for sale, and the Company continues to provide full product support for these prior versions, as we anticipate several years before all existing accessANYware customers complete a transition to the accessANYware 5.x platform.

Building the Recurring Revenue Stream

Recurring subscription revenues generated by hosted systems sales provide enhanced visibility for future revenues based on backlog fulfillment from hosted contracts. Typically these systems are sold with a five year contract term, and have had a high percentage of contract renewals after the initial contract term. We believe that these software-as-a-service type offerings position the Company to take advantage of increased market opportunities at the lower end of the healthcare market. Opportunities for these services are growing much faster than the marketplace in general. The Company believes that our hosted services provide us with an advantage in the marketplace, as many of our competitors do not have a comparable offering.

Factors that we believe have contributed to this significant shift to the hosted delivery model are:

1.	Cloud computing systems are becoming more main stream and market adoption has increased dramatically over the past few years.

2.	Small to mid-sized healthcare organizations do not have the capital or the information technology staff to support complex, locally installed software.

3.	Economic and regulatory factors, along with reduced access to credit, have forced hospital organizations to reconsider their capital purchases and look to operating lease alternatives, such as Streamline Health hosted services, to meet their software needs.

4.	Hosted services are an excellent hedge against future obsolescence and provide a lower-risk alternative to traditional licensed models.

Streamline Health now provides hosted services to UC Health, Catholic Healthcare West, T. J. Sampson Community Hospital, Bronx Lebanon Hospital Center, Marion General Medical Center, the University of California San Francisco (UCSF), Massena Medical Center, Columbus Ohio Vital Statistics, and Children’s Medical Center of Columbus, OH, New York Presbyterian Hospital, and Children’s National Medical Center, Washington, D.C., among others. In addition, Streamline Health has licensed its workflow and document management solutions, which are installed at leading healthcare providers including Parkview Health, Pro Health Care, Peace Health, Texas Health Resources, Sarasota Memorial Hospital, the Albert Einstein Healthcare Network, Beth Israel Medical Center, and Memorial Sloan-Kettering Cancer Center, among others.

Product Research & Development, Planning, & Evaluation

The Company intends to continue product development efforts and enhance the functionality, integration capabilities, and overall value of the products provided to our customers, along with the development of new applications demanded by the marketplace. In particular, Streamline Health intends to increase the functionality of its web-based applications. The Company has continued to add new features, functionality and workflow applications to our suite of products, including revenue cycle management solutions such as remote coding, remote physician order processing, pre-admission registration scanning, insurance verification, explanation of benefits processing, and enterprise compliance solutions.

Streamline Health has made investments to integrate our market research and product planning efforts to enhance the level of success of future product offerings. Older, less marketable products are also being evaluated for discontinuation, and reallocation of resources committed to those products. A more focused approach on developing highly marketable products is being implemented that will reduce future costs of development and allow development resources to be focused on new products that have been rigorously analyzed from a value-add and customer demand perspective.

Strategic Partnerships

The potential reduction of revenue from a major remarketing partner, GE Healthcare, could have a material adverse effect on the Company’s ability to acquire new customers, and/or retain existing customers. The Company will continue to seek beneficial partnerships, in addition to those with Telus Health, MRO Inc, and Standard Register currently in place.

Results of Operations

Statement of Operations for the fiscal years ended January 31, 2011 and 2010, amounts in thousands:

	Fiscal Year
	2010	2009	Change	% Change

Systems sales	$2,558	$3,674	$(1,116)	(30)%
Services, maintenance and support	11,498	11,233	265	2%
Application-hosting services	3,550	3,301	249	8%

Total revenues	17,606	18,208	(602)	(3)%

Cost of sales	11,291	9,668	1,623	17%
Selling, general and administrative	6,406	5,504	902	16%
Product research and development	1,760	1,683	77	5%

Total operating expenses	19,457	16,855	2,602	15%

Operating profit (loss)	(1,851)	1,353	(3,204)	(237)%
Other income (expense), net	(83)	(25)	(58)	(232)%
Income tax expense	(1,017)	(40)	(977)	(2443)%

Net earnings(loss)	$(2,951)	$1,288	$(4,239)	(329)%
Adjusted EBITDA(1)	$2,886	$4,416	$(1,530)	(35)%

(1)	Non-GAAP measure meaning, “Earnings before interest, Tax, Depreciation, Amortization, and Stock-based compensation expense.” See “Use of Non-GAAP Financial Measures” for additional information and reconciliation.

The following table sets forth, for each fiscal year indicated, certain operating data as percentages:

Statement of Operations(1)

	Fiscal Year
	2010	2009

Systems sales	14.5%	20.2%
Services, maintenance and support	65.3	61.7
Application-hosting services	20.2	18.1

Total revenues	100.0	100.0
Cost of sales	64.1	53.1
Selling, general and administrative	36.4	30.2
Product research and development	10.0	9.2

Total operating expenses	110.5	92.5

Operating profit (loss)	(10.5)	7.4
Other income (expense), net	(.5)	(.3)
Income tax net loss	(5.8)	—

Net earnings(loss)	(16.8)%	7.1%

Cost of systems sales	149.6%	81.5%

Cost of services, maintenance and support	48.4%	44.8%

Cost of application-hosting services	53.6%	49.7%

(1)	Because a significant percentage of the operating costs are incurred at levels that are not necessarily correlated with revenue levels, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past operations nor are they necessarily indicative of the future operations of Streamline Health in the near or long-term. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

Fiscal 2010 revenue decreased approximately 3%, or $600,000 as compared to fiscal 2009. A major factor in comparing the year over year variance in licensed system sales is the significant revenue from a single sale of $1.7 million recorded in fiscal 2009 that was associated with the release of accessANYware 5.0. The Company incurred an operating loss of approximately $1.9 million in fiscal 2010, compared to operating profit of $1.4 million in fiscal 2009. Contributing factors to the fiscal 2010 loss included, non-cash charges relating to impairment of capitalized software development costs, and other tangible and intangible assets; and increased stock-based compensation expenses primarily consisting of restricted stock grants for key employee retention. The fiscal 2010 net loss also includes significant cash charges such as severance costs and other incentive compensation costs. Cost of sales increased from 53% to 64% of revenue in fiscal 2010, and selling, general, and administrative increased from 30% to 36% of revenue. The increase in expenses, as described, significantly increased expenses as a percentage of revenues.

Fiscal 2010 adjusted EBITDA, (a non-GAAP financial measure, see “Use of Non-GAAP Financial Measures” for additional information) which adjusts earnings by removing significant non-cash charges during the year, was $2.9 million as compared to $4.4 million in fiscal year 2009, or a decrease of $1.5 million. The primary driver of the year over year variance is due to the $1.7 million proprietary license sale recognized in fiscal 2009 as part of the release of accessANYware 5.0, as well as increases in cost of sales, and selling, general and administrative expenses. This was offset by larger non-cash items adjusted in EBITDA, including an increase of $977,000 tax expense due to the increase in valuation allowance; an increase in capitalized software amortization of $319,000 and a $755,000 impairment charge; and an increase in stock based compensation expense of $403,000.

Comparison of fiscal year 2010 with 2009

The approximate net increase in working capital deficit of $960,000 at January 31, 2011 from January 31, 2010 resulted primarily from the following:

The $609,000 increase in accrued expenses at January 31, 2011 from January 31, 2010 is primarily due to increased severance costs, including an increase in severance accruals of $374,000; and an increase in bonus and incentive compensation accruals of $317,000. Accounts payable decreased $323,000 due to the timing of vendor payments at the end of the fiscal year.

The approximate $811,000 net increase in current deferred revenues results primarily from the net addition of over $300,000 of unearned maintenance revenues from two of the Company’s Canadian customers, and the year over year increase in the volume of proprietary license sales and their associated maintenance revenues. The remaining increase in current deferred revenues comes from a $602,000 reclassification from long-term deferred revenues to current for a long-term maintenance contract which is in its final year. These increases were offset by revenue recorded during fiscal 2010.

The Company increased its valuation allowance against deferred tax assets in the amount of $997,000 to reduce the net realizable value to $878,000 at January 31, 2011, from $1,875,000 at January 31, 2010. Please refer to “Application of Critical Accounting Policies — Income Taxes” for further details.

The Company extended the term of its working capital credit facility during the first quarter of fiscal 2011. Please refer to “Contractual Obligations” for further details.

The net decrease of $474,000 in capitalized software development costs, a significant long-term asset, is attributable to the capitalization of $2.7 million in new software costs. This was offset by amortization of $2.4 million and the impairment of capitalized software development costs of $755,000. The impaired assets were completely written off the balance sheet as of January 31, 2011. Please refer to “Application of Critical Accounting

Policies — Capitalized Software Development Costs”, as well as “Notes to the Consolidated Financial, Note A — Significant Accounting Policies”, for further details.

Revenues

Revenues consisted of the following (in thousands):

	Fiscal Year		Dollars	Percent
	2010	2009	Change	Change

Proprietary software(1)	$1,674	$2,438	$(764)	(31)%
Hardware & third party software(1)	884	1,236	(352)	(28)%
Professional services(2)	3,641	3,713	(72)	(2)%
Maintenance & support(2)	7,857	7,520	337	4%
Application hosting services	3,550	3,301	249	8%

Total Revenues	$17,606	$18,208	$(602)	(3)%

(1)	Proprietary software, third-party software and third-party hardware are the components of the system sales line item.

(2)	Professional services and maintenance & support are the components of the service, maintenance and support line item. This includes BPM and Revenue Cycle Management Consulting services.

Proprietary software — Revenues recognized from software sales in fiscal 2010 were $1,674,000, as compared to $2,438,000 in fiscal 2009, a decrease of $764,000, or 31%. In fiscal 2010, while the Company experienced higher volume of new license sales in the third and fourth quarters, the Company did not have an individually significant proprietary software license sale recognized, such as that experienced in fiscal 2009. The revenues relating to the release of accessANYware 5.0, which were $1.7 million in fiscal 2009, significantly reduce the comparability between the fiscal years.

Hardware and third party software — Revenues from hardware and third party software sales in fiscal 2010 were $884,000, a decrease of $352,000, or 28% from fiscal 2009. The decrease in hardware and third party software revenue in fiscal 2009 is primarily attributable to a decrease in hardware and third-party upgrades from the existing customer base in fiscal 2010, as compared to fiscal 2009.

Professional services — Revenues from professional services in fiscal year 2010 were $3,641,000, a decrease of $72,000, or 2% from fiscal 2009. The decrease is primarily attributable to one customer which had significant professional services revenue in fiscal 2009, which did not have significant revenues in fiscal 2010. This decrease was offset by additional professional services revenues that were earned on existing customer projects, as well as from projects for new customers attained during fiscal 2010.

Maintenance and support — Revenues from maintenance and support in fiscal year 2010 were $7,857,000, an increase of $337,000, or 4% from fiscal 2009. The increase in maintenance and support results from the addition of new maintenance contracts with new customers in fiscal 2010, the recognition of maintenance revenues from backlog subsequent to the release of accessANYware 5.0 in fiscal 2009, the expansion of existing systems by customers, and scheduled annual increases for renewals.

Application hosting — Revenues from application-hosting services were $3,550,000 or an increase of $249,000, or 8% from fiscal 2009. This increase is attributable to the recognition of revenue out of backlog for one hosted contract signed in a prior fiscal year. Revenues from hosted customer agreements continue to be recognized out of backlog for contracts signed over the last several years.

Revenues from remarketing partners — Total revenues from GE were $5,873,000, or 33% of total revenues in fiscal year 2010 as compared to $5,639,000, or 31% in fiscal 2009. Revenues in fiscal 2010 were comprised of $205,000 for hardware and third party software sales, $667,000 for Streamline Health software, $1,491,000 for professional services, $3,091,000 for maintenance and support revenues, and $419,000 of hosting revenues.

Streamline Health relies on GE Healthcare for a significant amount of its revenues, the loss of which would have a material adverse affect on future results of operations. During the fourth quarter of fiscal 2010, Streamline Health learned that GE Healthcare was shifting its organizational focus to upgrading its current clients to their latest version software to assist its customers in meeting meaningful use criteria under the HITECH act. Streamline Health’s remarketing agreement with GE Healthcare remains in effect, however the impact on Streamline Health will most likely be a decline in net new sales opportunities from GE Healthcare. Streamline Health believes that the opportunity to sell into GE Healthcare’s current client base that does not have Streamline Health products remains, as well as the continuing ability to sell additional products and services into the existing jointly owed client base through the remarketing agreement. Streamline Health expects all signed contracts or purchase orders with GE Healthcare to purchase proprietary software, application hosting services, professional services, and maintenance, are to be fully honored.

Total revenues from Telus Health were $1,073,000 in fiscal year 2010, or 6% of total revenues as compared to $2,071,000 in fiscal year 2009, or 11% of total revenues. Fiscal 2010 revenues were primarily comprised of $184,000 for Streamline Health software, $387,000 for professional services, $270,000 for maintenance, and $232,000 for hardware and third party software.

Cost of Sales

Cost of sales consisted of the following (in thousands):

	Fiscal Year		Dollars	Percent
	2010	2009	Change	Change

Cost of system sales	$3,827	$2,993	$834	28%
Cost of services, maintenance and support	5,561	5,033	528	10%
Cost of application hosting	1,903	1,642	261	16%

Total cost of sales	$11,291	$9,668	$1,623	17%

Cost of sales consists of cost of systems sales, cost of services, maintenance and support, and cost of application-hosting services. Cost of systems sales includes amortization and impairment of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The cost of systems sales as a percentage of associated revenues in fiscal year 2010 and 2009 were 150% and 82%, respectively. The relatively fixed cost of the capitalized software amortization, without the advent of impairment charges, compared to the variable nature of system sales each quarter causes these percentages to vary dramatically. The increase in fiscal 2010 cost of sales is primarily the result of an impairment charge on capitalized software development costs on certain workflows of $755,000. The remaining increase includes the increase in capitalized software development costs amortization expense of $319,000, partially offset by reduced hardware and third party software sales and the associated direct costs.

Cost of services, maintenance and support as a percentage of services, maintenance and support revenues in 2010 and 2009 were 48% and 45%, respectively. The cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. These increases are primarily due to the increased professional services staffing costs and third party maintenance contract costs associated with supporting an increased customer base, and specifically the startup costs for Revenue Cycle Management Consulting services.

The cost of application-hosting services in 2010 and 2009 as a percentage of revenues was 53% and 50%, respectively. The cost of application-hosting services operations is relatively fixed, but subject to inflation for the goods and services it requires. The increase is primarily attributable to increased depreciation and third party license and maintenance expenses from hosting center operations.

Selling, General and Administrative Expense

	Fiscal Year		Dollars	Percent
	2010	2009	Change	Change
	(In thousands):

Selling, general, and administrative	$6,406	$5,504	$902	16%

Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. Selling, General and Administrative expenses in fiscal 2010 and 2009 as a percentage of revenues were 36% and 30%, respectively. This increase in expense is primarily due to executive officer severance expenses of $463,000 recognized in fiscal 2010; and an increase of $403,000 in stock award expenses consisting of restricted stock grants to retain key employees, restricted stock granted as compensation to the non-employee directors, an inducement grant of restricted stock to an executive officer, and other options granted to key employees during fiscal 2010. The increase in expenses also includes a one-time executive inducement bonus of $65,000; as well as an increase in the annual bonus accrual of $255,000 in fiscal 2010 as compared to the prior year. The Company also expensed employee receivables of $188,000 that were deemed uncollectable in fiscal 2010. These increases in costs were offset by cost reductions made in the first half of fiscal 2010 which decreased total selling and administrative costs.

Product Research and Development

	Fiscal Year		Dollars	Percent
	2010	2009	Change	Change
	(In thousands):

Research and development expense	$1,760	$1,683	$77	5%
Capitalized research and development cost	2,701	3,668	(967)	(26)%

Total R&D Cost(1)	$4,461	$5,351	$(890)	(17)%

(1)	Total cash spend on research and development

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Research and development expenses in fiscal 2010 and 2009, as a percentage of revenues, were 10% and 9%, respectively. Software capitalization decreased significantly due to the completion of the new software platform accessANYware 5.0 in the fourth quarter of fiscal 2009, along with decreases in staffing for development subsequent to the new release in fiscal 2010.

Operating Profit (Loss)

The Company incurred an operating loss of $1,851,000 in fiscal 2010, compared to an operating profit of $1,354,000 in fiscal 2009. In fiscal 2009, significant revenues recognized relating to the general availability of accessANYware 5.0 and the continued revenue recognition of hosted contracts; which were coupled with targeted expense reductions and efficiency initiatives, contributed to improved operating profits. In fiscal 2010, no such similar sale was recognized, with recurring operating costs remaining relatively level. Significant incremental employment expenses regarding changes in management as well as increased stock awards expense negatively affected fiscal 2010 earnings. Other significant non-cash charges included $755,000 for impairment of capitalized software development costs, and other asset write-offs of $260,000.

Other Income (Expense)

Interest expense in fiscal 2010 was $116,000 compared to $44,000 in fiscal 2009. Interest expense consists of interest on the line of credit and interest on a capital lease for computer equipment. Interest expense increased during 2010 because of higher average balances outstanding under the Company’s working capital credit facility, and a full year of interest payment on the capital lease outstanding. Offsetting interest expense is other income of $34,000 which is primarily foreign currency gains recognized on Canadian receivables, an increase as compared to $19,000 in fiscal 2009.

Provision for Income Taxes

The Company recorded an increase to the valuation allowance in fiscal 2010 for our deferred tax asset in the amount of $997,000. The Company evaluated the likelihood that the deferred tax asset on the balance sheet would be realized within five years. The Company determined that the net realizable value of the deferred tax assets was approximately $878,000 at January 31, 2011 as compared to $1,875,000 at January 31, 2010, resulting in the $997,000 increase in the valuation allowance which is recorded as income tax expense. The remainder of the tax provision at January 31, 2011 is comprised of state and local taxes. The tax provision of $41,000 for fiscal 2009 consists of alternative minimum federal tax and state and local provisions.

Net Earnings (Loss)

The Company incurred a net loss of $2,951,000 in fiscal 2010, compared to net earnings of $1,288,000 in fiscal 2009. A decrease in proprietary license revenue and significant increases in expense from significant cash and non-cash charges as described in “Operating Profit (Loss)” section, significantly impacted the results for fiscal 2010.

Backlog

At January 31, 2011 Streamline Health had master agreements and purchase orders from customers and remarketing partners for systems and related services (excluding support and maintenance, and transaction-based application-hosting revenues), which have not been delivered or installed which, if fully performed, would generate future revenues of approximately $4,858,000 compared with $4,454,000 at January 31, 2010. The related systems and services are expected to be delivered over the next two to three years. The increase in the backlog is the result of several contracts for new or add-on proprietary software licenses, professional services, or third-party hardware and software entered into during fiscal 2010. At January 31, 2011, Streamline Health had maintenance agreements purchase orders, from customers and remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $5,384,000 compared with $5,987,000 at January 31, 2010, through their respective renewal dates in fiscal year 2011 and 2012. The decrease results primarily from the recognition in fiscal 2010 of maintenance revenue from one long term maintenance contract for one large customer. At January 31, 2011, Streamline Health had entered into hosting agreements, which are expected to generate revenues in excess of $7,362,000 through their respective renewal dates in fiscal years 2011 through 2014. The application-hosting backlog decreased from the $9,414,000 at January 31, 2010, due to the decreased volume of new hosting business and renewals, and recognized revenues from contracts signed in prior years.

Below is a summary of the backlog at January 31, 2011 and 2010:

	January 31, 2011	January 31, 2010

Streamline Health Software Licenses	$121,000	$201,000
Custom Software	42,000	105,000
Hardware and Third Party Software	66,000	171,000
Professional Services	4,629,000	3,977,000
Application Hosting Services	7,362,000	9,414,000
Recurring Maintenance	5,384,000	5,987,000

Total	$17,604,000	$19,855,000

Streamline Health believes its future revenues will come from direct sales and remarketing agreements with other health information systems vendors similar to the Telus Health agreement that was entered into in December 2007. Streamline Health continues to actively pursue remarketing agreements with other companies.

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

Application of Critical Accounting Policies

Streamline Health’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Streamline Health to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an on-going basis, Streamline Health evaluates its estimates, including those related to product revenues, bad debts, capitalized software development costs, income taxes, support contracts, stock-based compensation expenses, contingencies and litigation. Streamline Health bases its estimates on historical experience and on various other assumptions that Streamline Health believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and revenue recognition. Actual results may differ from these estimates under different assumptions or conditions.

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

Software License Arrangements — The Company utilizes the residual method to recognize software license fees provided all other revenue recognition criteria have been met. Under the residual method, the difference between the fair value of VSOE of the undelivered elements and the total arrangement fee is recognized as the license fee upon delivery. The revenue related to the undelivered elements are deferred until delivered and/or recognized pro rata over the term of the related service contract.

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

Capitalized Software Development Costs

Software development costs are accounted for in accordance with ASC 985-20 Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized until available for general release to customers, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a product-by-product basis and is over the estimated economic life of the software, using the straight-line method. Amortization commences immediately following when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Streamline Health reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization.

In the first quarter of fiscal 2010, subsequent to the release of accessANYware 5.0 in fiscal 2009, the Company completed a review by product of the estimated useful lives of its capitalized software development costs. After reviewing strategic plans, analyzing the historical useful life of the software products, forecasting product life cycles and demand expectations, the Company assigned a five year estimated useful life for costs capitalized for accessANYware 5.x products, and revised the estimated useful lives of certain other products from three years to five years.

The product life cycle for accessANYware versions prior to 5.x, have lasted longer than five years. Historical product and customer data shows that many customers remain on the same primary version for five years or more after purchase, or product support and development continue for five years or more. The Company expects accessANYware 5.x products to also have a five year or longer product life cycle based on this historical data, and the estimated product development lifecycle. In addition, the useful life of the unamortized balance of development costs for prior accessANYware versions should also reflect an approximate five year life from their documented general release dates. The Company intends to actively sell and support these products for a minimum five years while 5.x products are being rolled out. This same policy will be applied to FolderView as it is generally a primary add-on component to prior accessANYware versions, and has had a similar historical life cycle. FolderView will be embedded into version 5.1. Upon Company review of the revenue projections, the estimated life cycle of accessANYware 5.x products, and the remaining life cycle for prior accessANYware and FolderView releases, a five year estimated life is reasonable and proper.

The Company accounted for the change in useful life as a change in accounting estimate which is accounted for on a prospective basis effective February 1, 2010. The change in useful lives resulted in a reduction of amortization expense of approximately $1,004,000 for fiscal 2010, as compared to what would have otherwise been recognized under the prior useful lives assigned.

During fiscal 2010, the Company performed its annual analysis of current software products both generally available and in process of development. Upon completion of this review, the Company deemed the capitalized software development costs of certain software products to be impaired. Unamortized capitalized costs determined to be in excess of the net realizable value of a product were expensed as of January 31, 2011. For all products that were considered impaired; their carrying values were reduced to zero, and an impairment of $755,000 was recorded in cost of sales. All products identified as impaired had reached technical feasibility, but had not yet been released, and therefore were not available for sale to customers.

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

The fair value of stock options is estimated at the date of grants using a Black-Scholes option pricing model using the following weighted average assumptions of the risk-free interest rate, dividend yield, volatility factor of the expected market price of Streamline Health’s common stock, the expected life of stock options and a forfeiture rate. The Company currently estimates volatility by using the historical volatility of our common stock. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term input to the Black-Scholes model. We estimate forfeitures using a historical forfeiture rate.

Income Taxes

Income taxes are accounted for under the provisions of ASC 740, Income Taxes. Assumptions and estimates are used in determining the appropriate amount of expense to record for income taxes. These assumptions and estimates consider the taxing jurisdictions in which the Company operates as well as current tax regulations. Accruals are established for estimates of tax effects for certain transactions, credits, and future projected profitability of the Company based on our interpretation of existing facts and circumstances. If these assumptions and estimates were to change as a result of new evidence or changes in circumstances, the change in estimate could result in a material adjustment to the consolidated financial statements. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate adjustments that will result in a material change to its financial position during the next twelve months. Therefore, no reserves for uncertain tax positions have been recorded as of January 31, 2011.

A key assumption in the determination of the recognized tax benefit or (provision) is the amount of the valuation allowance required to reduce the related deferred tax assets. A valuation allowance reduces the deferred tax assets to a level which will, more likely than not, be realized. Whether the deferred tax assets will be realized depends on the generation of future taxable income during the periods in which the deferred tax asset become deductible. The net deferred tax assets reflect management’s estimate of the amount which will, more likely than not, reduce future taxable income. During fiscal 2010, the Company revised its estimates and incrementally increased the valuation allowance by $997,000, reducing the net realizable value of the deferred tax assets to $878,000. The incremental increase in the valuation allowance was recorded as income tax expense in the Consolidated Statement of Operations.

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

Use of Non-GAAP Financial Measures

In order to provide investors with greater insight, allow for a more comprehensive understanding of the information used by management and the Board of Directors in its financial and operational decision-making; the Company may supplement the Consolidated Financial Statements presented on a GAAP basis in this Annual Report on Form 10-K with the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share.

These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of Company results as reported under GAAP. The Company compensates for such limitations by relying primarily on our GAAP results and using non-GAAP financial measures only as supplemental data. We also provide a reconciliation of non-GAAP to GAAP measures used. Investors are encouraged to carefully review this reconciliation. In addition, because these non-GAAP measures are not measures of financial performance under GAAP and are susceptible to varying calculations, these measures, as defined by the Company, may differ from and may not be comparable to similarly titled measures used by other companies.

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share

The Company defines:  (i) EBITDA, as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA, as net income (loss) before net interest expense, income tax expense (benefit), depreciation, amortization, and stock-based compensation expense; (iii) Adjusted EBITDA Margin, as Adjusted EBITDA as a percentage of net revenue; and (iv) Adjusted EBITDA per diluted share as adjusted EBITDA divided by adjusted diluted shares outstanding. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the Board and may be useful to investors in comparing the Company’s operating performance consistently over time as they remove the impact of our capital structure (primarily interest charges), asset base (primarily depreciation and amortization) and items outside the control of the management team (taxes). Adjusted EBITDA removes the impact of share-based compensation expense, which is another non-cash item. Adjusted EBITDA per diluted share will include incremental shares in the share count that would be considered anti-dilutive in a GAAP net loss position.

The Board of Directors and management also use these measures as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and, (ii) as a performance evaluation metric in determining achievement of certain executive and employee incentive compensation programs.

The Company’s lenders use Adjusted EBITDA, to assess our operating performance. The Company’s working capital credit agreement credit agreement requires delivery of compliance reports certifying compliance with financial covenants certain of which are based on an adjusted EBITDA measurement that is the same as the Adjusted EBITDA measurement reviewed by our management and Board of Directors.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities; despite the advantages regarding the use and analysis of these measures as mentioned above. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share as disclosed in this Annual Report on Form 10-K, have limitations as analytical tools, and you should not consider these measures in isolation, or as a substitute for analysis of Company results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA, and its variations are:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the interest expense, or the cash requirements to service interest or principal payments under our credit agreement;

•	EBITDA does not reflect income tax payments we are required to make; and

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

Adjusted EBITDA has all the inherent limitations of EBITDA. To properly and prudently evaluate our business, the Company encourages readers to review the GAAP financial statements included elsewhere in this Annual Report on Form 10-K, and not rely on any single financial measure to evaluate our business. The Company also strongly urges readers to review the reconciliation of GAAP net earnings (loss) to Adjusted EBITDA, and GAAP earnings (loss) per diluted share to Adjusted EBITDA per diluted share in this section, along with the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net income, a comparable GAAP-based measure, as well as Earnings (loss) per diluted share to Adjusted EBITDA per diluted share. All of the items included in the reconciliation from net earnings (loss) to EBITDA to Adjusted EBITDA and the related per share calculations are either (i) recurring non-cash items or items that management does not consider in assessing the Company’s on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other non-recurring items, management believes that investors may find it useful to assess the Company’s operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

The following table reconciles net earnings (loss) to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share for the fiscal years ended January 31, 2011 and 2010 (amounts in thousands, except per share data):

	Fiscal Year
Adjusted EBITDA Reconciliation	2010	2009

Net earnings (loss)	$(2,951)	$1,288
Interest expense	117	44
Tax expenses (1)	1,017	40
Depreciation and other amortization	850	769
Amortization of capitalized software development costs (2)	3,175	2,100

EBITDA	2,208	4,241

Stock-based compensation expense	678	275
Adjusted EBITDA	$2,886	$4,516

Adjusted EBITDA Margin(3)	16.4%	24.8%

Adjusted EBITDA per diluted share	2010	2009

Earnings (loss) per share — diluted	$(0.31)	$0.14
Interest expense(4)	0.01	0.00
Tax expenses(4)	0.11	0.00
Depreciation and other amortization(4)	0.09	0.08
Amortization of capitalized software development costs (4)(2)	0.33	0.22
Stock-based compensation expense(4)	0.07	0.03
Adjusted EBITDA per adjusted diluted share	$0.30	$0.47

Diluted weighted average shares	9,504,986	9,530,891
Includable incremental shares — adjusted EBITDA(5)	83,353	—

Adjusted diluted shares	$9,588,339	$9,530,891

(1)	Includes a non-cash increase to the valuation allowance of $997,000 during fiscal 2010

(2)	Fiscal 2010 amortization expense includes $755,000 of impairment charges for certain capitalized software development costs

(3)	Adjusted EBITDA as a percentage of GAAP revenues

(4)	Per adjusted diluted weighted average shares

(5)	The number of incremental shares that would be dilutive under profit assumption, only applicable under a GAAP net loss. If GAAP profit is earned in the current period, no additional incremental shares are assumed

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

Streamline Health’s customers typically have been well-established hospitals or medical facilities or major HIS companies that resell Streamline Health’s products, which have good credit histories and payments have been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with customers often involve significant amounts and contract terms typically require customers to make progress payments. Current economic events, as well as the uncertainty in the credit markets, have adversely affected the availability of financing for some of our customers. These recent events, to date, have not materially impacted the quality of the Company’s accounts receivable balances or the ability to access our working capital facility.

Streamline Health has no significant obligations for capital resources, other than the $1,206,000 borrowed under its working capital facility at January 31, 2011, the non-cancelable operating leases of approximately $1,543,000 payable over the next five years, and $198,000 for capital leases payable within one year. Capital expenditures for property and equipment in 2011 are not expected to exceed $1,000,000. Research and development expense, net of capitalized software development expenditures, was $1,760,000 and $1,683,000 in 2010 and 2009, respectively. Streamline Health capitalized software development expenditures were approximately $2,701,000 and $3,668,000 of in 2010 and 2009, respectively.

Net cash provided by operations in fiscal 2010 was $3,394,000, an increase of approximately $1,260,000 from $2,134,000 in the prior fiscal year. The increase was primarily the result of a non-cash increase in the deferred tax asset valuation allowance of $997,000 and impairment charges to capitalized software development costs of $755,000; coupled with an increase in stock-based compensation expense of approximately $400,000. See the Consolidated Statements of Cash Flows for the individual components comprising the net cash provided by operating activities.

Net cash used in investing activities in fiscal 2010 was $3,229,000, a decrease of $1,174,000 from $4,403,000 in the prior fiscal year. The decrease was primarily the result of decreased capital asset expenditures, and a reduction in the capitalization of software development costs capitalized since the accessANYware 5.0 release in fiscal 2009.

Net cash provided by financing activities in fiscal 2010 was $214,000, an increase of $48,000 from $166,000 in the prior fiscal year. The increase was primarily the result of the increase to the balance of the line of credit, increased proceeds from the exercise of stock options, and offset by payments made on the capital lease.

Streamline Health believes that to replicate its existing software would cost significantly more than the stated net book value of $7,575,000 at January 31, 2011. Over the last three years, Streamline Health has spent approximately $15,756,000 in research and development, of which $10 million, or 64%, has been capitalized. Amortization of capitalized software expenditures during the last three years has amounted to approximately $6,189,000 or a net increase in capitalized software of approximately $2,696,000 during the last three years; net of impairment charges of $755,000 and $409,000 in fiscal 2010 and 2008, respectively. Many of the programs related to capitalized software development continue to have significant value to Streamline Health’s current solutions and those under development, as the concepts, ideas, and software code are readily transferable and are incorporated into new products.

As part of the Company’s strategy, we are intent on increasing the level of recurring subscription revenues from application hosting services. Hosted systems create a cash flow deficiency in the early years of the hosted contract life as significant capital investment is made to implement the system, and cash payments for the service are received over the life of the hosted contract. As the portfolio of hosted system customers grows, the Company may need to obtain additional financing to sustain the inherent deficiency in cash. There can be no assurance that the Company will be able to obtain sufficient financing through generation of cash through operations, sale of assets, additional debt or equity financing, or other infusion of capital.

At January 31, 2011, Streamline Health had cash on hand of $1,404,000. Streamline Health believes that its present cash position, combined with cash generation currently anticipated from operations, the availability of the revolving credit facility, and possible access to new funding sources will be sufficient to meet anticipated cash requirements for the next twelve months. However, continued expansion of the Company will require additional resources. The Company may need to incur debt, obtain an additional infusion of capital, or a combination of both, depending on the extent of the expansion of the Company and future revenues and expenses. However, there can be no assurance Streamline Health will be able to do so. The Company is evaluating financing options available to the Company.

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

Contractual Obligations

The following table details the remaining future minimum obligations, by fiscal year, as of the end of fiscal 2010 for all contractual obligations.

	Line of Credit	Operating Leases	Capital Lease	Fiscal Year Totals

2011(1)	$1,206,000	$396,000	$198,000	$1,800,000
2012	—	334,000	—	334,000
2013	—	320,000	—	320,000
2014	—	329,000	—	329,000
2015	—	164,000	—	164,000
Thereafter	—	—	—	—

Total	$1,206,000	$1,543,000	$198,000	$2,947,000

(1)	In the first quarter of fiscal 2011, the Company agreed to an amendment extending the line of credit term to mature on October, 31, 2013

Working Capital Facility

On October 21, 2009, Streamline Health entered into an amended and restated revolving note with Fifth Third Bank, Cincinnati, OH. The terms of the note remain the same as set forth in the revolving note entered into on July 31, 2008, as amended on January 6, 2009, and October 21, 2009 except as follows:

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

Streamline Health was in compliance with all loan covenants at January 31, 2011. The Company pays a commitment fee on the unused portion of the facility of 0.06%. The Company had outstanding borrowings of $1,200,000 as of January 31, 2011.

In the first quarter of fiscal 2011, the Company entered into a new amended and restated revolving note with Fifth Third Bank, Cincinnati, OH. The terms of the note remain the same as set forth in the revolving note entered into on July 31, 2008, as amended on January 6, 2009, and October 31, 2009, except as follows: (i) the maximum principal amount that can be borrowed was increased to $3,000,000 from the prior maximum amount of $2,750,000, subject to the borrowing base; (ii) the maturity date of the loan has been extended to October 1, 2013 from October 1, 2011; (iii) the minimum fixed charge coverage ratio covenant has been revised, to require that the Company shall maintain a minimum trailing twelve months fixed charge coverage ratio of 1.25, measured each fiscal quarter; (iv) the funded indebtedness to EBITDA covenant has been revised, to require that the Company shall report a funded indebtedness to EBITDA ratio no greater than 2.0, measured each fiscal quarter and; (v) a covenant has been added to require that the Company’s EBITDA shall cover its capitalized software development costs each fiscal quarter. The covenant becomes effective on October 31, 2011 and is calculated will be based on the trailing nine months. As of January 31, 2012 and thereafter, the calculation will be based on the trailing twelve months.

For details of the amended notes from previous years, see the audited financial statements.

Operating Leases

Streamline Health rents office, data center space and equipment under non-cancelable operating leases that expire, at various times, during the next three fiscal years. In fiscal 2010, the Company renewed its lease agreement with Alliance Street, LLC for the Company’s principal executive offices. The lease has been extended for a five year term expiring July 31, 2015. In connection with the lease, the property owner provided certain lease inducements to the Company, including three month rent allowance equivalent to $42,000. The rent allowance is granted in three equal allotments on the first, second, and third anniversaries of the lease execution date. The benefit realized by the allowance will be recognized on a straight- line basis over the term of the lease.

Capital Lease

Streamline Health acquired additional computer equipment for the application hosting services data center in January of 2009, which are accounted for as a capitalized lease. The lease is payable in quarterly installments through the lease term expiring January of 2012.

Off Balance Sheet Arrangements

Streamline Health does not have any off balance sheet arrangements as of January 31, 2011.

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

The Company is exposed to interest rate risk primarily through its working capital credit facility with Fifth Third Bank. As of January 31, 2011, the effective interest rate was 3.63%. Based on borrowings of $1,200,000 as of January 31, 2011, for each percentage point increase in the interest rate, annual interest expense would increase by less than $15,000. This analysis uses simplified assumptions such as across-the-board increases or decreases in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of increases or decreases in the outstanding debt, which generally occurs throughout the fiscal year. Therefore, although it gives an indication of the Company’s exposure to changes in interest rates, it is not intended to predict future results, which may vary significantly.

Currently, the Company does not have any financial instruments for trading, other speculative purposes or to manage interest rate exposure.

Streamline Health currently invests its cash balances, in excess of its current needs in an interest bearing, or bank fee reduction based, checking account. As such, Streamline Health does not have any significant market risk exposure at January 31, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Streamline Health Solutions, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Streamline Health Solutions, Inc. as of January 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streamline Health Solutions, Inc. at January 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois
April 13, 2011
/s/  BDO USA, LLP

CONSOLIDATED BALANCE SHEETS

	January 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$1,403,949	$1,025,173
Accounts receivable, net of allowance for doubtful accounts of $100,000	2,620,756	1,922,279
Contract receivables	680,096	1,182,308
Prepaid hardware and third party software for future delivery	72,259	149,281
Prepaid customer maintenance contracts	794,299	1,058,282
Other prepaid assets	200,056	305,050
Deferred income taxes	167,000	224,000

Total current assets	5,938,415	5,866,373
Property and equipment:
Computer equipment	2,708,819	2,987,039
Computer software	1,947,135	1,816,397
Office furniture, fixtures and equipment	747,867	747,867
Leasehold improvements	639,864	574,257

	6,043,685	6,125,560
Accumulated depreciation and amortization	(4,517,860)	(4,344,432)

	1,525,825	1,781,128
Contract receivables, less current portion	241,742	146,093
Capitalized software development costs, net of accumulated amortization of $12,832,347 and $10,411,828, respectively	7,575,064	8,049,292
Other, including deferred taxes of $711,000 and $1,651,000, respectively	734,376	1,681,661

	$16,015,422	$17,524,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$565,252	$887,928
Accrued compensation	1,163,843	559,235
Accrued other expenses	480,422	476,504
Current portion of capital lease obligations	183,637	249,309
Current portion of deferred revenues	5,766,795	4,956,303

Total current liabilities	8,159,949	7,129,279
Deferred revenues, less current portion	—	602,239
Line of credit	1,200,000	900,000
Lease incentive liability, less current portion	61,034	—
Capital lease obligation, less current portion	—	161,666

Total liabilities	9,420,983	8,793,184
Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,856,517 and 9,436,824 shares issued and outstanding, respectively	98,565	94,368
Additional paid in capital	36,975,242	36,160,126
Accumulated other comprehensive income	—	5,620
Accumulated (deficit)	(30,479,368)	(27,528,751)

Total stockholders’ equity	6,594,439	8,731,363

	$16,015,422	$17,524,547

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2010	2009

Revenues:
Systems sales	$2,557,797	$3,673,522
Services, maintenance and support	11,497,969	11,233,183
Application-hosting services	3,550,225	3,301,493

Total revenues	17,605,991	18,208,198

Operating expenses:
Cost of systems sales	3,827,313	2,993,442
Cost of services, maintenance and support	5,561,578	5,033,145
Cost of application-hosting services	1,902,521	1,641,576
Selling, general and administrative	6,406,190	5,503,580
Product research and development	1,759,694	1,682,773

Total operating expenses	19,457,296	16,854,516

Operating profit (loss)	(1,851,305)	1,353,682
Other income (expense):
Interest expense	(116,392)	(43,823)
Other income (expenses)	34,080	18,749

Earnings (loss) before income taxes	(1,933,617)	1,328,608
Income tax (expense)	(1,017,000)	(40,500)

Net earnings (loss)	$(2,950,617)	$1,288,108

Basic net earnings (loss) per common share	$(.31)	$.14

Number of shares used in basic per common share computation	9,504,986	9,381,285

Diluted net earnings (loss) per common share	$(.31)	$.14

Number of shares used in diluted per common share computation	9,504,986	9,530,891

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

				Accumulated
	Convertible		Additional	other		Total
	redeemable	Common	paid in	Comprehensive	Accumulated	stockholders’
	preferred stock	stock	capital	income	(deficit)	equity

Balance at January 31, 2009	$—	$93,548	$35,820,417	$—	$(28,816,859)	$7,097,106
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	465	65,435	—	—	65,900
Restricted stock issued	—	355	(355)	—	—	—
Share-based compensation expense	—	—	274,629	—	—	274,629
Unrecognized benefit of foreign currency forward contracts	—	—		5,620	—	5,620
Net income					1,288,108	1,288,108

Balance at January 31, 2010		94,368	36,160,126	5,620	(27,528,751)	8,731,363
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	1,335	139,306	—	—	140,641
Restricted stock issued	—	2,862	(2,362)	—	—	500
Share-based compensation expense	—	—	678,172	—	—	678,172
Recognized benefit of foreign currency forward contracts	—	—	—	(5,620)	—	(5,620)
Net (loss)				—	(2,950,617)	(2,950,617)

Balance at January 31, 2011	$—	$98,565	$36,975,242	$—	$(30,479,368)	$6,594,439

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2010	2009

Operating activities:
Net earnings (loss)	$(2,950,617)	$1,288,108
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,270,902	2,868,997
Impairment loss on capitalized software development costs	754,709	—
Deferred tax provision	997,000	—
Loss on disposal of fixed assets	1,050	4,308
Share-based compensation expense	678,172	274,629
Change in assets and liabilities:
Accounts, contract and installment receivables	(291,914)	(1,098,299)
Other assets	440,379	54,664
Accounts payable	(322,676)	174,020
Accrued expenses	608,526	264,627
Deferred revenues	208,253	(1,697,272)

Net cash provided by operating activities	3,393,784	2,133,782

Investing activities:
Purchases of property and equipment	(530,434)	(698,698)
Capitalization of software development costs	(2,701,000)	(3,668,000)
Other	2,622	(36,612)

Net cash used in investing activities	(3,228,812)	(4,403,310)

Financing activities:
Net change under revolving credit facility	300,000	100,000
Proceeds from exercise of stock options and stock purchase plan	141,141	65,900
Payments on capital lease	(227,337)	—

Net cash provided by financing activities	213,804	165,900

(Decrease) Increase in cash and cash equivalents	378,776	(2,103,628)
Cash and cash equivalents at beginning of year	1,025,173	3,128,801

Cash and cash equivalents at end of year	$1,403,949	$1,025,173

Supplemental cash flow disclosures:
Interest paid	$74,898	$34,507

Income taxes paid	$47,658	$7,265

Property and equipment additions financed by capital leases	$—	$410,975

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —	ORGANIZATION AND DESCRIPTION OF BUSINESS

Streamline Health Solutions, Inc. (“Streamline Health” or the “Company”) operates in one segment as a provider of Healthcare Information Technology through the licensing of its Electronic Health Information Management, Patient Financial Services and other Workflow software applications and the use of such applications through its application-hosting services as an Application Service Provider. Streamline Health also provides implementation and consulting services to complement its product line. Streamline Health’s software and services enable hospitals and integrated healthcare delivery systems in the United States and Canada to capture, store, manage, route, retrieve, and process vast amounts of patient clinical, financial and other healthcare provider information.

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

Cash and Cash Equivalents

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash demand deposits. Cash deposits are placed in Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Cash deposits may exceed FDIC insured levels from time to time. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Receivables

Accounts and contract receivables are comprised of amounts owed to Streamline Health for licensed software, professional services, including maintenance services and application-hosting services and are presented net of the allowance for doubtful accounts. The timing of revenue recognition may not coincide with the billing terms of the customer contract, resulting in unbilled receivables or deferred revenues; therefore certain contract receivables represent revenues recognized prior to customer billings. Individual contract terms with customers or resellers determine when receivables are due.

Allowance for Doubtful Accounts

In determining the allowance for doubtful accounts, aged receivables are analyzed monthly by management. Each identified receivable is reviewed based upon the most recent information available, the customer comments, if any, and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. During these monthly reviews, Streamline Health determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its customers or resellers to make required payments. The allowance for doubtful accounts was $100,000 at January 31, 2011 and 2010.

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

In fiscal 2010, the Company entered into a Second Amendment to Lease the Agreement signed in fiscal 2005 with Alliance Street, LLC for the Company’s principal executive offices. The term of the lease has been extended for a five year term expiring July 31, 2015. In connection with the amendment, the property owner provided certain lease inducements to the Company, including a three month rent allowance equivalent to $42,000. The rent allowance is granted in three equal allotments on the first, second, and third anniversaries of the amendment execution date. The Company has accounted for the value of these inducements by recognizing the total allowance benefit over the term of the lease, and recording the rent allowance as a prepaid lease expense.

Depreciation expense for property and equipment in fiscal 2010 and 2009 was $850,000 and $769,000, respectively.

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

Impairment of Long-Lived Assets

Streamline Health reviews the carrying value of the long-lived assets whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Among the factors the Company considers in making the evaluation are changes in market position and profitability. If facts and circumstances are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows of the specific asset and determine if the long-lived assets are recoverable based on these undiscounted cash flows. If impairment is indicated, an adjustment will be made to reduce the carrying amount of these assets to their fair value.

Capitalized Software Development Costs

Software development costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Streamline Health capitalized approximately $2,701,000 and $3,668,000 in fiscal 2010 and 2009, respectively.

Streamline Health reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization is provided on a product-by-product basis over the estimated economic life of the software, using the straight-line method. Amortization commences when a product is available for general release to customers. In the first quarter of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2010, the Company revised the estimated useful lives of certain products capitalized in software development costs. See Note C for further description of this change in accounting estimate.

Amortization expense was approximately $2,420,000 and $2,100,000 in fiscal 2010 and 2009, respectively.

Additionally, fiscal 2010 includes $755,000 of additional expense due to impairment of certain capitalized software development costs. During fiscal 2010, the Company performed its annual analysis of current software products both generally available and in process of development. Upon completion of this review, the Company deemed the capitalized software development costs of certain software products to be impaired. Unamortized capitalized costs determined to be in excess of the net realizable value of a product were expensed as of January 31, 2011. For all products that were considered impaired; their carrying values were reduced to zero, and an impairment of $755,000 was recorded in cost of sales. All products identified as impaired had reached technical feasibility, but had not yet been released, and therefore were not available for sale to customers.

Research and development expense, net of capitalized amounts, was $1,760,000 and $1,683,000 in fiscal 2010 and 2009, respectively.

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

Multiple Element Arrangements — In arrangements that include multiple elements (e.g., proprietary software, other third party hardware and software components, post-contract customer support (“PCS”) installation services, and/or training), the Company allocates the total revenue to be earned under the arrangement to the elements based on their relative fair value of vendor specific objective evidence (“VSOE”), which is based on the price charged when that element is sold separately. The amounts representing the fair value of VSOE of the undelivered items such as PCS are deferred until delivered, or recognized pro rata over the service contract, which is typically one year.

Software License Arrangements — The Company utilizes the residual method to recognize software license fees provided all other revenue recognition criteria have been met. Under the residual method, the difference between the fair value of VSOE of the undelivered elements and the total arrangement fee is recognized as the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

license fee upon delivery of the license to the customer. The revenue related to the undelivered elements are deferred until delivered and/or recognized pro rata over the term of the related service contract.

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

Equity Awards

The Company is required to recognize compensation cost for share-based payments based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. The Company incurred total annual compensation expense related to stock-based awards of $678,000 and $275,000 in fiscal 2010 and 2009, respectively.

The fair value of the stock options granted in 2010 and 2009 was estimated at the date of grants using a Black-Scholes option pricing model. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and are generally derived from external (such as, risk free rate of interest) and historical data (such as, volatility factor, expected term, and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market close price per share on the day of grant. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically a one year service period to the Company.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. During fiscal 2010, the Company increased the valuation allowance as it was determined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more likely than not that an additional portion of the deferred tax assets will not be realized. See Note F for further details.

The Company believes that its income tax positions and deductions will be sustained on audit. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination. No reserves for uncertain tax positions have been recorded as of January 31, 2010. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income. Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) consists of the effective portion of foreign currency hedge instruments.

The following table summarizes the components of comprehensive income (loss), net of taxes:

	Fiscal Year
	2010	2009

Net earnings (loss)	$(2,950,617)	$1,288,108
Change in unrecognized gain on foreign currency hedges	(5,620)	5,620

Total comprehensive income (loss)	$(2,956,237)	$1,293,728

Net Earnings (Loss) Per Common Share

The two-class method is used to calculate basic and diluted earnings (loss) per share as unvested restricted stock awards are considered participating securities because they entitle holders to non-forfeitable rights to dividends or dividend equivalents during the vesting term. Under the two-class method, basic earnings (loss) per common share is computed by dividing the net earnings (loss) allocated to common stock holders by the weighted average number of common shares outstanding. In determining the amount of net earnings (loss) to allocate to common holders, earnings are allocated to both common shares and participating securities based on their respective weighted-average shares outstanding for the period. Diluted net earnings (loss) per common share reflects the potential dilution that could occur if stock options, stock purchase plan commitments, and restricted stock were exercised into common stock, under certain circumstances, that then would share in the earnings of Streamline Health. The dilutive effect is calculated using the treasury stock method.

The following is the calculation of the basic and diluted net earnings (loss) per share of common stock:

	Fiscal Year
	2010	2009

Net earnings (loss)	$(2,950,617)	$1,288,108

Weighted average shares outstanding used in basic per common share computations	9,504,986	9,381,285
Stock options and restricted stock	—	149,606

Number of average shares used in diluted per common share computation	9,504,986	9,530,891
Basic net earnings (loss) per share of common stock	$(.31)	$.14

Diluted net earnings (loss) per share of common stock	$(.31)	$.14

Diluted (loss) earnings per share exclude the effect of 942,000 and 166,382 outstanding stock options in fiscal 2010 and 2009, respectively. The inclusion of these shares would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 31, 2011 and 2010, there were 223,090 and 35,502 unvested restricted shares of common stock outstanding. The unvested restricted shares meet the requirements for participating securities but were not included in the computation of basic and diluted loss per share in fiscal 2010 as losses are not allocated to unvested restricted shares per the agreement.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13 Revenue Recognition (Topic 605), which applies to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of fiscal year 2011. Early adoption is allowed. The Company believes the adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-14 Software (Topic 985), which applies to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a company elects earlier application and the first reporting period of adoption is not the first reporting period in the company’s fiscal year, the guidance must be applied through retrospective application from the beginning of the company’s fiscal year and the company must disclose the effect of the change to those previously reported periods. The Company believes the adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended April 30, 2010. The Company considered subsequent events and any impact to the financial statements and disclosures, if any, for fiscal 2010.

NOTE C —	CHANGE IN ACCOUNTING ESTIMATE

In the first quarter of fiscal 2010, the Company completed a review by product of the estimated useful lives of its capitalized software development costs. Upon completion of this review the Company assigned a five year estimated useful life for costs capitalized for accessANYware 5.x products, and revised the estimated useful lives of certain other products from three years to five years.

The product life cycle for accessANYware versions prior to 5.x, have lasted longer than five years. Historical product and customer data shows that many customers remain on the same primary version for five years or more after purchase, or product support and development continue for five years or more. The Company expects the accessANYware 5.x products to also have a five year or longer product life cycle based on this historical data, and the estimated product development lifecycle. In addition, the useful life of the unamortized balance of development costs for prior accessANYware versions should also reflect an approximate five year life from their documented general release dates. The Company intends to actively sell and support these products for a minimum five years while 5.x products are being rolled out. This same policy will be applied to FolderView as it is generally a primary add-on component to prior accessANYware versions, and has had a similar historical life cycle. Upon Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

review of the revenue projections, the estimated life cycle of accessANYware 5.x products, and the remaining life cycle for prior accessANYware and FolderView releases, a five year estimated life is reasonable and proper.

The Company accounted for the change in useful life as a change in accounting estimate which is accounted for on a prospective basis effective February 1, 2010. For the year ended January 31, 2011, the change resulted in a reduction of amortization expense of approximately $1,004,000; an increase in income from continuing operations and net income of $1,004,000; and a decrease in basic and diluted loss per share of $0.11. Amortization expense for capitalized software development costs is included in cost of system sales in the consolidated statements of operations.

NOTE D —	LEASES

Streamline Health rents office and data center space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2015. Future minimum lease payments under non-cancelable operating leases for the next four fiscal years and thereafter are as follows:

	Facilities	Equipment	Fiscal Year Totals

2011	$377,000	$19,000	$396,000
2012	315,000	19,000	334,000
2013	315,000	5,000	320,000
2014	329,000	—	329,000
2015	164,000	—	164,000
Thereafter	—	—	—

Total	$1,500,000	$43,000	$1,543,000

Rent expense was $431,000 and $384,000 for fiscal years 2010 and 2009, respectively.

In January 2010, the Company acquired additional computer equipment for the application hosting services data center, which are accounted for as capitalized leases. The lease is payable in quarterly installments of $58,000, through January 2012. The terms of the lease call for a bargain purchase option of $1 at the end of the lease term. The following is an analysis of the leased property under capital leases by major classes:

	Fiscal Year
	2010	2009

Computer equipment	$215,427	$215,427
Computer software	118,381	118,381
Other	77,167	77,167

Total	410,975	410,975
Accumulated depreciation	122,035	—

Net value of leased property	$288,940	$410,975

The present value of the future lease payments upon inception of $411,000 was based on interest rates implicit in the lease agreement at the inception of the lease. The total obligation for principal and interest under the capital lease for the remainder of the term is $198,000 in 2011. The total obligations of the minimum lease payments, less the amount representing interest of $14,000 is reflected in the January 31, 2011 balance sheet as a current obligation of $184,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E —	DEBT

On July 31, 2008, the Company entered into a revolving loan agreement with Fifth Third Bank in the principal amount of $2,000,000. The interest rate on amounts borrowed accrued at a variable rate based on the trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”). The agreement contained financial covenants including: Minimum tangible net worth, maximum fixed charge coverage ratio and maximum funded indebtedness to EBITDA ratio.

On January 6, 2009, the Company entered into a revised revolving note with Fifth Third Bank, Cincinnati, OH. The terms of the loan remained the same as set forth in the revolving note entered into on July 30, 2008 except that the borrowing base limitation was modified and set at the lesser of 80% of the net amount of borrower’s eligible accounts receivable (less than 90 days) or two times trailing twelve month EBITDA of the Company. The previous limitation was the lesser of 80% of the net amount of borrower’s eligible accounts receivable (less than 90 days) or the tangible net worth of Streamline Health Solutions, Inc.

On October 21, 2009, the Company entered into an amended and restated revolving note with Fifth Third Bank. The terms of the loan remain the same as set forth in the revolving note entered into on July 31, 2008, as amended on January 6, 2009, except as follows: (i) the maximum principal amount that can be borrowed was increased to $2,750,000 from the prior maximum amount of $2,000,000; (ii) the maturity date of the loan has been extended to October 1, 2011 from August 1, 2010; and (iii) the interest rate on the outstanding principal balance will accrue at an annual floating rate of interest equal to the Adjusted Libor Rate (as defined in the revolving note) plus 3.25%, payable monthly. The interest rate on the note was 3.63% at January 31, 2011.

In connection with the entering into of the revised revolving note in October 2009, the Company also entered into an amended and restated continuing guaranty agreement. The terms of the continuing guarantee agreement remain the same as set forth in the guaranty agreement entered into on July 31, 2008, as amended on January 6, 2009, except that the covenant that formerly required the Company to maintain certain levels of minimum tangible net worth has been eliminated.

The note also continues to be secured by a first lien on all of the assets of the Company pursuant to security agreements entered into by the Company.

The Company was in compliance with all of the covenants at January 31, 2011. The Company pays a commitment fee on the unused portion of the facility of .06%. The Company had outstanding borrowings of $1,200,000 and $900,000 under this revolving loan as of January 31, 2011 and 2010, respectively.

In the first quarter of fiscal 2011, the Company entered into an amended and restated revolving note with Fifth Third Bank, Cincinnati, OH. The terms of the loan remain the same as set forth in the revolving note entered into on July 31, 2008, as amended on January 6, 2009, and October 31, 2009, except as follows: (i) the maximum principal amount that can be borrowed was increased to $3,000,000 from the prior maximum amount of $2,750,000, subject to the borrowing base; (ii) the maturity date of the loan has been extended to October 1, 2013 from October 1, 2011; (iii) the minimum fixed charge coverage ratio covenant has been revised, to require that the Company shall maintain a minimum trailing twelve months fixed charge coverage ratio of 1.25, measured each fiscal quarter; (iv) the funded indebtedness to EBITDA covenant has been revised, to require that the Company shall report a funded indebtedness to EBITDA ratio no greater than 2.0, measured each fiscal quarter and; (v) a covenant has been added to require that the Company’s EBITDA shall cover its capitalized software development costs each fiscal quarter. The covenant becomes effective on October 31, 2011 and is calculated based on the trailing nine months. As of January 31, 2012 and thereafter, the calculation will be based on the trailing twelve months. In accordance with the revised maturity date, the outstanding balance on the note is classified as a long-term obligation at January 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F —	INCOME TAXES

Income taxes consist of the following:

	Fiscal Year
	2010	2009

Federal tax expense:
Current	$—	$(26,000)
Deferred	(997,000)	—

	(997,000)	(26,000)

State tax expense:
Current	(20,000)	(14,500)
Deferred	—	—

	(20,000)	(14,500)

Federal and state income tax expense	$(1,017,000)	$(40,500)

The income tax provision for income taxes differs from the Federal statutory rate as follows:

	Fiscal Year
	2010	2009

Federal tax benefit (expense) at statutory rate	$664,230	$(448,461)
State and local taxes, net of federal benefit (expense)	(12,135)	(11,428)
Change in valuation allowance	(1,698,071)	585,217
Permanent items	(43,445)	(128,473)
Alternative minimum tax expense	—	(26,000)
Other	72,421	(11,355)

Income tax expense	$(1,017,000)	$(40,500)

Streamline Health provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences and credits are as follows:

	Fiscal Year
	2010	2009

Deferred tax assets:
Net operating loss carry forwards	$10,278,852	$9,881,084
Accrued expenses	133,081	75,065
Stock compensation expenses	308,728	97,768
Property and equipment	151,626	99,829
Other	35,600	53,070

	10,907,887	10,206,816
Less valuation allowance	(10,029,887)	(8,331,816)

Net deferred tax assets	878,000	1,875,000
Deferred tax liabilities:	—	—
Net deferred tax asset	$878,000	$1,875,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 31, 2011, Streamline Health had Federal net operating loss carry forwards of approximately $29,000,000 which expire at various dates through 2031. Streamline Health also has an Alternative Minimum Tax net operating loss carry forward of approximately $27,000,000, which has an unlimited carry forward period. Certain changes in stock ownership can result in a limitation on the amount of these net operating loss carry forwards that can be utilized each year.

As of January 31, 2011, a valuation allowance of $10.0 million is required to reduce the deferred tax assets, primarily relating to net operating loss carry forwards, to a level currently believed will be utilized to offset future earnings before income taxes based upon the current backlog and forecasts over the next five years. The valuation allowance is required due to the inability to predict on a longer term basis that Streamline Health will more likely than not attain levels of profitability required to utilize additional loss carry forwards. Upon the completion of the Company’s fiscal 2011 annual budget and analysis of projected future earnings, the Company recorded an additional $997,000 to the valuation allowance on the deferred tax asset as of January 31, 2011. This reduced the net realizable value of the deferred tax asset to $878,000.

This increase was primarily attributable to the potential decline in software revenues due to the Company’s understanding that our remarketing partner, GE Healthcare, has shifted the focus of its sales efforts. The potential reduction in the sales pipeline for new Streamline Health customers creates significant uncertainty; and could have a material adverse effect on the Company’s ability to increase and/or maintain revenues and market share for its products. The Company will continue to evaluate at a minimum on an annual basis, whether or not a continued valuation allowance is necessary.

The Company and its subsidiary are subject to U.S. Federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. Federal tax matters for years through January 31, 2009. All material state and local income tax matters have been concluded for years through January 31, 2004.

The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate adjustments that will result in a material change to its financial position during the next twelve months. Therefore, no reserves for uncertain tax positions have been recorded as of January 31, 2011.

NOTE G —	MAJOR CUSTOMERS

During fiscal year 2010, one customer, exclusive of remarketing partners, accounted for 10% of total revenues and also represents 11% of total accounts receivable as of January 31, 2011.

Streamline Health recognizes a significant amount of revenue from remarketing agreements with GE Healthcare and Telus Health. GE Healthcare accounted for 33% and 31% of revenues in fiscal 2010 and 2009, respectively. Telus Health accounted for 6% and 11% of revenues in fiscal 2010 and 2009, respectively. At January 31, 2011 and 2010, approximately 38% and 61%, respectively, of Streamline Health’s accounts receivables were due from remarketing partners.

NOTE H —	EMPLOYEE RETIREMENT PLAN

Streamline Health has established a 401(k) retirement plan that covers all employees. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company matches 100% up to the first 4% of compensation deferred by each employee in the 401(k) plan. The total compensation expense for this matching contribution was $278,000 and $284,000 in fiscal 2010 and 2009, respectively.

NOTE I —	EMPLOYEE STOCK PURCHASE PLAN

Streamline Health has an Employee Stock Purchase Plan under which employees may purchase up to 500,000 shares of common stock. Under the plan, eligible employees may elect to contribute, through payroll deductions, up to 10% of their base pay to a trust during any plan year, July 1 through June 30, of the following year. At June 30 of each year, the plan issues for the benefit of the employees shares of common stock at the lesser of (a) 85% of the fair market value of the common stock on July 1, of the prior year, or (b) 85% of the fair market value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the common stock on June 30, of the current year. At January 31, 2011, 217,453 shares remain that can be purchased under the plan.

The Company recognized compensation expense of $20,000 and $28,000 for fiscal years 2010 and 2009, respectively under this plan.

During fiscal 2010 31,492 shares were purchased at the price of $1.24; during fiscal 2009, 35,540 shares were purchased at the price of $1.39 per share.

The purchase price at June 30, 2011, will be 85% of the lower of (a) the closing price on July 1, 2010 ($1.35) or (b) of the closing price on June 30, 2011.

NOTE J —	STOCK BASED COMPENSATION

Stock Option Plans

Streamline Health’s 1996 Employee Stock Option Plan authorized the grant of options to employees for Streamline Health’s Common Stock. The options granted have terms of ten years or less and generally vest and become fully exercisable ratably over three years of continuous employment from the date of grant. At January 31, 2011, options to purchase 17,500 shares of Streamline Health’s Common Stock have been granted and are outstanding under the Plan. No more options can be granted under this plan.

Streamline Health’s 1996 Non-Employee Directors Stock Option Plan authorized the grant of options for shares of Streamline Health’s Common Stock. The options granted have terms of ten years or less, and vest and become fully exercisable ratably over three years of continuous service as a director from the date of grant. At January 31, 2011, there are no outstanding options to purchase shares of Streamline Health Common Stock under the Plan. No more options can be granted under this plan.

Streamline Health’s 2005 Incentive Compensation Plan which authorizes the Company to issue up to 1,000,000 equity awards (Stock Options, Stock Appreciation Rights (“SAR’s”), and Restricted Stock) to directors and employees of the Company. The options granted have terms of ten years or less, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant. At January 31, 2011, options to purchase 524,564 shares of Streamline Health Common Stock have been granted and are outstanding under the Plan and 203,733 shares remain available to be awarded. There are no SAR’s outstanding under the plan.

In fiscal 2010, an executive inducement grant was approved by the board pursuant to Nasdaq Marketplace Rule 5635(c)(4). The terms of the grant are nearly as practicable identical to the terms and conditions of the Company’s 2005 Incentive Compensation Plan. At January 31, 2011, 50,000 shares of restricted stock were granted and 400,000 stock options were issued and outstanding. Please see “Restricted Stock” section for information on the restricted shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity is summarized as follows:

	Fiscal Year
	2010		2009
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price

Outstanding — beginning of year	$637,882	$2.22	$634,882	$2.21
Granted	549,916	2.26	29,000	2.09
Exercised	(102,000)	1.00	(11,000)	1.50
Expired	(143,734)	1.87	(15,000)	1.90
Forfeited	—	—	—	—

Outstanding — end of year	942,064	$2.42	637,882	$2.22

Exercisable — end of year	352,646	$2.72	361,954	$2.39

Aggregate intrinsic value of outstanding options at year end	$1,752,239		$1,409,719

Aggregate intrinsic value of exercisable options at year end	$655,922		$799,918

Weighted average grant date fair value of options granted during year	$.84		$1.33

Total intrinsic value of Options exercised during the year	$189,720		$24,310

The 2010 stock-based compensation was estimated at the date of grants using a Black-Scholes option pricing model with the following weighted average assumptions for each fiscal year: risk-free interest rate of 2.50%, a dividend yield of zero percent; a weighted average volatility factor of the expected market price of Streamline Health’s Common Stock of .538 in fiscal 2010, and .563 in fiscal 2009, a weighted average expected life of stock options of five years and a forfeiture rate of zero. The following table summarizes the options as of January 31, 2011:

		Average
	Number of	exercise	Remaining
	options	price	life in years

Outstanding	942,064	$2.42 (1)	8.5
Exercisable	352,646	$2.72 (2)	6.8

(1)	The exercise prices range from $1.46 to $6.03, of which 586,398 shares are between $1.46 and $2.00 per share, 310,666 shares are between $2.08 and $4.35 per share, and 45,000 shares are between $5.17 and $6.03 per share.

(2)	The exercise prices range from $1.46 to $6.03, of which 176,985 shares are between $1.46 and $2.00 per share, 130,661 shares are between $2.08 and $4.35 per share, and 45,000 shares are between $5.17 and $6.03 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a summary of non-vested shares under the stock option plans at January 31, 2011:

		Weighted
	Non-vested	average
	number of	grant-date
	shares	fair value

Balance at January 31, 2009	397,052	$1.82
Granted	29,000	1.33
Vested	(145,124)	1.95
Forfeited	(5,000)	1.80

Balance at January 31, 2010	275,928	1.30
Granted	549,916	0.84
Vested	(129,492)	1.35
Forfeited	(106,934)	1.13

Balance at January 31, 2011	589,418	$0.91

At January 31, 2011, there was approximately $481,000 of compensation cost that has not yet been recognized related to non-vested stock-option awards. That cost is expected to be recognized over a remaining weighted average period of three years.

The expense associated with stock option awards was $182,000 and $203,000, for fiscal 2010 and 2009, respectively.

Cash received from exercise of options and the employee stock purchase plan was $141,000 and $66,000, respectively, in fiscal 2010 and 2009.

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

Restricted Stock

The Company grants restricted stock awards under the 2005 Incentive Compensation Plan to employees and members of the Board of Directors. The restrictions on the shares granted generally lapse over a one year term of continuous employment from the date of grant. The grant date fair value per share of restricted stock, which is the stock price on the grant date, is expensed on a straight-line basis as the restriction period lapses. The shares

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights. A summary of restricted stock award activity for the period is presented below:

		Weighted
	Non-vested	average
	number of	grant date
	shares	fair value

Non-vested balance at January 1, 2009	$—	$—
Granted	35,502	2.82
Vested	—	—
Forfeited/expired	—	—

Non-vested balance at January 31, 2010	35,502	2.82
Granted	289,548	1.40
Vested	(98,613)	2.22
Forfeited/expired	(3,347)	2.00

Non-vested balance at January 31, 2011	$223,090	$1.25

At January 31, 2011, there was approximately $109,000 of compensation cost that has not yet been recognized related to restricted stock awards. That cost is expected to be recognized over a remaining period of one year.

The expense associated with restricted stock awards was $476,000 and $44,000 for fiscal 2010 and 2009, respectively.

NOTE K —	COMMITMENTS AND CONTINGENCIES

Application Hosting Services

Streamline Health enters into long-term agreements to provide document imaging/management and workflow services to its healthcare customers on an outsourced basis from a central data center. Streamline Health guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. There were no contingencies of this nature as of January 31, 2011.

Employment Agreements

Streamline Health has entered into employment agreements with its officers and employees that generally provide annual salary, a minimum bonus, discretionary bonus, stock incentive provisions, and severance arrangements.

In fiscal 2010, the Company expensed employee advances that were granted in accordance with employment agreements, that were deemed to be uncollectable, in the amount of $188,000. These receivables were recorded as other assets.

In accordance with severance agreements entered into during fiscal 2010, the Company accrued $349,000 at January 31, 2011, which will be paid in fiscal 2011.

Reserved Common Stock

As of January 31, 2011, Streamline Health has reserved 1,363,250 shares of common stock authorized for issuance in connection with various Equity Award Plans and the Employee Stock Purchase Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

There are, from time to time, claims pending against Streamline Health Solutions, Inc. and its subsidiary. There were no outstanding legal claims as of January 31, 2011.

NOTE L —	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following sets forth selected unaudited quarterly financial information for fiscal years 2010 and 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial information have been included.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2010
	(In thousands, except per share data)

Revenues	$3,544	$4,676	$4,470	$4,916	$17,606
Gross profit	967	2,044	1,906	1,397	6,315
Operating profit (loss)(d)	(1,200)	(28)	144	(767)	(1,851)
Net earnings (loss)(e)	(1,176)	(76)	95	(1,793)	(2,951)
Basic net (loss) earnings per share(a)	(.12)	(.01)	.01	(.18)	(.31)
Diluted net (loss) earnings per share(a)	(.12)	(.01)	.01	(.18)	(.31)
Weighted average shares outstanding	9,413	9,507	9,753	9,561	9,505
Stock Price(b)
High	$2.74	$1.98	$1.49	$1.99	$2.74
Low	$1.90	$0.96	$1.00	$1.13	$0.96
Quarter and year-end close	$1.93	$1.24	$1.27	$1.86	$1.86
Cash dividends declared(c)	$—	$—	$—	$—	$—

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2010
	(In thousands, except per share data)

Revenues	$3,751	$4,069	$4,106	$6,282	$18,208
Gross profit	1,589	1,622	1,722	3,607	8,540
Operating profit (loss)	30	(17)	(285)	1,628	1,354
Net earnings (loss)	16	(18)	(296)	1,585	1,288
Basic net (loss) earnings per share(a)	.00	(.00)	(.03)	.17	.14
Diluted net (loss) earnings per share(a)	.00	(.00)	(.03)	.17	.14
Weighted average shares outstanding	9,355	9,371	9,398	9,401	9,381
Stock Price(b)
High	$2.30	$3.58	$2.94	$2.58	$3.58
Low	$1.15	$1.98	$2.10	$2.06	$1.15
Quarter and year-end close	$2.21	$2.79	$2.35	$2.21	$2.21
Cash dividends declared(c)	$—	$—	$—	$—	$—

(a)	Quarterly amounts may not be additive

(b)	Based on data available through The NASDAQ Stock Market, Inc.

(c)	Streamline Health has not paid a dividend on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future

(d)	Includes in the fourth quarter of fiscal year 2010, a $755,000 impairment charge of capitalized software development costs

(e)	Includes $997,000 incremental increase to the valuation allowance for deferred tax assets, recorded as income tax expense in the fourth quarter of fiscal 2010

Schedule II

Valuation and Qualifying Accounts and Reserves

Streamline Health Solutions, Inc.
For the two years ended January 31, 2011

		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
Description	of Period	Expenses	Accounts	Deductions	End of Period
	(In thousands)

Year ended January 31, 2011:
Allowance for doubtful accounts	$100	$—	—	—	$100
Year ended January 31, 2010:
Allowance for doubtful accounts	$100	$50	—	50	$100

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A	Controls and Procedures

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Streamline Health’s senior management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of Streamline Health’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, Streamline Health’s management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that there is reasonable assurance that Streamline Health’s disclosure controls and procedures were effective as of the end of the period covered by this report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting of Streamline Health Solutions, Inc. (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Strong internal controls are an objective that is reinforced through the Company’s Code of Conduct and Ethics, which sets forth our commitment to conduct business with integrity, and within both the letter and the spirit of the law. The Company’s internal control over financial reporting includes a Control Self-Assessment Program that is conducted annually. Management takes appropriate action to correct any identified control deficiencies. Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2011, using criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of January 31, 2011, based on these criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless the registrant specifically states that the report is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act or the Exchange Act.

There have been no changes in Streamline Health’s internal control or in the other controls during the quarter ended January 31, 2011 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405 and 407(c)(3),(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from Streamline Health’s definitive proxy statement for its Annual Stockholders Meeting to be held on May 25, 2011 from the information appearing under the captions “Election of Directors”, “Board of Directors Meetings and Committees” “Stock Ownership by Certain Beneficial Owners and Management”, and “Compliance with Section 16(a) of the Exchange Act”. Certain information regarding Streamline Health’s Executive Officers is set forth in Part I, of this Form 10-K under the caption “Executive Officers of the Registrant.”

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

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference from Streamline Health’s definitive proxy statement for its Annual Stockholders Meeting to be held on May 25, 2011 from the information appearing under the caption “Executive Compensation”.

ITEM 12.	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference from Streamline Health’s Definitive Proxy Statement for its Annual Stockholder’s Meeting to be held on May 25, 2011 from the information appearing under the caption “Stock Ownership by Certain Beneficial Owners and Management”.

Securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K are as follows:

	Number of			Number of securities
	securities to be			remaining available
	issued upon		Weighted-average	for future issuance
	exercise of		exercise price of	under equity
	outstanding		outstanding	compensation plans
	options, warrants		options, warrants	(excluding securities
Plan category	and rights)		and rights	reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	542,064	(1, 2)	$2.44	421,186	(5)
Equity compensation plans not approved by security holders	400,000	(3)	$2.38	—	(4)
Total	942,064	(1, 2 & 3)	$2.42	421,186

(1)	Includes 17,500 options that can be exercised under the 1996 Employee Stock Option Plan.

(2)	Includes 524,564 options that can be exercised under the 2005 Incentive Compensation Plan.

(3)	Includes 400,000 options granted under an inducement grant with terms as nearly as practicable identical to the terms and conditions of the Company’s 2005 Incentive Compensation Plan. The share and option awards are inducement grants, pursuant to Nasdaq Marketplace Rule 5635(c)(4).

(4)	The Company’s Board of Directors has not established any specific number of shares that could be issued without stockholder approval. Inducement grants to new key employees will be determined on a case-by-case basis. Other than possible inducement grants, the Company expects that all equity awards will be made under stockholder approved plans

(5)	Includes 203,733 shares to be issued from the 2005 Incentive Compensation Plan, and 217,453 shares to be issued from the Employee Stock Purchase Plan

ITEM 13.	Certain Relationships, Related Transactions and Directors Independence

The information required by Item 404 and 407(a) of Regulation S-K is incorporated herein by reference from Streamline Health’s definitive proxy statement for its Annual Stockholders Meeting to be held on May 25, 2011 from the information appearing under the captions “Transactions with Related Persons, Promoters, and Certain Control Persons” and “Board of Directors Meetings and Committees”.

ITEM 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees for the Company for the fiscal years 2010 and 2009 for audit and other services provided to Streamline Health by BDO USA, LLP, including its foreign affiliates.

	2010	2009

Audit Fees	$194,000	$173,000
Audit-Related Fees	—	—
Tax Fees	15,000	10,000
All Other Fees	—	—

Total Fees	$209,000	$183,000

The Company has engaged BDO USA, LLP to the audit of the financial statements, in addition to tax consulting and compliance services for Canadian transactions. The Company’s Audit Committee has considered whether the provision of the tax and consulting services is compatible with maintaining the independence of BDO USA, LLP. All fees to BDO USA, LLP are pre-approved by the Audit Committee of the Board of Directors.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

Financial Statements

(a)1. The financial statements listed in ITEM 8 in the Index to Consolidated Financial Statements on page 44 are filed as part of this report.

(a)2. The Financial Statement Schedule on page 65 is filed as part of this report.

(b). Exhibits

See Index to Exhibits on page 70 of this report.

The exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Streamline Health Solutions, Inc.

By:	/s/ Robert E. Watson
Robert E. Watson
Chief Executive Officer

DATE: April 12, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ Robert E. Watson /s/ Robert E. Watson	Chief Executive Officer And Director (Principal Executive Officer)	April 12, 2011

/s/ Jonathan R. Phillips Jonathan R. Phillips	Director	April 12, 2011

/s/ Edward J. VonderBrink Edward J. VonderBrink	Director	April 12, 2011

/s/ Richard C. Levy Richard C. Levy, M.D.	Director	April 12, 2011

/s/ Andrew L. Turner Andrew L. Turner	Director	April 12, 2011

/s/ Jay D. Miller Jay D. Miller	Director	April 12, 2011

/s/ Donald E. Vick, Jr. Donald E. Vick, Jr.	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 12, 2011

INDEX TO EXHIBITS

EXHIBITS

Exhibit No.		Description of Exhibit

3	.1(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. (Previously filed with the Commission and incorporated herein by reference from, the Registrant’s (LanVision System, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
3	.1(b)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., amendment No. 1. (Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on September 8, 2006.)
3.2		Bylaws of Streamline Health Solutions, Inc. as amended and restated on July 22, 2010, and previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on September 9, 2010
3.3		Certificate of the Designations, Powers, Preferences and Rights of the Convertible Preferred Stock (Par Value $.01 Per Share) of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
4.1		Specimen Common Stock Certificate of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
4.2		Form of Warrant Agreement (including Form of Warrant Certificate) of Streamline Health Solutions, Inc. with respect to Warrants to purchase Common Stock (Previously filed with the Commission and incorporated herein by reference from, the Registrant’s Registration Statement on Form S-3, File Number 333-166843, as filed with the Commission on May 14, 2010.)
4.3		Form of Unit Agreement (including Form of Unit Certificate) of Streamline Health
10	.1#	Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Employee Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10	.2(a)#	Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10	.2(b)#	First Amendment to Streamline Health Solutions, Inc. f/k/a/LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 4.1(b) of, the Registrant’s (LanVision Systems, Inc.) Registration Statement on Form S-8, file number 333-20765, as filed with the Commission on January 31, 1997.)
10	.2(c)#	Second Amendment to Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Non-Employee Directors Stock Option Plan. (Previously filed with the Commission, and incorporated herein by reference from, Amendment No. 1 to the Registrant’s (LanVision Systems, Inc.) Statement on Form S-8, file number 333-20765, as filed with the Commission on March 1, 2001.)
10	.3#	Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. 1996 Employee Stock Purchase Plan. (Previously filed with the Commission, and incorporated herein by reference from, the Registrant’s (LanVision Systems, Inc. ) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
10	.4#	2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on May 26, 2005.)
10	.5#	Employment Agreement between Streamline Health, Inc. f/k/a LanVision, Inc. and Donald E. Vick effective December 3, 1996. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.5 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2002, as filed with the Commission on April 29, 2002.)

Exhibit No.		Description of Exhibit

10	.5(a)#	Amendment No. 1 to the Employment Agreement between Streamline Health, Inc. f/k/a LanVision, Inc. and Donald E. Vick effective January 27, 2006 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.4 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on January 31, 2006.)
10	.5(b)#	Employment Agreement among Streamline Health Solutions, Inc., Streamline Health, Inc. and Donald E. Vick effective August 9, 2010 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on August 10, 2010.)
10	.6#	Employment Agreement dated January 31, 2011 between Streamline Health Solutions, Inc. and Robert E. Watson, (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.2 of the Registrant’s Form 8-K, as filed with the Commission on February 3, 2011.)
10	.7#	Employment Agreement among Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc., Streamline Health, Inc. f/k/a LanVision, Inc. and J. Brian Patsy effective February 1, 2003 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.7 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2004, as filed with the Commission on April 8, 2004.)
10	.7(a)#	Amendment No. 1 dated January 27, 2005 to the Employment Agreement among J. Brian Patsy, Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. and Streamline Health Inc. f/k/a LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on February 1, 2005.)
10	.7(b)#	Amendment No. 2 dated January 27, 2006 to the Employment Agreement among J. Brian Patsy, Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. and Streamline Health, Inc. f/k/a LanVision, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on January 31, 2006.)
10	.8(a)#	Employment Agreement among Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc., Streamline Health, Inc. f/k/a LanVision, Inc. and Joseph O. Brown, II, effective February 1, 2004. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 10-Q for the fiscal quarter ended October 31, 2007, as filed with the Commission on December 7, 2007.)
10	.8(b)#	Amendment No. 1 dated November 27, 2007 to the Employment Agreement among Joseph O. Brown, II, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.8(b) of the Registrant’s Form 10-K for the fiscal year ended January 31, 2008, as filed with the Commission on April 7, 2008.)
10	.9#	Employment agreement among Streamline Health Solutions, Inc. Streamline Health, Inc. and Gary M. Winzenread effective June 1, 2008. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s Form 8-K, as filed with the Commission on June 12, 2008.)
10	.10#	Employment agreement among Streamline Health, Inc. and B. Scott Boyden, Jr. effective June 16, 2008. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s Form 8-K, as filed with the Commission on June 26, 2008.)
10.11		Lease Agreement dated July 30, 2004 between Streamline Health, Inc. f/k/a LanVision, Inc. and The Western and Southern Live Insurance Company (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrants (LanVision Systems, Inc.) Form 10-Q for the fiscal quarter ended July 31, 2004, as filed with the Commission on September 10, 2004
10	.11(b)	First Amendment to Lease and Acceptance of Delivery for office space between Streamline Health, Inc. f/k/a LanVision, Inc. (a wholly owned subsidiary) and The Western and Southern Life Insurance Company, effective January 31, 2005. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.11(c) of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2005, as filed with the Commission on April 8, 2005.)

Exhibit No.		Description of Exhibit

10	.11(c)	Second Amendment to Lease Agreement for office space between Streamline Health, Inc. f/k/a LanVision, Inc. and Alliance Street, LLC, a Delaware limited liability company, successor in interest to The Western and Southern Life Insurance Company, by assignment, effective June 21, 2010 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 8-K, as filed with the Commission on June 22, 2010.)
10.12		Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc. Guarantee of Lease Agreement between Streamline Health, Inc. f/k/a LanVision, Inc. and The Western and Southern Life Insurance Company (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.2 of the Registrant’s (LanVision Systems, Inc.) Form 10-Q for the fiscal quarter ended July 31, 2004, as filed with the Commission on September 10, 2004.)
10	.13(a)**	Reseller Agreement between IDX Information Systems Corporation and Streamline Health, Inc. f/k/a LanVision, Inc. entered into on January 30, 2002. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.11 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2002, as filed with the Commission on April 29, 2002.)
10	.13(b)	First Amendment to the Reseller Agreement between IDX Information Systems Corporation and Streamline Health, Inc. f/k/a LanVision, Inc. entered into on January 30, 2002 (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10 of the Registrant’s (LanVision Systems, Inc.) Form 10-Q for the quarter ended April 30, 2002, as filed with the Commission on June 4, 2002.)
10.14		Form of Indemnification Agreement for all directors and officers of Streamline Health Solutions, Inc. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s (LanVision Systems, Inc.) Form 8-K, as filed with the Commission on June 7, 2006
10	.15***#	Directors Compensation
10	.16(a)	Amended and Restated Revolving Note, dated October 21, 2009, between Streamline Health, Inc. and Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference to exhibit 10.1 of the Registrant’s Form 8-K, as filed with the Commission on October 26, 2009.)
10	.16(b)	Amended and Restated Continuing Guaranty Agreement, dated October 21, 2009, between Streamline Health Solutions, Inc. and the Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference to exhibit 10.2 of the Registrant’s Form 8-K, as filed with the Commission on October 26, 2009.)
10	.16(c)	Security Agreement, dated October 21, 2009, between Streamline Health Solutions, Inc. and Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference to exhibit 10.3 of the Registrant’s Form 8-K, as filed with the Commission on October 26, 2009.)
10	.17(a)	Term Lease Master Agreement, and associated documents, dated January 19, 2010 between Streamline Health, Inc. (a wholly owned subsidiary of the Registrant) and IBM Credit LLC. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 8-K, as filed with the Commission on January 22, 2010.)
10	.17(b)	Term Lease Supplement, dated January 19, 2010, between Streamline Health, Inc. and IBM Credit LLC. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.2 of the Registrant’s Form 8-K, as filed with the Commission on January 22, 2010.)
10	.18#	Separation Agreement dated January 31, 2011 by and between Streamline Health Solutions, Inc. and J. Brian Patsy (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 8-K, as filed with the Commission on February 3, 2011
10	.19#	Employment agreement among Streamline Health Solutions Inc., Streamline Health, Inc. and Rick Leach effective March 8, 2011. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 8-K, as filed with the Commission on March 14, 2011.)
11.1		Statement Regarding Computation of Per Share Earnings***
14.1		Code of Ethics (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 14.1 of the Registrant’s (LanVision Systems, Inc.) Form 10-K for the fiscal year ended January 31, 2004, as filed with the Commission on April 8, 2004.)
21.1		Subsidiaries of the Registrant***

Exhibit No.	Description of Exhibit

23.1	Consent of Independent Registered Public Accounting Firm — BDO USA, LLP***
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

**	The Company has applied for Confidential Treatment of portions of this agreement with the Securities and Exchange Commission

***	Included herein

#	Management Contracts and Compensatory Arrangements.