Form 10-Q
period 2011-04-30
STREAMLINE HEALTH SOLUTIONS INC.
filed 2011-06-08
CIK 1008586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of June 8, 2011: 9,881,517.

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets

	(Unaudited)	(Audited)
	April 30, 2011	January 31, 2011

Current assets:
Cash and cash equivalents	$481,717	$1,403,949
Accounts receivable, net of allowance for doubtful accounts of $150,000 and $100,000, respectively	1,550,789	2,620,756
Contract receivables	663,375	680,096
Prepaid hardware and third party software for future delivery	55,363	72,259
Prepaid customer maintenance contracts	960,099	794,299
Other prepaid assets	257,464	200,056
Deferred income taxes	167,000	167,000

Total current assets	4,135,807	5,938,415

Property and equipment:
Computer equipment	2,785,062	2,708,819
Computer software	1,988,573	1,947,135
Office furniture, fixtures and equipment	747,867	747,867
Leasehold improvements	639,864	639,864

	6,161,366	6,043,685
Accumulated depreciation and amortization	(4,702,279)	(4,517,860)

	1,459,087	1,525,825

Other assets:
Contract receivables, less current portion	286,239	241,742
Capitalized software development costs, net of accumulated amortization of $13,325,939 and $12,832,347, respectively	7,866,472	7,575,064
Other, including deferred taxes of $711,000, respectively	737,134	734,376

Total other assets	8,889,845	8,551,182

	$14,484,739	$16,015,422

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Liabilities and Stockholders’ Equity

	(Unaudited)	(Audited)
	April 30, 2011	January 31, 2011

Current liabilities:
Accounts payable	$591,640	$565,252
Accrued compensation	541,682	1,163,843
Accrued other expenses	247,904	480,422
Capital lease obligation	132,299	183,637
Deferred revenues	4,902,831	5,766,795

Total current liabilities	6,416,356	8,159,949

Long-term liabilities:
Line of credit	1,500,000	1,200,000
Lease incentive liability, less current portion	57,748	61,034

Total liabilities	7,974,104	9,420,983

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 9,881,517 and 9,856,517 shares issued and outstanding, respectively	98,815	98,565
Additional paid in capital	37,171,959	36,975,242
Accumulated deficit	(30,760,139)	(30,479,368)

Total stockholders’ equity	6,510,635	6,594,439

	$14,484,739	$16,015,422

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended,
(Unaudited)

	April 30, 2011	April 30, 2010
Revenues:
Systems sales	$131,002	$150,438
Services, maintenance and support	3,083,961	2,543,575
Software as a service	925,059	850,003

Total revenues	4,140,022	3,544,016

Operating expenses:
Cost of systems sales	540,952	737,889
Cost of services, maintenance and support	1,333,871	1,382,210
Cost of software as a service	436,423	457,028
Selling, general and administrative	1,664,661	1,697,577
Product research and development	417,774	470,171

Total operating expenses	4,393,681	4,744,875

Operating loss	(253,659)	(1,200,859)
Other income (expense):
Interest expense	(19,842)	(22,335)
Miscellaneous income (expenses)	(4,955)	51,809

Loss before income taxes	(278,456)	(1,171,385)
Income tax (expense)	(2,315)	(5,000)

Net loss	$(280,771)	$(1,176,385)

Basic and diluted net earnings (loss) per common share	$(0.03)	$(0.13)

Number of shares used in basic and diluted per common share computation	9,649,508	9,413,367

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended,
(Unaudited)

	April 30, 2011	April 30, 2010
Operating activities:
Net loss	$(280,771)	$(1,176,385)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	691,345	837,019
Loss on disposal of fixed asset	26,666	—
Stock-based compensation expense	196,967	87,446
Change in assets and liabilities:
Accounts, contract and installment receivables	1,042,191	1,222,930
Other assets	(209,070)	(127,979)
Accounts payable	26,388	(283,538)
Accrued expenses	(857,965)	(53,208)
Deferred revenues	(863,964)	(504,687)

Net cash (used in) provided by operating activities	(228,213)	1,598

Investing activities:
Purchases of property and equipment	(157,681)	(153,407)
Capitalization of software development costs	(785,000)	(696,000)
Other	—	(34,344)

Net cash used in investing activities	(942,681)	(883,751)

Financing activities:
Net change under revolving credit facility	300,000	800,000
Proceeds from exercise of stock options and stock purchase plan	—	83,041
Payments on capital lease obligation	(51,338)	—

Net cash provided by financing activities	248,662	883,041

(Decrease) Increase in cash and cash equivalents	(922,232)	888
Cash and cash equivalents at beginning of period	1,403,949	1,025,173

Cash and cash equivalents at end of period	$481,717	$1,026,061

Supplemental cash flow disclosures:
Interest paid	$16,841	$13,276

Income taxes paid	$11,897	$8,994

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“Streamline Health® or the Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent Streamline Health Solutions, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2012.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the Company’s significant accounting policies is presented in “Note B — Significant Accounting Policies” in the fiscal year 2010 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.
Recently Adopted Accounting Pronouncements
ASU 2009-13. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2009-13 —Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 requires a vendor to allocate revenue to each unit of accounting in many arrangements involving multiple deliverables based on the relative selling price of each deliverable. It also changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available.
The Company adopted ASU 2009-13 for all new and materially modified arrangements on a prospective basis beginning February 1, 2011. Upon review of the primary accounting literature, if we are unable to establish selling price using VSOE (vendor specific objective evidence) or third-party evidence, we will establish an estimated selling price. The estimated selling price is the price at which we would transact a sale if the product or service were sold on a stand-alone basis. The Company establishes a best estimate of selling price by considering internal factors relevant to pricing practices such as costs and margin objectives, stand alone sales prices of similar services and percentage of the fee charged for a primary service relative to a particular piece of licensed software. Additional consideration is also given to market conditions such as competitor pricing strategies and market trends. We regularly review VSOE for our professional services in addition to estimated selling price.

The Company has not experienced a change in units of accounting nor was there a change in allocation of fair value to the various units of accounting. Historically, the Company has been able to obtain VSOE or third-party evidence for significant service deliverables. No material changes in assumptions, inputs or methodology used in determining VSOE or third-party evidence have been made. The pattern of revenue recognition is expected to remain consistent with prior periods and we do not expect a material change in the timing of revenue recognition from previous generally accepted accounting principles as applied in the prior period.
Revenue Recognition — Multiple-Deliverable Revenue Arrangements
The Company may bundle certain proprietary software technology licenses with post-contract customer support (“PCS”), and implementation services. The Company may also bundle software as a service (“SaaS”) offerings with implementation services. In addition, the Company may also bundle additional consulting services such as Business Process Management (“BPM”) and Revenue Cycle Management (“RCM”) services with proprietary software license agreements and SaaS subscriptions.
Provided that the undelivered elements in arrangements that include multiple elements are fixed and determinable, the Company allocates the total revenue to be earned under the arrangement to the elements based on their relative fair value of vendor specific objective evidence (“VSOE”), third-party evidence or estimated selling price, relative to the hierarchy. The amounts representing the fair value of the undelivered items are deferred until delivered, or recognized pro rata over the service contract.
NOTE C — EQUITY AWARDS
During the three months ended April 30, 2011, the Company granted 535,000 options with a weighted average exercise price of $1.99 per share. During the same period 45,266 options expired with an average exercise price of $1.81 per share and no options were exercised under all plans.
The fair value of each option grant during the quarter ended April 30, 2011 was estimated at the date of the grants using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.50%, a dividend yield of zero percent; and a current weighted average volatility factor of the expected market price of Streamline Health’s Common Stock of 0.528 in 2010. The weighted average expected life of stock options are five years and have a forfeiture rate of zero.
During the three months ended April 30, 2011, the Company granted 25,000 restricted stock shares as executive inducement grants. These executive inducement grants were approved by the board pursuant to Nasdaq Marketplace Rule 5635(c)(4). The terms of the grants are nearly as practicable identical to the terms and conditions of the Company’s 2005 Incentive Compensation Plan.

NOTE D — EARNINGS PER SHARE
The two-class method is used to calculate basic and diluted earnings (loss) per share (“EPS”) as unvested restricted stock awards are considered participating securities because they entitle holders to non-forfeitable rights to dividends or dividend equivalents during the vesting term. Under the two-class method, basic earnings (loss) per common share is computed by dividing the net earnings (loss) allocated to common stock holders by the weighted average number of common shares outstanding. In determining the amount of net earnings (loss) to allocate to common holders, earnings are allocated to both common shares and participating securities based on their respective weighted-average shares outstanding for the period. Diluted net earnings (loss) per common share reflects the potential dilution that could occur if stock options, stock purchase plan commitments, and restricted stock were exercised into common stock, under certain circumstances, that then would share in the earnings of Streamline Health. The dilutive effect is calculated using the treasury stock method. A reconciliation of basic and diluted weighted average shares for basic and diluted EPS, as well as anti-dilutive securities is as follows:

	Three Months Ended,
	April 30, 2011	April 30, 2010
Numerator for Basic and Diluted Loss per Share:
Net loss	(280,771)	(1,176,385)

Denominator for basic loss per share weighted average shares	9,649,508	9,413,367
Effect of dilutive securities (1)
Stock options	—	—
Restricted stock	—	—

Denominator for basic loss per share, with assumed conversions	9,649,508	9,413,367

Basic net loss per common share	(0.03)	(0.13)

Diluted net loss per common share	(0.03)	(0.13)

Anti-dilutive securities:
Stock options, out-of-the-money	1,211,116	699,000

(1)	Excluded common stock equivalents (stock options and restricted stock), as the inclusion thereof would be antidilutive.
NOTE E — CONTRACTUAL OBLIGATIONS
The following table details the remaining obligations, by fiscal year, as of the end of the quarter:

	Line of Credit	Operating Leases	Capital Lease	Fiscal Year Totals
2011	$1,502,000	$280,000	$132,000	$1,914,000
2012	—	334,000	—	334,000
2013	—	320,000	—	320,000
2014	—	329,000	—	329,000
2015	—	164,000	—	164,000
Thereafter	—	—	—	—

Total	$1,502,000	$1,427,000	$132,000	$3,061,000

NOTE F — DEBT
On April 13, 2011, the Company’s wholly owned subsidiary, Streamline Health, Inc., entered into a second amended and restated revolving note with Fifth Third Bank, Cincinnati, OH. The terms of the loan remain the same as set forth in the revolving note entered into on July 31, 2008, as amended on January 6, 2009, and October 21, 2009, except as follows: (i) the maximum principal amount that can be borrowed was increased to $3,000,000 from the prior maximum amount of $2,750,000, subject to the borrowing base limitation; and (ii) the maturity date of the loan has been extended to October 1, 2013 from October 1, 2011. The interest rate on the outstanding principal balance of the loan accrues at an annual floating rate of interest equal to the Adjusted Libor Rate (as defined in the revolving note) plus 3.25%, payable monthly. The interest rate on the note was 3.5% at April 30, 2011. In accordance with the revised maturity date, the outstanding balance on the note is classified as a long-term obligation at April 30, 2011.
In connection with entering into the second amended and restated revolving note in April 2011, the Company also entered into an amendment to the amended and restated continuing guaranty agreement. The terms of the continuing guarantee agreement remain the same as set forth in the guaranty agreement entered into on July 31, 2008, as amended on January 6, 2009 and on October 21, 2009, except that: (i) the minimum fixed charge coverage ratio covenant has been revised, whereas the Company shall maintain a minimum trailing twelve months fixed charge coverage ratio of 1.25, measured each fiscal quarter; (ii) the funded indebtedness to EBITDA covenant has been revised, whereas the Company shall report a funded indebtedness to EBITDA ratio no greater than 2.0, measured each fiscal quarter and; (iii) and a covenant has been added whereas the Company’s EBITDA shall cover its capitalized software development costs each fiscal quarter. The covenant becomes effective on October 31, 2011 and is calculated based on the trailing nine months. As of January 31, 2012 and thereafter, the calculation will be based on the trailing twelve months.
The note also continues to be secured by a first lien on all of the assets of the Company pursuant to security agreements entered into by the Company.
The Company was in compliance with all of the covenants at April 30, 2011. The Company pays a commitment fee on the unused portion of the facility of .06%. The Company had outstanding borrowings of $1,500,000 and $1,200,000 under this revolving loan as of April 30, 2011 and 2010, respectively.
NOTE G — COMMITTMENTS AND CONTINGENCIES
Streamline Health has entered into employment agreements with its officers and certain employees that generally provide annual salary, a minimum bonus, discretionary bonus, stock incentive provisions, and severance arrangements. In accordance with severance agreements in effect at April 30, 2011, the Company accrued $115,000, which will be paid in the second quarter of fiscal 2011.
As a result of a reduction in force implemented by management subsequent to the close of the quarter ended April 30, 2011, the Company accrued an additional $100,000 in the second quarter of fiscal 2011, in accordance with existing severance agreements.

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

General
Streamline Health Solutions, Inc. (“Streamline Health®” or the “Company”) is a leading developer of workflow and document management technology solutions that drive process efficiencies and cost reductions for leading healthcare facilities throughout North America. Since our inception in 1989, Streamline Health’s technology solutions have seamlessly interfaced with our customers’ existing enterprise or departmental electronic medical record systems. The Company’s solutions efficiently integrate paper-based and unstructured data with electronic data in the areas of Health Information Management, Patient Financial Services, Human Resources, and Supply Chain Management to provide real-time comprehensive patient profiles and generate substantial operational savings. Streamline Health’s workflow and document management solutions assist hospitals in meeting the requirements of “meaningful use” to become eligible for significant incentive payments as outlined in the HITECH act (a provision of American Recovery and Reinvestment Act of 2009), and they are an integral part of an enterprise-wide Electronic Health Record (EHR). The Company sells its products and services in North America to remarketers, hospitals, clinical and ambulatory services through its direct sales force, and its reseller partnerships.
Streamline Health’s core technology is a secure document management repository called accessANYwareTM that collects, indexes, and intelligently routes unstructured, document-based medical and financial data throughout the enterprise. The accessANYware family of solutions work complementary to, and can be seamlessly integrated with existing transaction-centric clinical, financial and management information systems. The Company’s fifth-generation accessANYware architecture includes the consolidation of technology platforms onto the Microsoft.NET platform, and also the internationalization of the software to reach international markets.
The Company’s core technology is supplemented by departmental workflow-based solutions and services which offer solutions to specific healthcare business processes within Health Information Management (HIM) and the revenue cycle. Additionally, the Company offers a full complement of high quality consulting and implementation services to complement and enhance its software applications.
The Company’s software solutions are delivered either by purchased perpetual license which is installed locally in the customer’s data center; or by subscription and accessed by software as a service through a secure internet connection (also known as “SaaS”, and previously referred to as “application hosting services” in the Annual Report on Form 10-K; The Company believes SaaS is a more accurate label for this type of subscription services). A SaaS subscription provides Streamline Health’s complete suite of document management and workflow products, which also enables improved security, and accessibility to patient records at significant cost savings; with minimal up-front capital investment, maintenance, and support costs. In addition, the healthcare provider need not have knowledge of, expertise in, or control over the technology infrastructure in the data center that supports them. SaaS systems allow customers to realize the benefits of our systems with an accelerated return on investment, and less economic risk.
The Company operates primarily in one segment as a provider of health information technology solutions. The financial information required by Item 101(b) of Regulation S-K is contained in Item 6 Selected Financial Information of the Company’s January 31, 2011 Form 10-K.

Signed Agreements — Backlog
At April 30, 2011 Streamline Health has master agreements and purchase orders from customers and remarketing partners for systems and related services (excluding support and maintenance, and transaction-based SaaS subscription revenues), which have not been delivered or installed which, if fully performed, would generate future revenues of approximately $4,947,000 compared with $4,240,000 at April 30, 2010. The related systems and services are expected to be delivered over the next two to three years. The increase in the backlog is the result of several contracts for new or add-on proprietary software licenses, professional services, or third-party hardware and software entered into during fiscal 2010, net of the revenues recognized from backlog since April 30, 2010. At April 30, 2011, Streamline Health had maintenance agreements purchase orders, from customers and remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $6,199,000 compared with $5,078,000 at April 30, 2010, through their respective renewal dates in fiscal year 2012 and 2011. This increase is primarily the result of new or renewed maintenance contracts that have entered their service period, and therefore, added to backlog, and net of recognized maintenance revenues since April 30, 2010. At April 30, 2011, Streamline Health has entered into SaaS agreements, which are expected to generate revenues in excess of $6,550,000 through their respective renewal dates in fiscal years 2011 through 2014. The software as a service backlog decreased from $9,310,000 at April 30, 2010, due to the decreased volume of new SaaS business and renewals, and recognized revenues from contracts signed in prior years.
Below is a summary of the backlog at April 30, 2011, January 31, 2011 and April 30, 2010:

	April 30, 2011	January 31, 2011	April 30, 2010
Streamline Health Software Licenses	$82,000	$121,000	$188,000
Custom Software	29,000	42,000	107,000
Hardware and Third Party Software	107,000	66,000	145,000
Professional Services	4,729,000	4,629,000	3,800,000
Software as a service	6,550,000	7,362,000	9,310,000
Recurring Maintenance	6,199,000	5,384,000	5,078,000

Total	$17,696,000	$17,604,000	$18,628,000

Streamline Health believes its future revenues will come from direct sales and remarketing agreements with other health information systems vendors similar to the Telus Health agreement that was entered into in December 2007. Streamline Health continues to actively pursue remarketing agreements with other companies.
The commencement of revenue recognition varies depending on the size and complexity of the system; the implementation schedule requested by the customer and usage by customers of the Company’s SaaS services. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period. Streamline Health’s master agreements generally provide that the customer may terminate its agreement upon a material breach by Streamline Health, or may delay certain aspects of the installation. There can be no assurance that a customer will not cancel all or any portion of a master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of Streamline Health to procure additional agreements, could have a material adverse effect on Streamline Health’s business, financial condition, and results of operations.

Quarterly Operating Results
The Company recognized revenues in the first quarter of fiscal 2011 of $4.1 million, compared to $3.5 million of revenue recognized in the comparable prior quarter; an increase of $596,000, or 17%. The revenues recognized are derived primarily from recurring revenues recognized from SaaS subscriptions and recurring maintenance contracts. The Company incurred an operating loss of $254,000 in the first quarter of fiscal 2011, compared to an operating loss of $1.2 million in the first quarter of fiscal 2010. Operating expenses were $4.4 million, compared to $4.7 million in the comparable prior quarter; a decrease of $351,000 or 7% over the prior comparable quarter.
The Company’s revenues from proprietary systems sales have varied, and may continue to vary, significantly from quarter-to-quarter because of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter-to-quarter because of the timing of the implementation services, project management, and timing of the recognition of revenues under generally accepted accounting principles. Conversely, revenues from SaaS subscription sales, and maintenance services do not fluctuate significantly from quarter-to-quarter, but have been increasing, on an annual basis, as the number of customers increase. Substantial portions of the operating expenses are fixed; therefore operating profits are expected to vary depending on the factors that drive fluctuations in revenues and the mix of proprietary system sales versus SaaS subscriptions sold.
Quarterly Statement of Operations(1)

	Three Months Ended,
	April 30, 2011	April 30, 2010

Systems sales	3.2%	4.2%
Services, maintenance and support	74.5	71.8
Software as a service	22.3	24.0

Total revenues	100.0	100.0
Cost of sales	55.8	72.7
Selling, general and administrative	40.2	47.9
Product research and development	10.1	13.3

Total operating expenses	106.1	133.9

Operating profit (loss)	(6.1)	(33.9)
Other income (expense), net	(0.6)	0.8
Income tax net benefit	—	—

Net earnings(loss)	(6.7)%	(33.1)%

Cost of systems sales	412.9%	490.5%

Cost of services, maintenance and support	43.3%	54.3%

Cost of software as a service	47.2%	53.8%

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

Revenues
Revenues consisted of the following (in thousands):

	Three Months Ended,
	April 30, 2011	April 30, 2010	Change	% Change
Proprietary software (1)	$39	$28	$11	39%
Hardware & third party software (1)	92	122	(30)	(25%)
Professional services (2)	1,007	659	348	53%
Maintenance & support (2)	2,077	1,885	192	10%
Software as a service	925	850	75	9%

Total Revenues	$4,140	$3,544	$596	17%

(1)	Proprietary software and hardware are the components of the system sales line item

(2)	Professional services and maintenance & support are the components of the service, maintenance and support line item. BPM consulting services are included in professional services.
Revenues for the three months ended April 30, 2011, were $4,140,000 compared with $3,544,000 in the comparable quarter of fiscal 2010. The quarter-over-quarter increase was a result of an increase in professional services and increases in recurring revenues from software maintenance and software as a service subscription revenue. The increase in professional services is primarily the result of increased revenue earned from implementations of systems and other professional services sold in prior quarters. The increase in software as a service subscription revenue is due to one SaaS customer contract sold in fiscal 2010 that reached go-live status and was able to begin ratable revenue recognition, as well as the continued recognition of subscription revenues from backlog. Additionally, the increase in recurring maintenance and support is due to revenues recognized for maintenance periods commencing on software sold since the close of the first quarter 2010.
Cost of Sales
Cost of sales consisted of the following (in thousands):

	Three Months Ended,
	April 30, 2011	April 30, 2010	Change	% Change
Cost of system sales	$541	$738	$(197)	(27%)
Cost of services, maintenance and support	1,334	1,382	(48)	(3%)
Cost of software as a service	436	457	(21)	(5%)

Total cost of sales	$2,311	$2,577	$(266)	(10%)

Cost of systems sales includes amortization of capitalized software expenditures, royalties, and the cost of third-party hardware and software. The decrease in the cost of systems sales is primarily the result of a $121,000 decrease in amortization due to products released in fiscal years 2006 and 2007 becoming fully amortized subsequent to the end of the first quarter of fiscal 2010.
Cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. The decrease is primarily due to reductions in staffing for implementation services and BPM consulting, reductions in the cost of third-party maintenance contracts over the prior year comparable quarter. These reductions were partially offset by increased equity awards expense.

The cost of software as a service operations is relatively fixed, but subject to annual increases for the goods and services it requires. The decrease is primarily attributable to several annual third party license and maintenance agreements that were re-negotiated, resulting in cost savings in the current quarter; net of additional depreciation on new infrastructure.
Selling, General and Administrative Expense
Selling, general and administrative expenses consisted of the following (in thousands):

	Three Months Ended,
	April 30, 2011	April 30, 2010	Change	% Change
Selling, general, and administrative	$1,665	$1,698	$(33)	(2%)

Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. This decrease over the respective comparable prior period is due to reductions in salaries, sales commissions, and professional fees over the prior comparable quarter, as well as policies implemented to reduce travel and living expenses. These decreases in expense were primarily offset by an increased stock-based compensation expenses, bad debt expense, bonus expense, and severance costs.
Product Research and Development Expense
Product research and development expenses consisted of the following (in thousands):

	Three Months Ended,
	April 30, 2011	April 30, 2010	Change	% Change
Research and development expense	$418	$470	$(52)	(11%)
Capitalized research and development cost	785	696	89	13%

Total R&D Cost	$1,203	$1,166	$37	3%

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Research and development expenses decreased to $418,000 from $470,000 from the prior comparable quarter, primarily due to a increase in costs eligible for capitalization. The Company capitalized $785,000 and $696,000 resulting in total research and development expenditures of $1,203,000 and $1,166,000 in the first quarter of fiscal 2011 and 2010, respectively when considering both capitalized software development costs and non-capitalizable research and development expense for an increase of $37,000.

Operating Loss
The Company incurred an operating loss of $254,000 in the first quarter of fiscal 2011, compared to an operating loss of $1,201,000 in the first quarter of fiscal 2010. Increased revenues from professional service fees, and continued increases in recurring revenues were aided by a reduction in operating expenses as part of cost of sales, selling, administrative, and research and development expenses.
Other Income (Expense)
Interest expense in first quarter of fiscal 2011 was $20,000 compared to $22,000 in the comparable prior quarter. Interest expense from the working capital facility was $13,000 in the first quarter of fiscal 2011 compared with $11,000 in the comparable prior quarter, primarily due to a larger average balance outstanding than in the prior comparable quarter. Interest expense from the capital lease decreased by $5,000 over the prior comparable quarter primarily due to a lower principal balance when compared to the prior year. The Company had foreign currency exchange gains of $22,000 and a loss on the disposal of a fixed asset of $27,000.
Provision for Income Taxes
The tax provision in the first quarter of fiscal 2011 and 2010 is comprised of primarily state and local provisions.
Net Loss
The Company incurred a net loss of $281,000 in fiscal 2011, compared to net loss of $1,176,000 in fiscal 2010.
Operational Metrics and Use of Non-GAAP Financial Measures
Streamline Health’s primary metrics used to assess the performance of the business include gross margin, cash flow from operations, non-GAAP Adjusted EBITDA (Non-GAAP measure meaning, “Earnings before interest, Tax, Depreciation, Amortization, and Stock-based compensation expense”; for explanation and reconciliation of all non-GAAP financial measures, see “Use of Non-GAAP Financial Measures”), non-GAAP Adjusted EBITDA less capitalized software development costs, and non-GAAP Adjusted EBITDA margin. Management uses these measures as i) one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and, ii) as a performance evaluation metric in determining achievement of certain executive and employee incentive compensation programs.

Additionally, the Company’s lenders use Adjusted EBITDA, to assess operating performance. The Company’s working capital credit agreement requires compliance with financial covenants certain of which are based on an Adjusted EBITDA measurement that is the same as the Adjusted EBITDA measurement reviewed by Company management. The current metrics are outlined in the table below:

	Three Months Ended,
	April 30,	April 30,
	2011	2010	Change	% Change
Gross margin	$1,829,000	$967,000	862,000	89%
Gross margin %	44%	27%	17%
Cash flow (used in) provided by operations	$(228,000)	$2,000	(230,000)	(115%)
Adjusted EBITDA	$630,000	$(225,000)	855,000	380%
Adjusted EBITDA, less capitalized software development costs	$(155,000)	$(921,000)	766,000	494%
Adjusted EBITDA margin	15%	(6%)	21%
Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of Company results as reported under GAAP. The Company compensates for such limitations by relying primarily on our GAAP results and using non-GAAP financial measures only as supplemental data. A reconciliation of non-GAAP to GAAP measures used is provided below, and investors are encouraged to carefully review this reconciliation. In addition, because these non-GAAP measures are not measures of financial performance under GAAP and are susceptible to varying calculations, these measures, as defined by the Company, may differ from and may not be comparable to similarly titled measures used by other companies. The following is a summary of non-GAAP measurements used by the Company:
EBITDA, Adjusted EBITDA, Adjusted EBITDA Less Capitalized Software Development Costs, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share
The Company defines: (i) EBITDA, as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA, as net income (loss) before net interest expense, income tax expense (benefit), depreciation, amortization, and stock-based compensation expense; (iii) Adjusted EBITDA Less Capitalized Software Development Costs, includes the effect of cash spent on research and development that was capitalized; (iv) Adjusted EBITDA Margin, as Adjusted EBITDA as a percentage of net revenue; and (v) Adjusted EBITDA per diluted share as adjusted EBITDA divided by adjusted diluted shares outstanding. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the Board and may be useful to investors in comparing the Company’s operating performance consistently over time as they remove the impact of our capital structure (primarily interest charges), asset base (primarily depreciation and amortization) and items outside the control of the management team (taxes). Adjusted EBITDA removes the impact of share-based compensation expense, which is another non-cash item outside of management control. Adjusted EBITDA per diluted share will include incremental shares in the share count that would be considered anti-dilutive in a GAAP net loss position.
EBITDA and its variants used by management are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities; therefore the Company suggests that readers of the quarterly reports refer to the Company’s Annual Report on Form 10-K for the year ended January 31, 2011 in the section “Use of Non-GAAP Financial Measures” for complete detail of the limitations of non-GAAP financial measures presented in this quarterly report.

The following table sets forth a reconciliation of EBITDA and its variants used by management, as described to assess the Company’s on-going operating performance (amounts in thousands, except per share data):

	Three Months Ended,
	April 30, 2011	April 30, 2010
Adjusted EBITDA Reconciliation
Net earnings (loss)	$(281)	$(1,176)
Interest expense	20	22
Tax expenses	2	5
Depreciation and other amortization	198	222
Amortization of capitalized software development costs	494	615

EBITDA	433	(312)

Stock-based compensation expense	197	87

Adjusted EBITDA	$630	$(225)

Capitalized software development costs	785	696
Adjusted EBITDA, less capitalized software development costs	(155)	(921)

Adjusted EBITDA Margin (1)	15%	(6%)

Adjusted EBITDA per diluted share
Earnings (loss) per share — diluted	$(0.03)	$(0.13)
Interest expense (2)	0.00	0.00
Tax expenses (2)	0.00	0.00
Depreciation and other amortization (2)	0.02	0.02
Amortization of capitalized software development costs (2)	0.05	0.07
Stock-based compensation expense (2)	0.02	0.01

Adjusted EBITDA per adjusted diluted share	$0.06	$(0.03)

Diluted weighted average shares	9,649,508	9,413,367
Includable incremental shares — adjusted EBITDA (3)	8,108	—

Adjusted diluted shares	$9,657,616	$9,413,367

(1)	Adjusted EBITDA as a percentage of GAAP revenues

(2)	Per adjusted diluted weighted average shares

(3)
The number of incremental shares that would be dilutive under profit assumption, only applicable under a GAAP net loss. If GAAP profit is earned in the current period, no additional incremental shares are assumed. If negative adjusted EBITDA is incurred, no additional incremental shares are assumed for adjusted diluted shares.

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
Streamline Health has no significant obligations for capital resources, other than the $1,500,000 borrowed under its bank line of credit at April 30, 2011, the non-cancelable operating leases of approximately $1,427,000 payable over the next four years, and $132,000 for capital leases. Capital expenditures for property and equipment for fiscal 2011 are not expected to exceed $1,500,000.
Net cash used in operations in the first quarter of fiscal 2011 was $228,000, an increase of approximately $230,000 from the prior comparable quarter. The increase was primarily due to a $244,000 decrease in accrued compensation expenses, which included payment on executive severance agreements, executive inducement incentives, fiscal 2010 annual bonus and commission payments; and was offset primarily by fiscal 2011 annual bonuses accrued, and severance agreements accrued during the first quarter; the $864,000 decrease in deferred revenues which reflects the revenue recognition of prepaid maintenance contracts during fiscal 2011, net of any additional payments received in 2011; as well as a $316,000 decrease in accrued other expenses, primarily payment of professional fee accruals and other expenses.
Net cash used in investing activities in the first quarter of fiscal 2011 was $942,000, an increase of $59,000 from the prior comparable quarter. This increase was primarily due to the increase in capitalized software development costs, which is the result of certain projects reaching technological feasibility for which development cost began being capitalized relating to the development of the Company’s core solutions and the expanded work flow module development.
The net cash provided by financing activities in the first quarter of fiscal 2011 was $249,000, a decrease of $634,000 which is primarily the net change on the line of credit of $500,000, as well as a decrease in proceeds received for exercise of stock options, and payments on the capital lease obligation.
At April 30, 2011, Streamline Health had cash on hand of $482,000, and total eligible borrowings on the line of credit of approximately $2,029,000, or $529,000 in excess availability under the line of credit. Streamline Health believes that its present cash position, combined with cash generation currently anticipated from operations, the availability of the revolving credit facility, and possible access to new funding sources will be sufficient to meet anticipated cash requirements for the next twelve months. However, continued expansion of the Company will require additional resources. The Company may need to incur debt, obtain an additional infusion of capital, or a combination of both, depending on the extent of the expansion of the Company and future revenues and expenses. However, there can be no assurance Streamline Health will be able to do so. The Company is evaluating financing options available to the Company.

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
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Annual Report on Form 10-K for the fiscal year ended January 31, 2011. The Company’s exposures to market risk have not changed materially since January 31, 2011.

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
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Streamline Health’s senior management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Streamline Health’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, Streamline Health’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that there is reasonable assurance that Streamline Health’s disclosure controls and procedures were effective as of the end of the period covered by this report.
There were no material changes in the Company’s internal controls over financial reporting during the three months ended April 30, 2011 that have affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A, Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 31, 2011. The risk factors in the Annual Report have not materially changed since January 31, 2011, but are not the only risks facing the Company. In addition, risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company, its financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As previously reported in the Company’s Form 8-Ks filed with the Commission on March 14, 2011 and April 28, 2011, in the first fiscal quarter of 2011, the Company granted 200,000 stock options to Mr. Rick Leach and 100,000 stock options to Mr. Stephen Murdock, the Company’s Chief Marketing Officer and Chief Financial Officer, respectively, at an exercise price of $2.00 per share. The Company also granted each of Messrs. Leach and Murdock the right to purchase 10,000 shares of newly issued shares of common stock for $100 (i.e. their par value).
The Company also granted 200,000 stock options to an employee at an exercise price of $2.00 per share; and also 15,000 stock options to a non-employee consultant at an exercise price of $1.82 per share. The Company also granted an employee the right to purchase 5,000 shares of newly issued shares of common stock for $50 (i.e. their par value).
These option and share awards were inducement grants pursuant to Nasdaq Marketplace Rule 5365(c)(4) in connection with the commencement of employment with the Company, and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as securities not issued in a public offering.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
The Company was not in default of its existing credit facility at April 30, 2011.

Item 6.	EXHIBITS
(a) Exhibits

3.1	(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. (*)

3.1	(b)	Certificate of Incorporation of Streamline Health Solutions, Inc., amendment No. 1 (*)

3.2		Bylaws of Streamline Health Solutions, Inc. (*)

10.1		Employment Agreement dated January 31, 2011 between Streamline Health Solutions, Inc. and Robert E. Watson (*)

10.2		Employment agreement among Streamline Health Solutions Inc., Streamline Health, Inc. and Rick Leach effective March 8, 2011 (*)

10.3		Employment agreement among Streamline Health Solutions Inc., Streamline Health, Inc. and Stephen H. Murdock effective April 22, 2011 (*)

10.4		Second Amended and Restated Revolving Note, effective April 13, 2011, between Streamline Health, Inc. and Fifth Third Bank (*)

10.5		Amendment No. 1 to the Amended and Restated Continuing Guaranty Agreement, effective April 13, 2011, between Streamline Health Solutions, Inc. and the Fifth Third Bank (*)

11		Computation of earnings (loss) per common share**

31.1		Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended**

31.2		Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended**

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

(*)	Incorporated herein by reference from, the Registrant’s SEC filings.

(See INDEX TO EXHIBITS)

(**)	Included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: June 8, 2011	By:	/s/ Robert E. Watson
Robert E. Watson
Chief Executive Officer

DATE: June 8, 2011	By:	/s/ Stephen H. Murdock
Stephen H. Murdock
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit

3.1	(a)
Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. (Previously filed with the Commission and incorporated herein by reference from, the Registrant’s (LanVision System, Inc.) Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)
*

3.1	(b)
Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., amendment No. 1. (Previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on September 8, 2006.)
*

3.2
Bylaws of Streamline Health Solutions, Inc. as amended and restated on July 22, 2010, and previously filed with the Commission and incorporated herein by reference from the Registrant’s Form 10-Q, as filed with the Commission on September 9, 2010.
*

10.1	#
Employment Agreement dated January 31, 2011 between Streamline Health Solutions, Inc. and Robert E. Watson, (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.2 of the Registrant’s Form 8-K, as filed with the Commission on February 3, 2011.)
*

10.2	#
Employment agreement among Streamline Health Solutions Inc., Streamline Health, Inc. and Rick Leach effective March 8, 2011. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 8-K, as filed with the Commission on March 14, 2011.)
*

10.3	#
Employment agreement among Streamline Health Solutions Inc., Streamline Health, Inc. and Stephen H. Murdock effective April 22, 2011. (Previously filed with the Commission, and incorporated herein by reference from, Exhibit 10.1 of the Registrant’s Form 8-K, as filed with the Commission on April 22, 2011.)
*

10.4
Second Amended and Restated Revolving Note, effective April 13, 2011, between Streamline Health, Inc. and Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference to exhibit 10.1 of the Registrant’s Form 8-K, as filed with the Commission on April 18, 2011.)
*

Exhibit No.	Description of Exhibit

10.5
Amendment No. 1 to the Amended and Restated Continuing Guaranty Agreement, effective April 13, 2011, between Streamline Health Solutions, Inc. and the Fifth Third Bank. (Previously filed with the Commission, and incorporated herein by reference to exhibit 10.2 of the Registrant’s Form 8-K, as filed with the Commission on April 18, 2011.)
*

11.1	Statement Regarding Computation of Per Share Earnings	**

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

32.1	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

*	Included herein as indicated

**	Included herin

#	Management Contracts and Compensatory Arrangements.