Form 10-Q
period 2011-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2011-09-13
CIK 1008586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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
Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of September 13, 2011: 10,053,979.

Page

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets at July 31, 2011 and January 31, 2011	3

Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 Quantitative and Qualitative Disclosure About Market Risk	23

Item 4. Controls and Procedures	23

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A Risk Factors	24

Item 3. Defaults upon Senior Securities	25

Item 6. Exhibits	25

Signatures	26

EX-11.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets

	(Unaudited)	(Audited)
	July 31, 2011	January 31, 2011

Current assets:
Cash and cash equivalents	$577,885	$1,403,949
Accounts receivable, net of allowance for doubtful accounts of $140,000 and $100,000, respectively	2,151,458	2,620,756
Contract receivables	535,941	680,096
Prepaid hardware and third party software for future delivery	40,963	72,259
Prepaid customer maintenance contracts	925,667	794,299
Other prepaid assets	217,187	200,056
Deferred income taxes	167,000	167,000

Total current assets	4,616,101	5,938,415

Property and equipment:
Computer equipment	2,815,087	2,708,819
Computer software	2,037,063	1,947,135
Office furniture, fixtures and equipment	747,867	747,867
Leasehold improvements	639,864	639,864

	6,239,881	6,043,685
Accumulated depreciation and amortization	(4,895,412)	(4,517,860)

	1,344,469	1,525,825

Other assets:
Contract receivables, less current portion	274,647	241,742
Capitalized software development costs, net of accumulated amortization of $13,833,284 and $12,832,347, respectively	7,965,127	7,575,064
Other, including deferred income taxes of $711,000, respectively	738,475	734,376

Total other assets	8,978,249	8,551,182

	$14,938,819	$16,015,422

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Liabilities and Stockholders’ Equity

	(Unaudited)	(Audited)
	July 31, 2011	January 31, 2011

Current liabilities:
Accounts payable	$752,454	$565,252
Accrued compensation	575,603	1,163,843
Accrued other expenses	285,215	480,422
Capital lease obligation	132,299	183,637
Deferred revenues	5,093,616	5,766,795

Total current liabilities	6,839,187	8,159,949

Long-term liabilities:
Line of credit	1,250,000	1,200,000
Lease incentive liability, less current portion	54,464	61,034

Total liabilities	8,143,651	9,420,983

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 10,053,979 and 9,856,517 shares issued and outstanding, respectively	100,539	98,565
Additional paid in capital	37,461,711	36,975,242
Accumulated deficit	(30,767,082)	(30,479,368)

Total stockholders’ equity	6,795,168	6,594,439

	$14,938,819	$16,015,422

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended July 31,
(Unaudited)

	Three Months		Six Months
	2011	2010	2011	2010
Revenues:
Systems sales	$163,200	$960,880	$294,202	$1,111,318
Services, maintenance and support	3,069,869	2,830,935	6,153,830	5,374,510
Software as a service	912,864	884,662	1,837,923	1,734,665

Total revenues	4,145,933	4,676,477	8,285,955	8,220,493

Operating expenses:
Cost of systems sales	627,550	780,506	1,168,502	1,518,395
Cost of services, maintenance and support	1,155,667	1,378,778	2,489,538	2,760,988
Cost of software as a service	417,868	472,098	854,291	929,126
Selling, general and administrative	1,582,532	1,505,863	3,247,193	3,203,440
Product research and development	342,157	567,147	759,931	1,037,318

Total operating expenses	4,125,774	4,704,392	8,519,455	9,449,267

Operating income (loss)	20,159	(27,915)	(233,500)	(1,228,774)
Other income (expense):
Interest expense	(21,791)	(34,001)	(41,633)	(56,336)
Miscellaneous income (expenses)	(311)	(9,023)	(5,266)	42,786

Loss before income taxes	(1,943)	(70,939)	(280,399)	(1,242,324)
Income tax (expense)	(5,000)	(5,000)	(7,315)	(10,000)

Net loss	$(6,943)	$(75,939)	$(287,714)	$(1,252,324)

Basic and diluted net earnings (loss) per common share	$(0.00)	$(0.01)	$(0.03)	$(0.13)

Number of shares used in basic and diluted per common share computation	9,817,370	9,506,904	9,847,348	9,460,911

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 31,
(Unaudited)

	2011	2010
Operating activities:
Net loss	$(287,714)	$(1,252,324)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,391,822	1,708,706
Loss on disposal of fixed asset	26,667	—
Stock-based compensation expense	395,732	243,104
Provision for accounts receivable	40,000	50,000
Change in assets and liabilities:
Accounts, contract and installment receivables	540,548	(133,787)
Other assets	(121,302)	(114,459)
Accounts payable	187,202	200,007
Accrued expenses	(790,017)	(388,100)
Deferred revenues	(673,179)	(328,530)

Net cash provided by (used in) operating activities	709,759	(15,383)

Investing activities:
Purchases of property and equipment	(236,196)	(302,292)
Capitalization of software development costs	(1,391,000)	(1,274,000)
Other	—	2,974

Net cash used in investing activities	(1,627,196)	(1,573,318)

Financing activities:
Net change under revolving credit facility	50,000	1,100,000
Proceeds from exercise of stock options and stock purchase plan	92,711	127,391
Payments on capital lease obligation	(51,338)	(83,289)

Net cash provided by financing activities	91,373	1,144,102

Decrease in cash and cash equivalents	(826,064)	(444,599)
Cash and cash equivalents at beginning of period	1,403,949	1,025,173

Cash and cash equivalents at end of period	$577,885	$580,574

Supplemental cash flow disclosures:
Interest paid	$29,621	$30,664

Income taxes paid	$16,957	$16,534

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“Streamline Health® or the Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent Streamline Health Solutions, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three and six months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2012.
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
Recently Adopted Accounting Pronouncements
ASU 2009-13. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2009-13 —Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 requires a vendor to allocate revenue to each unit of accounting in many arrangements involving multiple deliverables based on the relative selling price of each deliverable. It also changes the level of evidence of stand-alone selling price required to separate deliverables by allowing a vendor to make its best estimate of the stand-alone selling price of deliverables when more objective evidence of selling price is not available.
The Company adopted ASU 2009-13 for all new and materially modified arrangements on a prospective basis beginning February 1, 2011. Upon review of the primary accounting literature, if the Company is unable to establish selling price using VSOE (vendor specific objective evidence) or third-party evidence, the Company will establish an estimated selling price. The estimated selling price is the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company establishes a best estimate of selling price by considering internal factors relevant to pricing practices such as costs and margin objectives, stand-alone sales prices of similar services and percentage of the fee charged for a primary service relative to a particular piece of licensed software. Additional consideration is also given to market conditions such as competitor pricing strategies and market trends. The Company regularly reviews VSOE for professional services in addition to estimated selling price.

The Company has not experienced a change in units of accounting nor was there a change in allocation of fair value to the various units of accounting. Historically, the Company has been able to obtain VSOE or third-party evidence for significant service deliverables. No material changes in assumptions, inputs or methodology used in determining VSOE or third-party evidence have been made. The pattern of revenue recognition is expected to remain consistent with prior periods and the Company does not expect a material change in the timing of revenue recognition from previous generally accepted accounting principles as applied in the prior period.
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
NOTE C — EQUITY AWARDS
During the six months ended July 31, 2011, the Company granted 858,000 options with a weighted average exercise price of $1.94 per share. During the same period 115,916 options expired with an average exercise price of $1.84 per share and 32,598 options were exercised under all plans.
The fair value of each option grant during the six months ended July 31, 2011 was estimated at the date of the grants using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the three	For the six
	months ended,	months ended,
	April 30, 2011	July 31, 2011
Risk-free interest rate	2.50%	2.17%
Dividend yield	—	—
Current weighted-average volatility factor of the expected market price of Common Stock	0.53	0.65
Weighted-average expected life of stock options	5 years	5 years
Forfeiture rate	0%	0%

During the six months ended July 31, 2011, the Company granted 110,412 restricted stock shares with a weighted average fair value of $1.68 per share. These shares are subject to the 2005 Incentive Compensation Plan as amended, and are granted to certain independent members of the Board of Directors. The shares have an approximate one-year restriction period. During the same period 223,090 restricted shares had their restriction period lapse; these shares had a weighted average fair value of $1.92 per share.
During the six months ended July 31, 2011, the Company granted 25,000 restricted stock shares as executive inducement grants with a weighted average fair value of $1.91 per share. The restrictions lapsed immediately upon the grant of the shares, and the Company recognized $48,000 of compensation expense for the six months ended July 31, 2011 relating to these inducement grants. These executive inducement grants were approved by the board pursuant to Nasdaq Marketplace Rule 5635(c)(4). The terms of the grants are nearly as practicable identical to the terms and conditions of the Company’s 2005 Incentive Compensation Plan.
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

	Three Months Ended,
	July 31, 2011	July 31, 2010
Numerator for Basic and Diluted Loss per Share:
Net loss	(6,943)	(75,939)

Denominator for basic loss per share weighted average shares	9,817,370	9,506,904
Effect of dilutive securities (1)
Stock options	—	—
Restricted stock	—	—

Denominator for basic loss per share, with assumed conversions	9,817,370	9,506,904

Basic net loss per common share	(0.00)	(0.01)

Diluted net loss per common share	(0.00)	(0.01)

Anti-dilutive securities:
Stock options, out-of-the-money	1,272,467	847,000

	Six Months Ended,
	July 31, 2011	July 31, 2010
Numerator for Basic and Diluted Loss per Share:
Net loss	(287,714)	(1,252,324)

Denominator for basic loss per share weighted average shares	9,847,348	9,460,911
Effect of dilutive securities (1)
Stock options	—	—
Restricted stock	—	—

Denominator for basic loss per share, with assumed conversions	9,847,348	9,460,911

Basic net loss per common share	(0.03)	(0.13)

Diluted net loss per common share	(0.03)	(0.13)

Anti-dilutive securities:
Stock options, out-of-the-money	1,282,467	847,000

(1)	Excluded common stock equivalents (stock options and restricted stock), as the inclusion thereof would be antidilutive.
NOTE E — CONTRACTUAL OBLIGATIONS
The following table details the remaining obligations including accrued interest, by fiscal year, as of the end of the quarter:

	Line of Credit	Operating Leases	Capital Lease	Fiscal Year Totals
2011	$1,256,000	$224,000	$137,000	$1,617,000
2012	—	389,000	—	389,000
2013	—	329,000	—	329,000
2014	—	335,000	—	335,000
2015	—	164,000	—	164,000
Thereafter	—	—	—	—

Total	$1,256,000	$1,441,000	$137,000	$2,834,000

NOTE F — DEBT
On April 13, 2011, the Company’s wholly owned subsidiary, Streamline Health, Inc., entered into a second amended and restated revolving note with Fifth Third Bank, Cincinnati, OH. The terms of the loan remain the same as set forth in the revolving note entered into on July 31, 2008, as amended on January 6, 2009, and October 21, 2009, except as follows: (i) the maximum principal amount that can be borrowed was increased to $3,000,000 from the prior maximum amount of $2,750,000, subject to the borrowing base limitation; and (ii) the maturity date of the loan has been extended to October 1, 2013 from October 1, 2011. The interest rate on the outstanding principal balance of the loan accrues at an annual floating rate of interest equal to the Adjusted Libor Rate (as defined in the revolving note) plus 3.25%, payable monthly. The interest rate on the note was 3.5% at July 31, 2011. In accordance with the revised maturity date, the outstanding balance on the note is classified as a long-term obligation at July 31, 2011.

In connection with entering into the second amended and restated revolving note in April 2011, the Company also entered into an amendment to the amended and restated continuing guaranty agreement. The terms of the continuing guarantee agreement remain the same as set forth in the guaranty agreement entered into on July 31, 2008, as amended on January 6, 2009 and on October 21, 2009, except that: (i) the minimum fixed charge coverage ratio covenant has been revised, whereas the Company shall maintain a minimum trailing twelve months fixed charge coverage ratio of 1.25, measured each fiscal quarter; (ii) the funded indebtedness to EBITDA covenant has been revised, whereas the Company shall report a funded indebtedness to EBITDA ratio no greater than 2.0, measured each fiscal quarter and; (iii) a covenant has been added whereas the Company’s EBITDA shall cover its capitalized software development costs each fiscal quarter. The covenant becomes effective on October 31, 2011 and is calculated based on the trailing nine months. As of January 31, 2012 and thereafter, the calculation will be based on the trailing twelve months.
The note also continues to be secured by a first lien on all of the assets of the Company pursuant to security agreements entered into by the Company.
The Company was in compliance with all of the covenants at July 31, 2011. The Company pays a commitment fee on the unused portion of the facility of .06%. The Company had outstanding borrowings of $1,250,000 and $1,200,000 under this revolving loan as of July 31, 2011 and January 31, 2011, respectively.
NOTE G — COMMITTMENTS AND CONTINGENCIES
Streamline Health has entered into employment agreements with its officers and certain employees that generally provide annual salary, a minimum bonus, discretionary bonus, and stock incentive provisions.
As a result of a reduction in force implemented by management during the quarter ended July 31, 2011, the Company expensed $100,000 in the second quarter of fiscal 2011, in accordance with severance agreements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information contained herein, this Report on Form 10-Q contains forward-looking statements relating to the Company’s plans, strategies, expectations, intentions, etc. and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are no guarantee of future performance and are subject to certain risks and uncertainties that are difficult to predict and actual results could differ materially from those reflected in the forward-looking statements. These risks and uncertainties include, but are not limited to, the timing of contract negotiations and executions and the related timing of the revenue recognition related thereto, the potential cancellation of existing contracts or clients not completing projects included in the backlog, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell Streamline Health solutions, the ability of Streamline Health to control costs, availability of products obtained from third-party vendors, the healthcare regulatory environment, potential changes in legislation, regulatory and government funding affecting the healthcare industry, healthcare information system budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results and other risk factors that might cause such differences including those discussed herein, and including, effects of critical accounting policies and judgments, changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other similar entities, changes in economic, business and market conditions impacting the healthcare industry, the markets in which the Company operates, and the Company’s ability to maintain compliance with the terms of its credit facilities, but not limited to, discussions in the most recent Form 10-K, Part I, “Item 1 Business”, “Item 1A Risk Factors”, Part II, “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 Financial Statements and Supplemental Data.” In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this and other documents Streamline Health Solutions, Inc. files from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.
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
The Company’s software solutions are delivered either by purchased perpetual license which is installed locally in the customer’s data center; or by subscription and accessed through a secure internet connection (also known as “software as a service” or “SaaS”). A SaaS subscription provides Streamline Health’s complete suite of document management and workflow products, which also enables improved security, and accessibility to patient records at significant cost savings; with minimal up-front capital investment, maintenance, and support costs. In addition, the healthcare provider need not have knowledge of, expertise in, or control over the technology infrastructure in the data center that supports them. SaaS systems allow customers to realize the benefits of our systems with an accelerated return on investment, and less economic risk.
The Company operates primarily in one segment as a provider of health information technology solutions. The financial information required by Item 101(b) of Regulation S-K is contained in Item 6 Selected Financial Information of the Company’s January 31, 2011 Form 10-K.

Signed Agreements — Backlog
At July 31, 2011 Streamline Health has master agreements and purchase orders from customers and remarketing partners for systems and related services (excluding support and maintenance, and transaction-based SaaS subscription revenues), which have not been delivered or installed which, if fully performed, would generate future revenues of approximately $4,805,000 compared with $4,312,000 at July 31, 2010. The related systems and services are expected to be delivered over the next two to three years. The increase in the backlog is the result of several contracts for professional services, or third-party hardware and software entered into subsequent to the prior year comparable quarter end, net of the revenues recognized from backlog since July 31, 2010. At July 31, 2011, Streamline Health had maintenance agreements purchase orders, from customers and remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $6,009,000 compared with $5,788,000 at July 31, 2010, through their respective renewal dates in fiscal year 2012 and 2011. This increase is primarily the result of new or renewed maintenance contracts that have entered their service period, and therefore, added to backlog, net of recognized maintenance revenues since July 31, 2010. At July 31, 2011, Streamline Health has entered into SaaS agreements, which are expected to generate revenues in excess of $7,275,000 through their respective renewal dates in fiscal years 2011 through 2014. The software as a service backlog decreased to $7,275,000 from $8,818,000 at July 31, 2010, due to recognized revenues from backlog on contracts signed in prior years, net of new SaaS business, conversions from license to SaaS, and contract renewals.
Below is a summary of the backlog at July 31, 2011, January 31, 2011 and July 31, 2010:

	July 31, 2011	January 31, 2011	July 31, 2010
Streamline Health Software Licenses	$51,000	$121,000	$174,000
Custom Software	29,000	42,000	62,000
Hardware and Third Party Software	152,000	66,000	95,000
Professional Services	4,573,000	4,629,000	3,981,000
Software as a service	7,275,000	7,362,000	8,818,000
Recurring Maintenance	6,009,000	5,384,000	5,788,000

Total	$18,089,000	$17,604,000	$18,918,000

Streamline Health believes its future revenues will come from its direct sales force, as well as remarketing agreements with third-party health information systems vendors. Streamline Health continues to actively pursue additional remarketing agreements with other companies.
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

Operating Results
The Company recognized revenues in the three and six month periods ending July 31, 2011 of $4,146,000 and $8,286,000, compared to $4,676,000 and $8,220,000; a decrease of $530,000 and an increase of $66,000 respectively. The revenues recognized are derived primarily from recurring revenues recognized from SaaS subscriptions and recurring maintenance contracts. The Company earned an operating profit of $20,000 in the second quarter of fiscal 2011 and incurred an operating loss of $234,000 for the six month period ended July 31, 2011. In the prior year comparable periods the Company incurred operating losses of $28,000 and $1,229,000, respectively. Operating expenses for the three and six month periods ending July 31, 2011 were $4,126,000 and $8,519,000, compared to $4,704,000 and $9,449,000 in the comparable prior periods; a decrease of $578,000 or 12% and $930,000 or 10%, respectively over the prior comparable periods.
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
Statement of Operations(1)

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Systems sales	4%	20%	4%	14%
Services, maintenance and support	74	61	74	65
Application-hosting services	22	19	22	21

Total revenues	100%	100%	100%	100%

Cost of sales	53%	56%	55%	63%
Selling, general and administrative	38	32	39	39
Product research and development	8	12	9	13

Total operating expenses	99%	100%	103%	115%

Operating profit (loss)	1%	(1)%	(3)%	(15)%
Other income (expense), net	(1)%	(1)%	(1)%	—
Income tax net benefit	—	—	—	—

Net earnings(loss)	—	(2)%	(4)%	(15)%

Cost of systems sales	385%	81%	397%	137%

Cost of services, maintenance and support	38%	49%	41%	51%

Cost of application-hosting services	46%	53%	47%	54%

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

Revenues
Revenues consisted of the following (in thousands):

	Three Months Ended,
	July 31, 2011	July 31, 2010	Change	% Change
Proprietary software (1)	$14	$674	$(660)	(98%)
Hardware & third party software (1)	149	287	(138)	(48%)
Professional services (2)	868	929	(61)	(7%)
Maintenance & support (2)	2,202	1,902	300	16%
Software as a service	913	884	29	3%

Total Revenues	$4,146	$4,676	$(530)	(11%)

	Six Months Ended,
	July 31, 2011	July 31, 2010	Change	% Change
Proprietary software (1)	$51	$702	$(651)	(93%)
Hardware & third party software (1)	242	409	(167)	(41%)
Professional services (2)	1,875	1,587	288	18%
Maintenance & support (2)	4,279	3,787	492	13%
Software as a service	1,839	1,735	104	6%

Total Revenues	$8,286	$8,220	$66	1%

(1)	Proprietary software and hardware are the components of the system sales line item

(2)	Professional services and maintenance & support are the components of the service, maintenance and support line item. BPM consulting services are included in professional services.
Revenues for the three and six month periods ended July 31, 2011, were $4,146,000 and $8,286,000 respectively; as compared to $4,676,000 and $8,220,000 respectively in the comparable periods of fiscal 2010. The quarterly decrease was primarily attributable to two large proprietary license sales recognized in the second quarter of fiscal 2010, that had no comparable sales in fiscal 2011; which resulted in a significant decrease in proprietary licensed software sales. The decrease in proprietary software revenues were partially offset by increases in recurring revenues from software maintenance and software as a service subscription revenue. The increase in software as a service subscription revenue on a quarterly and year-to-date basis is due to one SaaS customer contract sold in fiscal 2010 that reached go-live status in the first quarter of fiscal 2011 and was able to begin ratable revenue recognition, as well as the continued recognition of subscription revenues from backlog. Additionally, the increase in recurring maintenance and support is due to revenues recognized for maintenance periods commencing on software sold since the close of the second quarter 2010. The year-to-date increase in professional services is primarily the result of increased revenue earned from implementations of systems and other professional services sold in prior quarters.

Cost of Sales
Cost of sales consisted of the following (in thousands):

	Three Months Ended,
	July 31, 2011	July 31, 2010	Change	% Change
Cost of system sales	$628	$781	$(153)	(20%)
Cost of services, maintenance and support	1,156	1,379	(223)	(16%)
Cost of software as a service	418	472	(54)	(11%)

Total cost of sales	$2,202	$2,632	$(430)	(16%)

	Six Months Ended,
	July 31, 2011	July 31, 2010	Change	% Change
Cost of system sales	$1,169	$1,518	$(349)	(23%)
Cost of services, maintenance and support	2,490	2,761	(271)	(10%)
Cost of software as a service	854	929	(75)	(8%)

Total cost of sales	$4,513	$5,208	$(695)	(13%)

Cost of systems sales includes amortization of capitalized software expenditures, royalties, and the cost of third-party hardware and software. The quarterly and year-to-date decrease in the cost of systems sales is primarily the result of quarterly and year-to-date decreases in capitalized software amortization of $132,000 and $253,000, respectively; primarily due to products released in prior years becoming fully amortized in fiscal 2011. Cost of systems sales was also reduced on a quarterly and year-to-date basis due to a decrease in third-party hardware and software sales over the prior year comparable periods.
Cost of services, maintenance and support includes compensation and benefits for support and professional services personnel and the cost of third party maintenance contracts. The quarterly and year-to-date decrease is primarily due to reduced salary and benefits expenses during fiscal 2011, primarily through the reduction in force in the second quarter; and reductions in the cost of third-party provider maintenance contracts over the prior year comparable quarter. These reductions were partially offset by increased expense due to the increased use of third-party outside contractors.
The cost of software as a service operations is relatively fixed, but is generally subject to annual increases for the goods and services required. The quarterly and year-to-date decrease is primarily attributable to reductions in salary and related benefits through reduced staffing; as well as several annual third party provider license and maintenance agreements that were re-negotiated, resulting in quarterly and year-to-date cost savings.

Selling, General and Administrative Expense
Selling, general and administrative expenses consisted of the following (in thousands):

	Three Months Ended,
	July 31, 2011	July 31, 2010	Change	% Change
Selling, general, and administrative	$1,583	$1,506	$77	5%

	Six Months Ended,
	July 31, 2011	July 31, 2010	Change	% Change
Selling, general, and administrative	$3,247	$3,203	$44	1%

Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. The quarterly and year-to-date increase over the respective comparable prior period is due to increases in equity awards expense, performance bonus accruals, increased travel and living expenses, and increased investor relations costs. These quarterly and year-to-date increases were offset by reduced commissions expense, reduced use of third-party outside consultants, and reduced bad debt expense.
Product Research and Development Expense
Product research and development expenses consisted of the following (in thousands):

	Three Months Ended,
	July 31, 2011	July 31, 2010	Change	% Change
Research and development expense	$342	$567	$(225)	(40%)
Capitalized research and development cost	606	578	28	5%

Total R&D Cost	$948	$1,145	$(197)	(17%)

	Six Months Ended,
	July 31, 2011	July 31, 2010	Change	% Change
Research and development expense	$760	$1,037	$(277)	(27%)
Capitalized research and development cost	1,391	1,274	117	9%

Total R&D Cost	$2,151	$2,311	$(160)	(7%)

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Quarterly and year-to-date research and development expenses decreased $225,000 and $277,000, respectively, from the prior comparable periods. These decreases in research and development expense and the offsetting increases in capitalized software development costs, are primarily due to an increase in costs eligible for capitalization, decreased product support costs, and reductions in development staffing that were partially offset by increased use of third-party outside contractors. The total research and development expenditures on a quarterly and year-to-date basis have decreased by $197,000 and $160,000, respectively when considering both capitalized software development costs and non-capitalizable research and development expense; this is primarily due to the aforementioned reductions in force, and less cost for product support as compared to the prior comparable periods.

Operating Profit (Loss)
The Company incurred an operating profit of $20,000 in the second quarter of fiscal 2011, compared to an operating loss of $28,000 in the second quarter of fiscal 2010. The Company had a changeover in management during the first quarter of fiscal 2011 and the subsequent across-the-board analysis of staffing levels, processes, and costs, resulted in significant reductions of operating expenses. These reductions were coupled with decreases in capitalized software amortization expense; which resulted in quarterly and year-to-date decreases in operating expenses of $579,000 or 12%, and $930,000 or 10%, respectively.
Other Income (Expense)
Quarterly and year-to-date interest expense in the second quarter of fiscal 2011 was $22,000 and $42,000 respectively, compared to $34,000 and $56,000 in the comparable prior periods. Interest expense from the working capital facility was $17,000 in the second quarter of fiscal 2011 compared with $22,000 in the comparable prior quarter, primarily due to a larger average balance outstanding in the prior comparable quarter. Interest expense from the capital lease decreased by $7,000 and $12,000, respectively over the prior comparable three and six month periods; primarily due to a lower principal balance.
Provision for Income Taxes
The quarterly and year-to-date tax provision in fiscal 2011 and 2010 is comprised of primarily state and local provisions.
Net Loss
The Company incurred quarterly and year-to-date net losses of $7,000 and $288,000 respectively in fiscal 2011; as compared to quarterly and year-to-date net losses of $76,000 and $1,252,000 respectively in fiscal 2010.
Operational Metrics and Use of Non-GAAP Financial Measures
Streamline Health’s primary metrics used to assess the performance of the business include gross margin, cash flow from operations, non-GAAP Adjusted EBITDA (A non-GAAP measure meaning, “Earnings before Interest, Tax, Depreciation, Amortization, and Stock-based compensation expense”; for explanation and reconciliation of all non-GAAP financial measures, see “Use of Non-GAAP Financial Measures”), non-GAAP Adjusted EBITDA less capitalized software development costs, and non-GAAP Adjusted EBITDA margin. Management uses these measures as i) one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and, ii) as a performance evaluation metric in determining achievement of certain executive and employee incentive compensation programs.

Additionally, the Company’s lenders use Adjusted EBITDA, to assess operating performance. The Company’s working capital credit agreement requires compliance with financial covenants certain of which are based on an Adjusted EBITDA measurement that is the same as the Adjusted EBITDA measurement reviewed by Company management. The current metrics are outlined in the table below:

	Six Months Ended,
	July 31,	July 31,
	2011	2010	Change	% Change
Gross margin	$3,774,000	$3,012,000	762,000	25%
Gross margin %	46%	37%	9%
Cash flow provided by (used in) operations	$710,000	$(15,000)	725,000	4833%
Adjusted EBITDA	$1,549,000	$766,000	783,000	102%
Adjusted EBITDA, less capitalized software development costs	$158,000	$(508,000)	666,000	131%
Adjusted EBITDA margin	19%	9%	10%
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
The following table sets forth a reconciliation of EBITDA and its variants used by management, as described to assess the Company’s on-going operating performance (amounts in thousands, except per share data):

	Three Months Ended,		Six Months Ended,
	July 31,	July 31,	July 31,	July 31,
Adjusted EBITDA Reconciliation	2011	2010	2011	2010
Net loss	$(7)	$(76)	$(288)	$(1,252)
Interest expense	22	34	42	56
Income tax expense	5	5	7	10
Depreciation and other amortization	193	233	391	455
Amortization of capitalized software development costs	507	639	1,001	1,254

EBITDA	720	835	1,153	523

Stock-based compensation expense	199	155	396	243

Adjusted EBITDA	$919	$990	$1,549	$766

Capitalized software development costs	606	578	1,391	1,274
Adjusted EBITDA, less capitalized software development costs	313	412	158	(508)

Adjusted EBITDA Margin (1)	22%	21%	19%	9%

Adjusted EBITDA per diluted share
Earnings (loss) per share — diluted	$(0.00)	$(0.01)	$(0.03)	$(0.13)
Interest expense (2)	0.00	0.00	0.00	0.00
Tax expenses (2)	0.00	0.00	0.00	0.00
Depreciation and other amortization (2)	0.02	0.02	0.04	0.05
Amortization of capitalized software development costs (2)	0.05	0.07	0.10	0.13
Stock-based compensation expense (2)	0.02	0.02	0.04	0.03

Adjusted EBITDA per adjusted diluted share	$0.09	$0.10	$0.15	$0.08

Diluted weighted average shares	9,817,370	9,506,904	9,847,348	9,460,911
Includable incremental shares — adjusted EBITDA (3)	12,715	19,336	17,951	19,336

Adjusted diluted shares	$9,830,085	$9,526,240	9,865,299	9,480,247

(1)	Adjusted EBITDA as a percentage of GAAP revenues

(2)	Per adjusted diluted shares

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
Streamline Health has no significant obligations for capital resources, other than the $1,250,000 borrowed under its bank line of credit at July 31, 2011, the non-cancelable operating leases of approximately $1,441,000 payable over the next four years, and $132,000 for capital leases. Capital expenditures for property and equipment for fiscal 2011 are not expected to exceed $1,500,000.
Net cash provided by operations for the six month period ended July 31, 2011 was $710,000, an increase of approximately $725,000 from the prior year comparable quarter. The increase was primarily due to a $541,000 decrease in net accounts receivable, the $673,000 decrease in deferred revenues which reflects the revenue recognition of prepaid maintenance contracts during fiscal 2011, net of any additional payments received in 2011; as well as a $790,000 decrease in accrued expenses, primarily payment on executive severance agreements, executive inducement incentives, fiscal 2010 annual bonus and commission payments; and was offset primarily by fiscal 2011 annual bonuses accrued, and severance agreements accrued during the first six months of fiscal 2011.
Net cash used in investing activities for the six month period ended July 31, 2011 was $1,627,000, an increase of $54,000 from the prior comparable quarter. This increase was primarily due to the increase in capitalized software development costs, which is the result of certain projects reaching technological feasibility for which development cost began being capitalized relating to the development of the Company’s core solutions and the expanded work flow module development. Increases in capitalized software development costs were partially offset by reduced purchases of capital assets.
The net cash provided by financing activities for the six month period ended July 31, 2011 was $91,000, a decrease of $1,053,000 which is primarily the net change on the line of credit of $50,000 for the six months ended July 31, 2011 as compared to a net change of $1,100,000 for the six months ended July 31, 2010. This was coupled with decrease in proceeds received for exercise of stock options, and payments on the capital lease obligation.
At July 31, 2011, Streamline Health had cash on hand of $578,000, and total eligible borrowings on the line of credit of approximately $1,790,000, or $540,000 in excess availability under the line of credit. Streamline Health believes that its present cash position, combined with cash generation currently anticipated from operations, the availability of the revolving credit facility, and possible access to new funding sources will be sufficient to meet anticipated cash requirements for the next twelve months. However, expansion of the Company will require additional resources. The Company may need to incur debt, obtain an additional infusion of capital, or a combination of both, depending on the extent of the expansion of the Company and future revenues and expenses. However, there can be no assurance Streamline Health will be able to do so. The Company is evaluating financing options available to the Company.

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
There were no material changes in the Company’s internal controls over financial reporting during the three months ended July 31, 2011 that have affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Item 3.	DEFAULTS UPON SENIOR SECURITIES
The Company was not in default of its existing credit facility at July 31, 2011.

Item 6.	EXHIBITS
(a)	Exhibits
3.1(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. (*)

3.1(b)	Certificate of Incorporation of Streamline Health Solutions, Inc., amendment No. 1 (*)

3.2	Bylaws of Streamline Health Solutions, Inc. (*)

11.1	Computation of earnings (loss) per common share**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a -14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as Amended**

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

(*)	Incorporated herein by reference from, the Registrant’s SEC filings. (See INDEX TO EXHIBITS)

(**)	Included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: September 13, 2011	By:	/s/ Robert E. Watson
Robert E. Watson
Chief Executive Officer

DATE: September 13, 2011	By:	/s/ Stephen H. Murdock
Stephen H. Murdock
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit

3.1	(a)
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
*

11.1		Statement Regarding Computation of Per Share Earnings	**

31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

32.1		Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2		Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

*	Incorporated by reference herein as indicated

**	Included herein