Form 10-Q
period 2011-10-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2011-12-06
CIK 1008586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011
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
Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of December 6, 2011: 10,056,845.

Page

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets at October 31, 2011 and January 31, 2011	3

Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 Quantitative and Qualitative Disclosure About Market Risk	23

Item 4. Controls and Procedures	23

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A Risk Factors	24

Item 3. Defaults upon Senior Securities	25

Item 6. Exhibits	25

Signatures	26

Exhibit 11.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets

	(Unaudited)	(Audited)
	October 31, 2011	January 31, 2011

Current assets:
Cash and cash equivalents	$300,438	$1,403,949
Accounts receivable, net of allowance for doubtful accounts of $140,000 and $100,000, respectively	2,423,203	2,620,756
Contract receivables	411,753	680,096
Prepaid hardware and third party software for future delivery	34,365	72,259
Prepaid customer maintenance contracts	776,253	794,299
Other prepaid assets	205,269	200,056
Deferred income taxes	167,000	167,000

Total current assets	4,318,281	5,938,415

Property and equipment:
Computer equipment	2,824,153	2,708,819
Computer software	2,037,063	1,947,135
Office furniture, fixtures and equipment	747,867	747,867
Leasehold improvements	639,864	639,864

	6,248,947	6,043,685
Accumulated depreciation and amortization	(5,057,977)	(4,517,860)

	1,190,970	1,525,825

Other assets:
Contract receivables, less current portion	248,121	241,742
Capitalized software development costs, net of accumulated amortization of $14,287,329 and $12,832,347, respectively	8,090,082	7,575,064
Other, including deferred income taxes of $711,000, respectively	874,169	734,376

Total other assets	9,212,372	8,551,182

	$14,721,623	$16,015,422

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Liabilities and Stockholders’ Equity

	(Unaudited)	(Audited)
	October 31, 2011	January 31, 2011
Current liabilities:
Accounts payable	$726,861	$565,252
Accrued compensation	800,544	1,163,843
Accrued other expenses	279,563	480,422
Capital lease obligation	27,017	183,637
Deferred revenues	3,862,154	5,766,795

Total current liabilities	5,696,139	8,159,949

Long-term liabilities:
Line of credit	1,750,000	1,200,000
Lease incentive liability, less current portion	51,179	61,034

Total liabilities	7,497,318	9,420,983

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, 10,053,980 and 9,856,517 shares issued and outstanding, respectively	100,540	98,565
Additional paid in capital	37,595,082	36,975,242
Accumulated deficit	(30,471,317)	(30,479,368)

Total stockholders’ equity	7,224,305	6,594,439

	$14,721,623	$16,015,422

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended October 31,
(Unaudited)

	Three Months		Nine Months
	2011	2010	2011	2010
Revenues:
Systems sales	$232,395	$579,332	$526,597	$1,690,650
Services, maintenance and support	3,113,478	2,989,610	9,267,308	8,364,120
Software as a service	966,218	901,934	2,804,141	2,636,599

Total revenues	4,312,091	4,470,876	12,598,046	12,691,369

Operating expenses:
Cost of systems sales	583,388	737,385	1,751,890	2,255,780
Cost of services, maintenance and support	1,085,924	1,347,055	3,575,460	4,108,043
Cost of software as a service	480,368	480,327	1,334,659	1,409,453
Selling, general and administrative	1,494,891	1,361,657	4,742,084	4,565,097
Product research and development	303,973	400,133	1,063,903	1,437,451

Total operating expenses	3,948,544	4,326,557	12,467,996	13,775,824

Operating income (loss)	363,547	144,319	130,050	(1,084,455)
Other income (expense):
Interest expense	(25,896)	(31,585)	(67,529)	(87,921)
Miscellaneous income (expenses)	(36,885)	(13,158)	(42,155)	29,628

Earnings (loss) before income taxes	300,766	99,576	20,366	(1,142,748)
Income tax expense	(5,000)	(5,000)	(12,315)	(15,000)

Net earnings (loss)	$295,766	$94,576	$8,051	$(1,157,748)

Basic net earnings (loss) per common share	$0.03	$0.01	$0.00	$(0.12)

Number of shares used in basic per common share computation	9,943,567	9,536,051	9,823,937	9,486,233

Diluted net earnings (loss) per common share	$0.03	$0.01	$0.00	$(0.12)

Number of shares used in diluted per common share computation	9,958,947	9,544,183	9,837,750	9,486,233

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended October 31,
(Unaudited)

	2011	2010
Operating activities:
Net earnings (loss)	$8,051	$(1,157,748)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,008,432	2,550,778
Loss on disposal of equipment	26,667	—
Stock-based compensation expense	529,104	414,486
Provision for accounts receivable	40,000	—
Change in assets and liabilities:
Accounts, contract and installment receivables	419,517	(107,249)
Other assets	(89,066)	180,874
Accounts payable	161,609	427,996
Accrued expenses	(574,012)	(833,360)
Deferred revenues	(1,904,641)	(918,608)

Net cash provided by operating activities	625,661	557,169

Investing activities:
Purchases of property and equipment	(245,262)	(447,470)
Capitalization of software development costs	(1,970,000)	(1,942,000)
Other	—	6,785

Net cash used in investing activities	(2,215,262)	(2,382,685)

Financing activities:
Net change under revolving credit facility	550,000	1,500,000
Proceeds from municipal incentive agreement	—	8,172
Proceeds from exercise of stock options and stock purchase plan	92,711	135,341
Payments on capital lease obligation	(156,621)	(177,698)

Net cash provided by financing activities	486,090	1,465,815

Decrease in cash and cash equivalents	(1,103,511)	(359,701)
Cash and cash equivalents at beginning of period	1,403,949	1,025,173

Cash and cash equivalents at end of period	$300,438	$665,472

Supplemental cash flow disclosures:
Interest paid	$61,532	$87,639

Income taxes paid	$19,136	$54,741

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“Streamline Health® or the Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the most recent Streamline Health Solutions, Inc. Annual Report on Form 10-K, Commission File Number 0-28132. Operating results for the three and nine months ended October 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2012.
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

The Company has not experienced a change in units of accounting nor was there a change in allocation of fair value to the various units of accounting. Historically, the Company has been able to obtain VSOE or third-party evidence for significant service deliverables. No material changes in assumptions, inputs or methodology used in determining VSOE or third-party evidence have been made. The pattern of revenue recognition is expected to remain consistent with prior periods and there was no significant change in the timing of revenue recognition from previous generally accepted accounting principles as applied in the prior period.
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
NOTE C — EQUITY AWARDS
During the nine months ended October 31, 2011, the Company granted 1,104,000 options with a weighted average exercise price of $1.90 per share. During the same period 127,916 options expired with an average exercise price of $1.88 per share and 32,598 options were exercised under all plans.
The fair value of each option grant during the nine months ended October 31, 2011 was estimated at the date of the grants using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the three	For the three	For the three
	months ended,	months ended,	months ended,
	April 30, 2011	July 31, 2011	October 31 2011
Risk-free interest rate	2.50%	2.17%	0.72%
Dividend yield	—	—	—
Current weighted-average volatility factor of the expected market price of Common Stock	0.53	0.65	0.53
Weighted-average expected life of stock options	5 years	5 years	5 years
Forfeiture rate	0%	0%	0%

During the nine months ended October 31, 2011, the Company granted 110,412 restricted stock shares with a weighted average fair value of $1.68 per share. These shares are subject to the 2005 Incentive Compensation Plan as amended, and are granted to certain independent members of the Board of Directors. The shares have an approximate one-year restriction period. During the same period 223,090 restricted shares had their restriction period lapse; these shares had a weighted average fair value of $1.92 per share.
During the nine months ended October 31, 2011, the Company granted 25,000 restricted stock shares as executive inducement grants with a weighted average fair value of $1.91 per share. The restrictions lapsed immediately upon the grant of the shares, and the Company recognized $48,000 of compensation expense for the nine months ended October 31, 2011 relating to these inducement grants. These executive inducement grants were approved by the board pursuant to Nasdaq Marketplace Rule 5635(c)(4). The terms of the grants are nearly as practicable identical to the terms and conditions of the Company’s 2005 Incentive Compensation Plan.
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

	Three Months Ended,
	October 31, 2011	October 31, 2010
Numerator for Basic and Diluted Earnings per Share:
Net earnings	295,766	94,576

Denominator for basic earnings per share weighted average shares	9,943,567	9,536,051
Effect of dilutive securities
Stock options	15,380	8,132
Restricted stock	—	—

Denominator for basic earnings per share, with assumed conversions	9,958,947	9,544,183

Basic net earnings per common share	0.03	0.01

Diluted net earnings per common share	0.03	0.01

Anti-dilutive securities:
Stock options, out-of-the-money	1,739,551	593,398

	Nine Months Ended,
	October 31, 2011	October 31, 2010
Numerator for Basic and Diluted Earnings (Loss) per Share:
Net earnings (loss)	8,051	(1,157,748)

Denominator for basic earnings (loss) per share weighted average shares	9,823,937	9,486,233
Effect of dilutive securities
Stock options	13,813	—
Restricted stock	—	—

Denominator for basic earnings (loss) per share, with assumed conversions	9,837,750	9,486,233

Basic net earnings (loss) per common share	0.00	(0.12)

Diluted net loss per common share	0.00	(0.12)

Anti-dilutive securities:
Stock options, out-of-the-money	1,432,967	576,398

NOTE E — CONTRACTUAL OBLIGATIONS
The following table details the remaining obligations by fiscal year, as of the end of the quarter:

	Line of Credit	Operating Leases	Capital Lease	Fiscal Year Totals
2011	$—	$119,000	$27,000	$146,000
2012	—	389,000	—	389,000
2013	1,750,000	329,000	—	2,079,000
2014	—	335,000	—	335,000
2015	—	164,000	—	164,000
Thereafter	—	—	—	—

Total	$1,750,000	$1,336,000	$27,000	$3,113,000

NOTE F — DEBT
On April 13, 2011, the Company’s wholly owned subsidiary, Streamline Health, Inc., entered into a second amended and restated revolving note with Fifth Third Bank, Cincinnati, OH. The terms of the loan remain the same as set forth in the revolving note entered into on July 31, 2008, as amended on January 6, 2009, and October 21, 2009, except as follows: the maximum principal amount that can be borrowed was increased to $3,000,000 from the prior maximum amount of $2,750,000, subject to the borrowing base limitation; and the interest rate on the outstanding principal balance of the loan accrues at an annual floating rate of interest equal to the Adjusted Libor Rate (as defined in the revolving note) plus 3.25%, payable monthly. The loan has a maturity date of October 1, 2013, and is classified as a long-term obligation at October 31, 2011. The interest rate on the note was 3.5% at October 31, 2011.
In connection with entering into the second amended and restated revolving note in April 2011, the Company also entered into an amendment to the amended and restated continuing guaranty agreement. The terms of the continuing guarantee agreement remain the same as set forth in the guaranty agreement entered into on July 31, 2008, as amended on January 6, 2009 and on October 21, 2009, except that: (i) the minimum fixed charge coverage ratio covenant has been revised, whereas the Company shall maintain a minimum trailing twelve months fixed charge coverage ratio of 1.25, measured each fiscal quarter; (ii) the funded indebtedness to EBITDA covenant has been revised, whereas the Company shall report a funded indebtedness to EBITDA ratio no greater than 2.0, measured each fiscal quarter and; (iii) a covenant has been added whereas the Company’s EBITDA shall cover its capitalized software development costs each fiscal quarter, effective on October 31, 2011, and is calculated based on the trailing nine months. As of January 31, 2012 and thereafter, the calculation will be based on the trailing twelve months.

The note also continues to be secured by a first lien on all of the assets of the Company pursuant to security agreements entered into by the Company.
The Company was in compliance with all of the covenants at October 31, 2011. The Company pays a commitment fee on the unused portion of the facility of .06%. The Company had outstanding borrowings of $1,750,000 and $1,200,000 under this revolving loan as of October 31, 2011 and January 31, 2011, respectively.
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

General
Streamline Health Solutions, Inc. (“Streamline Health®” or the “Company”) is a leading developer of workflow and document management technology solutions that drive process efficiencies and cost reductions for leading healthcare facilities in North America. Since the Company’s inception in 1989, Streamline Health’s technology solutions have seamlessly interfaced with its customers’ existing enterprise or departmental electronic medical record systems. The Company’s solutions efficiently integrate paper-based and unstructured data with electronic data in the areas of Health Information Management, Patient Financial Services, Human Resources, and Supply Chain Management to provide real-time comprehensive patient profiles and generate substantial operational savings for customers. Streamline Health’s workflow and document management solutions assist hospitals in meeting the requirements of “meaningful use” to become eligible for significant incentive payments as outlined in the HITECH act (a provision of American Recovery and Reinvestment Act of 2009), and they are an integral part of an enterprise-wide Electronic Health Record (EHR). The Company sells its products and services in North America to remarketers, hospitals, clinical and ambulatory services through its direct sales force, and its reseller partnerships.
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
The Company’s software solutions are delivered either by purchased perpetual license which is installed locally in the customer’s data center; or by software as a service and accessed through a secure internet connection (also known as “SaaS”). SaaS provides Streamline Health’s complete suite of document management and workflow products, which also enables improved security, and accessibility to patient records at significant cost savings; with minimal up-front capital investment, maintenance, and support costs. In addition, the healthcare provider need not have knowledge of, expertise in, or control over the technology infrastructure in the data center that supports them. SaaS systems allow customers to realize the benefits of our systems with an accelerated return on investment, and less economic risk.
The Company operates primarily in one segment as a provider of health information technology solutions. The financial information required by Item 101(b) of Regulation S-K is contained in Item 6 Selected Financial Information of the Company’s January 31, 2011 Form 10-K.

Signed Agreements — Backlog
At October 31, 2011 Streamline Health has master agreements and purchase orders from customers and remarketing partners for systems and related services (excluding support and maintenance, and transaction-based SaaS revenues), which have not been delivered or installed which, if fully performed, would generate future revenues of approximately $5,203,000 compared with $3,809,000 at October 31, 2010. The related systems and services are expected to be delivered over the next two to three years. The increase in the backlog is the result of several contracts for professional services, or third-party hardware and software entered into subsequent to the prior year comparable quarter end, net of the revenues recognized from backlog since October 31, 2010. At October 31, 2011, Streamline Health had maintenance agreements purchase orders, from customers and remarketing partners for maintenance, which if fully performed, will generate future revenues of approximately $5,374,000 compared with $7,641,000 at October 31, 2010, through their respective renewal dates in fiscal year 2012 and 2011. This decrease is primarily the result of a variance in the timing of the receipt of signed annual maintenance contracts or payment of the renewal invoice from some large customers as compared to the prior comparable period. In the prior year these customers had either paid their renewal invoice or submitted a signed maintenance renewal agreement at an earlier date than in the current year. At October 31, 2011, Streamline Health has entered into SaaS agreements, which are expected to generate revenues in excess of $6,237,000 through their respective renewal dates in fiscal years 2011 through 2014. The software as a service backlog decreased to $6,237,000 from $8,068,000 at October 31, 2010, due to recognized revenues from backlog on contracts signed in prior years, net of new SaaS business, conversions from license to SaaS, and contract renewals.
Below is a summary of the backlog at October 31, 2011, January 31, 2011 and October 31, 2010:

	October 31, 2011	January 31, 2011	October 31, 2010
Streamline Health Software Licenses	$38,000	$121,000	$298,000
Custom Software	29,000	42,000	42,000
Hardware and Third Party Software	190,000	66,000	176,000
Professional Services	4,946,000	4,629,000	3,293,000
Software as a service	6,237,000	7,362,000	8,068,000
Recurring Maintenance	5,374,000	5,384,000	7,641,000

Total	$16,814,000	$17,604,000	$19,518,000

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

Operating Results
The Company recognized revenues in the three and nine month periods ending October 31, 2011 of $4,312,000 and $12,598,000, compared to $4,471,000 and $12,691,000; a decrease of $159,000 and $93,000, respectively. Revenues are derived primarily from recurring revenues recognized from SaaS and maintenance contracts. The Company earned an operating profit of $364,000 and $130,000 for the three and nine month periods ended October 31, 2011. In the prior year comparable periods the Company earned an operating profit of $144,000 and incurred an operating loss of $1,084,000, respectively. Operating expenses for the three and nine month periods ending October 31, 2011 were $3,949,000 and $12,468,000, compared to $4,327,000 and $13,776,000 in the comparable prior periods; a decrease of $378,000 or 9% and $1,308,000 or 10%, respectively over the prior comparable periods.
The Company’s revenues from proprietary systems sales have varied, and may continue to vary, significantly from quarter-to-quarter because of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter-to-quarter because of the timing of the implementation services, project management, and timing of the recognition of revenues under generally accepted accounting principles. Conversely, revenues from SaaS, and maintenance services do not fluctuate significantly from quarter-to-quarter, but have been increasing, on an annual basis, as the number of customers increase. Substantial portions of the operating expenses are fixed; therefore operating profits are expected to vary depending primarily on the the mix of proprietary system sales versus SaaS bookings.
Statement of Operations(1)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010

Systems sales	5%	13%	4%	13%
Services, maintenance and support	72	67	74	66
Software as a service	22	20	22	21

Total revenues	100%	100%	100%	100%

Cost of sales	50%	57%	53%	61%
Selling, general and administrative	35	31	38	36
Product research and development	7	9	8	11

Total operating expenses	92%	97%	99%	109%

Operating profit (loss)	8%	3%	1%	(9)%
Other income (expense), net	(1)%	(1)%	(1)%	(—)%
Income tax net benefit	—	—	—	—

Net earnings(loss)	7%	2%	0%	(9)%

Cost of systems sales	251%	127%	332%	133%

Cost of services, maintenance and support	35%	45%	39%	49%

Cost of software as a service	50%	53%	48%	54%

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

Revenues
Revenues consisted of the following (in thousands):

	Three Months Ended,
	October 31,	October 31,
	2011	2010	Change	% Change
Proprietary software (1)	$24	$402	$(378)	(94%)
Hardware & third party software (1)	209	177	32	18%
Professional services (2)	833	980	(147)	(15%)
Maintenance & support (2)	2,280	2,010	270	13%
Software as a service	966	902	64	7%

Total Revenues	$4,312	$4,471	$(159)	(4%)

	Nine Months Ended,
	October 31,	October 31,
	2011	2010	Change	% Change
Proprietary software (1)	$76	$1,105	$(1,029)	(93%)
Hardware & third party software (1)	450	586	(136)	(23%)
Professional services (2)	2,709	2,566	143	6%
Maintenance & support (2)	6,559	5,797	762	13%
Software as a service	2,804	2,637	167	6%

Total Revenues	$12,598	$12,691	$(93)	(1%)

(1)	Proprietary software and hardware are the components of the system sales line item

(2)	Professional services and maintenance & support are the components of the service, maintenance and support line item. BPM consulting services are included in professional services.
Revenues for the three and nine month periods ended October 31, 2011, were $4,312,000 and $12,598,000 respectively; as compared to $4,471,000 and $12,691,000 respectively in the comparable periods of fiscal 2010. The quarterly and year to date decrease was primarily attributable to a decrease in proprietary license sales, which consisted of three large proprietary license sales recognized in the third quarter of fiscal 2010, that had no comparable sales in fiscal 2011. The significant decrease in proprietary software revenues was partially offset by increases in recurring revenues from software maintenance and SaaS. The increase in SaaS revenue on a quarterly and year-to-date basis is due to several factors: a large SaaS customer contract sold in fiscal 2010 that reached go-live status in the first quarter of fiscal 2011 and was able to begin ratable revenue recognition; a large add-on workflow reached go-live in October 2011 and commenced revenue recognition; revenues earned due to contractual increases in storage fees due to increased customer data on the Company’s systems; customer conversions to SaaS from licensed products; and the continued recognition of SaaS revenues from backlog. Additionally, the increase in year-to-date and quarterly recurring revenues from maintenance and support is due to revenues recognized for maintenance periods commencing on new software licenses sold since the close of the third quarter 2010, as well as annual renewal net increases in maintenance fees throughout fiscal 2011. The year-to-date increase in professional services is primarily the result of increased revenue earned from implementations of systems and other professional services sold in prior quarters. The quarterly decrease in professional services is primarily the result of the completion of several projects sold in prior quarters, coupled with the timing of revenue recognition for projects initiated during fiscal 2011.

Cost of Sales
Cost of sales consisted of the following (in thousands):

	Three Months Ended,
	October 31,	October 31,
	2011	2010	Change	% Change
Cost of system sales	$583	$737	$(154)	(21%)
Cost of services, maintenance and support	1,086	1,347	(261)	(19%)
Cost of software as a service	480	480	—	—

Total cost of sales	$2,149	$2,564	$(415)	(16%)

	Nine Months Ended,
	October 31,	October 31,
	2011	2010	Change	% Change
Cost of system sales	$1,752	$2,256	$(504)	(22%)
Cost of services, maintenance and support	3,575	4,108	(533)	(13%)
Cost of software as a service	1,335	1,409	(74)	(5%)

Total cost of sales	$6,662	$7,773	$(1,111)	(14%)

Cost of systems sales includes amortization of capitalized software expenditures, royalties, and the cost of third-party hardware and software. The quarterly and year-to-date decrease in the cost of systems sales is primarily the result of quarterly and year-to-date decreases in capitalized software amortization of $193,000 and $446,000, respectively; primarily due to products released in prior years becoming fully amortized in fiscal 2011; as well as a decrease in proprietary software sales for the quarter and year-to-date periods. The quarterly decrease in cost of system sales was partially offset by lower margins on third-party hardware and third-party software sales during the third quarter of fiscal 2011.
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
The cost of software as a service is relatively fixed, but is generally subject to annual increases for the goods and services required. The year-to-date decrease is primarily attributable to several annual third party provider license and maintenance agreements that were re-negotiated, resulting in quarterly and year-to-date cost savings, as well as other cost saving initiatives implemented by management.

Selling, General and Administrative Expense
Selling, general and administrative expenses consisted of the following (in thousands):

	Three Months Ended,
	October 31,	October 31,
	2011	2010	Change	% Change
Selling, general, and administrative	$1,495	$1,362	$133	10%

	Nine Months Ended,
	October 31,	October 31,
	2011	2010	Change	% Change
Selling, general, and administrative	$4,742	$4,565	$177	4%

Selling, General and Administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. The quarterly and year-to-date increase over the respective comparable prior period is due to increases in equity awards expense, performance bonus accruals, travel and living expenses, severance expenses, trade show expense, and increased investor relations costs. These quarterly and year-to-date increases were offset by reduced salaries and benefits expense, reduced commissions expense, reduced use of third-party outside consultants, and reduced professional fees expense.
Product Research and Development Expense
Product research and development expenses consisted of the following (in thousands):

	Three Months Ended,
	October 31,	October 31,
	2011	2010	Change	% Change
Research and development expense	$304	$400	$(96)	(24%)
Capitalized software development cost	579	668	(89)	(13%)

Total R&D Cost	$883	$1,068	$(185)	(17%)

	Nine Months Ended,
	October 31,	October 31,
	2011	2010	Change	% Change
Research and development expense	$1,064	$1,437	$(373)	(26%)
Capitalized software development cost	1,970	1,942	28	1%

Total R&D Cost	$3,034	$3,379	$(345)	(10%)

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Quarterly and year-to-date research and development expenses decreased $96,000 and $373,000, respectively, from the prior comparable periods. The quarterly and year-to-date decrease in research and development expense is a result of decreased product support costs, and reductions in development staffing that were partially offset by increased use of third-party outside contractors, and increased accrued bonus and other compensation expense. Third quarter 2011 capitalized software development costs decreased as compared to the prior year quarter primarily due to a decrease in costs eligible for capitalization. Year-to-date capitalized software development costs increased compared to the prior comparable period, due to an increase in costs eligible for capitalization. The total research and development expenditures on a quarterly and year-to-date basis have decreased by $185,000 and $345,000, respectively when considering both capitalized software development costs and non-capitalizable research and development expense; this is primarily due to the aforementioned reductions in force, and less cost for product support versus captializable software development time, as compared to the prior comparable periods.
Operating Profit (Loss)
The Company incurred an operating profit of $364,000 and $130,000 for the three and nine month periods ended October 31, 2011; compared to an operating profit of $144,000 and an operating loss of $1,084,000 in the prior comparable periods of fiscal 2010. The Company’s new management team has implemented its plans during the first three quarters of fiscal 2011, including across-the-board analysis of staffing levels, processes, and costs needed to support the Company’s short and long term goals; which has resulted in significant reductions of operating expenses in fiscal 2011. These reductions were coupled with decreases in capitalized software amortization expense; which resulted in quarterly and year-to-date decreases in operating expenses of $378,000 or 8%, and $1,308,000 or 10%, respectively.
Other Income (Expense)
Quarterly and year-to-date interest expense for the period ending October 31, 2011 was $26,000 and $68,000 respectively, compared to $32,000 and $88,000 in the prior comparable prior periods. Interest expense from the working capital facility was $18,000 in the third quarter of fiscal 2011 compared with $22,000 in the comparable prior quarter, primarily due to a larger average balance outstanding in the prior comparable quarter. Interest expense from the capital lease decreased by $2,000 and $14,000, respectively over the prior comparable three and nine month periods; primarily due to a lower principal balance.
Provision for Income Taxes
The quarterly and year-to-date tax provision in fiscal 2011 and 2010 is comprised of primarily state and local provisions.
Net Earnings (Loss)
The Company incurred quarterly and year-to-date net earnings of $296,000 and $8,000 respectively in fiscal 2011, compared to a quarterly net profit of $95,000 and a year-to-date net loss of $1,158,000 in fiscal 2010.

Operational Metrics and Use of Non-GAAP Financial Measures
Streamline Health’s primary metrics used to assess the performance of the business include gross margin, cash flow from operations, non-GAAP Adjusted EBITDA (A non-GAAP measure meaning, “Earnings before Interest, Tax, Depreciation, Amortization, and Stock-based compensation expense”), non-GAAP Adjusted EBITDA less capitalized software development costs, and non-GAAP Adjusted EBITDA margin. Management uses these measures as i) one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and, ii) as a performance evaluation metric in determining achievement of certain executive and employee incentive compensation programs.
Additionally, the Company’s lenders use Adjusted EBITDA, to assess operating performance. The Company’s working capital credit agreement requires compliance with financial covenants certain of which are based on an Adjusted EBITDA measurement that is the same as the Adjusted EBITDA measurement reviewed by Company management. The current metrics are outlined in the table below:

	Nine Months Ended,
	October 31,	October 31,
	2011	2010	Change	% Change
Gross margin	$5,936,000	$4,918,000	$1,018,000	21%
Gross margin %	47%	39%	8%
Cash flow provided by operations	$626,000	$557,000	$69,000	12%
Adjusted EBITDA	$2,625,000	$1,910,000	$715,000	37%
Adjusted EBITDA, less capitalized software development costs	$655,000	$(32,000)	$687,000	2147%
Adjusted EBITDA margin	5%	—	5%
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
The following table sets forth a reconciliation of EBITDA and its variants used by management, to assess the Company’s on-going operating performance (amounts in thousands, except per share data):

	Three Months Ended,		Nine Months Ended,
	October 31,	October 31,	October 31,	October 31,
	2011	2010	2011	2010
Adjusted EBITDA Reconciliation
Net earnings (loss)	$296	$95	$8	$(1,158)
Interest expense	26	32	68	88
Income tax expense	5	5	12	15
Depreciation and other amortization	163	195	553	650
Amortization of capitalized software development costs	454	647	1,455	1,901

EBITDA	944	974	2,096	1,496

Stock-based compensation expense	133	171	529	414

Adjusted EBITDA	$1,077	$1,145	$2,625	$1,910

Capitalized software development costs	579	668	1,970	1,942
Adjusted EBITDA, less capitalized software development costs	$498	$477	$655	$(32)

Adjusted EBITDA Margin (1)	12%	11%	5%	—

Adjusted EBITDA per diluted share
Earnings (loss) per share — diluted	$0.03	$0.01	$0.00	$(0.12)
Interest expense (2)	0.00	0.00	0.01	0.01
Tax expenses (2)	0.00	0.00	0.00	0.00
Depreciation and other amortization (2)	0.02	0.02	0.06	0.07
Amortization of capitalized software development costs (2)	0.05	0.07	0.15	0.20
Stock-based compensation expense (2)	0.01	0.02	0.05	0.04

Adjusted EBITDA per adjusted diluted share	$0.11	$0.12	$0.27	$0.20

Diluted weighted average shares	9,958,947	9,544,183	9,837,750	9,486,233
Includable incremental shares — adjusted EBITDA (3)	—	—	—	8,132

Adjusted diluted shares	9,958,947	9,544,183	9,837,750	9,494,365

(1)	Adjusted EBITDA as a percentage of GAAP revenues

(2)	Per adjusted diluted shares

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
Streamline Health has no significant obligations for capital resources, other than the $1,750,000 borrowed under its bank line of credit at October 31, 2011, the non-cancelable operating leases of approximately $1,336,000 payable over the next four years, and $27,000 for capital leases. Capital expenditures for property and equipment for fiscal 2011 are not expected to exceed $750,000.
Net cash provided by operations for the nine month period ended October 31, 2011 was $626,000, an increase of approximately $68,000 from the prior year comparable quarter. The increase was primarily due to the year-to-date increase in net income of $1.2 million as compared to prior year; a $527,000 net increase in cash flows from net accounts receivables collections; a net increase in compensation accruals and stock awards expense; and offset by a $986,000 decrease in deferred revenue, and a $542,000 decrease in depreciation and amortization expense.
Net cash used in investing activities for the nine month period ended October 31, 2011 was $2,215,000, a decrease of $167,000 from the prior comparable period. This decrease was primarily due to the decrease in purchases of capital assets, which was partially offset by an increase in capitalized software development costs, which is the result of certain projects reaching technological feasibility for which development cost began being capitalized relating to the development of the Company’s core solutions.
Net cash provided by financing activities for the nine month period ended October 31, 2011 was $486,000, a decrease of $980,000 which is primarily the net change on the line of credit of $550,000 for nine months ended October 31, 2011 as compared to a net change of $1,500,000 for the nine months ended October 31, 2010. This was coupled with a decrease in proceeds received for exercise of stock options, and payments on the capital lease obligation.

At October 31, 2011, Streamline Health had cash on hand of $300,000, and total eligible borrowings on the line of credit of approximately $2,945,000, or $1,195,000 in excess availability under the line of credit. Streamline Health believes that its present cash position, combined with cash generation currently anticipated from operations, the availability of the revolving credit facility, and possible access to new funding sources will be sufficient to meet anticipated cash requirements for the next twelve months. However, expansion of the Company will require additional resources. The Company is considering certain inorganic growth opportunities, and as part of that process, is in discussions and negotiations with our senior lender on various financing options.
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
There were no material changes in the Company’s internal controls over financial reporting during the nine months ended October 31, 2011 that have affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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
The Company was not in default of its existing credit facility at October 31, 2011.

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

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: December 6, 2011	By:	/s/ Robert E. Watson
Robert E. Watson
Chief Executive Officer

DATE: December 6, 2011	By:	/s/ Stephen H. Murdock
Stephen H. Murdock
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit

3.1	(a)
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