Form 10-K
period 2012-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2012-04-25
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

(Title of Class)

The NASDAQ Stock Market, Inc.

(Name of exchange on which listed)

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐         No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒         No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12h-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing price as reported by The NASDAQ Stock Market, Inc. for the Registrant’s Common Stock on July 31, 2011, was $18,616,426.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 12, 2012: 10,433,717

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Streamline Health Solutions, Inc.’s (the “Company”) proxy statement for the annual meeting of stockholders to be held on May 24, 2012 are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this annual report on Form 10-K, the proxy statement for the annual meeting of stockholders to be held on May 24, 2012 is not deemed to be filed as a part hereof.

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, this annual report on Form 10-K contains forward-looking statements relating to the Company’s plans, strategies, expectations, intentions, etc. and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are no guarantee of future performance and are subject to certain risks and uncertainties that are difficult to predict and actual results could differ materially from those reflected in the forward-looking statements. These risks and uncertainties include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell the Company products, the ability of the Company to control costs, availability of products produced from third party vendors, the healthcare regulatory environment, potential changes in legislation, regulation and government funding affecting the healthcare industry, healthcare information systems budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results, effects of critical accounting policies and judgments, changes in accounting policies or procedures as may be required by the Financial Accountings Standards Board or other similar entities, changes in economic, business and market conditions impacting the healthcare industry, the markets in which the Company operates and nationally, and the Company’s ability to maintain compliance with the terms of its credit facilities, and other risk factors that might cause such differences including those discussed herein, including, but not limited to, discussions in the sections entitled Part I, “Item 1 Business”, Part II, “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 Financial Statements and Supplemental Data.” In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date thereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this and other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and any current reports on Form 8-K.

PART I

ITEM 1.    Business

Company Overview

Founded in 1989, the Company is a leading provider of enterprise content management and business analytics solutions for healthcare organizations. The Company provides computer software-based solutions that help hospitals and physician groups improve efficiencies and business processes across the enterprise to enhance and protect revenues. The Company’s enterprise content management solutions transform unstructured data into digital assets that seamlessly integrate with disparate clinical, administrative, and financial information systems. The Company’s business analytics solutions provide real-time access to key performance metrics that enable healthcare organizations to identify and manage opportunities to maximize financial performance. Additionally, the Company’s integrated workflow systems automate and manage critical business activities to improve organizational accountability and drive both operational and financial performance. Across the revenue cycle, these solutions offer a flexible way to optimize the clinical and financial performance of any healthcare organization.

The Company’s software solutions are delivered to clients either by purchased perpetual license, where such software is installed locally in the client’s data center, or by access to the Company’s data center systems through a secure connection, which is a delivery method commonly referred to as software as a service (SaaS).

The Company operates primarily in one segment as a provider of health information technology solutions that improve healthcare processes and information flows within a healthcare facility. The Company sells its solutions and services in North America to hospitals and health systems, including physician practices, through its direct sales force and its reseller partnerships.

All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following year.

Solutions

The Company offers solutions relating to enterprise content management, business analytics, and workflow. Each such solution is designed to improve the flow of critical patient information across the revenue cycle. Each of the Company’s solutions help to transform and structure information between disparate information technology systems into actionable data, giving the end-user comprehensive access to clinical, financial, and administrative information. All solutions can be delivered either by perpetual license installed locally or accessed securely through SaaS.

Enterprise Content Management Solutions — These solutions assist clients in the completion of electronic patient records by capturing, storing, and intelligently distributing the unstructured data that exists at all touch points across the patient care continuum. They create a permanent, document-based repository of historical health information that integrates seamlessly with existing clinical, financial, and administrative information systems.

Business Analytics Solutions — These solutions allow staff across the healthcare enterprise to drill down quickly and deeply into actionable and real-time financial data and key performance indicators to improve revenue realization and staff efficiency. These solutions include dashboards, data mining tools, and prescriptive reporting, which help to simplify, facilitate, and optimize overall revenue cycle operating performance of the healthcare enterprise. The Company’s integrated workflow solutions automate and drive the ownership and accountability required to effectively manage revenue cycle activities within virtually any department. As integral parts of our enterprise solutions, they are used to improve the quality and accuracy of data captured during patient admission, registration and scheduling. They are also used to increase the completion and accuracy of patient charts and related coding, improve accounts receivable collections, reduce and manage denials, and improve audit outcomes.

Integrated Workflow Solutions — These solutions automate and drive the ownership and accountability required to effectively manage revenue cycle activities within virtually any department of the healthcare enterprise. As integral parts of our enterprise solutions, they are used to improve the quality and accuracy of data captured during patient admission, registration and scheduling. These solutions are also used to increase the completion and accuracy of patient charts and related coding, improve accounts receivable collections, reduce and manage denials, and improve audit outcomes.

Services

Custom Integration Services — The Company’s professional services team works with clients to design custom integrations that integrate data to or from virtually any clinical, financial, or administrative system. By taking data and documents from multiple, disparate systems and bringing them into one streamlined system, clients are able to maximize efficiencies and increase operational performance. The Company’s professional services team also creates custom integrations that pull data from the Company’s solutions into the client’s external or internal systems.

Training Services — Training courses are offered to help clients quickly learn to use their solutions in the most efficient manner possible. Training sessions are available on-site or off for as few as one person or multiple staff members.

Electronic Image Conversion — The Company’s electronic image conversion service allows organizations to protect their repository of images while taking advantage of our content management technology. Electronic image conversion creates one repository that integrates directly with AccessAnyWare, our clinical content management system. This service is available via the SaaS model or for locally-installed solutions.

Database Monitoring Services — The Company’s advanced database monitoring services for locally-installed clients help lighten the burden of ongoing system monitoring by the client’s information technology staff and ensure a continual, stable production environment. The Company’s database administrators ensure the client’s system is running optimally with weekly, manual checks of the database environment to identify system issues that may require further attention. Monitoring is done through protected connections, so data is safe and secure.

Clients and Strategic Partners

As of January 31, 2012, the Company had a client base that included 60 hospital and health system clients representing over 200 contracted locations. The Company’s clients are among the most prestigious healthcare providers in the United States and the province of Quebec, Canada.

In 2002, the Company entered into a five year Remarketing Agreement with IDX Information Systems Corporation, which was subsequently acquired by GE Healthcare, a unit of the General Electric Company, in January 2006. Under the terms of the Remarketing Agreement, IDX/GE was granted a non-exclusive worldwide license to distribute the Company’s solutions to its clients and prospective clients, as defined in the Remarketing Agreement. The Agreement has an automatic annual renewal provision and, after the initial five year term, which ended January 30, 2007, can be cancelled by IDX/GE upon 90 days’ written notice to the Company. This automatic annual renewal provision now extends the agreement through January 30, 2013. As reported in the prior year, during the fourth quarter of fiscal 2010 GE Healthcare shifted its organizational focus to upgrading its current clients to GE’s latest version software. While the remarketing agreement with GE Healthcare remains in effect; the ongoing impact on the Company will most likely be a decline in net new sales opportunities from GE Healthcare.

In December 2007, the Company entered into an agreement with Telus Health (formerly Emergis, Inc.), a large international telecommunications corporation based in Canada, in which Telus Health is integrating the Company’s AccessAnyWare document management repository and document workflow applications into its Oacis (Open Architecture Clinical Information System) Electronic Health Record solution.

In June 2010, the Company announced a referral marketing agreement with MRO Corp. of King of Prussia, PA, a leading provider of disclosure management applications and services for healthcare organizations. Through the agreement, MRO Corp. will refer the Company’s document workflow and management solutions to its hospital and healthcare clients seeking to bridge the productivity gap between paper-based processes and transaction-based healthcare information systems. The Company will refer MRO Corp. to its hospital and healthcare clients looking for disclosure management applications and services, such as ROI Onlinetm . Overall, this agreement expands penetration into new and existing markets for both organizations, and offers healthcare providers an opportunity to advance their facility’s technology and processes with integrated solutions.

In February 2012 the Company entered into a joint marketing agreement with FTI Consulting, a global business advisory firm which helps organizations protect and enhance their enterprise value. As part of the agreement, which has an initial term of three years, FTI Consulting will promote the benefits of the the Company’s business intelligence and analytic software solutions, and the Company will promote FTI Consulting’s consulting services to their respective clients and prospects in consideration for a share of revenues in case of successful placements.

Competition

Several companies historically have dominated the clinical information system software market and several of these companies have either acquired, developed or are developing their own document management and workflow technologies. The industry is undergoing consolidation and realignment as companies position themselves to compete more effectively. Strategic alliances between vendors offering health information management workflow and document management technologies and vendors of other healthcare systems are increasing. Barriers to entry to this market include technological and application sophistication, the ability to offer a proven product, a well-established client base and distribution channels, brand recognition, the ability to operate on a variety of operating systems and hardware platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities. The Company believes that these barriers taken together represent a moderate to high-level barrier to entry. The Company has many competitors including clinical information system vendors that are larger and more established and have substantially more resources than the Company.

The Company believes that the principal competitive factors in its market are client recommendations and references, company reputation, system reliability, system features and functionality (including ease of use), technological advancements, client service and support, breadth and quality of the systems, the potential for enhancements and future compatible products, the effectiveness of marketing and sales efforts, price, and the size and perceived financial stability of the vendor. In addition, the Company believes that the speed with which companies in its market can anticipate the evolving healthcare industry structure and identify unmet needs are important competitive factors.

The U.S. Healthcare System, U.S. Government Policy and Legislative Initiatives

The American Recovery and Reinvestment Act of 2009 (“Stimulus Bill” or “ARRA”) was enacted by the United States Congress and signed into law by President Barack Obama on February 17, 2009. ARRA allocated approximately $19 billion for health information technology investment to reduce direct spending for health benefits and improve overall efficiency and safety. The provision of the legislation that addresses health information technology specifically is known as the HITECH Act. The Company has not yet been able to measure substantial direct benefit from ARRA since its passage, and cannot be certain that it will be a direct financial beneficiary of any of its provisions. However, significant funds appear to remain unallocated, and full implementation remains in its infancy. Some highlights of the HITECH Act that may directly or indirectly impact the Company are noted below:

•

Intends to modernize U.S. healthcare system with health information technology (HIT) investments to reduce cost and improve quality of patient care, focusing on preventable errors and inefficient paper billing systems;

•	Goal of full deployment of EHR by 2014;

•	$19 billion investment in HITECH provision includes $40,000 per physician in EHR adoption incentives beginning in 2011 payable through 2016;

•	HIT extension programs for regional adoption via Regional Health Information Organizations (RHIO);

•	Funds earmarked to states to promote interoperable EHRs;

•	Education programs to train clinicians in EHRs;

•	Dramatically increase the number of HIT professionals (current shortage to meet aggressive EHR adoption plans);

•	Create HIT grant and loan programs; and

•	Accelerate construction of National Health Information Network (NHIN).

A January 2012 report from SK&A shows that 46% of physician offices use electronic healthcare records software, and in February 2012 the U.S. Department of Health and Human Services’ Secretary Kathleen Sebelius announced that a new survey conducted by the American Hospital Association and reported by the HHS Office of the National Coordinator for Health IT found that the percentage of U.S. hospitals that had adopted EHRs has more than doubled from 16 to 35 percent between 2009 and 2011.

The most recent data as of February 2012 from the Centers for Medicare & Medicaid Services (CMS) shows that the agency has thus far provided $3.12 billion in incentive payments to physicians, hospitals, and other health care providers who have started to meaningfully use EHRs to improve the quality of patient care. The Company believes that the HIPAA (Health Insurance Portability and Accountability Act) regulations are an additional impetus for healthcare to embrace the Company’s solutions as a means of ensuring compliance with federal regulations. Additionally, the healthcare industry is being strongly encouraged by many professional medical organizations to make greater use of information technology.

In 2007 the U.S. government required providers to move from the ICD-9 (International Statistical Classification of Diseases and Related Health Problems) scheme to the significantly more complex ICD-10 scheme. This change, along with the addition of 745 new diagnosis groups, increases the need for more efficient and accurate medical coding to reduce reimbursement risk. In February 2012, the U.S. Department of Health and Human Services announced that HHS would postpone the original date of October 1, 2013 for ICD-10 compliance for certain healthcare entities, but has yet to announce which entities or a new compliance date. This will give providers more time to prepare for the new scheme, and work with vendors to address the updated scheme in current software.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively the “Affordable Care Act”) was signed into law by President Obama on March 23, 2010. The Affordable Care Act places substantial emphasis on the expansion of healthcare coverage to a significant amount of the currently uninsured, and introduces significant new rules and regulations affecting the complete continuum of care. Provisions within the bill take effect at various dates from 2010 through 2014. Specifically, the implementation of the provisions in the Affordable Care Act may create new requirements for healthcare information technology, such as those offered by the Company, such as audit compliance to combat waste, fraud, and abuse. The Affordable Care Act, as passed, remains under congressional debate, and has had several legal suits brought against it in the federal courts, challenging its constitutionality. The Company has not yet been able to measure any direct benefit from the Affordable Care Act since its passage, and cannot be certain that we will be a direct financial beneficiary of any of its provisions in the future.

Section 302 of the Tax Relief and Health Care Act of 2006 created the Medicare Recovery Audit Contractor (RAC) program to identify improper Medicare payments, and the permanent RAC program is now implemented in all 50 states. Any provider that submits claims to Medicare can be reviewed, and providers are now seeing a growing number of RAC audits. Providers are implementing audit programs to proactively address their organization’s coding, billing, and documentation processes and increasingly utilizing software specifically designed to address RAC audits. By utilizing analytics and reports from such software, providers can ensure submitted claims are as accurate as possible and ultimately decrease the number of denied claims. The Company believes its audit software, along with its business analytics software, can assist healthcare organizations in addressing RAC audits specifically, as well as other types of payer audits.

Contracts

The Company enters into master agreements with its clients that specify the scope of the system to be installed and/or services to be provided by the Company, as well as the agreed upon aggregate price and the timetable for services. Typically these are multi-element arrangements which include a perpetual license which is installed locally at the client site (or the right to use the Company’s solutions as a part of SaaS services), and an initial maintenance term and third party components including hardware and software (included with SaaS services), and professional services for implementation, integration, process engineering, optimization and training. If the client purchases solutions via software as a service, the client is billed monthly for a specified term from one to seven years in length depending on the solution. The SaaS fee includes all maintenance and support services. SaaS clients also will utilize professional services for implementation, integration, process engineering, optimization and training, which is billed separately from the SaaS fees. Professional services are typically fixed fee arrangements billable to clients based on agreed-to milestones.

The commencement of revenue recognition varies depending on the size and complexity of the system, the implementation schedule requested by the client and usage by clients of software as a service. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period. The Company’s master agreements generally provide that the client may terminate its agreement upon a material breach by the Company, or may delay certain aspects of the installation. There can be no assurance that a client will not cancel all or any portion of a master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company’s business, financial condition, and results of operations. The Company does not have a history of contract cancellations; however delays are sometimes experienced in the course of the contract and are accounted for accordingly.

See also ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

License fees

The Company incorporates software licensed from various vendors into its proprietary software. In addition, third-party, stand-alone software is required to operate the Company’s proprietary software. The Company licenses these software products, and pays the required license fees when such software is delivered to clients.

Employees

As of January 31, 2012, the Company had 76 full-time employees, a net decrease of 16 during the fiscal year. The Company utilizes independent contractors to supplement its staff, as needed. None of the Company’s employees are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good. The Company’s success depends, to a significant degree, on its management, sales and technical personnel.

Requests for Documents

Copies of documents filed by the Company with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, etc., and all amendments to those reports, if any, can be found at the web site http://investor.streamlinehealth.net as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Copies can be downloaded free of charge from the Company web site or directly from the Securities and Exchange Commission web site, http://www.sec.gov/. Also, copies of the Company’s annual report on Form 10-K will be made available, free of charge, upon written request to the Company, attention: Corporate Secretary, 10200 Alliance Road, Suite 200, Cincinnati, Ohio 45242.

Materials that the Company files with the Securities and Exchange Commission may also be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. Information on the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2.    Properties

The Company’s principal offices are located at 10200 Alliance Road, Suite 200, Cincinnati, OH 45242-4716. The Company leases all of its properties. The current rental expense for all of these facilities approximated $444,000 for the year ended January 31, 2012. The following table references each property leased by the Company, such property’s general character, approximate size, lease term and any renewal option contained in such property’s lease.

Location	Area (Sq. Feet)	Principal Business Function	End of Term	Renewal Option
Cincinnati, OH	21,700	Corporate Office	July 15, 2015	None
Cincinnati, OH	1,166	Data Center	June 1, 2012	Auto-renewal
Atlanta, GA	2,997	Satellite Office	June 21, 2014	None
Encinitas, CA	200	Satellite Office	Month-to-month	None
Del Mar, CA	200	Satellite Office	Month-to-month	None

The Company believes that its facilities are adequate for its current needs and that suitable alternative space is available to accommodate expansion of the Company’s operations.

ITEM 3.    Legal Proceedings

The Company is, from time to time, a party to various legal proceedings and claims, which arise, in the ordinary course of business. The Company is not aware of any legal matters that will have a material adverse effect on the Company’s consolidated results of operations, consolidated financial position, or consolidated cash flow.

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s common stock trades on the Capital Market tier of The NASDAQ Stock Market under the symbol STRM. The table below sets forth the high and low sales prices for the Company’s common stock for each of the quarters in fiscal years 2011 and 2010, as reported by The NASDAQ Stock Market, Inc. The closing price of the Company’s common stock on April 12, 2012 was $1.68 per share as reported by The NASDAQ Stock Market, Inc.

Fiscal Year 2011	High	Low

4th Quarter (November 1, 2011 through January 31, 2012)	$1.86	$1.35
3rd Quarter (August 1, 2011 through October 31, 2011)	2.06	1.43
2nd Quarter (May 1, 2011 through July 31, 2011)	2.19	1.60
1st Quarter (February 1, 2011 through April 30, 2011)	2.05	1.44

Fiscal Year 2010	High	Low

4th Quarter (November 1, 2010 through January 31, 2011)	$1.99	$1.13
3rd Quarter (August 1, 2010 through October 31, 2010)	1.49	1.00
2nd Quarter (May 1, 2010 through July 31, 2010)	1.98	0.96
1st Quarter (February 1, 2010 through April 30, 2010)	2.74	1.90

According to the stock transfer agent’s records, the Company had 149 stockholders of record as of April 12, 2012. Because brokers and other institutions on behalf of stockholders hold many of such shares, the Company is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. The Company estimates that it has approximately 2,200 stockholders, based on information provided by the Company’s stock transfer agent from their search of individual participants in security position listings.

The Company has not paid any cash dividends on its common stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,205,550	(1, 2)	$1.88	554,915	(5)

Equity compensation plans not approved by security holders	715,000	(3)	$2.21	—	(4)

Total	1,920,550	(1, 2 & 3)	$2.22	554,915

(1)	Includes 7,500 options that can be exercised under the 1996 Employee Stock Option Plan.

(2)	Includes 1,198,050 options that can be exercised under the 2005 Incentive Compensation Plan.

(3)	Options granted under an inducement grant with terms as nearly as practicable identical to the terms and conditions of the Company’s 2005 Incentive Compensation Plan. The share and option awards are inducement grants, pursuant to NASDAQ Marketplace Rule 5635(c)(4).

(4)	The Company’s board of directors has not established any specific number of shares that could be issued without stockholder approval. Inducement grants to new key employees will be determined on a case-by-case basis. Other than possible inducement grants, the Company expects that all equity awards will be made under stockholder approved plans.

(5)	Includes 366,914 shares to be issued from the 2005 Incentive Compensation Plan and 188,001 shares to be issued from the Employee Stock Purchase Plan.

Sales of Unregistered Securities

In connection with Gabriel S. Waters’ appointment as Vice President of Business Development, the Company and Mr. Waters entered into an employment agreement dated March 28, 2011. Pursuant to that agreement the Company granted Mr. Waters the right to purchase 5,000 newly issued shares of common stock of the Company for $50 (i.e. their par value), and Mr. Waters completed such purchase as of that date. The issuance of such 5,000 shares constituted an inducement grant pursuant to NASDAQ Marketplace Rule 5635(c)(4). The sale and issuance of those shares were deemed by the Company to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) thereunder, as transactions by an issuer not involving any public offering. In October of 2011, the Company and Mr. Waters agreed to a mutual separation and as a result, Mr. Waters is no longer with the Company.

On December 7, 2011, as part of the purchase of the assets of Interpoint Partners, LLC (“Interpoint”), the Company issued a convertible promissory note (the “Convertible Note”) for $3,000,000, as part of the total initial purchase price of $5,000,000. Under the terms of the note, Interpoint may convert the outstanding principal balance and accrued interest into shares of the Company’s common stock at a conversion price of $2.00 per share at any time after December 31, 2012. No fractional shares can be issued upon conversion of the note. The sale and issuance of the note was deemed by the Company to be exempt from registration under the Securities Act by virtue of Section 4(2) thereunder, as transactions by an issuer not involving any public offering.

Additionally, the Company granted restricted stock on December 30, 2011 to certain members of the Company’s senior management team in lieu of annual cash bonuses. Robert E. Watson, president and chief executive officer, received 45,454 shares of restricted stock; Gary M. Winzenread, senior vice president and chief operating officer, received 18,181 shares of restricted stock; Richard D. Leach, senior vice president and chief marketing officer, received 15,151 shares of restricted stock; and Stephen H. Murdock, senior vice president and chief financial officer, received 13,636 shares of restricted stock. Two additional senior managers received a combined total of 20,605 restricted shares in lieu of cash.

ITEM 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

EXECUTIVE OVERVIEW

In fiscal 2011, management outlined five strategic areas of focus that would facilitate improving the performance of the Company. Those points included: become a market-facing organization; build a sales and distribution network to assure that the Company is aware of and is actively working to secure every new healthcare information technology opportunity that falls within the scope of the capabilities of the solutions set; leverage core competencies to broaden the scope of the solutions portfolio to expand the recurring revenue stream within the existing client base; build the human capital required to accomplish the foregoing; and most importantly, continuing to drive costs out of our infrastructure.

First, the Company developed an understanding of the needs of current clients specifically, and of the overall market place, in general. Using this data, the Company has rapidly transformed into an externally facing organization by aligning all externally facing functions: business development, sales, account management, marketing and product management. One of the top priorities for our Company is to personally connect with each of our clients. Through that basic concept of connection and community, the Company improved our relationships with our clients and enhanced those that were already strong. Direct client feedback and insights into the solution and services portfolio have been invaluable. Through this feedback, our clients have communicated that they believe the Company offers a strong value proposition that provides significant cost efficiencies, given our deep and meaningful integration with EMR vendors such as GE, Cerner, Allscripts, MEDITECH and Epic.

Second, the Company is actively working to secure more opportunities that fall within the scope of the capabilities of the solutions set. An indicator of the positive movement in this area is the recruitment of experienced sales executives and the realignment of responsibilities across the entire sales organization. For the fiscal year ended January 31, 2012 the Company closed $7.2 million in new bookings. These opportunities have come primarily from e-mail marketing campaigns, work the Company has done with partners such as GE Healthcare and FTI Consulting, and completion of the successful integration work with Epic. Additionally, the Company continues to be active in conference and trade shows, such as HIMSS and AHIMA. As the Company previously announced, the acquisition of Interpoint Partners, LLC was completed in December. The Company has successfully integrated the Interpoint solutions, which are complementary to the current solution set, and have extended the Company’s reach deeper into the revenue cycle and finance area of current clients, as well as opened up new opportunities. The Company added $237,000 in bookings directly related to Interpoint’s solutions (which the Company now refers to as Patient Financial Services) since the close of the Interpoint acquisition on December 7, 2011.

Third, the Company is leveraging core competencies to broaden the scope of the product portfolio and expand the recurring revenue stream within the client base. The Company believes that there is a significant opportunity to migrate more current licensed clients to the software as a service model, which will result in a more stable and predictable recurring revenue streams for the Company. On December 5, AccessAnyWare, our clinical content management system, version 5.1 became commercially available. This is not only an important milestone in the transition of the Company’s core solution, but it also opens the door to accelerate the planning with clients to migrate them to the updated version 5.2 platform. As clients transition to version 5.2, the Company will not only generate available professional services revenue, but we will have the opportunity to sell additional software solutions to those clients to help them improve their operational efficiency and financial results. Finally, the AccessAnyWare versions 1.9 and 5.1 are certified for meaningful use, meaning that clients are able use these versions to qualify for incentive funding under the HITECH Act passed in 2009.

Fourth, the Company has recruited and retained the human capital that is required to accomplish the other areas of strategic focus. The Company continues to be very selective when adding new associates, and will continue to recruit and retain associates that have had a successful, demonstrable career in a growth-oriented health care information technology environment. One key part of our culture change at the Company is to recognize the value of all of our associates by extending our stock option program to include every single associate. Management believes that this will ensure that they feel and, most importantly, act, like owners and stakeholders in the Company’s success.

Lastly, the Company has driven a significant amount of costs out of the infrastructure, while improving our efficiency and productivity, and making investments for the future of the Company.

From a solutions positioning standpoint, the Company believes it has an advantage in the marketplace, and clients highly value the operational and technical support that the Company’s associates provide.

Results of Operations

Acquisition of Interpoint Partners, LLC

On December 7, 2011, the Company completed the acquisition of substantially all of the assets of Interpoint Partners, LLC (“Interpoint”). The Company believes that the acquisition of Interpoint’s operations will provide clients with the advanced technology solutions that they need to improve key operational and financial performance metrics of their businesses. The Company paid a total initial purchase price for the Interpoint acquisition of $5,000,000, consisting of cash of $2,000,000 and issuance of a convertible subordinated note for $3,000,000, subject to certain adjustments related principally to the delivered working capital level and/or indemnification provisions. Additionally, the agreement provides for a contingent earn out payment in cash or an additional convertible subordinated note based on Interpoint’s financial performance for the 12 month period beginning 6 months after closing and ending 12 months thereafter. The Company also assumed certain current operating liabilities of Interpoint. The Company granted Interpoint registration rights relating to any common stock of the Company issued upon conversion of the convertible note. The acquisition of Interpoint has been accounted for as a purchase business combination. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The operations of Interpoint are consolidated with the results of the Company from December 7, 2011. Please refer to the audited financial statements and related footnotes for further details.

Statement of Operations for the fiscal years ended (amounts in thousands):

	Fiscal Year
	2011	2010	Change	% Change
Systems sales	$722	$2,558	$(1,836)	(72)%
Professional services	3,370	3,641	(271)	(7)%
Maintenance and support	8,868	7,857	1,011	13%
Software as a service	4,156	3,550	606	17%

Total revenues	17,116	17,606	(490)	(3)%

Cost of sales	8,884	11,291	(2,407)	(21)%
Selling, general and administrative	6,577	6,406	171	3%
Product research and development	1,409	1,760	(351)	(20)%

Total operating expenses	16,870	19,457	(2,587)	(13)%

Operating profit (loss)	246	(1,851)	2,097	113%
Other income (expense), net	(209)	(83)	(126)	(152)%
Income tax expense	(24)	(1,017)	993	98%

Net earnings(loss)	$13	$(2,951)	$2,964	100%

Adjusted EBITDA(1)	$3,825	$2,886	$939	32%

(1)	Non-GAAP measure meaning earnings before interest, tax, depreciation, amortization, and stock-based compensation expense. See “Use of Non-GAAP Financial Measures” for additional information and reconciliation.

The following table sets forth, for each fiscal year indicated, certain operating data as percentages:

Statement of Operations(1)

	Fiscal Year
	2011	2010
Systems sales	4.2%	14.5%
Professional services	19.7	20.7
Maintenance and support	51.8	44.6
Software as a service	24.3	20.2

Total revenues	100.0	100.0
Cost of sales	51.9	64.1
Selling, general and administrative	38.4	36.4
Product research and development	8.2	10.0

Total operating expenses	98.6	110.5

Operating profit (loss)	1.4	(10.5)
Other income (expense), net	(1.2)	(.5)
Income tax net loss	(0.1)	(5.8)

Net earnings(loss)	0.1%	(16.8)%

Cost of systems sales	309.9%	149.6%

Cost of services, maintenance and support	39.5%	48.4%

Cost of software as a service	43.7%	53.6%

(1)	Because a significant percentage of the operating costs are incurred at levels that are not necessarily correlated with revenue levels, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past operations nor are they necessarily indicative of the future operations of the Company in the near or long-term. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

Comparison of fiscal year 2011 with 2010

Revenues

Revenues consisted of the following (in thousands):

	Fiscal Year
	2011	2010	Change	% Change
System Sales:
Proprietary software	$227	1,674	$(1,447)	(86%)
Hardware & third party software	495	884	(389)	(44%)
Professional services	3,370	3,641	(271)	(7%)
Maintenance & support	8,868	7,857	1,011	13%
Software as a service(1)	4,156	3,550	606	17%

Total Revenues	$17,116	$17,606	$(490)	(3%)

(1)	Includes $287,000 of revenue earned from the acquired Interpoint operations subsequent to the acquisition.

Proprietary software — Revenues recognized from licensed software sales in fiscal 2011 were $227,000, as compared to $1,674,000 in fiscal 2010, a decrease of $1,447,000, or 86% from fiscal 2010. This decrease is attributable to the market demand shift towards SaaS, as well as the previously announced decrease in net new client opportunities from GE Healthcare.

Hardware and third party software — Revenues from hardware and third party software sales in fiscal 2011 were $495,000, a decrease of $389,000, or 44% from fiscal 2010. The decrease in hardware and third party software revenue in fiscal 2011 is primarily attributable to a decrease in hardware and third-party upgrades from the existing client base as well as the decrease in new licensed sales, as compared to fiscal 2010.

Professional services — Revenues from professional services in fiscal year 2011 were $3,370,000, a decrease of $271,000, or 7%, from fiscal 2010. The decrease is primarily attributable to the timing of which revenue could be recognized based on services performed.

Maintenance and support — Revenues from maintenance and support in fiscal year 2011 were $8,868,000, an increase of $1,011,000, or 13%, from fiscal 2010. The increase in maintenance and support results from the addition of new or renewed maintenance contracts signed with clients in fiscal 2011, as well as those signed in late fiscal 2010 as part of perpetual proprietary license sales. Typically maintenance renewals include a price increase based on the prevailing consumer price index, or increase in the product set purchased by the client.

Software as a service (SaaS) — Revenues from SaaS in fiscal 2011 were $4,156,000, an increase of $606,000, or 17%, from fiscal 2010. This increase is attributable to the recognition of add-on SaaS contracts and upgrade contracts signed by current clients, conversions of clients from licensed locally-installed systems to SaaS, and incremental revenues from operations acquired from Interpoint of approximately $287,000.

Revenues from remarketing partners — Total revenues from GE Healthcare or GE Healthcare source clients in fiscal year 2011 was $5,197,000, or 30% of total revenue; as compared to $5,873,000, or 33% of total revenue in fiscal 2010. Revenue by type and source is as follows (in thousands):

	Fiscal Year
	2011	2010	Change	% Change
Direct Revenue from GE Healthcare:
Third party hardware and software	$211	205	$6	3%
Proprietary software(1)	85	666	(581)	(87%)
Professional services	1,521	1,492	29	2%
Maintenance and support	2,850	3,091	(241)	(8%)
Software as a service	530	419	111	26%

Total direct GE revenue	$5,197	5,873	$(676)	(12%)

GE source revenue as a percent of total revenue	30%	33%

(1)	No proprietary software sales were sold through the remarketing agreement with GE in fiscal 2011.

In fiscal 2011, two clients ended their direct relationship with GE Healthcare, however these clients were retained as direct clients to the Company. The Company no longer shares revenue or pays any royalties on these revenues to GE Healthcare. Revenues from these clients are as follows (in thousands):

Fiscal 2011 Revenue
Third party hardware and software	$52
Proprietary software	37
Professional services	82
Maintenance and support	644
Software as a service	—

Total	$815

The Company relies on GE Healthcare for a significant amount of its revenues, the loss of which would have a material adverse effect on future results of operations. During the fourth quarter of fiscal 2010, the Company learned that GE Healthcare was shifting its organizational focus to upgrading its current clients to their latest version software to assist its clients in meeting meaningful use criteria under the HITECH act. This understanding continues through January 31, 2012. The Company’s remarketing agreement with GE Healthcare remains in effect, however the Company did not obtain any net new clients from the relationship in fiscal 2011. The opportunity to sell into GE Healthcare’s current client base that does not have the Company’s products remains, as well as the continuing ability to sell additional products and services into the existing jointly owned client base through the remarketing agreement. All signed contracts or purchase orders with GE Healthcare to purchase proprietary software, SaaS, professional services, and maintenance, are expected to be fully honored.

Total revenues from Telus Health were $1,151,000 in fiscal year 2011, or 7% of total revenues as compared to $1,073,000 in fiscal year 2010, or 6% of total revenues. Revenue by type and source is as follows (in thousands):

	Fiscal Year
	2011	2010	Change	% Change
Revenue from Telus Health:
Third party hardware and software	$39	232	$(193)	(85%)
Proprietary software	—	184	(184)	(100%)
Professional services	520	387	133	34%
Maintenance and support	592	270	322	119%
Software as a service	—	—	—	—

Total revenue from Telus Health	$1,151	1,073	$78	7%

Telus Health related revenues as a percent of total revenue	7%	6%

Cost of Sales

	Fiscal Year
(in thousands):	2011	2010	Change	% Change
Cost of system sales	$2,238	$3,827	$(1,589)	(42%)
Cost of professional services	2,630	3,121	(491)	(16%)
Cost of maintenance and support	2,200	2,440	(240)	(10%)
Cost of software as a service	1,816	1,903	(87)	(5%)

Total cost of sales	$8,884	$11,291	$(2,407)	(21%)

Cost of systems sales includes amortization and impairment of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The relatively fixed cost of the capitalized software amortization, without the addition of any impairment charges, compared to the variable nature of system sales causes these percentages to vary dramatically. The decrease in fiscal 2011 cost of sales is primarily the result of the fiscal 2010 impairment charge of $755,000 on capitalized software development costs on certain workflows. The remaining decrease is the result of a $506,000 decrease in amortization expense, as well as reduced hardware and third party software sales, which reduces the associated direct costs.

The cost of professional services includes compensation and benefits for personnel, and related expenses. The decrease in expense is primarily due to a significant reduction in staffing which took place in the second quarter of fiscal 2011, and significant other cost cutting measures implemented by management. This was partially offset by an incremental increase in expense of $126,000 attributable to the inclusion of Interpoint operations.

The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third party maintenance contracts. These decreases are primarily due to a significant reduction in staffing which took place in the second quarter of fiscal 2011, and consolidation or renegotiation of third party maintenance contract associated with supporting the client base. This was partially offset by incremental increase in expense of $9,000 attributable to the inclusion of Interpoint operations.

The cost of software as a service is relatively fixed, but subject to inflation for the goods and services it requires. The decrease is primarily attributable to decreased depreciation due to older assets becoming fully depreciated and a decrease in third party license and maintenance expenses due to consolidation and renegotiation of contracts with vendors. These decreases are partially offset by depreciation of new equipment and new third party maintenance contracts from infrastructure spending as the Company added new or add-on SaaS contracts in the third and fourth quarters of fiscal 2011. This decrease was partially offset by incremental increase in expense of $40,000 attributable to the inclusion of Interpoint operations.

Selling, General and Administrative Expense

	Fiscal Year
(in thousands):	2011	2010	Change	% Change
General and administrative expenses	4,290	4,086	204	5%
Sales and marketing expenses	2,287	2,321	(34)	(1%)

Selling, general, and administrative	$6,577	$6,407	$170	3%

General and administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The increase over the prior year is primarily due to increases in professional fees, equity awards expense, accrued vacation expense, and is partially offset by reductions in severance costs, and reductions in use of third party contractors. Amortization of intangible assets added incremental expense to fiscal 2011 due to the amortization of assets acquired as part of the acquisition of Interpoint. Excluding the impact of the Interpoint acquisition, general and administrative expenses would be $4,095,000 or 24% of total revenue for fiscal 2011.

Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales and marketing staff; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses. Sales and marketing expense decreased due to reduced commissions expense, reduced severance costs, and was offset by increased equity awards expense, and performance and inducement bonus expenses. Excluding the impact of the Interpoint acquisition, sales and marketing expenses would be $2,197,000 or 13% of total revenue for fiscal 2011.

Product Research and Development

	Fiscal Year
(in thousands):	2011	2010	Change	% Change
Research and development expense	$1,409	$1,760	$(351)	(20%)
Capitalized research and development cost	2,600	2,701	(101)	(4%)

Total R&D Cost(1)	$4,009	$4,461	$(452)	(10%)

(1)	Total cash spend on research and development

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Research and development expense decreased due to a reduction in staffing, and an increase to the number of hours available to be capitalized which is reflected in the capitalized research and development costs. Research and development expenses in fiscal 2011 and 2010, as a percentage of revenues, were 8% and 10%, respectively. Excluding the impact of the Interpoint acquisition, research and development expense would be $1,315,000 or 8% of total fiscal 2011 revenue.

Other Income (Expense)

Interest expense in fiscal 2011 was $179,000 compared to $116,000 in fiscal 2010. Interest expense consists of interest and commitment fees on the line of credit, interest on the term loan entered into in conjuction with the Interpoint acquisition, interest on the convertible note entered into in conjuction with the Interpoint acquisition, and remaining interest on a capital lease for computer equipment which expired in January 2012. Interest expense increased during 2011 primarily because of the increase from the term loan and convertible note. Losses on foreign currency recognized on Canadian receivables were $9,000, as compared to $34,000 in gains in fiscal 2010.

Provision for Income Taxes

The Company recorded a tax provision of $24,000 at January 31, 2012 which is comprised of state and local taxes and alternative minimum tax. The tax provision of $1,017,000 for fiscal 2010 consists of state and local taxes, alternative minimum tax, and an increase to the valuation allowance on deferred tax assets in the amount of $997,000. The Company determined it was more likely than not that the deferred tax amount will be realized. At January 31, 2012 and 2010 the net realizable value of deferred tax assets was $878,000.

Backlog

	2011	2010
Company proprietary software	$181,000	$163,000
Hardware and third party software	194,000	66,000
Professional services	5,945,000	4,629,000
Maintenance and support	10,504,000	5,384,000
Software as a service	10,542,000	7,362,000

Total	$27,366,000	$17,604,000

At January 31, 2012 the Company had master agreements and purchase orders from clients and remarketing partners for systems and related services which have not been delivered or installed which, if fully performed, would generate future revenues of approximately $27,366,000 compared with $17,604,000 at January 31, 2011.

The Company’s proprietary software backlog consists of signed agreements to purchase software licenses. Typically, this is software that is not yet generally available, or the software is generally available and the client has not taken possession of the software.

Third party hardware and software consists of signed agreements to purchase third party hardware or third party software licenses that have not been delivered to the client. These are products that the Company resells as components of the solution a client purchases. The increase in backlog is primarily due to three clients which have made purchases for future systems implementations. These items are expected to be delivered in the next twelve months as implementations commence.

Professional services backlog consists of signed contracts for services that have yet to be performed. Typically backlog is recognized within twelve months of the contract signing. The increase in backlog is due to several clients that signed contracts during fiscal 2011 for add-on solutions, upgrades, or expansion of services at additional locations for which contracted services have not yet been performed.

Maintenance and support backlog consists of maintenance agreements for licenses of the Company’s proprietary software and third party hardware and software with clients and remarketing partners for which either an agreement has been signed, a purchase order under a master agreement has been received, or payment has been received. The Company includes in backlog the signed agreements through their respective renewal dates. Typical maintenance contracts are for a one year term and are renewed annually. Clients typically prepay maintenance and support which is billed 30-60 days prior to the beginning of the maintenance period. The Company does not expect any significant client attrition over the next 12 months. Maintenance and support backlog at January 31, 2012 was $10,504,000 as compared to $5,384,000 at January 31, 2011. The Company expects to recognize approximately $6,600,000 out of January 31, 2012 backlog in fiscal 2012. A significant portion of the increase in maintenance and support backlog is due to one client which signed an extended maintenance contract for five years. This five year agreement added approximately $4,600,000 to backlog at January 31, 2012, for which the Company expects to recognize approximately $1,100,000 in fiscal 2012, and the remaining $3,500,000 in fiscal 2013 through fiscal 2016. Other factors which increased backlog are add-on solutions sold in fiscal 2011 and those sold in late fiscal 2010 for which maintenance revenue was recognized for a full year in fiscal 2011. Additionally, as part of renewals contracts are typically subject to an annual increase in fees based on market rates and inflationary metrics.

At January 31, 2012, the Company had entered into software as a service agreements, which are expected to generate revenues of $10,542,000 through their respective renewal dates in fiscal years 2012 through 2018. Typical SaaS terms are one to seven years in length. SaaS backlog and terms are as follows (in thousands):

	SaaS backlog at January 31, 2012	Average remaining months in term
7 year term	$1,308	71
5 year term	6,365	30
3 year term(1)	1,491	19
Less than 3 year term(1)	1,378	7

Total SaaS backlog	$10,542

(1)	These contracts are primarily clients either acquired as part of the Interpoint acquisition or were signed subsequent to the acquisition at December 7, 2011.

The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system; the implementation schedule requested by the client and ultimately the official go-live on the system. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period.

All of the Company’s master agreements generally provide that the client may terminate its agreement upon a material breach by the Company, or may delay certain aspects of the installation. There can be no assurance that a client will not cancel all or any portion of a master agreement or delay portions of the agreement. A termination or delay in one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company’s financial condition, and results of operations.

Use of Non-GAAP Financial Measures

In order to provide investors with greater insight, and allow for a more comprehensive understanding of the information used by management and the board of directors in its financial and operational decision-making, the

Company may supplement the Consolidated Financial Statements presented on a GAAP basis in this annual report on Form 10-K with the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin.

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

The board of directors and management also use these measures as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and, (ii) as a performance evaluation metric in determining achievement of certain executive and associate incentive compensation programs.

The Company’s lenders use Adjusted EBITDA to assess our operating performance. The Company’s credit agreements with its lender require delivery of compliance reports certifying compliance with financial covenants certain of which are based on an adjusted EBITDA measurement that is the same as the Adjusted EBITDA measurement reviewed by our management and board of directors.

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

The following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net income, a comparable GAAP-based measure, as well as earnings (loss) per diluted share to Adjusted EBITDA per diluted share. All of the items included in the reconciliation from net earnings (loss) to EBITDA to Adjusted EBITDA and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing the Company’s on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other non-recurring items, management believes that investors may find it useful to assess the Company’s operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

The following table reconciles net earnings (loss) to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share for the fiscal years ended January 31, 2012 and 2011 (amounts in thousands, except per share data):

	Fiscal Year
Adjusted EBITDA Reconciliation	2011	2010
Net earnings (loss)	$13	$(2,951)
Interest expense	179	117
Tax expenses(1)	24	1,017
Depreciation	728	850
Amortization of capitalized software development costs(2)	1,973	3,175
Amortization of intangible assets	13	—

EBITDA	2,930	2,208

Stock-based compensation expense	895	678

Adjusted EBITDA	$3,825	$2,886

Adjusted EBITDA Margin(3)	22%	16%

Adjusted EBITDA per diluted share	2011	2010
Earnings (loss) per share — diluted	$0.00	$(0.31)
Adjusted EBITDA per adjusted diluted share	$0.39	$0.30

Diluted weighted average shares	9,899,073	9,504,986
Includable incremental shares — adjusted EBITDA(4)	—	83,353

Adjusted diluted shares	9,899,073	9,588,339

(1)	Fiscal 2010 includes a non-cash increase to the valuation allowance of $997,000

(2)	Fiscal 2010 amortization expense includes $755,000 of impairment charges for certain capitalized software development costs

(3)	Adjusted EBITDA as a percentage of GAAP revenues

(4)	The number of incremental shares that would be dilutive under profit assumption, only applicable under a GAAP net loss. If GAAP profit is earned in the current period, no additional incremental shares are assumed

Application of Critical Accounting Policies

The following is a summary of the Company’s most critical accounting policies. See Note B of our Consolidated Financial Statements for a complete discussion of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

Revenue Recognition

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

If the Company determines that any of the above criteria has not been met, the Company will defer recognition of the revenue until all the criteria have been met. If non-standard acceptance periods or non-standard performance criteria, cancellation or right of refund terms are required, revenue is recognized upon the satisfaction of such criteria, as applicable.

Multiple Element Arrangements

On February 1, 2011, we adopted Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”) on a prospective basis. The Company follows accounting guidance for revenue recognition of multiple deliverable revenue arrangements (meaning the delivery or performance of multiple products, services and/or rights to use assets) to determine whether such arrangements contain more than one unit of accounting. To qualify as a separate unit of accounting, the delivered item must have value to the client on a stand-alone basis (meaning the item can be sold separately by any vendor or the client could resell the item on a stand-alone basis). Additionally, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items must be considered probable and substantially in the control of the vendor.

Allowance for Doubtful Accounts

Accounts and contract receivables are comprised of amounts owed the Company for solutions and services provided. Contracts with individual clients and resellers determine when receivables are due and payable. In determining the allowance for doubtful accounts, the unpaid receivables are reviewed monthly to determine the payment status based upon the most currently available information as to the status of the receivables. During these monthly reviews, the Company determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its clients or resellers to make required payments.

Capitalized Software Development Costs

Software development costs are accounted for in accordance with ASC 985-20 Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and designing phase of software development are classified as research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and quality assurance, are capitalized until available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is over the estimated economic life of the software, using the straight-line method. Amortization commences immediately following when a solution is available for general release to clients. Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination. The Company reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization.

Liquidity and Capital Resources

The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development, capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, interest payments on debt, and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded by cash generated by operations and borrowings under credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash balances at January 31, 2012 and 2011 were $2,243,000 and $1,404,000, respectively. Continued expansion may require the Company to take on additional debt, or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.

Significant cash obligations

(in thousands)	Fiscal Year
	2011	2010
Line of credit	$—	$1,200
Term loan	4,120	—
Convertible note	3,000	—
Contingent consideration for earn-out(1)	1,232	—
Capital leases	—	184

(1)	Estimated for financial disclosure purposes only. Please reference “Note F – Debt” in Item 8 for additional information.

In December 2011, the Company signed a definitive asset purchase agreement to purchase substantially all of Interpoint’s assets for a combination of cash and a convertible subordinated note totaling $5,000,000. Additionally, the Agreement provided for a contingent earn out payment in cash or convertible subordinated notes based on Interpoint’s financial performance for the twelve month period beginning six months after closing and ending 12 months thereafter. Please reference “Note F—Debt” in Item 8 for additional information.

In conjunction with the Interpoint acquisition, the Company entered into a subordinated credit agreement with Fifth Third Bank in which the bank provided the Company with a $4,120,000 two-year term loan, the proceeds of which were used to finance the cash portion of the acquisition purchase price, as well as pay down the outstanding balance of the Company’s revolving line of credit with the bank. The Company also entered into a Senior Credit Agreement with Fifth Third Bank, whereby the bank provided the Company with a $3,000,000 revolving line of credit that replaces the existing revolving line of credit with Fifth Third Bank. Please reference a Note F—Debt” in Item 8 for additional information.

Operating cash flow activities

(in thousands)	Fiscal Year
	2011	2010
Net income	$13	$(2,951)
Non-cash adjustments to income	3,795	5,702
Cash impact of changes in assets and liabilities	(912)	643

Annual operating cash flow	$2,896	$3,394

Net cash provided by operating activities in fiscal 2011 decreased in the current year primarily due to an increase in profitability. Prior year non-cash adjustments were significantly higher due to an impairment loss on capitalized software development costs of $755,000, the incremental increase to the valuation allowance for deferred tax assets of $997,000, and higher amortization expense of capitalized software development costs. The Company’s implementation of cost reduction plans significantly reduced the use of operating cash for personnel costs and other operating expenses. This decrease was partially offset by an increased use of operating cash for the Interpoint acquisition.

The Company’s clients typically have been well-established hospitals or medical facilities or major health information system companies that resell the Company’s solutions, which have good credit histories and payments have been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with clients often involve significant amounts and contract terms typically require clients to make progress payments. Adverse economic events, as well as uncertainty in the credit markets, may adversely affect the availability of financing for some of our clients.

Investing cash flow activities

(in thousands)	Fiscal Year
	2011	2010
Purchases of property and equipment	$(408)	$(530)
Capitalized software development costs	(2,600)	(2,701)
Other	—	3
Payment for acquisition	(2,125)	—

Annual investing cash flow	$(5,133)	$(3,228)

The acquisition of Interpoint accounts for the majority of the increase in cash flows used in investing activities.

The Company estimates that to replicate its existing software would cost significantly more than the stated net book value of $9,830,000 at January 31, 2012. Many of the programs related to capitalized software development continue to have significant value to the Company’s current solutions and those under development, as the concepts, ideas, and software code are readily transferable and are incorporated into new solutions.

Financing cash flow activities

(in thousands)	Fiscal Year
	2011	2010
Proceeds from term loan	4,120	—
Net change under revolving credit facility	(1,200)	300
Other	156	(86)

Annual financing cash flow	3,076	214

The increase in cash from financing activities was primarily the result of proceeds from the term loan financing entered into as part of the Interpoint acquisition. The remaining change primarily consists of $404,000 of cash flow provided by the stock subscription sale in the fourth quarter, and offset by decreases in cash of $157,000 for deferred financing costs, and $184,000 for the remaining payments on the capital lease which expired in January 2012.

ITEM 8.    Financial Statements And Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Streamline Health Solutions, Inc.

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Streamline Health Solutions, Inc. and subsidiaries (the “Company”) as of January 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streamline Health Solutions, Inc. and subsidiaries at January 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois April 25, 2012	/s/ BDO USA, LLP

CONSOLIDATED BALANCE SHEETS

	January 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,243,054	$1,403,949
Accounts receivable, net of allowance for doubtful accounts of $100,000	4,484,605	2,620,756
Contract receivables	430,370	680,096
Prepaid hardware and third party software for future delivery	38,193	72,259
Prepaid client maintenance contracts	788,917	794,299
Other prepaid assets	256,104	200,056
Deferred income taxes	167,000	167,000

Total current assets	8,408,243	5,938,415

Non-current assets:
Property and equipment:
Computer equipment	2,892,885	2,708,819
Computer software	2,131,730	1,947,135
Office furniture, fixtures and equipment	756,375	747,867
Leasehold improvements	667,000	639,864

	6,447,990	6,043,685
Accumulated depreciation and amortization	(5,232,321)	(4,517,860)

Property and equipment, net	1,215,669	1,525,825

Contract receivables, less current portion	221,596	241,742
Capitalized software development costs, net of accumulated amortization of $14,805,236 and $12,832,347, respectively	9,830,175	7,575,064
Intangible assets, net	417,666	—
Deferred financing cost, net	145,857	—
Goodwill	4,060,504	—
Other, including deferred taxes of $711,000, respectively	841,348	734,376

Total non-current assets	16,732,815	10,077,007

	$25,141,058	$16,015,422

See accompanying notes.

CONSOLIDATED BALANCE SHEETS — (Continued)

	January 31,
	2012	2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$879,027	$565,252
Accrued compensation	887,130	1,163,843
Accrued other expenses	479,526	480,422
Current portion of capital lease obligations	—	183,637
Current portion of deferred revenues	6,496,938	5,766,795

Total current liabilities	8,742,621	8,159,949

Non-current liabilities:
Line of credit	—	1,200,000
Term loan	4,120,000	—
Convertible note	3,000,000	—
Contingent consideration for earn-out	1,232,720	—
Lease incentive liability, less current portion	47,193	61,034

Non-current liabilities	8,399,913	1,261,034

Total liabilities	17,142,534	9,420,983
Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized; 10,433,716 and 9,856,517 shares issued and outstanding, respectively	104,338	98,565
Additional paid in capital	38,360,980	36,975,242
Accumulated deficit	(30,466,794)	(30,479,368)

Total stockholders’ equity	7,998,524	6,594,439

	$25,141,058	$16,015,422

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	2011	2010
Revenues:
Systems sales	$722,195	$2,557,797
Professional services	3,369,875	3,641,265
Maintenance and support	8,867,697	7,856,704
Software as a service	4,156,441	3,550,225

Total revenues	17,116,208	17,605,991

Operating expenses:
Cost of systems sales	2,237,899	3,827,313
Cost of services, maintenance and support	4,830,117	5,561,578
Cost of software as a service	1,815,986	1,902,521
Selling, general and administrative	6,577,101	6,406,190
Research and development	1,408,749	1,759,694

Total operating expenses	16,869,852	19,457,296

Operating profit (loss)	246,356	(1,851,305)
Other income (expense):
Interest expense	(178,524)	(116,392)
Miscellaneous income (expenses)	(30,943)	34,080

Earnings (loss) before income taxes	36,889	(1,933,617)
Income tax (expense)	(24,315)	(1,017,000)

Net earnings (loss)	$12,574	$(2,950,617)

Basic net earnings (loss) per common share	$.00	$(.31)

Number of shares used in basic per common share computation	9,887,841	9,504,986

Diluted net earnings (loss) per common share	$.00	$(.31)

Number of shares used in diluted per common share computation	9,899,073	9,504,986

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

	Convertible redeemable preferred stock	Common stock	Additional paid in capital	Accumulated other comprehensive income	Accumulated (deficit)	Total stockholders’ equity
Balance at January 31, 2010	$—	$94,368	$36,160,126	$5,620	$(27,528,751)	$8,731,363
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	1,335	139,306	—	—	140,641
Restricted stock issued	—	2,862	(2,362)	—	—	500
Share-based compensation expense	—	—	678,172	—	—	678,172
Unrecognized benefit of foreign currency forward contracts	—	—	—	(5,620)	—	(5,620)
Net (loss)				—	(2,950,617)	(2,950,617)

Balance at January 31, 2011	—	98,565	36,975,242	—	(30,479,368)	$6,594,439
Stock issued to Employee Stock Purchase Plan and exercise of stock options	—	621	91,852	—	—	92,473
Restricted stock issued	—	2,704	(2,454)	—	—	250
Share subscription sale	—	2,448	401,540	—	—	403,988
Share-based compensation expense	—	—	894,800	—	—	894,800
Net earnings	—	—	—	—	12,574	12,574

Balance at January 31, 2012	$—	$104,338	$38,360,980	$—	$(30,466,794)	$7,998,524

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2011	2010
Operating activities:
Net earnings (loss)	$12,574	$(2,950,617)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	727,794	850,383
Amortization of capitalized software development costs	1,972,889	2,420,519
Amortization of intangible assets	13,977	—
Impairment loss on capitalized software development costs	—	754,709
Deferred tax provision	—	997,000
Loss on disposal of fixed assets	26,667	1,050
Share-based compensation expense	894,800	678,172
Provision for accounts receivable	159,000	—
Changes in assets and liabilities, net of assets acquired:
Accounts and contract receivables	(1,485,634)	(291,914)
Other assets	(47,081)	440,379
Accounts payable	202,395	(322,676)
Accrued expenses	(311,449)	608,526
Deferred revenues	730,143	208,253

Net cash provided by operating activities	2,896,075	3,393,784

Investing activities:
Purchases of property and equipment	(408,064)	(530,434)
Capitalization of software development costs	(2,600,000)	(2,701,000)
Payment for acquisition	(2,124,479)	—
Other	—	2,622

Net cash used in investing activities	(5,132,543)	(3,228,812)

Financing activities:
Proceeds from term loan	4,120,000	—
Payment of deferred financing costs	(157,500)	—
Net change under revolving credit facility	(1,200,000)	300,000
Proceeds from exercise of stock options and stock purchase plan	92,722	141,141
Proceeds from stock sale	403,988	—
Payments on capital lease	(183,637)	(227,337)

Net cash provided by financing activities	3,075,573	213,804

Increase in cash and cash equivalents	839,105	378,776
Cash and cash equivalents at beginning of year	1,403,949	1,025,173

Cash and cash equivalents at end of year	$2,243,054	$1,403,949

Supplemental cash flow disclosures:
Interest paid	$92,431	$74,898

Income taxes paid	$20,136	$47,658

Supplemental disclosure of non-cash financing activities:
Convertible note payable issued in conjunction with acquisition	$3,000,000	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE A — ORGANIZATION AND DESCRIPTION OF BUSINESS

Streamline Health Solutions, Inc. (the “Company”) operates in one segment as a provider of healthcare information technology through the licensing of its Electronic Health Information Management, Patient Financial Services and other Workflow software applications and the use of such applications by software as a service. The Company also provides implementation and consulting services to complement its software solutions. The Company’s software and services enable hospitals and integrated healthcare delivery systems in the United States and Canada to capture, store, manage, route, retrieve, and process vast amounts of patient clinical, financial and other healthcare provider information.

Fiscal Year

All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following year.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, Streamline Health, Inc. and IPP Acquisition, LLC. All significant intercompany transactions are eliminated in consolidation.

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

Receivables

Accounts and contract receivables are comprised of amounts owed to the Company for licensed software, professional services, including maintenance services and software as a service and are presented net of the allowance for doubtful accounts. The timing of revenue recognition may not coincide with the billing terms of the client contract, resulting in unbilled receivables or deferred revenues; therefore certain contract receivables represent revenues recognized prior to client billings. Individual contract terms with clients or resellers determine when receivables are due. For billings where the criteria for revenue recognition have not been met, deferred revenue is recorded until all revenue recognition criteria have been met.

Allowance for Doubtful Accounts

In determining the allowance for doubtful accounts, aged receivables are analyzed monthly by management. Each identified receivable is reviewed based upon the most recent information available, the client comments, if any, and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. During these monthly reviews, the Company determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its clients or resellers to make required payments. The allowance for doubtful accounts was $100,000 at January 31, 2012 and 2011. The Company believes that its reserve is adequate, however results may differ in future periods.

Bad debt expense for fiscal years 2011 and 2010 are as follows:

	2011	2010
Bad debt expense	$159,000	$—

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method, over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Computer equipment and software	3-4 years
Office equipment	5 years
Office furniture and fixtures	7 years
Leasehold improvements	Term of lease

In fiscal 2010, the Company entered into a Second Amendment to the Lease Agreement signed in fiscal 2005 for the Company’s principal executive offices. The lease term expires July 31, 2015. In connection with the amendment, the property owner provided certain lease inducements to the Company, including a three month rent allowance equivalent to $42,000. The rent allowance is granted in three equal allotments on the first, second, and third anniversaries of the amendment execution date. The Company has accounted for the value of these inducements by recognizing the total allowance benefit over the term of the lease, and recording rent expense on a straight line basis.

As part of the Interpoint acquisition on December 7, 2011, the Company assumed a lease agreement for office space in Atlanta, Georgia. The lease term expires on June 21, 2014.

Depreciation expense for property and equipment in fiscal 2011 and 2010 was $728,000 and $850,000, respectively.

Leased computer equipment and software meeting certain criteria are capitalized and the present value of the related lease payments is recorded as a liability. Depreciation of the capitalized lease assets is computed on the straight-line method over the term of the lease. The historical cost of the leased equipment is $356,000 and has a net book value of $178,000 and $257,000 at January 31, 2012 and 2011, respectively. The lease for these assets expired in January 2012, and the bargain purchase option was exercised by the Company.

Normal repair and maintenance is expensed as incurred. Replacements are capitalized and the property and equipment accounts are relieved of the items being replaced or disposed of, if no longer of value. The related cost and accumulated depreciation of the disposed assets are eliminated and any gain or loss on disposition is included in the results of operations in the year of disposal.

Impairment of Long-Lived Assets

The Company reviews the carrying value of the long-lived assets whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Among the factors the Company considers in making the evaluation are changes in market position and profitability. If facts and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows of the specific asset and determine if the long-lived assets are recoverable based on these undiscounted cash flows. If impairment is indicated, an adjustment will be made to reduce the carrying amount of these assets to their fair value.

Capitalized Software Development Costs

Software development costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The Company capitalized approximately $2,600,000 and $2,701,000 in fiscal 2011 and 2010, respectively. The Company acquired $1,628,000 of internally developed software through the acquisition described in Note C Acquisitions.

Amortization is provided on a solution-by-solution basis over the estimated economic life of the software, using the straight-line method. Amortization commences when a solution is available for general release to clients.

Amortization expense was approximately $1,973,000 and $2,420,000 in fiscal 2011 and 2010, respectively. In fiscal 2010, an impairment of $755,000 for certain capitalized assets was identified and recorded in amortization expense.

Research and development expense, net of capitalized amounts, was $1,409,000 and $1,760,000 in fiscal 2011 and 2010, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company’s long-term debt approximates fair value since the interest rates being paid on the amounts approximate the market interest rate.

Revenue Recognition

The Company derives revenue from the sale of internally developed software either by licensing or by software as a service, through the direct sales force or through third-party resellers. Licensed locally-installed clients utilize the Company’s support and maintenance services for a separate fee, whereas SaaS fees include support and maintenance. The Company also derives revenue from professional services that support the implementation, configuration, training, and optimization of the applications. Additional revenues are also derived from reselling third-party software and hardware components.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the Company determines that any of the above criteria has not been met, the Company will defer recognition of the revenue until all the criteria have been met. Maintenance and support, and SaaS agreements entered into are generally non-cancelable, or contain significant penalties for early cancellation, although clients typically have the right to terminate their contracts for cause if the Company fails to perform material obligations. However, if non-standard acceptance periods or non-standard performance criteria, cancellation or right of refund terms are required, revenue is recognized upon the satisfaction of such criteria, as applicable.

Revenues from resellers are recognized gross of royalty payments to resellers.

Multiple Element Arrangements

On February 1, 2011, we adopted Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”) on a prospective basis. ASU 2009-13 amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

•	Provide updated guidance on how deliverables of an arrangement are separated, and how consideration is allocated;

•	Eliminate the residual method and require entities to allocate revenue using the relative selling price method and;

•

Require entities to allocate revenue to an arrangement using the estimated selling price (“ESP”) of deliverables if it does not have vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling price

Terms used in evaluation are as follows:

•	VSOE — the price at which an element is sold as a separate stand-alone transaction

•	TPE — the price of an element, charged by another company that is largely interchangeable in any particular transaction

•	ESP — the Company’s best estimate of the selling price of an element of the transaction

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple solutions, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the client on a stand-alone basis. Stand-alone value to a client is defined in the guidance as those that can be sold separately by any vendor or the client could resell the item on a stand-alone basis. Additionally, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items must be considered probable and substantially in the control of the vendor.

The Company has a defined pricing methodology for all elements of the arrangement and proper review of pricing to ensure adherence to Company policies. Pricing decisions include cross-functional teams of senior management, which uses market conditions, expected contribution margin, size of the client’s organization, and pricing history for similar solutions when establishing the selling price.

Software as a service

The Company uses ESP to determine the value for a software as a service arrangement as the Company cannot establish VSOE and TPE is not a practical alternative due to differences in functionality from our competitors. Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution, and include calculating the equivalent value of maintenance and support on a present

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value basis over the term of the initial agreement period. Typically revenue recognition commences upon client go-live on the system, and is recognized ratably over the contract term. The software portion of SaaS does not need material modification to achieve its contracted function.

System Sales

The Company uses the residual method to determine fair value for proprietary software license sold in a multi-element arrangement as the Company cannot establish fair value for all of the undelivered elements. Typically pricing decisions for proprietary software rely on the relative size and complexity of the client purchasing the solution. Third party components are resold at prices based on a cost plus margin analysis. The proprietary software and third party components do not need any significant modification to achieve its intended use. When these revenues meet the all criteria for revenue recognition, and are determined to be separate units of accounting revenue is recognized. Typically this is upon shipment of components or electronic download of software. Proprietary licenses are perpetual in nature, and license fees do not include rights to version upgrades, fixes or service packs.

Maintenance and Support Services

The maintenance and support components are not essential to the functionality of the software and clients renew maintenance contracts separately from software purchases at renewal rates materially similar to the initial rate charged for maintenance on the initial purchase of software. The Company uses VSOE of fair value to determine fair value of maintenance and support services. Rates are set based on market rates for these types of services, and the Company’s rates are comparable to rates charged by our competitors, which is based on the knowledge of the marketplace by senior management. Generally, maintenance and support is calculated as a percentage of the list price of the proprietary license being purchased by a client. Clients have the option of purchasing additional annual maintenance service renewals each year for which rates are not materially different from the initial rate, but typically include a nominal rate increase based on the consumer price index. Annual maintenance and support agreements entitle clients to technology support, upgrades, bug fixes and service packs.

Professional Services

Professional services components are not essential to the functionality of the software and from time to time these services are sold separately by the Company, similar services are sold by other vendors, and clients can elect to perform similar services in-house. When professional services revenues are a separate unit of accounting, revenues are recognized as the services are performed. The Company uses VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. The Company typically sells professional services on a fixed fee basis. The Company monitors projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. The Company’s accounts receivable are concentrated in the healthcare industry. However, the Company’s clients typically are well-established hospitals, medical facilities, or major health information systems companies that resell the Company’s solutions that have good credit histories and payments have been received within normal time frames for the industry. However, some hospitals and medical facilities have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities and extended payment of receivables from these entities is not uncommon.

To date, the Company has relied on a limited number of clients and remarketing partners for a substantial portion of its total revenues. The Company expects that a significant portion of its future revenues will continue to be generated by a limited number of clients and its remarketing partners.

The Company currently buys all of its hardware and some major software components of its healthcare information systems from third-party vendors. Although there are a limited number of vendors capable of supplying these components, management believes that other suppliers could provide similar components on comparable terms.

Business Combinations

The assets acquired, liabilities assumed, and contingent consideration are recorded at their fair value on the acquisition date with subsequent changes recognized in earnings. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business combination date. As a result, during the preliminary purchase price measurement period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price measurement period, the Company will record adjustments to assets acquired or liabilities assumed subsequent to the purchase price measurement period in operating expenses in the period in which the adjustments were determined.

The Company records acquisition and transaction related expenses in the period in which they are incurred. Acquisition and transaction related expenses primarily consist of legal, banking, accounting and other advisory fees of third parties related to potential acquisitions.

Goodwill and Intangible Assets

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life require the Company perform an impairment test at least annually. The goodwill impairment analysis is comprised of two steps. In step one the estimated fair value of a reporting unit is compared to its carrying value. Step two is required only if there is a deficiency identified in step one. In step two the actual amount of the goodwill impairment is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded. The Company determined there was no impairment at January 31, 2012.

Intangible assets with definite lives are amortized over their estimated useful lives which have been derived based on an assessment of their respective economic lives. The Company evaluates the useful lives of intangible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets with definite lives on an annual basis. The Company also evaluates these assets annually for impairment, or when events or circumstances indicate the carrying value may not be recoverable. The Company determined there was no impairment at January 31, 2012.

Equity Awards

The Company is required to recognize compensation cost for share-based payments based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. The Company incurred total annual compensation expense related to stock-based awards of $895,000 and $678,000 in fiscal 2011 and 2010, respectively.

The fair value of the stock options granted in 2011 and 2010 was estimated at the date of grant using a Black-Scholes option pricing model. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and are generally derived from external (such as, risk free rate of interest) and historical data (such as, volatility factor, expected term, and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market close price per share on the day of grant. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically a one year service period to the Company.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credit and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. See Note H for further details.

The Company believes that its income tax positions and deductions will be sustained on audit. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination. No reserves for uncertain tax positions have been recorded as of January 31, 2012 or January 31, 2011. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense.

Net Earnings (Loss) Per Common Share

The two-class method is used to calculate basic and diluted earnings (loss) per share as unvested restricted stock awards are considered participating securities because they entitle holders to non-forfeitable rights to dividends or dividend equivalents during the vesting term. Under the two-class method, basic earnings (loss) per common share is computed by dividing the net earnings (loss) allocated to common stock holders by the weighted average number of common shares outstanding. In determining the amount of net earnings (loss) to allocate to common holders, earnings are allocated to both common shares and participating securities based on their respective weighted-average shares outstanding for the period. Diluted net earnings (loss) per common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share reflects the potential dilution that could occur if stock options, stock purchase plan commitments, and restricted stock were exercised into common stock, under certain circumstances, that then would share in the earnings of the Company. The dilutive effect is calculated using the treasury stock method.

The following is the calculation of the basic and diluted net earnings (loss) per share of common stock:

	Fiscal Year
	2011	2010
Net earnings (loss)	$12,574	$(2,950,617)

Weighted average shares outstanding used in basic per common share computations	9,887,841	9,504,986

Stock options and restricted stock	11,232	—

Number of average shares used in diluted per common share computation	9,899,073	9,504,986

Basic net earnings (loss) per share of common stock	$.00	$(.31)

Diluted net earnings (loss) per share of common stock	$.00	$(.31)

Diluted (loss) earnings per share exclude the effect of 131,500 and 942,000 outstanding stock options in fiscal 2011 and 2010, respectively. The inclusion of these shares would be anti-dilutive.

At January 31, 2012 and 2011, there were 126,457 and 223,090 unvested restricted shares of common stock outstanding. The unvested restricted shares meet the requirements for participating securities but were not included in the computation of basic and diluted loss per share in fiscal 2010 as losses are not allocated to securities per the agreement.

Recent Accounting Pronouncements

In December 2010, the FASB issued an accounting standards update relating to the timing of step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The update affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The update was effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Subsequently, in September 2011, the FASB issued an accounting standards update amending the guidance on the annual testing of goodwill for impairment. The update will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company believes the adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to comprehensive income. The update would require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present the components of other comprehensive income as part of the statement of equity. The update is effective for fiscal years (and interim periods within those years), beginning after December 15, 2011. The Company believes the adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2011, the FASB issued an accounting standard update relating to fair value measurements and disclosures. The update provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements of GAAP and the International Financial Reporting Standards are similar. The update changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The update is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.

In December 2010, the FASB issued an accounting standards update relating to supplemental pro forma information for business combinations and expanding the related disclosures. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this guidance in connection with the acquisition described in Note C — Acquisitions.

NOTE C — ACQUISITIONS

On December 7, 2011, the Company completed the acquisition of substantially all of the assets of Interpoint Partners, LLC (“Interpoint”). This acquisition will expand the Company’s product offering into business intelligence and revenue cycle performance management. The initial purchase price for the assets was $5,000,000, consisting of $2,000,000 in cash and the issuance of a convertible subordinated note for $3,000,000. The purchase agreement also includes a contingent earn-out provision with a current estimated value of $1,233,000 at January 31, 2012. The purchase price is subject to certain adjustments related principally to the delivered working capital level and/or indemnification provisions. Additionally, the contingent earn-out is to be paid in cash or an additional convertible subordinated note based on the acquired Interpoint operations financial performance for the 12 month period beginning June 7, 2012 and ending June 6, 2013. The Company also assumed certain current operating liabilities of Interpoint. The Company granted Interpoint registration rights relating to any common stock of the Company issued upon conversion of the convertible note. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

Balance at December 7, 2011
Assets purchased:
Goodwill(1)	$4,061,000
Internally developed software	1,628,000
Client relationships	413,000
Accounts receivable	268,000
Covenants not to compete	7,000
Fixed assets	36,000
Other assets	75,000

Total assets purchased	$6,488,000

Liabilities assumed:
Accounts payable	131,000

Net assets acquired	$6,357,000

Consideration:
Convertible debt	3,000,000
Contingent consideration liability for earn-out(2)	1,233,000
Cash paid	2,124,000

Total Consideration	$6,357,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Goodwill represents the excess of cost over the fair value of net assets acquired.

(2)	Contingent consideration for earn-out is based on the estimated value of the payment obligation at the acquisition date; this amount may be revised, with adjustments recognized in the consolidated statement of earnings.

The acquired operations of Interpoint are consolidated with the results of the Company from December 7, 2011.

In connection with the acquisition, the Company incurred costs for the fiscal year ending January 31, 2012 amounting to approximately $195,000, primarily related to legal, financial, and accounting professional advisors. These costs were expensed as incurred and are included in the selling, general, and administrative expenses in the consolidated statement of operations.

Pro forma Results

The GAAP results of Interpoint for the period December 7, 2011 through January 31, 2012, which include sales of $287,000 and net loss of approximately $111,000, have been included in our consolidated financial statements.

The following unaudited pro forma information assumes the Interpoint acquisition occurred as of the beginning of the earliest periods presented. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the acquisition including, historical interest expense, adjustments to interest expense for certain provisions in the asset purchase agreement, adjustments for transaction-related expenses, adjustments for salary and benefits for certain employees, and amortization charges from acquired intangible assets were combined at the beginning of the earliest period presented. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the consolidated financial position or results of operations had the acquisition occurred at the beginning of the earliest period presented, nor of future results of operations. For purposes of the pro forma presentation, the financial results of Interpoint for the twelve months ended December 31, 2010 have been combined with the results of the Company for the year ended January 31, 2011. The Interpoint results for the year ended January 31, 2012 are based on the 12 months ended December 31, 2011. Subsequent to the acquisition, the Interpoint results will be recorded based on the Company’s fiscal year-end. The unaudited pro forma results are as follows (in thousands):

	Fiscal Years Ended,
	2011	2010
Revenue	$18,590	$18,760
Net loss available to common shareholders	(1,171)	(4,752)
Loss per share:
Basic	$(.12)	$(.50)
Diluted	$(.12)	$(.50)

NOTE D — CHANGE IN ACCOUNTING ESTIMATE

In the first quarter of fiscal 2010, the Company completed a review by product of the estimated useful lives of its capitalized software development costs. Upon completion of this review the Company assigned a five year estimated useful life for costs capitalized for AccessAnyWare version 5.x products, and revised the estimated useful lives of certain other products from three years to five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The product life cycle for prior AccessAnyWare versions, have lasted longer than five years. Historical product and customer data has shown that many clients remain on the same primary version for five years or more after purchase, or product support and development continue for five years or more. The Company expects the AccessAnyWare version 5.x products to also have a five year or longer product life cycle based on this historical data, and the estimated product development lifecycle. In addition, the useful life of the unamortized balance of development costs for prior AccessAnyWare versions should also reflect an approximate five year life from their documented general release dates. The Company intends to actively sell and support these products for a minimum five years while version 5.x products are being rolled out. This same policy will be applied to FolderView as it is generally a primary add-on component to prior AccessAnyWare versions, and has had a similar historical life cycle. FolderView will be embedded into AccessAnyWare version 5.1. Upon Company review of the revenue projections, the estimated life cycle of AccessAnyWare 5.x products, and the remaining life cycle for prior AccessAnyWare and FolderView releases, a five year estimated life is reasonable and proper.

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

NOTE E — LEASES

The Company rents office and data center space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2015. Future minimum lease payments under non-cancelable operating leases for the next four fiscal years and thereafter are as follows:

	Facilities	Equipment	Fiscal Year Totals
2012	$434,000	$29,000	$463,000
2013	391,000	14,000	405,000
2014	368,000	6,000	374,000
2015	164,000	—	164,000
2016	—	—	—
Thereafter	—	—	—

Total	$1,357,000	$49,000	$1,406,000

Rent expense was $444,000 and $431,000 for fiscal years 2011 and 2010, respectively.

NOTE F — DEBT

Term Loan and Line of Credit

On December 7, 2011, in conjunction with the Interpoint acquisition, the Company entered into a subordinated credit agreement with Fifth Third Bank in which the bank provided the Company with a $4,120,000 term loan maturing on December 7, 2013 and a revolving line of credit maturing on October 1, 2013

The proceeds from the term loan were used to finance the cash portion of the Interpoint acquisition purchase price, as well as pay down the outstanding balance of the Company’s existing revolving line of credit with Fifth Third Bank. The term loan and revolving line of credit are secured by substantially all of the assets of the Company and its subsidiaries. Borrowing under the term loan bears interest at a rate of 12% and borrowing on the line of credit bears interest at a floating rate based on LIBOR plus an applicable margin, and is payable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

monthly. The interest rate on the line of credit at January 31, 2012 approximated 3.25%. The Company paid a commitment fee in connection with the term loan of $120,000, which is included in deferred financing costs, and may also be required to pay a success fee upon the maturity date of the loan (whether or not such date is accelerated) of approximately $247,000. The Company had no outstanding borrowings under the line of credit as of January 31, 2012.

The significant covenants as set forth in the term loan and line of credit are as follows: (i) maintain adjusted EBITDA as of the end of any fiscal quarter greater than $3,500,000, on a trailing four fiscal quarter basis beginning January 31, 2012; (ii) maintain a fixed charge coverage ratio for the fiscal quarter ending January 31, 2012 and each April 30, July 31, October 31, and January 31 of less than 1.50:1 calculated quarterly for the period from October 31, 2011 to the date of measurement for the quarters ending January 31, 2012, April 30, 2012 and July 31, 2012 and on a trailing four quarter basis thereafter. (iii) on a consolidated basis, maintain ratio of funded debt to adjusted EBITDA as of the end of any fiscal quarter greater than 1.75:1, calculated quarterly on a trailing four fiscal quarter basis beginning January 31, 2012. The Company was in compliance with all loan covenants at January 31, 2012.

Convertible Note

On December 7, 2011, as part of the purchase of the assets of Interpoint Partners, LLC (“Interpoint”), the Company issued a convertible promissory note (the “Convertible Note”) for $3,000,000. The note accrues interest at a per annum rate of 8% from the date of the note until the earlier of conversion or payment in full of all outstanding principal and accrued interest. Interest is payable quarterly in arrears on the first day of March, June, September, and December. All outstanding accrued interest will be capitalized as additional principal unless the Company elects to pay the accrued interest in cash.

Under the conversion provisions in the note, Interpoint has the right, but not the obligation to exercise the conversion provision at any time after December 31, 2012 upon written notice to the Company. Interpoint may convert the outstanding principal balance and accrued interest into shares of the Company’s common stock at a conversion price of $2.00 per share. The conversion option for this note only allows settlement in stock; therefore the instrument would be recorded as equity. The conversion price of $2.00 per the agreement is greater than the market price of $1.65 on the date of the agreement, therefore it was determined the financial instrument does not have a beneficial conversion feature.

Under the terms of the note, the principal balance will be paid in three equal installments on December 1, 2014, December 1, 2015 and December 1, 2016, respectively.

Contingent earn-out provision

As part of the asset purchase, Interpoint is entitled to receive additional consideration contingent upon certain financial performance measurements during a one year earn-out period commencing June 7, 2012 and ending on June 6, 2013. The earn-out consideration is calculated as twice the recurring revenue for the earn-out period recognized by the acquired Interpoint operations from specific contracts defined in the asset purchase agreement, less $3,500,000. The earn-out consideration, if any, will be paid no later than July 31, 2013 in cash or through the issuance of a note with terms identical to the terms of the Convertible Note, except with respect to issue date, conversion date and prepayment date.

Interpoint is entitled to additional earn-out consideration of fifty percent of any license sales of the developed software acquired, to specific clients as defined in the asset purchase agreement, for any sales prior to December 31, 2012.

The Company currently estimates the payment obligation in connection with the earn-out will be $1,233,000. Future adjustments to the contingent obligation will be recorded as expense in the period identified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G — GOODWILL AND INTANGIBLES

Goodwill and other intangible assets were recognized in conjunction with the Interpoint acquisition. Goodwill and intangibles consist of the following:

(in thousands)	January 31, 2012
	Estimated Useful Life	Gross Assets	Accumulated Amorization	Net Assets
Indefinite-lived assets:
Goodwill	N/A	$4,061	—	$4,061
Definite-lived assets:
Client relationships	10 years	$413	—	$413
Covenants not to compete	6 months	7	(2)	5

Total		$4,481	(2)	$4,479

Amortization over the next five fiscal years for intangible assets is estimated as follows:

(in thousands)	Amortization Expense for Intangible Assets
2012	10
2013	59
2014	91
2015	71
2016	54
Thereafter	133

Total	418

NOTE H — INCOME TAXES

Income taxes consist of the following:

	Fiscal Year
	2011	2010
Federal tax expense:
Current	$(4,315)	$—
Deferred	—	(997,000)

	(4,315)	(997,000)

State tax expense:
Current	(20,000)	(20,000)
Deferred	—	—

	(20,000)	(20,000)

Federal and state income tax expense	$(24,315)	$(1,017,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision for income taxes differs from the federal statutory rate as follows:

	Fiscal Year
	2011	2010
Federal tax benefit (expense) at statutory rate	$(12,574)	$664,230
State and local taxes, net of federal benefit (expense)	(20,000)	(12,135)
Change in valuation allowance	194,602	(1,698,071)
Permanent items	(22,389)	(43,445)
Deferred tax provision true-ups	(159,651)	—
Alternative minimum tax expense	(2,721)	—
Other	(1,582)	72,421

Income tax expense	$(24,315)	$(1,017,000)

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences and credits are as follows:

	Fiscal Year
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$10,039,202	$10,279,852
Accrued expenses	93,905	120,813
Amortization of intangible assets	10,695	12,268
Stock compensation expenses	398,644	308,728
Property and equipment	135,240	151,626
Other	35,600	35,600

	10,713,286	10,907,887
Less valuation allowance	(9,835,286)	(10,029,887)

Net deferred tax assets	878,000	878,000
Deferred tax liabilities:	—	—

Net deferred tax asset	$878,000	$878,000

At January 31, 2012, the Company had U.S. federal net operating loss carry forwards of approximately $29,000,000 which expire at various dates through 2031. The Company also has an Alternative Minimum Tax net operating loss carry forward of approximately $27,000,000, which has an unlimited carry forward period. $10,037,000 of net operating losses will expire in fiscal 2013.

As of January 31, 2012, a valuation allowance of $9,835,000 is required to reduce the deferred tax assets, primarily relating to net operating loss carry forwards, to a level currently believed will be utilized to offset future earnings before income taxes based upon the current backlog and forecasts over the next five years. The valuation allowance is required due to the inability to predict on a longer term basis that the Company will more likely than not attain levels of profitability required to utilize additional loss carry forwards. Upon the completion of the Company’s fiscal 2012 annual budget and analysis of projected future earnings no incremental adjustment was deemed necessary.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through January 31, 2009. All material state and local income tax matters have been concluded for years through January 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate adjustments that will result in a material change to its financial position during the next twelve months. Therefore, no reserves for uncertain tax positions have been recorded as of January 31, 2012 and January 31, 2011.

NOTE I — MAJOR CLIENTS

During fiscal year 2011, two clients, exclusive of remarketing partners, accounted for 8% and 6%, respectively, of total revenues. No client represents more than 10% of total accounts receivable as of January 31, 2012, or January 31, 2011.

The Company recognizes a significant amount of revenue from remarketing agreements with GE Healthcare and Telus Health. GE Healthcare (including GE Healthcare clients who have now entered into direct contracts with the Company) accounted for 30% and 33% of revenues in fiscal 2011 and 2010, respectively. Telus Health accounted for 6% and 6% of revenues in fiscal 2011 and 2010, respectively. At January 31, 2012 and 2011, approximately 40% and 38%, respectively, of the Company’s accounts receivable were due from remarketing partners.

NOTE J — EMPLOYEE RETIREMENT PLAN

The Company has established a 401(k) retirement plan that covers all associates. Company contributions to the plan may be made at the discretion of the board of directors. The Company matches 100% up to the first 4% of compensation deferred by each associate in the 401(k) plan. The total compensation expense for this matching contribution was $249,000 and $278,000 in fiscal 2011 and 2010, respectively

NOTE K — EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan under which associates may purchase up to 500,000 shares of common stock. Under the plan, eligible associates may elect to contribute, through payroll deductions, up to 10% of their base pay to a trust during any plan year, July 1 through June 30, of the following year. At June 30 of each year, the plan issues for the benefit of the employees shares of common stock at the lesser of (a) 85% of the fair market value of the common stock on July 1, of the prior year, or (b) 85% of the fair market value of the common stock on June 30, of the current year. At January 31, 2012, 188,001 shares remain that can be purchased under the plan.

The Company recognized compensation expense of $18,000 and $20,000 for fiscal years 2011 and 2010, respectively under this plan.

During fiscal 2011 29,452 shares were purchased at the price of $1.15 per share; during fiscal 2010, 31,492 shares were purchased at the price of $1.24 per share. The cash received for shares purchased from the plan was $34,000 and $39,000 in fiscal 2011 and 2010, respectively.

The purchase price at June 30, 2012, will be 85% of the lower of (a) the closing price on July 1, 2011 ($2.00) or (b) of the closing price on June 30, 2012.

NOTE L — STOCK BASED COMPENSATION

Stock Option Plans

The Company’s 1996 Employee Stock Option Plan authorized the grant of options to associates for the Company’s common stock. The options granted have terms of ten years or less and generally vest and become

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fully exercisable ratably over three years of continuous employment from the date of grant. At January 31, 2012, options to purchase 7,500 shares of the Company’s common stock have been granted and are outstanding under the plan. No more options can be granted under this plan.

The Company’s 1996 Non-Employee Directors Stock Option Plan authorized the grant of options for shares of the Company’s common stock. The options granted have terms of ten years or less, and vest and become fully exercisable ratably over three years of continuous service as a director from the date of grant. At January 31, 2012, there are no outstanding options to purchase shares of the Company’s common stock under the plan. No more options can be granted under this plan.

The Company’s 2005 Incentive Compensation Plan which authorizes the Company to issue up to 1,000,000 equity awards (stock options, stock appreciation rights or “SAR’s”, and restricted stock) to directors and associates of the Company. The options granted have terms of ten years or less, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant. At January 31, 2012, options to purchase 1,198,050 shares of the Company’s common stock have been granted and are outstanding under the plan and 366,914 shares remain available to be awarded. There are no SAR’s outstanding under the plan.

In fiscal 2011, executive inducement grants were approved by the board pursuant to NASDAQ Marketplace Rule 5635(c)(4). The terms of the grant are nearly as practicable identical to the terms and conditions of the Company’s 2005 Incentive Compensation Plan. For the year ended January 31, 2012, 25,000 shares of restricted stock were granted; 515,000 stock options were issued and 200,000 options expired. At January 31, 2012 there were 715,000 options outstanding. Please see “Restricted Stock” section for information on the restricted shares.

A summary of stock option activity is summarized as follows:

	Fiscal Year
	2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding — beginning of year	942,064	$2.42	637,882	$2.22
Granted	1,388,500	1.57	549,916	2.26
Exercised	(32,598)	1.80	(102,000)	1.00
Expired	(377,416)	1.94	(143,734)	1.87
Forfeited	—	—	—	—

Outstanding — end of year	1,920,550	$2.22	942,064	$2.42

Exercisable — end of year	553,945	$2.53	352,646	$2.72

Aggregate intrinsic value of outstanding options at year end	$3,168,909		$1,752,239

Aggregate intrinsic value of exercisable options at year end	$914,009		$655,922

Weighted average grant date fair value of options granted during year	$.88		$.84

Total intrinsic value of Options exercised during the year	$53,788		$189,720

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2011 and 2010 stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for each fiscal year:

	2011	2010
Expected life	5 years	5 years
Risk-free interest rate	3.9%	2.5%
Weighted average volatility factor	0.72	0.54
Dividend yield	—	—
Forfeiture rate	—	—

	Number of Options	Average Exercise Price		Remaining Life in Years
January 31, 2011
Outstanding	942,064	$2.42		8.5
Exercisable	352,646	$2.72		6.8
January 31, 2012
Outstanding	1,920,550	$2.22	(1)	8.0
Exercisable	553,945	$2.53	(2)	6.7

(1)	The exercise prices range from $1.46 to $6.03, of which 1,025,550 shares are between $1.46 and $2.00 per share, 850,000 shares are between $2.08 and $4.35 per share, and 45,000 shares are between $5.17 and $6.03 per share.

(2)	The exercise prices range from $1.46 to $6.03, of which 332,279 shares are between $1.46 and $2.00 per share, 176,666 shares are between $2.08 and $4.35 per share, and 45,000 shares are between $5.17 and $6.03 per share.

The following table is a summary of non-vested shares under the stock option plans at January 31, 2012:

	Non-vested Number of Shares	Weighted average Grant-date Fair Value
Balance at January 31, 2010	275,928	$1.30
Granted	549,916	0.84
Vested	(129,492)	1.35
Expired	(106,934)	1.13

Balance at January 31, 2011	589,418	$0.91
Granted	1,388,500	0.88
Vested	(352,138)	0.94
Expired	(259,175)	1.93

Balance at January 31, 2012	1,366,605	$0.82

At January 31, 2012, there was approximately $1,063,000 of compensation cost that has not yet been recognized related to non-vested stock-option awards. That cost is expected to be recognized over a remaining weighted average period of three years.

The expense associated with stock option awards was $393,000 and $182,000, for fiscal 2011 and 2010, respectively.

Cash received from exercise of options and the employee stock purchase plan was $93,000 and $141,000, respectively, in fiscal 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 1996 Employee Stock Option Plan and the 2005 Incentive Compensation Plan contain change in control provisions whereby any outstanding equity awards under the plans subject to vesting, which have not fully vested as of the date of the change in control, shall automatically vest and become immediately exercisable. One of the change in control provisions is deemed to occur if there is a change in beneficial ownership, or authority to vote, directly or indirectly, securities representing 20% or more of the total of all of the Company’s then outstanding voting securities, unless through a transaction arranged by, or consummated with the prior approval of the board of directors. Other change in control provisions relate to mergers and acquisitions or a determination of change in control by the Company’s board of directors.

Restricted Stock

The Company grants restricted stock awards under the 2005 Incentive Compensation Plan to associates and members of the board of directors. The Company has also issued restricted shares as inducement grants to executives. The restrictions on the shares granted generally lapse over a one year term of continuous employment from the date of grant. The grant date fair value per share of restricted stock, which is the stock price on the grant date, is expensed on a straight-line basis as the restriction period lapses. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights. A summary of restricted stock award activity for the period is presented below:

	Non-vested Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2010	35,502	$2.82
Granted	289,548	1.40
Vested	(98,613)	2.22
Forfeited/expired	(3,347)	2.00

Non-vested balance at January 31, 2011	223,090	$1.25
Granted	270,304	1.69
Vested	(366,937)	1.79
Forfeited/expired	—	—

Non-vested balance at January 31, 2012	126,457	$1.68

At January 31, 2012, there was approximately $82,000 of compensation cost that has not yet been recognized related to restricted stock awards. That cost is expected to be recognized over a remaining period of one year or less.

The expense associated with restricted stock awards was $483,000 and $476,000 for fiscal 2011 and 2010, respectively.

Share Subscription Sale

On December 28, 2011, the Company entered into subscription agreements with members of the board of directors of the Company, and various members of Company management. Pursuant to these subscription agreements, an aggregate of 244,845 shares of the Company’s common stock was issued at a price per share of $1.65. The shares were issued pursuant to the Company’s “shelf” Registration Statement on Form S-3 (File No. 333-166843) that was declared effective on July 20, 2010. A prospectus supplement describing the terms of the offering was filed with the Securities and Exchange Commission on December 27, 2011. The offering closed on December 28, 2011. The net proceeds to the Company from the offering, after deducting estimated offering expenses, were approximately $404,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M — COMMITTMENTS AND CONTINGENCIES

Software as a Service

The Company enters into long-term agreements to provide document imaging/management and workflow services to its healthcare clients as software as a service from a central data center. The Company guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. There were no contingencies of this nature as of January 31, 2012.

Employment Agreements

The Company has entered into employment agreements with its officers and associates that generally provide annual salary, a minimum bonus, discretionary bonus, stock incentive provisions, fringe benefits, and severance arrangements.

Reserved Common Stock

As of January 31, 2012, the Company has reserved 2,607,599 shares of common stock authorized for issuance in connection with various equity award plans and the Employee Stock Purchase Plan. The Company has also reserved for the 1,500,000 shares authorized for issuance upon conversion of the Convertible Note.

Litigation

The Company is, from time to time, a party to various legal proceedings and claims, which arise, in the ordinary course of business. The Company is not aware of any legal matters that will have a material adverse effect on the Company’s consolidated results of operations, or consolidated financial position, or consolidated cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following sets forth selected unaudited quarterly financial information for fiscal years 2011 and 2010. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial information have been included.

	00000000	00000000	00000000	00000000	00000000
Fiscal 2011 (In thousands, except per share data):	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2011
Revenues	$4,140	$4,146	$4,312	$4,518	$17,116
Gross profit	1,829	1,944	2,163	2,296	8,232
Operating profit (loss)	(253)	20	364	116	247
Net earnings (loss)	(281)	(7)	296	5	13
Basic net (loss) earnings per share (a)	(0.03)	(0.00)	0.03	0.00	0.00
Diluted net (loss) earnings per share (a)	(0.03)	(0.00)	0.03	0.00	0.00
Basic weighted average shares outstanding	9,650	9,817	9,944	9,645	9,887
Stock Price (b)
High	$2.05	$2.19	$2.06	$1.86	$2.19
Low	$1.44	$1.60	$1.43	$1.35	$1.35
Quarter and year-end close	$1.84	$1.99	$1.50	$1.65	$1.65
Cash dividends declared (c)	$—	$—	$—	$—	$—

Fiscal 2010 (In thousands, except per share data):	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2010
Revenues	$3,544	$4,676	$4,470	$4,916	$17,606
Gross profit	967	2,044	1,906	1,397	6,314
Operating profit (loss)	(1,200)	(28)	144	(767)	(1,851)
Net earnings (loss)	(1,176)	(76)	95	(1,793)	(2,950)
Basic net (loss) earnings per share (a)	(.12)	(.01)	.01	(.18)	(.31)
Diluted net (loss) earnings per share (a)	(.12)	(.01)	.01	(.18)	(.31)
Basic weighted average shares outstanding	9,413	9,507	9,536	9,561	9,505
Stock Price (b)
High	$2.74	$1.98	$1.49	$1.99	$2.74
Low	$1.90	$0.96	$1.00	$1.13	$0.96
Quarter and year-end close	$1.93	$1.24	$1.27	$1.86	$1.86
Cash dividends declared (c)	$—	$—	$—	$—	$—

(a)	Quarterly amounts may not be additive

(b)	Based on data available through The NASDAQ Stock Market, Inc.

(c)	The Company has not paid a dividend on its common stock since its inception and does not intend to pay any cash dividends in the foreseeable future

Schedule II

Valuation and Qualifying Accounts and Reserves

Streamline Health Solutions, Inc.

For the two years ended January 31, 2012

		Additions
Description	Balance at Beginning of Period	Charged to costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
Year ended January 31, 2012:
Allowance for doubtful accounts	$100	$159	$—	$(159)	$100

Year ended January 31, 2011:
Allowance for doubtful accounts	$100	$—	$—	$—	$100

ITEM 9A    Controls And Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that there is reasonable assurance that the information required to be disclosed in the Company’s reports under the Securities and Exchange of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that there is reasonable assurance that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2012, using criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of January 31, 2012, based on these criteria.

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

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless the Company specifically states that the report is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act or the Exchange Act.

There have been no changes in the Company’s internal control or in the other controls during the fourth fiscal quarter ended January 31, 2012 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.

PART III

ITEM 10.    Directors, Executive Officers And Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s proxy statement for the annual meeting of stockholders to be held on May 24, 2012 under the captions “Nominees for Election as Directors,” “Board of Directors Meetings and Committees,” “Executive Officers,” “Code of Conduct and Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.    Executive Compensation

The information required by this Item is incorporated herein by reference from the Company’s proxy statement for the annual meeting of stockholders to be held on May 24, 2012 under the caption ““Executive Compensation” and “Director Compensation in 2011.”

ITEM 12.	Securities Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Company’s proxy statement for the annual meeting of stockholders to be held on May 24, 2012 under the caption “Stock Ownership by Certain Beneficial Owners and Management,” and from Part II, Item 5 of this annual report on Form 10-K.

ITEM 13.    Certain Relationships, Related Transactions And Directors Independence

The information required by this Item is incorporated herein by reference to the Company’s proxy statement for the annual meeting of stockholders to be held on May 24, 2012 under the captions “Transactions with Related Persons, Promoters, and Certain Control Persons” and “Board of Directors Meetings and Committees”.

ITEM 14. Principal	Accounting Fees And Services

The information required by this Item is incorporated herein by reference to the Company’s proxy statement for the annual meeting of stockholders to be held on May 24, 2012 under the caption “Audit Committee Report.”

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

See Index to Consolidated Financial Statements and Schedule Covered by Report of Registered Public Accounting Firm included in Item 8 of this annual report on Form 10-K.

(b). Exhibits

See Index to Exhibits contained in this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

By:	/S/ ROBERT E. WATSON
Robert E. Watson Chief Executive Officer

DATE: April 25, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ ROBERT E. WATSON Robert E. Watson	Chief Executive Officer And Director (Principal Executive Officer)	April 25, 2012

/s/ JONATHAN R. PHILLIPS Jonathan R. Phillips	Director	April 25, 2012

/s/ EDWARD J. VONDERBRINK Edward J. VonderBrink	Director	April 25, 2012

/s/ RICHARD C. LEVY Richard C. Levy, M.D.	Director	April 25, 2012

/s/ ANDREW L. TURNER Andrew L. Turner	Director	April 25, 2012

/s/ JAY D. MILLER Jay D. Miller	Director	April 25, 2012

/s/ MICHAEL K. KAPLAN Michael K. Kaplan	Director	April 25, 2012

/s/ STEPHEN H. MURDOCK Stephen H. Murdock	Chief Financial Officer (Principal Financial and Accounting Officer)	April 25, 2012

INDEX TO EXHIBITS

EXHIBITS

Exhibit No.	Description of Exhibit
3.1(a)	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. (Incorporated herein by reference from the Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

3.1(b)	Certificate of Incorporation of Streamline Health Solutions, Inc., amendment No. 1. (Incorporated herein by reference from Exhibit 3.1(b) of the Form 10-Q, as filed with the Commission on September 8, 2006.)

3.2	Bylaws of Streamline Health Solutions, Inc., as amended and restated on July 22, 2010, (Incorporated herein by reference from Exhibit 3.2 of Form 10-Q, as filed with the Commission on September 9, 2010.)

3.3	Certificate of the Designations, Powers, Preferences and Rights of the Convertible Preferred Stock (Par Value $.01 Per Share) of Streamline Health Solutions, Inc. (Incorporated herein by reference from the Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

4.1	Specimen Common Stock Certificate of Streamline Health Solutions, Inc. (Incorporated herein by reference from the Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

10.1#	Streamline Health Solutions, Inc. 1996 Employee Stock Option Plan. (Incorporated herein by reference from the Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

10.2(a)#	Streamline Health Solutions, Inc. 1996 Non-Employee Directors Stock Option Plan. (Incorporated herein by reference from the Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

10.2(b)#	First Amendment to Streamline Health Solutions 1996 Non-Employee Directors Stock Option Plan. (Incorporated herein by reference from Exhibit 4.1(b) of the Registration Statement on Form S-8, file number 333-20765, as filed with the Commission on January 31, 1997.)

10.2(c)#	Second Amendment to Streamline Health Solutions, Inc. 1996 Non-Employee Directors Stock Option Plan. (Incorporated herein by reference from Exhibit 4.1(c) of Amendment No. 1 to the Registration Statement on Form S-8, file number 333-20765, as filed with the Commission on March 1, 2001.)

10.3#	Streamline Health Solutions, Inc. 1996 Employee Stock Purchase Plan. (Incorporated herein by reference from the Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

10.4#	2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated herein by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on May 26, 2005.)

10.5#	Employment Agreement dated January 31, 2011 between Streamline Health Solutions, Inc. and Robert E. Watson, (Incorporated herein by reference from Exhibit 10.2 of the Form 8-K, as filed with the Commission on February 3, 2011.)

10.6#	Employment agreement among Streamline Health Solutions, Inc., Streamline Health, Inc. and Gary M. Winzenread effective June 1, 2008. (Incorporated herein by reference from Exhibit 10 of the Form 8-K, as filed with the Commission on June 12, 2008.)

Exhibit No.	Description of Exhibit
10.7(a)**	Reseller Agreement between IDX Information Systems Corporation and Streamline Health Solutions, Inc. entered into on January 30, 2002. (Incorporated herein by reference from Exhibit 10.11 of the Form 10-K for the fiscal year ended January 31, 2002, as filed with the Commission on April 29, 2002.)

10.7(b)	First Amendment to the Reseller Agreement between IDX Information Systems Corporation and Streamline Health Solutions, Inc. entered into on January 30, 2002 (Incorporated herein by reference from Exhibit 10 of the Form 10-Q for the quarter ended April 30, 2002, as filed with the Commission on June 4, 2002.)

10.8	Form of Indemnification Agreement for all directors and officers of Streamline Health Solutions, Inc. (Incorporated herein by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on June 7, 2006.)

10.9#	Separation Agreement dated January 31, 2011 by and between Streamline Health Solutions, Inc. and J. Brian Patsy (Incorporated herein by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on February 3, 2011.)

10.11#	Employment Agreement among Streamline Health Solutions, Inc., Streamline Health, Inc. and Richard Leach effective March 8, 2011. (Incorporated herein by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on March 14, 2011.)

10.12#	Employment Agreement among Streamline Health Solutions, Inc., Streamline Health, Inc. and Stephen H. Murdock effective April 22, 2011. (Incorporated herein by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on April 28, 2011.)

10.13	Asset Purchase Agreement among Interpoint Partners, LLC, IPP Acquisition, LLC and Streamline Health Solutions, Inc. dated December 7, 2011. (Incorporated herein by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on December 8, 2011.)

10.14	Convertible Subordinated Promissory Note issued to IPP Acquisition, LLC and Streamline Health Solutions, Inc. in favor of Interpoint Partners, LLC dated December 7, 2011. (Incorporated herein by reference from Exhibit 10.2 of the Form 8-K, as filed with the Commission on December 8, 2011.)

10.15	Registration Rights Agreement among Streamline Health Solutions, Inc., Interpoint Partners, LLC dated December 7, 2011. (Incorporated herein by reference from Exhibit 10.3 of the Form 8-K, as filed with the Commission on December 8, 2011.)

10.16	Senior Credit Agreement between Streamline Health, Inc. and Fifth Third Bank dated December 7, 2011. (Incorporated herein by reference from Exhibit 10.5 of the Form 8-K, as filed with the Commission on December 8, 2011.)

10.17	Subordinated Credit Agreement between Streamline Health, Inc. and Fifth Third Bank dated December 7, 2011. (Incorporated herein by reference from Exhibit 10.4 of the Form 8-K, as filed with the Commission on December 8, 2011.)

14.1	Code of Ethics (Incorporated herein by reference from Exhibit 14.1 of the Form 10-K for the fiscal year ended January 31, 2004, as filed with the Commission on April 8, 2004.)

21.1***	Subsidiaries of Streamline Health Solutions, Inc.

23.1***	Consent of Independent Registered Public Accounting Firm — BDO USA, LLP

31.1***	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
32.1***	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Streamline Health Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012 filed with the SEC on April 25, 2012, formatted in XBRL includes: (i) Consolidated Balance Sheets at January 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the two years ended January 31, 2012, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the two years ended January 31, 2012, (iv) Consolidated Statements of Cash Flows for the two years ended January 31, 2012, and (v) the Notes to Consolidated Financial Statements.

**	The Company has applied for Confidential Treatment of portions of this agreement with the Securities and Exchange Commission

***	Included herein

#	Management Contracts and Compensatory Arrangements.