Form 10-Q
period 2012-04-30
STREAMLINE HEALTH SOLUTIONS INC.
filed 2012-06-08
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of June 8, 2012: 10,568,506.

PART I.     FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) April 30, 2012	(Audited) January 31, 2012
Assets
Current assets:
Cash and cash equivalents	$3,133,991	$2,243,054
Accounts receivable, net of allowance for doubtful accounts of $100,000 and $100,000, respectively	2,797,571	4,484,605
Contract receivables	376,150	430,370
Prepaid hardware and third party software for future delivery	22,777	38,193
Prepaid client maintenance contracts	1,027,142	788,917
Prepaid and other assets	564,523	256,104
Deferred income taxes	167,000	167,000

Total current assets	8,089,154	8,408,243

Non-current assets:
Property and equipment:
Computer equipment	3,110,035	2,892,885
Computer software	2,142,458	2,131,730
Office furniture, fixtures and equipment	756,375	756,375
Leasehold improvements	667,000	667,000

	6,675,868	6,447,990
Accumulated depreciation and amortization	(5,411,873)	(5,232,321)

Property and equipment, net	1,263,995	1,215,669
Contract receivables, less current portion	195,071	221,596
Capitalized software development costs, net of accumulated amortization of $15,447,914 and $14,805,236, respectively	9,694,496	9,830,175
Intangible assets, net	414,166	417,666
Deferred financing cost, net	126,169	145,857
Goodwill	4,060,504	4,060,504
Other, including deferred income taxes of $711,000, respectively	796,149	841,348

Total non-current assets	16,550,550	16,732,815

	$24,639,704	$25,141,058

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) April 30, 2012	(Audited) January 31, 2012
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,033,137	$879,027
Accrued compensation	746,845	887,130
Accrued other expenses	419,670	479,526
Current portion of deferred revenues	5,374,246	6,496,938

Total current liabilities	7,573,898	8,742,621

Non-current liabilities:
Term loan	4,120,000	4,120,000
Convertible note	3,000,000	3,000,000
Contingent consideration for earn-out	1,232,720	1,232,720
Lease incentive liability, less current portion	44,611	47,193

Total non-current liabilities	8,397,331	8,399,913

Total liabilities	15,971,229	17,142,534

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, and 10,433,716 shares issued and outstanding, respectively	104,338	104,338
Additional paid in capital	38,539,303	38,360,980
Accumulated deficit	(29,975,166)	(30,466,794)

Total stockholders’ equity	8,668,475	7,998,524

	$24,639,704	$25,141,058

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended April 30,

(Unaudited)

	2012	2011
Revenues:
Systems sales	$353,530	$131,002
Professional services	1,122,439	1,007,054
Maintenance and support	2,351,575	2,076,907
Software as a service	1,617,589	925,059

Total revenues	5,445,133	4,140,022

Operating expenses:
Cost of systems sales	686,528	540,952
Cost of professional services	552,482	736,543
Cost of maintenance and support	725,281	597,328
Cost of software as a service	682,306	436,423
Selling, general and administrative	1,669,760	1,664,661
Product research and development	456,363	417,774

Total operating expenses	4,772,720	4,393,681

Operating income (loss)	672,413	(253,659)
Other income (expense):
Interest expense	(207,830)	(19,842)
Miscellaneous income (expense)	36,045	(4,955)

Earnings (loss) before income taxes	500,628	(278,456)
Income tax expense	(9,000)	(2,315)

Net earnings (loss)	$491,628	$(280,771)

Basic net earnings (loss) per common share	$0.05	$(0.03)

Number of shares used in basic per common share computation	10,307,259	9,649,508

Diluted net earnings (loss) per common share	$0.05	$(0.03)

Number of shares used in diluted per common share computation	10,307,259	9,649,508

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended April 30,

(Unaudited)

	2012	2011
Operating activities:
Net earnings (loss)	$491,628	$(280,771)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	845,419	691,345
Loss on disposal of equipment	—	26,666
Stock-based compensation expense	178,323	196,967
Change in assets and liabilities:
Accounts, contract and installment receivables	1,767,779	1,042,191
Other assets	(486,029)	(209,070)
Accounts payable	154,110	26,388
Accrued expenses	(202,723)	(857,965)
Deferred revenues	(1,122,692)	(863,964)

Net cash provided by (used in) operating activities	1,625,815	(228,213)

Investing activities:
Purchases of property and equipment	(227,878)	(157,681)
Capitalization of software development costs	(507,000)	(785,000)

Net cash used in investing activities	(734,878)	(942,681)

Financing activities:
Net change under revolving credit facility	—	300,000
Payments on capital lease obligation	—	(51,338)

Net cash provided by financing activities	—	248,662

Increase (decrease) in cash and cash equivalents	890,937	(922,232)
Cash and cash equivalents at beginning of period	2,243,054	1,403,949

Cash and cash equivalents at end of period	$3,133,991	$481,717

Supplemental cash flow disclosures:
Interest paid	$127,946	$16,841

Income taxes paid	$6,920	$11,897

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, or “our”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is presented in “Note B – Significant Accounting Policies” in the fiscal year 2011 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report on Form 10-K when reviewing interim financial results.

Acquisitions

On December 7, 2011, we completed the acquisition of substantially all of the assets of Interpoint Partners, LLC (“Interpoint”). The net acquired assets and liabilities, and related revenue and expense since December 7, 2011 are included in our Condensed Consolidated Financial Statements.

Revenue Recognition

We derive revenue from the sale of internally developed software either by licensing or by software as a service (SaaS), through our direct sales force or through third-party resellers. Clients with locally-installed software utilize our support and maintenance services for a separate fee, whereas SaaS fees include support and maintenance. We also derive revenue from professional services that support the implementation, configuration, training, and optimization of our applications. Additional revenues are also derived from reselling third-party software and hardware components.

We recognize revenue in accordance with ASC 985-605, Software-Revenue Recognition and ASC 605-25 Revenue Recognition – Multiple-element arrangements. Revenue recognition typically commences when the following criteria have all been met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The arrangement fees are fixed or determinable, and

•	Collection is considered probable.

If we determine that any of the above criteria has not been met, we will defer recognition of the revenue until all the criteria have been met. Maintenance and support, and SaaS agreements entered into are generally non-cancelable, or contain significant penalties for early cancellation, although clients typically have the right to terminate their contracts for cause if we fail to perform material obligations. However, if non-standard acceptance periods or non-standard performance criteria, cancellation or right of refund terms are required, revenue is recognized upon the satisfaction of such criteria, as applicable. Revenues from resellers are recognized gross of royalty payments to resellers.

Revenue Recognition – Multiple-Deliverable Revenue Arrangements

We recognize revenue in accordance with Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force ” (“ASU 2009-13”). ASU 2009-13 amends the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

•	Provide updated guidance on how deliverables of an arrangement are separated, and how consideration is allocated;

•	Eliminate the residual method and require entities to allocate revenue using the relative selling price method; and;

•

Require entities to allocate revenue to an arrangement using the estimated selling price (“ESP”) of deliverables if it does not have vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling price.

Terms used in evaluation are as follows:

•	VSOE — the price at which an element is sold as a separate stand-alone transaction.

•	TPE — the price of an element, charged by another company that is largely interchangeable in any particular transaction.

•	ESP — our best estimate of the selling price of an element of the transaction.

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

We have developed a pricing methodology for all elements of the arrangement and proper review of pricing to ensure adherence to our policies. Pricing decisions include cross-functional teams of senior management, which use market conditions, expected contribution margin, size of the client’s organization, and pricing history for similar solutions when establishing the selling price.

Software as a Service

We use ESP to determine the value of SaaS arrangements because we cannot establish VSOE, and TPE is not a practical alternative due to differences in functionality from our competitors. Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution, and include calculating the equivalent value of maintenance and support on a present value basis over the term of the initial agreement period. Typically revenue recognition commences once the client goes live on the system, and is recognized ratably over the contract term. The software portion of SaaS does not need material modification to achieve its contracted function.

System Sales

We use the residual method to determine fair value for a proprietary software license sold in a multi-element arrangement because we can establish fair value for all of the undelivered elements. Typically pricing decisions for proprietary software rely on the relative size and complexity of the client purchasing the solution. Third party components are resold at prices based on a cost plus margin analysis. The proprietary software and third party components do not need any significant modification to achieve their intended use. When these revenues meet all criteria for revenue recognition, and are determined to be separate units of accounting, revenue is recognized. Typically this is upon shipment of components or electronic download of software. Proprietary licenses are perpetual in nature, and license fees do not include rights to version upgrades, fixes or service packs.

Maintenance and Support Services

The maintenance and support components are not essential to the functionality of the software and clients renew maintenance contracts separately from software purchases at renewal rates materially similar to the initial rate charged for maintenance on the initial purchase of software. We use VSOE of fair value to determine fair value of maintenance and support services. Rates are set based on market rates for these types of services, and these rates are comparable to rates charged by our competitors, which are based on the knowledge of the marketplace by senior management. Generally, maintenance and support is calculated as a percentage of the list price of the proprietary license being purchased by a client. Clients have the option of purchasing additional annual maintenance service renewals each year for rates that are not materially different from the initial rate, but typically include a nominal rate increase based on the consumer price index. Annual maintenance and support agreements entitle clients to technology support, upgrades, bug fixes and service packs.

Professional Services

Professional services components that are not essential to the functionality of the software, from time to time, are sold separately by us. Similar services are sold by other vendors, and clients can elect to perform similar services in-house. When professional services revenues are a separate unit of accounting, revenues are recognized as the services are performed.

Professional services components that are essential to the functionality of the software, and are not considered a separate unit of accounting, are recognized in revenue ratably over the life of the client, which we approximate as the duration of the initial contract term.

We use VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. We typically sell professional services on a fixed fee basis. We monitor projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.

NOTE C – EQUITY AWARDS

During the three months ended April 30, 2012, we granted 256,000 options with a weighted average exercise price of $1.99 per share. During the same period, 50,000 options expired with an average exercise price of $2.00 per share and no options were exercised under all plans.

The fair value of each option grant during the three months ended April 30, 2012 was estimated at the date of the grants using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended, April 30, 2012	For the three months ended, April 30, 2011
Risk-free interest rate	.51%	2.5%
Dividend yield	—	—
Current weighted-average volatility factor of the expected market price of Common Stock	0.53	0.53
Weighted-average expected life of stock options	5 years	5 years
Forfeiture rate	0%	0%

NOTE D – EARNINGS PER SHARE

Diluted net earnings (loss) per share of common stock reflects the potential dilution that could occur if stock options, stock purchase plan commitments, and restricted stock were exercised into shares of our common stock, under certain circumstances, that then would share in our earnings. The dilutive effect is calculated using the treasury stock method. A reconciliation of basic and diluted weighted average shares for basic and diluted EPS, as well as anti-dilutive securities is as follows:

	Three Months Ended,
	April 30, 2012	April 30, 2011
Numerator for Basic and Diluted Earnings per Share:
Net earnings (loss)	$491,628	$(280,771)

Denominator for basic earnings per share weighted average shares	10,307,259	9,649,508
Effect of dilutive securities
Stock options	—	—
Restricted stock	—	—

Denominator for basic earnings per share, with assumed conversions	10,307,259	9,649,508

Basic net earnings (loss) per common share	$0.05	$(0.03)

Diluted net earnings (loss) per common share	$0.05	$(0.03)

Anti-dilutive securities:
Stock options, out-of-the-money	1,690,051	1,211,116

NOTE E – CONTRACTUAL OBLIGATIONS

The following table details the remaining obligations, by fiscal year, as of the end of the quarter (in thousands):

	2012	2013	2014	2015	Thereafter	Totals
Operating leases	$332	477	487	321	440	2,057
Term loan	—	4,120	—	—	—	4,120
Convertible note	—	—	1,000	1,000	1,000	3,000

Total	$332	4,597	1,487	1,321	1,440	9,177

On April 10, 2012, we entered into an amended lease obligation to lease 8,582 square feet of office space in our current building at 1230 Peachtree NE in Atlanta, GA. The lease commences upon taking possession of the space and ends 72 months thereafter. We anticipate taking possession of the space during the third quarter of fiscal 2012. Upon relocation, we will completely vacate the current leased premises within the building. The provisions of the lease provide for rent abatement for the first four months of the lease term, a moving allowance of $17,000, as well as a build out allowance of $300,000. Upon taking possession of the premises, the rent abatement and allowances will be aggregated with the total expected rental expense, and will be amortized on a straight line basis over the term of the lease.

NOTE F – DEBT

Term Loan and Line of Credit

On December 7, 2011, in conjunction with the acquisition of the assets of Interpoint Partners, LLC (“Interpoint”), we entered into a subordinated credit agreement with Fifth Third Bank in which the bank provided us with a $4,120,000 term loan maturing on December 7, 2013 and a revolving line of credit maturing on October 1, 2013.

The proceeds from the term loan were used to finance the cash portion of the Interpoint acquisition purchase price, as well as pay down the outstanding balance of our existing revolving line of credit with Fifth Third Bank. The term loan and revolving line of credit are secured by substantially all of our and our subsidiaries’ assets. Borrowings under the term loan bear interest at a rate of 12% and borrowing on the line of credit bears interest at a floating rate based on LIBOR plus an applicable margin, and is payable monthly. The interest rate on the line of credit at April 30, 2012 approximated 3.25%. We paid a commitment fee in connection with the term loan of $120,000, which is included in deferred financing costs, and we may also be required to pay a success fee in accordance with the loan. We had no outstanding borrowings under the line of credit as of April 30, 2012.

The significant covenants as set forth in the term loan and line of credit are as follows: (i) maintain adjusted EBITDA as of the end of any fiscal quarter greater than $3,500,000, on a trailing four fiscal quarter basis beginning January 31, 2012; (ii) maintain a fixed charge coverage ratio for the fiscal quarter ending January 31, 2012 and each April 30, July 31, October 31, and January 31 of not less than 1.50:1 calculated quarterly for the period from October 31, 2011 to the date of measurement for the quarters ending January 31, 2012, April 30, 2012 and July 31, 2012 and on a trailing four quarter basis thereafter; (iii) on a consolidated basis, maintain ratio of funded debt to adjusted EBITDA as of the end of any fiscal quarter of not greater than 1.75:1, calculated quarterly on a trailing four fiscal quarter basis beginning January 31, 2012. We were in compliance with all loan covenants at April 30, 2012.

Convertible Note

On December 7, 2011, as part of the purchase of the assets of Interpoint, we issued a convertible promissory note (the “Convertible Note”) for $3,000,000. The note accrues interest at a per annum rate of 8% from the date of the note until the earlier of conversion or payment in full of all outstanding principal and accrued interest. Interest is payable quarterly in arrears on the first day of March, June, September, and December. All outstanding accrued interest will be capitalized as additional principal unless we elect to pay the accrued interest in cash.

Under the conversion provisions in the note, Interpoint has the right, but not the obligation to exercise the conversion provision at any time after December 31, 2012 upon written notice to us. Interpoint may convert the outstanding principal balance and accrued interest into shares of our common stock at a conversion price of $2.00 per share. The conversion option for this note only allows settlement in stock; therefore the instrument would be recorded as equity. However, the conversion price of $2.00 per the agreement is greater than the market price of $1.65 on the date of the agreement, therefore it was determined the financial instrument does not have a beneficial conversion feature and is classified as a liability.

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

We currently estimate the payment obligation in connection with the earn-out will be $1,233,000. Future adjustments to the contingent obligation will be recorded as expense in the period identified.

NOTE G – COMMITTMENTS AND CONTINGENCIES

We have entered into employment agreements with our officers and certain employees that generally provide annual salary, a minimum bonus, discretionary bonus, and stock incentive provisions.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements relating to plans, strategies, expectations, intentions, etc. of Streamline Health Solutions, Inc. (“we”, “us”, or “our”) and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are no guarantee of future performance and are subject to certain risks and uncertainties that are difficult to predict and actual results could differ materially from those reflected in the forward-looking statements. These risks and uncertainties include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell our products, our ability to control costs, availability of products produced from third party vendors, the healthcare regulatory environment, potential changes in legislation, regulation and government funding affecting the healthcare industry, healthcare information system budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results, effects of critical accounting policies and judgments, changes in accounting policies or procedures as may be required by the Financial Accountings Standards Board or other similar entities, changes in economic, business and market conditions impacting the healthcare industry generally and the markets in which we operate, and our ability to maintain compliance with the terms of our credit facilities, and other risk factors that might cause such differences including those discussed herein, including, but not limited to, discussions in the sections entitled Part I, “Item 1 Financial Statements” and “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date thereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission, including the annual report on Form 10-K, quarterly reports on Form 10-Q and any current reports on Form 8-K.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to product revenues, bad debts, capitalized software development costs, income taxes, support contracts, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, and revenue and expense recognition. Actual results may differ from these estimates under different assumptions or conditions.

Operating Results

We recognized revenues in the three month period ending April 30, 2012 of $5,445,000, compared to $4,140,000 for the comparable prior year period; an increase of $1,305,000 or 32%. Revenues are derived primarily from recurring revenues recognized from software as a service (referred to herein as “SaaS”) and maintenance contracts. We earned an operating profit of $672,000 for the three month period ended April 30, 2012, compared to an operating loss of $254,000 in the prior comparable period. Operating expenses for the three month period ending April 30, 2012 were $4,773,000, compared to $4,394,000 in the comparable prior year period; an increase of $379,000 or 9% over the prior year comparable period.

Our revenues from proprietary systems sales have varied, and may continue to vary, significantly from quarter-to-quarter because of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter-to-quarter because of the timing of the implementation services, project management, and timing of the recognition of revenues under generally accepted accounting principles. Conversely, revenues from SaaS, and maintenance services do not fluctuate significantly from quarter-to-quarter, but have been increasing, on an annual basis, as the number of customers increase or customers expand their solutions. Substantial portions of the operating expenses are fixed; therefore operating profits are expected to vary depending primarily on the mix of proprietary system sales versus SaaS bookings.

Statement of Operations(1)

	Three Months Ended April 30,
	2012	2011
Systems sales	6.5%	3.2%
Professional services	20.6	24.3
Maintenance and support	43.2	50.2
Software as a service	29.7	22.3

Total revenues	100.0	100.0

Cost of sales	48.6	55.8
Selling, general and administrative	30.7	40.2
Product research and development	8.4	10.1

Total operating expenses	87.7	106.1

Operating profit (loss)	12.3	(6.1)
Other income (expense), net	(3.3)	(0.6)
Income tax net benefit	—	—

Net earnings(loss)	9.0%	(6.7%)

Cost of systems sales	194.2%	412.9%

Cost of professional services	49.2%	73.1%

Cost of maintenance and support	30.8%	28.7%

Cost of software as a service	42.2%	47.2%

(1)	Because a significant percentage of the operating costs are incurred at levels that are not necessarily correlated with revenue levels, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past operations nor are they necessarily indicative of our future operations in the near or long-term. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

Revenues

Revenues consisted of the following (in thousands):

	Three Months Ended,
	April 30, 2012	April 30, 2011	Change	% Change
Proprietary software (1)	$120	$39	$81	208%
Hardware & third party software (1)	233	92	141	153%
Professional services (2)	1,122	1,007	115	11%
Maintenance & support	2,352	2,077	275	13%
Software as a service (3)	1,618	925	693	75%

Total revenues	$5,445	$4,140	$1,305	32%

(1)	Proprietary software and hardware are the components of the system sales line item
(2)	Includes $34,000 of revenue earned from the acquired Interpoint operations
(3)	Includes $490,000 of revenue earned from the acquired Interpoint operations

Revenues for the three month period ended April 30, 2012 were $5,445,000; as compared to $4,140,000 in the comparable period of fiscal 2011. The quarterly and year to date increase was primarily attributable to revenues provided by the acquired Interpoint operations (now known as SaaS-PFS) which contributed $490,000 in incremental revenue in the first quarter of fiscal 2012. Additional increases in recurring revenues from SaaS and maintenance contracts, are primarily due to annual increases and/or expansion of services to current clients. One client, formerly a part of the GE remarketing agreement, transitioned to a direct relationship with us in the first quarter of fiscal 2012, which will continue to add incremental revenue.

Backlog

	April 30, 2012	January 31, 2012	April 30, 2011
Streamline Health proprietary software	$94,000	$181,000	$111,000
Hardware and third party software	140,000	194,000	107,000
Professional services	5,240,000	5,945,000	4,729,000
Maintenance and support	10,973,000	10,542,000	6,550,000
Software as a service	15,000,000	10,504,000	6,199,000

Total	$31,447,000	$27,366,000	$17,696,000

At April 30, 2012 we had master agreements and purchase orders from clients and remarketing partners for systems and related services which have not been delivered or installed which, if fully performed, would generate future revenues of approximately $31,447,000 compared with $17,696,000 at April 30, 2011.

Our proprietary software backlog consists of signed agreements to purchase software licenses. Typically, this is software that is not yet generally available, or the software is generally available and the client has not taken possession of the software.

Third party hardware and software consists of signed agreements to purchase third party hardware or third party software licenses that have not been delivered to the client. These are products that we resell as components of solutions clients purchase. The increase in backlog is primarily due to clients which have made purchases for future systems implementations. These items are expected to be delivered in the next twelve months as implementations commence.

Professional services backlog consists of signed contracts for services that have yet to be performed, or revenues that are deferred. Typically backlog is recognized within twelve months of the contract signing for services, unless those services are deemed essential to the functionality of software; whereby they are deferred and recognized over a period greater than one year. The increase in backlog from the prior year comparable quarter is due to incremental backlog provided by SaaS-PFS clients acquired in the Interpoint acquisition, as well as several clients that signed contracts during fiscal 2011 for add-on solutions, upgrades, or expansion of services at additional locations for which contracted services have not yet been performed.

Maintenance and support backlog consists of maintenance agreements for licenses of our proprietary software and third party hardware and software with clients and remarketing partners for which either an agreement has been signed, a purchase order has been received, or payment has been received. Included in maintenance and support backlog are the signed client agreements through their respective renewal dates. Typical maintenance contracts are for a one year term and are renewed annually. Clients typically prepay maintenance and support which is billed 30-60 days prior to the beginning of the maintenance period. We do not expect any significant client attrition over the next 12 months. Maintenance and support backlog at April 30, 2012 was $10,973,000 as compared to $6,550,000 at April 30, 2011. A significant portion of the increase in maintenance and support backlog is due to one client which signed an extended maintenance contract for five years. Other factors which increased backlog are add-on solutions sold in fiscal 2011 and the first quarter of fiscal 2012. Additionally, contract renewals are typically subject to an annual increase in fees based on market rates and inflationary metrics.

At April 30, 2012, we have entered into SaaS agreements, which are expected to generate revenues of $15,000,000 through their respective renewal dates in fiscal years 2012 through 2018. Typical SaaS terms are one to five years in length. The increase in SaaS backlog from April 30, 2011 is primarily the impact of assumed backlog from the Interpoint acquisition, as well as new contracts signed late in fiscal 2011 and in the first quarter of fiscal 2012.

Cost of Sales

Cost of sales consisted of the following (in thousands):

	Three Months Ended,
	April 30, 2012	April 30, 2011	Change	% Change
Cost of system sales	$687	$541	$146	27%
Cost of professional services	552	737	(185)	(25%)
Cost of maintenance and support	725	597	128	21%
Cost of software as a service	682	436	246	56%

Total cost of sales	$2,646	$2,311	$335	15%

Cost of systems sales includes amortization of capitalized software expenditures, royalties, and the cost of third-party hardware and software. The increase in the cost of systems sales is primarily the result of a quarterly increase in capitalized software amortization of $61,000; primarily due to general release of certain products in the quarter and the subsequent amortization of capitalized assets, as well as increased amortization due to sun-setting of certain products. Increased third-party hardware and software sales for the quarter also caused an increase of $84,000 in cost of sales.

The cost of professional services includes compensation and benefits for personnel, and related expenses. The decrease in expense is primarily due to a significant reduction in staffing which took place in the second quarter of fiscal 2011. This was partially offset by an incremental increase in expense of $98,000 attributable to the inclusion of Interpoint implementation services (now referred to as Patient Financial Services or “PFS”).

The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third party maintenance contracts. The increase in expense is primarily due to increased support costs experienced in the quarter for certain products in general release.

The cost of software as a service is relatively fixed, but is generally subject to annual increases for the goods and services required. Additionally, amortization of internally developed software purchased in the acquisition of Interpoint of $87,000 was recorded for the three months ended April 30, 2012. The quarterly increase, net of amortization expense, is primarily attributable to increased personnel and infrastructure costs relative to data center operations to support revenue growth, as well as the incremental leasing costs for PFS SaaS data center operations.

Selling, General and Administrative Expense

Selling, general and administrative expenses consisted of the following (in thousands):

	Three Months Ended,
	April 30, 2012	April 30, 2011	Change	% Change
Selling, general, and administrative	$1,670	$1,665	$5	—%

Selling, general and administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to our sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. The quarterly increase over the comparable prior year period is due to increases in investor relations expenses, professional fees, travel and living expenses, trade show expense, and amortization of intangible assets. These quarterly increases were offset by reduced salaries and benefits expense, reduced commissions expense, and reduced use of third-party outside consultants.

Product Research and Development Expense

Product research and development expenses consisted of the following (in thousands):

	Three Months Ended,
	April 30, 2012	April 30, 2011	Change	% Change
Research and development expense	$456	$418	$38	9%
Capitalized software development cost	507	785	(278)	(35%)

Total R&D cost	$963	$1,203	$(240)	(20%)

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Quarterly research and development expenses increased $38,000 from the prior year comparable period. The quarterly increase in research and development expense is a result of increased development time spent on non-capitalizable products. First quarter 2012 capitalized software development costs decreased as compared to the prior year quarter primarily due to a decrease in costs eligible for capitalization. The total research and development expenditures on a quarterly basis have decreased by $240,000 when considering both capitalized software development costs and non-capitalizable research and development expense; this is primarily due to reductions in staffing.

Other Income (Expense)

Quarterly interest expense for the period ending April 30, 2012 was $208,000, compared to $20,000 in the prior year comparable period. Interest expense consists of interest and commitment fees on the line of credit, interest on the term loan entered into in conjunction with the Interpoint acquisition, interest on the convertible note entered into in conjunction with the Interpoint acquisition, and amortization of deferred financing costs. Interest expense increased over the prior comparable period primarily because of the increase from the term loan and convertible note, as well as amortization expense. Other income includes the release of prior period reserves for discounts, and foreign currency exchange gains.

Provision for Income Taxes

The quarterly tax provision in fiscal 2012 and 2011 is comprised of primarily state and local provisions.

Use of Non-GAAP Financial Measures

In order to provide investors with greater insight, and allow for a more comprehensive understanding of the information used by management and the board of directors in its financial and operational decision-making, we may supplement the Condensed Consolidated Financial Statements presented on a GAAP basis in this quarterly report on Form 10-Q with the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin.

These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We compensate for such limitations by relying primarily on our GAAP results and using non-GAAP financial measures only as supplemental data. We also provide a reconciliation of non-GAAP to GAAP measures used. Investors are encouraged to carefully review this reconciliation. In addition, because these non-GAAP measures are not measures of financial performance under GAAP and are susceptible to varying calculations, these measures, as defined by us, may differ from and may not be comparable to similarly titled measures used by other companies.

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share

We define: (i) EBITDA, as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA, as net income (loss) before net interest expense, income tax expense (benefit), depreciation, amortization, and stock-based compensation expense; (iii) Adjusted EBITDA Margin, as Adjusted EBITDA as a percentage of net revenue; and (iv) Adjusted EBITDA per diluted share as Adjusted EBITDA divided by adjusted diluted shares outstanding. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the board and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure (primarily interest charges), asset base (primarily depreciation and amortization) and items outside the control of the management team (taxes). Adjusted EBITDA removes the impact of share-based compensation expense, which is another non-cash item outside of management’s control. Adjusted EBITDA per diluted share will include incremental shares in the share count that would be considered anti-dilutive in a GAAP net loss position.

The board of directors and management also use these measures as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and, (ii) as a performance evaluation metric in determining achievement of certain executive and associate incentive compensation programs.

Our lenders use Adjusted EBITDA to assess our operating performance. Our credit agreements with our lender require delivery of compliance reports certifying compliance with financial covenants certain of which are based on an adjusted EBITDA measurement that is substantively the same as the Adjusted EBITDA measurement reviewed by our management and board of directors.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities; despite the advantages regarding the use and analysis of these measures as mentioned above. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share as disclosed in this quarterly report on Form 10-Q, have limitations as analytical tools, and you should not consider these measures in isolation, or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA, and its variations are:

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

Adjusted EBITDA has all the inherent limitations of EBITDA. To properly and prudently evaluate our business, we encourage readers to review the GAAP financial statements included elsewhere in this quarterly report on Form 10-Q, and not rely on any single financial measure to evaluate our business. We also strongly urge readers to review the reconciliation of GAAP net earnings (loss) to Adjusted EBITDA, and GAAP earnings (loss) per diluted share to Adjusted EBITDA per diluted share in this section, along with the Condensed Consolidated Statement of Operations included elsewhere in this quarterly report on Form 10-Q.

The following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net income, a comparable GAAP-based measure, as well as earnings (loss) per diluted share to Adjusted EBITDA per diluted share. All of the items included in the reconciliation from net earnings (loss) to EBITDA to Adjusted EBITDA and the related per share calculations are either (i) recurring non-cash items or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other non-recurring items, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

The following table reconciles net earnings (loss) to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share for the three months ended April 30, 2012 and 2011 (amounts in thousands, except per share data):

Adjusted EBITDA Reconciliation	Three Months Ended,
	April 30, 2012	April 30, 2011
Net earnings (loss)	$492	$(281)
Interest expense	208	20
Income tax expense	9	2
Depreciation	180	198
Amortization of capitalized software development costs	643	494
Amortization of intangible assets	3	—

EBITDA	1,535	433

Stock-based compensation expense	178	197

Adjusted EBITDA	$1,713	$630

Adjusted EBITDA per diluted share
Earnings (loss) per share – diluted	$0.05	$(0.03)

Adjusted EBITDA per adjusted diluted share	$0.17	$0.06

Diluted weighted average shares	10,337,109	9,649,508
Includable incremental shares – adjusted EBITDA (1)	—	8,108

Adjusted diluted shares	10,337,109	9,657,616

(1)	The number of incremental shares that would be dilutive under profit assumption, only applicable under a GAAP net loss. If GAAP profit is earned in the current period, no additional incremental shares are assumed. If negative adjusted EBITDA is incurred, no additional incremental shares are assumed for adjusted diluted shares.

Liquidity and Capital Resources

Our liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development, capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. Our primary cash requirements include regular payment of payroll and other business expenses, interest payments on debt, and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded by cash generated by operations and borrowings under credit facilities. We believe that the cash flows from operations and available credit facilities are adequate to fund our current obligations for the next twelve months. Cash balances at April 30, 2012 and January 31, 2012 were $3,134,000 and $2,243,000, respectively. Continued expansion may require us to take on additional debt, or raise capital through issuance of equities, or a combination of both. There can be no assurance that we will be able to raise the capital required to fund further expansion.

Operating cash flow activities

(in thousands)	Three months ended April 30,
	2012	2011
Net income	$492	$(281)
Non-cash adjustments to income	1,024	915
Cash impact of changes in assets and liabilities	110	(862)

Operating cash flow	$1,626	$(228)

Net cash provided by operating activities for the three months ended April 30, 2012 increased in the current year primarily due to an increase in profitability. Non-cash adjustments were increased due to higher depreciation and amortization expense of fixed assets, capitalized software development costs, and intangibles amortization.

Our clients typically have been well-established hospitals or medical facilities or major health information system companies that resell our solutions, which have good credit histories and payments have been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with clients often involve significant amounts and contract terms typically require clients to make progress payments. Adverse economic events, as well as uncertainty in the credit markets, may adversely affect the availability of financing for some of our clients.

Investing cash flow activities

(in thousands)	Three months ended April 30,
	2012	2011
Purchases of property and equipment	$(228)	$(158)
Capitalized software development costs	(507)	(785)

Investing cash flow	$(735)	$(943)

The reduction of investing cash flows is primarily attributable to the reduction in capitalized software development costs. We estimate that replicating our existing software would cost significantly more than the stated net book value. Many of the programs related to capitalized software development continue to have significant value to our current solutions and those under development, as the concepts, ideas, and software code are readily transferable and are incorporated into new solutions.

Financing cash flow activities

(in thousands)	Three months ended April 30,
	2012	2011
Net change under revolving credit facility	—	300
Payments on capital lease obligation	—	(51)

Financing cash flow	—	249

The decrease in cash from financing activities was primarily the result of the reduction in use of proceeds from the revolving credit facility, as well as no remaining payments on capital leases.

Item 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there is reasonable assurance that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

There were no material changes in our internal controls over financial reporting during the three months ended April 30, 2012 that have affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are, from time to time, a party to various legal proceedings and claims, which arise, in the ordinary course of business. We are not aware of any legal matters that will have a material adverse effect on our consolidated results of operations or consolidated financial position.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 20, 2012, in connection with his employment with us, we granted a stock option for 200,000 shares of our common stock to Mr. Michael Schiller, our Senior Vice President, Sales, at an exercise price of $2.00 per share. About 5,555 shares of our common stock subject to such stock option will automatically vest each month during the first three years of Mr. Schiller’s employment with us. The grant of such stock option to Mr. Schiller qualifies as an inducement grant pursuant to Nasdaq Marketplace Rule 5365(c)(4), and is exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereunder, as a transaction by an issuer not involving any public offering.

Item 6.	EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE:	June 8, 2012	By:	/s/ Robert E. Watson
Robert E. Watson Chief Executive Officer

DATE:	June 8, 2012	By:	/s/ Stephen H. Murdock
Stephen H. Murdock Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

32.1	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema Document	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	***

**	Included herein

***	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.