Form 10-Q
period 2012-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2012-09-14
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of September 14, 2012: 12,525,655.

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets

	(Unaudited) July 31, 2012	January 31, 2012
Current assets:
Cash and cash equivalents	$4,071,522	$2,243,054
Accounts receivable, net of allowance for doubtful accounts of $100,000 and $100,000, respectively	2,190,052	4,484,605
Contract receivables	339,025	430,370
Prepaid hardware and third party software for future delivery	22,777	38,193
Prepaid client maintenance contracts	941,751	788,917
Prepaid and other assets	594,735	256,104
Deferred income taxes	167,000	167,000

Total current assets	8,326,862	8,408,243

Non-current assets:
Property and equipment:
Computer equipment	3,285,529	2,892,885
Computer software	2,187,854	2,131,730
Office furniture, fixtures and equipment	756,375	756,375
Leasehold improvements	667,000	667,000

	6,896,758	6,447,990
Accumulated depreciation and amortization	(5,594,952)	(5,232,321)

Property and equipment, net	1,301,806	1,215,669
Contract receivables, less current portion	168,546	221,596
Capitalized software development costs, net of accumulated amortization of $16,027,630 and $14,805,236, respectively	9,577,781	9,830,175
Intangible assets, net	392,348	417,666
Deferred financing cost, net	302,097	145,857
Goodwill	4,060,504	4,060,504
Other, including deferred income taxes of $711,000 and $711,000, respectively	946,073	841,348

Total non-current assets	16,749,155	16,732,815

	$25,076,017	$25,141,058

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders’ Equity

	(Unaudited) July 31, 2012	January 31, 2012
Current liabilities:
Accounts payable	$711,029	$879,027
Accrued compensation	997,080	887,130
Accrued other expenses	1,039,256	479,526
Deferred revenues	5,368,738	6,496,938
Contingent consideration for earn-out	1,232,720	—

Total current liabilities	9,348,823	8,742,621

Non-current liabilities:
Term loan	4,120,000	4,120,000
Convertible note	—	3,000,000
Lease incentive liability	41,870	47,193
Contingent consideration for earn-out, less current portion	—	1,232,720

Total non-current liabilities	4,161,870	8,399,913

Total liabilities	13,510,693	17,142,534

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value per share, 25,000,000 shares authorized, and 12,144,644 and 10,433,716 shares issued and outstanding, respectively	121,447	104,338
Additional paid in capital	41,882,312	38,360,980
Accumulated deficit	(30,438,435)	(30,466,794)
Total stockholders’ equity	11,565,324	7,998,524

	$25,076,017	$25,141,058

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended July 31,

(Unaudited)

	Three Months		Six Months
	2012	2011	2012	2011
Revenues:
Systems sales	$75,670	$163,200	$429,200	$294,202
Professional services	941,419	868,179	2,063,858	1,875,233
Maintenance and support	2,297,246	2,201,690	4,648,821	4,278,597
Software as a service	1,734,719	912,864	3,352,308	1,837,923

Total revenues	5,049,054	4,145,933	10,494,187	8,285,955

Operating expenses:
Cost of systems sales	532,332	627,550	1,218,859	1,168,502
Cost of professional services	503,474	614,978	1,055,956	1,164,015
Cost of maintenance and support	705,713	540,689	1,430,995	1,325,523
Cost of software as a service	616,781	417,868	1,299,087	854,291
Selling, general and administrative	2,204,205	1,582,532	3,873,965	3,247,193
Product research and development	510,842	342,157	967,205	759,931

Total operating expenses	5,073,347	4,125,774	9,846,067	8,519,455

Operating income (loss)	(24,293)	20,159	648,120	(233,500)
Other income (expense):
Interest expense	(391,188)	(21,791)	(599,018)	(41,633)
Miscellaneous income (expense)	(23,788)	(311)	12,257	(5,266)

Earnings (loss) before income taxes	(439,269)	(1,943)	61,359	(280,399)
Income tax expense	(24,000)	(5,000)	(33,000)	(7,315)

Net earnings (loss)	$(463,269)	$(6,943)	$28,359	$(287,714)

Basic net earnings (loss) per common share	$(0.04)	$(0.00)	$0.00	$(0.03)

Number of shares used in basic per common share computation	11,316,083	9,907,880	10,817,214	9,802,488

Diluted net earnings (loss) per common share	$(0.04)	$(0.00)	$0.00	$(0.03)

Number of shares used in diluted per common share computation	11,316,083	9,907,880	10,936,752	9,802,488

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended July 31,

(Unaudited)

	2012	2011
Operating activities:
Net earnings (loss)	$28,359	$(287,714)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,610,343	1,391,822
Loss on disposal of equipment	—	26,667
Stock-based compensation expense	399,961	395,732
Provision for accounts receivable	—	40,000

Change in assets and liabilities:
Accounts and contract receivables	2,438,948	540,548
Other assets	(610,237)	(121,302)
Accounts payable	(167,998)	187,202
Accrued expenses	597,038	(790,017)
Deferred revenues	(1,128,200)	(673,179)

Net cash provided by operating activities	3,168,214	709,759

Investing activities:
Purchases of property and equipment	(448,768)	(236,196)
Capitalization of software development costs	(970,000)	(1,391,000)

Net cash used in investing activities	(1,418,768)	(1,627,196)

Financing activities:
Net change in borrowings	—	50,000
Proceeds from exercise of stock options, stock purchase plan, and subscriptions	79,022	92,711
Payments on capital lease obligation	—	(51,338)

Net cash provided by financing activities	79,022	91,373

Increase (decrease) in cash and cash equivalents	1,828,468	(826,064)
Cash and cash equivalents at beginning of period	2,243,054	1,403,949

Cash and cash equivalents at end of period	$4,071,522	$577,885

Supplemental cash flow disclosures:
Interest paid	$299,712	$29,621

Income taxes paid	$23,276	$16,957

Supplemental Disclosure of Non-Cash Financing Activity

In June 2012, the $3,000,000 convertible note and accrued interest was converted to 1,529,729 common shares at $2.00 per share.

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, or “our”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the three and six months ended July 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013.

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

Fair Value of Financial Instruments

The FASB’s authoritative guidance on fair value measurements establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. Under this guidance, assets and liabilities carried at fair value must be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of the Company’s long-term debt approximates fair value since the interest rates being paid on the amounts approximate the market interest rate. Long-term debt is classified as Level 2. The fair value of contingent consideration for earn-out is determined by management with the assistance of an independent third party valuation specialist. The Company used a binomial model to estimate the fair value of the contingent consideration for earn-out. The contingent consideration for earn-out is classified as Level 3.

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

Software as a Service

We use ESP to determine the value of SaaS arrangements because we cannot establish VSOE, and TPE is not a practical alternative due to differences in functionality from our competitors. Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution, and include calculating the equivalent value of maintenance and support on a present value basis over the term of the initial agreement period. Typically revenue recognition commences once the client goes live on the system, and is recognized ratably over the contract term. The software portion of SaaS for our HIM (“Health Information Management”) products do not need material modification to achieve their contracted function. The software portion of SaaS for our PFS (“Patient Financial Services”) products require material customization and setup processes to achieve their contracted function.

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

Professional services components that are essential to the functionality of the software, and are not considered a separate unit of accounting, are recognized in revenue ratably over the life of the client, which we approximate as the duration of the initial contract term. We defer the associated direct costs for salaries and benefits expense for PFS contracts. As of July 31, 2012 we have deferred approximately $106,000. These deferred costs will be amortized over the identical term as the associated SaaS revenues.

We use VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. We typically sell professional services on a fixed fee basis. We monitor projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.

NOTE C – EQUITY AWARDS

Common Stock

Authorized common stock of the Company consisted of 25,000,000 shares, par value of $.01 per share, of which 12,144,644 and 10,433,716 shares were issued and outstanding as of July 31, 2012 and January 31, 2012, respectively.

On June 15, 2012 Interpoint elected to convert the balance of principal and interest on the note outstanding, net of working capital adjustments and related accrued interest owed to us, for 1,529,729 shares of common stock at $2.00 per share (see Note F). The excess of the exercise price over the par value of the common stock was recorded as a credit to additional paid in capital of $3,044,203.

Equity Awards

During the six months ended July 31, 2012, we granted 517,000 options with a weighted average exercise price of $2.43 per share. During the same period, 125,667 options expired with an average exercise price of $1.77 per share and 1,666 options were exercised under all plans.

During the six months ended July 31, 2011, we granted 858,000 options with a weighted average exercise price of $1.94 per share. During the same period 115,916 options expired with an average exercise price of $1.84 per share and 32,598 options were exercised under all plans.

The fair value of each option grant during the six months ended July 31, 2012 and July 31, 2011 was estimated at the date of the grants using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the six months ended, July 31, 2012	For the six months ended, July 31, 2011
Risk-free interest rate	0.41%	2.27%
Dividend yield	—	—
Current weighted-average volatility factor of the expected market price of Common Stock	0.53	0.56
Weighted-average expected life of stock options	5 years	5 years
Forfeiture rate	0%	0%

During the six months ended July 31, 2012, we granted 134,789 restricted shares of common stock with a weighted average fair value of $1.94 and 110,412 restricted stock shares with a weighted average fair value of $1.68 had their restriction periods lapse. These shares are subject to the 2005 Incentive Compensation Plan as amended, and are granted to certain independent members of the Board of Directors and employees. The shares have an approximate one-year restriction period.

During the six months ended July 31, 2011, we granted 110,412 restricted stock shares with a weighted average fair value of $1.68 per share, and 223,090 restricted stock shares with a weighted average fair value of $1.92 had their restriction period lapse. These shares were subject to the 2005 Incentive Compensation Plan as amended, and are granted to certain independent members of the Board of Directors and employees. The shares had an approximate one-year restriction period.

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

For the six month periods ended July 31, 2012 and July 31, 2011, we recognized equity awards expense of $400,000 and $396,000, respectively, as a credit to additional paid in capital.

During the six month period ended July 31, 2012, 44,744 shares were purchased at the price of $1.70 per share. Cash received from exercise of options and employee stock purchase plan was $79,000 for the six months ended July 31, 2012. As a result we recorded $78,000 as a credit to additional paid in capital.

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

	Three Months Ended,
	July 31, 2012	July 31, 2011
Numerator for Basic and Diluted Earnings per Share:
Net loss	$(463,269)	$(6,943)

Denominator for basic earnings per share weighted average shares	11,316,083	9,907,880
Effect of dilutive securities
Stock options	—	—
Restricted stock	—	—

Denominator for basic earnings per share, with assumed conversions	11,316,083	9,907,880

Basic net loss per common share	$(0.04)	$(0.00)

Diluted net loss per common share	$(0.04)	$(0.00)

Anti-dilutive securities:
Stock options, out-of-the-money	403,500	1,272,467

	Six Months Ended,
	July 31, 2012	July 31, 2011
Numerator for Basic and Diluted Earnings per Share:
Net earnings (loss)	$28,359	$(287,714)

Denominator for basic earnings per share weighted average shares	10,817,214	9,802,488
Effect of dilutive securities
Stock options	78,855	—
Restricted stock	40,683	—

Denominator for basic earnings per share, with assumed conversions	10,936,752	9,802,488

Basic net earnings (loss) per common share	$0.00	$(0.03)

Diluted net earnings (loss) per common share	$0.00	$(0.03)

Anti-dilutive securities:
Stock options, out-of-the-money	443,500	1,282,467

NOTE E – CONTRACTUAL OBLIGATIONS

The following table details the remaining obligations, by fiscal year, as of the end of the quarter (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Totals
Operating leases	$259	477	487	321	161	279	1,984
Term loan	—	4,120	—	—	—	—	4,120

Total	$259	4,597	487	321	161	279	6,104

On April 10, 2012, we entered into an amended lease obligation to lease 8,582 square feet of office space in our current building at 1230 Peachtree NE in Atlanta, GA. The lease commences upon taking possession of the space and ends 72 months thereafter. We took possession of the space during the third quarter of fiscal 2012. Upon relocation, we completely vacated the previously leased premises within the building. The provisions of the lease provide for rent abatement for the first four months of the lease term, and a moving allowance of approximately $17,000. Upon taking possession of the premises, the rent abatement and allowance will be aggregated with the total expected rental expense, and will be amortized on a straight line basis over the term of the lease.

NOTE F – DEBT

Term Loan and Line of Credit

On December 7, 2011, in conjunction with the acquisition of the assets of Interpoint, we entered into a subordinated credit agreement with Fifth Third Bank in which the bank provided us with a $4,120,000 term loan maturing on December 7, 2013 and a revolving line of credit maturing on October 1, 2013.

The proceeds from the term loan were used to finance the cash portion of the Interpoint acquisition purchase price, as well as pay down the outstanding balance of our existing revolving line of credit with Fifth Third Bank. The term loan and revolving line of credit are secured by substantially all of our and our subsidiaries’ assets. Borrowings under the term loan bear interest at a rate of 12% and borrowing on the line of credit bears interest at a floating rate based on LIBOR plus an applicable margin, and is payable monthly. The interest rate on the line of credit at July 31, 2012 approximated 3.4%. We paid a commitment fee in connection with the term loan of $120,000, which is included in deferred financing costs, and we will also be required to pay a success fee in accordance with the loan, which is recorded in interest expense. We had no outstanding borrowings under the line of credit as of July 31, 2012.

The significant covenants as set forth in the term loan and line of credit are as follows: (i) maintain adjusted EBITDA as of the end of any fiscal quarter greater than $3,500,000, on a trailing four fiscal quarter basis beginning January 31, 2012; (ii) maintain a fixed charge coverage ratio for the fiscal quarter ending January 31, 2012 and each April 30, July 31, October 31, and January 31 of less than 1.50:1 calculated quarterly for the period from October 31, 2011 to the date of measurement for the quarters ending January 31, 2012, April 30, 2012 and July 31, 2012 and on a trailing four quarter basis thereafter; (iii) on a consolidated basis, maintain ratio of funded debt to adjusted EBITDA as of the end of any fiscal quarter greater than 1.75:1, calculated quarterly on a trailing four fiscal quarter basis beginning January 31, 2012. We were in compliance with all loan covenants at July 31, 2012.

Convertible Note

On December 7, 2011, as part of the purchase of the assets of Interpoint, we issued a convertible promissory note (the “Convertible Note”) for $3,000,000. The note accrued interest at a per annum rate of 8% from the date of the note until the earlier of conversion or payment in full of all outstanding principal and accrued interest. Interest is payable quarterly in arrears on the first day of March, June, September, and December.

On June 15, 2012 Interpoint elected to convert the balance of principal and interest on the note outstanding, net of working capital adjustments and related accrued interest owed to us, for 1,529,729 shares of common stock at $2.00 per share.

Contingent Earn-Out Provision

As part of the asset purchase, Interpoint is entitled to receive additional consideration contingent upon certain financial performance measurements during a one year earn-out period commencing June 30, 2012 and ending on June 30, 2013. The earn-out consideration is calculated as twice the recurring revenue for the earn-out period recognized by the acquired Interpoint operations from specific contracts defined in the asset purchase agreement, plus one times Interpoint revenue derived from our customers, less $3,500,000. The earn-out consideration, if any, will be paid no later than July 31, 2013 in cash or through the issuance of a note with terms identical to the terms of the Convertible Note, except with respect to issue date, conversion date and prepayment date. The earn-out note restricts conversion or prepayment at any time prior to the one year anniversary of the issue date.

Interpoint is entitled to additional earn-out consideration of fifty percent of any license sales of the developed software acquired, to specific clients as defined in the asset purchase agreement, for any sales prior to December 31, 2012.

At July 31, 2012 we estimate the payment obligation in connection with the earn-out will be $1,233,000. Future adjustments to the contingent obligation will be recorded as expense in the period identified.

NOTE G - COMMITMENTS AND CONTINGENCIES

We have entered into employment agreements with our officers and certain employees that generally provide annual salary, a minimum bonus, discretionary bonus, and stock incentive provisions.

NOTE H – SUBSEQUENT EVENTS

We evaluated all events or transactions that occurred after July 31, 2012 through the date the we issued these financial statements. On August 16, 2012, we acquired substantially all of the outstanding stock of New York City-based Meta Health Technology, Inc., a New York corporation (“Meta”). We paid a total purchase price of $15,000,000, consisting of cash payment of $13,400,000 and the issuance of 393,086 shares of our common stock at a price of $4.07 per share, which had an agreed upon value of approximately $1,600,000. For the three and six month periods ending July 31, 2012, we recorded $524,000 and $550,000, respectively, of acquisition costs related to the Meta transaction, which was recorded in selling, general and administrative expense.

In conjunction with the Meta acquisition, on August 16, 2012, we amended our current term loan and line of credit agreements with Fifth Third Bank, whereby Fifth Third Bank provided us with a $5,000,000 revolving line of credit, a $5,000,000 senior term loan and a $9,000,000 subordinated term loan, a portion of which was used to refinance the previously outstanding $4,120,000 subordinated term loan. These new term loans and revolving line of credit mature on August 16, 2014. Additionally, as part of the refinancing in August, we mutually agreed to settle the success fee included in the the current term loan for $700,000. The loans are secured by substantially all of our assets. Borrowing under the senior term loan bears interest at a rate of LIBOR plus 5.50%, and borrowing under the subordinated term loan bears interest at 10% from August 16, 2012 and thereafter. Borrowing under the revolving loan bears interest at a rate equal to LIBOR plus 3.00%. The loans are subject to certain customary financial covenants, including, without limitation, covenants that require us to maintain a minimum adjusted EBITDA, to maintain a funded debt to adjusted EBITDA ratio and to maintain a fixed charge coverage ratio. A commitment fee of 0.40% will be incurred on the unused revolving line of credit balance, and is payable quarterly. The proceeds of these loans were used to finance the cash portion of the acquisition purchase price and to cover any additional operation costs as a result of the Meta acquisition.

In a separate transaction on August 16, 2012, we completed a $12,000,000 equity investment with affiliated funds and accounts of Great Point Partners, LLC, and Noro-Moseley Partners VI, L.P., and another investor. The equity investment consisted of us issuing 2,416,785 shares of a new series A convertible preferred stock at $3.00 per share, warrants exercisable for up to 1,200,000 shares of our common stock at an exercise price of $3.99 per share, and convertible subordinated notes in the aggregate principal amount of $5,699,577, which, upon stockholder approval, convert into 1,583,210 shares of preferred stock. The preferred stock is convertible into shares of our common stock on a one-for-one basis at $3.00 per share at any time at the discretion of the holder of such preferred stock. The warrants may be exercised at any time during the period beginning on February17, 2013 until 5 years from such initial exercise date. Direct costs of obtaining the financing were capitalized and will be amortized over the life of the related instruments.

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

Operating Results

We recognized revenues in the three and six month periods ending July 31, 2012 of $5,049,000 and $10,494,000, compared to $4,146,000 and $8,286,000 for the comparable prior year periods; an increase of $903,000 and $2,208,000 or 22% and 27%, respectively. Revenues are derived primarily from recurring revenues recognized from software as a service (referred to herein as “SaaS”) and maintenance contracts. We incurred an operating loss of $24,000 in the second quarter of fiscal 2012, and earned an operating profit of $648,000 for the six month period ended July 31, 2012. In the prior year comparable periods we earned an operating profit of $20,000 and incurred an operating loss of $234,000, respectively. Operating expenses for the three and six month periods ending July 31, 2012 were $5,073,000 and $9,846,000, compared to $4,126,000 and $8,519,000 in the comparable prior year periods; an increase of $947,000 and $1,327,000, or 23% and 16%, respectively, over the prior year comparable periods.

Our revenues from proprietary systems sales have varied, and may continue to vary, significantly from quarter-to-quarter because of the volume and timing of systems sales and delivery. Professional services revenues also fluctuate from quarter-to-quarter because of the timing of the implementation services, project management, and timing of the recognition of revenues under generally accepted accounting principles. Conversely, revenues from SaaS, and maintenance services do not fluctuate significantly from quarter-to-quarter, but have been increasing, on an annual basis, as the number of customers increase or customers expand their solutions. Substantial portions of the operating expenses are fixed; therefore operating profits are expected to vary depending primarily on the mix of proprietary system revenue versus SaaS revenue.

Statement of Operations(1)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Systems sales	1.5%	4.0%	4.1%	3.6%
Professional services	18.6	20.9	19.7	22.6
Maintenance and support	45.5	53.1	44.3	51.6
Software as a service	34.4	22.0	31.9	22.2

Total revenues	100.0	100.0	100.0	100.0

Cost of sales	46.7	53.1	47.7	54.5
Selling, general and administrative	43.7	38.2	36.9	39.2
Product research and development	10.1	8.3	9.2	9.2

Total operating expenses	100.5	99.5	93.8	102.8

Operating profit (loss)	(0.5)	0.5	6.2	(2.8)
Other income (expense), net	(8.2)	(0.5)	(5.6)	(0.6)
Income tax expense	(0.5)	(0.1)	(0.3)	(0.1)

Net earnings (loss)	(9.2)%	(0.2%)	0.3%	(3.5%)

Cost of systems sales	703.5%	384.5%	284.0%	397.2%

Cost of professional services	53.5%	70.8%	51.2%	62.1%

Cost of maintenance and support	30.7%	24.6%	30.8%	31.0%

Cost of software as a service	35.6%	45.8%	38.8%	46.5%

(1)	Because a significant percentage of the operating costs are incurred at levels that are not necessarily correlated with revenue levels, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past operations nor are they necessarily indicative of our future operations in the near or long-term. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

Revenues

Revenues consisted of the following (in thousands):

	Three Months Ended,
	July 31, 2012	July 31, 2011	Change	% Change
Proprietary software (1)	$14	$14	$0	0%
Hardware & third party software (1)	62	149	(87)	(58)%
Professional services (2)	941	868	73	8%
Maintenance & support	2,297	2,202	95	4%
Software as a service (3)	1,735	913	822	90%

Total revenues	$5,049	$4,146	$903	22%

	Six Months Ended,
	July 31, 2012	July 31, 2011	Change	% Change
Proprietary software (1)	$134	$51	$83	163%
Hardware & third party software (1)	295	242	53	22%
Professional services (2)	2,064	1,875	189	10%
Maintenance & support	4,648	4,279	369	9%
Software as a service (3)	3,353	1,839	1,514	82%

Total revenues	$10,494	$8,286	$2,208	27%

(1)	Proprietary software and hardware are the components of the system sales line item
(2)	Includes $30,000 and $64,000 of revenue earned from the acquired Interpoint operations for the three and six month periods ended July 31, 2012, respectively.
(3)	Includes $630,000 and $1,120,000 of revenue earned from the acquired Interpoint operations for the three and six month periods ended July 31, 2012, respectively.

Revenues for the three and six month periods ended July 31, 2012 were $5,049,000 and $10,494,000 respectively; as compared to $4,146,000 and $8,286,000 respectively in the comparable periods of fiscal 2011. The quarterly and year to date increase was primarily attributable to revenues provided by the acquired Interpoint operations (now known as SaaS-PFS) which contributed $660,000 in incremental revenue in the second quarter of fiscal 2012 and $1,184,000 for the six months ended July 31, 2012. Additional increases in recurring revenues from SaaS and maintenance contracts are primarily due to annual increases, new clients which have added incremental revenue, or expansion of services to current clients.

Backlog

	July 31, 2012	January 31, 2012	July 31, 2011
Streamline Health proprietary software	$120,000	$181,000	$80,000
Hardware and third party software	119,000	194,000	152,000
Professional services	4,678,000	5,945,000	4,573,000
Maintenance and support	9,937,000	10,542,000	6,009,000
Software as a service	17,332,000	10,504,000	7,275,000

Total	$32,186,000	$27,366,000	$18,089,000

At July 31, 2012, we had master agreements and purchase orders from clients and remarketing partners for systems and related services which have not been delivered or installed which, if fully performed, would generate future revenues of approximately $32,186,000 compared with $18,089,000 at July 31, 2011.

Our proprietary software backlog consists of signed agreements to purchase software licenses. Typically, this is software that is not yet generally available, or the software is generally available and the client has not taken possession of the software.

Third party hardware and software consists of signed agreements to purchase third party hardware or third party software licenses that have not been delivered to the client. These are products that we resell as components of solutions clients purchase. The decrease in backlog is primarily due to clients which have made fewer purchases for future systems implementations. These items are expected to be delivered in the next twelve months as implementations commence.

Professional services backlog consists of signed contracts for services that have yet to be performed, or revenues that are deferred. Typically backlog is recognized within twelve months of the contract signing for services, unless those services are deemed essential to the functionality of software; whereby they are deferred and recognized over a period greater than one year. The increase in backlog from the prior year comparable quarter is due to incremental backlog provided by SaaS-PFS clients acquired in the Interpoint acquisition, and is partially offset by revenue recognized out of backlog.

Maintenance and support backlog consists of maintenance agreements for licenses of our proprietary software and third party hardware and software with clients and remarketing partners for which either an agreement has been signed, a purchase order has been received, or payment has been received. Included in maintenance and support backlog are the signed client agreements through their respective renewal dates. Typical maintenance contracts are for a one year term and are renewed annually. Clients typically prepay maintenance and support which is billed 30-60 days prior to the beginning of the maintenance period. We do not expect any significant client attrition over the next 12 months. Maintenance and support backlog at July 31, 2012 was $9,937,000 as compared to $6,009,000 at July 31, 2011. A significant portion of the increase in maintenance and support backlog is due to one client which signed an extended maintenance contract for five years. Other factors which increased backlog are add-on solutions sold in fiscal 2011 and the second quarter of fiscal 2012. Additionally, contract renewals are typically subject to an annual increase in fees based on market rates and inflationary metrics.

At July 31, 2012, we have entered into SaaS agreements, which are expected to generate revenues of $17,332,000 through their respective renewal dates in fiscal years 2012 through 2018. Typical SaaS terms are one to five years in length. The increase in SaaS backlog from July 31, 2011 is primarily the impact of assumed backlog from the Interpoint acquisition, as well as new contracts signed late in fiscal 2011 through the second quarter of fiscal 2012.

Cost of Sales

Cost of sales consisted of the following (in thousands):

	Three Months Ended,
	July 31, 2012	July 31, 2011	Change	% Change
Cost of system sales	$532	$628	$(96)	(15%)
Cost of professional services	503	615	(112)	(18%)
Cost of maintenance and support	706	541	165	30%
Cost of software as a service	617	418	199	48%

Total cost of sales	$2,358	$2,202	$156	7%

	Six Months Ended,
	July 31, 2012	July 31, 2011	Change	% Change
Cost of system sales	$1,219	$1,169	$50	4%
Cost of professional services	1,056	1,164	(108)	(9%)
Cost of maintenance and support	1,431	1,326	105	8%
Cost of software as a service	1,299	854	445	52%

Total cost of sales	$5,005	$4,513	$492	11%

Cost of systems sales includes amortization of capitalized software expenditures, royalties, and the cost of third-party hardware and software. The quarterly decrease in the cost of systems sales is primarily the result of a decrease in third-party hardware and software sales. The year-to-date increase of $50,000 in the cost of systems sales is primarily attributable to the sunsetting of certain products, and partially offset by older assets becoming fully amortized.

The cost of professional services includes compensation and benefits for personnel, and related expenses. The quarterly and year-to-date decrease in expense is primarily due to a significant reduction in staffing, which took place in the second quarter of fiscal 2011, which increased severance expenses in the prior comparable period. This was partially offset by an incremental increase of $67,000 and $171,000, respectively, in quarterly and year-to-date expense attributable to the inclusion of Interpoint implementation services (now referred to as Patient Financial Services or “PFS”).

The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third party maintenance contracts. The quarterly and year-to-date increase in expense is primarily due to increased support costs experienced in the quarter for certain products in general release.

The cost of software as a service is relatively fixed, but is generally subject to annual increases for the goods and services required. Additionally, amortization of internally developed software purchased in the acquisition of Interpoint of $88,000 and $175,000 was recorded for the three and six months ended July 31, 2012 respectively. The quarterly and year-to-date increase, net of amortization expense, is primarily attributable to increased personnel and infrastructure costs relative to data center operations to support revenue growth, as well as the incremental leasing costs for PFS SaaS data center operations.

Selling, General and Administrative Expense

Selling, general and administrative expenses consisted of the following (in thousands):

	Three Months Ended,
	July 31, 2012	July 31, 2011	Change	% Change
Selling, general, and administrative	$2,204	$1,583	$621	39%

	Six Months Ended,
	July 31, 2012	July 31, 2011	Change	% Change
Selling, general, and administrative	$3,874	$3,247	$627	19%

Selling, general and administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to our sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. The quarterly and year-to-date increase over the comparable prior year periods is due to increases in investor relations expenses, professional fees, travel and living expenses, trade show expense, and amortization of intangible assets. These quarterly and year-to-date increases were partially offset by reduced salaries and benefits expense, reduced commissions expense, and reduced use of third-party outside consultants.

Product Research and Development Expense

Product research and development expenses consisted of the following (in thousands):

	Three Months Ended,
	July 31, 2012	July 31, 2011	Change	% Change
Product research and development expense	$511	$342	$169	49%
Capitalized software development cost	463	606	(143)	(24%)

Total R&D cost	$974	$948	$26	3%

	Six Months Ended,
	July 31, 2012	July 31, 2011	Change	% Change
Product research and development expense	$967	$760	$207	27%
Capitalized software development cost	970	1,391	(421)	(30%)

Total R&D cost	$1,937	$2,151	$(214)	(10%)

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Quarterly and year-to-date research and development expenses increased $169,000 and $207,000, respectively, from the prior year comparable periods. The quarterly and year-to-date increases in research and development expense is a result of increased development time spent on non-capitalizable products. Quarterly and year-to-date capitalized software development costs decreased as compared to the prior year primarily due to a decrease in costs eligible for capitalization. The total research and development expenditures on a quarterly and year-to-date basis have increased by $26,000 and decreased by $214,000, respectively, when considering both capitalized software development costs and non-capitalizable research and development expense; this is primarily due to increases in post general release software hotfixes and reductions in staffing, respectively.

Other Income (Expense)

Quarterly and year-to-date interest expense for the period ending July 31, 2012 was $391,000 and $599,000, respectively, compared to $22,000 and $42,000 in the prior year comparable periods. Interest expense consists of interest and commitment fees on the line of credit, interest and success fees on the term loan entered into in conjunction with the Interpoint acquisition, interest on the convertible note entered into in conjunction with the Interpoint acquisition, and amortization of deferred financing costs. Interest expense increased over the prior comparable three and six month periods primarily because of the term loan and convertible note interest of $154,000 and $337,000, respectively. Interest expense for success fees associated with the term loan was approximately $215,000 for the six months ended July 31, 2012. Interest expense also includes the impact of the amortization of deferred financing costs of $20,000 and $40,000 for the three and six month periods ended July 31, 2012, as compared to zero for the prior comparable period. Other income and expense consists of foreign currency exchange gains and advertising sponsorships.

Provision for Income Taxes

The quarterly and year-to-date tax provision in fiscal 2012 and 2011 is comprised of state and local provisions.

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

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share

We define: (i) EBITDA, as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA, as net income (loss) before net interest expense, income tax expense (benefit), depreciation, amortization, non-recurring transaction expenses, and stock-based compensation expense; (iii) Adjusted EBITDA Margin, as Adjusted EBITDA as a percentage of net revenue; and (iv) Adjusted EBITDA per diluted share as Adjusted EBITDA divided by adjusted diluted shares outstanding. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the board and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure (primarily interest charges), asset base (primarily depreciation and amortization) and items outside the control of the management team (taxes). Adjusted EBITDA removes the impact of non-recurring transaction costs that are not expected to be recurring in the normal course of our business. Adjusted EBITDA removes the impact of share-based compensation expense, which is another non-cash item outside of management’s control. Adjusted EBITDA per diluted share will include incremental shares in the share count that would be considered anti-dilutive in a GAAP net loss position.

The board of directors and management also use these measures as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and, (ii) as a performance evaluation metric in determining achievement of certain executive and associate incentive compensation programs.

Our lenders use a variation of Adjusted EBITDA to assess our operating performance. Our credit agreements with our lender require delivery of compliance reports certifying compliance with financial covenants certain of which are based on an adjusted EBITDA measurement that is similar to the Adjusted EBITDA measurement reviewed by our management and board of directors.

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

The following table reconciles net earnings (loss) to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share for the three and six months ended July 31, 2012 and 2011 (amounts in thousands, except per share data):

	Three Months Ended,		Six Months Ended,
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
Adjusted EBITDA Reconciliation
Net earnings (loss)	$(463)	$(7)	$28	$(288)
Interest expense	391	22	599	42
Income tax expense	24	5	33	7
Depreciation	183	193	363	391
Amortization of capitalized software development costs	580	507	1,223	1,001
Amortization of intangible assets	22	—	25	—

EBITDA	737	720	2,271	1,153

Stock-based compensation expense	221	199	400	396
Transaction expenses	524	—	550	—

Adjusted EBITDA	$1,482	$919	$3,221	$1,549

Adjusted EBITDA per diluted share
Earnings (loss) per share - diluted	$(0.04)	$(0.00)	$0.00	$(0.03)

Adjusted EBITDA per adjusted diluted share	$0.13	$0.09	$0.29	$0.16

Diluted weighted average shares	11,316,083	9,907,880	10,936,752	9,802,488
Includable incremental shares – adjusted EBITDA (1)	321,857	52,867	—	59,013

Adjusted diluted shares	11,637,940	9,960,747	10,936,752	9,861,501

(1)	The number of incremental shares that would be dilutive under profit assumption, only applicable under a GAAP net loss. If GAAP profit is earned in the current period, no additional incremental shares are assumed. If negative adjusted EBITDA is incurred, no additional incremental shares are assumed for adjusted diluted shares.

Liquidity and Capital Resources

Our liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development, capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. Our primary cash requirements include regular payment of payroll and other business expenses, interest payments on debt, and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded by cash generated by operations and borrowings under credit facilities. We believe that the cash flows from operations and available credit facilities are adequate to fund our current obligations for the next twelve months. Cash balances at July 31, 2012 and January 31, 2012 were $4,072,000 and $2,243,000, respectively. Continued expansion may require us to take on additional debt, or raise capital through issuance of equities, or a combination of both. There can be no assurance that we will be able to raise the capital required to fund further expansion.

Operating cash flow activities

	Six months ended July 31,
(in thousands)	2012	2011
Net income	$28	$(288)
Non-cash adjustments to income	2,010	1,855
Cash impact of changes in assets and liabilities	1,130	(857)

Operating cash flow	$3,168	$710

Net cash provided by operating activities for the six months ended July 31, 2012 increased in the current year due to an increase in profitability, and non-cash adjustments due to increased depreciation and amortization expense of property and equipment, amortization of capitalized software development costs, and intangibles amortization. This is in addition to the net change in assets and liabilities which is attributable to decreases in accounts receivable and increases in accrued expenses including interest expense and accrued professional fees.

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

Investing cash flow activities

	Six months ended July 31,
(in thousands)	2012	2011
Purchases of property and equipment	$(449)	$(236)
Capitalized software development costs	(970)	(1,391)

Investing cash flow	$(1,419)	$(1,627)

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

Financing cash flow activities

	Six months ended July 31,
(in thousands)	2012	2011
Net change in borrowings	$—	$50
Proceeds from exercise of stock options, stock purchase plan, and subscriptions	79	93
Payments on capital lease obligation	—	(52)

Financing cash flow	$79	$91

The decrease in cash provided by financing activities was primarily the result of the reduction in use of proceeds from the revolving credit facility, as well as no remaining payments on capital leases.

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

There were no material changes in our internal controls over financial reporting during the three months ended July 31, 2012 that have affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are, from time to time, a party to various legal proceedings and claims, which arise, in the ordinary course of business. We are not aware of any legal matters that will have a material adverse effect on our consolidated results of operations or consolidated financial position and cash flows.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 6.	EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: September 14, 2012	By:	/s/ Robert E. Watson
Robert E. Watson Chief Executive Officer

DATE: September 14, 2012	By:	/s/ Stephen H. Murdock
Stephen H. Murdock Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*	*

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*	*

32.1	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*	*

32.2	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*	*

101.INS	XBRL Instance Document	*	**

101.SCH	XBRL Taxonomy Extension Schema Document	*	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*	**

**	Included herein
***	To be filed by amendment.