Form 10-Q/A
period 2012-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2012-10-12
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the period ended July 31, 2012, originally filed with the Securities and Exchange Commission on September 14, 2012, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405 of Regulation S-T, Exhibit 101 was required to be furnished within 30 days of the original filing date of the Form 10-Q.

This amendment does not reflect events occurring after the original filing. Except for the foregoing information, this Form 10-Q/A continues to speak as of the date of the original filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

Item 6.	EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: October 12, 2012	By:	/s/ Robert E. Watson
Robert E. Watson Chief Executive Officer

DATE: October 12, 2012	By:	/s/ Stephen H. Murdock
Stephen H. Murdock Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*	*

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*	*

32.1	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*	*

32.2	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*	*

101.INS	XBRL Instance Document	*	**

101.SCH	XBRL Taxonomy Extension Schema Document	*	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*	**

**	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012.
***	Furnished herein

4