Form 10-Q
period 2012-10-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2012-12-14
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-28132

STREAMLINE HEALTH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1455414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1230 Peachtree St. NE, Suite 1000

Atlanta, GA 30309

(Address of principal executive offices) (Zip Code)

(404)-446-0050

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Registrant’s Common Stock ($.01 par value per share) issued and outstanding, as of December 14, 2012: 12,639,988.

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets

	(Unaudited) October 31, 2012	January 31, 2012
Current assets:
Cash and cash equivalents	$10,528,695	$2,243,054
Accounts receivable, net of allowance for doubtful accounts of $134,000 and $100,000, respectively	3,389,738	4,484,605
Contract receivables	648,736	430,370
Prepaid hardware and third party software for future delivery	22,777	38,193
Prepaid client maintenance contracts	1,038,035	788,917
Prepaid and other assets	555,310	256,104
Deferred income taxes	—	167,000

Total current assets	16,183,291	8,408,243

Non-current assets:
Property and equipment:
Computer equipment	3,418,500	2,892,885
Computer software	2,196,236	2,131,730
Office furniture, fixtures and equipment	818,231	756,375
Leasehold improvements	693,890	667,000

	7,126,857	6,447,990
Accumulated depreciation and amortization	(5,778,675)	(5,232,321)

Property and equipment, net	1,348,182	1,215,669

Contract receivables, less current portion	142,021	221,596
Capitalized software development costs, net of accumulated amortization of $16,733,274 and $14,805,236, respectively	13,119,354	9,830,175
Intangible assets, net	8,517,084	417,666
Deferred financing cost, net	1,211,912	145,857
Goodwill	12,038,226	4,060,504
Other, including deferred income taxes of $0 and $711,000, respectively	366,857	841,348

Total non-current assets	36,743,636	16,732,815

	$52,926,927	$25,141,058

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders’ Equity

	(Unaudited) October 31, 2012	January 31, 2012
Current liabilities:
Accounts payable	$832,657	$879,027
Accrued compensation	1,603,355	887,130
Accrued other expenses	1,373,307	479,526
Deferred revenues	6,262,960	6,496,938
Contingent consideration for earn-out	1,319,559	—
Current portion of long term debt	1,250,000	—

Total current liabilities	12,641,838	8,742,621

Non-current liabilities:
Term loans	12,750,000	4,120,000
Convertible notes payable, net of unamortized discount of $1,822,255 and $0, respectively	3,877,322	3,000,000
Warrants liability	4,138,783	—
Lease incentive liability	101,453	47,193
Contingent consideration for earn-out, less current portion	—	1,232,720

Total non-current liabilities	20,867,558	8,399,913

Total liabilities	33,509,396	17,142,534

Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $7,250,355 redemption value, 4,000,000 shares authorized, 2,416,785 issued and outstanding	2,979,170	—
Stockholders’ equity:
Common stock, $.01 par value per share, 25,000,000 shares authorized, and 12,582,598 and 10,433,716 shares issued and outstanding, respectively	125,826	104,338
Convertible Redeemable Preferred Stock, $0.01 par value per share, 1,000,000 authorized, no shares issued	—	—
Additional paid in capital	44,351,334	38,360,980
Accumulated deficit	(28,038,799)	(30,466,794)

Total stockholders’ equity	16,438,361	7,998,524

	$52,926,927	$25,141,058

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended October 31,

(Unaudited)

	Three Months		Nine Months
	2012	2011	2012	2011
Revenues:
Systems sales	$290,294	$232,395	$719,495	$526,597
Professional services	1,089,814	833,592	3,153,672	2,708,824
Maintenance and support	3,148,442	2,279,886	7,797,263	6,558,484
Software as a service	2,005,813	966,218	5,358,120	2,804,141

Total revenues	6,534,363	4,312,091	17,028,550	12,598,046

Operating expenses:
Cost of systems sales	717,901	583,388	1,936,761	1,751,890
Cost of professional services	854,997	572,056	1,910,951	1,923,576
Cost of maintenance and support	918,750	513,868	2,349,745	1,651,884
Cost of software as a service	550,875	480,368	1,849,962	1,334,659
Selling, general and administrative	2,926,830	1,494,891	6,800,794	4,742,084
Product research and development	866,659	303,973	1,833,865	1,063,903

Total operating expenses	6,836,012	3,948,544	16,682,078	12,467,996

Operating income (loss)	(301,649)	363,547	346,472	130,050
Other income (expense):
Interest expense	(895,142)	(25,896)	(1,494,161)	(67,529)
Miscellaneous income (expense)	43,549	(36,885)	55,805	(42,155)

Earnings (loss) before income taxes	(1,153,242)	300,766	(1,091,884)	20,366
Income tax benefit (expense)	3,552,879	(5,000)	3,519,879	(12,315)

Net earnings	$2,399,637	$295,766	$2,427,995	$8,051

Less: deemed dividends on Series A Preferred Shares	(139,133)		(139,133)

Net earnings attributable to common shareholders	$2,260,504		$2,288,862

Basic net earnings per common share	$0.18	$0.03	$0.20	$0.00

Number of shares used in basic per common share computation	12,393,352	9,943,567	11,346,428	9,823,937

Diluted net earnings per common share	$0.15	$0.03	$0.18	$0.00

Number of shares used in diluted per common share computation	15,365,238	9,958,947	12,417,256	9,837,750

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

	Common stock shares	Common stock	Additional paid in capital	Accumulated (deficit)	Total stockholders’ equity
Balance at February 1, 2012	10,433,716	$104,338	$38,360,980	$(30,466,794)	$7,998,524

Stock issued to Employee Stock Purchase Plan and exercise of stock options	88,742	887	160,920	—	161,807
Restricted stock issued	137,325	1,373	(1,373)	—	—
Conversion of note payable, Interpoint	1,529,729	15,297	3,100,885	—	3,116,182
Stock consideration for acquisition	393,086	3,931	1,497,678	—	1,501,609
Issuance of common stock warrants	—	—	2,441,852	—	2,441,852
Issuance costs	—	—	(263,072)	—	(263,072)
Reclassification of common stock warrants to liability	—	—	(4,138,783)	—	(4,138,783)
Beneficial conversion feature of Series A Preferred Stock	—	—	2,685,973	—	2,685,973
Share-based compensation expense	—	—	645,407	—	645,407
Deemed dividends on Series A Preferred Stock	—	—	(139,133)	—	(139,133)
Net earnings	—	—	—	2,427,995	2,427,995

Balance at October 31, 2012	12,582,598	$125,826	$44,351,334	$(28,038,799)	$16,438,361

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended October 31,

(Unaudited)

	2012	2011
Operating activities:
Net earnings	$2,427,995	$8,051
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	2,847,665	2,008,432
Loss on disposal of equipment	—	26,667
Share-based compensation expense	645,407	529,104
Deferred tax benefit	(3,564,612)	—
Provision for accounts receivable	—	40,000
Amortization of debt discount	111,584	—
Fair value adjustment for contingent earnout	86,839	—
Net loss from conversion of convertible note	56,682	—

Change in assets and liabilities:
Accounts and contract receivables	(1,351,935)	419,517
Other assets	(482,785)	(89,066)
Accounts payable	(137,107)	161,609
Accrued expenses	947,630	(574,012)
Deferred revenues	881,677	(1,904,641)

Net cash provided by operating activities	2,469,040	625,661

Investing activities:
Purchases of property and equipment	(546,061)	(245,262)
Capitalization of software development costs	(1,571,420)	(1,970,000)
Payment for acquisition	(12,161,634)	—

Net cash used in investing activities	(14,279,115)	(2,215,262)

Financing activities:
Net change in borrowings	9,880,000	550,000
Payment of deferred financing costs	(1,246,107)	—
Proceeds from exercise of stock options and stock purchase plan	161,823	92,711
Proceeds from private placement	12,000,000	—
Payment of success fee	(700,000)	—
Payment on capital lease obligation	—	(156,621)

Net cash provided by financing activities	20,095,716	486,090

Increase (decrease) in cash and cash equivalents	8,285,641	(1,103,511)
Cash and cash equivalents at beginning of period	2,243,054	1,403,949

Cash and cash equivalents at end of period	$10,528,695	$300,438

Supplemental cash flow disclosures:
Interest paid	$1,181,929	$61,532

Income taxes paid	$78,041	$19,136

Supplemental Disclosure of Non-Cash Financing Activity

In June 2012, the $3,000,000 convertible note and accrued interest was converted to 1,529,729 common shares at $2.00 per share.

In August 2012, we issued 393,086 shares of our common stock, at a price of $4.07, as part of the Meta purchase price.

In October 2012, we issued 200,000 common stock warrants, exercisable for common stock shares at $4.06 per share.

During the third quarter of 2012, we recorded approximately $139,000 of deemed dividends from preferred share discount accretion.

See Notes to Condensed Consolidated Financial Statements

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, or “our”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the three and nine months ended October 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013.

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

On August 16, 2012, we completed the acquisition of Meta Health Technology, Inc. (“Meta”), please see Note C for further details.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of the Company’s long-term debt approximates fair value since the interest rates being paid on the amounts approximate the market interest rate. Long-term debt is classified as Level 2. The fair value of contingent consideration for earn-out and warrants liability is determined by management with the assistance of an independent third party valuation specialist. The Company used a binomial model to estimate the fair value of the contingent consideration for earn-out and warrants liability. The contingent consideration for earn-out and warrants liability are classified as Level 3.

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

If we determine that any of the above criteria has not been met, we will defer recognition of the revenue until all the criteria have been met. Maintenance and support, term license and SaaS agreements entered into are generally non-cancelable, or contain significant penalties for early cancellation, although clients typically have the right to terminate their contracts for cause if we fail to perform material obligations. However, if non-standard acceptance periods or non-standard performance criteria, cancellation or right of refund terms are required, revenue is recognized upon the satisfaction of such criteria, as applicable. Revenues from resellers are recognized gross of royalty payments to resellers.

Revenue Recognition – Multiple-Deliverable Revenue Arrangements

We recognize revenue in accordance with Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 amends the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

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

Software as a Service

We use ESP to determine the value of SaaS arrangements because we cannot establish VSOE, and TPE is not a practical alternative due to differences in functionality from our competitors. Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution, and include calculating the equivalent value of maintenance and support on a present value basis over the term of the initial agreement period. Typically revenue recognition commences once the client goes live on the system, and is recognized ratably over the contract term. The software portion of SaaS for our HIM (“Health Information Management”) products do not require material modification to achieve their contracted function. The software portion of SaaS for our PFS (“Patient Financial Services”) products require material customization and setup processes to achieve their contracted function.

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

Term Licenses

We use ESP to determine the value of term license arrangements because we cannot establish VSOE, and TPE is not a practical alternative due to differences in functionality from our competitors. Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution. Typically revenue recognition commences once the client goes live on the system, and is recognized ratably over the contract term. The software portion of our CAC (“Computer Aided Coding”) products generally do not require material modification to achieve their contracted function.

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

Professional services components that are essential to the functionality of the software, and are not considered a separate unit of accounting, are recognized in revenue ratably over the life of the client, which we approximate as the duration of the initial contract term. We defer the associated direct costs for salaries and benefits expense for PFS contracts. As of October 31, 2012 we have deferred approximately $239,000. These deferred costs will be amortized over the identical term as the associated SaaS revenues.

We use VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. We typically sell professional services on a fixed fee basis. We monitor projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.

NOTE C – ACQUISITIONS

On August 16, 2012, we acquired substantially all of the outstanding stock of Meta Health Technology, Inc., a New York corporation (“Meta”). We paid a total purchase price of approximately $15,000,000, consisting of cash payment of $13,400,000 and the issuance of 393,086 shares of our common stock at a price of $4.07 per share. The fair value of the common stock at the date of issuance was $3.82. For the three and nine month periods ending October 31, 2012, we recorded $406,000 and $957,000, respectively, of acquisition costs related to the Meta transaction, which were recorded in selling, general and administrative expense. These costs were primarily related to services provided by legal, financial, and accounting professional advisors. At October 31, 2012 we have acquired 100% of Meta’s outstanding shares.

The acquisition of Meta represents our on-going growth strategy, and is reflective of our solutions development process, which is led by the needs and requirements of our clients and the marketplace in general. The Meta suite of solutions, when bundled with our existing solutions, will help current and prospective clients better prepare for compliance with the ICD-10 transition. As we move forward, we believe that the integration of our business analytics solutions with the coding solutions acquired in this transaction will position us to address the complicated issues of clinical analytics as our clients prepare for the proposed changes in commercial and governmental payment models.

The purchase price is subject to certain adjustments related principally to the delivered working capital level and/or indemnification provisions. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

Balance at August 16, 2012

Assets purchased:
Cash	$1,126,000
Accounts receivable	2,300,000
Fixed assets	133,000
Other assets	513,000
Client relationships	4,464,000
Internally developed software	3,646,000
Trade name	1,588,000
Supplier agreements	1,582,000
Covenants not to compete	720,000
Goodwill(1)	7,978,000

Total assets purchased	$24,050,000

Liabilities assumed:
Accounts payable and Accrued liabilities	1,164,000
Deferred revenue obligation, net	3,494,000
Deferred tax liability	4,602,000

Net assets acquired	$14,790,000

Consideration:
Company common stock	1,502,000
Cash paid	13,288,000

Total Consideration	$14,790,000

(1)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired , which is not deductible for tax purposes.

The acquired operations of Meta are consolidated with the results of the Company from August 16, 2012. Due to the new deferred tax liabilities recorded as a result of the above purchase price allocation, we were able to reduce our valuation allowance by approximately $3,600,000 representing the significant deferred tax benefit recorded in the three and nine months ended October 31, 2012.

Pro Forma Results

The operating results of Meta for the period August 16, 2012 through October 31, 2012, which include sales of $1,259,000 and net income of approximately $177,000, have been included in our consolidated financial statements.

The following unaudited pro forma information assumes the Meta acquisition occurred as of the beginning of the earliest period presented. The unaudited pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the acquisition including, historical interest expense, adjustments to interest expense for certain provisions in the asset purchase agreement, adjustments for transaction-related expenses, adjustments for salary and benefits for certain employees, and amortization charges from acquired intangible assets were combined at the beginning of the earliest period presented. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the consolidated financial position or results of operations had the acquisition occurred at the beginning of the earliest period presented, nor of future results of operations. For purposes of the pro forma presentation, the financial results of Interpoint for the three and nine months ended September 30, 2011 have been combined with the results of the Company for the three and nine months ended October 31, 2011. The Meta results for the three and nine months ended October 31, 2011 and 2012 are based on the three and nine months ended

September 30, 2011 and 2012. Subsequent to the acquisition, the Meta results will be recorded based on the Company’s fiscal year-end. The unaudited pro forma results are as follows (in thousands):

	Three Months Ended October 31,
	2012	2011
Revenue	$7,129	$6,817
Net income (loss)	1,231	(1,393)
Net income (loss) attributable to common shareholders	1,197	(1,572)
Income (loss) per share:
Basic	$0.10	$(0.22)
Diluted	$0.08	$(0.22)

	Nine Months Ended October 31,
	2012	2011
Revenue	22,733	19,196
Net income (loss)	1,249	(6,762)
Net income (loss) attributable to common shareholders	798	(7,302)
Income (loss) per share:
Basic	$0.07	$(0.73)
Diluted	$0.06	$(0.73)

NOTE D – EQUITY AWARDS AND PRIVATE PLACEMENT INVESTMENT

On August 16, 2012, we completed a $12,000,000 private placement investment (“private placement investment”) with affiliated funds and accounts of Great Point Partners, LLC, and Noro-Moseley Partners VI, L.P., and another investor. The investment consisted of the following instruments: issuance of 2,416,785 shares of a new Series A 0% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) at $3.00 per share, common stock warrants (“warrants”) exercisable for up to 1,200,000 shares of our common stock at an exercise price of $3.99 per share, and convertible subordinated notes payable in the aggregate principal amount of $5,699,577, which upon shareholder approval, convert into 1,583,220 shares of Series A Preferred Stock. The proceeds were allocated among the instruments as follows.

Balance at August 16, 2012
Instruments:
Series A Preferred Stock	$6,546,146
Convertible subordinated notes payable	3,765,738
Warrants	1,688,116

Total investment	$12,000,000

We incurred legal, placement and other advisor fees of approximately $1,894,000, including $754,000 in costs for warrants issued to placement agents. The total transaction costs were allocated among the instruments of the private placement investment based on their relative fair values as follows: approximately $611,000 to subordinated convertible notes as deferred financing costs, approximately $1,020,000 to Series A Preferred Stock as discount on Series A Preferred Stock and approximately $263,000 to warrants as a charge to additional paid in capital.

Series A Convertible Preferred Stock

In connection with the private placement investment, we issued 2,416,785 shares of Series A Preferred Stock at $3.00 per share. Each share of the Series A Preferred Stock is convertible into one share of our common stock. The price per share of Series A Preferred Stock and the conversion price for the common stock was less than the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series A Preferred Stock does not pay a dividend, however the holders are entitled to receive dividends on shares of Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Series A Preferred Stock have voting rights on a modified as-if-converted-to-common-stock-basis. The Series A Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Series A Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the ten day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the sixty day period immediately prior to the measurement date exceeds 100,000 shares.

The allocation of the proceeds and transaction costs based on relative fair values of the instruments resulted in recognition of a discount on the Series A Preferred Stock of approximately $4,410,000, including discount from beneficial conversion feature of approximately $2,686,000, which will be amortized from the date of issuance to the earliest redemption date. For the three and nine months period ended October 31, 2012, we recognized approximately $139,000 of amortization of the discount on Series A Preferred Stock as deemed dividends charged to additional paid in capital. The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series A Preferred Stock and the fair market value of the common stock into which the Series A Preferred Stock are convertible at the commitment date.

At any time following August 31, 2016, each share of Series A Preferred Stock is redeemable at the option of the holder for an amount equal to the initial issuance price of $3.00 (adjusted to reflect stock splits, stock dividends or like events) plus any accrued and unpaid dividends thereon. The Series A Preferred Stock are classified as temporary equity as the securities are redeemable solely at the option of the holder.

Common Stock Warrants

In conjunction with the private placement investment, we issued common stock warrants exercisable for up to 1,200,000 of our common stock at an exercise price of $3.99 per share. The warrants can be exercised in whole or in part during the period beginning on February 17, 2013 until 5 years from such initial exercise date. The warrants also include a cashless exercise option which allows the holder to receive a number of shares of common stock based on an agreed upon formula in exchange for the warrant rather than paying cash to exercise.

The proceeds, net of transaction costs, allocated to the warrants of approximately $1,425,000 were classified as equity on August 16, 2012, the date of issuance. Effective October 31, 2012, upon shareholder approval of antidilution provisions that reset the warrants’ exercise price if a dilutive issuance occurs, the warrants were reclassified as derivative liabilities. The provisions require the exercise price to reset to the lower price at which the dilutive issuance is consummated, if the dilutive issuance occurs prior to the second anniversary of the warrants’ issuance. If a dilutive issuance occurs after the second anniversary of the warrants’ issuance, then the exercise price will be reset in accordance with a weighted average formula that provides for a partial reset, based on the number of shares raised in the dilutive issuance relative to the number of common stock equivalents outstanding at the time of the dilutive issuance. The change in fair value of the warrants was accounted for as an adjustment to stockholders’ equity for the period between the date of the contract’s last classification as equity to the date of reclassification to liability. The fair value of the warrants was approximately $4,139,000 at October 31, 2012.

On October 19, 2012 we also issued 200,000 warrants to our placement agents as a portion of the fees for services rendered in the private placement investment. The warrants have an initial exercise date of May 1, 2013 and are exercisable for a five year term thereafter at a stated exercise price of $4.06 per share and could be exercised in whole or in part at any time. The warrants also included a cashless exercise option which allowed the holder to receive a number of shares of common stock based on an agreed upon formula in exchange for the warrants rather than paying cash to exercise. The warrants have no reset provisions. The warrants had a grant date fair value of $754,000, and are classified as equity on the balance sheet.

Convertible Subordinated Notes

Please see Note G - Debt

Equity Awards

During the nine months ended October 31, 2012, we granted 762,500 options with a weighted average exercise price of $3.08 per share. During the same period, 258,271 options expired with an average exercise price of $1.87 per share and 43,999 options were exercised under all plans.

During the nine months ended October 31, 2011, we granted 1,104,000 options with a weighted average exercise price of $1.90 per share. During the same period 127,916 options expired with an average exercise price of $1.88 per share and 32,598 options were exercised under all plans.

The fair value of each option grant during the nine months ended October 31, 2012 and October 31, 2011 was estimated at the date of the grants using a Black-Scholes option pricing model with the following weighted average assumptions:

At the October 31, 2012 special meeting of shareholders, 500,000 additional shares were approved for the 2005 Incentive Compensation Plan.

	For the nine months ended, October 31, 2012	For the nine months ended, October 31, 2011
Risk-free interest rate	0.33%	1.26%
Dividend yield	—	—
Current weighted-average volatility factor of the expected market price of Common Stock	0.58	0.53
Weighted-average expected life of stock options	5 years	5 years
Forfeiture rate	0%	0%

During the nine months ended October 31, 2012, we granted 137,325 restricted shares of common stock with a weighted average fair value of $2.01. These shares are subject to the 2005 Incentive Compensation Plan as amended, and are granted to certain independent members of the Board of Directors and employees. The shares have an approximate one-year restriction period.

During the nine months ended October 31, 2011, we granted 110,412 restricted stock shares with a weighted average fair value of $1.68 per share, and 223,090 restricted stock shares with a weighted average fair value of $1.92 had their restriction period lapse. These shares were subject to the 2005 Incentive Compensation Plan as amended, and are granted to certain independent members of the Board of Directors and employees. The shares had an approximate one-year restriction period.

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

NOTE E – EARNINGS PER SHARE

Diluted net earnings (loss) per share of common stock reflects the potential dilution that could occur from restricted shares and if stock options, stock purchase plan commitments, and warrants were exercised (under the treasury stock method) and the Series A Preferred Stock were converted (on an as-if-converted basis) into shares of our common stock, under certain circumstances, that then would share in our earnings. A reconciliation of basic and diluted weighted average shares for basic and diluted EPS, as well as anti-dilutive securities is as follows:

	Three Months Ended,
	October 31, 2012	October 31, 2011
Numerator for Basic and Diluted Earnings per Share:
Net earnings	$2,399,637	$295,766
Less: deemed dividends on Series A Preferred Stock	(139,133)	—

Net earnings attributable to common Shareholders	2,260,504	295,766

Denominator for basic earnings per share weighted average shares	12,393,352	9,943,567
Effect of dilutive securities
Stock options	674,352	15,380
Restricted shares	36,962	—
Series A Preferred Stock	1,996,475	—
Warrants	264,097	—

Denominator for basic earnings per share, with assumed conversions	15,365,238	9,958,947

Basic net earnings per common share	$0.18	$0.03

Diluted net earnings per common share	$0.15	$0.03

Anti-dilutive securities:
Stock options, out-of-the-money	71,500	1,739,551

Warrants, out-of-the-money	—	—

	Nine Months Ended,
	October 31, 2012	October 31, 2011
Numerator for Basic and Diluted Earnings per Share:
Net earnings	$2,427,995	$8,051
Less: deemed dividends on Series A Preferred Stock	(139,133)	—

Net earnings attributable to common Shareholders	2,288,862	8,051

Denominator for basic earnings per share weighted average shares	11,346,428	9,823,937
Effect of dilutive securities
Stock options	357,554	13,813
Restricted stock	42,925	—
Series A Preferred Stock	670,349	—
Warrants	—	—

Denominator for basic earnings per share, with assumed conversions	12,417,256	9,837,750

Basic net earnings per common share	$0.20	$0.00

Diluted net earnings per common share	$0.18	$0.00

Anti-dilutive securities:
Stock options, out-of-the-money	486,000	1,432,967

Warrants, out-of-the-money	1,400,000	—

NOTE F – CONTRACTUAL OBLIGATIONS

The following table details the remaining obligations, by fiscal year, as of the end of the quarter (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Totals
Operating leases	$310	874	723	322	162	251	2,642
Senior term loan	313	1,250	3,437	—	—	—	5,000
Subordinated term loan	—	—	9,000	—	—	—	9,000
Convertible subordinated notes payable (1)	—	—	—	—	—	—	—

Total	$623	2,124	13,160	322	162	251	16,642

(1)	The convertible subordinated notes payable were converted on November 1, 2012. See Note I for further details.

On April 10, 2012, we entered into an amended lease obligation to lease 8,582 square feet of office space in our current building at 1230 Peachtree NE in Atlanta, GA. The lease commences upon taking possession of the space and ends 72 months thereafter. We took possession of the space on August 1, 2012. Upon relocation, we completely vacated the previously leased premises within the building. The provisions of the lease provide for rent abatement for the first four months of the lease term, and a moving allowance of approximately $17,000. Upon taking possession of the premises, the rent abatement and allowance has been aggregated with the total expected rental expense, and amortized on a straight line basis over the term of the lease.

As part of the Meta acquisition, we assumed a lease obligation for office space at 330 Seventh Avenue in New York, NY. The balance of the lease term runs through August of 2014.

NOTE G – DEBT

Term Loan and Line of Credit

	Loan Balance at October 31, 2012	Accrued interest at October 31, 2012
Senior term loan	5,000,000	60,000
Subordinated term loan (1)	9,000,000	211,000
Line of credit	—	2,000

(1)	Accrued interest includes accruals for success fees of $160,000.

In conjunction with the Meta acquisition, on August 16, 2012, we amended our current term loan and line of credit agreements with Fifth Third Bank, whereby Fifth Third Bank provided us with a $5,000,000 revolving line of credit, a $5,000,000 senior term loan and a $9,000,000 subordinated term loan, a portion of which was used to refinance the previously outstanding $4,120,000 subordinated term loan. These new term loans and revolving line of credit mature on August 16, 2014. Additionally, as part of the refinancing in August 2012, we mutually agreed to settle the success fee included in the previous subordinated term loan for $700,000. We paid a commitment fee in connection with the senior term loan of $75,000, which is included in deferred financing costs. We will be required to pay a success fee in accordance with the subordinated term loan, which is recorded in interest expense. The loans are secured by substantially all of our assets. Borrowings under the senior term loan bear interest at a rate of LIBOR (0.21% at October 31, 2012) plus 5.50%, and borrowings under the subordinated term loan bear interest at 10% from August 16, 2012 and thereafter. Borrowings under the revolving loan bear interest at a rate equal to LIBOR plus 3.00%. A commitment fee of 0.40% will be incurred on the unused revolving line of credit balance, and is payable quarterly. There are currently no draws on the line of credit, with $2,000 in accrued commitment fees. The proceeds of these loans were used to finance the cash portion of the acquisition purchase price and to cover any additional operating costs as a result of the Meta acquisition.

The significant covenants as set forth in the term loans and line of credit are as follows: (i) maintain adjusted EBITDA as of the end of any fiscal quarter greater than $5,000,000, (after consideration of certain acquisition and transaction costs) on a trailing four fiscal quarter basis beginning October 31, 2012; (ii) maintain a fixed charge coverage ratio for the fiscal quarter ending January 31, 2012 and each April 30, July 31, October 31, and January 31 of not less than 1.50:1 calculated quarterly for the period from October 31, 2011 to the date of measurement for the quarters ending January 31, 2012, April 30, 2012 and July 31, 2012 and on a trailing four quarter basis thereafter; (iii) on a consolidated basis, maintain ratio of funded debt to adjusted EBITDA as of the end of any fiscal quarter less than 3:1, calculated quarterly on a trailing four fiscal quarter basis beginning October 31, 2012. We were in compliance with all loan covenants at October 31, 2012.

Convertible Notes

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

On June 15, 2012, Interpoint elected to convert the balance of principal and interest on the note outstanding, net of working capital adjustments and related accrued interest owed to us, for 1,529,729 shares of common stock at $2.00 per share. Net loss from conversion was approximately $57,000 for the three and nine months ended October 31, 2012.

In conjunction with the private placement, we issued convertible subordinated notes in the aggregate principal amount of $5,699,577, which upon shareholder approval, convert into 1,583,220 shares of Series A Preferred Stock. The allocation of the proceeds to the subordinated convertible notes resulted in a debt discount of approximately $1,934,000, which will be amortized over the period from issue date to maturity date. For the three and nine months ended October 31, 2012, we recorded approximately $112,000 of debt discount amortization. In addition, the notes accrue interest at a per annum rate of 12% from issue date until the earlier of conversion or payment in full of all outstanding principal and accrued interest. Half of the interest accrued is payable monthly, with the remaining in arrears and payable upon conversion of the note. The carrying amount of the convertible subordinated notes payable was approximately $3,877,000, net of approximately $1,822,000 unamortized discount, at October 31, 2012. On November 1, 2012, upon shareholder approval, the convertible subordinated notes were converted into shares of Series A Preferred Stock (see Note I).

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

At October 31, 2012, we estimate the payment obligation in connection with the earn-out will be $1,320,000, an increase of approximately $87,000, which was recorded as additional expense in the third quarter of fiscal 2012.

NOTE H – COMMITMENTS AND CONTINGENCIES

We have entered into employment agreements with our officers and certain employees that generally provide annual salary, a minimum bonus, discretionary bonus, and stock incentive provisions.

NOTE I – SUBSEQUENT EVENTS

We evaluated all events or transactions that occurred after October 31, 2012 through the date we issued these financial statements.

On November 1, 2012, the convertible subordinated notes previously issued by us on August 16, 2012 were converted into shares of our Series A 0% Convertible Preferred Stock. The convertible subordinated notes had an aggregate principal amount of $5,699,577 and converted into an aggregate of 1,583,210 shares of Preferred Stock. The issuance of the convertible subordinated notes was previously disclosed in the Current Report on Form 8-K filed on August 21, 2012. We incurred a loss upon conversion of $5,898,000 on November 1, 2012.

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

Operating Results

We recognized revenues in the three and nine month periods ending October 31, 2012 of $6,534,000 and $17,029,000, compared to $4,312,000 and $12,598,000 for the comparable prior year periods; an increase of $2,222,000 and $4,431,000 or 52% and 35%, respectively. Revenues are derived primarily from recurring revenues recognized from software as a service (referred to herein as “SaaS”) and maintenance contracts. We incurred a quarterly operating loss of $302,000, and a year-to-date operating profit of $346,000, for the periods ended October 31, 2012. In the prior year comparable periods we earned operating profits of $364,000 and $130,000, respectively. Operating expenses for the three and nine month periods ending October 31, 2012 were $6,836,000 and $16,682,000, compared to $3,949,000 and $12,468,000 in the comparable prior year periods; an increase of $2,887,000 and $4,214,000, or 73% and 34%, respectively, over the prior year comparable periods.

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

Statement of Operations(1)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Systems sales	4%	5%	4%	4%
Professional services	17	19	19	21
Maintenance and support	48	52	46	52
Software as a service	31	22	31	22

Total revenues	100	100	100	100

Cost of sales	47	50	47	53
Selling, general and administrative	45	35	40	38
Product research and development	13	7	11	8

Total operating expenses	105	92	98	99

Operating profit (loss)	(5)	8	2	1
Other income (expense), net	(13)	(1)	(8)	(1)
Income tax benefit	54	—	21	—

Net earnings	37%	7%	14%	(0)%

Cost of systems sales	247%	251%	269%	332%

Cost of professional services	78%	63%	61%	71%

Cost of maintenance and support	29%	22%	30%	25%

Cost of software as a service	27%	50%	35%	48%

(1)	Because a significant percentage of the operating costs are incurred at levels that are not necessarily correlated with revenue levels, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past operations nor are they necessarily indicative of our future operations in the near or long-term. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

Revenues

Revenues consisted of the following (in thousands):

	Three Months Ended,
	October 31, 2012	October 31, 2011	Change	% Change
Proprietary software (1)	$27	$24	$3	12%
Term licenses	144	—	144	—%
Hardware & third party software (1)	119	209	(90)	(43)%
Professional services (2)	1,090	833	257	31%
Maintenance & support (3)	3,148	2,280	868	38%
Software as a service (4)	2,006	966	1,040	107%

Net revenues	$6,534	$4,312	$2,222	51%

	Nine Months Ended,
	October 31, 2012	October 31, 2011	Change	% Change
Proprietary software (1)	$162	$76	$86	113%
Term licenses	144	—	144	—%
Hardware & third party software (1)	414	450	(36)	(8)%
Professional services (2)	3,154	2,709	445	16%
Maintenance & support (3)	7,797	6,559	1,238	19%
Software as a service (4)	5,358	2,804	2,554	91%

Net revenues	$17,029	$12,598	$4,431	35%

(1)	Proprietary software, hardware, and term licenses are the components of the system sales line item. Term licenses are comprised of Meta software only.
(2)	Includes $74,000 and $138,000 of revenue earned from the acquired Interpoint operations for the three and nine month periods ended October 31, 2012, respectively. Includes $191,000 of revenue earned from the acquired Meta operations for the period from August 17, 2012 to October 31, 2012.
(3)	Includes maintenance revenue for Meta perpetual licenses and third party software maintenance of $924,000 for the period from August 17, 2012 to October 31, 2012.
(4)	Includes $821,000 and $1,941,000 of revenue earned from the acquired Interpoint operations for the three and nine month periods ended October 31, 2012, respectively.

Revenues for the three and nine month periods ended October 31, 2012 were $6,534,000 and $17,029,000 respectively; as compared to $4,312,000 and $12,598,000 respectively in the comparable periods of fiscal 2011. The quarterly and year to date increase was primarily attributable to revenues provided by the acquired Interpoint and Meta operations. Acquired Interpoint operations contributed $895,000 and $2,079,000 in incremental revenue for the three and nine month periods ended October 31, 2012. The acquired Meta operations contributed $1,259,000 for the period August 17, 2012 to October 31, 2012. Additional increases in recurring revenues from SaaS and maintenance contracts are primarily due to annual increases, new clients which have added incremental revenue, or expansion of services to current clients.

Backlog

	October 31, 2012	January 31, 2012	October 31, 2011
Streamline Health proprietary software (1)	$3,650,000	$181,000	$67,000
Hardware and third party software	84,000	194,000	190,000
Professional services	4,348,000	5,945,000	4,946,000
Maintenance and support (2)	21,535,000	10,504,000	5,374,000
Software as a service	19,117,000	10,542,000	6,237,000

Total	$48,734,000	$27,366,000	$16,814,000

(1)	Includes $3,546,000 from Meta operations
(2)	Includes $9,460,000 from Meta operations

At October 31, 2012, we had master agreements and purchase orders from clients and remarketing partners for systems and related services which have not been delivered or installed which, if fully performed, would generate future revenues of approximately $48,734,000 compared with $16,814,000 at October 31, 2011.

Our proprietary software backlog consists of signed agreements to purchase software licenses. Typically, this is software that is not yet generally available, or the software is generally available and the client has not taken possession of the software. We added $3,546,000 in incremental backlog from Meta term licenses.

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

Professional services backlog consists of signed contracts for services that have yet to be performed, or revenues that are deferred. Typically backlog is recognized within twelve months of the contract signing for services, unless those services are deemed essential to the functionality of software; whereby they are deferred and recognized over a period greater than one year. The increase in backlog from the prior year comparable quarter is due to incremental backlog provided by SaaS-PFS clients acquired in the Interpoint acquisition, incremental backlog from Meta backlog, and is partially offset by revenue recognized out of backlog.

Maintenance and support backlog consists of maintenance agreements for licenses of our proprietary software and third party hardware and software with clients and remarketing partners for which either an agreement has been signed, a purchase order has been received, or payment has been received. Included in maintenance and support backlog are the signed client agreements through their respective renewal dates. Typical maintenance contracts are for a one year term and are renewed annually. Clients typically prepay maintenance and support which is billed 30-60 days prior to the beginning of the maintenance period. We do not expect any significant client attrition over the next 12 months. Maintenance and support backlog at October 31, 2012 was $21,535,000 as compared to $5,374,000 at October 31, 2011. A significant portion of the increase in maintenance and support backlog is due to one client which signed an extended maintenance contract for five years, as well as $9,460,000 in incremental backlog from Meta operations. Other factors which increased backlog are add-on solutions sold in fiscal 2011 and the first three quarters of fiscal 2012. Additionally, contract renewals are typically subject to an annual increase in fees based on market rates and inflationary metrics.

At October 31, 2012, we have entered into SaaS agreements, which are expected to generate revenues of $19,117,000 through their respective renewal dates in fiscal years 2012 through 2018. Typical SaaS terms are one to five years in length. The increase in SaaS backlog from October 31, 2011 is primarily the impact of assumed backlog from the Interpoint acquisition, as well as new contracts signed late in fiscal 2011 through the third quarter of fiscal 2012.

Cost of Sales

Cost of sales consisted of the following (in thousands):

	Three Months Ended,
	October 31, 2012	October 31, 2011	Change	% Change
Cost of system sales	$718	$583	$135	23%
Cost of professional services	855	572	283	49%
Cost of maintenance and support	918	514	404	79%
Cost of software as a service	551	480	71	15%

Total cost of sales	$3,042	$2,149	$893	41%

	Nine Months Ended,
	October 31, 2012	October 31, 2011	Change	% Change
Cost of system sales	$1,937	$1,752	$185	10%
Cost of professional services	1,911	1,924	(13)	(1)%
Cost of maintenance and support	2,350	1,652	698	42%
Cost of software as a service	1,850	1,335	515	38%

Total cost of sales	$8,048	$6,663	$1,385	21%

Cost of systems sales includes amortization of capitalized software expenditures, royalties, and the cost of third-party hardware and software. The quarterly increase in the cost of systems sales is primarily the result of an increase in third-party hardware and software sales. The year-to-date increase of $185,000 in the cost of systems sales is primarily attributable to the sunsetting of certain products, the general release and subsequent amortization of products during the third quarter, and partially offset by older assets becoming fully amortized.

The cost of professional services includes compensation and benefits for personnel, and related expenses. The quarterly increase in expense is primarily due to a significant increase in staffing, which took place in the second quarter of fiscal 2012. A portion of the increase is also attributable to the incremental increase of $331,000 and $502,000, respectively, in quarterly and year-to-date expense attributable to the inclusion of Interpoint and Meta implementation services.

The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third party maintenance contracts. The quarterly and year-to-date increase in expense is primarily due to increased support costs experienced in the quarter for certain products in general release.

The cost of software as a service is relatively fixed, but is generally subject to annual increases for the goods and services required. Additionally, amortization of internally developed software purchased in the acquisition of Interpoint and Meta of $218,000 and $394,000 was recorded for the three and nine months ended October 31, 2012 respectively. The quarterly and year-to-date increase, net of amortization expense, is primarily attributable to increased personnel and infrastructure costs relative to data center operations to support revenue growth, as well as the incremental costs for SaaS data center operations.

Selling, General and Administrative Expense

Selling, general and administrative expenses consisted of the following (in thousands):

	Three Months Ended,
	October 31, 2012	October 31, 2011	Change	% Change
Selling, general, and administrative	$2,927	$1,495	$1,432	96%

	Nine Months Ended,
	October 31, 2012	October 31, 2011	Change	% Change
Selling, general, and administrative	$6,801	$4,742	$2,059	43%

Selling, general and administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to our sales, marketing and administrative personnel; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses; and general corporate expenses, including occupancy costs. The quarterly and year-to-date increase over the comparable prior year periods is due to costs incurred as part of the Meta acquisition and integration, as well as general increases in investor relations expenses, professional fees, travel and living expenses, trade show expense, and amortization of intangible assets acquired in the Meta & Interpoint transactions.

Product Research and Development Expense

Product research and development expenses consisted of the following (in thousands):

	Three Months Ended,
	October 31, 2012	October 31, 2011	Change	% Change
Product research and development expense	$867	$304	$563	185%
Capitalized software development cost	601	579	22	3%

Total R&D cost	$1,468	$883	$585	66%

	Nine Months Ended,
	October 31, 2012	October 31, 2011	Change	% Change
Product research and development expense	$1,834	$1,064	$770	72%
Capitalized software development cost	1,571	1,970	(399)	(20)%

Total R&D cost	$3,405	$3,034	$371	12%

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Quarterly and year-to-date research and development expenses increased $563,000 and $770,000, respectively, from the prior year comparable periods. The quarterly and year-to-date increases in research and development expense is a result of increased development time spent on non-capitalizable products as well as incremental expense of $391,000 attributable to Meta research and development. Quarterly and year-to-date capitalized software development costs (not including purchased internally developed software from Meta And Interpoint) decreased as compared to the prior year primarily due to a decrease in costs eligible for capitalization. The total research and development expenditures on a quarterly and year-to-date basis have increased by $585,000 and $371,000, respectively, when considering both capitalized software development costs and non-capitalizable research and development expense; this is primarily due to increases in post general release software hotfixes and reductions in staffing, as well as the addition of Meta research & development.

Other Income (Expense)

Quarterly and year-to-date interest expense for the period ending October 31, 2012 was $895,000 and $1,494,000, respectively, compared to $26,000 and $68,000 in the prior year comparable periods. Interest expense consists of interest and commitment fees on the line of credit, interest and success fees on the term loans entered into in conjunction with the Interpoint and Meta acquisitions, interest on the convertible notes entered into in conjunction with the Interpoint and Meta acquisitions, loss on the Interpoint note conversion, and amortization of deferred financing costs and discounts on convertible notes payable related to these transactions. The increase over prior comparable three and nine month periods is primarily due to the term loans and convertible note interest as well as accruals for success fees associated with the term loan. Interest expense also includes the impact of the amortization of deferred financing costs of $79,000 and $118,000, and $112,000 of amortization of debt discounts, for the three and nine month periods ended October 31, 2012, as compared to zero for the prior comparable periods. Other income and expense consists of foreign currency exchange gains and advertising sponsorships.

Income Taxes Benefit (Expense)

The quarterly and year-to-date tax provision in fiscal 2012 and 2011 is comprised of state and local provisions. As a result of the deferred tax liabilities recorded in conjunction with the Meta acquisition, we were able to reduce our valuation allowance by approximately $3,600,000 representing the significant deferred tax benefit recorded in the three and nine months ended October 31, 2012.

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

The following table reconciles net earnings (loss) to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share for the three and nine months ended October 31, 2012 and 2011 (amounts in thousands, except per share data):

	Three Months Ended,		Nine Months Ended,
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Adjusted EBITDA Reconciliation
Net earnings	$2,400	$296	$2,428	$8
Interest expense	895	26	1,494	68
Income tax expense	(3,553)	5	(3,520)	12
Depreciation	184	163	548	553
Amortization of capitalized software development costs	708	454	1,930	1,455
Amortization of intangible assets	229	—	254	—

EBITDA	863	944	3,134	2,096

Stock-based compensation expense	245	133	645	529
Transaction expenses	494	—	1,043	—

Adjusted EBITDA	$1,602	$1,077	$4,822	$2,625

Adjusted EBITDA per diluted share
Earnings per share - diluted	$0.15	$0.03	$0.18	$0.00

Adjusted EBITDA per diluted share	$0.10	$0.11	$0.39	$0.27

Diluted weighted average shares	15,365,238	9,958,947	12,417,256	9,837,750

Liquidity and Capital Resources

Our liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development, capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. Our primary cash requirements include regular payment of payroll and other business expenses, interest payments on debt, and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded by cash generated by operations and borrowings under credit facilities. We believe that the cash flows from operations and available credit facilities are adequate to fund our current obligations for the next twelve months. Cash balances at October 31, 2012 and January 31, 2012 were $10,529,000 and $2,243,000, respectively. Continued expansion may require us to take on additional debt, or raise capital through issuance of equities, or a combination of both. There can be no assurance that we will be able to raise the capital required to fund further expansion.

Operating Cash Flow Activities

	Nine months ended October 31,
(in thousands)	2012	2011
Net income (loss)	$2,428	$8
Non-cash adjustments to income	184	2,604
Cash impact of changes in assets and liabilities	(143)	(1,986)

Operating cash flow	$2,469	$626

Net cash provided by operating activities for the nine months ended October 31, 2012 increased in the current year due to our increase in accounts receivable non-cash adjustments from increased depreciation and amortization expense of property and equipment, amortization of capitalized software development costs, intangibles amortization and debt discount amortization. This was partially offset by a decrease in profitability and an increase in deferred revenues which were recognized out of backlog.

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

Investing Cash Flow Activities

	Nine months ended October 31,
(in thousands)	2012	2011
Purchases of property and equipment	$(546)	$(245)
Capitalized software development costs	(1,571)	(1,970)
Payment for acquisition	(12,162)	—

Investing cash flow	$(14,279)	$(2,215)

The use of investing cash flows is primarily attributable to the acquisition of Meta in August of 2012, as well as capitalization of software development costs. We estimate that replicating our existing software would cost significantly more than the stated net book value. Many of the programs related to capitalized software development continue to have significant value to our current solutions and those under development, as the concepts, ideas, and software code are readily transferable and are incorporated into new solutions.

Financing cash flow activities

	Nine months ended October 31,
(in thousands)	2012	2011
Net change in borrowings	$9,880	$550
Proceeds from exercise of stock options, stock purchase plan, and subscriptions	162	93
Payment of deferred financing costs	(1,246)	—
Proceeds from private placement	12,000	—
Payment of success fees	(700)	—
Payments on capital lease obligation	—	(157)

Financing cash flow	$20,096	$486

The increase in cash provided by financing activities was primarily the result of the private placement financing that we completed in August 2012, as well as the increase in the term loan borrowings.

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

There were no material changes in our internal controls over financial reporting during the three months ended October 31, 2012 that have affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On October 19, 2012, we issued 200,000 warrants to our placement agent as a portion of the fees for services rendered in the private placement investment. The warrants have an initial exercise date of May 1, 2013 and are exercisable for a five year term thereafter at a stated exercise price of $4.06 per share and could be exercised in whole or in part of any time. The warrants also included a cashless exercise option which allowed the holder to receive a number of shares of common stock based on an agreed formula in exchange for the warrants rather than paying cash to exercise. The warrants have no reset provisions.

Item 6.	EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: December 14, 2012	By:	/s/ Robert E. Watson
Robert E. Watson Chief Executive Officer

DATE: December 14, 2012	By:	/s/ Stephen H. Murdock
Stephen H. Murdock Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document