Form 10-K
period 2013-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2013-04-26
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 0-28132

STREAMLINE HEALTH SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1455414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1230 Peachtree Street, NE, Suite 1000,
Atlanta, GA 30309
(Address of principal executive offices) (Zip Code)
(404) 446-0050
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing price as reported by The NASDAQ Stock Market, Inc. for the Registrant’s Common Stock on July 31, 2012, was $41,012,275.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 23, 2013: 12,680,615

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Streamline Health Solutions, Inc.’s (the “Company”) proxy statement for the annual meeting of stockholders to be held on May 22, 2013 are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this annual report on Form 10-K, the proxy statement for the annual meeting of stockholders to be held on May 22, 2013 is not deemed to be filed as a part hereof.

FORWARD-LOOKING STATEMENTS
In addition to historical information contained herein, this annual report on Form 10-K contains forward-looking statements relating to the Company’s plans, strategies, expectations, intentions, etc. and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein do not guarantee future performance and are subject to certain risks and uncertainties that are difficult to predict and actual results could differ materially from those reflected in the forward-looking statements. These risks and uncertainties include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell the Company products, the ability of the Company to control costs, availability of products produced from third party vendors, the healthcare regulatory environment, potential changes in legislation, regulation and government funding affecting the healthcare industry, healthcare information systems budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results, effects of critical accounting policies and judgments, changes in accounting policies or procedures as may be required by the Financial Accountings Standards Board or other similar entities, changes in economic, business and market conditions impacting the healthcare industry, the markets in which the Company operates and nationally, and the Company’s ability to maintain compliance with the terms of its credit facilities, and other risk factors that might cause such differences, including those discussed herein, including, but not limited to, discussions in the sections entitled Part I, “Item 1 Business”, Part II, “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 Financial Statements and Supplemental Data.” In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date thereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this and other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and any current reports on Form 8-K.

PART I

ITEM 1.    Business
Company Overview
Founded in 1989, the Company is a leading provider of enterprise content management and business analytics solutions for healthcare organizations. The Company provides computer software-based solutions that help hospitals and physician groups improve efficiencies and business processes across the enterprise to enhance and protect revenues. The Company’s enterprise content management solutions transform unstructured data into digital assets that seamlessly integrate with disparate clinical, administrative, and financial information systems. The Company’s business analytics solutions provide real-time access to key performance metrics that enable healthcare organizations to identify and manage opportunities to maximize financial performance. The Company's clinical documentation and computer assisted coding products improve productivity of coding staff as well as sharing and review of data. Additionally, the Company’s integrated workflow systems automate and manage critical business activities to improve organizational accountability and drive both operational and financial performance. Across the revenue cycle, these solutions offer a flexible way to optimize the clinical and financial performance of healthcare organizations.
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
Solutions
The Company offers solutions relating to enterprise content management, business analytics, integrated workflow systems, clinical documentation improvement and computer assisted coding. Each such solution is designed to improve the flow of critical patient information across the revenue cycle. Each of the Company’s solutions help to transform and structure information between disparate information technology systems into actionable data, giving the end-user comprehensive access to clinical, financial, and administrative information. All solutions can be delivered either by perpetual license installed locally or accessed securely through SaaS.
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
Clinical Documentation and Computer Assisted Coding Solutions — These solutions provide an integrated web-based software suite that enhances the productivity of Clinical Documentation Improvement and Coding staff, and enables seamless sharing of patient data. These solutions include a patented computer-assisted coding tool with Natural Language Processing ("NLP") that streamlines concurrent chart review and coding workflows. The solutions also automate the clinical documentation improvement process and includes physician query functionality for users. With these solutions, concurrent review, coding and query data can be compiled across all applicable encounter types in the enterprise to easily generate management reports, including query rates and query response times, top Diagnosis Related Groups ("DRG") queried, coding productivity, summary by physician service, and computer-assisted coding results.
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
Clients and Strategic Partners
As of January 31, 2013, the Company had a client base that included 104 hospital and health system clients representing over 464 contracted locations representing hospitals, ambulatory centers and owned physician pracitices. The Company’s clients are among the most prestigious healthcare providers in the United States and Canada.
In 2002, the Company entered into a five year Remarketing Agreement with IDX Information Systems Corporation, which was subsequently acquired by GE Healthcare, a unit of the General Electric Company, in January 2006. Under the terms of the Remarketing Agreement, IDX/GE was granted a non-exclusive worldwide license to distribute the Company’s solutions to its clients and prospective clients, as defined in the Remarketing Agreement. The Agreement has an automatic annual renewal provision and, after the initial five year term, which ended January 30, 2007, can be cancelled by IDX/GE upon 90 days’ written notice to the Company. This automatic annual renewal provision now extends the agreement through January 30, 2014. As reported in the prior year; during the fourth quarter of fiscal 2010 GE Healthcare shifted its organizational focus to upgrading its current clients to GE’s latest version software. While the remarketing agreement with GE Healthcare remains in effect; the ongoing impact on the Company will most likely be a decline in net new sales opportunities from GE Healthcare.
In December 2007, the Company entered into an agreement with Telus Health (formerly Emergis, Inc.), a large international telecommunications corporation based in Canada, in which Telus Health is integrating the Company’s AccessAnyWare document management repository and document workflow applications into its Oacis (Open Architecture Clinical Information System) Electronic Health Record solution.
In June 2010, the Company announced a referral marketing agreement with MRO Corp. of King of Prussia, PA, a leading provider of disclosure management applications and services for healthcare organizations. Through the agreement, MRO Corp. will refer the Company’s document workflow and management solutions to its hospital and healthcare clients seeking to bridge the productivity gap between paper-based processes and transaction-based healthcare information systems. The Company will refer MRO Corp. to its hospital and healthcare clients looking for disclosure management applications and services, such as ROI Online™ . Overall, this agreement expands penetration into new and existing markets for both organizations, and offers healthcare providers an opportunity to advance their facility’s technology and processes with integrated solutions.
In February 2012, the Company entered into a joint marketing agreement with FTI Consulting, a global business advisory firm which helps organizations protect and enhance their enterprise value. As part of the agreement, which has an initial term of three years, FTI Consulting will promote the benefits of the the Company’s business intelligence and analytic software solutions, and the Company will promote FTI Consulting’s consulting services to their respective clients and prospects in consideration for a share of revenues in case of successful placements.

In May 2012, the Company entered into a cross marketing agreement with nTelegent, a leading provider healthcare point-of-service solutions which guide patient access staff through each patient encounter via real-time, customized scripts that ensure an efficient information flow from insurance verification to payment processing. Under the terms of the agreement, nTelegent may utilize the Streamline Health business analytics solution OpportunityAnyWare™ to facilitate the increase of upfront cash and cash on hand, as well as reduce AR days and bad debt for clients. The companies have agreed to offer each other's services within their respective client bases to help maximize revenue cycle performance.
In December 2012, the Company entered into a cross marketing agreement with RSource, a leading provider of receivables management recovery solutions for healthcare providers. Under the terms of the agreement, RSource may utilize the Streamline Health business analytics solution OpportunityAnyWare™ to facilitate the revenue recovery services it provides to its clients, known as RCover. With OpportunityAnyWare, RSource now has the ability to identify financial opportunities for its clients and the agility to work with any data set and generate fast, sustainable return on investment. In addition, the companies can offer each other's services within their respective client bases to help maximize revenue cycle performance.

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

Associates
As of January 31, 2013, the Company had 117 full-time associates, a net increase of 41 during the fiscal year. The Company utilizes independent contractors to supplement its staff, as needed. None of the Company’s associates are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good. The Company’s success depends, to a significant degree, on its management, sales and technical personnel.

For more information on contracts, acquisitions, and research and development see also ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Requests for Documents
Copies of documents filed by the Company with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, etc., and all amendments to those reports, if any, can be found at the web site http://investor.streamlinehealth.net as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on the Company's website is not part of, nor incorporated by reference into this annual report on Form 10-K, Copies can be downloaded free of charge from the Company web site or directly from the Securities and Exchange Commission web site, http://www.sec.gov/. Also, copies of the Company’s annual report on Form 10-K will be made available, free of charge, upon written request to the Company, attention: Corporate Secretary, 1230 Peachtree Street, NE, Suite 1000, Atlanta, GA 30309.

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

ITEM 2.    Properties
The Company’s principal offices are located at 1230 Peachtree Street, NE, Suite 1000, Atlanta, GA 30309. The Company leases all of its properties. The current rental expense for all of these facilities approximated $781,000 for the year ended January 31, 2013. The following table references each property leased by the Company, such property’s general character, approximate size, lease term and any renewal option contained in such property’s lease.

Location	Area (Sq. Feet)	Principal Business Function	End of Term	Renewal Option
Atlanta, GA	8,592	Corporate Office	July 10, 2018	None
Cincinnati, OH	21,700	Satellite Office	July 15, 2015	None
New York, NY	10,000	Satellite Office	August 31, 2014	None
Cincinnati, OH	1,166	Data Center	June 1, 2012	Auto-renewal
Del Mar, CA	200	Satellite Office	Month-to-month	None

The Company believes that its facilities are adequate for its current needs and that suitable alternative space is available to accommodate expansion of the Company’s operations.

ITEM 3.    Legal Proceedings
The Company is, from time to time, a party to various legal proceedings and claims, which arise, in the ordinary course of business. Management is not aware of any legal matters that it believes will have a material adverse effect on the Company’s consolidated results of operations, consolidated financial position, or consolidated cash flow.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
The Company’s common stock trades on the Capital Market tier of The NASDAQ Stock Market under the symbol STRM. The table below sets forth the high and low sales prices for the Company’s common stock for each of the quarters in fiscal years 2012 and 2011, as reported by The NASDAQ Stock Market, Inc. The closing price of the Company’s common stock on April 10, 2013 was $7.12 per share as reported by The NASDAQ Stock Market, Inc.

Fiscal Year 2012	High	Low
4th Quarter (November 1, 2012 through January 31, 2013)	$6.00	$4.75
3rd Quarter (August 1, 2012 through October 31, 2012)	6.60	3.50
2nd Quarter (May 1, 2012 through July 31, 2012)	4.59	1.70
1st Quarter (February 1, 2012 through April 30, 2012)	1.88	1.61

Fiscal Year 2011	High	Low
4th Quarter (November 1, 2011 through January 31, 2012)	$1.86	$1.35
3rd Quarter (August 1, 2011 through October 31, 2011)	2.06	1.43
2nd Quarter (May 1, 2011 through July 31, 2011)	2.19	1.60
1st Quarter (February 1, 2011 through April 30, 2011)	2.05	1.44

According to the stock transfer agent’s records, the Company had 208 stockholders of record as of April 10, 2013. Because brokers and other institutions on behalf of stockholders hold many of such shares, the Company is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. The Company estimates that it has approximately 2,200 stockholders, based on information provided by the Company’s stock transfer agent from their search of individual participants in security position listings.
The Company has not paid any cash dividends on its common stock since its inception and dividend payments are prohibited/restricted under debt agreements.
Securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,561,910	(1, 2)	$3.14	383,786	(5)
Equity compensation plans not approved by security holders	1,123,328	(3)	$2.85	—	(4)
Total	2,685,238	(1, 2 & 3)	$3.02	383,786
_______________

(1)	Includes 5,000 options that can be exercised under the 1996 Employee Stock Option Plan.

(2)	Includes 1,556,910 options that can be exercised under the 2005 Incentive Compensation Plan.

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

(5)	Includes 240,528 shares to be issued from the 2005 Incentive Compensation Plan and 143,258 shares to be issued from the Employee Stock Purchase Plan.

ITEM 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

EXECUTIVE OVERVIEW
In fiscal 2012, management outlined four strategic areas of focus that would facilitate improving the performance of the Company. Those points included: scale and manage our infrastructure cost to efficiently and effectively grow the business: expand our sales footprint to capture a greater share of net new sales opportunities: enhance our client experience: and continue to introduce new and enhanced solutions to the market.
First, the Company focused on growing its infrastructure as the business grew and began to reach scale. Specifically, the Company continued to invest in the human capital necessary to successfully support the anticipated growth in client demand for its solutions. In fiscal 2012, the Company formally announced the relocation of its headquarters to Atlanta, Georgia as it consolidated more of its associates into office space it acquired in fiscal 2011 from the former Interpoint Partners. The greater Atlanta metropolitan area, according to the Metro Atlanta Chamber of Commerce, is home to 225 healthcare information technology companies, providing a wealth of innovation and talent for the Company to consider. At the beginning of fiscal 2012, the Company had approximately 13 associates working in the Atlanta office and by the end of the year, it had 75 associates working in Atlanta. More importantly, the Company has consolidated all of its executive officers into the headquarters, so all direct reports to the CEO now work in the same location.
Second, the Company continued to expand is sales footprint to take advantage of the many sales opportunities in the market. Specifically, the Company has invested in sales and marketing growth by increasing the number of associates in its sales and marketing organization from two individuals to twelve individuals. In addition, the Company greatly extended its sales and marketing reach by expanding its indirect channel partners. During fiscal year 2012, new relationships were established with FTI, nTelagent and RSource.The relationship with FTI has been productive by the Company's standards, and the two newest relationships are still developing. The Company expects all three of these indirect partnerships to contribute to its net new sales bookings going forward.
Third, the Company is enhancing its client experience in order to build loyalty and increase the its share information technology spending among its current clients. Executive leadership spends a great amount of time visiting clients and prospects at their facilities in order to learn first hand how the Company is performing for them, what it can do better, and what additional solutions it could provide to meet their growing needs. In fiscal 2012 the Company hosted its most successful and best attended NEXTSummit, its annual users conference, wherein management presents future plans and solutions and gathers direct feedback from its clients. The Company is currently planning to host its 2013 NEXTSummit in late April 2013, and the size and scope of this important client meeting exceeds last year's event.
Lastly, the Company continues to introduce new and enhanced solutions to existing and new clients. By listening directly to clients and sales prospects, the Company learns firsthand the most important and compelling issues they face now, and the issues just ahead, as they react to the many macro issues affecting the healthcare industry today. The impending transition from ICD-9 to ICD-10 coding; the dramatic changes on payment models from the implementation of the Affordable Care Act; and the move from Meaningful Use Phase I to Phase II create a great amount of uncertainty and even anxiety among primary decision-making client CEO's and CFO's. Based on this client input, the Company completed the acquisition of Meta Health Technology, enabling it to deliver an entirely new solution suite, providing clients with clinical documentation improvement and computer assisted coding solutions, specifically designed to address the challenges of ICD-10 transition which providers must comply with by October 1, 2014. In addition, during the year the Company released version 5.3 of its AccessAnyWare solutions, and continued to provide quarterly updates to its OpportunityAnyWare solution.

Results of Operations
Acquisition of Interpoint Partners, LLC
On December 7, 2011, the Company completed the acquisition of substantially all of the assets of Interpoint Partners, LLC (“Interpoint”). The Company believes that the acquisition of Interpoint’s operations will provide clients with the advanced technology solutions that they need to improve key operational and financial performance metrics of their businesses. The Company paid a total initial purchase price for the Interpoint acquisition of $5,124,000, consisting of cash of $2,124,000 and issuance of a convertible subordinated note for $3,000,000. The note was converted into 1,529,729 shares of common stock on

June 15, 2012 at a price of $2.00 per share. Additionally, the agreement provides for a contingent earn out payment in cash or an additional convertible subordinated note based on Interpoint’s financial performance for the 12 month period beginning 6 months after closing and ending 12 months thereafter. The Company also assumed certain current operating liabilities of Interpoint. The acquisition of Interpoint has been accounted for as a purchase business combination. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The operations of Interpoint are consolidated with the results of the Company from December 7, 2011. Please refer to the audited financial statements and related footnotes for further details.
Acquisition of Meta Health Technology, Inc.
On August 16, 2012, the Company acquired substantially all of the outstanding stock of Meta Health Technology, Inc., a New York corporation (“Meta”). The Company paid a total purchase price of approximately $14,790,000, consisting of cash payment of $13,288,000 and the issuance of 393,086 shares of our common stock at an agreed upon price of $4.07 per share. The fair value of the common stock at the date of issuance was $3.82. As of October 31, 2012 the Company had acquired 100% of Meta’s outstanding shares. The purchase price is subject to certain adjustments related principally to the delivered working capital level, which will be settled in third quarter of fiscal 2013, and/or indemnification provisions. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The operations of Meta are consolidated with the results of the Company from August 16, 2012. Please refer to the audited financial statements and related footnotes for further details.
Statement of Operations for the fiscal years ended (amounts in thousands):

	Fiscal Year
	2012	2011	Change	% Change
Systems sales	$1,463	$722	$741	103%
Professional services	3,793	3,370	423	13%
Maintenance and support	11,211	8,868	2,343	26%
Software as a service	7,300	4,156	3,144	76%
Total revenues	23,767	17,116	6,651	39%
Cost of sales	11,593	8,884	2,709	30%
Selling, general and administrative	10,061	6,577	3,484	53%
Product research and development	2,948	1,409	1,539	109%
Total operating expenses	24,602	16,870	7,732	46%
Operating profit (loss)	(835)	246	(1,081)	(439)%
Other income (expense), net	(7,433)	(209)	(7,224)	3,456%
Income tax expense	2,889	(24)	2,913	(12,138)%
Net earnings(loss)	$(5,379)	$13	$(5,392)	(41,477)%
Adjusted EBITDA(1)	$6,560	$4,327	$2,233	52%
_______________

(1)
Non-GAAP measure meaning earnings before interest, tax, depreciation, amortization, stock-based compensation expense, transactional and one-time costs. See “Use of Non-GAAP Financial Measures” below for additional information and reconciliation.

The following table sets forth, for each fiscal year indicated, certain operating data as percentages:
Statement of Operations(1)

	Fiscal Year
	2012	2011
Systems sales	6.2%	4.2%
Professional services	16.0	19.7
Maintenance and support	47.2	51.8
Software as a service	30.7	24.3
Total revenues	100.0%	100.0%
Cost of sales	48.8	51.9
Selling, general and administrative	42.3	38.4
Product research and development	12.4	8.2
Total operating expenses	103.5	98.6
Operating profit (loss)	(3.5)	1.4
Other income (expense), net	(31.3)	(1.2)
Income tax net loss	12.2	(0.1)
Net earnings (loss)	(22.6)%	0.1%
Cost of systems sales	187.8%	309.9%
Cost of services, maintenance and support	42.2%	39.5%
Cost of software as a service	34.4%	43.7%
_______________

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

Comparison of fiscal year 2012 with 2011
Revenues
Revenues consisted of the following (in thousands):

	Fiscal Year
	2012	2011	Change	% Change
System Sales:
Proprietary software	$1,001	$227	$774	341%
Hardware & third party software	462	495	(33)	(7)%
Professional services	3,793	3,370	423	13%
Maintenance & support	11,211	8,868	2,343	26%
Software as a service	7,300	4,156	3,144	76%
Total Revenues (1)	$23,767	$17,116	$6,651	39%
_______________

(1)
Fiscal 2011 includes $287,000 of revenue earned from the acquired Interpoint operations subsequent to the acquisition in December 2011, and fiscal 2012 includes $3,395,000 of revenue earned from the acquired Meta operations subsequent to the acquisition in August 2012.

Proprietary software — Revenues recognized from licensed software sales in fiscal 2012 were $1,001,000, as compared to $227,000 in fiscal 2011, an increase of $774,000, or 341%, from fiscal 2011. This increase is attributable to Meta coding perpetual license sales of $485,000, Meta term license sales of $340,000, and is partially offset by a decrease in Streamline Health perpetual licenses of $52,000.
Hardware and third party software — Revenues from hardware and third party software sales in fiscal 2012 were $462,000, a decrease of $33,000, or 7% from fiscal 2011. The decrease in hardware and third party software revenue in fiscal 2012 is primarily attributable to slightly lower third party licenses sold to clients as compared to fiscal 2011.
Professional services — Revenues from professional services in fiscal year 2012 were $3,793,000, an increase of $423,000, or 13%, from fiscal 2011. The increase is primarily attributable to additional revenues of $466,000 from acquired Meta operations since August 16, 2012, and full-year revenues from Patient Financial Services ("PFS") services of $172,000. Legacy Streamline Health professional services decreased $218,000 year over year. Legacy services decreased due to the timing of which revenue could be recognized based on services performed, as well as a larger volume of open projects in the prior year.
Maintenance and support — Revenues from maintenance and support in fiscal year 2012 were $11,211,000, an increase of $2,343,000, or 26%, from fiscal 2011. The increase in maintenance and support results from Meta maintenance revenue of $1,938,000, and Meta third-party maintenance of $166,000, as well as new or renewed contracts signed in fiscal year 2012. Typically maintenance renewals include a price increase based on the prevailing consumer price index, or increase in the product set purchased by the client.
Software as a service (SaaS) — Revenues from SaaS in fiscal 2012 were $7,300,000, an increase of $3,144,000, or 76%, from fiscal 2011. This increase is attributable to the recognition of add-on SaaS contracts and upgrade contracts signed by current clients, conversions of clients from licensed locally-installed systems to SaaS, and incremental revenues from operations acquired from Interpoint of approximately $2,782,000.
Revenues from remarketing partners — Total revenues from GE Healthcare or GE Healthcare source clients in fiscal year 2012 was $3,033,000 or 13% of total revenue; as compared to $5,197,000, or 30% of total revenue in fiscal 2011. Revenue by type and source is as follows (in thousands):

	Fiscal Year
	2012	2011	Change	% Change
Direct Revenue from GE Healthcare:
Third party hardware and software	$76	211	$(135)	(64)%
Proprietary software	14	85	(71)	(84)%
Professional services	666	1,521	(855)	(56)%
Maintenance and support	1,887	2,850	(963)	(34)%
Software as a service	390	530	(140)	(26)%
Total direct GE revenue	$3,033	5,197	$(2,164)	(42)%
GE source revenue as a percent of total revenue	13%	30%
In fiscal 2012, four clients ended their direct relationship with GE Healthcare, however these clients were retained as direct clients to the Company. In fiscal 2011, two clients ended their direct relationship with GE Healthcare, and these clients continue to be retained. The Company no longer shares revenue or pays any royalties on these revenues to GE Healthcare.

Revenues from these clients are as follows (in thousands):

	Fiscal Year
	2012	2011	Change	% Change
Revenue from former GE sourced clients
Third party hardware and software	$167	52	$115	221%
Proprietary software	69	37	32	86%
Professional services	634	82	552	673%
Maintenance and support	1,874	644	1,230	191%
Software as a service	73	—	73	-
Total revenue from former GE sourced clients	$2,817	815	$2,002	246%
Former GE source revenue as a percent of total revenue	12%	5%

	Fiscal Year
	2012	2011	Change	% Change
Revenue from current and former GE sourced clients	$5,850	6,012	$(162)	(3)%
Current and former GE source clients as percentage of revenue	25%	35%

The Company relies on GE Healthcare for a significant amount of its revenues, the loss of which would have a material adverse effect on future results of operations. During the fourth quarter of fiscal 2010, the Company learned that GE Healthcare was shifting its organizational focus to upgrading its current clients to their latest version software to assist its clients in meeting meaningful use criteria under the HITECH act. This understanding continues through January 31, 2013. The Company’s remarketing agreement with GE Healthcare remains in effect, however the Company did not obtain any net new clients from the relationship in fiscal 2012 or 2011. The opportunity to sell into GE Healthcare’s current client base that does not have the Company’s solutions remains, as well as the continuing ability to sell additional solutions and services into the existing jointly owned client base through the remarketing agreement. All signed contracts or purchase orders with GE Healthcare to purchase proprietary software, SaaS, professional services, and maintenance, are expected to be fully honored.

Cost of Sales

	Fiscal Year
(in thousands):	2012	2011	Change	% Change
Cost of systems sales	$2,747	$2,238	$509	23%
Cost of professional services	3,088	2,630	458	17%
Cost of maintenance and support	3,246	2,200	1,046	48%
Cost of software as a service	2,512	1,816	696	38%
Total cost of sales	$11,593	$8,884	$2,709	30%
Cost of systems sales includes amortization and impairment of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The relatively fixed cost of the capitalized software amortization, without the addition of any impairment charges, compared to the variable nature of system sales causes these percentages to vary dramatically. The increase in fiscal 2012 cost of sales is primarily the result of amortization of software acquired as part of the Meta acquisition of $467,000.
The cost of professional services includes compensation and benefits for personnel, and related expenses. The increase in expense is primarily due to additional costs associated with the Interpoint and Meta acquisitions.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third party maintenance contracts. These increases are primarily due to additional maintenance and support costs as part of the Meta acquisition.
The cost of software as a service is relatively fixed, but subject to inflation for the goods and services it requires. The increase is related to depreciation of new equipment and new third party maintenance contracts from infrastructure spending as the Company added new or add-on SaaS contracts, as well as the inclusion of Interpoint operations and amortization of the acquired software development costs for a full year.
Selling, General and Administrative Expense

	Fiscal Year
(in thousands):	2012	2011	Change	% Change
General and administrative expenses	$7,702	$4,290	$3,412	80%
Sales and marketing expenses	2,358	2,287	71	3%
Total selling, general, and administrative	$10,060	$6,577	$3,483	53%

General and administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The increase over the prior year is primarily due to transaction costs associated with the Meta acquisition of $1,306,000 as well as additional general and administrative expenses associated with the Meta operations. Amortization of intangible assets added incremental expense to fiscal 2012 due to the amortization of assets acquired as part of the acquisition of Interpoint and Meta. We recognized approximately $584,000 in amortization expense in fiscal 2012 for acquired intangible assets as compared to $2,000 in the fiscal 2011.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales and marketing staff; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses. The slight increase in sales and marketing expense reflects an increase in total compensation for sales staff.
Product Research and Development

	Fiscal Year
(in thousands):	2012	2011	Change	% Change
Research and development expense	$2,948	$1,409	$1,539	109%
Capitalized research and development cost	2,000	2,600	(600)	(23)%
Total R&D cost	$4,948	$4,009	$939	23%

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Research and development expense increased due to higher support for newly released software versions, which also decreased the number of hours available to be capitalized, which is reflected in the capitalized research and development costs. Research and development expenses in fiscal 2012 and 2011, as a percentage of revenues, were 12% and 8%, respectively.
Other Income (Expense)
Interest expense in fiscal 2012 was $1,957,010, compared to $179,000 in fiscal 2011. Interest expense consists of interest and commitment fees on the line of credit, interest (including accruals for success fees) on the term loans entered into in conjunction with the Interpoint and Meta acquisitions, interest on the convertible note entered into in conjunction with the Interpoint acquisition, and is inclusive of $219,000 in deferred financing cost amortization. Interest expense increased during 2012 primarily because of the increases from the term loan interest and success fees, and deferred financing costs related to the Meta acquisition. The Company recorded losses on the conversion of the convertible subordinated notes of $57,000 and $5,913,000, related to the Interpoint and private placement investment, respectively. The Company also recorded a valuation adjustment to its warrants liability, recorded as miscellaneous income of $489,000, using assumptions made by management to adjust to the current fair market value of the warrants at January 31, 2013.
Provision for Income Taxes
The Company recorded a tax benefit of $2,889,000 at January 31, 2013 which is comprised of current state and local taxes payable of approximately $47,000, and deferred tax benefit of approximately $2,936,000. The deferred tax benefit comprised of the tax benefit recorded for the release of the deferred tax asset valuation allowance and the related reduction in income tax expense of approximately $3,000,000, as a result of deferred tax liabilities recorded related to the Meta acquisition, and the effect of temporary differences during fiscal 2012.
The tax provision of $24,000 for fiscal 2011 consists of state and local taxes, and alternative minimum tax. The Company determined it was more likely than not that the deferred tax amount will not be realized.
Backlog

	2012	2011
Company proprietary software	$3,416,000	$181,000
Hardware and third party software	100,000	194,000
Professional services	4,527,000	5,945,000
Maintenance and support	22,504,000	10,504,000
Software as a service	20,439,000	10,542,000
Total	$50,986,000	$27,366,000

At January 31, 2013 the Company had master agreements and purchase orders from clients and remarketing partners for systems and related services which have not been delivered or installed which, if fully performed, would generate future revenues of approximately $50,986,000 compared with $27,366,000 at January 31, 2012.
The Company’s proprietary software backlog consists of signed agreements to purchase software licenses and term licenses. Typically, this is software that is not yet generally available, or the software is generally available and the client has not taken possession of the software.
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
Professional services backlog consists of signed contracts for services that have yet to be performed. Typically backlog is recognized within twelve months of the contract signing. The increase in backlog is due to several clients that signed contracts during fiscal 2012 for add-on solutions, upgrades, or expansion of services at additional locations for which contracted services have not yet been performed.
Maintenance and support backlog consists of maintenance agreements for licenses of the Company’s proprietary software and third party hardware and software with clients and remarketing partners for which either an agreement has been signed or a purchase order under a master agreement has been received. The Company includes in backlog the signed agreements through their respective renewal dates. Typical maintenance contracts are for a one year term and are renewed annually. Clients typically prepay maintenance and support which is billed 30-60 days prior to the beginning of the maintenance period. The Company does not expect any significant client attrition over the next 12 months. Maintenance and support backlog at January 31, 2013 was $22,504,000 as compared to $10,504,000 at January 31, 2012. The Company expects to recognize approximately $11,998,000 out of January 31, 2013 backlog in fiscal 2013. A significant portion of this increase is due to backlog added by Meta maintenance contracts. Additionally, as part of renewals contracts are typically subject to an annual increase in fees based on market rates and inflationary metrics.
At January 31, 2013, the Company had entered into software as a service agreements, which are expected to generate revenues of $20,439,000 through their respective renewal dates in fiscal years 2013 through 2018. The Company expects to recognize approximately $6,843,000 out of January 31, 2013 backlog in fiscal 2013. Typical SaaS terms are one to seven years in length. SaaS backlog and terms are as follows (in thousands):

	SaaS backlog at January 31, 2013	Average remaining months in term
7 year term	$1,458	59
6 year term	989	65
5 year term	13,651	30
3 year term	2,288	29
Less than 3 year term	2,053	16
Total SaaS backlog	$20,439

The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system; the implementation schedule requested by the client and ultimately the official go-live on the system. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period.
All of the Company’s master agreements are generally non-cancelable but provide that the client may terminate its agreement upon a material breach by the Company, or may delay certain aspects of the installation. There can be no assurance that a client will not cancel all or any portion of a master agreement or delay portions of the agreement. A termination or delay in one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company’s financial condition, and results of operations.

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
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share
The Company defines: (i) EBITDA, as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA, as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation, amortization, stock-based compensation expense, and transaction expenses and other one-time costs; (iii) Adjusted EBITDA Margin, as Adjusted EBITDA as a percentage of net revenue; and (iv) Adjusted EBITDA per diluted share as Adjusted EBITDA divided by adjusted diluted shares outstanding. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the board and may be useful to investors in comparing the Company’s operating performance consistently over time as they remove the impact of our capital structure (primarily interest charges), asset base (primarily depreciation and amortization), items outside the control of the management team (taxes), and costs that we expect to be non-recurring including: transaction related expenses (such as professional and advisory services), corporate restructuring expenses (such as severances), and other operating costs that are expected to be non-recurring. Adjusted EBITDA removes the impact of share-based compensation expense, which is another non-cash item. Adjusted EBITDA per diluted share will include incremental shares in the share count that would be considered anti-dilutive in a GAAP net loss position.
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
The following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net earnings (loss), a comparable GAAP-based measure, as well as earnings (loss) per diluted share to Adjusted EBITDA per diluted share. All of the items included in the reconciliation from net earnings (loss) to EBITDA to Adjusted EBITDA and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing the Company’s on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-recurring expenses and more reflective of other factors that affect operating performance. In the case of the other non-recurring items, management believes that investors may find it useful to assess the Company’s operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

The following table reconciles net earnings (loss) to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share for the fiscal years ended January 31, 2013 and 2012 (amounts in thousands, except per share data):

	Fiscal Year
Adjusted EBITDA Reconciliation	2012	2011
Net earnings (loss)	$(5,379)	$13
Interest expense	1,957	179
Tax expenses(1)	(2,888)	24
Depreciation	726	728
Amortization of capitalized software development costs(2)	2,659	1,973
Amortization of intangible assets	584	2
Amortization of other costs	35	11
EBITDA	(2,306)	2,930
Stock-based compensation expense	956	895
Loss on conversion of convertible notes	5,970	—
Transaction related professional fees, advisory fees, and other internal direct costs	796	195
Associate severances and other costs relating to transactions or corporate restructuring	866	307
Other non-recurring operating expenses	278	—
Adjusted EBITDA	$6,560	$4,327
Adjusted EBITDA margin(3)	28%	25%

Adjusted EBITDA per diluted share	2012	2011
Earnings (loss) per share — diluted	$(0.48)	$—
Adjusted EBITDA per adjusted diluted share (5)	$0.46	$0.44
Diluted weighted average shares	11,634,540	9,899,073
Includable incremental shares — adjusted EBITDA(4)	494,109	—
Adjusted diluted shares	12,128,649	9,899,073
_______________

(1)
Includes a non-cash income tax benefit recorded of approximately $3,000,000 to reduce the Company’s tax valuation allowance relating to deferred tax liabilities recorded in conjunction with the Company’s acquisition of Meta Health Technology.

(2)
Includes $1,969,000 relating to internally developed legacy software, $224,000 relating to acquired internally developed software from Interpoint, and $467,000 relating to internally developed software acquired from Meta Health Technology.

(3)	Adjusted EBITDA as a percentage of GAAP revenues

(4)
The number of incremental shares that would be dilutive under profit assumption, only applicable under a GAAP net loss. If GAAP profit is earned in the current period, no additional incremental shares are assumed

(5)	Adjusted EBITDA per adjusted diluted share for the Company's common stock is computed using the more dilutive of the two-class method or the if-converted method
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
Multiple Element Arrangements
We record revenue pursuant to Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). The Company follows this accounting guidance for revenue recognition of multiple deliverable revenue arrangements (meaning the delivery or performance of multiple products, services and/or rights to use assets) to determine whether such arrangements contain more than one unit of accounting. To qualify as a separate unit of accounting, the delivered item must have value to the client on a stand-alone basis (meaning the item can be sold separately by any vendor or the client could resell the item on a stand-alone basis). Additionally, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items must be considered probable and substantially in the control of the vendor.
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
Capitalized Software Development Costs
Software development costs are accounted for in accordance with ASC 985-20 Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and designing phase of software development are classified as research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and quality assurance, are capitalized until available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is over the estimated economic life of the software Amortization for our legacy software systems is provided on a solution-by-solution basis over the estimated economic life of the software, using the straight-line method. Amortization commences when a solution is available for general release to clients. Acquired internally developed software from the Interpoint and Meta acquisitions is amortized on the basis of undiscounted future cash flows. Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination. The Company reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization.
Contractual Obligations

The Company has various contractual obligations and commitments to make future payments including debt agreements and operating lease obligations.

The following table summarizes significant contractual obligations and commitments of the Company as of January 31, 2013. Except as set forth in the following table, the Company does not have any material long-term purchase obligations or other long-term liabilities that are reflected on its balance sheet as of January 31, 2013:

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations	1,250	12,438	—	—	13,688
Contingent consideration for earn-out	—	—	880	440	1,320
Interest expense on long-term debt, including success fee	1,195	2,047	167	8	3,417
Operating lease obligations	1,022	1,282	332	85	2,721
Total contractual obligations	$3,467	$15,767	$1,379	$533	$21,146

The estimated interest expense payments on long-term debt reflected in the table above are based on both the amount outstanding and the respective interest rates in effect as of January 31, 2013. The estimated contingent consideration for earn-out principal payments, as reflected in the table above, are based on the assumption that the earn-out liability will be paid in the form of a note in July 2013, in accordance with payment terms as stipulated in the Interpoint purchase agreement.

Liquidity and Capital Resources
The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development, capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, interest payments on debt, and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded by cash generated by operations and borrowings under credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash balances at January 31, 2013 and 2012 were $7,500,000 and $2,243,000, respectively. Continued expansion may require the Company to take on additional debt, or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.
Significant cash obligations

(in thousands)	Fiscal Year
	2012	2011
Term loans	$13,688	$4,120
Convertible note	—	3,000
Contingent consideration for earn-out(1)	1,320	1,233
Capital leases (2)	—	—
_______________

(1)	Estimated for financial disclosure purposes only. Please reference “Note F – Debt” in Item 8 for additional information.

(2)
We entered into a capital lease for computer equipment that will commence in the second quarter of fiscal 2013. The lease is for a 24 month period and we will be obligated to pay approximately $298,000 over that period.

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
In conjunction with the Interpoint acquisition, the Company entered into a subordinated credit agreement with Fifth Third Bank in which the bank provided the Company with a $4,120,000 two-year term loan, the proceeds of which were used to finance the cash portion of the acquisition purchase price, as well as pay down the outstanding balance of the Company’s revolving line of credit with the bank. The Company also entered into a Senior Credit Agreement with Fifth Third Bank, whereby the bank provided the Company with a $3,000,000 revolving line of credit that replaced the existing revolving line of credit with Fifth Third Bank.
Subsequently, in conjunction with the Meta acquisition, on August 16, 2012, we amended our previous term loan and line of credit agreements with Fifth Third Bank, whereby Fifth Third Bank provided us with a $5,000,000 revolving line of credit, a $5,000,000 senior term loan and a $9,000,000 subordinated term loan, a portion of which was used to refinance the previously outstanding $4,120,000 subordinated term loan. Please reference a Note F—Debt” in Item 8 for additional information.
Operating cash flow activities

(in thousands)	Fiscal Year
	2012	2011
Net income	$(5,379)	$13
Non-cash adjustments to income	7,978	3,795
Cash impact of changes in assets and liabilities	(2,714)	(912)
Annual operating cash flow	$(115)	$2,896

Net cash (used in) provided by operating activities in fiscal 2012 decreased in the current year primarily due to a decrease in profitability, as well as an increase in accounts receivables. This was offset primarily by non-cash increases from increases in amortization expenses from capitalized software development costs, net losses from conversion of convertible notes, and partially offset by the net tax benefit realized on the reduction of the allowance on deferred taxes upon acquisition of Meta Health Technology.
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
Investing cash flow activities

(in thousands)	Fiscal Year
	2012	2011
Purchases of property and equipment	$(577)	$(408)
Capitalized software development costs	(2,000)	(2,600)
Payment for acquisition	(12,162)	(2,124)
Annual investing cash flow	$(14,739)	$(5,132)

The acquisition of Meta Health Technology accounts for the majority of the increase in cash flows used in investing activities.
The Company estimates that to replicate its existing internally developed software would cost significantly more than the stated net book value of $12,816,000, including acquired internally developed software of Meta and Interpoint, at January 31, 2013. Many of the programs related to capitalized software development continue to have significant value to the Company’s current solutions and those under development, as the concepts, ideas, and software code are readily transferable and are incorporated into new solutions.

Financing cash flow activities

(in thousands)	Fiscal Year
	2012	2011
Proceeds from term loans	$9,880	$4,120
Principal repayments on term loans	(313)	—
Payment of deferred financing costs	(1,272)	(158)
Net change under revolving credit facility	—	(1,200)
Proceeds from private placement	12,000	—
Other	(185)	314
Annual financing cash flow	$20,110	$3,076

The increase in cash from financing activities was primarily the result of proceeds from the term loan and private placement investment entered into during the third quarter of fiscal 2012.

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
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of Streamline Health Solutions, Inc. and subsidiaries (the “Company”) as of January 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streamline Health Solutions, Inc. and subsidiaries at January 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois	/s/ BDO USA, LLP
April 26, 2013

CONSOLIDATED BALANCE SHEETS

	January 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$7,500,256	$2,243,054
Accounts receivable, net of allowance for doubtful accounts of $134,000 and $100,000, respectively	8,685,017	4,484,605
Contract receivables	1,481,819	430,370
Prepaid hardware and third party software for future delivery	22,777	38,193
Prepaid client maintenance contracts	1,080,330	788,917
Other prepaid assets	997,024	256,104
Deferred income taxes	—	167,000
Other current assets	110,555	—
Total current assets	19,877,778	8,408,243
Non-current assets:
Property and equipment:
Computer equipment	3,420,452	2,892,885
Computer software	2,196,236	2,131,730
Office furniture, fixtures and equipment	843,274	756,375
Leasehold improvements	697,570	667,000
	7,157,532	6,447,990
Accumulated depreciation and amortization	(5,958,727)	(5,232,321)
Property and equipment, net	1,198,805	1,215,669
Contract receivables, less current portion	126,626	221,596
Capitalized software development costs, net of accumulated amortization of $17,464,601 and $14,805,236, respectively	12,816,486	9,830,175
Intangible assets, net	8,188,131	417,666
Deferred financing costs, net	541,740	145,857
Goodwill	12,133,304	4,060,504
Other, including deferred taxes of $0 and $711,000, respectively	383,708	841,348
Total non-current assets	35,388,800	16,732,815
	$55,266,578	$25,141,058

See accompanying notes.

	January 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,495,913	$879,027
Accrued compensation	2,088,850	887,130
Accrued other expenses	1,325,039	479,526
Current portion of long-term debt	1,250,000	—
Deferred revenues	9,810,442	6,496,938
Contingent consideration for earn-out	1,319,559	—
Current portion of deferred tax liability	35,619	—
Total current liabilities	17,325,422	8,742,621
Non-current liabilities:
Term loans	12,437,501	4,120,000
Convertible note	—	3,000,000
Warrants liability	3,649,349	—
Contingent consideration for earn-out, less current portion	—	1,232,720
Lease incentive liability, less current portion	99,579	47,193
Deferred income tax liability, less current portion	529,709	—
Total non-current liabilities	16,716,138	8,399,913
Total liabilities	34,041,560	17,142,534
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $11,999,985 redemption value, 4,000,000 shares authorized, 3,999,995 issued and outstanding, net of unamortized preferred stock discount of $4,234,269	7,765,716	—
Stockholders’ equity:
Common stock, $.01 par value per share, 25,000,000 shares authorized; 12,643,620 and 10,433,716 shares issued and outstanding, respectively	126,436	104,338
Convertible redeemable preferred stock, $.01 par value per share, 1,000,000 shares authorized, no shares issued	—	—
Additional paid in capital	49,178,389	38,360,980
Accumulated deficit	(35,845,523)	(30,466,794)
Total stockholders’ equity	13,459,302	7,998,524
	$55,266,578	$25,141,058

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2012	2011
Revenues:
Systems sales	$1,463,225	$722,195
Professional services	3,792,569	3,369,875
Maintenance and support	11,211,197	8,867,697
Software as a service	7,299,812	4,156,441
Total revenues	23,766,803	17,116,208
Operating expenses:
Cost of systems sales	2,747,230	2,237,899
Cost of services, maintenance and support	6,333,566	4,830,117
Cost of software as a service	2,512,156	1,815,986
Selling, general and administrative	10,060,469	6,577,101
Research and development	2,948,313	1,408,749
Total operating expenses	24,601,734	16,869,852
Operating income (loss)	(834,931)	246,356
Other income (expense):
Interest expense	(1,957,010)	(178,524)
Loss on conversion of convertible notes	(5,970,002)	—
Miscellaneous income (expenses)	494,677	(30,943)
Earnings (loss) before income taxes	(8,267,266)	36,889
Income tax benefit (expense)	2,888,537	(24,315)
Net earnings (loss)	$(5,378,729)	$12,574
Less: deemed dividends on Series A Preferred Shares	$(176,048)	$—
Net earnings (loss) attributable to common shareholders	$(5,554,777)	$12,574
Basic net earnings (loss) per common share	$(0.48)	$—
Number of shares used in basic per common share computation	11,634,540	9,887,841
Diluted net earnings (loss) per common share	$(0.48)	$ (0.00)
Number of shares used in diluted per common share computation	11,634,540	9,899,073

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock shares	Common stock	Additional paid in capital	Accumulated (deficit)	Total stockholders’ equity
Balance at January 31, 2011	9,856,517	$98,565	$36,975,242	$(30,479,368)	$6,594,439
Stock issued to Employee Stock Purchase Plan and exercise of stock options	62,050	621	91,852	—	92,473
Restricted stock issued	270,304	2,704	(2,454)	—	250
Share subscription sale	244,845	2,448	401,540	—	403,988
Share-based compensation expense	—	—	894,800	—	894,800
Net earnings	—	—	—	12,574	12,574
Balance at January 31, 2012	10,433,716	$104,338	$38,360,980	$(30,466,794)	$7,998,524
Stock issued to Employee Stock Purchase Plan and exercise of stock options	149,764	1,497	281,131	—	282,628
Restricted stock issued	137,325	1,373	(1,373)	—	—
Conversion of note payable, Interpoint	1,529,729	15,297	3,100,885	—	3,116,182
Stock consideration for acquisition	393,086	3,931	1,497,678	—	1,501,609
Issuance of common stock warrants	—	—	2,441,852	—	2,441,852
Issuance costs	—	—	(263,072)	—	(263,072)
Reclassification of common stock warrants to liability	—	—	(4,138,783)	—	(4,138,783)
Beneficial conversion feature of Series A Preferred Stock	—	—	2,685,973	—	2,685,973
Share-based compensation expense	—	—	956,144	—	956,144
Deemed dividends on Series A Preferred Stock	—	—	(176,048)	—	(176,048)
Issuance of Series A Preferred Stock at fair value	—	—	9,182,652	—	9,182,652
Reclassification of preferred stock to temporary equity at redemption value	—	—	(4,749,630)	—	(4,749,630)
Net loss	—	—	—	(5,378,729)	(5,378,729)
Balance at January 31, 2013	12,643,620	$126,436	$49,178,389	$(35,845,523)	$13,459,302

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2012	2011
Operating activities:
Net earnings (loss)	$(5,378,729)	$12,574
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities, net of effect of acquisitions:
Depreciation	726,406	727,794
Amortization of capitalized software development costs	2,659,365	1,972,889
Amortization of intangible assets	583,535	2,334
Amortization of other deferred costs	241,478	11,643
Amortization of debt discount	111,583	—
Valuation adjustment for warrants liability	(489,434)	—
Deferred tax benefit	(2,935,522)	—
Valuation adjustment for contingent earn-out	86,839	—
Net loss from conversion of convertible notes	5,970,002	—
Loss on disposal of fixed assets	—	26,667
Share-based compensation expense	956,144	894,800
Provision for accounts receivable	67,464	159,000
Changes in assets and liabilities, net of assets acquired:
Accounts and contract receivables	(2,923,242)	(1,485,634)
Other assets	(1,129,255)	(47,081)
Accounts payable	526,149	202,395
Accrued expenses	992,285	(311,449)
Deferred revenues	(180,200)	730,143
Net cash provided by (used in) operating activities	(115,132)	2,896,075
Investing activities:
Purchases of property and equipment	(576,736)	(408,064)
Capitalization of software development costs	(1,999,676)	(2,600,000)
Payment for acquisition	(12,161,614)	(2,124,479)
Net cash used in investing activities	(14,738,026)	(5,132,543)
Financing activities:
Proceeds from term loans	9,880,000	4,120,000
Principal repayments on term loans	(312,500)	—
Proceeds from private placement	12,000,000	—
Payment of deferred financing costs	(1,271,862)	(157,500)
Net change under revolving credit facility	—	(1,200,000)
Proceeds from exercise of stock options and stock purchase plan	282,628	92,722
Proceeds from stock sale	—	403,988
Payment of success fee	(467,906)	—
Payments on capital lease	—	(183,637)
Net cash provided by financing activities	20,110,360	3,075,573
Increase in cash and cash equivalents	5,257,202	839,105
Cash and cash equivalents at beginning of year	2,243,054	1,403,949
Cash and cash equivalents at end of year	$7,500,256	$2,243,054
Supplemental cash flow disclosures:
Interest paid	$1,626,750	$92,431
Income taxes paid	$84,990	$20,136

	Fiscal Year
	2012	2011
Supplemental disclosure of non-cash financing activities:
Convertible note payable issued in conjunction with acquisition	$—	$3,000,000
Conversion of $3,000,000 note payable, Interpoint to common shares	$3,116,182	$—
Issuance of 393,086 shares of common stock, as part of Meta purchase price	$1,501,609	$—
Deemed dividends on Series A Preferred Stock	$176,048	$—
Issuance of warrants to placement agents	$753,737	$—
Reclassification of warrants from equity to warrants liability	$4,138,783	$—
Conversion of notes issued in conjunction with the private placement to Series A Preferred Stock, at fair value	$9,182,652	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE A — ORGANIZATION AND DESCRIPTION OF BUSINESS
Streamline Health Solutions, Inc. (the “Company”) operates in one segment as a provider of healthcare information technology through the licensing of its Electronic Health Information Management, Patient Financial Services, Coding and Clinicial Documentation Improvement and other Workflow software applications and the use of such applications by software as a service. The Company also provides implementation and consulting services to complement its software solutions. The Company’s software and services enable hospitals and integrated healthcare delivery systems in the United States and Canada to capture, store, manage, route, retrieve, and process vast amounts of patient clinical, financial and other healthcare provider information.
Fiscal Year
All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following year.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries, Streamline Health, Inc., IPP Acquisition, LLC and Meta Health Technology, Inc. All significant intercompany transactions are eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash demand deposits. Cash deposits are placed in Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Cash deposits may exceed FDIC insured levels from time to time. For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
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
Allowance for Doubtful Accounts
In determining the allowance for doubtful accounts, aged receivables are analyzed monthly by management. Each identified receivable is reviewed based upon the most recent information available, including client comments, if any, and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. During these monthly reviews, the Company determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its clients or resellers to make required payments. The allowance for doubtful accounts was approximately $134,000 and $100,000 at January 31, 2013 and 2012, respectively. The Company believes that its reserve is adequate, however results may differ in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bad debt expense for fiscal years 2012 and 2011 are as follows:

	2012	2011
Bad debt expense	67,464	$159,000
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method, over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Computer equipment and software	3-4 years
Office equipment	5 years
Office furniture and fixtures	7 years
Leasehold improvements	Term of lease

Depreciation expense for property and equipment in fiscal 2012 and 2011 was $726,000 and $728,000, respectively.
Normal repair and maintenance is expensed as incurred. Replacements are capitalized and the property and equipment accounts are relieved of the items being replaced or disposed of, if no longer of value. The related cost and accumulated depreciation of the disposed assets are eliminated and any gain or loss on disposition is included in the results of operations in the year of disposal.
Leases
In fiscal 2010, the Company entered into a Second Amendment to the Lease Agreement signed in fiscal 2005 for the Cincinnati office location. The lease term expires July 31, 2015. In connection with the amendment, the property owner provided certain lease inducements to the Company, including a three month rent allowance equivalent to $42,000. The rent allowance is granted in three equal allotments on the first, second, and third anniversaries of the amendment execution date. The Company has accounted for the value of these inducements by recognizing the total allowance benefit over the term of the lease, and recording rent expense on a straight line basis.
As part of the Interpoint acquisition on December 7, 2011, the Company assumed a lease agreement for office space in Atlanta, Georgia. The lease term expires on June 21, 2014.
On April 10, 2012, the Company entered into an amended lease obligation to lease 8,582 square feet of office space in the same building as the assumed Interpoint lease, at 1230 Peachtree St. NE in Atlanta, GA. The lease commenced upon taking possession of the space and ends 72 months thereafter. The Company took possession of the space during the third quarter of fiscal 2012. Upon relocation, the Company completely vacated the previously leased premises within the building. The provisions of the lease provide for rent abatement for the first four months of the lease term, and a moving allowance of approximately $17,000. Upon taking possession of the premises, the rent abatement and allowance were aggregated with the total expected rental payments, and are being amortized on a straight line basis over the term of the lease.
On August 16, 2012, as part of the acquisition of Meta Health Technology, the Company assumed a lease agreement for office space of approximately 10,000 square feet in size, at 330 Seventh Ave., 14th floor, New York, NY. This lease term expires on August 31, 2014.
Debt Issuance Costs
Costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest rate method over the term of the related debt.
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
Capitalized Software Development Costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software development costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The Company capitalized approximately $2,000,000 and $2,600,000 in fiscal 2012 and 2011, respectively. The Company acquired $3,646,000 and $1,628,000 of internally developed software in 2012 and 2011, respectively through the acquisitions described in Note C - Acquisitions.
Amortization for the Company's legacy software systems is provided on a solution-by-solution basis over the estimated economic life of the software, using the straight-line method. Amortization commences when a solution is available for general release to clients. Acquired internally developed software from the Interpoint and Meta acquisitions is amortized on the basis of undiscounted future cash flows.
Amortization expense on all internally developed software was approximately $2,659,000 and $1,973,000 in fiscal 2012 and 2011, respectively.
Research and development expense, net of capitalized amounts, was approximately $2,948,000 and $1,409,000 in fiscal 2012 and 2011, respectively.
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
Revenue Recognition
The Company derives revenue from the sale of internally developed software either by licensing or by software as a service, through the direct sales force or through third-party resellers. Licensed, locally-installed, clients utilize the Company’s support and maintenance services for a separate fee, whereas SaaS fees include support and maintenance. The Company also derives revenue from professional services that support the implementation, configuration, training, and optimization of the applications. Additional revenues are also derived from reselling third-party software and hardware components.
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
If the Company determines that any of the above criteria have not been met, the Company will defer recognition of the revenue until all the criteria have been met. Maintenance and support and SaaS agreements entered into are generally non-cancelable, or contain significant penalties for early cancellation, although clients typically have the right to terminate their contracts for cause if the Company fails to perform material obligations. However, if non-standard acceptance periods or non-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standard performance criteria, cancellation or right of refund terms are required, revenue is recognized upon the satisfaction of such criteria, as applicable.
Revenues from resellers are recognized gross of royalty payments to resellers.
Multiple Element Arrangements
On February 1, 2011, the Company adopted Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”) on a prospective basis. ASU 2009-13 amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

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
The Company follows accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple solutions, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the client on a stand-alone basis. Stand-alone value to a client is defined in the guidance as those that can be sold separately by any vendor or the client could resell the item on a stand-alone basis. Additionally, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items must be considered probable and substantially in the control of the vendor.
The Company has a defined pricing methodology for all elements of the arrangement and proper review of pricing to ensure adherence to Company policies. Pricing decisions include cross-functional teams of senior management, which uses market conditions, expected contribution margin, size of the client’s organization, and pricing history for similar solutions when establishing the selling price.
Software as a service
The Company uses ESP to determine the value for a software as a service arrangement as the Company cannot establish VSOE and TPE is not a practical alternative due to differences in functionality from the Company's competitors. Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution, and include calculating the equivalent value of maintenance and support on a present value basis over the term of the initial agreement period. Typically revenue recognition commences upon client go-live on the system, and is recognized ratably over the contract term. The software portion of SaaS for Health Information Management ("HIM") products does not need material modification to achieve its contracted function. The software portion of SaaS for the Company's Patient Financial Services ("PFS") products require material customization and setup processes to achieve their contracted function.
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
Maintenance and Support Services
The maintenance and support components are not essential to the functionality of the software and clients renew maintenance contracts separately from software purchases at renewal rates materially similar to the initial rate charged for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintenance on the initial purchase of software. The Company uses VSOE of fair value to determine fair value of maintenance and support services. Rates are set based on market rates for these types of services, and the Company’s rates are comparable to rates charged by its competitors, which is based on the knowledge of the marketplace by senior management. Generally, maintenance and support is calculated as a percentage of the list price of the proprietary license being purchased by a client. Clients have the option of purchasing additional annual maintenance service renewals each year for which rates are not materially different from the initial rate, but typically include a nominal rate increase based on the consumer price index. Annual maintenance and support agreements entitle clients to technology support, upgrades, bug fixes and service packs.
Term Licenses
The Company cannot establish VSOE fair value of the undelivered element in term license arrangements.  However, as the only undelivered element is post-contract customer support, the entire fee is recognized ratably over the contract term.  Typically revenue recognition commences once the client goes live on the system.  Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution. The software portion of the Company's CAC (“Computer Assisted Coding”) products generally do not require material modification to achieve their contracted function.
Professional Services
Professional services components that are not essential to the functionality of the software, from time to time, are sold separately by the Company. Similar services are sold by other vendors, and clients can elect to perform similar services in-house. When professional services revenues are a separate unit of accounting, revenues are recognized as the services are performed.
Professional services components that are essential to the functionality of the software, and are not considered a separate unit of accounting, are recognized in revenue ratably over the life of the client, which approximates the duration of the initial contract term. The Company defers the associated direct costs for salaries and benefits expense for PFS contracts. As of January 31, 2013 and 2012 the Company had deferred costs of approximately $201,000 and zero, respectively. These deferred costs will be amortized over the identical term as the associated SaaS revenues. Amortization expense of these costs was approximately $35,000 and zero in fiscal 2012 and 2011, respectively.
The Company uses VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. The Company typically sells professional services on a fixed fee basis. The Company monitors projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.
Concentrations
Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. The Company’s accounts receivable are concentrated in the healthcare industry. However, the Company’s clients typically are well-established hospitals, medical facilities, or major health information systems companies that resell the Company’s solutions that have good credit histories. Payments from clients have been received within normal time frames for the industry. However, some hospitals and medical facilities have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities and extended payment of receivables from these entities is not uncommon.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company records acquisition and transaction related expenses in the period in which they are incurred. Acquisition and transaction related expenses primarily consist of legal, banking, accounting and other advisory fees of third parties related to potential acquisitions.
Goodwill and Intangible Assets

Goodwill and other intangible assets were recognized in conjunction with the Interpoint and Meta acquisitions. Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of internally developed software, client relationships, supplier agreements, non-compete agreements, and customer contracts. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to ten years, using the straight-line and undiscounted expected future cash flows methods. The indefinite-lived intangible asset relates to the Meta trade name; the indefinite-lived intangible asset is not amortized and is tested for impairment on at least an annual basis.

 The Company assesses the useful lives and possible impairment of existing recognized goodwill and intangible assets when an event occurs that may trigger such a review. Factors considered important which could trigger a review include:

•	significant under performance relative to historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy for the overall business;

•	identification of other impaired assets within a reporting unit;

•	disposition of a significant portion of an operating segment;

•	Significant negative industry or economic trends;

•	Significant decline in the Company's stock price for a sustained period; and

•	a decline in the market capitalization relative to the net book value.

Determining whether a triggering event has occurred involves significant judgment by the Company.

The Company assesses goodwill annually (during the fourth quarter), or more frequently when events and circumstances, such as the ones mentioned above, occur indicating that the recorded goodwill may be impaired. The Company did not note any of the above qualitative factors which would be considered a triggering event for impairment. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit's fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to the Company, and trends in the market price of the Company's common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

The two-step goodwill impairment test requires the Company to identify its reporting units and to determine estimates of the fair values of those reporting units as of the impairment testing date. Reporting units are determined based on the organizational structure the entity has in place at the date of the impairment test. A reporting unit is an operating segment or component business unit with the following characteristics: (a) it has discrete financial information, (b) segment management regularly reviews its operating results (generally am operating segment has a segment manager who is directly accountable to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment), and (c) its economic characteristics are dissimilar from other units (this contemplates the nature of the products and services, the nature of the production process, the type or class of customer for the products and services, and the methods used to distribute the products and services).

The Company determined that it has one operating segment and one reporting unit.

To conduct a quantitative two-step goodwill impairment test, the fair value of the reporting unit is first compared to its carrying value. If the reporting unit's carrying value exceeds its fair value, the Company performs the second step and records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company estimates the fair value of its reporting unit using a blend of market and income approaches. The market approach consists of two separate methods, including reference to the Company's market capitalization, as well as the guideline publicly traded company method. The market capitalization valuation method is based on an analysis of the Company's stock price on and around the testing date, plus a control premium. The guideline public company method was made by reference to a list of publicly traded software companies providing services to healthcare organizations, as determined by management. The market value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common equity for each comparable company was derived by multiplying the price per share on the testing date by the total common shares outstanding, plus a control premium. Selected valuation multiples are then determined and applied to appropriate financial statistics based on the Company's historical and forecasted results. The Company estimates the fair value of its reporting unit using the income approach, via discounted cash flow valuation models which include, but are not limited to, assumptions such as a “risk-free” rate of return on an investment, the weighted average cost of capital of a market participant, and future revenue, operating margin, working capital and capital expenditure trends. Determining the fair values of reporting units and goodwill includes significant judgment by management, and different judgments could yield different results.
The Company performed its annual assessment of goodwill during the fourth quarter of fiscal 2012, using the two-step approach described above. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on the analysis performed for step one, the fair value of the reporting unit exceeded the carrying amount of the reporting unit, including goodwill, and therefore an impairment loss was not recognized. As the Company passed step one of the analysis, step two was not required.
Severances
From time to time the Company will enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. In fiscal 2012 and 2011 , we incurred approximately $866,000 and $307,000 in severance expenses. At January 31, 2012 and 2011 we had accrued for $548,000 and zero in severances, respectively. The Company anticipates these severances accrued at January 31, 2013 to be paid out in full by August 31, 2013.
Equity Awards
The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. The Company incurred total annual compensation expense related to stock-based awards of $956,000 and $895,000 in fiscal 2012 and 2011, respectively.
The fair value of the stock options granted in 2012 and 2011 was estimated at the date of grant using a Black-Scholes option pricing model. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and are generally derived from external (such as, risk free rate of interest) and historical data (such as, volatility factor, expected term, and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.
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
The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At January 31, 2013, the Company believes it has appropriately accounted for any uncertain tax positions. As part of the Meta acquisition the Company assumed a current liability for an uncertain tax position, and expects to settle this amount in fiscal 2013. The Company has recorded $152,000 and zero of reserves for uncertain tax positions and corresponding interest and penalties as of January 31, 2013 and January 31, 2012, respectively.
Net Earnings (Loss) Per Common Share

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company presents basic and diluted earnings per share (“EPS”) data for its common stock. Basic EPS is calculated by dividing the net income attributable to shareholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to shareholders and the weighted average number of shares of common stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, unvested restricted stocks, warrants and convertible preferred stock. Potential common stock equivalents that have been issued by the Company related to outstanding stock options, unvested restricted stock and warrants are determined using the treasury stock method, while potential common shares related to Series A Convertible Preferred Stock are determined using the “if converted” method.

The Company's unvested restricted stock awards and Series A Convertible Preferred stock are considered participating securities under ASC 260, “Earnings Per Share” which means the security may participate in undistributed earnings with common stock. The Company's unvested restricted stock awards are considered participating securities because they entitle holders to non-forfeitable rights to dividends or dividend equivalents during the vesting term. The holders of the Series A Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends, other than dividends in the form of common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stock holders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the if-converted method.

In accordance with ASC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses. For the year ended January 31, 2013, the unvested restricted stock awards and the Series A Preferred Stock were not deemed to be participating since there was a net loss from operations for the year ended January 31, 2013. For the year ended January 31, 2012, the effect of unvested restricted stock to the earnings per share calculation was immaterial. As of January 31, 2013 there were 3,999,995 shares of preferred stock outstanding, each share is convertible into one share of the Company's common stock. There were no issued and outstanding preferred stocks as of January 31, 2012. For the year ended January 31, 2013, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in Diluted EPS and therefore, was not included in the calculation. As of January 31, 2013 and 2012, there were 137,327 and 126,457 unvested restricted shares of common stock outstanding. The unvested restricted shares at January 31, 2013 were excluded from the calculation as their effect would have been antidilutive.
The following is the calculation of the basic and diluted net earnings (loss) per share of common stock:

	Fiscal Year
	2012	2011
Net earnings (loss)	$(5,378,729)	$12,574
Less: deemed dividends on Series A Preferred Stock	(176,048)	—
Net earnings (loss) attributable to common shareholders	$(5,554,777)	$12,574
Weighted average shares outstanding used in basic per common share computations	11,634,540	9,887,841
Stock options and restricted stock	—	11,232
Number of average shares used in diluted per common share computation	11,634,540	9,899,073
Basic net earnings (loss) per share of common stock	$(0.48)	$—
Diluted net earnings (loss) per share of common stock	$(0.48)	$—

Diluted (loss) earnings per share exclude the effect of 2,685,237 and 131,500 outstanding stock options in fiscal 2012 and 2011, respectively. The inclusion of these shares would be anti-dilutive. For the year ended January 31, 2013, the outstanding common stock warrants of 1,400,000 would have an anti-dilutive effect if included in Diluted EPS and therefore, were not included in the calculation. There were no outstanding warrants as of January 31, 2012.
Recent Accounting Pronouncements

The Company does not believe any recently issued, but not yet effective, accounting standards will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C — ACQUISITIONS
On December 7, 2011, the Company completed the acquisition of substantially all of the assets of Interpoint Partners, LLC (“Interpoint”). This acquisition expanded the Company’s product offering into business intelligence and revenue cycle performance management. The initial purchase price for the assets was $5,124,000, consisting of $2,124,000 in cash and the issuance of a convertible subordinated note for $3,000,000. The convertible subordinated note was converted on June 15, 2012, please see Note F - Debt for further details. The purchase agreement also includes a contingent earn-out provision, which had an estimated value of approximately $1,320,000 and $1,233,000 at January 31, 2013 and January 31, 2012, respectively. The contingent earn-out is to be paid in cash or an additional convertible subordinated note based on the acquired Interpoint operations financial performance for the 12 month period beginning June 30, 2012 and ending June 30, 2013. The Company also assumed certain current operating liabilities of Interpoint. The Company granted Interpoint registration rights relating to common stock of the Company issued upon conversion of the convertible note. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

Balance at December 7, 2011
Assets purchased:
Goodwill(1)	$4,061,000
Internally developed software	1,628,000
Client relationships	413,000
Accounts receivable	268,000
Covenants not to compete	7,000
Fixed assets	36,000
Other assets	75,000
Total assets purchased	$6,488,000
Liabilities assumed:
Accounts payable	131,000
Net assets acquired	$6,357,000
Consideration:
Convertible debt	3,000,000
Contingent consideration liability for earn-out(2)	1,233,000
Cash paid	2,124,000
Total consideration	$6,357,000
_______________

(1)	Goodwill represents the excess of purchase price over the fair value of net assets acquired, and is deductible for tax purposes.

(2)
Contingent consideration for earn-out was based on the estimated value of the payment obligation at the acquisition date; this amount has been revised, with adjustments recognized in the consolidated statement of earnings.

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
On August 16, 2012 the Company acquired substantially all of the outstanding stock of Meta Health Technology, Inc., a New York corporation (“Meta”). The Company paid a total purchase price of approximately $14,790,000, consisting of cash payment of $13,288,000 and the issuance of 393,086 shares of the Company's common stock at an agreed upon price price of $4.07 per share. The fair value of the common stock at the date of issuance was $3.82. For the year ended January 31, 2013 the Company incurred approximately $1,306,000 of acquisition costs related to the Meta transaction, which were recorded in selling, general and administrative expense. These costs were primarily related to services provided by legal, financial, and accounting professional advisors and severances. As of October 31, 2012 the Company had acquired 100% of Meta’s outstanding shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition of Meta represents the Company's on-going growth strategy, and is reflective of the solutions development process, which is led by the needs and requirements clients and the marketplace in general. The Meta suite of solutions, when bundled with the Company's existing solutions, will help current and prospective clients better prepare for compliance with the ICD-10 transition. The Company believes that the integration of business analytics solutions with the coding solutions acquired in this transaction will position the Company to address the complicated issues of clinical analytics as clients prepare for the proposed changes in commercial and governmental payment models.
The purchase price is subject to certain adjustments related principally to the delivered working capital level, which will be settled in the third quarter of fiscal 2013, and/or indemnification provisions. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

Balance at August 16, 2012
Assets purchased:
Cash	$1,126,000
Accounts receivable	2,300,000
Fixed assets	133,000
Other assets	513,000
Client relationships	4,464,000
Internally developed software	3,646,000
Trade name	1,588,000
Supplier agreements	1,582,000
Covenants not to compete	720,000
Goodwill(1)	8,073,000
Total assets purchased	$24,145,000
Liabilities assumed:
Accounts payable and Accrued liabilities	1,259,000
Deferred revenue obligation, net	3,494,000
Deferred tax liability	4,602,000
Net assets acquired	$14,790,000
Consideration:
Company common stock	1,502,000
Cash paid	13,288,000
Total consideration	$14,790,000
 _______________

(1)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired, which is not deductible for tax purposes.
The acquired operations of Meta are consolidated with the results of the Company from August 16, 2012. Due to the new deferred tax liabilities recorded as a result of the above purchase price allocation, the Company was able to reduce its valuation allowance by approximately $3,000,000 representing the significant deferred tax benefit recorded for the year ended January 31, 2013.
Pro Forma Results
The GAAP results of Interpoint for the period December 7, 2011 through January 31, 2012, which include sales of $287,000 and net loss of approximately $111,000, have been included in the Company's fiscal 2011 consolidated financial statements.The GAAP results of Meta for the period August 16, 2012 through January 31, 2013, which include sales of approximately $3,395,000 and net earnings of approximately $780,000 have been included in the Company's fiscal 2012 consolidated financial statements.
The following unaudited pro forma information assumes the Meta and Interpoint acquisitions occurred as of the beginning of the earliest period presented. The unaudited pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the acquisition including, historical interest expense, adjustments to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest expense for certain provisions in the asset purchase agreement, adjustments for transaction-related expenses, adjustments for salary and benefits for certain employees, amortization charges from acquired intangible assets and the related income tax effects for these adjustments (including the partial release of valuation allowance of approximately $3,000,000) were combined at the beginning of the earliest period presented. The unaudited pro forma supplemental results have been prepared based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the consolidated financial position or results of operations had the acquisition occurred at the beginning of the earliest period presented, nor of future results of operations. For purposes of the pro forma presentation, the financial results of Interpoint for the year ended January 31, 2012 are based on the twelve months ended December 31, 2011. For purposes of the proforma presentation, the financial results of Meta for the twelve months ended December 31, 2011 have been combined with the results of the Company for the year ended January 31, 2012. The Meta results for the years ended January 31, 2012 and 2013 are based on the years ended December 31, 2011 and 2012. Subsequent to the acquisitions, the Interpoint and Meta results are recorded based on the Company’s fiscal year-end. The unaudited pro forma results are as follows (in thousands):

	For the year ended January 31,
	2013	2012
Revenue	$29,471	$25,666
Net loss	(9,939)	(4,187)
Less: deemed dividends on Series A Preferred Shares	(450)	(719)
Net loss attributable to common shareholders	$(10,389)	$(4,906)
Loss per share:
Basic	$(0.88)	$(0.48)
Diluted	$(0.88)	$(0.48)

NOTE D — DERIVATIVE LIABILITIES

As discussed further in Note O - Private Placement Investment, in conjunction with the private placement investment, the Company issued common stock warrants exercisable for up to 1,200,000 of common stock at an exercise price of $3.99 per share. The warrants were initially classified in stockholders' equity as additional paid in capital at the allocated amount, net of allocated transaction costs, of approximately $1,425,000. Effective October 31, 2012, upon shareholder approval of anti-dilution provisions that reset the warrants' exercise price if a dilutive issuance occurs, the warrants were reclassified as non-current derivative liabilities. The fair value of the warrants was approximately $4,139,000 at October 31, 2012, with the difference between the fair value and carrying value recorded to additional paid in capital. Effective as of the reclassification as derivative liabilities, the warrants are re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period as a credit or charge to miscellaneous income (expense). The fair value of the warrants at January 31, 2013 was approximately $3,649,000, with the decrease in fair value since October 31, 2012 of approximately $489,000 recognized as miscellaneous income in the consolidated statements of operations. The estimated fair value of the warrant liabilities as of January 31, 2013 was computed using Monte-Carlo simulations based on the following assumptions: annual volatility of 70%; risk-free rate of 0.9%, dividend yield of 0.0% and expected life of approximately five years. The model also included assumptions to account for anti-dilutive provisions within the warrant agreement.

NOTE E — LEASES
The Company rents office and data center space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2018. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years and thereafter are as follows:

	Facilities	Equipment	Fiscal Year Totals
2013	$906,000	$116,000	$1,022,000
2014	750,000	158,000	908,000
2015	322,000	52,000	374,000
2016	162,000	2,000	164,000
2017	167,000	1,000	168,000
Thereafter	85,000	—	85,000
Total	$2,392,000	$329,000	$2,721,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent and leasing expense for facilities and equipment was approximately $965,000 and $506,000 for fiscal years 2012 and 2011, respectively.

NOTE F — DEBT
Term Loan and Line of Credit
On December 7, 2011, in conjunction with the Interpoint acquisition, the Company entered into a subordinated credit agreement with Fifth Third Bank in which the bank provided the Company with a $4,120,000 term loan, maturing on December 7, 2013, and a revolving line of credit, maturing on October 1, 2013.

The proceeds from the term loan were used to finance the cash portion of the Interpoint acquisition purchase price, as well as pay down the outstanding balance of the Company's existing revolving line of credit with Fifth Third Bank. The term loan and revolving line of credit were secured by substantially all of the assets of the Company and its subsidiaries. Borrowing under the term loan bore interest at a rate of 12% and borrowing on the line of credit bore interest at a floating rate based on LIBOR plus an applicable margin, and was payable monthly. The interest rate on the line of credit at January 31, 2012 approximated 3.25%. The Company paid a commitment fee in connection with the term loan of $120,000, which was included in deferred financing costs. The term loan contained a provision for a success fee payable on the maturity date of the loan. The Company had no outstanding borrowings under the line of credit as of January 31, 2012.

The significant covenants as set forth in the term loan and line of credit were as follows: (i) maintain adjusted EBITDA as of the end of any fiscal quarter greater than $3,500,000, on a trailing four fiscal quarter basis beginning January 31, 2012; (ii) maintain a fixed charge coverage ratio for the fiscal quarter ending January 31, 2012 and each April 30, July 31, October 31, and January 31 of less than 1.50:1 calculated quarterly for the period from October 31, 2011 to the date of measurement for the quarters ending January 31, 2012, April 30, 2012 and July 31, 2012 and on a trailing four quarter basis thereafter. (iii) on a consolidated basis, maintain ratio of funded debt to adjusted EBITDA as of the end of any fiscal quarter greater than 1.75:1, calculated quarterly on a trailing four fiscal quarter basis beginning January 31, 2012. The Company was in compliance with all loan covenants at January 31, 2012.

In conjunction with the Meta acquisition, on August 16, 2012, the Company amended the subordinated term loan and line of credit agreements with Fifth Third Bank, whereby Fifth Third Bank provided the Company with a $5,000,000 revolving line of credit, a $5,000,000 senior term loan and a $9,000,000 subordinated term loan, a portion of which was used to refinance the previously outstanding $4,120,000 subordinated term loan. Additionally, as part of the refinancing in August 2012, the Company mutually agreed to settle the success fee included in the previous subordinated term loan for $700,000. The difference between the success fee accrued $233,000 through the date of the amendment and the amount paid was recorded to deferred financing costs and is being amortized over the term of the amended loan. The Company paid a commitment fee in connection with the senior term loan of $75,000, which is included in deferred financing costs.

The Company will be required to pay a success fee in accordance with the amended subordinated term loan, which is recorded in interest expense as accrued over the term of the loan. The success fee is due on the date the entire principal balance of the loan becomes due. The success fee is accrued in accordance with the terms of the loan in an amount necessary to provide the lender a 17% internal rate of return through the date the success fee becomes due.

These new term loans and revolving line of credit mature on August 16, 2014. The loans are secured by substantially all of the Company's assets. The senior term loan principal balance is payable in monthly installments of approximately $104,000 starting in November 2012, and continuing through the maturity date, with the full remaining unpaid principal balance due at maturity. The entire unpaid principal balance of the subordinated term loan is due at maturity. Borrowings under the senior term loan bear interest at a rate of LIBOR (0.21% at January 31, 2013) plus 5.50%, and borrowings under the subordinated term loan bear interest at 10% from August 16, 2012 and thereafter. Accrued and unpaid interest on the senior and subordinated term loans is due monthly through maturity. Borrowings under the revolving loan bear interest at a rate equal to LIBOR plus 3.00%. A commitment fee of 0.40% will be incurred on the unused revolving line of credit balance, and is payable quarterly. At January 31, 2013, the Company had no outstanding borrowings under the line of credit, and had accrued approximately $2,000 in unused balance commitment fees. The proceeds of these loans were used to finance the cash portion of the acquisition purchase price and to cover any additional operating costs as a result of the Meta acquisition.

The Company evaluated the subordinated term loan for modification accounting, as it represents a single debtor-creditor relationship. The previously outstanding term loan bore interest at a rate of 12%, and was to mature on December 7, 2013. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended subordinated term loan bears interest at a rate of 10%. FASB ASC 470-50-40 establishes criteria for evaluating the accounting for a debt restructuring as either a modification or extinguishment. The Company performed the gross method in assessing the 10% test, ascribed by ASC 470-50-40, relative to change in present value of cash flows. The gross method provides for a straightforward comparison of the old and new cash flows. As the changes occurred within a single debtor-creditor relationship and the present value of cash flows under the terms of the new debt instrument was less than 10% different from the present value of cash flows under the terms of the original instrument, the Company is accounting for the debt restructuring as a debt modification. As such, fees paid to or received from the creditor were capitalized and are being amortized to interest expense over the remaining term of the restructured debt using the effective interest method.

The Company also evaluated the revolving line of credit as part of a debt restructuring for modification accounting. Under ASC 470-50-40 borrowing capacity is analyzed when a debtor amends its line of credit with the same creditor by (1) calculating the borrowing capacity of the old arrangement by multiplying the remaining term by the maximum available credit of the line of credit; and (2) calculating the borrowing capacity of the new arrangement by multiplying the term by the maximum available credit of the new line of credit. If the borrowing capacity of the new line of credit is greater than or equal to that of the old line of credit, then the debtor should defer and amortize over the life of the new line of credit, any debt issue costs (fees paid to third parties) and unamortized discount or premium (fees paid to/received from the creditor) associated with the old arrangement in addition to the debt issue cost and discount or premium associated with the new arrangement. The Company determined the borrowing capacity of the new arrangement (change in borrowing capacity divided by original borrowing capacity) was greater than that of the borrowing capacity under the old arrangement. As such, fees paid to third parties under the previous and new arrangements are recorded as deferred financing costs and amortized over the term of the new line of credit.
The significant covenants as set forth in the term loans and line of credit are as follows: (i) maintain adjusted EBITDA as of the end of any fiscal quarter greater than $5,000,000, (after consideration of certain acquisition and transaction costs) on a trailing four fiscal quarter basis beginning October 31, 2012; (ii) maintain a fixed charge coverage ratio for the fiscal quarter ending January 31, 2013 and each April 30, July 31, October 31, and January 31 of not less than 1.50:1 calculated quarterly for the period from October 31, 2012 to the date of measurement for the quarters ending January 31, 2013 April 30, 2013 and July 31, 2013 and on a trailing four quarter basis thereafter; (iii) on a consolidated basis, maintain ratio of funded debt to adjusted EBITDA as of the end of any fiscal quarter less than 3:1, calculated quarterly on a trailing four fiscal quarter basis beginning October 31, 2012. The Company was in compliance with all loan covenants at January 31, 2013.
Outstanding principal balances on long-term debt consisted of the following at:

	Balance at January 31, 2013	Balance at January 31, 2012
Senior term loan	$4,688,000	$—
Subordinated term loan	9,000,000	4,120,000
Line of credit	—	—
Total	$13,688,000	$4,120,000
Less: Current portion	1,250,000	—
Non-current portion of long-term debt	$12,438,000	$4,120,000

Future principal repayments of long-term debt consisted of the following at January 31, 2013

	Payments Due by Period
	2013	2014
Senior term loan	$1,250,000	$3,438,000
Subordinated term loan	—	9,000,000
Line of credit	—	—
Total principal repayments	$1,250,000	$12,438,000
Convertible Note, Interpoint
On December 7, 2011, as part of the purchase of the assets of Interpoint, the Company issued a convertible promissory note for $3,000,000. The note accrued interest at a per annum rate of 8% from the date of the note until the the note was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

converted. All outstanding accrued interest was capitalized as additional principal through the conversion of the note. Under the terms of the note, the principal balance was to be paid in three equal installments on December 1, 2014, December 1, 2015 and December 1, 2016, respectively.
Under the conversion provisions in the note, Interpoint had the right, but not the obligation to exercise the conversion provision at any time after December 31, 2012 upon written notice to the Company. The conversion provision allowed for Interpoint to convert the outstanding principal balance and accrued interest into shares of the Company’s common stock at a conversion price of $2.00 per share. The conversion option for this note only allowed for settlement in stock.The conversion price of $2.00 per the agreement was greater than the market price of $1.65 on the date of the agreement, therefore it was determined the financial instrument did not have a beneficial conversion feature.

On June 15, 2012, Interpoint and the Company modified the conversion feature of the note to allow for early conversion of the balance of principal and interest on the note outstanding, net of working capital adjustments and related accrued interest owed to the Company, for 1,529,729 shares of common stock at $2.00 per share.  The modification resulted in a change in fair value of the conversion option of $57,000 which is reflected as a loss in the consolidated statements of operations for the year ended January 31, 2013.
Contingent Earn-Out Provision
As part of the asset purchase, Interpoint is entitled to receive additional consideration contingent upon certain financial performance measurements during a one year earn-out period commencing June 30, 2012 and ending on June 30, 2013. The earn-out consideration is calculated as twice the recurring revenue for the earn-out period recognized by the acquired Interpoint operations from specific contracts defined in the asset purchase agreement, plus one times Interpoint revenue derived from the Company's customers, less $3,500,000. The earn-out consideration, if any, will be paid no later than July 31, 2013 in cash or through the issuance of a note with terms identical to the terms of the Convertible Note, except with respect to issue date, conversion date and prepayment date. The earn-out note restricts conversion or prepayment at any time prior to the one year anniversary of the issue date.
As of January 31, 2013, the Company estimates the payment obligation in connection with the earn-out will be $1,320,000, an increase of approximately $87,000, which was recorded as additional expense in fiscal 2012. As of January 31, 2012, the Company estimated the payment obligation to be $1,233,000. No change in value of the estimated earn-out was recorded in fiscal 2011.
Convertible subordinated notes payable, private placement investment
On August 16, 2012, in connection with the 12,000,000 private placement investment (“private placement investment”) with affiliated funds and accounts of Great Point Partners, LLC, and Noro-Moseley Partners VI, L.P., and another investor. The Company issued convertible subordinated notes payable in the aggregate principal amount of $5,699,577, which upon shareholder approval, convert into up to 1,583,220 shares of Series A Preferred Stock. The allocation of the proceeds to the subordinated convertible notes resulted in a debt discount of approximately $1,934,000, which will be amortized over the period from issue date to maturity date using the effective interest rate method. The Company has recorded approximately $112,000 of debt discount amortization in fiscal 2012. On November 1, 2012, upon shareholder approval, the convertible subordinated notes were converted into shares of Series A Preferred Stock. The convertible subordinated notes had an aggregate principal amount of $5,699,577 and converted into an aggregate of 1,583,210 shares of Preferred Stock. The Company incurred a loss upon conversion of $5,913,000 on November 1, 2012. For further detail on this transaction see also Note O - Private Placement Investment.

NOTE G — GOODWILL AND INTANGIBLES
The goodwill activity is summarized as follows:

(in thousands)	Goodwill
Balance February 1, 2011	$—
Goodwill acquired during the year	4,061
Balance January 31, 2012	4,061
Goodwill acquired during the year	8,073
Balance January 31, 2013	$12,133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and intangibles consist of the following:

(in thousands)	January 31, 2013
	Estimated Useful Life	Gross Assets	Accumulated Amortization	Net Assets
Indefinite-lived assets:
Goodwill	N/A	$12,133	—	$12,133
Trade names	N/A	1,588	—	$1,588
Definite-lived assets:
Client relationships	10 years	$4,879	271	$4,608
Covenants not to compete	5.5 years	727	172	555
Supplier agreements	5 years	1,582	145	$1,437
Total		$20,909	588	$20,321

(in thousands)	January 31, 2012
	Estimated Useful Life	Gross Assets	Accumulated Amortization	Net Assets
Indefinite-lived assets:
Goodwill	N/A	$4,061	—	$4,061
Trade names	N/A	—	—	$—
Definite-lived assets:
Client relationships	10 years	$413	—	$413
Covenants not to compete	6 months	7	2	5
Total		$4,481	2	$4,479

Amortization over the next five fiscal years for intangible assets is estimated as follows:

(in thousands)	Annual Amortization Expense
2013	$1,259
2014	974
2015	949
2016	902
2017	692
Thereafter	1,824
Total	$6,600

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H — INCOME TAXES
Income taxes consist of the following:

	Fiscal Year
	2012	2011
Current tax expense:
Federal	$(9,391)	$(4,315)
State	(37,594)	(20,000)
	(46,985)	(24,315)
Deferred tax benefit (expense):
Federal	2,642,580	—
State	292,942	—
	2,935,522	—
Current and deferred income tax benefit (expense)	$2,888,537	$(24,315)

The income tax benefit (expense) for income taxes differs from the amount computed using the federal statutory income tax rate as follows:

	Fiscal Year
	2012	2011
Federal tax benefit (expense) at statutory rate	$2,810,870	$(12,574)
State and local taxes, net of federal benefit (expense)	255,348	(20,000)
Change in valuation allowance	2,000,295	194,602
Permanent items:
Loss from conversion of notes payable	(1,937,411)	—
Transaction costs	(339,320)	—
Change in fair value of warrants liability	166,408	—
Other	(45,540)	(22,389)
Deferred tax provision true-ups	—	(159,651)
Reserve for uncertain tax position	—	—
Alternative minimum tax expense	—	(2,721)
Other	(22,113)	(1,582)
Income tax benefit (expense)	$2,888,537	$(24,315)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences and credits are as follows:

	Fiscal Year
	2012	2011
Net Current Deferred Tax Assets:
Net operating loss carryforwards	$—	$167,000
Allowance for doubtful accounts	49,130	35,600
Deferred revenue	87,338	—
Accruals	209,428	88,513
Other	110,383	18,977
Other accruals	(4,083)	(2,890)
Valuation allowance	(487,815)	(140,200)
Current deferred tax (liabilities) assets	(35,619)	167,000
Net Noncurrent Deferred Tax Assets:
Net operating loss carryforwards	9,857,529	9,872,202
Stock compensation expense	715,818	398,643
Property and equipment	184,605	135,240
AMT credit	97,200	—
Definite-lived intangible assets	(3,456,605)	—
Trade name	(565,328)	—
Goodwill	(15,753)	—
Valuation allowance	(7,347,175)	(9,695,085)
Net noncurrent deferred tax (liabilities) assets	$(529,709)	$711,000
Net deferred tax (liabilities) assets	$(565,328)	$878,000

At January 31, 2013, the Company had U.S. federal net operating loss carry forwards of approximately $28,000,000 which expire at various dates through 2032. The Company also has an Alternative Minimum Tax net operating loss carry forward of approximately $27,875,000, which has an unlimited carry forward period. Approximately $10,037,000 of net operating losses will expire in fiscal 2013.

The Company recorded approximately $4,602,000 of additional deferred tax liabilities related to the Meta acquisition in fiscal 2012. These additional deferred tax liabilities create a new source of taxable income, thereby requiring the Company to release a portion of its deferred tax asset valuation allowance with a related reduction in income tax expense of approximately $3,000,000. As of January 31, 2013, the Company has a valuation allowance of approximately $7,800,000 on its total net deferred tax assets with the exception of the deferred tax liability created from trade name. The trade name-related deferred tax liability resulted in a “naked tax credit” liability of approximately $565,000 due to its indefinite life and because it cannot be used as a source of taxable income.
Due to the reporting requirements of ASC 718, $727,321, tax effected $262,951 of the net operating loss carryforward is not recorded on the Company’s balance sheet because the loss was created by the tax benefits of stock option exercises, which cannot be recognized for book purposes until the benefit has been realized by actually reducing taxes payable. When recognized the tax benefit of these losses will be accounted for as a credit to additional paid in capital rather than a reduction of the income tax provision.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through January 31, 2009. All material state and local income tax matters have been concluded for years through January 31, 2004.

The Company has recorded a reserve, including interest and penalties, for uncertain tax positions of $152,000 and zero as of January 31, 2013 and January 31, 2012, respectively . In fiscal 2012 a reserve was recorded in purchase accounting as part of the Meta acquisition on August 16, 2012. The Company does not anticipate further adjustments to its reserve for uncertain tax positions that will result in a material change to its financial position during the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I — MAJOR CLIENTS
During fiscal year 2011, two clients, exclusive of remarketing partners, accounted for 8% and 6%, respectively, of total revenues. One client represented 24% of total accounts receivable as of January 31, 2012.
During fiscal year 2012, two clients, exclusive of remarketing partners, accounted for 7% and 5%, respectively, of total revenues. Two clients represented 16% and 11%, respectively, of total accounts receivable as of January 31, 2013.
The Company recognizes a significant amount of revenue from a remarketing agreement with GE Healthcare. GE Healthcare (including GE Healthcare clients who have now entered into direct contracts with the Company) accounted for 25% and 35% of revenues in fiscal 2012 and 2011, respectively. At January 31, 2013 and 2012, approximately 1% and 16%, respectively, of the Company’s accounts receivable were due from GE Healthcare.

NOTE J — EMPLOYEE RETIREMENT PLAN
The Company has established a 401(k) retirement plan that covers all associates. Company contributions to the plan may be made at the discretion of the board of directors. The Company matches 100% up to the first 4% of compensation deferred by each associate in the 401(k) plan. The total compensation expense for this matching contribution was $289,000 and $249,000 in fiscal 2012 and 2011, respectively

NOTE K — EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan under which associates may purchase up to 500,000 shares of common stock. Under the plan, eligible associates may elect to contribute, through payroll deductions, up to 10% of their base pay to a trust during any plan year, July 1 through June 30, of the following year. At June 30 of each year, the plan issues for the benefit of the employees shares of common stock at the lesser of (a) 85% of the fair market value of the common stock on July 1, of the prior year, or (b) 85% of the fair market value of the common stock on June 30, of the current year. At January 31, 2013, 143,258 shares remain that can be purchased under the plan.
The Company recognized compensation expense of approximately $32,000 and $18,000 for fiscal years 2012 and 2011, respectively under this plan.
During fiscal 2012, 44,743 shares were purchased at the price of $1.70 per share; during fiscal 2011, 29,452 shares were purchased at the price of $1.15 per share. The cash received for shares purchased from the plan was approximately $76,000 and $34,000 in fiscal 2012 and 2011, respectively.
The purchase price at June 30, 2013, will be 85% of the lower of (a) the closing price on July 2, 2012 ($3.73) or (b) of the closing price on June 30, 2013.

NOTE L — STOCK BASED COMPENSATION
Stock Option Plans
The Company’s 1996 Employee Stock Option Plan authorized the grant of options to associates for the Company’s common stock. The options granted have terms of ten years or less and generally vest and become fully exercisable ratably over three years of continuous employment from the date of grant. At January 31, 2013 and 2012, options to purchase 5,000 and 7,500 shares, respectively, of the Company’s common stock have been granted and are outstanding under the plan. No more options can be granted under this plan.
The Company’s 1996 Non-Employee Directors Stock Option Plan authorized the grant of options for shares of the Company’s common stock. The options granted have terms of ten years or less, and vest and become fully exercisable ratably over three years of continuous service as a director from the date of grant. At January 31, 2013 and 2012, there are no outstanding options to purchase shares of the Company’s common stock under the plan. No more options can be granted under this plan.
The Company’s 2005 Incentive Compensation Plan which authorizes the Company to issue up to 2,500,000 equity awards (stock options, stock appreciation rights or “SAR’s”, and restricted stock) to directors and associates of the Company. The options granted have terms of ten years or less, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant. At January 31, 2013, options to purchase 1,556,910 shares of the Company’s common stock have been granted and are outstanding under the plan. There are no SAR’s outstanding under the plan. Please see "Restricted Stock" section for more information on restricted shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2011 and 2012, executive inducement grants were approved by the board pursuant to NASDAQ Marketplace Rule 5635(c)(4). The terms of the grant are nearly as practicable identical to the terms and conditions of the Company’s 2005 Incentive Compensation Plan. For the year ended January 31, 2012, 25,000 shares of restricted stock were granted; 515,000 stock options were issued and 200,000 options expired. At January 31, 2012 there were 715,000 options outstanding. For the year ended January 31, 2013, 675,000 stock options were issued, 177,783 options expired, and 88,889 were exercised. At January 31, 2013 there were 1,123,328 options outstanding. Please see “Restricted Stock” section for information on the restricted shares.
A summary of stock option activity is summarized as follows:

	Fiscal Year
	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding — beginning of year	1,920,550	$2.22	942,064	$2.42
Granted	1,295,000	3.96	1,388,500	1.57
Exercised	(105,021)	1.97	(32,598)	1.80
Expired	(425,292)	2.07	(377,416)	1.94
Forfeited	—	—	—	—
Outstanding — end of year	2,685,237	$3.02	1,920,550	$2.22
Exercisable — end of year	976,044	$2.29	553,945	$2.53
Aggregate intrinsic value of outstanding options at year end	$13,950,962		$3,168,909
Aggregate intrinsic value of exercisable options at year end	$5,137,017		$914,009
Weighted average grant date fair value of options granted during year	$2.02		$0.88
Total intrinsic value of options exercised during the year	$570,264		$53,788

The 2012 and 2011 stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for each fiscal year:

	2012	2011
Expected life	5 years	5 years
Risk-free interest rate	0.35%	0.39%
Weighted average volatility factor	0.57	0.72
Dividend yield	—	—
Forfeiture rate	—	—

	Number of Options	Average Exercise Price		Remaining Life in Years
January 31, 2012
Outstanding	1,920,550	$2.22		8.00
Exercisable	553,945	$2.53		6.70
January 31, 2013
Outstanding	2,685,237	$2.96	(1)	8.30
Exercisable	976,044	$2.27	(2)	6.60
_______________

(1)
The exercise prices range from $1.46 to $6.03, of which 1,452,237 shares are between $1.46 and $2.00 per share, 420,000 shares are between $2.08 and $4.00 per share, and 813,000 shares are between $4.08 and $6.03 per share.

(2)
The exercise prices range from $1.46 to $6.03, of which 716,879 shares are between $1.46 and $2.00 per share, 184,165 shares are between $2.08 and $4.00 per share, and 75,000 shares are between $4.08 and $6.03 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 31, 2013, there was approximately $2,777,000 of compensation cost that has not yet been recognized related to non-vested stock-option awards. That cost is expected to be recognized over a remaining weighted average period of three years. The expense associated with stock option awards was approximately $664,000 and $393,000, for fiscal 2012 and 2011, respectively. Cash received from exercise of options and the employee stock purchase plan was approximately $283,000 and $93,000, respectively, in fiscal 2012 and 2011.
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

	Non-vested Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2011	223,090	$1.25
Granted	270,304	1.69
Vested	(366,937)	1.79
Forfeited/expired	—	—
Non-vested balance at January 31, 2012	126,457	$1.68
Granted	137,325	2.01
Vested	(126,457)	1.79
Forfeited/expired	—	—
Non-vested balance at January 31, 2013	137,325	$2.01

At January 31, 2013, there was approximately $91,000 of compensation cost that has not yet been recognized related to restricted stock awards. That cost is expected to be recognized over a remaining period of one year or less.
The expense associated with restricted stock awards was approximately $260,000 and $483,000 for fiscal 2012 and 2011, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M — COMMITTMENTS AND CONTINGENCIES
Software as a Service
The Company enters into long-term agreements to provide document imaging/management and workflow services to its healthcare clients as software as a service from a central data center. The Company guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. There were no contingencies of this nature as of January 31, 2013.
Employment Agreements
The Company has entered into employment agreements with its officers and associates that generally provide annual salary, a minimum bonus, discretionary bonus, stock incentive provisions, fringe benefits, and severance arrangements.
Reserved Common Stock
As of January 31, 2013, the Company has reserved 3,069,024 shares of common stock authorized for issuance in connection with various equity award plans and the Employee Stock Purchase Plan. The Company has also reserved 3,999,995 common shares for issuance upon conversion of preferred shares into common stock, as well as 1,400,000 common shares for issuance upon exercise of outstanding warrants.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following sets forth selected unaudited quarterly financial information for fiscal years 2012 and 2011. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial information have been included.

Fiscal 2012 (In thousands, except per share data):	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2012
Revenues	$5,445	$5,049	$6,534	$6,739	$23,767
Gross profit	2,799	2,691	3,491	3,193	12,174
Operating profit (loss)	673	(24)	(302)	(1,181)	(835)
Net earnings (loss) (d)	491	(463)	2,400	(7,807)	(5,379)
Less: deemed dividends on Series A Preferred Shares	—	—	(139)	(37)	(176)
Net earnings (loss) attributable to common shareholders	491	(463)	2,261	(7,844)	(5,555)
Basic net (loss) earnings per share (a)	0.05	(0.04)	0.18	(0.63)	(0.48)
Diluted net (loss) earnings per share (a)	0.05	(0.04)	0.15	(0.63)	(0.48)
Basic weighted average shares outstanding	10,307	11,316	12,393	12,493	11,635
Stock Price (b)
High	$1.88	$4.59	$6.60	$6.00	$6.60
Low	$1.61	$1.70	$3.50	$4.75	$1.61
Quarter and year-end close	$1.79	$4.34	$5.72	$5.43	$5.43
Cash dividends declared (c)	$—	$—	$—	$—	$—
Fiscal 2011 (In thousands, except per share data):	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2011
Revenues	$4,140	$4,146	$4,312	$4,518	$17,116
Gross profit	1,829	1,944	2,163	2,296	8,232
Operating profit (loss)	(253)	20	364	116	246
Net earnings (loss)	(281)	(7)	296	5	13
Basic net (loss) earnings per share (a)	(0.03)	(0.00)	0.03	0.00	0.00
Diluted net (loss) earnings per share (a)	(0.03)	(0.00)	0.03	0.00	0.00
Basic weighted average shares outstanding	9,650	9,817	9,944	9,645	9,888
Stock Price (b)
High	$2.05	$2.19	$2.06	$1.86	$2.19
Low	$1.44	$1.60	$1.43	$1.35	$1.35
Quarter and year-end close	$1.84	$1.99	$1.50	$1.65	$1.65
Cash dividends declared (c)	$—	$—	$—	$—	$—
_______________

(a)	Quarterly amounts may not be additive

(b)	Based on data available through The NASDAQ Stock Market, Inc.

(c)	The Company has not paid a dividend on its common stock since its inception and does not intend to pay any cash dividends in the foreseeable future

(d)
The fourth quarter of 2012 includes a loss of $5,913,000 incurred upon conversion of the private placement convertible subordinated notes (Note O), as well as a $565,000 naked tax credit related to intangible assets recorded as part of the Meta acquisition (Note H)

NOTE O – PRIVATE PLACEMENT INVESTMENT
On August 16, 2012, the Company completed a $12,000,000 private placement investment (“private placement investment”) with affiliated funds and accounts of Great Point Partners, LLC, and Noro-Moseley Partners VI, L.P., and another

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investor. The investment consisted of the following instruments: issuance of 2,416,785 shares of a new Series A 0% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) at $3.00 per share, common stock warrants (“warrants”) exercisable for up to 1,200,000 shares of the Company's common stock at an exercise price of $3.99 per share, and convertible subordinated notes payable in the aggregate principal amount of $5,699,577, which upon shareholder approval, convert into up to 1,583,210 shares of Series A Preferred Stock. The proceeds were allocated among the instruments based on their relative fair values as follows:

	Fair Value at August 16, 2012	Proceeds Allocation at August 16, 2012
Instruments:
Series A Preferred Stock (1)	$9,907,820	$6,546,146
Convertible subordinated notes payable (2)	5,699,577	3,765,738
Warrants (3)	2,555,022	1,688,116
Total investment	$18,162,419	$12,000,000

(1)
The Series A Preferred Stock convert on a 1:1 basis into common stock, but differ in value from common stock due to the downside protection relative to common stock in the event the Company liquidates, and the downside protection, if, after four years, the holder has not converted and the stock is below $3.00. The fair value of Series A Preferred Stock was determined using a Monte-Carlo simulation following a Geometric Brownian Motion, using the following assumptions: annual volatility of 75%, risk-free rate of 0.9% and dividend yield of 0.0%. The model also utilized the following assumptions to account for the conditions within the agreement: after four years, if the simulated common stock price fell below a price of $3.00 per share, the convertible preferred stock would automatically convert to common stock on a 1:1 basis moving forward at a price of exactly $3.00 per share and a forced conversion if the simulated stock price exceeded $8.00 per share.

(2)
The fair value of convertible subordinated notes payable was determined based on its current yield as compared to that of those currently outstanding in the marketplace. Management reviewed the convertible note agreement and determined that the note's interest rate is a reasonable representative of a market rate; therefore the face or principal amount of the loan is a reasonable estimate of its fair value.

(3)
The fair value of the common stock warrants was determined using a Monte-Carlo simulation following a Geometric Brownian motion, using the following assumptions: annual volatility of 75%, risk-free rate of 0.9%, dividend yield of 0.0% and expected life of 5 years. Because the dilutive down-round financing was subject to approval by shareholder vote which had not happened at the time of the valuation, the model utilized the assumption that the down-round financing would not occur within the simulation.

The Company incurred legal, placement and other adviser fees of approximately $1,894,000, including $754,000 in costs for warrants issued to placement agents. The total transaction costs were allocated among the instruments of the private placement investment based on their relative fair values as follows: approximately $611,000 to subordinated convertible notes as deferred financing costs, approximately $1,020,000 to Series A Preferred Stock as discount on Series A Preferred Stock and approximately $263,000 to warrants as a charge to additional paid in capital.
Series A Convertible Preferred Stock
In connection with the private placement investment, the Company issued 2,416,785 shares of Series A Preferred Stock at $3.00 per share. Each share of the Series A Preferred Stock is convertible into one share of the Company's common stock. The price per share of Series A Preferred Stock and the conversion price for the common stock was less than the “market value” of the common stock of $3.82 (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series A Preferred Stock does not pay a dividend, however the holders are entitled to receive dividends on shares of Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Series A Preferred Stock have voting rights on a modified as-if-converted-to-common-stock-basis. The Series A Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Series A Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the ten day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the sixty day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the proceeds and transaction costs based on relative fair values of the instruments resulted in recognition of a discount on the Series A Preferred Stock of approximately $4,410,000, including discount from beneficial conversion feature of approximately $2,686,000, which will be amortized from the date of issuance to the earliest redemption date. For the year ended January 31, 2013, the Company recognized approximately $176,048 of amortization of the discount on Series A Preferred Stock as deemed dividends charged to additional paid in capital, computed under the effective interest rate method. The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series A Preferred Stock and the fair market value of the common stock into which the Series A Preferred Stock are convertible at the commitment date.

On November 1, 2012, upon shareholder approval, the convertible subordinated notes were converted into shares of Series A Convertible Preferred Stock. The convertible subordinated notes had an aggregate principal amount of $5,699,577 and converted into an aggregate of 1,583,210 shares of Preferred Stock. The Company recorded a loss upon conversion of approximately $5,913,000 which represented the difference between the aggregate fair value of the Preferred Stock issued of approximately $9,183,000, based on a $5.80 fair value per share, and the total of carrying value of the notes and unamortized deferred financing cost of approximately $3,300,000. The shares of Series A Preferred Stock issued for the conversion of notes payable are recorded at their aggregate redemption value of approximately $4,750,000 with the difference between the fair value and redemption value of approximately $4,433,000 recorded as additional paid in capital. The fair value of the Preferred Stock was determined using a Monte-Carlo simulation based on the following assumptions: annual volatility of 75%, risk-free rate of 0.8%, and dividend yield of 0.0%. The model also utilized the following assumptions to account for the conditions within the agreement: after four years, if the simulated common stock price fell below a price of $3.00 per share, the convertible preferred stock would automatically convert to common stock on a 1:1 basis moving forward at a price of exactly $3.00 per share and a forced conversion if the simulated stock price exceeded $8.00 per share.
The following table sets forth the activity of the Series A Preferred Stock, classified as temporary equity, during the periods presented:

	Number of Shares	Series A Preferred Stock
Series A Preferred Stock, February 1, 2012	—	$—
Issuance from private placement, at redemption value	2,416,785	7,250,355
Discount related to warrants (1)	—	(704,209)
Discount related to beneficial conversion feature	—	(2,685,973)
Discount related to issuance cost	—	(1,020,135)
Issuance of shares at redemption value for conversion of notes payable	1,583,210	4,749,630
Accretion of Preferred Stock discount	—	176,048
Series A Preferred Stock, January 31, 2013	3,999,995	$7,765,716

(1) The discount related to warrants represents the difference between the redemption value of the Series A Preferred Stock, issued in conjunction with the private placement, and its allocated proceeds.
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
Common Stock Warrants
In conjunction with the private placement investment, the Company issued common stock warrants exercisable for up to 1,200,000 of the Company's common stock at an exercise price of $3.99 per share. The warrants can be exercised in whole or in part during the period beginning on February 17, 2013 until 5 years years from such initial exercise date. The warrants also include a cashless exercise option which allows the holder to receive a number of shares of common stock based on an agreed upon formula in exchange for the warrant rather than paying cash to exercise.The proceeds, net of transaction costs, allocated to the warrants of approximately $1,425,000 were classified as equity on August 16, 2012, the date of issuance.
Effective October 31, 2012, upon shareholder approval of anti-dilution provisions that reset the warrants’ exercise price if a dilutive issuance occurs, the warrants were reclassified as derivative liabilities. The provisions require the exercise price to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reset to the lower price at which the dilutive issuance is consummated, if the dilutive issuance occurs prior to the second anniversary of the warrants’ issuance. If a dilutive issuance occurs after the second anniversary of the warrants’ issuance, then the exercise price will be reset in accordance with a weighted average formula that provides for a partial reset, based on the number of shares raised in the dilutive issuance relative to the number of common stock equivalents outstanding at the time of the dilutive issuance. The change in fair value of the warrants was accounted for as an adjustment to stockholders’ equity for the period between the date of the contract’s last classification as equity to the date of reclassification to liability. The fair value of the warrants was approximately $4,139,000 at October 31, 2012. These warrants are accounted for as derivative liabilities effective October 31, 2012, and as such, are re-valued at each reporting date, which changes in fair value recognized in earnings each reporting period as a charge or credit to other expenses. The fair value of the warrants was approximately $3,649,000 at January 31, 2013.
On October 19, 2012 the Company also issued 200,000 warrants to its placement agents as a portion of the fees for services rendered in the private placement investment. The warrants have an initial exercise date of May 1, 2013 and are exercisable for a five year term thereafter at a stated exercise price of $4.06 per share and could be exercised in whole or in part at any time. The warrants also included a cashless exercise option which allowed the holder to receive a number of shares of common stock based on an agreed upon formula in exchange for the warrants rather than paying cash to exercise. The warrants have no reset provisions. The warrants had a grant date fair value of $754,000, and are classified as equity on the balance sheet. The estimated fair value of the warrants was determined by using Monte-Carlo simulations based on the following assumptions: annual volatility of 75%; risk-free rate of $0.9%, dividend yield of 0.0% and expected life of five years. The following table sets forth the warrants issued and outstanding as of January 31, 2013:

	Number of shares issuable	Weighted Average Exercise Price
Warrants - private placement	1,200,000	$3.99
Warrants - placement agent	200,000	4.06
Total	1,400,000	$4.00
No warrants were exercised or canceled during the year ended January 31, 2013.
Convertible Subordinated Notes
Please see Note F - Debt

Schedule II
Valuation and Qualifying Accounts and Reserves
Streamline Health Solutions, Inc.
For the two years ended January 31, 2013

		Additions
Description	Balance at Beginning of Period	Charged to costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
Year ended January 31, 2013:
Allowance for doubtful accounts	$100	$67	$34	$(67)	$134
Year ended January 31, 2012:
Allowance for doubtful accounts	$100	$159	$—	$(159)	$100

ITEM 9A.    Controls And Procedures
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
Strong internal controls are an objective that is reinforced through the Company’s Code of Conduct and Ethics, which sets forth the Company's commitment to conduct business with integrity, and within both the letter and the spirit of the law. The Company’s internal control over financial reporting includes a Control Self-Assessment Program that is conducted annually. Management takes appropriate action to correct any identified control deficiencies. Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, because of changes in conditions, internal control effectiveness may vary over time.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2013, using criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of January 31, 2013, based on these criteria.
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
There have been no changes in the Company’s internal control or in the other controls during the fourth fiscal quarter ended January 31, 2013 that could materially affect, or is reasonably likely to materially affect, internal controls over financial reporting.

PART III

ITEM 10.    Directors, Executive Officers And Corporate Governance
The information required by this Item is incorporated herein by reference from the Company’s proxy statement for the annual meeting of stockholders to be held on May 22, 2013 under the captions “Nominees for Election as Directors,” “Board of Directors Meetings and Committees,” “Executive Officers,” “Code of Conduct and Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.    Executive Compensation
The information required by this Item is incorporated herein by reference from the Company’s proxy statement for the annual meeting of stockholders to be held on May 22, 2013 under the caption ““Executive Compensation” and “Director Compensation in 2011.”

ITEM 12. Securities Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Company’s proxy statement for the annual meeting of stockholders to be held on May 22, 2013 under the caption “Stock Ownership by Certain Beneficial Owners and Management,” and from Part II, Item 5 of this annual report on Form 10-K.

ITEM 13.    Certain Relationships, Related Transactions And Directors Independence
The information required by this Item is incorporated herein by reference to the Company’s proxy statement for the annual meeting of stockholders to be held on May 22, 2013 under the captions “Transactions with Related Persons, Promoters, and Certain Control Persons” and “Board of Directors Meetings and Committees”.

ITEM 14.    Principal Accounting Fees And Services
The information required by this Item is incorporated herein by reference to the Company’s proxy statement for the annual meeting of stockholders to be held on May 22, 2013 under the caption “Audit Committee Report.”

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

DATE: April 26, 2013
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ ROBERT E. WATSON	Chief Executive Officer And Director (Principal Executive Officer)	April 26, 2013
Robert E. Watson
/s/ JONATHAN R. PHILLIPS	Director	April 26, 2013
Jonathan R. Phillips
/s/ EDWARD J. VONDERBRINK	Director	April 26, 2013
Edward J. VonderBrink
/s/ RICHARD C. LEVY	Director	April 26, 2013
Richard C. Levy, M.D.
/s/ ANDREW L. TURNER	Director	April 26, 2013
Andrew L. Turner
/s/ JAY D. MILLER	Director	April 26, 2013
Jay D. Miller
/s/ MICHAEL K. KAPLAN	Director	April 26, 2013
Michael K. Kaplan
/s/ ALLEN S. MOSELEY	Director	April 26, 2013
Allen S. Moseley
/s/ MICHAEL G. VALENTINE	Director	April 26, 2013
Michael G. Valentine
/s/ STEPHEN H. MURDOCK	Chief Financial Officer (Principal Financial and Accounting Officer)	April 26, 2013
Stephen H. Murdock

INDEX TO EXHIBITS
EXHIBITS

Exhibit No.	Description of Exhibit
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

10.2#
Streamline Health Solutions, Inc. 1996 Employee Stock Purchase Plan. (Incorporated herein by reference from the Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

10.3(a)#	2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated herein by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on May 26, 2005.)
10.3(b)#
Amendment No. 1 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc.(Incorporated herein by reference to Annex 1 of Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 13, 2011.)

10.3(c)#
Amendment No. 2 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated herein by reference to Exhibit 4.3 of Registration Statement on Form S-8, as filed with the Commission on November 15, 2012.)

10.4#
Employment Agreement dated April 22, 2013 between Streamline Health Solutions, Inc. and Robert E. Watson, (Incorporated herein by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on April 26, 2013.)

10.5#***	Separation agreement dated January 17, 2013 among Streamline Health Solutions, Inc., Streamline Health, Inc. and Gary M. Winzenread

Exhibit No.	Description of Exhibit
10.6**
Reseller Agreement between IDX Information Systems Corporation and Streamline Health Solutions, Inc. entered into on January 30, 2002. (Incorporated herein by reference from Exhibit 10.11 of the Form 10-K for the fiscal year ended January 31, 2002, as filed with the Commission on April 29, 2002.)

10.7
First Amendment to the Reseller Agreement between IDX Information Systems Corporation and Streamline Health Solutions, Inc. entered into on January 30, 2002 (Incorporated herein by reference from Exhibit 10 of the Form 10-Q for the quarter ended April 30, 2002, as filed with the Commission on June 4, 2002.)

10.8#
Form of Indemnification Agreement for all directors and officers of Streamline Health Solutions, Inc. (Incorporated herein by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on June 7, 2006.)

10.9#***	Separation Agreement among Streamline Health Solutions, Inc., Streamline Health, Inc. and Richard Leach effect August 16, 2012.

10.10#
Employment Agreement among Streamline Health Solutions, Inc., Streamline Health, Inc. and Stephen H. Murdock effective April 22, 2011. (Incorporated herein by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on April 28, 2011.)

10.11#***	Employment Agreement among Streamline Health Solutions, Inc., Streamline Health, Inc. and Richard D. Nellie effective January 15, 2013.
10.12#***	Employment Agreement among Streamline Health Solutions, Inc., Streamline Health, Inc. and Herbert P. Larsen effective December 27, 2012.
10.13#***	Employment Agreement among Streamline Health Solutions, Inc., Streamline Health, Inc. and Matt S. Seefeld effective September 27, 2012.
10.14
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

10.16(a)
Senior Credit Agreement between Streamline Health, Inc. and Fifth Third Bank dated December 7, 2011. (Incorporated herein by reference from Exhibit 10.5 of the Form 8-K, as filed with the Commission on December 8, 2011.)

10.16(b)
Amendment No. 1 to Senior Credit Agreement, dated August 16, 2012, among Streamline Health, Inc., IPP Acquisition, LLC and Fifth Third Bank. (Incorporated herein by reference from Exhibit 10.3 of the Form 8-K, as filed with the Commission on August 21, 2012.)

10.17(a)
Subordinated Credit Agreement between Streamline Health, Inc. and Fifth Third Bank dated December 7, 2011. (Incorporated herein by reference from Exhibit 10.4 of the Form 8-K, as filed with the Commission on December 8, 2011.)

10.17(b)
Amendment No. 1 to Subordinated Credit Agreement, dated August 16, 2012, among Streamline Health, Inc., IPP Acquisition, LLC and Fifth Third Bank. (Incorporated herein by reference from Exhibit 10.2 of the Form 8-K, as filed with the Commission on August 21, 2012.)

10.18
Stock Purchase Agreement, among Streamline Health Solutions, Inc. and certain shareholders of Meta Health Technology, Inc. dated August 16, 2012. (Incorporated herein by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on August 21, 2012.)

10.19
Securities Purchase Agreement, among Streamline Health Solutions, Inc, and each purchaser identified on the signature pages thereto, dated August 16, 2012. (Incorporated herein by reference from Exhibit 10.4 of the Form 8-K, as filed with the Commission on August 21, 2012.)

10.20
Registration Rights Agreement, among Streamline Health Solutions, Inc, and each of the purchasers signatory thereto, dated August 16, 2012. (Incorporated herein by reference from Exhibit 10.7 of the Form 8-K, as filed with the Commission on August 21, 2012.)

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

_______________

**	The Company has applied for Confidential Treatment of portions of this agreement with the Securities and Exchange Commission

***	Included herein

#	Management Contracts and Compensatory Arrangements.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1943, as amended, is 0-281