Form 10-Q
period 2013-04-30
STREAMLINE HEALTH SOLUTIONS INC.
filed 2013-06-14
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of June 14, 2013: 12,964,809

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$4,001,223	$7,500,256
Accounts receivable, net of allowance for doubtful accounts of $134,000 and $134,000, respectively	9,591,294	8,685,017
Contract receivables	558,762	1,481,819
Prepaid hardware and third party software for future delivery	24,448	22,777
Prepaid client maintenance contracts	1,525,261	1,080,330
Other prepaid assets	810,321	997,024
Other current assets	241,105	110,555
Total current assets	16,752,414	19,877,778
Non-current assets:
Property and equipment:
Computer equipment	3,467,545	3,420,452
Computer software	2,200,854	2,196,236
Office furniture, fixtures and equipment	870,079	843,274
Leasehold improvements	697,570	697,570
	7,236,048	7,157,532
Accumulated depreciation and amortization	(6,130,170)	(5,958,727)
Property and equipment, net	1,105,878	1,198,805
Contract receivables, less current portion	104,526	126,626
Capitalized software development costs, net of accumulated amortization of $18,159,290 and $17,464,601, respectively	12,581,974	12,816,486
Intangible assets, net	7,873,643	8,188,131
Deferred financing costs, net	417,816	541,740
Goodwill	12,152,883	12,133,304
Other	438,951	383,708
Total non-current assets	34,675,671	35,388,800
	$51,428,085	$55,266,578

See accompanying notes.

	April 30, 2013	January 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$794,684	$1,495,913
Accrued compensation	1,355,100	2,088,850
Accrued other expenses	1,384,160	1,325,039
Current portion of long-term debt	1,250,000	1,250,000
Deferred revenues	9,211,458	9,810,442
Contingent consideration for earn-out	1,319,559	1,319,559
Current portion of deferred tax liability	35,619	35,619
Total current liabilities	15,350,580	17,325,422
Non-current liabilities:
Term loans	12,125,000	12,437,501
Warrants liability	4,956,000	3,649,349
Lease incentive liability, less current portion	32,015	99,579
Deferred income tax liability, less current portion	529,709	529,709
Total non-current liabilities	17,642,724	16,716,138
Total liabilities	32,993,304	34,041,560
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $11,999,985 redemption value, 4,000,000 shares authorized, 3,999,995 shares issued and outstanding, net of unamortized preferred stock discount of $4,049,980 and $4,234,269, respectively	7,950,005	7,765,716
Stockholders’ equity:
Common stock, $.01 par value per share, 25,000,000 shares authorized; 12,680,615 and 12,643,620 shares issued and outstanding, respectively	126,806	126,436
Convertible redeemable preferred stock, $.01 par value per share, 1,000,000 shares authorized, no shares issued	—	—
Additional paid in capital	48,913,339	49,178,389
Accumulated deficit	(38,555,369)	(35,845,523)
Total stockholders’ equity	10,484,776	13,459,302
	$51,428,085	$55,266,578

See accompanying notes.

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	April 30, 2013	April 30, 2012
Revenues:
Systems sales	$324,646	$353,530
Professional services	919,351	1,122,439
Maintenance and support	3,380,600	2,351,575
Software as a service	1,848,741	1,617,589
Total revenues	6,473,338	5,445,133
Operating expenses:
Cost of systems sales	638,597	686,528
Cost of services	974,462	552,482
Cost of maintenance and support	984,588	725,281
Cost of software as a service	579,080	682,306
Selling, general and administrative	3,580,867	1,669,760
Research and development	1,097,010	456,363
Total operating expenses	7,854,604	4,772,720
Operating income (loss)	(1,381,266)	672,413
Other income (expense):
Interest expense	(566,565)	(207,830)
Miscellaneous income (expenses)	(742,265)	36,045
Earnings (loss) before income taxes	(2,690,096)	500,628
Income tax expense	(19,750)	(9,000)
Net earnings (loss)	$(2,709,846)	$491,628
Less: deemed dividends on Series A Preferred Shares	$(341,637)	$—
Net earnings (loss) attributable to common shareholders	$(3,051,483)	$491,628
Basic net earnings (loss) per common share	$(0.24)	$0.05
Number of shares used in basic per common share computation	12,534,474	10,307,259
Diluted net earnings (loss) per common share	$(0.24)	$0.05
Number of shares used in diluted per common share computation	12,534,474	10,307,259

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	April 30, 2013	April 30, 2012
Operating activities:
Net earnings (loss)	$(2,709,846)	$491,628
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation	171,443	179,552
Amortization of capitalized software development costs	694,689	554,983
Amortization of intangible assets	314,488	91,196
Amortization of other deferred costs	82,814	19,688
Valuation adjustment for warrants liability	645,354	—
Share-based compensation expense	467,401	178,323
Changes in assets and liabilities, net of assets acquired:
Accounts and contract receivables	38,880	1,767,779
Other assets	(414,056)	(486,029)
Accounts payable	(768,793)	154,110
Accrued expenses	(632,741)	(202,723)
Deferred revenues	(598,984)	(1,122,692)
Net cash (used in) provided by operating activities	(2,709,351)	1,625,815
Investing activities:
Purchases of property and equipment	(78,516)	(227,878)
Capitalization of software development costs	(460,177)	(507,000)
Net cash used in investing activities	(538,693)	(734,878)
Financing activities:
Principal repayments on term loans	(312,501)	—
Proceeds from exercise of stock options and stock purchase plan	61,512	—
Net cash used in financing activities	(250,989)	—
(Decrease) increase in cash and cash equivalents	(3,499,033)	890,937
Cash and cash equivalents at beginning of period	7,500,256	2,243,054
Cash and cash equivalents at end of period	$4,001,223	$3,133,991

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS
(Unaudited)

NOTE A — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (the "Company"), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2014.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are presented in “Note B – Significant Accounting Policies” in the fiscal year 2012 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report on Form 10-K when reviewing interim financial results.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
Revenue Recognition
The Company derives revenue from the sale of internally developed software either by licensing or by software as a service ("SaaS"), through the direct sales force or through third-party resellers. Licensed, locally-installed, clients utilize the Company’s support and maintenance services for a separate fee, whereas SaaS fees include support and maintenance. The Company also derives revenue from professional services that support the implementation, configuration, training, and optimization of the applications. Additional revenues are also derived from reselling third-party software and hardware components.
The Company recognizes revenue in accordance with ASC 985-605, Software-Revenue Recognition and ASC 605-25 Revenue Recognition — Multiple-element arrangements. The Company commences revenue recognition when the following criteria all have been met:

•	Persuasive evidence of an arrangement exists,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
System Sales
The Company uses the residual method to determine fair value for proprietary software licenses sold in a multi-element arrangement. Under the residual method, the Company allocates the total value of he arrangement first to the undelivered elements based on their VSOE and allocates the remainder to the proprietary software license fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Professional services components that are essential to the functionality of the software, and are not considered a separate unit of accounting, are recognized in revenue ratably over the life of the client, which approximates the duration of the initial contract term. The Company defers the associated direct costs for salaries and benefits expense for PFS contracts. As of April 30, 2013 and 2012, the Company had deferred costs of approximately $257,000 and zero, respectively. These deferred costs will be amortized over the identical term as the associated SaaS revenues. Amortization expense of these costs was approximately $45,000 and zero as of April 30, 2013 and 2012, respectively.
The Company uses VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. The Company typically sells professional services on a fixed fee basis. The Company monitors projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.
Severances
From time to time, the Company will enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. For the three months ended April 30, 2013 and 2012 , we incurred approximately $383,000 and $70,000 in severance expenses. At April 30, 2013 and January 31, 2013, the Company had accrued for $544,000 and $548,000 in severances, respectively. The Company anticipates these severances accrued at April 30, 2013 to be paid out in full by August 31, 2013.
Equity Awards
The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. The Company incurred total annual compensation expense related to stock-based awards of $467,000 and $178,000 for the three months ended April 30, 2013 and 2012, respectively.
The fair value of the stock options granted have been estimated at the date of grant using a Black-Scholes option pricing model. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subjective and are generally derived from external (such as, risk free rate of interest) and historical data (such as, volatility factor, expected term, and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.
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
The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At April 30, 2013, the Company believes it has appropriately accounted for any uncertain tax positions. As part of the Meta acquisition, the Company assumed a current liability for an uncertain tax position, and expects to settle this amount in fiscal 2013. The Company has recorded $152,000 and zero of reserves for uncertain tax positions and corresponding interest and penalties as of April 30, 2013 and January 31, 2013, respectively.
Net Earnings (Loss) Per Common Share
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

The Company's unvested restricted stock awards and Series A Convertible Preferred stock are considered participating securities under ASC 260, “Earnings Per Share”, which means the security may participate in undistributed earnings with common stock. The Company's unvested restricted stock awards are considered participating securities because they entitle holders to non-forfeitable rights to dividends or dividend equivalents during the vesting term. The holders of the Series A Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends, other than dividends in the form of common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stock holders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the if-converted method.

In accordance with ASC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses. For the three months ended April 30, 2013, the unvested restricted stock awards and the Series A Preferred Stock were not deemed to be participating since there was a net loss from operations. For the three months ended April 30, 2012, the effect of unvested restricted stock to the earnings per share calculation was immaterial. As of April 30, 2013, there were 3,999,995 shares of preferred stock outstanding, each share is convertible into one share of the Company's common stock. For the three months ended April 30, 2013, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in diluted EPS and therefore, was not included in the calculation. As of April 30, 2013 and January 31, 2013, there were both 137,327 unvested restricted shares of common stock outstanding. The unvested restricted shares at April 30, 2013 were excluded from the calculation as their effect would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the calculation of the basic and diluted net earnings (loss) per share of common stock:

	Three Months Ended,
	April 30, 2013	April 30, 2012
Net earnings (loss)	$(2,709,846)	$491,628
Less: deemed dividends on Series A Preferred Stock	(341,637)	—
Net earnings (loss) attributable to common shareholders	$(3,051,483)	$491,628
Weighted average shares outstanding used in basic per common share computations	12,534,474	10,307,259
Stock options and restricted stock	—	—
Number of average shares used in diluted per common share computation	12,534,474	10,307,259
Basic net earnings (loss) per share of common stock	$(0.24)	$0.05
Diluted net earnings (loss) per share of common stock	$(0.24)	$0.05
Diluted (loss) earnings per share exclude the effect of 2,643,742 and 1,690,051 outstanding stock options for the three months ended April 30, 2013 and 2012, respectively. The inclusion of these shares would be anti-dilutive. For the three months ended April 30, 2013, the outstanding common stock warrants of 1,400,000 would have an anti-dilutive effect if included in diluted EPS and therefore, were not included in the calculation. There were no outstanding warrants as of April 30, 2012.
Recent Accounting Pronouncements

In February 2013, the FASB issued an accounting standard update relating to improving the reporting of reclassifications out of accumulated other comprehensive income. The update would require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The update is effective for reporting periods beginning after December 15, 2012. This standard did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTE C — ACQUISITIONS
On December 7, 2011, the Company completed the acquisition of substantially all of the assets of Interpoint Partners, LLC (“Interpoint”). This acquisition expanded the Company’s product offering into business intelligence and revenue cycle performance management. The purchase agreement also includes a contingent earn-out provision, which had an estimated value of approximately $1,320,000 and 1,320,000 at April 30, 2013 and January 31, 2013, respectively. The contingent earn-out is to be paid in cash or an additional convertible subordinated note based on the acquired Interpoint operations financial performance for the 12 month period beginning June 30, 2012 and ending June 30, 2013.
On August 16, 2012 the Company acquired substantially all of the outstanding stock of Meta Health Technology, Inc., a New York corporation (“Meta”). The Company paid a total purchase price of approximately $14,790,000, consisting of cash payment of $13,288,000 and the issuance of 393,086 shares of the Company's common stock at an agreed upon price of $4.07 per share. The fair value of the common stock at the date of issuance was $3.82.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE D — DERIVATIVE LIABILITIES

In conjunction with the private placement investment, the Company issued common stock warrants exercisable for up to 1,200,000 shares of common stock at an exercise price of $3.99 per share. The warrants were initially classified in stockholders' equity as additional paid in capital at the allocated amount, net of allocated transaction costs, of approximately $1,425,000. Effective October 31, 2012, upon shareholder approval of anti-dilution provisions that reset the warrants' exercise price if a dilutive issuance occurs, the warrants were reclassified as non-current derivative liabilities. The fair value of the warrants was approximately $4,139,000 at October 31, 2012, with the difference between the fair value and carrying value recorded to additional paid in capital. Effective as of the reclassification as derivative liabilities, the warrants are re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period as a credit or charge to miscellaneous income (expense). The fair value of the warrants at April 30, 2013 was approximately $4,956,000, with the increase in fair value since January 31, 2013 of approximately $645,000 recognized as miscellaneous expense in the consolidated statements of operations. The estimated fair value of the warrant liabilities as of April 30, 2013 was computed using Monte-Carlo simulations based on the following assumptions: annual volatility of 70%; risk-free rate of 0.7%, dividend yield of 0.0% and expected life of approximately five years. The model also included assumptions to account for anti-dilutive provisions within the warrant agreement.

During the three months ended April 30, 2013, the Company recorded an immaterial correction of an error regarding the valuation of its common stock warrants originated during the third quarter of fiscal 2012 in conjunction with its private placement investment. The Company concluded there was a cumulative $19,000 overstatement of the loss before income taxes on its condensed consolidated statement of operations for the fiscal year-ended January 31, 2013, as previously reported. The aforementioned cumulative $19,000 overstatement has been recorded in the condensed consolidated statement of operations for the three months ended April 30, 2013. The January 31, 2013 condensed consolidated balance sheet, as previously reported, reflects a $51,000 overstatement of deferred financing costs, a cumulative $150,000 understatement of deemed dividends on Series A Preferred Stock, a $7,000 overstatement of the Series A preferred stock, and a $602,000 overstatement of additional paid in capital. These aforementioned condensed consolidated balance sheet adjustments have been recorded on the April 30,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2013 condensed consolidated balance sheet as presented herein. The Company concluded that the impact of the corrections were not quantitatively and qualitatively material to the prior fiscal year, and the respective quarters ended in 2012 and 2013.

NOTE E — LEASES
The Company rents office and data center space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2018. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years and thereafter are as follows:

	Facilities	Equipment	Fiscal Year Totals
2013 (nine months remaining)	$666,000	$135,000	$801,000
2014	750,000	162,000	912,000
2015	322,000	40,000	362,000
2016	162,000	2,000	164,000
2017	167,000	1,000	168,000
Thereafter	85,000	—	85,000
Total	$2,152,000	$340,000	$2,492,000

Rent and leasing expense for facilities and equipment was approximately $236,000 and $196,000 for the three months ended April 30, 2013 and 2012, respectively.

NOTE F — DEBT
Term Loan and Line of Credit
On December 7, 2011, in conjunction with the Interpoint acquisition, the Company entered into a subordinated credit agreement with Fifth Third Bank in which the bank provided the Company with a $4,120,000 term loan, which was scheduled to mature on December 7, 2013, and a revolving line of credit, which was scheduled to mature on October 1, 2013.

In conjunction with the Meta acquisition, on August 16, 2012, the Company amended the subordinated term loan and line of credit agreements with Fifth Third Bank, whereby Fifth Third Bank provided the Company with a $5,000,000 revolving line of credit, a $5,000,000 senior term loan and a $9,000,000 subordinated term loan, a portion of which was used to refinance the previously outstanding $4,120,000 subordinated term loan. Additionally, as part of the refinancing in August 2012, the Company mutually agreed to settle the success fee included in the previous subordinated term loan for $700,000. The difference between the $233,000 success fee accrued through the date of the amendment and the amount paid was recorded to deferred financing costs and is being amortized over the term of the amended loan. The Company paid a commitment fee in connection with the senior term loan of $75,000, which is included in deferred financing costs.

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

These new term loans and revolving line of credit mature on August 16, 2014. The loans are secured by substantially all of the Company's assets. The senior term loan principal balance is payable in monthly installments of approximately $104,000 which commenced in November 2012, and and will continue through the maturity date, with the full remaining unpaid principal balance due at maturity. The entire unpaid principal balance of the subordinated term loan is due at maturity. Borrowings under the senior term loan bear interest at a rate of LIBOR (0.20% at April 30, 2013) plus 5.50%, and borrowings under the subordinated term loan bear interest at 10% from August 16, 2012 and thereafter. Accrued and unpaid interest on the senior and subordinated term loans is due monthly through maturity. Borrowings under the revolving loan bear interest at a rate equal to LIBOR plus 3.00%. A commitment fee of 0.40% will be incurred on the unused revolving line of credit balance, and is payable quarterly. At April 30, 2013, the Company had no outstanding borrowings under the line of credit, and had accrued approximately $5,000 in unused balance commitment fees. The proceeds of these loans were used to finance the cash portion of the acquisition purchase price and to cover any additional operating costs as a result of the Meta acquisition.

The Company evaluated the subordinated term loan and revolving line of credit for modification accounting. The Company evaluated the debt restructuring to determine if it was either a modification or extinguishment. The Company concluded that the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring qualifed as a modification. As such, fees paid to or received from the creditor were capitalized and are being amortized to interest expense over the remaining term of the restructured debt using the effective interest method.
The significant covenants as set forth in the term loans and line of credit are as follows: (i) maintain adjusted EBITDA as of the end of any fiscal quarter greater than $5,000,000, (after consideration of certain acquisition and transaction costs) on a trailing four fiscal quarter basis beginning October 31, 2012; (ii) maintain a fixed charge coverage ratio for the fiscal quarter ending January 31, 2013 and each April 30, July 31, October 31, and January 31 of not less than 1.50:1 calculated quarterly for the period from October 31, 2012 to the date of measurement for the quarters ending January 31, 2013, April 30, 2013 and July 31, 2013 and on a trailing four quarter basis thereafter; (iii) on a consolidated basis, maintain ratio of funded debt to adjusted EBITDA as of the end of any fiscal quarter less than 3:1, calculated quarterly on a trailing four fiscal quarter basis beginning October 31, 2012. The Company was in compliance with all loan covenants at April 30, 2013 as a result of obtaining a waiver from its lender.
Outstanding principal balances on long-term debt consisted of the following at:

	Balance at April 30, 2013	Balance at January 31, 2013
Senior term loan	$4,375,000	$4,688,000
Subordinated term loan	9,000,000	9,000,000
Line of credit	—	—
Total	13,375,000	13,688,000
Less: Current portion	1,250,000	1,250,000
Non-current portion of long-term debt	$12,125,000	$12,438,000

Future principal repayments of long-term debt consisted of the following at April 30, 2013:

	Payments Due by Period
	2013	2014
Senior term loan	$937,000	$3,438,000
Subordinated term loan	—	9,000,000
Line of credit	—	—
Total principal repayments	$937,000	$12,438,000
Contingent Earn-Out Provision
As part of the asset purchase, Interpoint is entitled to receive additional consideration contingent upon certain financial performance measurements during a one year earn-out period commencing June 30, 2012 and ending on June 30, 2013. The earn-out consideration is calculated as twice the recurring revenue for the earn-out period recognized by the acquired Interpoint operations from specific contracts defined in the asset purchase agreement, plus one times Interpoint revenue derived from the Company's customers, less $3,500,000. The earn-out consideration, if any, will be paid no later than July 31, 2013 in cash or through the issuance of a note with terms identical to the terms of the Convertible Note (which was converted on June 15, 2012, please see "Note F - Debt" in the Notes to the Consolidated Financial Statements as part of the annual report on Form 10-K for the year ended January 31, 2013), except with respect to issue date, conversion date and prepayment date. The earn-out note restricts conversion or prepayment at any time prior to the one year anniversary of the issue date.
As of April 30, 2013, the Company estimates the payment obligation in connection with the earn-out will be $1,320,000. As of January 31, 2013, the Company estimated the payment obligation to be $1,320,000. No change in value of the estimated earn-out was recorded for the three months ended April 30, 2013.

NOTE G — INCOME TAXES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense consists of federal, state and local tax provisions. For the three months ended April 30, 2013 and 2012, the Company recorded federal tax provisions of $11,000 and zero, respectively. For the three months ended April 30, 2013 and 2012 the Company recorded state and local tax provisions of $9,000 and $9,000, respectively.

NOTE H — STOCK BASED COMPENSATION
Stock Option Plans
The summary of stock option activity for the three months ended April 30, 2013:

	Three Months Ended
	April 30, 2013
	Options	Weighted Average Exercise Price
Outstanding — beginning of period	2,685,237
Granted	171,000	6.81
Exercised	(36,994)	1.66
Forfeit/Expired	(65,500)	1.96
Outstanding — end of period	2,753,743	$3.41
Exercisable — end of period	850,788	$2.41
Weighted average grant date fair value of options granted during year	$3.07

As of April 30, 2013, there was approximately $2,951,000 of unrecognized compensation expense related to unvested options that will be recognized over a remaining weighted average period of three years. The 2013 and 2012 stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	Three Months Ended
	April 30, 2013	April 30, 2012
Expected life	5 years	5 years
Risk-free interest rate	0.39%	0.51%
Weighted average volatility factor	0.54	0.53
Dividend yield	—	—
That cost is expected to be recognized over a remaining weighted average period of three years. The expense associated with stock option awards was approximately $402,000 and $128,000, for the three months ended April 30, 2013 and 2012, respectively. Cash received from exercise of options and the employee stock purchase plan was approximately $62,000 and zero, respectively, for the three months ended April 30, 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Non-vested Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 31, 2013	137,325	$2.01
Granted	—	—
Vested	—	—
Forfeited/expired	—	—
Non-vested balance at April 30, 2013	137,325	$2.01

At April 30, 2013, there was approximately $17,000 of compensation cost that has not yet been recognized related to restricted stock awards. That cost is expected to be recognized over a remaining period of one year or less.
The expense associated with restricted stock awards was approximately $65,000 and $50,000 for the three months ended April 30, 2013 and 2012, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In addition to historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements relating to plans, strategies, expectations, intentions, etc. of Streamline Health Solutions, Inc. (“we”, “us”, “our”, or the "Company") and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are no guarantee of future performance and are subject to certain risks and uncertainties that are difficult to predict and actual results could differ materially from those reflected in the forward-looking statements. These risks and uncertainties include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, key strategic alliances with vendors that resell our products, our ability to control costs, availability of products produced from third party vendors, the healthcare regulatory environment, potential changes in legislation, regulation and government funding affecting the healthcare industry, healthcare information system budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results, effects of critical accounting policies and judgments, changes in accounting policies or procedures as may be required by the Financial Accountings Standards Board or other similar entities, changes in economic, business and market conditions impacting the healthcare industry generally and the markets in which we operate and nationally, and our ability to maintain compliance with the terms of our credit facilities, and other risk factors that might cause such differences including those discussed herein, including, but not limited to, discussions in the sections entitled Part I, “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date thereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission, including the annual report on Form 10-K, quarterly reports on Form 10-Q and any current reports on Form 8-K.

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on From 10-Q.

Results of Operations
Acquisition of Meta Health Technology, Inc.
On August 16, 2012, the Company acquired substantially all of the outstanding stock of Meta Health Technology, Inc., a New York corporation (“Meta”). The Company paid a total purchase price of approximately $14,790,000, consisting of cash payment of $13,288,000 and the issuance of 393,086 shares of our common stock at an agreed upon price of $4.07 per share. The fair value of the common stock at the date of issuance was $3.82. As of October 31, 2012, the Company had acquired 100% of Meta’s outstanding shares. The purchase price is subject to certain adjustments related principally to the delivered working capital level, which will be settled in the third quarter of fiscal 2013, and/or indemnification provisions. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The operations of Meta are consolidated with the results of the Company from August 16, 2012.
Statement of Operations for the quarters ended (amounts in thousands):

	Three Months Ended
	April 30, 2013	April 30, 2012	Change	% Change
Systems sales	$324	$354	$(30)	(8)%
Professional services	919	1,122	(203)	(18)%
Maintenance and support	3,381	2,352	1,029	44%
Software as a service	1,849	1,618	231	14%
Total revenues	6,473	5,446	1,027	19%
Cost of sales	3,177	2,647	530	20%
Selling, general and administrative	3,581	1,670	1,911	114%
Product research and development	1,097	456	641	141%
Total operating expenses	7,855	4,773	3,082	65%
Operating profit (loss)	(1,382)	673	(2,055)	(305)%
Other income (expense), net	(1,309)	(172)	(1,137)	661%
Income tax expense	(20)	(9)	(11)	122%
Net earnings (loss)	$(2,710)	$492	$(3,202)	(651)%
Adjusted EBITDA(1)	$685	$1,713	$(1,028)	(60)%
_______________

(1)
Non-GAAP measure meaning earnings before interest, tax, depreciation, amortization, stock-based compensation expense, transactional and one-time costs. See “Use of Non-GAAP Financial Measures” below for additional information and reconciliation.

The following table sets forth, for each fiscal quarter indicated, certain operating data as percentages:
Statement of Operations(1)

	Three Months Ended
	April 30, 2013	April 30, 2012
Systems sales	5.0%	6.5%
Professional services	14.2	20.6
Maintenance and support	52.2	43.2
Software as a service	28.6	29.7
Total revenues	100.0%	100.0%
Cost of sales	49.1	48.6
Selling, general and administrative	55.3	30.7
Product research and development	16.9	8.4
Total operating expenses	121.4	87.6
Operating profit (loss)	(21.4)	12.4
Other income (expense), net	(20.2)	(3.2)
Income tax net loss	(0.3)	(0.2)
Net earnings (loss)	(41.9)%	9.0%
Cost of systems sales	197.1%	193.9%
Cost of services, maintenance and support	22.7%	15.9%
Cost of software as a service	31.3%	42.2%
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

Revenues
Revenues consisted of the following (in thousands):

	Three Months Ended
	April 30, 2013	April 30, 2012	Change	% Change
System Sales (1):
Proprietary software	$78	$120	$(42)	(35)%
Term licenses	226	—	226	—%
Hardware & third party software	20	233	(213)	(91)%
Professional services	919	1,122	(203)	(18)%
Maintenance & support	3,381	2,352	1,029	44%
Software as a service	1,849	1,618	231	14%
Total Revenues	$6,473	$5,445	$1,028	19%
_______________

(1)	Proprietary software, hardware, and term licenses are the components of the system sales line item. Term licenses are comprised of Meta software only.

Proprietary software and term liceneses — Proprietary software revenues recognized for the three months ended April 30, 2013 decreased by $42,000, or 35%, over the the prior comparable period. This decrease is attributable to reduced volume of HIM licenses delivered to clients in the current year quarter as compared to the prior comparable quarter, which is offset by the delivery of one computer assisted coding ("CAC") license in the current quarter. Recurring CAC term license sales of $226,000 are incremental revenues provided by the acquired Meta operations.
Hardware and third party software — Revenues from hardware and third party software sales for the three months ended April 30, 2013 were $19,982, a decrease of $213,000, or 91%, over the the prior comparable period. The decrease in hardware and third party software revenue is primarily attributable to a reduction in customer demand for third party peripheral devices as compared to the prior year comparable period.
Professional services — Revenues from professional services for the three months ended April 30, 2013 were $919,000, a decrease of $203,000, or 18%, from the prior comparable period. Professional services provided by the acquired Meta operations for the three months ended April 30, 2013 were $378,000, and were offset by a decrease of $617,000 in legacy services due to the timing of which revenue could be recognized based on services performed.
Maintenance and support — Revenues from maintenance and support for the three months ended April 30, 2013 were $3,381,000, an increase of $1,029,025, or 44%, from the prior comparable period. The increase in maintenance and support results from revenue provided by the acquired Meta operations of $1,247,000, and was partially offset by planned attrition of certain perpetual license customers. Typically, maintenance renewals include a price increase based on the prevailing consumer price index, or increase in the product set purchased by the client.
Software as a service (SaaS) — Revenues from SaaS for the three months ended April 30, 2013 were $1,849,000, an increase of $231,000, or 14%, from the prior comparable period. This increase is attributable to the recognition of add-on SaaS contracts signed, primarily in our PFS-SaaS product line.

Cost of Sales

	Three Months Ended
(in thousands):	April 30, 2013	April 30, 2012	Change	% Change
Cost of systems sales	$639	$687	$(48)	(7)%
Cost of professional services	974	553	421	76%
Cost of maintenance and support	985	725	260	36%
Cost of software as a service	579	682	(103)	(15)%
Total cost of sales	$3,177	$2,647	$530	20%
The increase in cost of sales for the three months ended April 30, 2013 is primarily the result of incremental operational costs incurred for the acquired Meta operations as well as the amortization of the internally-developed software acquired as part of the Meta acquisition.
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
The cost of professional services includes compensation and benefits for personnel, and related expenses. The increase in expense is primarily due to incremental operational costs associated with the acquired Meta operations, as well as increases in staffing for our PFS-SaaS services line.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third party maintenance contracts. The increase in expense is primarily due to incremental operational costs associated with the acquired Meta operations.
The cost of software as a service is relatively fixed, but subject to inflation for the goods and services it requires. The decrease is related to incremental data center costs that were incurred in the prior comparable period that had no comparable expense for the three months ended April 30, 2013.

Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	April 30, 2013	April 30, 2012	Change	% Change
General and administrative expenses	$2,843	$1,195	$1,648	138%
Sales and marketing expenses	738	475	263	55%
Total selling, general, and administrative	$3,581	$1,670	$1,911	114%

General and administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The increase over the prior year is primarily due to the incremental increase for general and administrative expenses associated with the acquired Meta operations. Amortization of intangible assets added incremental expense to the three months ended April 30, 2013 due to the amortization of assets acquired as part of the acquisition of Interpoint and Meta. We recognized approximately $314,000 in amortization expense for the three months ended April 30, 2013 for acquired intangible assets as compared to $72,000 in the prior comparable period. The Company also incurred increased expense due to investor relations and acquisition search activities, as well as additional costs from executive severances and other costs associated with our corporate office move to Atlanta, Georgia.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales and marketing staff; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses. The increase in sales and marketing expense reflects an increase in costs associated with increased trade show activity and other marketing programs.
Product Research and Development

	Three Months Ended
(in thousands):	April 30, 2013	April 30, 2012	Change	% Change
Research and development expense	$1,097	$456	$641	141%
Plus: Capitalized research and development cost	460	507	(47)	(9)%
Total R&D cost	$1,557	$963	$594	62%

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Research and development expense increased due to higher support for newly released software versions, which also decreased the number of hours available to be capitalized, which is reflected in the capitalized research and development costs. The acquired Meta operations contributed an incremental $386,000 in research and development expenses. Additionally, the hours available for capitalization decreased for the HIM product line, and costs not eligible for capitalization increased compared to the prior comparable period. Research and development expenses for the three months ended April 30, 2013 and 2012, as a percentage of revenues, were 17% and 8%, respectively.
Other Income (Expense)
Interest expense for the three months ended April 30, 2013 and 2012 was $567,000 and $208,000, respectively. Interest expense consists of interest and commitment fees on the line of credit, interest (including accruals for success fees) on the term loans entered into in conjunction with the Interpoint and Meta acquisitions, interest on the convertible note entered into in conjunction with the Interpoint acquisition, and is inclusive of deferred financing cost amortization. Interest expense increased for the three months ended April 30, 2013 primarily because of the increases from the term loan interest and success fees, and amortization of deferred financing costs related to the Meta acquisition. The Company also recorded a valuation adjustment to its warrants liability, recorded as miscellaneous expense of $645,000, using assumptions made by management to adjust to the current fair market value of the warrants at April 30, 2013.
Provision for Income Taxes
The Company recorded a tax expense of $20,000 and $9,000 for the three months ended April 30, 2013 and 2012 respectively, which is comprised of estimated federal alternative minimum tax, state and local tax provisions.

Backlog

	April 30, 2013	April 30, 2012
Company proprietary software	$3,304,000	$94,000
Hardware and third-party software	77,000	140,000
Professional services	8,040,000	5,240,000
Maintenance and support	23,017,000	10,973,000
Software as a service	18,607,000	15,000,000
Total	$53,045,000	$31,447,000

At April 30, 2013, the Company had master agreements and purchase orders from clients and remarketing partners for systems and related services which have not been delivered or installed which, if fully performed, would generate future revenues of approximately $53,045,000 compared with $31,447,000 at April 30, 2012.
The Company’s proprietary software backlog consists of signed agreements to purchase software licenses and term licenses. Typically, this is software that is not yet generally available, or the software is generally available and the client has not taken possession of the software.
Third-party hardware and software consists of signed agreements to purchase third-party hardware or third-party software licenses that have not been delivered to the client. These are products that the Company resells as components of the solution a client purchases. The decrease in backlog is primarily due to a reduction in the volume of third-party sales as opposed to the prior comparable period. These items are expected to be delivered in the next twelve months as implementations commence.
Professional services backlog consists of signed contracts for services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The increase in backlog is due to several clients that signed contracts during fiscal 2012 for add-on solutions, upgrades, or expansion of services at additional locations for which contracted services have not yet been performed.
Maintenance and support backlog consists of maintenance agreements for licenses of the Company’s proprietary software and third party hardware and software with clients and remarketing partners for which either an agreement has been signed or a purchase order under a master agreement has been received. The Company includes in backlog the signed agreements through their respective renewal dates. Typical maintenance contracts are for a one year term and are renewed annually. Clients typically prepay maintenance and support which is billed 30-60 days prior to the beginning of the maintenance period. Maintenance and support backlog at April 30, 2013 was $23,017,000 as compared to $10,973,000 at April 30, 2012. A significant portion of this increase is due to backlog added by Meta maintenance contracts. Additionally, as part of renewals contracts are typically subject to an annual increase in fees based on market rates and inflationary metrics.
At April 30, 2013, the Company had entered into software as a service agreements, which are expected to generate revenues of $18,607,000 through their respective renewal dates in fiscal years 2013 through 2018. Typical SaaS terms are one to seven years in length. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client, and ultimately the official go-live on the system. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period.
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

Use of Non-GAAP Financial Measures
In order to provide investors with greater insight, and allow for a more comprehensive understanding of the information used by management and the board of directors in its financial and operational decision-making, the Company may supplement the Consolidated Financial Statements presented on a GAAP basis in this quarterly report on Form 10-Q with the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share.

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

Adjusted EBITDA has all the inherent limitations of EBITDA. To properly and prudently evaluate our business, the Company encourages readers to review the GAAP financial statements included elsewhere in this quarterly report on Form 10-Q, and not rely on any single financial measure to evaluate our business. The Company also strongly urges readers to review the reconciliation of GAAP net earnings (loss) to Adjusted EBITDA, and GAAP earnings (loss) per diluted share to Adjusted EBITDA per diluted share in this section, along with the Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

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
The following table reconciles net earnings (loss) to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share for the fiscal periods ended April 30, 2013 and 2012 (amounts in thousands, except per share data):

	Three Months Ended
Adjusted EBITDA Reconciliation	April 30, 2013	April 30, 2012
Net earnings (loss)	$(2,710)	$492
Interest expense	567	208
Tax expenses	20	9
Depreciation	171	180
Amortization of capitalized software development costs	695	555
Amortization of intangible assets	314	91
Amortization of other costs	10	—
EBITDA	(933)	1,535
Stock-based compensation expense	467	178
Associate severances and other costs relating to transactions or corporate restructuring	383	—
Non-cash valuation adjustments to assets and liabilities	645	—
Transaction related professional fees, advisory fees, and other internal direct costs	74	—
Other non-recurring operating expenses	49	—
Adjusted EBITDA	$685	$1,713
Adjusted EBITDA margin(1)	11%	31%

Adjusted EBITDA per diluted share	April 30, 2013	April 30, 2012
Earnings (loss) per share — diluted	$(0.24)	$0.05
Adjusted EBITDA per adjusted diluted share (2)	$0.04	$0.17
Diluted weighted average shares	12,534,474	10,337,109
Includable incremental shares — adjusted EBITDA(3)	5,213,514	—
Adjusted diluted shares	17,747,988	10,337,109
_______________

(1)	Adjusted EBITDA as a percentage of GAAP revenues

(2)	Adjusted EBITDA per adjusted diluted share for the Company's common stock is computed using the more dilutive of the two-class method or the if-converted method

(3)
The number of incremental shares that would be dilutive under profit assumption, only applicable under a GAAP net loss. If GAAP profit is earned in the current period, no additional incremental shares are assumed

Application of Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in ITEM 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations, of Part II, of our Annual

Report on Form 10-K for the fiscal year ended January 31, 2013. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.
Liquidity and Capital Resources
The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development, capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, interest payments on debt, and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded by cash generated by operations and borrowings under credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash and cash equivalents balances at April 30, 2013 and January 31, 2013 were $4,001,000 and $7,500,000 , respectively. Continued expansion may require the Company to take on additional debt, or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.
Significant cash obligations

(in thousands)	As of April 30
	2013	2012
Term loans	$13,375	$13,688
Contingent consideration for earn-out (1)	1,320	1,320
Capital leases (2)	—	—
_______________

(1)	Estimated for financial disclosure purposes only. Please reference “Note F – Debt” in the Notes to the Condensed Consolidated Financial Statements for additional information.

(2)
We entered into a capital lease for computer equipment that will commence in the second quarter of fiscal 2013. The lease is for a 24-month period and we will be obligated to pay approximately $298,000 over that period.

In December 2011, the Company signed a definitive asset purchase agreement to purchase substantially all of Interpoint’s assets for a combination of cash and a convertible subordinated note totaling $5,000,000. Additionally, the Agreement provided for a contingent earn out payment in cash or convertible subordinated notes based on Interpoint’s financial performance for the twelve month period beginning six months after closing and ending 12 months thereafter. Please reference “Note F—Debt” in the Notes to the Condensed Consolidated Financial Statements for additional information.
In conjunction with the Meta acquisition, on August 16, 2012, we amended our previous term loan and line of credit agreements with Fifth Third Bank, whereby Fifth Third Bank provided us with a $5,000,000 revolving line of credit, a $5,000,000 senior term loan and a $9,000,000 subordinated term loan, a portion of which was used to refinance the previously outstanding $4,120,000 subordinated term loan. Please reference a Note F—Debt” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Operating cash flow activities

(in thousands)	Three Months Ended
	April 30, 2013	April 30, 2012
Net earnings (loss)	$(2,710)	$492
Non-cash adjustments to net earnings (loss)	2,376	1,024
Cash impact of changes in assets and liabilities	(2,375)	110
Operating cash flow	$(2,709)	$1,626

Net cash (used in) provided by operating activities in fiscal 2013 decreased in the current year primarily due to a decrease in profitability, decreases in accounts payable, as well as an increase in accounts receivables. This was offset primarily by non-cash increases from increases in amortization expenses from capitalized software development costs and intangible assets, increased share based compensation expense, an increase to the warrant liability, and a reduction in deferred revenue.
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
Investing cash flow activities

(in thousands)	Three Months Ended
	April 30, 2013	April 30, 2012
Purchases of property and equipment	$(79)	$(228)
Capitalized software development costs	(460)	(507)
Investing cash flow	$(539)	$(735)

The decrease in cash used for investing activities is primarily a result of a reduction in the hours available for capitalization as well as a decrease in capital expenditures as compared to the prior comparable quarter. The Company estimates that to replicate its existing internally developed software would cost significantly more than the stated net book value of $12,582,000, including acquired internally developed software of Meta and Interpoint, at April 30, 2013. Many of the programs related to capitalized software development continue to have significant value to the Company’s current solutions and those under development, as the concepts, ideas, and software code are readily transferable and are incorporated into new solutions.
Financing cash flow activities

(in thousands)	Three Months Ended
	April 30, 2013	April 30, 2012
Principal repayments on term loans	$(313)	$—
Other	62	—
Financing cash flow	$(251)	$—

The decrease in cash from financing activities was primarily the result of repayments on the term loans.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.   CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this quarterly report on Form 10-Q. The Company's policies and procedures did not provide for a sufficiently detailed review of contract terms. As a result, a few instances were identified during the current quarter related to the inaccurate application of U.S. generally accepted accounting principles (GAAP) with respect to certain contract terms. Following completion of the quarter, we strengthened the depth of our internal financial team with the addition of a Chief Accounting Officer with significant industry and accounting experience. In addition, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with GAAP. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.
Except as described above, there were no material changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: June 14, 2013	By:	/S/ Robert E. Watson
Robert E. Watson Chief Executive Officer
DATE: June 14, 2013	By:	/S/ Nicholas A. Meeks
Nicholas A. Meeks Chief Financial Officer

INDEX TO EXHIBITS
EXHIBITS

Exhibit No.	Description of Exhibit
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

10.1#
Employment Agreement dated April 22, 2013 between Streamline Health Solutions, Inc. and Robert E. Watson (Incorporated herein by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on April 26, 2013.)

10.2#	Form of Stock Option Agreement pursuant to the 2013 Stock Incentive Plan of Streamline Health Solutions, Inc.
10.3#	Form of Restricted Stock Award Agreement (for Directors) pursuant to the 2013 Stock Incentive Plan of Streamline Health Solutions, Inc.
31.1***	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2***	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Streamline Health Solutions, Inc.'s Quarterly Report on Form 10-Q for the three month period ended April 30, 2013 filed with the SEC on June 14, 2013, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at April 30, 2013 and January 31, 2013, (ii)Condensed Consolidated Statements of Operations for three month periods ended April 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended April 30, 2013 and 2012, and (iv) Notes to the Condensed Consolidated Financial Statements.

_______________

***	Included herein

#	Management Contracts and Compensatory Arrangements.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1943, as amended, is 0-281