Form 10-Q
period 2013-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2013-09-13
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of September 10, 2013: 13,118,069

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$5,355,673	$7,500,256
Accounts receivable, net of allowance for doubtful accounts of $134,000 and $134,000, respectively	10,773,182	8,685,017
Contract receivables	1,769,738	1,481,819
Prepaid hardware and third party software for future delivery	22,777	22,777
Prepaid client maintenance contracts	1,176,432	1,080,330
Other prepaid assets	924,512	997,024
Other current assets	—	110,555
Total current assets	20,022,314	19,877,778
Non-current assets:
Property and equipment:
Computer equipment	3,481,679	3,420,452
Computer software	2,202,444	2,196,236
Office furniture, fixtures and equipment	870,079	843,274
Leasehold improvements	697,570	697,570
	7,251,772	7,157,532
Accumulated depreciation and amortization	(6,296,766)	(5,958,727)
Property and equipment, net	955,006	1,198,805
Contract receivables, less current portion	95,816	126,626
Capitalized software development costs, net of accumulated amortization of $18,861,000 and $17,465,000, respectively	12,218,230	12,816,486
Intangible assets, net	7,559,154	8,188,131
Deferred financing costs, net	331,955	541,740
Goodwill	12,166,959	12,133,304
Other	459,823	383,708
Total non-current assets	33,786,943	35,388,800
	$53,809,257	$55,266,578

See accompanying notes.

	July 31, 2013	January 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,605,745	$1,495,913
Accrued compensation	1,021,515	2,088,850
Accrued other expenses	1,318,947	1,325,039
Current portion of long-term debt	1,250,000	1,250,000
Deferred revenues	10,040,005	9,810,442
Contingent consideration for earn-out	1,358,722	1,319,559
Current portion of deferred tax liability	35,619	35,619
Total current liabilities	16,630,553	17,325,422
Non-current liabilities:
Term loans	11,812,500	12,437,501
Warrants liability	5,981,000	3,649,349
Lease incentive liability, less current portion	79,603	99,579
Deferred income tax liability, less current portion	663,033	529,709
Total non-current liabilities	18,536,136	16,716,138
Total liabilities	35,166,689	34,041,560
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $11,999,985 redemption value, 4,000,000 shares authorized, 3,999,995 shares issued and outstanding, net of unamortized preferred stock discount of $4,034,470 and $4,234,269, respectively	7,965,515	7,765,716
Stockholders’ equity:
Common stock, $.01 par value per share, 25,000,000 shares authorized; 13,039,619 and 12,643,620 shares issued and outstanding, respectively	130,396	126,436
Convertible redeemable preferred stock, $.01 par value per share, 1,000,000 shares authorized, no shares issued	—	—
Additional paid in capital	49,930,230	49,178,389
Accumulated deficit	(39,383,573)	(35,845,523)
Total stockholders’ equity	10,677,053	13,459,302
	$53,809,257	$55,266,578

See accompanying notes.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended July 31,
(Unaudited)

	Three Months		Six Months
	2013	2012	2013	2012
Revenues:
Systems sales	$2,233,668	$75,670	$2,558,314	$429,200
Professional services	1,039,240	941,419	1,958,591	2,063,858
Maintenance and support	3,620,446	2,297,246	7,001,046	4,648,821
Software as a service	1,880,007	1,734,719	3,728,748	3,352,308
Total revenues	8,773,361	5,049,054	15,246,699	10,494,187
Operating expenses:
Cost of systems sales	661,124	532,332	1,299,722	1,218,859
Cost of professional services	1,266,744	503,474	2,241,206	1,055,956
Cost of maintenance and support	795,476	705,713	1,780,065	1,430,995
Cost of software as a service	514,075	616,781	1,093,154	1,299,087
Selling, general and administrative	3,408,153	2,204,205	6,989,020	3,873,965
Research and development	1,160,147	510,842	2,257,157	967,205
Total operating expenses	7,805,719	5,073,347	15,660,324	9,846,067
Operating income (loss)	967,642	(24,293)	(413,625)	648,120
Other income (expense):
Interest expense	(587,808)	(391,188)	(1,154,373)	(599,018)
Miscellaneous income (expenses)	(1,064,163)	(23,788)	(1,806,428)	12,257
Earnings (loss) before income taxes	(684,329)	(439,269)	(3,374,426)	61,359
Income tax expense	(143,874)	(24,000)	(163,624)	(33,000)
Net earnings (loss)	$(828,203)	$(463,269)	$(3,538,050)	$28,359
Less: deemed dividends on Series A Preferred Shares	(15,510)	—	(357,146)	—
Net earnings (loss) attributable to common shareholders	$(843,713)	$(463,269)	$(3,895,196)	$28,359
Basic net earnings (loss) per common share	$(0.07)	$(0.04)	$(0.31)	$0.00
Number of shares used in basic per common share computation	12,861,715	11,316,083	12,698,094	10,817,214
Diluted net earnings (loss) per common share	$(0.07)	$(0.04)	$(0.31)	$0.00
Number of shares used in diluted per common share computation	12,861,715	11,316,083	12,698,094	10,936,752

See accompanying notes.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 31,
(Unaudited)

	2013	2012
Operating activities:
Net earnings (loss)	$(3,538,050)	$28,359
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation	338,039	362,631
Amortization of capitalized software development costs	1,396,050	1,222,394
Amortization of intangible assets	628,977	25,318
Amortization of other deferred costs	186,018	39,375
Valuation adjustment for warrants liability	1,670,354	—
Deferred tax expense	133,324	—
Valuation adjustment for contingent earn-out	39,163	—
Share-based compensation expense	825,531	399,961
Changes in assets and liabilities, net of assets acquired:
Accounts and contract receivables	(2,092,868)	2,438,948
Other assets	(227,263)	(649,612)
Accounts payable	89,856	(167,998)
Accrued expenses	(1,045,618)	597,038
Deferred revenues	229,563	(1,128,200)
Net cash (used in) provided by operating activities	(1,366,924)	3,168,214
Investing activities:
Purchases of property and equipment	(94,240)	(448,768)
Capitalization of software development costs	(797,794)	(970,000)
Net cash used in investing activities	(892,034)	(1,418,768)
Financing activities:
Principal repayments on term loans	(625,001)	—
Proceeds from exercise of stock options and stock purchase plan	739,376	79,022
Net cash provided by financing activities	114,375	79,022
(Decrease) increase in cash and cash equivalents	(2,144,583)	1,828,468
Cash and cash equivalents at beginning of period	7,500,256	2,243,054
Cash and cash equivalents at end of period	$5,355,673	$4,071,522

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS
(Unaudited)

NOTE A — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (the "Company"), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the three and six months ended July 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2014.

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of the Company’s long-term debt approximates fair value since the interest rates being paid on the amounts approximate the market interest rate. Long-term debt is classified as Level 2. The fair value of contingent consideration for earn-out and warrants liability is determined by management with the assistance of an independent third party valuation specialist. The Company used a Black-Scholes option pricing model to estimate the fair value of the contingent consideration for earn-out and warrants liability. The contingent consideration for earn-out and warrants liability are classified as Level 3.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
System Sales
The Company uses the residual method to determine fair value for proprietary software licenses sold in a multi-element arrangement. Under the residual method, the Company allocates the total value of the arrangement first to the undelivered elements based on their VSOE and allocates the remainder to the proprietary software license fees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Term Licenses
The Company cannot establish VSOE fair value of the undelivered element in term license arrangements.  However, as the only undelivered element is post-contract customer support, the entire fee is recognized ratably over the contract term.  Typically revenue recognition commences once the client goes live on the system.  Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution. The software portion of the Company's Collabra (“Coding”) products generally do not require material modification to achieve their contracted function.
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
Professional services components that are essential to the functionality of the software, and are not considered a separate unit of accounting, are recognized in revenue ratably over the life of the client, which approximates the duration of the initial contract term. The Company defers the associated direct costs for salaries and benefits expense for professional services contracts. As of July 31, 2013 and January 31, 2013, the Company had deferred costs of approximately $308,000 and $201,000, respectively. These deferred costs will be amortized over the identical term as the associated SaaS revenues. Accumulated amortization of these costs was approximately $63,000 and $35,000 as of July 31, 2013 and January 31, 2013, respectively.
The Company uses VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. The Company typically sells professional services on a fixed fee basis. The Company monitors projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.
Severances
From time to time, the Company will enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. For the three months ended July 31, 2013 and 2012 , the Company incurred approximately $2,000 and zero in severance expenses, respectively, and $385,000 and $70,000 for the six months ended July 31, 2013 and 2012, respectively. At July 31, 2013 and January 31, 2013, the Company had accrued for $72,000 and $548,000 in severances, respectively. The severances accrued at July 31, 2013 were paid out in full by August 31, 2013.
Equity Awards
The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. The Company incurred total compensation expense related to stock-based awards of $359,000 and $222,000 for the three months ended July 31, 2013 and 2012, respectively, and $826,000 and $400,000 for the six months ended July 31, 2013 and 2012, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for tax credit and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.
The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. As of July 31, 2013, the Company believes it has appropriately accounted for any uncertain tax positions. As part of the Meta acquisition, the Company assumed a current liability for an uncertain tax position, and expects to settle this amount in fiscal 2013. The Company has a $152,000 reserve for uncertain tax positions and corresponding interest and penalties as of both July 31, 2013 and January 31, 2013, respectively.
Net Earnings (Loss) Per Common Share
The Company presents basic and diluted earnings per share (“EPS”) data for its common stock. Basic EPS is calculated by dividing the net income (loss) attributable to shareholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to shareholders and the weighted average number of shares of common stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, unvested restricted stocks, warrants and convertible preferred stock. Potential common stock equivalents that have been issued by the Company related to outstanding stock options, unvested restricted stock and warrants are determined using the treasury stock method, while potential common shares related to Series A Convertible Preferred Stock are determined using the “if converted” method.

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

In accordance with ASC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses. For the three and six months ended July 31, 2013, the unvested restricted stock awards and the Series A Preferred Stock were not deemed to be participating since there was a net loss from operations. For the three and six months ended July 31, 2013, the effect of unvested restricted stock to the earnings per share calculation was immaterial. As of July 31, 2013, there were 3,999,995 shares of preferred stock outstanding, each share is convertible into one share of the Company's common stock. For the three and six months ended July 31, 2013, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in diluted EPS and therefore, was not included in the calculation. As of July 31, 2013 and January 31, 2013, there were

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

29,698 and 137,327, respectively, unvested restricted shares of common stock outstanding. The unvested restricted shares at July 31, 2013 and January 31, 2013 were excluded from the calculation as their effect would have been antidilutive.
The following is the calculation of the basic and diluted net earnings (loss) per share of common stock:

	Three Months Ended
	July 31, 2013	July 31, 2012
Net loss	$(828,203)	$(463,269)
Less: deemed dividends on Series A Preferred Stock	(15,510)	—
Net loss attributable to common shareholders	$(843,713)	$(463,269)
Weighted average shares outstanding used in basic per common share computations	12,861,715	11,316,083
Stock options and restricted stock	—	—
Number of shares used in diluted per common share computation	12,861,715	11,316,083
Basic net loss per share of common stock	$(0.07)	$(0.04)
Diluted net loss per share of common stock	$(0.07)	$(0.04)

	Six Months Ended
	July 31, 2013	July 31, 2012
Net earnings (loss)	$(3,538,050)	$28,359
Less: deemed dividends on Series A Preferred Stock	(357,146)	—
Net earnings (loss) attributable to common shareholders	$(3,895,196)	$28,359
Weighted average shares outstanding used in basic per common share computations	12,698,094	10,817,214
Stock options and restricted stock	—	119,538
Number of shares used in diluted per common share computation	12,698,094	10,936,752
Basic net earnings (loss) per share of common stock	$(0.31)	$0.00
Diluted net earnings (loss) per share of common stock	$(0.31)	$0.00

Diluted net earnings (loss) per share exclude the effect of 2,549,178 and 2,310,218 outstanding stock options for the three and six months ended July 31, 2013 and 2012, respectively. The inclusion of these shares would be anti-dilutive. For the six months ended July 31, 2013, the outstanding common stock warrants of 1,400,000 would have an anti-dilutive effect if included in diluted EPS and therefore, were not included in the calculation. There were no outstanding warrants as of July 31, 2012.
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

NOTE C — ACQUISITIONS
On December 7, 2011, the Company completed the acquisition of substantially all of the assets of Interpoint Partners, LLC (“Interpoint”). This acquisition expanded the Company’s product offering into business intelligence and revenue cycle performance management. The purchase agreement also includes a contingent earn-out provision, which had an estimated value of approximately $1,359,000 and $1,320,000 at July 31, 2013 and January 31, 2013, respectively. The contingent earn-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

out is to be paid in cash or an additional convertible subordinated note based on the acquired Interpoint operations financial performance for the 12-month period beginning July 1, 2012 and ending June 30, 2013.
The Company delivered its calculation of the earn-out amount due to Interpoint in July 2013. In August 2013, Interpoint requested additional information underlying the Company's calculation of the amount due and owing under the purchase agreement and Interpoint notified the Company that it disagreed with the Company's calculation of the earn-out consideration due. The Company has provided the additional information requested by Interpoint, and the parties are engaged in discussions with respect to the outstanding differences in the calculation of the amount due under the purchase agreement. The Company believes that its calculation of the amount due and owing is correct and no adjustment has been made to the $1,359,000 accrued on its condensed consolidated balance sheet at July 31, 2013. The Company is unable at this time to assess whether the ongoing discussions with Interpoint may lead to a change in the accrued amount in the future.
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
The acquisition of Meta represents the Company's on-going growth strategy, and is reflective of the solutions development process, which is led by the needs and requirements of clients and the marketplace in general. The Meta suite of solutions, when bundled with the Company's existing solutions, will help current and prospective clients better prepare for compliance with the ICD-10 transition. The Company believes that the integration of business analytics solutions with the coding solutions acquired in this transaction will position the Company to address the complicated issues of clinical analytics as clients prepare for the proposed changes in commercial and governmental payment models.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — DERIVATIVE LIABILITIES

In conjunction with the private placement investment, the Company issued common stock warrants exercisable for up to 1,200,000 shares of common stock at an exercise price of $3.99 per share. The warrants were initially classified in stockholders' equity as additional paid in capital at the allocated amount, net of allocated transaction costs, of approximately $1,425,000. Effective October 31, 2012, upon shareholder approval of anti-dilution provisions that reset the warrants' exercise price if a dilutive issuance occurs, the warrants were reclassified as non-current derivative liabilities. The fair value of the warrants was approximately $4,139,000 at October 31, 2012, with the difference between the fair value and carrying value recorded to additional paid in capital. Effective as of the reclassification as derivative liabilities, the warrants are re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period as a credit or charge to miscellaneous income (expense). The fair value of the warrants at July 31, 2013 was approximately $5,981,000, with the increase in fair value since January 31, 2013 of approximately $1,670,000 recognized as miscellaneous expense in the condensed consolidated statements of operations. The estimated fair value of the warrant liabilities as of July 31, 2013 was computed using a Black-Scholes option pricing model simulations based on the following assumptions: annual volatility of 65%; risk-free rate of 1.2%, dividend yield of 0.0% and expected life of approximately 4.55 years. The model also included assumptions to account for anti-dilutive provisions within the warrant agreement.

During the three months ended April 30 2013, the Company recorded an immaterial correction of an error regarding the valuation of its common stock warrants originated during the third quarter of fiscal 2012 in conjunction with its private placement investment. The Company concluded there was a cumulative $19,000 overstatement of the loss before income taxes on its condensed consolidated statement of operations for the fiscal year ended January 31, 2013, as previously reported. The aforementioned cumulative $19,000 overstatement has been recorded in the condensed consolidated statement of operations for the three months ended April 30, 2013. The January 31, 2013 condensed consolidated balance sheet, as previously reported, reflects a $51,000 overstatement of deferred financing costs, a cumulative $150,000 understatement of deemed dividends on Series A Preferred Stock, a $7,000 overstatement of the Series A preferred stock, and a $602,000 overstatement of additional paid in capital. These aforementioned condensed consolidated balance sheet adjustments have been recorded on the April 30. 2013 and July 31, 2013 condensed consolidated balance sheets. The Company concluded that the impact of the corrections were not quantitatively and qualitatively material to the prior fiscal year and the respective quarters ended in 2012 and 2013.

NOTE E — LEASES
The Company rents office and data center space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2018. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows:

	Facilities	Equipment	Fiscal Year Totals
2013 (six months remaining)	$466,000	$56,000	$522,000
2014	717,000	158,000	875,000
2015	322,000	102,000	424,000
2016	162,000	2,000	164,000
2017	167,000	—	167,000
2018	85,000	—	85,000
Total	$1,919,000	$318,000	$2,237,000

Rent and leasing expense for facilities and equipment was approximately $317,000 and $250,000 for the three months ended July 31, 2013 and 2012, respectively, and $553,000 and $446,000 for the six months ended July 31, 2013 and 2012, respectively.

NOTE F — DEBT
Term Loan and Line of Credit
On December 7, 2011, in conjunction with the Interpoint acquisition, the Company entered into a subordinated credit agreement with Fifth Third Bank in which the bank provided the Company with a $4,120,000 term loan, which was scheduled to mature on December 7, 2013, and a revolving line of credit, which was scheduled to mature on October 1, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

These new term loans and revolving line of credit mature on August 16, 2014. The loans are secured by substantially all of the Company's assets. The senior term loan principal balance is payable in monthly installments of approximately $104,000 which commenced in November 2012, and and will continue through the maturity date, with the full remaining unpaid principal balance due at maturity. The entire unpaid principal balance of the subordinated term loan is due at maturity. Borrowings under the senior term loan bear interest at a rate of LIBOR (0.20% at July 31, 2013) plus 5.50%, and borrowings under the subordinated term loan bear interest at 10% from August 16, 2012 and thereafter. Accrued and unpaid interest on the senior and subordinated term loans is due monthly through maturity. Borrowings under the revolving loan bear interest at a rate equal to LIBOR plus 3.00%. A commitment fee of 0.40% will be incurred on the unused revolving line of credit balance, and is payable quarterly. As of July 31, 2013, the Company had no outstanding borrowings under the line of credit, and had accrued approximately $3,000 in unused balance commitment fees. The proceeds of these loans were used to finance the cash portion of the acquisition purchase price and to cover any additional operating costs as a result of the Meta acquisition.

The Company evaluated the subordinated term loan and revolving line of credit for modification accounting. The Company evaluated the debt restructuring to determine if it was either a modification or extinguishment. The Company concluded that the restructuring qualifed as a modification. As such, fees paid to or received from the creditor were capitalized and are being amortized to interest expense over the remaining term of the restructured debt using the effective interest method.
The significant covenants as set forth in the term loans and line of credit are as follows: (i) maintain adjusted EBITDA as of the end of the fiscal quarter on a trailing four fiscal quarter basis beginning July 31, 2013 greater than: $5,000,000, (after consideration of certain acquisition and transaction costs), $6,000,000 on October 31, 2013, $6,500,000 on January 31, 2014 and $7,000,000 on April 30, 2014 and thereafter; (ii) maintain a fixed charge coverage ratio for the fiscal quarter ending January 31, 2013 and each April 30, July 31, October 31, and January 31 of not less than 1.50:1 calculated quarterly for the period from October 31, 2012 to the date of measurement for the quarters ending January 31, 2013, April 30, 2013 and July 31, 2013 and on a trailing four quarter basis thereafter; (iii) on a consolidated basis, maintain ratio of funded debt to adjusted EBITDA as of the end of any fiscal quarter less than 3:1, calculated quarterly on a trailing four fiscal quarter basis beginning October 31, 2012. The Company was in compliance with all loan covenants at July 31, 2013.
Outstanding principal balances on long-term debt consisted of the following at:

	July 31, 2013	January 31, 2013
Senior term loan	$4,063,000	$4,688,000
Subordinated term loan	9,000,000	9,000,000
Line of credit	—	—
Total	13,063,000	13,688,000
Less: Current portion	1,250,000	1,250,000
Non-current portion of long-term debt	$11,813,000	$12,438,000
Future principal repayments of long-term debt consisted of the following at July 31, 2013:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Payments Due by Period
	2013	2014
Senior term loan	$625,000	$3,438,000
Subordinated term loan	—	9,000,000
Line of credit	—	—
Total principal repayments	$625,000	$12,438,000
Contingent Earn-Out Provision
As part of the asset purchase, Interpoint is entitled to receive additional consideration contingent upon certain financial performance measurements during a one year earn-out period commencing July 1, 2012 and ending on June 30, 2013. The earn-out consideration is calculated as twice the recurring revenue for the earn-out period recognized by the acquired Interpoint operations from specific contracts defined in the asset purchase agreement, plus one times Interpoint revenue derived from the Company's customers, less $3,500,000. The earn-out consideration, if any, was due no later than July 31, 2013 in cash or through the issuance of a note with terms identical to the terms of the Convertible Note (which was converted on June 15, 2012, please see "Note F - Debt" in the Notes to the Consolidated Financial Statements as part of the annual report on Form 10-K for the year ended January 31, 2013), except with respect to issue date, conversion date and prepayment date. The earn-out note restricts conversion or prepayment at any time prior to the one year anniversary of the issue date.
The Company delivered its calculation of the earn-out amount due to Interpoint in July 2013 of $1,359,000. In August 2013, Interpoint requested additional information underlying the Company's calculation of the amount due and owing under the purchase agreement and Interpoint notified the Company that it disagreed with the Company's calculation of the earn-out consideration due. The Company has provided the additional information requested by Interpoint, and the parties are engaged in discussions with respect to the outstanding differences in the calculation of the amount due under the purchase agreement. The Company believes that its calculation of the amount due and owing is correct and no adjustment has been made to the $1,359,000 accrued on its condensed consolidated balance sheet at July 31, 2013. The Company is unable at this time to assess whether the ongoing discussions with Interpoint may lead to a change in the accrued amount in the future.
As of July 31, 2013, the Company calculated the payment obligation in connection with the earn-out to be $1,359,000. As of January 31, 2013, the Company estimated the payment obligation to be $1,320,000. A change in value of the earn-out of $39,000 was recorded for the six months ended July 31, 2013.

NOTE G — INCOME TAXES
Income tax expense consists of federal, state and local tax provisions. For the six months ended July 31, 2013 and 2012, the Company recorded federal tax provisions of $110,000 and $15,000, respectively. For the six months ended July 31, 2013 and 2012, the Company recorded state and local tax provisions of $54,000 and $18,000, respectively. Included in the second fiscal quarter 2013 tax expense is an expense of approximately $100,000 related to an immaterial error correction to the Company's January 31, 2013 net deferred tax liability related to the Interpoint acquisition. The Company concluded that the impact of the correction was not quantitatively and qualitatively material to the prior fiscal year end and the respective quarters ended in 2012 and 2013.

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

Results of Operations
Acquisition of Meta Health Technology, Inc.
On August 16, 2012, the Company acquired substantially all of the outstanding stock of Meta Health Technology, Inc., a New York corporation (“Meta”). The Company paid a total purchase price of approximately $14,790,000, consisting of a cash payment of $13,288,000 and the issuance of 393,086 shares of our common stock at an agreed upon price of $4.07 per share. The fair value of the common stock at the date of issuance was $3.82. As of October 31, 2012, the Company had acquired 100% of Meta’s outstanding shares. The purchase price is subject to certain adjustments related principally to the delivered working capital level, which will be settled in the third quarter of fiscal 2013, and/or indemnification provisions. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The operations of Meta are consolidated with the results of the Company from August 16, 2012.
Statement of Operations for the three and six months ended July 31, 2013 and 2012 (amounts in thousands):

	Three Months Ended
	July 31, 2013	July 31, 2012	Change	% Change
Systems sales	$2,234	$76	$2,158	> 100%
Professional services	1,039	941	98	10%
Maintenance and support	3,620	2,297	1,323	58%
Software as a service	1,880	1,735	145	8%
Total revenues	8,773	5,049	3,724	74%
Cost of sales	3,238	2,358	880	37%
Selling, general and administrative	3,408	2,204	1,204	55%
Product research and development	1,160	511	649	> 100%
Total operating expenses	7,806	5,073	2,733	54%
Operating profit (loss)	967	(24)	991	> 100%
Other income (expense), net	(1,651)	(415)	(1,236)	> 100%
Income tax expense	(144)	(24)	(120)	> 100%
Net earnings (loss)	$(828)	$(463)	$(365)	79%
Adjusted EBITDA(1)	$2,682	$1,482	$1,200	81%

	Six Months Ended
	July 31, 2013	July 31, 2012	Change	% Change
Systems sales	$2,558	$429	$2,129	> 100%
Professional services	1,959	2,064	(105)	(5)%
Maintenance and support	7,001	4,649	2,352	51%
Software as a service	3,729	3,352	377	11%
Total revenues	15,247	10,494	4,753	45%
Cost of sales	6,414	5,005	1,409	28%
Selling, general and administrative	6,989	3,874	3,115	80%
Product research and development	2,257	967	1,290	> 100%
Total operating expenses	15,660	9,846	5,814	59%
Operating profit (loss)	(414)	648	(1,062)	> 100%
Other income (expense), net	(2,960)	(587)	(2,373)	> 100%
Income tax expense	(164)	(33)	(131)	> 100%
Net earnings (loss)	$(3,538)	$28	$(3,566)	> 100%
Adjusted EBITDA(1)	$3,368	$3,221	$147	5%

_______________

(1)
Non-GAAP measure meaning earnings before interest, tax, depreciation, amortization, stock-based compensation expense, transactional and one-time costs. See “Use of Non-GAAP Financial Measures” below for additional information and reconciliation.

System Sales Revenues
System sales revenues consisted of the following (in thousands):

	Three Months Ended
	July 31, 2013	July 31, 2012	Change	% Change
System Sales (1):
Proprietary software	$1,894	$14	$1,880	> 100%
Term licenses	287	—	287	100%
Hardware & third party software	53	62	(9)	(15)%
Total System Sales Revenues	$2,234	$76	$2,158	> 100%

	Six Months Ended
	July 31, 2013	July 31, 2012	Change	% Change
System Sales (1):
Proprietary software	$1,973	$134	$1,839	> 100%
Term licenses	512	—	512	100%
Hardware & third party software	73	295	(222)	(75)%
Total System Sales Revenues	$2,558	$429	$2,129	> 100%

_______________

(1)	Proprietary software, hardware, and term licenses are the components of the system sales line item. Term licenses are comprised of Meta software only.

Proprietary software and term licenses — Proprietary software revenues recognized for the three and six months ended July 31, 2013 increased by $1,880,000, or over 100%, and $1,839,000, or over 100%, respectively, over the the prior comparable periods. These increases are attributable to a significant new sales in the Collabra suite during the second fiscal quarter. Recurring Collabra term license sales of $287,000 and $512,000 during the three and six month periods ended July 31, 2013, respectively, are incremental revenues provided by the acquired Meta operations.
Hardware and third party software — Revenues from hardware and third party software sales for the three and six months ended July 31, 2013 were $53,000, a decrease of $9,000, or 15%, and $73,000, a decrease of $222,000, or 75%, respectively, over the the prior comparable periods. These decreases are primarily attributable to a reduction in customer demand for third party peripheral devices as compared to the prior year comparable period.
Professional services — Revenues from professional services for the three and six months ended July 31, 2013 were $1,039,000, an increase of $98,000, or 10%, and $1,959,000, a decrease of $105,000, or 5%, respectively, from the prior comparable periods. Professional services provided by the acquired Meta operations for the three and six months ended July 31, 2013 were $507,000, and $885,000, respectively, and were offset by a decrease in legacy services due to the timing of which revenue could be recognized based on services performed.
Maintenance and support — Revenues from maintenance and support for the three and six months ended July 31, 2013 were $3,620,000, an increase of $1,323,000, or 58%, and $7,001,000, an increase of $2,352,000, or 51%, respectively, from the prior comparable periods. These increases result from revenue provided by the acquired Meta operations of $1,380,000 and $2,627,000 for the three and six months ended July 31, 2013, respectively, and were partially offset by planned attrition of certain perpetual license customers. Typically, maintenance renewals include a price increase based on the prevailing consumer price index, or increase in the product set purchased by the client.
Software as a Service (SaaS) — Revenues from SaaS for the three and six months ended July 31, 2013 were $1,880,000, an increase of $145,000, or 8%, and $3,729,000, an increase of $377,000, or 11%, respectively, from the prior comparable periods. These increases are attributable to the recognition of add-on SaaS contracts signed, primarily in our PFS-SaaS product line.

Cost of Sales
Cost of sales consisted of the following (in thousands):

	Three Months Ended
(in thousands):	July 31, 2013	July 31, 2012	Change	% Change
Cost of systems sales	$661	$532	$129	24%
Cost of professional services	1,267	503	764	> 100%
Cost of maintenance and support	795	706	89	13%
Cost of software as a service	515	617	(102)	(17)%
Total cost of sales	$3,238	$2,358	$880	37%

	Six Months Ended
(in thousands):	July 31, 2013	July 31, 2012	Change	% Change
Cost of systems sales	$1,300	$1,219	$81	7%
Cost of professional services	2,241	1,056	1,185	> 100%
Cost of maintenance and support	1,780	1,431	349	24%
Cost of software as a service	1,093	1,299	(206)	(16)%
Total cost of sales	$6,414	$5,005	$1,409	28%

The increases in cost of sales for the three and six months ended July 31, 2013 from the comparable periods are primarily the result of incremental operational costs incurred for the acquired Meta operations as well as the amortization of the internally-developed software acquired as part of the Meta acquisition.
Cost of systems sales includes amortization and impairment of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The relatively fixed cost of the capitalized software amortization, without the addition of any impairment charges, compared to the variable nature of system sales, causes these percentages to vary dramatically.
The cost of professional services includes compensation and benefits for personnel and related expenses. The increase in expense is primarily due to incremental operational costs associated with the acquired Meta operations, as well as increases in staffing for our PFS-SaaS services line.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third party maintenance contracts. The increase in expense is primarily due to incremental operational costs associated with the acquired Meta operations.
The cost of software as a service is relatively fixed, but subject to inflation for the goods and services it requires. The decreases are related to incremental data center costs that were incurred in the prior comparable periods that had no comparable expense for the three and six months ended July 31, 2013.
Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	July 31, 2013	July 31, 2012	Change	% Change
General and administrative expenses	$2,633	$1,658	$975	59%
Sales and marketing expenses	775	546	229	42%
Total selling, general, and administrative	$3,408	$2,204	$1,204	55%

	Six Months Ended
(in thousands):	July 31, 2013	July 31, 2012	Change	% Change
General and administrative expenses	$5,476	$2,852	$2,624	92%
Sales and marketing expenses	1,513	1,022	491	48%
Total selling, general, and administrative	$6,989	$3,874	$3,115	80%

General and administrative expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to the Company’s executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The increases over the prior year are primarily due to the incremental increase for general and administrative expenses associated with the acquired Meta operations. Amortization of intangible assets added incremental expense to the three and six months ended July 31, 2013 due to the amortization of assets acquired as part of the acquisition of Interpoint and Meta. The Company recognized approximately $315,000 and $629,000, respectively, in amortization expense for the three and six months ended July 31, 2013 for acquired intangible assets as compared to $22,000 and $25,000, respectively, in the prior comparable periods. The Company also incurred increased expense due to investor relations and acquisition search activities, as well as additional costs from executive severances and other costs associated with our corporate office move to Atlanta, Georgia.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to the Company’s sales and marketing staff; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses. The increase in sales and marketing expense reflects an increase in costs associated with increased trade show activity and other marketing programs.
Product Research and Development

	Three Months Ended
(in thousands):	July 31, 2013	July 31, 2012	Change	% Change
Research and development expense	$1,160	$511	$649	127%
Plus: Capitalized research and development cost	338	463	(125)	(27)%
Total R&D cost	$1,498	$974	$524	54%

	Six Months Ended
(in thousands):	July 31, 2013	July 31, 2012	Change	% Change
Research and development expense	$2,257	$967	$1,290	133%
Plus: Capitalized research and development cost	798	970	(172)	(18)%
Total R&D cost	$3,055	$1,937	$1,118	58%

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Research and development expense increased due to higher support for newly released software versions, which also decreased the number of hours available to be capitalized, which is reflected in the capitalized research and development costs. The acquired Meta operations contributed an incremental $383,000 and $768,000, respectively, in research and development expenses for the three and six months ended July 31, 2013. The hours available for capitalization decreased for the HIM product line, and costs not eligible for capitalization increased compared to the prior comparable periods. Research and development expenses for the six months ended July 31, 2013 and 2012, as a percentage of revenues, were 15% and 9%, respectively.
Other Income (Expense)
Interest expense for the three months ended July 31, 2013 and 2012 were $588,000 and $391,000, respectively, and $1,154,000 and $599,000, respectively, for the six months ended July 31, 2013 and 2012. Interest expense consists of interest and commitment fees on the line of credit, interest (including accruals for success fees) on the term loans entered into in conjunction with the Interpoint and Meta acquisitions, interest on the convertible note entered into in conjunction with the Interpoint acquisition, and is inclusive of deferred financing cost amortization expense. Interest expense increased for the three and six months ended July 31, 2013 over the prior comparable periods primarily because of the increases from the term loan interest and success fees, and amortization of deferred financing costs related to the Meta acquisition. The Company also recorded a valuation adjustment to its warrants liability, recorded as miscellaneous expense, of $1,025,000 and $1,670,000, respectively, for the three and six months ended July 31, 2013, using assumptions made by management to adjust to the current fair market value of the warrants at July 31, 2013.
Provision for Income Taxes
The Company recorded tax expense of $144,000 and $24,000, respectively, for the three months ended July 31, 2013 and 2012 and $164,000 and $33,000, respectively, for the six months ended July 31, 2013 and 2012, which is comprised of estimated federal, state and local tax provisions. Included in the second fiscal quarter 2013 tax expense is an expense of approximately $100,000 related to an immaterial error correction to the Company's January 31, 2013 net deferred tax liability related to the Interpoint acquisition. The Company concluded that the impact of the correction was not quantitatively and qualitatively material to the prior fiscal year end and the respective quarters ended in 2012 and 2013.
Backlog

	July 31, 2013	July 31, 2012
Company proprietary software	$2,873,000	$120,000
Hardware and third-party software	25,000	119,000
Professional services	7,765,000	4,678,000
Maintenance and support	24,094,000	17,332,000
Software as a service	17,123,000	9,937,000
Total	$51,880,000	$32,186,000

At July 31, 2013, the Company had master agreements and purchase orders from clients and remarketing partners for systems and related services which have not been delivered or installed which, if fully performed, would generate future revenues of approximately $51,880,000 compared with $32,186,000 at July 31, 2012.
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
Maintenance and support backlog consists of maintenance agreements for licenses of the Company’s proprietary software and third party hardware and software with clients and remarketing partners for which either an agreement has been signed or a purchase order under a master agreement has been received. The Company includes in backlog the signed agreements through their respective renewal dates. Typical maintenance contracts are for a one year term and are renewed annually. Clients typically prepay maintenance and support which is billed 30-60 days prior to the beginning of the maintenance period. Maintenance and support backlog at July 31, 2013 was $24,094,000 as compared to $17,332,000 at July 31, 2012. A significant portion of this increase is due to backlog added by Meta maintenance contracts. Additionally, as part of renewals contracts are typically subject to an annual increase in fees based on market rates and inflationary metrics.
At July 31, 2013, the Company had entered into software as a service agreements, which are expected to generate revenues of $17,123,000 through their respective renewal dates in fiscal years 2013 through 2018. Typical SaaS terms are one to seven years in length. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client, and ultimately the official go-live on the system. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period.

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
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share
The Company defines: (i) EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation, amortization, stock-based compensation expense, and transaction expenses and other one-time costs; (iii) Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net revenue; and (iv) Adjusted EBITDA per diluted share as Adjusted EBITDA divided by adjusted diluted shares outstanding. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the board and may be useful to investors in comparing the Company’s operating performance consistently over time as they remove the impact of our capital structure (primarily interest charges), asset base (primarily depreciation and amortization), items outside the control of the management team (taxes), and costs that we expect to be non-recurring including: transaction related expenses (such as professional and advisory services), corporate restructuring expenses (such as severances), and other operating costs that are expected to be non-recurring. Adjusted EBITDA removes the impact of share-based compensation expense, which is another non-cash item. Adjusted EBITDA per diluted share will include incremental shares in the share count that would be considered anti-dilutive in a GAAP net loss position.
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
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities, despite the advantages regarding the use and analysis of these measures as mentioned above. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share as disclosed in this quarterly report on Form 10-Q, have limitations as analytical tools, and you should not consider these measures in isolation, or as a substitute for analysis of Company results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA, and its variations are:

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
The following table reconciles net earnings (loss) to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share for the three and six months ended July 31, 2013 and 2012 (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
Adjusted EBITDA Reconciliation	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Net earnings (loss)	$(828)	$(463)	$(3,538)	$28
Interest expense	588	391	1,154	599
Income tax expense	144	24	164	33
Depreciation	167	183	338	363
Amortization of capitalized software development costs	701	580	1,396	1,223
Amortization of intangible assets	315	22	629	25
Amortization of other costs	17	—	28	—
EBITDA	1,104	737	171	2,271
Stock-based compensation expense	358	221	826	400
Associate severances and other costs relating to transactions or corporate restructuring	—	—	383	—
Non-cash valuation adjustments to assets and liabilities	1,025	—	1,670	—
Transaction related professional fees, advisory fees, and other internal direct costs	152	524	226	550
Other non-recurring operating expenses	43	—	92	—
Adjusted EBITDA	$2,682	$1,482	$3,368	$3,221
Adjusted EBITDA margin(1)	31%	29%	22%	16%

Earnings (loss) per share — diluted	$(0.07)	$(0.04)	$(0.31)	$0.00
Adjusted EBITDA per adjusted diluted share (2)	$0.15	$0.13	$0.19	$0.29
Diluted weighted average shares	12,861,715	11,316,083	12,698,094	10,936,752
Includable incremental shares — adjusted EBITDA(3)	5,122,243	321,857	5,167,025	—
Adjusted diluted shares	17,983,958	11,637,940	17,865,119	10,936,752
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
Liquidity and Capital Resources
The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development, capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, interest payments on debt, and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded by cash generated by operations and borrowings under credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash and cash equivalents balances at July 31, 2013 and January 31, 2013 were $5,356,000 and $7,500,000 , respectively. Continued expansion may require the Company to take on additional debt, or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.
Significant cash obligations

(in thousands)	As of July 31,	As of January 31,
	2013	2013
Term loans	$13,063	$13,688
Contingent consideration for earn-out (1)	1,359	1,320
Capital leases (2)	—	—
_______________

(1)	Estimated for financial disclosure purposes only. Please reference “Note F – Debt” in the Notes to the Condensed Consolidated Financial Statements for additional information.

(2)
We entered into a capital lease for computer equipment that will commence in the third quarter of fiscal 2013. The lease is for a 24-month period and we will be obligated to pay approximately $298,000 over that period.

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

Operating cash flow activities

(in thousands)	Six Month Ended
	July 31, 2013	July 31, 2012
Net earnings (loss)	$(3,538)	$28
Non-cash adjustments to net earnings (loss)	5,217	2,050
Cash impact of changes in assets and liabilities	(3,046)	1,090
Operating cash flow	$(1,367)	$3,168

Net cash (used in) provided by operating activities in fiscal 2013 decreased in the current year primarily due to a decrease in profitability and an increase in accounts receivables. This was offset primarily by non-cash increases from increases in amortization expenses from capitalized software development costs and intangible assets, increased share based compensation expense, and an increase to the warrant liability.
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
Investing cash flow activities

(in thousands)	Six Months Ended
	July 31, 2013	July 31, 2012
Purchases of property and equipment	$(94)	$(449)
Capitalized software development costs	(798)	(970)
Investing cash flow	$(892)	$(1,419)

The decrease in cash used for investing activities is primarily a result of a reduction in the hours available for capitalization, as well as a decrease in capital expenditures as compared to the prior comparable fiscal quarter. The Company estimates that to replicate its existing internally developed software would cost significantly more than the stated net book value of $12,218,000, including acquired internally developed software of Meta and Interpoint, at July 31, 2013. Many of the programs related to capitalized software development continue to have significant value to the Company’s current solutions and those under development, as the concepts, ideas, and software code are readily transferable and are incorporated into new solutions.
Financing cash flow activities

(in thousands)	Six Months Ended
	July 31, 2013	July 31, 2012
Principal repayments on term loans	$(625)	$—
Other	739	79
Financing cash flow	$114	$79

The increase in cash from financing activities was primarily the result of proceeds from the exercise of stock options, partially offset by repayments on the term loans.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this quarterly report on Form 10-Q.

Previously Reported Material Weakness in Internal Control over Financial Reporting
In connection with management's assessment of our internal control over financial reporting for the April 30, 2013 reporting period, we identified a material weakness in our internal control over financial reporting. The Company's policies and procedures did not provide for a sufficiently detailed review of contract terms. As a result, a few instances were identified during the first fiscal quarter related to the inaccurate application of U.S. generally accepted accounting principles (GAAP) with respect to certain contract terms. Following completion of the first fiscal quarter, we strengthened the depth of our internal financial team with the addition of a Chief Accounting Officer with significant industry and accounting experience. In addition, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with GAAP. Accordingly, we concluded that the material weakness was remediated.

Changes in Internal Control over Financial Reporting
Except as described above, there were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: September 13, 2013	By:	/S/ Robert E. Watson
Robert E. Watson Chief Executive Officer
DATE: September 13, 2013	By:	/S/ Nicholas A. Meeks
Nicholas A. Meeks Chief Financial Officer

INDEX TO EXHIBITS
EXHIBITS

Exhibit No.	Description of Exhibit
3.1(a)
Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc. (Incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996.)

3.1(b)
Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., Amendment No. 1. (Incorporated herein by reference to Exhibit 3.1(b) of the Quarterly Report on Form 10-Q, as filed with the Commission on September 8, 2006.)

3.1(c)
Streamline Health Solutions, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock (Incorporated herein by reference to Exhibit 10.8 of the Current Report on Form 8-K, as filed with the Commission on August 21, 2012.)

3.2
Bylaws of Streamline Health Solutions, Inc., as amended and restated on July 22, 2010 (Incorporated herein by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q, as filed with the Commission on September 9, 2010.)

10.1#
Separation Agreement dated May 22, 2013 between Streamline Health Solutions, Inc. and Stephen H. Murdock (Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed with the Commission on May 20, 2013.)

10.2#
Employment Agreement effective May 22, 2013 between Streamline Health Solutions, Inc. and Nicholas A. Meeks (Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed with the Commission on May 20, 2013.)

10.3*#	Employment Agreement as of February 3, 2012 between Streamline Health Solutions, Inc. and Michael A. Schiller
10.4*#	Amendment to Employment Agreement dated July 22, 2013 between Streamline Health Solutions, Inc. and Michael A. Schiller
10.5*#	Amendment to Employment Agreement dated July 22, 2013 between Streamline Health Solutions, Inc. and Matt S. Seefeld
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Streamline Health Solutions, Inc.'s Quarterly Report on Form 10-Q for the three month period ended July 31, 2013 filed with the SEC on September 13, 2013, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at July 31, 2013 and January 31, 2013, (ii) Condensed Consolidated Statements of Operations for three and six month periods ended July 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended July 31, 2013 and 2012, and (iv) Notes to the Condensed Consolidated Financial Statements.

_______________

*	Included herein

#	Management Contracts and Compensatory Arrangements.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1943, as amended, is 0-281