Form 10-Q
period 2013-10-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2013-12-17
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of December 12, 2013: 17,392,444

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$4,263,991	$7,500,256
Accounts receivable, net of allowance for doubtful accounts of $109,000 and $134,000, respectively	6,885,405	8,685,017
Contract receivables	1,387,147	1,481,819
Prepaid hardware and third party software for future delivery	25,463	22,777
Prepaid client maintenance contracts	1,230,073	1,080,330
Other prepaid assets	963,771	997,024
Other current assets	76,544	110,555
Total current assets	14,832,394	19,877,778
Non-current assets:
Property and equipment:
Computer equipment	3,496,270	3,420,452
Computer software	2,205,941	2,196,236
Office furniture, fixtures and equipment	886,664	843,274
Leasehold improvements	697,570	697,570
	7,286,445	7,157,532
Accumulated depreciation and amortization	(6,446,291)	(5,958,727)
Property and equipment, net	840,154	1,198,805
Contract receivables, less current portion	87,105	126,626
Capitalized software development costs, net of accumulated amortization of $19,551,000 and $17,465,000, respectively	11,777,539	12,816,486
Intangible assets, net	12,044,903	8,188,131
Deferred financing costs, net	243,622	541,740
Goodwill	12,344,199	12,133,304
Other	543,087	383,708
Total non-current assets	37,880,609	35,388,800
	$52,713,003	$55,266,578

See accompanying notes.

	October 31, 2013	January 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,601,279	$1,495,913
Accrued compensation	1,301,613	2,088,850
Accrued other expenses	1,838,952	1,325,039
Current portion of long-term debt	12,750,000	1,250,000
Deferred revenues	7,126,543	9,810,442
Current portion of consideration for earn-out	4,560,000	1,319,559
Current portion of deferred tax liability	—	35,619
Total current liabilities	29,178,387	17,325,422
Non-current liabilities:
Term loans	—	12,437,501
Warrants liability	6,393,435	3,649,349
Consideration for earn-out, less current portion	900,000	—
Royalty liability	2,225,000	—
Lease incentive liability, less current portion	81,228	99,579
Deferred income tax liability, less current portion	792,506	529,709
Total non-current liabilities	10,392,169	16,716,138
Total liabilities	39,570,556	34,041,560
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $9,749,985 redemption value, 4,000,000 shares authorized, 3,249,995 shares issued and outstanding, net of unamortized preferred stock discount of $2,400,475 and $4,234,269, respectively	7,578,465	7,765,716
Stockholders’ equity:
Common stock, $.01 par value per share, 25,000,000 shares authorized; 13,922,834 and 12,643,620 shares issued and outstanding, respectively	139,228	126,436
Convertible redeemable preferred stock, $.01 par value per share, 1,000,000 shares authorized, no shares issued	—	—
Additional paid in capital	51,040,745	49,178,389
Accumulated deficit	(45,615,991)	(35,845,523)
Total stockholders’ equity	5,563,982	13,459,302
	$52,713,003	$55,266,578

See accompanying notes.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended October 31,
(Unaudited)

	Three Months		Nine Months
	2013	2012	2013	2012
Revenues:
Systems sales	$347,532	$290,294	$2,905,846	$719,495
Professional services	966,962	1,089,814	2,925,553	3,153,672
Maintenance and support	3,523,551	3,148,442	10,524,595	7,797,263
Software as a service	1,893,489	2,005,813	5,622,237	5,358,120
Total revenues	6,731,534	6,534,363	21,978,231	17,028,550
Operating expenses:
Cost of systems sales	611,887	717,901	1,911,609	1,936,761
Cost of professional services	1,262,559	854,997	3,503,765	1,910,951
Cost of maintenance and support	739,887	918,750	2,519,952	2,349,745
Cost of software as a service	520,062	550,875	1,613,217	1,849,962
Selling, general and administrative	3,373,230	2,926,830	10,362,246	6,800,794
Research and development	1,370,178	866,659	3,627,336	1,833,865
Total operating expenses	7,877,803	6,836,012	23,538,125	16,682,078
Operating income (loss)	(1,146,269)	(301,649)	(1,559,894)	346,472
Other income (expense):
Interest expense	(580,390)	(895,142)	(1,734,763)	(1,494,161)
Miscellaneous income (expenses)	(4,510,439)	43,549	(6,316,867)	55,805
Loss before income taxes	(6,237,098)	(1,153,242)	(9,611,524)	(1,091,884)
Income tax benefit (expense)	4,680	3,552,879	(158,944)	3,519,879
Net earnings (loss)	$(6,232,418)	$2,399,637	$(9,770,468)	$2,427,995
Less: deemed dividends on Series A Preferred Shares	(374,162)	(139,133)	(731,309)	(139,133)
Net earnings (loss) attributable to common shareholders	$(6,606,580)	$2,260,504	$(10,501,777)	$2,288,862
Basic net earnings (loss) per common share	$(0.50)	$0.18	$(0.82)	$0.20
Number of shares used in basic per common share computation	13,257,943	12,393,352	12,884,711	11,346,428
Diluted net earnings (loss) per common share	$(0.50)	$0.15	$(0.82)	$0.18
Number of shares used in diluted per common share computation	13,257,943	15,365,238	12,884,711	12,417,256

See accompanying notes.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended October 31,
(Unaudited)

	2013	2012
Operating activities:
Net earnings (loss)	$(9,770,468)	$2,427,995
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	490,043	546,354
Amortization of capitalized software development costs	2,086,885	1,928,038
Amortization of intangible assets	946,228	256,976
Amortization of other deferred costs	296,942	227,881
Valuation adjustment for warrants liability	2,082,789	—
Deferred tax expense	150,634	(3,564,612)
Valuation adjustment for contingent earn-out	4,140,441	86,839
Net loss from conversion of convertible notes	—	56,682
Share-based compensation expense	1,203,919	645,407
Changes in assets and liabilities, net of assets acquired:
Accounts and contract receivables	2,509,842	(1,351,935)
Other assets	(627,883)	(482,785)
Accounts payable	87,014	(137,107)
Accrued expenses	(150,206)	947,630
Deferred revenues	(2,683,899)	881,677
Net cash provided by operating activities	762,281	2,469,040
Investing activities:
Purchases of property and equipment	(106,392)	(546,061)
Capitalization of software development costs	(1,047,938)	(1,571,420)
Payment for acquisition, net of working capital acquired	(3,000,000)	(12,161,634)
Net cash used in investing activities	(4,154,330)	(14,279,115)
Financing activities:
Net proceeds from term loan	—	9,880,000
Principal repayments on term loans	(937,501)	—
Payment of deferred financing costs	—	(1,246,107)
Proceeds from private placement	—	12,000,000
Payment of success fee	—	(700,000)
Proceeds from exercise of stock options and stock purchase plan	1,093,285	161,823
Net cash provided by financing activities	155,784	20,095,716
(Decrease) increase in cash and cash equivalents	(3,236,265)	8,285,641
Cash and cash equivalents at beginning of period	7,500,256	2,243,054
Cash and cash equivalents at end of period	$4,263,991	$10,528,695

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS
(Unaudited)

NOTE A — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (the "Company"), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U. S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the three and nine months ended October 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2014.

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of the Company’s long-term debt approximates fair value since the interest rates being paid on the amounts approximate the market interest rate. Long-term debt is classified as Level 2. The initial fair value of contingent consideration for earn-out and warrants liability is determined by management with the assistance of an independent third party valuation specialist. The Company used a Black-Scholes option pricing model to estimate the fair value of the contingent consideration for earn-out and warrants liability. The contingent consideration for earn-out and warrants liability are classified as Level 3.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
System Sales

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Maintenance and Support Services
The maintenance and support components are not essential to the functionality of the software, and clients renew maintenance contracts separately from software purchases at renewal rates materially similar to the initial rate charged for maintenance on the initial purchase of software. The Company uses VSOE of fair value to determine fair value of maintenance and support services. Rates are set based on market rates for these types of services, and the Company’s rates are comparable to rates charged by its competitors, which is based on the knowledge of the marketplace by senior management. Generally, maintenance and support is calculated as a percentage of the list price of the proprietary license being purchased by a client. Clients have the option of purchasing additional annual maintenance service renewals each year for which rates are not materially different from the initial rate, but typically include a nominal rate increase based on the consumer price index. Annual maintenance and support agreements entitle clients to technology support, upgrades, bug fixes and service packs.
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
Professional services components that are essential to the functionality of the software, and are not considered a separate unit of accounting, are recognized in revenue ratably over the life of the client, which approximates the duration of the initial contract term. The Company defers the associated direct costs for salaries and benefits expense for professional services contracts. As of October 31, 2013 and January 31, 2013, the Company had deferred costs of approximately $368,000 and $201,000, respectively. These deferred costs will be amortized over the identical term as the associated SaaS revenues. Accumulated amortization of these costs was approximately $85,000 and $35,000 as of October 31, 2013 and January 31, 2013, respectively.
The Company uses VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. The Company typically sells professional services on a fixed fee basis. The Company monitors projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.
Severances
From time to time, the Company will enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. For the three months ended October 31, 2013 and 2012 , the Company incurred approximately zero and $207,000 in severance expenses, respectively, and $380,000 and $277,000 for the nine months ended October 31, 2013 and 2012, respectively. At October 31, 2013 and January 31, 2013, the Company had accrued for $13,000 and $548,000 in severances, respectively.
Equity Awards

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. The Company incurred total compensation expense related to stock-based awards of $378,000 and $245,000 for the three months ended October 31, 2013 and 2012, respectively, and $1,204,000 and $645,000 for the nine months ended October 31, 2013 and 2012, respectively.
The fair value of the stock options granted have been estimated at the date of grant using a Black-Scholes option pricing model. The option pricing model inputs assumptions such as expected term, expected volatility, and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical data (such as, volatility factor, expected term, and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.
The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market close price per share on the day of grant. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically a one-year service period to the Company.
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
The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. As of October 31, 2013, the Company believes it has appropriately accounted for any uncertain tax positions. As part of the Meta acquisition (discussed at Note C, below), the Company assumed a current liability for an uncertain tax position, and expects to settle this amount in fiscal 2013. The Company has a $152,000 reserve for uncertain tax positions and corresponding interest and penalties as of both October 31, 2013 and January 31, 2013, respectively.
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

In accordance with ASC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses. For the three and nine months ended October 31, 2013, the unvested restricted stock awards and the Series A Preferred Stock were not deemed to be participating since there was a net loss from operations. For the three and nine months ended October

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

31, 2013, the effect of unvested restricted stock to the earnings per share calculation was immaterial. As of October 31, 2013, there were 3,249,995 shares of preferred stock outstanding, each share is convertible into one share of the Company's common stock. For the three and nine months ended October 31, 2013, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in diluted EPS and therefore, was not included in the calculation. As of October 31, 2013 and January 31, 2013, there were 29,698 and 137,327, respectively, unvested restricted shares of common stock outstanding. The unvested restricted shares at October 31, 2013 and January 31, 2013 were excluded from the calculation as their effect would have been antidilutive.
The following is the calculation of the basic and diluted net earnings (loss) per share of common stock:

	Three Months Ended
	October 31, 2013	October 31, 2012
Net earnings (loss)	$(6,232,418)	$2,399,637
Less: deemed dividends on Series A Preferred Stock	(374,162)	(139,133)
Net earnings (loss) attributable to common shareholders	$(6,606,580)	$2,260,504
Weighted average shares outstanding used in basic per common share computations	13,257,943	12,393,352
Stock options and restricted stock	—	2,971,886
Number of shares used in diluted per common share computation	13,257,943	15,365,238
Basic net earnings (loss) per share of common stock	$(0.50)	$0.18
Diluted net earnings (loss) per share of common stock	$(0.50)	$0.15

	Nine Months Ended
	October 31, 2013	October 31, 2012
Net earnings (loss)	$(9,770,468)	$2,427,995
Less: deemed dividends on Series A Preferred Stock	(731,309)	(139,133)
Net earnings (loss) attributable to common shareholders	$(10,501,777)	$2,288,862
Weighted average shares outstanding used in basic per common share computations	12,884,711	11,346,428
Stock options and restricted stock	—	1,070,828
Number of shares used in diluted per common share computation	12,884,711	12,417,256
Basic net earnings (loss) per share of common stock	$(0.82)	$0.20
Diluted net earnings (loss) per share of common stock	$(0.82)	$0.18

Diluted net earnings (loss) per share exclude the effect of 2,562,317 and 2,585,079 outstanding stock options for the three and nine months ended October 31, 2013 and 2012, respectively. The inclusion of these shares would be anti-dilutive. For the nine months ended October 31, 2013, the outstanding common stock warrants of 1,400,000 would have an anti-dilutive effect if included in diluted EPS and therefore, were not included in the calculation. There were no outstanding warrants as of October 31, 2012.
Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standard update relating to improving the reporting of reclassifications out of accumulated other comprehensive income. The update would require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The update is effective for reporting periods beginning after December 15, 2012. This standard did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2013, FASB issued an accounting standard update relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update amends existing GAAP that required in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. We do not expect any impact from this update on our financial statements.

NOTE C — ACQUISITIONS
On December 7, 2011, the Company completed the acquisition of substantially all of the assets of Interpoint Partners, LLC (“Interpoint”). This acquisition expanded the Company’s product offering into business intelligence and revenue cycle performance management. The purchase agreement included a contingent earn-out provision, which has a settlement value of $5,460,000 at October 31, 2013 and had an estimated value of $1,320,000 at January 31, 2013. The purchase agreement provided that the contingent earn-out was to be paid in cash or an additional convertible subordinated note based on the acquired Interpoint operations financial performance for the 12-month period beginning July 1, 2012 and ending June 30, 2013.

The Company has agreed to a final earn-out and will pay Interpoint an aggregate consideration consisting of $1,300,000 in cash, the issuance of 400,000 shares of Company common stock on January 1, 2014, and the issuance of an unsecured, subordinated three-year note in the amount of $900,000 that matures on November 1, 2016 and accrues interest on the unpaid principal amount actually outstanding at a per annum rate equal to 8%. The 400,000 shares were valued at October 31, 2013 based upon the closing price of the Company's common stock on that date.
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
The purchase price was subject to certain adjustments related principally to the delivered working capital level, which was settled in the third quarter of fiscal 2013, and/or indemnification provisions. As a result of the final working capital settlement, the Company has recorded in accounts receivable $378,000 as of October 31, 2013, with a corresponding reduction in goodwill. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 16, 2012
Assets purchased:
Cash	$1,126,000
Accounts receivable	2,300,000
Fixed assets	133,000
Other assets	513,000
Client relationships	4,464,000
Internally developed software	3,646,000
Trade name	1,588,000
Supplier agreements	1,582,000
Covenants not to compete	720,000
Goodwill(1)	8,073,000
Total assets purchased	$24,145,000
Liabilities assumed:
Accounts payable and Accrued liabilities	1,259,000
Deferred revenue obligation, net	3,494,000
Deferred tax liability	4,602,000
Net assets acquired	$14,790,000
Consideration:
Company common stock	$1,502,000
Cash paid	13,288,000
Total consideration	$14,790,000
 _______________

(1)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired, which is not deductible for tax purposes.

On October 25, 2013, the Company's wholly owned subsidiary, Streamline Health, Inc. ("Streamline"), entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center ("Montefiore") pursuant to which it acquired an exclusive, worldwide 15-year license from Montefiore of its proprietary clinical analytics platform solution, Clinical Looking Glass ("CLG").  In addition, Montefiore assigned to Streamline the existing license agreement with a customer using CLG.  As consideration under the Royalty Agreement, Streamline paid Montefiore a one-time initial base royalty fee of $3,000,000, as well as on-going quarterly royalty amounts related to future sublicensing of CLG by Streamline.  Additionally, Streamline has committed that Montefiore will receive at least an additional $3,000,000 of on-going royalty payments within the first six and one-half years of the license term.

The Montefiore agreements were accounted for as a business combination with the purchase price representing the $3,000,000 initial base royalty fee, plus the present value of the $3,000,000 on-going royalty payment commitment.The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimate fair values as of the acquisition date as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 25, 2013
Assets purchased:
License agreement	$4,166,000
Existing customer relationship	408,000
Covenant not to compete	129,000
Working capital	124,000
Other assets	126,000
Goodwill	272,000
Total assets purchased	$5,225,000
Consideration:
Cash paid	$3,000,000
Future royalty commitment	2,225,000
Total consideration	$5,225,000

NOTE D — DERIVATIVE LIABILITIES

In conjunction with the private placement investment, the Company issued common stock warrants exercisable for up to 1,200,000 shares of common stock at an exercise price of $3.99 per share. The warrants were initially classified in stockholders' equity as additional paid in capital at the allocated amount, net of allocated transaction costs, of approximately $1,425,000. Effective October 31, 2012, upon shareholder approval of anti-dilution provisions that reset the warrants' exercise price if a dilutive issuance occurs, the warrants were reclassified as non-current derivative liabilities. The fair value of the warrants was approximately $4,139,000 at October 31, 2012, with the difference between the fair value and carrying value recorded to additional paid in capital. Effective as of the reclassification as derivative liabilities, the warrants are re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period as a credit or charge to miscellaneous income (expense). The fair value of the warrants at October 31, 2013 was approximately $6,393,000, with the increase in fair value since January 31, 2013 of approximately $2,083,000 recognized as miscellaneous expense in the condensed consolidated statements of operations. The estimated fair value of the warrant liabilities as of October 31, 2013 was computed using a Black-Scholes option pricing model simulations based on the following assumptions: annual volatility of 58.77%; risk-free rate of 0.97%, dividend yield of 0.0% and expected life of approximately 4.30 years. The model also included assumptions to account for anti-dilutive provisions within the warrant agreement.

During the three months ended July 31 2013, the Company recorded an immaterial correction of an error regarding the valuation of its common stock warrants originated during the third quarter of fiscal 2012 in conjunction with its private placement investment. The Company concluded there was a cumulative $19,000 overstatement of the loss before income taxes on its condensed consolidated statement of operations for the fiscal year ended January 31, 2013, as previously reported. The aforementioned cumulative $19,000 overstatement has been recorded in the condensed consolidated statement of operations for the three months ended April 30, 2013. The January 31, 2013 condensed consolidated balance sheet, as previously reported, reflects a $51,000 overstatement of deferred financing costs, a cumulative $150,000 understatement of deemed dividends on Series A Preferred Stock, a $7,000 overstatement of the Series A preferred stock, and a $602,000 overstatement of additional paid in capital.

During the three months ended October 31, 2013, the Company recorded an immaterial correction of an error regarding a $188,145 fiscal second quarter 2013 understatement of deemed dividends on its Series A Preferred Stock, with an offsetting understatement of additional paid in capital. These aforementioned condensed consolidated balance sheet adjustments have been recorded on the April 30, 2013 and October 31, 2013 condensed consolidated balance sheets, respectively. The Company concluded that the impact of the corrections was neither quantitatively nor qualitatively material to the prior fiscal year or the respective quarters ended in fiscal years 2012 and 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E — LEASES
The Company rents office and data center space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2018. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows:

	Facilities	Equipment	Fiscal Year Totals
2013 (three months remaining)	$237,000	$39,000	$276,000
2014	717,000	151,000	868,000
2015	322,000	109,000	431,000
2016	162,000	2,000	164,000
2017	167,000	—	167,000
2018	85,000	—	85,000
Total	$1,690,000	$301,000	$1,991,000

Rent and leasing expense for facilities and equipment was approximately $324,000 and $256,000 for the three months ended October 31, 2013 and 2012, respectively, and $877,000 and $702,000 for the nine months ended October 31, 2013 and 2012, respectively.

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

Effective December 13, 2013, the Company amended and restated the senior credit agreement and amended the subordinated credit agreement to increase the senior term loan to $8.5 million, extend the maturity of the senior term loan and the revolving line of credit to December 1, 2018 and December 1, 2015, respectively, reduce the interest rates and revise the financial covenants. The subordinated term loan matures on August 16, 2014. The loans are secured by substantially all of the Company's assets. The senior term loan principal balance is payable in monthly installments of approximately $101,000 commencing in January 2014, and will continue through the maturity date, with the full remaining unpaid principal balance due at maturity. The entire unpaid principal balance of the subordinated term loan is due at maturity. Borrowings under the senior term loan bear interest at a rate of LIBOR (0.17% at October 31, 2013) plus 4.75%, and borrowings under the subordinated term loan bear interest at 10% from August 16, 2012 and thereafter. Accrued and unpaid interest on the senior and subordinated term loans is due monthly through maturity. Borrowings under the revolving loan bear interest at a rate equal to LIBOR plus 3.50%. A commitment fee of 0.40% will be incurred on the unused revolving line of credit balance, and is payable monthly. As of October 31, 2013, the Company had no outstanding borrowings under the line of credit, and had accrued approximately $3,000 in unused balance commitment fees. The original proceeds of these loans were used to finance the cash portion of the acquisition purchase price and to cover any additional operating costs as a result of the Meta acquisition. A portion of the new senior term loan was used to refinance the previously outstanding $5,000,000 senior term loan. The Company will pay a commitment fee in connection with the new senior term loan of $100,000, which will be included in deferred financing costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant covenants as set forth in the term loans and line of credit are as follows: (i) maintain adjusted EBITDA as of the end of the fiscal quarter on a trailing four fiscal quarter basis greater than: $5,000,000, (after consideration of certain acquisition and transaction costs), on January 31, 2014 and thereafter; (ii) maintain a fixed charge coverage ratio for the fiscal quarter ending January 31, 2013 and each fiscal quarter thereafter of not less than 1.20:1 calculated quarterly on a trailing four quarter basis thereafter; (iii) on a consolidated basis, maintain ratio of funded debt and senior funded debt to adjusted EBITDA as of the end of any fiscal quarter less than 3.5:1 and 2.5:1, respectively, calculated quarterly on a trailing four fiscal quarter basis beginning January 31, 2014. The Company is in compliance with all financial covenants applicable for the period ended October 31, 2013.
Outstanding principal balances on long-term debt consisted of the following at:

	October 31, 2013	January 31, 2013
Senior term loan	$3,750,000	$4,688,000
Subordinated term loan	9,000,000	9,000,000
Total	12,750,000	13,688,000
Less: Current portion	12,750,000	1,250,000
Non-current portion of long-term debt	$—	$12,438,000
Future principal repayments of long-term debt consisted of the following at October 31, 2013:

	Payments Due by Period
	2013	2014
Senior term loan	$312,000	$3,438,000
Subordinated term loan	—	9,000,000
Total principal repayments	$312,000	$12,438,000
As discussed below, the Company issued an unsecured, subordinated three-year note, in the amount of $900,000 that matures on November 1, 2016 and accrues interest on the unpaid principal amount actually outstanding at a per annum rate equal to 8%. The promissory note was issued November 20, 2013 and has annual principal payments of $300,000 due on November 1, 2014, 2015 and 2016.
Contingent Earn-Out Provision
As part of the asset purchase, Interpoint is entitled to receive additional consideration contingent upon certain financial performance measurements during a one year earn-out period commencing July 1, 2012 and ending on June 30, 2013. The earn-out consideration is calculated as twice the recurring revenue for the earn-out period recognized by the acquired Interpoint operations from specific contracts defined in the asset purchase agreement, plus one times Interpoint revenue derived from the Company's customers, less $3,500,000. The earn-out consideration, if any, was due no later than July 31, 2013 in cash or through the issuance of a note with terms identical to the terms of the Convertible Note (which was converted on June 15, 2012, see "Note F - Debt" in the Notes to the Consolidated Financial Statements as part of the annual report on Form 10-K for the year ended January 31, 2013), except with respect to issue date, conversion date and prepayment date. The earn-out note restricts conversion or prepayment at any time prior to the one year anniversary of the issue date.

The Company has agreed to a final earn-out and will pay Interpoint an aggregate consideration consisting of $1,300,000 in cash, the issuance of 400,000 shares of Company common stock on January 1, 2014, and the issuance of an unsecured, subordinated three-year note in the amount of $900,000 that matures on November 1, 2016 and accrues interest on the unpaid principal amount actually outstanding at a per annum rate equal to 8%. The 400,000 shares were valued at October 31, 2013 based upon the closing price of the Company's common stock on that date.

As of October 31, 2013, the Company calculated the payment obligation in connection with the earn-out to be $5,460,000. As of January 31, 2013, the Company estimated the payment obligation to be $1,320,000. A cumulative change in value of the earn-out of $4,140,000 was recorded for the nine months ended October 31, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G — STOCKHOLDERS' EQUITY

In October 2013, 750,000 shares of the Company's Series A Convertible Preferred Stock were converted into Common Stock. As a result, Series A Convertible Preferred Stock was reduced by $919,000, with the offsetting increase to Common Stock and Additional Paid in Capital. As of October 31, 2013, 3,249,995 shares of Series A Convertible Preferred Stock remained outstanding.

On November 27, 2013, the Company closed its public offering of3,450,000shares of the Company’s common stock, including 450,000 shares issued in connection with an overallotment option exercised by the underwriters, at a price to the public of $6.50 per share. Aggregate net proceeds from the offering were approximately $20,345,000 after deducting $1,680,00 in underwriting discounts and commissions, and estimated offering expenses payable by the Company of approximately $400,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H — INCOME TAXES
Income tax expense consists of federal, state and local tax provisions. For the nine months ended October 31, 2013 and 2012, the Company recorded federal tax provisions of $126,000 and $(3,565,000), respectively. For the nine months ended October 31, 2013 and 2012, the Company recorded state and local tax provisions of $33,000 and $30,000, respectively. Included in the second fiscal quarter 2013 tax expense is an expense of approximately $100,000 related to an immaterial error correction to the Company's January 31, 2013 net deferred tax liability related to the Interpoint acquisition. The Company concluded that the impact of the correction was not quantitatively and qualitatively material to the prior fiscal year end and the respective quarters ended in 2012 and 2013.

NOTE I — SUBSEQUENT EVENTS

    On November 14, 2013, the Company announced that it has signed letters of intent to purchase two companies to augment its existing solutions across the entire patient experience.   The transactions are subject to the negotiation and execution of definitive acquisition agreements and the satisfaction of typical and customary closing conditions, including approval of the respective Boards of Directors of the Company and the targets and the targets’ shareholders. There can be no assurance as to whether or when the acquisitions may be completed or as to the actual terms of the acquisitions.

The transaction expected to close first in the fiscal fourth quarter of 2013 would add patient access and scheduling capabilities.  The target company sells these solutions generally under a perpetual license model, however the Company intends to transition this revenue stream into a SaaS-based model much like the Company has done with that of Meta. For the twelve months ended June 30, 2013, total revenues were $3.9 million of which $3.2 million were recurring. The letter of intent provides that at closing the Company would pay approximately $6.5 million in cash for the target company.

The second transaction, which is in the due diligence stage, is expected to close in the fiscal fourth quarter of 2013 or in the fiscal first quarter of 2014, and would add additional financial and operational analytics to the Company’s existing suite of solutions. The letter of intent provides that at closing the Company anticipates paying approximately $13.75 million in a combination of cash and shares of the Company’s common stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In addition to historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements relating to plans, strategies, expectations, intentions, etc. of Streamline Health Solutions, Inc. (“we”, “us”, “our”, or the "Company") and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are no guarantee of future performance and are subject to certain risks and uncertainties that are difficult to predict and actual results could differ materially from those reflected in the forward-looking statements. These risks and uncertainties include, but are not limited to, the timing of contract negotiations and execution of contracts and the related timing of the revenue recognition related thereto, the potential cancellation of existing contracts or clients not completing projects included in the backlog, the impact of competitive solutions and pricing, solution demand and market acceptance, new solution development, key strategic alliances with vendors that resell the Company’s solutions, the ability of the Company to control costs, availability of solutions from third party vendors, the healthcare regulatory environment, potential changes in legislation, regulation and government funding affecting the healthcare industry, healthcare information systems budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results, effects of critical accounting policies and judgments, changes in accounting policies or procedures as may be required by the Financial Accountings Standards Board or other similar entities, changes in economic, business and market conditions impacting the healthcare industry generally and the markets in which the Company operates and nationally, and the Company’s ability to maintain compliance with the terms of its credit facilities, and other risk factors that might cause such differences including those discussed herein, including, but not limited to, discussions in the sections entitled Part I, “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date thereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission, including the annual report on Form 10-K, quarterly reports on Form 10-Q and any current reports on Form 8-K.

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on From 10-Q.

Results of Operations
Acquisition of Meta Health Technology, Inc.
On August 16, 2012, the Company acquired substantially all of the outstanding stock of Meta Health Technology, Inc., a New York corporation (“Meta”). The Company paid a total purchase price of approximately $14,790,000, consisting of a cash payment of $13,288,000 and the issuance of 393,086 shares of our common stock at an agreed upon price of $4.07 per share. The fair value of the common stock at the date of issuance was $3.82. As of October 31, 2012, the Company had acquired 100% of Meta’s outstanding shares. The purchase price was subject to certain adjustments related principally to the delivered working capital level, which was settled in the fourth quarter of fiscal 2013, and/or indemnification provisions. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The operations of Meta are consolidated with the results of the Company from August 16, 2012.
Statement of Operations for the three and nine months ended October 31, 2013 and 2012 (amounts in thousands):

	Three Months Ended
	October 31, 2013	October 31, 2012	Change	% Change
Systems sales	$348	$290	$58	20%
Professional services	967	1,090	(123)	(11)%
Maintenance and support	3,524	3,148	376	12%
Software as a service	1,893	2,006	(113)	(6)%
Total revenues	6,732	6,534	198	3%
Cost of sales	3,135	3,042	93	3%
Selling, general and administrative	3,373	2,927	446	15%
Product research and development	1,370	867	503	58%
Total operating expenses	7,878	6,836	1,042	15%
Operating loss	(1,146)	(302)	(844)	> 100%
Other expense, net	(5,091)	(851)	(4,240)	> 100%
Income tax benefit	5	3,553	(3,548)	(100)%
Net earnings (loss)	$(6,232)	$2,400	$(8,632)	> 100%
Adjusted EBITDA(1)	$553	$1,602	$(1,049)	(65)%

	Nine Months Ended
	October 31, 2013	October 31, 2012	Change	% Change
Systems sales	$2,906	$719	$2,187	> 100%
Professional services	2,925	3,154	(229)	(7)%
Maintenance and support	10,525	7,797	2,728	35%
Software as a service	5,622	5,358	264	5%
Total revenues	21,978	17,028	4,950	29%
Cost of sales	9,549	8,047	1,502	19%
Selling, general and administrative	10,362	6,801	3,561	52%
Product research and development	3,627	1,834	1,793	98%
Total operating expenses	23,538	16,682	6,856	41%
Operating profit (loss)	(1,560)	346	(1,906)	> 100%
Other income (expense), net	(8,051)	(1,438)	(6,613)	> 100%
Income tax expense	(159)	3,520	(3,679)	> 100%
Net earnings (loss)	$(9,770)	$2,428	$(12,198)	> 100%
Adjusted EBITDA(1)	$3,920	$4,822	$(902)	(19)%

_______________

(1)
Non-GAAP measure meaning earnings before interest, tax, depreciation, amortization, stock-based compensation expense, transactional and one-time costs. See “Use of Non-GAAP Financial Measures” below for additional information and reconciliation.

System Sales Revenues
System sales revenues consisted of the following (in thousands):

	Three Months Ended
	October 31, 2013	October 31, 2012	Change	% Change
System Sales (1):
Proprietary software	$128	$27	$101	> 100%
Term licenses	217	144	73	51%
Hardware & third party software	3	119	(116)	(97)%
Total System Sales Revenues	$348	$290	$58	20%

	Nine Months Ended
	October 31, 2013	October 31, 2012	Change	% Change
System Sales (1):
Proprietary software	$2,099	$162	$1,937	> 100%
Term licenses	730	144	586	> 100%
Hardware & third party software	77	413	(336)	(81)%
Total System Sales Revenues	$2,906	$719	$2,187	> 100%
_______________

(1)	Proprietary software, hardware, and term licenses are the components of the system sales line item. Term licenses are comprised of Meta software only.

Proprietary software and term licenses — Proprietary software revenues recognized for the three and nine months ended October 31, 2013 increased by $101,000, or over 100%, and $1,937,000, or over 100%, respectively, over the the prior comparable periods. The nine-month period increase is attributable to a significant new sales in the Collabra suite during the second fiscal quarter. Recurring Collabra term license sales of $217,000 and $730,000 during the three and nine month periods ended October 31, 2013, respectively, are incremental revenues provided by the acquired Meta operations.
Hardware and third party software — Revenues from hardware and third party software sales for the three and nine months ended October 31, 2013 were $3,000, a decrease of $116,000, or 97%, and $77,000, a decrease of $336,000, or 81%, respectively, over the the prior comparable periods. These decreases are primarily attributable to a reduction in customer demand for third party peripheral devices as compared to the prior year comparable period.
Professional services — Revenues from professional services for the three and nine months ended October 31, 2013 were $967,000, a decrease of $123,000, or 11%, and $2,926,000, a decrease of $228,000, or 7%, respectively, from the prior comparable periods. Professional services provided by the acquired Meta operations for the nine months ended October 31, 2013 were $1,319,000, and were offset by a decrease in legacy services due to the timing of which revenue could be recognized based on services performed.
Maintenance and support — Revenues from maintenance and support for the three and nine months ended October 31, 2013 were $3,524,000, an increase of $375,000, or 12%, and $10,525,000, an increase of $2,727,000, or 35%, respectively, from the prior comparable periods. The nine-month period increase results largely from revenue provided by the acquired Meta operations (acquired in August 2012) of $4,042,000 for the nine months ended October 31, 2013 and was partially offset by planned attrition of certain perpetual license customers. Typically, maintenance renewals include a price increase based on the prevailing consumer price index.
Software as a Service (SaaS) — Revenues from SaaS for the three and nine months ended October 31, 2013 were $1,893,000, a decrease of $112,000, or 6%, and $5,622,000, an increase of $264,000, or 5%, respectively, from the prior comparable periods. The decrease during the three-month period ended October 31, 2013 resulted from the expiration of certain customer agreements. The nine-month period increase is attributable to the recognition of add-on SaaS contracts signed, primarily in our Opportunity AnyWare product line.

Cost of Sales
Cost of sales consisted of the following (in thousands):

	Three Months Ended
(in thousands):	October 31, 2013	October 31, 2012	Change	% Change
Cost of systems sales	$612	$718	$(106)	(15)%
Cost of professional services	1,262	855	407	48%
Cost of maintenance and support	740	918	(178)	(19)%
Cost of software as a service	520	551	(31)	(6)%
Total cost of sales	$3,134	$3,042	$92	3%

	Nine Months Ended
(in thousands):	October 31, 2013	October 31, 2012	Change	% Change
Cost of systems sales	$1,912	$1,937	$(25)	(1)%
Cost of professional services	3,504	1,911	1,593	83%
Cost of maintenance and support	2,520	2,350	170	7%
Cost of software as a service	1,613	1,850	(237)	(13)%
Total cost of sales	$9,549	$8,048	$1,501	19%

The increases in cost of sales for the three and nine months ended October 31, 2013 from the comparable periods are primarily the result of incremental operational costs incurred for the acquired Meta operations as well as the amortization of the internally-developed software acquired as part of the Meta acquisition.
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
The cost of professional services includes compensation and benefits for personnel and related expenses. The increase in expense is primarily due to incremental operational costs associated with the acquired Meta operations, as well as increases in staffing for our Opportunity AnyWare services line.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third party maintenance contracts. The increase in expense is primarily due to incremental operational costs associated with the acquired Meta operations.
The cost of software as a service is relatively fixed, but subject to inflation for the goods and services it requires. The decreases are related to incremental data center costs that were incurred in the prior comparable periods that had no comparable expense for the three and nine months ended October 31, 2013.
Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	October 31, 2013	October 31, 2012	Change	% Change
General and administrative expenses	$2,519	$2,263	$256	11%
Sales and marketing expenses	854	664	190	29%
Total selling, general, and administrative	$3,373	$2,927	$446	15%

	Nine Months Ended
(in thousands):	October 31, 2013	October 31, 2012	Change	% Change
General and administrative expenses	$7,995	$5,116	$2,879	56%
Sales and marketing expenses	2,367	1,685	682	40%
Total selling, general, and administrative	$10,362	$6,801	$3,561	52%

General and administrative expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to the Company’s executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The increases over the prior year are primarily due to the incremental increase for general and administrative expenses associated with the acquired Meta operations. Amortization of intangible assets added incremental expense to the three and nine months ended October 31, 2013 due to the amortization of assets acquired as part of the acquisition of Interpoint and Meta. The Company recognized approximately $315,000 and $946,000, respectively, in amortization expense for the three and nine months ended October 31, 2013 for acquired intangible assets as compared to $250,000 and $276,000, respectively, in the prior comparable periods. The Company also incurred increased expense due to investor relations and acquisition search activities, as well as additional costs from executive severances and other costs associated with our corporate office move to Atlanta, Georgia.
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
Product Research and Development

	Three Months Ended
(in thousands):	October 31, 2013	October 31, 2012	Change	% Change
Research and development expense	$1,370	$867	$503	58%
Plus: Capitalized research and development cost	250	601	(351)	(58)%
Total R&D cost	$1,620	$1,468	$152	10%

	Nine Months Ended
(in thousands):	October 31, 2013	October 31, 2012	Change	% Change
Research and development expense	$3,627	$1,834	$1,793	98%
Plus: Capitalized research and development cost	1,048	1,571	(523)	(33)%
Total R&D cost	$4,675	$3,405	$1,270	37%

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Research and development expense increased due to higher support for newly released software versions, which also decreased the number of hours available to be capitalized, which is reflected in the capitalized research and development costs. The acquired Meta operations contributed an incremental $524,000 and $1,292,500, respectively, in research and development expenses for the three and nine months ended October 31, 2013. The hours available for capitalization decreased for the HIM product line, and costs not eligible for capitalization increased compared to the prior comparable periods. Research and development expenses for the nine months ended October 31, 2013 and 2012, as a percentage of revenues, were 17% and 11%, respectively.
Other Income (Expense)
Interest expense for the three months ended October 31, 2013 and 2012 were $580,000 and $895,000, respectively, and $1,735,000 and $1,494,000, respectively, for the nine months ended October 31, 2013 and 2012. Interest expense consists of interest and commitment fees on the line of credit, interest (including accruals for success fees) on the term loans entered into in conjunction with the Interpoint and Meta acquisitions, interest on the convertible note entered into in conjunction with the Interpoint acquisition, and is inclusive of deferred financing cost amortization expense. Interest expense decreased for the three months ended October 31, 2013 over the prior comparable period due to of the interest accrued on the convertible note entered into in conjunction with the Meta Acquisition, which was converted into shares of preferred stock on November, 1 2012. Interest expense increased for the nine months ended October 31, 2013 over the prior comparable period primarily due to increases from the term loan interest and success fees, and amortization of deferred financing costs related to the Meta acquisition. The Company also recorded a valuation adjustment to its warrants liability, recorded as miscellaneous expense, of $412,000 and $2,083,000, respectively, for the three and nine months ended October 31, 2013, using assumptions made by management to adjust to the current fair market value of the warrants at October 31, 2013.
Provision for Income Taxes
The Company recorded tax expense (benefit) of $(5,000) and $12,000, respectively, for the three months ended October 31, 2013 and 2012 and $159,000 and $45,000, respectively, for the nine months ended October 31, 2013 and 2012, which is comprised of estimated federal, state and local tax provisions. Included in the nine months ended October 31, 2013, tax expense of approximately $100,000 from the second fiscal quarter related to an immaterial error correction to the Company's January 31, 2013 net deferred tax liability related to the Interpoint acquisition. The Company concluded that the impact of the correction was neither quantitatively nor qualitatively material to the prior fiscal year end or the respective quarters ended in 2012 and 2013.
Backlog

	October 31, 2013	October 31, 2012
Company proprietary software	$2,529,000	$3,650,000
Hardware and third-party software	20,000	84,000
Professional services	7,141,000	4,348,000
Maintenance and support	28,234,000	21,535,000
Software as a service	17,087,000	19,117,000
Total	$55,011,000	$48,734,000

At October 31, 2013, the Company had master agreements and purchase orders from clients and remarketing partners for systems and related services which have not been delivered or installed which, if fully performed, would generate future revenues of approximately $55,011,000 compared with $48,734,000 at October 31, 2012.
The Company’s proprietary software backlog consists primarily of signed agreements to purchase software licenses and term licenses.
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
Maintenance and support backlog consists of maintenance agreements for licenses of the Company’s proprietary software and third party hardware and software with clients and remarketing partners for which either an agreement has been signed or a purchase order under a master agreement has been received. The Company includes in backlog the signed agreements through their respective renewal dates. Typical maintenance contracts are for a one year term and are renewed annually. Clients typically prepay maintenance and support which is billed 30-60 days prior to the beginning of the maintenance period. Maintenance and support backlog at October 31, 2013 was $28,234,000 as compared to $21,535,000 at October 31, 2012. A significant portion of this increase is due to backlog added by Meta maintenance contracts. Additionally, as part of renewals contracts are typically subject to an annual increase in fees based on market rates and inflationary metrics.
At October 31, 2013, the Company had entered into software as a service agreements, which are expected to generate revenues of $17,087,000 through their respective renewal dates in fiscal years 2013 through 2018. Typical SaaS terms are one to seven years in length. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client, and ultimately the official go-live on the system. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period.
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

The following table reconciles net earnings (loss) to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share for the three and nine months ended October 31, 2013 and 2012 (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
Adjusted EBITDA Reconciliation	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Net earnings (loss)	$(6,232)	$2,400	$(9,770)	$2,428
Interest expense	580	895	1,735	1,494
Income tax expense (benefit)	(5)	(3,553)	159	(3,520)
Depreciation	152	184	490	547
Amortization of capitalized software development costs	691	708	2,087	1,928
Amortization of intangible assets	314	229	946	257
Amortization of other costs	23	—	47	—
EBITDA	(4,477)	863	(4,306)	3,134
Stock-based compensation expense	378	245	1,204	645
Associate severances and other costs relating to transactions or corporate restructuring	—	—	383	—
Non-cash valuation adjustments to assets and liabilities	4,514	—	6,223	—
Transaction related professional fees, advisory fees, and other internal direct costs	138	494	363	1,043
Other non-recurring operating expenses	—	—	53	—
Adjusted EBITDA	$553	$1,602	$3,920	$4,822
Adjusted EBITDA margin(1)	8%	25%	18%	28%

Earnings (loss) per share — diluted	$(0.50)	$0.15	$(0.82)	$0.18
Adjusted EBITDA per adjusted diluted share (2)	$0.03	$0.10	$0.22	$0.39
Diluted weighted average shares	13,257,943	15,365,238	12,884,711	12,417,256
Includable incremental shares — adjusted EBITDA(3)	5,058,763	—	5,130,937	—
Adjusted diluted shares	18,316,706	15,365,238	18,015,648	12,417,256
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
Liquidity and Capital Resources
The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development, capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, interest payments on debt, and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded by cash generated by operations and borrowings under credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash and cash equivalents balances at October 31, 2013 and January 31, 2013 were $4,264,000 and $7,500,000 , respectively. Continued expansion may require the Company to take on additional debt, or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.
Significant cash obligations

(in thousands)	As of October 31,	As of January 31,
	2013	2013
Term loans (1)	$12,750	$13,688
Interpoint Partners note payable (1)	900	—
Interpoint Partners earn-out (1)	1,300	1,320
Capital leases (2)	284	—
_______________

(1)	Reference “Note F – Debt” in the Notes to the Condensed Consolidated Financial Statements for additional information.

(2)
The Company entered into a capital lease for computer equipment that will commence November 1, 2013. The lease is for a 24-month period and we will be obligated to pay approximately $284,000 over that period.

Operating cash flow activities

(in thousands)	Nine Month Ended
	October 31, 2013	October 31, 2012
Net earnings (loss)	$(9,770)	$2,428
Non-cash adjustments to net earnings (loss)	11,398	184
Cash impact of changes in assets and liabilities	(866)	(143)
Operating cash flow	$762	$2,469

Net cash provided by operating activities in fiscal 2013 decreased in the current year primarily due to a decrease in profitability, offset by several non-cash valuation adjustments. Additional non-cash adjustments include amortization expense from capitalized software development costs and intangible assets and an increased share based compensation expense.
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
Investing cash flow activities

(in thousands)	Nine Months Ended
	October 31, 2013	October 31, 2012
Purchases of property and equipment	$(106)	$(546)
Capitalized software development costs	(1,048)	(1,571)
Payments for acquisitions	(3,000)	(12,162)
Investing cash flow	$(4,154)	$(14,279)
The decrease in cash used for investing activities is primarily a result of a reduction in the hours eligible for capitalization, as well as a decrease in capital expenditures as compared to the prior comparable fiscal quarter. The Company estimates that to replicate its existing internally developed software would cost significantly more than the stated net book value of $11,778,000, including acquired internally developed software of Meta and Interpoint, at October 31, 2013. Many of the programs related to capitalized software development continue to have significant value to the Company’s current solutions and those under development, as the concepts, ideas, and software code are readily transferable and are incorporated into new solutions.
Financing cash flow activities

(in thousands)	Nine Months Ended
	October 31, 2013	October 31, 2012
Net change in borrowings	$(938)	$9,880
Proceeds from the exercise of stock options and stock purchase plans	1,094	162
Payment of deferred financing costs	—	(1,246)
Proceeds from private placement	—	12,000
Payment of success fee	—	(700)
Financing cash flow	$156	$20,096
The decrease in cash from financing activities was primarily the result of proceeds from the private placement during the nine months ended October 31, 2012 and the net change in borrowings, offset by an increase in proceeds from the exercise of stock options.

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

Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: December 16, 2013	By:	/S/ Robert E. Watson
Robert E. Watson Chief Executive Officer
DATE: December 16, 2013	By:	/S/ Nicholas A. Meeks
Nicholas A. Meeks Chief Financial Officer

INDEX TO EXHIBITS
EXHIBITS

Exhibit No.	Description of Exhibit
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

10.1*#	Employment Agreement dated September 8, 2013 between Streamline Health Solutions, Inc. and Jack W. Kennedy Jr.
10.2*	Software License and Royalty Agreement dated October 25, 2013 between Streamline Health, Inc. and Montefiore Medical Center
10.3*
Settlement Agreement and Mutual Release dated as of November 20, 2013 by and among Streamline Health Solutions, Inc., IPP Acquisition, LLC, IPP Holding Company, LLC, W. Ray Cross, as seller representative, and each of the members of IPP Holding Company, LLC named therein

10.4*	Subordinated Promissory Note dated November 20, 2013 made by IPP Acquisition, LLC and Streamline Health Solutions, Inc.
10.5*	Amended and Restated Senior Credit Agreement dated as of December 13, 2013 by and between Streamline Health, Inc. and Fifth Third Bank
10.6*	Amendment No. 3 to Subordinated Credit Agreement dated as of December 13, 2013 by and between Streamline Health, Inc. and Fifth Third Bank
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Streamline Health Solutions, Inc.'s Quarterly Report on Form 10-Q for the three month period ended October 31, 2013 filed with the SEC on December 16, 2013, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at October 31, 2013 and January 31, 2013, (ii) Condensed Consolidated Statements of Operations for three and nine month periods ended October 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine month periods ended October 31, 2013 and 2012, and (iv) Notes to the Condensed Consolidated Financial Statements.

_______________

*	Included herein

#	Management Contracts and Compensatory Arrangements.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1943, as amended, is 0-281