Form 10-K
period 2014-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2014-06-13
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 0-28132

STREAMLINE HEALTH SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1455414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1230 Peachtree Street, NE, Suite 600,
Atlanta, GA 30309
(Address of principal executive offices) (Zip Code)
(404) 446-2052
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value
(Title of Class)
The NASDAQ Stock Market, Inc.
(Name of exchange on which listed)
Securities registered pursuant to Section 12(g) of the Act:
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing price as reported by The NASDAQ Stock Market, Inc. for the Registrant’s Common Stock on July 31, 2013, was $88,606,933.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of May 22, 2014: 18,176,120

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. In this Report, both Part I, Item 1, “Business,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue, income, receivables, backlog, client attrition, acquisitions and other growth opportunities, sources of funding operations and acquisitions, the timing and closing of the asset acquisition from CentraMed, Inc., the sufficiency of available liquidity, research and development, and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part I, Item 1A, and the other cautionary statements in other documents we file with the SEC, including the following:

•	competitive products and pricing;

•	product demand and market acceptance;

•	new product development;

•	key strategic alliances with vendors that resell our products;

•	our ability to control costs;

•	availability of products produced by third party vendors;

•	the healthcare regulatory environment;

•	potential changes in legislation, regulation and government funding affecting the healthcare industry;

•	healthcare information systems budgets;

•	availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems;

•	fluctuations in operating results;

•	critical accounting policies and judgments;

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other standard-setting organization;

•	changes in economic, business and market conditions impacting the healthcare industry, the markets in which we operate and nationally; and

•	our ability to maintain compliance with the terms of our credit facilities.

Most of these factors are beyond our ability to predict or control. Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of our forward-looking statements. There also are other factors that we may not describe (generally because we currently do not perceive them to be material) that could cause actual results to differ materially from our expectations.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.    Business

Company Overview

Founded in 1989, the Company is a leading provider of transformational data-driven solutions for healthcare organizations. The Company provides computer software-based solutions through its Looking Glass™ platform. Looking Glass™ captures, aggregates and translates structured and unstructured data to deliver intelligently organized, easily accessible predictive insights to its clients. Hospitals and physician groups use the knowledge generated by the Looking Glass™ platform to help them reduce exposure to risk, improve clinical, financial and operational performance, and improve patient care.

The Company’s software solutions are delivered to clients either by purchased perpetual license, where such software is installed locally in the client’s data center, or by access to the Company’s data center systems through a secure connection in a software as a service (SaaS) delivery method.

The Company operates exclusively in one segment as a provider of health information technology solutions that improve healthcare processes and information flows within a healthcare facility. The Company sells its solutions and services in North America to hospitals and health systems, including physician practices, through its direct sales force and its reseller partnerships.

Unless the context requires otherwise, references to “Streamline Health,” the “Company,” “we,” “us,” and “our” are intended to mean Streamline Health Solutions, Inc. All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following calendar year.

Solutions

The Company offers solutions to assist its clients in all areas of the patient care lifecycle including Patient Engagement, Patient Care, Health Information Management (HIM), Coding and Clinical Documentation Improvement (CDI), and Financial Management. Each suite of solutions is designed to improve the flow of critical patient information throughout the enterprise. Each of the Company’s solutions helps to transform and structure information between disparate information technology systems into actionable data, giving the end-user comprehensive access to clinical and business intelligence to enable better decision-making. All solutions can be delivered either by perpetual license installed locally or accessed securely through SaaS.

Patient Engagement Solutions - These solutions assist clients with patient access at the very beginning of the care continuum, before care has been provided. Individual workflows include a patient portal, physician referral, patient eligibility and authorization, patient payment including charity management, and patient scheduling. Many of these solutions assist clients in the completion of patient records by capturing, storing, and intelligently distributing the unstructured data that exists at all touch points throughout the patient care continuum. They create a permanent, document-based repository of historical health information that integrates seamlessly with existing clinical, financial, and administrative information systems.

Patient Care Solutions - These solutions enable healthcare providers to improve their patient care through individual workflows such as clinical analytics, operating room management, physician portal and care coordination. The Company’s Looking Glass™ platform delivers industry leading clinical analytics that foster an open, continuous learning culture inside a healthcare organization empowering it with real-time, on-demand predictive insight for improved patient outcomes.

HIM, Coding & CDI Solutions - These solutions provide an integrated web-based software suite that enhances the productivity of CDI and Coding staff, and enables the seamless sharing of patient data. This suite of solutions includes individual workflows such as content management, release of information, computer-assisted coding (eCAC), CDI, abstracting and physician query. The eCAC solution is patented with Natural Language Processing (NLP) that streamlines concurrent chart review and coding workflows.

Financial Management Solutions - These solutions enable staff across the healthcare enterprise to drill down quickly and deeply into actionable and real-time financial data and key performance indicators to improve revenue realization and staff efficiency. This suite of solutions includes individual workflows such as accounts receivable management, denials management, claims processing, spend management and audit management. These solutions provide dashboards, data mining tools and prescriptive reporting, which help to simplify, facilitate and optimize overall revenue cycle performance of the healthcare enterprise. The financial management suite of solutions is used to improve the quality and accuracy of the data captured via our Patient Engagement solutions during patient admission, registration and scheduling. They are also used to increase the completion and accuracy of patient charts and related coding, improve accounts receivable collections, reduce and manage denials, and improve audit outcomes.
Services
Custom Integration Services — The Company’s professional services team works with clients to design custom integrations that integrate data to or from virtually any clinical, financial, or administrative system. By taking data and documents from multiple, disparate systems and bringing them into one streamlined system, clients are able to maximize efficiencies and increase operational performance. The Company’s professional services team also creates custom integrations that transfer data from the Company’s solutions into the client’s external or internal systems.
Training Services — Training courses are offered to help clients quickly learn to use their solutions in the most efficient manner possible. Training sessions are available on-site or off for as few as one person or multiple staff members.
Electronic Image Conversion — The Company’s electronic image conversion service allows organizations to protect their repository of images while taking advantage of its content management technology. Electronic image conversion creates one repository that integrates directly with AccessAnyWare, our clinical content management system. This service is available via the SaaS model or for locally-installed solutions.
Database Monitoring Services — The Company’s advanced database monitoring services for locally-installed clients help lighten the burden of ongoing system monitoring by the client’s information technology staff and ensure a continual, stable production environment. The Company’s database administrators ensure the client’s system is running optimally with weekly, manual checks of the database environment to identify system issues that may require further attention. Monitoring is done through protected connections to help data security.
Clients and Strategic Partners
The Company continues to provide transformational data-driven solutions to some of the finest, most well respected healthcare enterprises in the United States and Canada.  Clients are geographically dispersed throughout North America, with heaviest concentration in the New York metropolitan area, Philadelphia, Texas, Southern California and the west coast of Florida.
In December 2007, the Company entered into an agreement with Telus Health (formerly Emergis, Inc.), a large international telecommunications corporation based in Canada, in which Telus Health is integrating the Company’s AccessAnyWare document management repository and document workflow applications into its Oacis (Open Architecture Clinical Information System) Electronic Health Record solution. Through this agreement, the Company receives revenues from Canadian hospitals where its document management system is deployed.
In February 2012, the Company entered into a joint marketing agreement with FTI Consulting, a global business advisory firm that helps organizations protect and enhance their enterprise value. As part of the agreement, which has an initial term of three years, FTI Consulting promotes the benefits of the Company’s business intelligence and analytic software solutions, and the Company promotes FTI Consulting’s consulting services to their respective clients and prospects in consideration for a share of revenues from successful placements.
In May 2012, the Company entered into a cross marketing agreement with RevPoint Health (formerly nTelegent), an automated workflow process provider with embedded real-time quality assurance functionality designed to enhance the patient registration process, decrease denials, reduce returned mail and complement the solution’s core focus of improving upfront cash. Under the terms of the agreement, RevPoint is permitted to utilize the Streamline Health business analytics solution (OpportunityAnyWare™) to facilitate the increase of upfront cash and cash on hand, as well as reduce accounts receivable days and bad debt for clients. The companies offer each other’s services to their respective client bases to help maximize revenue cycle performance.
In December 2012, the Company entered into a cross marketing agreement with RSource, a leading provider of receivables management recovery solutions for healthcare providers. Under the terms of the agreement, RSource utilizes the Streamline Health business analytics solution OpportunityAnyWare™ to facilitate the revenue recovery services it provides to its clients, known as RCover. With OpportunityAnyWare, RSource is able to identify financial opportunities for its clients and to work with any data set to generate fast, sustainable return on investment. In addition, the companies offer each other's services to their respective client bases to help maximize revenue cycle performance.
During fiscal year 2012, two clients accounted for 7% and 5%, respectively, of total revenues. Two clients represented 16% and 11%, respectively, of total accounts receivable as of January 31, 2013.

During fiscal year 2013, one client, Montefiore Medical Center, accounted for 11% of total revenues. Two clients represented 13% and 9%, respectively, of total accounts receivable as of January 31, 2014.
Contracts
The Company enters into master agreements with its clients that specify the scope of the system to be installed and services to be provided by the Company, as well as the agreed upon aggregate price and the timetable for services. Typically these are multi-element arrangements that include a perpetual license installed locally at the client site (or the right to use the Company’s solutions as a part of SaaS services), and an initial maintenance term and any third party components including hardware and software (included with SaaS services), as well as professional services for implementation, integration, process engineering, optimization and training. If the client purchases solutions via SaaS, the client is billed monthly for a specified term from one to seven years in length depending on the solution. The SaaS fee includes all maintenance and support services. The Company also generally provides SaaS clients professional services for implementation, integration, process engineering, optimization and training, which is billed separately from the SaaS fees. Professional services are typically fixed-fee arrangements billable to clients based on agreed-to milestones.
The commencement of revenue recognition varies depending on the size and complexity of the system, the implementation schedule requested by the client and usage by clients of SaaS. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period. The Company’s master agreements generally provide that the client may terminate its agreement upon a material breach by the Company or may delay certain aspects of the installation. A termination or installation delay of one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company’s business, financial condition, and results of operations. Historically, the Company has not experienced a material amount of contract cancellations; however, the Company sometimes experiences delays in the course of the contract and the Company accounts for them, accordingly.
License fees
The Company incorporates software licensed from various vendors into its proprietary software. In addition, third-party, stand-alone software is required to operate the Company’s proprietary software. The Company licenses these software products and pays the required license fees when such software is delivered to clients.
Associates
As of January 31, 2014, the Company had 108 full-time associates, a net decrease of nine during fiscal 2013. The Company utilizes independent contractors to supplement its staff, as needed. None of the Company’s associates are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good. The Company’s success depends, to a significant degree, on its management, sales and technical personnel.

For more information on contracts, backlog, acquisitions, and research and development, see also ITEM 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Competition
Several companies historically have dominated the clinical information system software market and several of these companies have either acquired, developed or are developing their own document management and workflow technologies. The industry is undergoing consolidation and realignment as companies position themselves to compete more effectively. Strategic alliances between vendors offering HIM workflow and document management technologies and vendors of other healthcare systems are increasing. Barriers to entry to this market include technological and application sophistication, the ability to offer a proven product, a well-established client base and distribution channels, brand recognition, the ability to operate on a variety of operating systems and hardware platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities. The Company believes that these obstacles taken together represent a moderate to high-level barrier to entry. The Company has many competitors including clinical information system vendors that are larger, more established and have substantially more resources than the Company.
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

Requests for Documents

Copies of documents filed by the Company with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, if any, can be found at the web site http://investor.streamlinehealth.net as soon as practicable after such material is electronically filed with, or furnished to, the SEC. The information contained on the Company's website is not part of, nor incorporated by reference into this annual report on Form 10-K. Copies can be downloaded free of charge from the Company's web site or directly from the SEC web site, http://www.sec.gov. Also, copies of the Company’s annual report on Form 10-K will be made available, free of charge, upon written request to the Company, attention: Corporate Secretary, 1230 Peachtree Street, NE, Suite 600, Atlanta, GA 30309.
Materials that the Company files with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A.    Risk Factors
An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described below before deciding to invest in our common stock or other securities. If any of the following risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock or other securities could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

Our sales have been concentrated in a small number of clients.
Our revenues have been concentrated in a relatively small number of large clients, and we have historically derived a substantial percentage of our total revenues from a few clients. For the fiscal years ended January 31, 2014 and 2013, our five largest clients accounted for 31% and 27% of our total revenues, respectively. There can be no assurance that a client will not cancel all or any portion of a master agreement or delay installations. A termination or installation delay of one or more phases of an agreement, or our failure to procure additional agreements, could have a material adverse effect on our business, financial condition and results of operations.

A significant increase in new software as a service (“SaaS”) contracts could reduce near term profitability and require a significant cash outlay, which could adversely affect near term cash flow and financial flexibility.
If new or existing clients purchase significant amounts of our SaaS services, we may have to expend a significant amount of initial setup costs and time before those new clients are able to begin using such services, and we cannot begin to recognize revenues from those SaaS agreements until the commencement of such services. Accordingly, we anticipate that our near term cash flow, revenue and profitability may be adversely affected by significant incremental setup costs from new SaaS clients that would not be offset by revenue until new SaaS clients go into production. While we anticipate long-term growth in profitability through increases in recurring SaaS subscription fees and significantly improved profit visibility, any inability to adequately finance setup costs for new SaaS solutions, could result in the failure to put new SaaS solutions into production; and could have a material adverse effect on our liquidity, financial position and results of operations. In addition, this near term cash flow demand could adversely impact our financial flexibility and cause us to forego otherwise attractive business opportunities or investments.

Failure to manage our expenses and efficiently allocate our financial and human capital as we grow could limit our growth potential and adversely impact our results of operation and financial condition.
During periods of growth, our financial and human capital assets can experience significant pressures. We are currently experiencing a period of growth primarily through acquisitions and in our SaaS lines of business, and this could continue to place a significant strain on our cash flow. This growth also adds strain to our services and support operations, sales and administrative personnel and other resources as they are requested to manage the added work load with existing resources. We believe that we must continue to focus on remote hosting services, develop new solutions, enhance existing solutions and serve the needs of our existing and prospective client base. Our ability to manage our planned growth effectively also will require us to continue to improve our operational, management and financial systems and controls, to train, motivate and manage our associates and to judiciously manage our operating expenses in anticipation of increased future revenues. Our failure to properly manage resources may limit our growth potential and adversely impact our results of operation and financial condition.

The potential impact on us of new or changes in existing federal, state and local regulations governing healthcare information could be substantial.
Healthcare regulations issued to date have not had a material adverse effect on our business. However, we cannot predict the potential impact of new or revised regulations that have not yet been released or made final, or any other regulations that might be adopted. The U.S. Congress may adopt legislation that may change, override, conflict with or preempt the currently existing regulations and which could restrict the ability of clients to obtain, use or disseminate patient health information. We believe that the features and architecture of our existing solutions are such that we currently support or should be able to make the necessary modifications to our solutions, if required, by legislation or regulations, but there can be no assurances.

The healthcare industry is highly regulated. Any material changes in the political, economic or regulatory healthcare environment that affect the group purchasing business or the purchasing practices and operations of healthcare organizations, or that lead to consolidation in the healthcare industry, could require us to modify our services or reduce the funds available to providers to purchase our solutions and services.
Our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly. Our ability to grow will depend upon the economic environment of the healthcare industry generally as well as our ability to increase the number of solutions that we sell to our clients. The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions affect the purchasing practices, operation and, ultimately, the operating funds of healthcare organizations. In particular, changes in regulations affecting the healthcare industry, such as any increased regulation by governmental agencies of the purchase and sale of medical products, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned modifications of our solutions and services, or result in delays or cancellations of orders or reduce funds and demand for our solutions and services.
Our clients derive a substantial portion of their revenue from third-party private and governmental payors, including through Medicare, Medicaid and other government-sponsored programs. Our sales and profitability depend, in part, on the extent to which coverage of and reimbursement for medical care provided is available from governmental health programs, private health insurers, managed care plans and other third-party payors. If governmental or other third-party payors materially reduce reimbursement rates or fail to reimburse our clients adequately, our clients may suffer adverse financial consequences, which in turn, may reduce the demand for and ability to purchase our solutions or services.

We face significant competition, including from companies with significantly greater resources.
We currently compete with many other companies for the licensing of similar software solutions and related services. Several companies historically have dominated the clinical information systems software market and several of these companies have either acquired, developed or are developing their own content management, analytics and coding/clinical documentation improvement solutions as well as the resultant workflow technologies. The industry is undergoing consolidation and realignment as companies position themselves to compete more effectively. Many of these companies are larger than us and have significantly more resources to invest in their business. In addition, information and document management companies serving other industries may enter the market. Suppliers and companies with whom we may establish strategic alliances also may compete with us. Such companies and vendors may either individually, or by forming alliances excluding us, place bids for large agreements in competition with us. A decision on the part of any of these competitors to focus additional resources in any one of our three solutions stacks (content management, analytics and coding/clinical documentation improvement), workflow technologies and other markets addressed by us could have a material adverse effect on us.

The healthcare industry is evolving rapidly, which may make it more difficult for us to be competitive in the future.
The U.S. healthcare system is under intense pressure to improve in many areas, including modernization, universal access and controlling skyrocketing costs of care. We believe that the principal competitive factors in our market are client recommendations and references, company reputation, system reliability, system features and functionality (including ease of use), technological advancements, client service and support, breadth and quality of the systems, the potential for enhancements and future compatible solutions, the effectiveness of marketing and sales efforts, price and the size and perceived financial stability of the vendor. In addition, we believe that the speed with which companies in our market can anticipate the evolving healthcare industry structure and identify unmet needs are important competitive factors. There can be no assurance that we will be able to keep pace with changing conditions and new developments such that we will be able to compete successfully in the future against existing or potential competitors.

Rapid technology changes and short product life cycles could harm our business.

The market for our solutions and services is characterized by rapidly changing technologies, regulatory requirements, evolving industry standards and new product introductions and enhancements that may render existing solutions obsolete or less competitive. As a result, our position in the healthcare information technology market could change rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. Our future success will depend, in part, upon our ability to enhance our existing solutions and services and to develop and introduce new solutions and services to meet changing requirements. Moreover, competitors may develop competitive products that could adversely affect our operating results. We need to maintain an ongoing research and development program to continue to develop new solutions and apply new technologies to our existing solutions but may not have sufficient funds with which to undertake such required research and development. If we are not able to foresee changes or to react in a timely manner to such developments, we may experience a material, adverse impact on our business, operating results and financial condition.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our solutions and services.
Our intellectual property, which represents an important asset to us, has some protection against infringement through copyright and trademark law. We do not have any patent protection on any of our software. We rely upon license agreements, employment agreements, confidentiality agreements, nondisclosure agreements and similar agreements to maintain the confidentiality of our proprietary information and trade secrets. Notwithstanding these precautions, others may copy, reverse engineer or design independently, technology similar to our solutions. If we fail to protect adequately our intellectual property through trademarks and copyrights, license agreements, employment agreements, confidentiality agreements, nondisclosure agreements or similar agreements, our intellectual property rights may be misappropriated by others, invalidated or challenged, and our competitors could duplicate our technology or may otherwise limit any competitive technology advantage we may have. It may be necessary to litigate to enforce or defend our proprietary technology or to determine the validity of the intellectual property rights of others. Any litigation could be successful or unsuccessful, may result in substantial cost and require significant attention by management and technical personnel.
Due to the rapid pace of technological change, we believe our future success is likely to depend upon continued innovation, technical expertise, marketing skills and client support and services rather than on legal protection of our property rights. However, we have in the past, and intend in the future, to assert aggressively our intellectual property rights when necessary.

We could be subjected to claims of intellectual property infringement, which could be expensive to defend.
While we do not believe that our solutions and services infringe upon the intellectual property rights of third parties, the potential for intellectual property infringement claims continually increases as the number of software patents and copyrighted and trademarked materials continues to rapidly expand. Any claim for intellectual property right infringement, even if not meritorious, would be expensive to defend. If we were to become liable for infringing third party intellectual property rights, we could be liable for substantial damage awards, and potentially be required to cease using the technology, to produce non-infringing technology or to obtain a license to use such technology. Such potential liabilities or increased costs could be materially adverse to us.

Over the last several years, we have completed a number of acquisitions and may undertake additional acquisitions in the future. Any failure to adequately integrate past and future acquisitions into our business could have a material adverse effect on us.
Over the last several years, we have completed several acquisitions of businesses through asset and stock purchases. We expect that we will make additional acquisitions in the future.
Acquisitions involve a number of risks, including, but not limited to:

•
the potential failure to achieve the expected benefits of the acquisition, including the inability to generate sufficient revenue to offset acquisition costs, or the inability to achieve expected synergies or cost savings;

•	unanticipated expenses related to acquired businesses or technologies and its integration into our existing businesses or technology;

•	the diversion of financial, managerial, and other resources from existing operations;

•	the risks of entering into new markets in which we have little or no experience or where competitors may have stronger positions;

•	potential write-offs or amortization of acquired assets or investments;

•	the potential loss of key employees, clients, or partners of an acquired business;

•	delays in client purchases due to uncertainty related to any acquisition;

•	potential unknown liabilities associated with an acquisition; and

•	the tax effects of any such acquisitions.
If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses, which could have an adverse effect on our business and financial condition.
Finally, if we finance acquisitions by issuing equity or convertible or other debt securities, our existing stockholders may be diluted, or we could face constraints related to the terms of and repayment obligations related to the incurrence of indebtedness. This could adversely affect the market price of our common stock.

Third party products are essential to our software.
Our software incorporates software licensed from various vendors into our proprietary software. In addition, third party, stand-alone software is required to operate some of our proprietary software modules. The loss of the ability to use these third party products, or ability to obtain substitute third party software at comparable prices, could have a material adverse effect on our ability to license our software.

Our solutions may not be error-free and could result in claims of breach of contract and liabilities.
Our solutions are very complex and may not be error-free, especially when first released. Although we perform extensive testing, failure of any solution to operate in accordance with its specifications and documentation could constitute a breach of the license agreement and require us to correct the deficiency. If such deficiency is not corrected within the agreed upon contractual limitations on liability and cannot be corrected in a timely manner, it could constitute a material breach of a contract allowing the termination thereof and possibly subjecting us to liability. Also, we sometimes indemnify our clients against third-party infringement claims. If such claims are made, even if they are without merit, they could be expensive to defend. Our license and SaaS agreements generally limit our liability arising from claims such as described in the foregoing sentences, but such limits may not be enforceable in some jurisdictions or under some circumstances. A significant uninsured or under-insured judgment against us could have a material adverse impact on us.

We could be liable to third parties from the use of our solutions.
Our solutions provide access to patient information used by physicians and other medical personnel in providing medical care. The medical care provided by physicians and other medical personnel are subject to numerous medical malpractice and other claims. We attempt to limit any potential liability of ours to clients by limiting the warranties on our solutions in our agreements with our clients (i.e., healthcare providers). However, such agreements do not protect us from third-party claims by patients who may seek damages from any or all persons or entities connected to the process of delivering patient care. We maintain insurance, which provides limited protection from such claims, if such claims result in liability to us. Although no such claims have been brought against us to date regarding injuries related to the use of our solutions, such claims may be made in the future. A significant uninsured or under-insured judgment against us could have a material adverse impact on us.

Our SaaS and support services could experience interruptions.
We provide SaaS for many clients, including the storage of critical patient, financial and administrative data. In addition, we provide support services to clients through our client support organization. We have redundancies, such as backup generators, redundant telecommunications lines and backup facilities built into our operations to prevent disruptions. However, complete failure of all generators or impairment of all telecommunications lines or severe casualty damage to the primary building or equipment inside the primary building housing our hosting center or client support facilities could cause a temporary disruption in operations and adversely affect clients who depend on the application hosting services. Any interruption in operations at our data center or client support facility could cause us to lose existing clients, impede our ability to obtain new clients, result in revenue loss, cause potential liability to our clients and increase our operating costs.

Our SaaS solutions are provided over an internet connection. Any breach of security or confidentiality of protected health information could expose us to significant expense and harm our reputation.
We provide remote SaaS solutions for clients, including the storage of critical patient, financial and administrative data. We have security measures in place to prevent or detect misappropriation of protected health information. We must maintain facility and systems security measures to preserve the confidentiality of data belonging to clients as well as their patients that resides on computer equipment in our data center, which we handle via application hosting services, or that is otherwise in our possession. Notwithstanding efforts undertaken to protect data, it can be vulnerable to infiltration as well as unintentional lapse. If confidential information is compromised, we could face claims for contract breach, penalties and other liabilities for violation of applicable laws or regulations, significant costs for remediation and re-engineering to prevent future occurrences and serious harm to our reputation.

The loss of key personnel could adversely affect our business.
Our success depends, to a significant degree, on our management, sales force and technical personnel. We must recruit, motivate and retain highly skilled managers, sales, consulting and technical personnel, including solution programmers, database specialists, consultants and system architects who have the requisite expertise in the technical environments in which our solutions operate. Competition for such technical expertise is intense. Our failure to attract and retain qualified personnel could have a material adverse effect on us.

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our clients’ requirements.
We will need to expand our operations if we successfully achieve greater demand for our products and services. We cannot be certain that our systems, procedures, controls and human resources will be adequate to support expansion of our operations. Our future operating results will depend on the ability of our officers and employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. We may not be able to expand and upgrade our systems and infrastructure to accommodate these increases. Difficulties in managing any future growth, including as a result of integrating any prior or future acquisition with our existing businesses, could cause us to incur unexpected expenses, render us unable to meet our clients’ requirements, and consequently have a significant negative impact on our business, financial condition and operating results.

We may not have access to sufficient or cost efficient capital to support our growth, execute our business plans and remain competitive in our markets.
As our operations grow and as we implement our business strategies, we expect to use both internal and external sources of capital. In addition to cash flow from normal operations, we may need additional capital in the form of debt or equity to operate and to support our growth, execute our business plans and remain competitive in our markets. We may be limited as to the availability of such external capital or may not have any availability, in which case our future prospects may be materially impaired. Furthermore, we may not be able to access external sources of capital on reasonable or favorable terms. Our business operations could be subject to both financial and operational covenants that may limit the activities we may undertake, even if we believe they would benefit our company.

Potential disruptions in the credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows and financial condition.
If internally generated funds are not available from operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Our access to funds under our revolving credit facility or pursuant to arrangements with other financial institutions is dependent on the financial institution's ability to meet funding commitments. Financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience high volumes of borrowing requests from other borrowers within a short period of time.

We must maintain compliance with the terms of our existing credit facilities. The failure to do so could have a material adverse effect on our ability to finance our ongoing operations and we may not be able to find an alternative lending source if a default occurs.
In December 2013, we amended and restated our previously outstanding senior credit agreement and amended the subordinated credit agreement to increase the senior term loan to $8,500,000, reduce the interest rates, and extend the maturity of the senior term loan and the revolving line of credit to December 1, 2018 and December 1, 2015, respectively. In January 2014, the subordinated term loan was paid in full. The outstanding senior term loan is secured by substantially all of our assets. We are subject to certain financial and operational covenants pursuant to the senior credit facility. We received a waiver from the lender for noncompliance with certain loan covenants at January 31, 2014. If we do not maintain compliance with all of the continuing covenants and other terms and conditions of the credit facility or secure a waiver for any non-compliance, we could be required to repay outstanding borrowings on an accelerated basis, which could subject us to decreased liquidity and other negative impacts on our business, results of operations and financial condition. Furthermore, if we needed to do so, it may be difficult for us to find an alternative lending source, particularly in the current credit environment that is not favorable to borrowers. In addition, because our assets are pledged as a security under our credit facilities, if we are not able to cure any default or repay outstanding borrowings, our assets are subject to the risk of foreclosure by our lender. Without a sufficient credit facility, we would be adversely affected by a lack of access to liquidity needed to operate our business. Any disruption in access to credit could force us to take measures to conserve cash, such as deferring important research and development expenses, which measures could have a material adverse effect on us.

Our outstanding preferred stock and warrants have significant redemption and repayment rights that could have a material adverse effect on our liquidity and available financing for our ongoing operations.
In August 2012, we completed a private offering of preferred stock, warrants and convertible notes to a group of investors for gross proceeds of $12 million. In November 2012, the convertible notes converted into shares of preferred stock. The preferred stock is redeemable at the option of the holders thereof anytime after August 31, 2016 if not previously converted into shares of common stock. We may not achieve the thresholds required to trigger automatic conversion of the preferred stock and, alternatively, holders may not voluntarily elect to convert the preferred stock into common stock. The election of the holders of our preferred stock to call for redemption of the preferred stock could subject us to decreased liquidity and other negative impacts on our business, results of operations, and financial condition. For additional information regarding the terms, rights and preferences of the preferred stock and warrants, see Note 15 to our consolidated financial statements included herein and our other SEC filings.

Current economic conditions in the United States and globally may have significant effects on our clients and suppliers that would result in material adverse effects on our business, operating results and stock price.
Current economic conditions in the United States and globally and the concern that the worldwide economy may enter into a prolonged recessionary period may materially adversely affect our clients' access to capital or willingness to spend capital on our solutions and services or their levels of cash liquidity with which to pay for solutions that they will order or have already ordered from us. Continuing adverse economic conditions would also likely negatively impact our business, which could result in: (1) reduced demand for our solutions and services; (2) increased price competition for our solutions and services; (3) increased risk of collectability of cash from our clients; (4) increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; (5) reduced revenues; and (6) higher operating costs as a percentage of revenues.
All of the foregoing potential consequences of the current economic conditions are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of future results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

The variability of our quarterly operating results can be significant.
Our operating results have fluctuated from quarter-to-quarter in the past, and we may experience continued fluctuations in the future. Future revenues and operating results may vary significantly from quarter-to-quarter as a result of a number of factors, many of which are outside of our control. These factors include: the relatively large size of client agreements; unpredictability in the number and timing of system sales and sales of application hosting services; length of the sales cycle; delays in installations; changes in client's financial condition or budgets; increased competition; the development and introduction of new products and services; the loss of significant clients or remarketing partners; changes in government regulations, particularly as they relate to the healthcare industry; the size and growth of the overall healthcare information technology markets; any liability and other claims that may be asserted against us; our ability to attract and retain qualified personnel; national and local general economic and market conditions; and other factors discussed in any other filings by us with the SEC.

The preparation of our financial statements requires the use of estimates that may vary from actual results.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the capitalization of software development costs. Due to the inherent nature of these estimates, we may be required to significantly increase or decrease such estimates upon determination of the actual results. Any required adjustments could have a material adverse effect on us and our results of operations, and could result in the restatement of our prior period financial statements.

Failure to improve and maintain the quality of internal control over financial reporting and disclosure controls and procedures or other lapses in compliance could materially and adversely affect our ability to provide timely and accurate financial information about us or subject us to potential liability.

In connection with the preparation of the consolidated financial statements for each of our fiscal years, our management conducts a review of our internal control over financial reporting. We are also required to maintain effective disclosure controls and procedures. At January 31, 2014, we identified material weaknesses in our internal controls over financial reporting. These material weaknesses are discussed further within Item 9A “Controls and Procedures” of this Form 10-K. Management cannot be certain that other deficiencies will not arise in the future or be identified or that we will be able to correct and maintain adequate controls over financial processes and reporting and disclosure controls and procedures in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm operating results, or cause failure to meet reporting obligations in a timely and accurate manner.

Our operations are subject to foreign currency risk.
In connection with our expansion into foreign markets, which currently consists of Canada, we are a receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect our net sales and gross margins as expressed in U.S. dollars. There is also a risk that we will have to adjust local currency solution pricing due to competitive pressures when there has been significant volatility in foreign currency exchange rates.

Risks Relating to an Investment in Our Securities

The market price of our common stock is likely to be highly volatile as the stock market in general can be highly volatile.
The public trading of our common stock is based on many factors that could cause fluctuation in the price of our common stock. These factors may include, but are not limited to:

•	General economic and market conditions;

•	Actual or anticipated variations in annual or quarterly operating results;

•	Lack of or negative research coverage by securities analysts;

•	Conditions or trends in the healthcare information technology industry;

•	Changes in the market valuations of other companies in our industry;

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	Announced or anticipated capital commitments;

•	Ability to maintain listing of our common stock on The Nasdaq Capital Market;

•	Additions or departures of key personnel; and

•	Sales and repurchases of our common stock by us, our officers and directors or our significant stockholders, if any.
Most of these factors are beyond our control. These factors may cause the market price of our common stock to decline, regardless of our operating performance or financial condition.

If equity research analysts do not publish research reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.
The trading market for our common stock may rely in part on the research and reports that equity research analysts publish about our business and us. We do not control the opinions of these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about our business or us. Furthermore, if no equity research analysts conduct research or publish reports about our business and us, the price of our stock could decline.

All of our debt obligations, our existing preferred stock and any preferred stock that we may issue in the future will have priority over our common stock with respect to payment in the event of a bankruptcy, liquidation, dissolution or winding up.
In any bankruptcy, liquidation, dissolution or winding up of the Company, our shares of common stock would rank in right of payment or distribution below all debt claims against us and all of our outstanding shares of preferred stock, if any. As a result, holders of our shares of common stock will not be entitled to receive any payment or other distribution of assets in the event of a bankruptcy or upon the liquidation or dissolution until after all of our obligations to our debt holders and holders of preferred stock have been satisfied. Accordingly, holders of our common stock may lose their entire investment in the event of a bankruptcy, liquidation, dissolution or winding up of our company. Similarly, holders of our preferred stock would rank junior to our debt holders and creditors in the event of a bankruptcy, liquidation, dissolution or winding up of the Company.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our shares of common stock.
We are generally not restricted from issuing in public or private offerings additional common stock or preferred stock (with the exception of certain restrictions under our outstanding preferred stock), including any securities that are convertible into or exchangeable for, or that represent a right to receive, common stock or preferred stock or any substantially similar securities. Such offerings represent the potential for a significant increase in the number of outstanding shares of our common stock. The market price of our common stock could decline as a result of sales of common stock or preferred stock or similar securities in the market made after an offering or the perception that such sales could occur.

In addition to our currently outstanding preferred stock, the issuance of an additional series of preferred stock could adversely affect holders of shares of our common stock, which may negatively impact your investment.
Our Board of Directors is authorized to issue classes or series of preferred stock without any action on the part of the stockholders. The Board of Directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including dividend rights and preferences over the shares of common stock with respect to dividends or upon our dissolution, winding-up and liquidation and other terms. If we issue preferred stock in the future that has a preference over the shares of our common stock with respect to the payment of dividends or upon our dissolution, winding up and liquidation, or if we issue preferred stock with voting rights that dilute the voting power of the shares of our common stock, the rights of the holders of shares of our common stock or the market price of shares of our common stock could be adversely affected.
As of May 31, 2014, we had 2,949,995 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 15 to our consolidated financial statements included herein and our other SEC filings.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend solely on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price you paid for your shares.

Sales of shares of our common stock or securities convertible into our common stock in the public market may cause the market price of our common stock to fall.
The issuance of shares of our common stock or securities convertible into our common stock in an offering from time to time could have the effect of depressing the market price for shares of our common stock. In addition, because our common stock is thinly traded, resales of shares of our common stock by our largest stockholders or insiders could have the effect of depressing market prices for shares of our common stock.

Note Regarding Risk Factors
The risk factors presented above are all of the ones that we currently consider material. However, they are not the only ones facing our company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock or other securities could decline and you could lose all or part of your investment. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1B.    Unresolved Staff Comments
Not applicable.

ITEM 2.    Properties
The Company’s principal offices are located at 1230 Peachtree Street, NE, Suite 600, Atlanta, GA 30309. The Company leases all of its properties. For fiscal 2013, the aggregate rental expense for the Company's leased properties was $1,179,000. The following table provides information regarding each property currently leased by the Company.

Location	Area (Sq. Feet)	Principal Business Function	End of Term	Renewal Option
Atlanta, GA	24,335	Corporate Office	October 31, 2022	None
Cincinnati, OH	21,700	Satellite Office	July 15, 2015	None
New York, NY	10,000	Satellite Office	August 31, 2014	None
Cincinnati, OH	1,166	Data Center	June 1, 2012	Auto-renewal

The Company believes that its facilities are adequate for its current needs and that suitable alternative space is available to accommodate expansion of the Company’s operations. During the second quarter of fiscal 2014, the Company relocated its Corporate Office in Atlanta, GA to new space at the same building it was previously. During the third quarter of fiscal 2014, the Company is relocating its New York office to a new location with 10,350 sq. feet.

ITEM 3.    Legal Proceedings
The Company is, from time to time, a party to various legal proceedings and claims, which arise, in the ordinary course of business. Management is not aware of any legal matters that it believes will have a material adverse effect on the Company’s consolidated results of operations, consolidated financial position, or consolidated cash flow.

ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
The Company’s common stock trades on The NASDAQ Stock Market (“NASDAQ”) under the symbol STRM. The table below sets forth the high and low sales prices for the Company’s common stock for each of the quarters in fiscal years 2013 and 2012, as reported by NASDAQ. The closing price of the Company’s common stock on May 22, 2014 was $5.01 per share as reported by NASDAQ.

Fiscal Year 2013	High	Low
4th Quarter (November 1, 2013 through January 31, 2014)	$8.50	$5.53
3rd Quarter (August 1, 2013 through October 31, 2013)	8.40	6.52
2nd Quarter (May 1, 2013 through July 31, 2013)	7.71	5.79
1st Quarter (February 1, 2013 through April 30, 2013)	7.42	5.12

Fiscal Year 2012	High	Low
4th Quarter (November 1, 2012 through January 31, 2013)	$6.00	$4.75
3rd Quarter (August 1, 2012 through October 31, 2012)	6.60	3.50
2nd Quarter (May 1, 2012 through July 31, 2012)	4.59	1.70
1st Quarter (February 1, 2012 through April 30, 2012)	1.88	1.61
According to the stock transfer agent’s records, the Company had 211 stockholders of record as of May 22, 2014. Because brokers and other institutions on behalf of stockholders hold many of such shares, the Company is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. The Company estimates that it has approximately 3,200 stockholders, based on information provided by the Company’s stock transfer agent from their search of individual participants in security position listings.
The Company has not paid any cash dividends on its common stock since its inception and dividend payments are prohibited/restricted under debt agreements.
For information regarding securities authorized for issuance under equity compensation plans, see Item 12 of this Form 10-K.

ITEM 6.    Selected Financial Data
Not applicable.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

In fiscal 2013, management focused on implementing the strategic objectives of the Five-Year Plan adopted in April 2013. The plan contains four strategic objectives that we believe will strengthen our performance over the long term. These objectives were the outcomes of partnering with our clients to help them better navigate the increasingly complex confluence of clinical and financial data to empower profitable management of their organizations.

First, offer Solutions Optimization advisory services to help maximize our clients’ Return on Investment. We designed and deployed these new services in the first quarter of last year to help augment sales, retain clients and create upsell opportunities, as well as to generate incremental revenues. Our first client signed a Solutions Optimization agreement in February last year. Today more than 25 percent of our Financial Analytics client base uses these services and we are expanding this offering into our other solution suites.

Second, as clients begin to look at the ability to link clinical decision-making and patient outcomes to financial results through analytics, we plan to broaden our suite to include Clinical Analytics. In October of 2013 we announced the exclusive license of a clinical analytics platform from Montefiore Medical Center in the Bronx, NY. This capability enables us to offer meaningful and relevant solutions that place us squarely in the population health management trend that is of critical importance to healthcare providers. Our ability to empower clients with clinical and financial analytics has never been more important. According to Cowen and Company’s 4Q 13 Hospital CIO Survey, “we won’t see accelerating HCIT spending growth in 2014… However, HCIT vendors with robust analytics capabilities could experience a nice tail wind fueled by population health-related initiatives…”

Third, we want to assist our clients as they begin to shift their focus to the front-end of patient engagement to be more proactive in managing their patient population. Specifically, clients want to lower their PFS expenses and to improve financial clearance and POS collection execution before a patient receives care. So on February 3, 2014, we acquired Unibased Systems Architecture, Inc., which has developed top-ranked solutions in both Patient Scheduling and Surgery Management. The offerings from Unibased have extended our solutions suite to enable us to deepen our front-end patient access offerings that are critically important to the process of assisting our clients in managing the risk inherent in their ACO relationships.

Fourth, our clients are experiencing substantial reductions in revenue growth, which has placed greater importance on cost management. Many of the largest healthcare providers in the industry today cannot accurately demonstrate the impact of cost on their profit margins. We believe that by offering a complete financial analytics solution - including Financial Decision Support capabilities - we will have a unique and compelling selling proposition. On May 6, 2014, we agreed to acquire CentraMed, Inc. which has leading SaaS-based cost management solutions. We expect the CentraMed acquisition to close in the second quarter of 2014. We believe that the CentraMed acquisition will augment our financial management suite of solutions.

The healthcare industry continues to face sweeping changes and new standards of care that are putting greater pressure on healthcare providers to be more efficient in every aspect of their operations. These changes represent on-going opportunities for the Company to partner with our current clients and prospects to help them meet and exceed these new standards. With the expansion of our solution suite we now offer specific workflows in four distinct areas of need for healthcare enterprises: Patient Engagement; Patient Access; HIM, Coding & CDI; and Financial Management.

Results of Operations

Statements of Operations for the fiscal years ended (in thousands):

	Fiscal Year
	2013	2012	Change	% Change
System sales	$3,240	$1,463	$1,777	121%
Professional services	3,642	3,793	(151)	(4)%
Maintenance and support	13,986	11,211	2,775	25%
Software as a service	7,627	7,300	327	4%
Total revenues	28,495	23,767	4,728	20%
Cost of sales	13,179	11,593	1,586	14%
Selling, general and administrative	14,546	10,061	4,485	45%
Product research and development	7,088	2,948	4,140	140%
Total operating expenses	34,813	24,602	10,211	42%
Operating loss	(6,318)	(835)	(5,483)	657%
Other income (expense), net	(5,499)	(7,432)	1,933	(26)%
Income tax benefit	100	2,888	(2,788)	(97)%
Net loss	$(11,717)	$(5,379)	$(6,338)	118%
Adjusted EBITDA(1)	$1,770	$6,560	$(4,790)	(73)%
_______________

(1)
Non-GAAP measure meaning earnings before interest, tax, depreciation, amortization, stock-based compensation expense, transactional and one-time costs. See “Use of Non-GAAP Financial Measures” below for additional information and reconciliation.

The following table sets forth, for each fiscal year indicated, certain operating data as percentages:
Statements of Operations(1)

	Fiscal Year
	2013	2012
System sales	11.4%	6.2%
Professional services	12.8	16.0
Maintenance and support	49.1	47.2
Software as a service	26.9	30.7
Total revenues	100.0%	100.0%
Cost of sales	46.2	48.8
Selling, general and administrative	51.0	42.3
Product research and development	24.9	12.4
Total operating expenses	122.2	103.5
Operating loss	(22.2)	(3.5)
Other expense, net	(19.3)	(31.3)
Income tax benefit	0.5	12.2
Net loss	(41.1)%	(22.6)%
Cost of systems sales	97.0%	187.8%
Cost of services, maintenance and support	42.6%	42.2%
Cost of software as a service	33.1%	34.4%
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

Comparison of fiscal year 2013 with 2012
Revenues

	Fiscal Year
(in thousands):	2013	2012	Change	% Change
System Sales:
Proprietary software	$3,154	$1,001	$2,153	215%
Hardware and third-party software	86	462	(376)	(81)%
Professional services	3,642	3,793	(151)	(4)%
Maintenance and support	13,986	11,211	2,775	25%
Software as a service	7,627	7,300	327	4%
Total Revenues (1)	$28,495	$23,767	$4,728	20%
_______________

(1)	Fiscal 2013 and 2012 includes $9,957,000 and $3,395,000, respectively, of revenues earned from the acquired Meta operations subsequent to the acquisition in August 2012.

Proprietary software — Revenues recognized from licensed software sales in fiscal 2013 were $3,154,000, as compared to $1,001,000 in fiscal 2012, an increase of $2,153,000, or 215%, from fiscal 2012. This increase is primarily attributable to an eCAC sale totaling $1,750,000 during fiscal 2013.
Hardware and third party software — Revenues from hardware and third party software sales in fiscal 2013 were $86,000, a decrease of $376,000, or 81% from fiscal 2012. Fluctuations from year to year are a function of client demand.

Professional services — Revenues from professional services in fiscal 2013 were $3,642,000, a decrease of $151,000, or 4%, from fiscal 2012. The decrease is primarily attributable to the nature of recognizing professional services revenues once certain milestones are met, which can cause fluctuations over periods.
Maintenance and support — Revenues from maintenance and support in fiscal 2013 were $13,986,000, an increase of $2,775,000, or 25%, from fiscal 2012. The increase in maintenance and support results primarily from recognizing a full 12 months of Meta revenue in fiscal 2013. In addition, maintenance renewals typically include a price increase based on the prevailing consumer price index, or increase in the product set purchased by the client.
Software as a service (SaaS) — Revenues from SaaS in fiscal 2013 were $7,627,000, an increase of $327,000, or 4%, from fiscal 2012. This increase is attributable to go-lives that occurred during the fiscal year which initiated the start of revenue recognition.
Revenues from remarketing partners — Total revenues from GE Healthcare was $767,000 in fiscal 2013 down from $3,033,000, or 13% of total revenues, in fiscal 2012.

The Company previously relied on GE Healthcare for a significant amount of its revenues. The Company’s remarketing agreement with GE Healthcare remains in effect, however, the Company has not obtained any net new clients from the relationship since fiscal 2010.
Cost of Sales

	Fiscal Year
(in thousands):	2013	2012	Change	% Change
Cost of system sales	$3,143	$2,747	$396	14%
Cost of professional services	4,052	3,088	964	31%
Cost of maintenance and support	3,461	3,246	215	7%
Cost of software as a service	2,523	2,512	11	—%
Total cost of sales	$13,179	$11,593	$1,586	14%
Cost of systems sales includes amortization and impairment of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The increase in expense is primarily due to additional costs associated with the Meta acquisition. We incurred 12 months and 5.5 months of expenses related to Meta’s operations in fiscal 2013 and 2012, respectively. The overall increase in fiscal year 2013 cost of system sales is offset by the amortization of software acquired as part of the Meta acquisition. We incurred $0 and $467,000 of amortization expense in fiscal 2013 and 2012, respectively.
The cost of professional services includes compensation and benefits for personnel, and related expenses. The increase in expense is primarily due to additional costs associated with the Meta acquisition. We incurred 12 months and 5.5 months of expenses related to Meta’s operations in fiscal 2013 and 2012, respectively.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third party maintenance contracts. These increases are primarily due to additional maintenance and support costs as part of the Meta acquisition. We incurred 12 months and 5.5 months of expenses related to Meta's operations in fiscal 2013 and 2012, respectively.
The cost of SaaS is relatively fixed, but subject to fluctuation for the goods and services it requires. The decrease is related to a move of the production data center during the fourth quarter of fiscal 2012.
Selling, General and Administrative Expense

	Fiscal Year
(in thousands):	2013	2012	Change	% Change
General and administrative expenses	$11,152	$7,702	$3,450	45%
Sales and marketing expenses	3,394	2,359	1,035	44%
Total selling, general, and administrative	$14,546	$10,061	$4,485	45%
General and administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The increase over the prior year is primarily driven by $1,400,000 in professional service fees incurred in fiscal 2013, as well as additional general and administrative expenses associated with the Meta operations. Amortization of intangible assets added incremental expense to fiscal 2013 due to the amortization of assets acquired as part of the acquisition of Meta. We also recognized $1,339,000 in amortization expense in fiscal 2013 for acquired intangible assets as compared to $584,000 in fiscal 2012, an increase of $755,000.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales and marketing staff; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses. The increase in sales and marketing expense reflects an increase in total compensation for sales staff.
Product Research and Development

	Fiscal Year
(in thousands):	2013	2012	Change	% Change
Research and development expense	$7,088	$2,948	$4,140	140%
Capitalized software development cost	614	2,000	(1,386)	(69)%
Total R&D Cost	$7,702	$4,948	$2,754	56%

	Fiscal Year
(in thousands):	2012	2011	Change	% Change
Research and development expense	$2,948	$1,409	$1,539	109%
Capitalized software development cost	2,000	2,600	(600)	(23)%
Total R&D Cost	$4,948	$4,009	$939	23%
Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Research and development expense increased due to more time committed to enhancing current software versions, which also decreased the number of hours available to be capitalized, which is reflected in the capitalized research and development costs. Research and development expenses in fiscal 2013 and 2012, as a percentage of revenues, were 25% and 12%, respectively.
Other Income (Expense)
Interest expense in fiscal 2013 was $1,766,000, compared to $1,957,000 in fiscal 2012. Interest expense consists of interest and commitment fees on the line of credit, interest (including accruals for success fees) on the term loans, and interest on the 2012 convertible note and the 2013 note payable, and is inclusive of $315,000 in deferred financing cost amortization. Interest expense increased during 2013 primarily as a result of increases in the term loan interest and success fees, and deferred financing costs.
The Company recorded losses in fiscal 2012 on the conversion of the convertible subordinated notes of $5,913,000 related to the Interpoint and private placement investment, which represented the difference between the aggregate fair value of the Company's preferred stock issued of $9,183,000, based on a $5.80 fair value per share, and the total of carrying value of the notes and unamortized deferred financing cost of $3,270,000. The Company recorded a loss in fiscal 2013 on early extinguishment of debt of $139,000 related to the repayment of the subordinated term loan. The Company also recorded valuation adjustments to its warrants liability, recorded as miscellaneous (expense) income of $141,000 and $489,000 in fiscal 2013 and 2012, respectively, using assumptions made by management to adjust to the current fair market value of the warrants at the end of each fiscal year. In fiscal 2013, the cumulative change in value of the earn-out totaling $3,580,000 was recorded to other expense.
Provision for Income Taxes
The Company recorded a tax benefit of $100,000 at January 31, 2014 that is comprised of current state and local taxes benefit of $149,000, a deferred tax expense of $21,000, and an uncertain tax position expense of $28,000.
The Company recorded a tax benefit of $2,889,000 at January 31, 2013 that is comprised of current state and local taxes payable of $47,000 and a deferred tax benefit of $2,936,000. The deferred tax benefit is comprised of the tax benefit recorded for the release of the deferred tax asset valuation allowance and the related reduction in income tax expense of $3,000,000 as a result of deferred tax liabilities recorded related to the Meta acquisition, and the effect of temporary differences during fiscal 2012.

Backlog

	2013	2012
Company proprietary software	$2,230,000	$3,416,000
Hardware and third-party software	79,000	100,000
Professional services	7,255,000	4,527,000
Maintenance and support	25,936,000	22,504,000
Software as a service	21,073,000	20,439,000
Total	$56,573,000	$50,986,000
At January 31, 2014, the Company had master agreements and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed, which if fully performed, would generate future revenues of $56,573,000 compared with $50,986,000 at January 31, 2013.
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
Professional services backlog consists of signed contracts for services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The increase in backlog is due to several clients that signed contracts during fiscal 2013 for add-on solutions, upgrades, or expansion of services at additional locations for which contracted services have not yet been performed.
Maintenance and support backlog consists of maintenance agreements for licenses of the Company’s proprietary software and third-party hardware and software with clients and remarketing partners for which either an agreement has been signed or a purchase order under a master agreement has been received. The Company includes in backlog the signed agreements through their respective renewal dates. Typical maintenance contracts are for a one-year term and are renewed annually. Clients typically prepay maintenance and support which is billed 30-60 days prior to the beginning of the maintenance period. The Company does not expect any significant client attrition over the next 12 months. Maintenance and support backlog at January 31, 2014 was $25,936,000, as compared to $22,504,000 at January 31, 2013. The Company expects to recognize $13,371,000 out of January 31, 2014 backlog in fiscal 2014. A significant portion of this increase is due to new client sales and renewals in excess of revenue recognized from the January 31, 2013 backlog, as well as the backlog added by the Looking Glass maintenance contracts. Additionally, as part of renewals, contracts are typically subject to an annual increase in fees based on market rates and inflationary metrics.
At January 31, 2014, the Company had entered into SaaS agreements that are expected to generate revenues of $21,073,000 through their respective renewal dates in fiscal years 2014 through 2019. The Company expects to recognize $6,953,000 out of January 31, 2014 SaaS backlog in fiscal 2014. Typical SaaS terms are one to seven years in length. SaaS backlog and terms are as follows:

(in thousands):	SaaS Backlog at January 31, 2014	Average Remaining Months in Term
7-year term	$1,322	57
6-year term	810	53
5-year term	13,960	33
4-year term	785	45
3-year term	3,527	21
Less than 3-year term	669	13
Total SaaS backlog	$21,073
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

Use of Non-GAAP Financial Measures
In order to provide investors with greater insight, and allow for a more comprehensive understanding of the information used by management and the board of directors in its financial and operational decision-making, the Company has supplemented the Consolidated Financial Statements presented on a GAAP basis in this annual report on Form 10-K with the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share.
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
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share
The Company defines: (i) EBITDA, as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA, as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation, amortization, stock-based compensation expense, and transaction expenses and other one-time costs; (iii) Adjusted EBITDA Margin, as Adjusted EBITDA as a percentage of net revenue; and (iv) Adjusted EBITDA per diluted share as Adjusted EBITDA divided by adjusted diluted shares outstanding. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the board and may be useful to investors in comparing the Company’s operating performance consistently over time as they remove the impact of our capital structure (primarily interest charges), asset base (primarily depreciation and amortization), items outside the control of the management team (taxes), and costs that we do not believe relate to our core operations including: transaction related expenses (such as professional and advisory services), corporate restructuring expenses (such as severances), and other operating costs that are expected to be non-recurring. Adjusted EBITDA removes the impact of share-based compensation expense, which is another non-cash item. Adjusted EBITDA per diluted share includes incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position.
The board of directors and management also use these measures to (i) plan and forecast overall expectations and evaluate, on at least a quarterly and annual basis, actual results against such expectations; and, (ii) as performance evaluation metrics in determining achievement of certain executive and associate incentive compensation programs.
The Company’s lender uses Adjusted EBITDA to assess our operating performance. The Company’s credit agreements with its lender require delivery of compliance reports certifying compliance with financial covenants certain of which are based on an Adjusted EBITDA measurement that is the same as the Adjusted EBITDA measurement reviewed by our management and board of directors.
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities, despite the advantages regarding the use and analysis of these measures as mentioned above. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share as disclosed in this annual report on Form 10-K, have limitations as analytical tools, and you should not consider these measures in isolation, or as a substitute for analysis of Company results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA, and its variations are:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the interest expense, or the cash requirements to service interest or principal payments under our credit agreements;

•	EBITDA does not reflect income tax payments we are required to make; and

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
The following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net earnings (loss), a comparable GAAP-based measure, as well as earnings (loss) per diluted share to Adjusted EBITDA per diluted share. All of the items included in the reconciliation from net earnings (loss) to EBITDA to Adjusted EBITDA and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing the Company’s on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess the Company’s operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.
The following table reconciles net earnings (loss) to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share for the fiscal years ended January 31, 2014 and 2013 (amounts in thousands, except per share data):

	Fiscal Year
Adjusted EBITDA Reconciliation	2013	2012
Net loss	$(11,717)	$(5,379)
Interest expense	1,766	1,957
Tax expenses (1)	(100)	(2,888)
Depreciation	718	726
Amortization of capitalized software development costs (2)	3,192	2,659
Amortization of intangible assets	1,342	584
Amortization of other costs	74	35
EBITDA	(4,725)	(2,306)
Stock-based compensation expense	1,661	956
Loss on conversion of convertible notes	—	5,970
Loss on early extinguishment of debt	161	—
Transaction related professional fees, advisory fees, and other internal direct costs	769	796
Associate severances and other costs relating to transactions or corporate restructuring	415	866
Other non-recurring operating expenses (3)	3,489	278
Adjusted EBITDA	$1,770	$6,560
Adjusted EBITDA Margin (4)	6%	28%

Adjusted EBITDA per diluted share	2013	2012
Loss per share — diluted	$(0.94)	$(0.48)
Adjusted EBITDA per adjusted diluted share (5)	$0.10	$0.46
Diluted weighted average shares	13,747,700	11,634,540
Includable incremental shares — adjusted EBITDA (6)	4,863,140	494,109
Adjusted diluted shares	18,610,840	12,128,649
_______________

(1)
Fiscal 2012 includes a non-cash income tax benefit recorded in 2012 of $3,000,000 to reduce the Company’s tax valuation allowance relating to deferred tax liabilities recorded in conjunction with the Company’s acquisition of Meta Health Technology, Inc.

(2)
Fiscal 2013 includes $2,172,000 relating to internally developed legacy software, $423,000 relating to acquired internally developed software from Interpoint, and $597,000 relating to internally developed software acquired from Meta Health Technology, Inc.

(3)	Fiscal 2013 includes valuation adjustment for contingent earn-out of $3,580,000.

(4)	Adjusted EBITDA as a percentage of GAAP revenues.

(5)	Adjusted EBITDA per adjusted diluted share for the Company's common stock is computed using the more dilutive of the two-class method or the if-converted method.

(6)
The number of incremental shares that would be dilutive under profit assumption, only applicable under a GAAP net loss. If GAAP profit is earned in the current period, no additional incremental shares are assumed.

Application of Critical Accounting Policies
The following is a summary of the Company’s most critical accounting policies. See Note 2 of our Consolidated Financial Statements for a complete discussion of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.
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
Capitalized Software Development Costs
Software development costs are accounted for in accordance with ASC 985-20 Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and designing phase of software development are classified as research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and quality assurance, are capitalized until available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is over the estimated economic life of the software. Amortization for our legacy software systems is provided on a solution-by-solution basis over the estimated economic life of the software, using the straight-line method. Amortization commences when a solution is available for general release to clients. Acquired internally developed software from acquisitions is amortized on the basis of undiscounted future cash flows. Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination. The Company reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization.
Goodwill and Intangible Assets

Goodwill and other intangible assets were recognized in conjunction with the Interpoint, Meta, and Clinical Looking Glass acquisitions. Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of internally-developed software, client relationships, supplier agreements, non-compete agreements, customer contracts, and license agreements. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to 15 years, using the straight-line and undiscounted expected future cash flows methods. The indefinite-lived intangible asset relates to the Meta trade name; the indefinite-lived intangible asset is not amortized and is tested for impairment on at least an annual basis.

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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credit and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. See Note 8 to our consolidated financial statements included in Item 8 for further details.
Common Stock Warrants
The fair value of the common stock warrants are computed using the Black-Scholes option pricing model based on the following assumptions: annual volatility, risk-free rate, dividend yield and expected life. The model also includes assumptions to account for anti-dilutive provisions within the warrant agreement.
Contractual Obligations

The Company has various contractual obligations and commitments to make future payments including debt agreements and operating lease obligations.

The following table summarizes significant contractual obligations and commitments of the Company as of January 31, 2014. Except as set forth in the following table, the Company does not have any material long-term purchase obligations or other long-term liabilities that are reflected on its consolidated balance sheet as of January 31, 2014:

	Payments Due by Period
	One Year or Less	Years 2-3	Years 4-5	More than 5 years	Total
Long-term debt obligations	$1,676	$3,130	$4,655	$—	$9,461
Interest expense on long-term debt	574	816	420	—	1,810
Operating lease obligations	603	971	936	1,957	4,467
Total contractual obligations	$2,853	$4,917	$6,011	$1,957	$15,738

The estimated interest expense payments on long-term debt reflected in the table above are based on both the amount outstanding and the respective interest rates in effect as of January 31, 2014. Interest expense on the $8,298,000 senior term loan, which is hedged under an interest rate swap, is computed based on the fixed hedged interest rate of 6.42%.

Liquidity and Capital Resources
The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, interest payments on debt, and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded by cash generated by operations and borrowings under credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash and cash equivalent balances at January 31, 2014 and 2013 were $17,925,000 and $7,500,000, respectively. Continued expansion may require the Company to take on additional debt, or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.
Significant cash obligations

(in thousands)	Fiscal Year
	2013	2012
Term loans	$8,298	$13,688
Note payable	900	—
Contingent consideration for earn-out	—	1,320
Capital lease	227	—
Royalty liability	2,264	—
Please reference Note 3 — Acquisitions and Note 6 — Debt to our consolidated financial statements included in Item 8 for additional information.
Operating cash flow activities

(in thousands)	Fiscal Year
	2013	2012
Net loss	$(11,717)	$(5,379)
Non-cash adjustments to net loss	11,159	7,978
Cash impact of changes in assets and liabilities	771	(2,714)
Annual operating cash flow	$213	$(115)

Net cash provided by operating activities in fiscal 2013 increased in the current year primarily due to a decrease in accounts receivables resulting from collections. In addition, there were non-cash increases in the valuation adjustment for the contingent earn-out and share-based compensation expense.
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
Investing cash flow activities

(in thousands)	Fiscal Year
	2013	2012
Purchases of property and equipment	$(152)	$(577)
Capitalized software development costs	(614)	(2,000)
Payment for acquisitions	(3,000)	(12,162)
Annual investing cash flow	$(3,766)	$(14,739)
In fiscal 2013, the primary investing activities were associated with acquisitions in the current and prior periods.
The Company estimates that to replicate its existing internally-developed software would cost significantly more than the stated net book value of $10,238,000, including acquired internally developed software of Meta and Interpoint, at January 31, 2014. Many of the programs related to capitalized software development continue to have significant value to the Company’s current solutions and those under development, as the concepts, ideas, and software code are readily transferable and are incorporated into new solutions.
Financing cash flow activities

(in thousands)	Fiscal Year
	2013	2012
Proceeds from term loans	$4,958	$9,880
Principal repayments on term loans	(10,348)	(313)
Payment of deferred financing costs	(116)	(1,272)
Proceeds from the sale of common stock	20,587	—
Settlement of earn-out consideration	(1,300)
Proceeds from private placement	—	12,000
Other	197	(185)
Annual financing cash flow	$13,978	$20,110
The decrease in cash from financing in fiscal 2013 is primarily the result of the net proceeds received from the sale of common stock, offset by the repayments on term loans. The Company has a $5,000,000 revolving line of credit that it has not drawn upon as of January 31, 2014.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign currency exchange risk. Certain of our contracts are denominated in Canadian dollars. As our Canadian sales have not historically been significant to our operations, we do not believe that changes in the Canadian dollar relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. We currently do not transact any other business in any currency other than the U.S. dollar. As we continue to grow our operations, we may increase the amount of our sales to foreign clients. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis to determine whether any forward currency hedge instrument would be warranted.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Streamline Health Solutions, Inc:
We have audited the accompanying consolidated balance sheet of Streamline Health Solutions, Inc. and subsidiaries as of January 31, 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended January 31, 2014. In connection with our audit of the consolidated financial statements, we also have audited the 2013 financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streamline Health Solutions, Inc. and subsidiaries as of January 31, 2014, and the results of their operations and their cash flows for the year ended January 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related 2013 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Streamline Health Solutions, Inc.’s internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 13, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
June 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Streamline Health Solutions, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheet of Streamline Health Solutions, Inc. and subsidiaries (the “Company”) as of January 31, 2013 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streamline Health Solutions, Inc. and subsidiaries at January 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois	/s/ BDO USA, LLP
April 26, 2013

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 31
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$17,924,886	$7,500,256
Accounts receivable, net of allowance for doubtful accounts of $267,264 and $133,765, respectively	7,999,571	8,685,017
Contract receivables	1,181,606	1,481,819
Prepaid hardware and third party software for future delivery	25,640	22,777
Prepaid client maintenance contracts	909,464	1,080,330
Other prepaid assets	1,407,515	997,024
Deferred income taxes	95,498	—
Other current assets	144,049	110,555
Total current assets	29,688,229	19,877,778
Non-current assets:
Property and equipment:
Computer equipment	3,769,564	3,420,452
Computer software	2,239,654	2,196,236
Office furniture, fixtures and equipment	889,080	843,274
Leasehold improvements	697,570	697,570
	7,595,868	7,157,532
Accumulated depreciation and amortization	(6,676,824)	(5,958,727)
Property and equipment, net	919,044	1,198,805
Contract receivables, less current portion	78,395	126,626
Capitalized software development costs, net of accumulated amortization of $7,949,352 and $17,464,601, respectively	10,238,357	12,816,486
Intangible assets, net	12,175,634	8,188,131
Deferred financing costs, net of accumulated amortization of $98,102 and $196,947, respectively	44,898	541,740
Goodwill	11,933,683	12,133,304
Other non-current assets	500,634	383,708
Total non-current assets	35,890,645	35,388,800
	$65,578,874	$55,266,578

See accompanying notes to consolidated financial statements.

	January 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,796,418	$1,495,913
Accrued compensation	1,782,599	2,088,850
Accrued other expenses	554,877	1,325,039
Current portion of long-term debt	1,214,280	1,250,000
Deferred revenues	9,658,232	9,810,442
Contingent consideration for earn-out	—	1,319,559
Current portion of note payable	300,000	—
Current portion of capital lease obligation	105,573	—
Deferred income tax liabilities	—	35,619
Total current liabilities	15,411,979	17,325,422
Non-current liabilities:
Term loans	6,971,767	12,437,501
Warrants liability	4,117,725	3,649,349
Royalty liability	2,264,000	—
Swap contract	111,086	—
Note payable	600,000	—
Lease incentive liability, less current portion	74,434	99,579
Capital lease obligation	121,089	—
Deferred income tax liabilities	816,079	529,709
Total non-current liabilities	15,076,180	16,716,138
Total liabilities	30,488,159	34,041,560
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,849,985 and $11,999,985 redemption value, 4,000,000 shares authorized, 2,949,995 and 3,999,995 issued and outstanding, net of unamortized preferred stock discount of $3,250,317 and $4,234,269, respectively	5,599,668	7,765,716
Stockholders’ equity:
Common stock, $.01 par value per share, 25,000,000 shares authorized; 18,175,787 and 12,643,620 shares issued and outstanding, respectively	181,758	126,436
Additional paid in capital	76,983,088	49,178,389
Accumulated deficit	(47,562,713)	(35,845,523)
Accumulated other comprehensive loss	(111,086)	—
Total stockholders’ equity	29,491,047	13,459,302
	$65,578,874	$55,266,578

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2013	2012
Revenues:
Systems sales	$3,239,569	$1,463,225
Professional services	3,641,731	3,792,569
Maintenance and support	13,986,566	11,211,197
Software as a service	7,626,837	7,299,812
Total revenues	28,494,703	23,766,803
Operating expenses:
Cost of systems sales	3,142,525	2,747,230
Cost of services	4,052,113	3,087,997
Cost of maintenance and support	3,460,500	3,245,569
Cost of software as a service	2,523,184	2,512,156
Selling, general and administrative	14,546,335	10,060,469
Research and development	7,088,077	2,948,313
Total operating expenses	34,812,734	24,601,734
Operating loss	(6,318,031)	(834,931)
Other (expense) income:
Interest expense	(1,765,813)	(1,957,010)
Loss on conversion of convertible notes	—	(5,970,002)
Loss on early extinguishment of debt	(160,713)	—
Miscellaneous (expenses) income	(3,573,091)	494,677
Loss before income taxes	(11,817,648)	(8,267,266)
Income tax benefit	100,458	2,888,537
Net loss	(11,717,190)	(5,378,729)
Less: deemed dividends on Series A Preferred Shares	(1,180,904)	(176,048)
Net loss attributable to common shareholders	$(12,898,094)	$(5,554,777)
Basic net loss per common share	$(0.94)	$(0.48)
Number of shares used in basic per common share computation	13,747,700	11,634,540
Diluted net loss per common share	$(0.94)	$(0.48)
Number of shares used in diluted per common share computation	13,747,700	11,634,540

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year
	2013	2012

Net loss	$(11,717,190)	$(5,378,729)
Other comprehensive loss, net of tax:
Fair value of interest rate swap liability	(111,086)	—
Comprehensive loss	$(11,828,276)	$(5,378,729)

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock shares	Common stock	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at January 31, 2012	10,433,716	$104,338	$38,360,980	$(30,466,794)	$—	$7,998,524
Stock issued to Employee Stock Purchase Plan and exercise of stock options	149,764	1,497	281,131	—	—	282,628
Restricted stock issued	137,325	1,373	(1,373)	—	—	—
Conversion of note payable, Interpoint	1,529,729	15,297	3,100,885	—	—	3,116,182
Stock consideration for acquisition	393,086	3,931	1,497,678	—	—	1,501,609
Issuance of common stock warrants	—	—	2,441,852	—	—	2,441,852
Issuance costs	—	—	(263,072)	—	—	(263,072)
Reclassification of common stock warrants to liability	—	—	(4,138,783)	—	—	(4,138,783)
Beneficial conversion feature of Series A Preferred Stock	—	—	2,685,973	—	—	2,685,973
Share-based compensation expense	—	—	956,144	—	—	956,144
Deemed dividends on Series A Preferred Stock	—	—	(176,048)	—	—	(176,048)
Issuance of Series A Preferred Stock at fair value	—	—	9,182,652	—	—	9,182,652
Reclassification of preferred stock to temporary equity at redemption value	—	—	(4,749,630)	—	—	(4,749,630)
Net loss	—	—	—	(5,378,729)	—	(5,378,729)
Balance at January 31, 2013	12,643,620	$126,436	$49,178,389	$(35,845,523)	$—	$13,459,302
Stock issued to Employee Stock Purchase Plan and exercise of stock options	602,469	6,025	1,350,035	—	—	1,356,060
Restricted stock issued	29,698	297	(297)	—	—	—
Conversion of Series A Preferred Stock	1,050,000	10,500	3,139,500	—	—	3,150,000
Stock consideration for earn-out settlement, Interpoint	400,000	4,000	2,696,000	—	—	2,700,000
Issuance of common stock	3,450,000	34,500	22,390,500	—	—	22,425,000
Common stock issuance costs	—	—	(1,838,381)	—	—	(1,838,381)
Warrant valuation adjustment	—	—	(412,352)	—	—	(412,352)
Interest rate swap	—	—	—	—	(111,086)	(111,086)
Share-based compensation expense	—	—	1,660,598	—	—	1,660,598
Deemed dividends on Series A Preferred Stock	—	—	(1,180,904)	—	—	(1,180,904)
Net loss	—	—	—	(11,717,190)		(11,717,190)
Balance at January 31, 2014	18,175,787	$181,758	$76,983,088	$(47,562,713)	$(111,086)	$29,491,047

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2013	2012
Operating activities:
Net loss	$(11,717,190)	$(5,378,729)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effect of acquisitions:
Depreciation	718,097	726,406
Amortization of capitalized software development costs	3,192,157	2,659,365
Amortization of intangible assets	1,341,734	583,535
Amortization of other deferred costs	385,461	241,478
Amortization of debt discount	4,327	111,583
Valuation adjustment for warrants liability	(140,928)	(489,434)
Deferred tax expense (benefit)	20,885	(2,935,522)
Valuation adjustment for contingent earn-out	3,580,441	86,839
Other valuation adjustments	(95,368)	—
Net loss from conversion of convertible notes	—	5,970,002
Loss from early extinguishment of debt	160,713	—
Share-based compensation expense	1,660,598	956,144
Provision for accounts receivable	330,907	67,464
Changes in assets and liabilities, net of assets acquired:
Accounts and contract receivables	827,435	(2,923,242)
Other assets	(439,477)	(1,129,255)
Accounts payable	275,360	526,149
Accrued expenses	259,771	992,285
Deferred revenues	(152,210)	(180,200)
Net cash provided by (used in) operating activities	212,713	(115,132)
Investing activities:
Purchases of property and equipment	(152,283)	(576,736)
Capitalization of software development costs	(614,028)	(1,999,676)
Payment for acquisition	(3,000,000)	(12,161,614)
Net cash used in investing activities	(3,766,311)	(14,738,026)
Financing activities:
Proceeds from term loan	4,958,333	9,880,000
Principal repayments on term loans	(10,348,214)	(312,500)
Principal payments on capital lease obligation	(34,391)	—
Payment of deferred financing costs	(115,900)	(1,271,862)
Proceeds from private placement	—	12,000,000
Proceeds from exercise of stock options and stock purchase plan	1,356,060	282,628
Settlement of earn-out consideration	(1,300,000)	—
Proceeds from the sale of common stock	20,586,619	—
Payment of debt success fee	(1,124,279)	(467,906)
Net cash provided by financing activities	13,978,228	20,110,360
Increase in cash and cash equivalents	10,424,630	5,257,202
Cash and cash equivalents at beginning of year	7,500,256	2,243,054
Cash and cash equivalents at end of year	$17,924,886	$7,500,256
Supplemental cash flow disclosures:
Interest paid	$2,422,997	$1,626,750
Income taxes paid	$375,688	$84,990

	Fiscal Year
	2013	2012
Supplemental disclosure of non-cash financing activities:
Conversion of $3,000,000 note payable to common shares	$—	$3,116,182
Conversion of 1,050,000 shares of Series A Preferred Stock to common shares	$3,150,000	$—
Issuance of 393,086 shares of common stock, as part of Meta purchase price	$—	$1,501,609
Issuance of 400,000 shares of common stock, as part of settlement of earn-out consideration	$2,700,000	$—
Issuance of $900,000 note payable as part of settlement of earn-out consideration	$900,000	$—
Deemed dividends on Series A Preferred Stock	$1,180,904	$176,048
Issuance of warrants to placement agents	$—	$753,737
Reclassification of warrants from equity to warrants liability	$—	$4,138,783
Conversion of notes issued in conjunction with the private placement to Series A Preferred Stock, at fair value	$—	$9,182,652
Interest rate swap contract	$111,086	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS
Streamline Health Solutions, Inc. and subsidiary (the “Company”) operates in one segment as a provider of healthcare information technology through the licensing of its Electronic Health Information Management, Patient Financial Services, Coding and Clinicial Documentation Improvement and other Workflow software applications and the use of such applications by software as a service. The Company also provides implementation and consulting services to complement its software solutions. The Company’s software and services enable hospitals and integrated healthcare delivery systems in the United States and Canada to capture, store, manage, route, retrieve, and process vast amounts of patient clinical, financial and other healthcare provider information.
Fiscal Year
All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following year.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and its wholly-owned subsidiary, Streamline Health, Inc. All significant intercompany transactions are eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
Allowance for Doubtful Accounts
In determining the allowance for doubtful accounts, aged receivables are analyzed monthly by management. Each identified receivable is reviewed based upon the most recent information available, including client comments, if any, and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. During these monthly reviews, the Company determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its clients or resellers to make required payments. The allowance for doubtful accounts was $267,000 and $134,000 at January 31, 2014 and 2013, respectively. The Company believes that its reserve is adequate, however results may differ in future periods.
Concessions Accrual
In determining the concession accrual, the Company evaluates historical concessions granted relative to revenue. The concession accrual was $58,000 and $0 at January 31, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bad debt expense for fiscal years 2013 and 2012 are as follows:

	2013	2012
Bad debt expense	$330,907	$67,464
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method, over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Computer equipment and software	3-4 years
Office equipment	5 years
Office furniture and fixtures	7 years
Leasehold improvements	Term of lease

Depreciation expense for property and equipment in fiscal 2013 and 2012 was $718,000 and $726,000, respectively.
Normal repair and maintenance is expensed as incurred. Replacements are capitalized and the property and equipment accounts are relieved of the items being replaced or disposed of, if no longer of value. The related cost and accumulated depreciation of the disposed assets are eliminated and any gain or loss on disposition is included in the results of operations in the year of disposal.
Leases
In fiscal 2010, the Company entered into a Second Amendment to the Lease Agreement signed in fiscal 2005 for the Cincinnati office location. The lease term expires July 31, 2015. In connection with the amendment, the property owner provided certain lease inducements to the Company, including a three month rent allowance equivalent to $42,000. The rent allowance is granted in three equal allotments on the first, second, and third anniversaries of the amendment execution date. The Company has accounted for the value of these inducements by recognizing the total allowance benefit over the term of the lease, and recording rent expense on a straight-line basis.
On April 10, 2012, the Company entered into an amended lease obligation to lease 8,582 square feet of office space in the same building as the assumed Interpoint lease, at 1230 Peachtree St. NE in Atlanta, GA. The lease commenced upon taking possession of the space and ends 72 months thereafter. The Company took possession of the space during the third quarter of fiscal 2012. Upon relocation, the Company completely vacated the previously leased premises within the building. The provisions of the lease provide for rent abatement for the first four months of the lease term. Upon taking possession of the premises, the rent abatement was aggregated with the total expected rental payments, and is being amortized on a straight-line basis over the term of the lease.
On December 13, 2013, the Company entered into an amended lease obligation to lease 24,335 square feet of office space in the same building as the office space in Atlanta, GA. The lease commences upon taking possession of the space and ends 102 months thereafter. The Company took possession of the new space during the second quarter of fiscal 2014. Upon relocation, the Company completely vacated the previously leased premises within the building. The provisions of the lease provide for rent abatement for the first eight months of the lease term. Upon taking possession of the premises, the rent abatement and the unamortized balance of deferred rent associated with the previously leased premises will be aggregated with the total expected rental payments, and will be amortized on a straight-line basis over the term of the new lease.
On August 16, 2012, as part of the acquisition of Meta Health Technology, the Company assumed a lease agreement for office space of approximately 10,000 square feet in size, at 330 Seventh Ave., 14th floor, New York, NY. This lease term expires on August 31, 2014. During the third quarter of fiscal 2014, the Company is relocating its New York office to a new location with 10,350 sq. feet.
The Company has a capital lease to finance office equipment purchases. The balance of fixed assets is $261,000 and $0 as of January 31, 2014 and 2013, respectively, and the balance of accumulated depreciation is $76,000 and $0 for the respective periods. The amortization expense of leased assets is included in depreciation expense.
Debt Issuance Costs
Costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest rate method over the term of the related debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swap

The Company has entered into a hedging relationship via an interest rate swap agreement to hedge against interest rate exposure of its variable rate debt obligation. The interest rate swap settles any accrued interest for cash on the first day of each calendar month until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. The interest rate swap qualifies for cash flow hedge accounting treatment and as such, the change in the fair values of the interest rate swap is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive loss and the ineffective portion reported in loss. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive loss related to the interest rate swaps will be reclassified into loss to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. In the event that an interest rate swap is terminated prior to maturity, gains or losses accumulated in other comprehensive loss or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings. The fair value of the Company's interest rate swap is based on Level 2 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount the Company would receive or pay to terminate the agreement taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk.
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
Capitalized Software Development Costs
Software development costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The Company capitalized such costs, including interest, of $614,000 and $2,000,000 in fiscal 2013 and 2012, respectively. The Company acquired $3,646,000 of internally developed software in 2012 through the acquisition described in Note 3 - Acquisitions.
Amortization for the Company's legacy software systems is provided on a solution-by-solution basis over the estimated economic life of the software, typically five years, using the straight-line method. Amortization commences when a solution is available for general release to clients. Acquired internally developed software from the Interpoint and Meta acquisitions is amortized using the straight-line method.
Amortization expense on all internally developed software was $3,192,000 and $2,659,000 in fiscal 2013 and 2012, respectively.
Research and development expense, net of capitalized amounts, was $7,088,000 and $2,948,000 in fiscal 2013 and 2012, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of the Company’s long-term debt approximates fair value since the interest rates being paid on the amounts approximate the market interest rate. Long-term debt and the interest rate swap is classified as Level 2. The initial fair value of contingent consideration for earn-out, royalty liability, and warrants liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. The Company used a binomial model and the Black-Scholes option pricing model to estimate the fair value of the contingent consideration for earn-out and warrants liability, respectively. The fair value of the royalty liability is determined based on the probability-weighted revenue scenarios for the Looking Glass product. The contingent consideration for royalty liability and warrants liability are classified as Level 3.
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
Multiple Element Arrangements
The Company applies the provisions of Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 amended the accounting standards for revenue recognition for multiple deliverable revenue arrangements to:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Software as a Service
The Company uses ESP to determine the value for a software as a service arrangement as the Company cannot establish VSOE and TPE is not a practical alternative due to differences in functionality from the Company's competitors. Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution, and include calculating the equivalent value of maintenance and support on a present value basis over the term of the initial agreement period. Typically revenue recognition commences upon client go-live on the system, and is recognized ratably over the contract term. The software portion of SaaS for Health Information Management (“HIM”) products does not need material modification to achieve its contracted function. The software portion of SaaS for the Company's Patient Financial Services (“PFS”) products require material customization and setup processes to achieve their contracted function.
System Sales
The Company uses the residual method to determine fair value for proprietary software license sold in a multi-element arrangement as the Company cannot establish fair value for all of the undelivered elements. Typically pricing decisions for proprietary software rely on the relative size and complexity of the client purchasing the solution. Third-party components are resold at prices based on a cost plus margin analysis. The proprietary software and third-party components do not need any significant modification to achieve its intended use. When these revenues meet all the criteria for revenue recognition, and are determined to be separate units of accounting revenue is recognized. Typically this is upon shipment of components or electronic download of software. Proprietary licenses are perpetual in nature, and license fees do not include rights to version upgrades, fixes or service packs.
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
Term Licenses
The Company cannot establish VSOE fair value of the undelivered element in term license arrangements.  However, as the only undelivered element is post-contract customer support, the entire fee is recognized ratably over the contract term.  Typically, revenue recognition commences once the client goes live on the system.  Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution. The software portion of the Company's coding and clinical documentation improvement solutions generally do not require material modification to achieve their contracted function.
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
Professional services components that are essential to the functionality of the software, and are not considered a separate unit of accounting, are recognized in revenue ratably over the life of the client, which approximates the duration of the initial contract term. The Company defers the associated direct costs for salaries and benefits expense for PFS contracts. As of January 31, 2014 and 2013, the Company had deferred costs of $441,000 and $201,000, respectively. These deferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs will be amortized over the identical term as the associated SaaS revenues. Amortization expense of these costs was $110,000 and $35,000 in fiscal 2013 and 2012, respectively.
The Company uses VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. The Company typically sells professional services on a fixed-fee basis. The Company monitors projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.
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
Goodwill and Intangible Assets

Goodwill and other intangible assets were recognized in conjunction with the Interpoint, Meta, and Clinical Looking Glass acquisitions. Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of internally developed software, client relationships, supplier agreements, non-compete agreements, customer contracts, and license agreement. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to 15 years, using the straight-line and undiscounted expected future cash flows methods. The indefinite-lived intangible asset relates to the Meta trade name; the indefinite-lived intangible asset is not amortized and is tested for impairment on at least an annual basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The two-step goodwill impairment test requires the Company to identify its reporting units and to determine estimates of the fair values of those reporting units as of the impairment testing date. Reporting units are determined based on the organizational structure the entity has in place at the date of the impairment test. A reporting unit is an operating segment or component business unit with the following characteristics: (a) it has discrete financial information, (b) segment management regularly reviews its operating results (generally an operating segment has a segment manager who is directly accountable to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts, or plans for the segment), and (c) its economic characteristics are dissimilar from other units (this contemplates the nature of the products and services, the nature of the production process, the type or class of customer for the products and services, and the methods used to distribute the products and services).

The Company determined that it has one operating segment and one reporting unit.

To conduct a quantitative two-step goodwill impairment test, the fair value of the reporting unit is first compared to its carrying value. If the reporting unit's carrying value exceeds its fair value, the Company performs the second step and records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company estimates the fair value of its reporting unit using a blend of market and income approaches. The market approach consists of two separate methods, including reference to the Company's market capitalization, as well as the guideline publicly traded company method. The market capitalization valuation method is based on an analysis of the Company's stock price on and around the testing date, plus a control premium. The guideline public company method was made by reference to a list of publicly traded software companies providing services to healthcare organizations, as determined by management. The market value of common equity for each comparable company was derived by multiplying the price per share on the testing date by the total common shares outstanding, plus a control premium. Selected valuation multiples are then determined and applied to appropriate financial statistics based on the Company's historical and forecasted results. The Company estimates the fair value of its reporting unit using the income approach, via discounted cash flow valuation models which include, but are not limited to, assumptions such as a “risk-free” rate of return on an investment, the weighted average cost of capital of a market participant, and future revenue, operating margin, working capital and capital expenditure trends. Determining the fair values of reporting units and goodwill includes significant judgment by management, and different judgments could yield different results.
The Company performed its annual assessment of goodwill during the fourth quarter of fiscal 2013, using the two-step approach described above. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on the analysis performed for step one, the fair value of the reporting unit exceeded the carrying amount of the reporting unit, including goodwill, and therefore an impairment loss was not recognized. As the Company passed step one of the analysis, step two was not required.
Severances
From time to time, the Company will enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. In fiscal 2013 and 2012, we incurred $384,000 and $866,000 in severance expenses. At January 31, 2014 and 2013, we had accrued for zero and $548,000 in severances, respectively.
Equity Awards

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. The Company incurred total annual compensation expense related to stock-based awards of $1,661,000 and $956,000 in fiscal 2013 and 2012, respectively.
The fair value of the stock options granted in 2013 and 2012 was estimated at the date of grant using a Black-Scholes option pricing model. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and are generally derived from external (such as, risk free rate of interest) and historical data (such as, volatility factor, expected term, and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.
The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market close price per share on the day of grant. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically a one-year service period to the Company.
Common Stock Warrants
The fair value of the common stock warrants are computed using the Black-Scholes option pricing model based on the following assumptions: annual volatility, risk-free rate, dividend yield and expected life. The model also includes assumptions to account for anti-dilutive provisions within the warrant agreement.
Comprehensive Loss
Total other comprehensive loss for fiscal years 2013 and 2012 was $111,000 and $0, respectively. Total other comprehensive loss relates to the change in the unrealized loss on the Company's interest rate swap arrangement. The Company's interest rate swap arrangement is further described in Note 6-“Debt”.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credit and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. See Note 8 for further details.
The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At January 31, 2014, the Company believes it has appropriately accounted for any uncertain tax positions. As part of the Meta acquisition the Company assumed a current liability for an uncertain tax position. The Company has recorded $181,000 and $152,000 of reserves for uncertain tax positions and corresponding interest and penalties as of January 31, 2014 and January 31, 2013, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with ASC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses. For the years ended January 31, 2014 and 2013, the unvested restricted stock awards and the Series A Preferred Stock were not deemed to be participating since there was a net loss from operations for the years ended January 31, 2014 and 2013. As of January 31, 2014 and 2013, there were 2,949,995 and 3,999,995 shares of preferred stock outstanding, respectively, each share is convertible into one share of the Company's common stock. For the years ended January 31, 2014 and 2013, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in Diluted EPS and, therefore, was not included in the calculation. As of January 31, 2014 and 2013, there were 29,698 and 137,325 unvested restricted shares of common stock outstanding, respectively. The unvested restricted shares at January 31, 2014 were excluded from the calculation as their effect would have been antidilutive.
The following is the calculation of the basic and diluted net loss per share of common stock:

	Fiscal Year
	2013	2012
Net loss	$(11,717,190)	$(5,378,729)
Less: deemed dividends on Series A Preferred Stock	(1,180,904)	(176,048)
Net loss attributable to common shareholders	$(12,898,094)	$(5,554,777)
Weighted average shares outstanding used in basic per common share computations	13,747,700	11,634,540
Stock options and restricted stock	—	—
Number of average shares used in diluted per common share computation	13,747,700	11,634,540
Basic net loss per share of common stock	$(0.94)	$(0.48)
Diluted net loss per share of common stock	$(0.94)	$(0.48)
Diluted loss per share exclude the effect of 2,304,407 and 2,685,237 outstanding stock options in fiscal 2013 and 2012 respectively. The inclusion of these shares would be anti-dilutive. For the years ended January 31, 2014 and 2013, the outstanding common stock warrants of 1,400,000 would have an anti-dilutive effect if included in Diluted EPS and, therefore, were not included in the calculation.
Recent Accounting Pronouncements

The Company does not believe any recently issued, but not yet effective, accounting standards will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 3 — ACQUISITIONS
On August 16, 2012 the Company acquired substantially all of the outstanding stock of Meta Health Technology, Inc., a New York corporation (“Meta”). The Company paid a total purchase price of $14,790,000, consisting of cash payment of $13,288,000 and the issuance of 393,086 shares of the Company's common stock at an agreed upon price price of $4.07 per share. The fair value of the common stock at the date of issuance was $3.82. For the year ended January 31, 2013, the Company incurred $1,306,000 of acquisition costs related to the Meta transaction, which were recorded in selling, general and administrative expense. These costs were primarily related to services provided by legal, financial, and accounting professional advisors and severances. As of October 31, 2012, the Company had acquired 100% of Meta’s outstanding shares.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price is subject to certain adjustments related principally to the delivered working capital level, which was settled for $394,000 in the fourth quarter of fiscal 2013, and indemnification provisions. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

Balance at August 16, 2012
Assets purchased:
Cash	$1,126,000
Accounts receivable	2,300,000
Property and equipment	133,000
Other assets	513,000
Client relationships	4,464,000
Internally-developed software	3,646,000
Trade name (2)	1,588,000
Supplier agreements	1,582,000
Covenants not to compete	720,000
Goodwill (1), (2)	8,073,000
Total assets purchased	$24,145,000
Liabilities assumed:
Accounts payable and accrued liabilities	1,259,000
Deferred revenue obligation, net	3,494,000
Deferred tax liabilities	4,602,000
Net assets acquired	$14,790,000
Consideration:
Company common stock	$1,502,000
Cash paid	13,288,000
Total consideration	$14,790,000
 _______________

(1)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired, which is not deductible for tax purposes.

(2)	See Note 7 - Goodwill and Intangible Assets for further changes in fiscal 2013.
The acquired operations of Meta are consolidated with the results of the Company from August 16, 2012. Due to the new deferred tax liabilities recorded as a result of the above purchase price allocation, the Company was able to reduce its valuation allowance by $3,000,000 representing the significant deferred tax benefit recorded for the year ended January 31, 2013.
On October 25, 2013, the Company's wholly owned subsidiary, Streamline Health, Inc. (“Streamline”), entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which it entered into an agreement for an exclusive, worldwide 15-year license from Montefiore of its proprietary clinical analytics platform solution, Clinical Looking Glass (“CLG”).  In addition, Montefiore assigned to Streamline the existing license agreement with a customer using CLG.  As consideration under the Royalty Agreement, Streamline paid Montefiore a one-time initial base royalty fee of $3,000,000, as well as on-going quarterly royalty amounts related to future sublicensing of CLG by Streamline.  Additionally, Streamline has committed that Montefiore will receive at least an additional $3,000,000 of on-going royalty payments within the first six and one-half years of the license term.
The Montefiore agreements were accounted for as a business combination with the purchase price representing the $3,000,000 initial base royalty fee, plus the present value of the $3,000,000 on-going royalty payment commitment.The preliminary purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimate fair values as of the acquisition date as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance at October 25, 2013
Assets purchased:
License agreement	$4,431,000
Existing customer relationship	408,000
Covenant not to compete	129,000
Working capital	124,000
Other assets	25,000
Goodwill (1)	108,000
Total assets purchased	$5,225,000
Consideration:
Cash paid	$3,000,000
Future royalty commitment	2,225,000
Total consideration	$5,225,000
 _______________

(1)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired, which is not deductible for tax purposes.

NOTE 4 — DERIVATIVE LIABILITIES

As discussed further in Note 15 - Private Placement Investment, in conjunction with the private placement investment, the Company issued common stock warrants exercisable for up to 1,200,000 of common stock at an exercise price of $3.99 per share. The warrants were initially classified in stockholders' equity as additional paid-in capital at the allocated amount, net of allocated transaction costs, of $1,425,000. Effective October 31, 2012, upon shareholder approval of anti-dilution provisions that reset the warrant's exercise price if a dilutive issuance occurs, the warrants were reclassified as non-current derivative liabilities. The fair value of the warrants was $4,139,000 at October 31, 2012, with the difference between the fair value and carrying value recorded to additional paid-in capital. Effective as of the reclassification as derivative liabilities, the warrants are re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period as a credit or charge to miscellaneous income (expense). The fair value of the warrants at January 31, 2014 and 2013 was $4,117,000 and $3,649,000, respectively. The change in fiscal 2013 and 2012 reflects $141,000 and $489,000, respectively, of miscellaneous (expense) income recognized in the consolidated statements of operations as a result of decreases in the fair value of the warrants. The change in fiscal 2013 also reflects a valuation adjustment which increased the warrant liability by $609,000, offset by decreases in Series A Preferred Stock (see Note 15) of $197,000 and additional paid-in capital of $412,000. The estimated fair value of the warrant liabilities as of January 31, 2014 was computed using the Black-Scholes option pricing model based on the following assumptions: annual volatility of 58.24%; risk-free rate of 1.07%, dividend yield of 0.0% and expected life of four years. The estimated fair value of the warrant liabilities as of January 31, 2013 was computed using Monte-Carlo simulations based on the following assumptions: annual volatility of 70%; risk-free rate of 0.9%, dividend yield of 0.0% and expected life of five years. The model also included assumptions to account for anti-dilutive provisions within the warrant agreement.

During fiscal 2013, the Company recorded an immaterial correction of an error regarding the valuation of its common stock warrants originated during the third quarter of fiscal 2012 in conjunction with its private placement investment. The Company concluded there was a cumulative $19,000 overstatement of the loss before income taxes on its consolidated statement of operations for the fiscal year ended January 31, 2013, as previously reported. The aforementioned cumulative $19,000 overstatement has been recorded in the consolidated statement of operations for fiscal 2013. The January 31, 2013 consolidated balance sheet, as previously reported, reflects a $51,000 overstatement of deferred financing costs, a cumulative $150,000 understatement of deemed dividends on Series A Preferred Stock, and a $609,000 overstatement of the Series A Preferred Stock and additional paid-in capital. These aforementioned consolidated balance sheet adjustments have been recorded on the January 31, 2014 consolidated balance sheet as presented herein. The Company concluded that the impact of the corrections were not quantitatively and qualitatively material to the prior and current fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — OPERATING LEASES
The Company rents office and data center space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2022. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years and thereafter are as follows:

	Facilities	Equipment	Fiscal Year Totals
2014	$594,000	$9,000	$603,000
2015	519,000	2,000	521,000
2016	448,000	2,000	450,000
2017	461,000	—	461,000
2018	475,000	—	475,000
Thereafter	1,957,000	—	1,957,000
Total	$4,454,000	$13,000	$4,467,000

Rent and leasing expense for facilities and equipment was $1,333,000 and $965,000 for fiscal years 2013 and 2012, respectively.

During the second quarter of fiscal 2014, the Company relocated its Corporate Office in Atlanta, GA to new space at the same building it was previously. The Company received eight months of partially abated rent and a leasehold improvement allowance of $1,088,000.

NOTE 6 — DEBT
Term Loan and Line of Credit
On December 7, 2011, in conjunction with the Interpoint Partners, LLC (“Interpoint”) acquisition, the Company entered into a subordinated credit agreement with Fifth Third Bank in which the bank provided the Company with a $4,120,000 subordinated term loan, maturing on December 7, 2013, and a revolving line of credit, maturing on October 1, 2013.

In conjunction with the Meta acquisition, on August 16, 2012, the Company amended the subordinated credit agreement with Fifth Third Bank, whereby Fifth Third Bank provided the Company with a $5,000,000 revolving line of credit, a $5,000,000 senior term loan and a $9,000,000 subordinated term loan, a portion of which was used to refinance the previously outstanding $4,120,000 subordinated term loan. Additionally, as part of the refinancing in August 2012, the Company mutually agreed to settle the success fee included in the previous subordinated term loan for $700,000. The difference between the $233,000 success fee accrued through the date of the amendment and the amount paid was recorded to deferred financing costs and is being amortized over the term of the amended loan. The Company paid a commitment fee in connection with the senior term loan of $75,000, which is included in deferred financing costs.

The Company was required to pay a success fee in accordance with the amended subordinated term loan, which has been recorded in interest expense as accrued over the term of the loan. The success fee was due on the date the entire principal balance of the loan became due (August 16, 2014). The success fee was accrued in accordance with the terms of the loan in an amount necessary to provide the lender a 17% internal rate of return through the date the success fee became due. The accrued success fee of $1,124,000 was paid when the subordinated term loan was paid in full (see below).

Effective December 13, 2013, the Company amended and restated the senior credit agreement and amended the subordinated credit agreement to increase the senior term loan to $8,500,000, extended the maturity of the senior term loan and the revolving line of credit to December 1, 2018 and December 1, 2015, respectively, reduced the interest rates and revised the financial covenants. Simultaneously, the subordinated term loan, which was scheduled to mature on August 16, 2014, was paid in full. The loans are secured by substantially all of the Company's assets. The senior term loan principal balance is payable in monthly installments of $101,000 commencing in January 2014, and will continue through the maturity date, with the full remaining unpaid principal balance due at maturity. Borrowings under the senior term loan contractually bear interest at a rate of LIBOR (0.16% at January 31, 2014) plus 4.75%. However, after the impact of the interest rate swap described below, the interest is fixed at 6.42%. Accrued and unpaid interest on the senior term loan is due monthly through maturity. Borrowings under the revolving loan bear interest at a rate equal to LIBOR plus 3.50%. A commitment fee of 0.40% is incurred on the unused revolving line of credit balance, and is payable monthly. As of January 31, 2014, the Company had no outstanding borrowings under the revolving line of credit, and had accrued $3,000 in unused balance commitment fees. The original proceeds of these loans were used to finance the cash portion of the Meta acquisition purchase price and to cover any additional

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating costs as a result of the acquisition. A portion of the new senior term loan was used to refinance the previously outstanding $5,000,000 senior term loan. The Company paid closing fees in connection with the new senior term loan of $116,000, which has been recorded as a debt discount and will be amortized to interest expense over the term of the loan using the effective interest method.

The Company evaluated the senior term loan for modification accounting, as it represents a single debtor-creditor relationship. The previously outstanding term loan bore interest at a rate of LIBOR plus 5.5% and was to mature on August 16, 2014. The amended senior term loan bears interest at a rate of LIBOR (0.16% at January 31, 2014) plus 4.75%. FASB ASC 470-50-40 establishes criteria for evaluating the accounting for a debt restructuring as either a modification or extinguishment. The Company performed the gross method in assessing the 10% test, ascribed by ASC 470-50-40, relative to change in present value of cash flows. The gross method provides for a straightforward comparison of the old and new cash flows. As the changes occurred within a single debtor-creditor relationship and the present value of cash flows under the terms of the new debt instrument was less than 10% different from the present value of cash flows under the terms of the original instrument, the Company accounted for the debt refinancing as a modification of debt. As such, the unamortized debt financing fees of $47,000 associated with the original debt will be amortized over the term of the amended senior term loan using the effective interest method.

The significant covenants as set forth in the term loans and line of credit were as follows: (i) maintain minimum liquidity of $4,000,000 as of April 30, 2014 and monthly thereafter; (ii) maintain a fixed charge coverage ratio for the fiscal quarter ending July 31, 2014 (excluding the April 30, 2014 fiscal quarter) and each fiscal quarter thereafter of not less than 1.10:1 calculated quarterly on a trailing four quarter basis thereafter; (iii) on a consolidated basis, maintain ratio of senior funded debt to adjusted EBITDA as of the end of any fiscal quarter less than 2.50:1, calculated quarterly on a trailing four fiscal quarter basis beginning July 31, 2014. (excluding the April 30, 2014 fiscal quarter). The Company is prohibited from paying dividends on common and preferred stock. The Company obtained a waiver from its lender for non-compliance with certain loan covenants at January 31, 2014.

As described below, the Company issued an unsecured, subordinated three-year note in the amount of $900,000 (“Note Payable”) that matures on November 1, 2016 and accrues interest on the unpaid principal amount outstanding at a per annum rate equal to 8%. The promissory note was issued November 20, 2013 and has annual principal payments of $300,000 due on November 1, 2014, 2015 and 2016.
Outstanding principal balances on long-term debt consisted of the following at:

	January 31, 2014	January 31, 2013
Senior term loan (1)	$8,298,000	$4,688,000
Note payable	900,000	—
Capital lease	227,000	—
Subordinated term loan	—	9,000,000
Total	9,425,000	13,688,000
Less: Current portion	1,620,000	1,250,000
Non-current portion of long-term debt	$7,805,000	$12,438,000
 _______________

(1)
January 31, 2014 balance represents total principal due, therefore it is not reduced by the debt discount of $112,000. In the consolidated balance sheets, the term loan is presented net of this discount.

Future repayments of long-term debt by fiscal year consisted of the following at January 31, 2014:

	Senior Term Loan	Note Payable	Capital Lease (1)	Total
2014	$1,214,000	$300,000	$161,000	$1,675,000
2015	1,214,000	300,000	101,000	1,615,000
2016	1,214,000	300,000	—	1,514,000
2017	1,214,000	—	—	1,214,000
2018	3,442,000	—	—	3,442,000
Total repayments	$8,298,000	$900,000	$262,000	$9,460,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 _______________

(1)	Future minimum lease payments include principal plus interest.

Convertible Note, Interpoint
On December 7, 2011, as part of the purchase of the assets of Interpoint, the Company issued a convertible promissory note for $3,000,000 (the “Convertible Note”). The note accrued interest at a per annum rate of 8% from the date of the note until the the note was converted. All outstanding accrued interest was capitalized as additional principal through the conversion of the note. Under the terms of the note, the principal balance was to be paid in three equal installments on December 1, 2014, December 1, 2015 and December 1, 2016, respectively. On June 15, 2012, Interpoint and the Company modified the conversion feature of the note to allow for early conversion of the balance of principal and interest on the note outstanding, net of working capital adjustments and related accrued interest owed to the Company, for 1,529,729 shares of common stock at $2.00 per share.
Contingent Earn-Out Provision

As part of the asset purchase, Interpoint was entitled to receive additional consideration contingent upon certain financial performance measurements during a one year earn-out period commencing July 1, 2012 and ending on June 30, 2013. The earn-out consideration was calculated as twice the recurring revenue for the earn-out period recognized by the acquired Interpoint operations from specific contracts defined in the asset purchase agreement, plus one times Interpoint revenue derived from the Company's customers, less $3,500,000. The earn-out consideration was due no later than July 31, 2013 in cash or through the issuance of a note with terms identical to the terms of the Convertible Note except with respect to issue date, conversion date and prepayment date. The earn-out note restricts conversion or prepayment at any time prior to the one year anniversary of the issue date.

The Company agreed to a final earn-out and paid Interpoint an aggregate consideration consisting of $1,300,000 in cash, the issuance of 400,000 shares of Company common stock on January 1, 2014, and the Note Payable.

In November 2013, the Company agreed to a final earn-out and paid Interpoint an aggregate consideration consisting of $1,300,000 in cash, a $900,000 Note Payable, and 400,000 shares that were valued at $2,700,000 based upon the closing price of the Company's common stock on January 2, 2014. As of January 31, 2013, the Company estimated the payment obligation to be $1,320,000. A cumulative change in value of the earn-out of $3,580,000 was recorded to miscellaneous (expense) income in fiscal 2013.
Convertible Subordinated Notes Payable, Private Placement Investment
On August 16, 2012, in connection with the 12,000,000 private placement investment (“private placement investment”) with affiliated funds and accounts of Great Point Partners, LLC, and Noro-Moseley Partners VI, L.P., and another investor, the Company issued convertible subordinated notes payable in the aggregate principal amount of $5,699,577, which upon shareholder approval, convert into up to 1,583,220 shares of Series A Preferred Stock. The allocation of the proceeds to the subordinated convertible notes resulted in a debt discount of $1,934,000, which will be amortized over the period from issue date to maturity date using the effective interest rate method. The Company recorded $112,000 of debt discount amortization in fiscal 2012. On November 1, 2012, upon shareholder approval, the convertible subordinated notes were converted into shares of Series A Preferred Stock. The convertible subordinated notes had an aggregate principal amount of $5,699,577 and converted into an aggregate of 1,583,210 shares of Preferred Stock. The Company incurred a loss upon conversion of $5,913,000 on November 1, 2012. For further detail on this transaction see also Note 15 - Private Placement Investment.
Interest Rate Swap
As of January 31, 2014, the Company maintained one effective hedging relationship via one distinct interest rate swap agreement (maturing December 1, 2020), which requires the Company to pay interest at a fixed rate of 6.42% and receive interest at a variable rate. This interest rate swap agreement is designated to hedge $8,500,000 of a variable rate debt obligation. The one-month LIBOR rate on each reset date determines the variable portion of the interest rate swap for the following month. The interest rate swap settles any accrued interest for cash on the first day of each calendar month, until expiration. At such dates, the differences to be paid or received on the interest rate swap is included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swap, because the pay and receive rates on the interest rate swap represented prevailing rates for the counterparty at the time the interest rate swap was entered into.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest rate swap qualifies for cash flow hedge accounting treatment and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the one-month LIBOR on its $8,500,000 of variable rate obligation. The change in the fair value of the interest rate swap is recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swap’s gains or losses reported as a component of other comprehensive loss and the ineffective portion reported in earnings (interest expense). As of January 31, 2014, the Company had a fair value liability of $111,000 for the effective portion of the interest rate swap. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive loss related to the designated hedging instrument will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of the swap.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
The goodwill activity is summarized as follows:

(in thousands)	Goodwill
Balance January 31, 2012	$4,061
Goodwill acquired during the year	8,073
Balance January 31, 2013	12,133
Goodwill acquired during the year	108
Adjustments to goodwill during the year	(307)
Balance January 31, 2014	$11,934
Intangible assets, net, consist of the following:

(in thousands)	January 31, 2014
	Estimated Useful Life	Gross Assets	Accumulated Amortization	Net Assets
Indefinite-lived assets:
Trade names	N/A	$1,952	$—	$1,952
Definite-lived assets:
Client relationships	10-15 years	$5,285	$862	$4,423
Covenants not to compete	0.5-15 years	856	533	323
Supplier agreements	5 years	1,582	461	1,121
License agreement	15 years	4,431	74	4,357
Total		$14,106	$1,930	$12,176

(in thousands)	January 31, 2013
	Estimated Useful Life	Gross Assets	Accumulated Amortization	Net Assets
Indefinite-lived assets:
Trade names	N/A	$1,588	$—	$1,588
Definite-lived assets:
Client relationships	10 years	$4,879	$271	$4,608
Covenants not to compete	0.5-5 years	727	172	555
Supplier agreements	5 years	1,582	145	1,437
Total		$8,776	$588	$8,188

During fiscal 2013, the Company recorded a correction of an error of the original valuation of the Meta trade name indefinite-lived intangible asset.  The result of this error was an undervaluation of the trade name of $364,000, with the offset to goodwill. This balance sheet adjustment has been recorded on the January 31, 2014 consolidated balance sheet as presented herein.  The Company concluded that the impact of the corrections were not quantitatively and qualitatively material to the prior and current fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization over the next five fiscal years for intangible assets is estimated as follows:

(in thousands)	Annual Amortization Expense
2014	$1,306
2015	1,280
2016	1,234
2017	1,023
2018	799
Thereafter	4,582
Total	$10,224

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — INCOME TAXES
Income taxes consist of the following:

	Fiscal Year
	2013	2012
Current tax benefit (expense):
Federal	$7,054	$(9,391)
State	142,576	(37,594)
	149,630	(46,985)
Uncertain tax positions	(28,287)	—
Deferred tax benefit (expense):
Federal	26,491	2,642,580
State	(47,376)	292,942
	(20,885)	2,935,522
Current and deferred income tax benefit	$100,458	$2,888,537

The income tax benefit for income taxes differs from the amount computed using the federal statutory income tax rate as follows:

	Fiscal Year
	2013	2012
Federal tax benefit at statutory rate	4,018,000	$2,810,870
State and local taxes, net of federal benefit	488,626	255,348
Change in valuation allowance	(3,659,160)	2,000,295
Permanent items:
Loss from conversion of notes payable	—	(1,937,411)
Incentive stock options	(78,476)	—
Transaction costs	(343,117)	(339,320)
Change in fair value of warrants liability	(159,249)	166,408
Other	(351,857)	(45,540)
Reserve for uncertain tax position	(11,642)	—
Other	197,333	(22,113)
Income tax benefit	$100,458	$2,888,537

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences and credits are as follows:

	January 31,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$98,661	$49,130
Deferred revenue	19,561	87,338
Accruals	351,827	209,428
Net operating loss carryforwards	7,763,718	9,857,529
Stock compensation expense	362,145	715,818
Property and equipment	147,691	184,605
AMT credit	102,144	97,200
Other	62,783	106,300
Total deferred tax assets	8,908,530	11,307,348
Valuation allowance	(7,666,626)	(7,834,990)
Net deferred tax assets	1,241,904	3,472,358
Deferred tax liabilities:
Definite-lived intangible assets	(1,241,904)	(3,456,605)
Indefinite-lived intangibles	(720,581)	(581,081)
Total deferred tax liabilities	(1,962,485)	(4,037,686)
Net deferred tax liabilities	$(720,581)	$(565,328)

At January 31, 2014, the Company had U.S. federal net operating loss carry forwards of $23,537,000 which expire at various dates through fiscal 2033. The Company also has an Alternative Minimum Tax net operating loss carry forward of $22,917,000, which has an unlimited carry forward period. The Company also had state net operating loss carry forwards of $9,663,000, which expire on or before fiscal 2033. Approximately $9,230,000 of net operating losses will expire in fiscal 2014 if not utilized.

At January 31, 2014, the Company has a valuation allowance of $7,667,000 on its total net deferred tax assets with the exception of the deferred tax liability created from trade name. The trade name-related deferred tax liability resulted in a “naked tax credit” liability of $721,000 due to its indefinite life and because it cannot be used as a source of taxable income.
Due to the reporting requirements of ASC 718, $1,940,000, tax effected $715,000 of the net operating loss carryforward is not recorded on the Company’s balance sheet because the loss was created by the tax benefits of stock option exercises, which cannot be recognized for book purposes until the benefit has been realized by actually reducing taxes payable. When recognized the tax benefit of these losses will be accounted for as a credit to additional paid in capital rather than a reduction of the income tax provision.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through January 31, 2010. All material state and local income tax matters have been concluded for years through January 31, 2009.

The Company has recorded a reserve, including interest and penalties, for uncertain tax positions of $181,000 and $152,000 as of January 31, 2014 and January 31, 2013, respectively. As of January 31, 2014 and 2013, the Company had $60,000 and $30,000, respectively, of accrued interest and penalties associated with unrecognized tax benefits. In fiscal 2012, a reserve was recorded in purchase accounting as part of the Meta acquisition on August 16, 2012. The Company does not anticipate further adjustments to its reserve for uncertain tax positions that will result in a material change to its financial position during the next twelve months.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013	2012
Beginning of fiscal year	$122,000	$—
Additions for tax positions of prior years	—	122,000
Reductions for tax positions of prior years	(1,000)	—
End of fiscal year	$121,000	$122,000

At January 31, 2014, $121,000 of the $121,000 of unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not expect that the balances with respect to its uncertain tax positions will significantly increase or decrease during fiscal 2014.

NOTE 9 — MAJOR CLIENTS
During fiscal year 2012, two clients accounted for 7% and 5%, respectively, of total revenues. Two clients represented 16% and 11%, respectively, of total accounts receivable as of January 31, 2013.
During fiscal year 2013, one client. Montefiore Medical Center, accounted for 11% of total revenues. Two clients represented 13% and 9%, respectively, of total accounts receivable as of January 31, 2014.

NOTE 10 — EMPLOYEE RETIREMENT PLAN
The Company has established a 401(k) retirement plan that covers all associates. Company contributions to the plan may be made at the discretion of the board of directors. The Company matches 100% up to the first 4% of compensation deferred by each associate in the 401(k) plan. The total compensation expense for this matching contribution was $370,000 and $289,000 in fiscal 2013 and 2012, respectively.

NOTE 11 — EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan under which associates may purchase up to 1,000,000 shares of common stock. Under the plan, eligible associates may elect to contribute, through payroll deductions, up to 10% of their base pay to a trust during any plan year, July 1 through June 30 of the following year through June 30, 2013 and January 1 through December 31 of the same year beginning January 1, 2014. Semi-annually, in January and July of each year, the plan issues for the benefit of the employees shares of common stock at the lesser of (a) 85% of the fair market value of the common stock on the first day of the vesting period, January 1 or July 1, or (b) 85% of the fair market value of the common stock on the last day of the vesting period June 30 or December 31, of the current year. At January 31, 2014, 97,285 shares remain that can be purchased under the plan.
The Company recognized compensation expense of $42,000 and $32,000 for fiscal years 2013 and 2012, respectively, under this plan.
During fiscal 2013, 36,858 shares were purchased at the price of $3.17 per share and 9,115 shares were purchased at the price of $5.67 per share; during fiscal 2012, 44,743 shares were purchased at the price of $1.70 per share. The cash received for shares purchased from the plan was $169,000 and $76,000 in fiscal 2013 and 2012, respectively.
The purchase price at June 30, 2014, will be 85% of the lower of (a) the closing price on January 2, 2014 ($6.75) or (b) of the closing price on June 30, 2014.

NOTE 12 — STOCK BASED COMPENSATION
Stock Option Plans
The Company’s 1996 Employee Stock Option Plan authorized the grant of options to associates for the Company’s common stock. The options granted have terms of ten years or less and generally vest and become fully exercisable ratably over three years of continuous employment from the date of grant. At January 31, 2014 and 2013, options to purchase zero and 2,500 shares of the Company’s common stock, respectively, have been granted and are outstanding under the plan. No more options can be granted under this plan.
The Company’s 2005 and 2013 Incentive Compensation Plans, which authorizes the Company to issue up to 2,900,000 equity awards (stock options, stock appreciation rights or “SAR’s”, and restricted stock) to directors and associates of the Company. The options granted have terms of ten years or less, and typically vest and become fully exercisable ratably over

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three years of continuous service to the Company from the date of grant. At January 31, 2014, options to purchase 1,473,425 shares of the Company’s common stock have been granted and are outstanding under the plan. There are no SAR’s outstanding under the plan. Please see "Restricted Stock" section for more information on restricted shares.
In fiscal 2013 and 2012, executive inducement grants were approved by the Company's Board of Directors pursuant to NASDAQ Marketplace Rule 5635(c)(4). The terms of the grant are nearly as practicable identical to the terms and conditions of the Company’s 2005 and 2013 Incentive Compensation Plans. For the year ended January 31, 2013, 675,000 stock options were issued, 177,783 options expired, and 88,889 were exercised. For the year ended January 31, 2014, zero stock options were issued, 186,790 options were forfeited, and 105,556 were exercised. At January 31, 2014, there were 830,982 options outstanding. Please see “Restricted Stock” section for information on the restricted shares.
A summary of stock option activity is summarized as follows:

	Fiscal Year
	2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding — beginning of year	2,685,237	3.02	1,920,550	2.22
Granted	844,800	7.13	1,295,000	3.96
Exercised	(557,661)	2.13	(105,021)	1.97
Expired	(59,835)	3.09	(425,292)	2.07
Forfeited	(608,134)	4.16	—
Outstanding — end of year	2,304,407	4.46	2,685,237	3.02
Exercisable — end of year	1,223,365	2.83	976,044	2.29
Aggregate intrinsic value of outstanding options at year end	$9,344,529		$13,950,962
Aggregate intrinsic value of exercisable options at year end	$6,998,539		$5,137,017
Weighted average grant date fair value of options granted during year	$4.42		$2.02
Total intrinsic value of options exercised during the year	$2,673,285		$570,264

The fiscal 2013 and 2012 stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for each fiscal year:

	2013	2012
Expected life	6 years	5 years
Risk-free interest rate	1.81%	0.35%
Weighted average volatility factor	0.66	0.57
Dividend yield	—	—
Forfeiture rate	21%	—

	Number of Options	Average Exercise Price		Remaining Life in Years
January 31, 2013
Outstanding	2,685,237	$3.02		8.30
Exercisable	976,044	$2.29		6.60
January 31, 2014
Outstanding	2,304,407	$4.46	(1)	7.67
Exercisable	1,223,365	$2.83	(2)	6.40
_______________

(1)
The exercise prices range from $1.65 to $8.17, of which 718,579 shares are between $1.65 and $2.00 per share, 366,000 shares are between $2.08 and $4.00 per share, and 1,219,828 shares are between $4.08 and $8.17 per share.

(2)
The exercise prices range from $1.65 to $6.94, of which 806,179 shares are between $1.65 and $2.00 per share, 152,826 shares are between $2.08 and $4.00 per share, and 264,360 shares are between $4.08 and $6.94 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 31, 2014, there was $3,092,000 of compensation cost that has not yet been recognized related to non-vested stock-option awards. That cost is expected to be recognized over a remaining weighted average period of 2.3 years. The expense associated with stock option awards was $1,661,000 and $664,000, respectively, for fiscal 2013 and 2012. Cash received from exercise of options and the employee stock purchase plan was $1,356,000 and $283,000, respectively, in fiscal 2013 and 2012.
The 2005 and 2013 Incentive Compensation Plans contain change in control provisions whereby any outstanding equity awards under the plans subject to vesting, which have not fully vested as of the date of the change in control, shall automatically vest and become immediately exercisable. One of the change in control provisions is deemed to occur if there is a change in beneficial ownership, or authority to vote, directly or indirectly, securities representing 20% or more of the total of all of the Company’s then outstanding voting securities, unless through a transaction arranged by, or consummated with the prior approval of the Board of Directors. Other change in control provisions relate to mergers and acquisitions or a determination of change in control by the Company’s Board of Directors.
Restricted Stock
The Company grants restricted stock awards under the 2013 Incentive Compensation Plan to associates and members of the board of directors. The Company has also issued restricted shares as inducement grants to executives. The restrictions on the shares granted generally lapse over a one-year term of continuous employment from the date of grant. The grant date fair value per share of restricted stock, which is the stock price on the grant date, is expensed on a straight-line basis as the restriction period lapses. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights. A summary of restricted stock award activity for the period is presented below:

	Non-vested Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 31, 2012	126,457	$1.68
Granted	137,325	2.01
Vested	(126,457)	1.79
Forfeited/expired	—	—
Non-vested balance at January 31, 2013	137,325	$2.01
Granted	29,698	6.65
Vested	(137,325)	2.01
Forfeited/expired	—	—
Non-vested balance at January 31, 2014	29,698	$6.65
At January 31, 2014, there was $14,000 of compensation cost that has not yet been recognized related to restricted stock awards. That cost is expected to be recognized over a remaining period of one year or less.
The expense associated with restricted stock awards was $112,000 and $260,000, respectively, for fiscal 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — COMMITTMENTS AND CONTINGENCIES
Software as a Service
The Company enters into long-term agreements to provide document imaging/management and workflow services to its healthcare clients as software as a service from a central data center. The Company guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. There were no contingencies of this nature as of January 31, 2014.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following sets forth selected unaudited quarterly financial information for fiscal 2013 and 2012. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial information have been included.

Fiscal 2013 (In thousands, except per share data):	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2013
Revenues	$6,473	$8,773	$6,732	$6,517	$28,495
Gross profit	3,297	5,536	3,597	2,887	15,317
Operating profit (loss)	(1,373)	997	(1,140)	(4,802)	(6,318)
Net loss (a)	(2,710)	(828)	(6,232)	(1,947)	(11,717)
Less: deemed dividends on Series A Preferred Shares (b)	(342)	(16)	(374)	(449)	(1,181)
Net loss attributable to common shareholders	(3,051)	(844)	(6,607)	(2,396)	(12,898)
Basic net loss per share (c)	(0.24)	(0.07)	(0.50)	(0.14)	(0.94)
Diluted net loss earnings per share (c)	(0.24)	(0.07)	(0.50)	(0.14)	(0.94)
Basic and diluted weighted average shares outstanding	12,534	12,862	13,258	16,337	13,748

Fiscal 2012 (In thousands, except per share data):	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2012
Revenues	$5,445	$5,049	$6,534	$6,739	$23,767
Gross profit	2,799	2,691	3,491	3,193	12,174
Operating profit (loss)	673	(24)	(302)	(1,181)	(835)
Net earnings (loss) (d)	491	(463)	2,400	(7,807)	(5,379)
Less: deemed dividends on Series A Preferred Shares	—	—	(139)	(37)	(176)
Net earnings (loss) attributable to common shareholders	491	(463)	2,261	(7,844)	(5,555)
Basic net earnings (loss) per share (c)	0.05	(0.04)	0.18	(0.63)	(0.48)
Diluted net earnings (loss) per share (c)	0.05	(0.04)	0.15	(0.63)	(0.48)
Basic weighted average shares outstanding	10,307	11,316	12,393	12,493	11,635
Diluted weighted average shares outstanding	10,307	11,316	15,365	12,493	11,635
_______________

(a)	The third quarter of fiscal 2013 includes a loss of $4,101,000 associated with the settlement of the earn-out consideration to Interpoint (Note 6).

(b)
During the third quarter of fiscal 2013, the Company recorded an immaterial correction of an error regarding a $188,145 fiscal second quarter 2013 understatement of deemed dividends on its Series A Preferred Stock, with an offsetting understatement of additional paid-in capital.

(c)	Quarterly amounts may not be additive.

(d)
The fourth quarter of 2012 includes a loss of $5,913,000 incurred upon conversion of the private placement convertible subordinated notes (Note 15), as well as a $565,000 naked tax credit related to intangible assets recorded as part of the Meta acquisition (Note 8).

NOTE 15 – PRIVATE PLACEMENT INVESTMENT
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to 1,583,210 shares of Series A Preferred Stock. The proceeds were allocated among the instruments based on their relative fair values as follows:

	Adjusted Fair Value at August 16, 2012	Proceeds Allocation at August 16, 2012
Instruments:
Series A Preferred Stock	$9,907,820	$6,546,146	(1)
Convertible subordinated notes payable	5,699,577	3,765,738	(2)
Warrants	2,856,000	1,688,116	(3)
Total investment	$18,463,397	$12,000,000
_______________

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

The Company incurred legal, placement and other adviser fees of $1,894,000, including $754,000 in costs for warrants issued to placement agents. The total transaction costs were allocated among the instruments of the private placement investment based on their relative fair values as follows: $611,000 to subordinated convertible notes as deferred financing costs, $1,020,000 to Series A Preferred Stock as discount on Series A Preferred Stock and $263,000 to warrants as a charge to additional paid in capital.
Series A Convertible Preferred Stock
In connection with the private placement investment, the Company issued 2,416,785 shares of Series A Preferred Stock at $3.00 per share. Each share of the Series A Preferred Stock is convertible into one share of the Company's common stock. The price per share of Series A Preferred Stock and the conversion price for the common stock was less than the “market value” of the common stock of $3.82 (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series A Preferred Stock does not pay a dividend, however, the holders are entitled to receive dividends on shares of Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Series A Preferred Stock have voting rights on a modified as-if-converted-to-common-stock-basis. The Series A Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Series A Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the ten day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the sixty day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.

The allocation of the proceeds and transaction costs based on relative fair values of the instruments resulted in recognition of a discount on the Series A Preferred Stock of $4,410,000, including discount from beneficial conversion feature of $2,686,000, which will be amortized from the date of issuance to the earliest redemption date. For the year ended January 31, 2014 and 2013, the Company recognized $1,181,000 and $176,000, respectively, of amortization of the discount on Series

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A Preferred Stock as deemed dividends charged to additional paid in capital, computed under the effective interest rate method. The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series A Preferred Stock and the fair market value of the common stock into which the Series A Preferred Stock are convertible at the commitment date.

On November 1, 2012, upon shareholder approval, the convertible subordinated notes were converted into shares of Series A Convertible Preferred Stock. The convertible subordinated notes had an aggregate principal amount of $5,699,577 and converted into an aggregate of 1,583,210 shares of Preferred Stock. The Company recorded a loss upon conversion of $5,913,000 which represented the difference between the aggregate fair value of the Preferred Stock issued of $9,183,000, based on a $5.80 fair value per share, and the total of carrying value of the notes and unamortized deferred financing cost of $3,270,000. The shares of Series A Preferred Stock issued for the conversion of notes payable are recorded at their aggregate redemption value of $4,750,000 with the difference between the fair value and redemption value of $4,433,000 recorded as additional paid in capital. The fair value of the Preferred Stock was determined using a Monte-Carlo simulation based on the following assumptions: annual volatility of 75%, risk-free rate of 0.8%, and dividend yield of 0.0%. The model also utilized the following assumptions to account for the conditions within the agreement: after four years, if the simulated common stock price fell below a price of $3.00 per share, the convertible preferred stock would automatically convert to common stock on a 1:1 basis moving forward at a price of exactly $3.00 per share and a forced conversion if the simulated stock price exceeded $8.00 per share.
During fiscal 2013, the Company determined there was an immaterial correction error in the proceeds allocation recorded in fiscal 2012. The Company has corrected these adjustments and they are reflected in the fiscal 2013 consolidated financial statements and this Note 15.
The following table sets forth the activity of the Series A Preferred Stock, classified as temporary equity, during the periods presented:

	Number of Shares	Series A Preferred Stock
Series A Preferred Stock, January 31, 2012	—	$—
Issuance from private placement, at redemption value	2,416,785	7,250,355
Discount related to warrants (1)	—	(704,209)
Discount related to beneficial conversion feature	—	(2,685,973)
Discount related to issuance cost	—	(1,020,135)
Issuance of shares at redemption value for conversion of notes payable	1,583,210	4,749,630
Accretion of Preferred Stock discount	—	176,048
Series A Preferred Stock, January 31, 2013	3,999,995	$7,765,716
Conversion of Preferred Stock to Common Stock	(1,050,000)	(3,150,000)
Accretion of Preferred Stock discount	—	1,180,904
Valuation adjustment (Note 4)	—	(196,952)
Series A Preferred Stock, January 31, 2014	2,949,995	$5,599,668

_______________
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
In fiscal 2013, 1,050,000 shares of the Company's Series A Convertible Preferred Stock were converted into Common Stock. As a result, Series A Convertible Preferred Stock was reduced by $3,150,000, with the offsetting increase to Common Stock and Additional Paid-in Capital. As of January 31, 2014 and 2013, 2,949,995 and 3,999,995 shares of Series A Convertible Preferred Stock remained outstanding, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Warrants
In conjunction with the private placement investment, the Company issued common stock warrants exercisable for up to 1,200,000 of the Company's common stock at an exercise price of $3.99 per share. The warrants can be exercised in whole or in part during the period beginning on February 17, 2013 until five years from such initial exercise date. The warrants also include a cashless exercise option which allows the holder to receive a number of shares of common stock based on an agreed upon formula in exchange for the warrant rather than paying cash to exercise. The proceeds, net of transaction costs, allocated to the warrants of $1,425,000 were classified as equity on August 16, 2012, the date of issuance.
Effective October 31, 2012, upon shareholder approval of anti-dilution provisions that reset the warrants’ exercise price if a dilutive issuance occurs, the warrants were reclassified as derivative liabilities. The provisions require the exercise price to reset to the lower price at which the dilutive issuance is consummated, if the dilutive issuance occurs prior to the second anniversary of the warrants’ issuance. If a dilutive issuance occurs after the second anniversary of the warrants’ issuance, then the exercise price will be reset in accordance with a weighted average formula that provides for a partial reset, based on the number of shares raised in the dilutive issuance relative to the number of common stock equivalents outstanding at the time of the dilutive issuance. The change in fair value of the warrants was accounted for as an adjustment to stockholders’ equity for the period between the date of the contract’s last classification as equity to the date of reclassification to liability. The fair value of the warrants was $4,139,000 at October 31, 2012. These warrants are accounted for as derivative liabilities effective October 31, 2012, and as such, are re-valued at each reporting date, which changes in fair value recognized in earnings each reporting period as a charge or credit to other expenses.
On October 19, 2012, the Company also issued 200,000 warrants to its placement agents as a portion of the fees for services rendered in the private placement investment. The warrants had an initial exercise date of May 1, 2013 and are exercisable for a five-year term thereafter at a stated exercise price of $4.06 per share and could be exercised in whole or in part at any time. The warrants also included a cashless exercise option which allowed the holder to receive a number of shares of common stock based on an agreed upon formula in exchange for the warrants rather than paying cash to exercise. The warrants have no reset provisions. The warrants had a grant date fair value of $754,000, and are classified as equity on the consolidated balance sheet. The estimated fair value of the warrants was determined by using Monte-Carlo simulations based on the following assumptions: annual volatility of 75%; risk-free rate of $0.9%, dividend yield of 0.0% and expected life of five years. The following table sets forth the warrants issued and outstanding as of January 31, 2014:

	Number of Shares Issuable	Weighted Average Exercise Price
Warrants - private placement	1,200,000	$3.99
Warrants - placement agent	200,000	4.06
Total	1,400,000	$4.00
The fair value of the private placement warrants was $4,117,000 and $3,649,000 at January 31, 2014 and 2013, respectively. No warrants were exercised or canceled during fiscal 2013 and 2012.
Convertible Subordinated Notes
Please refer to Note 6 - Debt.
NOTE 16 — STOCKHOLDERS' EQUITY

On November 27, 2013, the Company closed its public offering of 3,450,000 shares of the Company’s common stock, including 450,000 shares issued in connection with an overallotment option exercised by the underwriters, at a price to the public of $6.50 per share. Aggregate net proceeds from the offering were $20,493,000 after deducting $1,680,000 in underwriting discounts and commissions, and offering expenses incurred by the Company of $158,000.
NOTE 17— SUBSEQUENT EVENTS

On February 3, 2014, the Company completed the previously announced acquisition of Unibased Systems Architecture, Inc. (“Unibased”), a provider of patient access solutions, including enterprise scheduling and surgery management software, for healthcare organizations throughout the United States, pursuant to an Agreement and Plan of Merger dated January 16, 2014 (the “Merger Agreement”) for a total purchase price of $6,500,000, subject to net working capital and other customary adjustments.  A portion of the total purchase price was withheld in escrow as described in the Merger Agreement for certain transaction and indemnification expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the Merger Agreement, Streamline acquired all of the issued and outstanding common stock of Unibased, and Unibased became a wholly-owned subsidiary of Streamline (the “Merger”).  The Merger was approved by the requisite consent of stockholders of Unibased.  Under the terms of the Merger Agreement, Unibased stockholders received cash for each share of Unibased common stock held.

Schedule II
Valuation and Qualifying Accounts and Reserves
Streamline Health Solutions, Inc.
For the two years ended January 31, 2014

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
Year ended January 31, 2014:
Allowance for doubtful accounts	$134	$331	$—	$(198)	$267
Year ended January 31, 2013:
Allowance for doubtful accounts	$100	$67	$34	$(67)	$134

ITEM 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
Not applicable.

ITEM 9A.    Controls And Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that there is reasonable assurance that the information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. In light of the material weaknesses noted below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the date of that evaluation.
The Company assessed the material weaknesses’ impact to the consolidated financial statements to ensure they were prepared in accordance with U.S. generally accepted accounting principles and present fairly the financial results of operations as of and for the year ended January 31, 2014. Based on management’s additional procedures and assessment, management concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material aspects, the Company’s financial position, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, and under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by management and our Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company.

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made in accordance with authorization of our management and our Board of Directors.

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of the effectiveness of our internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2014, using criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company’s internal control over financial reporting was not effective as of January 31, 2014, based on these criteria.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As a result of their evaluation, management concluded the following material weaknesses existed, as described below:

•
The Company lacked sufficient, adequately trained personnel with U.S. GAAP knowledge necessary to ensure appropriate accounting for routine and non-routine significant transactions, in particular accounting for multiple-element software revenue arrangements; accounting for capitalized software development costs; accounting for complex equity-based transactions; accounting for debt modifications and interest rate swap transactions; accounting for business acquisitions; evaluating the classification of operating and capital leases; and accounting for income taxes. Where the Company engaged third-party subject matter experts and service providers (collectively, service providers) to assist them with the recognition and measurement of routine and non-routine, complex transactions, the Company did not design and implement appropriate controls over the work of the service providers to ensure that the transactions were properly recorded.

•
The Company did not perform an effective assessment of risks related to achieving reliable financial reporting, including the identification, assessment of significance, and determination of response to such risks, including appropriately designed internal controls.

•
The Company did not maintain written policies and procedures that set out the assigned responsibility and accountability for the operation of controls, what is expected of employees and the corrective actions required for matters identified as a result of the operation of controls. Further, the Company did not have an effective monitoring function to ascertain whether the established controls were appropriately designed and operated effectively during the year.

•
The Company did not design and implement effective internal controls over the completeness, existence, accuracy and presentation of revenues and the related accounts receivable, contracts receivable, and deferred revenues, and the valuation of accounts receivable, including ensuring the completeness and accuracy of system-generated reports used by management to monitor the collectability of outstanding accounts receivable.

•
The Company did not design, implement and operate effectively controls over the completeness and accuracy of period-end accounts payable and accrued liabilities to ensure that operating expenses were recorded in the appropriate period.

•
The Company did not maintain appropriate controls over the segregation of duties related to the processing of accounts receivable transactions and cash receipts, and purchase and expense transactions and cash disbursements. As a result, the Company did not maintain effective controls over the safeguarding of cash.

•
The Company did not design and implement appropriate controls over the capitalization, amortization, assessment for recoverability and accurate reporting of external and internal software development costs.

•
The Company did not maintain effective internal controls over information technology systems and end-user computing applications to properly restrict access and ensure appropriate segregation of duties affecting transactional data and recording of manual journal entries.

The material weaknesses resulted in material and other misstatements in the consolidated financial statements for the current and prior periods related to various financial statement accounts and the related disclosures as described above. In addition, in some instances, no misstatements were identified, however the ineffectiveness of the design, implementation and operation of the controls caused us to conclude that, as a result, there is a reasonable possibility that material misstatements could occur in the consolidated financial statements. The material and other misstatements identified were corrected by management prior to the issuance of the consolidated financial statements.
The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their adverse report appearing herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control or in the other controls during the fourth fiscal quarter ended January 31, 2014 that could materially affect, or are reasonably likely to materially affect, internal control over financial reporting, except as disclosed above.
Management’s Plans for Remediation of our Material Weaknesses
Subsequent to January 31, 2014, as part of our efforts to improve our finance and accounting function and to remediate the material weaknesses that existed in our internal control over financial reporting and our disclosure controls and procedures, we have developed a remediation plan (the “Remediation Plan”) pursuant to which we have implemented, or plan to implement, a number of measures. The Remediation Plan, among other things, includes the following:

•
Staffing: In addition to a realignment of our accounting staff structure and operations, we have added a new revenue accounting specialist position to better ensure compliance with our revenue recognition policies.

•
Policies and procedures: We will be engaging external accounting experts to assist us with enhancing our policies and procedures related to revenue recognition, contracting and other areas reflected in the material weakness discussed above.

•	Systems: We are currently implementing a series of incremental software solutions to enhance our documentation in critical areas such as revenue recognition and stock-based compensation.

The Remediation Plan will be implemented by our Chief Financial Officer, with significant involvement from our Chief Executive Officer and Chief Accounting Officer, as well as other key leaders where appropriate.
We believe that actions taken from January 31, 2014 to date have improved the effectiveness of our internal control over financial reporting, but we have not completed all corrective processes and procedures discussed above. We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses discussed above, and we will perform any additional necessary procedures, as well as implement any new resources and policies, deemed necessary by management to ensure that our consolidated financial statements continue to be fairly stated in all material respects.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Streamline Health Solutions, Inc.:

We have audited Streamline Health Solutions, Inc.’s internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Streamline Health Solutions, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	insufficient, inadequately trained personnel with U.S. GAAP knowledge necessary to ensure appropriate accounting for routine and non-routine significant transactions;

•	ineffective assessment of risks related to achieving reliable financial reporting;

•	ineffective written policies and procedures and monitoring of internal controls;

•	ineffective internal controls over accounting for revenues and the related accounts receivable, contracts receivable, and deferred revenues;

•	ineffective internal controls over accounting for period-end accounts payable and accrued liabilities;

•
ineffective controls over segregation of duties related to recording accounts receivable transactions and cash receipts and purchase and expense transactions and cash disbursements, and safeguarding of cash;

•	ineffective internal controls over accounting for capitalized software development costs and the related amortization; and

•
ineffective internal controls over information technology systems and end-user computing applications to properly restrict access and ensure appropriate segregation of duties affecting transactional data and recording of journal entries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Streamline Health Solutions, Inc. and subsidiaries as of January 31, 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended January 31, 2014. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated June 13, 2014, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Streamline Health Solutions, Inc. has not maintained effective internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after January 31, 2014, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
June 13, 2014

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers And Corporate Governance

Executive Officers and Directors

Name	Age	Position
Robert E. Watson	57	Director, President & Chief Executive Officer
Richard D. Nelli	45	Senior Vice President & Chief Operating Officer
Nicholas A. Meeks	30	Senior Vice President & Chief Financial Officer
Lois E. Rickard	61	Senior Vice President & Chief People Officer
Jack W. Kennedy Jr.	38	Senior Vice President & Chief Legal Counsel
Carolyn J. Zelnio	50	Vice President and Chief Accounting Officer
Randolph W. Salisbury	60	Senior Vice President & Chief Marketing Officer
Michael K. Kaplan	48	Director
Allen S. Moseley	44	Director
Jonathan R. Phillips	41	Chairman of the Board
Andrew L. Turner	67	Director
Michael G. Valentine	45	Director
Edward J. VonderBrink	69	Director

Robert E. Watson has served on our Board of Directors and as our President and Chief Executive Officer since February 2011. Mr. Watson has over 30 years of experience in the healthcare information technology industry as a chief executive officer, board member, and advisor to many different companies. From July 2010 to February 2011, Mr. Watson was engaged as a consultant to several venture capital firms and growth stage healthcare companies. From July 2007 to July 2010, Mr. Watson was President and Chief Executive Officer and a director of DocuSys, Inc., a leading provider of anesthesia information systems that was acquired by Merge Healthcare Inc. in March 2010. Prior to joining DocuSys, he was Executive Vice President of Business Development of Concuity, a healthcare division of Trintech, Plc. Prior to Trintech, Plc.’s acquisition of Concuity Inc. in December 2006, Mr. Watson served on its board of directors and as its President and Chief Executive Officer. Prior to joining Concuity, Inc. in 2001, Mr. Watson was acting Chief Executive Officer of HealthTrac Corporation, Vice President and General Manager at Cerner Corporation while serving as the Chief Executive Officer of its IQHealth business unit, and has been the founder or senior executive of several successful healthcare organizations throughout his career. Mr. Watson was a director of Satori Labs, Inc. which was sold to Quality Systems, Inc. in 2011. Mr. Watson earned his MBA from the Wharton School of Business at the University of Pennsylvania and his BA in Health Policy Studies and Information and Library Science from Syracuse University. Mr. Watson’s service as our President and Chief Executive Officer, as well as his extensive experience as chief executive officer of other companies throughout the healthcare information technology industry, qualifies him to be an effective member of our Board of Directors. Mr. Watson’s successful background of leading companies into substantial growth periods, obtaining funding for them, and ultimately maximizing stockholder value are valuable attributes for his leadership positions as a member of our Board of Directors and our Chief Executive Officer.
Richard D. Nelli has served as our Senior Vice President and Chief Operating Officer since February 2014. Prior to that time, he served as our Senior Vice President and Chief Technology Officer from the time he joined us in January 2013. Before joining us, Mr. Nelli served as the Chief Technology Officer for CareMedic Systems, Inc., a healthcare information technology company, from September 2007 to November 2012. At CareMedic, he led the product management and information technology areas and managed its successful acquisition by UnitedHealth Group in 2010. From April 2011 to July 2007, Mr. Nelli served as Vice President of Product Management at Quovadx (now Lawson Software), where he guided the company’s Cloverleaf Integration strategies, which led to the successful acquisition by Battery Ventures in 2007. Mr. Nelli has launched over 50 healthcare product and service offerings over his career, many of which are the recognized leaders in the United States, Europe, Asia and the Middle East. He is a visible industry thought leader, and highly sought after public speaker. He currently serves as an advisor to the US Healthcare Efficiency Index, and is active in such healthcare industry organizations as Cooperative Exchange, Workgroup for Electronic Data Interchange (WEDI), Healthcare Financial Management Association (HFMA), American Health Information Management Association (AHIMA), and Healthcare Information and Management Systems Society (HIMSS).

Nicholas A. Meeks has served as our Senior Vice President and Chief Financial Officer since May 2013. Prior to that time, he served as our Vice President of Financial Planning from the time he joined us in June 2012. Mr. Meeks has financial executive experience in areas including mergers and acquisitions, budgeting, forecasting, and equity and debt capital financing transactions. From 2008 to June 2012, Mr. Meeks worked at Chamberlin Edmonds, which was acquired by Emdeon Inc., a leading provider of comprehensive healthcare eligibility and enrollment services. At Chamberlin Edmonds, Mr. Meeks served as Director of Financial Planning and Analysis and led the finance function for the provider payment integrity operating unit. He holds an MBA from The Fuqua School of Business at Duke University and a Bachelors degree from Emory University.
Lois E. Rickard joined Streamline Health as Senior Vice President and Chief People Officer in March 2014. Ms. Rickard has over 28 years of experience in leading human resources teams in various industries, including healthcare information technology, telecommunications and banking. From December 2010 to December 2013, Ms. Rickard served as Chief Talent Officer at Press Ganey Associates, a leading healthcare patient experience improvement firm. At Press Ganey, she managed the human resources organization, successfully transitioned human resources into a strategic partnership with the business, and integrated the human resource aspects of previous acquisitions. She was a strategic member of the executive team, focusing on merger and acquisition due diligence and integration as well as the growth and development of the organization. From January 2010 to November 2010, Ms. Rickard was an independent human resources consultant. From February 1997 to December 2009, Ms. Rickard served as Vice President of Human Resources at WebMD, LLC, a leading health information provider. At WebMD, she managed a team of 20 employees in addition to spearheading human resource efforts for 26 acquisitions throughout her tenure. She was instrumental in innovating and implementing new practices and offerings for WebMD’s online business after working with the executive team to take the online division public in 2005. Ms. Rickard has a bachelor’s degree from Albion College and a master’s degree from the University of Michigan.
Jack W. Kennedy Jr. was appointed Senior Vice President and Chief Legal Counsel in September 2013. From 2009 to September 2013, he was Vice President and Corporate Counsel for PRGX Global, Inc., a multinational provider of recovery audit, consulting and software services, where he provided legal advice on all aspects of the company's operations. From 2007 to 2009, Mr. Kennedy served as in-house counsel for Stiefel Laboratories, Inc., a specialty pharmaceutical company acquired by GlaxoSmithKline plc, where he provided legal advice on mergers and acquisitions, commercial contracts and international operations. Prior to his in-house legal career, Mr. Kennedy practiced at the law firms of Troutman Sanders LLP in Atlanta, Georgia and Akin Gump Strauss Hauer & Feld LLP in Houston, Texas. Mr. Kennedy has extensive experience in software and other intellectual property licensing, mergers and acquisitions, securities, and corporate governance. He received a J.D. from Tulane University School of Law and both a BA and BS from Mercer University and is admitted to the state bars of Texas and Georgia.
Carolyn J. Zelnio joined Streamline Health in May 2013 as Vice President and Chief Accounting Officer. She is responsible for overseeing the accounting functions and management of the treasury. She leverages over 20 years of experience in financial management, organizational strategy, mergers and acquisitions, operational change and public company compliance. From April 2010 to June 2011, Ms. Zelnio served as Chief Financial Officer of Aderant Holdings, Inc., a legal software company. From November 2008 to December 2009, she served as Chief Financial Officer of Purewire Inc., a software-as-a-service web security services provider (acquired by Barracuda Networks Inc. in October 2009). Ms. Zelnio was an independent consultant from January 2010 to March 2010 and from July 2011 to April 2013. She also has held executive roles at EnterConnect, and Witness Systems, a leading provider of workforce optimization software (acquired by Verint). In her various capacities, Ms. Zelnio has accomplished successful company acquisitions, grown a company from start-up to $225 million in revenues, expanded offices internationally, established banking, financing and world-wide tax strategies, implemented treasury and cash management initiatives, and implemented processes and controls required for SEC and Sarbanes-Oxley compliance and reporting. She served as a Senior Manager of KPMG and specialized in the audits of multi-national public companies. Ms. Zelnio is an active certified public accountant and received her Bachelor of Accounting from Florida International University.
Randolph W. Salisbury joined Streamline Health as Senior Vice President and Chief Marketing Officer in February 2014. From July 2008 to February 2014, Mr. Salisbury served as a founding partner and consultant at Morningside Partners, LLC, a marketing communications and investor relations consulting firm. During his time with Morningside Partners, Mr. Salisbury performed marketing functions on behalf of various clients and performed investor relations consulting services for Streamline Health. Currently, Mr. Salisbury is on the board of directors of Decooda, Inc, a private, software-as-a-service start-up company. He also serves on the board of directors of Pink Ribbon Foundation, a breast cancer survivor non-profit. Mr. Salisbury received his bachelor’s degree from Ohio Wesleyan University and his MBA from Goizueta Business School at Emory University.
Michael K. Kaplan has served on our Board of Directors since January 2012. Mr. Kaplan brings more than 20 years of experience in various roles in the healthcare industry. He is currently Founder and Managing Director of Altos Health Management, a venture capital firm focused on the healthcare industry. He also serves as a co-founder and Managing Director of MMC Health Services, a private equity firm. Prior to founding Altos Health Management in 2009, Mr. Kaplan was a partner at Three Arch Partners, a venture capital firm focused on healthcare. He was involved with 19 portfolio companies during nearly a decade at Three Arch Partners. Before joining Three Arch Partners, Mr. Kaplan was an operating executive at Blue Shield of California where he had a variety of roles, including Vice President of Corporate Development and Strategic Planning, Regional Chief Executive for Northern California, and Vice President of Business Transformation. Earlier in his career, Mr. Kaplan was a Senior Manager in consulting for APM Incorporated/CSC Healthcare and a Financial Analyst at Kidder, Peabody & Co. Incorporated. Mr. Kaplan received his BS in Business Administration from Washington University in St. Louis and an MBA from the Stanford Graduate School of Business. Mr. Kaplan is well-qualified to serve on our Board of Directors. He brings a wealth of industry knowledge and experience to the Board of Directors from his experience in the healthcare industry. Mr. Kaplan’s venture capital experience also allows him to provide our Board of Directors with valuable insights and analysis as to strategic and financial developments within the industry and potential opportunities and consequences such developments create for us.
Allen S. Moseley has served on our Board of Directors since August 2012. He has served as a General Partner at Noro-Moseley Partners (“Noro-Moseley”) since 1998 and leads the firm’s healthcare practice focused primarily in healthcare information technology, healthcare services, and medical devices. He currently represents Noro-Moseley on the boards of various healthcare vendors. Prior to joining Noro-Moseley, Mr. Moseley was in the corporate finance group at The Robinson-Humphrey Company, an investment banking firm previously owned by Citigroup and now part of SunTrust Banks, Inc. Mr. Moseley worked extensively in the healthcare and business services industries, advising on a number of initial public offerings, mergers and acquisitions, and private placements. He also was involved in R-H Capital Partners, the private equity investment arm of the firm. Previously, he held investment banking positions with Bowles Hollowell Conner & Company and Merrill Lynch & Co. Mr. Moseley currently serves on the Board of Trustees of the Georgia Research Alliance and the Technology Association of Georgia. He was recently Chairman of Venture Atlanta and Chairman of the Technology Association of Georgia. Mr. Moseley received a BA from the University of North Carolina at Chapel Hill, where he was a member of Phi Beta Kappa, and an MBA from Harvard Business School. Mr. Moseley is well-qualified to serve on our Board of Directors. With vast experience in the healthcare industry and a background in investment banking, Mr. Moseley brings a wealth of industry knowledge to our Board of Directors. Mr. Moseley’s venture capital experience also allows him to provide our Board of Directors with valuable insights and analysis as to strategic and financial developments within the industry and potential opportunities and consequences such developments create for us.
Jonathan R. Phillips has served on our Board of Directors since May 2005 and was elected Chairman of our Board of Directors in May 2009. In 2005, Mr. Phillips founded Healthcare Growth Partners, a provider of strategic and financial advisory services to healthcare technology companies, and has served as its Managing Director since that time. Prior to founding Healthcare Growth Partners, Mr. Phillips was a member of the Healthcare Investment Banking Group at William Blair and Company, LLC, an investment banking firm. Prior to William Blair, he served in various roles in the healthcare practice of Deloitte Consulting for more than four years where he provided strategic consulting to healthcare providers and other organizations. From 2007 until immediately prior to its acquisition by Merge Healthcare Incorporated (NASDAQ: MRGE) in 2011, Mr. Phillips was a director of Ophthalmic Imaging Systems, Inc., a public company that provided software and technology for ophthalmology practices, where he served on the audit, compensation, and nominating committees and chaired the special committee. Mr. Phillips also serves as a director for several private companies. Mr. Phillips serves on the nonprofit board of the Ray Graham Association, where he is a member of the finance committee, and on the Rush University Medical Center Associates board. Mr. Phillips is a securities principal having completed the Series 24, 7 and 63 exams. Mr. Phillips earned his MBA in Finance, Marketing and Health Services Management from the J. L. Kellogg School of Management, Northwestern University, and his BA in Economics and Management from DePauw University. Mr. Phillips is well qualified to serve on our Board of Directors. He brings a wealth of industry knowledge and experience to the Board of Directors as the founder and Managing Director of Healthcare Growth Partners, an investment banking firm focused on sub-middle market healthcare information technology companies. During his career, Mr. Phillips has completed over 70 transactions involving healthcare companies, which transactions had an aggregate value of over $2 billion. He also has completed over 40 strategic advisory engagements for healthcare technology and services companies. These experiences within the healthcare sector allow Mr. Phillips to provide our Board of Directors with valuable insights and analysis as to strategic and financial developments within the industry and potential opportunities and consequences such developments create for us.
Andrew L. Turner has served on our Board of Directors since November 2006. He currently serves as Chairman of the board of privately held Trinity Healthcare Systems, LLC, an operator of skilled nursing and assisted living facilities founded by Mr. Turner in 2009. Mr. Turner also has been a director of Actavis (NYSE: ACT) (formerly known as Watson Pharmaceuticals, Inc. (NYSE: WPI)) since 1997, where he has served as chairman of the audit committee, chairman of the governance and nominating committee, and was elected chairman of the board in 2008. From 1994 to 2011, Mr. Turner also has served as a director of The Sports Club Company, Inc. (OTC: SCYL.PK), an owner and operator of upscale fitness facilities. From 1989 until August 2000, Mr. Turner served as Chairman of the board and Chief Executive Officer of Sun Healthcare Group, Inc., a

health care services provider. Mr. Turner earned his BA in Business Administration and Political Science from The Ohio State University. Mr. Turner’s experiences in executive management in the health care industry and a variety of other industries allow him to provide our Board of Directors with different perspectives in managing and growing our business and developing our strategic direction. Mr. Turner’s service as a director of several other publicly held companies and on their different committees facilitates his ability to bring leadership to our Board of Directors with respect to our Board’s various committees.
Michael G. Valentine has served on our Board of Directors since October 2012. He has served as the Chief Executive Officer of Netsmart Technologies, Inc., an information technology company, since May 2011. Prior to that position, he served as Executive Vice President and Chief Operating Officer at Cerner Corporation, an information technology company. He held a succession of business ownership roles during his 13 years at Cerner. Prior to his role as Chief Operating Officer, he maintained ownership of all client delivery and relationships for Cerner’s worldwide operations. Prior to joining Cerner, Mr. Valentine started and managed a Midwest-based technology solutions and services company. Before that, he was an executive in telecommunications and technology industry groups for seven years at Andersen Consulting. Mr. Valentine earned his BS in Industrial Engineering from Kansas State University. With his extensive experience in healthcare information technology, Mr. Valentine brings valuable insight and experience to our Board of Directors. Further, his leadership in key roles at information technology companies qualifies him to be an effective member of our Board. Our Board of Directors has determined that Mr. Valentine is an audit committee financial expert under SEC and NASDAQ Stock Market standards.
Edward J. VonderBrink, CPA, has served on our Board of Directors since May 2005. He is the retired Area Managing Partner of Grant Thornton LLP, a national certified public accounting firm. Mr. VonderBrink began his career with Grant Thornton in 1967, became a partner in 1977, and served in such capacity until his retirement in 1999. He then became Executive Director of the Entrepreneurial Center of Xavier University from 2000 to 2004. He is currently an independent consultant. He serves as trustee of Touchstone Complex. Mr. VonderBrink is a certified public accountant and received both his BSBA in accounting and his MBA from Xavier University. Mr. VonderBrink’s financial and accounting expertise are valuable attributes for his position as chairman of our Audit Committee. His experiences as a leader of a large organization, coupled with his work with smaller businesses and strategic planning, further qualify him to be an effective member of our Board of Directors. Our Board of Directors has determined that Mr. VonderBrink is an audit committee financial expert under SEC and NASDAQ Stock Market standards.
There are no family relationships among any of our directors or executive officers. All directors are elected to serve a one-year term.

Audit Committee

The Audit Committee is comprised entirely of independent directors. Messrs. VonderBrink (Committee Chairman), Moseley and Valentine are presently the members of the Audit Committee. Mr. Phillips, as the independent Chairman of the Board, attends Audit Committee meetings in a non-voting capacity. The Audit Committee operates under a charter approved by our Board of Directors and which can be found through our web site at www.streamlinehealth.net/investor-relations. The Audit Committee, along with management, met separately or as part of the entire Board of Directors to review each of our quarterly and annual financial statements filed on Form 10-Q or Form 10-K prior to the filing of those reports with the SEC. The Audit Committee Chairman separately discusses our financial reports with the auditors on a regular basis. The Audit Committee’s functions include the engagement of our independent registered public accounting firm, review of the results of the audit engagement and our financial results, review of our financial statements by the independent registered public accounting firm and their opinion thereon, review of the auditors’ independence, review of the effectiveness of our internal controls and similar functions, and approval of all auditing and non-auditing services performed by our independent registered public accounting firm. The Board of Directors has determined that Messrs. VonderBrink and Valentine are audit committee financial experts.
Code of Conduct and Ethics
The Board of Directors has adopted our Code of Conduct and Ethics which applies to all of our directors, officers (including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and any person performing similar functions), and employees. We have made the Code of Conduct and Ethics available through our website at www.streamlinehealth.net/investor-relations.
Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of any class of our equity securities, who collectively we generally refer to as insiders, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company. Our insiders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of the forms furnished to us, we believe that during the 2013 fiscal year our insiders complied with all applicable filing requirements, except that Mr. Nelli made two late filings reporting his initial statement of beneficial ownership and one transaction, Herbert P. Larsen made three late filings reporting his initial statement of beneficial ownership and an aggregate of two transactions, Stephen H. Murdock made one late filing reporting one transaction, Matthew S. Seefeld made three late filings reporting an aggregate of 49 transactions; Gary M. Winzenread made one late filing reporting one transaction, Michael A. Schiller made three late filings reporting an aggregate of three transactions; Ray Cross made two late filings reporting his initial statement of beneficial ownership and an aggregate of 23 transactions, Ms. Zelnio made one late filing reporting one transaction; Mr. Phillips made one late filing reporting one transaction; Mr. Valentine made one late filing reporting one transaction, Mr. VonderBrink made one late filing reporting one transaction, Mr. Turner made one late filing reporting one transaction; Mr. Kaplan made one late filing reporting one transaction, Richard C. Levy made two late filings reporting an aggregate of two transactions, Jay D. Miller made two late filings reporting an aggregate of two transactions, Noro-Moseley Partners VI, L.P. made one late filing reporting one transaction, Mr. Meeks made one late filing reporting one transaction and Mr. Kennedy made one late filing reporting one transaction.

ITEM 11.    Executive Compensation

Summary Compensation
References to “Named Executive Officers” refer to Robert E. Watson, Nicholas A. Meeks and Matthew S. Seefeld. The following table is a summary of certain information concerning the compensation earned by our Named Executive Officers for the fiscal years presented.
Summary Compensation Table

Name and Principal Position	Year	Salary(1) ($)	Option Awards(2) ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (3, 4 & 5) ($)	Total ($)
Robert E. Watson Chief Executive Officer and President	2013	325,000	307,548	—	200,000	15,139	847,687
	2012	275,000	32,618	—	200,000	15,204	522,822
	2011	250,000	—	75,000(6)	75,000(6)	10,453	410,453

Nicholas A. Meeks(7) Sr. Vice President and Chief Financial Officer	2013	183,147	300,900	—	20,139	11,226	515,412

Matthew S. Seefeld(8) Former Sr. Vice President, Solutions Strategy	2013	200,000	65,601	—	25,000	110,112	400,713

(1)	Includes amounts contributed by the officers to our 401(k) plan.

(2)
The amounts included in the table above reflect the total grant date fair value and were determined in accordance with Financial Accounting Standards Board ASC Topic 718. The assumptions used in determining the grant date fair values of these awards are set forth in the footnotes to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended January 31, 2014 filed with the SEC.

(3)
Does not include perquisites and other personal benefits, the aggregate amount of which with respect to each of the Named Executive Officers does not exceed $10,000 reported for the fiscal years presented.

(4)	Includes our matching contribution to the 401(k) plan equal to a 100% match on the first 4% of the employee’s compensation which is available to all employees who participate in the plan.

(5)
Excludes group life insurance, health care insurance, employee stock purchase plan discounts, long-term disability insurance and similar benefits provided to all employees that do not discriminate in scope, terms or operations in favor of the Named Executive Officers.

(6)
Mr. Watson opted to have a portion of his non-equity incentive compensation in 2011 paid in restricted stock, which vested on the grant date, in lieu of cash. Accordingly, Mr. Watson received 45,454 shares of restricted stock. The shares of restricted stock were granted to him at a price of $1.65 per share.

(7)	Mr. Meeks became our Senior Vice President and Chief Financial Officer effective May 22, 2013. Mr. Meeks was previously Vice President of Financial Planning.

(8)	Mr. Seefeld resigned as our Senior Vice President, Solutions Strategy effective April 22, 2014.

Equity Compensation Information
Outstanding Equity Awards at 2013 Fiscal Year End(1)
The following table sets forth information with respect to the Named Executive Officers equity awards outstanding as of January 31, 2014.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares that Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares that Have Not Vested ($)

Robert E. Watson	25,000	75,000	(1)	6.90	4/21/2023	—	—
	250,000	—	(2)	2.00	1/31/2021	—	—
	90,000	60,000	(3)	3.00	1/31/2021	—	—
	50,000	—	(4)	2.00	4/4/2022	—	—

Nicholas A. Meeks	55,000	—	(5)	3.46	6/25/2022	—	—
	100,000	—	(6)	6.65	5/22/2023	—	—

Matthew S. Seefeld	100,000	—	(7)	1.65	(9)	—	—
	19,444	—	(8)	5.37	(10)	—	—

(1)	These options vest ratably monthly until they are fully vested on April 22, 2016.

(2)	These options vested in full on January 31, 2014.

(3)	These options vest ratably annually until they are fully vested on January 31, 2016.

(4)	These options vested in full on April 24, 2013.

(5)	These options vested in full on June 25, 2013.

(6)	These options vested in full on June 22, 2013.

(7)	These options vested in full on January 7, 2012.

(8)
Mr. Seefeld resigned as our Senior Vice President, Solutions Strategy effective April 22, 2014, at which time unvested options to purchase 30,556 shares of our common stock (of a grant of 50,000 options on January 29, 2013) were forfeited.

(9)	These options must be exercised within 180 days of April 22, 2014, Mr. Seefeld’s date of resignation.

(10)	These options must be exercised within 180 days of April 22, 2014, Mr. Seefeld’s date of resignation.
Option Exercises and Stock Vested in 2013 Fiscal Year
No shares of our common stock were acquired by any Named Executive Officer on exercise of outstanding option awards in fiscal 2013. The Named Executive Officers did not have any restricted stock vest in fiscal 2013.
Named Executive Officer Employment Agreements and Arrangements
Robert E. Watson. We entered into an employment agreement with Mr. Watson on April 22, 2013 with an initial term ending on January 31, 2015 and automatic annual renewals. This agreement contains the provisions described below and other usual and customary provisions found in executive employment agreements. The agreement provides that he serves as our President and Chief Executive Officer throughout the term of the agreement; his base salary is $325,000 and is subject to annual adjustment at the discretion of the Compensation Committee. In fiscal year 2013, his base salary was $325,000. If we terminate Mr. Watson’s employment for reasons other than good cause, death or continued disability, if Mr. Watson terminates his employment for good reason, or if we do not renew the term of the agreement in the year following the initial term, Mr. Watson generally will be entitled to receive: (1) accrued but unpaid salary through his termination date; (2) reimbursement of expenses incurred prior to his termination date; and (3) an amount equal to 1.25 times (or 2 times, in certain situations involving a change in control) the sum of (A) his annual base salary then in effect and (B) an amount equal to the higher of his bonus for the prior fiscal year or his target bonus for the fiscal year in which termination occurs. In the case of termination of employment for the reasons set forth above within 90 days prior to or 12 months following a change in control, Mr. Watson will be entitled to receive the foregoing benefits and all his equity awards will immediately vest in full and remain exercisable until the earlier of the end of the applicable option period or 180 days from his termination. Our total cost upon termination in such events would be $670,313 (or $1,072,500 in the case of a change in control) based upon his current base salary and non-equity incentive target compensation in fiscal year 2014. Mr. Watson is subject to a non-compete provision for a period of two years following termination of employment.
Nicholas A. Meeks. We entered into an employment agreement with Mr. Meeks on May 22, 2013 with an initial term ending on May 22, 2014 and automatic annual renewals. This agreement contains the provisions described below and other usual and customary provisions found in executive employment agreements. The agreement provides that he serves as our Senior Vice President and Chief Financial Officer throughout the term of the agreement; his base salary is $200,000 and is subject to annual adjustment at the discretion of the Compensation Committee. In fiscal year 2013, his base salary was $200,000, and effective May 20, 2014, the Compensation Committee increased Mr. Meeks’ base salary to $225,000. If we terminate Mr. Meeks’ employment for reasons other than good cause, death or continued disability or if Mr. Meeks terminates his employment for good reason, Mr. Meeks generally will be entitled to receive: (1) accrued but unpaid salary through his termination date; (2) reimbursement of expenses incurred prior to his termination date; and (3) an amount equal to 50% of the sum of (A) his annual base salary then in effect and (B) an amount equal to the higher of his bonus for the prior fiscal year or his target bonus for the fiscal year in which termination occurs. In the case of termination of employment for the reasons set forth above within 90 days prior to or 12 months following a change in control, Mr. Meeks will be entitled to receive the foregoing benefits and all his equity awards will immediately vest in full and remain exercisable until the earlier of the end of the applicable option period or 180 days from his termination. Our total cost upon termination in such events would be $157,500 (or $157,500 in the case of a change in control) based upon his current base salary and non-equity incentive target compensation in fiscal year 2014. Mr. Meeks is subject to a non-compete provision for a period of two years following termination of employment.
Matthew S. Seefeld. Mr. Seefeld resigned from his position as our Senior Vice President, Solutions Strategy effective April 22, 2014. Mr. Seefeld did not receive any severance in connection with his resignation.
Indemnification Agreements. We also have entered into indemnification agreements with Messrs. Watson and Meeks. Each indemnification agreement provides that we will indemnify the covered individual to the full extent permitted by Delaware law. Each indemnification agreement also requires us to maintain directors and officers liability insurance coverage substantially equivalent to our current coverage, provided that the costs of maintaining such insurance does not become substantially disproportionate to the coverage obtained and that such insurance is reasonably available to us.

Director Compensation
We currently pay each of our non-employee directors the following fees for service on our board and committees: (i) an annual retainer of $10,000, (ii) $2,000 for each regularly scheduled board meeting attended in person, or $1,000 for a telephonic meeting, and (iii) $2,000 per day for each special meeting or committee meeting attended in person on days when there are no board meetings or $1,000 if these meetings are telephonic. In addition, committee chairmen are paid an annual retainer of $2,500, and the Chairman of the Board is paid an annual retainer of $35,000. The Chairman of the Board is not compensated for committee meeting fees. All annual retainers are paid immediately following the annual meeting of stockholders. Mr. Watson, as one of our officers, was not separately compensated for his service on our Board of directors. See the “Summary Compensation Table” for information relating to Mr. Watson’s compensation as our President and Chief Executive Officer. As a principal of Noro-Moseley, Mr. Moseley is not permitted to accept personal compensation for service on boards of directors of companies in which Noro-Moseley invests. Therefore, the meeting and retainers relating to Mr. Moseley’s service as a director are paid directly to Noro-Moseley. In order to attract and retain high quality non-employee independent directors, we currently have a policy of allowing independent directors to accept a grant of restricted stock with a one-year vesting period, in equal value to all or a portion of their annual board fees, in lieu of cash.
In addition, incumbent non-employee directors (other than the Chairman of the Board) are annually granted $30,000 in restricted stock with a one-year vesting period, which grant is made on the date of the annual meeting of stockholders. The Chairman of the Board is annually granted $45,000 in restricted stock with a one-year vesting period. These awards are pursuant to the 2013 Plan and are valued at the closing price of our common stock on the grant date. We believe that the awarding of restricted stock to directors is a necessary component of their total compensation, including their director fees, in order to align their interests with those of our stockholders. Our Compensation Committee and Board of Directors have allowed a limited exception to this policy in connection with Mr. Moseley’s service as a director on our Board to account for limitations on his ability to accept compensation for service as a director and in recognition that a grant of restricted stock to Noro-Moseley would not satisfy the intent of the board’s policy. For so long as Mr. Moseley remains a director on our Board, we will pay the $25,000 cash equivalent value to Noro-Moseley instead of issuing restricted stock.
During the 2013 fiscal year, the directors were awarded the following number of shares of restricted stock: Michael K. Kaplan, 3,759 shares; Jonathan R. Phillips, 11,278 shares; Andrew L. Turner, 5,639 shares; Michael G. Valentine, 5,263 shares; and Edward J. VonderBrink, 3,759 shares.
Director Compensation in 2013(1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2)(3) ($)	Option Awards(1)(3) ($)	Total ($)
Michael K. Kaplan(4)	24,000	25,000	—	49,000
Richard C. Levy, M.D.(5)	5,000	—	—	5,000
Jay D. Miller(5)	5,000	—	—	5,000
Allen Moseley(6)	—	—	—	—
Jonathan R. Phillips	7,000	75,000	—	82,000
Andrew L. Turner	11,500	37,500	—	49,000
Michael G. Valentine	12,000	35,000	—	47,000
Edward J. VonderBrink	25,220	25,000	—	50,220

(1)
The amounts included in the table above for Option Awards and Restricted Stock Awards reflect the total amount of the grant date fair value for options and restricted stock grants computed in accordance with Financial Accounting Standards Board ASC Topic 718.

(2)	The amounts shown include the value of shares of restricted stock granted to each of Messrs. Levy, Phillips, and Turner in 2013 in lieu of paying their meeting fees in cash.

(3)
As of January 31, 2014, the aggregate number of shares of restricted stock outstanding for each director, as applicable, is as follows: Mr. Kaplan, 3,759, Mr. Phillips, 11,278, Mr. Turner, 5,639, Mr. Valentine, 5,263, and Mr. Vonderbrink, 3,759. As of January 31, 2014, the aggregate number of options outstanding for each director, as applicable, is as follows: Mr. Phillips, 45,000, Mr. Turner, 35,000, Mr. Valentine, 0, and Mr. Vonderbrink, 45,000.

(4)	Meeting and retainers relating to Mr. Kaplan’s service as a director are paid on his behalf to his company, Altos Health Management.

(5)	The terms of Richard C. Levy, M.D. and Jay D. Miller expired at the 2013 Annual Meeting of Stockholders, and they did not stand for re-election at such meeting.

(6)
As described above, Mr. Moseley is not permitted to accept personal compensation for service on our board. A total of $50,000 was paid to Noro-Moseley relating to his service as a director in fiscal 2013.

We also have entered into indemnification agreements with each of our directors. Each indemnification agreement provides that we will indemnify the covered individual to the full extent permitted by Delaware law. The indemnification agreement also requires that we maintain directors and officers liability insurance coverage substantially equivalent to our current coverage, provided that the costs of maintaining such insurance does not become substantially disproportionate to the coverage obtained and that such insurance is reasonably available to us.
We have provided liability insurance for our directors and officers since 1996. The current policies expire on April 26, 2015. The annual cost of this coverage is $132,000. Upon expiration, the current policies will be renewed or replaced with at least equivalent coverage.
Compensation Committee Interlocks and Insider Participation
The following non-employee independent directors served on the Compensation Committee during the 2013 fiscal year: Andrew L. Turner, Richard C. Levy, M.D., Jay D. Miller, Allen S. Moseley and Edward J. VonderBrink. No member of the Compensation Committee is or was an officer or employee of ours or any subsidiary of ours. None of our directors or Named Executive Officers serve on any board of directors or compensation committee that compensates any member of the Compensation Committee.
Risk Management related to Compensation Policies and Practices
We do not believe that our compensation policies and practices encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the company. The design of our compensation policies and practices encourages our employees to remain focused on both our short- and long-term goals. For example, while our cash bonus plans measure performance on an annual basis, our equity awards typically vest over a number of years, which we believe encourages our employees to focus on sustained stock price appreciation, thus limiting the potential value of excessive risk-taking.
ITEM 12. Securities Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Equity Compensation Plan Information
As of January 31, 2014, securities authorized for issuance under equity compensation plans are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,473,425	(1)	$5.38	339,828	(3)
Equity compensation plans not approved by security holders	830,982	(2)	$2.84	—	(4)
Total	2,304,407	(1, 2)	$4.46	339,828
_______________

(1)	Includes 1,473,425 options that can be exercised under the 2005 and 2013 Incentive Compensation Plans.

(2)
Options granted under inducement grants with terms as nearly as practicable identical to the terms and conditions of the Company’s 2005 Incentive Compensation Plan. The share and option awards are inducement grants, pursuant to NASDAQ Marketplace Rule 5635(c)(4).

(3)	Includes 242,513 shares to be issued from the 2005 and 2013 Incentive Compensation Plans and 97,285 shares to be issued from the Employee Stock Purchase Plan as of January 31, 2014.

(4)
The Company’s Board of Directors has not established any specific number of shares that can be issued without stockholder approval. Inducement grants to new key employees will be determined on a case-by-case basis. Other than possible inducement grants, the Company expects that all equity awards will be made under stockholder-approved plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of May 22, 2014 by: (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock; (ii) each director; (iii) each Named Executive Officer; and (iv) all directors and current executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, which deem a person to beneficially own any shares the person has or shares voting or dispositive power over and any additional shares obtainable within 60 days through the exercise of options, warrants or other purchase rights. Shares of common stock subject to options, warrants or other rights to purchase that are currently exercisable or are exercisable within 60 days of May 22, 2014 (including shares subject to restrictions that lapse within 60 days of May 22, 2014) are deemed outstanding for purposes of computing the percentage ownership of the person holding such shares, options, warrants or other rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned. The percentages are based on 18,176,120 shares of common stock outstanding. An asterisk indicates beneficial ownership of less than 1% of the common stock outstanding.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percent of Common Stock Owned
Five Percent Stockholders
Cortina Asset Management, LLC(1)	1,022,009	5.6%
Deerfield Mgmt, L.P.(2)	1,140,100	6.3%
Great Point Partners, LLC(3)	2,006,889	9.9%
IPP Holding Company, LLC(4)	989,477	5.4%
Noro-Moseley Partners VI, L.P.(5)	2,123,333	10.5%
Pembroke Management, LTD(6)	1,757,900	9.7%
Directors and Named Executive Officers
Michael K. Kaplan	35,951	*
Nicholas A. Meeks(7)	160,296	*
Allen S. Moseley	0	*
Jonathan R. Phillips(8)	439,192	2.4%
Matthew S. Seefeld(9)	323,443	1.8%
Andrew L. Turner(10)	134,927	*
Michael G. Valentine	40,799	*
Edward J. VonderBrink(11)	154,869	*
Robert E. Watson(12)	620,519	3.3%
All current directors and executive officers as a group (12 persons)(13)	1,770,163	9.3%

(1)
Based on the Schedule 13G filed with the SEC on January 9, 2014. Cortina Asset Management, LLC (“Cortina”) is deemed to have sole voting power over 737,008 shares of common stock and sole dispositive power over 1,022,009 shares of common stock. Cortina’s address is 825 N Jefferson Street, Suite 400, Milwaukee, WI 53202.

(2)
Based on the Schedule 13G filed with the SEC on April 4, 2014. Includes 629,336 shares of common stock held by Deerfield Special Situations Fund, L.P. (“DSSF”) and 510,764 shares of common stock held by Deerfield Special Situations International Master Fund, L.P. (“DSSIMF”). Deerfield Mgmt, L.P. (“DM”) is the general partner of, and Deerfield Management Company, L.P. (“DMC”) is the investment advisor for, each of DSSF and DSSIMF. DM, DMC and James E. Flynn may be deemed to be the beneficial owner of shares held by DSSF and DSSIMF. The address of DSSF, DSSIMF, DM, DMC and Mr. Flynn is 780 Third Avenue, 37th Floor, New York, NY 10017.

(3)
Based on the Schedule 13G/A filed with the SEC on February 14, 2014. Includes (i) 83,969 shares of common stock, (ii) 1,583,329 shares of common stock issuable upon conversion of preferred stock and (iii) 339,591 shares of common stock issuable upon exercise of warrants, collectively owned by funds and accounts for which Great Point Partners, LLC (“GPP”) is the investment manager. By virtue of such status, GPP may be deemed to be the beneficial owner of such shares. Each of Dr. Jeffrey R. Jay, M.D., as senior managing member of GPP, and David Kroin, as special managing member of GPP, has voting and investment power with respect to such shares and therefore may be deemed to be the beneficial owner thereof. GPP, Dr. Jay, and Mr. Kroin disclaim beneficial ownership of such shares, except to the extent of their respective pecuniary interests therein. Does not include 360,409 shares of common stock issuable upon the exercise of warrants held by GPP for which beneficial ownership is not permitted pursuant to certain applicable beneficial ownership limitation restrictions. GPP’s address is 165 Mason Street, 3rd Floor, Greenwich, CT 06830.

(4)
Based on the Schedule 13G filed with the SEC on April 18, 2013. Includes 989,477 shares remaining from those issued to IPP Holding Company, LLC (“IPP”) on June 15, 2012 upon conversion of the convertible note in the original principal amount of $3,000,000. IPP and W. Ray Cross, a member and manager of IPP, are deemed to share voting and dispositive power over all 989,477 shares. IPP’s address is 2773 Marshall Drive, Tifton, GA 31794.

(5)
Based on the Schedule 13D filed with the SEC on August 29, 2012, as amended by the Schedule 13D/A filed with the SEC on September 5, 2013. Includes (i) 1,633,333 shares of common stock issuable upon conversion of preferred stock and (ii) 490,000 shares of common stock issuable upon exercise of warrants, collectively beneficially owned by Noro-Moseley Partners VI, L.P. and its general partner, Moseley and Company VI, LLC. Both entities are deemed to share voting and dispositive power of all 2,123,333 shares. Noro-Moseley’s address is 4200 Northside Parkway, N.W. Building 9, Atlanta, GA 30327.

(6)
Based on the Schedule 13G/A filed with the SEC on May 7, 2014. Clients of Pembroke Management, LTD (“Pembroke”) have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the common stock beneficially owned by Pembroke. Pembroke’s address is 1002 Sherbrooke Street West, Suite 1700, Montreal, Quebec H3A 354.

(7)	Includes 157,500 shares that are issuable upon exercise of currently exercisable options.

(8)	Includes 10,000 shares held by Mr. Phillips’ wife and 45,000 shares that are issuable upon exercise of currently exercisable options.

(9)	Mr. Seefeld resigned as our Senior Vice President, Solutions Strategy effective April 22, 2014. Includes 119,444 shares that are issuable upon exercise of currently exercisable options.

(10)	Includes 2,000 shares held by Mr. Turner’s wife and 35,000 shares that are issuable upon exercise of currently exercisable options.

(11)	Includes 45,000 shares that are issuable upon exercise of currently exercisable options.

(12)	Includes 2,160 shares held by Mr. Watson’s wife and 424,721 shares that are issuable upon currently exercisable options.

(13)	Includes 14,160 shares held indirectly and 890,831 shares that are issuable upon exercise of currently exercisable options.
ITEM 13.    Certain Relationships, Related Transactions And Directors Independence

Related Party Transactions

Since February 1, 2012, there have been no related party transactions required to be disclosed pursuant to Item 404 of Regulation S-K.
Director Independence

The Board of Directors presently consists of seven members. The Board has determined that the following six directors are independent within the meaning of Rule 5605 of the NASDAQ Marketplace Rules: Michael K. Kaplan, Allen S. Moseley, Jonathan R. Phillips, Andrew L. Turner, Michael G. Valentine and Edward J. VonderBrink. Each of the Board’s Audit Committee, Compensation Committee and Governance and Nominating Committee is comprised entirely of independent directors.

ITEM 14.    Principal Accounting Fees And Services

On April 22, 2013, KPMG LLP (“KPMG”) was engaged as our independent registered public accounting firm effective May 1, 2013. Prior to that time, including for the fiscal year ended January 31, 2013, BDO USA, LLP (“BDO”) served as our independent registered public accounting firm.
Independent Registered Public Accounting Firm Fees
The following table sets forth the aggregate fees for the 2013 fiscal year billed by KPMG and for the 2012 fiscal year billed by BDO for audit and other services approved by the Audit Committee.

	2013	2012
Audit Fees	$1,331,000	$275,000
Audit-Related Fees	—	—
Tax Fees	—	15,000
All Other Fees	—	—
Total Fees	$1,331,000	$290,000

Fees represented in the “Audit Fees” category include fees for audit work performed in the preparation of financial statements and Sarbanes-Oxley controls over financial reporting, as well as in connection with our Montefiore Medical Center transaction, our acquisition of Meta Health Technology, Inc., and our November 2013 and August 2012 securities offerings. In 2012, we also engaged BDO to provide tax consulting and compliance services.
Audit Committee’s Pre-Approval Policies and Procedures
All audit-related services, tax services and other non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG and BDO was compatible with the maintenance of those firms’ independence in the conduct of their auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of audit, audit-related and tax services specifically described by the committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules
See Index to Consolidated Financial Statements and Schedule Covered by Reports of Registered Public Accounting Firms included in Item 8 of this annual report on Form 10-K.
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
Robert E. Watson Chief Executive Officer

DATE: June 13, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ ROBERT E. WATSON	Chief Executive Officer And Director (Principal Executive Officer)	June 13, 2014
Robert E. Watson
/s/ JONATHAN R. PHILLIPS	Director	June 13, 2014
Jonathan R. Phillips
/s/ EDWARD J. VONDERBRINK	Director	June 13, 2014
Edward J. VonderBrink
/s/ ANDREW L. TURNER	Director	June 13, 2014
Andrew L. Turner
/s/ MICHAEL K. KAPLAN	Director	June 13, 2014
Michael K. Kaplan
/s/ ALLEN S. MOSELEY	Director	June 13, 2014
Allen S. Moseley
/s/ MICHAEL G. VALENTINE	Director	June 13, 2014
Michael G. Valentine
/s/ NICHOLAS A. MEEKS	Chief Financial Officer (Principal Financial Officer)	June 13, 2014
Nicholas A. Meeks
/s/ CAROLYN J. ZELNIO	Chief Accounting Officer (Principal Accounting Officer)	June 13, 2014
Carolyn Zelnio

INDEX TO EXHIBITS
EXHIBITS

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

3.2	Bylaws of Streamline Health Solutions, Inc., as amended and restated on March 28, 2014, (Incorporated herein by reference from Exhibit 5.03 of Form 8-K, as filed with the Commission on April 3, 2014.)
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

10.2#
Streamline Health Solutions, Inc. 1996 Employee Stock Purchase Plan, as amended and restated effective July 1, 2013. (Incorporated herein by reference from the Registration Statement on Form S-8, File Number 333-188763, as filed with the Commission on May 22, 2013.)

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

10.5**
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

10.7#
Form of Indemnification Agreement for all directors and officers of Streamline Health Solutions, Inc. (Incorporated herein by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on June 7, 2006.)

10.8#
Employment Agreement among Streamline Health Solutions, Inc., Streamline Health, Inc. and Nicholas A. Meeks effective May 22, 2013 (Incorporated herein by reference from Exhibit 10.2 of the Form 8-K, as filed with the Commission on May 20, 2013.)

10.9#***	Amended and Restated Employment Agreement among Streamline Health Solutions, Inc. and Richard D. Nelli effective February 20, 2014.

10.10#	2013 Stock Incentive Plan of Streamline Health Solutions, Inc. (Incorporated herein by reference from Exhibit 99 of the Form S-8, as filed with the Commission on May 22, 2013.)
10.11#
Form of Stock Option Agreement pursuant to the 2013 Stock Incentive Plan of Streamline Health Solutions, Inc. (Incorporated herein by reference from Exhibit 10.2 of the Form 10-Q, as filed with the Commission on June 14, 2013.)

10.12#
Form of Restricted Stock Award Agreement (for Directors) pursuant to the 2013 Stock Incentive Plan of Streamline Health Solutions, Inc. (Incorporated herein by reference from Exhibit 10.3 of the Form 10-Q, as filed with the Commission on June 14, 2013.)

10.13
Purchase Agreement dated as of November 22, 2013 between Streamline Health Solutions and Craig-Hallum Capital Group LLC, as underwriter and representative of the several underwriters. (Incorporated herein by reference from Exhibit 1.1 of the Form 8-K, as filed with the Commission on November 27, 2013.)

10.14#
Employment Agreement dated September 8, 2013 between Streamline Health Solutions, Inc. and Jack W. Kennedy Jr. (Incorporated by reference from Exhibit 10.1 of the Form 10-Q, as filed with the Commission on December 16, 2013.)

10.14(b)#***	Amendment No. 1 to Employment Agreement dated March 6, 2014 between Streamline Health Solutions, Inc. and Jack W. Kennedy Jr.
10.15
Software License and Royalty Agreement dated October 25, 2013 between Streamline Health, Inc. and Montefiore Medical Center. (Incorporated by reference from Exhibit 10.2 of the Form 10-Q, as filed with the Commission on December 16, 2013.)

10.14
Registration Rights Agreement among Streamline Health Solutions, Inc., Interpoint Partners, LLC dated December 7, 2011. (Incorporated herein by reference from Exhibit 10.3 of the Form 8-K, as filed with the Commission on December 8, 2011.)

10.15
Settlement Agreement and Mutual Release dated as of November 20, 2013 by and among Streamline Health Solutions, Inc., IPP Acquisition, LLC, IPP Holding Company, LLC, W. Ray Cross, as seller representative, and each of the members of IPP Holding Company, LLC named therein (Incorporated by reference from Exhibit 10.3 of the Form 10-Q, as filed with the Commission on December 16, 2013.)

10.16
Subordinated Promissory Note dated November 20, 2013 made by IPP Acquisition, LLC and Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.4 of the Form 10-Q, as filed with the Commission on December 16, 2013.)

10.17
Amended and Restated Senior Credit Agreement dated as of December 13, 2013 by and between Streamline Health, Inc. and Fifth Third Bank. (Incorporated by reference from Exhibit 10.5 of the Form 10-Q, as filed with the Commission on December 16, 2013.)

10.18(a)***	Amendment No. 1 and Waiver under Amended and Restated Senior Credit Agreement dated as of April 15, 2014 by and between Streamline Health, Inc. and Fifth Third Bank
10.18
Subordinated Credit Agreement between Streamline Health, Inc. and Fifth Third Bank dated December 7, 2011. (Incorporated herein by reference from Exhibit 10.4 of the Form 8-K, as filed with the Commission on December 8, 2011.)

10.19(a)
Amendment No. 1 to Subordinated Credit Agreement, dated August 16, 2012, among Streamline Health, Inc., IPP Acquisition, LLC and Fifth Third Bank. (Incorporated herein by reference from Exhibit 10.2 of the Form 8-K, as filed with the Commission on August 21, 2012.)

10.19(b)
Amendment No. 3 to Subordinated Credit Agreement dated as of December 13, 2013 by and between Streamline Health, Inc. and Fifth Third Bank (Incorporated by reference from Exhibit 10.6 of the Form 10-Q, as filed with the Commission on December 16, 2013.)

10.2
Securities Purchase Agreement, among Streamline Health Solutions, Inc, and each purchaser identified on the signature pages thereto, dated August 16, 2012. (Incorporated herein by reference from Exhibit 10.4 of the Form 8-K, as filed with the Commission on August 21, 2012.)

10.21
Registration Rights Agreement, among Streamline Health Solutions, Inc, and each of the purchasers signatory thereto, dated August 16, 2012. (Incorporated herein by reference from Exhibit 10.7 of the Form 8-K, as filed with the Commission on August 21, 2012.)

10.22
Agreement and Plan of Merger dated January 16, 2014 by and among Streamline Health, Inc., Arch United Acquisition, Inc., Unibased Systems Architecture, Inc. and Barry M. Rundquist, as Representative. (Incorporated herein by reference from Exhibit 2.1 of the Form 8-K, as filed with the Commission on January 23, 2014.)

10.23#***	Employment Agreement dated March 6, 2014 by and between Streamline Health Solutions, Inc. and Lois E. Rickard.
10.24#***	Employment Agreement dated February 3, 2014 by and between Streamline Health Solutions, Inc. and Randolph Salisbury.
14.1	Code of Ethics (Incorporated herein by reference from Exhibit 14.1 of the Form 10-K for the fiscal year ended January 31, 2004, as filed with the Commission on April 8, 2004.)
21.1***	Subsidiaries of Streamline Health Solutions, Inc.
23.1***	Consent of Independent Registered Public Accounting Firm - KPMG LLP
23.2***	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP
31.1***	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2***	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Streamline Health Solutions, Inc.'s Annual Report on Form 10- K for the fiscal year ended January 31, 2014 filed with the SEC on June 13, 2014, formatted in XBRL includes: (i) Consolidated Balance Sheets at January 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the two years ended January 31, 2014, (iii) Consolidated Statements of Changes in Stockholders' Equity for the two years ended January 31, 2014, (iv) Consolidated Statements of Cash Flows for the two years ended January 31, 2014, and (v) the Notes to Consolidated Financial Statements.

_______________

**	The Company has applied for Confidential Treatment of portions of this agreement with the Securities and Exchange Commission.

***	Filed herewith.

#	Management Contracts and Compensatory Arrangements.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1943, as amended, is 0-281