Form 10-Q
period 2014-04-30
STREAMLINE HEALTH SOLUTIONS INC.
filed 2014-07-24
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of July 21, 2014: 18,178,454

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2014	January 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$6,965,739	$17,924,886
Accounts receivable, net of allowance for doubtful accounts of $253,080 and $267,264, respectively	9,002,126	7,999,571
Contract receivables	195,841	1,181,606
Prepaid hardware and third-party software for future delivery	27,510	25,640
Prepaid client maintenance contracts	1,095,009	909,464
Other prepaid assets	1,919,881	1,407,515
Deferred income taxes	95,498	95,498
Other current assets	78,587	144,049
Total current assets	19,380,191	29,688,229
Non-current assets:
Property and equipment:
Computer equipment	3,830,157	3,769,564
Computer software	2,320,557	2,239,654
Office furniture, fixtures and equipment	900,900	889,080
Leasehold improvements	1,172,070	697,570
	8,223,684	7,595,868
Accumulated depreciation and amortization	(6,827,484)	(6,676,824)
Property and equipment, net	1,396,200	919,044
Capitalized software development costs, net of accumulated amortization of $9,085,345 and $7,949,352, respectively	11,537,757	10,238,357
Contract receivables, less current portion	69,684	78,395
Deferred financing costs, net of accumulated amortization of $101,053 and $98,102, respectively	41,947	44,898
Intangible assets, net	12,489,756	12,175,634
Goodwill	15,931,098	11,933,683
Other	781,725	500,634
Total non-current assets	42,248,167	35,890,645
	$61,628,358	$65,578,874
See accompanying notes to condensed consolidated financial statements.

	April 30, 2014	January 31, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,780,392	$1,796,418
Accrued compensation	1,567,606	1,782,599
Accrued other expenses	801,963	554,877
Current portion of long-term debt	1,214,280	1,214,280
Deferred revenues	9,336,655	9,658,232
Current portion of note payable	300,000	300,000
Current portion of capital lease obligation	112,345	105,573
Total current liabilities	15,113,241	15,411,979
Non-current liabilities:
Term loans	6,665,076	6,971,767
Warrants liability	2,979,704	4,117,725
Royalty liability	2,302,200	2,264,000
Swap contract	132,800	111,086
Note payable	600,000	600,000
Lease incentive liability, less current portion	67,641	74,434
Capital lease obligation	100,789	121,089
Deferred income tax liabilities	825,677	816,079
Total non-current liabilities	13,673,887	15,076,180
Total liabilities	28,787,128	30,488,159
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,849,985 and $8,849,985 redemption value, 4,000,000 shares authorized, 2,949,995 and 2,949,995 shares issued and outstanding, net of unamortized preferred stock discount of $3,020,551 and $3,250,317, respectively	5,829,434	5,599,668
Stockholders’ equity:
Common stock, $.01 par value per share, 25,000,000 shares authorized; 18,176,120 and 18,175,787 shares issued and outstanding, respectively	181,761	181,758
Additional paid in capital	77,196,787	76,983,088
Accumulated deficit	(50,233,952)	(47,562,713)
Accumulated other comprehensive loss	(132,800)	(111,086)
Total stockholders’ equity	27,011,796	29,491,047
	$61,628,358	$65,578,874

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended April 30,
(Unaudited)

	Three Months Ended
	2014	2013
Revenues:
Systems sales	$339,205	$324,646
Professional services	608,951	919,351
Maintenance and support	4,171,812	3,380,600
Software as a service	1,831,202	1,848,741
Total revenues	6,951,170	6,473,338
Operating expenses:
Cost of systems sales	835,468	638,597
Cost of professional services	986,425	974,462
Cost of maintenance and support	960,186	984,588
Cost of software as a service	771,579	579,080
Selling, general and administrative	4,640,456	3,580,867
Research and development	2,350,443	1,097,010
Total operating expenses	10,544,557	7,854,604
Operating loss	(3,593,387)	(1,381,266)
Other income (expense):
Interest expense	(169,478)	(566,565)
Miscellaneous income (expense)	1,092,771	(742,265)
Loss before income taxes	(2,670,094)	(2,690,096)
Income tax expense	(1,145)	(19,750)
Net loss	(2,671,239)	(2,709,846)
Less: deemed dividends on Series A Preferred Shares	(229,766)	(341,637)
Net loss attributable to common shareholders	$(2,901,005)	$(3,051,483)
Basic net loss per common share	$(0.16)	$(0.24)
Number of shares used in basic per common share computation	18,146,232	12,534,474
Diluted net loss per common share	$(0.16)	$(0.24)
Number of shares used in diluted per common share computation	18,146,232	12,534,474

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENDSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Three Months Ended April 30,
(Unaudited)

	Three Months Ended
	2014	2013
Net loss	(2,671,239)	$(2,709,846)
Other comprehensive loss, net of tax:
Fair value of interest rate swap liability	(21,714)	—
Comprehensive loss	$(2,692,953)	$(2,709,846)

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended April 30,
(Unaudited)

	Three Months Ended
	2014	2013
Operating activities:
Net loss	$(2,671,239)	$(2,709,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	150,660	171,443
Amortization of capitalized software development costs	916,868	694,689
Amortization of intangible assets	358,879	314,488
Amortization of other deferred costs	38,838	82,814
Valuation adjustment for warrants liability	(1,138,021)	645,354
Share-based compensation expense	442,876	467,401
Other valuation adjustments	38,200	—
Changes in assets and liabilities, net of assets acquired:
Accounts and contract receivables	528,680	38,880
Other assets	(927,325)	(414,056)
Accounts payable	(142,824)	(768,793)
Accrued expenses	(378,084)	(632,741)
Deferred revenues	(1,161,803)	(598,984)
Net cash used in operating activities	(3,944,295)	(2,709,351)
Investing activities:
Purchases of property and equipment	(592,498)	(78,516)
Capitalization of software development costs	(193,379)	(460,177)
Payment for acquisition, net of cash received	(5,890,402)	—
Net cash used in investing activities	(6,676,279)	(538,693)
Financing activities:
Principal repayments on term loan	(202,380)	(312,501)
Principal payments on capital lease obligation	(23,985)	—
Payment of deferred financing costs	(112,800)	—
Proceeds from exercise of stock options and stock purchase plan	592	61,512
Net cash used in financing activities	(338,573)	(250,989)
Decrease in cash and cash equivalents	(10,959,147)	(3,499,033)
Cash and cash equivalents at beginning of period	17,924,886	7,500,256
Cash and cash equivalents at end of period	$6,965,739	$4,001,223

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, “our”, or the “Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the fiscal year 2013 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report on Form 10-K when reviewing interim financial results.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of our long-term debt approximates fair value since the interest rates being paid on the amounts approximate the market interest rate. Long-term debt and the interest rate swap are classified as Level 2. The initial fair value of contingent consideration for earn-out, royalty liability, and warrants liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. We used a binomial model and the Black-Scholes option pricing model to estimate the fair value of the contingent consideration for earn-out and warrants liability, respectively. The fair value of the royalty liability is determined based on the probability-weighted revenue scenarios for the Clinical Looking Glass® solution licensed from Montefiore Medical Center (discussed below). The contingent consideration for royalty liability and warrants liability are classified as Level 3.
Revenue Recognition
We derive revenue from the sale of internally-developed software either by licensing or by software as a service (“SaaS”), through the direct sales force or through third-party resellers. Licensed, locally-installed clients utilize our support and maintenance services for a separate fee, whereas SaaS fees include support and maintenance. We also derive revenue from professional services that support the implementation, configuration, training, and optimization of the applications. Additional revenues are also derived from reselling third-party software and hardware components.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize revenue in accordance with Accounting Standards Codification (ASC) 985-605, Software-Revenue Recognition, and ASC 605-25, Revenue Recognition — Multiple-element arrangements. We commence revenue recognition when the following criteria all have been met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The arrangement fees are fixed or determinable, and

•	Collection is considered probable.
If we determine that any of the above criteria have not been met, we will defer recognition of the revenue until all the criteria have been met. Maintenance and support and SaaS agreements entered into are generally non-cancelable, or contain significant penalties for early cancellation, although clients typically have the right to terminate their contracts for cause if we fail to perform material obligations. However, if non-standard acceptance periods or non-standard performance criteria, cancellation or right of refund terms are required, revenue is recognized upon the satisfaction of such criteria, as applicable.
Revenues from resellers are recognized gross of royalty payments to resellers.
Multiple Element Arrangements
We follow the accounting revenue guidance under Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.
Terms used in evaluation are as follows:

•	VSOE — the price at which an element is sold as a separate stand-alone transaction

•	TPE — the price of an element, charged by another company that is largely interchangeable in any particular transaction

•	ESP — our best estimate of the selling price of an element of the transaction
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
We have a defined pricing methodology for all elements of the arrangement and proper review of pricing to ensure adherence to our policies. Pricing decisions include cross-functional teams of senior management, which uses market conditions, expected contribution margin, size of the client’s organization, and pricing history for similar solutions when establishing the selling price.
Software as a Service
We use ESP to determine the value for a software as a service arrangement as we cannot establish VSOE and TPE is not a practical alternative due to differences in functionality from our competitors. Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution and include calculating the equivalent value of maintenance and support on a present value basis over the term of the initial agreement period. Typically revenue recognition commences upon client go live on the system and is recognized ratably over the contract term. The software portion of SaaS for Health Information Management (“HIM”) products does not need material modification to achieve its contracted function. The software portion of SaaS for our Patient Financial Services (“PFS”) products require material customization and setup processes to achieve their contracted function.
System Sales
We use the residual method to determine fair value for proprietary software licenses sold in a multi-element arrangement. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to the proprietary software license fees.
Typically pricing decisions for proprietary software rely on the relative size and complexity of the client purchasing the solution. Third-party components are resold at prices based on a cost-plus margin analysis. The proprietary software and third-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

party components do not need any significant modification to achieve their intended use. When these revenues meet all criteria for revenue recognition and are determined to be separate units of accounting, revenue is recognized. Typically this is upon shipment of components or electronic download of software. Proprietary licenses are perpetual in nature, and license fees do not include rights to version upgrades, fixes or service packs.
Maintenance and Support Services
The maintenance and support components are not essential to the functionality of the software, and clients renew maintenance contracts separately from software purchases at renewal rates materially similar to the initial rate charged for maintenance on the initial purchase of software. We use VSOE of fair value to determine fair value of maintenance and support services. Rates are set based on market rates for these types of services, and our rates are comparable to rates charged by our competitors, which are based on the knowledge of the marketplace by senior management. Generally, maintenance and support is calculated as a percentage of the list price of the proprietary license being purchased by a client. Clients have the option of purchasing additional annual maintenance service renewals each year for which rates are not materially different from the initial rate but typically include a nominal rate increase based on the consumer price index. Annual maintenance and support agreements entitle clients to technology support, upgrades, bug fixes and service packs.
Term Licenses
We cannot establish VSOE fair value of the undelivered element in term license arrangements.  However, as the only undelivered element is post-contract customer support, the entire fee is recognized ratably over the contract term.  Typically revenue recognition commences once the client goes live on the system.  Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution. The software portion of our Collabra™ products generally do not require material modification to achieve their contracted function.
Professional Services
Professional services components that are not essential to the functionality of the software, from time to time, are sold separately by us. Similar services are sold by other vendors, and clients can elect to perform similar services in-house. When professional services revenues are a separate unit of accounting, revenues are recognized as the services are performed.
Professional services components that are essential to the functionality of the software and are not considered a separate unit of accounting are recognized in revenue ratably over the life of the client, which approximates the duration of the initial contract term. We defer the associated direct costs for salaries and benefits expense for professional services contracts. As of April 30, 2014 and January 31, 2014, we had deferred costs of $599,000 and $441,000, respectively. These deferred costs will be amortized over the identical term as the associated SaaS revenues. Amortization expense of these costs was $27,000 and $45,000 for the three months ended April 30, 2014 and 2013, respectively.
We use VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. We typically sell professional services on a fixed-fee basis. We monitor projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.
Severances
From time to time, we enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. For the three months ended April 30, 2014 and 2013, we incurred $451,000 and $383,000 in severance expenses, respectively. At April 30, 2014 and January 31, 2014, we had accrued severances of $393,000 and zero, respectively.
Equity Awards
We account for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. We incurred total compensation expense related to stock-based awards of $443,000 and $467,000 for the three months ended April 30, 2014 and 2013, respectively.
The fair value of the stock options granted have been estimated at the date of grant using a Black-Scholes option pricing model. The option pricing model inputs such as expected term, expected volatility, and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical data (such as, volatility factor, expected term, and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We issue restricted stock awards in the form of our common stock. The fair value of these awards is based on the market close price per share on the day of grant. We expense the compensation cost of these awards as the restriction period lapses, which is typically a one-year service period to the Company.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for tax credit and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. We establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.
We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. We believe we have appropriately accounted for any uncertain tax positions.
Net Earnings (Loss) Per Common Share
We present basic and diluted earnings per share (“EPS”) data for our common stock. Basic EPS is calculated by dividing the net income (loss) attributable to stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to stockholders and the weighted average number of shares of common stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, unvested restricted stocks, warrants and convertible preferred stock. Potential common stock equivalents that have been issued by us related to outstanding stock options, unvested restricted stock and warrants are determined using the treasury stock method, while potential common shares related to Series A Convertible Preferred Stock are determined using the “if converted” method.

Our unvested restricted stock awards and Series A Convertible Preferred stock are considered participating securities under ASC 260, Earnings Per Share, which means the security may participate in undistributed earnings with common stock. Our unvested restricted stock awards are considered participating securities because they entitle holders to non-forfeitable rights to dividends or dividend equivalents during the vesting term. The holders of the Series A Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends, other than dividends in the form of common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stock holders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Diluted EPS for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

In accordance with ASC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses. For the three months ended April 30, 2014 and 2013, the unvested restricted stock awards and the Series A Preferred Stock were not deemed to be participating since there was a net loss from operations. As of April 30, 2014, there were 2,949,995 shares of preferred stock outstanding, each share is convertible into one share of our common stock. For the three months ended April 30, 2014 and 2013, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in diluted EPS and therefore, was not included in the calculation. As of April 30, 2014 and 2013, there were 29,698 and 137,327, respectively, unvested restricted shares of common stock outstanding that were excluded from the calculation as their effect would have been antidilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the calculation of the basic and diluted net earnings (loss) per share of common stock:

	Three Months Ended
	April 30, 2014	April 30, 2013
Net loss	$(2,671,239)	$(2,709,846)
Less: deemed dividends on Series A Preferred Stock	(229,766)	(341,637)
Net loss attributable to common shareholders	$(2,901,005)	$(3,051,483)
Weighted average shares outstanding used in basic per common share computations	18,146,232	12,534,474
Stock options and restricted stock	—	—
Number of shares used in diluted per common share computation	18,146,232	12,534,474
Basic net loss per share of common stock	$(0.16)	$(0.24)
Diluted net loss per share of common stock	$(0.16)	$(0.24)
Diluted net loss per share excludes the effect of 2,605,552 and 2,643,742 outstanding stock options for the three months ended April 30, 2014 and 2013, respectively. The inclusion of these shares would be anti-dilutive. For the three months ended April 30, 2014 and 2013, the outstanding common stock warrants of 1,400,000 would have an anti-dilutive effect if included in diluted net loss per share and therefore were not included in the calculation.
Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective and will be applied for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The guidance is to be applied using one of two retrospective application methods. We are currently evaluating the impact of the adoption of this accounting standard update on our internal processes, operating results, and financial reporting. The impact is currently not known or reasonably estimable.

NOTE 3 — ACQUISITIONS AND STRATEGIC AGREEMENTS
On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”).  In addition, Montefiore assigned to us the existing license agreement with a customer using CLG.  As consideration under the Royalty Agreement, Streamline paid Montefiore a one-time initial base royalty fee of $3,000,000, and we are obligated to pay on-going quarterly royalty amounts related to future sublicensing of CLG by Streamline.  Additionally, Streamline has committed that Montefiore will receive at least an additional $3,000,000 of on-going royalty payments within the first six and one-half years of the license term.
The Montefiore agreements were accounted for as a business combination with the purchase price representing the $3,000,000 initial base royalty fee, plus the present value of the $3,000,000 on-going royalty payment commitment. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance at October 25, 2013
Assets purchased:
License agreement	$4,431,000
Existing customer relationship	408,000
Covenant not to compete	129,000
Working capital	124,000
Other assets	25,000
Goodwill (1)	108,000
Total assets purchased	$5,225,000
Consideration:
Cash paid	3,000,000
Future royalty commitment	2,225,000
Total consideration	$5,225,000
 _______________

(1)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired, which is not deductible for tax purposes.
On February 3, 2014, we completed the acquisition of Unibased Systems Architecture, Inc. (“Unibased”), a provider of patient access solutions, including enterprise scheduling and surgery management software, for healthcare organizations throughout the United States, pursuant to an Agreement and Plan of Merger dated January 16, 2014 (the “Merger Agreement”) for a total purchase price of $6,500,000, subject to net working capital and other customary adjustments.  A portion of the total purchase price was withheld in escrow as described in the Merger Agreement for certain transaction and indemnification expenses.
Pursuant to the Merger Agreement, we acquired all of the issued and outstanding common stock of Unibased, and Unibased became a wholly-owned subsidiary of Streamline.  Under the terms of the Merger Agreement, Unibased stockholders received cash for each share of Unibased common stock held. The preliminary purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

Balance at February 3, 2014
Assets purchased:
Cash	$59,000
Accounts receivable	487,000
Other assets	90,000
Deferred income taxes	1,332,000
Internally-developed software	2,017,000
Client relationships	647,000
Trade name	26,000
Goodwill (1)	2,656,000
Total assets purchased	7,314,000
Liabilities assumed:
Accounts payable and accrued liabilities	356,000
Deferred revenue obligation, net	840,000
Net assets acquired	$6,118,000
Cash paid	$6,118,000
_______________

(1)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired, which is not deductible for tax purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — LEASES
We rent office and data center space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2022. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows:

	Facilities	Equipment	Fiscal Year Totals
2014 (nine months remaining)	$516,000	$6,000	$522,000
2015	1,030,000	2,000	1,032,000
2016	969,000	2,000	971,000
2017	1,007,000	—	1,007,000
2018	1,039,000	—	1,039,000
Thereafter	2,435,000	—	2,435,000
Total	$6,996,000	$10,000	$7,006,000

Rent and leasing expense for facilities and equipment was $378,000 and $236,000 for the three months ended April 30, 2014 and 2013, respectively.

The Company has a capital lease to finance office equipment purchases. The balance of fixed assets is $272,000 and  $261,000 as of April 30, 2014 and January 31, 2014, respectively, and the balance of accumulated depreciation is $101,000 and $76,000 for the respective periods. The amortization expense of leased assets is included in depreciation expense.

NOTE 5 — DEBT
Term Loan and Line of Credit

On August 16, 2012, we amended the subordinated term loan and line of credit agreements with Fifth Third Bank, whereby Fifth Third Bank provided us with a $5,000,000 revolving line of credit, a $5,000,000 senior term loan and a $9,000,000 subordinated term loan, a portion of which was used to refinance the previously outstanding $4,120,000 subordinated term loan. Additionally, as part of the refinancing in August 2012, we mutually agreed to settle the success fee included in the previous subordinated term loan for $700,000. The difference between the $233,000 success fee accrued through the date of the amendment and the amount paid was recorded to deferred financing costs and is being amortized over the term of the amended loan. We paid a commitment fee in connection with the senior term loan of $75,000, which is included in deferred financing costs.

We were required to pay a success fee in accordance with the amended subordinated term loan, which has been recorded in interest expense as accrued over the term of the loan. The success fee was on the date the entire principal balance of the loan became due. The success fee of $1,124,000 was paid when the subordinated term loan was paid in full (see below).

Effective December 13, 2013, we amended and restated the senior credit agreement and amended the subordinated credit agreement to increase the senior term loan to $8,500,000, extend the maturity of the senior term loan and the revolving line of credit to December 1, 2018 and December 1, 2015, respectively, reduce the interest rates and revise the financial covenants. Simultaneously, the subordinated term loan, which was scheduled to mature on August 16, 2014, was paid in full. The loans are secured by substantially all of our assets. The senior term loan principal balance is payable in monthly installments of $101,000 commencing in January 2014, and will continue through the maturity date, with the full remaining unpaid principal balance due at maturity. Borrowings under the senior term loan bear interest at a rate of LIBOR plus 4.75%. However, after the impact of our interest rate swap, the interest rate is fixed at 6.42%. Accrued and unpaid interest on the senior and subordinated term loans is due monthly through maturity. Borrowings under the revolving loan bear interest at a rate equal to LIBOR plus 3.50%. A commitment fee of 0.40% is incurred on the unused revolving line of credit balance, and is payable monthly. As of April 30, 2014, we had no outstanding borrowings under the line of credit and had accrued $3,000 in unused balance commitment fees. We paid $116,000 in closing fees in connection with the new senior term loan that have been recorded as a debt discount and are being amortized to interest expense over the term of the loan using the effective interest method.

The significant covenants as set forth in the term loans and line of credit were as follows: (i) maintain minimum liquidity of $4,000,000 as of April 30, 2014 and monthly thereafter; (ii) maintain a fixed charge coverage ratio for the fiscal quarter ending July 31, 2014 (excluding the April 30, 2014 fiscal quarter) and each fiscal quarter thereafter of not less than 1.10:1 calculated quarterly on a trailing four quarter basis thereafter; (iii) on a consolidated basis, maintain ratio of senior funded debt

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to adjusted EBITDA as of the end of any fiscal quarter less than 2.50:1, calculated quarterly on a trailing four fiscal quarter basis beginning July 31, 2014 (excluding the April 30, 2014 fiscal quarter). The Company is prohibited from paying dividends on common and preferred stock. The Company was in compliance with the applicable loan covenants at April 30, 2014.

Outstanding principal balances on debt consisted of the following at:

	April 30, 2014	January 31, 2014
Senior term loan (1)	$8,095,000	$8,298,000
Note payable	900,000	900,000
Capital lease	213,000	227,000
Total	9,208,000	9,425,000
Less: Current portion	1,627,000	1,620,000
Non-current portion of debt	$7,581,000	$7,805,000
 _______________

(1)
Amount represents total principal due, therefore, it is not reduced by the debt discount of $216,000 and $112,000 as of April 30, 2014 and January 31, 2014, respectively. In the condensed consolidated balance sheets, the term loan is presented net of this discount.

Future principal repayments of debt consisted of the following at April 30, 2014:

	Senior Term Loan	Note Payable	Capital Lease (1)	Total
2014	$1,012,000	$300,000	$131,000	$1,443,000
2015	1,214,000	300,000	107,000	1,621,000
2016	1,214,000	300,000	—	1,514,000
2017	1,214,000	—	—	1,214,000
2018 and thereafter	3,441,000	—	—	3,441,000
Total repayments	$8,095,000	$900,000	$238,000	$9,233,000
 _______________

(1)	Future minimum lease payments include principal plus interest.

Note Payable

In November 2013, as part of the settlement of the earn-out consideration in connection with the Interpoint acquisition, we issued an unsecured, subordinated three-year note in the amount of $900,000 that matures on November 1, 2016 and accrues interest on the unpaid principal amount actually outstanding at a per annum rate equal to 8%. The promissory note has annual principal payments of $300,000 due on November 1, 2014, 2015 and 2016.

NOTE 6 — CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock
At April 30, 2014, we had 2,949,995 shares of Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) outstanding. Each share of the Preferred Stock is convertible into one share of the Company's common stock. The Preferred Stock does not pay a dividend, however, the holders are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the ten day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the 60 day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At any time following August 31, 2016, each share of Preferred Stock is redeemable at the option of the holder for an amount equal to the initial issuance price of $3.00 (adjusted to reflect stock splits, stock dividends or similar events) plus any accrued and unpaid dividends thereon. The Preferred Stock are classified as temporary equity as the securities are redeemable solely at the option of the holder.

NOTE 7 — INCOME TAXES
Income tax expense consists of federal, state and local tax provisions. For the three months ended April 30, 2014 and 2013, we recorded federal tax expense of zero and $11,000, respectively. For the three months ended April 30, 2014 and 2013, we recorded state and local tax expense of $1,000 and $9,000, respectively.

NOTE 8 — SUBSEQUENT EVENTS

On May 7, 2014, we signed a definitive agreement to acquire substantially all of the assets of CentraMed, Inc. CentraMed provides healthcare enterprises with cost and spend management solutions in a software as a service model.  The definitive agreement provides that at closing we will pay $4.8 million in cash for such assets.  The transaction is subject to certain closing conditions; if those conditions are met, the transaction would close as early as the second quarter of fiscal 2014.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In addition to historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements relating to plans, strategies, expectations, intentions, etc. of Streamline Health Solutions, Inc. (“we”, “us”, “our”, or the “Company”) and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are no guarantee of future performance and are subject to certain risks and uncertainties that are difficult to predict, and actual results could differ materially from those reflected in the forward-looking statements. These risks and uncertainties include, but are not limited to, the timing of contract negotiations and execution of contracts and the related timing of the revenue recognition related thereto, the potential cancellation of existing contracts or clients not completing projects included in the backlog, the impact of competitive solutions and pricing, solution demand and market acceptance, new solution development, key strategic alliances with vendors that resell our solutions, our ability to control costs, availability of solutions from third-party vendors, the healthcare regulatory environment, potential changes in legislation, regulation and government funding affecting the healthcare industry, healthcare information systems budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results, effects of critical accounting policies and judgments, changes in accounting policies or procedures as may be required by the Financial Accountings Standards Board or other similar entities, changes in economic, business and market conditions impacting the healthcare industry generally and the markets in which we operate and nationally, and our ability to maintain compliance with the terms of our credit facilities, and other risk factors that might cause such differences including those discussed herein, including, but not limited to, discussions in the sections entitled Part I, “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by law. Readers should carefully review the risk factors described in Part II, Item 1A herein and in other documents we file from time to time with the Securities and Exchange Commission, including the annual report on Form 10-K, quarterly reports on Form 10-Q and any current reports on Form 8-K.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Proprietary software and term licenses — Proprietary software revenues recognized for the three months ended April 30, 2014 increased by $29,000, or 37%, over the prior comparable period. This increase is attributable to sales in our Collabra suite of solutions.
Hardware and third-party software — Revenues from hardware and third-party software sales for the three months ended April 30, 2014 were $7,000, a decrease of $13,000, or 65%, over the prior comparable period. Fluctuations from period to period are a function of client demand.
Professional services — Revenues from professional services for the three months ended April 30, 2014 were $609,000, a decrease of $310,000, or 34%, from the prior comparable period. This decrease is primarily attributable to the nature of recognizing professional services revenues once certain milestones are met, which can cause fluctuations from period to period.
Maintenance and support — Revenues from maintenance and support for the three months ended April 30, 2014 were $4,172,000, an increase of $791,000, or 23%, from the prior comparable period. This increase resulted from prior fiscal year additions to our Collabra client base, as well as from $196,000 resulting from CLG, acquired in October 2013, and $385,000 resulting from Unibased, acquired in February 2014. Typically, maintenance renewals include a price increase based on the prevailing consumer price index.
Software as a Service (SaaS) — Revenues from SaaS for the three months ended April 30, 2014 were $1,831,000, a decrease of $18,000, or 1%, from the prior comparable period. This decrease resulted from the expiration of certain customer agreements, offset by the start of revenue recognition for a client that went live during the period.

Cost of Sales

	Three Months Ended
(in thousands):	April 30, 2014	April 30, 2013	Change	% Change
Cost of systems sales	$835	$639	$196	31%
Cost of professional services	986	974	12	1%
Cost of maintenance and support	960	985	(25)	(3)%
Cost of software as a service	772	579	193	33%
Total cost of sales	$3,553	$3,177	$376	12%
The increase in cost of sales for the three months ended April 30, 2014 from the comparable prior period is primarily the result of incremental operational costs incurred for the acquired Unibased operations as well as the amortization of the internally-developed software acquired as part of the Unibased acquisition.
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
The cost of professional services includes compensation and benefits for personnel and related expenses. The increase in expense is primarily due to incremental operational costs associated with the acquired Unibased operations, as well as increases in staffing for our OpportunityAnyWare™ services line.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The decrease in expense is primarily due to a decrease in the number of employees in the support function.
The cost of software as a service is relatively fixed, subject to inflation for the goods and services it requires. The increase is related to incremental data center costs that were incurred in the three months ended April 30, 2014 that had no comparable expense for the prior comparable period.
Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	April 30, 2014	April 30, 2013	Change	% Change
General and administrative expenses	$3,582	$2,843	$739	26%
Sales and marketing expenses	1,058	738	320	43%
Total selling, general, and administrative	$4,640	$3,581	$1,059	30%
General and administrative expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The increase over the prior year is primarily due professional service fees incurred, as well as to the incremental increase for general and administrative expenses associated with the acquired Unibased operations. Amortization of intangible assets added incremental expense to the three months ended April 30, 2014 due to the amortization of assets acquired as part of the acquisition of CLG and Unibased. We recognized $359,000 in amortization expense for the three months ended April 30, 2014 for acquired intangible assets as compared to $314,000 in the prior comparable period. We also incurred increased expense due to audit and other professional services.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses. The increase in sales and marketing expense reflects an increase in costs associated with increased trade show activity and other marketing programs.
Product Research and Development

	Three Months Ended
(in thousands):	April 30, 2014	April 30, 2013	Change	% Change
Research and development expense	$2,350	$1,097	$1,253	114%
Plus: Capitalized research and development cost	193	460	(267)	(58)%
Total research and development cost	$2,543	$1,557	$986	63%

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Research and development expense increased due to incremental development staffing from the acquired CLG and Unibased business. During the current period, our development efforts shifted to solutions involving development costs that are not capitalized due to rapid release cycles. Research and development expenses for the three months ended April 30, 2014 and 2013, as a percentage of revenues, were 34% and 17%, respectively.

Other Income (Expense)

Interest expense for the three months ended April 30, 2014 and 2013 was $169,000 and $567,000, respectively. Interest expense consists of interest and commitment fees on the line of credit, interest (including accruals for success fees) on the term loans entered into in conjunction with the Interpoint and Meta acquisitions, interest on the 2013 note payable, and is inclusive of deferred financing cost amortization expense. Interest expense decreased for the three months ended April 30, 2014 over the prior comparable period due to the payoff of the subordinated term loan in January 2014. We also recorded a valuation adjustment to our warrants liability of $(1,138,000) and $645,000 as miscellaneous (income) expense for the three months ended April 30, 2014 and 2013, respectively, using assumptions made by management to adjust to the current fair market value of the warrants at the end of each fiscal period.
Provision for Income Taxes
We recorded tax expense of $1,000 and $20,000, respectively, for the three months ended April 30, 2014 and 2013, which is comprised of estimated federal, state and local tax provisions.
Backlog

	April 30, 2014	April 30, 2013
Company proprietary software	$2,006,000	$3,304,000
Hardware and third-party software	54,000	77,000
Professional services	6,948,000	8,040,000
Maintenance and support	27,114,000	23,017,000
Software as a service	26,808,000	18,607,000
Total	$62,930,000	$53,045,000
At April 30, 2014, we had master agreements and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed which, if fully performed, would generate future revenues of $62,930,000 compared with $53,045,000 at April 30, 2013.
Our proprietary software backlog consists primarily of signed agreements to purchase software licenses and term licenses.
Third-party hardware and software consists of signed agreements to purchase third-party hardware or third-party software licenses that have not been delivered to the client. These are products that we resell as components of the solution a client purchases. The decrease in backlog is primarily due to a reduction in the volume of third-party sales as opposed to the prior comparable period. These items are expected to be delivered in the next twelve months as implementations commence.
Professional services backlog consists of signed contracts for services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The decrease in professional services backlog results from the recognition of milestones that had been delayed for long periods of time.
Maintenance and support backlog consists of maintenance agreements for licenses of our proprietary software and third-party hardware and software with clients and remarketing partners for which either an agreement has been signed or a purchase order under a master agreement has been received. We include in backlog the signed agreements through their respective renewal dates. Typical maintenance contracts are for a one year term and are renewed annually. Clients typically prepay maintenance and support which is billed 30-60 days prior to the beginning of the maintenance period. Maintenance and support backlog at April 30, 2014 was $27,114,000 as compared to $23,017,000 at April 30, 2013. A significant portion of this increase is due to backlog added by Unibased maintenance contracts. Additionally, several clients signed multi-year renewals during the current period.
At April 30, 2014, we had entered into SaaS agreements that are expected to generate revenues of $26,808,000 through their respective renewal dates in fiscal years 2014 through 2019. Typical SaaS terms are one to seven years in length. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client, and ultimately the official go-live on the system. Therefore, it is difficult for us to accurately predict the revenue it expects to achieve in any particular period.
All of our master agreements are generally non-cancelable but provide that the client may terminate its agreement upon a material breach by us, or may delay certain aspects of the installation. There can be no assurance that a client will not cancel all or any portion of a master agreement or delay portions of the agreement. A termination or delay in one or more phases of an agreement, or our inability to obtain additional agreements, could have a material adverse effect on our financial condition, and results of operations.

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

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share
We define: (i) EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation, amortization, stock-based compensation expense, and transaction expenses and other expenses that do not relate to our core operations; (iii) Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net revenue; and (iv) Adjusted EBITDA per diluted share as Adjusted EBITDA divided by adjusted diluted shares outstanding. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the board and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure (primarily interest charges), asset base (primarily depreciation and amortization), items outside the control of the management team (taxes), and expenses that do not relate to our core operations including: transaction-related expenses (such as professional and advisory services), corporate restructuring expenses (such as severances), and other operating costs that are expected to be non-recurring. Adjusted EBITDA removes the impact of share-based compensation expense, which is another non-cash item. Adjusted EBITDA per diluted share includes incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position.
The board of directors and management also use these measures as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and (ii) as a performance evaluation metric in determining achievement of certain executive and associate incentive compensation programs.
Our lender uses Adjusted EBITDA to assess our operating performance. The lender under our credit agreements requires delivery of compliance reports certifying compliance with financial covenants certain of which are based on an adjusted EBITDA measurement that is the same as the Adjusted EBITDA measurement reviewed by our management and board of directors.
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
The following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net earnings (loss), a comparable GAAP-based measure, as well as earnings (loss) per diluted share to Adjusted EBITDA per diluted share. All of the items included in the reconciliation from net earnings (loss) to EBITDA to Adjusted EBITDA and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.
The following table reconciles net earnings (loss) to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share for the three months ended April 30, 2014 and 2013 (amounts in thousands, except per share data):

	Three Months Ended
Adjusted EBITDA Reconciliation	April 30, 2014	April 30, 2013
Net loss	$(2,671)	$(2,710)
Interest expense	169	567
Income tax expense	1	20
Depreciation	151	171
Amortization of capitalized software development costs	917	695
Amortization of intangible assets	359	314
Amortization of other costs	27	10
EBITDA	(1,047)	(933)
Share-based compensation expense	443	467
Associate severances and other costs relating to transactions or corporate restructuring	451	383
Non-cash valuation adjustments to assets and liabilities	(1,100)	645
Transaction related professional fees, advisory fees, and other internal direct costs	164	74
Other non-recurring operating expenses	574	49
Adjusted EBITDA	$(515)	$685
Adjusted EBITDA margin(1)	(7)%	11%

Earnings (loss) per share — diluted	$(0.16)	$(0.24)
Adjusted EBITDA per adjusted diluted share (2)	$(0.03)	$0.04
Diluted weighted average shares	18,146,232	12,534,474
Includable incremental shares — adjusted EBITDA(3)	—	5,213,514
Adjusted diluted shares	18,146,232	17,747,988
_______________

(1)	Adjusted EBITDA as a percentage of GAAP revenues.

(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

(3)
The number of incremental shares that would be dilutive under profit assumption, only applicable under a GAAP net loss. If GAAP profit is earned in the current period, no additional incremental shares are assumed.

Application of Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.
Liquidity and Capital Resources
Our liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development, capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. Our primary cash requirements include regular payment of payroll and other business expenses, interest payments on debt, and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded by cash generated by operations and borrowings under credit facilities. We believe that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash and cash equivalents balances at April 30, 2014 and January 31, 2014 were $6,966,000 and $17,925,000, respectively. The decrease in cash was primarily the result of the Unibased acquisition. As of April 30, 2014, we had $11,682,000 in accounts receivable, of which $2,427,000 is in deferred revenue and therefore is not reflected on the balance sheet. We believe that with the collections of outstanding accounts receivable, we will maintain liquidity of $4,000,000 as required by our debt covenants. Continued expansion may require us to take on additional debt, or raise capital through issuance of equities, or a combination of both. There can be no assurance we will be able to raise the capital required to fund further expansion.
Significant cash obligations

(in thousands)	As of April 30, 2014	As of January 31, 2014
Term loans (1)	$8,095	$8,298
Note payable (1)	900	900
Capital leases (1)	213	227
Royalty liability (2)	2,302	2,264
_______________

(1)	Reference “Note 5 – Debt” in the Notes to the Condensed Consolidated Financial Statements for additional information.

(2)	Reference “Note 3 – Acquisitions and Strategic Agreements” in the Notes to the Condensed Consolidated Financial Statements for additional information.

Operating cash flow activities

(in thousands)	Three Months Ended
	April 30, 2014	April 30, 2013
Net loss	$(2,671)	$(2,710)
Non-cash adjustments to net loss	808	2,376
Cash impact of changes in assets and liabilities	(2,081)	(2,375)
Operating cash flow	$(3,944)	$(2,709)

The increase in net cash used in operating activities is primarily due to an increase in profitability, offset by lower non-cash valuation adjustments. Additional non-cash adjustments include amortization expense from capitalized software development costs and intangible assets, warrant liability mark-to-market charges and an increased share-based compensation expense.
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
Investing cash flow activities

(in thousands)	Three Months Ended
	April 30, 2014	April 30, 2013
Purchases of property and equipment	$(592)	$(79)
Capitalized software development costs	(193)	(460)
Payments for acquisitions	(5,891)	—
Investing cash flow	$(6,676)	$(539)
The increase in cash used for investing activities is primarily a result of the cash expended to acquire the Unibased business, as well as, asset purchases related to the expansion of our Atlanta office, partially offset by lower internal software development costs being eligible for capitalization. Many of the programs related to capitalized software development continue to have significant value to our current solutions and those under development, as the concepts, ideas, and software code, are readily transferable and are incorporated into new solutions.
Financing cash flow activities

(in thousands)	Three Months Ended
	April 30, 2014	April 30, 2013
Principal repayments on term loan	$(202)	$(313)
Principal payments on capital lease obligation	(24)	—
Payment of deferred financing costs	(113)	—
Proceeds from the exercise of stock options and stock purchase plans	—	62
Financing cash flow	$(339)	$(251)
The increase in cash used in financing activities was primarily the result of an absence of stock option exercises and the payment of deferred financing costs.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We had cash and cash equivalents totaling $6,966,000 as of April 30, 2014. The cash and cash equivalents are held for working capital purposes in deposit accounts. We do not enter into investments for trading or speculative purposes. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historical low levels of interest being earned on short-term fixed-rate cash operating accounts.
Our senior credit facility as of April 30, 2014 consisted of a $8,095,000 outstanding senior term loan and a $5,000,000 revolving line of credit with no amount outstanding. Interest on the senior term loan is payable monthly at LIBOR plus 4.75%. Our exposure to interest rate risk under the senior credit facility depends on the extent to which we utilize the facility. To reduce our exposure to rising interest rates, we entered into an interest rate swap for outstanding principal balance of the senior term loan. The interest rate swap effectively fixes the LIBOR rate at a fixed rate of 1.67%. As such, a hypothetical change of 1% from prevailing interest rates as of April 30, 2014 would not have an effect on our interest expense.
Foreign Currency Exchange Risk
To date, we have one client agreement denominated in Canadian dollars and therefore we have limited exposure to foreign currency rate fluctuations related to our revenue. We do not currently engage in foreign currency hedging transactions. A hypothetical change of 10% in foreign currency exchange rates would not have a material effect on our consolidated financial condition or results of operations.

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In light of the material weaknesses noted in our annual report on Form 10-K for the fiscal year ended January 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report on Form 10-Q.

Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
As discussed under Part II, Item 9A of the Company’s Form 10-K for the fiscal year ended January 31, 2014, our management identified certain material weaknesses in our system of internal control over financial reporting in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2014.
Subsequent to April 30, 2014, as part of our efforts to improve our finance and accounting function and to remediate the material weaknesses that existed in our internal control over financial reporting and our disclosure controls and procedures, we developed a remediation plan (the “Remediation Plan”) pursuant to which we have implemented, or plan to implement, a number of measures. The Remediation Plan, among other things, includes the following:
•Staffing: In addition to a realignment of our accounting staff structure and operations, we intend to add a new revenue accounting specialist position to better ensure compliance with our revenue recognition policies.
•Policies and procedures: We engaged a professional services firm to assist us with enhancing our policies and procedures related to revenue recognition, contracting and other areas reflected in the material weaknesses described under Part II, Item 9A of the Company’s Form 10-K for the fiscal year ended January 31, 2014.
•Systems: We are currently implementing a series of incremental software solutions to enhance our documentation in critical areas such as revenue recognition and stock-based compensation.
The Remediation Plan is being implemented by our Chief Financial Officer, with significant involvement from our Chief Executive Officer and Chief Accounting Officer, as well as other key leaders where appropriate.

We believe that actions taken from April 30, 2014 to date have improved the effectiveness of our internal control over financial reporting, but we have not completed all corrective processes and procedures discussed above. We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses, and we will perform any additional necessary procedures, as well as implement any new resources and policies, deemed necessary by management to ensure that our consolidated financial statements continue to be fairly stated in all material respects.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
We are, from time to time, a party to various legal proceedings and claims, which arise, in the ordinary course of business. We are not aware of any legal matters that are expected to have a material adverse effect on our consolidated results of operations or consolidated financial position and cash flows.

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

A significant increase in new SaaS contracts could reduce near term profitability and require a significant cash outlay, which could adversely affect near term cash flow and financial flexibility.
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
In August 2012, we completed a private offering of preferred stock, warrants and convertible notes to a group of investors for gross proceeds of $12 million. In November 2012, the convertible notes converted into shares of preferred stock. The preferred stock is redeemable at the option of the holders thereof anytime after August 31, 2016 if not previously converted into shares of common stock. We may not achieve the thresholds required to trigger automatic conversion of the preferred stock and, alternatively, holders may not voluntarily elect to convert the preferred stock into common stock. The election of the holders of our preferred stock to call for redemption of the preferred stock could subject us to decreased liquidity and other negative impacts on our business, results of operations, and financial condition. For additional information regarding the terms, rights and preferences of the preferred stock and warrants, see Note 15 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2014 and our other SEC filings.

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

In connection with the preparation of the consolidated financial statements for each of our fiscal years, our management conducts a review of our internal control over financial reporting. We are also required to maintain effective disclosure controls and procedures. At January 31, 2014, we identified material weaknesses in our internal controls over financial reporting. These material weaknesses are discussed further within Item 9A “Controls and Procedures” of the Annual Report on Form 10-K for the fiscal year ended January 31, 2014. Management cannot be certain that other deficiencies will not arise in the future or be identified or that we will be able to correct and maintain adequate controls over financial processes and reporting and disclosure controls and procedures in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm operating results, or cause failure to meet reporting obligations in a timely and accurate manner.

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
As of July 21, 2014, we had 2,949,995 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 15 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2014 and our other SEC filings.

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

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: July 24, 2014	By:	/S/ Robert E. Watson
Robert E. Watson Chief Executive Officer
DATE: July 24, 2014	By:	/S/ Nicholas A. Meeks
Nicholas A. Meeks Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1
Amendment No. 1 to Employment Agreement dated March 6, 2014 between Streamline Health Solutions, Inc. and Jack W. Kennedy Jr. (Incorporated by reference from Exhibit 10.14(b) of the Form 10-Q, as filed with the Commission on June 13, 2014.)

10.2
Amended and Restated Employment Agreement among Streamline Health Solutions, Inc., Streamline Health, Inc. and Richard D. Nelli effective February 20, 2014. (Incorporated by reference from Exhibit 10.9 of the Form 10-Q, as filed with the Commission on June 13, 2014.)

10.3
Employment Agreement dated March 6, 2014 by and between Streamline Health Solutions, Inc. and Lois E. Rickard. (Incorporated by reference from Exhibit 10.23 of the Form 10-Q, as filed with the Commission on June 13, 2014.)

10.4
Employment Agreement dated February 3, 2014 by and between Streamline Health Solutions, Inc. and Randolph Salisbury (Incorporated by reference from Exhibit 10.24 of the Form 10-Q, as filed with the Commission on June 13, 2014.)

10.5
Amendment No. 1 and Waiver under Amended and Restated Senior Credit Agreement dated as of April 15, 2014 by and between Streamline Health, Inc. and Fifth Third Bank (Incorporated by reference from Exhibit 10.18 of the Form 10-Q, as filed with the Commission on June 13, 2014.)

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10-Q for the three month period ended April 30, 2014 filed with the SEC on July 24, 2014, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at April 30, 2014 and January 31, 2014, (ii) Condensed Consolidated Statements of Operations for three-month periods ended April 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for three-month periods ended April 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three-month periods ended April 30, 2014 and 2013, and (v) Notes to the Condensed Consolidated Financial Statements.

_______________

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.