Form 10-Q
period 2014-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2014-09-15
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of September 11, 2014: 18,292,972

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2014	January 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,155,774	$17,924,886
Accounts receivable, net of allowance for doubtful accounts of $247,835 and $267,264, respectively	10,583,258	7,999,571
Contract receivables	411,796	1,181,606
Prepaid hardware and third-party software for future delivery	31,155	25,640
Prepaid client maintenance contracts	886,231	909,464
Other prepaid assets	1,849,982	1,407,515
Deferred income taxes	95,498	95,498
Other current assets	91,461	144,049
Total current assets	19,105,155	29,688,229
Non-current assets:
Property and equipment:
Computer equipment	5,207,741	3,769,564
Computer software	2,320,557	2,239,654
Office furniture, fixtures and equipment	1,262,820	889,080
Leasehold improvements	1,216,534	697,570
	10,007,652	7,595,868
Accumulated depreciation and amortization	(6,805,817)	(6,676,824)
Property and equipment, net	3,201,835	919,044
Contract receivables, less current portion	60,974	78,395
Capitalized software development costs, net of accumulated amortization of $9,999,105 and $7,949,352, respectively	10,790,039	10,238,357
Intangible assets, net	12,143,683	12,175,634
Deferred financing costs, net of accumulated amortization of $104,301 and $98,102, respectively	38,699	44,898
Goodwill	15,871,713	11,933,683
Other	926,854	500,634
Total non-current assets	43,033,797	35,890,645
	$62,138,952	$65,578,874
See accompanying notes to condensed consolidated financial statements.

	July 31, 2014	January 31, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,819,803	$1,796,418
Accrued compensation	1,366,920	1,782,599
Accrued other expenses	614,585	554,877
Current portion of long-term debt	1,214,280	1,214,280
Deferred revenues	10,080,860	9,658,232
Current portion of note payable	300,000	300,000
Current portion of capital lease obligation	119,116	105,573
Total current liabilities	16,515,564	15,411,979
Non-current liabilities:
Term loans	6,378,225	6,971,767
Warrants liability	2,893,318	4,117,725
Royalty liability	2,335,941	2,264,000
Swap contract	110,369	111,086
Note payable	600,000	600,000
Lease incentive liability	100,993	74,434
Capital lease obligation	1,124,237	121,089
Deferred revenues, less current portion	194,099	—
Deferred income tax liabilities	825,677	816,079
Total non-current liabilities	14,562,859	15,076,180
Total liabilities	31,078,423	30,488,159
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,849,985 and $8,849,985 redemption value, 4,000,000 shares authorized, 2,949,995 and 2,949,995 shares issued and outstanding, net of unamortized preferred stock discount of $2,767,968 and $3,250,317, respectively	6,082,017	5,599,668
Stockholders’ equity:
Common stock, $.01 par value per share, 25,000,000 shares authorized; 18,189,595 and 18,175,787 shares issued and outstanding, respectively	181,896	181,758
Additional paid in capital	77,415,949	76,983,088
Accumulated deficit	(52,508,964)	(47,562,713)
Accumulated other comprehensive loss	(110,369)	(111,086)
Total stockholders’ equity	24,978,512	29,491,047
	$62,138,952	$65,578,874

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended July 31,
(Unaudited)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Revenues:
Systems sales	$314,085	$2,233,668	$653,291	$2,558,314
Professional services	674,999	1,039,240	1,283,950	1,958,591
Maintenance and support	4,177,165	3,620,446	8,348,977	7,001,046
Software as a service	2,075,823	1,880,007	3,907,025	3,728,748
Total revenues	7,242,072	8,773,361	14,193,243	15,246,699
Operating expenses:
Cost of systems sales	834,324	661,124	1,669,792	1,299,722
Cost of professional services	778,691	1,266,744	1,765,116	2,241,206
Cost of maintenance and support	836,526	795,476	1,796,712	1,780,065
Cost of software as a service	571,464	514,075	1,343,043	1,093,154
Selling, general and administrative	4,054,794	3,408,153	8,695,250	6,989,020
Research and development	2,225,120	1,160,147	4,575,564	2,257,157
Total operating expenses	9,300,919	7,805,719	19,845,477	15,660,324
Operating income (loss)	(2,058,847)	967,642	(5,652,234)	(413,625)
Other income (expense):
Interest expense	(173,539)	(587,808)	(343,017)	(1,154,373)
Miscellaneous income (expense)	(41,481)	(1,064,163)	1,051,290	(1,806,428)
Loss before income taxes	(2,273,867)	(684,329)	(4,943,961)	(3,374,426)
Income tax expense	(1,145)	(143,874)	(2,290)	(163,624)
Net loss	$(2,275,012)	$(828,203)	$(4,946,251)	$(3,538,050)
Less: deemed dividends on Series A Preferred Shares	(252,583)	(15,510)	(482,349)	(357,146)
Net loss attributable to common shareholders	$(2,527,595)	$(843,713)	$(5,428,600)	$(3,895,196)
Basic net loss per common share	$(0.14)	$(0.07)	$(0.30)	$(0.31)
Number of shares used in basic per common share computation	18,174,193	12,861,715	18,160,213	12,698,094
Diluted net loss per common share	$(0.14)	$(0.07)	$(0.30)	$(0.31)
Number of shares used in diluted per common share computation	18,174,193	12,861,715	18,160,213	12,698,094

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENDSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Three and Six Months Ended July 31,
(Unaudited)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Net loss	$(2,275,012)	$(828,203)	$(4,946,251)	$(3,538,050)
Other comprehensive gain, net of tax:
Fair value of interest rate swap liability	22,431	—	717	—
Comprehensive loss	$(2,252,581)	$(828,203)	$(4,945,534)	$(3,538,050)

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 31,
(Unaudited)

	Six Months Ended
	2014	2013
Operating activities:
Net loss	$(4,946,251)	$(3,538,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	360,986	338,039
Amortization of capitalized software development costs	1,830,628	1,396,050
Amortization of intangible assets	704,952	628,977
Amortization of other deferred costs	102,095	186,018
Valuation adjustment for warrants liability	(1,224,407)	1,670,354
Share-based compensation expense	865,142	825,531
Other valuation adjustments	78,970	39,163
Loss on disposal of fixed assets	83,236	—
Provision for accounts receivable	13,692	—
Deferred tax expense	—	133,324
Changes in assets and liabilities, net of assets acquired:
Accounts and contract receivables	(1,264,184)	(2,092,868)
Other assets	(853,586)	(227,263)
Accounts payable	936,731	89,856
Accrued expenses	(781,283)	(1,045,618)
Deferred revenues	(180,110)	229,563
Net cash used in operating activities	(4,273,389)	(1,366,924)
Investing activities:
Purchases of property and equipment	(1,635,952)	(94,240)
Capitalization of software development costs	(351,316)	(797,794)
Payment for acquisition, net of cash received	(5,890,402)	—
Net cash used in investing activities	(7,877,670)	(892,034)
Financing activities:
Principal repayments on term loan	(505,950)	(625,001)
Principal payments on capital lease obligation	(49,509)	—
Payment of deferred financing costs	(112,800)	—
Proceeds from exercise of stock options and stock purchase plan	50,206	739,376
Net cash (used in) provided by financing activities	(618,053)	114,375
Decrease in cash and cash equivalents	(12,769,112)	(2,144,583)
Cash and cash equivalents at beginning of period	17,924,886	7,500,256
Cash and cash equivalents at end of period	$5,155,774	$5,355,673

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, “our”, or the “Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the six months ended July 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015.

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of our long-term debt approximates fair value since the interest rates being paid on the amounts approximate the market interest rate. Long-term debt and the interest rate swap are classified as Level 2. The initial fair value of royalty liability and warrants liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. We used the Black-Scholes option pricing model to estimate the fair value of warrants liability. The fair value of the royalty liability is determined based on the probability-weighted revenue scenarios for the Clinical Looking Glass® solution licensed from Montefiore Medical Center (discussed below). The contingent consideration for royalty liability and warrants liability are classified as Level 3.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize revenue in accordance with Accounting Standards Codification (ASC) 985-605, Software-Revenue Recognition, and ASC 605-25, Revenue Recognition — Multiple-element arrangements. We commence revenue recognition when the following criteria all have been met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The arrangement fees are fixed or determinable, and

•	Collectibility is reasonably assured.
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
Professional services components that are essential to the functionality of the software and are not considered a separate unit of accounting are recognized in revenue ratably over the life of the client, which approximates the duration of the initial contract term. We defer the associated direct costs for salaries and benefits expense for professional services contracts. As of July 31, 2014 and January 31, 2014, we had deferred costs of $473,000 and $441,000, respectively. These deferred costs will be amortized over the identical term as the associated SaaS revenues. Amortization expense of these costs was $71,000 and $28,000 for the six months ended July 31, 2014 and 2013, respectively.
We use VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. We typically sell professional services on a fixed-fee basis. We monitor projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.
Severances
From time to time, we enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. For the three months ended July 31, 2014 and 2013, we incurred $126,000 and $2,000 in severance expenses, respectively, and $576,000 and $385,000 for the six months ended July 31, 2014 and 2013, respectively. At July 31, 2014 and January 31, 2014, we had accrued severances of $399,000 and zero, respectively.
Equity Awards
We account for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. We incurred total compensation expense related to stock-based awards of $422,000 and $358,000 for the three months ended July 31, 2014 and 2013, respectively, and $865,000 and $826,000 for the six months ended July 31, 2014 and 2013, respectively.
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
Net Earnings (Loss) Per Common Share
We present basic and diluted earnings per share (“EPS”) data for our common stock. Basic EPS is calculated by dividing the net income (loss) attributable to common stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common stockholders and the weighted average number of shares of common stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, unvested restricted stock, warrants and convertible preferred stock. Potential common stock equivalents that have been issued by us related to outstanding stock options, unvested restricted stock and warrants are determined using the treasury stock method, while potential common stock issuable upon conversion of Series A Convertible Preferred Stock are determined using the “if converted” method.

Our unvested restricted stock awards and Series A Convertible Preferred Stock are considered participating securities under ASC 260, Earnings Per Share, which means the security may participate in undistributed earnings with common stock. Our unvested restricted stock awards are considered participating securities because they entitle holders to non-forfeitable rights to dividends or dividend equivalents during the vesting term. The holders of the Series A Convertible Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends, other than dividends in the form of common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Diluted EPS for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

In accordance with ASC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses. For the six months ended July 31, 2014 and 2013, the unvested restricted stock awards and the Series A Convertible Preferred Stock were not deemed to be participating since there was a net loss from operations. As of July 31, 2014, there were 2,949,995 shares of preferred stock outstanding, each share is convertible into one share of our common stock. For the six months ended July 31, 2014 and 2013, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in diluted EPS and therefore, was not included in the calculation. As of July 31, 2014 and 2013, there were zero and 29,698, respectively, unvested restricted shares of common stock outstanding that were excluded from the calculation as their effect would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the calculation of the basic and diluted net earnings (loss) per share of common stock:

	Three Months Ended
	July 31, 2014	July 31, 2013
Net loss	$(2,275,012)	$(828,203)
Less: deemed dividends on Series A Preferred Stock	(252,583)	(15,510)
Net loss attributable to common shareholders	$(2,527,595)	$(843,713)
Weighted average shares outstanding used in basic per common share computations	18,174,193	12,861,715
Stock options and restricted stock	—	—
Number of shares used in diluted per common share computation	18,174,193	12,861,715
Basic net loss per share of common stock	$(0.14)	$(0.07)
Diluted net loss per share of common stock	$(0.14)	$(0.07)

	Six Months Ended
	July 31, 2014	July 31, 2013
Net loss	$(4,946,251)	$(3,538,050)
Less: deemed dividends on Series A Preferred Stock	(482,349)	(357,146)
Net loss attributable to common shareholders	$(5,428,600)	$(3,895,196)
Weighted average shares outstanding used in basic per common share computations	18,160,213	12,698,094
Stock options and restricted stock	—	—
Number of shares used in diluted per common share computation	18,160,213	12,698,094
Basic net loss per share of common stock	$(0.30)	$(0.31)
Diluted net loss per share of common stock	$(0.30)	$(0.31)
Diluted net loss per share excludes the effect of 2,507,335 and 2,549,178 outstanding stock options for the three and six months ended July 31, 2014 and 2013, respectively. The inclusion of these shares would be anti-dilutive. For the six months ended July 31, 2014 and 2013, the warrants to purchase 1,400,000 shares of common stock would have an anti-dilutive effect if included in diluted net loss per share and therefore were not included in the calculation.
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
In July 2013, the FASB issued an accounting standard update relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update amends existing GAAP that required in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. We do not expect any impact from this update on our financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The operating results of Unibased are not material for proforma disclosure.

NOTE 4 — LEASES
We rent office and data center space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2022. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows:

	Facilities	Equipment	Fiscal Year Totals
2014 (six months remaining)	$320,000	$3,000	$323,000
2015	1,030,000	2,000	1,032,000
2016	969,000	2,000	971,000
2017	1,007,000	—	1,007,000
2018	1,039,000	—	1,039,000
Thereafter	2,435,000	—	2,435,000
Total	$6,800,000	$7,000	$6,807,000

Rent and leasing expense for facilities and equipment was $458,000 and $317,000 for the three months ended July 31, 2014 and 2013, respectively, and $837,000 and $553,000 for the six months ended July 31, 2014 and 2013, respectively.

The Company has a capital lease to finance office equipment purchases. The balance of capital lease fixed assets was $1,327,000 and  $261,000 as of July 31, 2014 and January 31, 2014, respectively, and the balance of accumulated depreciation was $158,000 and $76,000,  as of July 31, 2014 and January 31, 2014, respectively. The amortization expense of leased assets is included in depreciation expense.

NOTE 5 — DEBT
Term Loan and Line of Credit
On August 16, 2012, we amended the subordinated term loan and line of credit agreements with Fifth Third Bank, whereby Fifth Third Bank provided us with a $5,000,000 revolving line of credit, a $5,000,000 senior term loan and a $9,000,000 subordinated term loan, a portion of which was used to refinance the previously outstanding $4,120,000 subordinated term loan. Additionally, as part of the refinancing in August 2012, we mutually agreed to settle the success fee

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the previous subordinated term loan for $700,000. The difference between the $233,000 success fee accrued through the date of the amendment and the amount paid was recorded to deferred financing costs and was amortized over the term of the amended loan until the subordinated loan was paid in full in January 2014, at which time the unamortized balance was recognized as loss on early extinguishment of debt. We paid a commitment fee in connection with the senior term loan of $75,000, which is included in deferred financing costs.
We were required to pay a success fee in accordance with the amended subordinated term loan, which has been recorded in interest expense as accrued over the term of the loan. The success fee was due on the date the entire principal balance of the loan became due. The success fee of $1,124,000 was paid when the subordinated term loan was paid in full (see below).
In December 2013, we amended and restated our previously outstanding senior credit agreement and amended the subordinated credit agreement to increase the senior term loan to $8,500,000, reduce the interest rates, and extend the maturity of the senior term loan and the revolving line of credit to December 1, 2018 and December 1, 2015, respectively. In January 2014, we paid the subordinated term loan in full. The outstanding senior term loan is secured by substantially all of our assets. The senior term loan principal balance is payable in monthly installments of $101,000, which started in January 2014 and will continue through the maturity date, with the full remaining unpaid principal balance due at maturity. Borrowings under the senior term loan bear interest at a rate of LIBOR plus 4.75%. However, as a result of our interest rate swap, the interest rate was fixed at 6.42%. Accrued and unpaid interest on the senior term loan is due monthly through maturity.
Borrowings under the revolving line of credit bear interest at a rate equal to LIBOR plus 3.50%. A commitment fee of 0.40% is incurred on the unused revolving line of credit balance, and is payable quarterly. As of July 31, 2014, we had no outstanding borrowings and no available credit under the line of credit and had accrued $3,000 in unused balance commitment fees.
We paid $116,000 in closing fees in connection with the new senior term loan, which has been recorded as a debt discount and is being amortized to interest expense over the term of the loan using the effective interest method.
We are subject to certain financial and operational covenants pursuant to the senior term loan and line of credit facilities. The significant financial covenants are as follows: (i) maintain minimum liquidity of $4,000,000 as of April 30, 2014 and monthly thereafter; (ii) maintain a fixed charge coverage ratio for the fiscal quarter ended July 31, 2014 (excluding the April 30, 2014 fiscal quarter) and each fiscal quarter thereafter of not less than 1.10:1, calculated quarterly on a trailing four quarter basis thereafter; and (iii) on a consolidated basis, maintain ratio of senior funded debt to adjusted EBITDA as of the end of any fiscal quarter less than 2.50:1, calculated quarterly on a trailing four fiscal quarter basis beginning July 31, 2014 (excluding the April 30, 2014 fiscal quarter). As of July 31, 2014, the Company was in compliance with all loan covenants, except that the Company did not comply with the fixed charge coverage ratio and the funded debt to adjusted EBITDA ratio. As of July 31, 2014, the Company’s fixed charge coverage ratio was (2.04) and the Company’s funded debt to adjusted EBITDA ratio was (5.73). The Company’s lender has agreed to waive the noncompliance with these financial covenants as of July 31, 2014. We expect the terms of this waiver to be finalized by September 22, 2014. In addition, the credit facilities prohibit the Company from paying dividends on the common and preferred stock.
Outstanding principal balances on debt consisted of the following at:

	July 31, 2014	January 31, 2014
Senior term loan (1)	$7,792,000	$8,298,000
Note payable	900,000	900,000
Capital lease	1,243,000	227,000
Total	9,935,000	9,425,000
Less: Current portion	1,633,000	1,620,000
Non-current portion of debt	$8,302,000	$7,805,000
 _______________

(1)
Amount represents total principal due, therefore, it is not reduced by the debt discount of $199,000 and $112,000 as of July 31, 2014 and January 31, 2014, respectively. In the condensed consolidated balance sheets, the term loan is presented net of this discount.

Future principal repayments of debt consisted of the following at July 31, 2014:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Senior Term Loan	Note Payable	Capital Lease (1)	Total
2014	$708,000	$300,000	$676,000	$1,684,000
2015	1,214,000	300,000	687,000	2,201,000
2016	1,214,000	300,000	—	1,514,000
2017	1,214,000	—	—	1,214,000
2018 and thereafter	3,442,000	—	—	3,442,000
Total repayments	$7,792,000	$900,000	$1,363,000	$10,055,000
 _______________

(1)	Future minimum lease payments include principal plus interest.

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

NOTE 6 — CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock
At July 31, 2014, we had 2,949,995 shares of Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) outstanding. Each share of the Preferred Stock is convertible into one share of the Company's common stock. The Preferred Stock does not pay a dividend, however, the holders are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the ten day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the 60 day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.
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

NOTE 7 — INCOME TAXES
Income tax expense consists of federal, state and local tax provisions. For the six months ended July 31, 2014 and 2013, we recorded federal tax expense of zero and $110,000, respectively. For the six months ended July 31, 2014 and 2013, we recorded state and local tax expense of $2,000 and $54,000, respectively.

NOTE 8 — SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the condensed consolidated financial statements filed on Form 10-Q with the SEC and no events have occurred that require disclosure, except for the following.

On August 19, 2014, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 45,000,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
In addition to historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements relating to plans, strategies, expectations, intentions, etc. of Streamline Health Solutions, Inc. (“we”, “us”, “our”, or the “Company”) and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are no guarantee of future performance and are subject to certain risks and uncertainties that are difficult to predict, and actual results could differ materially from those reflected in the forward-looking statements. These risks and uncertainties include, but are not limited to, the timing of contract negotiations and execution of contracts and the related timing of the revenue recognition related thereto, the potential cancellation of existing contracts or clients not completing projects included in the backlog, the impact of competitive solutions and pricing, solution demand and market acceptance, new solution development, key strategic alliances with vendors that resell our solutions, the sufficiency of available capital, future interest costs, our ability to control costs, availability of solutions from third-party vendors, the healthcare regulatory environment, potential changes in legislation, regulation and government funding affecting the healthcare industry, healthcare information systems budgets, availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems, fluctuations in operating results, effects of critical accounting policies and judgments, changes in accounting policies or procedures as may be required by the Financial Accountings Standards Board or other similar entities, changes in economic, business and market conditions impacting the healthcare industry generally and the markets in which we operate and nationally, and our ability to maintain compliance with the terms of our credit facilities or receive a waiver for any noncompliance, and other risk factors that might cause such differences including those discussed herein, including, but not limited to, discussions in the sections entitled Part I, Item 1. “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by law. Readers should carefully review the risk factors described in Part II, Item 1A herein and in other documents we file from time to time with the Securities and Exchange Commission, including the annual report on Form 10-K, quarterly reports on Form 10-Q and any current reports on Form 8-K.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Proprietary software and term licenses — Proprietary software revenues recognized for the three and six months ended July 31, 2014 decreased by $1,807,000, or 95%, and $1,778,000, or 90%, respectively, over the prior comparable periods. This decrease is attributable to sales in our Collabra suite of solutions in prior fiscal year. Revenues from term licenses for the three and six months ended July 31, 2014 were $215,000, a decrease of $72,000 or 25%, and $439,000, a decrease of $73,000, or 14%, respectively, over the prior comparable periods. This decrease is primarily attributable to the fact that in prior periods some maintenance revenue was recorded as term license revenue, which was corrected later in fiscal 2013.
Hardware and third-party software — Revenues from hardware and third-party software sales for the three and six months ended July 31, 2014 were $12,000, a decrease of $41,000 or 77%, and $20,000, a decrease of $54,000, or 74%, respectively, over the prior comparable periods. Fluctuations from period to period are a function of client demand.
Professional services — Revenues from professional services for the three and six months ended July 31, 2014 were $675,000, a decrease of $364,000, or 35%, and $1,284,000, a decrease of $675,000, or 34%, respectively, from the prior comparable periods. This decrease is primarily attributable to the nature of recognizing professional services revenues once certain milestones are met, which can cause fluctuations from period to period.
Maintenance and support — Revenues from maintenance and support for the three and six months ended July 31, 2014 were $4,177,000, an increase of $557,000, or 15%, and $8,349,000, an increase of $1,348,000, or 19%, respectively, from the prior comparable periods. This increase resulted from prior fiscal year additions to our Collabra client base, as well as from $193,000 and $387,000 resulting from CLG, acquired in October 2013, and $385,000 and $743,000 resulting from Unibased, acquired in February 2014, for the three and six month periods, respectively. Typically, maintenance renewals include a price increase based on the prevailing consumer price index.
Software as a Service (SaaS) — Revenues from SaaS for the three and six months ended July 31, 2014 were $2,076,000, an increase of $196,000, or 10%, and $3,907,000, an increase of $178,000, or 5%, from the prior comparable periods. This increase resulted from the start of revenue recognition for clients that went live during the fiscal year to date, partially offset by the expiration of certain customer agreements.

Cost of Sales

	Three Months Ended
(in thousands):	July 31, 2014	July 31, 2013	Change	% Change
Cost of systems sales	$834	$661	$173	26%
Cost of professional services	779	1,267	(488)	(39)%
Cost of maintenance and support	837	795	42	5%
Cost of software as a service	571	514	57	11%
Total cost of sales	$3,021	$3,237	$(216)	(7)%

	Six Months Ended
(in thousands):	July 31, 2014	July 31, 2013	Change	% Change
Cost of systems sales	$1,670	$1,300	$370	28%
Cost of professional services	1,765	2,241	(476)	(21)%
Cost of maintenance and support	1,797	1,780	17	1%
Cost of software as a service	1,343	1,093	250	23%
Total cost of sales	$6,575	$6,414	$161	3%
The decrease in cost of sales for the three months ended July 31, 2014 from the comparable prior period is primarily the result of decreased personnel expense related to professional services delivery. The increase in cost of sales for the six months ended July 31, 2014 from the comparable prior period is primarily the result of incremental operational costs incurred for the acquired Unibased operations as well as the amortization of the internally-developed software acquired as part of the Unibased acquisition.
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
The cost of professional services includes compensation and benefits for personnel and related expenses. The decrease in expense is primarily due to the winding down of a surge of professional services spending intended to expedite bringing clients live.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The increase in expense is primarily due to an increase in the number of employees in the support function following the acquisition of Unibased.
The cost of software as a service is relatively fixed, subject to inflation for the goods and services it requires. The increase is related to incremental data center costs that were incurred in the three and six months ended July 31, 2014 that had no comparable expense for the prior comparable periods.
Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	July 31, 2014	July 31, 2013	Change	% Change
General and administrative expenses	$3,073	$2,633	$440	17%
Sales and marketing expenses	982	775	207	27%
Total selling, general, and administrative	$4,055	$3,408	$647	19%

	Six Months Ended
(in thousands):	July 31, 2014	July 31, 2013	Change	% Change
General and administrative expenses	$6,655	$5,476	$1,179	22%
Sales and marketing expenses	2,040	1,513	527	35%
Total selling, general, and administrative	$8,695	$6,989	$1,706	24%

General and administrative expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The increase over the prior year is primarily due to professional service fees incurred, as well as to the incremental increase for intangible amortization associated with the acquired Unibased operations. Amortization of intangible assets added incremental expense to the three and six months ended July 31, 2014 due to the amortization of assets acquired as part of the acquisition of CLG and Unibased. We recognized $346,000 and $705,000, respectively, in amortization expense for the three and six months ended July 31, 2014 for intangible assets as compared to $315,000 and $629,000, respectively, in the prior comparable periods. We also incurred increased expense due to audit and other professional services.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff; advertising and marketing expenses, including trade shows and similar type sales and marketing expenses. The increase in sales and marketing expense reflects an increase in personnel and costs associated with increased trade show activity and other marketing programs.
Product Research and Development

	Three Months Ended
(in thousands):	July 31, 2014	July 31, 2013	Change	% Change
Research and development expense	$2,225	$1,160	$1,065	92%
Plus: Capitalized research and development cost	158	338	(180)	(53)%
Total research and development cost	$2,383	$1,498	$885	59%

	Six Months Ended
(in thousands):	July 31, 2014	July 31, 2013	Change	% Change
Research and development expense	$4,576	$2,257	$2,319	103%
Plus: Capitalized research and development cost	351	798	(447)	(56)%
Total research and development cost	$4,927	$3,055	$1,872	61%

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Research and development expense increased due to incremental development staffing from the acquired CLG and Unibased business. During the current period, our development efforts shifted to solutions involving development costs that are not capitalized due to rapid release cycles. Research and development expenses for the six months ended July 31, 2014 and 2013, as a percentage of revenues, were 32% and 15%, respectively.

Other Income (Expense)

Interest expense for the three months ended July 31, 2014 and 2013 was $174,000 and $588,000, respectively, and $343,000 and $1,154,000, respectively, for the six months ended July 31, 2014 and 2013. Interest expense consists of interest and commitment fees on the line of credit, interest (including accruals for success fees) on the term loans entered into in conjunction with the Interpoint and Meta acquisitions, interest on the 2013 note payable, and is inclusive of deferred financing cost amortization expense. Interest expense decreased for the three and six months ended July 31, 2014 over the prior comparable periods due to the payoff of the subordinated term loan in January 2014. We also recorded a valuation adjustment to our warrants liability of $(1,224,000) and $1,670,000 as miscellaneous (income) expense for the six months ended July 31, 2014 and 2013, respectively, using assumptions made by management to adjust to the current fair market value of the warrants at the end of each fiscal period.
Provision for Income Taxes
We recorded tax expense of $1,000 and $144,000, respectively, for the three months ended July 31, 2014 and 2013, respectively, and $2,000 and $164,000, respectively, for the six months ended July 31, 2014 and 2013, which is comprised of estimated federal, state and local tax provisions.
Backlog

	July 31, 2014	July 31, 2013
Company proprietary software	$1,955,000	$2,873,000
Hardware and third-party software	238,000	25,000
Professional services	6,774,000	7,765,000
Maintenance and support	25,608,000	24,094,000
Software as a service	26,908,000	17,123,000
Total	$61,483,000	$51,880,000
At July 31, 2014, we had master agreements and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed which, if fully performed, would generate future revenues of $61,483,000 compared with $51,880,000 at July 31, 2013.
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

Maintenance and support backlog consists of maintenance agreements for licenses of our proprietary software and third-party hardware and software with clients and remarketing partners for which either an agreement has been signed or a purchase order under a master agreement has been received. We include in backlog the signed agreements through their respective renewal dates. Typical maintenance contracts are for a one year term and are renewed annually. Clients typically prepay maintenance and support which is billed 30-60 days prior to the beginning of the maintenance period. Maintenance and support backlog at July 31, 2014 was $25,608,000 as compared to $24,094,000 at July 31, 2013. A significant portion of this increase is due to backlog added by Unibased maintenance contracts. Additionally, several clients signed multi-year renewals during the current period.
At July 31, 2014, we were parties to SaaS agreements that are expected to generate revenues of $26,908,000 through their respective renewal dates in fiscal years 2014 through 2019. Typical SaaS terms are one to seven years in length. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client, and ultimately the official go-live on the system. Therefore, it is difficult for us to accurately predict the revenue it expects to achieve in any particular period.
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

The following table reconciles net earnings (loss) to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share for the three and six months ended July 31, 2014 and 2013 (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
Adjusted EBITDA Reconciliation	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Net loss	$(2,275)	$(828)	$(4,946)	$(3,538)
Interest expense	174	588	343	1,154
Income tax expense	1	144	2	164
Depreciation	210	167	361	338
Amortization of capitalized software development costs	914	701	1,831	1,396
Amortization of intangible assets	346	315	705	629
Amortization of other costs	43	17	71	28
EBITDA	(587)	1,104	(1,633)	171
Share-based compensation expense	422	358	865	826
Loss on disposal of fixed assets	83	—	83	—
Associate severances and other costs relating to transactions or corporate restructuring	126	—	576	383
Non-cash valuation adjustments to assets and liabilities	(46)	1,025	(1,145)	1,710
Transaction related professional fees, advisory fees, and other internal direct costs	11	152	175	226
Other non-recurring operating expenses	489	43	1,063	92
Adjusted EBITDA	$498	$2,682	$(16)	$3,408
Adjusted EBITDA margin(1)	7%	31%	—%	22%

Loss per share — diluted	$(0.14)	$(0.07)	$(0.30)	$(0.31)
Adjusted EBITDA per adjusted diluted share (2)	$0.02	$0.15	$—	$0.19
Diluted weighted average shares	18,174,193	12,861,715	18,160,213	12,698,094
Includable incremental shares — adjusted EBITDA(3)	3,614,119	5,122,243	—	5,167,025
Adjusted diluted shares	21,788,312	17,983,958	18,160,213	17,865,119
_______________

(1)	Adjusted EBITDA as a percentage of GAAP revenues.

(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

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
Operations are funded by cash generated by operations and borrowings under credit facilities. We believe that cash flows from operations are adequate to fund current obligations for the next twelve months. Cash and cash equivalents balances at July 31, 2014 and January 31, 2014 were $5,156,000 and $17,925,000, respectively. The decrease in cash was primarily the result of the Unibased acquisition. As of July 31, 2014, we had $11,263,000 in accounts receivable, of which $429,000 is in deferred revenue and therefore is not reflected on the balance sheet. We believe that with the collections of outstanding accounts receivable, we will maintain liquidity of $4,000,000 as required by our debt covenants.
In December 2013, we amended and restated our previously outstanding senior credit agreement and amended the subordinated credit agreement to increase the senior term loan to $8,500,000, reduce the interest rates, and extend the maturity of the senior term loan and the revolving line of credit to December 1, 2018 and December 1, 2015, respectively. In January 2014, we paid the subordinated term loan in full. The outstanding senior term loan is secured by substantially all of our assets. The senior term loan principal balance is payable in monthly installments of $101,000, which started in January 2014 and will continue through the maturity date, with the full remaining unpaid principal balance due at maturity. Borrowings under the senior term loan bear interest at a rate of LIBOR plus 4.75%. However, as a result of our interest rate swap, the interest rate was fixed at 6.42%. Accrued and unpaid interest on the senior term loan is due monthly through maturity.
Borrowings under the revolving line of credit bear interest at a rate equal to LIBOR plus 3.50%. A commitment fee of 0.40% is incurred on the unused revolving line of credit balance, and is payable quarterly. As of July 31, 2014, we had no outstanding borrowings and no available credit under the line of credit and had accrued $3,000 in unused balance commitment fees.
We paid $116,000 in closing fees in connection with the new senior term loan, which has been recorded as a debt discount and is being amortized to interest expense over the term of the loan using the effective interest method.
We are subject to certain financial and operational covenants pursuant to the senior term loan and line of credit facilities. The significant financial covenants are as follows: (i) maintain minimum liquidity of $4,000,000 as of April 30, 2014 and monthly thereafter; (ii) maintain a fixed charge coverage ratio for the fiscal quarter ended July 31, 2014 (excluding the April 30, 2014 fiscal quarter) and each fiscal quarter thereafter of not less than 1.10:1, calculated quarterly on a trailing four quarter basis thereafter; and (iii) on a consolidated basis, maintain ratio of senior funded debt to adjusted EBITDA as of the end of any fiscal quarter less than 2.50:1, calculated quarterly on a trailing four fiscal quarter basis beginning July 31, 2014 (excluding the April 30, 2014 fiscal quarter). As of July 31, 2014, the Company was in compliance with all loan covenants, except that the Company did not comply with the fixed charge coverage ratio and the funded debt to adjusted EBITDA ratio. As of July 31, 2014, the Company’s fixed charge coverage ratio was (2.04) and the Company’s funded debt to adjusted EBITDA ratio was (5.73). The Company’s lender has agreed to waive the noncompliance with these financial covenants as of July 31, 2014. We expect the terms of this waiver to be finalized by September 22, 2014. In addition, the credit facilities prohibit the Company from paying dividends on the common and preferred stock.
Continued expansion may require us to take on additional debt, or raise capital through issuance of equities, or a combination of both. There can be no assurance we will be able to raise the capital required to fund further expansion.
Significant cash obligations

(in thousands)	As of July 31, 2014	As of January 31, 2014
Term loans (1)	$7,792	$8,298
Note payable (1)	900	900
Capital leases (1)	1,243	227
Royalty liability (2)	2,336	2,264
_______________

(1)	Reference “Note 5 – Debt” in the Notes to the Condensed Consolidated Financial Statements for additional information.

(2)	Reference “Note 3 – Acquisitions and Strategic Agreements” in the Notes to the Condensed Consolidated Financial Statements for additional information.

Operating cash flow activities

(in thousands)	Six Months Ended
	July 31, 2014	July 31, 2013
Net loss	$(4,946)	$(3,538)
Non-cash adjustments to net loss	2,815	5,217
Cash impact of changes in assets and liabilities	(2,142)	(3,046)
Operating cash flow	$(4,273)	$(1,367)

The increase in net cash used in operating activities is primarily due to a decrease in profitability with lower non-cash valuation adjustments. Additional non-cash adjustments include amortization expense from capitalized software development costs and intangible assets, warrant liability mark-to-market charges and an increased share-based compensation expense.
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
Investing cash flow activities

(in thousands)	Six Months Ended
	July 31, 2014	July 31, 2013
Purchases of property and equipment	$(1,636)	$(94)
Capitalized software development costs	(351)	(798)
Payments for acquisitions	(5,891)	—
Investing cash flow	$(7,878)	$(892)
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
Financing cash flow activities

(in thousands)	Six Months Ended
	July 31, 2014	July 31, 2013
Principal repayments on term loan	$(506)	$(625)
Principal payments on capital lease obligation	(49)	—
Payment of deferred financing costs	(113)	—
Proceeds from the exercise of stock options and stock purchase plans	50	739
Financing cash flow	$(618)	$114
The increase in cash used in financing activities was primarily the result of an absence of stock option exercises and the payment of deferred financing costs.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We had cash and cash equivalents totaling $5,156,000 as of July 31, 2014. The cash and cash equivalents are held for working capital purposes in deposit accounts. We do not enter into investments for trading or speculative purposes. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historical low levels of interest being earned on short-term fixed-rate cash operating accounts.
Our senior credit facility as of July 31, 2014 consisted of a $7,792,000 outstanding senior term loan and a $5,000,000 revolving line of credit with no amount outstanding. Interest on the senior term loan is payable monthly at LIBOR plus 4.75%. Our exposure to interest rate risk under the senior credit facility depends on the extent to which we utilize the facility. To reduce our exposure to rising interest rates, we entered into an interest rate swap for outstanding principal balance of the senior term loan. The interest rate swap effectively fixes the LIBOR rate at a fixed rate of 1.67%. As such, a hypothetical change of 1% from prevailing interest rates as of July 31, 2014 would not have an effect on our interest expense.
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

Changes in Internal Control over Financial Reporting
Other than the changes described below, there were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
As part of our efforts to improve our finance and accounting function and to remediate the material weaknesses that existed in our internal control over financial reporting and our disclosure controls and procedures, we developed a remediation plan (the “Remediation Plan”) pursuant to which we have implemented, or plan to implement, a number of measures. The Remediation Plan, among other things, includes the following:
•Staffing: In late July 2014, we hired Michael Halloran to serve as our new principal accounting officer. In addition, we intend to add a new revenue accounting specialist position to better ensure compliance with our revenue recognition policies.
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
The Remediation Plan is being implemented by our Chief Financial Officer, with significant involvement from our Chief Executive Officer and Controller, as well as other key leaders where appropriate.

We believe that actions taken to date have improved the effectiveness of our internal control over financial reporting, but we have not completed all corrective processes and procedures discussed above. We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses, and we will perform any additional necessary procedures, as well as implement any new resources and policies, deemed necessary by management to ensure that our consolidated financial statements continue to be fairly stated in all material respects.

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

We must maintain compliance with the terms of our existing credit facilities or receive a waiver for any non-compliance. The failure to do so could have a material adverse effect on our ability to finance our ongoing operations and we may not be able to find an alternative lending source if a default occurs.
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

We are subject to certain financial and operational covenants pursuant to the senior term loan and line of credit facilities. The significant financial covenants are as follows: (i) maintain minimum liquidity of $4,000,000 as of April 30, 2014 and monthly thereafter; (ii) maintain a fixed charge coverage ratio for the fiscal quarter ended July 31, 2014 (excluding the April 30, 2014 fiscal quarter) and each fiscal quarter thereafter of not less than 1.10:1, calculated quarterly on a trailing four quarter basis thereafter; and (iii) on a consolidated basis, maintain ratio of senior funded debt to adjusted EBITDA as of the end of any fiscal quarter less than 2.50:1, calculated quarterly on a trailing four fiscal quarter basis beginning July 31, 2014 (excluding the April 30, 2014 fiscal quarter). As of July 31, 2014, the Company was in compliance with all loan covenants, except that the Company did not comply with the fixed charge coverage ratio and the funded debt to adjusted EBITDA ratio. As of July 31, 2014, the Company’s fixed charge coverage ratio was (2.04) and the Company’s funded debt to adjusted EBITDA ratio was (5.73). The Company’s lender has agreed to waive the noncompliance with these financial covenants as of July 31, 2014. We expect the terms of this waiver to be finalized by September 22, 2014.
If we do not maintain compliance with all of the continuing covenants and other terms and conditions of the credit facility or secure a waiver for any non-compliance, we could be required to repay outstanding borrowings on an accelerated basis, which could subject us to decreased liquidity and other negative impacts on our business, results of operations and financial condition. Furthermore, if we needed to do so, it may be difficult for us to find an alternative lending source. In addition, because our assets are pledged as a security under our credit facilities, if we are not able to cure any default or repay outstanding borrowings, our assets are subject to the risk of foreclosure by our lender. Without a sufficient credit facility, we would be adversely affected by a lack of access to liquidity needed to operate our business. Any disruption in access to credit could force us to take measures to conserve cash, such as deferring important research and development expenses, which measures could have a material adverse effect on us.

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

In connection with the preparation of the consolidated financial statements for each of our fiscal years, our management conducts a review of our internal control over financial reporting. We are also required to maintain effective disclosure controls and procedures. At January 31, 2014, we identified material weaknesses in our internal control over financial reporting. These material weaknesses are discussed further within Item 9A “Controls and Procedures” of the Annual Report on Form 10-K for the fiscal year ended January 31, 2014. Management cannot be certain that other deficiencies will not arise in the future or be identified or that we will be able to correct and maintain adequate controls over financial processes and reporting and disclosure controls and procedures in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm operating results, or cause failure to meet reporting obligations in a timely and accurate manner.

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
As of July 31, 2014, we had 2,949,995 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 15 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2014 and our other SEC filings.

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

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: September 15, 2014	By:	/S/ Robert E. Watson
Robert E. Watson Chief Executive Officer
DATE: September 15, 2014	By:	/S/ Nicholas A. Meeks
Nicholas A. Meeks Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1*	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc., as amended through August 19, 2014
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10-Q for the three-month period ended July 31, 2014 filed with the SEC on September 15, 2014, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at July 31, 2014 and January 31, 2014, (ii) Condensed Consolidated Statements of Operations for three- and six-month periods ended July 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for three- and six-month periods ended July 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three- and six-month periods ended July 31, 2014 and 2013, and (v) Notes to the Condensed Consolidated Financial Statements.

_______________

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.