Form 10-Q
period 2014-10-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2014-12-09
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014
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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of December 3, 2014: 18,469,145

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2014	January 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,944,750	$17,924,886
Accounts receivable, net of allowance for doubtful accounts of $477,994 and $267,264, respectively	5,917,038	7,999,571
Contract receivables	213,652	1,181,606
Prepaid hardware and third-party software for future delivery	33,473	25,640
Prepaid client maintenance contracts	1,017,261	909,464
Other prepaid assets	1,447,214	1,407,515
Deferred income taxes	95,498	95,498
Other current assets	55,694	144,049
Total current assets	14,724,580	29,688,229
Non-current assets:
Property and equipment:
Computer equipment	4,854,578	3,769,564
Computer software	2,521,293	2,239,654
Office furniture, fixtures and equipment	687,407	889,080
Leasehold improvements	1,227,999	697,570
	9,291,277	7,595,868
Accumulated depreciation and amortization	(6,012,436)	(6,676,824)
Property and equipment, net	3,278,841	919,044
Contract receivables, less current portion	52,263	78,395
Capitalized software development costs, net of accumulated amortization of $10,904,467 and $7,949,352, respectively	10,044,129	10,238,357
Intangible assets, net of accumulated amortization of $2,981,391 and $1,930,366, respectively	11,797,610	12,175,634
Deferred financing costs, net of accumulated amortization of $107,271 and $98,102, respectively	120,760	44,898
Goodwill	15,889,595	11,933,683
Other	841,432	500,634
Total non-current assets	42,024,630	35,890,645
	$56,749,210	$65,578,874
See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	October 31, 2014	January 31, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,173,577	$1,796,418
Accrued compensation	1,073,771	1,782,599
Accrued other expenses	962,247	554,877
Current portion of long-term debt	1,214,280	1,214,280
Deferred revenues	8,215,846	9,658,232
Current portion of note payable	—	300,000
Current portion of capital lease obligations	795,339	105,573
Total current liabilities	14,435,060	15,411,979
Non-current liabilities:
Term loans	5,887,331	6,971,767
Warrants liability	1,791,901	4,117,725
Royalty liability	2,376,564	2,264,000
Swap contract	—	111,086
Note payable	600,000	600,000
Lease incentive liability	220,883	74,434
Capital lease obligations	772,804	121,089
Deferred revenues, less current portion	114,433	—
Deferred income tax liabilities	825,677	816,079
Total non-current liabilities	12,589,593	15,076,180
Total liabilities	27,024,653	30,488,159
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,849,985 and $8,849,985 redemption value, 4,000,000 shares authorized, 2,949,995 and 2,949,995 shares issued and outstanding, net of unamortized preferred stock discount of $2,498,816 and $3,250,317, respectively	6,351,169	5,599,668
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 18,458,745 and 18,175,787 shares issued and outstanding, respectively	184,588	181,758
Additional paid in capital	77,953,327	76,983,088
Accumulated deficit	(54,764,527)	(47,562,713)
Accumulated other comprehensive loss	—	(111,086)
Total stockholders’ equity	23,373,388	29,491,047
	$56,749,210	$65,578,874

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended October 31,
(Unaudited)

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Revenues:
Systems sales	$345,919	$347,532	$999,209	$2,905,846
Professional services	447,939	966,962	1,731,888	2,925,553
Maintenance and support	4,062,442	3,523,551	12,411,419	10,524,595
Software as a service	1,980,343	1,893,489	5,887,368	5,622,237
Total revenues	6,836,643	6,731,534	21,029,884	21,978,231
Operating expenses:
Cost of systems sales	835,398	611,887	2,505,190	1,911,609
Cost of professional services	681,350	1,262,559	2,446,466	3,503,765
Cost of maintenance and support	756,469	739,887	2,553,180	2,519,952
Cost of software as a service	770,347	520,062	2,113,390	1,613,217
Selling, general and administrative	4,230,347	3,373,230	12,925,597	10,362,246
Research and development	2,275,410	1,370,178	6,850,973	3,627,336
Total operating expenses	9,549,321	7,877,803	29,394,796	23,538,125
Operating loss	(2,712,678)	(1,146,269)	(8,364,912)	(1,559,894)
Other income (expense):
Interest expense	(180,583)	(580,390)	(523,599)	(1,734,763)
Loss on early extinguishment of debt	(114,522)	—	(114,522)	—
Miscellaneous income (expense)	752,219	(4,510,439)	1,803,509	(6,316,867)
Loss before income taxes	(2,255,564)	(6,237,098)	(7,199,524)	(9,611,524)
Income tax benefit (expense)	—	4,680	(2,290)	(158,944)
Net loss	$(2,255,564)	$(6,232,418)	$(7,201,814)	$(9,770,468)
Less: deemed dividends on Series A Preferred Shares	(269,152)	(374,162)	(751,501)	(731,309)
Net loss attributable to common shareholders	$(2,524,716)	$(6,606,580)	$(7,953,315)	$(10,501,777)
Basic net loss per common share	$(0.14)	$(0.50)	$(0.44)	$(0.82)
Number of shares used in basic per common share computation	18,309,677	13,257,943	18,210,034	12,884,711
Diluted net loss per common share	$(0.14)	$(0.50)	$(0.44)	$(0.82)
Number of shares used in diluted per common share computation	18,309,677	13,257,943	18,210,034	12,884,711

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENDSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Three and Nine Months Ended October 31,
(Unaudited)

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Net loss	$(2,255,564)	$(6,232,418)	$(7,201,814)	$(9,770,468)
Other comprehensive gain (loss), net of tax:
Fair value of interest rate swap liability	(4,153)	—	(3,436)	—
Reclassification adjustment for loss on settlement of interest rate swap liability realized in net loss	114,522	—	114,522	—
Other comprehensive income	$110,369	$—	$111,086	$—
Comprehensive loss	$(2,145,195)	$(6,232,418)	$(7,090,728)	$(9,770,468)

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended October 31,
(Unaudited)

	Nine Months Ended
	2014	2013
Operating activities:
Net loss	$(7,201,814)	$(9,770,468)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	670,955	490,043
Amortization of capitalized software development costs	2,735,990	2,086,885
Amortization of intangible assets	1,051,025	946,228
Amortization of other deferred costs	172,804	296,942
Valuation adjustment for warrants liability	(2,325,824)	2,082,789
Share-based compensation expense	1,286,145	1,203,919
Other valuation adjustments	119,593	4,140,441
Loss on disposal of property and equipment	110,710	—
Loss on exit of operating lease	234,823	—
Provision for accounts receivable	252,803	—
Deferred tax expense	—	150,634
Changes in assets and liabilities, net of assets acquired:
Accounts and contract receivables	3,360,780	2,509,842
Other assets	(314,501)	(627,883)
Accounts payable	410,395	87,014
Accrued expenses	(801,074)	(150,206)
Deferred revenues	(2,124,790)	(2,683,899)
Net cash (used in) provided by operating activities	(2,361,980)	762,281
Investing activities:
Purchases of property and equipment	(1,862,855)	(106,392)
Capitalization of software development costs	(503,464)	(1,047,938)
Payment for acquisition, net of cash received	(6,058,225)	(3,000,000)
Net cash used in investing activities	(8,424,544)	(4,154,330)
Financing activities:
Principal repayments on term loan	(910,710)	(937,501)
Principal repayments on note payable	(300,000)	—
Principal payments on capital lease obligation	(165,115)	—
Payment of deferred financing costs	(256,212)	—
Proceeds from exercise of stock options and stock purchase plan	438,425	1,093,285
Net cash (used in) provided by financing activities	(1,193,612)	155,784
Decrease in cash and cash equivalents	(11,980,136)	(3,236,265)
Cash and cash equivalents at beginning of period	17,924,886	7,500,256
Cash and cash equivalents at end of period	$5,944,750	$4,263,991

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, “our”, or the “Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the nine months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015.

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
Fair Value of Financial Instruments
The Financial Accounting Standards Board’s (“FASB”) authoritative guidance on fair value measurements establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. Under this guidance, assets and liabilities carried at fair value must be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of our long-term debt approximates fair value since the interest rates being paid on the amounts approximate the market interest rate. Long-term debt and the interest rate swap are classified as Level 2. The initial fair value of royalty liability and warrants liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. We used the Black-Scholes option pricing model to estimate the fair value of warrants liability. The fair value of the royalty liability is determined based on the probability-weighted revenue scenarios for the Looking Glass® Clinical Analytics solution licensed from Montefiore Medical Center (discussed below). The contingent consideration for royalty liability and warrants liability are classified as Level 3.
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
If we determine that any of the above criteria have not been met, we will defer recognition of the revenue until all the criteria have been met. Maintenance and support and SaaS agreements are generally non-cancelable or contain significant penalties for early cancellation, although clients typically have the right to terminate their contracts for cause if we fail to perform material obligations. However, if non-standard acceptance periods, non-standard performance criteria, or cancellation or right of refund terms are required, revenue is recognized upon the satisfaction of such criteria, as applicable.
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
Software as a Service
We use ESP to determine the value for a software-as-a-service arrangement as we cannot establish VSOE and TPE is not a practical alternative due to differences in functionality from our competitors. Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution and include calculating the equivalent value of maintenance and support on a present value basis over the term of the initial agreement period. Typically revenue recognition commences upon client go live on the system and is recognized ratably over the contract term. The software portion of SaaS for Health Information Management (“HIM”) products does not need material modification to achieve its contracted function. The software portion of SaaS for our Patient Financial Services (“PFS”) products require material customization and setup processes to achieve their contracted function.
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
Term Licenses
We cannot establish VSOE fair value of the undelivered element in term license arrangements.  However, as the only undelivered element is post-contract customer support, the entire fee is recognized ratably over the contract term.  Typically revenue recognition commences once the client goes live on the system.  Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution. The software portion of our Looking Glass® Coding & CDI products generally do not require material modification to achieve their contracted function.
Professional Services
Professional services components that are not essential to the functionality of the software, from time to time, are sold separately by us. Similar services are sold by other vendors, and clients can elect to perform similar services in-house. When professional services revenues are a separate unit of accounting, revenues are recognized as the services are performed.
Professional services components that are essential to the functionality of the software and are not considered a separate unit of accounting are recognized in revenue ratably over the life of the client, which approximates the duration of the initial contract term. We defer the associated direct costs for salaries and benefits expense for professional services contracts. As of October 31, 2014 and January 31, 2014, we had deferred costs of $528,000 and $441,000, respectively. These deferred costs will be amortized over the identical term as the associated revenues. Amortization expense of these costs was $121,000 and $50,000 for the nine months ended October 31, 2014 and 2013, respectively.
We use VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. We typically sell professional services on a fixed-fee basis. We monitor projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.
Severances
From time to time, we enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. For the three months ended October 31, 2014 and 2013, we incurred $20,000 and zero in severance expenses, respectively, and $596,000 and $380,000 for the nine months ended October 31, 2014 and 2013, respectively. At October 31, 2014 and January 31, 2014, we had accrued severances of $216,000 and zero, respectively.
Equity Awards
We account for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. We incurred total compensation expense related to stock-based awards of $421,000 and $378,000 for the three months ended October 31, 2014 and 2013, respectively, and $1,286,000 and $1,204,000 for the nine months ended October 31, 2014 and 2013, respectively.
The fair value of the stock options granted have been estimated at the date of grant using a Black-Scholes option pricing model. The option pricing model inputs (such as, expected term, expected volatility, and risk-free interest rate) impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical (such as, volatility factor, expected term, and forfeiture rates) data. Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value, and vesting period of future awards.

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
Net Loss Per Common Share
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

In accordance with ASC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses. For the nine months ended October 31, 2014 and 2013, the unvested restricted stock awards and the Series A Convertible Preferred Stock were not deemed to be participating since there was a net loss from operations. As of October 31, 2014, there were 2,949,995 shares of preferred stock outstanding, each share is convertible into one share of our common stock. For the nine months ended October 31, 2014 and 2013, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in diluted EPS and therefore, was not included in the calculation. As of October 31, 2014 and 2013, there were 61,062 and 29,698, respectively, unvested restricted shares of common stock outstanding that were excluded from the calculation as their effect would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the calculation of the basic and diluted net earnings (loss) per share of common stock:

	Three Months Ended
	October 31, 2014	October 31, 2013
Net loss	$(2,255,564)	$(6,232,418)
Less: deemed dividends on Series A Preferred Stock	(269,152)	(374,162)
Net loss attributable to common shareholders	$(2,524,716)	$(6,606,580)
Weighted average shares outstanding used in basic per common share computations	18,309,677	13,257,943
Stock options and restricted stock	—	—
Number of shares used in diluted per common share computation	18,309,677	13,257,943
Basic net loss per share of common stock	$(0.14)	$(0.50)
Diluted net loss per share of common stock	$(0.14)	$(0.50)

	Nine Months Ended
	October 31, 2014	October 31, 2013
Net loss	$(7,201,814)	$(9,770,468)
Less: deemed dividends on Series A Preferred Stock	(751,501)	(731,309)
Net loss attributable to common shareholders	$(7,953,315)	$(10,501,777)
Weighted average shares outstanding used in basic per common share computations	18,210,034	12,884,711
Stock options and restricted stock	—	—
Number of shares used in diluted per common share computation	18,210,034	12,884,711
Basic net loss per share of common stock	$(0.44)	$(0.82)
Diluted net loss per share of common stock	$(0.44)	$(0.82)
Diluted net loss per share excludes the effect of 2,648,785 and 2,562,317 outstanding stock options for the three and nine months ended October 31, 2014 and 2013, respectively. The inclusion of these shares would be anti-dilutive. For the nine months ended October 31, 2014 and 2013, the warrants to purchase 1,400,000 shares of common stock would have an anti-dilutive effect if included in diluted net loss per share and therefore were not included in the calculation.
Recent Accounting Pronouncements
In August 2014, the FASB issued an accounting standard update relating to disclosures of uncertainties about an entity’s ability to continue as a going concern. The update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in the event that there is such substantial doubt. The update will be effective for us on February 1, 2017.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for us on February 1, 2017. Early adoption is not permitted. The guidance is to be applied using one of two retrospective application methods. We are currently evaluating the impact of the adoption of this accounting standard update on our internal processes, operating results, and financial reporting. The impact is currently not known or reasonably estimable.
In July 2013, the FASB issued an accounting standard update relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update amends existing GAAP that required in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The Company adopted this update on January 31, 2014 and it did not have a material impact on our financial statements.

NOTE 3 — ACQUISITIONS AND STRATEGIC AGREEMENTS
On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Looking Glass® Clinical Analytics solution.  In addition, Montefiore assigned to us the existing license agreement with a customer using CLG.  As consideration under the Royalty Agreement, Streamline paid Montefiore a one-time initial base royalty fee of $3,000,000, and we are obligated to pay on-going quarterly royalty amounts related to future sublicensing of CLG by Streamline.  Additionally, Streamline has committed that Montefiore will receive at least an additional $3,000,000 of on-going royalty payments within the first six and one-half years of the license term.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance at February 3, 2014
Assets purchased:
Cash	$59,000
Accounts receivable	487,000
Other assets	82,000
Internally-developed software	2,017,000
Client relationships	647,000
Trade name	26,000
Goodwill (1)	3,956,000
Total assets purchased	7,274,000
Liabilities assumed:
Accounts payable and accrued liabilities	350,000
Deferred revenue obligation, net	797,000
Deferred income taxes	9,000
Net assets acquired	$6,118,000
Cash paid	$6,118,000
_______________

(1)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired, which is not deductible for tax purposes.
The operating results of Unibased are not material for proforma disclosure.

NOTE 4 — LEASES
We rent office and data center space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2022. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows:

	Facilities	Equipment	Fiscal Year Totals
2014 (three months remaining)	$206,000	$8,000	$214,000
2015	1,030,000	5,000	1,035,000
2016	969,000	2,000	971,000
2017	1,007,000	—	1,007,000
2018	1,039,000	—	1,039,000
Thereafter	2,435,000	—	2,435,000
Total	$6,686,000	$15,000	$6,701,000

Rent and leasing expense for facilities and equipment was $493,000 and $324,000 for the three months ended October 31, 2014 and 2013, respectively, and $1,330,000 and $877,000 for the nine months ended October 31, 2014 and 2013, respectively.

The Company has a capital lease to finance office equipment purchases. The balance of capital lease equipment was $1,515,000 and  $261,000 as of October 31, 2014 and January 31, 2014, respectively, and the balance of accumulated depreciation was $328,000 and $76,000,  as of October 31, 2014 and January 31, 2014, respectively. The amortization expense of leased equipment is included in depreciation expense.

NOTE 5 — DEBT
Term Loan and Line of Credit
On August 16, 2012, we amended the subordinated term loan and line of credit agreements with Fifth Third Bank, whereby Fifth Third Bank provided us with a $5,000,000 revolving line of credit, a $5,000,000 senior term loan and a $9,000,000 subordinated term loan, a portion of which was used to refinance the previously outstanding $4,120,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In December 2013, we amended and restated our previously outstanding senior credit agreement and amended the subordinated credit agreement to increase the senior term loan to $8,500,000, reduce the interest rates, and extend the maturity of the senior term loan and the revolving line of credit to December 1, 2018 and December 1, 2015, respectively. In January 2014, we paid the subordinated term loan in full. The outstanding senior term loan is secured by substantially all of our assets. The senior term loan principal balance is payable in monthly installments of $101,000, which started in January 2014 and will continue through the maturity date, with the full remaining unpaid principal balance due at maturity. Borrowings under the senior term loan bear interest at a rate of LIBOR plus 5.25%. However, as a result of our interest rate swap, the interest rate was fixed at 6.42% until October 27, 2014, when the interest rate swap agreement was terminated. Accrued and unpaid interest on the senior term loan is due monthly through maturity.
Borrowings under the revolving line of credit bear interest at a rate equal to LIBOR plus 3.50%. A commitment fee of 0.40% is incurred on the unused revolving line of credit balance, and is payable quarterly. As of October 31, 2014, we had no outstanding borrowings and had accrued $3,000 in unused balance commitment fees.
We paid $116,000 in closing fees in connection with this senior term loan, which has been recorded as a debt discount and is being amortized to interest expense over the term of the loan using the effective interest method.
We are subject to certain financial and operational covenants pursuant to the senior term loan and line of credit facilities. The significant financial covenants are as follows: (i) maintain minimum liquidity of $5,750,000 as of September 30, 2014 or at any time thereafter; (ii) maintain a fixed charge coverage ratio for the fiscal quarter ended October 31, 2014 and each fiscal quarter thereafter of not less than 1.00:1, calculated quarterly on a trailing four quarter basis, provided, however, that for each quarterly period ending prior to July 31, 2015, the fixed charge coverage ratio will be determined for the period from August 1, 2014 to the end of such quarterly period; and (iii) on a consolidated basis, maintain ratio of senior funded debt to adjusted EBITDA less than 3.00:1 as of the end of fiscal quarters ended October 31, 2014, and January 31, 2015, and less than 2.50:1 as of each fiscal quarter thereafter, calculated quarterly on a trailing four fiscal quarter basis. Given the refinancing and termination of the senior term loan and line of credit facilities in November 2014, we did not measure compliance with these financial covenants for the period ended October 31, 2014.  If we had been required to measure compliance, we would not have been in compliance with these financial covenants.  Our new credit facility, which is described in more detail under Note 8 below, includes financial covenants that are more favorable to the company. In addition, the credit facilities prohibit the Company from paying dividends on the common and preferred stock.
Outstanding principal balances on debt consisted of the following at:

	October 31, 2014	January 31, 2014
Senior term loan (1)	$7,387,000	$8,298,000
Note payable	600,000	900,000
Capital lease	1,568,000	227,000
Total	9,555,000	9,425,000
Less: Current portion	2,009,000	1,620,000
Non-current portion of debt	$7,546,000	$7,805,000
 _______________

(1)
Amount represents total principal due, therefore, it is not reduced by the debt discount of $285,000 and $112,000 as of October 31, 2014 and January 31, 2014, respectively. In the condensed consolidated balance sheets, the term loan is presented net of this discount.

Future principal repayments of debt consisted of the following at October 31, 2014:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Senior Term Loan	Note Payable	Capital Lease (1)	Total
2014	$304,000	$—	$229,000	$533,000
2015	1,214,000	300,000	858,000	2,372,000
2016	1,214,000	300,000	457,000	1,971,000
2017	1,214,000	—	105,000	1,319,000
2018 and thereafter	3,441,000	—	—	3,441,000
Total repayments	$7,387,000	$600,000	$1,649,000	$9,636,000
 _______________

(1)	Future minimum lease payments include principal plus interest.

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

NOTE 6 — CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock
At October 31, 2014, we had 2,949,995 shares of Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) outstanding. Each share of the Preferred Stock is convertible into one share of the Company's common stock. The Preferred Stock does not pay a dividend; however, the holders are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the ten day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the 60 day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.
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

NOTE 7 — INCOME TAXES
Income tax expense consists of federal, state and local tax provisions. For the nine months ended October 31, 2014 and 2013, we recorded federal tax expense of zero and $126,000, respectively. For the nine months ended October 31, 2014 and 2013, we recorded state and local tax expense of $2,000 and $33,000, respectively.

NOTE 8 — SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the condensed consolidated financial statements filed on Form 10-Q with the SEC and no events have occurred that require disclosure, except for the following.

On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto. Pursuant to the Credit Agreement, the lenders agreed to provide a $10,000,000 senior term loan and a $5,000,000 revolving line of credit. Amounts outstanding under the Credit Agreement bear interest at variable rates depending on the Company’s election, either at a base rate or at LIBOR, in each case, plus an applicable margin. Subject to the Company’s leverage ratio, the applicable base rate margin will vary from 3.25% to 4.25% and the applicable LIBOR rate margin will vary from 4.25% to 5.25%. The term loan and line of credit mature on November

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21, 2019 and provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. The Credit Agreement includes customary financial covenants, including the requirement that the Company maintain minimum liquidity of $5,000,000 and the requirement that the Company achieve certain minimum EBITDA levels. At closing, the Company repaid indebtedness under its prior credit facility using approximately $7,400,000 of the proceeds provided by the term loan. The prior credit facility with Fifth Third Bank was terminated concurrent with the entry of the Credit Agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. In this Report, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue, income, receivables, backlog, client attrition, acquisitions and other growth opportunities, sources of funding operations and acquisitions, the timing and closing of the asset acquisition from CentraMed, Inc., the sufficiency of available liquidity, research and development, and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.
Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part II, Item 1A, and the other cautionary statements in other documents we file with the SEC, including the following:

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

Results of Operations

Proprietary software and term licenses — Proprietary software revenues recognized for the three and nine months ended October 31, 2014 decreased by $24,000, or 19%, and $1,800,000, or 86%, respectively, over the prior comparable periods. This decrease is attributable to sales of our Looking Glass® Coding & CDI (formerly known as CollabraTM) suite of solutions in prior fiscal year. Revenues from term licenses for the three and nine months ended October 31, 2014 were $211,000, a decrease of $6,000 or 3%, and $650,000, a decrease of $80,000, or 11%, respectively, over the prior comparable periods. This decrease is primarily attributable to the fact that in prior periods some maintenance revenue was recorded as term license revenue, which was corrected later in fiscal 2013.
Hardware and third-party software — Revenues from hardware and third-party software sales for the three and nine months ended October 31, 2014 were $31,000, an increase of $28,000 or 933%, and $50,000, a decrease of $27,000, or 35%, respectively, over the prior comparable periods. Fluctuations from period to period are a function of client demand.
Professional services — Revenues from professional services for the three and nine months ended October 31, 2014 were $448,000, a decrease of $519,000, or 54%, and $1,732,000, a decrease of $1,194,000, or 41%, respectively, from the prior comparable periods. This decrease is primarily attributable to the nature of recognizing professional services revenues once certain milestones are met, which can cause fluctuations from period to period.
Maintenance and support — Revenues from maintenance and support for the three and nine months ended October 31, 2014 were $4,062,000, an increase of $539,000, or 15%, and $12,411,000, an increase of $1,887,000, or 18%, respectively, from the prior comparable periods. This increase resulted from the acquisition of the Looking Glass Clinical Analytics solution and Unibased, with $196,000 and $589,000 resulting from Looking Glass Clinical Analytics, which was acquired in October 2013, and $402,000 and $1,145,000 attributable to Unibased, acquired in February 2014, for the three and nine month periods, respectively. Typically, maintenance renewals include a price increase based on the prevailing consumer price index.
Software as a Service (SaaS) — Revenues from SaaS for the three and nine months ended October 31, 2014 were $1,980,000, an increase of $87,000, or 5%, and $5,887,000, an increase of $265,000, or 5%, from the prior comparable periods. This increase resulted from the acquisition of Looking Glass Clinical Analytics solution and Unibased, with $80,000 and $241,000 attributable to Looking Glass Clinical Analytics and $56,000 and $168,000 resulting from Unibased for the three and nine month periods, respectively.

Cost of Sales

	Three Months Ended
(in thousands):	October 31, 2014	October 31, 2013	Change	% Change
Cost of systems sales	$835	$612	$223	36%
Cost of professional services	681	1,263	(582)	(46)%
Cost of maintenance and support	756	740	16	2%
Cost of software as a service	770	520	250	48%
Total cost of sales	$3,042	$3,135	$(93)	(3)%

	Nine Months Ended
(in thousands):	October 31, 2014	October 31, 2013	Change	% Change
Cost of systems sales	$2,505	$1,912	$593	31%
Cost of professional services	2,446	3,504	(1,058)	(30)%
Cost of maintenance and support	2,553	2,520	33	1%
Cost of software as a service	2,113	1,613	500	31%
Total cost of sales	$9,617	$9,549	$68	1%
The decrease in cost of sales for the three months ended October 31, 2014 from the comparable prior period is primarily the result of decreased personnel expense related to professional services delivery. The increase in cost of sales for the nine months ended October 31, 2014 from the comparable prior period is primarily the result of incremental operational costs incurred for the acquired Unibased operations as well as the amortization of the internally-developed software acquired as part of the Unibased acquisition.
Cost of systems sales includes amortization and impairment of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period to period depending on hardware and software configurations of the systems sold. The relatively fixed cost of the capitalized software amortization, without the addition of any impairment charges, compared to the variable nature of system sales, causes these percentages to vary dramatically.
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
The cost of software-as-a-service solutions is relatively fixed, subject to inflation for the goods and services it requires. The increase is related to incremental data center costs that were incurred in the three and nine months ended October 31, 2014 that had no comparable expense for the prior comparable periods.
Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	October 31, 2014	October 31, 2013	Change	% Change
General and administrative expenses	$3,298	$2,519	$779	31%
Sales and marketing expenses	932	854	78	9%
Total selling, general, and administrative	$4,230	$3,373	$857	25%

	Nine Months Ended
(in thousands):	October 31, 2014	October 31, 2013	Change	% Change
General and administrative expenses	$9,954	$7,995	$1,959	25%
Sales and marketing expenses	2,972	2,367	605	26%
Total selling, general, and administrative	$12,926	$10,362	$2,564	25%

General and administrative expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The increase over the prior year is primarily due to professional service fees incurred, as well as to the incremental increase for intangible amortization associated with the acquired CLG and Unibased. We recognized $346,000 and $1,051,000, respectively, in amortization expense for the three and nine months ended October 31, 2014 for intangible assets as compared to $315,000 and $946,000, respectively, in the prior comparable periods. We also incurred increased expense due to audit and other professional services.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff; advertising and marketing expenses, including trade shows and similar sales and marketing expenses. The increase in sales and marketing expense reflects an increase in personnel and costs associated with increased trade show activity and other marketing programs.
Product Research and Development

	Three Months Ended
(in thousands):	October 31, 2014	October 31, 2013	Change	% Change
Research and development expense	$2,275	$1,370	$905	66%
Plus: Capitalized research and development cost	152	250	(98)	(39)%
Total research and development cost	$2,427	$1,620	$807	50%

	Nine Months Ended
(in thousands):	October 31, 2014	October 31, 2013	Change	% Change
Research and development expense	$6,851	$3,627	$3,224	89%
Plus: Capitalized research and development cost	503	1,048	(545)	(52)%
Total research and development cost	$7,354	$4,675	$2,679	57%

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Research and development expense increased due to incremental development staffing from the acquired CLG and Unibased business. During the current period, our development efforts shifted to solutions involving development costs that are not capitalized due to rapid release cycles. Research and development expenses for the nine months ended October 31, 2014 and 2013, as a percentage of revenues, were 33% and 17%, respectively.

Other Income (Expense)

Interest expense for the three months ended October 31, 2014 and 2013 was $181,000 and $580,000, respectively, and $524,000 and $1,735,000 for the nine months ended October 31, 2014 and 2013, respectively. Interest expense consists of interest and commitment fees on the line of credit, interest (including accruals for success fees) on the term loans entered into in conjunction with the Interpoint and Meta acquisitions, interest on the 2013 note payable, and is inclusive of deferred financing cost amortization expense. Interest expense decreased for the three and nine months ended October 31, 2014 over the prior comparable periods due to the payoff of the subordinated term loan in January 2014. We also recorded a valuation adjustment to our warrants liability of $(2,326,000) and $2,083,000 as miscellaneous (income) expense for the nine months ended October 31, 2014 and 2013, respectively, using assumptions made by management to adjust to the current fair market value of the warrants at the end of each fiscal period. In addition, miscellaneous expense for the three and nine months ended October 31, 2014 includes a $235,000 loss for exit costs associated with the Cincinnati, Ohio office operating lease.
Provision for Income Taxes
We recorded tax (expense) benefit of zero and $5,000, respectively, for the three months ended October 31, 2014 and 2013, respectively, and $(2,000) and $(159,000) for the nine months ended October 31, 2014 and 2013, respectively, which is comprised of estimated federal, state and local tax provisions.
Backlog

	October 31, 2014	October 31, 2013
Company proprietary software	$21,103,000	$2,529,000
Hardware and third-party software	126,000	20,000
Professional services	8,095,000	7,141,000
Maintenance and support	21,657,000	28,234,000
Software as a service	24,928,000	17,087,000
Total	$75,909,000	$55,011,000
At October 31, 2014, we had master agreements and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed which, if fully performed, would generate future revenues of $75,909,000 compared with $55,011,000 at October 31, 2013.
Our proprietary software backlog consists primarily of signed agreements to purchase software licenses and term licenses. The increase in backlog is primarily due to a a new multi-year term license for our Looking Glass® Clinical Analytics solution and to a new master service agreement with a new channel partner for our Abstracting workflow, which is part of our HIM, Coding & CDI solution suite.
Third-party hardware and software consists of signed agreements to purchase third-party hardware or third-party software licenses that have not been delivered to the client. These are products that we resell as components of the solution a client purchases. The increase in backlog is primarily due to an increase in agreements for third-party sales as opposed to the prior comparable period. These items are expected to be delivered in the next twelve months as implementations commence.

Professional services backlog consists of signed contracts for services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The increase in professional services backlog results from several large contracts booked during the quarter.
Maintenance and support backlog consists of maintenance agreements for licenses of our proprietary software and third-party hardware and software with clients and remarketing partners for which either an agreement has been signed or a purchase order under a master agreement has been received. We include in backlog the signed agreements through their respective renewal dates. Typical maintenance contracts are for a one-year term and are renewed annually. Clients typically prepay maintenance and support which is billed 30 to 60 days prior to the beginning of the maintenance period. Maintenance and support backlog at October 31, 2014 was $21,657,000 as compared to $28,234,000 at October 31, 2013. A significant portion of this decrease is due to an increased focus on converting clients to both SaaS contracts and term licenses.
At October 31, 2014, we were a party to SaaS agreements that are expected to generate revenues of $24,928,000 through their respective renewal dates in fiscal years 2014 through 2019. Typical SaaS terms are one to seven years in length. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client, and ultimately the official go-live on the system. Therefore, it is difficult for us to accurately predict the revenue it expects to achieve in any particular period.
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

Use of Non-GAAP Financial Measures
To provide investors with greater insight, and to allow for a more comprehensive understanding of the information used by management and the board of directors in its financial and operational decision-making, we may supplement the Condensed Consolidated Financial Statements presented on a GAAP basis in this quarterly report on Form 10-Q with the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share.
These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We compensate for such limitations by relying primarily on our GAAP results and using non-GAAP financial measures only as supplemental data. We also provide a reconciliation of non-GAAP to GAAP measures used. Investors are encouraged to review carefully this reconciliation. In addition, because these non-GAAP measures are not measures of financial performance under GAAP and are susceptible to varying calculations, these measures, as defined by us, may differ from and may not be comparable to similarly titled measures used by other companies.
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

Our lender uses an EBITDA measurement that is similar to the Adjusted EBITDA measurement described herein to assess our operating performance. The lender under our credit agreement requires delivery of compliance reports certifying compliance with financial covenants, certain of which are based on this EBITDA measurement that is similar to the Adjusted EBITDA measurement reviewed by our management and board of directors.
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

Adjusted EBITDA has all the inherent limitations of EBITDA. To properly and prudently evaluate our business, we encourage readers to review the GAAP financial statements included elsewhere in this quarterly report on Form 10-Q, and not rely on any single financial measure to evaluate our business. We also strongly urge readers to review the reconciliation of GAAP net earnings (loss) to Adjusted EBITDA, and GAAP earnings (loss) per diluted share to Adjusted EBITDA per diluted share in this section, along with the Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form  10-Q.
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

The following table reconciles net earnings (loss) to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share for the three and nine months ended October 31, 2014 and 2013 (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
Adjusted EBITDA Reconciliation	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Net loss	$(2,256)	$(6,232)	$(7,202)	$(9,770)
Interest expense	181	580	524	1,735
Income tax expense	—	(5)	2	159
Depreciation	310	152	671	490
Amortization of capitalized software development costs	905	691	2,736	2,087
Amortization of intangible assets	346	314	1,051	946
Amortization of other costs	50	23	121	47
EBITDA	(464)	(4,477)	(2,097)	(4,306)
Share-based compensation expense	421	378	1,286	1,204
Loss on disposal of fixed assets	27	—	111	—
Loss on early extinguishment of debt	115	—	115	—
Associate severances and other costs relating to transactions or corporate restructuring	255	—	831	383
Non-cash valuation adjustments to assets and liabilities	(1,061)	4,514	(2,206)	6,223
Transaction related professional fees, advisory fees, and other internal direct costs	1	138	176	363
Other non-recurring operating expenses	428	—	1,491	53
Adjusted EBITDA	$(278)	$553	$(293)	$3,920
Adjusted EBITDA margin(1)	(4)%	8%	(1)%	18%

Loss per share — diluted	$(0.14)	$(0.50)	$(0.44)	$(0.82)
Adjusted EBITDA per adjusted diluted share (2)	$(0.02)	$0.03	$(0.02)	$0.22
Diluted weighted average shares	18,309,677	13,257,943	18,210,034	12,884,711
Includable incremental shares — adjusted EBITDA(3)	—	5,058,763	—	5,130,937
Adjusted diluted shares	18,309,677	18,316,706	18,210,034	18,015,648
_______________

(1)	Adjusted EBITDA as a percentage of GAAP revenues.

(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

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
Operations are funded by cash generated by operations and borrowings under credit facilities. We believe that cash flows from operations are adequate to fund current obligations for the next twelve months. Cash and cash equivalents balances at October 31, 2014 and January 31, 2014 were $5,945,000 and $17,925,000, respectively. The decrease in cash was primarily the result of the Unibased acquisition. As of October 31, 2014, we had $9,784,000 in accounts receivable, of which $3,389,000 is in deferred revenue and, therefore, is not reflected on the condensed consolidated balance sheet. We believe that with the collection of outstanding accounts receivable, we will maintain liquidity of at least $5,000,000 as required by the debt covenants under our new credit agreement with Wells Fargo Bank, N.A. discussed below.
On November 21, 2014, we entered into a credit agreement with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto. Pursuant to the credit agreement, the lenders agreed to provide our primary operating subsidiary with a $10,000,000 senior term loan and a $5,000,000 revolving line of credit. Amounts outstanding under the credit agreement bear interest at variable rates depending on our election, either at a base rate or at LIBOR, in each case, plus an applicable margin. Subject to our leverage ratio, the applicable base rate margin under the credit agreement will vary from 3.25% to 4.25%, and the applicable LIBOR rate margin will vary from 4.25% to 5.25%. In addition, we are also required to pay customary fees and expenses. At closing, we repaid indebtedness under our prior credit facility with Fifth Third Bank, N.A. using approximately $7,400,000 of the proceeds provided by the term loan under the credit agreement with Wells Fargo Bank. The prior credit facility with Fifth Third Bank was terminated concurrent with the entry of the credit agreement with Wells Fargo Bank.
The term loan and line of credit under our new credit agreement mature on November 21, 2019 and provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. Amounts outstanding under the credit agreement are limited to a percentage of our maintenance, support term license, hosting, and subscription revenues for the preceding 12 months. The term loan and line of credit have been guaranteed by us and our other subsidiaries and are secured by substantially all of our assets and those of our subsidiaries. The credit agreement includes customary financial covenants, including the requirement that we maintain minimum liquidity of $5,000,000 and the requirement that we achieve certain minimum EBITDA levels. The credit agreement also includes negative covenants limiting, subject to exceptions, certain liens, indebtedness, investments, acquisitions, dispositions of assets, restricted payments and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default.
Continued expansion may require us to take on additional debt, or raise capital through issuance of equities, or a combination of both. There can be no assurance we will be able to raise the capital required to fund further expansion.
Significant cash obligations

(in thousands)	As of October 31, 2014	As of January 31, 2014
Term loans (1)	$7,387	$8,298
Note payable (1)	600	900
Capital leases (1)	1,568	227
Royalty liability (2)	2,377	2,264
_______________

(1)	Reference “Note 5 – Debt” in the Notes to the Condensed Consolidated Financial Statements for additional information.

(2)	Reference “Note 3 – Acquisitions and Strategic Agreements” in the Notes to the Condensed Consolidated Financial Statements for additional information.

Operating cash flow activities

(in thousands)	Nine Months Ended
	October 31, 2014	October 31, 2013
Net loss	$(7,202)	$(9,770)
Non-cash adjustments to net loss	4,309	11,397
Cash impact of changes in assets and liabilities	531	(865)
Operating cash flow	$(2,362)	$762

The increase in net cash used in operating activities is primarily due to a decrease in profitability with lower non-cash valuation adjustments. The decrease in non-cash adjustments is mainly due to the settlement in fiscal 2013 of the earn-out consideration in connection with the Interpoint acquisition, as well as the warrant liability mark-to-market charges.
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
Investing cash flow activities

(in thousands)	Nine Months Ended
	October 31, 2014	October 31, 2013
Purchases of property and equipment	$(1,863)	$(106)
Capitalized software development costs	(503)	(1,048)
Payments for acquisitions	(6,059)	(3,000)
Investing cash flow	$(8,425)	$(4,154)
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
Financing cash flow activities

(in thousands)	Nine Months Ended
	October 31, 2014	October 31, 2013
Principal repayments on term loan	$(911)	$(938)
Principal repayments on note payable	(300)	—
Principal payments on capital lease obligations	(165)	—
Payment of deferred financing costs	(256)	—
Proceeds from the exercise of stock options and stock purchase plans	438	1,093
Financing cash flow	$(1,194)	$155
The increase in cash used in financing activities was primarily the result of a decrease of stock option exercises, principal payments on note payable and capital lease obligations, and the payment of deferred financing costs.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We had cash and cash equivalents totaling $5,945,000 as of October 31, 2014. The cash and cash equivalents are held for working capital purposes in deposit accounts. We do not enter into investments for trading or speculative purposes. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates on our deposit accounts given the historical low levels of interest being earned on short-term fixed-rate cash operating accounts.
Our senior credit facility with Fifth Third Bank as of October 31, 2014 consisted of a $7,387,000 outstanding senior term loan and a $5,000,000 revolving line of credit with no amount outstanding. On November 21, 2014, we entered into a new credit agreement with Wells Fargo Bank, N.A. and terminated our prior credit agreement with Fifth Third Bank. Pursuant to the new credit agreement, the lenders agreed to provide our primary operating subsidiary with a $10,000,000 senior term loan and a $5,000,000 revolving line of credit. Amounts outstanding under the credit agreement bear interest at variable rates depending on our election, either at a base rate or at LIBOR, in each case, plus an applicable margin. Subject to our leverage ratio, the applicable base rate margin under the credit agreement will vary from 3.25% to 4.25%, and the applicable LIBOR rate margin will vary from 4.25% to 5.25%. Our exposure to interest rate risk under the facility depends on the extent to which we utilize the facility. Assuming full utilization of our new credit facility, a hypothetical 100 basis point change in interest rates would result in an approximate $100,000 change in annual pre-tax income (loss).
Foreign Currency Exchange Risk
To date, we have two client agreements denominated in Canadian dollars and therefore we have limited exposure to foreign currency rate fluctuations related to our revenue. We do not currently engage in foreign currency hedging transactions. A hypothetical change of 10% in foreign currency exchange rates would not have a material effect on our consolidated financial condition or results of operations.

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
As part of our efforts to improve our finance and accounting function and to remediate the material weaknesses that existed in our internal control over financial reporting and our disclosure controls and procedures, we developed a remediation plan (the “Remediation Plan”) pursuant to which we have implemented, or plan to implement, a number of measures. The Remediation Plan, among other things, includes the following:
•Staffing: In late July 2014, we hired Michael Halloran to serve as our Controller and new principal accounting officer. In addition, we hired a Director of Revenue Accounting to better ensure compliance with our revenue recognition policies.
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

We are subject to certain financial and operational covenants pursuant to the senior term loan and line of credit facilities. The significant financial covenants are that we must (i) maintain certain minimum levels of EBITDA tested on a quarterly basis; and (ii) maintain at all times a minimum liquidity of $5,000,000.
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

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the capitalization of software development costs. Due to the inherent nature of these estimates, we may be required to significantly increase or decrease such estimates upon determination of the actual results. Any required adjustments could have a material adverse effect on us and our results of operations.

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
As of October 31, 2014, we had 2,949,995 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 15 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2014 and our other SEC filings.

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

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: December 9, 2014	By:	/S/ Robert E. Watson
Robert E. Watson Chief Executive Officer
DATE: December 9, 2014	By:	/S/ Nicholas A. Meeks
Nicholas A. Meeks Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1
Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Form 10-Q, as filed with the SEC on September 15, 2014).

10.1*	Employment Agreement dated September 10, 2014 by and between Streamline Health Solutions, Inc. and David Sides.
10.2*	Credit Agreement dated as of November 21, 2014 by and among Wells Fargo Bank, National Association, the lenders that are parties thereto, Streamline Health Solutions, Inc. and Streamline Health, Inc.
10.3
Streamline Health Solutions, Inc. 2013 Stock Incentive Plan (Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on July 21, 2014).

10.4	Form of Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference from Exhibit 10.2 of the Form 8-K, as filed with the SEC on August 25, 2014).
10.5	Form of Restricted Stock Award Agreement for Executives (Incorporated by reference from Exhibit 10.3 of the Form 8-K, as filed with the SEC on August 25, 2014).
10.6	Form of Stock Option Agreement for Executives (Incorporated by reference from Exhibit 10.4 of the Form 8-K, as filed with the SEC on August 25, 2014).
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10-Q for the three-month period ended October 31, 2014 filed with the SEC on December 9, 2014, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at October 31, 2014 and January 31, 2014, (ii) Condensed Consolidated Statements of Operations for three- and nine-month periods ended October 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for three- and nine-month periods ended October 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three- and nine-month periods ended October 31, 2014 and 2013, and (v) Notes to the Condensed Consolidated Financial Statements.

_______________

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.