Form 10-K
period 2015-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2015-04-16
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
(404) 920-2396
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing price as reported by The NASDAQ Stock Market, Inc. for the Registrant’s Common Stock on July 31, 2014, was $90,947,975.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of March 18, 2015: 18,603,289

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. In this Report, both Part I, Item 1, “Business,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue, income, receivables, backlog, client attrition, acquisitions and other growth opportunities, sources of funding operations and acquisitions, the integration of our solutions, the performance of our channel partner relationships, the sufficiency of available liquidity, research and development, and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part I, Item 1A, and the other cautionary statements in other documents we file with the SEC, including the following:

•	competitive products and pricing;

•	product demand and market acceptance;

•	new product development;

•	key strategic alliances with vendors that resell our products;

•	our ability to control costs;

•	availability of products produced by third party vendors;

•	the healthcare regulatory environment;

•	potential changes in legislation, regulation and government funding affecting the healthcare industry;

•	healthcare information systems budgets;

•	availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems;

•	the success of our relationships with channel partners;

•	fluctuations in operating results;

•	critical accounting policies and judgments;

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other standard-setting organization;

•	changes in economic, business and market conditions impacting the healthcare industry, the markets in which we operate and nationally; and

•	our ability to maintain compliance with the terms of our credit facilities.

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

PART I

ITEM 1.    Business

Company Overview
Founded in 1989, the Company is a leading provider of transformational data-driven solutions for healthcare organizations. The Company provides computer software-based solutions through its Looking Glass® platform. Looking Glass® captures, aggregates and translates structured and unstructured data to deliver intelligently organized, easily accessible predictive insights to its clients. Hospitals and physician groups use the knowledge generated by the Looking Glass® platform to help them reduce exposure to risk, improve clinical, financial and operational performance and improve patient care.
The Company’s software solutions are delivered to clients either by purchased fixed-term or perpetual license, where such software is installed locally in the client’s data center, or by access to the Company’s data center systems through a secure connection in a software as a service (SaaS) delivery method.
The Company operates exclusively in one segment as a provider of health information technology solutions that improve healthcare processes and information flows within a healthcare facility. The Company sells its solutions and services in North America to hospitals and health systems, including physician practices, through its direct sales force and its reseller partnerships.
Unless the context requires otherwise, references to “Streamline Health,” the “Company,” “we,” “us” and “our” are intended to mean Streamline Health Solutions, Inc. All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following calendar year.
Solutions
The Company offers solutions to assist its clients in all areas of the patient care lifecycle including Patient Engagement, Patient Care, Health Information Management (HIM), Coding and Clinical Documentation Improvement (CDI), and Financial Management. Each suite of solutions is designed to improve the flow of critical patient information throughout the enterprise. Each of the Company’s solutions helps to transform and structure information between disparate information technology systems into actionable data, giving the end user comprehensive access to clinical and business intelligence to enable better decision-making. All solutions can be delivered either by perpetual license or fixed-term installed locally or accessed securely through SaaS.
Patient Engagement Solutions - These solutions assist clients with patient access at the very beginning of the care continuum, before care has been provided. Individual workflows include a patient portal, physician referral, patient eligibility and authorization, patient payment including charity management and patient scheduling. Many of these solutions assist clients in the completion of patient records by capturing, storing and intelligently distributing the unstructured data that exists at all touch points throughout the patient care continuum. They create a permanent, document-based repository of historical health information that integrates seamlessly with existing clinical, financial and administrative information systems.
Patient Care Solutions - These solutions enable healthcare providers to improve their patient care through individual workflows such as clinical analytics, operating room management, physician portal and care coordination. The Company’s Looking Glass® platform delivers industry leading clinical analytics that foster an open, continuous learning culture inside a healthcare organization empowering it with real-time, on-demand predictive insight for improved patient outcomes.
HIM, Coding & CDI Solutions - These solutions provide an integrated web-based software suite that enhances the productivity of CDI and Coding staff and enables the seamless sharing of patient data. This suite of solutions includes individual workflows such as content management, release of information, computer-assisted coding (eCAC), CDI, abstracting and physician query. The eCAC solution includes patented Natural Language Processing (NLP) that streamlines concurrent chart review and coding workflows.
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
Training Services — Training courses are offered to help clients quickly learn to use our solutions in the most efficient manner possible. Training sessions are available on-site or off for as few as one person or multiple staff members.
Electronic Image Conversion — The Company’s electronic image conversion service allows organizations to protect their repository of images while taking advantage of its content management technology. Electronic image conversion creates one repository that integrates directly with our clinical content management system. This service is available via the SaaS model or for locally-installed solutions.
Database Monitoring Services — The Company’s advanced database monitoring services for locally-installed clients help lighten the burden of ongoing system monitoring by the client’s information technology staff and ensure a continual, stable production environment. The Company’s database administrators ensure the client’s system is running optimally with weekly, manual checks of the database environment to identify system issues that may require further attention. Monitoring is done through protected connections to data security.
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
In December 2007, the Company entered into an agreement with Telus Health (formerly Emergis, Inc.), a large international telecommunications corporation based in Canada, in which Telus Health is integrating the Company’s document management repository and document workflow applications into its Oacis (Open Architecture Clinical Information System) Electronic Health Record solution. Through this agreement, the Company receives revenues from Canadian hospitals where its document management system is deployed.
In the fiscal years ended January 31, 2015, 2014 and 2013, the Company received revenue of approximately $26.0 million, $26.8 million and $22.3 million, respectively, from its U.S. customers. The Company received revenue of approximately $1.6 million, $1.7 million, and $1.5 million from foreign customers in the fiscal years ended January 31, 2015, 2014 and 2013, respectively.
In May 2012, the Company entered into a cross marketing agreement with RevPoint Health (formerly nTelegent), an automated workflow process provider with embedded real-time quality assurance functionality designed to enhance the patient registration process, decrease denials, reduce returned mail and complement the solution’s core focus of improving upfront cash. Under the terms of the agreement, RevPoint is permitted to utilize the Streamline Health business analytics solution to facilitate the increase of upfront cash and cash on hand, as well as reduce accounts receivable days and bad debt for clients. The companies offer each other’s services to their respective client bases to help maximize revenue cycle performance.
In December 2012, the Company entered into a cross marketing agreement with RSource, a leading provider of receivables management recovery solutions for healthcare providers. Under the terms of the agreement, RSource utilizes the Streamline Health business analytics solution to facilitate the revenue recovery services it provides to its clients, known as RCover. With Streamline’s Looking Glass® Financial Management solutions, RSource is able to identify financial opportunities for its clients and to work with any data set to generate fast, sustainable return on investment. In addition, the companies offer each other's services to their respective client bases to help maximize revenue cycle performance.
During fiscal year 2014, no individual client accounted for 10% or more of our total revenues. Two clients represented 16% and 10%, respectively, of total accounts receivable as of January 31, 2015.
During fiscal year 2013, one client, Montefiore Medical Center, accounted for 11% of total revenues. Two clients represented 13% and 9%, respectively, of total accounts receivable as of January 31, 2014.
Business Segments
We manage our business as one single business segment. For our total assets at January 31, 2015 and 2014 and total revenue and net loss for the fiscal years ended January 31, 2015, 2014 and 2013, see our consolidated financial statements included in Item 8 herein.

Contracts
The Company enters into master agreements with its clients that specify the scope of the system to be installed and services to be provided by the Company, as well as the agreed-upon aggregate price and the timetable for services. Typically these are multi-element arrangements that include a perpetual or term license installed locally at the client site (or the right to use the Company’s solutions as a part of SaaS services), and an initial maintenance term and any third-party components including hardware and software (included with SaaS services), as well as professional services for implementation, integration, process engineering, optimization and training. If the client purchases solutions via SaaS, the client is billed periodically for a specified term from one to seven years in length. The SaaS fee includes all maintenance and support services. The Company also generally provides SaaS clients professional services for implementation, integration, process engineering, optimization and training. Professional services are typically fixed-fee or hourly arrangements billable to clients based on agreed-to milestones or monthly.
The commencement of revenue recognition varies depending on the size and complexity of the system, the implementation schedule requested by the client and usage by clients of SaaS. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period. The Company’s master agreements generally provide that the client may terminate its agreement upon a material breach by the Company or may delay certain aspects of the installation. A termination or installation delay of one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company’s business, financial condition, and results of operations. Historically, the Company has not experienced a material amount of contract cancellations; however, the Company sometimes experiences delays in the course of contract performance and the Company accounts for them accordingly.
License fees
The Company incorporates software licensed from various vendors into its proprietary software. In addition, third-party, stand-alone software is required to operate the Company’s proprietary software. The Company licenses these software products and pays the required license fees when such software is delivered to clients.
Associates
As of January 31, 2015, the Company had 123 associates, a net increase of 15 during fiscal 2014. The Company utilizes independent contractors to supplement its staff, as needed. None of the Company’s associates are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good. The Company’s success depends, to a significant degree, on its management, sales and technical personnel.
For more information on contracts, backlog, acquisitions and research and development, see also ITEM 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Our revenues have been concentrated in a relatively small number of large clients, and we have historically derived a substantial percentage of our total revenues from a few clients. For the fiscal years ended January 31, 2015 and 2014, our five largest clients accounted for 24% and 31% of our total revenues, respectively. If one or more clients terminate all or any portion of a master agreement or delay installations or if we fail to procure additional agreements, there could be a material adverse effect on our business, financial condition and results of operations.

A significant increase in new software as a service (“SaaS”) contracts could reduce near-term profitability and require a significant cash outlay, which could adversely affect near term cash flow and financial flexibility.
If new or existing clients purchase significant amounts of our SaaS services, we may have to expend a significant amount of initial setup costs and time before those new clients are able to begin using such services, and we cannot begin to recognize revenues from those SaaS agreements until the commencement of such services. Accordingly, we anticipate that our near-term cash flow, revenue and profitability may be adversely affected by significant incremental setup costs from new SaaS clients that would not be offset by revenue until new SaaS clients go into production. While we anticipate long-term growth in profitability through increases in recurring SaaS subscription fees and significantly improved profit visibility, any inability to adequately finance setup costs for new SaaS solutions could result in the failure to put new SaaS solutions into production, and could have a material adverse effect on our liquidity, financial position and results of operations. In addition, this near-term cash flow demand could adversely impact our financial flexibility and cause us to forego otherwise attractive business opportunities or investments.

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
Our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly. Our ability to grow will depend upon the economic environment of the healthcare industry generally, as well as our ability to increase the number of solutions that we sell to our clients. The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions affect the purchasing practices, operation and, ultimately, the operating funds of healthcare organizations. In particular, changes in regulations affecting the healthcare industry, such as any increased regulation by governmental agencies of the purchase and sale of medical products, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned modifications of our solutions and services, or result in delays or cancellations of orders or reduce funds and demand for our solutions and services.
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
We currently compete with many other companies for the licensing of similar software solutions and related services. Several companies historically have dominated the clinical information systems software market and several of these companies have either acquired, developed or are developing their own content management, analytics and coding/clinical documentation improvement solutions as well as the resultant workflow technologies. The industry is undergoing consolidation and realignment as companies position themselves to compete more effectively. Many of these companies are larger than us and have significantly more resources to invest in their businesses. In addition, information and document management companies serving other industries may enter the market. Suppliers and companies with whom we may establish strategic alliances also may compete with us. Such companies and vendors may either individually, or by forming alliances excluding us, place bids for large agreements in competition with us. A decision on the part of any of these competitors to focus additional resources in any one of our three solutions stacks (content management, analytics and coding/clinical documentation improvement), workflow technologies and other markets addressed by us could have a material adverse effect on us.

The healthcare industry is evolving rapidly, which may make it more difficult for us to be competitive in the future.
The U.S. healthcare system is under intense pressure to improve in many areas, including modernization, universal access and controlling skyrocketing costs of care. We believe that the principal competitive factors in our market are client recommendations and references, company reputation, system reliability, system features and functionality (including ease of use), technological advancements, client service and support, breadth and quality of the systems, the potential for enhancements and future compatible solutions, the effectiveness of marketing and sales efforts, price and the size and perceived financial stability of the vendor. In addition, we believe that the speed with which companies in our market can anticipate the evolving healthcare industry structure and identify unmet needs are important competitive factors. If we are unable to keep pace with changing conditions and new developments, we will not be able to compete successfully in the future against existing or potential competitors.

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
Our intellectual property, which represents an important asset to us, has some protection against infringement through copyright and trademark law. We generally have little patent protection on our software. We rely upon license agreements, employment agreements, confidentiality agreements, nondisclosure agreements and similar agreements to maintain the confidentiality of our proprietary information and trade secrets. Notwithstanding these precautions, others may copy, reverse engineer or design independently, technology similar to our solutions. If we fail to protect adequately our intellectual property through trademarks and copyrights, license agreements, employment agreements, confidentiality agreements, nondisclosure agreements or similar agreements, our intellectual property rights may be misappropriated by others, invalidated or challenged, and our competitors could duplicate our technology or may otherwise limit any competitive technology advantage we may have. It may be necessary to litigate to enforce or defend our proprietary technology or to determine the validity of the intellectual property rights of others. Any litigation could be successful or unsuccessful, may result in substantial cost and require significant attention by management and technical personnel.
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
Our software incorporates software licensed from various vendors into our proprietary software. In addition, third-party, stand-alone software is required to operate some of our proprietary software modules. The loss of the ability to use these third-party products, or ability to obtain substitute third-party software at comparable prices, could have a material adverse effect on our ability to license our software.

Our solutions may not be error-free and could result in claims of breach of contract and liabilities.
Our solutions are very complex and may not be error-free, especially when first released. Although we perform extensive testing, failure of any solution to operate in accordance with its specifications and documentation could constitute a breach of the license agreement and require us to correct the deficiency. If such deficiency is not corrected within the agreed-upon contractual limitations on liability and cannot be corrected in a timely manner, it could constitute a material breach of a contract allowing the termination thereof and possibly subjecting us to liability. Also, we sometimes indemnify our clients against third-party infringement claims. If such claims are made, even if they are without merit, they could be expensive to defend. Our license and SaaS agreements generally limit our liability arising from these types of claims, but such limits may not be enforceable in some jurisdictions or under some circumstances. A significant uninsured or under-insured judgment against us could have a material adverse impact on us.

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

We may not have access to sufficient or cost-efficient capital to support our growth, execute our business plans and remain competitive in our markets.
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
In November 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto. Pursuant to the Credit Agreement, the lenders agreed to provide a $10,000,000 senior term loan and a $5,000,000 revolving line of credit to our primary operating subsidiary. At closing, the Company repaid indebtedness under its prior credit facility using approximately $7,400,000 of the proceeds provided by the term loan. The prior credit facility with Fifth Third Bank was terminated concurrent with the entry of the Credit Agreement.

The Credit Agreement includes customary financial covenants, including the requirements that the Company maintain certain minimum liquidity and achieve certain minimum EBITDA levels.
On April 15, 2015, we received a waiver from the lender for noncompliance with the minimum EBITDA covenant at January 31, 2015. Pursuant to the terms of the waiver and amendment to the Credit Agreement, from April 30, 2016 and each quarter thereafter, we must reach agreement with the lenders as to the minimum applicable amount of EBITDA we are required to achieve based on the most recent financial projections we submit to the lenders under the Credit Agreement. If we are unable to reach agreement with the lenders, or if the lenders do not approve our projections, we will be in immediate breach of the minimum EBITDA covenant. Additionally, pursuant to the terms of the waiver and amendment to the Credit Agreement, we are required to maintain additional minimum liquidity of at least (i) $5,000,000 through April 15, 2015, (ii) $6,500,000 from April 16, 2015 through and including July 30, 2015, (iii) $7,000,000 from July 31, 2015 through and including January 30, 2016, and (iv) $7,500,000 from January 31, 2016 through and including the maturity date of the credit facility.
If we do not maintain compliance with all of the continuing covenants and other terms and conditions of the credit facility or secure a waiver for any non-compliance, we could be required to repay outstanding borrowings on an accelerated basis, which could subject us to decreased liquidity and other negative impacts on our business, results of operations and financial condition. Furthermore, if we needed to do so, it may be difficult for us to find an alternative lending source. In addition, because our assets are pledged as a security under our credit facilities, if we are not able to cure any default or repay outstanding borrowings, our assets are subject to the risk of foreclosure by our lenders. Without a sufficient credit facility, we would be adversely affected by a lack of access to liquidity needed to operate our business. Any disruption in access to credit could force us to take measures to conserve cash, such as deferring important research and development expenses, which measures could have a material adverse effect on us.

Our outstanding preferred stock and warrants have significant redemption and repayment rights that could have a material adverse effect on our liquidity and available financing for our ongoing operations.
In August 2012, we completed a private offering of preferred stock, warrants and convertible notes to a group of investors for gross proceeds of $12 million. In November 2012, the convertible notes converted into shares of preferred stock. The preferred stock is redeemable at the option of the holders thereof anytime after August 31, 2016 if not previously converted into shares of common stock. We may not achieve the thresholds required to trigger automatic conversion of the preferred stock, and alternatively, holders may not voluntarily elect to convert the preferred stock into common stock. The election of the holders of our preferred stock to call for redemption of the preferred stock could subject us to decreased liquidity and other negative impacts on our business, results of operations, and financial condition. For additional information regarding the terms, rights and preferences of the preferred stock and warrants, see Note 15 to our consolidated financial statements included herein and our other SEC filings.

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
Our operating results have fluctuated from quarter-to-quarter in the past, and we may experience continued fluctuations in the future. Future revenues and operating results may vary significantly from quarter-to-quarter as a result of a number of factors, many of which are outside of our control. These factors include: the relatively large size of client agreements; unpredictability in the number and timing of system sales and sales of application hosting services; length of the sales cycle; delays in installations; changes in client's financial condition or budgets; increased competition; the development and introduction of new products and services; the loss of significant clients or remarketing partners; changes in government regulations, particularly as they relate to the healthcare industry; the size and growth of the overall healthcare information technology markets; any liability and other claims that may be asserted against us; our ability to attract and retain qualified personnel; national and local general economic and market conditions; and other factors discussed in this report and our other filings with the SEC.

The preparation of our financial statements requires the use of estimates that may vary from actual results.
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, we may be required to significantly increase or decrease such estimates upon determination of the actual results. Any required adjustments could have a material adverse effect on us and on the results of operations, and could result in the restatement of our prior period financial statements.

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
In connection with our expansion into foreign markets, which currently consists of Canada, we sometimes receive payment in currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect our net sales and gross margins from our non-U.S. dollar-denominated revenue, as expressed in U.S. dollars. There is also a risk that we will have to adjust local currency solution pricing due to competitive pressures when there has been significant volatility in foreign currency exchange rates.

Risks Relating to an Investment in Our Securities

The market price of our common stock is likely to be highly volatile as the stock market in general can be highly volatile.
The public trading of our common stock is based on many factors that could cause fluctuation in the price of our common stock. These factors may include, but are not limited to:

•	General economic and market conditions;

•	Actual or anticipated variations in annual or quarterly operating results;

•	Lack of or negative research coverage by securities analysts;

•	Conditions or trends in the healthcare information technology industry;

•	Changes in the market valuations of other companies in our industry;

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	Announced or anticipated capital commitments;

•	Ability to maintain listing of our common stock on The Nasdaq Stock Market;

•	Additions or departures of key personnel; and

•	Sales and repurchases of our common stock by us, our officers and directors or our significant stockholders, if any.

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
We are generally not restricted from issuing in public or private offerings additional shares of common stock or preferred stock (except for certain restrictions under the terms of our outstanding preferred stock), and other securities that are convertible into or exchangeable for, or that represent a right to receive, common stock or preferred stock or any substantially similar securities. Such offerings represent the potential for a significant increase in the number of outstanding shares of our common stock. The market price of our common stock could decline as a result of sales of common stock or preferred stock or similar securities in the market made after an offering or the perception that such sales could occur.

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
As of January 31, 2015, we had 2,949,995 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 15 to our consolidated financial statements included herein and our other SEC filings.

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

ITEM 1B.    Unresolved Staff Comments
Not applicable.

ITEM 2.    Properties
The Company’s principal offices are located at 1230 Peachtree Street, NE, Suite 600, Atlanta, GA 30309. The Company leases all of its properties. For fiscal 2014, the aggregate rental expense for the Company's leased properties was $1,470,000. The following table provides information regarding each property currently leased by the Company.

Location	Area (Sq. Feet)	Principal Business Function	End of Term	Renewal Option
Atlanta, GA	24,335	Corporate Office	November 30, 2022	None
Cincinnati, OH	21,700	Vacated Office	July 15, 2015	None
New York, NY	10,350	Satellite Office	November 29, 2019	None
Cincinnati, OH	1,166	Vacated Data Center	February, 2015	None

The Company believes that its facilities are adequate for its current needs and that suitable alternative space is available to accommodate expansion of the Company’s operations. During the third quarter of fiscal 2014, we vacated the leased office space in Cincinnati, Ohio as part of our plan to consolidate our operations in Atlanta and New York. In February 2015, we completed the migration of all data hosted in our Cincinnati data center to Atlanta.

ITEM 3.    Legal Proceedings
We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. Other than the matter described under Note 13 to our consolidated financial statements included herein, we are not aware of any legal matters that could have a material adverse effect on our consolidated results of operations, or consolidated financial position, or consolidated cash flows.

ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
The Company’s common stock trades on The NASDAQ Stock Market (“NASDAQ”) under the symbol STRM. The table below sets forth the high and low sales prices for the Company’s common stock for each of the quarters in fiscal years 2014 and 2013, as reported by NASDAQ. The closing price of the Company’s common stock on April 1, 2015 was $3.53 per share as reported by NASDAQ.

Fiscal Year 2014	High	Low
4th Quarter (November 1, 2014 through January 31, 2015)	$4.38	$3.25
3rd Quarter (August 1, 2014 through October 31, 2014)	5.01	3.22
2nd Quarter (May 1, 2014 through July 31, 2014)	5.77	4.17
1st Quarter (February 1, 2014 through April 30, 2014)	6.75	4.70

Fiscal Year 2013	High	Low
4th Quarter (November 1, 2013 through January 31, 2014)	$8.50	$5.53
3rd Quarter (August 1, 2013 through October 31, 2013)	8.40	6.52
2nd Quarter (May 1, 2013 through July 31, 2013)	7.71	5.79
1st Quarter (February 1, 2013 through April 30, 2013)	7.42	5.12

According to the stock transfer agent’s records, the Company had 215 stockholders of record as of April 1, 2015. Because brokers and other institutions on behalf of stockholders hold many of such shares, the Company is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. The Company estimates that it has approximately 3,200 stockholders, based on information provided by the Company’s stock transfer agent from their search of individual participants in security position listings.
The Company has not paid any cash dividends on its common stock since its inception and dividend payments are prohibited or restricted under debt agreements.
Stock Price Performance Graph
The graph below reflects the cumulative stockholder return on the Company’s shares compared to the return of the S&P SmallCap 600 index and the S&P 1500 Health Care Technology index on an annual basis. The graph reflects the investment of $100 (with reinvestment of all dividends) on January 31, 2010 in the Company’s stock, the S&P SmallCap 600 index and the S&P 1500 Health Care Technology index, a published industry peer group index. The total cumulative dollar returns shown below represent the value that such investments would have had on January 31, 2015. The stock price performance shown in this graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return

$300
$250
$200
$150
$100
$50
$0
1/31/10
1/31/11
1/31/12
1/31/13
1/31/14
1/31/15
Streamline Health Solutions, Inc.
S&P SmallCap 600 Index
S&P 1500 Health Care Technology Index

Total Return To Shareholders
(Includes reinvestment of dividends)

ANNUAL RETURN PERCENTAGE
		Years ended January 31,
Company / Index		2011	2012	2013	2014	2015
Streamline Health Solutions, Inc.		(15.84)%	(11.29)%	229.09%	11.23%	(33.44)%
S&P SmallCap 600 Index		30.93	7.50	15.45	28.44	6.15
S&P 1500 Health Care Technology Index		32.71	10.42	7.83	38.55	0.79

INDEXED RETURNS
	Base Period	Years ended January 31,
Company / Index	1/31/2010	2011	2012	2013	2014	2015
Streamline Health Solutions, Inc.	100	$84.16	$74.66	$245.70	$273.30	$181.90
S&P SmallCap 600 Index	100	130.93	140.75	162.50	208.71	221.55
S&P 1500 Health Care Technology Index	100	132.71	146.55	158.03	218.95	220.69

ITEM 6.    Selected Financial Data
The selected consolidated financial data presented below as of and for the years ended January 31, 2015, 2014, 2013, 2012, and 2011 is derived from our audited consolidated financial statements.

Consolidated Statements of Operations Data (a):	Fiscal Year
	2014	2013	2012	2011	2010
Revenues:
Systems sales	$1,214,879	$3,239,569	$1,463,225	$722,195	$2,557,797
Professional services	2,580,167	3,641,731	3,792,569	3,369,875	3,641,265
Maintenance and support	16,157,371	13,986,566	11,211,197	8,867,697	7,856,704
Software as a service	7,672,990	7,626,837	7,299,812	4,156,441	3,550,225
Total revenues	27,625,407	28,494,703	23,766,803	17,116,208	17,605,991
Operating expenses:
Cost of systems sales	3,536,495	3,142,525	2,747,230	2,237,899	3,827,313
Cost of services	3,458,984	4,052,113	3,087,997	2,630,314	3,120,740
Cost of maintenance and support	3,087,842	3,460,500	3,245,569	2,199,803	2,440,838
Cost of software as a service	2,920,403	2,523,184	2,512,156	1,815,986	1,902,521
Selling, general and administrative	16,225,574	14,546,335	10,060,469	6,577,101	6,406,190
Research and development	9,756,206	7,088,077	2,948,313	1,408,749	1,759,694
Impairment of intangible assets (b)	1,952,000	—	—	—	—
Total operating expenses	40,937,504	34,812,734	24,601,734	16,869,852	19,457,296
Operating loss	(13,312,097)	(6,318,031)	(834,931)	246,356	(1,851,305)
Other income (expense):
Interest expense (c)	(748,969)	(1,765,813)	(1,957,010)	(178,524)	(116,392)
Loss on conversion of convertible notes (d)	—	—	(5,970,002)	—	—
Loss on early extinguishment of debt	(429,849)	(160,713)	—	—	—
Miscellaneous (expenses) income (e)	1,592,449	(3,573,091)	494,677	(30,943)	34,080
Loss before income taxes	(12,898,466)	(11,817,648)	(8,267,266)	36,889	(1,933,617)
Income tax benefit	887,009	100,458	2,888,537	(24,315)	(1,017,000)
Net loss	(12,011,457)	(11,717,190)	(5,378,729)	12,574	(2,950,617)
Less: deemed dividends on Series A Preferred Shares (d)	(1,038,310)	(1,180,904)	(176,048)	—	—
Net loss attributable to common shareholders	$(13,049,767)	$(12,898,094)	$(5,554,777)	$12,574	$(2,950,617)
Basic net loss per common share	$(0.71)	$(0.94)	$(0.48)	$—	$(0.31)
Number of shares used in basic per common share computation	18,261,800	13,747,700	11,634,540	9,887,841	9,504,986
Diluted net loss per common share	$(0.71)	$(0.94)	$(0.48)	$—	$(0.31)
Number of shares used in diluted per common share computation	18,261,800	13,747,700	11,634,540	9,899,073	9,504,986
_______________

(a)
Fiscal years 2011, 2012, 2013, and 2014 amounts include the results of operations of the following acquisitions: Interpoint Partners, LLC (“Interpoint”), from December 11, 2011; Meta Health Technology, Inc. (“Meta”), from August 16, 2012; Clinical Looking Glass (“CLG”), from October 25, 2013; and Unibased Systems Architecture, Inc., from February 3, 2014.

(b)	In fiscal 2014, Meta trade name was deemed impaired and written off in full, resulting in a $1,952,000 loss.

(c)
Interest expense increased during 2012 primarily as a result of increases in the term loans interest and success fees associated with the Fifth Third Bank credit agreements, entered into to fund the Interpoint and Meta acquisitions - Please refer to Note 6 - Debt to our consolidated financial statements included herein for additional details on these credit agreements.

(d)	Please refer to Note 15 - Private Placement Investment to our consolidated financial statements included herein for details on convertible notes and Series A Preferred Shares.

(e)
Fiscal 2013 includes expense related to cumulative change in value of the earn-out totaling $3,580,000. Fiscal 2014 includes $2,283,000 in income related to valuation adjustment for warrants liability.

Consolidated Balance Sheets Data (a):	January 31
	2015	2014	2013	2012	2011
Cash and cash equivalents (b)	$6,522,600	$17,924,886	$7,500,256	$2,243,054	$1,403,949
Current assets	16,505,723	29,688,229	19,877,778	8,408,243	5,938,415
Total assets	55,779,115	65,578,874	55,266,578	25,141,058	16,015,422
Current liabilities	14,299,591	15,411,979	17,325,422	8,742,621	8,159,949
Non-current liabilities	15,839,758	15,076,180	16,716,138	8,399,913	1,261,034
Total liabilities	30,139,349	30,488,159	34,041,560	17,142,534	9,420,983
Series A 0% Convertible Redeemable Preferred Stock (c)	6,637,978	5,599,668	7,765,716	—	—
Total stockholders’ equity	$19,001,788	$29,491,047	$13,459,302	$7,998,524	$6,594,439
_______________

(a)
Overall increase in January 31, 2012, 2013, 2014 and 2015 amounts resulting from the following acquisitions: Interpoint in December 2011, Meta in August 2012, CLG in October 2013, and Unibased in February 2014.

(b)
Increased January 31, 2014 balance is attributed to cash raised through the public offering of 3,450,000 shares of the Company’s common stock in November 2013, as described in Note 16 - Stockholders’ Equity to our consolidated financial statements included herein.

(c)	Please refer to Note 15 - Private Placement Investment to our consolidated financial statements included herein for details on the Series A Preferred Shares.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

In fiscal 2014, management continued to focus on implementing the strategic objectives of the Five-Year Plan adopted in April 2013. The five-year plan centers around four strategic objectives that we believe are the appropriate actions to ensure success over the long term. These objectives were the outcomes of partnering with our clients to help them better navigate the increasingly complex confluence of clinical and financial data to empower profitable management of their organizations.
First, as clients begin to focus on the need to move from “volume to value”, that is, as compensation models change to reward healthcare providers for improving the health of their patients (“value”) versus paying for a number of tests and procedures performed (“volume”) we will be able to provide our clients with our Clinical Analytics solution. In October of 2013, we exclusively licensed a clinical analytics platform from our client, the Montefiore Medical Center in the Bronx, New York. This capability enables us to deliver population health management solutions that are of critical importance to healthcare providers today.
Second, we want to assist our clients as they begin to shift their focus to the front-end of patient engagement to be more proactive in managing their patient population. Specifically, clients want to lower their patient financial services expenses and to improve financial clearance and point of sale collection execution before a patient receives care. Our acquisition in February 2014 of Unibased Systems Architecture, Inc., which has developed top-ranked solutions in both Patient Scheduling and Surgery Management, has enabled us to do just that. The offerings from Unibased comprise the majority of our new Looking Glass® Patient Engagement suite of solutions. These solutions enable us to deepen our front-end patient access offerings that are critically important to the process of assisting our clients in managing the risk inherent in their Accountable Care Organization relationships.
Third, as our clients continue to experience substantial pressure on revenue and margins, our HIM, Coding and Clinical Documentation Improvement (CDI) solutions become more important. As the industry prepares to transition from ICD-9 coding (with approximately 14,000 billing codes) to ICD-10 coding (with approximately ten times the number of billing codes) on October 1, 2015, healthcare providers throughout the country are more concerned than ever with revenue protection. Our CDI solution is well positioned to help them with this urgent task.
Fourth, we provide our Looking Glass® Financial Management solutions for revenue cycle management improvement - everything from business analytics to accounts receivable, denials and audit management - to help clients better manage their collections and cash flow. With growing pressure to improve overall cost management, healthcare providers need additional

Financial Decision Support capabilities, and we are looking to add the best software technology available to help us deliver this capability in our Financial Management suite. In addition, we offer Solutions Optimization advisory services for our Financial Management modules to help maximize return on investment for clients who rely on operational consultants to help realize the full value of outsourced software.
The healthcare industry continues to face sweeping changes and new standards of care that are putting greater pressure on healthcare providers to be more efficient in every aspect of their operations. These changes represent ongoing opportunities for the Company to partner with our current clients and prospects to help them meet and exceed these new standards.

Results of Operations

Statements of Operations for the fiscal years ended (in thousands):

		Fiscal Year ended January 31,
				2014 to 2013 Change		2013 to 2012 Change
	2014	2013	2012	$	%	$	%
System sales	$1,215	$3,240	$1,463	$(2,025)	(63)%	$1,777	121%
Professional services	2,580	3,642	3,793	(1,062)	(29)%	(151)	(4)%
Maintenance and support	16,157	13,986	11,211	2,171	16%	2,775	25%
Software as a service	7,673	7,627	7,300	46	1%	327	4%
Total revenues	27,625	28,495	23,767	(870)	(3)%	4,728	20%
Cost of sales	13,004	13,179	11,593	(175)	(1)%	1,586	14%
Selling, general and administrative	16,226	14,546	10,061	1,680	12%	4,485	45%
Product research and development	9,756	7,088	2,948	2,668	38%	4,140	140%
Impairment of intangible assets	1,952	—	—	1,952	—%	—	—%
Total operating expenses	40,938	34,813	24,602	6,125	18%	10,211	42%
Operating loss	(13,313)	(6,318)	(835)	(6,995)	111%	(5,483)	657%
Other income (expense), net	415	(5,499)	(7,432)	5,914	(108)%	1,933	(26)%
Income tax benefit	887	100	2,888	787	787%	(2,788)	(97)%
Net loss	$(12,011)	$(11,717)	$(5,379)	$(294)	3%	$(6,338)	118%
Adjusted EBITDA(1)	$(987)	$1,770	$6,560	$(2,757)	(156)%	$(4,790)	(73)%
_______________

(1)
Non-GAAP measure meaning earnings before interest, tax, depreciation, amortization, stock-based compensation expense, transactional and one-time costs. See “Use of Non-GAAP Financial Measures” below for additional information and reconciliation.

The following table sets forth, for each fiscal year indicated, certain operating data as percentages of total revenues:
Statements of Operations(1)

	Fiscal Year
	2014	2013	2012
System sales	4.4%	11.4%	6.2%
Professional services	9.3	12.8	16.0
Maintenance and support	58.5	49.1	47.2
Software as a service	27.8	26.9	30.7
Total revenues	100.0%	100.0%	100.0%
Cost of sales	47.1	46.2	48.8
Selling, general and administrative	58.7	51.0	42.3
Product research and development	35.3	24.9	12.4
Impairment of intangible assets	7.1	—	—
Total operating expenses	148.2	122.2	103.5
Operating loss	(48.2)	(22.2)	(3.5)
Other income (expense), net	1.5	(19.3)	(31.3)
Income tax benefit	3.2	0.5	12.2
Net loss	(43.5)%	(41.1)%	(22.6)%
Cost of Sales to Revenues ratio, by revenue stream:
Systems sales	291.1%	97.0%	187.8%
Services, maintenance and support	34.9%	42.6%	42.2%
Software as a service	38.1%	33.1%	34.4%
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

Comparison of fiscal years 2014 and 2013 with previous years
Revenues

	Fiscal Year			2014 to 2013 Change		2013 to 2012 Change
(in thousands):	2014	2013	2012	$	%	$	%
System Sales:
Proprietary software	$1,164	$3,154	$1,001	$(1,990)	(63)%	$2,153	215%
Hardware and third-party software	51	86	462	(35)	(41)%	(376)	(81)%
Professional services	2,580	3,642	3,793	(1,062)	(29)%	(151)	(4)%
Maintenance and support	16,157	13,986	11,211	2,171	16%	2,775	25%
Software as a service	7,673	7,627	7,300	46	1%	327	4%
Total Revenues (1)	$27,625	$28,495	$23,767	$(870)	(3)%	$4,728	20%
_______________

(1)	Fluctuation is largely attributed to incremental revenue from acquired operations, as summarized below:

(in thousands):		Fiscal Year			2014 to 2013 $ Change	2013 to 2012 $ Change
Acquisition	Acquisition date	2014	2013	2012
Meta	August 2012	$7,237	$9,957	$3,395	$(2,720)	$6,562
CLG	October 2013	1,233	309	—	924	309
Unibased	February 2014	1,849	—	—	1,849	—
Total Revenues		$10,319	$10,266	$3,395	$53	$6,871

Proprietary software — Proprietary software includes revenue from perpetual and term software license sales. Proprietary software revenues recognized in fiscal 2014 were $1,164,000, as compared to $3,154,000 in fiscal 2013 and $1,001,000 in fiscal 2012. The increased fiscal 2013 revenues as compared to 2012 and 2014 revenues is primarily attributable to sales of our Looking Glass® Coding & CDI solutions (formerly known as CollabraTM) totaling $1,750,000 during fiscal 2013.
Hardware and third-party software — Revenues from hardware and third-party software sales in fiscal 2014 were $51,000, as compared to $86,000 in fiscal 2013 and to $462,000 in fiscal 2012. Fluctuations from year to year are a function of client demand.
Professional services — Revenues from professional services in fiscal 2014 were $2,580,000, as compared to $3,642,000 in fiscal 2013 and to $3,793,000 in fiscal 2012. The decreases are primarily attributable to an increased focus on professional services components that are essential to the functionality of the software, for which direct costs are deferred and recognized ratably over the associated revenue recognition. In addition, fluctuations over periods result from the nature of recognizing professional services revenues once certain milestones are met.
Maintenance and support — Revenues from maintenance and support in fiscal 2014 were $16,157,000, as compared to $13,986,000 in fiscal 2013 and to $11,211,000 in fiscal 2012. The increase in maintenance and support in fiscal 2014 results primarily from recognizing a full 12 months of Unibased revenue, whereas no such revenue was recognized in prior fiscal years. The increase in maintenance and support in fiscal 2013 from prior year results primarily from recognizing a full 12 months of Meta revenue, as opposed to approximately 6 months in fiscal 2012. In addition, maintenance renewals typically include a price increase based on the prevailing consumer price index, or increase in the product set purchased by the client.
Software as a service (SaaS) — Revenues from SaaS in fiscal 2014 were $7,673,000, as compared to $7,627,000 in fiscal 2013 and to $7,300,000 in fiscal 2012. The year-to-year increases are attributable to go-lives that occurred during each fiscal year, which initiated the start of revenue recognition.
Revenues from remarketing partners — Total revenues from GE Healthcare was $335,000 in fiscal 2014, down from $767,000 in fiscal 2013. In fiscal 2012, revenues from GE Healthcare were $3,033,000, or 13% of total revenues.
The Company previously relied on GE Healthcare for a significant amount of its revenues. The Company’s remarketing agreement with GE Healthcare remains in effect, however, the Company has not obtained any net new clients from the relationship since fiscal 2010.
Cost of Sales

	Fiscal Year			2014 to 2013 Change		2013 to 2012 Change
(in thousands):	2014	2013	2012	$	%	$	%
Cost of system sales	$3,536	$3,143	$2,747	$393	13%	$396	14%
Cost of professional services	3,459	4,052	3,088	(593)	(15)%	964	31%
Cost of maintenance and support	3,088	3,461	3,246	(373)	(11)%	215	7%
Cost of software as a service	2,920	2,523	2,512	397	16%	11	—%
Total cost of sales	$13,003	$13,179	$11,593	$(176)	(1)%	$1,586	14%
Cost of systems sales includes amortization and impairment of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The increase in expense in fiscal 2014 and 2013 is primarily due to additional costs associated with Meta and Unibased, respectively. We incurred 12 months of expenses related to Unibased operations in fiscal 2014, whereas no such expenses were incurred in fiscal 2013. The increase in expenses from fiscal 2012 to 2013 is due primarily to the fact that we incurred 12 months and 5.5 months of expenses related to Meta’s operations in fiscal 2013 and 2012, respectively. We incurred $3,352,000, $2,769,000 and $2,435,000 in overall software amortization expense in fiscal 2014, 2013 and 2012, respectively.

The cost of professional services includes compensation and benefits for personnel, and related expenses. The decrease from fiscal 2013 to 2014 is primarily due to the reduction in independent contractors expense, as well as the increase in professional services components that are essential to the functionality of the software, for which direct costs are deferred and recognized ratably over the associated revenue recognition term. The increase in expense from fiscal 2012 to 2013 is primarily due to additional costs associated with the Meta acquisition. We incurred 12 months and 5.5 months of expenses related to Meta’s operations in fiscal 2012 and 2013, respectively.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The decrease from fiscal 2013 to 2014 is primarily due to the reduction in support personnel. The increase in expenses from fiscal 2012 to 2013 is primarily due to additional maintenance and support costs as part of the Meta acquisition. We incurred 12 months and 5.5 months of expenses related to Meta's operations in fiscal 2013 and 2012, respectively.
The cost of SaaS is relatively fixed but subject to some fluctuation for the goods and services it requires. The increase is related to incremental costs associated with the new data center in Atlanta beginning in the fourth quarter of fiscal 2013, consisting primarily of managed services and depreciation of IT equipment.
Selling, General and Administrative Expense

	Fiscal Year			2014 to 2013 Change		2013 to 2012 Change
(in thousands):	2014	2013	2012	$	%	$	%
General and administrative expenses	$11,799	$11,152	$7,702	$647	6%	$3,450	45%
Sales and marketing expenses	4,283	3,394	2,359	889	26%	1,035	44%
Total selling, general, and administrative	$16,082	$14,546	$10,061	$1,536	11%	$4,485	45%
General and administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The increase in expense in fiscal 2014 and 2013 is primarily due to increased bad debt expense and professional fees, as well as higher amortization expense for intangible assets in connection with CLG. The increase in fiscal 2013 over the prior year is primarily driven by $1,400,000 in professional service fees incurred in fiscal 2013, as well as additional general and administrative expenses associated with the Meta operations. Amortization of intangible assets added incremental expense to fiscal 2013 due to the amortization of assets acquired as part of Meta. We also recognized $1,339,000 in amortization expense in fiscal 2013 for acquired intangible assets as compared to $584,000 in fiscal 2012, an increase of $755,000.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales and marketing staff, as well as advertising and marketing expenses, including trade shows and similar type sales and marketing expenses. The increases in sales and marketing expense in fiscal 2014 and 2013 over the prior year reflect increase in total compensation for sales staff.
Product Research and Development

	Fiscal Year			2014 to 2013 Change		2013 to 2012 Change
(in thousands):	2014	2013	2012	$	%	$	%
Research and development expense	$9,756	$7,088	$2,948	$2,668	38%	$4,140	140%
Capitalized software development cost	620	614	2,000	6	1%	(1,386)	(69)%
Total R&D Cost	$10,376	$7,702	$4,948	$2,674	35%	$2,754	56%
Product research and development expenses consist primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and an allocated portion of general overhead costs, including occupancy. The increase in expense from fiscal 2013 to 2014 was primarily due to additional costs associated with the CLG and Unibased acquisitions. The increase in research and development expenses in fiscal 2013 over the prior year was primarily due to more time committed to enhancing current software versions, which also decreased the number of hours available to be capitalized, and is reflected in the capitalized research and development costs. Research and development expenses in fiscal 2014, 2013, and 2012, as a percentage of revenues, were 35%, 25% and 12%, respectively.

Impairment of intangible assets

	Fiscal Year			2014 to 2013 Change		2013 to 2012 Change
(in thousands):	2014	2013	2012	$	%	$	%
Impairment of intangible assets	$1,952	$—	$—	$1,952	—%	$—	—%
Management determined that the concerted effort to rebrand the Company’s solutions under a single, harmonized Looking Glass® marketing platform moving forward, eroded, in total, the value of the Meta Trade name. As a result, we recorded a $1,952,000 loss on impairment of intangible asset in fiscal 2014.
Other Income (Expense)

	Fiscal Year			2014 to 2013 Change		2013 to 2012 Change
(in thousands):	2014	2013	2012	$	%	$	%
Interest expense	$(749)	$(1,766)	$(1,957)	$1,017	(58)%	$191	(10)%
Loss on conversion of convertible notes	—	—	(5,970)	—	—%	5,970	(100)%
Loss on early extinguishment of debt	(430)	(161)	—	(269)	167%	(161)	100%
Miscellaneous income (expenses)	1,592	(3,573)	495	5,165	(145)%	(4,068)	(822)%
Total other (expense) income	$413	$(5,500)	$(7,432)	$5,913	(108)%	$1,932	(26)%

Interest expense consists of interest and commitment fees on the line of credit, interest (including accruals for success fees in fiscal 2013 and 2012) on the term loans, and interest on the 2012 convertible note and the 2013 note payable, and is inclusive of deferred financing cost and debt discount amortization. Amortization of deferred financing cost and debt discount were $71,000, $315,000, and $219,000 in fiscal 2014, 2013, and 2012, respectively. Interest expense was higher in fiscal 2013 and 2012 primarily as a result of higher term loan interest and success fees, and deferred financing costs. Interest expense decreased significantly in fiscal 2014 as a result of the pay off of the $9,000,000 subordinated term loan in January 2014.
We recorded losses in fiscal 2012 on the conversion of the convertible subordinated notes of $5,913,000 related to the Interpoint and private placement investment, which represented the difference between the aggregate fair value of the Company's preferred stock issued of $9,183,000, based on a $5.80 fair value per share, and the total of carrying value of the notes and unamortized deferred financing cost of $3,270,000.
In fiscal 2013, we recorded a $139,000 loss on early extinguishment of debt related to the repayment of the subordinated term loan. In fiscal 2014, we recorded a $115,000 loss related to the termination of the interest rate swap contract prior to its maturity and a $315,000 loss related to the repayment of the senior term loan with Fifth Third Bank upon entering into a new credit agreement with Wells Fargo Bank in November 2014.
The change in miscellaneous income (expense) from 2012 to 2013 (increase in expense) and from 2013 to 2014 (decrease in expense) is primarily due to a loss from change in value of the earn-out totaling $3,580,000 that was incurred in fiscal 2013. In addition, in fiscal 2014, 2013, and 2012, valuation adjustments to our warrants liability included in miscellaneous income (expense) totaled $2,283,000, $141,000, and $489,000, respectively. In fiscal 2014, the income from valuation adjustment of warrants liability was partially offset by a $181,000 loss on disposals of fixed assets, a $235,000 loss related to vacating our Cincinnati office, and a $129,000 loss related to valuation adjustments to our royalty liability.
Provision for Income Taxes
We recorded a tax benefit of $887,000 and $100,000 in fiscal 2014 and 2013. Please refer to Note 8 - Income Taxes to our consolidated financial statements included in Item 8 for details on current and deferred taxes benefits (expenses) for federal and state income taxes.
In fiscal 2012, we recorded a tax benefit of $2,889,000 that is comprised of current state and local taxes payable of $47,000 and a deferred tax benefit of $2,936,000. The deferred tax benefit is comprised of the tax benefit recorded for the release of the deferred tax asset valuation allowance and the related reduction in income tax expense of $3,000,000 as a result of deferred tax liabilities recorded related to the Meta acquisition, and the effect of temporary differences during fiscal 2012.

Backlog

	2014	2013
Company proprietary software	$20,888,000	$2,230,000
Hardware and third-party software	244,000	79,000
Professional services	7,485,000	7,255,000
Maintenance and support	21,304,000	25,936,000
Software as a service	22,574,000	21,073,000
Total	$72,495,000	$56,573,000
At January 31, 2015, the Company had master agreements and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed, which if fully performed, would generate future revenues of $72,495,000 compared with $56,573,000 at January 31, 2014.
The Company’s proprietary software backlog consists of signed agreements to purchase either perpetual software licenses or term licenses. Typically, perpetual licenses included in backlog are either not yet generally available or the software is generally available and the client has not taken possession of the software. Term licenses included in backlog consist of signed agreements where the client has already taken possession, but the payment for the software is bundled with maintenance and support fees over the life of the contract. The increase in backlog is due to several new clients purchasing long-term term license agreements during 2014.
Third-party hardware and software consists of signed agreements to purchase third-party hardware or third-party software licenses that have not been delivered to the client. These are products that the Company resells as components of the solution a client purchases.
Professional services backlog consists of signed contracts for services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The increase in backlog is due to several clients that signed contracts during fiscal 2014 for add-on solutions, upgrades, or expansion of services at additional locations for which contracted services have not yet been performed.
Maintenance and support backlog consists of maintenance agreements for licenses of the Company’s proprietary software and third-party hardware and software with clients and remarketing partners for which either an agreement has been signed or a purchase order under a master agreement has been received. The Company includes in backlog the signed agreements through their respective renewal dates. Typical maintenance contracts are for a one-year term and are renewed annually. Clients typically prepay maintenance and support that is billed 30-60 days prior to the beginning of the maintenance period. The Company does not expect any significant client attrition over the next 12 months. Maintenance and support backlog at January 31, 2015 was $21,304,000, as compared to $25,936,000 at January 31, 2014. The Company expects to recognize $10,444,000 out of January 31, 2015 backlog in fiscal 2015. A significant portion of this decrease is due to renewals not exceeding revenue recognized from the January 31, 2014 backlog.
At January 31, 2015, the Company had entered into SaaS agreements that are expected to generate revenues of $22,574,000 through their respective renewal dates in fiscal years 2014 through 2019. The Company expects to recognize $8,459,000 out of January 31, 2015 SaaS backlog in fiscal 2015. Typical SaaS terms are one to seven years in length. SaaS backlog and terms are as follows:

(in thousands):	SaaS Backlog at January 31, 2015	Average Remaining Months in Term
7-year term	$1,355	37
6-year term	627	41
5-year term	15,480	30
4-year term	575	33
3-year term	4,134	26
Less than 3-year term	403	10
Total SaaS backlog	$22,574
The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system; the implementation schedule requested by the client and ultimately the official go-live on the system. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period.

All of the Company’s master agreements are generally non-cancelable but provide that the client may terminate its agreement upon a material breach by the Company, or may delay certain aspects of the installation. There can be no assurance that a client will not cancel all or any portion of a master agreement or delay portions of the agreement. A termination or delay in one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Adjusted EBITDA has all the inherent limitations of EBITDA. To properly and prudently evaluate our business, the Company encourages readers to review the GAAP financial statements included elsewhere in this annual report on Form 10-K, and not rely on any single financial measure to evaluate our business. We also strongly urge readers to review the reconciliation of GAAP net loss to Adjusted EBITDA, and GAAP loss per diluted share to Adjusted EBITDA per diluted share in this section, along with the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.
The following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net loss, a comparable GAAP-based measure, as well as loss per diluted share to Adjusted EBITDA per diluted share. All of the items included in the reconciliation from net loss to EBITDA to Adjusted EBITDA and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

The following table reconciles net loss to EBITDA and Adjusted EBITDA, and Adjusted EBITDA per diluted share to loss per diluted share for the fiscal years ended January 31, 2015, 2014 and 2013 (amounts in thousands, except per share data):

	Fiscal Year
Adjusted EBITDA Reconciliation	2014	2013	2012
Net loss	$(12,011)	$(11,717)	$(5,379)
Interest expense	749	1,766	1,957
Tax benefit (1)	(887)	(100)	(2,888)
Depreciation	1,005	718	726
Amortization of capitalized software development costs (2)	3,678	3,192	2,659
Amortization of intangible assets	1,396	1,342	584
Amortization of other costs	166	74	35
EBITDA	(5,904)	(4,725)	(2,306)
Stock-based compensation expense	1,934	1,661	956
Loss on impairment of intangible assets	1,952	—	—
Loss on conversion of convertible notes	—	—	5,970
Loss on early extinguishment of debt	430	161	—
Loss on disposal of fixed assets	181	—	—
Non-cash valuation adjustments to assets and liabilities (3)	(2,154)	3,427	87
Transaction related professional fees, advisory fees, and other internal direct costs	182	769	796
Associate severances and other costs relating to transactions or corporate restructuring	901	415	866
Other non-recurring operating expenses (4)	1,491	62	191
Adjusted EBITDA	$(987)	$1,770	$6,560
Adjusted EBITDA Margin (5)	(4)%	6%	28%

Adjusted EBITDA per diluted share	2014	2013	2012
Loss per share — diluted	$(0.71)	$(0.94)	$(0.48)
Adjusted EBITDA per adjusted diluted share (6)	$(0.05)	$0.10	$0.46
Diluted weighted average shares	18,261,800	13,747,700	11,634,540
Includable incremental shares — adjusted EBITDA (7)	—	4,863,140	494,109
Adjusted diluted shares	18,261,800	18,610,840	12,128,649
_______________

(1)
Fiscal 2012 includes a non-cash income tax benefit of $3,000,000 to reduce the Company’s tax valuation allowance relating to deferred tax liabilities recorded in conjunction with the Company’s acquisition of Meta.

(2)
Fiscal 2014 includes $2,220,000 relating to internally developed legacy software, $326,000 relating to acquired internally developed software from Interpoint, $729,000 relating to internally developed software acquired from Meta, and $403,000 relating to internally developed software acquired from Unibased. Fiscal 2013 includes $2,172,000 relating to internally developed legacy software, $423,000 relating to acquired internally developed software from Interpoint, and $597,000 relating to internally developed software acquired from Meta. Fiscal 2012 includes $1,969,000 relating to internally developed legacy software, $224,000 relating to acquired internally developed software from Interpoint, and $466,000 relating to internally developed software acquired from Meta.

(3)	Fiscal 2014 includes valuation adjustment for warrants liability of $(2,283,000). Fiscal 2013 and 2012 include valuation adjustment for contingent earn-out of $3,580,000 and $87,000, respectively.

(4)	Increase in fiscal 2014 is primarily due to professional services fees that are deemed non-recurring.

(5)	Adjusted EBITDA as a percentage of GAAP revenues.

(6)	Adjusted EBITDA per adjusted diluted share for the Company's common stock is computed using the more dilutive of the two-class method or the if-converted method.

(7)
The number of incremental shares that would be dilutive under profit assumption, only applicable under a GAAP net loss. If GAAP profit is earned in the current period, no additional incremental shares are assumed.

Application of Critical Accounting Policies
The following is a summary of the Company’s most critical accounting policies. See Note 2 of our Consolidated Financial Statements included herein for a complete discussion of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.
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
Allowance for Doubtful Accounts
Accounts and contract receivables are comprised of amounts owed the Company for solutions and services provided. Contracts with individual clients and resellers determine when receivables are due and payable. In determining the allowances for doubtful accounts, the unpaid receivables are reviewed monthly to determine the payment status based upon the most currently available information as to the status of the receivables. During these monthly reviews, the Company determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its clients or resellers to make required payments.
Capitalized Software Development Costs
Software development costs are accounted for in accordance with ASC 985-20 Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and designing phase of software development are classified as research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and quality assurance, are capitalized until available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is over the estimated economic life of the software. Amortization for our legacy software systems is provided on a solution-by-solution basis over the estimated economic life of the software, using the straight-line method. Amortization commences when a solution is available for general release to clients. Acquired internally developed software from acquisitions is amortized using the straight-line method. Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination. The Company reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization.
Goodwill and Intangible Assets

Goodwill and other intangible assets were recognized in conjunction with the Interpoint, Meta, Clinical Looking Glass, and Unibased acquisitions. Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of internally-developed software, client relationships, supplier agreements, non-compete agreements, customer contracts, and license agreements. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to 15 years, using the straight-line and undiscounted expected future cash flows methods. The indefinite-lived intangible asset relates to the Meta trade name, which was not amortized, but tested for impairment on at least an annual basis. In fiscal 2014, Meta trade name was deemed impaired and its corresponding balance was fully written off (see Note 7 - Goodwill and Intangible Assets to our consolidated financial statements included herein).

We assess the useful lives and possible impairment of existing recognized goodwill and intangible assets when an event occurs that may trigger such a review. Factors considered important which could trigger a review include:

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
Common Stock Warrants
As of January 31, 2014, the fair value of the common stock warrants was computed using the Black-Scholes option pricing model. The estimated fair value of the warrant liabilities as of January 31, 2015 was computed using Monte-Carlo simulations. Both valuations were based on assumptions regarding annual volatility, risk-free rate, dividend yield and expected life. The models also include assumptions to account for anti-dilutive provisions within the warrant agreement (see
Note 2 - Significant Accounting Policies to our consolidated financial statements included herein).
Contractual Obligations

We have various contractual obligations and commitments to make future payments including debt agreements and operating lease obligations.

The following table summarizes our significant contractual obligations and commitments as of January 31, 2015. Except as set forth in the following table, we do not have any material long-term purchase obligations or other long-term liabilities that are reflected on our consolidated balance sheet as of January 31, 2015:

	Payments Due by Period
(in thousands)	Less than 1 year	1-3 Years	3-5 Years	More than 5 years	Total
Long-term debt obligations	$500	$1,750	$7,750	$—	$10,000
Interest expense on long-term debt	831	1,340	995	—	3,166
Capital lease obligations (1)	858	550	—	—	1,408
Operating lease obligations	1,040	1,978	2,006	1,468	6,492
Total contractual obligations	$3,229	$5,618	$10,751	$1,468	$21,066
 _______________

(1)	Future minimum lease payments include principal plus interest.

The estimated interest expense payments on long-term debt reflected in the table above are based on both the amount outstanding and the respective interest rates in effect as of January 31, 2015. Interest expense on the $10,000,000 senior term loan, is computed based on an interest rate of 7.50%.

Liquidity and Capital Resources
The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt, and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded with cash generated by operations and borrowings under credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash and cash equivalent balances at January 31, 2015 and 2014 were $6,523,000 and $17,925,000, respectively. Continued expansion may require the Company to take on additional debt, or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.
The Company has additional liquidity through the Credit Agreement described in more detail in Note 6 to our consolidated financial statements included herein. The Company’s primary operating subsidiary has a $5,000,000 revolving line of credit that has not been drawn upon as of January 31, 2015. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary must comply with customary financial covenants, including the requirement that the Company maintain minimum liquidity of at least (i) $5,000,000 through April 15, 2015, (ii) $6,500,000 from April 16, 2015 through and including July 30, 2015, (iii) $7,000,000 from July 31, 2015 through and including January 30, 2016, and (iv) $7,500,000 from January 31, 2016 through and including the maturity date of the credit facility, and achieve certain minimum EBITDA levels. Pursuant to the Credit Agreement’s definition, the liquidity of the Company’s primary operating subsidiary as of January 31, 2015 was $11,523,000, which satisfies the minimum liquidity financial covenant in the Credit Agreement.
The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, measured on a quarter-end basis, of at least the required amounts in the table set forth in Note 6 to our consolidated financial statements included herein for the applicable period set forth therein. The required minimum EBITDA level for the period ended January 31, 2015 was $0. The Company’s actual EBITDA for this period was approximately negative $987,000. The Company obtained a waiver from its lender as of April 15, 2015 for non-compliance with the minimum EBITDA covenant at January 31, 2015.
Based upon the borrowing base formula set forth in the Credit Agreement, as of January 31, 2015, the Company was able to access $5,000,000 of the $5,000,000 revolving line of credit.
The Credit Agreement expressly permits transactions between affiliates that are parties to the Credit Agreement, which includes the Company and its primary operating subsidiary, including loans made between such affiliate loan parties. However, the Credit Agreement prohibits the Company and its subsidiaries from declaring or paying any dividend or making any other payment or distribution, directly or indirectly, on account of equity interests issued by the Company if such equity interests: (a) mature or are mandatorily redeemable pursuant to a sinking fund obligation or otherwise (except as a result of a change of control or asset sale so long as any rights of the holders thereof upon the occurrence of a change of control or asset sale event shall be subject to the prior repayment in full of the loans and all other obligations that are accrued and payable upon the termination of the Credit Agreement), (b) are redeemable at the option of the holder thereof, in whole or in part, (c) provide for the scheduled payments of dividends in cash, or (d) are or become convertible into or exchangeable for indebtedness or any other equity interests that would constitute disqualified equity interests pursuant to clauses (a) through (c) hereof, in each case, prior to the date that is 180 days after the maturity date of the Credit Agreement.
Significant cash obligations

(in thousands)	Fiscal Year
	2014	2013
Term loans	$10,000	$8,298
Note payable	—	900
Capital lease	1,365	227
Royalty liability	2,386	2,264
Please reference Note 3 — Acquisitions and Note 6 — Debt to our consolidated financial statements included in Item 8 for additional information.

Operating cash flow activities

(in thousands)	Fiscal Year
	2014	2013	2012
Net loss	$(12,011)	$(11,717)	$(5,379)
Non-cash adjustments to net loss	8,499	11,159	7,978
Cash impact of changes in assets and liabilities	500	771	(2,714)
Annual operating cash flow	$(3,012)	$213	$(115)

Net cash used in operating activities in fiscal 2014 increased primarily due to a decrease in profitability, particularly related to increased professional fees and occupancy costs, as well as increased personnel costs incurred in connection with the CLG and Unibased acquisitions. Net cash provided by operating activities in fiscal 2013 increased from prior year primarily due to a decrease in accounts receivables resulting from collections.
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
Investing cash flow activities

(in thousands)	Fiscal Year
	2014	2013	2012
Purchases of property and equipment	$(2,125)	$(152)	$(577)
Capitalized software development costs	(620)	(614)	(2,000)
Payment for acquisitions, net of cash acquired	(6,058)	(3,000)	(12,162)
Annual investing cash flow	$(8,803)	$(3,766)	$(14,739)
The primary investing activities related to the acquisitions of Unibased, CLG and Meta in fiscal 2014, 2013 and 2012, respectively. The increase in purchases and equipment in fiscal 2014 primarily resulted from the transition to larger office space in Atlanta, as well as the purchase of equipment for our new data center in Atlanta.
The Company estimates that to replicate its existing internally-developed software would cost significantly more than the stated net book value of $9,197,000, including acquired internally developed software of Interpoint, Meta, and Unibased, at January 31, 2015. Many of the programs related to capitalized software development continue to have significant value to our current solutions and those under development, as the concepts, ideas, and software code are readily transferable and are incorporated into new solutions.
Financing cash flow activities

(in thousands)	Fiscal Year
	2014	2013	2012
Proceeds from term loans	$10,000	$4,958	$9,880
Principal repayments on term loans	(8,298)	(10,348)	(313)
Principal repayments on note payable	(900)	—	—
Payment of deferred financing costs	(573)	(116)	(1,272)
Proceeds from private placement	—	—	12,000
Proceeds from the sale of common stock	—	20,587	—
Settlement of earn-out consideration	—	(1,300)	—
Other	184	197	(185)
Annual financing cash flow	$413	$13,978	$20,110
The decrease in cash provided by financing activities in fiscal 2014 is primarily due to increased proceeds received from the sale of common stock in fiscal 2013. This difference is partially offset by both increased payments in fiscal 2013, particularly related to the settlement of the earn-out consideration, and higher proceeds from term loans in fiscal 2014. The decrease in cash from financing in fiscal 2013 from prior year is primarily the result of higher repayments on term loans.

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
Interest rate risk. We had outstanding borrowings on our term loan of $10,000,000 as of January 31, 2015. The term loan bears interest at LIBOR plus an applicable margin. To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly. A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loan, would have resulted in an approximate $20,000 increase to our interest expense for the entire fiscal year ended January 31, 2015.

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
We have audited the accompanying consolidated balance sheets of Streamline Health Solutions, Inc. and subsidiaries as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streamline Health Solutions, Inc. and subsidiaries as of January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Streamline Health Solutions, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 16, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
April 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Streamline Health Solutions, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows of Streamline Health Solutions, Inc. and subsidiaries (the “Company”) for the year ended January 31, 2013. In connection with our audit of the financial statements, we have also audited the financial statement schedule for the year ended January 31, 2013 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Streamline Health Solutions, Inc. and subsidiaries for the year ended January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule for the year ended January 31, 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois	/s/ BDO USA, LLP
April 26, 2013

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$6,522,600	$17,924,886
Accounts receivable, net of allowance for doubtful accounts of $665,962 and $267,264, respectively	6,935,270	7,999,571
Contract receivables	191,465	1,181,606
Prepaid hardware and third party software for future delivery	55,173	25,640
Prepaid client maintenance contracts	935,858	909,464
Other prepaid assets	1,437,680	1,407,515
Deferred income taxes	220,004	95,498
Other current assets	207,673	144,049
Total current assets	16,505,723	29,688,229
Non-current assets:
Property and equipment:
Computer equipment	2,381,923	3,769,564
Computer software	964,857	2,239,654
Office furniture, fixtures and equipment	683,443	889,080
Leasehold improvements	724,015	697,570
	4,754,238	7,595,868
Accumulated depreciation and amortization	(1,617,423)	(6,676,824)
Property and equipment, net	3,136,815	919,044
Contract receivables, less current portion	43,553	78,395
Capitalized software development costs, net of accumulated amortization of $11,846,468 and $7,949,352, respectively	9,197,118	10,238,357
Intangible assets, net	9,500,317	12,175,634
Deferred financing costs, net of accumulated amortization of $13,677 and $98,102, respectively	387,199	44,898
Goodwill	16,184,667	11,933,683
Other non-current assets	823,723	500,634
Total non-current assets	39,273,392	35,890,645
	$55,779,115	$65,578,874

See accompanying notes to consolidated financial statements.

	January 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,298,851	$1,796,418
Accrued compensation	865,865	1,782,599
Accrued other expenses	563,838	554,877
Current portion of long-term debt	500,000	1,214,280
Deferred revenues	9,289,076	9,658,232
Current portion of note payable	—	300,000
Current portion of capital lease obligation	781,961	105,573
Total current liabilities	14,299,591	15,411,979
Non-current liabilities:
Term loans	9,500,000	6,971,767
Warrants liability	1,834,380	4,117,725
Royalty liability	2,385,826	2,264,000
Swap contract	—	111,086
Note payable	—	600,000
Lease incentive liability, less current portion	342,129	74,434
Capital lease obligation	582,911	121,089
Deferred revenues, less current portion	964,933	—
Deferred income tax liabilities	229,579	816,079
Total non-current liabilities	15,839,758	15,076,180
Total liabilities	30,139,349	30,488,159
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,849,985 redemption value, 4,000,000 shares authorized, 2,949,995 issued and outstanding, net of unamortized preferred stock discount of $2,212,007 and $3,250,317, respectively	6,637,978	5,599,668
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 18,553,389 and 18,175,787 shares issued and outstanding, respectively	185,534	181,758
Additional paid in capital	78,390,424	76,983,088
Accumulated deficit	(59,574,170)	(47,562,713)
Accumulated other comprehensive loss	—	(111,086)
Total stockholders’ equity	19,001,788	29,491,047
	$55,779,115	$65,578,874

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2014	2013	2012
Revenues:
Systems sales	$1,214,879	$3,239,569	$1,463,225
Professional services	2,580,167	3,641,731	3,792,569
Maintenance and support	16,157,371	13,986,566	11,211,197
Software as a service	7,672,990	7,626,837	7,299,812
Total revenues	27,625,407	28,494,703	23,766,803
Operating expenses:
Cost of systems sales	3,536,495	3,142,525	2,747,230
Cost of services	3,458,984	4,052,113	3,087,997
Cost of maintenance and support	3,087,842	3,460,500	3,245,569
Cost of software as a service	2,920,403	2,523,184	2,512,156
Selling, general and administrative	16,225,574	14,546,335	10,060,469
Research and development	9,756,206	7,088,077	2,948,313
Impairment of intangible assets	1,952,000	—	—
Total operating expenses	40,937,504	34,812,734	24,601,734
Operating loss	(13,312,097)	(6,318,031)	(834,931)
Other income (expense):
Interest expense	(748,969)	(1,765,813)	(1,957,010)
Loss on conversion of convertible notes	—	—	(5,970,002)
Loss on early extinguishment of debt	(429,849)	(160,713)	—
Miscellaneous income (expenses)	1,592,449	(3,573,091)	494,677
Loss before income taxes	(12,898,466)	(11,817,648)	(8,267,266)
Income tax benefit	887,009	100,458	2,888,537
Net loss	(12,011,457)	(11,717,190)	(5,378,729)
Less: deemed dividends on Series A Preferred Shares	(1,038,310)	(1,180,904)	(176,048)
Net loss attributable to common shareholders	$(13,049,767)	$(12,898,094)	$(5,554,777)
Basic net loss per common share	$(0.71)	$(0.94)	$(0.48)
Number of shares used in basic per common share computation	18,261,800	13,747,700	11,634,540
Diluted net loss per common share	$(0.71)	$(0.94)	$(0.48)
Number of shares used in diluted per common share computation	18,261,800	13,747,700	11,634,540

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year
	2014	2013	2012

Net loss	$(12,011,457)	$(11,717,190)	$(5,378,729)
Other comprehensive gain (loss), net of tax:
Fair value of interest rate swap liability	(3,436)	(111,086)	—
Reclassification adjustment for loss on settlement of interest rate swap liability realized in net loss	114,522	—	—
Other comprehensive income (loss)	$111,086	$(111,086)	$—
Comprehensive loss	$(11,900,371)	$(11,828,276)	$(5,378,729)

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock shares	Common stock	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at January 31, 2012	10,433,716	$104,338	$38,360,980	$(30,466,794)	$—	$7,998,524
Stock issued to Employee Stock Purchase Plan and exercise of stock options	149,764	1,497	281,131	—	—	282,628
Restricted stock issued	137,325	1,373	(1,373)	—	—	—
Conversion of note payable, Interpoint	1,529,729	15,297	3,100,885	—	—	3,116,182
Stock consideration for acquisition	393,086	3,931	1,497,678	—	—	1,501,609
Issuance of common stock warrants	—	—	2,441,852	—	—	2,441,852
Issuance costs	—	—	(263,072)	—	—	(263,072)
Reclassification of common stock warrants to liability	—	—	(4,138,783)	—	—	(4,138,783)
Beneficial conversion feature of Series A Preferred Stock	—	—	2,685,973	—	—	2,685,973
Share-based compensation expense	—	—	956,144	—	—	956,144
Deemed dividends on Series A Preferred Stock	—	—	(176,048)	—	—	(176,048)
Issuance of Series A Preferred Stock at fair value	—	—	9,182,652	—	—	9,182,652
Reclassification of preferred stock to temporary equity at redemption value	—	—	(4,749,630)	—	—	(4,749,630)
Net loss	—	—	—	(5,378,729)	—	(5,378,729)
Balance at January 31, 2013	12,643,620	$126,436	$49,178,389	$(35,845,523)	$—	$13,459,302
Stock issued to Employee Stock Purchase Plan and exercise of stock options	602,469	6,025	1,350,035	—	—	1,356,060
Restricted stock issued	29,698	297	(297)	—	—	—
Conversion of Series A Preferred Stock	1,050,000	10,500	3,139,500	—	—	3,150,000
Stock consideration for earn-out settlement, Interpoint	400,000	4,000	2,696,000	—	—	2,700,000
Issuance of common stock	3,450,000	34,500	22,390,500	—	—	22,425,000
Common stock issuance costs	—	—	(1,838,381)	—	—	(1,838,381)
Warrant valuation adjustment	—	—	(412,352)	—	—	(412,352)
Interest rate swap	—	—	—	—	(111,086)	(111,086)
Share-based compensation expense	—	—	1,660,598	—	—	1,660,598
Deemed dividends on Series A Preferred Stock	—	—	(1,180,904)	—	—	(1,180,904)
Net loss	—	—	—	(11,717,190)	—	(11,717,190)
Balance at January 31, 2014	18,175,787	$181,758	$76,983,088	$(47,562,713)	$(111,086)	$29,491,047
Stock issued to Employee Stock Purchase Plan and exercise of stock options	257,296	2,573	512,551	—	—	515,124
Restricted stock issued	120,306	1,203	(1,203)	—	—	—
Interest rate swap	—	—	—	—	111,086	111,086
Share-based compensation expense	—	—	1,934,298	—	—	1,934,298
Deemed dividends on Series A Preferred Stock	—	—	(1,038,310)	—	—	(1,038,310)
Net loss	—	—	—	(12,011,457)		(12,011,457)
Balance at January 31, 2015	18,553,389	$185,534	$78,390,424	$(59,574,170)	$—	$19,001,788

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Fiscal Year
	2014	2013	2012
Operating activities:
Net loss	$(12,011,457)	$(11,717,190)	$(5,378,729)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities, net of effect of acquisitions:
Depreciation	1,005,283	718,097	726,406
Amortization of capitalized software development costs	3,677,991	3,192,157	2,659,365
Amortization of intangible assets	1,396,317	1,341,734	583,535
Amortization of other deferred costs	189,107	385,461	241,478
Amortization of debt discount	47,552	4,327	111,583
Valuation adjustment for warrants liability	(2,283,345)	(140,928)	(489,434)
Deferred tax expense (benefit)	(720,582)	20,885	(2,935,522)
Valuation adjustment for contingent earn-out	—	3,580,441	86,839
Other valuation adjustments	128,855	(95,368)	—
Net loss from conversion of convertible notes	—	—	5,970,002
Loss on impairment of intangible assets	1,952,000	—	—
Loss from early extinguishment of debt	315,327	160,713	—
Loss on disposal of fixed assets	180,793	—	—
Loss on exit of operating lease	234,823	—	—
Share-based compensation expense	1,934,298	1,660,598	956,144
Provision for accounts receivable	440,771	330,907	67,464
Changes in assets and liabilities, net of assets acquired:
Accounts and contract receivables	2,157,977	827,435	(2,923,242)
Other assets	(637,348)	(439,477)	(1,129,255)
Accounts payable	600,263	275,360	526,149
Accrued expenses	(1,422,571)	259,771	992,285
Deferred revenues	(197,698)	(152,210)	(180,200)
Net cash (used in) provided by operating activities	(3,011,644)	212,713	(115,132)
Investing activities:
Purchases of property and equipment	(2,125,240)	(152,283)	(576,736)
Capitalization of software development costs	(619,752)	(614,028)	(1,999,676)
Payment for acquisition, net of cash acquired	(6,058,225)	(3,000,000)	(12,161,614)
Net cash used in investing activities	(8,803,217)	(3,766,311)	(14,738,026)
Financing activities:
Proceeds from term loan	10,000,000	4,958,333	9,880,000
Principal repayments on term loans	(8,297,620)	(10,348,214)	(312,500)
Principal repayments on note payable	(900,000)	—	—
Principal payments on capital lease obligation	(368,386)	(34,391)	—
Payment of deferred financing costs	(573,002)	(115,900)	(1,271,862)
Proceeds from private placement	—	—	12,000,000
Proceeds from exercise of stock options and stock purchase plan	551,583	1,356,060	282,628
Settlement of earn-out consideration	—	(1,300,000)	—
Proceeds from the sale of common stock	—	20,586,619	—
Payment of debt success fee	—	(1,124,279)	(467,906)
Net cash provided by financing activities	412,575	13,978,228	20,110,360
(Decrease) increase in cash and cash equivalents	(11,402,286)	10,424,630	5,257,202
Cash and cash equivalents at beginning of year	17,924,886	7,500,256	2,243,054
Cash and cash equivalents at end of year	$6,522,600	$17,924,886	$7,500,256

		Fiscal Year
	2014	2013	2012
Supplemental cash flow disclosures:
Interest paid	$518,919	$2,422,997	$1,626,750
Income taxes (received) paid	$(80,467)	$375,688	$84,990
Supplemental disclosure of non-cash financing activities:
Conversion of $3,000,000 note payable to common shares	$—	$—	$3,116,182
Conversion of 1,050,000 shares of Series A Preferred Stock to common shares	$—	$3,150,000	$—
Issuance of 393,086 shares of common stock, as part of Meta purchase price	$—	$—	$1,501,609
Issuance of 400,000 shares of common stock, as part of settlement of earn-out consideration	$—	$2,700,000	$—
Issuance of $900,000 note payable as part of settlement of earn-out consideration	$—	$900,000	$—
Deemed dividends on Series A Preferred Stock	$1,038,310	$1,180,904	$176,048
Issuance of warrants to placement agents	$—	$—	$753,737
Reclassification of warrants from equity to warrants liability	$—	$—	$4,138,783
Conversion of notes issued in conjunction with the private placement to Series A Preferred Stock, at fair value	$—	$—	$9,182,652
Interest rate swap contract	$—	$111,086	$—

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015, 2014 and 2013

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS
Streamline Health Solutions, Inc. and subsidiaries (the “Company”) operates in one segment as a provider of healthcare information technology through the licensing of its Electronic Health Information Management, Patient Financial Services, Coding and Clinical Documentation Improvement and other Workflow software applications and the use of such applications by software as a service. The Company also provides implementation and consulting services to complement its software solutions. The Company’s software and services enable hospitals and integrated healthcare delivery systems in the United States and Canada to capture, store, manage, route, retrieve, and process vast amounts of patient clinical, financial and other healthcare provider information.
Fiscal Year
All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following year.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and its wholly-owned subsidiaries, Streamline Health, Inc and Unibased Systems Architecture, Inc. All significant intercompany transactions are eliminated in consolidation.
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
Allowance for Doubtful Accounts
In determining the allowance for doubtful accounts, aged receivables are analyzed monthly by management. Each identified receivable is reviewed based upon the most recent information available, including client comments, if any, and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. During these monthly reviews, the Company determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its clients or resellers to make required payments. The allowance for doubtful accounts was $666,000 and $267,000 at January 31, 2015 and 2014, respectively. The Company believes that its reserve is adequate, however results may differ in future periods.

Concessions Accrual
In determining the concession accrual, the Company evaluates historical concessions granted relative to revenue. The concession accrual was $58,000 at both January 31, 2015 and 2014.
Bad debt expense for fiscal years 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Bad debt expense	$440,771	$330,907	$67,464
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method, over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Computer equipment and software	3-4 years
Office equipment	5 years
Office furniture and fixtures	7 years
Leasehold improvements	Term of lease

Depreciation expense for property and equipment in fiscal 2014, 2013 and 2012 was $1,005,000, $718,000 and $726,000, respectively.
Normal repair and maintenance is expensed as incurred. Replacements are capitalized and the property and equipment accounts are relieved of the items being replaced or disposed of, if no longer of value. The related cost and accumulated depreciation of the disposed assets are eliminated and any gain or loss on disposition is included in the results of operations in the year of disposal.
Leases
On April 10, 2012, the Company entered into an amended lease obligation to lease 8,582 square feet of office space at 1230 Peachtree St. NE in Atlanta, Georgia. The lease commenced upon taking possession of the space and ends 72 months thereafter. The Company took possession of the space during the third quarter of fiscal 2012. Upon relocation, the Company completely vacated the previously leased premises within the same building. The provisions of the lease provide for rent abatement for the first four months of the lease term. Upon taking possession of the premises, the rent abatement was aggregated with the total expected rental payments, and is being amortized on a straight-line basis over the term of the lease.
On December 13, 2013, the Company entered into an amended lease obligation to lease 24,335 square feet of office space in the same building as the office space in Atlanta, Georgia. The lease commences upon taking possession of the space and ends 102 months thereafter. The Company took possession of the new space during the second quarter of fiscal 2014. Upon relocation, the Company completely vacated the previously leased premises within the building. The provisions of the lease provide for rent abatement for the first eight months of the lease term. Upon taking possession of the premises, the rent abatement and the unamortized balance of deferred rent associated with the previously leased premises will be aggregated with the total expected rental payments, and will be amortized on a straight-line basis over the term of the new lease.
On August 16, 2012, as part of the acquisition of Meta Health Technology, the Company assumed a lease agreement for office space of approximately 10,000 square feet in size, at 330 Seventh Ave., New York, New York. This lease term expired on August 31, 2014. During the third quarter of fiscal 2014, the Company relocated its New York office to 105 Madison Avenue, New York, New York. The lease commenced upon taking possession of the space and ends 63 months thereafter. The provisions of the lease for the new office space of 10,350 square feet provide for rent abatement for the first two months of the lease term. Upon taking possession of the premises, the rent abatement was aggregated with the total expected rental payments, and is being amortized on a straight-line basis over the term of the lease.
The Company has capital leases to finance office equipment and maintenance services purchases. The balance of fixed assets acquired under these capital leases is $1,515,000 and $261,000 as of January 31, 2015 and 2014, respectively, and the balance of accumulated depreciation is $494,000 and $76,000 for the respective periods. The amortization expense of leased assets is included in depreciation expense.

Debt Issuance Costs
Costs related to the issuance of debt are capitalized and amortized to interest expense on a straight-line basis, which is not materially different from the effective interest method, over the term of the related debt.
Interest Rate Swap

In December 2013, the Company entered into an interest rate swap agreement to hedge against interest rate exposure of its variable rate debt obligation. The interest rate swap settles any accrued interest for cash on the first day of each calendar month until expiration. At such dates, the differences to be paid or received on the interest rate swaps will be included in interest expense. The interest rate swap qualifies for cash flow hedge accounting treatment and as such, the change in the fair values of the interest rate swap is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive loss and the ineffective portion reported in loss.
The fair value of the Company's interest rate swap is based on Level 2 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures, which include observable inputs such as dealer-quoted prices for similar assets or liabilities, and represents the estimated amount the Company would receive or pay to terminate the agreement taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk.
During the third quarter of fiscal 2014, the interest rate swap was terminated prior to its maturity, and losses accumulated in other comprehensive loss were reclassified into earnings.
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
Capitalized Software Development Costs
Software development costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The Company capitalized such costs, including interest, of $620,000, $614,000 and $2,000,000 in fiscal 2014, 2013 and 2012, respectively. The Company acquired $2,017,000 of internally developed software in 2014 through the acquisition of Unibased, and $3,646,000 in 2012 through the acquisition of Meta, which is described in Note 3 - Acquisitions.
Amortization for the Company's legacy software systems is provided on a solution-by-solution basis over the estimated economic life of the software, typically five years, using the straight-line method. Amortization commences when a solution is available for general release to clients. Acquired internally developed software from the Interpoint, Meta, and Unibased acquisitions is amortized using the straight-line method.
Amortization expense on all internally developed software was $3,678,000, $3,192,000 and $2,659,000 in fiscal 2014, 2013 and 2012, respectively, which included in the consolidated statements of operations as follows:

	Fiscal Year
Amortization expense on internally developed software included in:	2014	2013	2012
Cost of systems sales	$3,352,000	$2,769,000	$2,435,000
Cost of software as a service	326,000	423,000	224,000
Total amortization expense on internally developed software	$3,678,000	$3,192,000	$2,659,000
Research and development expense, net of capitalized amounts, was $9,756,000, $7,088,000 and $2,948,000 in fiscal 2014, 2013 and 2012, respectively.

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of the Company’s long-term debt approximates fair value since the interest rates being paid on the amounts approximate the market interest rate. Long-term debt and the interest rate swap are classified as Level 2. The initial fair value of royalty liability and warrants liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. The fair value of warrants liability as of January 31, 2015 was also determined by management with the assistance of an independent third-party valuation specialist using a binomial model. The fair value of the royalty liability is determined based on the probability-weighted revenue scenarios for the Looking Glass® Clinical Analytics solution licensed from Montefiore Medical Center (discussed below). The contingent consideration for the royalty liability and warrants liability are classified as Level 3.
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
Term Licenses
We cannot establish VSOE fair value of the undelivered element in term license arrangements. However, as the only undelivered element is post-contract customer support, the entire fee is recognized ratably over the contract term. Typically, revenue recognition commences once the client goes live on the system. Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution. The software portion of our coding and clinical documentation improvement solutions generally does not require material modification to achieve their contracted function.

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
Professional services components that are essential to the functionality of the software, and are not considered a separate unit of accounting, are recognized in revenue ratably over the life of the client, which approximates the duration of the initial contract term. The Company defers the associated direct costs for salaries and benefits expense for professional services contracts. These deferred costs will be amortized over the identical term as the associated SaaS revenues. As of January 31, 2015 and 2014, the Company had deferred costs of $570,000 and $331,000, respectively, net of accumulated amortization of $275,000 and $110,000, respectively. Amortization expense of these costs was $166,000, $110,000 and $35,000 in fiscal 2014, 2013 and 2012, respectively.
The Company uses VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. The Company typically sells professional services on an hourly-fee basis. The Company monitors projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.
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
Goodwill and Intangible Assets

Goodwill and other intangible assets were recognized in conjunction with the Interpoint, Meta, CLG, and Unibased acquisitions. Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of internally developed software, client relationships, supplier agreements, non-compete agreements, customer contracts, and license agreement. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to 15 years, using the straight-line and undiscounted expected future cash flows methods. The indefinite-lived intangible asset relates to the Meta trade name, which was not amortized, but tested for impairment on at least an annual basis. In fiscal 2014, Meta trade name was deemed impaired and its corresponding balance was fully written off (see Note 7 - Goodwill and Intangible Assets).

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

The Company assesses goodwill annually (during the fourth quarter), or more frequently when events and circumstances, such as the ones mentioned above, occur indicating that the recorded goodwill may be impaired. The Company did not note any of the above qualitative factors, which would be considered a triggering event for impairment. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit's fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to the Company, and trends in the market price of the Company's common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

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
The Company performed its annual assessment of goodwill during the fourth quarter of fiscal 2014, using the two-step approach described above. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on the analysis performed for step one, the fair value of the reporting unit exceeded the carrying amount of the reporting unit, including goodwill, and, therefore, an impairment loss was not recognized. As the Company passed step one of the analysis, step two was not required.
Severances
From time to time, we will enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. In fiscal 2014, 2013 and 2012, we incurred $666,000, $384,000 and $866,000 in severance expenses. At January 31, 2015 and 2014, we had accrued for $159,000 and zero in severances, respectively.
Equity Awards
The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. The Company incurred total annual compensation expense related to stock-based awards of $1,934,000, $1,661,000 and $956,000 in fiscal 2014, 2013 and 2012, respectively.
The fair value of the stock options granted in fiscal 2014, 2013 and 2012 was estimated at the date of grant using a Black-Scholes option pricing model. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical data (such as, volatility factor, expected term, and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.
The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market close price per share on the day of grant. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically a one-year service period to the Company.
Common Stock Warrants
As of January 31, 2014, the fair value of the common stock warrants was computed using the Black-Scholes option pricing model. The estimated fair value of the warrant liabilities as of January 31, 2015 was computed using Monte-Carlo simulations. Both valuations were based on assumptions regarding annual volatility, risk-free rate, dividend yield and expected life. The models also include assumptions to account for anti-dilutive provisions within the warrant agreement.
Comprehensive Loss
Total other comprehensive income (loss) for fiscal years 2014, 2013 and 2012 was $111,000, $(111,000) and zero, respectively. Total other comprehensive income (loss) relates to the change in the unrealized loss on the Company's interest rate swap arrangement. The Company's interest rate swap arrangement is further described in Note 6 - “Debt”.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credit and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. See Note 8 - “Income Taxes” for further details.
The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At January 31, 2015, the Company believes it has appropriately accounted for any uncertain tax positions. As part of the Meta acquisition, the Company assumed a current liability for an uncertain tax position. The Company has recorded zero and $181,000 of reserves for uncertain tax positions and corresponding interest and penalties as of January 31, 2015 and January 31, 2014, respectively.

Net Loss Per Common Share
The Company presents basic and diluted earnings per share (“EPS”) data for its common stock. Basic EPS is calculated by dividing the net loss attributable to shareholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to shareholders and the weighted average number of shares of common stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, unvested restricted stocks, warrants and convertible preferred stock. Potential common stock equivalents that have been issued by the Company related to outstanding stock options, unvested restricted stock and warrants are determined using the treasury stock method, while potential common shares related to Series A Convertible Preferred Stock are determined using the “if converted” method.

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

In accordance with ASC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses. For the years ended January 31, 2015, 2014 and 2013, the unvested restricted stock awards and the Series A Preferred Stock were not deemed to be participating since there was a net loss from operations for the years ended January 31, 2015, 2014 and 2013. As of January 31, 2015 , 2014 and 2013, there were 2,949,995, 2,949,995 and 3,999,995 shares of preferred stock outstanding, respectively, each share is convertible into one share of the Company's common stock. For the years ended January 31, 2015, 2014 and 2013, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in Diluted EPS and, therefore, was not included in the calculation. As of January 31, 2015, 2014 and 2013, there were 120,306, 29,698 and 137,325 unvested restricted shares of common stock outstanding, respectively. These unvested restricted shares were excluded from the calculation as their effect would have been antidilutive.
The following is the calculation of the basic and diluted net loss per share of common stock:

		Fiscal Year
	2014	2013	2012
Net loss	$(12,011,457)	$(11,717,190)	$(5,378,729)
Less: deemed dividends on Series A Preferred Stock	(1,038,310)	(1,180,904)	(176,048)
Net loss attributable to common shareholders	$(13,049,767)	$(12,898,094)	$(5,554,777)
Weighted average shares outstanding used in basic per common share computations	18,261,800	13,747,700	11,634,540
Stock options and restricted stock	—	—	—
Number of average shares used in diluted per common share computation	18,261,800	13,747,700	11,634,540
Basic net loss per share of common stock	$(0.71)	$(0.94)	$(0.48)
Diluted net loss per share of common stock	$(0.71)	$(0.94)	$(0.48)
Diluted loss per share exclude the effect of 2,437,323, 2,304,407 and 2,685,237 outstanding stock options in fiscal 2014, 2013 and 2012, respectively. The inclusion of these shares would be anti-dilutive. For the years ended January 31, 2015, 2014 and 2013, the outstanding common stock warrants of 1,400,000 would have an anti-dilutive effect if included in Diluted EPS and, therefore, were not included in the calculation.
Loss Contingencies
We are subject to the possibility of various loss contingencies arising in the course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether to accrue for a loss contingency and adjust any previous accrual.
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
In July 2013, the FASB issued an accounting standard update relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update amends existing GAAP that required in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The Company adopted this update on January 31, 2014, and it did not have a material impact on our financial statements.

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

Balance at August 16, 2012
Assets purchased:
Cash	$1,126,000
Accounts receivable	2,300,000
Property and equipment	133,000
Other assets	513,000
Client relationships	4,464,000
Internally-developed software	3,646,000
Trade name (2)	1,588,000
Supplier agreements	1,582,000
Covenants not to compete	720,000
Goodwill (1), (2)	8,073,000
Total assets purchased	$24,145,000
Liabilities assumed:
Accounts payable and accrued liabilities	1,259,000
Deferred revenue obligation, net	3,494,000
Deferred tax liabilities	4,602,000
Net assets acquired	$14,790,000
Consideration:
Company common stock	$1,502,000
Cash paid	13,288,000
Total consideration	$14,790,000
 _______________

(1)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired, which is not deductible for tax purposes.

(2)	See Note 7 - Goodwill and Intangible Assets for further changes in fiscal 2013. In fiscal 2014, Meta trade name was deemed impaired and its corresponding balance was fully written off.
The acquired operations of Meta are consolidated with the results of the Company from August 16, 2012. Due to the new deferred tax liabilities recorded as a result of the above purchase price allocation, the Company was able to reduce its valuation allowance by $3,000,000 representing the significant deferred tax benefit recorded for the year ended January 31, 2013.
On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which it entered into an agreement for an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Looking Glass® Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, Streamline paid Montefiore a one-time initial base royalty fee of $3,000,000, and we are obligated to pay on-going quarterly royalty amounts related to future sublicensing of CLG by Streamline. Additionally, Streamline has committed that Montefiore will receive at least an additional $3,000,000 of on-going royalty payments within the first six and one-half years of the license term.
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

Balance at February 3, 2014
Assets purchased:
Cash	$59,000
Accounts receivable (2)	221,000
Other assets	61,000
Internally-developed software	2,017,000
Client relationships	647,000
Trade name	26,000
Goodwill (1)	4,251,000
Total assets purchased	7,282,000
Liabilities assumed:
Accounts payable and accrued liabilities	362,000
Deferred revenue obligation, net	793,000
Deferred income taxes	9,000
Net assets acquired	$6,118,000
Cash paid	$6,118,000
 _______________

(1)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired, which is not deductible for tax purposes.

(2)	During the fourth quarter of fiscal 2014, the Company recorded an immaterial correction of an error to reduce the accounts receivable acquired from Unibased by $266,000, with the offset to goodwill.

In fiscal 2014, revenues and net loss from acquired Unibased operations totaled $1,849,000 and $414,000, respectively. The operating results of Unibased are not material for proforma disclosure.
On May 6, 2014, we signed a definitive asset purchase agreement with CentraMed, Inc., a California corporation (“CentraMed”). The definitive agreement provided for the purchase of substantially all of CentraMed’s assets related to its business of providing healthcare analytics and consulting services to hospitals, physicians and other providers. The agreement also provided that at closing we would pay $4.8 million in cash for such assets and it included detailed representations, warranties and covenants, as well as indemnification and termination provisions customary for transactions of this type. On January 12, 2015, Streamline terminated the definitive agreement in accordance with our termination rights under the agreement. We incurred no termination penalties under the agreement as a result of the termination.

NOTE 4 — DERIVATIVE LIABILITIES

As discussed further in Note 15 - Private Placement Investment, in conjunction with the private placement investment, the Company issued common stock warrants exercisable for up to 1,200,000 of common stock at an exercise price of $3.99 per share. The warrants were initially classified in stockholders' equity as additional paid-in capital at the allocated amount, net of allocated transaction costs, of $1,425,000. Effective October 31, 2012, upon shareholder approval of anti-dilution provisions that reset the warrant's exercise price if a dilutive issuance occurs, the warrants were reclassified as non-current derivative liabilities. The fair value of the warrants was $4,139,000 at October 31, 2012, with the difference between the fair value and carrying value recorded to additional paid-in capital. Effective as of the reclassification as derivative liabilities, the warrants are re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period as a credit or charge to miscellaneous income (expense). The fair value of the warrants at January 31, 2015 and 2014 was $1,834,000 and $4,117,000, respectively. The change in fiscal 2014, 2013 and 2012 reflects $2,283,000 and $141,000 and $489,000 respectively, of miscellaneous income recognized in the consolidated statements of operations as a result of decreases in the fair value of the warrants. The change in fiscal 2013 also reflects a valuation adjustment that increased the warrant liability by $609,000, offset by decreases in Series A Preferred Stock (see Note 15) of $197,000 and additional paid-in capital of $412,000. The estimated fair value of the warrant liabilities as of January 31, 2015 was computed using Monte-Carlo simulations based on the following assumptions: annual volatility of 55%; risk-free rate of 0.8%, dividend yield of 0.0% and expected life of three years. The model also included assumptions to account for anti-dilutive provisions within the warrant agreement. The estimated fair value of the warrant liabilities as of January 31, 2014 was computed using the Black-Scholes option pricing model based on the following assumptions: annual volatility of 58.24%; risk-free rate of 1.07%, dividend yield of 0.0% and expected life of four years

During fiscal 2013, the Company recorded an immaterial correction of an error regarding the valuation of its common stock warrants originated during the third quarter of fiscal 2012 in conjunction with its private placement investment. The Company concluded there was a cumulative $19,000 overstatement of the loss before income taxes on its consolidated statement of operations for the fiscal year ended January 31, 2013, as previously reported. The aforementioned cumulative $19,000 overstatement has been recorded in the consolidated statement of operations for fiscal 2013. The January 31, 2013 consolidated balance sheet, as previously reported, reflects a $51,000 overstatement of deferred financing costs, a cumulative $150,000 understatement of deemed dividends on Series A Preferred Stock, and a $609,000 overstatement of the Series A Preferred Stock and additional paid-in capital. These aforementioned consolidated balance sheet adjustments have been recorded on the January 31, 2014 consolidated balance sheet as presented herein. The Company concluded that the impact of the corrections were not quantitatively and qualitatively material to the prior and current fiscal years.

NOTE 5 — OPERATING LEASES
The Company rents office and data center space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2022. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years and thereafter are as follows:

	Facilities	Equipment	Fiscal Year Totals
2015	$1,035,000	$5,000	$1,040,000
2016	969,000	2,000	971,000
2017	1,007,000	—	1,007,000
2018	1,039,000	—	1,039,000
2019	967,000	—	967,000
Thereafter	1,468,000	—	1,468,000
Total	$6,485,000	$7,000	$6,492,000

Rent and leasing expense for facilities and equipment was $1,652,000, $1,333,000 and $965,000 for fiscal years 2014, 2013 and 2012, respectively.

NOTE 6 — DEBT
Term Loan and Line of Credit
On August 16, 2012, the Company amended the subordinated credit agreement with Fifth Third Bank, whereby Fifth Third Bank provided the Company with a $5,000,000 revolving line of credit, a $5,000,000 senior term loan and a $9,000,000 subordinated term loan, a portion of which was used to refinance the previously outstanding $4,120,000 subordinated term loan with Fifth Third Bank. Additionally, as part of the refinancing in August 2012, the Company mutually agreed to settle the success fee included in the previous subordinated term loan for $700,000. The difference between the $233,000 success fee accrued through the date of the amendment and the amount paid was recorded to deferred financing costs and amortized over the term of the amended loan. The Company paid a commitment fee in connection with the senior term loan of $75,000, which was included in deferred financing costs.
We were required to pay a success fee in accordance with the amended subordinated term loan, which was recorded in interest expense as accrued over the term of the loan. The success fee was due on the date the entire principal balance of the loan became due (August 16, 2014). The success fee was accrued in accordance with the terms of the loan in an amount necessary to provide the lender a 17% internal rate of return through the date the success fee became due. The accrued success fee of $1,124,000 was paid when the subordinated term loan was paid in full, as described below.
In December 2013, we amended and restated our previously outstanding senior credit agreement and amended the subordinated credit agreement to increase the senior term loan to $8,500,000, reduce the interest rates, and extend the maturity of the senior term loan and the revolving line of credit to December 1, 2018 and December 1, 2015, respectively. In January 2014, we paid the subordinated term loan in full. The outstanding senior term loan was secured by substantially all of our assets. The senior term loan principal balance was payable in monthly installments of $101,000, which started in January 2014 and would have continued through the maturity date, with the full remaining unpaid principal balance due at maturity. Borrowings under the senior term loan bore interest at a rate of LIBOR plus 5.25%. However, as a result of our interest rate swap, the interest rate was fixed at 6.42% until October 27, 2014, when the interest rate swap agreement was terminated. Accrued and unpaid interest on the senior term loan was due monthly through maturity. We paid $116,000 in closing fees in connection with this senior term loan, which was recorded as a debt discount and amortized to interest expense over the term of the loan using the effective interest method.
Borrowings under the revolving line of credit bore interest at a rate equal to LIBOR plus 3.50%. A commitment fee of 0.40% was on the unused revolving line of credit balance, and was payable quarterly.
On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto. Pursuant to the Credit Agreement, the lenders agreed to provide a $10,000,000 senior term loan and a $5,000,000 revolving line of credit to our primary operating subsidiary. Amounts outstanding under the Credit Agreement bear interest at either LIBOR or the base rate, as elected by the Company, plus an applicable margin. Subject to the Company’s leverage ratio, the applicable LIBOR rate margin varies from 4.25% to 5.25%, and the applicable base rate margin varies from 3.25% to 4.25%. Pursuant to the terms of the amendment to the Credit Agreement entered into as of April 15, 2015, going forward the applicable LIBOR rate margin will vary from 4.25% to 6.25%, and the applicable base rate margin will vary from 3.25% to 5.25%. The term loan and line of credit mature on November 21, 2019 and provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. At closing, the Company repaid indebtedness under its prior credit facility using approximately $7,400,000 of the proceeds provided by the term loan. The prior credit facility with Fifth Third Bank was terminated concurrent with the entry of the Credit Agreement and unamortized debt financing costs and discount of $315,000 associated with the terminated debt was included in loss on early extinguishment of debt. Financing costs of $401,000 associated with the new credit facility are being amortized over its term on a straight-line basis, which is not materially different from the effective interest method.
The Credit Agreement includes customary financial covenants, including the requirements that the Company maintain minimum liquidity and achieve certain minimum EBITDA levels. In addition, the credit facility prohibits the Company from paying dividends on the common and preferred stock. For the four-quarter period ended January 31, 2015, the required minimum EBITDA was zero. The Company obtained a waiver from its lender for non-compliance with the minimum EBITDA covenant at January 31, 2015. Concurrently, in April 2015 the Credit Agreement was amended to increase the applicable LIBOR rate margin, which will vary from 4.25% to 6.25%, and to reset the financial covenants. As such, the Company is required to maintain minimum liquidity of at least (i) $5,000,000 through April 15, 2015, (ii) $6,500,000 from April 16, 2015 through and including July 30, 2015, (iii) $7,000,000 from July 31, 2015 through and including January 30, 2016, and (iv) $7,500,000 from January 31, 2016 through and including the maturity date of the credit facility.
The following table shows our future minimum EBITDA covenant thresholds, as modified by the amendment to the Credit Agreement:

For the four-quarter period ending	Minimum EBITDA
April 30, 2015	$(2,500,000)
July 31, 2015	(1,750,000)
October 31, 2015	(750,000)
January 31, 2016	500,000
For the four-quarter period ending April 30, 2016, and fiscal quarters thereafter, the minimum EBITDA will be determined within 30 days following delivery of, and based upon, the projections then most recently delivered by the Company.
As of January 31, 2015, the Company had no outstanding borrowings under the revolving line of credit, and had accrued $5,000 in unused balance commitment fees.

Note Payable
In November 2013, as part of the settlement of the earn-out consideration in connection with the Interpoint acquisition described below, we issued an unsecured, subordinated three-year note in the amount of $900,000 (“Note Payable”) that would mature on November 1, 2016 and accrued interest on the unpaid principal amount outstanding at a per annum rate equal to 8%. Annual principal payments of $300,000 were due on November 1, 2014, 2015 and 2016. At closing of the Credit Agreement with Wells Fargo described above, we repaid our indebtedness under this note using approximately $600,000 of the proceeds provided by the term loan.
Outstanding principal balances on debt consisted of the following at:

	January 31, 2015	January 31, 2014
Senior term loan (1)	$10,000,000	$8,298,000
Note payable	—	900,000
Capital lease	1,365,000	227,000
Total	11,365,000	9,425,000
Less: Current portion	1,282,000	1,620,000
Non-current portion of long-term debt	$10,083,000	$7,805,000
 _______________

(1)
January 31, 2014 balance represents total principal due, therefore it is not reduced by the debt discount of $112,000. In the consolidated balance sheets, the term loan is presented net of this discount.

Future repayments of long-term debt by fiscal year consisted of the following at January 31, 2015:

	Senior Term Loan	Capital Lease (1)	Total
2015	$500,000	$858,000	$1,358,000
2016	750,000	457,000	1,207,000
2017	1,000,000	93,000	1,093,000
2018	1,000,000	—	1,000,000
2019	6,750,000	—	6,750,000
Total repayments	$10,000,000	$1,408,000	$11,408,000
 _______________

(1)	Future minimum lease payments include principal plus interest.
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
Convertible Subordinated Notes Payable, Private Placement Investment
On August 16, 2012, in connection with the $12,000,000 private placement investment (“private placement investment”) with affiliated funds and accounts of Great Point Partners, LLC, and Noro-Moseley Partners VI, L.P., and another investor, the Company issued convertible subordinated notes payable in the aggregate principal amount of $5,699,577, which upon shareholder approval, convert into up to 1,583,220 shares of Series A Preferred Stock. The allocation of the proceeds to the subordinated convertible notes resulted in a debt discount of $1,934,000, which will be amortized over the period from issue date to maturity date using the effective interest rate method. The Company recorded $112,000 of debt discount amortization in fiscal 2012. On November 1, 2012, upon shareholder approval, the convertible subordinated notes were converted into shares of Series A Preferred Stock. The convertible subordinated notes had an aggregate principal amount of $5,699,577 and converted into an aggregate of 1,583,210 shares of Preferred Stock. The Company incurred a loss upon conversion of $5,913,000 on November 1, 2012. For further detail on this transaction see also Note 15 - Private Placement Investment.
Interest Rate Swap
As of January 31, 2014, the Company maintained one effective hedging relationship via one distinct interest rate swap agreement (maturing December 1, 2020), which required the Company to pay interest at a fixed rate of 6.42% and receive interest at a variable rate. This interest rate swap agreement was designated to hedge $8,500,000 of a variable rate debt obligation. The one-month LIBOR rate on each reset date determined the variable portion of the interest rate swap for the following month. The interest rate swap settled any accrued interest for cash on the first day of each calendar month, until expiration. At such dates, the differences to be paid or received on the interest rate swap were included in interest expense. No premium or discount was incurred upon the Company entering into the interest rate swap, because the pay and receive rates on the interest rate swap represented prevailing rates for the counterparty at the time the interest rate swap was entered into.
The interest rate swap qualified for cash flow hedge accounting treatment and as such, the Company had effectively hedged its exposure to variability in the future cash flows attributable to the one-month LIBOR on its $8,500,000 of variable rate obligation. The change in the fair value of the interest rate swap was recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swap’s gains or losses reported as a component of other comprehensive loss and the ineffective portion reported in earnings (interest expense). As of January 31, 2014, the Company had a fair value liability of $111,000 for the effective portion of the interest rate swap. During the third quarter of fiscal 2014, the interest rate swap was terminated prior to its maturity, and losses accumulated in other comprehensive loss were reclassified into earnings.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
The goodwill activity is summarized as follows:

Goodwill
Balance January 31, 2013	$12,133,000
Goodwill acquired during the year	108,000
Adjustments to goodwill during the year	(307,000)
Balance January 31, 2014	11,934,000
Goodwill acquired during the year	4,251,000
Balance January 31, 2015	$16,185,000

Intangible assets, net, consist of the following:

	January 31, 2015
	Estimated Useful Life	Gross Assets	Accumulated Amortization	Net Assets
Definite-lived assets:
Trade name	1 year	$26,000	$26,000	$—
Client relationships	10-15 years	5,932,000	1,548,000	4,384,000
Covenants not to compete	0.5-15 years	856,000	606,000	250,000
Supplier agreements	5 years	1,582,000	778,000	804,000
License agreement	15 years	4,431,000	369,000	4,062,000
Total		$12,827,000	$3,327,000	$9,500,000

	January 31, 2014
	Estimated Useful Life	Gross Assets	Accumulated Amortization	Net Assets
Indefinite-lived assets:
Trade name	N/A	$1,952,000	$—	$1,952,000
Definite-lived assets:
Client relationships	10-15 years	$5,285,000	$862,000	$4,423,000
Covenants not to compete	0.5-15 years	856,000	533,000	323,000
Supplier agreements	5 years	1,582,000	461,000	1,121,000
License agreement	15 years	4,431,000	74,000	4,357,000
Total		$14,106,000	$1,930,000	$12,176,000
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
In fiscal 2014, management evaluated that the concerted effort to rebrand the Company’s solutions under a single, harmonized Looking Glass® marketing platform moving forward, eroded, in total, the value of the Meta Trade name. As a result, the Company recorded a $1,952,000 loss, which is reflected in Impairment of intangible assets on the Consolidated Statements of Operations.
Amortization over the next five fiscal years for intangible assets is estimated as follows:

Annual Amortization Expense
2015	$1,345,000
2016	1,298,000
2017	1,088,000
2018	863,000
2019	826,000
Thereafter	4,080,000
Total	$9,500,000

NOTE 8 — INCOME TAXES
Income taxes consist of the following:

		Fiscal Year
	2014	2013	2012
Current tax benefit (expense):
Federal	$131,816	$(8,705)	$(9,391)
State	34,611	130,048	(37,594)
	166,427	121,343	(46,985)
Deferred tax benefit (expense):
Federal	663,681	26,491	2,642,580
State	56,901	(47,376)	292,942
	720,582	(20,885)	2,935,522
Current and deferred income tax benefit	$887,009	$100,458	$2,888,537
The income tax benefit for income taxes differs from the amount computed using the federal statutory income tax rate as follows:

		Fiscal Year
	2014	2013	2012
Federal tax benefit at statutory rate	$4,385,479	$4,018,000	$2,810,870
State and local taxes, net of federal benefit	325,966	488,626	255,348
Change in valuation allowance	(4,030,864)	(3,659,160)	2,000,295
Permanent items:
Loss from conversion of notes payable	—	—	(1,937,411)
Incentive stock options	(421,366)	(343,117)	—
Transaction costs	(5,291)	(78,476)	(339,320)
Change in fair value of warrants liability	776,337	(159,249)	166,408
Other	(44,719)	(351,857)	(45,540)
Reserve for uncertain tax position	164,127	(11,642)	—
Other	(262,660)	197,333	(22,113)
Income tax benefit	$887,009	$100,458	$2,888,537

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences and credits are as follows:

	January 31,
	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$245,252	$98,661
Deferred revenue	372,275	19,561
Accruals	174,658	351,827
Net operating loss carryforwards	14,905,174	7,763,718
Stock compensation expense	438,659	362,145
Property and equipment	—	147,691
AMT credit	102,144	102,144
Other	8,912	62,783
Total deferred tax assets	16,247,074	8,908,530
Valuation allowance	(12,554,242)	(7,666,626)
Net deferred tax assets	3,692,832	1,241,904
Deferred tax liabilities:
Property and Equipment	(21,755)	—
Definite-lived intangible assets	(3,671,077)	(1,241,904)
Indefinite-lived intangibles	(9,575)	(720,581)
Total deferred tax liabilities	(3,702,407)	(1,962,485)
Net deferred tax liabilities	$(9,575)	$(720,581)

At January 31, 2015, the Company had U.S. federal net operating loss carry forwards of $40,944,000, which expire at various dates through fiscal 2034. The Company also has an Alternative Minimum Tax net operating loss carry forward of $40,944,000, which has an unlimited carry forward period. The Company also had state net operating loss carry forwards of $20,710,000, which expire on or before fiscal 2034.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company established a valuation allowance of $12,554,000, $7,667,000 and $7,835,000 at January 31, 2015, 2014 and 2013, respectively. The increase in the valuation allowance of $4,887,000 was driven primarily by losses incurred during the year ended January 31, 2015. Management believes it is more likely than not the Company will realize the remaining deferred tax assets, net of existing valuation allowances, in future years.
Due to the reporting requirements of ASC 718, $1,592,000, tax effected $588,000 of the net operating loss carryforward is not recorded on the Company’s balance sheet because the loss was created by the tax benefits of stock option exercises, which cannot be recognized for book purposes until the benefit has been realized by actually reducing taxes payable. When recognized, the tax benefit of these losses will be accounted for as a credit to additional paid in capital rather than a reduction of the income tax provision.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through January 31, 2010. All material state and local income tax matters have been concluded for years through January 31, 2009.
The Company has recorded a reserve, including interest and penalties, for uncertain tax positions of zero and $181,000 as of January 31, 2015 and January 31, 2014, respectively. As of January 31, 2015 and 2014, the Company had zero and $60,000, respectively, of accrued interest and penalties associated with unrecognized tax benefits. In fiscal 2012, a reserve was recorded in purchase accounting as part of the Meta acquisition on August 16, 2012. In fiscal 2014, this reserve was reversed due to the lapses in statutes of limitations, which resulted in a $181,000 tax benefit.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	2014	2013	2012
Beginning of fiscal year	$121,000	$122,000	$—
Additions for tax positions of prior years	—	—	122,000
Reductions for tax positions of prior years	—	(1,000)	—
Reductions attributable to lapse of statute of limitations	(121,000)	—	—
End of fiscal year	$—	$121,000	$122,000

NOTE 9 — MAJOR CLIENTS
During fiscal year 2014, no individual client accounted for 10% or more of our total revenues. Two clients represented 16% and 10%, respectively, of total accounts receivable as of January 31, 2015.
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

NOTE 10 — EMPLOYEE RETIREMENT PLAN
The Company has established a 401(k) retirement plan that covers all associates. Company contributions to the plan may be made at the discretion of the board of directors. The Company matches 100% up to the first 4% of compensation deferred by each associate in the 401(k) plan. The total compensation expense for this matching contribution was $440,000, $370,000 and$289,000 in fiscal 2014, 2013 and 2012, respectively.

NOTE 11 — EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan under which associates may purchase up to 1,000,000 shares of common stock. Under the plan, eligible associates may elect to contribute, through payroll deductions, up to 10% of their base pay to a trust during any plan year, i.e., July 1 through June 30 of the following year through June 30, 2013, and January 1 through December 31 of the same year beginning January 1, 2014. Semi-annually, typically in January and July of each year, the plan issues for the benefit of the employees shares of common stock at the lesser of (a) 85% of the fair market value of the common stock on the first day of the vesting period, January 1 or July 1, or (b) 85% of the fair market value of the common stock on the last day of the vesting period, June 30 or December 31 of the same year. At January 31, 2015, 97,285 shares remain that can be purchased under the plan.
The Company recognized compensation expense of $14,000, $42,000 and $32,000 for fiscal years 2014, 2013 and 2012, respectively, under this plan.
During fiscal 2014, 11,141 shares were purchased at the price of $4.08 per share and 9,900 shares were purchased at the price of $3.68 per share; during fiscal 2013, 36,858 shares were purchased at the price of $3.17 per share and 9,115 shares were purchased at the price of $5.67 per share. The cash received for shares purchased from the plan was $82,000 and $169,000 and $76,000 in fiscal 2014, 2013 and 2012, respectively.
The purchase price at June 30, 2015, will be 85% of the lower of (a) the closing price on January 2, 2015 ($4.05) or (b) of the closing price on June 30, 2015.

NOTE 12 — STOCK BASED COMPENSATION
Stock Option Plans
The Company’s 2005 and 2013 Incentive Compensation Plans, which authorizes the Company to issue up to 4,500,000 equity awards (stock options, stock appreciation rights or “SAR’s”, and restricted stock) to directors and associates of the Company. The options granted have terms of ten years or less, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant. At January 31, 2015 and 2014, options to purchase 1,737,323 and 1,473,425 shares of the Company’s common stock have been granted, respectively, and are outstanding under the plans. There are no SAR’s outstanding under the plans. Please see "Restricted Stock" section for more information on restricted shares.

In fiscal 2014 and 2013, executive inducement grants were approved by the Company's Board of Directors pursuant to NASDAQ Marketplace Rule 5635(c)(4). The terms of the grant are nearly as practicable identical to the terms and conditions of the Company’s 2005 and 2013 Incentive Compensation Plans. For the year ended January 31, 2015, 300,000 stock options were issued, 125,694 options expired, 99,722 were forfeited, and 205,566 were exercised. For the year ended January 31, 2014, zero stock options were issued, 186,790 options were forfeited, and 105,556 were exercised. For the year ended January 31, 2013, 675,000 stock options were issued, 177,783 options expired, and 88,889 were exercised. At January 31, 2015 and 2014, there were 700,000 and 830,982 options outstanding, respectively. Please see “Restricted Stock” section for information on the restricted shares.
A summary of stock option activity is summarized as follows:

	Fiscal Year
	2014
	Options	Weighted Average Exercise Price
Outstanding — beginning of year	2,304,407	4.46
Granted	1,318,078	4.95
Exercised	(246,155)	1.91
Expired	(168,060)	5.31
Forfeited	(770,947)	5.75
Outstanding — end of year	2,437,323	4.52
Exercisable — end of year	1,192,220	3.83
Aggregate intrinsic value of outstanding options at year end	$9,798,038
Aggregate intrinsic value of exercisable options at year end	$4,792,724

For fiscal 2014, 2013 and 2012, the weighted average grant date fair value of options granted during year was $2.90, $4.42 and $2.02, respectively, and the total intrinsic value of options exercised during the year was $990,000, $2,673,000 and $570,000, respectively.

The fiscal 2014, 2013 and 2012 stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for each fiscal year:

	2014	2013	2012
Expected life	6 years	6 years	5 years
Risk-free interest rate	1.35%	1.81%	0.35%
Weighted average volatility factor	0.60	0.66	0.57
Dividend yield	—	—	—
Forfeiture rate	22%	21%	—

	Number of Options	Average Exercise Price		Remaining Life in Years
January 31, 2015
Outstanding	2,437,323	$4.52	(1)	7.91
Exercisable	1,192,220	$3.83	(2)	6.67
_______________

(1)
The exercise prices range from $1.65 to $8.17, of which 463,924 shares are between $1.65 and $2.00 per share, 519,978 shares are between $2.08 and $4.00 per share, and 1,453,421 shares are between $4.08 and $8.17 per share.

(2)
The exercise prices range from $1.65 to $8.17, of which 454,424 shares are between $1.65 and $2.00 per share, 280,667 shares are between $2.08 and $4.00 per share, and 457,129 shares are between $4.08 and $8.17 per share.

At January 31, 2015, there was $2,479,000 of compensation cost that has not yet been recognized related to non-vested stock-option awards. That cost is expected to be recognized over a remaining weighted average period of 2.0 years. The expense associated with stock option awards was $1,655,000, $1,507,000, and $664,000, respectively, for fiscal 2014, 2013 and

2012. Cash received from exercise of options and the employee stock purchase plan was $552,000, $1,356,000 and $283,000, respectively, in fiscal 2014, 2013 and 2012.
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

	Non-vested Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 31, 2012	126,457	$1.68
Granted	137,325	2.01
Vested	(126,457)	1.79
Forfeited/expired	—	—
Non-vested balance at January 31, 2013	137,325	$2.01
Granted	29,698	6.65
Vested	(137,325)	2.01
Forfeited/expired	—	—
Non-vested balance at January 31, 2014	29,698	$6.01
Granted	120,306	4.31
Vested	(29,698)	6.65
Forfeited/expired	—	—
Non-vested balance at January 31, 2015	120,306	$4.31
At January 31, 2015, there was $372,000 of compensation cost that has not yet been recognized related to restricted stock awards. That cost is expected to be recognized over a remaining period of one year or less.
The expense associated with restricted stock awards was $265,000, $112,000 and $260,000, respectively, for fiscal 2014, 2013 and 2012.

NOTE 13 — COMMITMENTS AND CONTINGENCIES
Software as a Service
The Company enters into long-term agreements to provide document imaging/management and workflow services to its healthcare clients as software as a service from a central data center. The Company guarantees specific “up-time” and “response time” performance standards, which, if not met may result in reduced revenues, as a penalty, for the month in which the standards are not met. There were no contingencies of this nature as of January 31, 2015.
Litigation
The Company is, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. Other than the matter described below, the Company is not aware of any legal matters that could have a material adverse effect on the Company’s consolidated results of operations, or consolidated financial position, or consolidated cash flows.
On February 12, 2014, the Company entered into a strategic alliance agreement with CentraMed, Inc. (“CentraMed”). On May 6, 2014, the Company signed an asset purchase agreement with CentraMed. This purchase agreement provided for the Company’s purchase of substantially all of CentraMed’s assets related to its business of providing healthcare analytics and consulting services to hospitals, physicians, and other providers. The agreement provided the Company the right to terminate the agreement in a number of circumstances, including if the Company is not satisfied, in its sole and absolute discretion, with the results of its due diligence review; the Company’s senior lender does not consent to the transactions contemplated by the agreement; or the Company’s Board does not authorize the transactions contemplated by the agreement. On January 12, 2015, the Company terminated the purchase agreement in accordance with its termination rights.
On March 9, 2015, CentraMed asserted claims against the Company for relief for breach of contract, misrepresentation, tortious interference with contracts and prospective economic relationships and bad faith in connection with the strategic alliance agreement and the asset purchase agreement. On March 24, 2015, the Company rejected the aforementioned claims and denied any liability to CentraMed. The Company intends to contest vigorously any action instituted against it by CentraMed. Because of the many questions of fact and law that may arise, the outcome of this matter is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this matter and, accordingly, we have not accrued any liability associated with this matter.

NOTE 14 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following sets forth selected unaudited quarterly financial information for fiscal 2014 and 2013. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial information have been included.

Fiscal 2014 (In thousands, except per share data):	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2014
Revenues	$6,951	$7,242	$6,837	$6,595	$27,625
Gross profit	3,398	4,221	3,793	3,209	14,621
Operating loss (d)	(3,593)	(2,059)	(2,713)	(4,948)	(13,312)
Net loss	(2,671)	(2,275)	(2,256)	(4,810)	(12,011)
Less: deemed dividends on Series A Preferred Shares	(230)	(253)	(269)	(286)	(1,038)
Net loss attributable to common shareholders	(2,901)	(2,528)	(2,525)	(5,096)	(13,050)
Basic net loss per share (c)	(0.16)	(0.14)	(0.14)	(0.28)	(0.71)
Diluted net loss earnings per share (c)	(0.16)	(0.14)	(0.14)	(0.28)	(0.71)
Basic and diluted weighted average shares outstanding	18,146	18,174	18,301	18,417	18,262

Fiscal 2013 (In thousands, except per share data):	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2013
Revenues	$6,473	$8,773	$6,732	$6,517	$28,495
Gross profit	3,297	5,536	3,597	2,887	15,317
Operating profit (loss)	(1,373)	997	(1,140)	(4,802)	(6,318)
Net loss (a)	(2,710)	(828)	(6,232)	(1,947)	(11,717)
Less: deemed dividends on Series A Preferred Shares (b)	(342)	(16)	(374)	(449)	(1,181)
Net loss attributable to common shareholders	(3,051)	(844)	(6,607)	(2,396)	(12,898)
Basic net loss per share (c)	(0.24)	(0.07)	(0.50)	(0.14)	(0.94)
Diluted net loss earnings per share (c)	(0.24)	(0.07)	(0.50)	(0.14)	(0.94)
Basic and diluted weighted average shares outstanding	12,534	12,862	13,258	16,337	13,748
_______________

(a)	The third quarter of fiscal 2013 includes a loss of $4,101,000 associated with the settlement of the earn-out consideration to Interpoint (Note 6).

(b)
During the third quarter of fiscal 2013, the Company recorded an immaterial correction of an error regarding a $188,145 fiscal second quarter 2013 understatement of deemed dividends on its Series A Preferred Stock, with an offsetting understatement of additional paid-in capital.

(c)	Quarterly amounts may not be additive.

(d)	The fourth quarter of fiscal 2014 includes a $1,952,000 loss associated with the impairment of Meta trade name.
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
The allocation of the proceeds and transaction costs based on relative fair values of the instruments resulted in recognition of a discount on the Series A Preferred Stock of $4,410,000, including discount from beneficial conversion feature of $2,686,000, which is being amortized from the date of issuance to the earliest redemption date. For the year ended January 31, 2015, 2014 and 2013, the Company recognized $1,038,000, $1,181,000 and $176,000, respectively, of amortization of the discount on Series A Preferred Stock as deemed dividends charged to additional paid in capital, computed under the effective interest rate method. The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series A Preferred Stock and the fair market value of the common stock into which the Series A Preferred Stock are convertible at the commitment date.

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
The following table sets forth the activity of the Series A Preferred Stock, classified as temporary equity, during the periods presented:

	Number of Shares	Series A Preferred Stock
Series A Preferred Stock, January 31, 2012	—	$—
Issuance from private placement, at redemption value	2,416,785	7,250,355
Discount related to warrants (1)	—	(704,209)
Discount related to beneficial conversion feature	—	(2,685,973)
Discount related to issuance cost	—	(1,020,135)
Issuance of shares at redemption value for conversion of notes payable	1,583,210	4,749,630
Accretion of Preferred Stock discount	—	176,048
Series A Preferred Stock, January 31, 2013	3,999,995	7,765,716
Conversion of Preferred Stock to Common Stock	(1,050,000)	(3,150,000)
Accretion of Preferred Stock discount	—	1,180,904
Valuation adjustment (Note 4)	—	(196,952)
Series A Preferred Stock, January 31, 2014	2,949,995	5,599,668
Accretion of Preferred Stock discount	—	1,038,310
Series A Preferred Stock, January 31, 2015	2,949,995	$6,637,978
______________
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
In fiscal 2013, 1,050,000 shares of the Company's Series A Convertible Preferred Stock were converted into Common Stock. As a result, Series A Convertible Preferred Stock was reduced by $3,150,000, with the offsetting increase to Common Stock and Additional Paid-in Capital. As of January 31, 2015 and 2014, 2,949,995 shares of Series A Convertible Preferred Stock remained outstanding.
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
On October 19, 2012, the Company also issued 200,000 warrants to its placement agents as a portion of the fees for services rendered in the private placement investment. The warrants had an initial exercise date of May 1, 2013 and are exercisable for a five-year term thereafter at a stated exercise price of $4.06 per share and could be exercised in whole or in part at any time. The warrants also included a cashless exercise option which allowed the holder to receive a number of shares of common stock based on an agreed upon formula in exchange for the warrants rather than paying cash to exercise. The warrants have no reset provisions. The warrants had a grant date fair value of $754,000, and are classified as equity on the consolidated balance sheet. The estimated fair value of the warrants was determined by using Monte-Carlo simulations based on the following assumptions: annual volatility of 75%; risk-free rate of 0.9%, dividend yield of 0.0% and expected life of five years. The following table sets forth the warrants issued and outstanding as of January 31, 2015:

	Number of Shares Issuable	Weighted Average Exercise Price
Warrants - private placement	1,200,000	$3.99
Warrants - placement agent	200,000	4.06
Total	1,400,000	$4.00
The fair value of the private placement warrants was $1,834,000 and $4,117,000 at January 31, 2015 and 2014, respectively. No warrants were exercised or canceled during fiscal 2014, 2013 and 2012.
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
NOTE 17— SUBSEQUENT EVENTS
We have evaluated subsequent events through April 16, 2015 and have determined that there are no subsequent events after January 31, 2015 for which disclosure is required, other than the matter described in Note 13 - Commitments and Contingencies - Litigation, the debt covenant waiver as discussed in Note 6 - Debt, and the following.
On April 15, 2015, the Company entered into a sales order with Nant Health, LLC whereby the Company would license its Scheduling solution to Nant Health for the use of Nant Health’s customers.  The sales order was under a previously entered License and Services Agreement between Nant Health and the Company.  Robert E. Watson, the President and Chief Executive Officer of Nant Health, is a member of the Company’s Board of Directors.

Schedule II
Valuation and Qualifying Accounts and Reserves
Streamline Health Solutions, Inc.
For the three years ended January 31, 2015

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
Year ended January 31, 2015:
Allowance for doubtful accounts	$267	$441	$1	$(43)	$666
Year ended January 31, 2014:
Allowance for doubtful accounts	$134	$331	$—	$(198)	$267
Year ended January 31, 2013:
Allowance for doubtful accounts	$100	$67	$34	$(67)	$134

		Changes through
Description	Balance at Beginning of Period	Tax Expense	Other Comprehensive Income	Goodwill	Balance at End of Period
	(in thousands)
Year ended January 31, 2015:
Valuation allowance on deferred tax assets	$7,667	$4,031	$(41)	$897	$12,554
Year ended January 31, 2014:
Valuation allowance on deferred tax assets	$7,835	$(209)	$41	$—	$7,667
Year ended January 31, 2013:
Valuation allowance on deferred tax assets	$9,835	$(2,000)	$—	$—	$7,835

ITEM 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
Not applicable.

ITEM 9A.    Controls And Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that there is reasonable assurance that the information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, projections of any evaluation of effectiveness of our disclosure controls and procedures to future periods are subject to the risk that controls or procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls or procedures may deteriorate.
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015, using criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company’s internal control over financial reporting was effective as of January 31, 2015.
The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting, except as disclosed below.
Subsequent to January 31, 2014, as part of our efforts to improve our finance and accounting function and to remediate the material weaknesses that existed in our internal control over financial reporting and our disclosure controls and procedures at January 31, 2014, we developed a remediation plan (the “Remediation Plan”) pursuant to which we implemented a number of measures. In the fiscal quarter ended January 31, 2015, we completed the Remediation Plan, including among other things, the following steps:

•
Staffing: In addition to a realignment of our accounting staff structure and operations, we added a new revenue accounting specialist position to better ensure compliance with our revenue recognition policies.

•
Policies and procedures: We engaged external accounting experts to assist us with enhancing our policies and procedures related to revenue recognition, contracting and other areas reflected in the material weaknesses that existed at January 31, 2014.

•	Systems: We implemented a series of incremental software solutions to enhance our documentation in critical areas such as revenue recognition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Streamline Health Solutions, Inc.:

We have audited Streamline Health Solutions, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Streamline Health Solutions, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Streamline Health Solutions, Inc. maintained in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control- Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Streamline Health Solutions, Inc. and subsidiaries as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2015 and our report dated April 16, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia
April 16, 2015

ITEM 9B.    Other Information
None.

PART III

ITEM 10.    Directors, Executive Officers And Corporate Governance
Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2015 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.    Executive Compensation
Information regarding executive compensation will be set forth in the proxy statement for our 2015 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. Securities Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in the proxy statement for our 2015 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.    Certain Relationships, Related Transactions And Directors Independence
Information regarding certain relationships and related transactions and director independence will be set forth in the proxy statement for our 2015 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees And Services
Information regarding principal accountant fees and services will be set forth in the proxy statement for our 2015 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules
See Index to Consolidated Financial Statements and Schedule Covered by Reports of Registered Public Accounting Firms included in Item 8 of this annual report on Form 10-K.
(b). Exhibits
See Index to Exhibits contained in this annual report on Form 10-K.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.
By:	/S/ DAVID W. SIDES
David W. Sides Chief Executive Officer
DATE: April 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/S/ DAVID W. SIDES	Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2015
David W. Sides
/s/ JONATHAN R. PHILLIPS	Director	April 16, 2015
Jonathan R. Phillips
/s/ EDWARD J. VONDERBRINK	Director	April 16, 2015
Edward J. VonderBrink
/s/ ANDREW L. TURNER	Director	April 16, 2015
Andrew L. Turner
/s/ MICHAEL K. KAPLAN	Director	April 16, 2015
Michael K. Kaplan
/s/ ALLEN S. MOSELEY	Director	April 16, 2015
Allen S. Moseley
/s/ MICHAEL G. VALENTINE	Director	April 16, 2015
Michael G. Valentine
/s/ ROBERT E. WATSON	Director	April 16, 2015
Robert E. Watson
/s/ JUDITH E. STARKEY	Director	April 16, 2015
Judith E. Starkey
/s/ NICHOLAS A. MEEKS	Chief Financial Officer (Principal Financial Officer)	April 16, 2015
Nicholas A. Meeks
/s/ MICHAEL W. HALLORAN	Controller (Principal Accounting Officer)	April 16, 2015
Michael W. Halloran

INDEX TO EXHIBITS
EXHIBITS

2.1
Agreement and Plan of Merger dated January 16, 2014 by and among Streamline Health, Inc., Arch United Acquisition, Inc., Unibased Systems Architecture, Inc. and Barry M. Rundquist, as Representative. (Incorporated herein by reference from Exhibit 2.1 of the Form 8-K, as filed with the Commission on January 23, 2014).

3.1
Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Form 10-Q, as filed with the SEC on September 15, 2014).

3.2
Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014, (Incorporated herein by reference from Exhibit 3.1 of Form 8-K, as filed with the Commission on April 3, 2014).

3.3
Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock of Streamline Health Solutions, Inc. (Incorporated herein by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on November 1, 2012).

4.1
Specimen Common Stock Certificate of Streamline Health Solutions, Inc. (Incorporated herein by reference from the Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996).

10.1#
Streamline Health Solutions, Inc. 1996 Employee Stock Purchase Plan, as amended and restated effective July 1, 2013 (Incorporated herein by reference from the Registration Statement on Form S-8, File Number 333-188763, as filed with the Commission on May 22, 2013).

10.2(a)#	2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated herein by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on May 26, 2005).
10.2(b)#
Amendment No. 1 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc.(Incorporated herein by reference to Annex 1 of Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 13, 2011).

10.2(c)#
Amendment No. 2 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated herein by reference to Exhibit 4.3 of Registration Statement on Form S-8, as filed with the Commission on November 15, 2012).

10.3#
Streamline Health Solutions, Inc. Amended and Restated 2013 Stock Incentive Plan (Incorporated herein by reference from Appendix A to the Definitive Proxy Statement on Schedule 14A, as filed with the Commission on July 21, 2014).

10.3(a)#	Form of Restricted Stock Award Agreement for Non-Employee Directors (Incorporated herein by reference from Exhibit 10.2 of the Form 8-K, as filed with the Commission August 25, 2014).
10.3(b)#	Form of Restricted Stock Award Agreement for Executives (Incorporated herein by reference from Exhibit 10.3 of the Form 8-K, as filed with the Commission August 25, 2014).
10.3(c)#	Form of Stock Option Agreement for Executives (Incorporated herein by reference from Exhibit 10.4 of the Form 8-K, as filed with the Commission August 25, 2014).
10.4#
Employment Agreement dated September 10, 2014 by and between Streamline Health Solutions, Inc. and David Sides (Incorporated herein by reference from Exhibit 10.1 of the Form 10-Q, as filed with the Commission on December 9, 2014).

10.4(a)#
Amendment to Employment Agreement dated January 8, 2015 by and between Streamline Health Solutions, Inc. and David Sides (Incorporated herein by reference from Exhibit 10.2 of the Form 8-K, as filed with the Commission on January 9, 2015).

10.5#
Employment Agreement among Streamline Health Solutions, Inc., Streamline Health, Inc. and Nicholas A. Meeks effective May 22, 2013 (Incorporated herein by reference from Exhibit 10.2 of the Form 8-K, as filed with the Commission on May 20, 2013).

10.6#
Employment Agreement dated September 8, 2013 between Streamline Health Solutions, Inc. and Jack W. Kennedy Jr. (Incorporated by reference from Exhibit 10.1 of the Form 10-Q, as filed with the Commission on December 16, 2013).

10.6(a)#
Amendment No. 1 to Employment Agreement dated March 6, 2014 between Streamline Health Solutions, Inc. and Jack W. Kennedy Jr. (Incorporated by reference from Exhibit 10.14(b) of the Form 10-K, as filed with the Commission on June 13, 2014).

10.7#
Employment Agreement dated March 6, 2014 by and between Streamline Health Solutions, Inc. and Lois E. Rickard (Incorporated by reference from Exhibit 10.23 of the Form 10-K, as filed with the Commission on June 13, 2014).

10.8#
Employment Agreement dated February 3, 2014 by and between Streamline Health Solutions, Inc. and Randolph Salisbury (Incorporated by reference from Exhibit 10.24 of the Form 10-K, as filed with the Commission on June 13, 2014).

10.9#
Employment Agreement dated April 22, 2013 between Streamline Health Solutions, Inc. and Robert E. Watson (Incorporated herein by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on April 26, 2013).

10.9(a)#
Separation and Release Agreement dated January 8, 2015 between Streamline Health Solutions, Inc. and Robert E. Watson (Incorporated herein by reference to Exhibit 10.1 of the Form 8-K, as filed with the Commission on January 9, 2015).

10.10#
Form of Indemnification Agreement for all directors and officers of Streamline Health Solutions, Inc. (Incorporated herein by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on June 7, 2006).

10.11
Reseller Agreement between IDX Information Systems Corporation and Streamline Health Solutions, Inc. entered into on January 30, 2002 (Incorporated herein by reference from Exhibit 10.11 of the Form 10-K for the fiscal year ended January 31, 2002, as filed with the Commission on April 29, 2002).

10.11(a)
First Amendment to the Reseller Agreement between IDX Information Systems Corporation and Streamline Health Solutions, Inc. entered into on May 3, 2002 (Incorporated herein by reference from Exhibit 10 of the Form 10-Q for the quarter ended April 30, 2002, as filed with the Commission on June 4, 2002).

10.12
Software License and Royalty Agreement dated October 25, 2013 between Streamline Health, Inc. and Montefiore Medical Center (Incorporated by reference from Exhibit 10.2 of the Form 10-Q, as filed with the Commission on December 16, 2013).

10.13
Credit Agreement dated as of November 21, 2014 by and among Wells Fargo Bank, N.A., the lenders party thereto, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated herein by reference from Exhibit 10.2 of the Form 10-Q, as filed with the Commission on December 9, 2014).

10.13(a)*	Waiver and First Amendment to Credit Agreement dated as of April 15, 2015 by and among Wells Fargo Bank, N.A., the lenders party thereto, Streamline Health Solutions, Inc. and Streamline Health, Inc.
10.14
Settlement Agreement and Mutual Release dated as of November 20, 2013 by and among Streamline Health Solutions, Inc., IPP Acquisition, LLC, IPP Holding Company, LLC, W. Ray Cross, as seller representative, and each of the members of IPP Holding Company, LLC named therein (Incorporated by reference from Exhibit 10.3 of the Form 10-Q, as filed with the Commission on December 16, 2013).

10.15
Subordinated Promissory Note dated November 20, 2013 made by IPP Acquisition, LLC and Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.4 of the Form 10-Q, as filed with the Commission on December 16, 2013).

10.16
Securities Purchase Agreement, among Streamline Health Solutions, Inc, and each purchaser identified on the signature pages thereto, dated August 16, 2012 (Incorporated herein by reference from Exhibit 10.4 of the Form 8-K, as filed with the Commission on August 21, 2012).

14.1*	Code of Business Conduct and Ethics
21.1*	Subsidiaries of Streamline Health Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm - KPMG LLP
23.2*	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Streamline Health Solutions, Inc.'s Annual Report on Form 10- K for the fiscal year ended January 31, 2015 filed with the SEC on April 16, 2015, formatted in XBRL includes: (i) Consolidated Balance Sheets at January 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the three years ended January 31, 2015, (iii) Consolidated Statements of Changes in Stockholders' Equity for the three years ended January 31, 2015, (iv) Consolidated Statements of Cash Flows for the three years ended January 31, 2015, and (v) the Notes to Consolidated Financial Statements.

_______________

*	Filed herewith.

#	Management Contracts and Compensatory Arrangements.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1943, as amended, is 0-281