Form 10-Q
period 2015-04-30
STREAMLINE HEALTH SOLUTIONS INC.
filed 2015-06-09
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of May 26, 2015: 18,657,974

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	April 30, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,269,706	$6,522,600
Accounts receivable, net of allowance for doubtful accounts of $700,083 and $665,962, respectively	6,255,485	6,935,270
Contract receivables	248,674	191,465
Prepaid hardware and third-party software for future delivery	30,978	55,173
Prepaid client maintenance contracts	1,006,895	935,858
Other prepaid assets	1,093,834	1,437,680
Deferred income taxes	220,004	220,004
Other current assets	114,052	207,673
Total current assets	14,239,628	16,505,723
Non-current assets:
Property and equipment:
Computer equipment	2,325,641	2,381,923
Computer software	750,532	964,857
Office furniture, fixtures and equipment	683,443	683,443
Leasehold improvements	727,654	724,015
	4,487,270	4,754,238
Accumulated depreciation and amortization	(1,683,426)	(1,617,423)
Property and equipment, net	2,803,844	3,136,815
Contract receivables, less current portion	34,842	43,553
Capitalized software development costs, net of accumulated amortization of $12,628,936 and $11,846,468, respectively	8,414,650	9,197,118
Intangible assets, net of accumulated amortization of $3,663,913 and $3,326,683, respectively	9,163,087	9,500,317
Deferred financing costs, net of accumulated amortization of $31,330 and $13,677, respectively	323,349	387,199
Goodwill	16,184,667	16,184,667
Other	826,603	823,723
Total non-current assets	37,751,042	39,273,392
	$51,990,670	$55,779,115
See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
	April 30, 2015	January 31, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,718,689	$2,298,851
Accrued compensation	511,946	865,865
Accrued other expenses	779,523	563,838
Current portion of long-term debt	562,500	500,000
Deferred revenues	8,587,107	9,289,076
Current portion of capital lease obligations	766,442	781,961
Total current liabilities	12,926,207	14,299,591
Non-current liabilities:
Term loans	9,312,500	9,500,000
Warrants liability	567,916	1,834,380
Royalty liability	2,403,830	2,385,826
Lease incentive liability	352,155	342,129
Capital lease obligations	399,408	582,911
Deferred revenues, less current portion	1,203,125	964,933
Deferred income tax liabilities	220,005	229,579
Total non-current liabilities	14,458,939	15,839,758
Total liabilities	27,385,146	30,139,349
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,849,985 redemption value, 4,000,000 shares authorized, 2,949,995 shares issued and outstanding, net of unamortized preferred stock discount of $1,916,350 and $2,212,007, respectively	6,933,635	6,637,978
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 18,657,974 and 18,553,389 shares issued and outstanding, respectively	186,580	185,534
Additional paid in capital	78,925,512	78,390,424
Accumulated deficit	(61,440,203)	(59,574,170)
Total stockholders’ equity	17,671,889	19,001,788
	$51,990,670	$55,779,115

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30
	2015	2014
Revenues:
Systems sales	$298,616	$339,205
Professional services	350,959	608,951
Maintenance and support	3,654,065	4,171,812
Software as a service	1,865,802	1,831,202
Total revenues	6,169,442	6,951,170
Operating expenses:
Cost of systems sales	726,791	835,468
Cost of professional services	771,496	986,425
Cost of maintenance and support	816,905	960,186
Cost of software as a service	738,831	771,579
Selling, general and administrative	4,506,174	4,640,456
Research and development	2,224,193	2,350,443
Total operating expenses	9,784,390	10,544,557
Operating loss	(3,614,948)	(3,593,387)
Other income (expense):
Interest expense	(243,941)	(169,478)
Miscellaneous income	1,988,974	1,092,771
Loss before income taxes	(1,869,915)	(2,670,094)
Income tax benefit (expense)	3,882	(1,145)
Net loss	$(1,866,033)	$(2,671,239)
Less: deemed dividends on Series A Preferred Shares	(295,657)	(229,766)
Net loss attributable to common shareholders	$(2,161,690)	$(2,901,005)
Basic net loss per common share	$(0.12)	$(0.16)
Number of shares used in basic per common share computation	18,600,957	18,146,232
Diluted net loss per common share	$(0.12)	$(0.16)
Number of shares used in diluted per common share computation	18,600,957	18,146,232

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended April 30
	2015	2014
Net loss	$(1,866,033)	$(2,671,239)
Other comprehensive loss, net of tax:
Fair value of interest rate swap liability	—	(21,714)
Other comprehensive loss	—	(21,714)
Comprehensive loss	$(1,866,033)	$(2,692,953)

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended April 30
	2015	2014
Operating activities:
Net loss	$(1,866,033)	$(2,671,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	314,325	150,660
Amortization of capitalized software development costs	782,468	916,868
Amortization of intangible assets	337,230	358,879
Amortization of other deferred costs	59,362	38,838
Valuation adjustment for warrants liability	(1,266,464)	(1,138,021)
Share-based compensation expense	651,982	442,876
Other valuation adjustments	43,412	38,200
Loss on disposal of property and equipment	34,228	—
Provision for accounts receivable	80,086	—
Deferred tax benefit	(9,574)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and contract receivables	551,201	528,680
Other assets	346,036	(927,325)
Accounts payable	(536,076)	(142,824)
Accrued expenses	(117,157)	(378,084)
Deferred revenues	(463,777)	(1,161,803)
Net cash used in operating activities	(1,058,751)	(3,944,295)
Investing activities:
Purchases of property and equipment	(15,582)	(592,498)
Capitalization of software development costs	—	(193,379)
Payment for acquisition, net of cash received	—	(5,890,402)
Net cash used in investing activities	(15,582)	(6,676,279)
Financing activities:
Principal repayments on term loan	(125,000)	(202,380)
Principal payments on capital lease obligation	(199,022)	(23,985)
Recovery (payment) of deferred financing costs	2,111	(112,800)
Proceeds from exercise of stock options and stock purchase plan	143,350	592
Net cash used in financing activities	(178,561)	(338,573)
Decrease in cash and cash equivalents	(1,252,894)	(10,959,147)
Cash and cash equivalents at beginning of period	6,522,600	17,924,886
Cash and cash equivalents at end of period	$5,269,706	$6,965,739

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

April 30, 2015

NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, “our”, or the “Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2016.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the fiscal year 2014 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes to the consolidated financial statements contained in the Annual Report on Form 10-K when reviewing interim financial results.
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of our long-term debt approximates fair value since the interest rates being paid on the amounts approximate the market interest rate. Long-term debt is and, prior to its termination, the interest rate swap was classified as Level 2. The initial fair value of royalty liability and warrants liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. The fair value of warrants liability as of January 31, 2015 was also determined by management with the assistance of an independent third-party valuation specialist using a binomial model. We used the Black-Scholes option pricing model to estimate the fair value of warrants liability as of April 30, 2015. The fair value of the royalty liability is determined based on the probability-weighted revenue scenarios for the Looking Glass® Clinical Analytics solution licensed from Montefiore Medical Center (discussed below). The contingent consideration for royalty liability and warrants liability are classified as Level 3.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We recognize revenue in accordance with Accounting Standards Codification (ASC) 985-605, Software-Revenue Recognition, and ASC 605-25, Revenue Recognition — Multiple-element arrangements. We commence revenue recognition when all of the following criteria have been met:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

System Sales
We use the residual method to determine fair value for proprietary software licenses sold in a multi-element arrangement. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to the proprietary software license fees.
Typically pricing decisions for proprietary software rely on the relative size and complexity of the client purchasing the solution. Third-party components are resold at prices based on a cost-plus margin analysis. The proprietary software and third-party components do not need any significant modification to achieve their intended use. When these revenues meet all criteria for revenue recognition and are determined to be separate units of accounting, revenue is recognized. Typically this is upon shipment of components or electronic download of software. Proprietary licenses are perpetual in nature, and license fees do not include rights to version upgrades, fixes or service packs.
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
Professional services components that are essential to the functionality of the software and are not considered a separate unit of accounting are recognized in revenue ratably over the life of the client, which approximates the duration of the initial contract term. We defer the associated direct costs for salaries and benefits expense for professional services contracts. These deferred costs will be amortized over the identical term as the associated revenues. As of April 30, 2015 and January 31, 2015, we had deferred costs of $573,000 and $570,000, respectively, net of accumulated amortization of $171,000 and $275,000, respectively. Amortization expense of these costs was $42,000 and $27,000 for the three months ended April 30, 2015 and 2014, respectively.
We use VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. We typically sell professional services on an hourly-fee basis. We monitor projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.
Severances
From time to time, we enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. For the three months ended April 30, 2015 and 2014, we incurred $6,000 and $451,000 in severance expenses, respectively. At April 30, 2015 and January 31, 2015, we had accrued severances of $31,000 and $159,000, respectively.
Equity Awards
We account for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. We incurred total compensation expense related to stock-based awards of $652,000 and $443,000 for the three months ended April 30, 2015 and 2014, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the stock options granted is estimated at the date of grant using a Black-Scholes option pricing model. The option pricing model inputs (such as, expected term, expected volatility, and risk-free interest rate) impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical (such as, volatility factor, expected term, and forfeiture rates) data. Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value, and vesting period of future awards.
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
Net Loss Per Common Share
We present basic and diluted earnings per share (“EPS”) data for our common stock. Basic EPS is calculated by dividing the net loss attributable to common stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common stockholders and the weighted average number of shares of common stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, unvested restricted stock, warrants and convertible preferred stock. Potential common stock equivalents that have been issued by us related to outstanding stock options, unvested restricted stock and warrants are determined using the treasury stock method, while potential common stock issuable upon conversion of Series A Convertible Preferred Stock are determined using the “if converted” method.

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

In accordance with ASC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses. For the three months ended April 30, 2015 and 2014, the unvested restricted stock awards and the Series A Convertible Preferred Stock were not deemed to be participating since there was a net loss from operations. As of April 30, 2015, there were 2,949,995 shares of preferred stock outstanding, each share is convertible into one share of our common stock. For the three months ended April 30, 2015 and 2014, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in diluted EPS and therefore, was not included in the calculation. As of April 30, 2015 and 2014, there were 59,307 and 29,698, respectively, unvested restricted shares of common stock outstanding that were excluded from the calculation as their effect would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the calculation of the basic and diluted net loss per share of common stock:

	Three Months Ended
	April 30, 2015	April 30, 2014
Net loss	$(1,866,033)	$(2,671,239)
Less: deemed dividends on Series A Preferred Stock	(295,657)	(229,766)
Net loss attributable to common shareholders	$(2,161,690)	$(2,901,005)
Weighted average shares outstanding used in basic per common share computations	18,600,957	18,146,232
Stock options and restricted stock	—	—
Number of shares used in diluted per common share computation	18,600,957	18,146,232
Basic net loss per share of common stock	$(0.12)	$(0.16)
Diluted net loss per share of common stock	$(0.12)	$(0.16)

Diluted net loss per share excludes the effect of 2,641,536 and 2,605,552 outstanding stock options for the three months ended April 30, 2015 and 2014, respectively. The inclusion of these shares would be anti-dilutive. For the three months ended April 30, 2015 and 2014, the warrants to purchase 1,400,000 shares of common stock would have an anti-dilutive effect if included in diluted net loss per share and therefore were not included in the calculation.
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
In April 2015, the FASB issued an accounting standard update relating to simplifying the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update will be effective for us on February 1, 2016.

NOTE 3 — ACQUISITIONS AND STRATEGIC AGREEMENTS
On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Looking Glass® Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, Streamline paid Montefiore a one-time initial base royalty fee of $3,000,000, and we are obligated to pay on-going quarterly royalty amounts related to future sublicensing of CLG by Streamline. Additionally, Streamline has committed that Montefiore will receive at least an additional $3,000,000 of on-going royalty payments within the first six and one-half years of the license term. As of April 30, 2015 and January 31, 2015, the present value of this royalty liability was $2,404,000 and $2,386,000, respectively
On February 3, 2014, we completed the acquisition of Unibased Systems Architecture, Inc. (“Unibased”), a provider of patient access solutions, including enterprise scheduling and surgery management software, for healthcare organizations

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

throughout the United States, pursuant to an Agreement and Plan of Merger dated January 16, 2014 (the “Merger Agreement”) for a total purchase price of $6,500,000, subject to net working capital and other customary adjustments. A portion of the total purchase price was withheld in escrow as described in the Merger Agreement for indemnification of claimed damages. In April 2015, the Company received $750,000 from the cash withheld in escrow, which is included in miscellaneous income.
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

Balance at February 3, 2014
Assets purchased:
Cash	$59,000
Accounts receivable	221,000
Other assets	61,000
Internally-developed software	2,017,000
Client relationships	647,000
Trade name	26,000
Goodwill (1)	4,251,000
Total assets purchased	7,282,000
Liabilities assumed:
Accounts payable and accrued liabilities	362,000
Deferred revenue obligation, net	793,000
Deferred income taxes	9,000
Net assets acquired	$6,118,000
Cash paid	$6,118,000
_______________

(1)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired, which is not deductible for tax purposes.
The operating results of Unibased are not material for proforma disclosure.

NOTE 4 — LEASES
We rent office space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2022. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows:

	Facilities	Equipment	Fiscal Year Totals
2015 (nine months remaining)	$755,000	$2,000	$757,000
2016	969,000	2,000	971,000
2017	1,007,000	—	1,007,000
2018	1,039,000	—	1,039,000
2019	967,000	—	967,000
Thereafter	1,468,000	—	1,468,000
Total	$6,205,000	$4,000	$6,209,000

Rent and leasing expense for facilities and equipment was $307,000 and $378,000 for the three months ended April 30, 2015 and 2014, respectively.

The Company has a capital lease to finance office equipment purchases. The balance of fixed assets acquired under these capital leases was $1,515,000 as of April 30, 2015 and January 31, 2015, and the balance of accumulated depreciation was $659,000 and $494,000 as of April 30, 2015 and January 31, 2015, respectively. The amortization expense of leased equipment is included in depreciation expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — DEBT
Term Loan and Line of Credit
In December 2013, we amended and restated our previously outstanding senior credit agreement and amended the subordinated credit agreement with Fifth Third Bank to increase the senior term loan to $8,500,000, reduce the interest rates, and extend the maturity of the senior term loan and the revolving line of credit to December 1, 2018 and December 1, 2015, respectively. In January 2014, we paid the subordinated term loan in full. The outstanding senior term loan was secured by substantially all of our assets. The senior term loan principal balance was payable in monthly installments of $101,000, which started in January 2014 and would have continued through the maturity date, with the full remaining unpaid principal balance due at maturity. Borrowings under the senior term loan bore interest at a rate of LIBOR plus 5.25%. However, as a result of our interest rate swap, the interest rate was fixed at 6.42% until October 27, 2014, when the interest rate swap agreement was terminated. Accrued and unpaid interest on the senior term loan was due monthly through maturity. We paid $116,000 in closing fees in connection with this senior term loan, which was recorded as a debt discount and was being amortized to interest expense over the term of the loan using the effective interest method.
Borrowings under the revolving line of credit bore interest at a rate equal to LIBOR plus 3.50%. A commitment fee of 0.40% was incurred on the unused revolving line of credit balance, and was payable quarterly.
On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto. Pursuant to the Credit Agreement, the lenders agreed to provide a $10,000,000 senior term loan and a $5,000,000 revolving line of credit to our primary operating subsidiary. Amounts outstanding under the Credit Agreement bear interest at either LIBOR or the base rate, as elected by the Company, plus an applicable margin. Subject to the Company’s leverage ratio, the applicable LIBOR rate margin varied from 4.25% to 5.25%, and the applicable base rate margin varied from 3.25% to 4.25%. Pursuant to the terms of the amendment to the Credit Agreement entered into as of April 15, 2015, the applicable LIBOR rate margin was changed to vary from 4.25% to 6.25%, and the applicable base rate margin was changed to vary from 3.25% to 5.25%. The term loan and line of credit mature on November 21, 2019 and provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. At closing, the Company repaid indebtedness under its prior credit facility using approximately $7,400,000 of the proceeds provided by the term loan. The prior credit facility with Fifth Third Bank was terminated concurrent with the entry of the Credit Agreement and unamortized debt financing costs and discount of $315,000 associated with the terminated debt was included in loss on early extinguishment of debt. Financing costs of $355,000 associated with the new credit facility are being amortized over its term on a straight-line basis, which is not materially different from the effective interest method.
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
As of April 30, 2015, the Company had no outstanding borrowings under the revolving line of credit, and had accrued $3,000 in unused line fees.
Outstanding principal balances on debt consisted of the following at:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 30, 2015	January 31, 2015
Senior term loan	$9,875,000	$10,000,000
Capital lease	1,166,000	1,365,000
Total	11,041,000	11,365,000
Less: Current portion	1,329,000	1,282,000
Non-current portion of debt	$9,712,000	$10,083,000
Future principal repayments of debt consisted of the following at April 30, 2015:

	Senior Term Loan	Capital Lease (1)	Total
2015	$375,000	$641,000	$1,016,000
2016	750,000	511,000	1,261,000
2017	1,000,000	93,000	1,093,000
2018	1,000,000	—	1,000,000
2019	6,750,000	—	6,750,000
Total repayments	$9,875,000	$1,245,000	$11,120,000
 _______________

(1)	Future minimum lease payments include principal plus interest.

Note Payable
In November 2013, as part of the settlement of the earn-out consideration in connection with the Interpoint acquisition, we issued an unsecured, subordinated three-year note in the amount of $900,000 that was originally scheduled to mature on November 1, 2016 and accrued interest on the unpaid principal amount actually outstanding at a per annum rate equal to 8%. The promissory note had annual principal payments of $300,000 due on November 1, 2014, 2015 and 2016. At closing of the Credit Agreement with Wells Fargo described above, we repaid our indebtedness under this note using approximately $600,000 of the proceeds provided by the term loan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock
At April 30, 2015, we had 2,949,995 shares of Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) outstanding. Each share of the Preferred Stock is convertible into one share of the Company's common stock. The Preferred Stock does not pay a dividend; however, the holders are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the ten day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the 60 day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.
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

NOTE 7 — INCOME TAXES
Income tax expense consists of federal, state and local tax provisions. For the three months ended April 30, 2015 and 2014, we recorded federal tax benefit of $8,000 and zero, respectively. For the three months ended April 30, 2015 and 2014, we recorded state and local tax expense of $4,000 and $1,000, respectively.

NOTE 8 — SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the condensed consolidated financial statements filed on Form 10-Q with the SEC and no events have occurred that require disclosure, except for the following.

In May 2015, we used the proceeds received from the Unibased escrow fund to make a $750,000 payment of principal towards the senior term loan with Wells Fargo.

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

Results of Operations
Revenues

	Three Months Ended
(in thousands):	April 30, 2015	April 30, 2014	Change	% Change
System Sales:
Proprietary software - perpetual license	$—	$107	$(107)	(100)%
Term license	288	225	63	28%
Hardware and third-party software	10	7	3	43%
Professional services	351	609	(258)	(42)%
Maintenance and support	3,654	4,172	(518)	(12)%
Software as a service	1,866	1,831	35	2%
Total Revenues	$6,169	$6,951	$(782)	(11)%
Proprietary software and term licenses — Proprietary software revenues recognized for the three months ended April 30, 2015 decreased by $107,000, or 100%, over the prior comparable period. This decrease is attributable to sales of our Looking Glass® Coding & CDI (formerly known as CollabraTM) suite of solutions from the prior fiscal year. Revenues from term licenses for the three months ended April 30, 2015 were $288,000, an increase of $63,000 or 28% over the prior comparable period. This increase is primarily attributable to the successful implementation of our Looking Glass® Clinical Analytics product for a customer in the current period.
Hardware and third-party software — Revenues from hardware and third-party software sales for the three months ended April 30, 2015 were $10,000, an increase of $3,000 or 43% over the prior comparable period. Fluctuations from period to period are a function of client demand.
Professional services — Revenues from professional services for the three months ended April 30, 2015 were $351,000, a decrease of $258,000, or 42%, from the prior comparable period. The decrease is primarily attributable to an increased focus on professional services components that are essential to the functionality of the software, for which revenues are deferred and recognized ratably over the term of the customer relationship. In addition, fluctuations over periods result from the nature of recognizing professional services revenues once certain milestones are met.
Maintenance and support — Revenues from maintenance and support for the three months ended April 30, 2015 were $3,654,000, a decrease of $518,000, or 12%, from the prior comparable period. This decrease is the result of a few customer cancellations and deferral of revenue based on collectibility considerations.
Software as a Service (SaaS) — Revenues from SaaS for the three months ended April 30, 2015 were $1,866,000, which represents a small increase of $35,000, or 2%, from the prior comparable period.

Cost of Sales

	Three Months Ended
(in thousands):	April 30, 2015	April 30, 2014	Change	% Change
Cost of systems sales	$727	$835	$(108)	(13)%
Cost of professional services	771	986	(215)	(22)%
Cost of maintenance and support	817	960	(143)	(15)%
Cost of software as a service	739	772	(33)	(4)%
Total cost of sales	$3,054	$3,553	$(499)	(14)%

The decrease in cost of sales for the three months ended April 30, 2015 from the comparable prior period is primarily the result of decreased personnel expense related to support and professional services, as well as the reduction in amortization of capitalized software costs.
Cost of systems sales includes amortization and impairment of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period to period depending on hardware and software configurations of the systems sold. The decrease in expense is primarily a result of a reduction in capitalized software amortization.
The cost of professional services includes compensation and benefits for personnel and related expenses. The decrease in expense is primarily due to a reduction in utilization of independent contractors, with a corresponding increase in associate headcount within the professional services group, as well as a decrease in travel expenses incurred in connection with the professional services delivery.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The decrease in expense is primarily due to a reduction in support personnel costs.
The cost of software-as-a-service solutions is relatively fixed, subject to inflation for the goods and services it requires. The decrease in fiscal 2015 is primarily related to a reduction in SaaS personnel costs.
Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	April 30, 2015	April 30, 2014	Change	% Change
General and administrative expenses	$3,351	$3,582	$(231)	(6)%
Sales and marketing expenses	1,155	1,058	97	9%
Total selling, general, and administrative	$4,506	$4,640	$(134)	(3)%

General and administrative expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The decrease over the prior year is primarily due to a reduction in severance expense, which was higher in the prior year due to the reduction in personnel following the Unibased acquisition in February 2014.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff; advertising and marketing expenses, including trade shows and similar sales and marketing expenses. The increase in sales and marketing expense is primarily due to an increase in personnel costs.
Product Research and Development

	Three Months Ended
(in thousands):	April 30, 2015	April 30, 2014	Change	% Change
Research and development expense	$2,224	$2,350	$(126)	(5)%
Plus: Capitalized research and development cost	—	193	(193)	(100)%
Total research and development cost	$2,224	$2,543	$(319)	(13)%

Product research and development expenses consist primarily of compensation and related benefits; the use of independent contractors for specific near-term development projects; and an allocated portion of general overhead costs, including occupancy. Research and development expense decreased primarily due to a reduction in development staffing. Our development efforts shifted to solutions involving development costs that are not capitalized due to rapid release cycles. Research and development expenses for the three months ended April 30, 2015 and 2014, as a percentage of revenues, were 36% and 34%, respectively.

Other Income (Expense)

	Three Months Ended
(in thousands):	April 30, 2015	April 30, 2014	Change	% Change
Interest expense	$(244)	$(169)	$(75)	44%
Miscellaneous income (expenses)	1,989	1,093	896	82%
Total other (expense) income	$1,745	$924	$821	89%

Interest expense for the three months ended April 30, 2015 and 2014 was $244,000 and $169,000, respectively. Interest expense consists of interest and commitment fees on the line of credit, interest on the term loans, interest on the 2013 note payable, and is inclusive of deferred financing cost amortization expense. Interest expense increased for the three months ended April 30, 2015 over the prior comparable period due to the higher principal outstanding and interest rate. Miscellaneous income for the three months ended April 30, 2015 and 2014 was $1,989,000 and $1,093,000, respectively. The increase is primarily due to the receipt of $750,000 in cash from the Unibased escrow. In addition, the income from warrants liability valuation adjustment increased from $1,138,000 for the first quarter of fiscal 2014 to $1,266,000 for the comparable period in 2015.
Provision for Income Taxes
We recorded tax benefit (expense) of $4,000 and $(1,000), respectively, for the three months ended April 30, 2015 and 2014, respectively, which is comprised of estimated federal, state and local tax provisions.
Backlog

	April 30, 2015	April 30, 2014
Company proprietary software	$25,347,000	$2,006,000
Third-party hardware and software	113,000	54,000
Professional services	8,046,000	6,948,000
Maintenance and support	19,616,000	27,114,000
Software as a service	21,465,000	26,808,000
Total	$74,587,000	$62,930,000
At April 30, 2015, we had master agreements and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed which, if fully performed, would generate future revenues of $74,587,000 compared with $62,930,000 at April 30, 2014.
Our proprietary software backlog consists of signed agreements to purchase either perpetual software licenses or term licenses. Typically, perpetual licenses included in backlog are either not yet generally available or the software is generally available and the client has not taken possession of the software. Term licenses included in backlog consist of signed agreements where the client has already taken possession, but the payment for the software is bundled with maintenance and support fees over the life of the contract. The increase in backlog is due to several new clients purchasing long-term term license agreements during late 2014 and in the first quarter of 2015.
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
Professional services backlog consists of signed contracts for services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The increase in professional services backlog results from several large contracts booked during late 2014 and regular upgrade and expansion services sales in 2015.
Maintenance and support backlog consists of maintenance agreements for licenses of our proprietary software and third-party hardware and software with clients and remarketing partners for which either an agreement has been signed or a purchase order under a master agreement has been received. We include in backlog the signed agreements through their respective renewal dates. Typical maintenance contracts are for a one-year term and are renewed annually. Clients typically prepay maintenance and support which is billed 30-60 days prior to the beginning of the maintenance period. The Company does not expect any significant client attrition over the next 12 months. Maintenance and support backlog at April 30, 2015 was $19,616,000 as compared to $27,114,000 at April 30, 2014. A significant portion of this decrease is due to renewals not exceeding revenue recognized from the January 31, 2015 backlog.
At April 30, 2015, we were a party to SaaS agreements that are expected to generate revenues of $21,465,000 through their respective renewal dates in fiscal years 2015 through 2019. Typical SaaS terms are one to seven years in length. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client, and ultimately the official go-live on the system. Therefore, it is difficult for us to accurately predict the revenue it expects to achieve in any particular period.

All of our master agreements are generally non-cancelable but provide that the client may terminate its agreement upon a material breach by us, or may delay certain aspects of the installation. There can be no assurance that a client will not cancel all or any portion of a master agreement or delay portions of the agreement. A termination or delay in one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on our financial condition and results of operations.

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

The following table reconciles net earnings (loss) to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share for the three months ended April 30, 2015 and 2014 (amounts in thousands, except per share data):

	Three Months Ended
Adjusted EBITDA Reconciliation	April 30, 2015	April 30, 2014
Net loss	$(1,866)	$(2,671)
Interest expense	244	169
Income tax (benefit) expense	(4)	1
Depreciation	314	151
Amortization of capitalized software development costs	782	917
Amortization of intangible assets	337	359
Amortization of other costs	43	27
EBITDA	(150)	(1,047)
Share-based compensation expense	652	443
Loss on disposal of fixed assets	34	—
Associate severances and other costs relating to transactions or corporate restructuring	140	451
Non-cash valuation adjustments to assets and liabilities	(1,223)	(1,100)
Transaction related professional fees, advisory fees, and other internal direct costs	12	164
Other non-recurring operating expenses	—	574
Other non-recurring income	(750)	—
Adjusted EBITDA	$(1,285)	$(515)
Adjusted EBITDA margin(1)	(21)%	(7)%

Loss per share — diluted	$(0.12)	$(0.16)
Adjusted EBITDA per adjusted diluted share (2)	$(0.07)	$(0.03)
Diluted weighted average shares	18,600,957	18,146,232
Includable incremental shares — adjusted EBITDA(3)	—	—
Adjusted diluted shares	18,600,957	18,146,232
_______________

(1)	Adjusted EBITDA as a percentage of GAAP revenues.

(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

(3)
The number of incremental shares that would be dilutive under profit assumption, only applicable under a GAAP net loss. If GAAP profit is earned in the current period, no additional incremental shares are assumed.

Application of Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
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
Operations are funded by cash generated by operations and borrowings under credit facilities. We believe that cash flows from operations are adequate to fund current obligations for the next twelve months. Cash and cash equivalents balances at April 30, 2015 and January 31, 2015 were $5,270,000 and $6,523,000, respectively. The decrease in cash was primarily the result of payment of principal and interest on our term loan. As of April 30, 2015, we had $7,741,000 in accounts receivable, of which $784,000 is in deferred revenue and, therefore, is not reflected on the condensed consolidated balance sheet.
The Company has additional liquidity through the Credit Agreement described in more detail in Note 5 to our condensed consolidated financial statements included herein. The Company’s primary operating subsidiary has a $5,000,000 revolving line of credit that has not been drawn upon as of April 30, 2015. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary must comply with customary financial covenants, including the requirement that the Company maintain minimum liquidity of at least (i) $6,500,000 from April 16, 2015 through and including July 30, 2015, (ii) $7,000,000 from July 31, 2015 through and including January 30, 2016, and (iii) $7,500,000 from January 31, 2016 through and including the maturity date of the credit facility, and achieve certain minimum EBITDA levels. Pursuant to the Credit Agreement’s definition, the liquidity of the Company’s primary operating subsidiary as of April 30, 2015 was $10,270,000, which satisfies the minimum liquidity financial covenant in the Credit Agreement.
The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, measured on a quarter-end basis, of at least the required amounts in the relevant table set forth in Note 5 to our condensed consolidated financial statements included herein for the applicable period set forth therein. The required minimum EBITDA level for the period ended April 30, 2015 was $(2,500,000).
The Company was in compliance with the applicable loan covenants at April 30, 2015. Based upon the borrowing base formula set forth in the Credit Agreement, as of April 30, 2015, the Company was able to access $5,000,000 of the $5,000,000 revolving line of credit.
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

Significant cash obligations

(in thousands)	As of April 30, 2015	As of January 31, 2015
Term loans (1)	$9,875	$10,000
Capital leases (1)	1,166	1,365
Royalty liability (2)	2,404	2,386
_______________

(1)	Reference “Note 5 – Debt” in the Notes to the Condensed Consolidated Financial Statements for additional information.

(2)	Reference “Note 3 – Acquisitions and Strategic Agreements” in the Notes to the Condensed Consolidated Financial Statements for additional information.

Operating cash flow activities

(in thousands)	Three Months Ended
	April 30, 2015	April 30, 2014
Net loss	$(1,866)	$(2,671)
Non-cash adjustments to net loss	1,027	808
Cash impact of changes in assets and liabilities	(220)	(2,081)
Operating cash flow	$(1,059)	$(3,944)

The decrease in net cash used in operating activities is primarily due to an increase in profitability and a decrease in deposits and prepaid expenses.
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
Investing cash flow activities

(in thousands)	Three Months Ended
	April 30, 2015	April 30, 2014
Purchases of property and equipment	$(16)	$(593)
Capitalized software development costs	—	(193)
Payments for acquisitions	—	(5,890)
Investing cash flow	$(16)	$(6,676)
The decrease in cash used for investing activities is primarily a result of the cash expended to acquire the Unibased business, as well as asset purchases related to the expansion of our Atlanta office in prior year. In addition, our development efforts shifted to solutions involving development costs that are not capitalized due to rapid release cycles.
Financing cash flow activities

(in thousands)	Three Months Ended
	April 30, 2015	April 30, 2014
Principal repayments on term loan	$(125)	$(202)
Principal payments on capital lease obligations	(199)	(24)
Recovery (payment) of deferred financing costs	2	(113)
Proceeds from the exercise of stock options and stock purchase plans	143	—
Financing cash flow	$(179)	$(339)
The decrease in cash used in financing activities was primarily the result of an increase in stock option exercises.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We had cash and cash equivalents totaling $5,270,000 as of April 30, 2015. The cash and cash equivalents are held for working capital purposes in deposit accounts. We do not enter into investments for trading or speculative purposes. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates on our deposit accounts given the historical low levels of interest being earned on short-term fixed-rate cash operating accounts.

We had outstanding borrowings on our term loan of $9,875,000 as of April 30, 2015. The term loan bears interest at LIBOR plus an applicable margin. To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly. A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loan, would have resulted in an approximate $25,000 increase to our interest expense for the three-month period ended April 30, 2015.

Foreign Currency Exchange Risk
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

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that there is reasonable assurance that the information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, projections of any evaluation of effectiveness of our disclosure controls and procedures to future periods are subject to the risk that controls or procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls or procedures may deteriorate.
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
Healthcare regulations issued to date have not had a material adverse effect on our business. However, we cannot predict the potential impact of new or revised regulations that have not yet been released or made final, or any other regulations that might be adopted. The U.S. Congress may adopt legislation that may change, override, conflict with or preempt the currently existing regulations and which could restrict the ability of clients to obtain, use or disseminate patient health information. Although the features and architecture of our existing solutions can be modified, it may be difficult to address the changing regulation of healthcare information.

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

•	unanticipated expenses related to acquired businesses or technologies and their integration into our existing businesses or technology;

•	the diversion of financial, managerial, and other resources from existing operations;

•	the risks of entering into new markets in which we have little or no experience or where competitors may have stronger positions;

•	potential write-offs or amortization of acquired assets or investments;

•	the potential loss of key employees, clients, or partners of an acquired business;

•	delays in client purchases due to uncertainty related to any acquisition;

•	potential unknown liabilities associated with an acquisition; and

•	the tax effects of any such acquisitions.
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
On April 15, 2015, we received a waiver from the lender for noncompliance with the minimum EBITDA covenant at January 31, 2015. Pursuant to the terms of the waiver and amendment to the Credit Agreement, from April 30, 2016 and each quarter thereafter, we must reach agreement with the lenders as to the minimum applicable amount of EBITDA we are required to achieve based on the most recent financial projections we submit to the lenders under the Credit Agreement. If we are unable to reach agreement with the lenders, or if the lenders do not approve our projections, we will be in immediate breach of the minimum EBITDA covenant. Additionally, pursuant to the terms of the waiver and amendment to the Credit Agreement, we are required to maintain additional minimum liquidity of at least (i) $5,000,000 through April 15, 2015, (ii) $6,500,000 from April 16, 2015 through and including July 30, 2015, (iii) $7,000,000 from July 31, 2015 through and including January 30, 2016, and (iv) $7,500,000 from January 31, 2016 through and including the maturity date of the credit facility. The Company was in compliance with the applicable loan covenants at April 30, 2015.
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
In August 2012, we completed a private offering of preferred stock, warrants and convertible notes to a group of investors for gross proceeds of $12 million. In November 2012, the convertible notes converted into shares of preferred stock. The preferred stock is redeemable at the option of the holders thereof anytime after August 31, 2016 if not previously converted into shares of common stock. We may not achieve the thresholds required to trigger automatic conversion of the preferred stock and, alternatively, holders may not voluntarily elect to convert the preferred stock into common stock. The election of the holders of our preferred stock to call for redemption of the preferred stock could subject us to decreased liquidity and other negative impacts on our business, results of operations, and financial condition. For additional information regarding the terms, rights and preferences of the preferred stock and warrants, see Note 15 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and our other SEC filings.

Current economic conditions in the United States and globally may have significant effects on our clients and suppliers that could result in material adverse effects on our business, operating results and stock price.
Current economic conditions in the United States and globally and the concern that the worldwide economy may enter into a prolonged recessionary period could materially adversely affect our clients' access to capital or willingness to spend capital on our solutions and services or their levels of cash liquidity with which to pay for solutions that they will order or have already ordered from us. Continuing adverse economic conditions would also likely negatively impact our business, which could result in: (1) reduced demand for our solutions and services; (2) increased price competition for our solutions and services; (3) increased risk of collectability of cash from our clients; (4) increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; (5) reduced revenues; and (6) higher operating costs as a percentage of revenues.
All of the foregoing potential consequences of the current economic conditions are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of future results. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

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
In connection with our expansion into foreign markets, which primarily consists of Canada, we sometimes receive payment in currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect our net sales and gross margins from our non-U.S. dollar denominated revenue, as expressed in U.S. dollars. There is also a risk that we will have to adjust local currency solution pricing due to competitive pressures when there has been significant volatility in foreign currency exchange rates.

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
As of April 30, 2015, we had 2,949,995 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 15 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and our other SEC filings.

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

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: June 9, 2015	By:	/S/ David W. Sides
David W. Sides Chief Executive Officer
DATE: June 9, 2015	By:	/S/ Nicholas A. Meeks
Nicholas A. Meeks Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1*	Amendment No. 1 to Employment Agreement dated June 4, 2015 by and between Streamline Health Solutions, Inc. and Nicholas A. Meeks.
10.2*	Amendment No. 1 to Employment Agreement dated June 4, 2015 by and between Streamline Health Solutions, Inc. and Randolph W. Salisbury.
10.3*	Amendment No. 2 to Employment Agreement dated June 4, 2015 by and between Streamline Health Solutions, Inc. and Jack W. Kennedy Jr.
10.4*	Amendment No. 1 to Employment Agreement dated June 4, 2015 by and between Streamline Health Solutions, Inc. and Lois E. Rickard.
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10-Q for the three-month period ended April 30, 2015 filed with the SEC on June 9, 2015, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at April 30, 2015 and January 31, 2015, (ii) Condensed Consolidated Statements of Operations for three-month periods ended April 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss for three-month periods ended April 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three-month periods ended April 30, 2015 and 2014, and (v) Notes to the Condensed Consolidated Financial Statements.

_______________

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.