Form 10-Q
period 2015-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2015-09-03
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of August 26, 2015: 18,773,540

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	July 31, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$6,031,129	$6,522,600
Accounts receivable, net of allowance for doubtful accounts of $597,811 and $665,962, respectively	9,034,755	6,935,270
Contract receivables	143,114	191,465
Prepaid hardware and third-party software for future delivery	8,201	55,173
Prepaid client maintenance contracts	870,274	935,858
Other prepaid assets	1,185,770	1,437,680
Deferred income taxes	220,004	220,004
Other current assets	63,932	207,673
Total current assets	17,557,179	16,505,723
Non-current assets:
Property and equipment:
Computer equipment	2,425,547	2,381,923
Computer software	750,532	964,857
Office furniture, fixtures and equipment	683,443	683,443
Leasehold improvements	727,654	724,015
	4,587,176	4,754,238
Accumulated depreciation and amortization	(1,992,646)	(1,617,423)
Property and equipment, net	2,594,530	3,136,815
Contract receivables, less current portion	26,132	43,553
Capitalized software development costs, net of accumulated amortization of $13,404,226 and $11,846,468, respectively	7,639,360	9,197,118
Intangible assets, net of accumulated amortization of $4,001,143 and $3,326,683, respectively	8,825,857	9,500,317
Deferred financing costs, net of accumulated amortization of $49,063 and $13,677, respectively	305,615	387,199
Goodwill	16,184,667	16,184,667
Other	963,587	823,723
Total non-current assets	36,539,748	39,273,392
	$54,096,927	$55,779,115
See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
	July 31, 2015	January 31, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,682,679	$2,298,851
Accrued compensation	953,619	865,865
Accrued other expenses	210,478	563,838
Current portion of long-term debt	577,530	500,000
Deferred revenues	10,695,093	9,289,076
Current portion of capital lease obligations	749,291	781,961
Total current liabilities	15,868,690	14,299,591
Non-current liabilities:
Term loans	8,431,964	9,500,000
Warrants liability	566,296	1,834,380
Royalty liability	2,446,493	2,385,826
Lease incentive liability	360,030	342,129
Capital lease obligations	211,880	582,911
Deferred revenues, less current portion	1,318,748	964,933
Deferred income tax liabilities	220,005	229,579
Total non-current liabilities	13,555,416	15,839,758
Total liabilities	29,424,106	30,139,349
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,849,985 redemption value, 4,000,000 shares authorized, 2,949,995 shares issued and outstanding, net of unamortized preferred stock discount of $1,591,332 and $2,212,007, respectively	7,258,653	6,637,978
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 18,746,469 and 18,553,389 shares issued and outstanding, respectively	187,465	185,534
Additional paid in capital	79,231,085	78,390,424
Accumulated deficit	(62,004,382)	(59,574,170)
Total stockholders’ equity	17,414,168	19,001,788
	$54,096,927	$55,779,115

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31		Six Months Ended July 31
	2015	2014	2015	2014
Revenues:
Systems sales	$1,941,601	$314,085	$2,240,217	$653,291
Professional services	659,372	674,999	1,010,331	1,283,950
Maintenance and support	3,627,118	4,177,165	7,281,183	8,348,977
Software as a service	2,391,008	2,075,823	4,256,810	3,907,025
Total revenues	8,619,099	7,242,072	14,788,541	14,193,243
Operating expenses:
Cost of systems sales	694,794	834,324	1,421,585	1,669,792
Cost of professional services	647,569	778,691	1,419,065	1,765,116
Cost of maintenance and support	714,273	836,526	1,531,178	1,796,712
Cost of software as a service	702,769	571,464	1,441,600	1,343,043
Selling, general and administrative	3,779,114	4,054,794	8,285,288	8,695,250
Research and development	2,233,356	2,225,120	4,457,549	4,575,564
Total operating expenses	8,771,875	9,300,919	18,556,265	19,845,477
Operating loss	(152,776)	(2,058,847)	(3,767,724)	(5,652,234)
Other income (expense):
Interest expense	(248,175)	(173,539)	(492,116)	(343,017)
Miscellaneous income (expense)	(159,814)	(41,481)	1,829,160	1,051,290
Loss before income taxes	(560,765)	(2,273,867)	(2,430,680)	(4,943,961)
Income tax benefit (expense)	(3,414)	(1,145)	468	(2,290)
Net loss	$(564,179)	$(2,275,012)	$(2,430,212)	$(4,946,251)
Less: deemed dividends on Series A Preferred Shares	(325,018)	(252,583)	(620,675)	(482,349)
Net loss attributable to common shareholders	$(889,197)	$(2,527,595)	$(3,050,887)	$(5,428,600)
Basic net loss per common share	$(0.05)	$(0.14)	$(0.16)	$(0.30)
Number of shares used in basic per common share computation	18,628,288	18,174,193	18,614,622	18,160,213
Diluted net loss per common share	$(0.05)	$(0.14)	$(0.16)	$(0.30)
Number of shares used in diluted per common share computation	18,628,288	18,174,193	18,614,622	18,160,213

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended July 31		Six Months Ended July 31
	2015	2014	2015	2014
Net loss	$(564,179)	$(2,275,012)	$(2,430,212)	$(4,946,251)
Other comprehensive loss, net of tax:
Fair value of interest rate swap liability	—	22,431	—	717
Other comprehensive loss	—	22,431	—	717
Comprehensive loss	$(564,179)	$(2,252,581)	$(2,430,212)	$(4,945,534)

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended July 31
	2015	2014
Operating activities:
Net loss	$(2,430,212)	$(4,946,251)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	625,239	360,986
Amortization of capitalized software development costs	1,557,758	1,830,628
Amortization of intangible assets	674,460	704,952
Amortization of other deferred costs	83,868	102,095
Valuation adjustment for warrants liability	(1,268,084)	(1,224,407)
Share-based compensation expense	1,283,459	865,142
Other valuation adjustments	94,351	78,970
Loss on disposal of property and equipment	34,228	83,236
Gain on early extinguishment of lease liability	(33,059)	—
Provision for accounts receivable	89,002	13,692
Deferred tax benefit	(9,574)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and contract receivables	(2,122,715)	(1,264,184)
Other assets	319,862	(853,586)
Accounts payable	427,914	936,731
Accrued expenses	(276,301)	(781,283)
Deferred revenues	1,759,832	(180,110)
Net cash provided by (used in) operating activities	810,028	(4,273,389)
Investing activities:
Purchases of property and equipment	(117,182)	(1,635,952)
Capitalization of software development costs	—	(351,316)
Payment for acquisition, net of cash received	—	(5,890,402)
Net cash used in investing activities	(117,182)	(7,877,670)
Financing activities:
Principal repayments on term loan	(990,506)	(505,950)
Principal payments on capital lease obligation	(403,701)	(49,509)
Recovery (payment) of deferred financing costs	2,111	(112,800)
Proceeds from exercise of stock options and stock purchase plan	207,779	50,206
Net cash used in financing activities	(1,184,317)	(618,053)
Decrease in cash and cash equivalents	(491,471)	(12,769,112)
Cash and cash equivalents at beginning of period	6,522,600	17,924,886
Cash and cash equivalents at end of period	$6,031,129	$5,155,774

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 31, 2015

NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, “our”, or the “Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the six months ended July 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2016.

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of our long-term debt approximates fair value since the interest rates being paid on the amounts approximate the market interest rate. Long-term debt is and, prior to its termination, the interest rate swap was classified as Level 2. The initial fair value of royalty liability and warrants liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. The fair value of warrants liability as of January 31, 2015 was also determined by management with the assistance of an independent third-party valuation specialist using a binomial model. We used the Black-Scholes option pricing model to estimate the fair value of warrants liability as of July 31, 2015. The fair value of the royalty liability is determined based on the probability-weighted revenue scenarios for the Looking Glass® Clinical Analytics solution licensed from Montefiore Medical Center (discussed below). The contingent consideration for royalty liability and warrants liability are classified as Level 3.

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
Term Licenses
We cannot establish VSOE fair value of the undelivered element in term license arrangements. However, as the only undelivered element is post-contract customer support, the entire fee is recognized ratably over the contract term. Typically revenue recognition commences once the client goes live on the system. Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution. The software portion of our Looking Glass® Coding & CDI products generally does not require material modification to achieve their contracted function.
Professional Services
Professional services components that are not essential to the functionality of the software, from time to time, are sold separately by us. Similar services are sold by other vendors, and clients can elect to perform similar services in-house. When professional services revenues are a separate unit of accounting, revenues are recognized as the services are performed.
Professional services components that are essential to the functionality of the software and are not considered a separate unit of accounting are recognized in revenue ratably over the life of the client, which approximates the duration of the initial contract term. We defer the associated direct costs for salaries and benefits expense for professional services contracts. These deferred costs will be amortized over the identical term as the associated revenues. As of July 31, 2015 and January 31, 2015, we had deferred costs of $709,000 and $570,000, respectively, net of accumulated amortization of $178,000 and $275,000, respectively. Amortization expense of these costs was $48,000 and $71,000 for the six months ended July 31, 2015 and 2014, respectively.
We use VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. We typically sell professional services on an hourly-fee basis. We monitor projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.
Severances
From time to time, we enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. For the three months ended July 31, 2015 and 2014, we incurred $2,000 and $126,000 in severance expenses, respectively, and $9,000 and $576,000 for the six months ended July 31, 2015 and 2014, respectively. At July 31, 2015 and January 31, 2015, we had accrued severances of zero and $159,000, respectively.
Equity Awards
We account for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. We incurred total compensation expense related to stock-based awards

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $631,000 and $422,000 for the three months ended July 31, 2015 and 2014, respectively, and $1,283,000 and $865,000 for the six months ended July 31, 2015 and 2014, respectively.
The fair value of the stock options granted is estimated at the date of grant using a Black-Scholes option pricing model. The option pricing model inputs (such as expected term, expected volatility, and risk-free interest rate) impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and are generally derived from external (such as risk-free rate of interest) and historical (such as volatility factor, expected term, and forfeiture rates) data. Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value, and vesting period of future awards.
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

In accordance with ASC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses. For the six months ended July 31, 2015 and 2014, the unvested restricted stock awards and the Series A Convertible Preferred Stock were not deemed to be participating since there was a net loss from operations. As of July 31, 2015, there were 2,949,995 shares of preferred stock outstanding, each share is convertible into one share of our common stock. For the six months ended July 31, 2015 and 2014, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in diluted EPS and therefore, was not included in the calculation. As of July 31, 2015 and 2014, there were 118,180 and zero, respectively, unvested restricted shares of common stock outstanding that were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the calculation of the basic and diluted net loss per share of common stock:

	Three Months Ended
	July 31, 2015	July 31, 2014
Net loss	$(564,179)	$(2,275,012)
Less: deemed dividends on Series A Preferred Stock	(325,018)	(252,583)
Net loss attributable to common shareholders	$(889,197)	$(2,527,595)
Weighted average shares outstanding used in basic per common share computations	18,628,288	18,174,193
Stock options and restricted stock	—	—
Number of shares used in diluted per common share computation	18,628,288	18,174,193
Basic net loss per share of common stock	$(0.05)	$(0.14)
Diluted net loss per share of common stock	$(0.05)	$(0.14)

	Six Months Ended
	July 31, 2015	July 31, 2014
Net loss	$(2,430,212)	$(4,946,251)
Less: deemed dividends on Series A Preferred Stock	(620,675)	(482,349)
Net loss attributable to common shareholders	$(3,050,887)	$(5,428,600)
Weighted average shares outstanding used in basic per common share computations	18,614,622	18,160,213
Stock options and restricted stock	—	—
Number of shares used in diluted per common share computation	18,614,622	18,160,213
Basic net loss per share of common stock	$(0.16)	$(0.30)
Diluted net loss per share of common stock	$(0.16)	$(0.30)
Diluted net loss per share excludes the effect of 2,978,344 and 2,507,335 outstanding stock options for the six months ended July 31, 2015 and 2014, respectively. The inclusion of these shares would be anti-dilutive. For the six months ended July 31, 2015 and 2014, the warrants to purchase 1,400,000 shares of common stock would have an anti-dilutive effect if included in diluted net loss per share and therefore were not included in the calculation.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB delayed the effective date by one year and the guidance will now be effective for us on February 1, 2018. Early adoption is permitted. The guidance is to be applied using one of two retrospective application methods. We are currently evaluating the impact of the adoption of this accounting standard update on our internal processes, operating results, and financial reporting.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — ACQUISITIONS AND STRATEGIC AGREEMENTS
On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Looking Glass® Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, Streamline paid Montefiore a one-time initial base royalty fee of $3,000,000, and we are obligated to pay on-going quarterly royalty amounts related to future sublicensing of CLG by Streamline. Additionally, Streamline has committed that Montefiore will receive at least an additional $3,000,000 of on-going royalty payments within the first six and one-half years of the license term. As of July 31, 2015 and January 31, 2015, the present value of this royalty liability was $2,446,000 and $2,386,000, respectively
On February 3, 2014, we completed the acquisition of Unibased Systems Architecture, Inc. (“Unibased”), a provider of patient access solutions, including enterprise scheduling and surgery management software, for healthcare organizations throughout the United States, pursuant to an Agreement and Plan of Merger dated January 16, 2014 (the “Merger Agreement”) for a total purchase price of $6,500,000, subject to net working capital and other customary adjustments. A portion of the total purchase price was withheld in escrow as described in the Merger Agreement for indemnification of claimed damages. In April 2015, the Company received $750,000 from the cash withheld in escrow, which is included in miscellaneous income.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — LEASES
We rent office space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2022. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows:

	Facilities	Equipment	Fiscal Year Totals
2015 (six months remaining)	$477,000	$1,000	$478,000
2016	969,000	2,000	971,000
2017	1,007,000	—	1,007,000
2018	1,039,000	—	1,039,000
2019	967,000	—	967,000
Thereafter	1,468,000	—	1,468,000
Total	$5,927,000	$3,000	$5,930,000

Rent and leasing expense for facilities and equipment was $325,000 and $458,000 for the three months ended July 31, 2015 and 2014, respectively, and $632,000 and $837,000 for the six months ended July 31, 2015 and 2014, respectively.

The Company has a capital lease to finance office equipment purchases. The balance of fixed assets acquired under these capital leases was $1,515,000 as of July 31, 2015 and January 31, 2015, and the balance of accumulated depreciation was $825,000 and $494,000 as of July 31, 2015 and January 31, 2015, respectively. The amortization expense of leased equipment is included in depreciation expense.

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
The Credit Agreement includes customary financial covenants, including the requirements that the Company maintain minimum liquidity and achieve certain minimum EBITDA levels. In addition, the credit facility prohibits the Company from paying dividends on the common and preferred stock. In April 2015, the Credit Agreement was amended to increase the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applicable LIBOR rate margin, which will vary from 4.25% to 6.25%, and to reset the financial covenants. As such, the Company is required to maintain minimum liquidity of at least (i) $5,000,000 through April 15, 2015, (ii) $6,500,000 from April 16, 2015 through and including July 30, 2015, (iii) $7,000,000 from July 31, 2015 through and including January 30, 2016, and (iv) $7,500,000 from January 31, 2016 through and including the maturity date of the credit facility.
The following table shows our future minimum trailing twelve months EBITDA covenant thresholds, as modified by the amendment to the Credit Agreement:

For the four-quarter period ending	Minimum EBITDA
April 30, 2015	$(2,500,000)
July 31, 2015	(1,750,000)
October 31, 2015	(750,000)
January 31, 2016	500,000
For the four-quarter period ending April 30, 2016, and fiscal quarters thereafter, the minimum EBITDA will be determined within 30 days following delivery of, and based upon, the projections then most recently delivered by the Company.
As of July 31, 2015, the Company had no outstanding borrowings under the revolving line of credit, and had accrued $2,000 in unused line fees.
Outstanding principal balances on debt consisted of the following at:

	July 31, 2015	January 31, 2015
Senior term loan	$9,009,000	$10,000,000
Capital lease	961,000	1,365,000
Total	9,970,000	11,365,000
Less: Current portion	1,327,000	1,282,000
Non-current portion of debt	$8,643,000	$10,083,000

In May 2015, we used the proceeds received from the Unibased escrow fund to make a $750,000 payment of principal towards the senior term loan with Wells Fargo. As a result of this prepayment, the schedule of future principal payments was revised to reduce each future principal payment on a pro rata basis.
Future principal repayments of debt consisted of the following at July 31, 2015:

	Senior Term Loan	Capital Lease (1)	Total
2015	$231,000	$412,000	$643,000
2016	693,000	511,000	1,204,000
2017	924,000	93,000	1,017,000
2018	924,000	—	924,000
2019	6,237,000	—	6,237,000
Total repayments	$9,009,000	$1,016,000	$10,025,000
 _______________

(1)	Future minimum lease payments include principal plus interest.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock
At July 31, 2015, we had 2,949,995 shares of Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) outstanding. Each share of the Preferred Stock is convertible into one share of the Company's common stock. The Preferred Stock does not pay a dividend; however, the holders are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the 10 day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the 60 day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.
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

NOTE 7 — INCOME TAXES
Income tax expense consists of federal, state and local tax provisions. For the six months ended July 31, 2015 and 2014, we recorded federal tax benefit of $8,000 and zero, respectively. For the six months ended July 31, 2015 and 2014, we recorded state and local tax expense of $8,000 and $2,000, respectively.

NOTE 8 — SUBSEQUENT EVENTS
We have evaluated subsequent events for recognition or disclosure in the condensed consolidated financial statements filed on Form 10-Q with the SEC and no events have occurred that require disclosure, except for the following.
In August 2015, we settled a dispute with FTI Consulting, Inc. (“FTI”) relating to a certain License and Services Agreement (the “LSA”), under which FTI contracted to license certain of our software and to engage us to provide services in connection with FTI’s provision of consulting services to its clients.  Under the terms of the settlement, FTI agreed to pay us $250,000 concurrently with the execution of a settlement agreement, and each party released the other of all claims relating to the LSA.  Neither we nor FTI admitted any liability to any person or entity in connection with the settlement.

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

Results of Operations
Revenues

	Three Months Ended
(in thousands):	July 31, 2015	July 31, 2014	Change	% Change
System Sales:
Proprietary software - perpetual license	$1,646	$87	$1,559	1,792%
Term license	289	215	74	34%
Hardware and third-party software	7	12	(5)	(42)%
Professional services	659	675	(16)	(2)%
Maintenance and support	3,627	4,177	(550)	(13)%
Software as a service	2,391	2,076	315	15%
Total Revenues	$8,619	$7,242	$1,377	19%

	Six Months Ended
(in thousands):	July 31, 2015	July 31, 2014	Change	% Change
System Sales:
Proprietary software - perpetual license	$1,646	$194	$1,452	748%
Term license	578	439	139	32%
Hardware and third-party software	17	20	(3)	(15)%
Professional services	1,010	1,284	(274)	(21)%
Maintenance and support	7,281	8,349	(1,068)	(13)%
Software as a service	4,257	3,907	350	9%
Total Revenues	$14,789	$14,193	$596	4%

Proprietary software and term licenses — Proprietary software revenues recognized for the three and six months ended July 31, 2015 increased by $1,559,000 and $1,452,000, respectively, over the prior comparable periods. This increase is attributable to a sale of our Looking Glass® abstracting solution in the second quarter of fiscal 2015. Revenues from term licenses for the three and six months ended July 31, 2015 increased by $74,000 and $139,000, respectively, over the prior comparable periods. This increase is primarily attributable to the successful implementation of our Looking Glass® Clinical Analytics product for a customer in the first quarter of fiscal 2015.
Hardware and third-party software — Revenues from hardware and third-party software sales for the three and six months ended July 31, 2015 decreased by $5,000 and $3,000, respectively, over the prior comparable periods. Fluctuations from period to period are a function of client demand.
Professional services — Revenues from professional services for the three and six months ended July 31, 2015 decreased by $16,000 and $274,000, respectively, from the prior comparable periods. The decrease is primarily attributable to an increased focus on professional services components that are essential to the functionality of the software, for which revenues are deferred and recognized ratably over the term of the customer relationship. In addition, fluctuations over periods result from the nature of recognizing professional services revenues once certain milestones are met.
Maintenance and support — Revenues from maintenance and support for the three and six months ended July 31, 2015 decreased by $550,000 and $1,068,000, respectively, from the prior comparable periods. This decrease is the result of a few customer cancellations and deferral of revenue based on collectibility considerations.
Software as a Service (SaaS) — Revenues from SaaS for the three and six months ended July 31, 2015 increased by $315,000 and $350,000, respectively, from the prior comparable periods. This increase resulted from recognition of revenue which was deferred until the second quarter of fiscal 2015, when a settlement with a client was reached, and is partially offset by a few customer cancellations.

Cost of Sales

	Three Months Ended
(in thousands):	July 31, 2015	July 31, 2014	Change	% Change
Cost of systems sales	$695	$834	$(139)	(17)%
Cost of professional services	648	779	(131)	(17)%
Cost of maintenance and support	714	837	(123)	(15)%
Cost of software as a service	703	571	132	23%
Total cost of sales	$2,760	$3,021	$(261)	(9)%

	Six Months Ended
(in thousands):	July 31, 2015	July 31, 2014	Change	% Change
Cost of systems sales	$1,422	$1,670	$(248)	(15)%
Cost of professional services	1,419	1,765	(346)	(20)%
Cost of maintenance and support	1,531	1,797	(266)	(15)%
Cost of software as a service	1,442	1,343	99	7%
Total cost of sales	$5,814	$6,575	$(761)	(12)%
The decrease in cost of sales for the three and six months ended July 31, 2015 from the comparable prior periods is primarily the result of decreased personnel expense related to support and professional services, as well as the reduction in amortization of capitalized software costs.
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
The cost of professional services includes compensation and benefits for personnel and related expenses. The decrease in expense is primarily due to a reduction in utilization of independent contractors, as well as a decrease in travel expenses incurred in connection with the professional services delivery.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The decrease in expense is primarily due to a reduction in support personnel costs.
The cost of software-as-a-service solutions is relatively fixed, subject to inflation for the goods and services it requires. The increase in fiscal 2015 is primarily related to the higher depreciation expense associated with the lease of equipment for the new Atlanta data center beginning July 2014.
Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	July 31, 2015	July 31, 2014	Change	% Change
General and administrative expenses	$2,654	$3,073	$(419)	(14)%
Sales and marketing expenses	1,125	982	143	15%
Total selling, general, and administrative	$3,779	$4,055	$(276)	(7)%

	Six Months Ended
(in thousands):	July 31, 2015	July 31, 2014	Change	% Change
General and administrative expenses	$6,006	$6,655	$(649)	(10)%
Sales and marketing expenses	2,279	2,040	239	12%
Total selling, general, and administrative	$8,285	$8,695	$(410)	(5)%
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

Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows and similar sales and marketing expenses. The increase in sales and marketing expense is primarily due to an increase in personnel costs.
Product Research and Development

	Three Months Ended
(in thousands):	July 31, 2015	July 31, 2014	Change	% Change
Research and development expense	$2,233	$2,225	$8	—%
Plus: Capitalized research and development cost	—	158	(158)	(100)%
Total research and development cost	$2,233	$2,383	$(150)	(6)%

	Six Months Ended
(in thousands):	July 31, 2015	July 31, 2014	Change	% Change
Research and development expense	$4,458	$4,576	$(118)	(3)%
Plus: Capitalized research and development cost	—	351	(351)	(100)%
Total research and development cost	$4,458	$4,927	$(469)	(10)%

Product research and development expenses consist primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and an allocated portion of general overhead costs, including occupancy. Total research and development cost decreased primarily due to a reduction in development staffing. Our development efforts shifted to solutions involving development costs that are not capitalized due to rapid release cycles. Research and development expenses for the six months ended July 31, 2015 and 2014, as a percentage of revenues, were 30% and 32%, respectively.

Other Income (Expense)

	Three Months Ended
(in thousands):	July 31, 2015	July 31, 2014	Change	% Change
Interest expense	$(248)	$(174)	$(74)	43%
Miscellaneous income (expenses)	(160)	(41)	(119)	290%
Total other expense	$(408)	$(215)	$(193)	90%

	Six Months Ended
(in thousands):	July 31, 2015	July 31, 2014	Change	% Change
Interest expense	$(492)	$(343)	$(149)	43%
Miscellaneous income (expenses)	1,829	1,051	778	74%
Total other income	$1,337	$708	$629	89%

Interest expense for the three months ended July 31, 2015 and 2014 was $248,000 and $174,000, respectively, and $492,000 and $343,000, respectively, for the six months ended July 31, 2015 and 2014. Interest expense consists of interest and commitment fees on the line of credit, interest on the term loans, interest on the 2013 note payable, and is inclusive of deferred financing cost amortization expense. Interest expense increased for the three and six months ended July 31, 2015 over the prior comparable periods due to the higher principal outstanding and interest rate. Miscellaneous expense for the three months ended July 31, 2015 and 2014 was $160,000 and $41,000, respectively. The increase in expense is primarily due to the higher devaluation of the Canadian dollar relative to the U.S. dollar in fiscal 2015. Miscellaneous income for the six months ended July 31, 2015 and 2014 was $1,829,000 and $1,051,000, respectively. The increase in miscellaneous income is primarily due to the receipt of $750,000 in cash from the Unibased escrow in the first quarter of fiscal 2015.

Provision for Income Taxes
We recorded tax benefit (expense) of $(3,000) and $(1,000), respectively, for the three months ended July 31, 2015 and 2014, respectively,  and zero and $(2,000), respectively, for the six months ended July 31, 2015 and 2014, which is comprised of estimated federal, state and local tax provisions.
Backlog

	July 31, 2015	July 31, 2014
Company proprietary software	$20,996,000	$1,955,000
Third-party hardware and software	220,000	238,000
Professional services	5,934,000	6,774,000
Maintenance and support	22,921,000	25,608,000
Software as a service	19,600,000	26,908,000
Total	$69,671,000	$61,483,000
At July 31, 2015, we had master agreements and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed which, if fully performed, would generate future revenues of $69,671,000 compared with $61,483,000 at July 31, 2014.
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
Professional services backlog consists of signed contracts for services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The decrease in professional services backlog is a result of backing out legacy projects that have already been completed.
Maintenance and support backlog consists of maintenance agreements for licenses of our proprietary software and third-party hardware and software with clients and remarketing partners for which either an agreement has been signed or a purchase order under a master agreement has been received. We include in backlog the signed agreements through their respective renewal dates. Typical maintenance contracts are for a one-year term and are renewed annually. Clients typically prepay maintenance and support which is billed 30-60 days prior to the beginning of the maintenance period. The Company does not expect any significant client attrition over the next 12 months. Maintenance and support backlog at July 31, 2015 was $22,921,000 as compared to $25,608,000 at July 31, 2014. A significant portion of this decrease is due to renewals not exceeding revenue recognized during the period.
At July 31, 2015, we were a party to SaaS agreements that are expected to generate revenues of $19,600,000 through their respective renewal dates in fiscal years 2015 through 2020. Typical SaaS terms are one to seven years in length. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client, and ultimately the official go-live on the system. Therefore, it is difficult for us to accurately predict the revenue it expects to achieve in any particular period.
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
The following table reconciles net earnings (loss) to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share for the three months and six months ended July 31, 2015 and 2014 (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
Adjusted EBITDA Reconciliation	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Net loss	$(564)	$(2,275)	$(2,430)	$(4,946)
Interest expense	248	174	492	343
Income tax (benefit) expense	3	1	—	2
Depreciation	311	210	625	361
Amortization of capitalized software development costs	775	914	1,558	1,831
Amortization of intangible assets	337	346	674	705
Amortization of other costs	7	43	48	71
EBITDA	1,117	(587)	967	(1,633)
Share-based compensation expense	631	422	1,283	865
Loss on disposal of fixed assets	—	83	34	83
Associate severances and other costs relating to transactions or corporate restructuring	67	126	206	576
Non-cash valuation adjustments to assets and liabilities	49	(46)	(1,173)	(1,145)
Transaction related professional fees, advisory fees, and other internal direct costs	7	11	20	175
Other non-recurring operating expenses	—	489	—	1,063
Other non-recurring income	—	—	(750)	—
Adjusted EBITDA	$1,871	$498	$587	$(16)
Adjusted EBITDA margin(1)	22%	7%	4%	—%

Loss per share — diluted	$(0.05)	$(0.14)	$(0.16)	$(0.30)
Adjusted EBITDA per adjusted diluted share (2)	$0.09	$0.02	$0.03	$—
Diluted weighted average shares	18,628,288	18,174,193	18,614,622	18,160,213
Includable incremental shares — adjusted EBITDA(3)	2,237,608	3,614,119	2,623,593	—
Adjusted diluted shares	20,865,896	21,788,312	21,238,215	18,160,213
_______________

(1)	Adjusted EBITDA as a percentage of GAAP revenues.

(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

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
Operations are funded by cash generated by operations and borrowings under credit facilities. We believe that cash flows from operations are adequate to fund current obligations for the next twelve months. Cash and cash equivalents balances at July 31, 2015 and January 31, 2015 were $6,031,000 and $6,523,000, respectively. The decrease in cash was primarily the result of payment of principal and interest on our term loan. As of July 31, 2015, we had $11,161,000 in accounts receivable, of which $1,528,000 is in deferred revenue and, therefore, is not reflected on the condensed consolidated balance sheet.
The Company has additional liquidity through the Credit Agreement described in more detail in Note 5 to our condensed consolidated financial statements included herein. The Company’s primary operating subsidiary has a $5,000,000 revolving line of credit that has not been drawn upon as of July 31, 2015. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary must comply with customary financial covenants, including the requirement that the Company maintain minimum liquidity of at least (i) $6,500,000 from April 16, 2015 through and including July 30, 2015, (ii) $7,000,000 from July 31, 2015 through and including January 30, 2016, and (iii) $7,500,000 from January 31, 2016 through and including the maturity date of the credit facility, and achieve certain minimum EBITDA levels. Pursuant to the Credit Agreement’s definition, the liquidity of the Company’s primary operating subsidiary as of July 31, 2015 was $11,031,000, which satisfies the minimum liquidity financial covenant in the Credit Agreement.
The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, measured on a quarter-end basis, of at least the required amounts in the relevant table set forth in Note 5 to our condensed consolidated financial statements included herein for the applicable period set forth therein. The required minimum EBITDA level for the period ended July 31, 2015 was $(1,750,000).
The Company was in compliance with the applicable loan covenants at July 31, 2015. Based upon the borrowing base formula set forth in the Credit Agreement, as of July 31, 2015, the Company was able to access $5,000,000 of the $5,000,000 revolving line of credit.
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

Significant cash obligations

(in thousands)	As of July 31, 2015	As of January 31, 2015
Term loans (1)	$9,009	$10,000
Capital leases (1)	961	1,365
Royalty liability (2)	2,446	2,386
_______________

(1)	Reference “Note 5 – Debt” in the Notes to the Condensed Consolidated Financial Statements for additional information.

(2)	Reference “Note 3 – Acquisitions and Strategic Agreements” in the Notes to the Condensed Consolidated Financial Statements for additional information.

Operating cash flow activities

(in thousands)	Six Months Ended
	July 31, 2015	July 31, 2014
Net loss	$(2,430)	$(4,946)
Non-cash adjustments to net loss	3,131	2,815
Cash impact of changes in assets and liabilities	109	(2,142)
Operating cash flow	$810	$(4,273)

The increase in net cash provided by operating activities is primarily due to an increase in profitability and a decrease in deposits and prepaid expenses.
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
Investing cash flow activities

(in thousands)	Six Months Ended
	July 31, 2015	July 31, 2014
Purchases of property and equipment	$(117)	$(1,636)
Capitalized software development costs	—	(351)
Payments for acquisitions	—	(5,891)
Investing cash flow	$(117)	$(7,878)
The decrease in cash used for investing activities is primarily a result of the cash expended to acquire the Unibased business, as well as asset purchases related to the expansion of our Atlanta office and the new Atlanta data center in prior year. In addition, our development efforts shifted to solutions involving development costs that are not capitalized due to rapid release cycles.

Financing cash flow activities

(in thousands)	Six Months Ended
	July 31, 2015	July 31, 2014
Principal repayments on term loan	$(991)	$(506)
Principal payments on capital lease obligations	(403)	(49)
Recovery (payment) of deferred financing costs	2	(113)
Proceeds from the exercise of stock options and stock purchase plans	208	50
Financing cash flow	$(1,184)	$(618)
The increase in cash used in financing activities was primarily the result of an increase in repayment of principal on term loans as well as an increase in principal payments on capital lease obligations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We had cash and cash equivalents totaling $6,031,000 as of July 31, 2015. The cash and cash equivalents are held for working capital purposes in deposit accounts. We do not enter into investments for trading or speculative purposes. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates on our deposit accounts given the historical low levels of interest being earned on short-term fixed-rate cash operating accounts.
We had outstanding borrowings on our term loan of $9,009,000 as of July 31, 2015. The term loan bears interest at LIBOR plus an applicable margin. To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly. A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loan, would have resulted in an approximate $49,000 increase to our interest expense for the six-month period ended July 31, 2015.

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
On April 15, 2015, we received a waiver from the lender for noncompliance with the minimum EBITDA covenant at January 31, 2015. Pursuant to the terms of the waiver and amendment to the Credit Agreement, from April 30, 2016 and each quarter thereafter, we must reach agreement with the lenders as to the minimum applicable amount of EBITDA we are required to achieve based on the most recent financial projections we submit to the lenders under the Credit Agreement. If we are unable to reach agreement with the lenders, or if the lenders do not approve our projections, we will be in immediate breach of the minimum EBITDA covenant. Additionally, pursuant to the terms of the waiver and amendment to the Credit Agreement, we are required to maintain additional minimum liquidity of at least (i) $5,000,000 through April 15, 2015, (ii) $6,500,000 from April 16, 2015 through and including July 30, 2015, (iii) $7,000,000 from July 31, 2015 through and including January 30, 2016, and (iv) $7,500,000 from January 31, 2016 through and including the maturity date of the credit facility. The Company was in compliance with the applicable loan covenants at July 31, 2015.
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
As of July 31, 2015, we had 2,949,995 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 15 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and our other SEC filings.

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

Item 5.   OTHER INFORMATION
On August 31, 2015, Lois E. Rickard resigned as Senior Vice President and Chief People Officer to pursue other professional interests. In connection with her departure, Jack W. Kennedy Jr. was promoted to Senior Vice President, Administration and Chief Legal Counsel. In addition to his other responsibilities, Mr. Kennedy will manage our human resources department.

Item 6.   EXHIBITS
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: September 3, 2015	By:	/S/ David W. Sides
David W. Sides Chief Executive Officer
DATE: September 3, 2015	By:	/S/ Nicholas A. Meeks
Nicholas A. Meeks Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10-Q for the three-month period ended July 31, 2015 filed with the SEC on September 3, 2015, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at July 31, 2015 and January 31, 2015, (ii) Condensed Consolidated Statements of Operations for three- and six-month periods ended July 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss for three- and six-month periods ended July 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six-month periods ended July 31, 2015 and 2014, and (v) Notes to the Condensed Consolidated Financial Statements.

_______________

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.