Form 10-Q
period 2015-10-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2015-12-10
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of November 27, 2015: 18,783,540

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	October 31, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8,505,736	$6,522,600
Accounts receivable, net of allowance for doubtful accounts of $130,214 and $665,962, respectively	3,429,188	6,935,270
Contract receivables	142,250	191,465
Prepaid hardware and third-party software for future delivery	5,858	55,173
Prepaid client maintenance contracts	1,048,667	935,858
Other prepaid assets	1,084,721	1,437,680
Deferred income taxes	220,004	220,004
Other current assets	34,644	207,673
Total current assets	14,471,068	16,505,723
Non-current assets:
Property and equipment:
Computer equipment	2,507,132	2,381,923
Computer software	677,354	964,857
Office furniture, fixtures and equipment	683,443	683,443
Leasehold improvements	729,348	724,015
	4,597,277	4,754,238
Accumulated depreciation and amortization	(2,103,282)	(1,617,423)
Property and equipment, net	2,493,995	3,136,815
Contract receivables, less current portion	17,421	43,553
Capitalized software development costs, net of accumulated amortization of $14,178,705 and $11,846,468, respectively	6,864,881	9,197,118
Intangible assets, net of accumulated amortization of $4,338,373 and $3,326,683, respectively	8,488,627	9,500,317
Deferred financing costs, net of accumulated amortization of $66,797 and $13,677, respectively	287,881	387,199
Goodwill	16,184,667	16,184,667
Other	784,909	823,723
Total non-current assets	35,122,381	39,273,392
	$49,593,449	$55,779,115
See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
	October 31, 2015	January 31, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$749,303	$2,298,851
Accrued compensation	1,104,120	865,865
Accrued other expenses	213,130	563,838
Current portion of long-term debt	617,657	500,000
Deferred revenues	8,201,299	9,289,076
Current portion of capital lease obligations	772,781	781,961
Total current liabilities	11,658,290	14,299,591
Non-current liabilities:
Term loans	8,029,536	9,500,000
Warrants liability	275,914	1,834,380
Royalty liability	2,548,965	2,385,826
Lease incentive liability	365,140	342,129
Capital lease obligations	126,550	582,911
Deferred revenues, less current portion	1,495,531	964,933
Deferred income tax liabilities	220,005	229,579
Total non-current liabilities	13,061,641	15,839,758
Total liabilities	24,719,931	30,139,349
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,849,985 redemption value, 4,000,000 shares authorized, 2,949,995 shares issued and outstanding, net of unamortized preferred stock discount of $1,244,993 and $2,212,007, respectively	7,604,992	6,637,978
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 18,783,540 and 18,553,389 shares issued and outstanding, respectively	187,835	185,534
Additional paid in capital	79,541,734	78,390,424
Accumulated deficit	(62,461,043)	(59,574,170)
Total stockholders’ equity	17,268,526	19,001,788
	$49,593,449	$55,779,115

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31		Nine Months Ended October 31
	2015	2014	2015	2014
Revenues:
Systems sales	$327,493	$345,919	$2,567,710	$999,209
Professional services	621,547	447,939	1,631,878	1,731,888
Maintenance and support	4,034,481	4,062,442	11,315,664	12,411,419
Software as a service	2,171,548	1,980,343	6,428,358	5,887,368
Total revenues	7,155,069	6,836,643	21,943,610	21,029,884
Operating expenses:
Cost of systems sales	695,824	835,398	2,117,409	2,505,190
Cost of professional services	829,964	681,350	2,249,029	2,446,466
Cost of maintenance and support	766,594	756,469	2,297,772	2,553,180
Cost of software as a service	611,158	770,347	2,052,758	2,113,390
Selling, general and administrative	2,351,082	4,230,347	10,636,370	12,925,597
Research and development	2,258,092	2,275,410	6,715,641	6,850,973
Total operating expenses	7,512,714	9,549,321	26,068,979	29,394,796
Operating loss	(357,645)	(2,712,678)	(4,125,369)	(8,364,912)
Other income (expense):
Interest expense	(206,286)	(180,583)	(698,402)	(523,599)
Loss on early extinguishment of debt	—	(114,522)	—	(114,522)
Miscellaneous income	110,383	752,219	1,939,543	1,803,509
Loss before income taxes	(453,548)	(2,255,564)	(2,884,228)	(7,199,524)
Income tax expense	(3,113)	—	(2,645)	(2,290)
Net loss	$(456,661)	$(2,255,564)	$(2,886,873)	$(7,201,814)
Less: deemed dividends on Series A Preferred Shares	(346,339)	(269,152)	(967,014)	(751,501)
Net loss attributable to common shareholders	$(803,000)	$(2,524,716)	$(3,853,887)	$(7,953,315)
Basic net loss per common share	$(0.04)	$(0.14)	$(0.21)	$(0.44)
Number of shares used in basic per common share computation	18,746,632	18,309,677	18,658,626	18,210,034
Diluted net loss per common share	$(0.04)	$(0.14)	$(0.21)	$(0.44)
Number of shares used in diluted per common share computation	18,746,632	18,309,677	18,658,626	18,210,034

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended October 31		Nine Months Ended October 31
	2015	2014	2015	2014
Net loss	$(456,661)	$(2,255,564)	$(2,886,873)	$(7,201,814)
Other comprehensive gain (loss), net of tax:
Fair value of interest rate swap liability	—	(4,153)	—	(3,436)
Reclassification adjustment for loss on settlement of interest rate swap liability realized in net loss	—	114,522	—	114,522
Other comprehensive income	—	110,369	—	111,086
Comprehensive loss	$(456,661)	$(2,145,195)	$(2,886,873)	$(7,090,728)

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended October 31
	2015	2014
Operating activities:
Net loss	$(2,886,873)	$(7,201,814)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	930,508	670,955
Amortization of capitalized software development costs	2,332,237	2,735,990
Amortization of intangible assets	1,011,690	1,051,025
Amortization of other deferred costs	142,764	172,804
Valuation adjustment for warrants liability	(1,558,466)	(2,325,824)
Share-based compensation expense	1,858,588	1,286,145
Other valuation adjustments	206,712	119,593
Loss on disposal of property and equipment	92,448	110,710
Loss on exit of operating lease	—	234,823
Gain on early extinguishment of lease liability	(33,059)	—
Provision for accounts receivable	11,488	252,803
Deferred tax benefit	(9,574)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and contract receivables	3,569,941	3,360,780
Other assets	411,665	(314,501)
Accounts payable	(1,505,462)	410,395
Accrued expenses	(63,498)	(801,074)
Deferred revenues	(557,179)	(2,124,790)
Net cash provided by (used in) operating activities	3,953,930	(2,361,980)
Investing activities:
Purchases of property and equipment	(243,283)	(1,862,855)
Capitalization of software development costs	—	(503,464)
Payment for acquisition, net of cash received	—	(6,058,225)
Net cash used in investing activities	(243,283)	(8,424,544)
Financing activities:
Principal repayments on term loan	(1,352,807)	(910,710)
Principal repayments on note payable	—	(300,000)
Principal payments on capital lease obligation	(602,394)	(165,115)
Recovery (payment) of deferred financing costs	2,111	(256,212)
Proceeds from exercise of stock options and stock purchase plan	225,579	438,425
Net cash used in financing activities	(1,727,511)	(1,193,612)
Increase (decrease) in cash and cash equivalents	1,983,136	(11,980,136)
Cash and cash equivalents at beginning of period	6,522,600	17,924,886
Cash and cash equivalents at end of period	$8,505,736	$5,944,750

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 31, 2015

NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, “our”, or the “Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the nine months ended October 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2016.

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of our long-term debt approximates fair value since the interest rates being paid on the amounts approximate the market interest rate. Long-term debt is and, prior to its termination, the interest rate swap was classified as Level 2. The initial fair value of royalty liability and warrants liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. The fair value of warrants liability as of January 31, 2015 was also determined by management with the assistance of an independent third-party valuation specialist using a binomial model. We used the Black-Scholes option pricing model to estimate the fair value of warrants liability as of October 31, 2015. The fair value of the royalty liability is determined based on the probability-weighted revenue scenarios for the Looking Glass® Clinical Analytics solution licensed from Montefiore Medical Center (discussed below). The contingent consideration for royalty liability and warrants liability are classified as Level 3.

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
Software as a Service
We use ESP to determine the value for a software-as-a-service arrangement as we cannot establish VSOE, and TPE is not a practical alternative due to differences in functionality from our competitors. Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution and include calculating the equivalent value of maintenance and support on a present value basis over the term of the initial agreement period. Typically revenue recognition commences upon client go live on the system and is recognized ratably over the contract term.

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
Term Licenses
We cannot establish VSOE fair value of the undelivered element in term license arrangements. However, as the only undelivered element is post-contract customer support, the entire fee is recognized ratably over the contract term. Typically revenue recognition commences once the client goes live on the system. Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution. The software portion of our Looking Glass® Coding & CDI products generally does not require material modification to achieve its contracted function.
Professional Services
Professional services components that are not essential to the functionality of the software, from time to time, are sold separately by us. Similar services are sold by other vendors, and clients can elect to perform similar services in-house. When professional services revenues are a separate unit of accounting, revenues are recognized as the services are performed.
Professional services components that are essential to the functionality of the software and are not considered a separate unit of accounting are recognized in revenue ratably over the life of the client, which approximates the duration of the initial contract term. We defer the associated direct costs for salaries and benefits expense for professional services contracts. These deferred costs will be amortized over the identical term as the associated revenues. As of October 31, 2015 and January 31, 2015, we had deferred costs of $610,000 and $570,000, respectively, net of accumulated amortization of $219,000 and $275,000, respectively. Amortization expense of these costs was $90,000 and $121,000 for the nine months ended October 31, 2015 and 2014, respectively.
We use VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. We typically sell professional services on an hourly-fee basis. We monitor projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.
Severances
From time to time, we enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. For the three months ended October 31, 2015 and 2014, we incurred $4,000 and $20,000 in severance expenses, respectively, and $13,000 and $596,000 for the nine months ended October 31, 2015 and 2014, respectively. At October 31, 2015 and January 31, 2015, we had accrued severances of zero and $159,000, respectively.
Equity Awards
We account for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. We incurred total compensation expense related to stock-based awards

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $575,000 and $421,000 for the three months ended October 31, 2015 and 2014, respectively, and $1,859,000 and $1,286,000 for the nine months ended October 31, 2015 and 2014, respectively.
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

In accordance with ASC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses. For the nine months ended October 31, 2015 and 2014, the unvested restricted stock awards and the Series A Convertible Preferred Stock were not deemed to be participating since there was a net loss from operations. As of October 31, 2015, there were 2,949,995 shares of preferred stock outstanding, each share is convertible into one share of our common stock. For the nine months ended October 31, 2015 and 2014, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in diluted EPS and therefore, was not included in the calculation. As of October 31, 2015 and 2014, there were 112,380 and 61,062, respectively, unvested restricted shares of common stock outstanding that were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the calculation of the basic and diluted net loss per share of common stock:

	Three Months Ended
	October 31, 2015	October 31, 2014
Net loss	$(456,661)	$(2,255,564)
Less: deemed dividends on Series A Preferred Stock	(346,339)	(269,152)
Net loss attributable to common shareholders	$(803,000)	$(2,524,716)
Weighted average shares outstanding used in basic per common share computations	18,746,632	18,309,677
Stock options and restricted stock	—	—
Number of shares used in diluted per common share computation	18,746,632	18,309,677
Basic net loss per share of common stock	$(0.04)	$(0.14)
Diluted net loss per share of common stock	$(0.04)	$(0.14)

	Nine Months Ended
	October 31, 2015	October 31, 2014
Net loss	$(2,886,873)	$(7,201,814)
Less: deemed dividends on Series A Preferred Stock	(967,014)	(751,501)
Net loss attributable to common shareholders	$(3,853,887)	$(7,953,315)
Weighted average shares outstanding used in basic per common share computations	18,658,626	18,210,034
Stock options and restricted stock	—	—
Number of shares used in diluted per common share computation	18,658,626	18,210,034
Basic net loss per share of common stock	$(0.21)	$(0.44)
Diluted net loss per share of common stock	$(0.21)	$(0.44)
Diluted net loss per share excludes the effect of 2,370,161 and 2,648,785 outstanding stock options for the nine months ended October 31, 2015 and 2014, respectively. The inclusion of these shares would be anti-dilutive. For the nine months ended October 31, 2015 and 2014, the warrants to purchase 1,400,000 shares of common stock would have an anti-dilutive effect if included in diluted net loss per share and therefore were not included in the calculation.
Recent Accounting Pronouncements
In September 2015, the FASB issued an accounting standard update relating to the accounting for business combinations. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The update will be effective for us on February 1, 2016.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — ACQUISITIONS AND STRATEGIC AGREEMENTS
On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Looking Glass® Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, Streamline paid Montefiore a one-time initial base royalty fee of $3,000,000, and we are obligated to pay on-going quarterly royalty amounts related to future sublicensing of CLG by Streamline. Additionally, Streamline has committed that Montefiore will receive at least an additional $3,000,000 of on-going royalty payments within the first six and one-half years of the license term. As of October 31, 2015 and January 31, 2015, the present value of this royalty liability was $2,549,000 and $2,386,000, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — LEASES
We rent office space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2022. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows:

	Facilities	Equipment	Fiscal Year Totals
2015 (three months remaining)	$239,000	$1,000	$240,000
2016	969,000	2,000	971,000
2017	1,007,000	—	1,007,000
2018	1,039,000	—	1,039,000
2019	967,000	—	967,000
Thereafter	1,468,000	—	1,468,000
Total	$5,689,000	$3,000	$5,692,000

Rent and leasing expense for facilities and equipment was $324,000 and $493,000 for the three months ended October 31, 2015 and 2014, respectively, and $956,000 and $1,330,000 for the nine months ended October 31, 2015 and 2014, respectively.

The Company has a capital lease to finance office equipment purchases. The balance of fixed assets acquired under these capital leases was $1,652,000 and $1,515,000 as of October 31, 2015 and January 31, 2015, respectively, and the balance of accumulated depreciation was $988,000 and $494,000 as of October 31, 2015 and January 31, 2015, respectively. The amortization expense of leased equipment is included in depreciation expense.

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
The Credit Agreement includes customary financial covenants, including the requirements that the Company maintain minimum liquidity and achieve certain minimum EBITDA levels. In addition, the credit facility prohibits the Company from

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paying dividends on the common and preferred stock. In addition to the changes to the rate margins referenced above, the April 2015 amendment to the Credit Agreement reset the financial covenants. As such, the Company is required to maintain minimum liquidity of at least (i) $5,000,000 through April 15, 2015, (ii) $6,500,000 from April 16, 2015 through and including July 30, 2015, (iii) $7,000,000 from July 31, 2015 through and including January 30, 2016, and (iv) $7,500,000 from January 31, 2016 through and including the maturity date of the credit facility.
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
As of October 31, 2015, the Company had no outstanding borrowings under the revolving line of credit, and had accrued $4,000 in unused line fees.
Outstanding principal balances on debt consisted of the following at:

	October 31, 2015	January 31, 2015
Senior term loan	$8,647,000	$10,000,000
Capital lease	899,000	1,365,000
Total	9,546,000	11,365,000
Less: Current portion	1,390,000	1,282,000
Non-current portion of debt	$8,156,000	$10,083,000

In May 2015, we used the proceeds received from the Unibased escrow fund to make a $750,000 payment of principal towards the senior term loan with Wells Fargo. In August 2015, we used the proceeds received in connection with the execution of a settlement agreement with FTI Consulting, Inc. (“FTI”) to make a $250,000 payment of principal towards the senior term loan with Wells Fargo. As a result of these prepayments, the schedule of future principal payments was revised to reduce each future principal payment on a pro rata basis.
Future principal repayments of debt consisted of the following at October 31, 2015:

	Senior Term Loan	Capital Lease (1)	Total
2015	$112,000	$229,000	$341,000
2016	674,000	618,000	1,292,000
2017	898,000	93,000	991,000
2018	898,000	—	898,000
2019	6,065,000	—	6,065,000
Total repayments	$8,647,000	$940,000	$9,587,000
 _______________

(1)	Future minimum lease payments include principal plus interest.

Note Payable
In November 2013, as part of the settlement of the earn-out consideration in connection with the Interpoint acquisition, we issued an unsecured, subordinated three-year note in the amount of $900,000 that was originally scheduled to mature on November 1, 2016 and accrued interest on the unpaid principal amount actually outstanding at a per annum rate equal to 8%. The promissory note had annual principal payments of $300,000 due on November 1, 2014, 2015 and 2016. At closing of the Credit Agreement with Wells Fargo described above, we repaid our indebtedness under this note in full using approximately  $600,000 of the proceeds provided by the term loan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock
At October 31, 2015, we had 2,949,995 shares of Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) outstanding. Each share of the Preferred Stock is convertible into one share of the Company's common stock. The Preferred Stock does not pay a dividend; however, the holders are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the 10 day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the 60 day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.
At any time following August 31, 2016, each share of Preferred Stock is redeemable at the option of the holder for an amount equal to the initial issuance price of $3.00 (adjusted to reflect stock splits, stock dividends or similar events) plus any accrued and unpaid dividends thereon. The Preferred Stock is classified as temporary equity as the securities are redeemable solely at the option of the holder.

NOTE 7 — INCOME TAXES
Income tax expense consists of federal, state and local tax provisions. For the nine months ended October 31, 2015 and 2014, we recorded federal tax benefit of $8,000 and zero, respectively. For the nine months ended October 31, 2015 and 2014, we recorded state and local tax expense of $11,000 and $2,000, respectively.

NOTE 8 — SUBSEQUENT EVENTS
We have evaluated subsequent events occurring after October 31, 2015, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements.

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
Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part II, Item 1A, and the other cautionary statements in other documents we file with the SEC, including the following:

•	competitive products and pricing;

•	product demand and market acceptance;

•	new product development;

•	key strategic alliances with vendors and channel partners that resell our products;

•	our ability to control costs;

•	availability of products produced by third party vendors;

•	the healthcare regulatory environment;

•	potential changes in legislation, regulation and government funding affecting the healthcare industry;

•	healthcare information systems budgets;

•	availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems;

•	the success of our relationships with channel partners;

•	fluctuations in operating results;

•	critical accounting policies and judgments;

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other standard-setting organization;

•	changes in economic, business and market conditions impacting the healthcare industry, the markets in which we operate and nationally; and

•	our ability to maintain compliance with the terms of our credit facilities.
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

Results of Operations
Revenues

	Three Months Ended
(in thousands):	October 31, 2015	October 31, 2014	Change	% Change
System Sales:
Proprietary software - perpetual license	$7	$105	$(98)	(93)%
Term license	320	211	109	52%
Hardware and third-party software	—	31	(31)	(100)%
Professional services	622	448	174	39%
Maintenance and support	4,034	4,062	(28)	(1)%
Software as a service	2,172	1,980	192	10%
Total Revenues	$7,155	$6,837	$318	5%

	Nine Months Ended
(in thousands):	October 31, 2015	October 31, 2014	Change	% Change
System Sales:
Proprietary software - perpetual license	$1,652	$299	$1,353	453%
Term license	899	650	249	38%
Hardware and third-party software	17	50	(33)	(66)%
Professional services	1,632	1,732	(100)	(6)%
Maintenance and support	11,316	12,412	(1,096)	(9)%
Software as a service	6,428	5,887	541	9%
Total Revenues	$21,944	$21,030	$914	4%

Proprietary software and term licenses — For the three- and nine-month periods ended October 31, 2015, proprietary software revenues decreased $98,000 and increased $1,353,000, respectively, over the prior comparable periods. The decrease over the three-month period was attributable to sales of our Looking Glass® Coding & CDI suite of solutions in the prior fiscal year. The increase over the nine-month period was attributable to a sale of our Looking Glass® Abstracting solution in the second quarter of fiscal 2015. Revenues from term licenses for the three and nine months ended October 31, 2015 increased by $109,000 and $249,000, respectively, over the prior comparable periods. These increases were primarily attributable to the successful implementation of our Looking Glass® Clinical Analytics product for a customer in the first quarter of fiscal 2015.
Hardware and third-party software — Revenues from hardware and third-party software sales for the three and nine months ended October 31, 2015 decreased by $31,000 and $33,000, respectively, over the prior comparable periods. Fluctuations from period to period are a function of client demand.
Professional services — For the three- and nine-month periods ended October 31, 2015, revenues from professional services increased $174,000 and decreased $100,000, respectively, from the prior comparable periods. The increase in the three-month period was primarily attributable to professional services rendered in connection with the implementation of a Looking Glass® Abstracting solution for a customer. The decrease in the nine-month period was primarily attributable to an increased focus on professional services components that are essential to the functionality of the software, for which revenues are deferred and recognized ratably over the term of the customer relationship. In addition, fluctuations over periods result from the nature of recognizing professional services revenues once certain milestones are met.
Maintenance and support — Revenues from maintenance and support for the three and nine months ended October 31, 2015 decreased by $28,000 and $1,096,000, respectively, from the prior comparable periods. These decreases were the result of customer cancellations and deferral of revenue based on collectibility considerations.
Software as a Service (SaaS) — Revenues from SaaS for the three and nine months ended October 31, 2015 increased by $192,000 and $541,000, respectively, from the prior comparable periods. These increases resulted from recognition of revenue that was deferred until the second and third quarters of fiscal 2015, when we reached settlements with two clients, and were partially offset by customer cancellations.

Cost of Sales

	Three Months Ended
(in thousands):	October 31, 2015	October 31, 2014	Change	% Change
Cost of systems sales	$696	$835	$(139)	(17)%
Cost of professional services	830	681	149	22%
Cost of maintenance and support	767	756	11	1%
Cost of software as a service	611	770	(159)	(21)%
Total cost of sales	$2,904	$3,042	$(138)	(5)%

	Nine Months Ended
(in thousands):	October 31, 2015	October 31, 2014	Change	% Change
Cost of systems sales	$2,117	$2,505	$(388)	(15)%
Cost of professional services	2,249	2,446	(197)	(8)%
Cost of maintenance and support	2,298	2,553	(255)	(10)%
Cost of software as a service	2,053	2,113	(60)	(3)%
Total cost of sales	$8,717	$9,617	$(900)	(9)%
The decrease in cost of sales for the three months ended October 31, 2015 from the comparable prior period is primarily the result of a reduction in amortization of capitalized software costs and in costs associated with the Cincinnati office and data center, which was closed during the first quarter of fiscal 2015. The decrease in cost of sales for the nine months ended October 31, 2015 from the comparable prior period is primarily the result of decreased personnel expense related to support and professional services, as well as the reduction in amortization of capitalized software costs.
Cost of systems sales includes amortization and impairment of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period to period depending on hardware and software configurations of the systems sold. The decreases in expense for the three- and nine-month periods were primarily a result of a reduction in capitalized software amortization.
The cost of professional services includes compensation and benefits for personnel and related expenses. The increase in expense over the three-month period is due to the expensing of previously capitalized implementation costs following a client cancellation. The decrease in expense for the nine-month period is primarily due to a reduction in utilization of independent contractors, as well as a decrease in travel expenses incurred in connection with the professional services delivery.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The decrease in expense for the nine-month period is primarily due to a reduction in support personnel costs.
The cost of software-as-a-service solutions is relatively fixed, subject to inflation for the goods and services it requires. The decrease in the three-month period was primarily related to lower depreciation expense associated with the disposal of equipment in an earlier quarter, along with lower telecommunication costs following the closing of our Cincinnati office.
Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	October 31, 2015	October 31, 2014	Change	% Change
General and administrative expenses	$1,320	$3,298	$(1,978)	(60)%
Sales and marketing expenses	1,031	932	99	11%
Total selling, general, and administrative	$2,351	$4,230	$(1,879)	(44)%

	Nine Months Ended
(in thousands):	October 31, 2015	October 31, 2014	Change	% Change
General and administrative expenses	$7,325	$9,954	$(2,629)	(26)%
Sales and marketing expenses	3,311	2,972	339	11%
Total selling, general, and administrative	$10,636	$12,926	$(2,290)	(18)%
General and administrative expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The decrease for the three months ended October 31, 2015 from the comparable prior period was primarily due to a reduction in professional services fees and in bad debt expense. The decrease for the nine months ended October 31, 2015 from the comparable prior period was primarily due to a reduction in professional services fees and in severance expense, which was higher in the prior year due to the reduction in personnel following the completion of the Unibased acquisition in February 2014.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows and similar sales and marketing expenses. The increase in sales and marketing expense is primarily due to an increase in personnel costs.
Product Research and Development

	Three Months Ended
(in thousands):	October 31, 2015	October 31, 2014	Change	% Change
Research and development expense	$2,258	$2,275	$(17)	(1)%
Plus: Capitalized research and development cost	—	152	(152)	(100)%
Total research and development cost	$2,258	$2,427	$(169)	(7)%

	Nine Months Ended
(in thousands):	October 31, 2015	October 31, 2014	Change	% Change
Research and development expense	$6,716	$6,851	$(135)	(2)%
Plus: Capitalized research and development cost	—	503	(503)	(100)%
Total research and development cost	$6,716	$7,354	$(638)	(9)%

Product research and development cost consists primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and an allocated portion of general overhead costs, including occupancy. Total research and development cost decreased for both the three- and nine-month periods ended October 31, 2015 from the prior comparable periods primarily due to a reduction in development staffing. Our development efforts shifted to solutions involving development costs that are not capitalized due to rapid release cycles. Research and development expenses for the nine months ended October 31, 2015 and 2014, as a percentage of revenues, were 31% and 33%, respectively.

Other Income (Expense)

	Three Months Ended
(in thousands):	October 31, 2015	October 31, 2014	Change	% Change
Interest expense	$(206)	$(181)	$(25)	14%
Loss on early extinguishment of debt	—	(115)	115	(100)%
Miscellaneous income	110	752	(642)	(85)%
Total other income (expenses)	$(96)	$456	$(552)	(121)%

	Nine Months Ended
(in thousands):	October 31, 2015	October 31, 2014	Change	% Change
Interest expense	$(698)	$(524)	$(174)	33%
Loss on early extinguishment of debt	—	(115)	$115	(100)%
Miscellaneous income	1,940	1,804	136	8%
Total other income	$1,242	$1,165	$77	7%

Interest expense consists of interest and commitment fees on the line of credit, interest on the term loans, interest on the 2013 note payable, and is inclusive of deferred financing cost amortization expense. Interest expense increased for the three and nine months ended October 31, 2015 over the prior comparable periods due to the higher principal outstanding and interest rate. Miscellaneous income for the three months ended October 31, 2015 and 2014 was $110,000 and $752,000, respectively. This decrease was primarily due to the warrant valuation adjustment, which is driven by the Company’s stock price, offset by a loss on the closure of our Cincinnati office. Miscellaneous income for the nine months ended October 31, 2015 and 2014 was $1,940,000 and $1,804,000, respectively. This increase in miscellaneous income was primarily due to the receipt of $750,000 in cash from the Unibased escrow in the first quarter of fiscal 2015, partially offset by the third quarter decrease discussed above.
Provision for Income Taxes
We recorded tax expense of $3,000 and zero, respectively, for the three months ended October 31, 2015 and 2014, respectively, and $3,000 and $2,000, respectively, for the nine months ended October 31, 2015 and 2014, which is comprised of estimated federal, state and local tax provisions.
Backlog

	October 31, 2015	October 31, 2014
Company proprietary software	$21,533,000	$21,103,000
Third-party hardware and software	200,000	126,000
Professional services	5,951,000	8,095,000
Maintenance and support	21,057,000	21,657,000
Software as a service	18,738,000	24,928,000
Total	$67,479,000	$75,909,000
At October 31, 2015, we had master agreements and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed which, if fully performed, would generate future revenues of $67,479,000 compared with $75,909,000 at October 31, 2014.
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
Professional services backlog consists of signed contracts for services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The decrease in professional services backlog is a result of completing projects that previously had been included in the backlog.
Maintenance and support backlog consists of maintenance agreements for licenses of our proprietary software and third-party hardware and software with clients and remarketing partners for which either an agreement has been signed or a purchase order under a master agreement has been received. We include in backlog the signed agreements through their respective renewal dates. Typical maintenance contracts are for a one-year term and are renewed annually. Clients typically prepay maintenance and support which is billed 30-60 days prior to the beginning of the maintenance period. The Company does not expect any significant client attrition over the next 12 months. Maintenance and support backlog at October 31, 2015 was

$21,057,000 as compared to $21,657,000 at October 31, 2014. The decrease in maintenance and support is due to renewals not exceeding revenue recognized during the period.
At October 31, 2015, we were a party to SaaS agreements that are expected to generate revenues of $18,738,000 through their respective renewal dates in fiscal years 2015 through 2020. Typical SaaS terms are one to seven years in length. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client, and ultimately the official go-live on the system. Therefore, it is difficult for us to accurately estimate the revenue that we will recognize in future periods from SaaS agreements.
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
Our credit agreement uses an EBITDA measurement that is similar to the Adjusted EBITDA measurement described herein to assess our operating performance. Under our credit agreement, we are required to deliver reports certifying compliance with financial covenants, certain of which are based on this EBITDA measurement that is similar to the Adjusted EBITDA measurement reviewed by our management and board of directors.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities, despite the advantages regarding the use and analysis of these measures as mentioned above. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share as disclosed in this quarterly report on Form 10-Q, have limitations as analytical tools, and you should not consider these measures in isolation, or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA, and its variations are:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the interest expense, or the cash requirements to service interest or principal payments under our credit agreement;

•	EBITDA does not reflect income tax payments that we may be required to make; and

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
The following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net earnings (loss), a comparable GAAP-based measure, as well as Adjusted EBITDA per diluted share to earnings (loss) per diluted share. All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net earnings (loss) and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended		Nine Months Ended
In thousands, except per share data	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Net loss	$(457)	$(2,256)	$(2,887)	$(7,202)
Interest expense	206	181	698	524
Income tax (benefit) expense	3	—	3	2
Depreciation	305	310	931	671
Amortization of capitalized software development costs	774	905	2,332	2,736
Amortization of intangible assets	337	346	1,012	1,051
Amortization of other costs	41	50	90	121
EBITDA	1,209	(464)	2,179	(2,097)
Share-based compensation expense	575	421	1,859	1,286
Loss on disposal of fixed assets	58	27	92	111
Loss on early extinguishment of debt	—	115	—	115
Associate severances and other costs relating to transactions or corporate restructuring	—	255	206	831
Non-cash valuation adjustments to assets and liabilities	(178)	(1,061)	(1,352)	(2,206)
Transaction related professional fees, advisory fees, and other internal direct costs	34	1	53	176
Other non-recurring operating expenses	—	428	—	1,491
Other non-recurring income	—	—	(750)	—
Adjusted EBITDA	$1,698	$(278)	$2,287	$(293)
Adjusted EBITDA margin(1)	24%	(4)%	10%	(1)%

Loss per share — diluted	$(0.04)	$(0.14)	$(0.21)	$(0.44)
Adjusted EBITDA per adjusted diluted share (2)	$0.08	$(0.02)	$0.11	$(0.02)
Diluted weighted average shares	18,746,632	18,309,677	18,658,626	18,210,034
Includable incremental shares — adjusted EBITDA(3)	2,234,344	—	2,493,843	—
Adjusted diluted shares	20,980,976	18,309,677	21,152,469	18,210,034
_______________

(1)	Adjusted EBITDA as a percentage of GAAP revenues.

(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

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
Operations are funded by cash generated by operations and borrowings under credit facilities. We believe that cash flows from operations are adequate to fund current obligations for the next twelve months. Cash and cash equivalents balances at October 31, 2015 and January 31, 2015 were $8,506,000 and $6,523,000, respectively. The increase in cash was primarily the result of client collections. As of October 31, 2015, we had $4,263,000 in accounts receivable, of which $703,000 is in deferred revenue and, therefore, is not reflected on the condensed consolidated balance sheet.
The Company has additional liquidity through the Credit Agreement described in more detail in Note 5 to our condensed consolidated financial statements included herein. The Company’s primary operating subsidiary has a $5,000,000 revolving line of credit that has not been drawn upon as of October 31, 2015. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary must comply with customary financial covenants, including the requirement that the Company maintain minimum liquidity of at least (i) $6,500,000 from April 16, 2015 through and including July 30, 2015, (ii) $7,000,000 from July 31, 2015 through and including January 30, 2016, and (iii) $7,500,000 from January 31, 2016 through and including the maturity date of the credit facility, and achieve certain minimum EBITDA levels. Pursuant to the Credit Agreement’s definition, the liquidity of the Company’s primary operating subsidiary as of October 31, 2015 was $13,506,000, which satisfies the minimum liquidity financial covenant in the Credit Agreement.
The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, measured on a quarter-end basis, of at least the required amounts in the relevant table set forth in Note 5 to our condensed consolidated financial statements included herein for the applicable period set forth therein. The required minimum EBITDA level for the period ended October 31, 2015 was $(750,000).
The Company was in compliance with the applicable loan covenants at October 31, 2015. Based upon the borrowing base formula set forth in the Credit Agreement, as of October 31, 2015, the Company was able to access $5,000,000 of the $5,000,000 revolving line of credit.
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

Significant cash obligations

(in thousands)	As of October 31, 2015	As of January 31, 2015
Term loans (1)	$8,647	$10,000
Capital leases (1)	899	1,365
Royalty liability (2)	2,549	2,386
_______________

(1)	Reference “Note 5 – Debt” in the Notes to the Condensed Consolidated Financial Statements for additional information.

(2)	Reference “Note 3 – Acquisitions and Strategic Agreements” in the Notes to the Condensed Consolidated Financial Statements for additional information.

Operating cash flow activities

(in thousands)	Nine Months Ended
	October 31, 2015	October 31, 2014
Net loss	$(2,887)	$(7,202)
Non-cash adjustments to net loss	4,985	4,309
Cash impact of changes in assets and liabilities	1,855	531
Operating cash flow	$3,953	$(2,362)

The increase in net cash provided by operating activities is primarily due to an increase in profitability and the collection of accounts receivable.
Our typical clients are well-established hospitals, medical facilities and major health information system companies that resell our solutions, which generally have had good credit and payment histories for the industry. However, some healthcare organizations have recently experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with clients often involve significant amounts and contract terms typically require clients to make progress payments. Adverse economic events, as well as uncertainty in the credit markets, may adversely affect the liquidity for some of our clients.
Investing cash flow activities

(in thousands)	Nine Months Ended
	October 31, 2015	October 31, 2014
Purchases of property and equipment	$(243)	$(1,863)
Capitalized software development costs	—	(503)
Payments for acquisitions	—	(6,059)
Investing cash flow	$(243)	$(8,425)
The decrease in cash used for investing activities in the nine months ended October 31, 2015 compared to the prior year period is primarily a result of the cash expended to acquire the Unibased business, as well as asset purchases related to the expansion of our Atlanta office and the new Atlanta data center in the prior year. In addition, our development efforts shifted to solutions involving development costs that are not capitalized due to rapid release cycles.

Financing cash flow activities

(in thousands)	Nine Months Ended
	October 31, 2015	October 31, 2014
Principal repayments on term loan	$(1,353)	$(911)
Principal repayments on note payable	—	(300)
Principal payments on capital lease obligations	(602)	(165)
Recovery (payment) of deferred financing costs	2	(256)
Proceeds from the exercise of stock options and stock purchase plans	226	438
Financing cash flow	$(1,727)	$(1,194)
The increase in cash used in financing activities in the nine months ended October 31, 2015 over the prior year period was primarily the result of an increase in repayment of principal on term loans as well as an increase in principal payments on capital lease obligations in the current year.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We had cash and cash equivalents totaling $8,506,000 as of October 31, 2015. The cash and cash equivalents are held for working capital purposes in deposit accounts. We do not enter into investments for trading or speculative purposes. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates on our deposit accounts given the historically low levels of interest being earned on short-term fixed-rate cash operating accounts.
We had outstanding borrowings on our term loan of $8,647,000 as of October 31, 2015. The term loan bears interest at LIBOR plus an applicable margin. To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly. A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loan, would have resulted in an increase of approximately $73,000 to our interest expense for the nine-month period ended October 31, 2015.

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

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. Other than the matter described below, the Company is not aware of any legal matters that could have a material adverse effect on the Company’s consolidated results of operations, financial position, or cash flows.
On February 12, 2014, the Company entered into a strategic alliance agreement with CentraMed, Inc. (“CentraMed”). On May 6, 2014, the Company signed an asset purchase agreement with CentraMed. This purchase agreement provided for the Company’s purchase of substantially all of CentraMed’s assets related to its business of providing healthcare analytics and consulting services to hospitals, physicians, and other providers. The agreement provided the Company the right to terminate the agreement in a number of circumstances, including if the Company was not satisfied, in its sole and absolute discretion, with the results of its due diligence review; the Company’s senior lender did not consent to the transactions contemplated by the agreement; or the Company’s Board did not authorize the transactions contemplated by the agreement. On January 12, 2015, the Company terminated the purchase agreement in accordance with its termination rights.
On March 9, 2015, CentraMed asserted claims against the Company for relief for breach of contract, misrepresentation, tortious interference with contracts and prospective economic relationships and bad faith in connection with the strategic alliance agreement and the asset purchase agreement. On March 24, 2015, the Company sent CentraMed a letter rejecting the aforementioned claims and denying any liability to CentraMed. As of December 9, 2015, CentraMed has not responded in writing to the Company’s letter. The Company intends to contest vigorously any action instituted against it by CentraMed. Because of the many questions of fact and law that may arise, the outcome of this matter is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this matter and, accordingly, we have not accrued any liability associated with this matter.

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
During periods of growth, our financial and human capital assets can experience significant pressures. We are currently experiencing growth in some of our lines of business, and this could continue to place a significant strain on our cash flow. This growth also adds strain to our services and support operations, sales and administrative personnel and other resources as they are requested to manage the added work load with existing resources. We believe that we must continue to focus on remote hosting services, develop new solutions, enhance existing solutions and serve the needs of our existing and prospective client base. Our ability to manage our planned growth effectively also will require us to continue to improve our operational, management and financial systems and controls, to train, motivate and manage our associates and to judiciously manage our operating expenses in anticipation of increased future revenues. Our failure to properly manage resources may limit our growth potential and adversely impact our results of operations and financial condition.

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
The U.S. healthcare system is under intense pressure to improve in many areas, including modernization, universal access and controlling skyrocketing costs of care. We believe that the principal competitive factors in our market are client recommendations and references, company reputation, system reliability, system features and functionality (including ease of use), technological advancements, client service and support, breadth and quality of the systems, the potential for enhancements and future compatible solutions, the effectiveness of marketing and sales efforts, price and the size and perceived financial stability of the vendor. In addition, we believe that the speed with which companies in our market can anticipate the evolving healthcare industry structure and identify unmet needs is an important competitive factor. If we are unable to keep pace with changing conditions and new developments, we will not be able to compete successfully in the future against existing or potential competitors.

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
Due to the rapid pace of technological change, we believe our future success is likely to depend upon continued innovation, technical expertise, marketing skills and client support and services rather than on legal protection of our property rights. However, we have in the past aggressively asserted our intellectual property rights when necessary and intend to do so in the future.

We could be subjected to claims of intellectual property infringement that could be expensive to defend.
While we do not believe that our solutions and services infringe upon the intellectual property rights of third parties, the potential for intellectual property infringement claims continually increases as the number of software patents and copyrighted and trademarked materials continues to rapidly expand. Any claim for intellectual property right infringement, even if not meritorious, could be expensive to defend. If we were held liable for infringing third party intellectual property rights, we could incur substantial damage awards, and potentially be required to cease using the technology, produce non-infringing technology or obtain a license to use such technology. Such potential liabilities or increased costs could be materially adverse to us.

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
Finally, if we finance acquisitions by issuing equity or convertible or other debt securities, our existing stockholders may be diluted, or we could face constraints related to the terms of and repayment obligations related to the incurrence of indebtedness. This could adversely affect the market price of our securities.

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
On April 15, 2015, we received a waiver from the lender for noncompliance with the minimum EBITDA covenant at January 31, 2015. Pursuant to the terms of the waiver and amendment to the Credit Agreement, from April 30, 2016 and each quarter thereafter, we must reach agreement with the lenders as to the minimum applicable amount of EBITDA we are required to achieve based on the most recent financial projections we submit to the lenders under the Credit Agreement. If we are unable to reach agreement with the lenders, or if the lenders do not approve our projections, we will be in immediate breach of the minimum EBITDA covenant. Additionally, pursuant to the terms of the waiver and amendment to the Credit Agreement, we are required to maintain additional minimum liquidity of at least (i) $5,000,000 through April 15, 2015, (ii) $6,500,000 from April 16, 2015 through and including July 30, 2015, (iii) $7,000,000 from July 31, 2015 through and including January 30, 2016, and (iv) $7,500,000 from January 31, 2016 through and including the maturity date of the credit facility. The Company was in compliance with the applicable loan covenants at October 31, 2015.
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
In August 2012, we completed a private offering of preferred stock, warrants and convertible notes to a group of investors for gross proceeds of $12 million. In November 2012, the convertible notes converted into shares of preferred stock. The preferred stock is redeemable at the option of the holders thereof anytime after August 31, 2016 if not previously converted into shares of common stock. We may not achieve the thresholds required to trigger automatic conversion of the preferred stock and, alternatively, holders may not voluntarily elect to convert the preferred stock into common stock. The election of the holders of our preferred stock to redeem the preferred stock could subject us to decreased liquidity and other negative impacts on our business, results of operations, and financial condition. For additional information regarding the terms, rights and preferences of the preferred stock and warrants, see Note 15 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and our other SEC filings.

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
As of October 31, 2015, we had 2,949,995 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 15 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and our other SEC filings.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend solely on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. The trading price of our common stock could decline and you could lose all or part of your investment.

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

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: December 10, 2015	By:	/S/ David W. Sides
David W. Sides Chief Executive Officer
DATE: December 10, 2015	By:	/S/ Nicholas A. Meeks
Nicholas A. Meeks Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1*	Amendment No. 3 to Employment Agreement dated December 4, 2015 by and between Streamline Health Solutions, Inc. and Jack W. Kennedy Jr.
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10-Q for the three-month period ended October 31, 2015 filed with the SEC on December 10, 2015, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at October 31, 2015 and January 31, 2015, (ii) Condensed Consolidated Statements of Operations for three- and nine-month periods ended October 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss for three- and nine-month periods ended October 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended October 31, 2015 and 2014, and (v) Notes to the Condensed Consolidated Financial Statements.

_______________

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.