Form 10-K
period 2016-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2016-04-20
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 000-28132

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing price as reported by The NASDAQ Stock Market, Inc. for the Registrant’s Common Stock on July 31, 2015, was $45,488,878.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 15, 2016: 19,361,549.

Documents incorporated by reference:
Portions of Streamline’s Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

PART I

ITEM 1.    Business

Company Overview
Incorporated in 1989, the Company is a leading provider of transformational data-driven solutions for healthcare organizations. The Company provides computer software-based solutions through its Looking Glass® platform. Looking Glass® captures, aggregates and translates structured and unstructured data to deliver intelligently organized, easily accessible predictive insights to its clients. Hospitals and physician groups use the knowledge generated by the Looking Glass® platform to help them reduce exposure to risk, improve clinical, financial and operational performance and improve patient care.
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
In December 2007, the Company entered into an agreement with Telus Health (formerly Emergis, Inc.), a large international telecommunications corporation based in Canada, pursuant to which Telus Health integrates the Company’s document management repository and document workflow applications into its Oacis (Open Architecture Clinical Information System) Electronic Health Record solution. Through this agreement, the Company receives revenues from Canadian hospitals that use the document management system.
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
During fiscal year 2015, no individual client accounted for 10% or more of our total revenues. Two clients represented 13% and 12%, respectively, of total accounts receivable as of January 31, 2016.
During fiscal year 2014, no individual client accounted for 10% or more of our total revenues. Two clients represented 16% and 10%, respectively, of total accounts receivable as of January 31, 2015.
For more information regarding our major clients, please see “Risks Relating to Our Business - Our sales have been concentrated in a small number of clients” in Part 1, Item 1A, Risk Factors.
Business Segments
We manage our business as one single business segment. For our total assets at January 31, 2016 and 2015 and total revenue and net loss for the fiscal years ended January 31, 2016 and 2015, see our consolidated financial statements included in Part II, Item 8 herein.

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
License fees
The Company incorporates software licensed from various vendors into its proprietary software. In addition, third-party, stand-alone software is required to operate the Company’s proprietary software. The Company licenses these software products and pays the required license fees when such software is delivered to clients. For information regarding royalty agreements, see Note 3 to our consolidated financial statements included in Part II, Item 8 herein.
Associates
As of January 31, 2016, the Company had 123 associates, with no net changes occurring during fiscal 2015. The Company utilizes independent contractors to supplement its staff, as needed. None of the Company’s associates are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good. The Company’s success depends, to a significant degree, on its management, sales and technical personnel.
For more information on contracts, backlog, acquisitions and research and development, see also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
Requests for Documents
Copies of documents filed by the Company with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports and statements, if any, can be found at the web site http://investor.streamlinehealth.net as soon as practicable after such material is electronically filed with, or furnished to, the SEC. The information contained on the Company's website is not part of, or incorporated by reference, into this annual report on Form 10-K. Copies can be downloaded free of charge from the Company's web site or directly from the SEC web site, http://www.sec.gov. Also, copies of the Company’s annual report on Form 10-K will be made available, free of charge, upon written request to the Company, attention: Corporate Secretary, 1230 Peachtree Street, NE, Suite 600, Atlanta, GA 30309.
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
Our revenues have been concentrated in a relatively small number of large clients, and we have historically derived a substantial percentage of our total revenues from a few clients. For the fiscal years ended January 31, 2016 and 2015, our five largest clients accounted for 28% and 24% of our total revenues, respectively. If one or more clients terminate all or any portion of a master agreement or delay installations or if we fail to procure additional agreements, there could be a material adverse effect on our business, financial condition and results of operations.

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
We currently compete with many other companies for the licensing of similar software solutions and related services. Several companies historically have dominated the clinical information systems software market and several of these companies have either acquired, developed or are developing their own content management, analytics and coding/clinical documentation improvement solutions as well as the resultant workflow technologies. The industry is undergoing consolidation and realignment as companies position themselves to compete more effectively. Many of these companies are larger than us and have significantly more resources to invest in their businesses. In addition, information and document management companies serving other industries may enter the market. Suppliers and companies with whom we may establish strategic alliances also may compete with us. Such companies and vendors may either individually, or by forming alliances excluding us, place bids for large agreements in competition with us. A decision on the part of any of these competitors to focus additional resources in any one of our three solutions stacks (content management, analytics and coding/clinical documentation improvement), workflow technologies or other markets addressed by us could have a material adverse effect on us.

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
Due to the rapid pace of technological change, we believe our future success is likely to depend upon continued innovation, technical expertise, marketing skills and client support and services rather than on legal protection of our intellectual property rights. However, we have in the past aggressively asserted our intellectual property rights when necessary and intend to do so in the future.

We could be subjected to claims of intellectual property infringement that could be expensive to defend.
While we do not believe that our solutions and services infringe upon the intellectual property rights of third parties, the potential for intellectual property infringement claims continually increases as the number of software patents and copyrighted and trademarked materials continues to rapidly expand. Any claim for intellectual property right infringement, even if not meritorious, could be expensive to defend. If we were held liable for infringing third party intellectual property rights, we could incur substantial damage awards, and potentially be required to cease using the technology, produce non-infringing technology or obtain a license to use such technology. Such potential liabilities or increased costs could be material to us.

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
As our operations grow and as we implement our business strategies, we expect to use both internal and external sources of capital. In addition to cash flow from normal operations, we may need additional capital in the form of debt or equity to operate and to support our growth, execute our business plans and remain competitive in our markets. We may have no or limited availability to such external capital, in which case our future prospects may be materially impaired. Furthermore, we may not be able to access external sources of capital on reasonable or favorable terms. Our business operations could be subject to both financial and operational covenants that may limit the activities we may undertake, even if we believe they would benefit our company.

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
On April 15, 2015, we received a waiver from the lender for noncompliance with the minimum EBITDA covenant at January 31, 2015. Pursuant to the terms of the waiver and amendment to the Credit Agreement, from April 30, 2016 and each quarter thereafter, we must reach agreement with the lenders as to the minimum applicable amount of EBITDA we are required to achieve based on the most recent financial projections we submit to the lenders under the Credit Agreement. If we are unable to reach agreement with the lenders, or if the lenders do not approve our projections, we will be in immediate breach of the minimum EBITDA covenant. Additionally, pursuant to the terms of the waiver and amendment to the Credit Agreement, we are required to maintain additional minimum liquidity of at least (i) $5,000,000 through April 15, 2015, (ii) $6,500,000 from April 16, 2015 through and including July 30, 2015, (iii) $7,000,000 from July 31, 2015 through and including January 30, 2016, and (iv) $7,500,000 from January 31, 2016 through and including the maturity date of the credit facility. The Company was in compliance with the applicable loan covenants at January 31, 2016.
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
In August 2012, we completed a private offering of preferred stock, warrants and convertible notes to a group of investors for gross proceeds of $12 million. In November 2012, the convertible notes converted into shares of preferred stock. The preferred stock is redeemable at the option of the holders thereof anytime after August 31, 2016 if not previously converted into shares of common stock. We may not achieve the thresholds required to trigger automatic conversion of the preferred stock, and alternatively, holders may not voluntarily elect to convert the preferred stock into common stock. The election of the holders of our preferred stock to redeem the preferred stock could subject us to decreased liquidity and other negative impacts on our business, results of operations, and financial condition. Under the terms of the Subordination and Intercreditor Agreement among the preferred stockholders, the Company and Wells Fargo, our obligation to redeem the preferred stock is subordinated to our obligations under the senior term loan. For additional information regarding the terms, rights and preferences of the preferred stock and warrants, see Note 14 to our consolidated financial statements included in Part II, Item 8 herein and our other SEC filings.

Current economic conditions in the United States and globally may have significant effects on our clients and suppliers that could result in material adverse effects on our business, operating results and stock price.
Current economic conditions in the United States and globally and the concern that the worldwide economy may enter into a prolonged stagnant period could materially adversely affect our clients' access to capital or willingness to spend capital on our solutions and services or their levels of cash liquidity with which to pay for solutions that they will order or have already ordered from us. Continued challenging economic conditions also would likely negatively impact our business, which could result in: (1) reduced demand for our solutions and services; (2) increased price competition for our solutions and services; (3) increased risk of collectability of cash from our clients; (4) increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; (5) reduced revenues; and (6) higher operating costs as a percentage of revenues.
All of the foregoing potential consequences of the current economic conditions are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of future results. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect the market price of our common stock and other securities.

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

Our operations are subject to foreign currency exchange rate risk.
In connection with our expansion into foreign markets, which primarily consists of Canada, we sometimes receive payment in currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect our net sales and gross margins from our non-U.S. dollar-denominated revenue, as expressed in U.S. dollars. There is also a risk that we will have to adjust the pricing of solutions denominated in foreign currencies when there has been significant volatility in foreign currency exchange rates.

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
The trading market for our common stock may rely in part on the research and reports that equity research analysts publish about our business and us. We do not control the opinions of these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about our business or us. Furthermore, if no equity research analysts conduct research or publish reports about our business and us, the market price of our common stock could decline.

All of our debt obligations, our existing preferred stock and any preferred stock that we may issue in the future will have priority over our common stock with respect to payment in the event of a bankruptcy, liquidation, dissolution or winding up.

In any bankruptcy, liquidation, dissolution or winding up of the Company, our shares of common stock would rank in right of payment or distribution below all debt claims against us and all of our outstanding shares of preferred stock, if any. As a result, holders of our shares of common stock will not be entitled to receive any payment or other distribution of assets in the event of a bankruptcy or upon a liquidation or dissolution until after all of our obligations to our debt holders and holders of preferred stock have been satisfied. Accordingly, holders of our common stock may lose their entire investment in the event of a bankruptcy, liquidation, dissolution or winding up of our company. Similarly, holders of our preferred stock would rank junior to our debt holders and creditors in the event of a bankruptcy, liquidation, dissolution or winding up of the Company.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.
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
Our Board of Directors is authorized to issue classes or series of preferred stock without any action on the part of the stockholders. The Board of Directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including rights and preferences over the shares of common stock with respect to dividends or upon our dissolution, winding-up and liquidation and other terms. If we issue preferred stock in the future that has a preference over the shares of our common stock with respect to the payment of dividends or upon our dissolution, winding up and liquidation, or if we issue preferred stock with voting rights that dilute the voting power of the shares of our common stock, the rights of the holders of shares of our common stock or the market price of our common stock could be adversely affected.
As of January 31, 2016, we had 2,949,995 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 14 to our consolidated financial statements included in Part II, Item 8 herein and our other SEC filings.

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
The issuance of shares of our common stock or securities convertible into our common stock in an offering from time to time could have the effect of depressing the market price for shares of our common stock. In addition, because our common stock is thinly traded, resales of shares of our common stock by our largest stockholders or insiders could have the effect of depressing market prices for our common stock.

Note Regarding Risk Factors
The risk factors presented above are all of the ones that we currently consider material. However, they are not the only ones facing our company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the market price of our common stock or other securities could decline and you could lose all or part of your investment. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
The Company’s principal offices are located at 1230 Peachtree Street, NE, Suite 600, Atlanta, GA 30309. The Company leases all of its properties. For fiscal 2015, the aggregate rental expense for the Company's leased properties was $1,220,000. The following table provides information regarding each property currently leased by the Company.

Location	Area (Sq. Feet)	Principal Business Function	End of Term	Renewal Option
Atlanta, GA	24,335	Corporate Office	November 30, 2022	None
New York, NY	10,350	Satellite Office	November 29, 2019	None

The Company believes that its facilities are adequate for its current needs and that suitable alternative space is available to accommodate expansion of the Company’s operations.

ITEM 3.    Legal Proceedings
We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. Other than the matter described under Note 13 to our consolidated financial statements included in Part II, Item 8 herein, we are not aware of any legal matters that could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
The Company’s common stock trades on The NASDAQ Stock Market (“NASDAQ”) under the symbol STRM. The table below sets forth the high and low sales prices for the Company’s common stock for each of the quarters in fiscal years 2015 and 2014, as reported by NASDAQ. The closing price of the Company’s common stock on April 15, 2016 was $1.42 per share as reported by NASDAQ.

Fiscal Year 2015	High	Low
4th Quarter (November 1, 2015 through January 31, 2016)	$2.28	$1.12
3rd Quarter (August 1, 2015 through October 31, 2015)	3.50	1.91
2nd Quarter (May 1, 2015 through July 31, 2015)	2.98	1.02
1st Quarter (February 1, 2015 through April 30, 2015)	4.25	2.08

Fiscal Year 2014	High	Low
4th Quarter (November 1, 2014 through January 31, 2015)	$4.38	$3.25
3rd Quarter (August 1, 2014 through October 31, 2014)	5.01	3.22
2nd Quarter (May 1, 2014 through July 31, 2014)	5.77	4.17
1st Quarter (February 1, 2014 through April 30, 2014)	6.75	4.70

According to the stock transfer agent’s records, the Company had 217 stockholders of record as of April 15, 2016. Because brokers and other institutions on behalf of stockholders hold many of such shares, the Company is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. The Company estimates that it has approximately 3,200 stockholders, based on information provided by the Company’s stock transfer agent from its search of individual participants in security position listings.
The Company has not paid any cash dividends on its common stock since its inception and dividend payments are prohibited or restricted under financing agreements. For more information on the restrictions on dividends, see also “Liquidity and Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 6 to our consolidated financial statements included in Part II, Item 8 herein.
During the three months ended January 31, 2016, we did not repurchase any shares of the Company’s common stock.

ITEM 6.    Selected Financial Data
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

In fiscal 2015, management focused internally on a number of key areas that we believe will have a positive effect on our future performance, and externally on broadening our reach to the market. Some of these initiatives were communicated in the Company’s three primary objectives for fiscal 2015 which were: grow sales, both inside and outside our existing client base; complete the links between our solutions in the Looking Glass® platform; and improve our professional services. Some, such as reduce operating costs, generate incremental cash flow, reduce our level of bank debt and change audit firms were not communicated as explicitly but were important areas of achievement for our Company nonetheless.
As our industry continues to move from “volume to value”, wherein compensation models change to reward healthcare providers for improving the health of their patients (“value”) at a set price as opposed to paying for a plethora of tests and procedures (“volume”) our position as a leading provider of enterprise solutions for revenue cycle optimization is perfectly matched to the market. This value statement can be summed up in our new tag line: Quality is the new revenue™.
All of our Looking Glass solutions are designed to help our clients optimize revenue in a time when healthcare providers are experiencing substantial pressure on both revenue and margins. In 2014, 16 hospitals in the United States filed for bankruptcy. In 2015, at least 10 more hospitals filed Chapter 11. The reasons stated for the financial failures are usually increased costs to deliver medical care and smaller health networks. (Source: Value Healthcare Services, 2016).
The Looking Glass® platform suite of solutions, from Patient Engagement to Patient Care, HIM, CDI and Coding and Financial Management workflows delivers data-driven insights to help healthcare providers optimize revenue cycle management. Our integrated solutions and analytics enable providers to improve quality in the new value-based world.
Our clients have shifted their focus to the front-end of patient engagement to be more proactive in managing their patient population. They want to lower their patient financial services expenses and to improve financial clearance and point of sale collection execution before a patient receives care.  Our Patient Engagement solutions enable us to deepen our front-end patient access offerings that are critically important to the process of assisting our clients in managing the risk inherent in their Accountable Care Organization relationships.
With the transition to ICD-10 coding last October, and the expansion by nearly tenfold the number of codes available for billing purposes, our HIM, Coding and Clinical Documentation Improvement (CDI) solutions become more important to help healthcare providers protect, and optimize revenue. These solutions also provide the mechanism to code quality indicators.
Our Clinical Analytics solution visualizes for clients their performance against those quality measures and provides drill down capabilities to analyze the root cause of quality variation. Clients can also use Looking Glass® Clinical Analytics to predictively model the population level impacts of a change in clinical practice.
Our Looking Glass® Financial Management solutions for revenue cycle management, including business analytics, accounts receivable, denials and audit management workflows, help clients better manage their collections and cash flow.
The healthcare industry continues to face sweeping changes and new standards of care that are putting greater pressure on healthcare providers to be more efficient in every aspect of their operations. These changes represent ongoing opportunities for our Company to work with our current clients and partner with various resellers to provide information technology solutions to help them meet these new requirements.

Results of Operations

Statements of Operations for the fiscal years ended January 31 (in thousands):

	2016	2015	$ Change	% Change
System sales	$2,946	$1,215	$1,731	142%
Professional services	2,212	2,580	(368)	(14)%
Maintenance and support	15,145	16,157	(1,012)	(6)%
Software as a service	8,011	7,673	338	4%
Total revenues	28,314	27,625	689	2%
Cost of sales	11,401	13,004	(1,603)	(12)%
Selling, general and administrative	13,443	16,226	(2,783)	(17)%
Product research and development	9,093	9,756	(663)	(7)%
Impairment of intangible assets	—	1,952	(1,952)	(100)%
Total operating expenses	33,937	40,938	(7,001)	(17)%
Operating loss	(5,623)	(13,313)	7,690	(58)%
Other income (expense), net	1,340	415	925	223%
Income tax benefit	(8)	887	(895)	(101)%
Net loss	$(4,290)	$(12,011)	$7,721	(64)%
Adjusted EBITDA(1)	$2,761	$(987)	$3,748	380%
_______________

(1)
Non-GAAP measure meaning net earnings (loss) before net interest expense, tax expense (benefit), depreciation, amortization, stock-based compensation expense, transactional and other expenses that do not relate to our core operations. See “Use of Non-GAAP Financial Measures” below for additional information and reconciliation.

The following table sets forth, for each fiscal year indicated, certain operating data as percentages of total revenues:
Statements of Operations(1)

	Fiscal Year
	2015	2014
System sales	10.4%	4.4%
Professional services	7.8	9.3
Maintenance and support	53.5	58.5
Software as a service	28.3	27.8
Total revenues	100.0%	100.0%
Cost of sales	40.3	47.1
Selling, general and administrative	47.5	58.7
Product research and development	32.1	35.3
Impairment of intangible assets	—	7.1
Total operating expenses	119.9	148.2
Operating loss	(19.9)	(48.2)
Other income (expense), net	4.7	1.5
Income tax benefit	—	3.2
Net loss	(15.2)%	(43.5)%
Cost of Sales to Revenues ratio, by revenue stream:
Systems sales	94.3%	291.1%
Services, maintenance and support	35.6%	34.9%
Software as a service	30.5%	38.1%
_______________

(1)
Because a significant percentage of the operating costs are incurred at levels that are not necessarily correlated with revenue levels, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past results nor are they necessarily indicative of the future results of the Company in the near or long-term. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

Comparison of fiscal year 2015 with 2014
Revenues

	Fiscal Year		2015 to 2014 Change
(in thousands):	2015	2014	$	%
System Sales:
Proprietary software	$2,927	$1,164	$1,763	151%
Hardware and third-party software	19	51	(32)	(63)%
Professional services	2,212	2,580	(368)	(14)%
Maintenance and support	15,145	16,157	(1,012)	(6)%
Software as a service	8,011	7,673	338	4%
Total Revenues	$28,314	$27,625	$689	2%

Proprietary software — Proprietary software includes revenue from perpetual and term software license sales. Proprietary software revenues recognized in fiscal 2015 were $2,927,000, as compared to $1,164,000 in fiscal 2014. The increased fiscal 2015 revenues as compared to 2014 revenues is primarily attributable to $1,600,000 in Coding and CDI perpetual license fees recognized for one sale during fiscal 2015.
.

Hardware and third-party software — Revenues from hardware and third-party software sales in fiscal 2015 were $19,000, as compared to $51,000 in fiscal 2014. Fluctuations from year to year are a function of client demand.
Professional services — Revenues from professional services in fiscal 2015 were $2,212,000, as compared to $2,580,000 in fiscal 2014. The decrease was primarily attributable to an increased focus on professional services components that are essential to the functionality of the software, for which revenues are deferred and recognized ratably over the term of the customer relationship. In addition, fluctuations over periods result from the nature of recognizing professional services revenues once certain milestones are met.
Maintenance and support — Revenues from maintenance and support in fiscal 2015 were $15,145,000, as compared to $16,157,000 in fiscal 2014. The decrease in maintenance and support in fiscal 2015 resulted primarily from customer cancellations and deferral of revenue based on collectibility considerations.
Software as a service (SaaS) — Revenues from SaaS in fiscal 2015 were $8,011,000, as compared to $7,673,000 in fiscal 2014. The year-to-year increase was attributable to go-lives that occurred during the 2015 fiscal year, which initiated revenue recognition.
Revenues from remarketing partners — Total revenue from GE Healthcare was $412,000 in fiscal 2015, up from $335,000 in fiscal 2014. The Company’s remarketing agreement with GE Healthcare remains in effect, however, the Company has not obtained any net new clients from the relationship since fiscal 2010.
Cost of Sales

	Fiscal Year		2015 to 2014 Change
(in thousands):	2015	2014	$	%
Cost of system sales	$2,778	$3,536	$(758)	(21)%
Cost of professional services	3,144	3,459	(315)	(9)%
Cost of maintenance and support	3,037	3,088	(51)	(2)%
Cost of software as a service	2,442	2,920	(478)	(16)%
Total cost of sales	$11,401	$13,003	$(1,602)	(12)%
Cost of system sales includes amortization and impairment of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of system sales, as a percentage of system sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The decrease in expense in fiscal 2015 was primarily due to a reduction in software amortization expense. We incurred $2,748,000 and $3,352,000 in overall software amortization expense in fiscal 2015 and 2014, respectively.
The cost of professional services includes compensation and benefits for personnel, and related expenses. The decrease from fiscal 2014 to 2015 was primarily due to the reduction in independent contractors and personnel expenses, as well as the increase in professional services components that are essential to the functionality of the software, for which direct costs are deferred and recognized ratably over the associated revenue recognition term.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The decrease from fiscal 2014 to 2015 was primarily due to the reduction in support personnel.
The cost of SaaS is relatively fixed but subject to some fluctuation for the goods and services it requires. The decrease was primarily related to reduced personnel and rent expense due to the closure of our Cincinnati, OH office.
Selling, General and Administrative Expense

	Fiscal Year		2015 to 2014 Change
(in thousands):	2015	2014	$	%
General and administrative expenses	$9,011	$11,799	$(2,788)	(24)%
Sales and marketing expenses	4,432	4,283	149	3%
Total selling, general, and administrative	$13,443	$16,082	$(2,639)	(16)%
General and administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The decrease in expense in fiscal 2015 was primarily due to decreased bad debt expense and professional fees.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales and marketing staff, as well as advertising and marketing expenses, including trade shows and similar sales and marketing expenses. The increase in sales and marketing expense in fiscal 2015 over 2014 reflects an increase in total compensation for sales staff.
Product Research and Development

	Fiscal Year		2015 to 2014 Change
(in thousands):	2015	2014	$	%
Research and development expense	$9,093	$9,756	$(663)	(7)%
Capitalized software development cost	—	620	(620)	(100)%
Total research and development cost	$9,093	$10,376	$(1,283)	(12)%
Product research and development expenses consist primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and an allocated portion of general overhead costs, including occupancy. The decrease in total research and development cost from fiscal 2014 to 2015 was primarily due to a reduction in development staffing. Our development efforts shifted to solutions involving development costs that are not capitalized due to rapid release cycles. Research and development expenses in fiscal 2015 and 2014, as a percentage of revenues, were 32% and 35%, respectively.
Impairment of intangible assets

	Fiscal Year		2015 to 2014 Change
(in thousands):	2015	2014	$	%
Impairment of intangible assets	$—	$1,952	$(1,952)	(100)%
Management determined in fiscal 2014 that the concerted effort to rebrand the Company’s solutions under a single, harmonized Looking Glass® marketing platform moving forward, eroded, in total, the value of the Meta Trade name. As a result, we recorded a $1,952,000 loss on impairment of intangible asset in fiscal 2014.
Other Income (Expense)

	Fiscal Year		2015 to 2014 Change
(in thousands):	2015	2014	$	%
Interest expense	$(884)	$(749)	$(135)	18%
Loss on early extinguishment of debt	—	(430)	430	(100)%
Miscellaneous income	2,224	1,592	632	40%
Total other income	$1,340	$413	$927	224%
Interest expense consists of interest and commitment fees on the line of credit, interest on the term loans, and interest on the 2013 note payable, and is inclusive of deferred financing cost and debt discount amortization. Amortization of deferred financing cost and debt discount were $71,000 in both fiscal 2015 and 2014. Interest expense was higher in fiscal 2015 primarily as a result of higher principal outstanding and interest rate.
In fiscal 2014, we recorded a $115,000 loss related to the termination of the interest rate swap contract prior to its maturity and a $315,000 loss related to the repayment of the senior term loan to Fifth Third Bank upon entering into a new credit agreement with Wells Fargo Bank in November 2014.
The increase in miscellaneous income from 2014 to 2015 was primarily due to the receipt of $750,000 in cash from the Unibased escrow disbursement, partially offset by the royalty valuation adjustment. In fiscal 2015 and 2014, valuation adjustments to our warrants liability included in miscellaneous income totaled $1,629,000 and $2,283,000, respectively. In fiscal 2014, the income from valuation adjustment of warrants liability was partially offset by a $181,000 loss on disposals of fixed assets, a $235,000 loss related to vacating our Cincinnati office, and a $129,000 loss related to valuation adjustments to our royalty liability.

Provision for Income Taxes
We recorded tax expense of $8,000 and tax benefit of $887,000 in fiscal 2015 and 2014, respectively. Please refer to Note 8 - “Income Taxes” to our consolidated financial statements included in Part II, Item 8 herein for details on current and deferred tax (expense) benefit for federal and state income taxes.
Backlog

	2015	2014
Company proprietary software	$21,586,000	$20,888,000
Third-party hardware and software	200,000	244,000
Professional services	5,803,000	7,485,000
Maintenance and support	23,292,000	21,304,000
Software as a service	16,264,000	22,574,000
Total	$67,145,000	$72,495,000
At January 31, 2016, the Company had master agreements and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed, which if fully performed, would generate future revenues of $67,145,000 compared with $72,495,000 at January 31, 2015.
The Company’s proprietary software backlog consists of signed agreements to purchase either perpetual software licenses or term licenses. Typically, perpetual licenses included in backlog are either not yet generally available or the software is generally available and the client has not taken possession of the software. Term licenses included in backlog consist of signed agreements where the client has already taken possession, but the payment for the software is bundled with maintenance and support fees over the life of the contract. The increase in backlog is due to renewals exceeding the amount recognized out of the prior period backlog.
Third-party hardware and software consists of signed agreements to purchase third-party hardware or third-party software licenses that have not been delivered to the client. These are products that the Company resells as components of the solution a client purchases and are expected to be delivered in the next twelve months as implementations commence.
Professional services backlog consists of signed contracts for services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The decrease in professional services backlog is a result of revenue recognition exceeding bookings.
Maintenance and support backlog consists of maintenance agreements for licenses of the Company’s proprietary software and third-party hardware and software with clients and remarketing partners for which either an agreement has been signed or a purchase order under a master agreement has been received. The Company includes in backlog the signed agreements through their respective renewal dates. Typical maintenance contracts are for a one-year term and are renewed annually. Clients typically prepay maintenance and support that is billed 30-60 days prior to the beginning of the maintenance period. The Company does not expect any significant client attrition over the next 12 months. Maintenance and support backlog at January 31, 2016 was $23,292,000, as compared to $21,304,000 at January 31, 2015. The increase in maintenance and support is due to renewals exceeding revenue recognized during the period. The Company expects to recognize $12,430,000 out of January 31, 2016 backlog in fiscal 2016.
At January 31, 2016, the Company had entered into SaaS agreements that are expected to generate revenues of $16,264,000 through their respective renewal dates in fiscal years 2016 through 2021. The Company expects to recognize $7,223,000 out of January 31, 2016 SaaS backlog in fiscal 2016. Typical SaaS terms are one to seven years in length. SaaS backlog and terms are as follows:

(in thousands):	SaaS Backlog at January 31, 2016	Average Remaining Months in Term
7-year term	$1,010	32
6-year term	459	30
5-year term	9,943	22
4-year term	210	21
3-year term	4,269	18
Less than 3-year term	373	12
Total SaaS backlog	$16,264
The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client and ultimately the official go-live on the system. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period.
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
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share
We define: (i) EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation, amortization, stock-based compensation expense, transaction expenses and other expenses that do not relate to our core operations; (iii) Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of GAAP net revenue; and (iv) Adjusted EBITDA per diluted share as Adjusted EBITDA divided by adjusted diluted shares outstanding. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the board and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure (primarily interest charges), asset base (primarily depreciation and amortization), items outside the control of the management team (taxes), and expenses that do not relate to our core operations including: transaction-related expenses (such as professional and advisory services), corporate restructuring expenses (such as severances), and other operating costs that are expected to be non-recurring. Adjusted EBITDA removes the impact of share-based compensation expense, which is another non-cash item. Adjusted EBITDA per diluted share includes incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position.
The board of directors and management also use these measures as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and (ii) as a performance evaluation metric in determining achievement of certain executive and associate incentive compensation programs.

Our lender uses a measurement that is similar to the Adjusted EBITDA measurement described herein to assess our operating performance. The lender under our credit agreement requires delivery of compliance reports certifying compliance with financial covenants, certain of which are based on this measurement that is similar to the Adjusted EBITDA measurement reviewed by our management and board of directors.
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

Adjusted EBITDA has all the inherent limitations of EBITDA. To properly and prudently evaluate our business, the Company encourages readers to review the GAAP financial statements included elsewhere in this annual report on Form 10-K, and not rely on any single financial measure to evaluate our business. We also strongly urge readers to review the reconciliation of these non-GAAP financial measures to the most comparable GAAP measure in this section, along with the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.
The following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net loss, a comparable GAAP-based measure, as well as Adjusted EBITDA per diluted share to loss per diluted share. All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

The following table reconciles EBITDA and Adjusted EBITDA to net loss, and Adjusted EBITDA per diluted share to loss per diluted share for the fiscal years ended January 31, 2016 and 2015 (amounts in thousands, except per share data):

	Fiscal Year
Adjusted EBITDA Reconciliation	2015	2014
Net loss	$(4,290)	$(12,011)
Interest expense	884	749
Tax expense (benefit)	8	(887)
Depreciation	1,245	1,005
Amortization of capitalized software development costs (1)	3,073	3,678
Amortization of intangible assets	1,345	1,396
Amortization of other costs	136	166
EBITDA	2,402	(5,904)
Stock-based compensation expense	2,386	1,934
Loss on impairment of intangible assets	—	1,952
Loss on early extinguishment of debt	—	430
Loss on disposal of fixed assets	92	181
Non-cash valuation adjustments to assets and liabilities (2)	(1,669)	(2,154)
Transaction related professional fees, advisory fees, and other internal direct costs	93	182
Associate severances and other costs relating to transactions or corporate restructuring	206	901
Other non-recurring operating expenses (income) (3)	(750)	1,491
Adjusted EBITDA	$2,761	$(987)
Adjusted EBITDA Margin (4)	10%	(4)%

Adjusted EBITDA per diluted share	2015	2014
Loss per share — diluted	$(0.30)	$(0.71)
Adjusted EBITDA per adjusted diluted share (5)	$0.15	$(0.05)
Diluted weighted average shares	18,689,854	18,261,800
Includable incremental shares — adjusted EBITDA (6)	—	—
Adjusted diluted shares	18,689,854	18,261,800
_______________

(1)
Fiscal 2015 includes $1,615,000 relating to internally developed legacy software, $326,000 relating to acquired internally developed software from Interpoint, $729,000 relating to internally developed software acquired from Meta, and $403,000 relating to internally developed software acquired from Unibased. Fiscal 2014 includes $2,220,000 relating to internally developed legacy software, $326,000 relating to acquired internally developed software from Interpoint, $729,000 relating to internally developed software acquired from Meta, and $403,000 relating to internally developed software acquired from Unibased.

(2)	Fiscal 2015 and 2014 include valuation adjustments for warrants liability of $(1,629,000) and $(2,283,000), respectively.

(3)	Decrease in fiscal 2015 is due to receipt from disbursement of Unibased escrow account. Increase in fiscal 2014 is primarily due to professional services fees that are deemed non-recurring.

(4)	Adjusted EBITDA as a percentage of GAAP net revenues.

(5)	Adjusted EBITDA per adjusted diluted share for the Company's common stock is computed using the more dilutive of the two-class method or the if-converted method.

(6)
The number of incremental shares that would be dilutive under profit assumption, only applicable under a GAAP net loss. If GAAP profit is earned in the current period, no additional incremental shares are assumed.

Application of Critical Accounting Policies
The following is a summary of the Company’s most critical accounting policies. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8 herein for a complete discussion of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

Revenue Recognition
The Company recognizes revenue for perpetual and term licenses in accordance with ASC 985-605, Software-Revenue Recognition and ASC 605-25 Revenue Recognition — Multiple-element arrangements. The Company commences revenue recognition when the following criteria all have been met:

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
Multiple Element Arrangements
We record revenue for non-software related products and services pursuant to Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). The Company follows this accounting guidance for revenue recognition of multiple deliverable revenue arrangements (meaning the delivery or performance of multiple products, services and/or rights to use assets) to determine whether such arrangements contain more than one unit of accounting. To qualify as a separate unit of accounting, the delivered item must have value to the client on a stand-alone basis (meaning the item can be sold separately by any vendor or the client could resell the item on a stand-alone basis). Additionally, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items must be considered probable and substantially in the control of the vendor.
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
Capitalized Software Development Costs
Software development costs are accounted for in accordance with either ASC 985-20 Software — Costs of Software to be Sold, Leased or Marketed, or ASC 350-40 Internal-Use Software. Costs associated with the planning and designing phase of software development are classified as research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and quality assurance, are capitalized until available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is over the estimated economic life of the software. Amortization for our legacy software systems is provided on a solution-by-solution basis over the estimated economic life of the software, using the straight-line method. Amortization commences when a solution is available for general release to clients. Acquired internally developed software from acquisitions is amortized using the straight-line method. Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination. The Company reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization.
Goodwill and Intangible Assets

Goodwill and other intangible assets were recognized in conjunction with the Interpoint, Meta, Clinical Looking Glass, and Unibased acquisitions. Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of internally-developed software, client relationships, supplier agreements, non-compete agreements, customer contracts, and license agreements. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to 15 years, using the straight-line and undiscounted expected future cash flows methods. The indefinite-lived intangible asset related to the Meta trade name, which was not amortized, but tested for impairment on at least an annual basis. In fiscal 2014, the Meta trade name was deemed impaired and its corresponding balance was fully written off (see Note 7 - Goodwill and Intangible Assets to our consolidated financial statements included in Part II, Item 8 herein).

We assess the useful lives and possible impairment of existing recognized goodwill on at least an annual basis, and goodwill and intangible assets when an event occurs that may trigger such a review. Factors considered important which could trigger a review include:

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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credit and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. We establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. See Note 8 to our consolidated financial statements included in Part II, Item 8 herein for further details.
Common Stock Warrants
As of January 31, 2015, the fair value of the common stock warrants was computed using Monte-Carlo simulations. The estimated fair value of the warrant liabilities as of January 31, 2016 was computed using the Black-Scholes option pricing model. Both valuations were based on assumptions regarding annual volatility, risk-free rate, dividend yield and expected life. The models also include assumptions to account for anti-dilutive provisions within the warrant agreement (see
Note 2 - Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8 herein).
Contractual Obligations

We have various contractual obligations and commitments to make future payments including debt agreements and operating lease obligations.

The following table summarizes our significant contractual obligations and commitments as of January 31, 2016. Except as set forth in the following table, we do not have any material long-term purchase obligations or other long-term liabilities that are reflected on our consolidated balance sheet as of January 31, 2016:

	Payments Due by Period
(in thousands)	Less than 1 year	1-3 Years	3-5 Years	More than 5 years	Total
Long-term debt obligations	$674	$1,797	$6,064	$—	$8,535
Interest expense on long-term debt	550	933	308	—	1,791
Capital lease obligations (1)	618	93	—	—	711
Operating lease obligations	971	2,046	1,471	964	5,452
Total contractual obligations	$2,813	$4,869	$7,843	$964	$16,489
 _______________

(1)	Future minimum lease payments include principal plus interest.

The estimated interest expense payments on long-term debt reflected in the table above were based on both the amount outstanding and the respective interest rates in effect as of January 31, 2016. Interest expense on the senior term loan was computed based on an interest rate of 6.58%.

Liquidity and Capital Resources

The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt, and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded with cash generated by operations and borrowings under credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash and cash equivalent balances at January 31, 2016 and 2015 were $9,882,000 and $6,523,000, respectively. Continued expansion may require the Company to take on additional debt, or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.
The Company has additional liquidity through the Credit Agreement described in more detail in Note 6 to our consolidated financial statements included in Part II, Item 8 herein. The Company’s primary operating subsidiary has a $5,000,000 revolving line of credit that has not been drawn upon as of the date of this report. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary must comply with customary financial covenants, including the requirement that the Company maintain minimum liquidity of at least $7,500,000. Pursuant to the Credit Agreement’s definition, the liquidity of the Company’s primary operating subsidiary as of January 31, 2016 was $14,882,000, which satisfies the minimum liquidity financial covenant in the Credit Agreement.
The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, calculated pursuant to the Credit Agreement and measured on a quarter-end basis, of at least the required amounts in the table set forth in Note 6 to our consolidated financial statements included in Part II, Item 8 herein for the applicable period set forth therein. The required minimum EBITDA level for the period ended January 31, 2016 was $500,000. The Company’s actual EBITDA for this period was approximately $2,761,000.
Based upon the borrowing base formula set forth in the Credit Agreement, as of January 31, 2016, the Company had access to the full amount of the $5,000,000 revolving line of credit.
The Credit Agreement expressly permits transactions between affiliates that are parties to the Credit Agreement, which includes the Company and its primary operating subsidiary, including loans made between such affiliate loan parties. However, the Credit Agreement prohibits the Company and its subsidiary from declaring or paying any dividend or making any other payment or distribution, directly or indirectly, on account of equity interests issued by the Company if such equity interests: (a) mature or are mandatorily redeemable pursuant to a sinking fund obligation or otherwise (except as a result of a change of control or asset sale so long as any rights of the holders thereof upon the occurrence of a change of control or asset sale event shall be subject to the prior repayment in full of the loans and all other obligations that are accrued and payable upon the termination of the Credit Agreement), (b) are redeemable at the option of the holder thereof, in whole or in part, (c) provide for the scheduled payments of dividends in cash, or (d) are or become convertible into or exchangeable for indebtedness or any other equity interests that would constitute disqualified equity interests pursuant to clauses (a) through (c) hereof, in each case, prior to the date that is 180 days after the maturity date of the Credit Agreement.
Significant cash obligations

(in thousands)	Fiscal Year
	2015	2014
Term loans	$8,535	$10,000
Capital lease	686	1,365
Royalty liability	2,292	2,386
Please reference Note 3 — Acquisitions and Note 6 — Debt to our consolidated financial statements included in Part II, Item 8 for additional information.
Operating cash flow activities

(in thousands)	Fiscal Year
	2015	2014
Net loss	$(4,290)	$(12,011)
Non-cash adjustments to net loss	6,763	8,499
Cash impact of changes in assets and liabilities	3,408	500
Annual operating cash flow	$5,881	$(3,012)

The increase in net cash provided by operating activities in fiscal 2015 is primarily due to a reduction in loss, aided by the Company’s effort to decrease expenses, and the collection of accounts receivable, due to the Company’s efforts to resolve issues that were delaying payments.
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
Investing cash flow activities

(in thousands)	Fiscal Year
	2015	2014
Purchases of property and equipment	$(518)	$(2,125)
Capitalized software development costs	—	(620)
Payment for acquisitions, net of cash acquired	—	(6,058)
Annual investing cash flow	$(518)	$(8,803)
The decrease in cash used for investing activities is primarily a result of the cash expended to acquire the Unibased business, as well as asset purchases related to the expansion of our Atlanta office and the new Atlanta data center in the prior year. In addition, our development efforts shifted to solutions involving development costs that are not capitalized due to rapid release cycles.
The Company estimates that to replicate its existing internally-developed software would cost significantly more than the stated net book value of $6,124,000, including acquired internally developed software of Interpoint, Meta, and Unibased, at January 31, 2016. Many of the programs related to capitalized software development continue to have significant value to our current solutions and those under development, as the concepts, ideas, and software code are readily transferable and are incorporated into new solutions.
Financing cash flow activities

(in thousands)	Fiscal Year
	2015	2014
Proceeds from term loans	$—	$10,000
Principal repayments on term loans	(1,465)	(8,298)
Principal repayments on note payable	—	(900)
Payment of deferred financing costs	2	(573)
Other	(540)	184
Annual financing cash flow	$(2,003)	$413
The increase in cash used in financing activities in fiscal 2015 over the prior year was primarily the result of net proceeds from term loans in fiscal 2014 with the closing of the Credit Agreement with Wells Fargo, as well as an increase in principal payments on capital lease obligations in the current year.

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
Interest rate risk. We had outstanding borrowings on our term loan of $8,535,000 as of January 31, 2016. The term loan bears interest at LIBOR plus an applicable margin. To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly. A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loan, would have resulted in an approximate $73,000 increase to our interest expense for the entire fiscal year ended January 31, 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Streamline Health Solutions, Inc.
We have audited the accompanying consolidated balance sheet of Streamline Health Solutions, Inc. and subsidiary as of January 31, 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule of the Company listed in Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streamline Health Solutions, Inc. and subsidiary as of January 31, 2016 and the results of their operations and their cash flows for the year ended January 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ RSM US LLP

Atlanta, Georgia
April 20, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Streamline Health Solutions, Inc:
We have audited the accompanying consolidated balance sheet of Streamline Health Solutions, Inc. and subsidiary as of January 31, 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended January 31, 2015. In connection with our audit of the consolidated financial statements, we also have audited the 2014 financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streamline Health Solutions, Inc. and subsidiary as of January 31, 2015, and the results of their operations and their cash flows for the year ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related 2014 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Atlanta, Georgia
April 16, 2015

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 31
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$9,882,136	$6,522,600
Accounts receivable, net of allowance for doubtful accounts of $155,407 and $665,962, respectively	4,199,315	6,935,270
Contract receivables	119,697	191,465
Prepaid hardware and third party software for future delivery	5,858	55,173
Prepaid client maintenance contracts	956,913	935,858
Other prepaid assets	941,532	1,437,680
Deferred income taxes	—	220,004
Other current assets	97,986	207,673
Total current assets	16,203,437	16,505,723
Non-current assets:
Property and equipment:
Computer equipment	2,647,135	2,381,923
Computer software	801,895	964,857
Office furniture, fixtures and equipment	683,443	683,443
Leasehold improvements	729,348	724,015
	4,861,821	4,754,238
Accumulated depreciation and amortization	(2,407,746)	(1,617,423)
Property and equipment, net	2,454,075	3,136,815
Contract receivables, less current portion	8,711	43,553
Capitalized software development costs, net of accumulated amortization of $14,919,948 and $11,846,468, respectively	6,123,638	9,197,118
Intangible assets, net	8,155,325	9,500,317
Deferred financing costs, net of accumulated amortization of $84,531 and $13,677, respectively	270,147	387,199
Goodwill	16,184,667	16,184,667
Other non-current assets	746,018	823,723
Total non-current assets	33,942,581	39,273,392
	$50,146,018	$55,779,115

See accompanying notes to consolidated financial statements.

	January 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,136,779	$2,298,851
Accrued compensation	935,324	865,865
Accrued other expenses	328,551	563,838
Current portion of term loan	673,807	500,000
Deferred revenues	10,447,280	9,289,076
Current portion of capital lease obligation	592,642	781,961
Total current liabilities	14,114,383	14,299,591
Non-current liabilities:
Term loan	7,861,084	9,500,000
Warrants liability	205,113	1,834,380
Royalty liability	2,291,888	2,385,826
Lease incentive liability, less current portion	369,406	342,129
Capital lease obligation	93,257	582,911
Deferred revenues, less current portion	1,212,709	964,933
Deferred income tax liabilities	—	229,579
Total non-current liabilities	12,033,457	15,839,758
Total liabilities	26,147,840	30,139,349
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,849,985 redemption and liquidation value, 4,000,000 shares authorized, 2,949,995 issued and outstanding, net of unamortized preferred stock discount of $875,935 and $2,212,007, respectively	7,974,050	6,637,978
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 18,783,540 and 18,553,389 shares issued and outstanding, respectively	187,836	185,534
Additional paid in capital	79,700,577	78,390,424
Accumulated deficit	(63,864,285)	(59,574,170)
Total stockholders’ equity	16,024,128	19,001,788
	$50,146,018	$55,779,115

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2015	2014
Revenues:
Systems sales	$2,946,304	$1,214,879
Professional services	2,212,002	2,580,167
Maintenance and support	15,145,480	16,157,371
Software as a service	8,010,672	7,672,990
Total revenues	28,314,458	27,625,407
Operating expenses:
Cost of systems sales	2,778,041	3,536,495
Cost of professional services	3,143,881	3,458,984
Cost of maintenance and support	3,036,550	3,087,842
Cost of software as a service	2,442,143	2,920,403
Selling, general and administrative	13,442,799	16,225,574
Research and development	9,093,353	9,756,206
Impairment of intangible assets	—	1,952,000
Total operating expenses	33,936,767	40,937,504
Operating loss	(5,622,309)	(13,312,097)
Other income (expense):
Interest expense	(884,226)	(748,969)
Loss on early extinguishment of debt	—	(429,849)
Miscellaneous income	2,224,423	1,592,449
Loss before income taxes	(4,282,112)	(12,898,466)
Income tax (expense) benefit	(8,003)	887,009
Net loss	(4,290,115)	(12,011,457)
Less: deemed dividends on Series A Preferred Shares	(1,336,072)	(1,038,310)
Net loss attributable to common shareholders	$(5,626,187)	$(13,049,767)
Basic net loss per common share	$(0.30)	$(0.71)
Number of shares used in basic per common share computation	18,689,854	18,261,800
Diluted net loss per common share	$(0.30)	$(0.71)
Number of shares used in diluted per common share computation	18,689,854	18,261,800

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year
	2015	2014

Net loss	$(4,290,115)	$(12,011,457)
Other comprehensive gain (loss), net of tax:
Fair value of interest rate swap liability	—	(3,436)
Reclassification adjustment for loss on settlement of interest rate swap liability realized in net loss	—	114,522
Other comprehensive income	$—	$111,086
Comprehensive loss	$(4,290,115)	$(11,900,371)

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock shares	Common stock	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at January 31, 2014	18,175,787	$181,758	$76,983,088	$(47,562,713)	$(111,086)	$29,491,047
Stock issued pursuant to Employee Stock Purchase Plan and exercise of stock options	257,296	2,573	512,551	—	—	515,124
Restricted stock issued	120,306	1,203	(1,203)	—	—	—
Interest rate swap	—	—	—	—	111,086	111,086
Share-based compensation expense	—	—	1,934,298	—	—	1,934,298
Deemed dividends on Series A Preferred Stock	—	—	(1,038,310)	—	—	(1,038,310)
Net loss	—	—	—	(12,011,457)	—	(12,011,457)
Balance at January 31, 2015	18,553,389	$185,534	$78,390,424	$(59,574,170)	$—	$19,001,788
Stock issued pursuant to Employee Stock Purchase Plan and exercise of stock options	111,971	1,120	260,918	—	—	262,038
Restricted stock issued	118,180	1,182	(1,182)	—	—	—
Share-based compensation expense	—	—	2,386,489	—	—	2,386,489
Deemed dividends on Series A Preferred Stock	—	—	(1,336,072)	—	—	(1,336,072)
Net loss	—	—	—	(4,290,115)	—	(4,290,115)
Balance at January 31, 2016	18,783,540	$187,836	$79,700,577	$(63,864,285)	$—	$16,024,128

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2015	2014
Operating activities:
Net loss	$(4,290,115)	$(12,011,457)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effect of acquisitions:
Depreciation	1,245,400	1,005,283
Amortization of capitalized software development costs	3,073,479	3,677,991
Amortization of intangible assets	1,344,992	1,396,317
Amortization of other deferred costs	206,881	189,107
Amortization of debt discount	—	47,552
Valuation adjustment for warrants liability	(1,629,267)	(2,283,345)
Deferred tax expense (benefit)	(9,575)	(720,582)
Other valuation adjustments	(39,299)	128,855
Gain from early extinguishment of lease liability	(33,059)	—
Loss on impairment of intangible assets	—	1,952,000
Loss from early extinguishment of debt	—	315,327
Loss on disposal of fixed assets	92,448	180,793
Loss on exit of operating lease	—	234,823
Share-based compensation expense	2,386,490	1,934,298
Provision for accounts receivable	124,235	440,771
Changes in assets and liabilities, net of assets acquired:
Accounts and contract receivables	2,718,330	2,157,977
Other assets	575,774	(637,348)
Accounts payable	(1,117,986)	600,263
Accrued expenses	(174,133)	(1,422,571)
Deferred revenues	1,405,980	(197,698)
Net cash provided by (used in) operating activities	5,880,575	(3,011,644)
Investing activities:
Purchases of property and equipment	(518,254)	(2,125,240)
Capitalization of software development costs	—	(619,752)
Payment for acquisition, net of cash acquired	—	(6,058,225)
Net cash used in investing activities	(518,254)	(8,803,217)
Financing activities:
Proceeds from term loan	—	10,000,000
Principal repayments on term loans	(1,465,109)	(8,297,620)
Principal repayments on note payable	—	(900,000)
Principal payments on capital lease obligation	(815,826)	(368,386)
Recovery (payment) of deferred financing costs	2,111	(573,002)
Proceeds from exercise of stock options and stock purchase plan	276,039	551,583
Net cash (used in) provided by financing activities	(2,002,785)	412,575
Increase (decrease) in cash and cash equivalents	3,359,536	(11,402,286)
Cash and cash equivalents at beginning of year	6,522,600	17,924,886
Cash and cash equivalents at end of year	$9,882,136	$6,522,600

	Fiscal Year
	2015	2014
Supplemental cash flow disclosures:
Interest paid	$917,212	$518,919
Income taxes paid (received)	$(35,861)	$(80,467)
Supplemental disclosure of non-cash financing activities:
Deemed dividends on Series A Preferred Stock	$1,336,072	$1,038,310

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS
Streamline Health Solutions, Inc. and subsidiary (“we”, “us”, “our”, or the “Company”) operates in one segment as a provider of healthcare information technology through the licensing of its Electronic Health Information Management, Patient Financial Services, Coding and Clinical Documentation Improvement and other Workflow software applications and the use of such applications by software as a service. The Company also provides implementation and consulting services to complement its software solutions. The Company’s software and services enable hospitals and integrated healthcare delivery systems in the United States and Canada to capture, store, manage, route, retrieve, and process vast amounts of patient clinical, financial and other healthcare provider information.
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
Allowance for Doubtful Accounts
In determining the allowance for doubtful accounts, aged receivables are analyzed monthly by management. Each identified receivable is reviewed based upon the most recent information available, including client comments, if any, and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. During these monthly reviews, the Company determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its clients or resellers to make required payments. The allowance for doubtful accounts was approximately $155,000 and $666,000 at January 31, 2016 and 2015, respectively. The Company believes that its reserve is adequate, however results may differ in future periods.

Bad debt expense for fiscal years 2015 and 2014 was as follows:

	2015	2014
Bad debt expense	$124,000	$441,000
Concessions Accrual
In determining the concession accrual, the Company evaluates historical concessions granted relative to revenue. The concession accrual included in accrued other expenses on the Company's consolidated balance sheet was $54,000 and $58,000 as of January 31, 2016 and 2015, respectively.
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method, over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Computer equipment and software	3-4 years
Office equipment	5 years
Office furniture and fixtures	7 years
Leasehold improvements	Term of lease

Depreciation expense for property and equipment in fiscal 2015 and 2014 was $1,245,000 and $1,005,000, respectively.
Normal repair and maintenance is expensed as incurred. Replacements are capitalized and the property and equipment accounts are relieved of the items being replaced or disposed of, if no longer of value. The related cost and accumulated depreciation of the disposed assets are eliminated and any gain or loss on disposition is included in the results of operations in the year of disposal.
Leases
On April 10, 2012, the Company entered into an amended lease obligation to lease 8,582 square feet of office space at 1230 Peachtree St. NE in Atlanta, Georgia. The lease commenced upon taking possession of the space and would have ended 72 months thereafter. The Company took possession of the space during the third quarter of fiscal 2012. Upon relocation, the Company completely vacated the previously leased premises within the same building. The provisions of the lease provided for rent abatement for the first four months of the lease term. Upon taking possession of the premises, the rent abatement was aggregated with the total expected rental payments, and was amortized on a straight-line basis over the term of the lease.
On December 13, 2013, the Company entered into an amended lease obligation to lease 24,335 square feet of office space in the same building as the office space in Atlanta, Georgia. The lease commenced upon taking possession of the space and ends 102 months thereafter. The Company took possession of the new space during the second quarter of fiscal 2014. Upon relocation, the Company completely vacated the previously leased premises within the building. The provisions of the lease provided for rent abatement for the first eight months of the lease term. Upon taking possession of the premises, the rent abatement and the unamortized balance of deferred rent associated with the previously leased premises were aggregated with the total expected rental payments, and are being amortized on a straight-line basis over the term of the new lease.
On August 16, 2012, as part of the acquisition of Meta Health Technology, the Company assumed a lease agreement for office space of approximately 10,000 square feet, at 330 Seventh Ave., New York, New York. This lease term expired on August 31, 2014. During the third quarter of fiscal 2014, the Company relocated its New York office to 105 Madison Avenue, New York, New York. The lease commenced upon taking possession of the space and ends 63 months thereafter. The provisions of the lease for the new office space of 10,350 square feet provided for rent abatement for the first two months of the lease term. Upon taking possession of the premises, the rent abatement was aggregated with the total expected rental payments, and is being amortized on a straight-line basis over the term of the lease.
The Company has capital leases to finance office equipment and maintenance services purchases. The balance of fixed assets acquired under these capital leases is $1,652,000 and $1,515,000 as of January 31, 2016 and 2015, respectively, and the balance of accumulated depreciation is $1,166,000 and $494,000 for the respective periods. The amortization expense of leased assets is included in depreciation expense.

Debt Issuance Costs
Costs related to the issuance of debt are capitalized and amortized to interest expense on a straight-line basis, which is not materially different from the effective interest method, over the term of the related debt.
Interest Rate Swap

In December 2013, the Company entered into an interest rate swap agreement to hedge against interest rate exposure of its variable rate debt obligation. The interest rate swap settled any accrued interest for cash on the first day of each calendar month until expiration. At such dates, the differences to be paid or received on the interest rate swaps was included in interest expense. The interest rate swap qualified for cash flow hedge accounting treatment and as such, the change in the fair values of the interest rate swap was recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive loss and the ineffective portion reported in net loss.
The fair value of the Company's interest rate swap was based on Level 2 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures, which include observable inputs such as dealer-quoted prices for similar assets or liabilities, and represented the estimated amount the Company would receive or pay to terminate the agreement taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk.
During the third quarter of fiscal 2014, the interest rate swap was terminated prior to its maturity, and losses accumulated in other comprehensive loss were reclassified into earnings.
Impairment of Long-Lived Assets
The Company reviews the carrying value of long-lived assets whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Among the factors the Company considers in making the evaluation are changes in market position and profitability. If facts and circumstances are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows of the specific asset and determine if the long-lived assets are recoverable based on these undiscounted cash flows. If impairment is indicated, an adjustment will be made to reduce the carrying amount of these assets to their fair value.
Capitalized Software Development Costs
Software development costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The Company capitalized such costs, including interest, of $0 and $620,000 in fiscal 2015 and 2014, respectively. The Company acquired $2,017,000 of internally developed software in 2014 through the acquisition of Unibased, which is described in Note 3 - Acquisitions, and $3,646,000 through the acquisition of Meta in 2012.
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
Amortization expense on all internally developed software was $3,073,000 and $3,678,000 in fiscal 2015 and 2014, respectively, and was included in the consolidated statements of operations as follows:

	Fiscal Year
Amortization expense on internally developed software included in:	2015	2014
Cost of systems sales	$2,747,000	$3,352,000
Cost of software as a service	326,000	326,000
Total amortization expense on internally developed software	$3,073,000	$3,678,000
Research and development expense, net of capitalized amounts, was $9,093,000 and $9,756,000 in fiscal 2015 and 2014, respectively.

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of the Company’s long-term debt approximates fair value since the variable interest rates being paid on the amounts approximate the market interest rate. Long-term debt is classified as Level 2.
The table below provides information on our liabilities that are measured at fair value on a recurring basis:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At January 31, 2016
Warrants liability (1)	$205,000	$—	$—	$205,000
Royalty liability (2)	2,292,000	—	—	2,292,000

At January 31, 2015
Warrants liability (3)	$1,834,000	$—	$—	$1,834,000
Royalty liability (2)	2,386,000	—	—	2,386,000
 _______________

(1)
The initial fair value of warrants liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. See Note 4 - Derivative Liabilities, and Note 14 - Private Placement Investment for further details. Changes in fair value of the warrants are recognized within miscellaneous income in the consolidated statements of operations.

(2)
The initial fair value of royalty liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. The fair value of the royalty liability is determined based on the probability-weighted revenue scenarios for the Looking Glass® Clinical Analytics solution licensed from Montefiore Medical Center (discussed in Note 3 - Acquisitions). Fair value adjustments are included within miscellaneous income in the consolidated statements of operations.

(3)
The fair value of warrants liability as of January 31, 2015 was determined by management with the assistance of an independent third-party valuation specialist using Monte-Carlo simulations. See Note 4 - Derivative Liabilities for further details.

Revenue Recognition
The Company derives revenue from the sale of internally developed software either by licensing or by software as a service (SaaS), through the direct sales force or through third-party resellers. Licensed, locally-installed, clients utilize the Company’s support and maintenance services for a separate fee, whereas SaaS fees include support and maintenance. The Company also derives revenue from professional services that support the implementation, configuration, training, and optimization of the applications. Additional revenues are also derived from reselling third-party software and hardware components.
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
Systems Sales
The Company uses the residual method to determine fair value for proprietary software licenses sold in a multi-element arrangement as the Company cannot establish fair value for all of the delivered elements. Typically pricing decisions for proprietary software rely on the relative size and complexity of the client purchasing the solution. Third-party components are resold at prices based on a cost plus margin analysis. The proprietary software and third-party components do not need any significant modification to achieve their intended use. When these revenues meet all the criteria for revenue recognition and are determined to be separate units of accounting, revenue is recognized. Typically, this is upon shipment of components or electronic download of software. Proprietary licenses are perpetual in nature, and license fees do not include rights to version upgrades, fixes or service packs.
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
Term Licenses
We cannot establish VSOE of fair value of the undelivered element in term license arrangements. However, as the only undelivered element is post-contract customer support, the entire fee is recognized ratably over the contract term. Typically, revenue recognition commences once the client goes live on the system. Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution. The software portion of our coding and clinical documentation improvement solutions generally does not require material modification to achieve their contracted function.
Professional Services
Professional services components that are not essential to the functionality of the software, from time to time, are sold separately by the Company. Similar services are sold by other vendors, and clients can elect to perform similar services in-house. When professional services revenues are a separate unit of accounting, revenues are recognized as the services are performed based upon a proportional performance methodology.
Professional services components that are essential to the functionality of the software, and are not considered a separate unit of accounting, are recognized in revenue ratably over the life of the client, which approximates the duration of the initial contract term. The Company defers the associated direct costs for salaries and benefits expense for professional services contracts. These deferred costs will be amortized over the identical term as the associated SaaS revenues. As of January 31, 2016 and 2015, the Company had deferred costs of $571,000 and $570,000, respectively, net of accumulated amortization of $265,000 and $275,000, respectively. Amortization expense of these costs was $136,000 and $166,000 in fiscal 2015 and 2014, respectively.
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
Business Combinations

The assets acquired, liabilities assumed, and contingent consideration are recorded at their fair value on the acquisition date with subsequent changes recognized in earnings. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business combination date. As a result, during the purchase price measurement period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the purchase price measurement period, the Company will record adjustments to assets acquired or liabilities assumed subsequent to the purchase price measurement period in operating expenses in the period in which the adjustments were determined.
The Company records acquisition and transaction related expenses in the period in which they are incurred. Acquisition and transaction related expenses primarily consist of legal, banking, accounting and other advisory fees of third parties related to potential acquisitions.
Goodwill and Intangible Assets

Goodwill and other intangible assets were recognized in conjunction with the Interpoint, Meta, CLG, and Unibased acquisitions. Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of internally developed software, client relationships, supplier agreements, non-compete agreements, customer contracts, and license agreements. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to 15 years, using the straight-line and undiscounted expected future cash flows methods. The indefinite-lived intangible asset related to the Meta trade name was not amortized, but was tested for impairment on at least an annual basis. In fiscal 2014, the Meta trade name was deemed impaired and its corresponding balance was fully written off (see Note 7 - Goodwill and Intangible Assets).

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

The Company assesses goodwill annually (as of November 1), or more frequently when events and circumstances, such as the ones mentioned above, occur indicating that the recorded goodwill may be impaired. The Company did not note any of the above qualitative factors, which would be considered a triggering event for impairment. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit's fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to the Company, and trends in the market price of the Company's common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

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

To conduct a quantitative two-step goodwill impairment test, the fair value of the reporting unit is first compared to its carrying value. If the reporting unit's carrying value exceeds its fair value, the Company performs the second step and records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company estimates the fair value of its reporting unit using a blend of market and income approaches. The market approach consists of two separate methods, including reference to the Company's market capitalization, as well as the guideline publicly traded company method. The market capitalization valuation method is based on an analysis of the Company's stock price on and around the testing date, plus a control premium. The guideline publicly traded company method was made by reference to a list of publicly traded software companies providing services to healthcare organizations, as determined by management. The market value of common equity for each comparable company was derived by multiplying the price per share on the testing date by the total common shares outstanding, plus a control premium. Selected valuation multiples are then determined and applied to appropriate financial statistics based on the Company's historical and forecasted results. The Company estimates the fair value of its reporting unit using the income approach, via discounted cash flow valuation models which include, but are not limited to, assumptions such as a “risk-free” rate of return on an investment, the weighted average cost of capital of a market participant, and future revenue, operating margin, working capital and capital expenditure trends. Determining the fair values of reporting units and goodwill includes significant judgment by management, and different judgments could yield different results.
The Company performed its annual assessment of goodwill during the fourth quarter of fiscal 2015, using the two-step approach described above. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on the analysis performed for step one, the fair value of the reporting unit exceeded the carrying amount of the reporting unit, including goodwill, and, therefore, an impairment loss was not recognized. As the Company passed step one of the analysis, step two was not required.
Severances
From time to time, we will enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. In fiscal 2015 and 2014, we incurred $43,000 and $666,000 in severance expenses. At January 31, 2016 and 2015, we had accrued for $26,000 and $159,000 in severances, respectively.
Equity Awards
The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. The Company incurred total annual compensation expense related to stock-based awards of $2,386,000 and $1,934,000 in fiscal 2015 and 2014, respectively.
The fair value of the stock options granted in fiscal 2015 and 2014 was estimated at the date of grant using a Black-Scholes option pricing model. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical data (such as, volatility factor, expected term, and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.
The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market close price per share on the day of grant. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically a one-year service period to the Company.
Common Stock Warrants
As of January 31, 2016, the fair value of the common stock warrants was computed using the Black-Scholes option pricing model. The estimated fair value of the warrant liabilities as of January 31, 2015 was computed using Monte-Carlo simulations. Both valuations were based on assumptions regarding annual volatility, risk-free rate, dividend yield and expected life. The models also include assumptions to account for anti-dilutive provisions within the warrant agreement.
Other Comprehensive Income

Total other comprehensive income for fiscal years 2015 and 2014 was approximately zero and $111,000, respectively. Total other comprehensive income relates to the change in the unrealized loss on the Company's interest rate swap arrangement. The Company's interest rate swap arrangement is further described in Note 6 - Debt.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credit and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. See Note 8 - Income Taxes for further details.
The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At January 31, 2016, the Company believes it has appropriately accounted for any uncertain tax positions. As part of the Meta acquisition, the Company assumed a current liability for an uncertain tax position. The Company has recorded zero reserves for uncertain tax positions and corresponding interest and penalties as of both January 31, 2016 and January 31, 2015.
Net Loss Per Common Share
The Company presents basic and diluted earnings per share (“EPS”) data for its common stock. Basic EPS is calculated by dividing the net loss attributable to shareholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated based on the profit or loss attributable to shareholders and the weighted average number of shares of common stock outstanding adjusted for the effects of all potential dilutive common stock issuances related to options, unvested restricted stock, warrants and convertible preferred stock. Potential common stock dilution related to outstanding stock options, unvested restricted stock and warrants is determined using the treasury stock method, while potential common stock dilution related to Series A Convertible Preferred Stock is determined using the “if converted” method.

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

In accordance with ASC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses. For the years ended January 31, 2016 and 2015, the unvested restricted stock awards and the Series A Preferred Stock were deemed not to be participating since there was a net loss from operations for the years ended January 31, 2016 and 2015. As of both January 31, 2016 and 2015, there were 2,949,995 shares of preferred stock outstanding, each share is convertible into one share of the Company's common stock. For the years ended January 31, 2016 and 2015, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in Diluted EPS and, therefore, was not included in the calculation. As of January 31, 2016 and 2015, there were 112,380 and 120,306 unvested restricted shares of common stock outstanding, respectively. These unvested restricted shares were excluded from the calculation as their effect would have been antidilutive.
The following is the calculation of the basic and diluted net loss per share of common stock:

	Fiscal Year
	2015	2014
Net loss	$(4,290,115)	$(12,011,457)
Less: deemed dividends on Series A Preferred Stock	(1,336,072)	(1,038,310)
Net loss attributable to common shareholders	$(5,626,187)	$(13,049,767)
Weighted average shares outstanding used in basic per common share computations	18,689,854	18,261,800
Stock options and restricted stock	—	—
Number of average shares used in diluted per common share computation	18,689,854	18,261,800
Basic net loss per share of common stock	$(0.30)	$(0.71)
Diluted net loss per share of common stock	$(0.30)	$(0.71)
Diluted net loss per share excludes the effect of 2,411,879 and 2,437,323 outstanding stock options in fiscal 2015 and 2014, respectively. The inclusion of these shares would have been anti-dilutive. For fiscal 2015 and 2014, the outstanding common stock warrants of 1,400,000 would have an anti-dilutive effect if included in Diluted EPS and, therefore, were not included in the calculation.
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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of the deferred income taxes. The ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a tax-paying component of an entity. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, but may be adopted earlier. The Company elected to early adopt ASU 2015-17 prospectively in the fourth quarter of fiscal 2015. As a result, all deferred tax assets and liabilities will be presented as noncurrent on the consolidated balance sheet as of January 31, 2016. There was no impact on our results of operations as a result of the adoption of ASU 2015-17.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The update will be effective for us on February 1, 2019. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.

NOTE 3 — ACQUISITIONS
On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which it entered into an agreement for an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Looking Glass® Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, Streamline paid Montefiore a one-time initial base royalty fee of $3,000,000, and we are obligated to pay on-going quarterly royalty amounts related to future sublicensing of CLG by Streamline. Additionally, Streamline has committed that Montefiore will receive at least an additional $3,000,000 of on-going royalty payments within the first six and one-half years of the license term. As of January 31, 2016 and 2015, the present value of this royalty liability was $2,292,000 and $2,386,000, respectively.
On February 3, 2014, we completed the acquisition of Unibased Systems Architecture, Inc. (“Unibased”), a provider of patient access solutions, including enterprise scheduling and surgery management software, for healthcare organizations throughout the United States, pursuant to an Agreement and Plan of Merger dated January 16, 2014 (the “Merger Agreement”). The total purchase price for Unibased was $6,500,000, subject to net working capital and other customary adjustments. A portion of the total purchase price was withheld in escrow as described in the Merger Agreement for certain transaction and indemnification of claimed damages. In April 2015, the Company received $750,000 from the cash withheld in escrow, which is included in miscellaneous income.
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

NOTE 4 — DERIVATIVE LIABILITIES
As discussed further in Note 14 - Private Placement Investment, in conjunction with the 2012 private placement investment, the Company issued common stock warrants exercisable for up to 1,200,000 of common stock at an exercise price of $3.99 per share. The warrants were initially classified in stockholders' equity as additional paid-in capital at the allocated amount, net of allocated transaction costs, of $1,425,000. Effective October 31, 2012, upon stockholder approval of anti-dilution provisions that reset the warrant's exercise price if a dilutive issuance occurs, the warrants were reclassified as non-current derivative liabilities. The fair value of the warrants was $4,139,000 at October 31, 2012, with the difference between the fair value and carrying value recorded to additional paid-in capital. Effective as of the reclassification as derivative liabilities, the warrants are re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period as a credit or charge to miscellaneous income (expense). The fair value of the warrants at January 31, 2016 and 2015 was $205,000 and $1,834,000, respectively. The change in fiscal 2015 and 2014 reflects $1,629,000 and $2,283,000, respectively, of miscellaneous income recognized in the consolidated statements of operations as a result of decreases in the fair value of the warrants. The estimated fair value of the warrant liabilities as of January 31, 2016 was computed using the Black-Scholes option pricing model based on the following assumptions: annual volatility of 60.1%; risk-free rate of 0.6%, dividend yield of 0.0% and expected life of two years. The estimated fair value of the warrant liabilities as of January 31, 2015 was computed using Monte-Carlo simulations based on the following assumptions: annual volatility of 55%; risk-free rate of 0.8%, dividend yield of 0.0% and expected life of three years.

NOTE 5 — OPERATING LEASES
The Company rents office and data center space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2022. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years and thereafter are as follows:

	Facilities	Equipment	Fiscal Year Totals
2016	$969,000	$2,000	$971,000
2017	1,007,000	—	1,007,000
2018	1,039,000	—	1,039,000
2019	967,000	—	967,000
2020	504,000	—	504,000
Thereafter	964,000	—	964,000
Total	$5,450,000	$2,000	$5,452,000
Rent and leasing expense for facilities and equipment was $1,274,000 and $1,652,000 for fiscal years 2015 and 2014, respectively.

NOTE 6 — DEBT
Term Loan and Line of Credit
In December 2013, we amended and restated our previously outstanding senior credit agreement and amended the subordinated credit agreement with Fifth Third Bank to increase the senior term loan to $8,500,000, reduce the interest rates, and extend the maturity of the senior term loan and the $5,000,000 revolving line of credit to December 1, 2018 and December 1, 2015, respectively. In January 2014, we paid the subordinated term loan in full. The outstanding senior term loan was secured by substantially all of our assets. The senior term loan principal balance was payable in monthly installments of $101,000, which started in January 2014 and would have continued through the maturity date, with the full remaining unpaid principal balance due at maturity. Borrowings under the senior term loan bore interest at a rate of LIBOR plus 5.25%. However, as a result of our interest rate swap, the interest rate was fixed at 6.42% until October 27, 2014, when the interest rate swap agreement was terminated. Accrued and unpaid interest on the senior term loan was due monthly through maturity. We paid $116,000 in closing fees in connection with this senior term loan, which was recorded as a debt discount and amortized to interest expense over the term of the loan using the effective interest method.
Borrowings under the revolving line of credit bore interest at a rate equal to LIBOR plus 3.50%. We paid a commitment fee of 0.40% on the unused revolving line of credit on a quarterly basis.
On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto. Pursuant to the Credit Agreement, the lenders agreed to provide a $10,000,000 senior term loan and a $5,000,000 revolving line of credit to our primary operating subsidiary. Amounts outstanding under the Credit Agreement bear interest at either LIBOR or the base rate, as elected by the Company, plus an applicable margin. Subject to the Company’s leverage ratio, the applicable LIBOR rate margin varies from 4.25% to 5.25%, and the applicable base rate margin varies from 3.25% to 4.25%. Pursuant to the terms of the amendment to the Credit Agreement entered into as of April 15, 2015, going forward the applicable LIBOR rate margin varies from 4.25% to 6.25%, and the applicable base rate margin varies from 3.25% to 5.25%. The term loan and line of credit mature on November 21, 2019 and provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. At closing, the Company repaid indebtedness under its prior credit facility using approximately $7,400,000 of the proceeds provided by the term loan. The prior credit facility with Fifth Third Bank was terminated concurrent with the entry of the Credit Agreement and unamortized debt financing costs and discount of $315,000 associated with the terminated debt was included in loss on early extinguishment of debt. Financing costs of $355,000 associated with the new credit facility are being amortized over its term on a straight-line basis, which is not materially different from the effective interest method.
The Credit Agreement includes customary financial covenants, including the requirements that the Company maintain minimum liquidity and achieve certain minimum EBITDA levels (as defined in the Credit Agreement). In addition, the credit facility prohibits the Company from paying dividends on the common and preferred stock. In addition to the changes to the rate margins referenced above, the April 2015 amendment to the Credit Agreement reset the financial covenants. As such, the Company is required to maintain minimum liquidity of at least (i) $5,000,000 through April 15, 2015, (ii) $6,500,000 from April 16, 2015 through and including July 30, 2015, (iii) $7,000,000 from July 31, 2015 through and including January 30, 2016, and (iv) $7,500,000 from January 31, 2016 through and including the maturity date of the credit facility.
The following table shows our future minimum EBITDA covenant thresholds, as modified by the amendment to the Credit Agreement:

For the four-quarter period ended	Minimum EBITDA
April 30, 2015	$(2,500,000)
July 31, 2015	(1,750,000)
October 31, 2015	(750,000)
January 31, 2016	500,000
For the four-quarter period ending April 30, 2016, and fiscal quarters thereafter, the minimum EBITDA will be determined within 30 days following delivery of, and based upon, the projections then most recently delivered by the Company.
As of January 31, 2016, the Company had no outstanding borrowings under the revolving line of credit, and had accrued $2,000 in unused balance commitment fees.

Note Payable
In November 2013, as part of the settlement of the earn-out consideration in connection with the 2011 Interpoint acquisition, we issued an unsecured, subordinated three-year note in the amount of $900,000 (“Note Payable”) that would have matured on November 1, 2016 and accrued interest on the unpaid principal amount outstanding at a per annum rate equal to 8%. Annual principal payments of $300,000 were due on November 1, 2014, 2015 and 2016. At closing of the Credit Agreement with Wells Fargo described above, we repaid our indebtedness under this note using approximately $600,000 of the proceeds provided by the term loan.
Outstanding principal balances on debt consisted of the following at:

	January 31, 2016	January 31, 2015
Senior term loan	$8,535,000	$10,000,000
Capital lease	686,000	1,365,000
Total	9,221,000	11,365,000
Less: Current portion	1,266,000	1,282,000
Non-current portion of long-term debt	$7,955,000	$10,083,000
Future repayments of long-term debt by fiscal year consisted of the following at January 31, 2016:

	Senior Term Loan	Capital Lease (1)	Total
2016	$674,000	$618,000	$1,292,000
2017	898,000	93,000	991,000
2018	898,000	—	898,000
2019	6,064,000	—	6,064,000
Total repayments	$8,534,000	$711,000	$9,245,000
 _______________

(1)	Future minimum lease payments include principal plus interest.
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
The interest rate swap qualified for cash flow hedge accounting treatment and as such, the Company had effectively hedged its exposure to variability in the future cash flows attributable to the one-month LIBOR on its $8,500,000 of variable rate obligation. The change in the fair value of the interest rate swap was recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swap’s gains or losses reported as a component of other comprehensive loss and the ineffective portion reported in earnings (interest expense). As of January 31, 2014, the

Company had a fair value liability of approximately $111,000 for the effective portion of the interest rate swap. During the third quarter of fiscal 2014, the interest rate swap was terminated prior to its maturity, and losses accumulated in other comprehensive loss were reclassified into earnings.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
The goodwill activity is summarized as follows:

Goodwill
Balance January 31, 2014	$11,934,000
Goodwill acquired during fiscal 2014	4,251,000
Balance January 31, 2015 and January 31, 2016	$16,185,000
Intangible assets, net, consist of the following:

	January 31, 2016
	Estimated Useful Life	Gross Assets	Accumulated Amortization	Net Assets
Definite-lived assets:
Trade name	1 year	$26,000	$26,000	$—
Client relationships	10-15 years	5,932,000	2,220,000	3,712,000
Covenants not to compete	0.5-15 years	856,000	667,000	189,000
Supplier agreements	5 years	1,582,000	1,094,000	488,000
License agreement	15 years	4,431,000	665,000	3,766,000
Total		$12,827,000	$4,672,000	$8,155,000

	January 31, 2015
	Estimated Useful Life	Gross Assets	Accumulated Amortization	Net Assets
Definite-lived assets:
Trade name	1 year	$26,000	$26,000	$—
Client relationships	10-15 years	5,932,000	1,548,000	4,384,000
Covenants not to compete	0.5-15 years	856,000	606,000	250,000
Supplier agreements	5 years	1,582,000	778,000	804,000
License agreement	15 years	4,431,000	369,000	4,062,000
Total		$12,827,000	$3,327,000	$9,500,000

In fiscal 2014, management determined that the concerted effort to rebrand the Company’s solutions under a single, harmonized Looking Glass® marketing platform moving forward, eroded, in total, the value of the Meta Trade name. As a result, the Company recorded a $1,952,000 loss, which is reflected in Impairment of intangible assets on the Consolidated Statements of Operations.
Amortization over the next five fiscal years for intangible assets is estimated as follows:

Annual Amortization Expense
2016	$1,298,000
2017	1,088,000
2018	863,000
2019	826,000
2020	791,000
Thereafter	3,289,000
Total	$8,155,000

NOTE 8 — INCOME TAXES
Income taxes consist of the following:

	Fiscal Year
	2015	2014
Current tax (expense) benefit:
Federal	$—	$131,816
State	(17,578)	34,611
	(17,578)	166,427
Deferred tax benefit:
Federal	8,838	663,681
State	737	56,901
	9,575	720,582
Current and deferred tax (expense) benefit	$(8,003)	$887,009
The income tax (expense) benefit for income taxes differs from the amount computed using the federal statutory income tax rate as follows:

	Fiscal Year
	2015	2014
Federal tax benefit at statutory rate	$1,455,816	$4,385,479
State and local taxes, net of federal benefit (expense)	(267,997)	325,966
Change in valuation allowance	(1,629,786)	(4,030,864)
Permanent items:
Incentive stock options	(513,708)	(421,366)
Transaction costs	—	(5,291)
Escrow refund	255,000	—
Change in fair value of warrants liability	553,951	776,337
Other	(28,914)	(44,719)
Reserve for uncertain tax position	—	164,127
Other	167,635	(262,660)
Income tax (expense) benefit	$(8,003)	$887,009

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences and credits are as follows:

	January 31,
	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$58,379	$245,252
Deferred revenue	244,163	372,275
Accruals	203,291	174,658
Net operating loss carryforwards	15,179,685	14,905,174
Stock compensation expense	592,654	438,659
Property and equipment	78,295	—
AMT credit	102,144	102,144
Other	17,794	8,912
Total deferred tax assets	16,476,405	16,247,074
Valuation allowance	(14,184,030)	(12,554,242)
Net deferred tax assets	2,292,375	3,692,832
Deferred tax liabilities:
Property and Equipment	—	(21,755)
Definite-lived intangible assets	(2,292,375)	(3,671,077)
Indefinite-lived intangibles	—	(9,575)
Total deferred tax liabilities	(2,292,375)	(3,702,407)
Net deferred tax liabilities	$—	$(9,575)

At January 31, 2016, the Company had U.S. federal net operating loss carry forwards of $44,347,000, which expire at various dates through fiscal 2035. The Company also has an Alternative Minimum Tax net operating loss carry forward of $39,656,000, which has an unlimited carry forward period. The Company also had state net operating loss carry forwards of $16,144,000, which expire on or before fiscal 2035.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company established a valuation allowance of $14,184,000 and $12,554,000 at January 31, 2016 and 2015, respectively. The increase in the valuation allowance of $1,630,000 was driven primarily by losses incurred during the year ended January 31, 2016. Management believes it is more likely than not the Company will realize the remaining deferred tax assets, net of existing valuation allowances, in future years.
Due to the reporting requirements of ASC 718, $1,592,000 of the net operating loss carryforward (tax effected $588,000) is not recorded on the Company’s balance sheet because the loss was created by the tax benefits of stock option exercises, which cannot be recognized for book purposes until the benefit has been realized by actually reducing taxes payable. When recognized, the tax benefit of these losses will be accounted for as a credit to additional paid in capital rather than a reduction of the income tax provision.
The Company and its subsidiary are subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through January 31, 2011. All material state and local income tax matters have been concluded for years through January 31, 2010.
The Company did not have a reserve for uncertain tax positions as of both January 31, 2016 and 2015. As of both January 31, 2016 and 2015, the Company had no accrued interest and penalties associated with unrecognized tax benefits.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	2015	2014
Beginning of fiscal year	$—	$121,000
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions attributable to lapse of statute of limitations	—	(121,000)
End of fiscal year	$—	$—

NOTE 9 — MAJOR CLIENTS
During fiscal year 2015, no individual client accounted for 10% or more of our total revenues. Two clients represented 13% and 12%, respectively, of total accounts receivable as of January 31, 2016.
During fiscal year 2014, no individual client accounted for 10% or more of our total revenues. Two clients represented 16% and 10%, respectively, of total accounts receivable as of January 31, 2015.

NOTE 10 — EMPLOYEE RETIREMENT PLAN
The Company has established a 401(k) retirement plan that covers all associates. Company contributions to the plan may be made at the discretion of the board of directors. The Company matches 100% up to the first 4% of compensation deferred by each associate in the 401(k) plan. The total compensation expense for this matching contribution was $499,000 and $440,000 in fiscal 2015 and 2014, respectively.

NOTE 11 — EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan under which associates may purchase up to 1,000,000 shares of common stock. Under the plan, eligible associates may elect to contribute, through payroll deductions, up to 10% of their base pay to a trust during any plan year, i.e., January 1 through December 31 of the same year. Semi-annually, typically in January and July of each year, the plan issues for the benefit of the employees shares of common stock at the lesser of (a) 85% of the fair market value of the common stock on the first day of the vesting period, January 1 or July 1, or (b) 85% of the fair market value of the common stock on the last day of the vesting period, June 30 or December 31 of the same year. At January 31, 2016, 528,164 shares remain that can be purchased under the plan.
The Company recognized compensation expense of $20,000 and $14,000 for fiscal years 2015 and 2014, respectively, under this plan.
During fiscal 2015, 27,071 shares were purchased at the price of $2.38 per share and 42,050 shares were purchased at the price of $1.20 per share; during fiscal 2014, 11,141 shares were purchased at the price of $4.08 per share and 9,900 shares were purchased at the price of $3.68 per share. The cash received for shares purchased from the plan was $115,000 and $82,000 in fiscal 2015 and 2014, respectively.
The purchase price at June 30, 2016, will be 85% of the lower of (a) the closing price on January 4, 2016 ($1.41) or (b) the closing price on June 30, 2016.

NOTE 12 — STOCK BASED COMPENSATION
Stock Option Plans
The Company’s Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) authorizes the Company to issue up to 4,500,000 equity awards (stock options, stock appreciation rights or “SAR’s”, and restricted stock) to directors and associates of the Company. The 2013 Plan replaced the 2005 Incentive Compensation Plan (the “2005 Plan”). Outstanding awards under the 2005 Plan continue to be governed by the terms of the 2005 Plan until exercised, expired or otherwise terminated or canceled, but no further equity awards are allowed to be granted under the 2005 Plan. The options granted under the 2013 Plan and 2005 Plan have terms of ten years or less, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant. At January 31, 2016 and 2015, options to purchase 2,186,879 and 1,737,323 shares of the Company’s common stock, respectively, have been granted and are outstanding. There are no SAR’s outstanding.
In fiscal 2015 and 2014, inducement grants were approved by the Company's Board of Directors pursuant to NASDAQ Marketplace Rule 5635(c)(4). The terms of the grants were nearly identical to the terms and conditions of the Company’s stock incentive plans in effect at the time of each inducement grant.

For the year ended January 31, 2016, no stock options were issued, 405,417 options expired, 69,583 options were forfeited, and no stock options were exercised. For the year ended January 31, 2015, 300,000 stock options were issued, 125,694 options expired, 99,722 were forfeited, and 205,556 were exercised. At January 31, 2016 and 2015, there were 225,000 and 700,000 options outstanding, respectively. Please see “Restricted Stock” section for information on the restricted shares.
A summary of stock option activity follows:

	Options	Weighted Average Exercise Price		Remaining Life in Years	Aggregate intrinsic value
Outstanding as of February 1, 2015	2,437,323	$4.52
Granted	1,011,828	3.02
Exercised	(75,000)	2.15
Expired	(704,326)	3.67
Forfeited	(257,946)	4.97
Outstanding as of January 31, 2016	2,411,879	$4.16	(1)	8.09	$4,003,719
Exercisable as of January 31, 2016	1,000,037	$4.75	(2)	6.82	$1,660,061
Vested or expected to vest as of January 31, 2016	1,990,872	$4.25		7.90	$3,304,848
_______________

(1)
The exercise prices range from $1.53 to $8.17, of which 207,924 shares are between $1.53 and $2.00 per share, 862,938 shares are between $2.08 and $4.00 per share, and 1,341,017 shares are between $4.02 and $8.17 per share.

(2)
The exercise prices range from $1.53 to $8.17, of which 97,924 shares are between $1.53 and $2.00 per share, 268,356 shares are between $2.08 and $4.00 per share, and 633,757 shares are between $4.02 and $8.17 per share.

For fiscal 2015 and 2014, the weighted average grant date fair value of options granted during the year was $1.64 and $2.90, respectively, and the total intrinsic value of options exercised during the year was $125,000 and $990,000, respectively.

The fiscal 2015 and 2014 stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for each fiscal year:

	2015	2014
Expected life	6 years	6 years
Risk-free interest rate	1.51%	1.35%
Weighted average volatility factor	0.59	0.60
Dividend yield	—	—
Forfeiture rate	30%	22%
At January 31, 2016, there was $1,588,000 of unrecognized compensation cost related to non-vested stock-option awards. That cost is expected to be recognized over a remaining weighted average period of 1.8 years. The expense associated with stock option awards was $1,783,000 and $1,655,000, respectively, for fiscal 2015 and 2014. Cash received from the exercise of options and purchases pursuant to the Employee Stock Purchase Plan was $276,000 and $552,000, respectively, in fiscal 2015 and 2014.
The 2005 Plan and the 2013 Plan contain change in control provisions whereby any outstanding equity awards under the plans subject to vesting, which have not fully vested as of the date of the change in control, shall automatically vest and become immediately exercisable. One of the change in control provisions is deemed to occur if there is a change in beneficial ownership, or authority to vote, directly or indirectly, securities representing 20% or more of the total of all of the Company’s then outstanding voting securities, unless through a transaction arranged by, or consummated with the prior approval of the Board of Directors. Other change in control provisions relate to mergers and acquisitions or a determination of change in control by the Company’s Board of Directors.
Restricted Stock
The Company is authorized to grant restricted stock awards to associates and directors under the 2013 Plan. The Company has also issued restricted stock as inducement grants to certain new employees. The restrictions on the shares granted generally lapse over a one-year term of continuous employment from the date of grant. The grant date fair value per share of restricted stock, which is based on the closing price of our common stock on the grant date, is expensed on a straight-line basis as the restriction period lapses. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights. A summary of restricted stock award activity for fiscal 2014 and 2015 is presented below:

	Non-vested Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 31, 2014	29,698	$6.01
Granted	120,306	4.31
Vested	(29,698)	6.65
Forfeited/expired	—	—
Non-vested balance at January 31, 2015	120,306	$4.31
Granted	118,180	2.62
Vested	(120,306)	4.31
Forfeited/expired	(5,800)	4.31
Non-vested balance at January 31, 2016	112,380	$2.62
At January 31, 2016, there was $77,000 of unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a remaining period of one year or less.
The expense associated with restricted stock awards was $582,000 and $265,000, respectively, for fiscal 2015 and 2014.

NOTE 13 — COMMITMENTS AND CONTINGENCIES
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
On March 9, 2015, CentraMed asserted claims against the Company for breach of contract, misrepresentation, tortious interference with contracts and prospective economic relationships and bad faith in connection with the strategic alliance agreement and the asset purchase agreement. On March 24, 2015, the Company rejected the aforementioned claims and denied any liability to CentraMed. The Company intends to contest vigorously any action instituted against it by CentraMed. Because of the many questions of fact and law that may arise, the outcome of this matter is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this matter and, accordingly, we have not accrued any liability associated with this matter.

NOTE 14 – PRIVATE PLACEMENT INVESTMENT
On August 16, 2012, the Company completed a $12,000,000 private placement investment (“private placement investment”) with affiliated funds and accounts of Great Point Partners, LLC, and Noro-Moseley Partners VI, L.P., and another investor. The investment consisted of the following instruments: issuance of 2,416,785 shares of a new Series A 0% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) at $3.00 per share, common stock warrants (“warrants”) exercisable for up to 1,200,000 shares of the Company's common stock at an exercise price of $3.99 per share, and convertible subordinated notes payable in the aggregate principal amount of $5,699,577, which upon stockholder approval, converted into 1,583,210 shares of Series A Preferred Stock. The proceeds were allocated among the instruments based on their relative fair values as follows:

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

(3)
The fair value of the common stock warrants was determined using a Monte-Carlo simulation following a Geometric Brownian motion, using the following assumptions: annual volatility of 75%, risk-free rate of 0.9%, dividend yield of 0.0% and expected life of 5 years. Because the dilutive down-round financing was subject to stockholder approval, which had not happened at the time of the valuation, the model utilized the assumption that the down-round financing would not occur within the simulation.

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
Series A Convertible Preferred Stock
In connection with the private placement investment, the Company issued 2,416,785 shares of Series A Preferred Stock at $3.00 per share. Each share of the Series A Preferred Stock is convertible into one share of the Company's common stock. The price per share of Series A Preferred Stock and the conversion price for the common stock was less than the “market value” of the common stock of $3.82 (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series A Preferred Stock does not pay a dividend, however, the holders are entitled to receive dividends on shares of Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Series A Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Series A Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Series A Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the ten day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the sixty day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.
The allocation of the proceeds and transaction costs based on relative fair values of the instruments resulted in recognition of a discount on the Series A Preferred Stock of $4,410,000, including a discount attributable to a beneficial conversion feature of $2,686,000, which is being amortized from the date of issuance to the earliest redemption date. For the years ended January 31, 2016 and 2015, the Company recognized $1,336,000 and $1,038,000, respectively, of amortization of the discount on Series A Preferred Stock as deemed dividends charged to additional paid in capital, computed under the effective interest rate method. The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series A Preferred Stock and the fair market value of the common stock into which the Series A Preferred Stock are convertible at the commitment date.
On November 1, 2012, upon shareholder approval, the convertible subordinated notes were converted into shares of Series A Convertible Preferred Stock. The convertible subordinated notes had an aggregate principal amount of $5,699,577 and converted into an aggregate of 1,583,210 shares of Preferred Stock. The Company recorded a loss upon conversion of $5,913,000, which represented the difference between the aggregate fair value of the Preferred Stock issued of $9,183,000, based on a $5.80 fair value per share, and the total of carrying value of the notes and unamortized deferred financing cost of $3,270,000. The shares of Series A Preferred Stock issued for the conversion of notes payable are recorded at their aggregate redemption value of $4,750,000 with the difference between the fair value and redemption value of $4,433,000 recorded as additional paid in capital. The fair value of the Preferred Stock was determined using a Monte-Carlo simulation based on the following assumptions: annual volatility of 75%, risk-free rate of 0.8%, and dividend yield of 0.0%. The model also utilized the following assumptions to account for the conditions within the agreement: after four years, if the simulated common stock price fell below a price of $3.00 per share, the convertible preferred stock would automatically convert to common stock on a 1:1 basis moving forward at a price of exactly $3.00 per share and a forced conversion if the simulated stock price exceeded $8.00 per share.
The following table sets forth the activity of the Series A Preferred Stock, classified as temporary equity, during the periods presented:

	Number of Shares	Series A Preferred Stock
Series A Preferred Stock, January 31, 2014	2,949,995	$5,599,668
Accretion of Preferred Stock discount	—	1,038,310
Series A Preferred Stock, January 31, 2015	2,949,995	6,637,978
Accretion of Preferred Stock discount	—	1,336,072
Series A Preferred Stock, January 31, 2016	2,949,995	$7,974,050
At any time following August 31, 2016, subject to the Subordination and Intercreditor among the preferred stockholders, the Company and Wells Fargo, each share of Series A Preferred Stock is redeemable at the option of the holder for an amount equal to the initial issuance price of $3.00 (adjusted to reflect stock splits, stock dividends or like events) plus any accrued and unpaid dividends thereon. The Series A Preferred Stock are classified as temporary equity as the securities are redeemable solely at the option of the holder.
In fiscal 2013, 1,050,000 shares of the Company's Series A Convertible Preferred Stock were converted into Common Stock. As a result, Series A Convertible Preferred Stock was reduced by $3,150,000, with the offsetting increase to Common Stock and Additional Paid-in Capital. As of January 31, 2016 and 2015, 2,949,995 shares of Series A Convertible Preferred Stock remained outstanding.
Common Stock Warrants
In conjunction with the private placement investment, the Company issued common stock warrants exercisable for up to 1,200,000 of the Company's common stock at an exercise price of $3.99 per share. The warrants can be exercised in whole or in part until February 16, 2018. The warrants also include a cashless exercise option which allows the holder to receive a number of shares of common stock based on an agreed upon formula in exchange for the warrant rather than paying cash to exercise. The proceeds, net of transaction costs, allocated to the warrants of $1,425,000 were classified as equity on August 16, 2012, the date of issuance.
Effective October 31, 2012, upon shareholder approval of anti-dilution provisions that reset the warrants’ exercise price if a dilutive issuance occurs, the warrants were reclassified as derivative liabilities. The provisions require the exercise price to reset to the lower price at which the dilutive issuance is consummated, if the dilutive issuance occurs prior to the second anniversary of the warrants’ issuance. If a dilutive issuance occurs after the second anniversary of the warrants’ issuance, then the exercise price will be reset in accordance with a weighted average formula that provides for a partial reset, based on the number of shares raised in the dilutive issuance relative to the number of common stock equivalents outstanding at the time of the dilutive issuance. The change in fair value of the warrants was accounted for as an adjustment to stockholders’ equity for the period between the date of the contract’s last classification as equity to the date of reclassification to liability. The fair value of the warrants was $4,139,000 at October 31, 2012. These warrants have been accounted for as derivative liabilities effective October 31, 2012, and as such, are re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period as a charge or credit to other expenses.
On October 19, 2012, the Company also issued 200,000 warrants to its placement agents as a portion of the fees for services rendered in connection with the private placement investment. The warrants are exercisable through April 30, 2018 at a stated exercise price of $4.06 per share and can be exercised in whole or in part. The warrants also include a cashless exercise option that allows the holder to receive a number of shares of common stock based on an agreed upon formula in exchange for the warrants rather than paying cash to exercise. The warrants have no reset provisions. The warrants had a grant date fair value of $754,000, and are classified as equity on the consolidated balance sheet. The estimated fair value of the warrants was determined by using Monte-Carlo simulations based on the following assumptions: annual volatility of 75%; risk-free rate of 0.9%, dividend yield of 0.0% and expected life of five years.
The following table sets forth the warrants issued and outstanding as of January 31, 2016:

	Number of Shares Issuable	Weighted Average Exercise Price
Warrants - private placement	1,200,000	$3.99
Warrants - placement agent	200,000	4.06
Total	1,400,000	$4.00
The fair value of the private placement warrants was $205,000 and $1,834,000 at January 31, 2016 and 2015, respectively. No warrants were exercised or canceled during fiscal 2015 and 2014.
NOTE 15 — SUBSEQUENT EVENTS
We have evaluated subsequent events through April 20, 2016 and have determined that there are no subsequent events after January 31, 2016 for which disclosure is required.

Schedule II
Valuation and Qualifying Accounts and Reserves
Streamline Health Solutions, Inc.
For the two years ended January 31, 2016

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
Year ended January 31, 2016:
Allowance for doubtful accounts	$666	$48	$—	$(559)	$155
Year ended January 31, 2015:
Allowance for doubtful accounts	$267	$441	$1	$(43)	$666

ITEM 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
None.

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
Management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2016, using criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company’s internal control over financial reporting was effective as of January 31, 2016.
This annual report on Form 10-K does not include an attestation report of our independent public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    Other Information
None.

PART III

ITEM 10.    Directors, Executive Officers And Corporate Governance
Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2016 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.    Executive Compensation
Information regarding executive compensation will be set forth in the proxy statement for our 2016 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. Securities Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in the proxy statement for our 2016 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.    Certain Relationships, Related Transactions And Directors Independence
Information regarding certain relationships and related transactions and director independence will be set forth in the proxy statement for our 2016 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees And Services
Information regarding principal accountant fees and services will be set forth in the proxy statement for our 2016 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules
See Index to Consolidated Financial Statements and Schedule Covered by Reports of Registered Public Accounting Firms included in Part II, Item 8 of this annual report on Form 10-K.
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
DATE: April 20, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/S/ DAVID W. SIDES	Chief Executive Officer and Director (Principal Executive Officer)	April 20, 2016
David W. Sides
/s/ JONATHAN R. PHILLIPS	Director	April 20, 2016
Jonathan R. Phillips
/s/ MICHAEL K. KAPLAN	Director	April 20, 2016
Michael K. Kaplan
/s/ ALLEN S. MOSELEY	Director	April 20, 2016
Allen S. Moseley
/s/ MICHAEL G. VALENTINE	Director	April 20, 2016
Michael G. Valentine
/s/ JUDITH E. STARKEY	Director	April 20, 2016
Judith E. Starkey
/s/ NICHOLAS A. MEEKS	Chief Financial Officer (Principal Financial Officer)	April 20, 2016
Nicholas A. Meeks
/s/ MICHAEL W. HALLORAN	Controller (Principal Accounting Officer)	April 20, 2016
Michael W. Halloran

INDEX TO EXHIBITS
EXHIBITS

3.1
Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Form 10-Q, as filed with the SEC on September 15, 2014).

3.2	Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014, (Incorporated by reference from Exhibit 3.1 of Form 8-K, as filed with the Commission on April 3, 2014).
3.3
Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on November 1, 2012).

4.1
Specimen Common Stock Certificate of Streamline Health Solutions, Inc. (Incorporated by reference from the Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996).

10.1#
Streamline Health Solutions, Inc. 1996 Employee Stock Purchase Plan, as amended and restated effective July 1, 2013 (Incorporated by reference from the Registration Statement on Form S-8, File Number 333-188763, as filed with the Commission on May 22, 2013).

10.2(a)#	2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on May 26, 2005).
10.2(b)#
Amendment No. 1 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc.(Incorporated by reference to Annex 1 of Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 13, 2011).

10.2(c)#
Amendment No. 2 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated by reference to Exhibit 4.3 of Registration Statement on Form S-8, as filed with the Commission on November 15, 2012).

10.3#
Streamline Health Solutions, Inc. Amended and Restated 2013 Stock Incentive Plan (Incorporated by reference from Appendix A to the Definitive Proxy Statement on Schedule 14A, as filed with the Commission on July 21, 2014).

10.3(a)#	Form of Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference from Exhibit 10.2 of the Form 8-K, as filed with the Commission August 25, 2014).
10.3(b)#	Form of Restricted Stock Award Agreement for Executives (Incorporated by reference from Exhibit 10.3 of the Form 8-K, as filed with the Commission August 25, 2014).
10.3(c)#	Form of Stock Option Agreement for Executives (Incorporated by reference from Exhibit 10.4 of the Form 8-K, as filed with the Commission August 25, 2014).
10.4#
Employment Agreement dated September 10, 2014 by and between Streamline Health Solutions, Inc. and David W. Sides (Incorporated by reference from Exhibit 10.1 of the Form 10-Q, as filed with the Commission on December 9, 2014).

10.4(a)#
Amendment to Employment Agreement dated January 8, 2015 by and between Streamline Health Solutions, Inc. and David W. Sides (Incorporated by reference from Exhibit 10.2 of the Form 8-K, as filed with the Commission on January 9, 2015).

10.4(b)#*	Amendment No. 2 to Employment Agreement dated April 19, 2016 by and between Streamline Health Solutions, Inc. and David W. Sides.
10.5#
Employment Agreement among Streamline Health Solutions, Inc., Streamline Health, Inc. and Nicholas A. Meeks effective May 22, 2013 (Incorporated by reference from Exhibit 10.2 of the Form 8-K, as filed with the Commission on May 20, 2013).

10.5(a)#
Amendment No. 1 to Employment Agreement dated June 4, 2015 between Streamline Health Solutions, Inc. and Nicholas A. Meeks (Incorporated by reference from Exhibit 10.1 of the Form 10-Q, as filed with the Commission on June 9, 2015).

10.5(b)#*	Amendment No. 2 to Employment Agreement dated April 19, 2016 between Streamline Health Solutions, Inc. and Nicholas A. Meeks.

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

10.6(b)#
Amendment No. 2 to Employment Agreement dated June 4, 2015 between Streamline Health Solutions, Inc. and Jack W. Kennedy Jr. (Incorporated by reference from Exhibit 10.3 of the Form 10-Q, as filed with the Commission on June 9, 2015).

10.6(c)#
Amendment No. 3 to Employment Agreement dated December 4, 2015 between Streamline Health Solutions, Inc. and Jack W. Kennedy Jr. (Incorporated by reference from Exhibit 10.1 of the Form 10-Q, as filed with the Commission on December 10, 2015).

10.7#
Employment Agreement dated February 3, 2014 by and between Streamline Health Solutions, Inc. and Randolph W. Salisbury (Incorporated by reference from Exhibit 10.24 of the Form 10-K, as filed with the Commission on June 13, 2014).

10.7(a)#
Amendment No. 1 to Employment Agreement dated June 4, 2015 between Streamline Health Solutions, Inc. and Randolph W. Salisbury (Incorporated by reference from Exhibit 10.2 of the Form 10-Q, as filed with the Commission on June 9, 2015).

10.8#*	Employment Agreement dated March 15, 2016 between Streamline Health Solutions, Inc. and Shaun L. Priest.
10.9#
Form of Indemnification Agreement for all directors and officers of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on June 7, 2006).

10.10
Reseller Agreement between IDX Information Systems Corporation and Streamline Health Solutions, Inc. entered into on January 30, 2002 (Incorporated by reference from Exhibit 10.11 of the Form 10-K for the fiscal year ended January 31, 2002, as filed with the Commission on April 29, 2002).

10.10(a)
First Amendment to the Reseller Agreement between IDX Information Systems Corporation and Streamline Health Solutions, Inc. entered into on May 3, 2002 (Incorporated by reference from Exhibit 10 of the Form 10-Q for the quarter ended April 30, 2002, as filed with the Commission on June 4, 2002).

10.11
Software License and Royalty Agreement dated October 25, 2013 between Streamline Health, Inc. and Montefiore Medical Center (Incorporated by reference from Exhibit 10.2 of the Form 10-Q, as filed with the Commission on December 16, 2013).

10.12
Credit Agreement dated as of November 21, 2014 by and among Wells Fargo Bank, N.A., the lenders party thereto, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.2 of the Form 10-Q, as filed with the Commission on December 9, 2014).

10.12(a)*	Subordination and Intercreditor Agreement dated as of November 21, 2014 by and among each subordinated creditor signatory thereto, Streamline Health Solutions, Inc. and Wells Fargo Bank, N.A.
10.12(b)
Waiver and First Amendment to Credit Agreement dated as of April 15, 2015 by and among Wells Fargo Bank, N.A., the lenders party thereto, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.13(a) of the Form 10-K, as filed with the Commission on April 16, 2015).

10.13
Settlement Agreement and Mutual Release dated as of November 20, 2013 by and among Streamline Health Solutions, Inc., IPP Acquisition, LLC, IPP Holding Company, LLC, W. Ray Cross, as seller representative, and each of the members of IPP Holding Company, LLC named therein (Incorporated by reference from Exhibit 10.3 of the Form 10-Q, as filed with the Commission on December 16, 2013).

10.14
Subordinated Promissory Note dated November 20, 2013 made by IPP Acquisition, LLC and Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.4 of the Form 10-Q, as filed with the Commission on December 16, 2013).

10.15
Securities Purchase Agreement, among Streamline Health Solutions, Inc, and each purchaser identified on the signature pages thereto, dated August 16, 2012 (Incorporated by reference from Exhibit 10.4 of the Form 8-K, as filed with the Commission on August 21, 2012).

14.1	Code of Business Conduct and Ethics (Incorporated by reference from Exhibit 14.1 of the Form 10-K, as filed with the Commission on April 16, 2015).
21.1*	Subsidiaries of Streamline Health Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm - RSM US LLP
23.2*	Consent of Independent Registered Public Accounting Firm - KPMG LLP
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Streamline Health Solutions, Inc.'s Annual Report on Form 10- K for the fiscal year ended January 31, 2016 filed with the SEC on April 20, 2016, formatted in XBRL includes: (i) Consolidated Balance Sheets at January 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the two years ended January 31, 2016, (iii) Consolidated Statements of Changes in Stockholders' Equity for the two years ended January 31, 2016, (iv) Consolidated Statements of Cash Flows for the two years ended January 31, 2016, and (v) the Notes to Consolidated Financial Statements.

_______________

*	Filed herewith.

#	Management Contracts and Compensatory Arrangements.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.