Form 10-Q
period 2016-04-30
STREAMLINE HEALTH SOLUTIONS INC.
filed 2016-06-08
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of June 1, 2016: 19,411,549

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	April 30, 2016	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,516,222	$9,882,136
Accounts receivable, net of allowance for doubtful accounts of $191,306 and $155,407, respectively	4,053,983	4,199,315
Contract receivables	93,831	119,697
Prepaid hardware and third-party software for future delivery	7,595	5,858
Prepaid client maintenance contracts	983,787	956,913
Other prepaid assets	997,397	941,532
Other current assets	28,265	97,986
Total current assets	12,681,080	16,203,437
Non-current assets:
Property and equipment:
Computer equipment	2,645,851	2,647,135
Computer software	811,460	801,895
Office furniture, fixtures and equipment	683,443	683,443
Leasehold improvements	729,348	729,348
	4,870,102	4,861,821
Accumulated depreciation and amortization	(2,725,612)	(2,407,746)
Property and equipment, net	2,144,490	2,454,075
Contract receivables, less current portion	—	8,711
Capitalized software development costs, net of accumulated amortization of $15,635,713 and $14,919,948, respectively	5,905,861	6,123,638
Intangible assets, net of accumulated amortization of $4,997,121 and $4,671,675, respectively	7,829,879	8,155,325
Deferred financing costs, net of accumulated amortization of zero and $84,531, respectively	—	270,147
Goodwill	16,184,667	16,184,667
Other	726,895	746,018
Total non-current assets	32,791,792	33,942,581
	$45,472,872	$50,146,018
See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
	April 30, 2016	January 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$569,276	$1,136,779
Accrued compensation	407,088	935,324
Accrued other expenses	536,233	328,551
Current portion of term loan	2,468,227	673,807
Deferred revenues	8,397,555	10,447,280
Current portion of capital lease obligations	411,263	592,642
Total current liabilities	12,789,642	14,114,383
Non-current liabilities:
Term loan	5,645,800	7,861,084
Warrants liability	165,710	205,113
Royalty liability	2,327,136	2,291,888
Lease incentive liability	371,788	369,406
Capital lease obligations	57,526	93,257
Deferred revenues, less current portion	1,078,729	1,212,709
Total non-current liabilities	9,646,689	12,033,457
Total liabilities	22,436,331	26,147,840
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,849,985 redemption value, 4,000,000 shares authorized, 2,949,995 shares issued and outstanding, net of unamortized preferred stock discount of $491,216 and $875,935, respectively	8,358,769	7,974,050
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 19,411,549 and 18,783,540 shares issued and outstanding, respectively	194,115	187,836
Additional paid in capital	79,825,549	79,700,577
Accumulated deficit	(65,341,892)	(63,864,285)
Total stockholders’ equity	14,677,772	16,024,128
	$45,472,872	$50,146,018

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30
	2016	2015
Revenues:
Systems sales	$511,267	$298,616
Professional services	690,615	350,959
Maintenance and support	3,755,553	3,654,065
Software as a service	1,709,786	1,865,802
Total revenues	6,667,221	6,169,442
Operating expenses:
Cost of systems sales	745,484	726,791
Cost of professional services	638,764	771,496
Cost of maintenance and support	857,818	816,905
Cost of software as a service	484,243	738,831
Selling, general and administrative	3,598,841	4,506,174
Research and development	1,722,187	2,224,193
Total operating expenses	8,047,337	9,784,390
Operating loss	(1,380,116)	(3,614,948)
Other income (expense):
Interest expense	(162,012)	(243,941)
Miscellaneous income	66,222	1,988,974
Loss before income taxes	(1,475,906)	(1,869,915)
Income tax (expense) benefit	(1,701)	3,882
Net loss	$(1,477,607)	$(1,866,033)
Less: deemed dividends on Series A Preferred Shares	(384,719)	(295,657)
Net loss attributable to common shareholders	$(1,862,326)	$(2,161,690)
Basic net loss per common share	$(0.10)	$(0.12)
Number of shares used in basic per common share computation	18,995,289	18,600,957
Diluted net loss per common share	$(0.10)	$(0.12)
Number of shares used in diluted per common share computation	18,995,289	18,600,957

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended April 30
	2016	2015
Operating activities:
Net loss	$(1,477,607)	$(1,866,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	320,672	314,325
Amortization of capitalized software development costs	715,765	782,468
Amortization of intangible assets	325,446	337,230
Amortization of other deferred costs	61,184	59,362
Valuation adjustment for warrants liability	(39,403)	(1,266,464)
Share-based compensation expense	477,212	651,982
Other valuation adjustments	47,417	43,412
Loss on disposal of property and equipment	567	34,228
Provision for accounts receivable	71,907	80,086
Deferred tax benefit	—	(9,574)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and contract receivables	108,002	551,201
Other assets	(39,082)	346,036
Accounts payable	(567,503)	(536,076)
Accrued expenses	(279,881)	(117,157)
Deferred revenues	(2,183,705)	(463,777)
Net cash used in operating activities	(2,459,009)	(1,058,751)
Investing activities:
Purchases of property and equipment	(11,654)	(15,582)
Capitalization of software development costs	(497,988)	—
Net cash used in investing activities	(509,642)	(15,582)
Financing activities:
Principal repayments on term loan	(168,451)	(125,000)
Principal payments on capital lease obligation	(217,110)	(199,022)
Recovery of deferred financing costs	—	2,111
Proceeds from exercise of stock options and stock purchase plan	—	143,350
Payments related to settlement of employee shared-based awards	(11,702)	—
Net cash used in financing activities	(397,263)	(178,561)
Decrease in cash and cash equivalents	(3,365,914)	(1,252,894)
Cash and cash equivalents at beginning of period	9,882,136	6,522,600
Cash and cash equivalents at end of period	$6,516,222	$5,269,706

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

April 30, 2016 and 2015

NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, “our”, or the “Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2017.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the fiscal year 2015 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes to the consolidated financial statements contained in the Annual Report on Form 10-K when reviewing interim financial results.
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of our long-term debt approximates fair value since the variable interest rates being paid on the amounts approximate the market interest rate. Long-term debt is classified as Level 2.
The table below provides information on our liabilities that are measured at fair value on a recurring basis:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At April 30, 2016
Warrants liability (1)	$166,000	$—	$—	$166,000
Royalty liability (2)	2,327,000	—	—	2,327,000

At January 31, 2016
Warrants liability (1)	$205,000	$—	$—	$205,000
Royalty liability (2)	2,292,000	—	—	2,292,000
 _______________

(1)
The initial fair value of warrants liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. Changes in fair value of the warrants are recognized within miscellaneous income in the condensed consolidated statements of operations.

(2)
The initial fair value of royalty liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. The fair value of the royalty liability is determined based on the probability-weighted revenue scenarios for the Looking Glass® Clinical Analytics solution licensed from Montefiore Medical Center (discussed in Note 3 - Acquisitions and Strategic Agreements). Fair value adjustments are included within miscellaneous income in the condensed consolidated statements of operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Systems Sales
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
Professional services components that are essential to the functionality of the software and are not considered a separate unit of accounting are recognized in revenue ratably over the life of the client, which approximates the duration of the initial contract term. We defer the associated direct costs for salaries and benefits expense for professional services contracts. These deferred costs will be amortized over the identical term as the associated revenues. As of April 30, 2016 and January 31, 2016, we had deferred costs of $552,000 and $571,000, respectively, net of accumulated amortization of $309,000 and $265,000,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Amortization expense of these costs was $43,000 and $42,000 for the three months ended April 30, 2016 and 2015, respectively.
We use VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. We typically sell professional services on an hourly-fee basis. We monitor projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.
Severances
From time to time, we enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. For the three months ended April 30, 2016 and 2015, we incurred $117,000 and $6,000 in severance expenses, respectively. At April 30, 2016 and January 31, 2016, we had accrued severances of $95,000 and $26,000, respectively.
Equity Awards
We account for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. We incurred total compensation expense related to stock-based awards of $477,000 and $652,000 for the three months ended April 30, 2016 and 2015, respectively.
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
We issue restricted stock awards in the form of our common stock. The fair value of these awards is based on the market close price per share on the day of grant. We expense the compensation cost of these awards as the restriction period lapses, which is typically a one-year service period to the Company. During the first quarter of fiscal 2016, 8,241 shares of common stock were surrendered to the Company to satisfy tax withholding obligations totaling $12,000 in connection with the vesting of restricted stock awards. Shares surrendered by the restricted stock award recipients in accordance with the applicable plan are deemed canceled, therefore not available to be reissued.
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
We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. We believe we have appropriately accounted for any uncertain tax positions. The Company has recorded zero reserves for uncertain tax positions and corresponding interest and penalties as of both April 30, 2016 and January 31, 2016.
Net Loss Per Common Share
We present basic and diluted earnings per share (“EPS”) data for our common stock. Basic EPS is calculated by dividing the net loss attributable to common stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated based on the profit or loss attributable to common stockholders and the weighted average number of shares of common stock outstanding adjusted for the effects of all potential dilutive common stock issuances related to options, unvested restricted stock, warrants and convertible preferred stock. Potential common stock dilution related to outstanding stock options, unvested restricted stock and warrants is determined using the treasury stock method, while potential common stock dilution related to Series A Convertible Preferred Stock is determined using the “if converted” method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with ASC 260, securities are deemed not to be participating in losses if there is no obligation to fund such losses. For the three months ended April 30, 2016 and 2015, the unvested restricted stock awards and the Series A Convertible Preferred Stock were deemed not to be participating since there was a net loss from operations. As of April 30, 2016, there were 2,949,995 shares of preferred stock outstanding, each of which is convertible into one share of our common stock. For the three months ended April 30, 2016 and 2015, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in diluted EPS and therefore, was not included in the calculation. As of April 30, 2016 and 2015, there were 688,495 and 59,307, respectively, unvested restricted shares of common stock outstanding that were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.
The following is the calculation of the basic and diluted net loss per share of common stock:

	Three Months Ended
	April 30, 2016	April 30, 2015
Net loss	$(1,477,607)	$(1,866,033)
Less: deemed dividends on Series A Preferred Stock	(384,719)	(295,657)
Net loss attributable to common stockholders	$(1,862,326)	$(2,161,690)
Weighted average shares outstanding used in basic per common share computations	18,995,289	18,600,957
Stock options and restricted stock	—	—
Number of shares used in diluted per common share computation	18,995,289	18,600,957
Basic net loss per share of common stock	$(0.10)	$(0.12)
Diluted net loss per share of common stock	$(0.10)	$(0.12)

Diluted net loss per share excludes the effect of outstanding stock options that relate to 2,372,827 and 2,641,536 shares of common stock for the three months ended April 30, 2016 and 2015, respectively. The inclusion of these stock options would have been anti-dilutive. For the three months ended April 30, 2016 and 2015, the warrants to purchase 1,400,000 shares of common stock would have an anti-dilutive effect if included in diluted net loss per share and therefore were not included in the calculation.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In April 2015, the FASB issued an accounting standard update relating to simplifying the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update became effective for us on February 1, 2016. As of April 30, 2016, the reported term loan balance includes deferred financing costs totaling $252,000, net of accumulated amortization of $102,000.
In September 2015, the FASB issued an accounting standard update relating to the accounting for business combinations. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The update became effective for us on February 1, 2016. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of the deferred income taxes. The ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance did not change the existing requirement that only permits offsetting within a tax-paying component of an entity. The Company elected to early adopt ASU 2015-17 prospectively in the fourth quarter of fiscal 2015. As a result, all deferred tax assets and liabilities are presented as noncurrent on the condensed consolidated balance sheets. There was no impact on our results of operations as a result of the adoption of ASU 2015-17.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), to improve the accounting for employee share-based payments. The guidance simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. The update will be effective for us on February 1, 2017. We are currently assessing the impact of adopting this guidance on our financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — ACQUISITIONS AND STRATEGIC AGREEMENTS
On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Looking Glass® Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, Streamline paid Montefiore a one-time initial base royalty fee of $3,000,000, and we are obligated to pay on-going quarterly royalty amounts related to future sublicensing of CLG by Streamline. Additionally, Streamline has committed that Montefiore will receive at least an additional $3,000,000 of on-going royalty payments within the first six and one-half years of the license term. As of April 30, 2016 and January 31, 2016, the present value of this royalty liability was $2,327,000 and $2,292,000, respectively.
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

NOTE 4 — LEASES
We rent office space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2022. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows:

	Facilities	Equipment	Fiscal Year Totals
2016 (nine months remaining)	$730,000	$8,000	$738,000
2017	1,007,000	11,000	1,018,000
2018	1,039,000	11,000	1,050,000
2019	967,000	11,000	978,000
2020	504,000	11,000	515,000
Thereafter	964,000	4,000	968,000
Total	$5,211,000	$56,000	$5,267,000

Rent and leasing expense for facilities and equipment was $319,000 and $307,000 for the three months ended April 30, 2016 and 2015, respectively.

The Company has a capital lease to finance office equipment purchases. The balance of fixed assets acquired under these capital leases was $1,652,000 as of both April 30, 2016 and January 31, 2016, and the balance of accumulated depreciation was $1,343,000 and $1,166,000 as of April 30, 2016 and January 31, 2016, respectively. The amortization expense of leased equipment is included in depreciation expense.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with the new credit facility are being amortized over its term on a straight-line basis, which is not materially different from the effective interest method.
The Credit Agreement includes customary financial covenants, including the requirements that the Company maintain minimum liquidity and achieve certain minimum EBITDA levels (as defined in the Credit Agreement). In addition, the credit facility prohibits the Company from paying dividends on the common and preferred stock. Pursuant to the terms of the second amendment to the Credit Agreement entered into as of April 29, 2016, the Company is required to maintain minimum liquidity of at least $6,500,000 from April 29, 2016 through and including the maturity date of the credit facility.
The following table shows our future minimum trailing four quarter period EBITDA covenant thresholds, as modified by the second amendment to the Credit Agreement:

For the four-quarter period ending	Minimum EBITDA
April 30, 2016	$3,000,000
July 31, 2016	1,500,000
October 31, 2016	250,000
January 31, 2017	0
For the four-quarter period ending April 30, 2017, and fiscal quarters thereafter, the minimum EBITDA will be determined within 30 days following delivery of, and based upon, the projections then most recently delivered by the Company.
As of April 30, 2016, the Company had no outstanding borrowings under the revolving line of credit, and had accrued $4,000 in unused line fees.
Outstanding principal balances on debt consisted of the following at:

	April 30, 2016	January 31, 2016
Senior term loan	$8,114,000	$8,535,000
Capital lease	469,000	686,000
Total	8,583,000	9,221,000
Less: Current portion	(2,879,000)	(1,266,000)
Non-current portion of debt	$5,704,000	$7,955,000

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
Future principal repayments of debt consisted of the following at April 30, 2016:

	Senior Term Loan (1)		Capital Lease (2)	Total
2016	$2,244,000	(3)	$390,000	$2,634,000
2017	898,000		93,000	991,000
2018	898,000		—	898,000
2019	4,326,000		—	4,326,000
Total repayments	$8,366,000		$483,000	$8,849,000
 _______________

(1)	Term loan balance on the condensed consolidated balance sheet is reported net of deferred financing costs of $252,000.

(2)	Future minimum lease payments include principal plus interest.

(3)	Includes required prepayment of $1,738,000 made in May 2016. See Note 8 - Subsequent Events for further details.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock
At April 30, 2016, we had 2,949,995 shares of Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) outstanding. Each share of the Preferred Stock is convertible into one share of the Company's common stock. The Preferred Stock does not pay a dividend; however, the holders are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the 10 day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the 60 day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.
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

NOTE 7 — INCOME TAXES
Income tax expense consists of federal, state and local tax provisions. For the three months ended April 30, 2016 and 2015, we recorded federal tax benefit of zero and $8,000, respectively. For the three months ended April 30, 2016 and 2015, we recorded state and local tax expense of $2,000 and $4,000, respectively.

NOTE 8 — SUBSEQUENT EVENTS
We have evaluated subsequent events occurring after April 30, 2016, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements, except for the following.
In May 2016, as a result of excess cash flows achieved as of January 31, 2016 and as required pursuant to the mandatory prepayment provisions of the Credit Agreement, we made a $1,738,000 payment of principal towards the senior term loan with Wells Fargo. The $1,738,000 prepayment is included in current portion of term loan on the condensed consolidated balance sheet as of April 30, 2016.

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

Results of Operations
Revenues

	Three Months Ended
(in thousands):	April 30, 2016	April 30, 2015	Change	% Change
Systems Sales:
Proprietary software - perpetual license	$18	$—	$18	100%
Term license	361	288	73	25%
Hardware and third-party software	131	10	121	1,210%
Professional services	691	351	340	97%
Maintenance and support	3,756	3,654	102	3%
Software as a service	1,710	1,866	(156)	(8)%
Total Revenues	$6,667	$6,169	$498	8%

Proprietary software and term licenses — Revenues from term licenses for the three months ended April 30, 2016 increased by $73,000 over the prior comparable period. This increase was primarily attributable to a new customer for Looking Glass® Clinical Analytics product in the third quarter of fiscal 2015, which resulted in revenue being recognized in the current quarter.
Hardware and third-party software — Revenues from hardware and third-party software sales for the three months ended April 30, 2016 increased by $121,000 over the prior comparable period. Fluctuations from period to period are a function of client demand.
Professional services — For the three-month period ended April 30, 2016, revenues from professional services increased $340,000 from the prior comparable period. The increase in the three-month period was primarily attributable to implementation services in connection with a sale of Coding and CDI perpetual license in the second quarter of fiscal 2015. In addition, fluctuations over periods result from the nature of recognizing professional services revenues once certain milestones are met.
Maintenance and support — Revenues from maintenance and support for the three months ended April 30, 2016 increased by $102,000 from the prior comparable period. The increase was primarily the result of a sale of Coding and CDI perpetual license in the second quarter of fiscal 2015, which resulted in revenue being recognized in the current quarter.
Software as a Service (SaaS) — Revenues from SaaS for the three months ended April 30, 2016 decreased by $156,000 from the prior comparable period. The decrease resulted from cancellations by three customers of our financial management solutions.

Cost of Sales

	Three Months Ended
(in thousands):	April 30, 2016	April 30, 2015	Change	% Change
Cost of systems sales	$745	$727	$18	2%
Cost of professional services	639	771	(132)	(17)%
Cost of maintenance and support	858	817	41	5%
Cost of software as a service	484	739	(255)	(35)%
Total cost of sales	$2,726	$3,054	$(328)	(11)%

The decrease in cost of sales for the three months ended April 30, 2016 from the comparable prior period is primarily the result of decreased personnel expense related to professional services and SaaS operations, as well as a reduction in hosting service fees associated with moving some data previously held by a third-party to the Company’s data center.
Cost of systems sales includes amortization and impairment of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period to period depending on hardware and software configurations of the systems sold. The increase in expense for the three-month period was primarily a result of increased sale of third-party hardware, and was partially offset by the decrease in amortization of capitalized software costs.
The cost of professional services includes compensation and benefits for personnel and related expenses. The decrease in expense over the three-month period is due to a decrease in personnel costs.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The increase in expense for the three-month period is primarily due to an increase in support personnel headcount.
The cost of software-as-a-service solutions is relatively fixed, subject to inflation for the goods and services it requires. The decrease in the three-month period was primarily related to a reduction in SaaS personnel costs and in hosting service fees, as a result of moving data previously held by a third-party to the Company’s data center.
Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	April 30, 2016	April 30, 2015	Change	% Change
General and administrative expenses	$2,455	$3,351	$(896)	(27)%
Sales and marketing expenses	1,144	1,155	(11)	(1)%
Total selling, general, and administrative expense	$3,599	$4,506	$(907)	(20)%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The decrease for the three months ended April 30, 2016 from the comparable prior period was primarily due to a reduction in professional fees.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. The decrease in sales and marketing expense is primarily due to a decrease in professional fees.
Product Research and Development

	Three Months Ended
(in thousands):	April 30, 2016	April 30, 2015	Change	% Change
Research and development expense	$1,722	$2,224	$(502)	(23)%
Plus: Capitalized research and development cost	498	—	498	100%
Total research and development cost	$2,220	$2,224	$(4)	—%

Product research and development cost consists primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and an allocated portion of general overhead costs, including occupancy. Total research and development cost for the three-month period ended April 30, 2016 remained consistent with the prior comparable period. The decrease in research and development expense is a result of an increase in research and development costs in the current period that meet the requirements for capitalization. The Company’s software development efforts during fiscal year 2015 were focused on stabilizing and maintaining our suite of software solutions.  Those efforts did not meet the requirements for capitalization of software development costs.  In the current fiscal year, however, the Company has rebalanced software development efforts to focus on innovation that addresses future client needs and drives higher quality in the value-based world our clients operate in.  These enhancement efforts do meet the requirements for capitalization. Research and development expenses for the three months ended April 30, 2016 and 2015, as a percentage of revenues, were 26% and 36%, respectively.

Other Income (Expense)

	Three Months Ended
(in thousands):	April 30, 2016	April 30, 2015	Change	% Change
Interest expense	$(162)	$(244)	$82	(34)%
Miscellaneous income	66	1,989	(1,923)	(97)%
Total other income (expenses)	$(96)	$1,745	$(1,841)	(106)%

Interest expense consists of interest and commitment fees on the line of credit, interest on the term loans, and is inclusive of deferred financing cost amortization expense. Interest expense decreased for the three months ended April 30, 2016 over the prior comparable period due to the lower principal outstanding. Miscellaneous income for the three months ended April 30, 2016 and 2015 was $66,000 and $1,989,000, respectively. The decrease in miscellaneous income was primarily due to the warrant valuation adjustment, which is driven by the Company’s stock price, as well as the receipt of $750,000 in cash from the Unibased escrow in the first quarter of fiscal 2015.
Provision for Income Taxes
We recorded tax (expense) benefit of $(2,000) and $4,000, respectively, for the three months ended April 30, 2016 and 2015, which is comprised of estimated federal, state and local tax provisions.
Backlog

	April 30, 2016	April 30, 2015
Company proprietary software	$21,410,000	$25,347,000
Third-party hardware and software	200,000	113,000
Professional services	5,480,000	8,046,000
Maintenance and support	20,793,000	19,616,000
Software as a service	14,820,000	21,465,000
Total	$62,703,000	$74,587,000
At April 30, 2016, we had master agreements and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed which, if fully performed, would generate future revenues of $62,703,000 compared with $74,587,000 at April 30, 2015.
Our proprietary software backlog consists of signed agreements to purchase either perpetual software licenses or term licenses. Typically, perpetual licenses included in backlog are either not yet generally available or the software is generally available and the client has not taken possession of the software. Term licenses included in backlog consist of signed agreements where the client has already taken possession, but the payment for the software is bundled with maintenance and support fees over the life of the contract. The decrease in backlog is due to the run-off of previous backlog exceeding renewals and net new contracts.
Third-party hardware and software consists of signed agreements to purchase third-party hardware or third-party software licenses that have not been delivered to the client. These are products that we resell as components of the solution a client purchases. These items are expected to be delivered in the next twelve months as implementations commence.
Professional services backlog consists of signed contracts for services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The decrease in professional services backlog is a result of progress made on existing backlog projects, which is also reflected in first quarter professional services revenue.
Maintenance and support backlog consists of maintenance agreements for licenses of our proprietary software and third-party hardware and software with clients and remarketing partners for which either an agreement has been signed or a purchase order under a master agreement has been received. We include in backlog the signed agreements through their respective renewal dates. Typical maintenance contracts are for a one-year term and are renewed annually. Clients typically prepay maintenance and support which is billed 30-60 days prior to the beginning of the maintenance period. The Company does not expect any significant client attrition over the next 12 months. Maintenance and support backlog at April 30, 2016 was $20,793,000 as compared to $19,616,000 at April 30, 2015. The increase in maintenance and support is due to new contracts and renewals exceeding revenue recognized during the interim period.

At April 30, 2016, we were a party to SaaS agreements that are expected to generate revenues of $14,820,000 through their respective renewal dates in fiscal years 2016 through 2020. Typical SaaS terms are one to seven years in length. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client, and ultimately the official go-live on the system. Therefore, it is difficult for us to accurately estimate the timing of revenue that we will recognize in future periods from SaaS agreements.
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

Adjusted EBITDA has all the inherent limitations of EBITDA. To properly and prudently evaluate our business, we encourage readers to review the GAAP financial statements included elsewhere in this quarterly report on Form 10-Q, and not rely on any single financial measure to evaluate our business. We also strongly urge readers to review the reconciliation of these non-GAAP financial measures to the most comparable GAAP measure in this section, along with the Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.
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

	Three Months Ended
In thousands, except per share data	April 30, 2016	April 30, 2015
Net loss	$(1,478)	$(1,866)
Interest expense	162	244
Income tax expense (benefit)	2	(4)
Depreciation	321	314
Amortization of capitalized software development costs	716	782
Amortization of intangible assets	325	337
Amortization of other costs	43	43
EBITDA	91	(150)
Share-based compensation expense	477	652
Loss on disposal of fixed assets	1	34
Associate severances and other costs relating to transactions or corporate restructuring	—	140
Non-cash valuation adjustments to assets and liabilities	8	(1,223)
Transaction related professional fees, advisory fees, and other internal direct costs	19	12
Other non-recurring income	—	(750)
Adjusted EBITDA	$596	$(1,285)
Adjusted EBITDA margin (1)	9%	(21)%

Loss per share — diluted	$(0.10)	$(0.12)
Adjusted EBITDA per adjusted diluted share (2)	$0.03	$(0.07)
Diluted weighted average shares	18,995,289	18,600,957
Includable incremental shares — adjusted EBITDA (3)	3,251,455	—
Adjusted diluted shares	22,246,744	18,600,957
_______________

(1)	Adjusted EBITDA as a percentage of GAAP net revenues.

(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

(3)
The number of incremental shares that would be dilutive under profit assumption, only applicable under a GAAP net loss. If GAAP profit is earned in the current period, no additional incremental shares are assumed.

Application of Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.
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
Operations are funded by cash generated by operations and borrowings under credit facilities. We believe that cash flows from operations are adequate to fund current obligations for the next twelve months. Cash and cash equivalents balances at April 30, 2016 and January 31, 2016 were $6,516,000 and $9,882,000, respectively. The decrease in cash was primarily the result of significant payments made towards payroll and accounts payable during the first fiscal quarter. As of April 30, 2016, we had $8,936,000 in accounts receivable, of which $4,691,000 is in deferred revenue and, therefore, is not reflected on the condensed consolidated balance sheet.
The Company has additional liquidity through the Credit Agreement described in more detail in Note 5 to our condensed consolidated financial statements included herein. The Company’s primary operating subsidiary has a $5,000,000 revolving line of credit that has not been drawn upon as of the date of this report. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary must comply with customary financial covenants, including the requirement that the Company maintain minimum liquidity of at least $6,500,000 from April 29, 2016 through and including the maturity date of the credit facility. Pursuant to the Credit Agreement’s definition, the liquidity of the Company’s primary operating subsidiary as of April 30, 2016 was $11,516,000, which satisfies the minimum liquidity financial covenant in the Credit Agreement.
The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, calculated pursuant to the Credit Agreement and measured on a quarter-end basis, of at least the required amounts in the relevant table set forth in Note 5 to our condensed consolidated financial statements included in Part I, Item1 herein for the applicable period set forth therein. The required minimum EBITDA level for the period ended April 30, 2016 was $3,000,000.
The Company was in compliance with the applicable loan covenants at April 30, 2016. Based upon the borrowing base formula set forth in the Credit Agreement, as of April 30, 2016, the Company had access to the full amount of the $5,000,000 revolving line of credit.
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
Significant cash obligations

(in thousands)	April 30, 2016	January 31, 2016
Term loans (1)	$8,114	$8,535
Capital leases (1)	469	686
Royalty liability (2)	2,327	2,292
_______________

(1)	See Note 5 to the condensed consolidated financial statements for additional information.

(2)	See Note 3 to the condensed consolidated financial statements for additional information.

Operating cash flow activities

(in thousands)	Three Months Ended
	April 30, 2016	April 30, 2015
Net loss	$(1,478)	$(1,866)
Non-cash adjustments to net loss	1,981	1,027
Cash impact of changes in assets and liabilities	(2,962)	(220)
Operating cash flow	$(2,459)	$(1,059)

The increase in net cash used by operating activities is primarily due to the decrease in deferred revenues as a result of reduced advanced collection as of the quarter end compared to prior to the first fiscal quarter, when a significant number of customer contracts renew.
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
Investing cash flow activities

(in thousands)	Three Months Ended
	April 30, 2016	April 30, 2015
Purchases of property and equipment	$(12)	$(16)
Capitalized software development costs	(498)	—
Investing cash flow	$(510)	$(16)
The increase in cash used for investing activities in the three months ended April 30, 2016 compared to the prior year period is primarily a result of incurring internal software development costs which were eligible for capitalization. In prior year, our development efforts focused on solutions involving development costs that did not qualify for capitalization due to rapid release cycles.
Financing cash flow activities

(in thousands)	Three Months Ended
	April 30, 2016	April 30, 2015
Principal repayments on term loan	$(168)	$(125)
Principal payments on capital lease obligations	(217)	(199)
Return of shares of common stock in connection with the vesting or exercise of equity incentive awards	(12)	—
Recovery of deferred financing costs	—	2
Proceeds from the exercise of stock options and stock purchase plans	—	143
Financing cash flow	$(397)	$(179)
The increase in cash used in financing activities in the three months ended April 30, 2016 over the prior year period was primarily the result of a decrease in proceeds from the exercise of stock options.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We had cash and cash equivalents totaling $6,516,000 as of April 30, 2016. The cash and cash equivalents are held for working capital purposes in deposit accounts. We do not enter into investments for trading or speculative purposes. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates on our deposit accounts given the historically low levels of interest being earned on short-term fixed-rate cash operating accounts.
We had outstanding borrowings on our term loan of $8,114,000 as of April 30, 2016. The term loan bears interest at LIBOR plus an applicable margin. To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly. A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loan, would have resulted in an increase of approximately $21,000 to our interest expense for the three-month period ended April 30, 2016.

Foreign Currency Exchange Risk
Certain of our contracts are denominated in Canadian dollars. As our Canadian sales historically have not been significant to our operations, we do not believe that changes in the Canadian dollar relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. We currently do not transact any other business in any currency other than the U.S. dollar. As we continue to grow our operations, we may increase the amount of our sales to foreign clients. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis to determine whether any forward currency hedge instrument would be warranted.

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
On March 9, 2015, CentraMed asserted claims against the Company for relief for breach of contract, misrepresentation, tortious interference with contracts and prospective economic relationships and bad faith in connection with the strategic alliance agreement and the asset purchase agreement. On March 24, 2015, the Company sent CentraMed a letter rejecting the aforementioned claims and denying any liability to CentraMed. As of June 8, 2016, CentraMed has not responded in writing to the Company’s letter. The Company intends to contest vigorously any action instituted against it by CentraMed. Because of the many questions of fact and law that may arise, the outcome of this matter is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this matter and, accordingly, we have not accrued any liability associated with this matter.

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
Our intellectual property, which represents an important asset to us, has some protection against infringement through copyright and trademark law. We generally have little patent protection on our software. We rely upon license agreements, employment agreements, confidentiality agreements, nondisclosure agreements and similar agreements to maintain the confidentiality of our proprietary information and trade secrets. Notwithstanding these precautions, others may copy, reverse engineer or design independently, technology similar to our solutions. If we fail to protect adequately our intellectual property through trademarks and copyrights, license agreements, employment agreements, confidentiality agreements, nondisclosure agreements or similar agreements, our intellectual property rights may be misappropriated by others, invalidated or challenged, and our competitors could duplicate our technology or may otherwise limit any competitive technology advantage we may have. It may be necessary to litigate to enforce or defend our proprietary technology or to determine the validity of the intellectual property rights of others. Any litigation, successful or unsuccessful, may result in substantial cost and require significant attention by management and technical personnel.
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
On April 15, 2015, we received a waiver from the lender for noncompliance with the minimum EBITDA covenant at January 31, 2015. Pursuant to the terms of the waiver and amendment to the Credit Agreement, from April 30, 2016 and each quarter thereafter, we must reach agreement with the lenders as to the minimum applicable amount of EBITDA we are required to achieve based on the most recent financial projections we submit to the lenders under the Credit Agreement. If we are unable to reach agreement with the lenders, or if the lenders do not approve our projections, we will be in immediate breach of the minimum EBITDA covenant. Pursuant to the terms of the second amendment to the Credit Agreement entered into as of April 29, 2016, the Company is required to maintain minimum liquidity of at least $6,500,000 from April 29, 2016 through and including the maturity date of the credit facility. The Company was in compliance with the applicable loan covenants at April 30, 2016.
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
In August 2012, we completed a private offering of preferred stock, warrants and convertible notes to a group of investors for gross proceeds of $12 million. In November 2012, the convertible notes converted into shares of preferred stock. The preferred stock is redeemable at the option of the holders thereof anytime after August 31, 2016 if not previously converted into shares of common stock. We may not achieve the thresholds required to trigger automatic conversion of the preferred stock and, alternatively, holders may not voluntarily elect to convert the preferred stock into common stock. The election of the holders of our preferred stock to redeem the preferred stock could subject us to decreased liquidity and other negative impacts on our business, results of operations, and financial condition. Under the terms of the Subordination and Intercreditor Agreement among the preferred stockholders, the Company and Wells Fargo, our obligation to redeem the preferred stock is subordinated to our obligations under the senior term loan. For additional information regarding the terms, rights and preferences of the preferred stock and warrants, see Note 14 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016 and our other SEC filings.

Current economic conditions in the U.S. and globally may have significant effects on our clients and suppliers that could result in material adverse effects on our business, operating results and stock price.
Current economic conditions in the U.S. and globally and the concern that the worldwide economy may enter into a prolonged stagnant period could materially adversely affect our clients' access to capital or willingness to spend capital on our solutions and services or their levels of cash liquidity with which to pay for solutions that they will order or have already ordered from us. Continued challenging economic conditions also would likely negatively impact our business, which could result in: (1) reduced demand for our solutions and services; (2) increased price competition for our solutions and services; (3) increased risk of collectability of cash from our clients; (4) increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; (5) reduced revenues; and (6) higher operating costs as a percentage of revenues.
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

Our operating results have fluctuated from quarter-to-quarter in the past, and we may experience continued fluctuations in the future. Future revenues and operating results may vary significantly from quarter-to-quarter as a result of a number of factors, many of which are outside of our control. These factors include: the relatively large size of client agreements; unpredictability in the number and timing of system sales and sales of application hosting services; length of the sales cycle; delays in installations; changes in clients’ financial condition or budgets; increased competition; the development and introduction of new products and services; the loss of significant clients or remarketing partners; changes in government regulations, particularly as they relate to the healthcare industry; the size and growth of the overall healthcare information technology markets; any liability and other claims that may be asserted against us; our ability to attract and retain qualified personnel; national and local general economic and market conditions; and other factors discussed in this report and our other filings with the SEC.

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
As of April 30, 2016, we had 2,949,995 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 14 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016 and our other SEC filings.

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

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: June 8, 2016	By:	/S/ David W. Sides
David W. Sides Chief Executive Officer
DATE: June 8, 2016	By:	/S/ Nicholas A. Meeks
Nicholas A. Meeks Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1*	Second Amendment to Credit Agreement dated as of April 29, 2016 by and among Wells Fargo Bank, N.A., the lenders party thereto, Streamline Health Solutions, Inc. and Streamline Health, Inc.
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10-Q for the three-month period ended April 30, 2016 filed with the SEC on June 8, 2016, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at April 30, 2016 and January 31, 2016, (ii) Condensed Consolidated Statements of Operations for three-month periods ended April 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss for three-month periods ended April 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three-month periods ended April 30, 2016 and 2015, and (v) Notes to the Condensed Consolidated Financial Statements.

_______________

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.