Form 10-Q
period 2016-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2016-09-07
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of September 1, 2016: 19,654,284

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	July 31, 2016	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,513,326	$9,882,136
Accounts receivable, net of allowance for doubtful accounts of $204,654 and $155,407, respectively	3,800,134	4,199,315
Contract receivables	81,343	119,697
Prepaid hardware and third-party software for future delivery	5,992	5,858
Prepaid client maintenance contracts	840,908	956,913
Other prepaid assets	1,208,222	941,532
Other current assets	3,835	97,986
Total current assets	12,453,760	16,203,437
Non-current assets:
Property and equipment:
Computer equipment	2,689,226	2,647,135
Computer software	807,813	801,895
Office furniture, fixtures and equipment	683,443	683,443
Leasehold improvements	729,348	729,348
	4,909,830	4,861,821
Accumulated depreciation and amortization	(3,026,510)	(2,407,746)
Property and equipment, net	1,883,320	2,454,075
Contract receivables, less current portion	—	8,711
Capitalized software development costs, net of accumulated amortization of $16,345,910 and $14,919,948, respectively	5,634,236	6,123,638
Intangible assets, net of accumulated amortization of $5,322,567 and $4,671,675, respectively	7,504,433	8,155,325
Deferred financing costs, net of accumulated amortization of zero and $84,531, respectively	—	270,147
Goodwill	16,184,667	16,184,667
Other	824,032	746,018
Total non-current assets	32,030,688	33,942,581
	$44,484,448	$50,146,018
See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
	July 31, 2016	January 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$733,179	$1,136,779
Accrued compensation	542,120	935,324
Accrued other expenses	238,401	328,551
Current portion of term loan	786,108	673,807
Deferred revenues	9,982,283	10,447,280
Current portion of capital lease obligations	223,749	592,642
Total current liabilities	12,505,840	14,114,383
Non-current liabilities:
Term loan	5,438,932	7,861,084
Warrants liability	143,257	205,113
Royalty liability	2,355,998	2,291,888
Lease incentive liability	364,500	369,406
Capital lease obligations	23,188	93,257
Deferred revenues, less current portion	918,295	1,212,709
Total non-current liabilities	9,244,170	12,033,457
Total liabilities	21,750,010	26,147,840
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,849,985 redemption value, 4,000,000 shares authorized, 2,949,995 shares issued and outstanding, net of unamortized preferred stock discount of $72,710 and $875,935, respectively	8,777,275	7,974,050
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 19,639,774 and 18,783,540 shares issued and outstanding, respectively	196,398	187,836
Additional paid in capital	79,836,959	79,700,577
Accumulated deficit	(66,076,194)	(63,864,285)
Total stockholders’ equity	13,957,163	16,024,128
	$44,484,448	$50,146,018

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31		Six Months Ended July 31
	2016	2015	2016	2015
Revenues:
Systems sales	$1,364,771	$1,941,601	$1,876,038	$2,240,217
Professional services	548,080	659,372	1,238,695	1,010,331
Maintenance and support	3,732,488	3,627,118	7,488,041	7,281,183
Software as a service	1,728,724	2,391,008	3,438,510	4,256,810
Total revenues	7,374,063	8,619,099	14,041,284	14,788,541
Operating expenses:
Cost of systems sales	671,631	694,794	1,417,115	1,421,585
Cost of professional services	529,024	647,569	1,167,788	1,419,065
Cost of maintenance and support	835,353	714,273	1,693,171	1,531,178
Cost of software as a service	455,370	702,769	939,613	1,441,600
Selling, general and administrative	3,341,949	3,779,114	6,940,790	8,285,288
Research and development	2,108,567	2,233,356	3,830,754	4,457,549
Total operating expenses	7,941,894	8,771,875	15,989,231	18,556,265
Operating loss	(567,831)	(152,776)	(1,947,947)	(3,767,724)
Other income (expense):
Interest expense	(120,014)	(248,175)	(282,026)	(492,116)
Miscellaneous (expense) income	(44,756)	(159,814)	21,466	1,829,160
Loss before income taxes	(732,601)	(560,765)	(2,208,507)	(2,430,680)
Income tax (expense) benefit	(1,701)	(3,414)	(3,402)	468
Net loss	$(734,302)	$(564,179)	$(2,211,909)	$(2,430,212)
Less: deemed dividends on Series A Preferred Shares	(418,506)	(325,018)	(803,225)	(620,675)
Net loss attributable to common shareholders	$(1,152,808)	$(889,197)	$(3,015,134)	$(3,050,887)
Basic net loss per common share	$(0.06)	$(0.05)	$(0.16)	$(0.16)
Number of shares used in basic per common share computation	19,791,805	18,628,288	19,393,547	18,614,622
Diluted net loss per common share	$(0.06)	$(0.05)	$(0.16)	$(0.16)
Number of shares used in diluted per common share computation	19,791,805	18,628,288	19,393,547	18,614,622

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended July 31
	2016	2015
Operating activities:
Net loss	$(2,211,909)	$(2,430,212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	630,706	625,239
Amortization of capitalized software development costs	1,425,962	1,557,758
Amortization of intangible assets	650,892	674,460
Amortization of other deferred costs	115,113	83,868
Valuation adjustment for warrants liability	(61,856)	(1,268,084)
Share-based compensation expense	909,411	1,283,459
Other valuation adjustments	83,937	94,351
Loss on disposal of property and equipment	567	34,228
Gain on early extinguishment of lease liability	—	(33,059)
Provision for accounts receivable	88,472	89,002
Deferred tax benefit	—	(9,574)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and contract receivables	357,774	(2,122,715)
Other assets	(214,327)	319,862
Accounts payable	(403,600)	427,914
Accrued expenses	(472,420)	(276,301)
Deferred revenues	(759,411)	1,759,832
Net cash provided by operating activities	139,311	810,028
Investing activities:
Purchases of property and equipment	(60,518)	(117,182)
Capitalization of software development costs	(936,560)	—
Net cash used in investing activities	(997,078)	(117,182)
Financing activities:
Principal repayments on term loan	(2,075,172)	(990,506)
Principal payments on capital lease obligation	(438,962)	(403,701)
Recovery of deferred financing costs	—	2,111
Proceeds from exercise of stock options and stock purchase plan	14,793	207,779
Payments related to settlement of employee shared-based awards	(11,702)	—
Net cash used in financing activities	(2,511,043)	(1,184,317)
Decrease in cash and cash equivalents	(3,368,810)	(491,471)
Cash and cash equivalents at beginning of period	9,882,136	6,522,600
Cash and cash equivalents at end of period	$6,513,326	$6,031,129

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 31, 2016 and 2015

NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, “our”, or the “Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the six months ended July 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2017.

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
The table below provides information on our liabilities that are measured at fair value on a recurring basis:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At July 31, 2016
Warrants liability (1)	$143,000	$—	$—	$143,000
Royalty liability (2)	2,356,000	—	—	2,356,000

At January 31, 2016
Warrants liability (1)	$205,000	$—	$—	$205,000
Royalty liability (2)	2,292,000	—	—	2,292,000
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

Revenue Recognition
We derive revenue from the sale of internally-developed software, either by licensing or by software as a service (“SaaS”), through the direct sales force or through third-party resellers. Licensed, locally-installed clients utilize our support and maintenance services for a separate fee, whereas SaaS fees include support and maintenance. We also derive revenue from professional services that support the implementation, configuration, training, and optimization of the applications. Additional revenues are also derived from reselling third-party software and hardware components.
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
We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple solutions, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the client on a stand-alone basis. An item has stand-alone value to a client when it can be sold separately by any

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vendor or the client could resell the item on a stand-alone basis. Additionally, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items must be considered probable and substantially in the control of the vendor.
We have a defined pricing methodology for all elements of the arrangement and proper review of pricing to ensure adherence to our policies. Pricing decisions include cross-functional teams of senior management, which use market conditions, expected contribution margin, size of the client’s organization, and pricing history for similar solutions when establishing the selling price.
Software as a Service
We use ESP to determine the value for a software-as-a-service arrangement as we cannot establish VSOE, and TPE is not a practical alternative due to differences in functionality from our competitors. Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution and include calculating the equivalent value of maintenance and support on a present value basis over the term of the initial agreement period. Typically, revenue recognition commences once the client goes live on the system and is recognized ratably over the contract term.
Systems Sales
We use the residual method to determine fair value for proprietary software licenses sold in a multi-element arrangement. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to the proprietary software license fees.
Typically, pricing decisions for proprietary software rely on the relative size and complexity of the client purchasing the solution. Third-party components are resold at prices based on a cost-plus margin analysis. The proprietary software and third-party components do not need any significant modification to achieve their intended use. When these revenues meet all criteria for revenue recognition, and are determined to be separate units of accounting, revenue is recognized. Typically, this is upon shipment of components or electronic download of software. Proprietary licenses are perpetual in nature, and license fees do not include rights to version upgrades, fixes or service packs.
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
Professional services components that are essential to the functionality of the software and are not considered a separate unit of accounting are recognized in revenue ratably over the life of the client, which approximates the duration of the initial contract term. We defer the associated direct costs for salaries and benefits expense for professional services contracts. These deferred costs will be amortized over the identical term as the associated revenues. As of July 31, 2016 and January 31, 2016, we had deferred costs of $652,000 and $571,000, respectively, net of accumulated amortization of $345,000 and $265,000,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Amortization expense of these costs was $36,000 and $7,000 for the three months ended July 31, 2016 and 2015, respectively, and $80,000 and $48,000 for the six months ended July 31, 2016 and 2015, respectively.
We use VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. We typically sell professional services on an hourly-fee basis. We monitor projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.
Severances
From time to time, we enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. For the three months ended July 31, 2016 and 2015, we incurred $110,000 and $2,000 in severance expenses, respectively, and $227,000 and $9,000 for the six months ended July 31, 2016 and 2015, respectively. At July 31, 2016 and January 31, 2016, we had accrued severances of $146,000 and $26,000, respectively.
Equity Awards
We account for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. We incurred total compensation expense related to stock-based awards of $432,000 and $631,000 for the three months ended July 31, 2016 and 2015, respectively, and $909,000 and $1,283,000 for the six months ended July 31, 2016 and 2015, respectively.
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
We issue restricted stock awards in the form of our common stock. The fair value of these awards is based on the market closing price per share on the date of grant. We expense the compensation cost of these awards as the restriction period lapses, which is typically a one-year service period to the Company. During the first quarter of fiscal 2016, 8,241 shares of common stock were surrendered to the Company to satisfy tax withholding obligations totaling $12,000 in connection with the vesting of restricted stock awards. Shares surrendered by the restricted stock award recipients in accordance with the applicable plan are deemed canceled, therefore not available to be reissued. During fiscal 2016, the Company awarded 828,225 shares of restricted stock to officers and directors of the Company.
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
We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. We believe we have appropriately accounted for any uncertain tax positions. The Company has recorded zero reserves for uncertain tax positions and corresponding interest and penalties as of both July 31, 2016 and January 31, 2016.
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

In accordance with ASC 260, securities are deemed not to be participating in losses if there is no obligation to fund such losses. For the three and six months ended July 31, 2016 and 2015, the unvested restricted stock awards and the Series A Convertible Preferred Stock were deemed not to be participating since there was a net loss from operations. As of July 31, 2016, there were 2,949,995 shares of preferred stock outstanding, each of which is convertible into one share of our common stock. For the three and six months ended July 31, 2016 and 2015, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in diluted EPS and therefore, was not included in the calculation. As of July 31, 2016 and 2015, there were 828,225 and 118,180, respectively, unvested restricted shares of common stock outstanding that were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the calculation of the basic and diluted net loss per share of common stock:

	Three Months Ended
	July 31, 2016	July 31, 2015
Net loss	$(734,302)	$(564,179)
Less: deemed dividends on Series A Preferred Stock	(418,506)	(325,018)
Net loss attributable to common stockholders	$(1,152,808)	$(889,197)
Weighted average shares outstanding used in basic per common share computations	19,791,805	18,628,288
Stock options and restricted stock	—	—
Number of shares used in diluted per common share computation	19,791,805	18,628,288
Basic net loss per share of common stock	$(0.06)	$(0.05)
Diluted net loss per share of common stock	$(0.06)	$(0.05)

	Six Months Ended
	July 31, 2016	July 31, 2015
Net loss	$(2,211,909)	$(2,430,212)
Less: deemed dividends on Series A Preferred Stock	(803,225)	(620,675)
Net loss attributable to common shareholders	$(3,015,134)	$(3,050,887)
Weighted average shares outstanding used in basic per common share computations	19,393,547	18,614,622
Stock options and restricted stock	—	—
Number of shares used in diluted per common share computation	19,393,547	18,614,622
Basic net loss per share of common stock	$(0.16)	$(0.16)
Diluted net loss per share of common stock	$(0.16)	$(0.16)
Diluted net loss per share excludes the effect of outstanding stock options that relate to 2,172,480 and 2,978,344 shares of common stock for the six months ended July 31, 2016 and 2015, respectively. The inclusion of these stock options would have been anti-dilutive. For the three and six months ended July 31, 2016 and 2015, the warrants to purchase 1,400,000 shares of common stock would have an anti-dilutive effect if included in diluted net loss per share and therefore were not included in the calculation.
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
In April 2015, the FASB issued an accounting standard update relating to simplifying the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update became effective for us on February 1, 2016. As of July 31, 2016, the reported term loan balance includes deferred financing costs totaling $235,000, net of accumulated amortization of $120,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2015, the FASB issued an accounting standard update relating to the accounting for business combinations. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The update became effective for us on February 1, 2016. For the periods included in this report, there was no impact on our financial position or results of operations as a result of the adoption of this update.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of the deferred income taxes. The ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance did not change the existing requirement that only permits offsetting within a tax-paying component of an entity. The Company elected to early adopt ASU 2015-17 prospectively in the fourth quarter of fiscal 2015. As a result, all deferred tax assets and liabilities are presented as noncurrent on the condensed consolidated balance sheets. For the periods included in this report, there was no impact on our results of operations as a result of the adoption of ASU 2015-17.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — ACQUISITIONS AND STRATEGIC AGREEMENTS
On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Looking Glass® Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, we paid Montefiore a one-time initial base royalty fee of $3,000,000, and we are obligated to pay on-going quarterly royalty amounts related to future sublicensing of CLG by us. Additionally, we have committed that Montefiore will receive at least an additional $3,000,000 of on-going royalty payments within the first six and one-half years of the license term. As of July 31, 2016 and January 31, 2016, the present value of this royalty liability was $2,356,000 and $2,292,000, respectively.
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

NOTE 4 — LEASES
We rent office space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2022. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows:

	Facilities	Equipment	Fiscal Year Totals
2016 (six months remaining)	$489,000	$6,000	$495,000
2017	1,007,000	11,000	1,018,000
2018	1,039,000	11,000	1,050,000
2019	967,000	11,000	978,000
2020	504,000	11,000	515,000
Thereafter	964,000	2,000	966,000
Total	$4,970,000	$52,000	$5,022,000

Rent and leasing expense for facilities and equipment was $328,000 and $325,000 for the three months ended July 31, 2016 and 2015, respectively, and $646,000 and $632,000 for the six months ended July 31, 2016 and 2015, respectively.

The Company has a capital lease to finance office equipment purchases. The balance of fixed assets acquired under these capital leases was $1,652,000 as of both July 31, 2016 and January 31, 2016, and the balance of accumulated depreciation was $1,521,000 and $1,166,000 as of July 31, 2016 and January 31, 2016, respectively. The amortization expense of leased equipment is included in depreciation expense.

NOTE 5 — DEBT
Term Loan and Line of Credit
On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto. Pursuant to the Credit Agreement, the lenders agreed to provide a $10,000,000 senior term loan and a $5,000,000 revolving line of credit to our primary operating subsidiary. Amounts outstanding under the Credit Agreement bear interest at either LIBOR or the base rate, as elected by the Company, plus an applicable margin. Subject to the Company’s leverage ratio, under the terms of the original Credit Agreement, the applicable LIBOR rate margin varied from 4.25% to 5.25%, and the applicable base rate margin varied from 3.25% to 4.25%. Pursuant to the terms of the amendment to the Credit Agreement entered into as of April 15, 2015, the applicable LIBOR rate margin was changed to vary from 4.25% to 6.25%, and the applicable base rate margin was changed to vary from 3.25% to 5.25%. The term loan and line of credit mature on November 21, 2019 and provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. At closing, the Company repaid indebtedness under its prior credit facility using approximately $7,400,000 of the proceeds provided by the term loan. The prior credit facility with Fifth Third Bank was terminated concurrent with the entry of the Credit Agreement and unamortized debt financing costs and discount of $315,000 associated with the terminated debt was included in loss on early extinguishment of debt. Financing costs

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $355,000 associated with the new credit facility are being amortized over its term on a straight-line basis, which is not materially different from the effective interest method.
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
As of July 31, 2016, the Company had no outstanding borrowings under the revolving line of credit, and had accrued $4,000 in unused line fees.
Outstanding principal balances on debt consisted of the following at:

	July 31, 2016	January 31, 2016
Senior term loan	$6,225,000	$8,535,000
Capital lease	247,000	686,000
Total	6,472,000	9,221,000
Less: Current portion	(1,010,000)	(1,266,000)
Non-current portion of debt	$5,462,000	$7,955,000

In May 2015, we used the proceeds received from the Unibased escrow fund to make a $750,000 payment of principal towards the senior term loan with Wells Fargo. In August 2015, we used the proceeds received in connection with the execution of a settlement agreement with FTI Consulting, Inc. (“FTI”) to make a $250,000 payment of principal towards the senior term loan with Wells Fargo. As a result of these prepayments, the schedule of future principal payments was revised to reduce each future principal payment on a pro rata basis. Additionally, in May 2016, as a result of excess cash flows achieved as of January 31, 2016 and as required pursuant to the mandatory prepayment provisions of the Credit Agreement, we made a $1,738,000 payment of principal towards the senior term loan with Wells Fargo, which reduced the amount of principal due upon its maturity.
Future principal repayments of debt consisted of the following at July 31, 2016:

	Senior Term Loan (1)	Capital Lease (2)	Total
2016	$337,000	$161,000	$498,000
2017	898,000	93,000	991,000
2018	898,000	—	898,000
2019	4,326,000	—	4,326,000
Total repayments	$6,459,000	$254,000	$6,713,000
 _______________

(1)	Term loan balance on the condensed consolidated balance sheet is reported net of deferred financing costs of $235,000.

(2)	Future minimum lease payments include principal plus interest.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock
At July 31, 2016, we had 2,949,995 shares of Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) outstanding. Each share of the Preferred Stock is convertible into one share of the Company's common stock. The Preferred Stock does not pay a dividend; however, the holders are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the 10 day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the 60 day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.
At any time following August 31, 2016, subject to the terms of the Subordination and Intercreditor Agreement among the preferred stockholders, the Company and Wells Fargo, which prohibits the redemption of the Preferred Stock without the consent of Wells Fargo, each share of Preferred Stock is redeemable at the option of the holder for an amount equal to the initial issuance price of $3.00 (adjusted to reflect stock splits, stock dividends or similar events) plus any accrued and unpaid dividends thereon. The Preferred Stock is classified as temporary equity as the securities are redeemable solely at the option of the holder.

NOTE 7 — INCOME TAXES
Income tax expense consists of federal, state and local tax provisions. For the six months ended July 31, 2016 and 2015, we recorded federal tax benefit of zero and $8,000, respectively. For the six months ended July 31, 2016 and 2015, we recorded state and local tax expense of $3,000 and $8,000, respectively.

NOTE 8 — SUBSEQUENT EVENTS
We have evaluated subsequent events occurring after July 31, 2016, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements.

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

Results of Operations
Revenues

	Three Months Ended
(in thousands):	July 31, 2016	July 31, 2015	Change	% Change
Systems Sales:
Proprietary software - perpetual license	$1,003	$1,646	$(643)	(39)%
Term license	274	289	(15)	(5)%
Hardware and third-party software	88	7	81	1,157%
Professional services	548	659	(111)	(17)%
Maintenance and support	3,732	3,627	105	3%
Software as a service	1,729	2,391	(662)	(28)%
Total Revenues	$7,374	$8,619	$(1,245)	(14)%

	Six Months Ended
(in thousands):	July 31, 2016	July 31, 2015	Change	% Change
System Sales:
Proprietary software - perpetual license	$1,021	$1,646	$(625)	(38)%
Term license	636	578	58	10%
Hardware and third-party software	219	17	202	1,188%
Professional services	1,239	1,010	229	23%
Maintenance and support	7,488	7,281	207	3%
Software as a service	3,438	4,257	(819)	(19)%
Total Revenues	$14,041	$14,789	$(748)	(5)%
Proprietary software and term licenses — Proprietary software revenues recognized for the three and six months ended July 31, 2016 decreased by $643,000 and $625,000, respectively, over the prior comparable periods. These decreases are attributable to a larger perpetual license sale of our Looking Glass® abstracting solution in the second quarter of fiscal 2015.
Hardware and third-party software — Revenues from hardware and third-party software sales for the three and six months ended July 31, 2016 increased by $81,000 and $202,000 over the prior comparable period. Fluctuations from period to period are a function of client demand.
Professional services — For the three- and six-month periods ended July 31, 2016, revenues from professional services decreased $111,000 and increased $229,000, respectively, from the prior comparable periods. The decrease in the three-month period was primarily attributable to significant milestones being met in the second fiscal quarter of 2015, as a result of the completion of a fixed fee project to extend our Abstracting solution to an additional facility. The increase in the six-month period was primarily attributable to implementation services in connection with a sale of Coding and CDI perpetual license in the second quarter of fiscal 2015, which resulted in additional revenue being recognized in the current fiscal year.
Maintenance and support — Revenues from maintenance and support for the three and six months ended July 31, 2016 increased by $105,000 and $207,000, respectively, from the prior comparable periods. These increases were primarily the result of a sale of Coding and CDI perpetual license in the second quarter of fiscal 2015, which resulted in additional revenue being recognized in the current fiscal year.
Software as a Service (SaaS) — Revenues from SaaS for the three and six months ended July 31, 2016 decreased by $662,000 and $819,000, respectively, from the prior comparable periods. These decreases resulted from cancellations by three customers of our financial management solutions.

Cost of Sales

	Three Months Ended
(in thousands):	July 31, 2016	July 31, 2015	Change	% Change
Cost of systems sales	$672	$695	$(23)	(3)%
Cost of professional services	529	648	(119)	(18)%
Cost of maintenance and support	835	714	121	17%
Cost of software as a service	455	703	(248)	(35)%
Total cost of sales	$2,491	$2,760	$(269)	(10)%

	Six Months Ended
(in thousands):	July 31, 2016	July 31, 2015	Change	% Change
Cost of systems sales	$1,417	$1,422	$(5)	—%
Cost of professional services	1,168	1,419	(251)	(18)%
Cost of maintenance and support	1,693	1,531	162	11%
Cost of software as a service	940	1,442	(502)	(35)%
Total cost of sales	$5,218	$5,814	$(596)	(10)%
The decrease in cost of sales for the three and six months ended July 31, 2016 from the comparable prior periods is primarily the result of decreased personnel expense related to professional services and SaaS operations, as well as a reduction in hosting service fees associated with moving some data previously held by a third-party to the Company’s data center.
Cost of systems sales includes amortization and impairment of capitalized software expenditures, royalties, and the cost of third-party hardware and software. Cost of systems sales, as a percentage of systems sales, varies from period to period depending on hardware and software configurations of the systems sold. The decrease in expense for the three- and six-month period was primarily a result of reduced amortization of capitalized software costs, and was partially offset by the increase in sales of third-party hardware.
The cost of professional services includes compensation and benefits for personnel and related expenses. The decrease in expense for the three- and six-month periods from the prior comparable periods is primarily due to a decrease in personnel costs.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The increase in expense for the three- and six-month periods was primarily due to an increase in support personnel headcount, and was partially offset by the decrease in third-party maintenance contracts cost.
The cost of software-as-a-service solutions is relatively fixed, subject to inflation for the goods and services it requires. The decrease in the three- and six-month periods from the prior comparable periods was primarily related to a reduction in SaaS personnel costs, as well as in telecommunication costs and in hosting service fees, as a result of moving data previously held by a third-party to the Company’s data center.
Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	July 31, 2016	July 31, 2015	Change	% Change
General and administrative expenses	$2,233	$2,654	$(421)	(16)%
Sales and marketing expenses	1,109	1,125	(16)	(1)%
Total selling, general, and administrative expense	$3,342	$3,779	$(437)	(12)%

	Six Months Ended
(in thousands):	July 31, 2016	July 31, 2015	Change	% Change
General and administrative expenses	$4,688	$6,006	$(1,318)	(22)%
Sales and marketing expenses	2,253	2,279	(26)	(1)%
Total selling, general, and administrative	$6,941	$8,285	$(1,344)	(16)%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The decrease for the three and six months ended July 31, 2016 from the comparable prior periods was primarily due to a reduction in professional fees, stock compensation expense and accrued bonuses.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. The decrease in sales and marketing expense is primarily due to a decrease in professional fees.
Product Research and Development

	Three Months Ended
(in thousands):	July 31, 2016	July 31, 2015	Change	% Change
Research and development expense	$2,109	$2,233	$(124)	(6)%
Plus: Capitalized research and development cost	439	—	439	100%
Total research and development cost	$2,548	$2,233	$315	14%

	Six Months Ended
(in thousands):	July 31, 2016	July 31, 2015	Change	% Change
Research and development expense	$3,831	$4,458	$(627)	(14)%
Plus: Capitalized research and development cost	937	—	937	#DIV/0!
Total research and development cost	$4,768	$4,458	$310	7%
Product research and development cost consists primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and an allocated portion of general overhead costs, including occupancy. The increase in total research and development cost for the three- and six-month periods ended July 31, 2016 from the prior comparable periods is primarily due to an increase in development staffing. The decrease in research and development expense was a result of an increase in research and development costs in the current period that meet the requirements for capitalization, and was partially offset by the increase in personnel costs. The Company’s software development efforts during fiscal year 2015 were focused on stabilizing and maintaining our suite of software solutions.  Those efforts did not meet the requirements for capitalization of software development costs.  In the current fiscal year, however, the Company has rebalanced software development efforts to focus on innovation that addresses future client needs and drives higher quality in the value-based world in which our clients operate. These enhancement efforts do meet the requirements for capitalization. Research and development expenses for the six months ended July 31, 2016 and 2015, as a percentage of revenues, were 27% and 30%, respectively.

Other Income (Expense)

	Three Months Ended
(in thousands):	July 31, 2016	July 31, 2015	Change	% Change
Interest expense	$(120)	$(248)	$128	(52)%
Miscellaneous loss	(45)	(160)	115	(72)%
Total other expenses	$(165)	$(408)	$243	(60)%

	Six Months Ended
(in thousands):	July 31, 2016	July 31, 2015	Change	% Change
Interest expense	$(282)	$(492)	$210	(43)%
Miscellaneous income	21	1,829	(1,808)	(99)%
Total other (expense) income	$(261)	$1,337	$(1,598)	(120)%
Interest expense consists of interest and commitment fees on the line of credit, interest on the term loans, and is inclusive of deferred financing cost amortization expense. Interest expense decreased for the three and six months ended July 31, 2016 from the prior comparable periods due to the lower principal amounts outstanding. Miscellaneous expense for the three months ended July 31, 2016 and 2015 was $45,000 and $160,000, respectively. The decrease in miscellaneous expense was primarily due to reduced loss from foreign currency exchange transactions. Miscellaneous income for the six months ended July 31, 2016 and 2015 was $21,000 and $1,829,000, respectively. The decrease in miscellaneous income was primarily due to the warrant valuation adjustment, which is driven by the Company’s stock price, as well as the receipt of $750,000 in cash from the Unibased escrow in the first quarter of fiscal 2015.
Provision for Income Taxes
We recorded tax expense of $2,000 and $3,000, respectively, for the three months ended July 31, 2016 and 2015, and $3,000 and zero, respectively, for the six months ended July 31, 2016 and 2015, which is comprised of estimated federal, state and local tax provisions.
Backlog

	July 31, 2016	July 31, 2015
Company proprietary software	$15,133,000	$20,996,000
Third-party hardware and software	200,000	220,000
Professional services	5,563,000	5,934,000
Maintenance and support	19,569,000	22,921,000
Software as a service	13,177,000	19,600,000
Total	$53,642,000	$69,671,000
At July 31, 2016, we had master agreements and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed which, if fully performed, would generate future revenues of $53,642,000 compared with $69,671,000 at July 31, 2015.
Our proprietary software backlog consists of signed agreements to purchase either perpetual software licenses or term licenses. Typically, perpetual licenses included in backlog are either not yet generally available or the software is generally available and the client has not taken possession of the software. Term licenses included in backlog consist of signed agreements where the client has already taken possession, but the payment for the software is bundled with maintenance and support fees over the life of the contract. The decrease in backlog is primarily due to the conversion of a long-delayed term license into a perpetual license agreement coupled with an overall reduction in scope. Backlog was further reduced by the run-off of previous backlog exceeding renewals and net new contracts.
Third-party hardware and software consists of signed agreements to purchase third-party hardware or third-party software licenses that have not been delivered to the client. These are products that we resell as components of the solution a client purchases. These items are expected to be delivered in the next twelve months as implementations commence.
Professional services backlog consists of signed contracts for services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The decrease in professional services backlog is a result of progress made on existing backlog projects.
Maintenance and support backlog consists of maintenance agreements for licenses of our proprietary software and third-party hardware and software with clients and remarketing partners for which either an agreement has been signed or a purchase order under a master agreement has been received. We include in backlog the signed agreements through their respective renewal dates. Typical maintenance contracts are for a one-year term and are renewed annually. Clients typically prepay maintenance and support which is billed 30-60 days prior to the beginning of the maintenance period. The Company does not expect any significant client attrition over the next 12 months. Maintenance and support backlog at July 31, 2016 was $19,569,000 as compared to $22,921,000 at July 31, 2015. The decrease in maintenance and support backlog is due to revenue recognized during the interim period exceeding new contracts and renewals.
At July 31, 2016, we were a party to SaaS agreements that are expected to generate revenues of $13,177,000 through their respective renewal dates in fiscal years 2016 through 2021. Typical SaaS contract terms are one to seven years in length. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client, and ultimately the official time when the client goes live on the system. Therefore, it is difficult for us to accurately estimate the timing of revenue that we will recognize in future periods from SaaS agreements.
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
The following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most comparable GAAP-based measure, as well as Adjusted EBITDA per diluted share to loss per diluted share. All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended		Six Months Ended
In thousands, except per share data	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
Net loss	$(734)	$(564)	$(2,212)	$(2,430)
Interest expense	120	248	282	492
Income tax expense	2	3	3	—
Depreciation	310	311	631	625
Amortization of capitalized software development costs	710	775	1,426	1,558
Amortization of intangible assets	325	337	651	674
Amortization of other costs	36	7	80	48
EBITDA	769	1,117	861	967
Share-based compensation expense	432	631	909	1,283
Loss on disposal of fixed assets	—	—	1	34
Associate severances and other costs relating to transactions or corporate restructuring	110	67	110	206
Non-cash valuation adjustments to assets and liabilities	14	49	22	(1,173)
Transaction related professional fees, advisory fees, and other internal direct costs	236	7	255	20
Other non-recurring income	—	—	—	(750)
Adjusted EBITDA	$1,561	$1,871	$2,158	$587
Adjusted EBITDA margin (1)	21%	22%	15%	4%

Loss per share — diluted	$(0.06)	$(0.05)	$(0.16)	$(0.16)
Adjusted EBITDA per adjusted diluted share (2)	$0.07	$0.09	$0.10	$0.03
Diluted weighted average shares	19,791,805	18,628,288	19,393,547	18,614,622
Includable incremental shares — adjusted EBITDA (3)	3,376,285	2,237,608	3,313,870	2,623,593
Adjusted diluted shares	23,168,090	20,865,896	22,707,417	21,238,215
_______________

(1)	Adjusted EBITDA as a percentage of GAAP net revenues.

(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

(3)
The number of incremental shares that would be dilutive under an assumption that the Company is profitable during the reported period, which is only applicable for a period in which the Company reports a GAAP net loss. If a GAAP profit is earned in the reported periods, no additional incremental shares are assumed.

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
Operations are funded by cash generated by operations and borrowings under credit facilities. We believe that cash flows from operations are adequate to fund current obligations for the next twelve months. Cash and cash equivalents balances at July 31, 2016 and January 31, 2016 were $6,513,000 and $9,882,000, respectively. The decrease in cash was primarily the result of significant payments made towards reducing our debt, payroll and accounts payable during the current fiscal period. As of July 31, 2016, we had $4,483,000 in accounts receivable, of which $478,000 is in deferred revenue and, therefore, is not reflected on the condensed consolidated balance sheet.
The Company has additional liquidity through the Credit Agreement described in more detail in Note 5 to our condensed consolidated financial statements included herein. The Company’s primary operating subsidiary has a $5,000,000 revolving line of credit that has not been drawn upon as of the date of this report. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary must comply with customary financial covenants, including the requirement that the Company maintain minimum liquidity of at least $6,500,000 from April 29, 2016 through and including the maturity date of the credit facility. Pursuant to the Credit Agreement’s definition, the liquidity of the Company’s primary operating subsidiary as of July 31, 2016 was $11,513,000, which satisfies the minimum liquidity financial covenant in the Credit Agreement.
The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, calculated pursuant to the Credit Agreement and measured on a quarter-end basis, of at least the required amounts in the relevant table set forth in Note 5 to our condensed consolidated financial statements included in Part I, Item1 herein for the applicable period set forth therein. The required minimum EBITDA level for the period ended July 31, 2016 was $1,500,000.
The Company was in compliance with the applicable loan covenants at July 31, 2016. Based upon the borrowing base formula set forth in the Credit Agreement, as of July 31, 2016, the Company had access to the full amount of the $5,000,000 revolving line of credit.
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

Significant cash obligations

(in thousands)	July 31, 2016	January 31, 2016
Term loans (1)	$6,225	$8,535
Capital leases (1)	247	686
Royalty liability (2)	2,356	2,292
_______________

(1)	See Note 5 to the condensed consolidated financial statements for additional information.

(2)	See Note 3 to the condensed consolidated financial statements for additional information.

Operating cash flow activities

(in thousands)	Six Months Ended
	July 31, 2016	July 31, 2015
Net loss	$(2,212)	$(2,430)
Non-cash adjustments to net loss	3,843	3,131
Cash impact of changes in assets and liabilities	(1,492)	109
Operating cash flow	$139	$810

The decrease in net cash provided by operating activities is primarily due to higher payments towards accounts payables being made in the six months ended July 31, 2016 over the prior comparable period.
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
Investing cash flow activities

(in thousands)	Six Months Ended
	July 31, 2016	July 31, 2015
Purchases of property and equipment	$(61)	$(117)
Capitalized software development costs	(937)	—
Investing cash flow	$(998)	$(117)
The increase in cash used for investing activities in the six months ended July 31, 2016 compared to the prior year period is primarily a result of incurring internal software development costs which were eligible for capitalization. In prior year, our development efforts focused on solutions involving development costs that did not qualify for capitalization due to rapid release cycles.

Financing cash flow activities

(in thousands)	Six Months Ended
	July 31, 2016	July 31, 2015
Principal repayments on term loan	$(2,075)	$(991)
Principal payments on capital lease obligations	(438)	(403)
Return of shares of common stock in connection with the vesting or exercise of equity incentive awards	(12)	—
Recovery of deferred financing costs	—	2
Proceeds from the exercise of stock options and stock purchase plans	15	208
Financing cash flow	$(2,510)	$(1,184)
The increase in cash used in financing activities in the six months ended July 31, 2016 over the prior year period was primarily the result of an increase in principal repayments on term loan as well as the decrease in proceeds from the exercise of stock options.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We had cash and cash equivalents totaling $6,513,000 as of July 31, 2016. The cash and cash equivalents are held for working capital purposes in deposit accounts. We do not enter into investments for trading or speculative purposes. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates on our deposit accounts given the historically low levels of interest being earned on short-term fixed-rate cash operating accounts.
We had outstanding borrowings on our term loan of $6,225,000 as of July 31, 2016. The term loan bears interest at LIBOR plus an applicable margin. To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly. A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loan, would have resulted in an increase of approximately $38,000 to our interest expense for the six-month period ended July 31, 2016.

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
On April 15, 2015, we received a waiver from the lender for noncompliance with the minimum EBITDA covenant at January 31, 2015. Pursuant to the terms of the waiver and amendment to the Credit Agreement, from April 30, 2016 and each quarter thereafter, we must reach agreement with the lenders as to the minimum applicable amount of EBITDA we are required to achieve based on the most recent financial projections we submit to the lenders under the Credit Agreement. If we are unable to reach agreement with the lenders, or if the lenders do not approve our projections, we will be in immediate breach of the minimum EBITDA covenant. Pursuant to the terms of the second amendment to the Credit Agreement entered into as of April 29, 2016, the Company is required to maintain minimum liquidity of at least $6,500,000 from April 29, 2016 through and including the maturity date of the credit facility. The Company was in compliance with the applicable loan covenants at July 31, 2016.
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
In August 2012, we completed a private offering of preferred stock, warrants and convertible notes to a group of investors for gross proceeds of $12 million. In November 2012, the convertible notes converted into shares of preferred stock. Subject to the terms of the Subordination and Intercreditor Agreement, the preferred stock is redeemable at the option of the holders thereof anytime after August 31, 2016 if not previously converted into shares of common stock. We may not achieve the thresholds required to trigger automatic conversion of the preferred stock and, alternatively, holders may not voluntarily elect to convert the preferred stock into common stock. The election of the holders of our preferred stock to redeem the preferred stock could subject us to decreased liquidity and other negative impacts on our business, results of operations, and financial condition. Under the terms of the Subordination and Intercreditor Agreement among the preferred stockholders, the Company and Wells Fargo, our obligation to redeem the preferred stock is subordinated to our obligations under the senior term loan and the preferred stock may not be redeemed without the consent of Wells Fargo. For additional information regarding the terms, rights and preferences of the preferred stock and warrants, see Note 14 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016 and our other SEC filings.

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
As of July 31, 2016, we had 2,949,995 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 14 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016 and our other SEC filings.

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

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: September 7, 2016	By:	/S/ David W. Sides
David W. Sides Chief Executive Officer
DATE: September 7, 2016	By:	/S/ Nicholas A. Meeks
Nicholas A. Meeks Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10-Q for the three-month period ended July 31, 2016 filed with the SEC on September 7, 2016, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at July 31, 2016 and January 31, 2016, (ii) Condensed Consolidated Statements of Operations for three- and six-month periods ended July 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six-month periods ended July 31, 2016 and 2015, and (iv) Notes to the Condensed Consolidated Financial Statements.

_______________

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.