Form 10-Q
period 2016-10-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2016-12-07
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016
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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of December 1, 2016: 19,684,284

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	October 31, 2016	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,540,462	$9,882,136
Accounts receivable, net of allowance for doubtful accounts of $214,117 and $155,407, respectively	2,956,880	4,199,315
Contract receivables	360,876	119,697
Prepaid hardware and third-party software for future delivery	5,858	5,858
Prepaid client maintenance contracts	710,395	956,913
Other prepaid assets	925,992	941,532
Other current assets	18,323	97,986
Total current assets	7,518,786	16,203,437
Non-current assets:
Property and equipment:
Computer equipment	3,128,865	2,647,135
Computer software	827,642	801,895
Office furniture, fixtures and equipment	683,443	683,443
Leasehold improvements	729,348	729,348
	5,369,298	4,861,821
Accumulated depreciation and amortization	(3,266,162)	(2,407,746)
Property and equipment, net	2,103,136	2,454,075
Contract receivables, less current portion	—	8,711
Capitalized software development costs, net of accumulated amortization of $17,066,321 and $14,919,948, respectively	5,835,305	6,123,638
Intangible assets, net of accumulated amortization of $5,648,013 and $4,671,675, respectively	7,726,910	8,155,325
Deferred financing costs, net of accumulated amortization of zero and $84,531, respectively	—	270,147
Goodwill	16,184,667	16,184,667
Other	779,726	746,018
Total non-current assets	32,629,744	33,942,581
	$40,148,530	$50,146,018
See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
	October 31, 2016	January 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,089,276	$1,136,779
Accrued compensation	660,244	935,324
Accrued other expenses	175,713	328,551
Current portion of term loan	842,258	673,807
Deferred revenues	7,076,812	10,447,280
Current portion of capital lease obligations	124,630	592,642
Total current liabilities	9,968,933	14,114,383
Non-current liabilities:
Term loan	5,232,064	7,861,084
Warrants liability	168,238	205,113
Royalty liability	2,385,315	2,291,888
Lease incentive liability	352,545	369,406
Capital lease obligations	—	93,257
Deferred revenues, less current portion	789,574	1,212,709
Total non-current liabilities	8,927,736	12,033,457
Total liabilities	18,896,669	26,147,840
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,849,985 redemption value, 4,000,000 shares authorized, 2,949,995 shares issued and outstanding, net of unamortized preferred stock discount of zero and $875,935, respectively	8,849,985	7,974,050
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 19,684,284 and 18,783,540 shares issued and outstanding, respectively	196,843	187,836
Additional paid in capital	80,211,699	79,700,577
Accumulated deficit	(68,006,666)	(63,864,285)
Total stockholders’ equity	12,401,876	16,024,128
	$40,148,530	$50,146,018

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31		Nine Months Ended October 31
	2016	2015	2016	2015
Revenues:
Systems sales	$314,218	$327,493	$2,190,256	$2,567,710
Professional services	865,308	621,547	2,104,003	1,631,878
Maintenance and support	3,749,596	4,034,481	11,237,637	11,315,664
Software as a service	1,706,366	2,171,548	5,144,876	6,428,358
Total revenues	6,635,488	7,155,069	20,676,772	21,943,610
Operating expenses:
Cost of systems sales	663,148	695,824	2,080,263	2,117,409
Cost of professional services	1,318,933	829,964	2,486,721	2,249,029
Cost of maintenance and support	790,291	766,594	2,483,462	2,297,772
Cost of software as a service	450,695	611,158	1,390,308	2,052,758
Selling, general and administrative	3,212,350	2,351,082	10,153,140	10,636,370
Research and development	1,969,415	2,258,092	5,800,169	6,715,641
Total operating expenses	8,404,832	7,512,714	24,394,063	26,068,979
Operating loss	(1,769,344)	(357,645)	(3,717,291)	(4,125,369)
Other income (expense):
Interest expense	(98,871)	(206,286)	(380,897)	(698,402)
Miscellaneous (expense) income	(60,555)	110,383	(39,089)	1,939,543
Loss before income taxes	(1,928,770)	(453,548)	(4,137,277)	(2,884,228)
Income tax expense	(1,702)	(3,113)	(5,104)	(2,645)
Net loss	$(1,930,472)	$(456,661)	$(4,142,381)	$(2,886,873)
Less: deemed dividends on Series A Preferred Shares	(72,710)	(346,339)	(875,935)	(967,014)
Net loss attributable to common shareholders	$(2,003,182)	$(803,000)	$(5,018,316)	$(3,853,887)
Basic net loss per common share	$(0.10)	$(0.04)	$(0.26)	$(0.21)
Number of shares used in basic per common share computation	19,645,521	18,746,632	19,477,538	18,658,626
Diluted net loss per common share	$(0.10)	$(0.04)	$(0.26)	$(0.21)
Number of shares used in diluted per common share computation	19,645,521	18,746,632	19,477,538	18,658,626

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended October 31
	2016	2015
Operating activities:
Net loss	$(4,142,381)	$(2,886,873)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	895,438	930,508
Amortization of capitalized software development costs	2,146,374	2,332,237
Amortization of intangible assets	976,338	1,011,690
Amortization of other deferred costs	192,947	142,764
Valuation adjustment for warrants liability	(36,875)	(1,558,466)
Share-based compensation expense	1,342,513	1,858,588
Other valuation adjustments	120,912	206,712
Loss on disposal of property and equipment	567	92,448
Gain on early extinguishment of lease liability	—	(33,059)
Provision for accounts receivable	136,693	11,488
Deferred tax benefit	—	(9,574)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and contract receivables	1,679,810	3,569,941
Other assets	130,875	411,665
Accounts payable	(78,320)	(1,505,462)
Accrued expenses	(814,707)	(63,498)
Deferred revenues	(3,793,603)	(557,179)
Net cash (used in) provided by operating activities	(1,243,419)	3,953,930
Investing activities:
Purchases of property and equipment	(501,148)	(243,283)
Capitalization of software development costs	(1,420,678)	—
Payment for acquisition, net of cash received	(1,400,000)	—
Net cash used in investing activities	(3,321,826)	(243,283)
Financing activities:
Principal repayments on term loan	(2,243,624)	(1,352,807)
Principal payments on capital lease obligation	(535,896)	(602,394)
Recovery of deferred financing costs	—	2,111
Proceeds from exercise of stock options and stock purchase plan	14,793	225,579
Payments related to settlement of employee shared-based awards	(11,702)	—
Net cash used in financing activities	(2,776,429)	(1,727,511)
Net (decrease) increase in cash and cash equivalents	(7,341,674)	1,983,136
Cash and cash equivalents at beginning of period	9,882,136	6,522,600
Cash and cash equivalents at end of period	$2,540,462	$8,505,736

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 31, 2016

NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, “our”, or the “Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the nine months ended October 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2017.

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
The table below provides information on our liabilities that are measured at fair value on a recurring basis:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At October 31, 2016
Warrants liability (1)	$168,000	$—	$—	$168,000
Royalty liability (2)	2,385,000	—	—	2,385,000

At January 31, 2016
Warrants liability (1)	$205,000	$—	$—	$205,000
Royalty liability (2)	2,292,000	—	—	2,292,000
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
We recognize revenue in accordance with Accounting Standards Codification (ASC) 985-605, Software-Revenue Recognition, ASC 605-25, Revenue Recognition — Multiple-element arrangements, and ASC 605-10-S99.
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
We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple solutions, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have value to the client on a stand-alone basis. An item has stand-alone value to a client when it can be sold separately by any vendor or the client could resell the item on a stand-alone basis. Additionally, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items must be considered probable and substantially in the control of the vendor.
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
Systems Sales
We use the residual method to determine fair value for proprietary perpetual software licenses sold in a multi-element arrangement. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to the proprietary perpetual software license fees.
Typically, pricing decisions for proprietary software rely on the relative size and complexity of the client purchasing the solution. Third-party components are resold at prices based on a cost-plus margin analysis. The proprietary software and third-party components do not need any significant modification to achieve their intended use. When these revenues meet all criteria for revenue recognition, and are determined to be separate units of accounting, revenue is recognized. Typically, this is upon shipment of components or electronic download of software. Proprietary licenses are perpetual in nature, and license fees do not include rights to version upgrades, bug fixes or service packs.
Maintenance and Support Services
The maintenance and support components are not essential to the functionality of the software, and clients renew maintenance contracts separately from software purchases at renewal rates materially similar to the initial rate charged for maintenance on the initial purchase of software. We use VSOE of fair value to determine fair value of maintenance and support services. Rates are set based on market rates for these types of services, and our rates are comparable to rates charged by our competitors, which are based on the knowledge of the marketplace by senior management. Generally, maintenance and support is calculated as a percentage of the list price of the proprietary license being purchased by a client. Clients have the option of purchasing additional annual maintenance service renewals each year for which rates are not materially different from the initial rate but typically include a nominal rate increase based on the consumer price index. Annual maintenance and support agreements entitle clients to technology support, version upgrades, bug fixes and service packs.
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
Professional services related to coding compliance, recovery audit contractor consulting, and ICD-10 readiness are considered a single unit of accounting where we recognize revenue using proportional performance over the service period when all applicable revenue recognition criteria have been met.
Professional services components related to SaaS and Term Licenses that are essential to the functionality of the software and are not considered a separate unit of accounting are recognized in revenue ratably over the life of the client,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which approximates the duration of the initial contract term. We defer the associated direct costs for salaries and benefits expense for professional services contracts. These deferred costs will be amortized over the identical term as the associated revenues. As of October 31, 2016 and January 31, 2016, we had deferred costs of $608,000 and $571,000, respectively, net of accumulated amortization of $405,000 and $265,000, respectively. Amortization expense of these costs was $60,000 and $41,000 for the three months ended October 31, 2016 and 2015, respectively, and $140,000 and $90,000 for the nine months ended October 31, 2016 and 2015, respectively.
Professional service components that are essential to the functionality of perpetually licensed software and are not considered a separate unit of accounting are recognized using the percentage-of-completion method over the professional service period.
If services are sold with perpetually licensed software, we use VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. We typically sell professional services on an hourly or fixed fee basis. We monitor projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.
Severances
From time to time, we enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. For the three months ended October 31, 2016 and 2015, we incurred $110,000 and $4,000 in severance expenses, respectively, and $337,000 and $13,000 for the nine months ended October 31, 2016 and 2015, respectively. At October 31, 2016 and January 31, 2016, we had accrued severances of $112,000 and $26,000, respectively.
Equity Awards
We account for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. We incurred total compensation expense related to stock-based awards of $433,000 and $575,000 for the three months ended October 31, 2016 and 2015, respectively, and $1,343,000 and $1,859,000 for the nine months ended October 31, 2016 and 2015, respectively.
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
We issue restricted stock awards in the form of our common stock. The fair value of these awards is based on the market closing price per share on the date of grant. We expense the compensation cost of these awards as the restriction period lapses, which is typically a one-year service period to the Company. During the first quarter of fiscal 2016, 8,241 shares of common stock were surrendered to the Company to satisfy tax withholding obligations totaling $12,000 in connection with the vesting of restricted stock awards. Shares surrendered by the restricted stock award recipients in accordance with the applicable plan are deemed canceled, and therefore are not available to be reissued. During fiscal 2016, the Company awarded 828,225 shares of restricted stock to officers and directors of the Company.
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
We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. We believe we have appropriately accounted for any uncertain tax positions. The Company has recorded zero reserves for uncertain tax positions and corresponding interest and penalties as of both October 31, 2016 and January 31, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Loss Per Common Share
We present basic and diluted earnings per share (“EPS”) data for our common stock. Basic EPS is calculated by dividing the net loss attributable to common stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated based on the profit or loss attributable to common stockholders and the weighted average number of shares of common stock outstanding, adjusted for the effects of all potential dilutive common stock issuances related to options, unvested restricted stock, warrants and convertible preferred stock. Potential common stock dilution related to outstanding stock options, unvested restricted stock and warrants is determined using the treasury stock method, while potential common stock dilution related to Series A Convertible Preferred Stock is determined using the “if converted” method.

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

In accordance with ASC 260, securities are deemed not to be participating in losses if there is no obligation to fund such losses. For the three and nine months ended October 31, 2016 and 2015, the unvested restricted stock awards and the Series A Convertible Preferred Stock were deemed not to be participating since there was a net loss from operations. As of October 31, 2016, there were 2,949,995 shares of preferred stock outstanding, each of which is convertible into one share of our common stock. For the three and nine months ended October 31, 2016 and 2015, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in diluted EPS and therefore, was not included in the calculation. For the three and nine months ended October 31, 2016, 390,395 and 372,715, respectively, unvested restricted shares of common stock were excluded from the diluted EPS calculation as their effect would have been anti-dilutive. For the three and nine months ended October 31, 2015, 39,576 and 31,023, respectively, unvested restricted shares of common stock were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the calculation of the basic and diluted net loss per share of common stock:

	Three Months Ended
	October 31, 2016	October 31, 2015
Net loss	$(1,930,472)	$(456,661)
Less: deemed dividends on Series A Preferred Stock	(72,710)	(346,339)
Net loss attributable to common stockholders	$(2,003,182)	$(803,000)
Weighted average shares outstanding used in basic per common share computations	19,645,521	18,746,632
Stock options and restricted stock	—	—
Number of shares used in diluted per common share computation	19,645,521	18,746,632
Basic net loss per share of common stock	$(0.10)	$(0.04)
Diluted net loss per share of common stock	$(0.10)	$(0.04)

	Nine Months Ended
	October 31, 2016	October 31, 2015
Net loss	$(4,142,381)	$(2,886,873)
Less: deemed dividends on Series A Preferred Stock	(875,935)	(967,014)
Net loss attributable to common shareholders	$(5,018,316)	$(3,853,887)
Weighted average shares outstanding used in basic per common share computations	19,477,538	18,658,626
Stock options and restricted stock	—	—
Number of shares used in diluted per common share computation	19,477,538	18,658,626
Basic net loss per share of common stock	$(0.26)	$(0.21)
Diluted net loss per share of common stock	$(0.26)	$(0.21)
Diluted net loss per share excludes the effect of outstanding stock options that relate to 2,146,547 and 2,370,161 shares of common stock for the nine months ended October 31, 2016 and 2015, respectively. The inclusion of these stock options would have been anti-dilutive. For the three and nine months ended October 31, 2016 and 2015, the warrants to purchase 1,400,000 shares of common stock would have an anti-dilutive effect if included in diluted net loss per share, and therefore were not included in the calculation.
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
In April 2015, the FASB issued an accounting standard update relating to simplifying the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update became effective for us on February 1, 2016. As of October 31, 2016, the reported term loan balance includes deferred financing costs totaling $217,000, net of accumulated amortization of $138,000.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — ACQUISITIONS AND STRATEGIC AGREEMENTS
On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Looking Glass® Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, we paid Montefiore a one-time initial base royalty fee of $3,000,000, and we are obligated to pay on-going quarterly royalty amounts related to future sublicensing of CLG by us. Additionally, we have committed that Montefiore will receive at least an additional $3,000,000 of on-going royalty payments within the first six and one-half years of the license term. As of October 31, 2016 and January 31, 2016, the present value of this royalty liability was $2,385,000 and $2,292,000, respectively.
On February 3, 2014, we completed the acquisition of Unibased Systems Architecture, Inc. (“Unibased”), a provider of patient access solutions, including enterprise scheduling and surgery management software, for healthcare organizations throughout the United States, pursuant to an Agreement and Plan of Merger dated January 16, 2014 (the “Merger Agreement”). The total purchase price for Unibased was $6,500,000, subject to net working capital and other customary adjustments. A portion of the total purchase price was withheld in escrow as described in the Merger Agreement for indemnification of claimed damages. In April 2015, the Company received $750,000 from the cash withheld in escrow, which is included in miscellaneous income for the nine months ended October 31, 2015. See Note 8 to the condensed consolidated financial statements for information on the sale of our Looking Glass® Patient Engagement suite of solutions on December 1, 2016.
On September 8, 2016, we completed the acquisition of substantially all of the assets of Opportune IT Healthcare Solutions, Inc. (“Opportune IT”), a provider of coding compliance, recovery audit contractor consulting, and ICD-10 readiness and training to hospitals, physicians and medical groups. As consideration under the asset purchase agreement, we made a cash payment for the total purchase price of $1,400,000. The Company also assumed certain current operating liabilities of Opportune IT. The purchase price has been preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

Balance at September 8, 2016
Assets purchased:
Accounts and contracts receivable	807,000
Other assets	32,000
Internally-developed software	437,000
Intangible assets	548,000
Total assets purchased	1,824,000
Liabilities assumed:
Accounts payable and accrued liabilities	424,000
Net assets acquired	$1,400,000
Cash paid	$1,400,000
The preliminary allocation is pending finalization of the appraisals of intangible assets, including internally-developed software.

NOTE 4 — LEASES
We rent office space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2022. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows:

	Facilities	Equipment	Fiscal Year Totals
2016 (three months remaining)	$245,000	$3,000	$248,000
2017	1,007,000	11,000	1,018,000
2018	1,039,000	11,000	1,050,000
2019	967,000	11,000	978,000
2020	504,000	11,000	515,000
Thereafter	964,000	2,000	966,000
Total	$4,726,000	$49,000	$4,775,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent and leasing expense for facilities and equipment was $309,000 and $324,000 for the three months ended October 31, 2016 and 2015, respectively, and $955,000 and $956,000 for the nine months ended October 31, 2016 and 2015, respectively.

The Company has capital leases to finance office equipment purchases. The balance of fixed assets acquired under these capital leases was $134,000 and $1,652,000 as of October 31, 2016 and January 31, 2016, respectively, and the balance of accumulated depreciation was $93,000 and $1,166,000 as of October 31, 2016 and January 31, 2016, respectively. The significant decreases are attributable to the termination of a capital lease that resulted from the purchase of the leased equipment in the third quarter of fiscal 2016. The amortization expense of leased equipment is included in depreciation expense.

NOTE 5 — DEBT
Term Loan and Line of Credit
On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto. Pursuant to the Credit Agreement, the lenders agreed to provide a $10,000,000 senior term loan and a $5,000,000 revolving line of credit to our primary operating subsidiary. Amounts outstanding under the Credit Agreement bear interest at either LIBOR or the base rate, as elected by the Company, plus an applicable margin. Subject to the Company’s leverage ratio, under the terms of the original Credit Agreement, the applicable LIBOR rate margin varied from 4.25% to 5.25%, and the applicable base rate margin varied from 3.25% to 4.25%. Pursuant to the terms of the amendment to the Credit Agreement entered into as of April 15, 2015, the applicable LIBOR rate margin was amended to vary from 4.25% to 6.25%, and the applicable base rate margin was amended to vary from 3.25% to 5.25%. The term loan and line of credit mature on November 21, 2019 and provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. At closing, the Company repaid indebtedness under its prior credit facility using approximately $7,400,000 of the proceeds provided by the term loan. The prior credit facility with Fifth Third Bank was terminated concurrent with the entry of the Credit Agreement. Financing costs of $355,000 associated with the new credit facility are being amortized over its term on a straight-line basis, which is not materially different from the effective interest method.
The Credit Agreement includes customary financial covenants, including the requirements that the Company maintain minimum liquidity and achieve certain minimum EBITDA levels (as defined in the Credit Agreement). In addition, the Credit Agreement prohibits the Company from paying dividends on the common and preferred stock. Pursuant to the terms of the second amendment to the Credit Agreement entered into as of April 29, 2016, the Company is required to maintain minimum liquidity of at least $6,500,000 from April 29, 2016 through and including the maturity date of the credit facility.
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
As of October 31, 2016, the Company had no outstanding borrowings under the revolving line of credit, and had accrued $7,000 in unused line fees.
Outstanding principal balances on debt consisted of the following at:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 31, 2016	January 31, 2016
Senior term loan	$6,074,000	$8,535,000
Capital lease	125,000	686,000
Total	6,199,000	9,221,000
Less: Current portion	(967,000)	(1,266,000)
Non-current portion of debt	$5,232,000	$7,955,000

In May 2015, we used the proceeds received from the Unibased escrow fund to make a $750,000 payment of principal towards the senior term loan with Wells Fargo. In August 2015, we used the proceeds received in connection with the execution of a settlement agreement with FTI Consulting, Inc. (“FTI”) to make a $250,000 payment of principal towards the senior term loan with Wells Fargo. As a result of these prepayments, the schedule of future principal payments was revised to reduce each future principal payment on a pro rata basis. Additionally, in May 2016, as a result of excess cash flows achieved as of January 31, 2016 and as required pursuant to the mandatory prepayment provisions of the Credit Agreement, we made a $1,738,000 payment of principal towards the senior term loan with Wells Fargo, which further reduced the amount of principal due upon its maturity.
Future principal repayments of debt consisted of the following at October 31, 2016:

	Senior Term Loan (1)	Capital Lease (2)	Total
2016	$169,000	$33,000	$202,000
2017	898,000	92,000	990,000
2018	898,000	—	898,000
2019	4,326,000	—	4,326,000
Total repayments	$6,291,000	$125,000	$6,416,000
 _______________

(1)	Term loan balance on the condensed consolidated balance sheet is reported net of deferred financing costs of $217,000.

(2)	Future minimum lease payments include principal plus interest.

NOTE 6 — CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock
At October 31, 2016, we had 2,949,995 shares of Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) outstanding. Each share of the Preferred Stock is convertible into one share of the Company's common stock. The Preferred Stock does not pay a dividend; however, the holders are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the 10 day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the 60 day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — INCOME TAXES
Income tax expense consists of federal, state and local tax provisions. For the nine months ended October 31, 2016 and 2015, we recorded federal tax benefit of zero and $8,000, respectively. For the nine months ended October 31, 2016 and 2015, we recorded state and local tax expense of $5,000 and $11,000, respectively.

NOTE 8 — SUBSEQUENT EVENTS
We have evaluated subsequent events occurring after October 31, 2016, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements, except for the following.
On December 1, 2016 we received a cash payment of $2,000,000 for the sale of our Looking Glass® Patient Engagement suite of solutions to Document Storage Systems, Inc. (DSS). Streamline Health's Looking Glass® Patient Engagement suite consists primarily of Patient Scheduling and Surgery Management software. This suite of products is based upon the legacy ForSite2020 solution, which Streamline Health acquired in connection with its acquisition of Unibased in February 2014. We will use $500,000 of the proceeds to make a prepayment on our term loan with Wells Fargo. In addition, in the event that the Company does not close another acquisition within six months of the aforementioned sale to DDS, the Company will make an additional prepayment of $500,000 at the end of that six-month period.

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

Results of Operations
Revenues

	Three Months Ended
(in thousands):	October 31, 2016	October 31, 2015	Change	% Change
Systems Sales:
Proprietary software - perpetual license	$20	$7	$13	186%
Term license	269	320	(51)	(16)%
Hardware and third-party software	25	—	25	100%
Professional services	865	622	243	39%
Maintenance and support	3,750	4,034	(284)	(7)%
Software as a service	1,706	2,172	(466)	(21)%
Total Revenues	$6,635	$7,155	$(520)	(7)%

	Nine Months Ended
(in thousands):	October 31, 2016	October 31, 2015	Change	% Change
System Sales:
Proprietary software - perpetual license	$1,040	$1,652	$(612)	(37)%
Term license	905	899	6	1%
Hardware and third-party software	245	17	228	1,341%
Professional services	2,104	1,632	472	29%
Maintenance and support	11,238	11,316	(78)	(1)%
Software as a service	5,145	6,428	(1,283)	(20)%
Total Revenues	$20,677	$21,944	$(1,267)	(6)%
Proprietary software and term licenses — Proprietary software revenues recognized for the nine months ended October 31, 2016 decreased by $612,000 over the prior comparable period. This decrease is attributable to a larger perpetual license sale of our Looking Glass® abstracting solution in the second quarter of fiscal 2015. Term license revenue for the three months ended October 31, 2016 decreased by $51,000 due to the expiration of a Clinical Analytics contract.
Hardware and third-party software — Revenues from hardware and third-party software sales for the three and nine months ended October 31, 2016 increased by $25,000 and $228,000 over the prior comparable period. Fluctuations from period to period are a function of client demand.
Professional services — For the three- and nine-month periods ended October 31, 2016, revenues from professional services increased $243,000 and $472,000, respectively, from the prior comparable periods. The increase in the three-month period was primarily attributable to revenue from coding audit and support services following the Opportune IT acquisition in September 2016. The increase in the nine-month period was primarily attributable to implementation services in connection with a sale of Coding and CDI perpetual license in the second quarter of fiscal 2015, which resulted in additional revenue being recognized in the current fiscal year, as well as to new revenue from coding audit and support services beginning in September 2016.
Maintenance and support — Revenues from maintenance and support for the three and nine months ended October 31, 2016 decreased by $284,000 and $78,000, respectively, from the prior comparable periods. These decreases were primarily the result of a few cancellations and were partially offset by increased revenue associated with a sale of Coding and CDI perpetual license in the second quarter of fiscal 2015.
Software as a Service (SaaS) — Revenues from SaaS for the three and nine months ended October 31, 2016 decreased by $466,000 and $1,283,000, respectively, from the prior comparable periods. These decreases resulted from cancellations by three customers of our financial management solutions.

Cost of Sales

	Three Months Ended
(in thousands):	October 31, 2016	October 31, 2015	Change	% Change
Cost of systems sales	$663	$696	$(33)	(5)%
Cost of professional services	1,319	830	489	59%
Cost of maintenance and support	790	767	23	3%
Cost of software as a service	451	611	(160)	(26)%
Total cost of sales	$3,223	$2,904	$319	11%

	Nine Months Ended
(in thousands):	October 31, 2016	October 31, 2015	Change	% Change
Cost of systems sales	$2,080	$2,117	$(37)	(2)%
Cost of professional services	2,487	2,249	238	11%
Cost of maintenance and support	2,483	2,298	185	8%
Cost of software as a service	1,390	2,053	(663)	(32)%
Total cost of sales	$8,440	$8,717	$(277)	(3)%
The increase in cost of sales for the three months ended October 31, 2016 from the comparable prior period is primarily due to higher professional services expense associated with the acquisition of Opportune IT. The decrease in cost of sales for the nine months ended October 31, 2016 from the comparable prior period is primarily the result of reduced personnel expense for the SaaS operations, as well as a reduction in hosting service fees associated with transferring some data previously held by a third-party to the Company’s data center.
Cost of systems sales includes amortization and impairment of capitalized software expenditures, royalties, and the cost of third-party hardware and software. The decrease in expense for the three- and nine-month periods was primarily a result of reduced amortization of capitalized software costs, and was partially offset by the increase in sales of third-party hardware.
The cost of professional services includes compensation and benefits for personnel and related expenses. The increase in expense for the three- and nine-month periods from the prior comparable periods is primarily due to an increase in personnel costs associated with the acquisition of Opportune IT in September 2016.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The increase in expense for the three- and nine-month periods was primarily due to an increase in support personnel headcount, and was partially offset by the decrease in third-party maintenance contracts cost.
The cost of software-as-a-service solutions is relatively fixed, subject to inflation for the goods and services it requires. The decrease in the three- and nine-month periods from the prior comparable periods was primarily related to a reduction in SaaS personnel costs, as well as a decrease in telecommunication costs and in hosting service fees, as a result of moving data previously held by a third-party to the Company’s data center.
Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	October 31, 2016	October 31, 2015	Change	% Change
General and administrative expenses	$1,980	$1,320	$660	50%
Sales and marketing expenses	1,232	1,031	201	19%
Total selling, general, and administrative expense	$3,212	$2,351	$861	37%

	Nine Months Ended
(in thousands):	October 31, 2016	October 31, 2015	Change	% Change
General and administrative expenses	$6,668	$7,325	$(657)	(9)%
Sales and marketing expenses	3,485	3,311	174	5%
Total selling, general, and administrative expense	$10,153	$10,636	$(483)	(5)%
General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. General and administrative expenses were lower for the three months ended October 31, 2015 due to proceeds received in connection with a settlement agreement with FTI Consulting, Inc. The decrease for the nine months ended October 31, 2016 from the comparable prior period was primarily due to a reduction in professional fees, stock compensation expense and accrued bonuses.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. The increase in sales and marketing expense is primarily due to an increase in personnel costs, as well as to the annual user conference being hosted by the Company in the third quarter of fiscal 2016, whereas no such event occurred in fiscal 2015.
Product Research and Development

	Three Months Ended
(in thousands):	October 31, 2016	October 31, 2015	Change	% Change
Research and development expense	$1,969	$2,258	$(289)	(13)%
Plus: Capitalized research and development cost	484	—	484	100%
Total research and development cost	$2,453	$2,258	$195	9%

	Nine Months Ended
(in thousands):	October 31, 2016	October 31, 2015	Change	% Change
Research and development expense	$5,800	$6,716	$(916)	(14)%
Plus: Capitalized research and development cost	1,421	—	1,421	100%
Total research and development cost	$7,221	$6,716	$505	8%
Product research and development cost consists primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and an allocated portion of general overhead costs, including occupancy. The increase in total research and development cost for the three- and nine-month periods ended October 31, 2016 from the prior comparable periods is primarily due to an increase in development staffing and professional fees. The decrease in research and development expense was a result of an increase in research and development costs in the current period that meet the requirements for capitalization, and was partially offset by the increase in personnel costs and professional fees. The Company’s software development efforts during fiscal year 2015 were focused on stabilizing and maintaining our suite of software solutions.  Those efforts did not meet the requirements for capitalization of software development costs.  In the current fiscal year, however, the Company has rebalanced software development efforts to focus on innovation that addresses future client needs and drives higher quality in the value-based world in which our clients operate. These enhancement efforts do meet the requirements for capitalization. Research and development expenses for the nine months ended October 31, 2016 and 2015, as a percentage of revenues, were 28% and 31%, respectively.

Other Income (Expense)

	Three Months Ended
(in thousands):	October 31, 2016	October 31, 2015	Change	% Change
Interest expense	$(99)	$(206)	$107	(52)%
Miscellaneous (expense) income	(61)	110	(171)	(155)%
Total other expenses	$(160)	$(96)	$(64)	67%

	Nine Months Ended
(in thousands):	October 31, 2016	October 31, 2015	Change	% Change
Interest expense	$(381)	$(698)	$317	(45)%
Miscellaneous (expense) income	(39)	1,940	(1,979)	(102)%
Total other (expense) income	$(420)	$1,242	$(1,662)	(134)%
Interest expense consists of interest and commitment fees on the line of credit, interest on the term loans, and is inclusive of deferred financing cost amortization expense. Interest expense decreased for the three and nine months ended October 31, 2016 from the prior comparable periods primarily due to the lower principal amounts outstanding. The decrease in miscellaneous income for the three- and nine-month periods ended October 31, 2016 from the prior comparable periods was primarily due to the warrant valuation adjustment, which is driven by the Company’s stock price.

Provision for Income Taxes
We recorded tax expense of $2,000 and $3,000, respectively, for the three months ended October 31, 2016 and 2015, and $5,000 and $3,000, respectively, for the nine months ended October 31, 2016 and 2015, which is comprised of estimated federal, state and local tax provisions.
Backlog

	October 31, 2016	October 31, 2015
Company proprietary software	$15,551,000	$21,533,000
Third-party hardware and software	200,000	200,000
Professional services	6,822,000	5,951,000
Maintenance and support	19,413,000	21,057,000
Software as a service	12,929,000	18,738,000
Total	$54,915,000	$67,479,000
At October 31, 2016, we had master agreements and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed which, if fully performed, would generate future revenues of $54,915,000 compared with $67,479,000 at October 31, 2015.
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
Third-party hardware and software backlog consists of signed agreements to purchase third-party hardware or third-party software licenses that have not been delivered to the client. These are products that we resell as components of the solution a client purchases. These items are expected to be delivered in the next twelve months as implementations commence.
Professional services backlog consists of signed contracts for services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The increase in professional services backlog is a result of new audit services projects related to the Opportune IT acquisition in September 2016.
Maintenance and support backlog consists of maintenance agreements for licenses of our proprietary software and third-party hardware and software with clients and remarketing partners for which either an agreement has been signed or a purchase order under a master agreement has been received. We include in backlog the signed agreements through their respective renewal dates. Typical maintenance contracts are for a one-year term and are renewed annually. Clients typically prepay maintenance and support which is billed 30-60 days prior to the beginning of the maintenance period. The Company does not expect any significant client attrition over the next 12 months. Maintenance and support backlog at October 31, 2016 was $19,413,000 as compared to $21,057,000 at October 31, 2015. The decrease in maintenance and support backlog is due to revenue recognized during the interim period exceeding new contracts and renewals.
At October 31, 2016, we were a party to SaaS agreements that are expected to generate revenues of $12,929,000 through their respective renewal dates in fiscal years 2016 through 2021. Typical SaaS contract terms are one to seven years in length. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client, and ultimately the official time when the client goes live on the system. Therefore, it is difficult for us to accurately estimate the timing of revenue that we will recognize in future periods from SaaS agreements.
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

	Three Months Ended		Nine Months Ended
In thousands, except per share data	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Net loss	$(1,930)	$(457)	$(4,142)	$(2,887)
Interest expense	99	206	381	698
Income tax expense	2	3	5	3
Depreciation	265	305	895	931
Amortization of capitalized software development costs	720	774	2,146	2,332
Amortization of intangible assets	325	337	976	1,012
Amortization of other costs	60	41	140	90
EBITDA	(459)	1,209	401	2,179
Share-based compensation expense	433	575	1,343	1,859
Loss on disposal of fixed assets	—	58	1	92
Associate severances and other costs relating to transactions or corporate restructuring	89	—	199	206
Non-cash valuation adjustments to assets and liabilities	62	(178)	84	(1,352)
Transaction related professional fees, advisory fees, and other internal direct costs	103	34	358	53
Other non-recurring income	—	—	—	(750)
Adjusted EBITDA	$228	$1,698	$2,386	$2,287
Adjusted EBITDA margin (1)	3%	24%	12%	10%

Loss per share — diluted	$(0.10)	$(0.04)	$(0.26)	$(0.21)
Adjusted EBITDA per adjusted diluted share (2)	$0.01	$0.08	$0.10	$0.11
Diluted weighted average shares	19,645,521	18,746,632	19,477,538	18,658,626
Includable incremental shares — adjusted EBITDA (3)	3,340,390	2,234,344	3,322,710	2,493,843
Adjusted diluted shares	22,985,911	20,980,976	22,800,248	21,152,469
_______________

(1)	Adjusted EBITDA as a percentage of GAAP net revenues.

(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

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
Operations are funded by cash generated by operations and borrowings under credit facilities. We believe that cash flows from operations are adequate to fund current obligations for the next twelve months. Cash and cash equivalents balances at October 31, 2016 and January 31, 2016 were $2,540,000 and $9,882,000, respectively. The decrease in cash was primarily the result of significant payments made towards reducing our debt, payroll and the Opportune IT acquisition during the current fiscal period. As of October 31, 2016, we had $5,181,000 in accounts receivable, of which $2,010,000 is in deferred revenue and, therefore, is not reflected on the condensed consolidated balance sheet.
The Company has additional liquidity through the Credit Agreement described in more detail in Note 5 to our condensed consolidated financial statements included herein. The Company’s primary operating subsidiary has a $5,000,000 revolving line of credit that has not been drawn upon as of the date of this report. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary must comply with customary financial covenants, including the requirement that the Company maintain minimum liquidity of at least $6,500,000 from April 29, 2016 through and including the maturity date of the credit facility. Pursuant to the Credit Agreement’s definition, the liquidity of the Company’s primary operating subsidiary as of October 31, 2016 was $7,540,000, which satisfies the minimum liquidity financial covenant in the Credit Agreement.
The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, calculated pursuant to the Credit Agreement and measured on a quarter-end basis, of at least the required amounts in the relevant table set forth in Note 5 to our condensed consolidated financial statements included in Part I, Item1 herein for the applicable period set forth therein. The required minimum EBITDA level for the period ended October 31, 2016 was $250,000.
The Company was in compliance with the applicable loan covenants at October 31, 2016. Based upon the borrowing base formula set forth in the Credit Agreement, as of October 31, 2016, the Company had access to the full amount of the $5,000,000 revolving line of credit.
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

Significant cash obligations

(in thousands)	October 31, 2016	January 31, 2016
Term loans (1)	$6,074	$8,535
Capital leases (1)	125	686
Royalty liability (2)	2,385	2,292
_______________

(1)	See Note 5 to the condensed consolidated financial statements for additional information.

(2)	See Note 3 to the condensed consolidated financial statements for additional information.

Operating cash flow activities

(in thousands)	Nine Months Ended
	October 31, 2016	October 31, 2015
Net loss	$(4,142)	$(2,887)
Non-cash adjustments to net loss	5,775	4,985
Cash impact of changes in assets and liabilities	(2,876)	1,855
Operating cash flow	$(1,243)	$3,953

The decrease in net cash provided by operating activities is primarily due to lower collections in the nine months ended October 31, 2016 over the prior comparable period.
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
Investing cash flow activities

(in thousands)	Nine Months Ended
	October 31, 2016	October 31, 2015
Purchases of property and equipment	$(501)	$(243)
Capitalized software development costs	(1,421)	—
Payments for acquisitions	(1,400)	—
Investing cash flow	$(3,322)	$(243)
The increase in cash used for investing activities in the nine months ended October 31, 2016 compared to the prior year period is primarily a result of the acquisition of Opportune IT, as well as the incurrence of internal software development costs which were eligible for capitalization. In prior year, our development efforts focused on solutions involving development costs that did not qualify for capitalization due to rapid release cycles.

Financing cash flow activities

(in thousands)	Nine Months Ended
	October 31, 2016	October 31, 2015
Principal repayments on term loan	$(2,244)	$(1,353)
Principal payments on capital lease obligations	(535)	(602)
Return of shares of common stock in connection with the vesting or exercise of equity incentive awards	(12)	—
Recovery of deferred financing costs	—	2
Proceeds from the exercise of stock options and stock purchase plans	15	226
Financing cash flow	$(2,776)	$(1,727)
The increase in cash used in financing activities in the nine months ended October 31, 2016 over the prior year period was primarily the result of an increase in principal repayments on our term loan as well as the decrease in proceeds received from the exercise of stock options.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We had cash and cash equivalents totaling $2,540,000 as of October 31, 2016. The cash and cash equivalents are held for working capital purposes in deposit accounts. We do not enter into investments for trading or speculative purposes. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates on our deposit accounts given the historically low levels of interest being earned on short-term fixed-rate cash operating accounts.
We had outstanding borrowings on our term loan of $6,074,000 as of October 31, 2016. The term loan bears interest at LIBOR plus an applicable margin. To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly. A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loan, would have resulted in an increase of approximately $55,000 to our interest expense for the nine-month period ended October 31, 2016.

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
On April 15, 2015, we received a waiver from the lender for noncompliance with the minimum EBITDA covenant at January 31, 2015. Pursuant to the terms of the waiver and amendment to the Credit Agreement, from April 30, 2016 and each quarter thereafter, we must reach agreement with the lenders as to the minimum applicable amount of EBITDA we are required to achieve based on the most recent financial projections we submit to the lenders under the Credit Agreement. If we are unable to reach agreement with the lenders, or if the lenders do not approve our projections, we will be in immediate breach of the minimum EBITDA covenant. Pursuant to the terms of the second amendment to the Credit Agreement entered into as of April 29, 2016, the Company is required to maintain minimum liquidity of at least $6,500,000 from April 29, 2016 through and including the maturity date of the credit facility. The Company was in compliance with the applicable loan covenants at October 31, 2016.
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
As of October 31, 2016, we had 2,949,995 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 14 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016 and our other SEC filings.

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

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: December 7, 2016	By:	/S/ David W. Sides
David W. Sides Chief Executive Officer
DATE: December 7, 2016	By:	/S/ Nicholas A. Meeks
Nicholas A. Meeks Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10-Q for the three-month period ended October 31, 2016 filed with the SEC on December 7, 2016, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at October 31, 2016 and January 31, 2016, (ii) Condensed Consolidated Statements of Operations for three- and nine-month periods ended October 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended October 31, 2016 and 2015, and (iv) Notes to the Condensed Consolidated Financial Statements.

_______________

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.