Form 10-K
period 2017-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2017-04-10
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2017
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing price as reported by The NASDAQ Stock Market, Inc. for the Registrant’s Common Stock on July 31, 2016, was $25,850,434.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of March 20, 2017: 19,674,122.

Documents incorporated by reference:
Portions of Streamline’s Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III.

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
Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part I, Item 1A, and the other cautionary statements in other documents we file with the SEC, including the following:

•	competitive products and pricing;

•	product demand and market acceptance;

•	entry into new markets;

•	new product and services development and commercialization;

•	key strategic alliances with vendors that resell our products;

•	uncertainty in continued relationships with clients due to termination rights;

•	our ability to control costs;

•	availability of products produced by third-party vendors;

•	the healthcare regulatory environment;

•	potential changes in legislation, regulation and government funding affecting the healthcare industry;

•	healthcare information systems budgets;

•	availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems;

•	the success of our relationships with channel partners;

•	fluctuations in operating results;

•	critical accounting policies and judgments;

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other standard-setting organizations;

•	changes in economic, business and market conditions impacting the healthcare industry and the markets in which we operate; and

•	our ability to maintain compliance with the terms of our credit facilities.
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
The Company’s software solutions are delivered to clients either by a purchased fixed-term or perpetual license, where such software is installed locally in the client’s data center, or by access to the Company’s data center systems through a secure connection in a software as a service (“SaaS”) delivery method.
The Company operates exclusively in one segment as a provider of health information technology solutions and associated services that improve healthcare processes and information flows within a healthcare facility. The Company sells its solutions and services in North America to hospitals and health systems, including physician practices, through its direct sales force and its reseller partnerships.
Unless the context requires otherwise, references to “Streamline Health,” the “Company,” “we,” “us” and “our” are intended to mean Streamline Health Solutions, Inc. and its wholly-owned subsidiary. All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following calendar year.
Solutions
The Company offers solutions to assist its clients in key areas of the patient care revenue and engagement lifecycle including Patient Care, Health Information Management (HIM), Coding and Clinical Documentation Improvement (CDI) and Financial Management. Each suite of solutions is designed to improve the flow of critical patient information throughout the enterprise. Each of the Company’s solutions helps to transform and structure information between disparate information technology systems into actionable data, giving the end user comprehensive access to clinical and business intelligence to enable better decision-making. Solutions can be delivered either by a perpetual license installed locally, or by a fixed-term license installed locally or accessed securely through SaaS, with many solutions being available on all three models.
Patient Care Solutions - These solutions, which include the Company’s Business Analytics and Clinical Analytics solutions, enable healthcare providers to improve their patient care through individual workflows such as clinical analytics, operating room management, physician portal and care coordination. These solutions are accessible through the Company’s Looking Glass® platform, which delivers industry-leading clinical analytics that foster an open, continuous learning culture inside a healthcare organization, empowering it with real-time, on-demand predictive insight for improved patient outcomes.
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
Services
Audit Services — The Company provides technology-enabled coding audit services to help clients review and optimize their internal clinical documentation and coding functions across the applicable segment of the client’s enterprise. The Company provides these services using experienced auditors and proprietary software solutions, as well as third-party solutions that assist the audit team in performing its role and interacting with clients. The audit services are provided for inpatient DRG coding auditing, outpatient APC auditing, HCC auditing and Physician/ProFee services coding auditing.

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
Training Services — Training courses are offered to help clients quickly learn to use our solutions in the most efficient manner possible. Training sessions are available on-site or off-site for multiple staff members or as few as one person.
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
Database Monitoring Services — The Company’s advanced database monitoring services for clients with locally-installed solutions help lighten the burden of ongoing system monitoring by the client’s information technology staff and ensure a continual, stable production environment. The Company’s database administrators ensure the client’s system is running optimally with weekly manual checks of the database environment to identify system issues that may require further attention. Monitoring is done through protected connections to data security.
Clients and Strategic Partners
The Company continues to provide transformational data-driven solutions to some of the finest, most well-respected healthcare enterprises in the United States and Canada. Clients are geographically dispersed throughout North America, with the heaviest concentration currently in the New York metropolitan area. The Company provides these solutions through a combination of direct sales and relationships with strategic channel partners. Additional information on certain key channel partner relationships the Company established this year can be found in our filings and press releases for fiscal 2016.
During fiscal year 2016, one individual client accounted for 10% or more of our total revenues. Three clients each represented 11% of total accounts receivable as of January 31, 2017.
During fiscal year 2015, no individual client accounted for 10% or more of our total revenues. Two clients represented 13% and 12%, respectively, of total accounts receivable as of January 31, 2016.
For more information regarding our major clients, please see “Risks Relating to Our Business - Our sales have been concentrated in a small number of clients” in Part 1, Item 1A, “Risk Factors”.
Acquisitions and Divestitures
The Company regularly evaluates opportunities for acquisitions and divestitures for portions of the Company that may not align with current growth strategies. The Company acquired substantially all of the assets of Opportune IT Healthcare Solutions, Inc. (“Opportune IT”), a provider of coding compliance, recovery audit contractor consulting, and ICD-10 readiness and training to hospitals, physicians and medical groups, on September 8, 2016. The Company also divested the Looking Glass® Patient Engagement suite of solutions on December 1, 2016. Additional details regarding these acquisitions and divestitures as well as other key historic acquisitions and divestitures occurring prior to fiscal 2016 are further discussed in Note 3 - Acquisitions and Divestitures to our consolidated financial statements included in Part II, Item 8 herein.
Business Segments
We manage our business as one single business segment. For our total assets at January 31, 2017 and 2016 and total revenue and net loss for the fiscal years ended January 31, 2017 and 2016, see our consolidated financial statements included in Part II, Item 8 herein.

Contracts, License and Services Fees
The Company enters into agreements with its clients that specify the scope of the system to be installed and/or services to be provided by the Company, as well as the agreed-upon aggregate price, applicable term duration and the timetable for the associated licenses and services.
For clients purchasing software to be installed locally or provided on a SaaS model, these are multi-element arrangements that include either a perpetual or term license and right to access the applicable software functionality (whether installed locally at the client site or the right to use the Company’s solutions as a part of SaaS services), terms regarding maintenance and support services, terms for any third-party components such as hardware and software, and professional services for implementation, integration, process engineering, optimization and training, as well as fees and payment terms for each of the foregoing. If the client purchases solutions on a perpetual license model, the client is billed the license fee up front. Maintenance and support is provided on a term basis for separate fees, with an initial term typically from one to five years in length. The maintenance and support fee is charged annually in advance, commencing either upon contract execution or deployment of the solution in live production. If the client purchases solutions on a term-based model, the client is billed periodically a combined access fee for a specified term, typically from one to seven years in length. The access fee includes the access rights along with all maintenance and support services.
The Company also generally provides software and SaaS clients professional services for implementation, integration, process engineering, optimization and training. These services and the associated fees are separate from the license, maintenance and access fees. Professional services are provided on either a fixed-fee or hourly arrangements billable to clients based on agreed-to payment milestones (fixed fee) or monthly payment structure on hours incurred (hourly). These services can either be included at the time the related locally installed software or SaaS solution is licensed as part of the initial purchase agreement, or added on afterward as an addendum to the existing agreement for services required after the initial implementation.
For coding audit services clients, these review services are provided either through a stand-alone services agreement or services addendum to an existing master agreement with the client. These review services are available as either a one-time service or recurring monthly, quarterly or annual review structure. These services are typically provided on a per reviewed account/chart basis. Monthly minimums are required where material discounts have been offered. Payment typically occurs upon completion of the applicable review project.
The commencement of revenue recognition varies depending on the size and complexity of the system and/or services involved, the implementation or performance schedule requested by the client and usage by clients of SaaS for software-based components. The Company’s agreements are generally non-cancelable but provide that the client may terminate its agreement upon a material breach by the Company and/or or may delay certain aspects of the installation or associated payments in such events. And the Company does allow for termination for convenience in certain situations. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period, and a termination or installation delay of one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company’s business, financial condition, and results of operations, as further discussed in Section 1A Risk Factors herein. Historically, the Company has not experienced a material amount of contract cancellations; however, the Company sometimes experiences delays in the course of contract performance and the Company accounts for them accordingly.
Third-Party License Fees
The Company incorporates software licensed from various third-party vendors into its proprietary software. Stand-alone third-party software is also required to operate certain of the Company’s proprietary software and/or SaaS services. The Company licenses these software products and pays the required license fees when such software is delivered to clients. For information regarding royalty agreements, see Note 3 - Acquisitions and Divestitures to our consolidated financial statements included in Part II, Item 8 herein.
Associates
As of January 31, 2017, the Company had 129 employees (with 127 as full-time employees and 2 as part-time employees), a net increase of 6 during fiscal 2016. The Company utilizes independent contractors to supplement its staff, as needed. None of the Company’s associates are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good. The Company’s success depends, to a significant degree, on its management, sales and technical personnel.
For more information on contracts, backlog, acquisitions and research and development, see also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Competition

Regarding our Patient Care Solutions, HIM, Coding and CDI Solutions and Financial Management Solutions, several companies historically have dominated the clinical information system software market and several of these companies have either acquired, developed or are developing their own document management and workflow technologies. The industry is undergoing consolidation and realignment as companies position themselves to compete more effectively. Strategic alliances between vendors offering HIM workflow and document management technologies and vendors of other healthcare systems are increasing. Barriers to entry to this market include technological and application sophistication, the ability to offer a proven product, creating and utilizing a well-established client base and distribution channels, brand recognition, the ability to operate on a variety of operating systems and hardware platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities. The Company has many competitors including clinical information system vendors that are larger, more established and have substantially more resources than the Company.
Regarding our Audit Services, there are numerous medium and small companies and independent consultants who offer these services. Barriers to entry to this market include creating and utilizing a well-established client base and distribution channels, brand recognition, establishing differentiators for our services and capital for sustained development and marketing activities.
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
Additional Intellectual Property Rights
In addition to the software licenses described in other sections of this Item 1, “Business”, the Company also holds registered trademarks for its Looking Glass®, Streamline Health® and other key trademarks used in selling our products. These marks are currently active, with registrations being valid for a period of 3 years each. The Company actively renews these marks at the end of each registration period.
Regulation
Our clients derive a substantial portion of their revenue from third-party private and governmental payors, including through Medicare, Medicaid and other government-sponsored programs. Our clients also have express handling and retention obligations under information-based laws such as the Health Insurance Portability and Accountability Act of 1996. There are no material regulatory proposals of which the Company is aware that we believe currently have a high likelihood of passage that we anticipate would have a material impact on the operation or demand of the Company’s products and services. However, the Company acknowledges there is currently great uncertainty in the US healthcare market generally from a regulatory perspective. Material changes could have unanticipated impact on demand or usability of the Company’s solutions, require the Company to incur additional development and/or operating costs (on a one-time or recurring basis) or cause clients to terminate their agreements or otherwise be unable to pay amounts owed to the Company, as further discussed in the risk factors in Part 1, Item 1A, “Risk Factors” herein.
Requests for Documents
Copies of documents filed by the Company with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports and statements, if any, can be found at the web site http://investor.streamlinehealth.net as soon as practicable after such material is electronically filed with, or furnished to, the SEC. The information contained on the Company's website is not part of, or incorporated by reference into, this annual report on Form 10-K. Copies can be downloaded free of charge from the Company's web site or directly from the SEC web site, http://www.sec.gov. Also, copies of the Company’s annual report on Form 10-K will be made available, free of charge, upon written request to the Company, attention: Corporate Secretary, 1230 Peachtree Street, NE, Suite 600, Atlanta, GA 30309.
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
Our revenues have been concentrated in a relatively small number of large clients, and we have historically derived a substantial percentage of our total revenues from a few clients. For the fiscal years ended January 31, 2017 and 2016, our five largest clients accounted for 30% and 28% of our total revenues, respectively. If one or more clients terminate all or any portion of a master agreement, delay installations or if we fail to procure additional agreements, there could be a material adverse effect on our business, financial condition and results of operations. See Note 9 - Major Clients to our consolidated financial statements included in Part II, Item 8 herein for further notes regarding representation of the largest individual major clients.

A significant increase in new SaaS contracts could reduce near-term profitability and require a significant cash outlay, which could adversely affect near term cash flow and financial flexibility.
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

Our coding audit services and associated software and technologies represent a new market for the Company, and we may not see the anticipated market interest or growth due to being a new player in the industry.
The Company is currently investing in new software-based technologies relating to high automation and machine-based analytics regarding a client’s coding audit process. These technologies have previously been used solely for internal purposes and have not been commercialized. The return on this investment requires that the product developments are completed in a timely and cost-effective manner, there is general interest in the marketplace (for both existing and future clients) for this technology, the demand for the product generates sufficient revenue in light of the development costs and that the Company is able to execute and successful product launch for these technologies. If the Company is unable to meet these requirements when launching these technologies, or if there is a delay in the launch process, the Company may not see an increase in revenue to offset the current development costs or otherwise translate to added growth and revenue for the Company.

Clients may exercise termination rights within their contracts, which may cause uncertainty in anticipated and future revenue streams.
The Company generally does not allow for termination of a client’s agreement except at the end of the agreed upon term or for cause. However, certain of the Company’s client contracts provide that the client may terminate the contract without cause prior to the end of the term of the agreement by providing written notice, sometimes with relatively short notice periods. Furthermore, there can be no assurance that a client will not cancel all or any portion of an agreement, even without an express early termination right. And, the Company may face additional costs or hardships collecting on amounts owed if a client terminates an agreement without such a right. Whether resulting from termination for cause or the limited termination for convenience rights discussed above, the existence of contractual relationships with these clients is not an assurance that we will continue to provide services for our clients through the entire term of their respective agreements. If clients representing a significant portion of our revenue terminated their agreements unexpectedly, we may not, in the short-term, be able to replace the revenue and income from such contracts and this would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, client contract terminations could harm our reputation within the industry, especially any termination for cause, which could negatively impact our ability to obtain new clients.

Changes in healthcare regulations impacting coding, payers and other aspects of the healthcare regulatory cycle could have substantial impact on our financial performance, growth and operating costs.

Our sales and profitability depend, in part, on the extent to which coverage of and reimbursement for medical care provided is available from governmental health programs, private health insurers, managed care plans and other third-party payors. Unanticipated regulatory changes could materially impact the need for and/or value of our solutions. For example, if governmental or other third-party payors materially reduce reimbursement rates or fail to reimburse our clients adequately, our clients may suffer adverse financial consequences. Changes in regulations affecting the healthcare industry, such as any increased regulation by governmental agencies of the purchase and sale of medical products, or restrictions on permissible discounts and other financial arrangements, could also directly impact the capabilities our solutions and services provide and the pricing arrangements we are required to offer to be competitive in the market. Similarly, the U.S. Congress may adopt legislation that may change, override, conflict with or preempt the currently existing regulations and which could restrict the ability of clients to obtain, use or disseminate patient health information and/or impact the value of the functionality our products and services provide.
These situations would, in turn, reduce the demand for our solutions or services and/or the ability for a client to purchase our solutions or services. This could have a material impact on our financial performance. In addition, the speed with which the Company can respond to and address any such changes when compared with the response of other companies in the same market (especially companies who may accurately anticipate the evolving healthcare industry structure and identify unmet needs) are important competitive factors. If the Company is not able to address the modifications in a timely manner compared with our competition, that may further reduce demand for our solutions and services.

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
Our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly. Our ability to grow will depend upon the economic environment of the healthcare industry, as well as our ability to increase the number of solutions that we sell to our clients. The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions affect the purchasing practices, operation and, ultimately, the operating funds of healthcare organizations. In particular, changes in regulations affecting the healthcare industry, such as any increased regulation by governmental agencies of the purchase and sale of medical products, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned modifications to our solutions and services, or result in delays or cancellations of orders or reduce funds and demand for our solutions and services.
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
We currently compete with many other companies for the licensing of similar software solutions and related services. Several companies historically have dominated the clinical information systems software market and several of these companies have either acquired, developed or are developing their own content management, analytics and coding/clinical documentation improvement solutions, as well as the resultant workflow technologies. The industry is undergoing consolidation and realignment as companies position themselves to compete more effectively. Many of these companies are larger than us and have significantly more resources to invest in their business. In addition, information and document management companies serving other industries may enter the market. Suppliers and companies with whom we may establish strategic alliances also may compete with us. Such companies and vendors may either individually, or by forming alliances excluding us, place bids for large agreements in competition with us. A decision on the part of any of these competitors to focus additional resources in any one of our three solutions stacks (content management, analytics and coding/clinical documentation improvement), workflow technologies and other markets addressed by us could have a material adverse effect on us.

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
Our intellectual property, which represents an important asset to us, has some protection against infringement through copyright and trademark law. We generally have little patent protection on our software. We rely upon license agreements, employment agreements, confidentiality agreements, nondisclosure agreements and similar agreements to maintain the confidentiality of our proprietary information and trade secrets. Notwithstanding these precautions, others may copy, reverse engineer or independently design technology similar to our solutions. If we fail to protect adequately our intellectual property through trademarks and copyrights, license agreements, employment agreements, confidentiality agreements, nondisclosure agreements or similar agreements, our intellectual property rights may be misappropriated by others, invalidated or challenged, and our competitors could duplicate our technology or may otherwise limit any competitive technology advantage we may have. It may be necessary to litigate to enforce or defend our proprietary technology or to determine the validity of the intellectual property rights of others. Any litigation, successful or unsuccessful, may result in substantial cost and require significant attention by management and technical personnel.
Due to the rapid pace of technological change, we believe our future success is likely to depend upon continued innovation, technical expertise, marketing skills and client support and services rather than on legal protection of our intellectual property rights. However, we have aggressively asserted our intellectual property rights when necessary and intend to do so in the future.

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

•	unanticipated expenses related to acquired businesses or technologies and their integration into our existing businesses or technology;

•	the diversion of financial, managerial and other resources from existing operations;

•	the risks of entering into new markets in which we have little or no experience or where competitors may have stronger positions;

•	potential write-offs or amortization of acquired assets or investments;

•	the potential loss of key employees, clients or partners of an acquired business;

•	delays in client purchases due to uncertainty related to any acquisition;

•	potential unknown liabilities associated with an acquisition; and

•	the tax effects of any such acquisitions.
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
We provide SaaS for many clients, including the storage of critical patient, financial and administrative data. In addition, we provide support services to clients through our client support organization. We have redundancies, such as backup generators, redundant telecommunications lines and backup facilities built into our operations to prevent disruptions. However, complete failure of all generators, impairment of all telecommunications lines or severe casualty damage to the primary building or equipment inside the primary building housing our hosting center or client support facilities could cause a temporary disruption in operations and adversely affect clients who depend on the application hosting services. Any interruption in operations at our data center or client support facility could cause us to lose existing clients, impede our ability to obtain new clients, result in revenue loss, cause potential liability to our clients and increase our operating costs.

Our SaaS solutions are provided over an internet connection. Any breach of security or confidentiality of protected health information could expose us to significant expense and harm our reputation.
We provide remote SaaS solutions for clients, including the storage of critical patient, financial and administrative data. We have security measures in place to prevent or detect misappropriation of protected health information. We must maintain facility and systems security measures to preserve the confidentiality of data belonging to clients, as well as their patients, that resides on computer equipment in our data center, which we handle via application hosting services, or that is otherwise in our possession. Notwithstanding efforts undertaken to protect data, it can be vulnerable to infiltration as well as unintentional lapse. If confidential information is compromised, we could face claims for contract breach, penalties and other liabilities for violation of applicable laws or regulations, significant costs for remediation and re-engineering to prevent future occurrences and serious harm to our reputation.

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
We will need to expand our operations if we successfully achieve greater demand for our products and services. We cannot be certain that our systems, procedures, controls and human resources will be adequate to support expansion of our operations. Our future operating results will depend on the ability of our officers and employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. We may not be able to expand and upgrade our systems and infrastructure to accommodate these increases. Difficulties in managing any future growth, including as a result of integrating any prior or future acquisition with our existing businesses, could cause us to incur unexpected expenses or render us unable to meet our clients’ requirements, and consequently have a significant negative impact on our business, financial condition and operating results.

We may not have access to sufficient or cost-efficient capital to support our growth, execute our business plans and remain competitive in our markets.
As our operations grow and as we implement our business strategies, we expect to use both internal and external sources of capital. In addition to cash flow from normal operations, we may need additional capital in the form of debt or equity to operate and support our growth, execute our business plans and remain competitive in our markets. We may have no or limited availability to such external capital, in which case our future prospects may be materially impaired. Furthermore, we may not be able to access external sources of capital on reasonable or favorable terms. Our business operations could be subject to both financial and operational covenants that may limit the activities we may undertake, even if we believe they would benefit our company.

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

We must maintain compliance with the terms of our existing credit facilities or receive a waiver for any non-compliance. The failure to maintain compliance could have a material adverse effect on our ability to finance our ongoing operations and we may not be able to find an alternative lending source if a default occurs.
In November 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto. Pursuant to the Credit Agreement, the lenders agreed to provide a $10,000,000 senior term loan and a $5,000,000 revolving line of credit to our primary operating subsidiary. In November 2014, the Company repaid indebtedness under its prior credit facility using approximately $7,400,000 of the proceeds provided by the term loan. The prior credit facility with Fifth Third Bank was terminated concurrent with the entry of the Credit Agreement. The Credit Agreement includes customary financial covenants, including the requirements that the Company maintain certain minimum liquidity and achieve certain minimum EBITDA levels.
Pursuant to the terms of the second amendment to the Credit Agreement entered into as of April 29, 2016, the Company is required to maintain minimum liquidity of at least $6,500,000 from April 29, 2016 through and including the maturity date of the credit facility. The Company was in compliance with the applicable loan covenants at January 31, 2017. The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, calculated pursuant to the Credit Agreement and measured on a quarter-end basis, of at least the required amounts in the table set forth in Note 6 - Debt to our consolidated financial statements included in Part II, Item 8 herein for the applicable period set forth therein.
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
Our operating results have fluctuated from quarter-to-quarter in the past, and we may experience continued fluctuations in the future. Future revenues and operating results may vary significantly from quarter-to-quarter as a result of a number of factors, many of which are outside of our control. These factors include: the relatively large size of client agreements; unpredictability in the number and timing of system sales and sales of application hosting services; length of the sales cycle; delays in installations; changes in clients’ financial conditions or budgets; increased competition; the development and introduction of new products and services; the loss of significant clients or remarketing partners; changes in government regulations, particularly as they relate to the healthcare industry; the size and growth of the overall healthcare information technology markets; any liability and other claims that may be asserted against us; our ability to attract and retain qualified personnel; national and local general economic and market conditions; and other factors discussed in this report and our other filings with the SEC.

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
We are generally not restricted from issuing in public or private offerings additional shares of common stock or preferred stock (except for certain restrictions under the terms of our outstanding preferred stock), and other securities that are convertible into or exchangeable for, or that represent a right to receive, common stock or preferred stock or any substantially similar securities. Such offerings represent the potential for a significant increase in the number of outstanding shares of our common stock. The market price of our common stock could decline as a result of sales of common stock, preferred stock or similar securities in the market made after an offering or the perception that such sales could occur.

In addition to our currently outstanding preferred stock, the issuance of an additional series of preferred stock could adversely affect holders of shares of our common stock, which may negatively impact your investment.
Our Board of Directors is authorized to issue classes or series of preferred stock without any action on the part of the stockholders. The Board of Directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including rights and preferences over the shares of common stock with respect to dividends or upon our dissolution, winding-up or liquidation, and other terms. If we issue preferred stock in the future that has a preference over the shares of our common stock with respect to the payment of dividends or upon our dissolution, winding up or liquidation, or if we issue preferred stock with voting rights that dilute the voting power of the shares of our common stock, the rights of the holders of shares of our common stock or the market price of our common stock could be adversely affected.
As of January 31, 2017, we had 2,949,995 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 14 to our consolidated financial statements included in Part II, Item 8 herein and our other SEC filings.

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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
The Company’s principal offices are located at 1230 Peachtree Street, NE, Suite 600, Atlanta, GA 30309. The Company leases all of its properties. For fiscal 2016, the aggregate rental expense for the Company's leased properties was $1,224,000. The following table provides information regarding each property currently leased by the Company.

Location	Area (Sq. Feet)	Principal Business Function	End of Term	Renewal Option
Atlanta, GA	24,335	Corporate Office	November 30, 2022	None
New York, NY	10,350	Satellite Office	November 29, 2019	None

The Company believes that its facilities are adequate for its current needs and that suitable alternative space is available to accommodate expansion of the Company’s operations.

ITEM 3.    Legal Proceedings
We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. We are not aware of any legal matters that could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
The Company’s common stock trades on The NASDAQ Stock Market (“NASDAQ”) under the symbol STRM. The table below sets forth the high and low sales prices for the Company’s common stock for each of the quarters in fiscal years 2016 and 2015, as reported by NASDAQ. The closing price of the Company’s common stock on March 20, 2017 was $1.04 per share as reported by NASDAQ.

Fiscal Year 2016	High	Low
4th Quarter (November 1, 2016 through January 31, 2017)	$1.84	$1.20
3rd Quarter (August 1, 2016 through October 31, 2016)	2.11	1.36
2nd Quarter (May 1, 2016 through July 31, 2016)	1.78	1.08
1st Quarter (February 1, 2016 through April 30, 2016)	1.82	1.15

Fiscal Year 2015	High	Low
4th Quarter (November 1, 2015 through January 31, 2016)	$2.28	$1.12
3rd Quarter (August 1, 2015 through October 31, 2015)	3.50	1.91
2nd Quarter (May 1, 2015 through July 31, 2015)	2.98	1.02
1st Quarter (February 1, 2015 through April 30, 2015)	4.25	2.08
According to the stock transfer agent’s records, the Company had 216 stockholders of record as of March 20, 2017. Because brokers and other institutions on behalf of stockholders hold many of such shares, the Company is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. The Company estimates that it has approximately 3,200 stockholders, based on information provided by the Company’s stock transfer agent from its search of individual participants in security position listings.
The Company has not paid any cash dividends on its common stock since its inception and dividend payments are prohibited or restricted under financing agreements. For more information on the restrictions on dividends, see also “Liquidity and Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 6 - Debt to our consolidated financial statements included in Part II, Item 8 herein.
During the three months ended January 31, 2017, we did not repurchase any shares of the Company’s common stock.

ITEM 6.    Selected Financial Data
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
In fiscal 2016, the Company evaluated all of its solutions to determine how it could best assist healthcare providers in improving their revenue cycle management. Based on this evaluation, we determined that the portion of the revenue cycle management where we could make the greatest impact for our clients was the middle portion of the revenue cycle, that is, the revenue cycle operations from initial charge capture to bill drop.
The Company first evaluated its current operations. We determined that our HIM, Coding and CDI solutions, our Patient Care solutions (including the Business Analytics and Clinical Analytics solutions) and our Financial Management solutions all directly impacted the middle of the revenue cycle process. Given the alignment with our intended focus going forward, we identified key areas of growth opportunity within each of these solution sets.
We also determined that our Patient Engagement solution affected the beginning of the revenue cycle, early in the patient experience, and was therefore not as compatible with the Company’s new strategy of focusing on solutions affecting the middle of the revenue cycle. Because of this, and because the individuals at our clients making the decision to purchase our Patient Engagement solution and the rest of our solutions were different and we were not seeing the revenue growth opportunities we expected from our Patient Engagement solution, we sold the Patient Engagement solution near the end of fiscal 2016.

The Company also evaluated outside opportunities to add additional capabilities that focus on the middle portion of the revenue cycle. We determined that Opportune IT and its service offerings and associated technologies clearly addressed the middle of the revenue cycle through improved coding audit capabilities for our clients. We saw the acquisition as a strategic opportunity to enhance the portfolio of solutions available to our clients that fit within our new, focused strategy. As a result, the Company acquired the Opportune IT business in September 2016 and has focused growth and development resources to integrate and improve these services offerings and technologies.
Because of these key transactions, we believe our suite of software and services is broad enough to compete with the primary competitors in the marketplace, but narrow enough to allow us to invest materially in development to maintain market leadership in key areas of focus.
In fiscal 2016, our industry continues to move from “volume” to “value”, wherein compensation models change to reward healthcare providers for improving the health of their patients (“value”) at a set price as opposed to paying for tests and procedures individually without translation to actual benefit (“volume”). Our position as a leading provider of enterprise solutions and services for revenue cycle optimization supports the volume model and is perfectly matched to the value-driven market. At a time in our industry when healthcare providers are experiencing substantial pressure on both revenue and margins, we believe our solutions and services enable clients to reduce days of accounts receivable, capture more of the revenue they deserve, lower their Days Not Final Billed (DNFB) and reduce their risk of denials and audits.
Regardless of the state of the Affordable Care Act, the healthcare industry continues to face sweeping changes and new standards of care that are putting greater pressure on healthcare providers to be more efficient in every aspect of their operations. We believe these changes represent ongoing opportunities for our Company to work with our direct clients and partner with various resellers to provide information technology solutions to help providers meet these new requirements.

Results of Operations

Statements of Operations for the fiscal years ended January 31 (in thousands):

	2017	2016	$ Change	% Change
System sales	$2,513	$2,946	$(433)	(15)%
Professional services	2,396	2,212	184	8%
Audit services	628	—	628	100%
Maintenance and support	14,810	15,145	(335)	(2)%
Software as a service	6,713	8,011	(1,298)	(16)%
Total revenues	27,060	28,314	(1,254)	(4)%
Cost of sales	11,527	11,401	126	1%
Selling, general and administrative	13,088	13,443	(355)	(3)%
Product research and development	7,454	9,093	(1,639)	(18)%
Gain on sale of business	(238)	—	(238)	(100)%
Total operating expenses	31,831	33,937	(2,106)	(6)%
Operating loss	(4,771)	(5,623)	852	(15)%
Other income (expense), net	(403)	1,340	(1,743)	(130)%
Income tax benefit (expense)	12	(8)	20	(250)%
Net loss	$(5,162)	$(4,290)	$(872)	20%
Adjusted EBITDA(1)	$2,921	$2,761	$160	(6)%
_______________

(1)
Non-GAAP measure meaning net earnings (loss) before net interest expense, tax expense (benefit), depreciation, amortization, stock-based compensation expense, transactional and other expenses that do not relate to our core operations. See “Use of Non-GAAP Financial Measures” below for additional information and reconciliation.

The following table sets forth, for each fiscal year indicated, certain operating data as percentages of total revenues:
Statements of Operations(1)

	Fiscal Year
	2016	2015
System sales	9.3%	10.4%
Professional services	8.9	7.8
Audit services	2.3	—
Maintenance and support	54.7	53.5
Software as a service	24.8	28.3
Total revenues	100.0%	100.0%
Cost of sales	42.6	40.3
Selling, general and administrative	48.4	47.5
Product research and development	27.5	32.1
Gain on sale of business	(0.9)	—
Total operating expenses	117.6	119.9
Operating loss	(17.6)	(19.9)
Other income (expense), net	(1.5)	4.7
Income tax benefit	—	—
Net loss	(19.1)%	(15.2)%
Cost of Sales to Revenues ratio, by revenue stream:
Systems sales	107.9%	94.3%
Services, maintenance and support	39.5%	35.6%
Software as a service	26.3%	30.5%
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

Comparison of fiscal year 2016 with 2015
Revenues

	Fiscal Year		2016 to 2015 Change
(in thousands):	2016	2015	$	%
System Sales:
Proprietary software	$1,059	$1,662	$(603)	(36)%
Term license	1,167	1,265	(98)	(8)%
Hardware and third-party software	287	19	268	1,411%
Professional services	2,396	2,212	184	8%
Audit services	628	—	628	100%
Maintenance and support	14,810	15,145	(335)	(2)%
Software as a service	6,713	8,011	(1,298)	(16)%
Total Revenues	$27,060	$28,314	$(1,254)	(4)%

Proprietary software and term licenses — Proprietary software revenues recognized in fiscal 2016 were $1,059,000, as compared to $1,662,000 in fiscal 2015. The decreased fiscal 2016 revenues as compared to 2015 revenues are primarily attributable to a larger perpetual license sale of our Looking Glass® abstracting solution in the second quarter of fiscal 2015.

Term license revenues recognized in fiscal 2016 were $1,167,000, as compared to $1,265,000 in fiscal 2015. The decreased fiscal 2016 revenues as compared to 2015 revenues are primarily attributable to the expiration of a clinical analytics contract.
Hardware and third-party software — Revenues from hardware and third-party software sales in fiscal 2016 were $287,000, as compared to $19,000 in fiscal 2015. Fluctuations from year to year are a function of client demand.
Professional services — Revenues from professional services in fiscal 2016 were $2,396,000, as compared to $2,212,000 in fiscal 2015. The increase was primarily attributable to implementation services in connection with a sale of Coding and CDI perpetual license in the second quarter of fiscal 2015, which resulted in additional revenue being recognized in the current fiscal year.
Maintenance and support — Revenues from maintenance and support in fiscal 2016 were $14,810,000, as compared to $15,145,000 in fiscal 2015. The decrease in maintenance and support in fiscal 2016 resulted primarily from the sale of our Looking Glass® Patient Engagement suite of solutions, as well as a few customer cancellations, and was partially offset by increased revenue associated with a sale of Coding and CDI perpetual license in the second quarter of fiscal 2015.
Software as a service (SaaS) — Revenues from SaaS in fiscal 2016 were $6,713,000, as compared to $8,011,000 in fiscal 2015. The year-to-year decrease was attributable to cancellations by three customers of our Financial Management solutions.
Cost of Sales

	Fiscal Year		2016 to 2015 Change
(in thousands):	2016	2015	$	%
Cost of system sales	$2,713	$2,778	$(65)	(2)%
Cost of professional services	2,724	3,144	(420)	(13)%
Cost of audit services	1,100	—	1,100	100%
Cost of maintenance and support	3,227	3,037	190	6%
Cost of software as a service	1,764	2,442	(678)	(28)%
Total cost of sales	$11,528	$11,401	$127	1%
Cost of system sales includes amortization and impairment of capitalized software expenditures, royalties and the cost of third-party hardware and software. Cost of system sales, as a percentage of system sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The decrease in expense in fiscal 2016 was primarily due to a reduction in software amortization expense, and was partially offset by the increase in sales of third-party hardware. We incurred $2,495,000 and $2,747,000 in overall software amortization expense in fiscal 2016 and 2015, respectively.
The cost of professional services includes compensation and benefits for professional services personnel, and related expenses. The decrease from fiscal 2015 to 2016 was primarily due to the reduction in independent contractors and personnel expenses, as well as the increase in professional services components that are essential to the functionality of the software, for which direct costs are deferred and recognized ratably over the associated revenue recognition term.
The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. The Company began offering audit services in September 2016, following the acquisition of Opportune IT.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The increase from fiscal 2015 to 2016 was primarily due to an increase in support personnel headcount, and was partially offset by the decrease in third-party maintenance contracts cost.
The cost of SaaS is relatively fixed but subject to some fluctuation for the goods and services it requires. The decrease was primarily related to a reduction in SaaS personnel costs, as well as a decrease in telecommunication costs and in hosting service fees, as a result of moving data previously held by a third-party to the Company’s data center.
Selling, General and Administrative Expense

	Fiscal Year		2016 to 2015 Change
(in thousands):	2016	2015	$	%
General and administrative expenses	$8,282	$9,011	$(729)	(8)%
Sales and marketing expenses	4,806	4,432	374	8%
Total selling, general, and administrative	$13,088	$13,443	$(355)	(3)%

General and administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s executive and administrative staff, general corporate expenses, amortization of intangible assets and occupancy costs. The decrease in expense in fiscal 2016 was primarily due to a reduction in professional fees, stock compensation expense and accrued bonuses.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales and marketing staff, as well as advertising and marketing expenses, including expenses incurred in connection with trade shows. The increase in sales and marketing expense in fiscal 2016 over 2015 is primarily due to an increase in sales and marketing personnel costs, as well as to the annual user conference hosted by the Company in the third quarter of fiscal 2016, whereas no such event occurred in fiscal 2015.
Product Research and Development

	Fiscal Year		2016 to 2015 Change
(in thousands):	2016	2015	$	%
Research and development expense	$7,454	$9,093	$(1,639)	(18)%
Capitalized software development cost	1,979	—	1,979	100%
Total research and development cost	$9,433	$9,093	$340	4%
Product research and development expenses consist primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects and an allocated portion of general overhead costs, including occupancy. The increase in total research and development cost from fiscal 2015 to 2016 was primarily due to an increase in development staffing and professional fees. The decrease in research and development expense was a result of an increase in research and development costs in fiscal 2016 that met the requirements for capitalization, and was partially offset by the increase in personnel costs and professional fees. The Company’s software development efforts during fiscal year 2015 were focused on stabilizing and maintaining our suite of software solutions.  Those efforts did not meet the requirements for capitalization of software development costs.  In the current fiscal year, however, the Company has rebalanced software development efforts to focus on innovation that addresses future client needs and drives higher quality in the value-based world in which our clients operate. These enhancement efforts do meet the requirements for capitalization. Research and development expenses in fiscal 2016 and 2015, as a percentage of revenues, were 28% and 32%, respectively.
Gain on Sale of Business

	Fiscal Year		2016 to 2015 Change
(in thousands):	2016	2015	$	%
Gain on sale of business	$(238)	$—	$(238)	(100)%
In the fourth quarter of fiscal 2016, we sold our Looking Glass® Patient Engagement suite of solutions to Document Storage Systems, Inc. (DSS) for $2,000,000 in cash. Our Looking Glass® Patient Engagement suite consisted primarily of patient scheduling and surgery management software, which was based upon the legacy ForSite2020 solution obtained in connection with the acquisition of Unibased in February 2014. As a result, we recorded a $238,000 gain on sale of business in fiscal 2016.
Other Income (Expense)

	Fiscal Year		2016 to 2015 Change
(in thousands):	2016	2015	$	%
Interest expense	$(509)	$(884)	$375	(42)%
Miscellaneous income	106	2,224	(2,118)	(95)%
Total other income	$(403)	$1,340	$(1,743)	(130)%
Interest expense consists of interest and commitment fees on the line of credit and interest on the term loans, and is inclusive of deferred financing cost amortization. Amortization of deferred financing cost and debt discount were $71,000 in both fiscal 2016 and 2015. Interest expense was lower in fiscal 2016 primarily as a result of a lower principal amount outstanding.
The decrease in miscellaneous income from 2015 to 2016 was primarily due to the warrant valuation adjustment in fiscal 2015, which was driven by the Company’s stock price, as well as the receipt of $750,000 in cash from the Unibased escrow disbursement in fiscal 2015. In fiscal 2016 and 2015, valuation adjustments to our warrants liability included in miscellaneous income totaled $159,000 and $1,629,000, respectively.
Provision for Income Taxes
We recorded tax benefit of $12,000 and tax expense of $8,000 in fiscal 2016 and 2015, respectively. Please refer to Note 8 - Income Taxes to our consolidated financial statements included in Part II, Item 8 herein for details on current and deferred tax (expense) benefit for federal and state income taxes.
Backlog

	January 31
	2017	2016
Company proprietary software	$11,504,000	$21,586,000
Third-party hardware and software	150,000	200,000
Professional services	4,068,000	5,803,000
Audit services	1,847,000	—
Maintenance and support	19,193,000	23,292,000
Software as a service	13,861,000	16,264,000
Total	$50,623,000	$67,145,000
At January 31, 2017, the Company had contracts and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed, which if fully performed, would generate future revenues of $50,623,000 compared with $67,145,000 at January 31, 2016.
The Company’s proprietary software backlog consists of signed agreements to purchase either perpetual software licenses or term licenses. Typically, perpetual licenses included in backlog are either not yet generally available or the software is generally available and the client has not taken possession of the software. Term licenses included in backlog consist of signed agreements where the client has already taken possession, but the payment for the software is bundled with maintenance and support fees over the life of the contract. The decrease in backlog is primarily due to the conversion of a long-delayed term license into a perpetual license agreement coupled with an overall reduction in scope. Backlog was further reduced by the sale of our Patient Engagement suite of solutions.
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
Audit services backlog consists of signed contracts for audit services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing.
Maintenance and support backlog consists of maintenance agreements for perpetual licenses and/or third party software or hardware, in each case consisting of signed agreements to purchase such services but that represent future performance for the contracted maintenance and support term. Clients typically prepay maintenance and support fees on an annual basis with some monthly pre-payment arrangements existing. Maintenance and support fees are generally billed 30-60 days prior to the beginning of the maintenance period. The Company does not expect any significant client attrition over the next 12 months outside of the ordinary course of business. Maintenance and support backlog at January 31, 2017 was $19,193,000, as compared to $23,292,000 at January 31, 2016. The decrease in maintenance and support is primarily due to the sale of our Patient Engagement suite of solutions. The Company expects to recognize $12,819,000 out of January 31, 2017 maintenance and support backlog in fiscal 2017.
Relating specifically to SaaS-model client agreements signed as of January 31, 2017, the Company expects to generate revenues of $13,861,000 from such SaaS agreements through their respective renewal dates in fiscal years 2017 through 2021. The Company expects to recognize $5,516,000 out of January 31, 2017 SaaS backlog in fiscal 2017. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client and ultimately the official go-live on the system. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period. The decrease in SaaS backlog is a result of revenue recognition exceeding bookings. Backlog was further reduced by the sale of our Patient Engagement suite of solutions.
Additional commentary regarding the average duration of client contracts and risks relating to termination can be found in Part I, Item 1, “Business” (see specifically the Contracts, License and Services Fees section) and Part I, Item 1A, “Risk Factors” herein.
Termination rights in the Company’s master agreements are generally limited to termination for cause, except for select exceptions, as further discussed in the Contracts, License and Services Fees section of Part I, Item 1, “Business” herein. However, there can be no assurance that a client will not cancel all or any portion of an agreement or delay portions of an agreement, as further discussed in Part I, Item 1A, “Risk Factors” herein. Such events could have a material adverse effect on the Company’s ability to recognize amounts and the Company’s financial condition and results of operations.

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
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share
We define: (i) EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation, amortization, stock-based compensation expense, transaction expenses and other expenses that do not relate to our core operations; (iii) Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of GAAP net revenue; and (iv) Adjusted EBITDA per diluted share as Adjusted EBITDA divided by adjusted diluted shares outstanding. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the board and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure (primarily interest charges), asset base (primarily depreciation and amortization), items outside the control of the management team (taxes) and expenses that do not relate to our core operations including: transaction-related expenses (such as professional and advisory services), corporate restructuring expenses (such as severances) and other operating costs that are expected to be non-recurring. Adjusted EBITDA removes the impact of share-based compensation expense, which is another non-cash item. Adjusted EBITDA per diluted share includes incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position.
The Board of Directors and management also use these measures (i) as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and (ii) as a performance evaluation metric in determining achievement of certain executive and associate incentive compensation programs.
Our lender uses a measurement that is similar to the Adjusted EBITDA measurement described herein to assess our operating performance. The lender under our Credit Agreement requires delivery of compliance reports certifying compliance with financial covenants, certain of which are based on a measurement that is similar to the Adjusted EBITDA measurement reviewed by our management and Board of Directors.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not measures of liquidity under GAAP or otherwise, and are not alternatives to cash flow from continuing operating activities, despite the advantages regarding the use and analysis of these measures as mentioned above. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share, as disclosed in this annual report on Form 10-K have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA and its variations are:

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

Adjusted EBITDA has all the inherent limitations of EBITDA. To properly and prudently evaluate our business, the Company encourages readers to review the GAAP financial statements included elsewhere in this annual report on Form 10-K, and not rely on any single financial measure to evaluate our business. We also strongly urge readers to review the reconciliation of these non-GAAP financial measures to the most comparable GAAP measure in this section, along with the consolidated financial statements included elsewhere in Part II, Item 8 herein.
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

The following table reconciles EBITDA and Adjusted EBITDA to net loss, and Adjusted EBITDA per diluted share to loss per diluted share for the fiscal years ended January 31, 2017 and 2016 (amounts in thousands, except per share data):

	Fiscal Year
Adjusted EBITDA Reconciliation	2016	2015
Net loss	$(5,162)	$(4,290)
Interest expense	509	884
Tax expense (benefit)	(12)	8
Depreciation	1,100	1,245
Amortization of capitalized software development costs (1)	2,771	3,073
Amortization of intangible assets	1,345	1,345
Amortization of other costs	254	136
EBITDA	805	2,402
Stock-based compensation expense	1,787	2,386
Gain on sale of business	(238)	—
Loss on disposal of fixed assets	1	92
Non-cash valuation adjustments to assets and liabilities (2)	(65)	(1,669)
Transaction related professional fees, advisory fees, and other internal direct costs	392	93
Associate severances and other costs relating to transactions or corporate restructuring	239	206
Other non-recurring operating income (3)	—	(750)
Adjusted EBITDA	$2,921	$2,761
Adjusted EBITDA Margin (4)	11%	10%

Adjusted EBITDA per Diluted Share Reconciliation	2016	2015
Loss per share — diluted	$(0.31)	$(0.30)
Adjusted EBITDA per adjusted diluted share (5)	$0.13	$0.13
Diluted weighted average shares	19,528,341	18,689,854
Includable incremental shares — adjusted EBITDA (6)	3,327,130	3,075,278
Adjusted diluted shares	22,855,471	21,765,132
_______________

(1)
Fiscal 2016 includes $1,429,000 relating to internally-developed legacy software, $272,000 relating to acquired internally-developed software from Interpoint, $729,000 relating to internally-developed software acquired from Meta, $336,000 relating to internally-developed software acquired from Unibased, and $5,000 relating to internally-developed software acquired from Opportune IT. Fiscal 2015 includes $1,615,000 relating to internally-developed legacy software, $326,000 relating to acquired internally-developed software from Interpoint, $729,000 relating to internally-developed software acquired from Meta, and $403,000 relating to internally-developed software acquired from Unibased. For more information regarding our acquisitions, please see Note 3 - Acquisitions and Divestitures to our consolidated financial statements included in Part II, Item 8 herein.

(2)	Fiscal 2016 and 2015 include valuation adjustments for warrants liability of $(159,000) and $(1,629,000), respectively.

(3)	Fiscal 2015 includes receipt from disbursement of Unibased escrow account.

(4)	Adjusted EBITDA as a percentage of GAAP net revenues.

(5)	Adjusted EBITDA per adjusted diluted share for the Company's common stock is computed using the more dilutive of the two-class method or the if-converted method.

(6)
The number of incremental shares that would be dilutive under profit assumption, only applicable under a GAAP net loss. If GAAP profit is earned in the current period, no additional incremental shares are assumed.

Application of Critical Accounting Policies
The following is a summary of the Company’s most critical accounting policies. See Note 2 - Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8 herein for a complete discussion of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

Revenue Recognition
The Company recognizes revenue for perpetual and term licenses in accordance with ASC 985-605, Software-Revenue Recognition and ASC 605-25, Revenue Recognition — Multiple-element Arrangements. The Company commences revenue recognition when the following criteria all have been met:

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
Allowance for Doubtful Accounts
Accounts and contract receivables are comprised of amounts owed the Company for solutions and services provided. Contracts with individual clients and resellers determine when receivables are due and payable. In determining the allowances for doubtful accounts, the unpaid receivables are reviewed monthly to determine the payment status based upon the most currently available information. During these monthly reviews, the Company determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its clients or resellers to make required payments.
Capitalized Software Development Costs
Software development costs are accounted for in accordance with either ASC 985-20, Software — Costs of Software to be Sold, Leased or Marketed, or ASC 350-40, Internal-Use Software. Costs associated with the planning and designing phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is over the estimated economic life of the software. Amortization for our legacy software systems is provided on a solution-by-solution basis over the estimated economic life of the software, using the straight-line method. Amortization commences when a solution is available for general release to clients. Acquired internally-developed software from acquisitions is amortized using the straight-line method. Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination. The Company reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization.
Goodwill and Intangible Assets

Goodwill and other intangible assets were recognized in conjunction with the Interpoint, Meta, CLG, Opportune IT and Unibased acquisitions, taking into account the divestiture discussed in Note 3 - Acquisitions and Divestitures to our consolidated financial statements included in Part II, Item 8 herein. Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of internally-developed software, client relationships, supplier agreements, non-compete agreements, customer contracts and license agreements. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from six months to 15 years, using the straight-line and undiscounted expected future cash flows methods.

We assess the useful lives and possible impairment of existing recognized goodwill on at least an annual basis, and goodwill and intangible assets when an event occurs that may trigger such a review. Factors considered important which could trigger a review include:

•	significant under-performance relative to historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy for the overall business;

•	identification of other impaired assets within a reporting unit;

•	disposition of a significant portion of an operating segment;

•	significant negative industry or economic trends;

•	significant decline in the Company’s stock price for a sustained period; and

•	a decline in the market capitalization relative to the net book value.

Determining whether a triggering event has occurred involves significant judgment by the Company.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. We establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. See Note 8 - Income Taxes to our consolidated financial statements included in Part II, Item 8 herein for further details.
Common Stock Warrants
The fair value of the common stock warrants are computed using the Black-Scholes option pricing model based on the following assumptions: annual volatility, risk-free rate, dividend yield and expected life. The model also includes assumptions to account for anti-dilutive provisions within the warrant agreement. See Note 2 - Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8 herein for more information.

Liquidity and Capital Resources
The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded with cash generated by operations and borrowings under credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash and cash equivalent balances at January 31, 2017 and 2016 were $5,654,000 and $9,882,000, respectively. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.
The Company has liquidity through the Credit Agreement described in more detail in Note 6 - Debt to our consolidated financial statements included in Part II, Item 8 herein. The Company’s primary operating subsidiary has a $5,000,000 revolving line of credit that has not been drawn upon as of the date of this report. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary must comply with customary financial covenants, including the requirement that the Company maintain minimum liquidity of at least $6,500,000 from April 29, 2016 through and including the maturity date of the credit facility. Pursuant to the Credit Agreement’s definition, the liquidity of the Company’s primary operating subsidiary as of January 31, 2017 was $10,654,000, which satisfies the minimum liquidity financial covenant in the Credit Agreement.
The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, calculated pursuant to the Credit Agreement and measured on a quarter-end basis, of at least the required amounts in the table set forth in Note 6 - Debt to our consolidated financial statements included in Part II, Item 8 herein for the applicable period set forth therein. Our lender uses a measurement that is similar to the Adjusted EBITDA, a non-GAAP financial measure described above. The required minimum EBITDA level for the period ended January 31, 2017 was zero. The Company’s actual Adjusted EBITDA for this period was approximately $2,921,000.
Based upon the borrowing base formula set forth in the Credit Agreement, as of January 31, 2017, the Company had

access to the full amount of the $5,000,000 revolving line of credit.
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
Significant cash obligations

(in thousands)	Fiscal Year
	2016	2015
Term loans	$5,539	$8,265
Capital lease	91	686
Royalty liability	2,351	2,292
Please reference Note 3 — Acquisitions and Note 6 — Debt to our consolidated financial statements included in Part II, Item 8 for additional information.
Operating cash flow activities

(in thousands)	Fiscal Year
	2016	2015
Net loss	$(5,162)	$(4,290)
Non-cash adjustments to net loss	7,147	6,763
Cash impact of changes in assets and liabilities	(977)	3,408
Annual operating cash flow	$1,008	$5,881
The decrease in net cash provided by operating activities in fiscal 2016 is primarily due to higher collections in fiscal 2015, as a result of the Company’s efforts to resolve issues that were delaying payments.
The Company’s clients typically have been well-established hospitals, medical facilities or major health information system companies that resell the Company’s solutions, which have good credit histories, and payments have been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with clients often involve significant amounts and contract terms typically require clients to make progress payments. Adverse economic events, as well as uncertainty in the credit markets, may adversely affect the liquidity for some of our clients.
Investing cash flow activities

(in thousands)	Fiscal Year
	2016	2015
Purchases of property and equipment	$(506)	$(518)
Capitalized software development costs	(1,979)	—
Payment for acquisitions, net of cash acquired	(1,400)	—
Proceeds from sale of business	$2,000	$—
Annual investing cash flow	$(1,885)	$(518)
The increase in cash used for investing activities is primarily a result of the incurrence of internal software development costs which were eligible for capitalization. In fiscal 2015, our development efforts focused on solutions involving development costs that did not qualify for capitalization due to rapid release cycles.

The Company estimates that to replicate its existing internally-developed software would cost significantly more than the stated net book value of $4,584,000, including the acquired internally-developed software of Interpoint, Meta and Opportune IT at January 31, 2017. Many of the programs related to capitalized software development continue to have significant value to our current solutions and those under development, as the concepts, ideas and software code are readily transferable and are incorporated into new solutions.
Financing cash flow activities

(in thousands)	Fiscal Year
	2016	2015
Principal repayments on term loans	$(2,797)	$(1,465)
Principal payments on capital lease obligations	(569)	(816)
Proceeds from exercise of stock options and stock purchase plan	26	276
Other	(11)	2
Annual financing cash flow	$(3,351)	$(2,003)
The increase in cash used in financing activities in fiscal 2016 over the prior year was primarily the result of an increase in principal repayments on our term loan, as well as the decrease in proceeds received from the exercise of stock options.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Streamline Health Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Streamline Health Solutions, Inc. and subsidiary as of January 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule of the Company listed in Schedule II. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streamline Health Solutions, Inc. and subsidiary as of January 31, 2017 and 2016 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ RSM US LLP

Atlanta, Georgia
April 10, 2017

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 31
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$5,654,093	$9,882,136
Accounts receivable, net of allowance for doubtful accounts of $198,449 and $155,407, respectively	4,489,789	4,199,315
Contract receivables	466,423	119,697
Prepaid hardware and third party software for future delivery	5,858	5,858
Prepaid client maintenance contracts	595,633	956,913
Other prepaid assets	732,496	941,532
Other current assets	439	97,986
Total current assets	11,944,731	16,203,437
Non-current assets:
Property and equipment:
Computer equipment	3,110,274	2,647,135
Computer software	827,642	801,895
Office furniture, fixtures and equipment	683,443	683,443
Leasehold improvements	729,348	729,348
	5,350,707	4,861,821
Accumulated depreciation and amortization	(3,447,198)	(2,407,746)
Property and equipment, net	1,903,509	2,454,075
Contract receivables, less current portion	—	8,711
Capitalized software development costs, net of accumulated amortization of $16,544,797 and $14,919,948, respectively	4,584,245	6,123,638
Intangible assets, net	6,996,599	8,155,325
Goodwill	15,537,281	16,184,667
Other non-current assets	672,133	746,018
Total non-current assets	29,693,767	33,672,434
	$41,638,498	$49,875,871

See accompanying notes to consolidated financial statements.

	January 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,116,525	$1,136,779
Accrued compensation	496,706	935,324
Accrued other expenses	484,391	328,551
Current portion of term loan	655,804	673,807
Deferred revenues	9,916,454	10,447,280
Current portion of capital lease obligations	91,337	592,642
Total current liabilities	12,761,217	14,114,383
Non-current liabilities:
Term loan, net of deferred financing cost of $199,211 and $270,147, respectively	4,883,286	7,590,937
Warrants liability	46,191	205,113
Royalty liability	2,350,754	2,291,888
Lease incentive liability, less current portion	339,676	369,406
Capital lease obligations	—	93,257
Deferred revenues, less current portion	568,515	1,212,709
Total non-current liabilities	8,188,422	11,763,310
Total liabilities	20,949,639	25,877,693
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,849,985 redemption and liquidation value, 4,000,000 shares authorized, 2,949,995 issued and outstanding, net of unamortized preferred stock discount of $0 and $875,935, respectively	8,849,985	7,974,050
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 19,695,391 and 18,783,540 shares issued and outstanding, respectively	196,954	187,836
Additional paid in capital	80,667,771	79,700,577
Accumulated deficit	(69,025,851)	(63,864,285)
Total stockholders’ equity	11,838,874	16,024,128
	$41,638,498	$49,875,871

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2016	2015
Revenues:
Systems sales	$2,512,579	$2,946,304
Professional services	2,395,987	2,212,002
Audit services	627,919	—
Maintenance and support	14,809,935	15,145,480
Software as a service	6,713,485	8,010,672
Total revenues	27,059,905	28,314,458
Operating expenses:
Cost of systems sales	2,712,663	2,778,041
Cost of professional services	2,724,078	3,143,881
Cost of audit services	1,100,154	—
Cost of maintenance and support	3,226,511	3,036,550
Cost of software as a service	1,763,705	2,442,143
Selling, general and administrative	13,088,074	13,442,799
Research and development	7,453,638	9,093,353
Gain on sale of business	(238,103)	—
Total operating expenses	31,830,720	33,936,767
Operating loss	(4,770,815)	(5,622,309)
Other income (expense):
Interest expense	(508,859)	(884,226)
Miscellaneous income	106,084	2,224,423
Loss before income taxes	(5,173,590)	(4,282,112)
Income tax benefit (expense)	12,024	(8,003)
Net loss	(5,161,566)	(4,290,115)
Less: deemed dividends on Series A Preferred Shares	(875,935)	(1,336,072)
Net loss attributable to common shareholders	$(6,037,501)	$(5,626,187)
Basic net loss per common share	$(0.31)	$(0.30)
Number of shares used in basic per common share computation	19,528,341	18,689,854
Diluted net loss per common share	$(0.31)	$(0.30)
Number of shares used in diluted per common share computation	19,528,341	18,689,854

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock shares	Common stock	Additional paid in capital	Accumulated deficit	Total stockholders’ equity
Balance at January 31, 2015	18,553,389	$185,534	$78,390,424	$(59,574,170)	$19,001,788
Stock issued pursuant to Employee Stock Purchase Plan and exercise of stock options	111,971	1,120	260,918	—	262,038
Restricted stock issued	118,180	1,182	(1,182)	—	—
Share-based compensation expense	—	—	2,386,489	—	2,386,489
Deemed dividends on Series A Preferred Stock	—	—	(1,336,072)	—	(1,336,072)
Net loss	—	—	—	(4,290,115)	(4,290,115)
Balance at January 31, 2016	18,783,540	$187,836	$79,700,577	$(63,864,285)	$16,024,128
Stock issued pursuant to Employee Stock Purchase Plan and exercise of stock options	67,667	676	75,906	—	76,582
Restricted stock issued	858,225	8,582	(8,582)	—	—
Restricted stock forfeited	(5,800)	(58)	58	—	—
Surrender of stock upon vesting of restricted stock to satisfy tax withholding obligations	(8,241)	(82)	(11,620)	—	(11,702)
Share-based compensation expense	—	—	1,787,367	—	1,787,367
Deemed dividends on Series A Preferred Stock	—	—	(875,935)	—	(875,935)
Net loss	—	—	—	(5,161,566)	(5,161,566)
Balance at January 31, 2017	19,695,391	$196,954	$80,667,771	$(69,025,851)	$11,838,874

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2016	2015
Operating activities:
Net loss	$(5,161,566)	$(4,290,115)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effect of acquisitions:
Depreciation	1,099,957	1,245,400
Amortization of capitalized software development costs	2,771,437	3,073,479
Amortization of intangible assets	1,344,980	1,344,992
Amortization of other deferred costs	324,496	206,881
Valuation adjustment for warrants liability	(158,922)	(1,629,267)
Deferred tax benefit	—	(9,575)
Other valuation adjustments	94,009	(39,299)
Gain from early extinguishment of lease liability	—	(33,059)
Gain on sale of business	(238,103)	—
Loss on disposal of fixed assets	567	92,448
Share-based compensation expense	1,787,367	2,386,490
Provision for accounts receivable	121,025	124,235
Changes in assets and liabilities, net of assets acquired:
Accounts and contract receivables	(344,445)	2,718,330
Other assets	449,673	575,774
Accounts payable	(51,071)	(1,117,986)
Accrued expenses	(690,094)	(174,133)
Deferred revenues	(341,008)	1,405,980
Net cash provided by operating activities	1,008,302	5,880,575
Investing activities:
Purchases of property and equipment	(506,040)	(518,254)
Capitalization of software development costs	(1,978,946)	—
Payment for acquisition	(1,400,000)	—
Proceeds from sale of business	2,000,000	—
Net cash used in investing activities	(1,884,986)	(518,254)
Financing activities:
Principal repayments on term loans	(2,796,590)	(1,465,109)
Payments related to settlement of employee shared-based awards	(11,702)	—
Principal payments on capital lease obligations	(569,189)	(815,826)
Recovery of deferred financing costs	—	2,111
Proceeds from exercise of stock options and stock purchase plan	26,122	276,039
Net cash used in financing activities	(3,351,359)	(2,002,785)
Increase (decrease) in cash and cash equivalents	(4,228,043)	3,359,536
Cash and cash equivalents at beginning of year	9,882,136	6,522,600
Cash and cash equivalents at end of year	$5,654,093	$9,882,136

	Fiscal Year
	2016	2015
Supplemental cash flow disclosures:
Interest paid	$441,951	$917,212
Income taxes paid (received)	$5,290	$(35,861)
Supplemental disclosure of non-cash financing activities:
Deemed dividends on Series A Preferred Stock	$875,935	$1,336,072

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS
Streamline Health Solutions, Inc. and its subsidiary (“we”, “us”, “our”, “Streamline”, or the “Company”) operates in one segment as a provider of healthcare information technology solutions and associated services. The Company provides these capabilities through the licensing of its HIM, Coding & CDI, Financial Management and Patient Care solutions and other workflow software applications and the use of such applications by software as a service (“SaaS”). The Company also provides audit services to help clients optimize their internal clinical documentation and coding functions, as well as implementation and consulting services to complement its software solutions. The Company’s software and services enable hospitals and integrated healthcare delivery systems in the United States and Canada to capture, store, manage, route, retrieve and process vast amounts of patient clinical, financial and other healthcare provider information related to the patient revenue cycle.
Fiscal Year
All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following calendar year.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and its wholly-owned subsidiary, Streamline Health, Inc. All significant intercompany transactions and balances are eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash demand deposits. Cash deposits are placed in Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Cash deposits may exceed FDIC insured levels from time to time. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Receivables
Accounts and contract receivables are comprised of amounts owed to the Company for licensed software, professional services, including maintenance services, and software as a service and are presented net of the allowance for doubtful accounts. The timing of revenue recognition may not coincide with the billing terms of the client contract, resulting in unbilled receivables or deferred revenues; therefore certain contract receivables represent revenues recognized prior to client billings. Individual contract terms with clients or resellers determine when receivables are due. For billings where the criteria for revenue recognition have not been met, deferred revenue is recorded until all revenue recognition criteria have been met.
Allowance for Doubtful Accounts
In determining the allowance for doubtful accounts, aged receivables are analyzed monthly by management. Each identified receivable is reviewed based upon the most recent information available, including client comments, if any, and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. During these monthly reviews, the Company determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its clients or resellers to make required payments. The allowance for doubtful accounts was approximately $198,000 and $155,000 at January 31, 2017 and 2016, respectively. The Company believes that its reserve is adequate, however results may differ in future periods.

Bad debt expense for fiscal years 2016 and 2015 was as follows:

	2016	2015
Bad debt expense	$121,000	$124,000
Concessions Accrual
In determining the concession accrual, the Company evaluates historical concessions granted relative to revenue. The concession accrual included in accrued other expenses on the Company's consolidated balance sheet was $52,000 and $54,000 as of January 31, 2017 and 2016, respectively.
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method, over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Computer equipment and software	3-4 years
Office equipment	5 years
Office furniture and fixtures	7 years
Leasehold improvements	Term of lease or estimated useful life, whichever is shorter

Depreciation expense for property and equipment in fiscal 2016 and 2015 was $1,100,000 and $1,245,000, respectively.
Normal repair and maintenance is expensed as incurred. Replacements are capitalized and the property and equipment accounts are relieved of the items being replaced or disposed of, if no longer of value. The related cost and accumulated depreciation of the disposed assets are eliminated and any gain or loss on disposition is included in the results of operations in the year of disposal.
Leases
On December 13, 2013, the Company entered into an amended lease obligation to lease 24,335 square feet of office space in the same building as the office space in Atlanta, Georgia. The lease commenced upon taking possession of the space and ends 102 months thereafter. The Company took possession of the new space during the second quarter of fiscal 2014. Upon relocation, the Company completely vacated the previously leased premises within the same building. The provisions of the lease provided for rent abatement for the first eight months of the lease term. Upon taking possession of the premises, the rent abatement and the unamortized balance of deferred rent associated with the previously leased premises were aggregated with the total expected rental payments and are being amortized on a straight-line basis over the term of the new lease.
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
The Company has capital leases to finance office equipment purchases. The balance of fixed assets acquired under these capital leases is $134,000 and $1,652,000 as of January 31, 2017 and 2016, respectively, and the balance of accumulated depreciation is $104,000 and $1,166,000 for the respective periods. The significant decreases are attributable to the termination of a capital lease that resulted from the purchase of the leased equipment in the third quarter of fiscal 2016. The amortization expense of leased assets is included in depreciation expense.
Debt Issuance Costs
Costs related to the issuance of debt are capitalized and amortized to interest expense on a straight-line basis, which is not materially different from the effective interest method, over the term of the related debt. Deferred financing costs are presented on the Company’s consolidated balance sheets as a direct deduction from the carrying amount of our term loan.
Impairment of Long-Lived Assets
The Company reviews the carrying value of long-lived assets whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Among the factors the Company considers in making the evaluation are changes in market position and profitability. If facts and circumstances are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows of the specific asset or asset group and determine if the long-lived assets are recoverable based on these undiscounted cash flows. If impairment is indicated, an adjustment will be made to reduce the carrying amount of these assets to their fair value.
Capitalized Software Development Costs
Software development costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The Company capitalized such costs, including interest, of $1,979,000 and zero in fiscal 2016 and 2015, respectively. The Company acquired $350,000 of internally-developed software in 2016 through the acquisition of Opportune IT, which is described in Note 3 - Acquisitions and Divestitures to our consolidated financial statements included in Part II, Item 8 herein.
Amortization for the Company's legacy software systems is provided on a solution-by-solution basis over the estimated economic life of the software, typically five years, using the straight-line method. Amortization commences when a solution is available for general release to clients. Acquired internally-developed software from acquisitions is amortized using the straight-line method.
Amortization expense on all internally-developed software was $2,771,000 and $3,073,000 in fiscal 2016 and 2015, respectively, and was included in the consolidated statements of operations as follows:

	Fiscal Year
Amortization expense on internally-developed software included in:	2016	2015
Cost of systems sales	$2,495,000	$2,747,000
Cost of software as a service	271,000	326,000
Cost of audit services	5,000	—
Total amortization expense on internally-developed software	$2,771,000	$3,073,000
Research and development expense, net of capitalized amounts, was $7,454,000 and $9,093,000 in fiscal 2016 and 2015, respectively.
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
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At January 31, 2017
Warrants liability (1)	$46,000	$—	$—	$46,000
Royalty liability (2)	2,351,000	—	—	2,351,000

At January 31, 2016
Warrants liability (1)	$205,000	$—	$—	$205,000
Royalty liability (2)	2,292,000	—	—	2,292,000
 _______________

(1)
The initial fair value of warrants liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. See Note 4 - Derivative Liabilities and Note 14 - Private Placement Investment to our consolidated financial statements included in Part II, Item 8 herein for further details. Changes in fair value of the warrants are recognized within miscellaneous income in the consolidated statements of operations.

(2)
The initial fair value of royalty liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. The fair value of the royalty liability is determined based on the probability-weighted revenue scenarios for the Looking Glass® Clinical Analytics solution licensed from Montefiore Medical Center (discussed in Note 3 - Acquisitions and Divestitures to our consolidated financial statements included in Part II, Item 8 herein). Fair value adjustments are included within miscellaneous income in the consolidated statements of operations.

Revenue Recognition
We derive revenue from the sale of internally-developed software, either by licensing for local installation or by SaaS delivery model, through our direct sales force or through third-party resellers. Licensed, locally-installed clients on a perpetual model utilize our support and maintenance services for a separate fee, whereas term-based locally installed license fees and SaaS fees include support and maintenance. We also derive revenue from professional services that support the implementation, configuration, training and optimization of the applications, as well as audit services provided to help clients review their internal coding audit processes. Additional revenues are also derived from reselling third-party software and hardware components.
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
If we determine that any of the above criteria have not been met, we will defer recognition of the revenue until all the criteria have been met. Maintenance and support and SaaS agreements are generally non-cancelable or contain significant penalties for early cancellation, although clients typically have the right to terminate their contracts for cause if we fail to perform material obligations. However, if non-standard acceptance periods, non-standard performance criteria or cancellation or right of refund terms are required, revenue is recognized upon the satisfaction of such criteria, as applicable.
Multiple Element Arrangements
We follow the accounting revenue guidance under Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.
Terms used in evaluation are as follows:

•	VSOE (vendor-specific objective evidence) — the price at which an element is sold as a separate stand-alone transaction

•	TPE (third-party evidence) — the price of an element, charged by another company that is largely interchangeable in any particular transaction

•	ESP (estimated selling price) — our best estimate of the selling price of an element of the transaction
We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple solutions, services and/or right-to-use assets. To qualify as a separate unit of accounting, the delivered item must have value to the client on a stand-alone basis. An item has stand-alone value to a client when it can be sold separately by any vendor or the client could resell the item on a stand-alone basis. Additionally, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items must be considered probable and substantially in the control of the vendor.
We have a defined pricing methodology for all elements of the arrangement and proper review of pricing to ensure adherence to our policies. Pricing decisions include cross-functional teams of senior management, which use market conditions, expected contribution margin, size of the client’s organization and pricing history for similar solutions when establishing the selling price.
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

Software-Based Solution Professional Services

Professional services components that are not essential to the functionality of the software, from time to time, are sold separately by us. Similar services are sold by other vendors, and clients can elect to perform similar services in-house. When professional services revenues are a separate unit of accounting, revenues are recognized as the services are performed.
Professional services related to coding compliance, recovery audit contractor consulting and ICD-10 readiness are considered a single unit of accounting where we recognize revenue using proportional performance over the service period when all applicable revenue recognition criteria have been met.
Professional services components related to SaaS and term licenses that are essential to the functionality of the software and are not considered a separate unit of accounting are recognized in revenue ratably over the life of the client, which approximates the duration of the initial contract term. We defer the associated direct costs for salaries and benefits expense for professional services contracts. These deferred costs will be amortized over the identical term as the associated revenues. As of January 31, 2017 and 2016, we had deferred costs of $500,000 and $571,000, respectively, net of accumulated amortization of $370,000 and $265,000, respectively. Amortization expense of these costs was $254,000 and $136,000 in fiscal 2016 and 2015, respectively.
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

Audit Services
Professional services relating to audit services are provided separately from software solutions, even those that may relate to coding and coding audit processes. These services are not essential to any software offering and are a separate unit of accounting. Accordingly, the revenues are recognized as the services are performed.
Concentrations
Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. The Company’s accounts receivable are concentrated in the healthcare industry. However, the Company’s clients typically are well-established hospitals, medical facilities or major health information systems companies that resell the Company’s solutions that have good credit histories. Payments from clients have been received within normal time frames for the industry. However, some hospitals and medical facilities have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities and extended payment of receivables from these entities is not uncommon.
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
Business Combinations
The assets acquired, liabilities assumed and contingent consideration are recorded at their fair value on the acquisition date with subsequent changes recognized in earnings. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business combination date. As a result, during the purchase price measurement period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the purchase price measurement period, the Company will record adjustments to assets acquired or liabilities assumed subsequent to the purchase price measurement period in operating expenses in the period in which the adjustments were determined.

The Company records acquisition and transaction related expenses in the period in which they are incurred. Acquisition and transaction related expenses primarily consist of legal, banking, accounting and other advisory fees of third parties related to potential acquisitions.
Goodwill and Intangible Assets

Goodwill and other intangible assets were recognized in conjunction with the Interpoint, Meta, CLG and Opportune IT acquisitions, as well as the Unibased acquisition (prior to divestiture of such assets). Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of internally-developed software, client relationships, supplier agreements, non-compete agreements, customer contracts and license agreements. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to 15 years, using the straight-line and undiscounted expected future cash flows methods. See Note 3 - Acquisitions and Divestitures to our consolidated financial statements included in Part II, Item 8 herein for information on the sale of our Looking Glass® Patient Engagement suite of solutions in fiscal 2016, which the Company acquired in connection with its acquisition of Unibased in February 2014.

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

The Company assesses goodwill annually (as of November 1), or more frequently when events and circumstances, such as the ones mentioned above, occur indicating that the recorded goodwill may be impaired. The Company did not note any of the above qualitative factors, which would be considered a triggering event for impairment. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit's fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to the Company and trends in the market price of the Company's common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

The two-step goodwill impairment test requires the Company to identify its reporting units and to determine estimates of the fair values of those reporting units as of the impairment testing date. Reporting units are determined based on the organizational structure the entity has in place at the date of the impairment test. A reporting unit is an operating segment or component business unit with the following characteristics: (a) it has discrete financial information, (b) segment management regularly reviews its operating results (generally an operating segment has a segment manager who is directly accountable to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts or plans for the segment), and (c) its economic characteristics are dissimilar from other units (this contemplates the nature of the products and services, the nature of the production process, the type or class of customer for the products and services and the methods used to distribute the products and services).

The Company determined that it has one operating segment and one reporting unit.

To conduct a quantitative two-step goodwill impairment test, the fair value of the reporting unit is first compared to its carrying value. If the reporting unit's carrying value exceeds its fair value, the Company performs the second step and records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company estimates the fair value of its reporting unit using a blend of market and income approaches. The market approach consists of two separate methods, including reference to the Company's market capitalization, as well as the guideline publicly traded company method. The market capitalization valuation method is based on an analysis of the Company's stock price on and around the testing date, plus a control premium. The guideline publicly traded company method was made by reference to a list of publicly traded software companies providing services to healthcare organizations, as determined by management. The market value of common equity for each comparable company was derived by multiplying the price per share on the testing date by the total common shares outstanding, plus a control premium. Selected valuation multiples are then determined and applied to appropriate financial statistics based on the Company's historical and forecasted results. The Company estimates the fair value of its reporting unit using the income approach, via discounted cash flow valuation models which include, but are not limited to, assumptions such as a “risk-free” rate of return on an investment, the weighted average cost of capital of a market participant and future revenue, operating margin, working capital and capital expenditure trends. Determining the fair value of reporting unit and goodwill includes significant judgment by management, and different judgments could yield different results.
The Company performed its annual assessment of goodwill during the fourth quarter of fiscal 2016, using the two-step approach described above. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on the analysis performed for step one, the fair value of the reporting unit exceeded the carrying amount of the reporting unit, including goodwill, and, therefore, an impairment loss was not recognized. As the Company passed step one of the analysis, step two was not required.
Severances
From time to time, we will enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. In fiscal 2016 and 2015, we incurred $360,000 and $43,000 in severance expenses, respectively. At January 31, 2017 and 2016, we had accrued for $9,000 and $26,000 in severances, respectively.
Equity Awards
The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. The Company incurred total annual compensation expense related to stock-based awards of $1,787,000 and $2,386,000 in fiscal 2016 and 2015, respectively.
The fair value of the stock options granted in fiscal 2016 and 2015 was estimated at the date of grant using a Black-Scholes option pricing model. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical data (such as, volatility factor, expected term and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.
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
Common Stock Warrants
As of January 31, 2017 and 2016, the fair value of the common stock warrants was computed using the Black-Scholes option pricing model based on assumptions regarding annual volatility, risk-free rate, dividend yield and expected life. The model also includes assumptions to account for anti-dilutive provisions within the warrant agreement.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credit and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. See Note 8 - Income Taxes to our consolidated financial statements included in Part II, Item 8 herein for further details.
The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At

January 31, 2017, the Company believes it has appropriately accounted for any uncertain tax positions. The Company has recorded $263,000 and zero reserves for uncertain tax positions and corresponding interest and penalties, respectively, as of both January 31, 2017 and January 31, 2016.
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

In accordance with ASC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses. For the years ended January 31, 2017 and 2016, the unvested restricted stock awards and the Series A Preferred Stock were deemed not to be participating since there was a net loss from operations for the years ended January 31, 2017 and 2016. As of both January 31, 2017 and 2016, there were 2,949,995 shares of preferred stock outstanding, each share being convertible into one share of the Company's common stock. For the years ended January 31, 2017 and 2016, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in Diluted EPS and, therefore, was not included in the calculation. For the years ended January 31, 2017 and 2016, 377,135 and 112,380, respectively, unvested restricted shares of common stock were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.
The following is the calculation of the basic and diluted net loss per share of common stock:

	Fiscal Year
	2016	2015
Net loss	$(5,161,566)	$(4,290,115)
Less: deemed dividends on Series A Preferred Stock	(875,935)	(1,336,072)
Net loss attributable to common shareholders	$(6,037,501)	$(5,626,187)
Weighted average shares outstanding - Basic	19,528,341	18,689,854
Stock options and restricted stock	—	—
Weighted average shares outstanding - Diluted	19,528,341	18,689,854
Basic net loss per share of common stock	$(0.31)	$(0.30)
Diluted net loss per share of common stock	$(0.31)	$(0.30)
Diluted net loss per share excludes the effect of 2,100,480 and 2,411,879 outstanding stock options in fiscal 2016 and 2015, respectively. The inclusion of these shares would have been anti-dilutive. For fiscal 2016 and 2015, the outstanding common stock warrants of 1,400,000 would have an anti-dilutive effect if included in Diluted EPS and, therefore, were not included in the calculation.
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
Recent Accounting Pronouncements
In August 2014, the FASB issued an Accounting Standard Update relating to disclosures of uncertainties about an entity’s ability to continue as a going concern. The update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in the event that there is such substantial doubt. The update will be effective for us on February 1, 2017. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB delayed the effective date by one year and the guidance will now be effective for us on February 1, 2018. Early adoption is permitted. The guidance is to be applied using one of two retrospective application methods. We are in the process of completing our initial analysis to identify the revenue streams that will be impacted by the adoption of this new standard and assess the impact to our financial statements and footnote disclosures.
In April 2015, the FASB issued an Accounting Standard Update relating to simplifying the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update became effective for us on February 1, 2016. The adoption of this has been applied retrospectively, and accordingly, the Company’s consolidated balance sheet as of January 31, 2016 has been reclassified to reflect this adoption. The impact of this reclassification was a decrease of $270,000 to Term loan, and a corresponding elimination of Deferred financing costs as a separate financial statement line as of January 31, 2016. As of January 31, 2017, the reported term loan balance includes deferred financing costs totaling $199,000, net of accumulated amortization of $155,000.
In September 2015, the FASB issued an Accounting Standard Update relating to the accounting for business combinations. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The update became effective for us on February 1, 2016. For the periods included in this report, there was no impact on our financial position or results of operations as a result of the adoption of this update.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to improve the accounting for employee share-based payments. The guidance simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. The update became effective for us on February 1, 2017. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to clarify how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The ASU should be applied using a retrospective transition method to each period presented. The standard will be effective for us on February 1, 2018, although early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for us on February 1, 2018. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. The standard will be effective for us on February 1, 2020, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

NOTE 3 — ACQUISITIONS AND DIVESTITURES
Acquisition of Interpoint Partners, LLC
On December 7, 2011, the Company completed the acquisition of substantially all of the assets of Interpoint Partners, LLC (“Interpoint”) for a total initial purchase price of $5,124,000, consisting of cash of $2,124,000 and issuance of a convertible subordinated note for $3,000,000. The note was converted into 1,529,729 shares of common stock on June 15, 2012 at a price of $2.00 per share. All consideration was paid prior to fiscal year 2015.
Acquisition of Meta Health Technology, Inc.
On August 16, 2012, the Company acquired substantially all of the outstanding stock of Meta Health Technology, Inc., a New York corporation (“Meta”) for a total purchase price of approximately $14,790,000, consisting of cash payment of $13,288,000 and the issuance of 393,086 shares of our common stock at an agreed upon price of $4.07 per share. As of October 31, 2012 the Company had acquired 100% of Meta’s outstanding shares, and the Company merged Meta with and into the Company on January 30, 2014. All consideration was paid prior to fiscal year 2015.
Acquisition of a Montefiore Medical Center Solution
On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which it entered into an agreement for an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Looking Glass® Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, Streamline paid Montefiore a one-time initial base royalty fee of $3,000,000, and we are obligated to pay on-going quarterly royalty amounts related to future sublicensing of CLG by Streamline. Additionally, Streamline has committed that Montefiore will receive at least an additional $3,000,000 of on-going royalty payments within the first six and one-half years of the license term. As of January 31, 2017 and 2016, the present value of this royalty liability was $2,351,000 and $2,292,000, respectively.
Acquisition of Unibased Systems Architecture, Inc. and Related Divestiture
On February 3, 2014, we completed the acquisition of Unibased Systems Architecture, Inc. (“Unibased”), a provider of patient access solutions, including enterprise scheduling and surgery management software, for healthcare organizations throughout the United States, pursuant to an Agreement and Plan of Merger dated January 16, 2014 (the “Merger Agreement”). The total purchase price for Unibased was $6,500,000, subject to net working capital and other customary adjustments. A portion of the total purchase price was withheld in escrow as described in the Merger Agreement for certain transaction fees and indemnification of claimed damages. In April 2015, the Company received $750,000 from the cash withheld in escrow, which is included in miscellaneous income for the twelve months ended January 31, 2016.
On December 1, 2016, we received a cash payment of $2,000,000 for the sale of our Looking Glass® Patient Engagement suite of solutions, which is based upon the legacy ForSite2020 solution acquired from Unibased in February 2014. As a result, we recognized a gain on sale of business of $238,000 in fiscal 2016, which represents the amount by which the sale proceeds exceeded net assets associated with Patient Engagement operations, including accounts receivable, intangible assets and deferred revenue. We used $500,000 of the proceeds to make a prepayment on our term loan with Wells Fargo in the fourth quarter of fiscal 2016. In addition, in the event that the Company does not close another acquisition within six months of the aforementioned sale, the Company will make an additional prepayment of $500,000 at the end of that six-month period.
Acquisition of Opportune IT Healthcare Solutions, Inc.
On September 8, 2016, we completed the acquisition of substantially all of the assets of Opportune IT Healthcare Solutions, Inc. (“Opportune IT”), a provider of coding compliance, recovery audit contractor consulting and ICD-10 readiness and training services to hospitals, physicians and medical groups. As consideration under the asset purchase agreement, we made a cash payment for the total purchase price of $1,400,000. The Company also assumed certain current operating liabilities of Opportune IT. The purchase price has been provisionally allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows, pending final valuation of internally-developed software and intangible assets:

Balance at September 8, 2016
Assets purchased:
Accounts and contracts receivable	$792,000
Other assets	32,000
Internally-developed software	350,000
Intangible assets	650,000
Total assets purchased	1,824,000
Liabilities assumed:
Accounts payable and accrued liabilities	424,000
Net assets acquired	$1,400,000
Cash paid	$1,400,000
The operating results of Opportune IT are not material for purposes of proforma disclosure.

NOTE 4 — DERIVATIVE LIABILITIES
As discussed further in Note 14 - Private Placement Investment, in conjunction with the 2012 private placement investment, the Company issued common stock warrants exercisable for up to 1,200,000 shares of common stock at an exercise price of $3.99 per share. The warrants were initially classified in stockholders' equity as additional paid-in capital at the allocated amount, net of allocated transaction costs of $1,425,000. Effective October 31, 2012, upon stockholder approval of anti-dilution provisions that reset the warrants’ exercise price if a dilutive issuance occurs, the warrants were reclassified as non-current derivative liabilities. The fair value of the warrants was $4,139,000 at October 31, 2012, with the difference between the fair value and carrying value recorded to additional paid-in capital. Effective as of the reclassification as derivative liabilities, the warrants are re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period as a credit or charge to miscellaneous income (expense). The fair value of the warrants at January 31, 2017 and 2016 was $46,000 and $205,000, respectively. The change in fiscal 2016 and 2015 reflects $159,000 and $1,629,000, respectively, of miscellaneous income recognized in the consolidated statements of operations as a result of decreases in the fair value of the warrants. The estimated fair value of the warrant liabilities as of January 31, 2017 was computed using the Black-Scholes option pricing model based on the following assumptions: annual volatility of 62.6%, risk-free rate of 0.5%, dividend yield of 0.0% and expected life of one year. The estimated fair value of the warrant liabilities as of January 31, 2016 was computed using the Black-Scholes option pricing model based on the following assumptions: annual volatility of 60.1%, risk-free rate of 0.6%, dividend yield of 0.0% and expected life of two years.

NOTE 5 — OPERATING LEASES
The Company rents office and data center space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2022. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years and thereafter are as follows:

	Facilities	Equipment	Fiscal Year Totals
2017	$1,007,000	$11,000	$1,018,000
2018	1,039,000	11,000	1,050,000
2019	967,000	11,000	978,000
2020	504,000	11,000	515,000
2021	519,000	2,000	521,000
Thereafter	445,000	—	445,000
Total	$4,481,000	$46,000	$4,527,000
Rent and leasing expense for facilities and equipment was $1,271,000 and $1,274,000 for fiscal years 2016 and 2015, respectively.

NOTE 6 — DEBT
Term Loan and Line of Credit
On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto. Pursuant to the Credit Agreement, the lenders agreed to provide a $10,000,000 senior term loan and a $5,000,000 revolving line of credit to our primary operating subsidiary. Amounts outstanding under the Credit Agreement bear interest at either LIBOR or the base rate, as elected by the Company, plus an applicable margin. Subject to the Company’s leverage ratio, the applicable LIBOR rate margin varies from 4.25% to 5.25%, and the applicable base rate margin varies from 3.25% to 4.25%. Pursuant to the terms of the amendment to the Credit Agreement entered into as of April 15, 2015, going forward the applicable LIBOR rate margin varies from 4.25% to 6.25%, and the applicable base rate margin varies from 3.25% to 5.25%. The term loan and line of credit mature on November 21, 2019 and provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. The outstanding senior term loan is secured by substantially all of our assets. The senior term loan principal balance is payable in quarterly installments, which started in March 2015 and will continue through the maturity date, with the full remaining unpaid principal balance due at maturity. In November 2014, the Company repaid indebtedness under its prior credit facility using approximately $7,400,000 of the proceeds provided by the term loan. The prior credit facility with Fifth Third Bank was terminated concurrent with the entry of the Credit Agreement. Financing costs of $355,000 associated with the new credit facility are being amortized over its term on a straight-line basis, which is not materially different from the effective interest method.
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

For the four-quarter period ending January 31, 2017, the required minimum EBITDA level was zero. For the four-quarter period ending April 30, 2017, and fiscal quarters thereafter, the minimum EBITDA will be determined within 30 days following delivery of, and based upon, the projections then most recently delivered by the Company.
As of January 31, 2017, the Company had no outstanding borrowings under the revolving line of credit, and had accrued $11,000 in unused balance commitment fees. Based upon the borrowing base formula set forth in the Credit Agreement, as of January 31, 2017, the Company had access to the full amount of the $5,000,000 revolving line of credit.
Outstanding principal balances on debt consisted of the following at:

	January 31, 2017	January 31, 2016
Senior term loan	$5,539,000	$8,265,000
Capital lease	91,000	686,000
Total	5,630,000	8,951,000
Less: Current portion	(747,000)	(1,266,000)
Non-current portion of long-term debt	$4,883,000	$7,685,000
In May 2015, we used the proceeds received from the Unibased escrow fund to make a $750,000 payment of principal towards the senior term loan with Wells Fargo. In August 2015, we used the proceeds received in connection with the execution of a settlement agreement with FTI Consulting, Inc. (“FTI”) to make a $250,000 payment of principal towards the senior term loan with Wells Fargo. In May 2016, as a result of excess cash flows achieved as of January 31, 2016 and as required pursuant to the mandatory prepayment provisions of the Credit Agreement, we made a $1,738,000 payment of principal towards the senior term loan with Wells Fargo. In December 2016, we used $500,000 of the proceeds from the sale of our Looking Glass® Patient Engagement suite of solutions to make a prepayment on our term loan with Wells Fargo. As a result of these prepayments, the schedule of future principal payments was revised to reduce each future principal payment on a pro rata basis.
In the event that the Company does not close another acquisition within six months of the aforementioned sale of our Looking Glass® Patient Engagement suite of solutions, the Company will make an additional prepayment of $500,000 at the end of that six-month period.
Future repayments of long-term debt by fiscal year consisted of the following at January 31, 2017:

	Senior Term Loan (1)	Capital Lease (2)	Total
2017	656,000	91,000	747,000
2018	656,000	—	656,000
2019	4,427,000	—	4,427,000
Total repayments	$5,739,000	$91,000	$5,830,000
_______________
(1) Term loan balance on the consolidated balance sheet is reported net of deferred financing costs of $199,000.
(2) Future minimum lease payments include principal plus interest.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
The goodwill activity is summarized as follows:

Goodwill
Balance at January 31, 2016 and January 31, 2015	$16,185,000
Adjustments to goodwill related to sale of business during fiscal 2016	(648,000)
Balance at January 31, 2017	$15,537,000

Intangible assets, net, consist of the following:

	January 31, 2017
	Estimated Useful Life	Gross Assets	Accumulated Amortization	Net Assets
Finite-lived assets:
Client relationships	5-15 years	$5,805,000	$2,692,000	$3,113,000
Covenants not to compete	0.5-15 years	986,000	744,000	242,000
Supplier agreements	5 years	1,582,000	1,411,000	171,000
License agreement	15 years	4,431,000	960,000	3,471,000
Total		$12,804,000	$5,807,000	$6,997,000

	January 31, 2016
	Estimated Useful Life	Gross Assets	Accumulated Amortization	Net Assets
Finite-lived assets:
Trade name	1 year	$26,000	$26,000	$—
Client relationships	10-15 years	5,932,000	2,220,000	3,712,000
Covenants not to compete	0.5-15 years	856,000	667,000	189,000
Supplier agreements	5 years	1,582,000	1,094,000	488,000
License agreement	15 years	4,431,000	665,000	3,766,000
Total		$12,827,000	$4,672,000	$8,155,000

Amortization over the next five fiscal years for intangible assets is estimated as follows:

Annual Amortization Expense
2017	$1,161,000
2018	937,000
2019	885,000
2020	823,000
2021	786,000
Thereafter	2,405,000
Total	$6,997,000

NOTE 8 — INCOME TAXES
Income taxes consist of the following:

	Fiscal Year
	2016	2015
Current tax (expense) benefit:
Federal	$15,000	$—
State	(2,976)	(17,578)
Total current provision	12,024	(17,578)
Deferred tax benefit:
Federal	—	8,838
State	—	737
Total Deferred tax benefit	—	9,575
Current and deferred tax (expense) benefit	$12,024	$(8,003)
The income tax (expense) benefit for income taxes differs from the amount computed using the federal statutory income tax rate as follows:

	Fiscal Year
	2016	2015
Federal tax benefit at statutory rate	$1,771,675	$1,455,816
State and local taxes, net of federal benefit (expense)	84,402	(267,997)
Change in valuation allowance	(2,134,096)	(1,629,786)
Permanent items:
Incentive stock options	(361,245)	(513,708)
Escrow refund	—	255,000
Change in fair value of warrants liability	54,033	553,951
Goodwill basis difference recognized upon asset sale	(220,112)	—
Section 162(m) disallowance	(22,647)	—
Other	(23,272)	(28,914)
Reserve for uncertain tax position	(262,525)	—
R&D Credit (Federal)	1,045,453	—
R&D Credit (State)	267,172	—
Other	(186,814)	167,635
Income tax (expense) benefit	$12,024	$(8,003)

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences and credits are as follows:

	January 31,
	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$72,886	$58,379
Deferred revenue	282,112	244,163
Accruals	120,165	203,291
Net operating loss carryforwards	15,141,861	15,179,685
Stock compensation expense	501,120	592,654
Property and equipment	132,934	78,295
AMT credit	102,144	102,144
R&D credit	1,050,100	—
Other	106,833	17,794
Total deferred tax assets	17,510,155	16,476,405
Valuation allowance	(16,318,124)	(14,184,030)
Net deferred tax assets	1,192,031	2,292,375
Deferred tax liabilities:
Definite-lived intangible assets	(1,192,031)	(2,292,375)
Total deferred tax liabilities	(1,192,031)	(2,292,375)
Net deferred tax liabilities	$—	$—
At January 31, 2017, the Company had U.S. federal net operating loss carry forwards of $44,293,000, which expire at various dates through fiscal 2036. The Company also has an Alternative Minimum Tax net operating loss carry forward of $39,909,000, which has an unlimited carryforward period. The Company also had state net operating loss carry forwards of $14,889,000, which expire on or before fiscal 2036. Federal and state R&D credit carry forwards will expire through fiscal 2036 and 2026, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company established a valuation allowance of $16,318,000 and $14,184,000 at January 31, 2017 and 2016, respectively. The increase in the valuation allowance of $2,134,000 was driven primarily by losses incurred during the year ended January 31, 2017. Management believes it is more likely than not the Company will realize the remaining deferred tax assets, net of existing valuation allowances, in future years.
Due to the reporting requirements of ASC 718, “Compensation-Stock Compensation”, $1,592,000 of the net operating loss carryforward (tax effected $588,000) is not recorded on the Company’s balance sheet because the loss was created by the tax benefits of stock option exercises, which cannot be recognized for book purposes until the benefit has been realized by actually reducing taxes payable. When recognized, the tax benefit of these losses will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.
The Company and its subsidiary are subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through January 31, 2012. All material state and local income tax matters have been concluded for years through January 31, 2011.
The Company has recorded a reserve, including interest and penalties, for uncertain tax positions of $263,000 and zero as of January 31, 2017 and 2016, respectively. As of January 31, 2017 and 2016, the Company had no accrued interest and penalties associated with unrecognized tax benefits.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	2016	2015
Beginning of fiscal year	$—	$—
Additions for tax positions for the current year	59,000	—
Additions for tax positions of prior years	231,000	—
End of fiscal year	$290,000	$—

NOTE 9 — MAJOR CLIENTS
During fiscal year 2016, one individual client accounted for 10% or more of our total revenues. Three clients each represented 11% of total accounts receivable as of January 31, 2017.
During fiscal year 2015, no individual client accounted for 10% or more of our total revenues. Two clients represented 13% and 12%, respectively, of total accounts receivable as of January 31, 2016.

NOTE 10 — EMPLOYEE RETIREMENT PLAN
The Company has established a 401(k) retirement plan that covers all associates. Company contributions to the plan may be made at the discretion of the board of directors. The Company matches 100% up to the first 4% of compensation deferred by each associate in the 401(k) plan. The total compensation expense for this matching contribution was $541,000 and $499,000 in fiscal 2016 and 2015, respectively.

NOTE 11 — EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan under which associates may purchase up to 1,000,000 shares of common stock. Under the plan, eligible associates may elect to contribute, through payroll deductions, up to 10% of their base pay to a trust during any plan year, i.e., January 1 through December 31 of the same year. Semi-annually, typically in January and July of each year, the plan issues, for the benefit of the employees, shares of common stock at the lesser of (a) 85% of the fair market value of the common stock on the first day of the vesting period (January 1 or July 1), or (b) 85% of the fair market value of the common stock on the last day of the vesting period (June 30 or December 31 of the same year). At January 31, 2017, 502,547 shares remain that can be purchased under the plan.
The Company recognized compensation expense of $5,000 and $20,000 for fiscal years 2016 and 2015, respectively, under this plan.
During fiscal 2016, 25,617 shares were purchased at the price of $1.02 per share; during fiscal 2015, 27,071 shares were purchased at the price of $2.38 per share and 42,050 shares were purchased at the price of $1.20 per share. The cash received for shares purchased from the plan was $26,000 and $115,000 in fiscal 2016 and 2015, respectively.
The purchase price at June 30, 2017 will be 85% of the lower of (a) the closing price on January 3, 2017 ($1.30) or (b) the closing price on June 30, 2017.

NOTE 12 — STOCK-BASED COMPENSATION
Stock Option Plans
The Company’s Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) replaced the 2005 Incentive Compensation Plan (the “2005 Plan”). Under these plans, the Company is authorized to issue equity awards (stock options, stock appreciation rights or “SARs”, and restricted stock) to directors and associates of the Company. Outstanding awards under the 2005 Plan continue to be governed by the terms of the 2005 Plan until exercised, expired or otherwise terminated or canceled, but no further equity awards are allowed to be granted under the 2005 Plan. Under the 2013 Plan, the Company is authorized to issue a number of shares not to exceed (i) 2,000,000 plus (ii) the number of shares remaining available for issuance under the 2005 Plan as of the date the 2005 Plan was replaced, plus (iii) the number of shares that become available under the 2005 Plan pursuant to forfeiture, termination, lapse, or satisfaction of a 2005 Plan award in cash or property other than shares of common stock. The options granted under the 2013 Plan and 2005 Plan have terms of ten years or less, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant. At January 31, 2017 and 2016, options to purchase 1,800,480 and 2,186,879 shares of the Company’s common stock, respectively, have been granted and are outstanding. There are no SARs outstanding.

In fiscal 2016 and 2015, inducement grants were approved by the Company’s Board of Directors pursuant to NASDAQ Marketplace Rule 5635(c)(4). The terms of the grants were nearly identical to the terms and conditions of the Company’s stock incentive plans in effect at the time of each inducement grant. For the year ended January 31, 2017, 75,000 stock options were issued, no options expired, no options were forfeited and no stock options were exercised. For the year ended January 31, 2016, no stock options were issued, 405,417 options expired, 69,583 were forfeited and no stock options were exercised. At January 31, 2017 and 2016, there were 300,000 and 225,000 options outstanding, respectively. Please see “Restricted Stock” section for information on the restricted shares.
A summary of stock option activity follows:

	Options	Weighted Average Exercise Price		Remaining Life in Years	Aggregate intrinsic value
Outstanding as of February 1, 2016	2,411,879	$4.16
Granted	416,525	2.02
Exercised	—	—
Expired	(342,502)	4.20
Forfeited	(385,422)	3.67
Outstanding as of January 31, 2017	2,100,480	$3.82	(1)	7.72	$3,087,706
Exercisable as of January 31, 2017	1,374,642	$4.55	(2)	7.20	$2,020,724
Vested or expected to vest as of January 31, 2017	1,942,650	$3.93		7.64	$2,855,695
_______________

(1)
The exercise prices range from $1.19 to $8.10, of which 415,666 shares are between $1.19 and $2.00 per share, 578,463 shares are between $2.08 and $4.00 per share, and 1,106,351 shares are between $4.02 and $8.10 per share.

(2)
The exercise prices range from $1.19 to $8.10, of which 66,747 shares are between $1.19 and $2.00 per share, 335,592 shares are between $2.08 and $4.00 per share, and 972,303 shares are between $4.02 and $8.10 per share.

For fiscal 2016 and 2015, the weighted average grant date fair value of options granted during the year was $0.79 and $1.64, respectively, and the total intrinsic value of options exercised during the year was zero and $125,000, respectively.

The fiscal 2016 and 2015 stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for each fiscal year:

	2016	2015
Expected life	6 years	6 years
Risk-free interest rate	2.10%	1.51%
Weighted average volatility factor	0.58	0.59
Dividend yield	—	—
Forfeiture rate	22%	30%
At January 31, 2017, there was $564,000 of unrecognized compensation cost related to non-vested stock-option awards. That cost is expected to be recognized over a remaining weighted average period of 0.5 years. The expense associated with stock option awards was $1,321,000 and $1,783,000, respectively, for fiscal 2016 and 2015. Cash received from the exercise of options was zero and $161,000, respectively, in fiscal 2016 and 2015. Cash received from purchases pursuant to the Employee Stock Purchase Plan was $26,000 and $115,000, respectively, in fiscal 2016 and 2015.
The 2005 Plan and the 2013 Plan contain change in control provisions whereby any outstanding equity awards under the plans subject to vesting, which have not fully vested as of the date of the change in control, shall automatically vest and become immediately exercisable. One of the change in control provisions is deemed to occur if there is a change in beneficial ownership, or authority to vote, directly or indirectly, of securities representing 20% or more of the total of all of the Company’s then-outstanding voting securities, unless through a transaction arranged by or consummated with the prior approval of the Board of Directors. Other change in control provisions relate to mergers and acquisitions or a determination of change in control by the Company’s Board of Directors.
Restricted Stock

The Company is authorized to grant restricted stock awards to associates and directors under the 2013 Plan. The Company has also issued restricted stock as inducement grants to certain new employees. The restrictions on the shares granted generally lapse over a one-year term of continuous employment from the date of grant. The grant date fair value per share of restricted stock, which is based on the closing price of our common stock on the grant date, is expensed on a straight-line basis as the restriction period lapses. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights. A summary of restricted stock award activity for fiscal 2016 and 2015 is presented below:

	Non-vested Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 31, 2015	120,306	$4.31
Granted	118,180	2.62
Vested	(120,306)	4.31
Forfeited	(5,800)	4.31
Non-vested balance at January 31, 2016	112,380	$2.62
Granted	858,225	1.59
Vested	(112,380)	2.56
Forfeited	—	—
Non-vested balance at January 31, 2017	858,225	$1.59
At January 31, 2017, there was $872,000 of unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a remaining period of 2.1 years.
The expense associated with restricted stock awards was $466,000 and $582,000, respectively, for fiscal 2016 and 2015.

NOTE 13 — COMMITMENTS AND CONTINGENCIES
Litigation
We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. We are not aware of any legal matters that could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 14 – PRIVATE PLACEMENT INVESTMENT
On August 16, 2012, the Company completed a $12,000,000 private placement investment (“private placement investment”) with affiliated funds and accounts of Great Point Partners, LLC, Noro-Moseley Partners VI, L.P., and another investor. The investment consisted of the following instruments: issuance of 2,416,785 shares of a new Series A 0% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) at $3.00 per share, common stock warrants (“warrants”) exercisable for up to 1,200,000 shares of the Company's common stock at an exercise price of $3.99 per share and convertible subordinated notes payable in the aggregate principal amount of $5,699,577, which upon stockholder approval, converted into 1,583,210 shares of Series A Preferred Stock. The proceeds were allocated among the instruments based on their relative fair values as follows:

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
Series A Convertible Preferred Stock
In connection with the private placement investment, the Company issued 2,416,785 shares of Series A Preferred Stock at $3.00 per share. Each share of the Series A Preferred Stock is convertible into one share of the Company's common stock. The price per share of Series A Preferred Stock and the conversion price for the common stock was less than the “market value” of the common stock of $3.82 (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series A Preferred Stock does not pay a dividend, however, the holders are entitled to receive dividends on shares of Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Series A Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Series A Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Series A Preferred Stock can be converted to common shares at any time by the holders or, at the option of the Company, if the arithmetic average of the daily volume weighted average price of the common stock for the ten day period prior to the measurement date is greater than $8.00 per share and the average daily trading volume for the sixty day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.
The allocation of the proceeds and transaction costs based on relative fair values of the instruments resulted in recognition of a discount on the Series A Preferred Stock of $4,410,000, including a discount attributable to a beneficial conversion feature of $2,686,000, which is being amortized from the date of issuance to the earliest redemption date. For the years ended January 31, 2017 and 2016, the Company recognized $876,000 and $1,336,000, respectively, of amortization of the discount on Series A Preferred Stock as deemed dividends charged to additional paid in capital, computed under the effective interest rate method. The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series A Preferred Stock and the fair market value of the common stock into which the Series A Preferred Stock are convertible at the commitment date.
On November 1, 2012, upon shareholder approval, the convertible subordinated notes were converted into shares of Series A Convertible Preferred Stock. The convertible subordinated notes had an aggregate principal amount of $5,699,577 and converted into an aggregate of 1,583,210 shares of Preferred Stock. The Company recorded a loss upon conversion of $5,913,000, which represented the difference between the aggregate fair value of the Preferred Stock issued of $9,183,000, based on a $5.80 fair value per share, and the total of carrying value of the notes and unamortized deferred financing cost of $3,270,000. The shares of Series A Preferred Stock issued for the conversion of notes payable are recorded at their aggregate redemption value of $4,750,000 with the difference between the fair value and redemption value of $4,433,000 recorded as additional paid in capital. The fair value of the Preferred Stock was determined using a Monte-Carlo simulation based on the following assumptions: annual volatility of 75%, risk-free rate of 0.8% and dividend yield of 0.0%. The model also utilized the following assumptions to account for the conditions within the agreement: after four years, if the simulated common stock price fell below a price of $3.00 per share, the convertible preferred stock would automatically convert to common stock on a 1:1 basis moving forward at a price of exactly $3.00 per share and a forced conversion if the simulated stock price exceeded $8.00 per share.
The following table sets forth the activity of the Series A Preferred Stock, classified as temporary equity, during the periods presented:

	Number of Shares	Series A Preferred Stock
Series A Preferred Stock, January 31, 2015	2,949,995	$6,637,978
Accretion of Preferred Stock discount	—	1,336,072
Series A Preferred Stock, January 31, 2016	2,949,995	7,974,050
Accretion of Preferred Stock discount	—	875,935
Series A Preferred Stock, January 31, 2017	2,949,995	$8,849,985
At any time following August 31, 2016, subject to the Subordination and Intercreditor Agreement among the preferred stockholders, the Company and Wells Fargo, each share of Series A Preferred Stock is redeemable at the option of the holder for an amount equal to the initial issuance price of $3.00 (adjusted to reflect stock splits, stock dividends or like events) plus any accrued and unpaid dividends thereon. The Series A Preferred Stock are classified as temporary equity as the securities are redeemable solely at the option of the holder.
In fiscal 2013, 1,050,000 shares of the Company's Series A Convertible Preferred Stock were converted into Common Stock. As a result, Series A Convertible Preferred Stock was reduced by $3,150,000, with the offsetting increase to Common Stock and Additional Paid-in Capital. As of January 31, 2017 and 2016, 2,949,995 shares of Series A Convertible Preferred Stock remained outstanding.
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
The following table sets forth the warrants issued and outstanding as of January 31, 2017:

	Number of Shares Issuable	Weighted Average Exercise Price
Warrants - private placement	1,200,000	$3.99
Warrants - placement agent	200,000	4.06
Total	1,400,000	$4.00
The fair value of the private placement warrants was $46,000 and $205,000 at January 31, 2017 and 2016, respectively. No warrants were exercised or canceled during fiscal 2016 and 2015.
NOTE 15 — SUBSEQUENT EVENTS
We have evaluated subsequent events through April 10, 2017 and have determined that there are no subsequent events after January 31, 2017 for which disclosure is required.

Schedule II
Valuation and Qualifying Accounts and Reserves
Streamline Health Solutions, Inc.
For the two years ended January 31, 2017

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
Year ended January 31, 2017:
Allowance for doubtful accounts	$155	$121	$17	$(95)	$198
Year ended January 31, 2016:
Allowance for doubtful accounts	$666	$48	$—	$(559)	$155

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

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of the effectiveness of our internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2017, using criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company’s internal control over financial reporting was effective as of January 31, 2017.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    Other Information
None.

PART III

ITEM 10.    Directors, Executive Officers And Corporate Governance
Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2017 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.    Executive Compensation
Information regarding executive compensation will be set forth in the proxy statement for our 2017 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. Securities Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in the proxy statement for our 2017 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.    Certain Relationships, Related Transactions And Directors Independence
Information regarding certain relationships and related transactions and director independence will be set forth in the proxy statement for our 2017 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees And Services
Information regarding principal accountant fees and services will be set forth in the proxy statement for our 2017 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules
(a) See Index to Consolidated Financial Statements and Schedule Covered by Reports of Registered Public Accounting Firms included in Part II, Item 8 of this annual report on Form 10-K. See Index to Exhibits contained in this annual report on Form 10-K.
(b) Exhibits
See Index to Exhibits contained in this annual report on Form 10-K.

ITEM 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.
By:	/S/ DAVID W. SIDES
David W. Sides Chief Executive Officer
DATE: April 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/S/ DAVID W. SIDES	Chief Executive Officer and Director (Principal Executive Officer)	April 10, 2017
David W. Sides
/s/ JONATHAN R. PHILLIPS	Director	April 10, 2017
Jonathan R. Phillips
/s/ MICHAEL K. KAPLAN	Director	April 10, 2017
Michael K. Kaplan
/s/ ALLEN S. MOSELEY	Director	April 10, 2017
Allen S. Moseley
/s/ MICHAEL G. VALENTINE	Director	April 10, 2017
Michael G. Valentine
/s/ JUDITH E. STARKEY	Director	April 10, 2017
Judith E. Starkey
/s/ NICHOLAS A. MEEKS	Chief Financial Officer (Principal Financial Officer)	April 10, 2017
Nicholas A. Meeks
/s/ MICHAEL W. HALLORAN	Controller (Principal Accounting Officer)	April 10, 2017
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

10.2#	2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on May 26, 2005).
10.2(a)#
Amendment No. 1 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc.(Incorporated by reference to Annex 1 of Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 13, 2011).

10.2(b)#
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

10.4(b)#
Amendment No. 2 to Employment Agreement dated April 19, 2016 by and between Streamline Health Solutions, Inc. and David W. Sides (Incorporated by reference from Exhibit 10.4(b) of the Form 10-K, as filed with the Commission on April 20, 2016).

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

10.5(b)#
Amendment No. 2 to Employment Agreement dated April 19, 2016 between Streamline Health Solutions, Inc. and Nicholas A. Meeks (Incorporated by reference from Exhibit 10.5(b) of the Form 10-K, as filed with the Commission on April 20, 2016).

10.6#
Employment Agreement dated February 3, 2014 by and between Streamline Health Solutions, Inc. and Randolph W. Salisbury (Incorporated by reference from Exhibit 10.24 of the Form 10-K, as filed with the Commission on June 13, 2014).

10.6(a)#
Amendment No. 1 to Employment Agreement dated June 4, 2015 between Streamline Health Solutions, Inc. and Randolph W. Salisbury (Incorporated by reference from Exhibit 10.2 of the Form 10-Q, as filed with the Commission on June 9, 2015).

10.7#
Employment Agreement dated March 15, 2016 between Streamline Health Solutions, Inc. and Shaun L. Priest (Incorporated by reference from Exhibit 10.8 of the Form 10-K, as filed with the Commission on April 20, 2016).

10.8#
Form of Indemnification Agreement for all directors and officers of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on June 7, 2006).

10.9
Reseller Agreement between IDX Information Systems Corporation and Streamline Health Solutions, Inc. entered into on January 30, 2002 (Incorporated by reference from Exhibit 10.11 of the Form 10-K for the fiscal year ended January 31, 2002, as filed with the Commission on April 29, 2002).

10.9(a)
First Amendment to the Reseller Agreement between IDX Information Systems Corporation and Streamline Health Solutions, Inc. entered into on May 3, 2002 (Incorporated by reference from Exhibit 10 of the Form 10-Q for the quarter ended April 30, 2002, as filed with the Commission on June 4, 2002).

10.10
Software License and Royalty Agreement dated October 25, 2013 between Streamline Health, Inc. and Montefiore Medical Center (Incorporated by reference from Exhibit 10.2 of the Form 10-Q, as filed with the Commission on December 16, 2013).

10.11
Credit Agreement dated as of November 21, 2014 by and among Wells Fargo Bank, N.A., the lenders party thereto, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.2 of the Form 10-Q, as filed with the Commission on December 9, 2014).

10.11(a)
Subordination and Intercreditor Agreement dated as of November 21, 2014 by and among each subordinated creditor signatory thereto, Streamline Health Solutions, Inc. and Wells Fargo Bank, N.A (Incorporated by reference from Exhibit 10.12(a) of the Form 10-K, as filed with the Commission on April 20, 2016).

10.11(b)
Waiver and First Amendment to Credit Agreement dated as of April 15, 2015 by and among Wells Fargo Bank, N.A., the lenders party thereto, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.13(a) of the Form 10-K, as filed with the Commission on April 16, 2015).

10.11(c)
Second Amendment to Credit Agreement dated as of April 29, 2016 by and among Wells Fargo Bank, N.A., the lenders party thereto, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.1 of the Form 10-Q, as filed with the Commission on June 8, 2016).

10.12
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
101
The following financial information from Streamline Health Solutions, Inc.'s Annual Report on Form 10- K for the fiscal year ended January 31, 2017 filed with the SEC on April 10, 2017, formatted in XBRL includes: (i) Consolidated Balance Sheets at January 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the two years ended January 31, 2017, (iii) Consolidated Statements of Changes in Stockholders' Equity for the two years ended January 31, 2017, (iv) Consolidated Statements of Cash Flows for the two years ended January 31, 2017, and (v) the Notes to Consolidated Financial Statements.

_______________

*	Filed herewith.

#	Management Contracts and Compensatory Arrangements.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.