Form 10-Q
period 2017-04-30
STREAMLINE HEALTH SOLUTIONS INC.
filed 2017-06-12
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of May 30, 2017: 19,674,122

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	April 30, 2017	January 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,577,245	$5,654,093
Accounts receivable, net of allowance for doubtful accounts of $385,583 and $198,449, respectively	3,720,665	4,489,789
Contract receivables	429,766	466,423
Prepaid hardware and third-party software for future delivery	5,858	5,858
Prepaid client maintenance contracts	768,443	595,633
Other prepaid assets	541,280	732,496
Other current assets	110,899	439
Total current assets	9,154,156	11,944,731
Non-current assets:
Property and equipment:
Computer equipment	3,087,261	3,110,274
Computer software	831,242	827,642
Office furniture, fixtures and equipment	683,443	683,443
Leasehold improvements	729,348	729,348
	5,331,294	5,350,707
Accumulated depreciation and amortization	(3,621,128)	(3,447,198)
Property and equipment, net	1,710,166	1,903,509
Capitalized software development costs, net of accumulated amortization of $17,116,225 and $16,544,797, respectively	4,399,315	4,584,245
Intangible assets, net of accumulated amortization of $6,140,395 and $5,807,338, respectively	6,663,542	6,996,599
Goodwill	15,537,281	15,537,281
Other	594,887	672,133
Total non-current assets	28,905,191	29,693,767
	$38,059,347	$41,638,498
See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
	April 30, 2017	January 31, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$876,122	$1,116,525
Accrued compensation	394,466	496,706
Accrued other expenses	989,689	484,391
Current portion of term loan	655,804	655,804
Deferred revenues	8,306,413	9,916,454
Current portion of capital lease obligations	57,526	91,337
Total current liabilities	11,280,020	12,761,217
Non-current liabilities:
Term loan, net of deferred financing cost of $181,477 and $199,211, respectively	4,737,069	4,883,286
Warrants liability	14,981	46,191
Royalty liability	2,391,563	2,350,754
Lease incentive liability	326,806	339,676
Deferred revenues, less current portion	424,310	568,515
Total non-current liabilities	7,894,729	8,188,422
Total liabilities	19,174,749	20,949,639
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,849,985 redemption value, 4,000,000 shares authorized, 2,949,995 shares issued and outstanding, net of unamortized preferred stock discount of $0	8,849,985	8,849,985
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 19,674,122 and 19,695,391 shares issued and outstanding, respectively	196,741	196,954
Additional paid in capital	80,906,231	80,667,771
Accumulated deficit	(71,068,359)	(69,025,851)
Total stockholders’ equity	10,034,613	11,838,874
	$38,059,347	$41,638,498

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30
	2017	2016
Revenues:
Systems sales	$378,723	$511,267
Professional services	420,035	690,615
Audit services	345,019	—
Maintenance and support	3,354,772	3,755,553
Software as a service	1,425,132	1,709,786
Total revenues	5,923,681	6,667,221
Operating expenses:
Cost of systems sales	566,051	745,484
Cost of professional services	715,215	638,764
Cost of audit services	440,639	—
Cost of maintenance and support	806,522	857,818
Cost of software as a service	339,376	484,243
Selling, general and administrative	3,373,528	3,598,841
Research and development	1,556,938	1,722,187
Total operating expenses	7,798,269	8,047,337
Operating loss	(1,874,588)	(1,380,116)
Other income (expense):
Interest expense	(127,268)	(162,012)
Miscellaneous (expense) income	(38,044)	66,222
Loss before income taxes	(2,039,900)	(1,475,906)
Income tax expense	(2,608)	(1,701)
Net loss	$(2,042,508)	$(1,477,607)
Less: deemed dividends on Series A Preferred Shares	—	(384,719)
Net loss attributable to common shareholders	$(2,042,508)	$(1,862,326)
Basic net loss per common share	$(0.10)	$(0.10)
Number of shares used in basic per common share computation	19,695,390	18,995,289
Diluted net loss per common share	$(0.10)	$(0.10)
Number of shares used in diluted per common share computation	19,695,390	18,995,289

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months Ended April 30
	2017	2016
Operating activities:
Net loss	$(2,042,508)	$(1,477,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	202,782	320,672
Amortization of capitalized software development costs	571,428	715,765
Amortization of intangible assets	333,057	325,446
Amortization of other deferred costs	100,815	61,184
Valuation adjustment for warrants liability	(31,210)	(39,403)
Share-based compensation expense	267,174	477,212
Other valuation adjustments	48,467	47,417
(Gain) loss on disposal of property and equipment	(720)	567
Provision for accounts receivable	187,134	71,907
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and contract receivables	618,647	108,002
Other assets	(97,889)	(39,082)
Accounts payable	(240,403)	(567,503)
Accrued expenses	382,530	(279,881)
Deferred revenues	(1,754,246)	(2,183,705)
Net cash used in operating activities	(1,454,942)	(2,459,009)
Investing activities:
Purchases of property and equipment	(8,719)	(11,654)
Capitalization of software development costs	(386,498)	(497,988)
Net cash used in investing activities	(395,217)	(509,642)
Financing activities:
Principal repayments on term loan	(163,951)	(168,451)
Principal payments on capital lease obligation	(33,811)	(217,110)
Payments related to settlement of employee shared-based awards	(28,927)	(11,702)
Net cash used in financing activities	(226,689)	(397,263)
Net decrease in cash and cash equivalents	(2,076,848)	(3,365,914)
Cash and cash equivalents at beginning of period	5,654,093	9,882,136
Cash and cash equivalents at end of period	$3,577,245	$6,516,222

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

April 30, 2017

NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, “our”, “Streamline”, or the “Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2018.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the fiscal year 2016 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes to the consolidated financial statements contained in the Annual Report on Form 10-K when reviewing interim financial results.
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
The table below provides information on our liabilities that are measured at fair value on a recurring basis:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At April 30, 2017
Warrants liability (1)	$15,000	$—	$—	$15,000
Royalty liability (2)	2,392,000	—	—	2,392,000

At January 31, 2017
Warrants liability (1)	$46,000	$—	$—	$46,000
Royalty liability (2)	2,351,000	—	—	2,351,000
 _______________

(1)
The initial fair value of warrants liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. Changes in fair value of the warrants are recognized within miscellaneous income in the condensed consolidated statements of operations.

(2)
The initial fair value of royalty liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. The fair value of the royalty liability is determined based on the probability-weighted revenue scenarios for the Looking Glass® Clinical Analytics solution licensed from Montefiore Medical Center (discussed in Note 3 - Acquisitions and Divestitures). Fair value adjustments are included within miscellaneous income in the condensed consolidated statements of operations.

Revenue Recognition
We derive revenue from the sale of internally-developed software, either by licensing for local installation or by software as a service (“SaaS”) delivery model, through our direct sales force or through third-party resellers. Licensed, locally-installed clients on a perpetual model utilize our support and maintenance services for a separate fee, whereas term-based locally installed license fees and SaaS fees include support and maintenance. We also derive revenue from professional services that support the implementation, configuration, training and optimization of the applications, as well as audit services provided to help clients review their internal coding audit processes. Additional revenues are also derived from reselling third-party software and hardware components.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Professional services related to coding compliance, recovery audit contractor consulting, and ICD-10 readiness are considered a single unit of accounting where we recognize revenue using proportional performance over the service period when all applicable revenue recognition criteria have been met.
Professional services components related to SaaS and term licenses that are essential to the functionality of the software and are not considered a separate unit of accounting are recognized in revenue ratably over the life of the client, which approximates the duration of the initial contract term. We defer the associated direct costs for salaries and benefits expense for professional services contracts. These deferred costs will be amortized over the identical term as the associated revenues. As of April 30, 2017 and January 31, 2017, we had deferred costs of $423,000 and $500,000, respectively, net of accumulated amortization of $241,000 and $370,000, respectively. Amortization expense of these costs was $83,000 and $43,000 for the three months ended April 30, 2017 and 2016, respectively.
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
Severances
From time to time, we enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. For the three months ended April 30, 2017 and 2016, we incurred $55,000 and $117,000 in severance expenses, respectively. At April 30, 2017 and January 31, 2017, we had accrued severances of $37,000 and $9,000, respectively.
Equity Awards
We account for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. We incurred total compensation expense related to stock-based awards of $267,000 and $477,000 for the three months ended April 30, 2017 and 2016, respectively.
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
We issue restricted stock awards in the form of our common stock. The fair value of these awards is based on the market closing price per share on the date of grant. We expense the compensation cost of these awards as the restriction period lapses, which is typically a one-year service period to the Company. During the first quarter of fiscal 2017, 21,269 shares of common stock were surrendered to the Company to satisfy tax withholding obligations totaling $29,000 in connection with the vesting of restricted stock awards. Shares surrendered by the restricted stock award recipients in accordance with the applicable plan are deemed canceled, and therefore are not available to be reissued.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. We believe we have appropriately accounted for any uncertain tax positions. The Company has recorded $263,000 reserves for uncertain tax positions and corresponding interest and penalties as of both April 30, 2017 and January 31, 2017.
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

In accordance with ASC 260, securities are deemed not to be participating in losses if there is no obligation to fund such losses. For the three months ended April 30, 2017 and 2016, the unvested restricted stock awards and the Series A Convertible Preferred Stock were deemed not to be participating since there was a net loss from operations. As of April 30, 2017, there were 2,949,995 shares of preferred stock outstanding, each of which is convertible into one share of our common stock. For the three months ended April 30, 2017 and 2016, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in diluted EPS and therefore, was not included in the calculation. For the three months ended April 30, 2017 and 2016, 316,158 and 301,460, respectively, unvested restricted shares of common stock were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the calculation of the basic and diluted net loss per share of common stock:

	Three Months Ended
	April 30, 2017	April 30, 2016
Net loss	$(2,042,508)	$(1,477,607)
Less: deemed dividends on Series A Preferred Stock	—	(384,719)
Net loss attributable to common stockholders	$(2,042,508)	$(1,862,326)
Weighted average shares outstanding used in basic per common share computations	19,695,390	18,995,289
Stock options and restricted stock	—	—
Number of shares used in diluted per common share computation	19,695,390	18,995,289
Basic net loss per share of common stock	$(0.10)	$(0.10)
Diluted net loss per share of common stock	$(0.10)	$(0.10)

Diluted net loss per share excludes the effect of outstanding stock options that relate to 2,292,187 and 2,372,827 shares of common stock for the three months ended April 30, 2017 and 2016, respectively. The inclusion of these stock options would have been anti-dilutive. For the three months ended April 30, 2017 and 2016, the warrants to purchase 1,400,000 shares of common stock would have an anti-dilutive effect if included in diluted net loss per share, and therefore were not included in the calculation.
Recent Accounting Pronouncements
In August 2014, the FASB issued an accounting standard update relating to disclosures of uncertainties about an entity’s ability to continue as a going concern. The update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in the event that there is such substantial doubt. The update became effective for us on February 1, 2017. For the periods included in this report, there was no impact on our financial position or results of operations as a result of the adoption of this update.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2016, the FASB delayed the effective date by one year and the guidance will now be effective for us on February 1, 2018. Early adoption of the update is permitted. The guidance is to be applied using one of two retrospective application methods. We are in the process of completing our initial analysis to identify the revenue streams that will be impacted by the adoption of this new standard, and we are currently evaluating the impact of the adoption to our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The update will be effective for us on February 1, 2019. Early adoption of the update is permitted. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), to improve the accounting for employee share-based payments. The guidance simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. The update became effective for us on February 1, 2017. The adoption of this ASU did not have a significant impact on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to clarify how certain cash receipts and cash payments should be presented and classified in the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement of cash flows. The ASU should be applied using a retrospective transition method to each period presented. The standard will be effective for us on February 1, 2018. Early adoption of this update is permitted. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements and related disclosures.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. The standard will be effective for us on February 1, 2020. Early adoption of this update is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting, to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update will be effective for us on February 1, 2018. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

NOTE 3 — ACQUISITIONS AND DIVESTITURES
Acquisition of a Montefiore Medical Center Solution
On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Looking Glass® Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, we paid Montefiore a one-time initial base royalty fee of $3,000,000, and we are obligated to pay on-going quarterly royalty amounts related to future sublicensing of CLG by us. Additionally, we have committed that Montefiore will receive at least an additional $3,000,000 of on-going royalty payments within the first six and one-half years of the license term. As of April 30, 2017 and January 31, 2017, the present value of this royalty liability was $2,392,000 and $2,351,000, respectively.
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
On December 1, 2016, we received a cash payment of $2,000,000 for the sale of our Looking Glass® Patient Engagement suite of solutions, which is based upon the legacy ForSite2020 solution acquired from Unibased in February 2014. As a result, we recognized a gain on sale of business of $238,000 in the fourth quarter of fiscal 2016, which represents the amount by which the sale proceeds exceeded net assets associated with Patient Engagement operations, including accounts receivable, intangible assets and deferred revenue. We used $500,000 of the proceeds to make a prepayment on our term loan with Wells Fargo in the fourth quarter of fiscal 2016.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance at September 8, 2016
Assets purchased:
Accounts and contracts receivable	792,000
Other assets	32,000
Internally-developed software	350,000
Intangible assets	650,000
Total assets purchased	1,824,000
Liabilities assumed:
Accounts payable and accrued liabilities	424,000
Net assets acquired	$1,400,000
Cash paid	$1,400,000
The operating results of Opportune IT are not material for purposes of proforma disclosure.

NOTE 4 — LEASES
We rent office space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2022. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows:

	Facilities	Equipment	Fiscal Year Totals
2017 (nine months remaining)	$762,000	$9,000	$771,000
2018	1,039,000	11,000	1,050,000
2019	967,000	11,000	978,000
2020	504,000	11,000	515,000
2021	519,000	2,000	521,000
Thereafter	445,000	—	445,000
Total	$4,236,000	$44,000	$4,280,000

Rent and leasing expense for facilities and equipment was $313,000 and $319,000 for the three months ended April 30, 2017 and 2016, respectively.

The Company has capital leases to finance office equipment purchases. The balance of fixed assets acquired under these capital leases was $134,000 as of both April 30, 2017 and January 31, 2017, and the balance of accumulated depreciation was $115,000 and $104,000 as of April 30, 2017 and January 31, 2017, respectively. The amortization expense of leased equipment is included in depreciation expense.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Pursuant to the terms of the second amendment to the Credit Agreement, for the four-quarter period ending April 30, 2017, and fiscal quarters thereafter, the minimum EBITDA will be determined within 30 days following delivery of, and based upon, the projections then most recently delivered by the Company. The Company has not yet received the minimum EBITDA covenant thresholds for the four-quarter period ending April 30, 2017, and fiscal quarters thereafter.
The Company was in compliance with the applicable loan covenants at April 30, 2017.
As of April 30, 2017, the Company had no outstanding borrowings under the revolving line of credit, and had accrued $17,000 in unused line fees. Based upon the borrowing base formula set forth in the Credit Agreement, as of April 30, 2017, the Company had access to the full amount of the $5,000,000 revolving line of credit.
Outstanding principal balances on debt consisted of the following at:

	April 30, 2017	January 31, 2017
Senior term loan	$5,393,000	$5,539,000
Capital lease	58,000	91,000
Total	5,451,000	5,630,000
Less: Current portion	(713,000)	(747,000)
Non-current portion of debt	$4,738,000	$4,883,000

In May 2016, as a result of excess cash flows achieved as of January 31, 2016 and as required pursuant to the mandatory prepayment provisions of the Credit Agreement, we made a $1,738,000 payment of principal towards the term loan with Wells Fargo. In December 2016, we used $500,000 of the proceeds from the sale of our Looking Glass® Patient Engagement suite of solutions to make a prepayment on our term loan with Wells Fargo. As a result of these prepayments, the schedule of future principal payments was revised to reduce each future principal payment on a pro rata basis.

In the event that the Company does not close another acquisition within six months of the aforementioned sale of our Looking Glass® Patient Engagement suite of solutions, the Company will make an additional prepayment of $500,000 at the end of that six-month period.

Future principal repayments of debt consisted of the following at April 30, 2017:

	Senior Term Loan (1)	Capital Lease (2)	Total
2017	$492,000	$58,000	$550,000
2018	656,000	—	656,000
2019	4,426,000	—	4,426,000
Total repayments	$5,574,000	$58,000	$5,632,000
 _______________

(1)	Term loan balance on the condensed consolidated balance sheet is reported net of deferred financing costs of $181,000.

(2)	Future minimum lease payments include principal plus interest.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock
At April 30, 2017, we had 2,949,995 shares of Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) outstanding. Each share of the Preferred Stock is convertible into one share of the Company's common stock. The Preferred Stock does not pay a dividend; however, the holders are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the 10 day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the 60 day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.
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

NOTE 7 — INCOME TAXES
Income tax expense consists of federal, state and local tax provisions. For both the three months ended April 30, 2017 and 2016, we recorded federal tax expense of zero. For the three months ended April 30, 2017 and 2016, we recorded state and local tax expense of $3,000 and $2,000, respectively.

NOTE 8 — SUBSEQUENT EVENTS
We have evaluated subsequent events occurring after April 30, 2017, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements, except for the following.
On June 1, 2017, we made an additional prepayment of $500,000 on our term loan with Wells Fargo, which became due because we did not close another acquisition within six months of the sale of our Looking Glass® Patient Engagement suite of solutions in December 2016.

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

Results of Operations
Revenues

	Three Months Ended
(in thousands):	April 30, 2017	April 30, 2016	Change	% Change
Systems Sales:
Proprietary software - perpetual license	$114	$18	$96	533%
Term license	264	361	(97)	(27)%
Hardware and third-party software	1	131	(130)	100%
Professional services	420	691	(271)	(39)%
Audit Services	345	—	345	100%
Maintenance and support	3,355	3,756	(401)	(11)%
Software as a service	1,425	1,710	(285)	(17)%
Total Revenues	$5,924	$6,667	$(743)	(11)%

Proprietary software and term licenses — Proprietary software revenue recognized for the three months ended April 30, 2017 increased by $96,000 over the prior comparable period. This increase is attributable to the delivery of our Looking Glass® abstracting solution to a customer in the first quarter of fiscal 2017. The $97,000 decrease in term license revenue for the three months ended April 30, 2017 over the prior comparable period is primarily due to the expiration of a Clinical Analytics contract.
Hardware and third-party software — Revenue from hardware and third-party software sales for the three months ended April 30, 2017 decreased by $130,000 over the prior comparable period. Fluctuations from period to period are a function of client demand.
Professional services — For the three-month period ended April 30, 2017, revenues from professional services decreased $271,000 from the prior comparable period. This decrease resulted primarily from the sale of our Looking Glass® Patient Engagement suite of solutions in the fourth quarter of fiscal 2017, as well as cancellations by two customers of our Looking Glass® Financial Management™ solution.
Audit services — The Company began offering audit services in September 2016, following the acquisition of Opportune IT.
Maintenance and support — Revenue from maintenance and support for the three months ended April 30, 2017 decreased by $401,000 from the prior comparable period. This decrease was primarily the result of the sale of our Looking Glass® Patient Engagement suite of solutions in the fourth quarter of fiscal 2017.
Software as a Service (SaaS) — Revenue from SaaS for the three months ended April 30, 2017 decreased by $285,000, from the prior comparable period. This decrease resulted primarily from cancellations by a few customers of our Looking Glass® Financial Management™ and Looking Glass® Enterprise Content Management™ solutions, as well as the sale of our Looking Glass® Patient Engagement suite of solutions in the fourth quarter of fiscal 2017.

Cost of Sales

	Three Months Ended
(in thousands):	April 30, 2017	April 30, 2016	Change	% Change
Cost of systems sales	$566	$745	$(179)	(24)%
Cost of professional services	715	639	76	12%
Cost of audit services	441	—	441	100%
Cost of maintenance and support	807	858	(51)	(6)%
Cost of software as a service	339	484	(145)	(30)%
Total cost of sales	$2,868	$2,726	$142	5%

The increase in cost of sales for the three months ended April 30, 2017 from the comparable prior period is primarily due to the offering of audit services since the acquisition of Opportune IT in the third quarter of fiscal 2016.
Cost of systems sales includes amortization and impairment of capitalized software expenditures, royalties, and the cost of third-party hardware and software. The decrease in expense for the three-month period was primarily a result of the reduction in sales of third-party hardware as well as the reduction in amortization of capitalized software costs.
The cost of professional services includes compensation and benefits for personnel and related expenses. The increase in expense for the three-month period from the prior comparable period is primarily due to the decrease in professional services related to SaaS and term licenses, for which costs are deferred and amortized ratably over the life of the client, as well as the increase in amortization of deferred implementation costs as a result of cancellations by a few customers of our Looking Glass® Financial Management™ solution.
The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. The Company began offering audit services in September 2016, following the acquisition of Opportune IT.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The decrease in expense for the three-month period was primarily due to a decrease in third-party maintenance contracts costs and is in line with the decrease in the associated maintenance and support revenue.
The cost of SaaS solutions is relatively fixed, subject to inflation for the goods and services it requires. The decrease in the three-month period from the prior comparable period was primarily related to a reduction in depreciation and amortization expense as several assets, including the internally-developed software acquired from the Company’s acquisition of substantially all the assets of Interpoint Partners, LLC in 2011, reached the end of their assigned economic lives.
Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	April 30, 2017	April 30, 2016	Change	% Change
General and administrative expenses	$2,227	$2,455	$(228)	(9)%
Sales and marketing expenses	1,146	1,144	2	—%
Total selling, general, and administrative expense	$3,373	$3,599	$(226)	(6)%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The decrease in general and administrative expenses for the three months ended April 30, 2017 from the comparable prior period was primarily due to a reduction in stock compensation expense and in professional fees for accounting and legal services.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. Sales and marketing expense for the three months ended April 30, 2017 remained consistent with the prior comparable period.
Product Research and Development

	Three Months Ended
(in thousands):	April 30, 2017	April 30, 2016	Change	% Change
Research and development expense	$1,557	$1,722	$(165)	(10)%
Plus: Capitalized research and development cost	386	498	(112)	100%
Total research and development cost	$1,943	$2,220	$(277)	(12)%

Product research and development cost consists primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and an allocated portion of general overhead costs, including occupancy. The decrease in total research and development cost for the three-month period ended April 30, 2017 from the prior comparable period is primarily due to a reduction in development personnel headcount. Research and development expenses, as a percentage of revenues, were 26% for both the three months ended April 30, 2017 and 2016.

Other Income (Expense)

	Three Months Ended
(in thousands):	April 30, 2017	April 30, 2016	Change	% Change
Interest expense	$(127)	$(162)	$35	(22)%
Miscellaneous (expense) income	(38)	66	(104)	(158)%
Total other expenses	$(165)	$(96)	$(69)	72%

Interest expense consists of interest and commitment fees on the line of credit, interest on the term loans, and is inclusive of deferred financing cost amortization expense. Interest expense decreased for the three months ended April 30, 2017 from the prior comparable period primarily due to the lower principal amounts outstanding on our term loan. The higher miscellaneous income for the three-month period ended April 30, 2016 was primarily due to a greater revaluation adjustment to accounts receivable issued in foreign currency in prior year.
Provision for Income Taxes
We recorded tax expense of $3,000 and $2,000, respectively, for the three months ended April 30, 2017 and 2016, which is comprised of estimated federal, state and local tax provisions.
Backlog

	April 30, 2017	April 30, 2016
Company proprietary software	$11,234,000	$21,410,000
Third-party hardware and software	100,000	200,000
Professional services	3,642,000	5,480,000
Audit services	1,634,000	—
Maintenance and support	18,084,000	20,793,000
Software as a service	13,194,000	14,820,000
Total	$47,888,000	$62,703,000
At April 30, 2017, we had contracts and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed, which if fully performed, would generate future revenues of $47,888,000 compared with $62,703,000 at April 30, 2016.
The Company’s proprietary software backlog consists of signed agreements to purchase either perpetual software licenses or term licenses. Typically, perpetual licenses included in backlog are either not yet generally available or the software is generally available and the client has not taken possession of the software. Term licenses included in backlog consist of signed agreements where the client has already taken possession, but the payment for the software is bundled with maintenance and support fees over the life of the contract. The decrease in backlog is primarily due to the conversion of a long-delayed term license into a perpetual license agreement coupled with an overall reduction in scope. Proprietary software backlog was further reduced by the sale of our Looking Glass® Patient Engagement suite of solutions in the fourth quarter of fiscal 2016.
Third-party hardware and software backlog consists of signed agreements to purchase third-party hardware or third-party software licenses that have not been delivered to the client. These are products that we resell as components of the solution a client purchases and are expected to be delivered in the next twelve months as implementations commence.
Professional services backlog consists of signed contracts for services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The decrease in professional services backlog is a result of revenue recognition exceeding bookings. Professional services backlog was further reduced by the sale of our Looking Glass® Patient Engagement suite of solutions in the fourth quarter of fiscal 2016.
Audit services backlog consists of signed contracts for audit services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing.

Maintenance and support backlog consists of maintenance agreements for perpetual licenses and/or third-party software or hardware, in each case consisting of signed agreements to purchase such services but that represent future performance for the contracted maintenance and support term. Clients typically prepay maintenance and support fees on an annual basis with some monthly pre-payment arrangements existing. Maintenance and support fees are generally billed 30-60 days prior to the beginning of the maintenance period. The Company does not expect any significant client attrition over the next 12 months outside of the ordinary course of business. Maintenance and support backlog at April 30, 2017 was $18,084,000 as compared to $20,793,000 at April 30, 2016. The decrease in maintenance and support backlog is primarily due to the sale of our Looking Glass® Patient Engagement suite of solutions in the fourth quarter of fiscal 2016.
Relating specifically to SaaS-model client agreements signed as of April 30, 2017, the Company expects to generate revenues of $13,194,000 from such SaaS agreements through their respective renewal dates in fiscal years 2017 through 2022. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client and ultimately the official go-live on the system. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period. The decrease in SaaS backlog is a result of revenue recognition exceeding bookings. SaaS backlog was further reduced by the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016.
Additional commentary regarding the average duration of client contracts and risks relating to termination can be found in Part II, Item 1A, “Risk Factors” herein.
Termination rights in the Company’s master agreements are generally limited to termination for cause, except for select exceptions. However, there can be no assurance that a client will not cancel all or any portion of an agreement or delay portions of an agreement, as further discussed in Part II, Item 1A, “Risk Factors” herein. Such events could have a material adverse effect on the Company’s ability to recognize amounts and the Company’s financial condition and results of operations.

Use of Non-GAAP Financial Measures
In order to provide investors with greater insight, and allow for a more comprehensive understanding of the information used by management and the Board of Directors in its financial and operational decision-making, the Company has supplemented the Condensed Consolidated Financial Statements presented on a GAAP basis in this quarterly report on Form 10-Q with the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share.
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
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities, despite the advantages regarding the use and analysis of these measures as mentioned above. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share, as disclosed in this quarterly report on Form 10-Q, have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA, and its variations are:

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

	Three Months Ended
In thousands, except per share data	April 30, 2017	April 30, 2016
Net loss	$(2,043)	$(1,478)
Interest expense	127	162
Income tax expense	3	2
Depreciation	203	321
Amortization of capitalized software development costs	571	716
Amortization of intangible assets	333	325
Amortization of other costs	84	43
EBITDA	(722)	91
Share-based compensation expense	267	477
(Gain) loss on disposal of fixed assets	(1)	1
Non-cash valuation adjustments to assets and liabilities	17	8
Transaction related professional fees, advisory fees, and other internal direct costs	—	19
Adjusted EBITDA	$(439)	$596
Adjusted EBITDA margin (1)	(7)%	9%

Loss per share — diluted	$(0.10)	$(0.10)
Adjusted EBITDA per adjusted diluted share (2)	$(0.02)	$0.03
Diluted weighted average shares	19,695,390	18,995,289
Includable incremental shares — adjusted EBITDA (3)	—	3,251,455
Adjusted diluted shares	19,695,390	22,246,744
_______________

(1)	Adjusted EBITDA as a percentage of GAAP net revenues.

(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

(3)
The number of incremental shares that would be dilutive under an assumption that the Company is profitable during the reported period, which is only applicable for a period in which the Company reports a GAAP net loss. If a GAAP profit is earned in the reported periods, no additional incremental shares are assumed.

Application of Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

Liquidity and Capital Resources
Our liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. Our primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded with cash generated by operations and borrowings under credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash and cash equivalent balances at April 30, 2017 and January 31, 2017 were $3,577,000 and $5,654,000, respectively. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.
The Company has liquidity through the Credit Agreement described in more detail in Note 5 to our condensed consolidated financial statements included herein. The Company’s primary operating subsidiary has a $5,000,000 revolving line of credit that has not been drawn upon as of the date of this report. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary must comply with customary financial covenants, including the requirement that the Company maintain minimum liquidity of at least $6,500,000 from April 29, 2016 through and including the maturity date of the credit facility. Pursuant to the Credit Agreement’s definition, the liquidity of the Company’s primary operating subsidiary as of April 30, 2017 was $8,577,000, which satisfies the minimum liquidity financial covenant in the Credit Agreement.
The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, calculated pursuant to the Credit Agreement and measured on a quarter-end basis. Our lender uses a measurement that is similar to Adjusted EBITDA, a non-GAAP financial measure described above. The Company has not yet received the minimum EBITDA covenant thresholds for the four-quarter period ending April 30, 2017, and fiscal quarters thereafter.
The Company was in compliance with the applicable loan covenants at April 30, 2017. Based upon the borrowing base formula set forth in the Credit Agreement, as of April 30, 2017, the Company had access to the full amount of the $5,000,000 revolving line of credit.
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
Significant cash obligations

(in thousands)	April 30, 2017	January 31, 2017
Term loans (1)	$5,393	$5,539
Capital leases (1)	58	91
Royalty liability (2)	2,392	2,351
_______________

(1)	See Note 5 to the condensed consolidated financial statements for additional information.

(2)	See Note 3 to the condensed consolidated financial statements for additional information.

Operating cash flow activities

(in thousands)	Three Months Ended
	April 30, 2017	April 30, 2016
Net loss	$(2,043)	$(1,478)
Non-cash adjustments to net loss	1,679	1,981
Cash impact of changes in assets and liabilities	(1,091)	(2,962)
Operating cash flow	$(1,455)	$(2,459)

The decrease in net cash used by operating activities is primarily due to a decrease in payment of bonuses and professional fees in the three months ended April 30, 2017 from the prior comparable period.
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
Investing cash flow activities

(in thousands)	Three Months Ended
	April 30, 2017	April 30, 2016
Purchases of property and equipment	$(9)	$(12)
Capitalized software development costs	(386)	(498)
Investing cash flow	$(395)	$(510)
The decrease in cash used for investing activities in the three months ended April 30, 2017 compared to the prior year period is primarily a result of reduced internal software development costs which were eligible for capitalization.
Financing cash flow activities

(in thousands)	Three Months Ended
	April 30, 2017	April 30, 2016
Principal repayments on term loan	$(164)	$(168)
Principal payments on capital lease obligations	(34)	(217)
Return of shares of common stock in connection with the vesting or exercise of equity incentive awards	(29)	(12)
Financing cash flow	$(227)	$(397)
The decrease in cash used in financing activities in the three months ended April 30, 2017 over the prior year period was primarily the result of the termination of a capital lease during the third quarter of fiscal 2016.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
While we do not believe that our solutions and services infringe upon the intellectual property rights of third parties, the potential for intellectual property infringement claims continually increases as the number of software patents and copyrighted and trademarked materials continues to rapidly expand. Any claim for intellectual property right infringement, even if not meritorious, could be expensive to defend. If we were held liable for infringing third-party intellectual property rights, we could incur substantial damage awards, and potentially be required to cease using the technology, produce non-infringing technology or obtain a license to use such technology. Such potential liabilities or increased costs could be material to us.

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

Third-party products are essential to our software.
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
Pursuant to the terms of the second amendment to the Credit Agreement entered into as of April 29, 2016, the Company is required to maintain minimum liquidity of at least $6,500,000 from April 29, 2016 through and including the maturity date of the credit facility. The Company was in compliance with the applicable loan covenants at April 30, 2017. Pursuant to the terms of the second amendment to the Credit Agreement, for the four-quarter period ending April 30, 2017, and fiscal quarters thereafter, the minimum EBITDA will be determined within 30 days following delivery of, and based upon, the projections then most recently delivered by the Company. The Company has not yet received the minimum EBITDA covenant thresholds for the four-quarter period ending April 30, 2017, and fiscal quarters thereafter.
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
In August 2012, we completed a private offering of preferred stock, warrants and convertible notes to a group of investors for gross proceeds of $12 million. In November 2012, the convertible notes converted into shares of preferred stock. Subject to the terms of the Subordination and Intercreditor Agreement, the preferred stock is redeemable at the option of the holders thereof anytime after August 31, 2016 if not previously converted into shares of common stock. We may not achieve the thresholds required to trigger automatic conversion of the preferred stock and, alternatively, holders may not voluntarily elect to convert the preferred stock into common stock. The election of the holders of our preferred stock to redeem the preferred stock could subject us to decreased liquidity and other negative impacts on our business, results of operations, and financial condition. Under the terms of the Subordination and Intercreditor Agreement among the preferred stockholders, the Company and Wells Fargo, our obligation to redeem the preferred stock is subordinated to our obligations under the senior term loan and the preferred stock may not be redeemed without the consent of Wells Fargo. For additional information regarding the terms, rights and preferences of the preferred stock and warrants, see Note 14 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2017 and our other SEC filings.

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
As of April 30, 2017, we had 2,949,995 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 14 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2017 and our other SEC filings.

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

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: June 12, 2017	By:	/S/ David W. Sides
David W. Sides Chief Executive Officer
DATE: June 12, 2017	By:	/S/ Nicholas A. Meeks
Nicholas A. Meeks Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1
Streamline Health Solutions, Inc. Second Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on May 2, 2017).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10-Q for the three-month period ended April 30, 2017 filed with the SEC on June 12, 2017, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at April 30, 2017 and January 31, 2017, (ii) Condensed Consolidated Statements of Operations for three-month periods ended April 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three-month periods ended April 30, 2017 and 2016, and (iv) Notes to the Condensed Consolidated Financial Statements.

_______________

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.