Form 10-Q
period 2017-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2017-09-13
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of August 31, 2017: 19,988,720

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	July 31, 2017	January 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,916,459	$5,654,093
Accounts receivable, net of allowance for doubtful accounts of $286,084 and $198,449, respectively	4,621,331	4,489,789
Contract receivables	69,625	466,423
Prepaid hardware and third-party software for future delivery	5,858	5,858
Prepaid client maintenance contracts	710,309	595,633
Other prepaid assets	861,300	732,496
Other current assets	665	439
Total current assets	9,185,547	11,944,731
Non-current assets:
Property and equipment:
Computer equipment	3,081,856	3,110,274
Computer software	831,242	827,642
Office furniture, fixtures and equipment	683,443	683,443
Leasehold improvements	729,348	729,348
	5,325,889	5,350,707
Accumulated depreciation and amortization	(3,814,938)	(3,447,198)
Property and equipment, net	1,510,951	1,903,509
Capitalized software development costs, net of accumulated amortization of $17,688,421 and $16,544,797, respectively	4,285,069	4,584,245
Intangible assets, net of accumulated amortization of $6,473,451 and $5,807,338, respectively	6,330,485	6,996,599
Goodwill	15,537,281	15,537,281
Other	636,232	672,133
Total non-current assets	28,300,018	29,693,767
	$37,485,565	$41,638,498
See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
	July 31, 2017	January 31, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,566,454	$1,116,525
Accrued compensation	481,528	496,706
Accrued other expenses	188,872	484,391
Current portion of term loan	596,980	655,804
Deferred revenues	9,298,192	9,916,454
Current portion of capital lease obligations	23,188	91,337
Total current liabilities	12,155,214	12,761,217
Non-current liabilities:
Term loan, net of deferred financing cost of $163,743 and $199,211, respectively	4,164,381	4,883,286
Warrants liability	360	46,191
Royalty liability	2,423,602	2,350,754
Lease incentive liability	311,585	339,676
Deferred revenues, less current portion	363,910	568,515
Total non-current liabilities	7,263,838	8,188,422
Total liabilities	19,419,052	20,949,639
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,849,985 redemption value, 4,000,000 shares authorized, 2,949,995 shares issued and outstanding, net of unamortized preferred stock discount of $0	8,849,985	8,849,985
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 19,962,672 and 19,695,391 shares issued and outstanding, respectively	199,627	196,954
Additional paid in capital	81,183,325	80,667,771
Accumulated deficit	(72,166,424)	(69,025,851)
Total stockholders’ equity	9,216,528	11,838,874
	$37,485,565	$41,638,498

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31		Six Months Ended July 31
	2017	2016	2017	2016
Revenues:
Systems sales	$328,692	$1,364,771	$707,415	$1,876,038
Professional services	571,812	548,080	991,847	1,238,695
Audit services	294,441	—	639,460	—
Maintenance and support	3,278,562	3,732,488	6,633,334	7,488,041
Software as a service	1,442,652	1,728,724	2,867,784	3,438,510
Total revenues	5,916,159	7,374,063	11,839,840	14,041,284
Operating expenses:
Cost of systems sales	596,799	671,631	1,162,850	1,417,115
Cost of professional services	543,206	529,024	1,258,421	1,167,788
Cost of audit services	391,439	—	832,078	—
Cost of maintenance and support	768,140	835,353	1,574,662	1,693,171
Cost of software as a service	285,832	455,370	625,208	939,613
Selling, general and administrative	2,790,171	3,341,949	6,163,699	6,940,790
Research and development	1,495,972	2,108,567	3,052,910	3,830,754
Total operating expenses	6,871,559	7,941,894	14,669,828	15,989,231
Operating loss	(955,400)	(567,831)	(2,829,988)	(1,947,947)
Other income (expense):
Interest expense	(120,377)	(120,014)	(247,645)	(282,026)
Miscellaneous (expense) income	(19,681)	(44,756)	(57,725)	21,466
Loss before income taxes	(1,095,458)	(732,601)	(3,135,358)	(2,208,507)
Income tax expense	(2,607)	(1,701)	(5,215)	(3,402)
Net loss	$(1,098,065)	$(734,302)	$(3,140,573)	$(2,211,909)
Less: deemed dividends on Series A Preferred Shares	—	(418,506)	—	(803,225)
Net loss attributable to common stockholders	$(1,098,065)	$(1,152,808)	$(3,140,573)	$(3,015,134)
Basic net loss per common share	$(0.06)	$(0.06)	$(0.16)	$(0.16)
Number of shares used in basic per common share computation	19,834,859	19,791,805	19,765,125	19,393,547
Diluted net loss per common share	$(0.06)	$(0.06)	$(0.16)	$(0.16)
Number of shares used in diluted per common share computation	19,834,859	19,791,805	19,765,125	19,393,547

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended July 31
	2017	2016
Operating activities:
Net loss	$(3,140,573)	$(2,211,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	403,090	630,706
Amortization of capitalized software development costs	1,143,624	1,425,962
Amortization of intangible assets	666,114	650,892
Amortization of other deferred costs	161,064	115,113
Valuation adjustment for warrants liability	(45,831)	(61,856)
Share-based compensation expense	555,229	909,411
Other valuation adjustments	86,192	83,937
(Gain) loss on disposal of property and equipment	(720)	567
Provision for accounts receivable	166,170	88,472
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and contract receivables	99,086	357,774
Other assets	(333,401)	(214,327)
Accounts payable	449,929	(403,600)
Accrued expenses	(352,132)	(472,420)
Deferred revenues	(822,867)	(759,411)
Net cash (used in) provided by operating activities	(965,026)	139,311
Investing activities:
Purchases of property and equipment	(9,812)	(60,518)
Capitalization of software development costs	(844,448)	(936,560)
Net cash used in investing activities	(854,260)	(997,078)
Financing activities:
Principal repayments on term loan	(813,197)	(2,075,172)
Principal payments on capital lease obligation	(68,149)	(438,962)
Proceeds from exercise of stock options and stock purchase plan	—	14,793
Payments related to settlement of employee shared-based awards	(37,002)	(11,702)
Net cash used in financing activities	(918,348)	(2,511,043)
Net decrease in cash and cash equivalents	(2,737,634)	(3,368,810)
Cash and cash equivalents at beginning of period	5,654,093	9,882,136
Cash and cash equivalents at end of period	$2,916,459	$6,513,326

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 31, 2017

NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, “our”, “Streamline”, or the “Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the six months ended July 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2018.

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
The table below provides information on our liabilities that are measured at fair value on a recurring basis:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At July 31, 2017
Warrants liability (1)	$—	$—	$—	$—
Royalty liability (2)	2,424,000	—	—	2,424,000

At January 31, 2017
Warrants liability (1)	$46,000	$—	$—	$46,000
Royalty liability (2)	2,351,000	—	—	2,351,000
 _______________

(1)
The initial fair value of warrants liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. Changes in fair value of the warrants are recognized within miscellaneous income in the condensed consolidated statements of operations.

(2)
The initial fair value of royalty liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. The fair value of the royalty liability is determined based on the probability-weighted revenue scenarios for the Streamline Health® Clinical AnalyticsTM solution (“Clinical Analytics”) licensed from Montefiore Medical Center (discussed in Note 3 - Acquisitions and Divestitures). Fair value adjustments are included within miscellaneous income in the condensed consolidated statements of operations.

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
Terms used in evaluation are as follows:

•	VSOE (vendor-specific objective evidence) — the price at which an element is sold as a separate stand-alone transaction

•	TPE (third-party evidence) — the price of an element charged by another company that is largely interchangeable in any particular transaction

•	ESP (estimated selling price) — our best estimate of the selling price of an element of the transaction

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
Term Licenses
We cannot establish VSOE fair value of the undelivered element in term license arrangements. However, as the only undelivered element is post-contract customer support, the entire fee is recognized ratably over the contract term. Typically, revenue recognition commences once the client goes live on the system. Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution. The software portion of our Streamline Health® Coding & CDITM products generally does not require material modification to achieve its contracted function.
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
Professional services components related to SaaS and term licenses that are essential to the functionality of the software and are not considered a separate unit of accounting are recognized in revenue ratably over the life of the client, which approximates the duration of the initial contract term. We defer the associated direct costs for salaries and benefits expense for professional services contracts. These deferred costs will be amortized over the identical term as the associated revenues. As of July 31, 2017 and January 31, 2017, we had deferred costs of $465,000 and $500,000, respectively, net of accumulated amortization of $252,000 and $370,000, respectively. Amortization expense of these costs was $43,000 and $36,000 for the three months ended July 31, 2017 and 2016, respectively, and $126,000 and $80,000 for the six months ended July 31, 2017 and 2016, respectively.
Professional service components that are essential to the functionality of perpetually licensed software and are not considered a separate unit of accounting are recognized using the percentage-of-completion method over the professional service period.
If services are sold with perpetually licensed software, we use VSOE of fair value based on the hourly rate charged when services are sold separately to determine fair value of professional services. We typically sell professional services on an hourly or fixed fee basis. We monitor projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.
Audit Services
Professional services relating to audit services are provided separately from software solutions, even those that may relate to coding and coding audit processes. These services are not essential to any software offering and are a separate unit of accounting. Accordingly, the revenues are recognized as the services are performed.
Severances
From time to time, we enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. For the three months ended July 31, 2017 and 2016, we incurred $3,000 and $110,000 in severance expenses, respectively, and $58,000 and $227,000 for the six months ended July 31, 2017 and 2016, respectively. At July 31, 2017 and January 31, 2017, we had accrued severances of $9,000 and $9,000, respectively.
Equity Awards
We account for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. We incurred total compensation expense related to stock-based awards of $288,000 and $432,000 for the three months ended July 31, 2017 and 2016, respectively, and $555,000 and $909,000 for the six months ended July 31, 2017 and 2016, respectively.
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
We issue restricted stock awards in the form of our common stock. The fair value of these awards is based on the market closing price per share on the date of grant. We expense the compensation cost of these awards as the restriction period lapses, which is typically a one-year service period to the Company. In fiscal 2017, 28,056 shares of common stock were surrendered to the Company to satisfy tax withholding obligations totaling $37,000 in connection with the vesting of restricted stock awards. Shares surrendered by the restricted stock award recipients in accordance with the applicable plan are deemed canceled, and therefore are not available to be reissued. During fiscal 2017, the Company awarded 220,337 shares of restricted stock to directors of the Company.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. We believe we have appropriately accounted for any uncertain tax positions. The Company has recorded $289,000 and $263,000 reserves for uncertain tax positions and corresponding interest and penalties as of July 31, 2017 and January 31, 2017, respectively.
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
In accordance with ASC 260, securities are deemed not to be participating in losses if there is no obligation to fund such losses. For the three and six months ended July 31, 2017 and 2016, the unvested restricted stock awards and the Series A Convertible Preferred Stock were deemed not to be participating since there was a net loss from operations. As of July 31, 2017, there were 2,949,995 shares of preferred stock outstanding, each of which is convertible into one share of our common stock. For the three and six months ended July 31, 2017 and 2016, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in diluted EPS and therefore, was not included in the calculation. For the three and six months ended July 31, 2017 and 2016, 831,587 and 828,225, respectively, unvested restricted shares of common stock were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the calculation of the basic and diluted net loss per share of common stock:

	Three Months Ended
	July 31, 2017	July 31, 2016
Net loss	$(1,098,065)	$(734,302)
Less: deemed dividends on Series A Preferred Stock	—	(418,506)
Net loss attributable to common stockholders	$(1,098,065)	$(1,152,808)
Weighted average shares outstanding used in basic per common share computations	19,834,859	19,791,805
Stock options and restricted stock	—	—
Number of shares used in diluted per common share computation	19,834,859	19,791,805
Basic net loss per share of common stock	$(0.06)	$(0.06)
Diluted net loss per share of common stock	$(0.06)	$(0.06)

	Six Months Ended
	July 31, 2017	July 31, 2016
Net loss	$(3,140,573)	$(2,211,909)
Less: deemed dividends on Series A Preferred Stock	—	(803,225)
Net loss attributable to common stockholders	$(3,140,573)	$(3,015,134)
Weighted average shares outstanding used in basic per common share computations	19,765,125	19,393,547
Stock options and restricted stock	—	—
Number of shares used in diluted per common share computation	19,765,125	19,393,547
Basic net loss per share of common stock	$(0.16)	$(0.16)
Diluted net loss per share of common stock	$(0.16)	$(0.16)
Diluted net loss per share excludes the effect of outstanding stock options that relate to 2,239,047 and 2,172,480 shares of common stock for the three and six months ended July 31, 2017 and 2016, respectively. The inclusion of these stock options would have been anti-dilutive. For the three and six months ended July 31, 2017 and 2016, the warrants to purchase 1,400,000 shares of common stock would have an anti-dilutive effect if included in diluted net loss per share, and therefore were not included in the calculation.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 3 — ACQUISITIONS AND DIVESTITURES
Acquisition of a Montefiore Medical Center Solution
On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Streamline Health® Clinical AnalyticsTM solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, we paid Montefiore a one-time initial base royalty fee of $3,000,000, and we are obligated to pay on-going quarterly royalty amounts related to future sublicensing of CLG by us. Additionally, we have committed that Montefiore will receive at least an additional $3,000,000 of on-going royalty payments within the first six and one-half years of the license term. As of July 31, 2017 and January 31, 2017, the present value of this royalty liability was $2,424,000 and $2,351,000, respectively.
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
On December 1, 2016, we received a cash payment of $2,000,000 for the sale of our Patient Engagement suite of solutions, which is based upon the legacy ForSite2020 solution acquired from Unibased in February 2014. As a result, we recognized a gain on sale of business of $238,000 in the fourth quarter of fiscal 2016, which represents the amount by which the sale proceeds exceeded net assets associated with Patient Engagement operations, including accounts receivable, intangible assets and deferred revenue. We used the proceeds to make two prepayments of $500,000 on our term loan with Wells Fargo, one in the fourth quarter of fiscal 2016 and another in the second quarter of fiscal 2017.
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

NOTE 4 — LEASES
We rent office space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2022. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows:

	Facilities	Equipment	Fiscal Year Totals
2017 (six months remaining)	$512,000	$6,000	$518,000
2018	1,039,000	11,000	1,050,000
2019	967,000	11,000	978,000
2020	504,000	11,000	515,000
2021	519,000	2,000	521,000
Thereafter	445,000	—	445,000
Total	$3,986,000	$41,000	$4,027,000

Rent and leasing expense for facilities and equipment was $312,000 and $328,000 for the three months ended July 31, 2017 and 2016, respectively, and $625,000 and $646,000 for the six months ended July 31, 2017 and 2016, respectively.

The Company has capital leases to finance office equipment purchases. The balance of fixed assets acquired under these capital leases was $134,000 as of both July 31, 2017 and January 31, 2017, and the balance of accumulated depreciation was $126,000 and $104,000 as of July 31, 2017 and January 31, 2017, respectively. The amortization expense of leased equipment is included in depreciation expense.

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
The Credit Agreement includes customary financial covenants, including the requirements that the Company maintain minimum liquidity and achieve certain minimum EBITDA levels (as defined in the Credit Agreement). In addition, the Credit Agreement prohibits the Company from paying dividends on the common and preferred stock. Pursuant to the terms of the third amendment to the Credit Agreement entered into as of June 19, 2017, the Company is required to maintain minimum liquidity of at least (i) $5,000,000 through January 31, 2018, (ii) $4,000,000 from February 1, 2018 through and including January 31, 2019, and (iii) $3,000,000 from February 1, 2019 through and including the maturity date of the credit facility.
The following table shows our minimum trailing four quarter period EBITDA covenant thresholds, as modified by the third amendment to the Credit Agreement:

For the four-quarter period ending	Minimum EBITDA
July 31, 2017	$(1,250,000)
October 31, 2017	(1,000,000)
January 31, 2018	(700,000)
April 30, 2018	(35,869)
July 31, 2018	414,953
October 31, 2018	1,080,126
January 31, 2019	1,634,130
April 30, 2019	1,842,610
July 31, 2019	2,657,362
October 31, 2019 and each fiscal quarter thereafter	3,613,810

The Company was in compliance with the applicable loan covenants at July 31, 2017.
As of July 31, 2017, the Company had no outstanding borrowings under the revolving line of credit, and had accrued $6,000 in unused line fees. Based upon the borrowing base formula set forth in the Credit Agreement, as of July 31, 2017, the Company had access to the full amount of the $5,000,000 revolving line of credit.
Outstanding principal balances on debt consisted of the following at:

	July 31, 2017	January 31, 2017
Senior term loan	$4,761,000	$5,539,000
Capital lease	23,000	91,000
Total	4,784,000	5,630,000
Less: Current portion	(620,000)	(747,000)
Non-current portion of debt	$4,164,000	$4,883,000

In May 2016, as a result of excess cash flows achieved as of January 31, 2016 and as required pursuant to the mandatory prepayment provisions of the Credit Agreement, we made a $1,738,000 payment of principal towards the term loan with Wells Fargo. We used the proceeds from the sale of our Patient Engagement suite of solutions to make two prepayments on our term loan with Wells Fargo, one in December 2016 and one in June 2017, each in the amount of $500,000. As a result of these prepayments, the schedule of future principal payments was revised to reduce each future principal payment on a pro rata basis.

Future principal repayments of debt consisted of the following at July 31, 2017:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Senior Term Loan (1)	Capital Lease (2)	Total
2017	$298,000	$23,000	$321,000
2018	597,000	—	597,000
2019	4,030,000	—	4,030,000
Total repayments	$4,925,000	$23,000	$4,948,000
 _______________

(1)	Term loan balance on the condensed consolidated balance sheet is reported net of deferred financing costs of $164,000.

(2)	Future minimum lease payments include principal plus interest.

NOTE 6 — CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock
At July 31, 2017, we had 2,949,995 shares of Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) outstanding. Each share of the Preferred Stock is convertible into one share of the Company's common stock. The Preferred Stock does not pay a dividend; however, the holders are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the 10 day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the 60 day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.
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

NOTE 7 — INCOME TAXES
Income tax expense consists of federal, state and local tax provisions. For both the six months ended July 31, 2017 and 2016, we recorded federal tax expense of zero. For the six months ended July 31, 2017 and 2016, we recorded state and local tax expense of $5,000 and $3,000, respectively.

NOTE 8 — SUBSEQUENT EVENTS
We have evaluated subsequent events occurring after July 31, 2017, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements.

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

Results of Operations
Revenues

	Three Months Ended
(in thousands):	July 31, 2017	July 31, 2016	Change	% Change
Systems Sales:
Proprietary software - perpetual license	$55	$1,003	$(948)	(95)%
Term license	216	274	(58)	(21)%
Hardware and third-party software	57	88	(31)	(35)%
Professional services	572	548	24	4%
Audit Services	294	—	294	100%
Maintenance and support	3,279	3,732	(453)	(12)%
Software as a service	1,443	1,729	(286)	(17)%
Total Revenues	$5,916	$7,374	$(1,458)	(20)%

	Six Months Ended
(in thousands):	July 31, 2017	July 31, 2016	Change	% Change
System Sales:
Proprietary software - perpetual license	$170	$1,021	$(851)	(83)%
Term license	480	636	(156)	(25)%
Hardware and third-party software	58	219	(161)	(74)%
Professional services	992	1,239	(247)	(20)%
Audit Services	639	—	639	100%
Maintenance and support	6,633	7,488	(855)	(11)%
Software as a service	2,868	3,438	(570)	(17)%
Total Revenues	$11,840	$14,041	$(2,201)	(16)%
Proprietary software and term licenses — Proprietary software revenue recognized for the three and six months ended July 31, 2017 decreased by $948,000 and $851,000, respectively, over the prior comparable periods. These decreases are attributable to a larger perpetual license sale of our abstracting solution in the second quarter of fiscal 2016. The $58,000 decrease in term license revenue for the three months ended July 31, 2017 over the prior comparable period is due to the reduction of license fees on a Clinical Analytics contract. The $156,000 decrease in term license revenue for the six months ended July 31, 2017 over the prior comparable period is primarily due to the expiration of a Clinical Analytics contract.
Hardware and third-party software — Revenue from hardware and third-party software sales for the three and six months ended July 31, 2017 decreased by $31,000 and $161,000, respectively, over the prior comparable periods. Fluctuations from period to period are a function of client demand.
Professional services — For the six-month period ended July 31, 2017, revenues from professional services decreased $247,000 from the prior comparable period. This decrease resulted primarily from the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016, as well as cancellations by two customers of our Streamline Health® Financial Management™ solution.
Audit services — The Company began offering audit services in September 2016, following the acquisition of Opportune IT.
Maintenance and support — Revenue from maintenance and support for the three and six months ended July 31, 2017 decreased by $453,000 and $855,000, respectively, from the prior comparable periods. These decreases were primarily the result of the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016, as well as cancellations by two customers of our Streamline Health® Enterprise Content Management™ solution.

Software as a Service (SaaS) — Revenue from SaaS for the three and six months ended July 31, 2017 decreased by $286,000 and $570,000, respectively, from the prior comparable periods. This decrease resulted primarily from cancellations by a few customers of our Streamline Health® Financial Management™ and Streamline Health® Enterprise Content Management™ solutions, as well as the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016.

Cost of Sales

	Three Months Ended
(in thousands):	July 31, 2017	July 31, 2016	Change	% Change
Cost of systems sales	$597	$672	$(75)	(11)%
Cost of professional services	543	529	14	3%
Cost of audit services	391	—	391	100%
Cost of maintenance and support	768	835	(67)	(8)%
Cost of software as a service	286	455	(169)	(37)%
Total cost of sales	$2,585	$2,491	$94	4%

	Six Months Ended
(in thousands):	July 31, 2017	July 31, 2016	Change	% Change
Cost of systems sales	$1,163	$1,417	$(254)	(18)%
Cost of professional services	1,258	1,168	90	8%
Cost of audit services	832	—	832	100%
Cost of maintenance and support	1,575	1,693	(118)	(7)%
Cost of software as a service	625	940	(315)	(34)%
Total cost of sales	$5,453	$5,218	$235	5%
The increase in overall cost of sales for the three and six months ended July 31, 2017 from the comparable prior periods is primarily due to the offering of audit services since the acquisition of Opportune IT in the third quarter of fiscal 2016.
Cost of systems sales includes amortization and impairment of capitalized software expenditures, royalties, and the cost of third-party hardware and software. The decrease in expense for the three- and six-month periods ended July 31, 2017 was primarily due to the reduction in amortization of capitalized software costs as a result of the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016, as well as the reduction in sales of third-party hardware.
The cost of professional services includes compensation and benefits for personnel and related expenses. The increase in expense for the three- and six-month periods from the prior comparable periods is primarily due to the decrease in professional services related to SaaS and term licenses, for which costs are deferred and amortized ratably over the initial contract term.
The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. The Company began offering audit services in September 2016, following the acquisition of Opportune IT.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The decrease in expense for the three- and six-month periods was primarily due to a decrease in third-party maintenance contracts costs and personnel costs, and is in line with the decrease in the associated maintenance and support revenue.
The cost of SaaS solutions is relatively fixed, subject to inflation for the goods and services it requires. The decrease in the three- and six-month periods from the prior comparable periods was primarily related to a reduction in depreciation and amortization expense as several assets, including the internally-developed software acquired from the Company’s acquisition of substantially all the assets of Interpoint Partners, LLC in 2011, reached the end of their assigned economic lives.
Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	July 31, 2017	July 31, 2016	Change	% Change
General and administrative expenses	$1,761	$2,233	$(472)	(21)%
Sales and marketing expenses	1,025	1,109	(84)	(8)%
Total selling, general, and administrative expense	$2,786	$3,342	$(556)	(17)%

	Six Months Ended
(in thousands):	July 31, 2017	July 31, 2016	Change	% Change
General and administrative expenses	$3,993	$4,688	$(695)	(15)%
Sales and marketing expenses	2,171	2,253	(82)	(4)%
Total selling, general, and administrative expense	$6,164	$6,941	$(777)	(11)%
General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The decrease in general and administrative expenses for the three and six months ended July 31, 2017 from the comparable prior periods was primarily due to a reduction in personnel costs, stock compensation and severance expense, as well as a reduction in professional fees for accounting and legal services.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. The decrease in sales and marketing expense for the three and six months ended July 31, 2017 from the comparable prior periods was primarily due to a reduction in commissions and severance expense.
Product Research and Development

	Three Months Ended
(in thousands):	July 31, 2017	July 31, 2016	Change	% Change
Research and development expense	$1,496	$2,109	$(613)	(29)%
Plus: Capitalized research and development cost	458	439	19	4%
Total research and development cost	$1,954	$2,548	$(594)	(23)%

	Six Months Ended
(in thousands):	July 31, 2017	July 31, 2016	Change	% Change
Research and development expense	$3,053	$3,831	$(778)	(20)%
Plus: Capitalized research and development cost	844	937	(93)	(10)%
Total research and development cost	$3,897	$4,768	$(871)	(18)%
Product research and development cost consists primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and an allocated portion of general overhead costs, including occupancy. The decrease in total research and development cost for the three- and six-month periods ended July 31, 2017 from the prior comparable periods is primarily due to a reduction in development personnel headcount and consultant fees. Research and development expenses for the six months ended July 31, 2017 and 2016, as a percentage of revenues, were 26% and 27%, respectively.

Other Income (Expense)

	Three Months Ended
(in thousands):	July 31, 2017	July 31, 2016	Change	% Change
Interest expense	$(120)	$(120)	$—	—%
Miscellaneous (expense) income	(20)	(45)	25	(56)%
Total other (expense) income	$(140)	$(165)	$25	(15)%

	Six Months Ended
(in thousands):	July 31, 2017	July 31, 2016	Change	% Change
Interest expense	$(248)	$(282)	$34	(12)%
Miscellaneous (expense) income	(58)	21	(79)	(376)%
Total other (expense) income	$(306)	$(261)	$(45)	17%
Interest expense consists of interest and commitment fees on the line of credit, interest on the term loans, and is inclusive of deferred financing cost amortization expense. Interest expense decreased for the six months ended July 31, 2017 from the prior comparable period primarily due to the lower principal amounts outstanding on our term loan. Fluctuation in miscellaneous (expense) income for the three- and six-month periods ended July 31, 2017 from the prior comparable periods is primarily due to revaluation adjustments to accounts receivable issued in foreign currency.

Provision for Income Taxes
We recorded tax expense of $3,000 and $2,000, respectively, for the three months ended July 31, 2017 and 2016, and $5,000 and $3,000, respectively, for the six months ended July 31, 2017 and 2016, which is comprised of estimated federal, state and local tax provisions.
Backlog

	July 31, 2017	July 31, 2016
Company proprietary software	$11,458,000	$15,133,000
Third-party hardware and software	50,000	200,000
Professional services	3,517,000	5,563,000
Audit services	1,454,000	—
Maintenance and support	16,583,000	19,569,000
Software as a service	13,300,000	13,177,000
Total	$46,362,000	$53,642,000
At July 31, 2017, we had contracts and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed, which if fully performed, would generate future revenues of $46,362,000 compared with $53,642,000 at July 31, 2016.
The Company’s proprietary software backlog consists of signed agreements to purchase either perpetual software licenses or term licenses. Typically, perpetual licenses included in backlog are either not yet generally available or the software is generally available and the client has not taken possession of the software. Term licenses included in backlog consist of signed agreements where the client has already taken possession, but the payment for the software is bundled with maintenance and support fees over the life of the contract. The decrease in backlog is primarily due to the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016.
Third-party hardware and software backlog consists of signed agreements to purchase third-party hardware or third-party software licenses that have not been delivered to the client. These are products that we resell as components of the solution a client purchases and are expected to be delivered in the next twelve months as implementations commence.
Professional services backlog consists of signed contracts for services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The decrease in professional services backlog is a result of revenue recognition exceeding bookings. Professional services backlog was further reduced by the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016.
Audit services backlog consists of signed contracts for audit services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The Company began offering audit services in September 2016, following the acquisition of Opportune IT.
Maintenance and support backlog consists of maintenance agreements for perpetual licenses and/or third-party software or hardware, in each case consisting of signed agreements to purchase such services but that represent future performance for the contracted maintenance and support term. Clients typically prepay maintenance and support fees on an annual basis with some monthly pre-payment arrangements existing. Maintenance and support fees are generally billed 30-60 days prior to the beginning of the maintenance period. The Company does not expect any significant client attrition over the next 12 months outside of the ordinary course of business. Maintenance and support backlog at July 31, 2017 was $16,583,000 as compared to $19,569,000 at July 31, 2016. The decrease in maintenance and support backlog is a result of revenue recognition exceeding bookings. Maintenance and support backlog was further reduced by the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016.
Relating specifically to SaaS-model client agreements signed as of July 31, 2017, the Company expects to generate revenues of $13,300,000 from such SaaS agreements through their respective renewal dates in fiscal years 2017 through 2022. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client and ultimately the official go-live on the system. Therefore, it is difficult for the Company to accurately predict the revenue it expects to recognize in any particular period. The increase in SaaS backlog is primarily due to a sale of our Streamline Health® Clinical Documentation Integrity (CDI) solution in the fourth quarter of fiscal 2016. The increase in SaaS backlog resulting from this sale was partially offset by the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016.

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

	Three Months Ended		Six Months Ended
In thousands, except per share data	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016
Net loss	$(1,098)	$(734)	$(3,141)	$(2,212)
Interest expense	120	120	248	282
Income tax expense	3	2	5	3
Depreciation	200	310	403	631
Amortization of capitalized software development costs	572	710	1,144	1,426
Amortization of intangible assets	333	325	666	651
Amortization of other costs	43	36	126	80
EBITDA	173	769	(549)	861
Share-based compensation expense	288	432	555	909
(Gain) loss on disposal of fixed assets	—	—	(1)	1
Associate severances and other costs relating to transactions or corporate restructuring	—	110	—	110
Non-cash valuation adjustments to assets and liabilities	23	14	40	22
Transaction related professional fees, advisory fees, and other internal direct costs	—	236	—	255
Adjusted EBITDA	$484	$1,561	$45	$2,158
Adjusted EBITDA margin (1)	8%	21%	—%	15%

Loss per share — diluted	$(0.06)	$(0.06)	$(0.16)	$(0.16)
Adjusted EBITDA per adjusted diluted share (2)	$0.02	$0.07	$—	$0.10
Diluted weighted average shares	19,834,859	19,791,805	19,765,125	19,393,547
Includable incremental shares — adjusted EBITDA (3)	3,378,484	3,376,285	3,322,319	3,313,870
Adjusted diluted shares	23,213,343	23,168,090	23,087,444	22,707,417
_______________

(1)	Adjusted EBITDA as a percentage of GAAP net revenues.

(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

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

Liquidity and Capital Resources
Our liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. Our primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded with cash generated by operations and borrowings under credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash and cash equivalent balances at July 31, 2017 and January 31, 2017 were $2,916,000 and $5,654,000, respectively. The decrease in cash during the current fiscal period was primarily the result of significant payments made towards our debt and interest thereon, as well as payroll and accounts payable. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.
The Company has liquidity through the Credit Agreement described in more detail in Note 5 to our condensed consolidated financial statements included herein. The Company’s primary operating subsidiary has a $5,000,000 revolving line of credit that has not been drawn upon as of the date of this report. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary must comply with customary financial covenants, including the requirement that the Company maintain minimum liquidity of at least (i) $5,000,000 through January 31, 2018, (ii) $4,000,000 from February 1, 2018 through and including January 31, 2019, and (iii) $3,000,000 from February 1, 2019 through and including the maturity date of the credit facility. Pursuant to the Credit Agreement’s definition, the liquidity of the Company’s primary operating subsidiary as of July 31, 2017 was $7,916,000, which satisfies the minimum liquidity financial covenant in the Credit Agreement.
The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, calculated pursuant to the Credit Agreement and measured on a quarter-end basis, of at least the required amounts in the relevant table set forth in Note 5 to our condensed consolidated financial statements included in Part I, Item1 herein for the applicable period set forth therein. Our lender uses a measurement that is similar to Adjusted EBITDA, a non-GAAP financial measure described above. The required minimum EBITDA level for the four quarter period ended July 31, 2017 was $(1,250,000).
The Company was in compliance with the applicable loan covenants at July 31, 2017. Based upon the borrowing base formula set forth in the Credit Agreement, as of July 31, 2017, the Company had access to the full amount of the $5,000,000 revolving line of credit.
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
Significant cash obligations

(in thousands)	July 31, 2017	January 31, 2017
Term loans (1)	$4,761	$5,539
Capital leases (1)	23	91
Royalty liability (2)	2,424	2,351
_______________

(1)	See Note 5 to the condensed consolidated financial statements for additional information.

(2)	See Note 3 to the condensed consolidated financial statements for additional information.

Operating cash flow activities

(in thousands)	Six Months Ended
	July 31, 2017	July 31, 2016
Net loss	$(3,141)	$(2,212)
Non-cash adjustments to net loss	3,135	3,843
Cash impact of changes in assets and liabilities	(959)	(1,492)
Operating cash flow	$(965)	$139

The increase in net cash used by operating activities is due to a lower net loss in fiscal 2016, primarily attributable to a larger perpetual license sale of our abstracting solution in the second quarter of fiscal 2016, as well as to higher collections in fiscal 2016.
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
Investing cash flow activities

(in thousands)	Six Months Ended
	July 31, 2017	July 31, 2016
Purchases of property and equipment	$(10)	$(61)
Capitalized software development costs	(844)	(937)
Investing cash flow	$(854)	$(998)
The decrease in cash used for investing activities in the six months ended July 31, 2017 compared to the prior year period is primarily a result of reduced internal software development costs which were eligible for capitalization.
Financing cash flow activities

(in thousands)	Six Months Ended
	July 31, 2017	July 31, 2016
Principal repayments on term loan	$(813)	$(2,075)
Principal payments on capital lease obligations	(68)	(439)
Return of shares of common stock in connection with the vesting or exercise of equity incentive awards	(37)	(12)
Proceeds from the exercise of stock options and stock purchase plans	—	15
Financing cash flow	$(918)	$(2,511)
The decrease in cash used in financing activities in the six months ended July 31, 2017 over the prior year period was primarily the result of higher prepayments towards the term loan in fiscal 2016, as well as the termination of a capital lease during the third quarter of fiscal 2016.

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
In order to draw upon its revolving line of credit, pursuant to the terms of the third amendment to the Credit Agreement entered into as of June 19, 2017, the Company is required to maintain minimum liquidity of at least (i) $5,000,000 through January 31, 2018, (ii) $4,000,000 from February 1, 2018 through and including January 31, 2019, and (iii) $3,000,000 from February 1, 2019 through and including the maturity date of the credit facility. The Company was in compliance with the applicable loan covenants at July 31, 2017.
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
As of July 31, 2017, we had 2,949,995 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 14 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2017 and our other SEC filings.

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

Item 2.   ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information with respect to our repurchases of common stock during the three months ended July 31, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
May 1 - May 31	6,787	$1.19	—	—
June 1 - June 30	—	—	—	—
July 1 - July 31	—	—	—	—
Total	6,787	$1.19	—	—
 _______________
(1) Because the withholding of shares to pay taxes due upon vesting of restricted stock is permitted outside the scope of a board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 6,787 such shares returned to us during the three months ended July 31, 2017.

Item 6.   EXHIBITS
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: September 13, 2017	By:	/S/ David W. Sides
David W. Sides Chief Executive Officer
DATE: September 13, 2017	By:	/S/ Nicholas A. Meeks
Nicholas A. Meeks Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1*	Third Amendment to Credit Agreement dated as of June 19, 2017 by and among Wells Fargo Bank, N.A., the lenders party thereto, Streamline Health Solutions, Inc. and Streamline Health, Inc.
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10-Q for the three-month period ended July 31, 2017 filed with the SEC on September 13, 2017, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at July 31, 2017 and January 31, 2017, (ii) Condensed Consolidated Statements of Operations for three- and six-month periods ended July 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the six-month periods ended July 31, 2017 and 2016, and (iv) Notes to the Condensed Consolidated Financial Statements.

_______________

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.