Form 10-Q
period 2017-10-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2017-12-12
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of November 30, 2017: 19,984,743

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	October 31, 2017	January 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,892,182	$5,654,093
Accounts receivable, net of allowance for doubtful accounts of $301,773 and $198,449, respectively	2,532,941	4,489,789
Contract receivables	283,973	466,423
Prepaid hardware and third-party software for future delivery	5,858	5,858
Prepaid client maintenance contracts	587,960	595,633
Other prepaid assets	837,649	732,496
Other current assets	392,449	439
Total current assets	6,533,012	11,944,731
Non-current assets:
Property and equipment:
Computer equipment	2,971,361	3,110,274
Computer software	725,700	827,642
Office furniture, fixtures and equipment	683,443	683,443
Leasehold improvements	729,348	729,348
	5,109,852	5,350,707
Accumulated depreciation and amortization	(3,762,821)	(3,447,198)
Property and equipment, net	1,347,031	1,903,509
Capitalized software development costs, net of accumulated amortization of $18,119,290 and $16,544,797, respectively	4,346,694	4,584,245
Intangible assets, net of accumulated amortization of $6,729,799 and $5,807,338, respectively	6,074,137	6,996,599
Goodwill	15,537,281	15,537,281
Other	677,319	672,133
Total non-current assets	27,982,462	29,693,767
	$34,515,474	$41,638,498
See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
	October 31, 2017	January 31, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$807,778	$1,116,525
Accrued compensation	593,510	496,706
Accrued other expenses	587,209	484,391
Current portion of term loan	596,984	655,804
Deferred revenues	6,130,259	9,916,454
Current portion of capital lease obligations	—	91,337
Total current liabilities	8,715,740	12,761,217
Non-current liabilities:
Term loan, net of deferred financing cost of $146,009 and $199,211, respectively	4,032,865	4,883,286
Warrants liability	150,857	46,191
Royalty liability	2,456,233	2,350,754
Lease incentive liability	293,322	339,676
Deferred revenues, less current portion	487,832	568,515
Total non-current liabilities	7,421,109	8,188,422
Total liabilities	16,136,849	20,949,639
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,849,985 redemption value, 4,000,000 shares authorized, 2,949,995 shares issued and outstanding, net of unamortized preferred stock discount of $0	8,849,985	8,849,985
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 19,984,743 and 19,695,391 shares issued and outstanding, respectively	199,847	196,954
Additional paid in capital	81,491,728	80,667,771
Accumulated deficit	(72,162,935)	(69,025,851)
Total stockholders’ equity	9,528,640	11,838,874
	$34,515,474	$41,638,498

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31		Nine Months Ended October 31
	2017	2016	2017	2016
Revenues:
Systems sales	$348,526	$314,218	$1,055,941	$2,190,256
Professional services	801,771	630,961	1,793,618	1,869,656
Audit services	280,025	234,347	919,485	234,347
Maintenance and support	3,250,229	3,749,596	9,883,563	11,237,637
Software as a service	1,718,748	1,706,366	4,586,532	5,144,876
Total revenues	6,399,299	6,635,488	18,239,139	20,676,772
Operating expenses:
Cost of systems sales	434,138	663,148	1,596,988	2,080,263
Cost of professional services	555,815	723,358	1,814,236	1,891,146
Cost of audit services	404,280	595,575	1,236,358	595,575
Cost of maintenance and support	667,307	790,291	2,241,969	2,483,462
Cost of software as a service	289,503	450,695	914,711	1,390,308
Selling, general and administrative	2,819,549	3,212,350	8,983,248	10,153,140
Research and development	932,251	1,969,415	3,985,161	5,800,169
Total operating expenses	6,102,843	8,404,832	20,772,671	24,394,063
Operating income (loss)	296,456	(1,769,344)	(2,533,532)	(3,717,291)
Other expense:
Interest expense	(113,078)	(98,871)	(360,723)	(380,897)
Miscellaneous expense	(177,282)	(60,555)	(235,007)	(39,089)
Earnings (loss) before income taxes	6,096	(1,928,770)	(3,129,262)	(4,137,277)
Income tax expense	(2,607)	(1,702)	(7,822)	(5,104)
Net earnings (loss)	$3,489	$(1,930,472)	$(3,137,084)	$(4,142,381)
Less: deemed dividends on Series A Preferred Shares	—	(72,710)	—	(875,935)
Net earnings (loss) attributable to common stockholders	$3,489	$(2,003,182)	$(3,137,084)	$(5,018,316)
Basic net earnings (loss) per common share	$—	$(0.10)	$(0.16)	$(0.26)
Number of shares used in basic per common share computation	19,985,822	19,645,521	19,838,691	19,477,538
Diluted net earnings (loss) per common share	$—	$(0.10)	$(0.16)	$(0.26)
Number of shares used in diluted per common share computation	23,068,423	19,645,521	19,838,691	19,477,538

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended October 31
	2017	2016
Operating activities:
Net loss	$(3,137,084)	$(4,142,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	595,866	895,438
Amortization of capitalized software development costs	1,574,493	2,146,374
Amortization of intangible assets	922,462	976,338
Amortization of other deferred costs	229,780	192,947
Valuation adjustment for warrants liability	104,666	(36,875)
Share-based compensation expense	844,960	1,342,513
Other valuation adjustments	124,423	120,912
(Gain) loss on disposal of property and equipment	(14,871)	567
Provision for accounts receivable	181,859	136,693
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and contract receivables	1,957,439	1,679,810
Other assets	(671,254)	130,875
Accounts payable	(308,747)	(78,320)
Accrued expenses	134,324	(814,707)
Deferred revenues	(3,866,878)	(3,793,603)
Net cash used in operating activities	(1,328,562)	(1,243,419)
Investing activities:
Purchases of property and equipment	(24,517)	(501,148)
Capitalization of software development costs	(1,336,942)	(1,420,678)
Payment for acquisition, net of cash received	—	(1,400,000)
Net cash used in investing activities	(1,361,459)	(3,321,826)
Financing activities:
Principal repayments on term loan	(962,443)	(2,243,624)
Principal payments on capital lease obligation	(91,337)	(535,896)
Proceeds from exercise of stock options and stock purchase plan	23,703	14,793
Payments related to settlement of employee shared-based awards	(41,813)	(11,702)
Net cash used in financing activities	(1,071,890)	(2,776,429)
Net decrease in cash and cash equivalents	(3,761,911)	(7,341,674)
Cash and cash equivalents at beginning of period	5,654,093	9,882,136
Cash and cash equivalents at end of period	$1,892,182	$2,540,462

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 31, 2017

NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, “our”, “Streamline”, or the “Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the nine months ended October 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2018.

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
The table below provides information on our liabilities that are measured at fair value on a recurring basis:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At October 31, 2017
Warrants liability (1)	$151,000	$—	$—	$151,000
Royalty liability (2)	2,456,000	—	—	2,456,000

At January 31, 2017
Warrants liability (1)	$46,000	$—	$—	$46,000
Royalty liability (2)	2,351,000	—	—	2,351,000
 _______________

(1)
The initial fair value of warrants liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. Changes in fair value of the warrants are recognized within miscellaneous expense in the condensed consolidated statements of operations.

(2)
The initial fair value of royalty liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. The fair value of the royalty liability is determined based on the probability-weighted revenue scenarios for the Streamline Health® Clinical AnalyticsTM solution (“Clinical Analytics”) licensed from Montefiore Medical Center (discussed in Note 3 - Acquisitions and Divestitures). Fair value adjustments are included within miscellaneous expense in the condensed consolidated statements of operations.

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
Term Licenses
We cannot establish VSOE fair value of the undelivered element in term license arrangements. However, as the only undelivered element is post-contract customer support, the entire fee is recognized ratably over the contract term. Typically, revenue recognition commences once the client goes live on the system. Similar to proprietary license sales, pricing decisions rely on the relative size of the client purchasing the solution. The software portion of our Streamline Health® Coding & CDITM (“CDI”) products generally does not require material modification to achieve its contracted function.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Professional services components related to SaaS and term licenses that are essential to the functionality of the software and are not considered a separate unit of accounting are recognized in revenue ratably over the life of the client, which approximates the duration of the initial contract term. We defer the associated direct costs for salaries and benefits expense for professional services contracts. These deferred costs will be amortized over the identical term as the associated revenues. As of October 31, 2017 and January 31, 2017, we had deferred costs of $506,000 and $500,000, respectively, net of accumulated amortization of $283,000 and $370,000, respectively. Amortization expense of these costs was $51,000 and $36,000 for the three months ended October 31, 2017 and 2016, respectively, and $177,000 and $80,000 for the nine months ended October 31, 2017 and 2016, respectively.
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
Severance
From time to time, we enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. For the three months ended October 31, 2017 and 2016, we incurred zero and $110,000 in severance expenses, respectively, and $58,000 and $227,000 for the nine months ended October 31, 2017 and 2016, respectively. At October 31, 2017 and January 31, 2017, we had accrued severance expenses of zero and $9,000, respectively.
Equity Awards
We account for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. We incurred total compensation expense related to stock-based awards of $290,000 and $432,000 for the three months ended October 31, 2017 and 2016, respectively, and $845,000 and $1,343,000 for the nine months ended October 31, 2017 and 2016, respectively.
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
We issue restricted stock awards in the form of our common stock. The fair value of these awards is based on the market closing price per share on the date of grant. We expense the compensation cost of these awards as the restriction period lapses, which is typically a one-year service period to the Company. In the nine months ended October 31, 2017, 32,033 shares of common stock were surrendered to the Company to satisfy tax withholding obligations totaling $42,000 in connection with the vesting of restricted stock awards. Shares surrendered by the restricted stock award recipients in accordance with the applicable plan are deemed canceled, and therefore are not available to be reissued. In the nine months ended October 31, 2017, the Company awarded 220,337 shares of restricted stock to directors of the Company.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. We believe we have appropriately accounted for any uncertain tax positions. The Company has recorded $262,000 and $263,000 in reserves for uncertain tax positions and corresponding interest and penalties as of October 31, 2017 and January 31, 2017, respectively.
Net Earnings (Loss) Per Common Share
We present basic and diluted earnings per share (“EPS”) data for our common stock. Basic EPS is calculated by dividing the net earnings (loss) attributable to common stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated based on the profit or loss attributable to common stockholders and the weighted average number of shares of common stock outstanding, adjusted for the effects of all potential dilutive common stock issuances related to options, unvested restricted stock, warrants and convertible preferred stock. Potential common stock dilution related to outstanding stock options, unvested restricted stock and warrants is determined using the treasury stock method, while potential common stock dilution related to Series A Convertible Preferred Stock is determined using the “if converted” method.

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
In accordance with ASC 260, securities are deemed not to be participating in losses if there is no obligation to fund such losses. As of October 31, 2017, there were 2,949,995 shares of preferred stock outstanding, each of which is convertible into one share of our common stock. For the three and nine months ended October 31, 2017 and 2016, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in diluted EPS and therefore, was not included in the calculation. For the three months ended October 31, 2016 and the nine months ended October 31, 2017 and 2016, 821,587 and 828,225, respectively, unvested restricted shares of common stock were excluded from the diluted EPS calculation as their effect would have been anti-dilutive. For the three months ended October 31, 2017, the effect of unvested restricted stock awards and the Series A Convertible Preferred Stock to the earnings per share calculation was immaterial.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the calculation of the basic and diluted net earnings (loss) per share of common stock:

	Three Months Ended
	October 31, 2017	October 31, 2016
Net earnings (loss)	$3,489	$(1,930,472)
Less: deemed dividends on Series A Preferred Stock	—	(72,710)
Net earnings (loss) attributable to common stockholders	$3,489	$(2,003,182)
Weighted average shares outstanding used in basic per common share computations	19,985,822	19,645,521
Restricted stock and Series A Convertible Preferred Stock	3,082,601	—
Number of shares used in diluted per common share computation	23,068,423	19,645,521
Basic net earnings (loss) per share of common stock	$0.00	$(0.10)
Diluted net earnings (loss) per share of common stock	$0.00	$(0.10)

	Nine Months Ended
	October 31, 2017	October 31, 2016
Net loss	$(3,137,084)	$(4,142,381)
Less: deemed dividends on Series A Preferred Stock	—	(875,935)
Net loss attributable to common stockholders	$(3,137,084)	$(5,018,316)
Weighted average shares outstanding used in basic per common share computations	19,838,691	19,477,538
Restricted stock and Series A Convertible Preferred Stock	—	—
Number of shares used in diluted per common share computation	19,838,691	19,477,538
Basic net loss per share of common stock	$(0.16)	$(0.26)
Diluted net loss per share of common stock	$(0.16)	$(0.26)
Diluted net earnings (loss) per share excludes the effect of outstanding stock options that relate to 2,203,156 and 2,172,480 shares of common stock for the three and nine months ended October 31, 2017 and 2016, respectively. The inclusion of these stock options would have been anti-dilutive. For the three and nine months ended October 31, 2017 and 2016, the warrants to purchase 1,400,000 shares of common stock would have an anti-dilutive effect if included in diluted net earnings (loss) per share, and therefore were not included in the calculation.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2016, the FASB delayed the effective date by one year and the guidance will now be effective for us on February 1, 2018. Early adoption of the update is permitted. The guidance is to be applied using one of two retrospective application methods. We are in the process of applying the five-step model of the new standard to customer contracts and will compare the results to our current accounting practices. We plan to adopt ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on February 1, 2018. We elected the modified retrospective transition method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts in process as of the adoption date. Under this method, we would not restate the prior financial statements presented. Therefore, the new standard requires additional disclosures of the amount by which each financial statement line item is affected in the fiscal year 2018 reporting period. We are currently in the process of assessing the impact of the new standard and have not yet determined the effect of the standard on our consolidated financial statements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 3 — ACQUISITIONS AND DIVESTITURES
Acquisition of a Montefiore Medical Center Solution
On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, we paid Montefiore a one-time initial base royalty fee of $3,000,000, and we are obligated to pay on-going quarterly royalty amounts related to future sublicensing of CLG by us. Additionally, we have committed that Montefiore will receive at least an additional $3,000,000 of on-going royalty payments within the first six and one-half years of the license term. As of October 31, 2017 and January 31, 2017, the present value of this royalty liability was $2,456,000 and $2,351,000, respectively.
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
On December 1, 2016, we received a cash payment of $2,000,000 for the sale of our Patient Engagement suite of solutions (“Patient Engagement”), which is based upon the legacy ForSite2020 solution acquired from Unibased in February 2014. As a result, we recognized a gain on sale of business of $238,000 in the fourth quarter of fiscal 2016, which represents the amount by which the sale proceeds exceeded net assets associated with Patient Engagement operations, including accounts receivable, intangible assets and deferred revenue. We used the proceeds to make two prepayments of $500,000 on our term loan with Wells Fargo, one in the fourth quarter of fiscal 2016 and another in the second quarter of fiscal 2017.
Acquisition of Opportune IT Healthcare Solutions, Inc.
On September 8, 2016, we completed the acquisition of substantially all of the assets of Opportune IT Healthcare Solutions, Inc. (“Opportune IT”), a provider of coding compliance, recovery audit contractor consulting, and ICD-10 readiness and training to hospitals, physicians and medical groups. As consideration under the asset purchase agreement, we made a cash

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment for the total purchase price of $1,400,000. The Company also assumed certain current operating liabilities of Opportune IT. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows, pending final valuation of internally-developed software and intangible assets:

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

NOTE 4 — LEASES
We rent office space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2022. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows:

	Facilities	Equipment	Fiscal Year Totals
2017 (three months remaining)	$256,000	$3,000	$259,000
2018	1,039,000	11,000	1,050,000
2019	967,000	11,000	978,000
2020	504,000	11,000	515,000
2021	519,000	2,000	521,000
Thereafter	445,000	—	445,000
Total	$3,730,000	$38,000	$3,768,000

Rent and leasing expense for facilities and equipment was $295,000 and $309,000 for the three months ended October 31, 2017 and 2016, respectively, and $920,000 and $955,000 for the nine months ended October 31, 2017 and 2016, respectively.

The Company had capital leases to finance office equipment purchases that continued into the third quarter of fiscal 2017. The amortization expense of the leased equipment was included in depreciation expense. As of October 31, 2017, the Company had no capital lease obligations outstanding.

NOTE 5 — DEBT
Term Loan and Line of Credit
On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto. Pursuant to the Credit Agreement, the lenders agreed to provide a $10,000,000 senior term loan and a $5,000,000 revolving line of credit to our primary operating subsidiary. Amounts outstanding under the Credit Agreement bear interest at either LIBOR or the base rate, as elected by the Company, plus an applicable margin. Subject to the Company’s leverage ratio, under the terms of the original Credit Agreement, the applicable LIBOR rate margin varied from 4.25% to 5.25%, and the applicable base rate margin varied from 3.25% to 4.25%. Pursuant to the terms of the amendment to the Credit Agreement entered into as of April 15, 2015, the applicable LIBOR rate margin was amended to vary from 4.25% to 6.25%, and the applicable base rate margin was amended to vary from 3.25% to 5.25%. The term loan and line of credit mature on November 21, 2019 and provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. The outstanding senior term loan is secured by substantially all of our assets. The senior term loan principal balance is payable in quarterly installments, which started in March 2015 and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will continue through the maturity date, with the full remaining unpaid principal balance due at maturity. In November 2014, the Company repaid indebtedness under its prior credit facility using approximately $7,400,000 of the proceeds provided by the term loan. The prior credit facility with Fifth Third Bank was terminated concurrent with the entry into the Credit Agreement. Financing costs of $355,000 associated with the new credit facility are being amortized over its term on a straight-line basis, which is not materially different from the effective interest method.
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

The Company was in compliance with the applicable loan covenants at October 31, 2017.
As of October 31, 2017, the Company had no outstanding borrowings under the revolving line of credit, and had accrued $12,000 in unused line fees. Based upon the borrowing base formula set forth in the Credit Agreement, as of October 31, 2017, the Company had access to the full amount of the $5,000,000 revolving line of credit.
Outstanding principal balances on debt consisted of the following at:

	October 31, 2017	January 31, 2017
Senior term loan	$4,630,000	$5,539,000
Capital lease	—	91,000
Total	4,630,000	5,630,000
Less: Current portion	(597,000)	(747,000)
Non-current portion of debt	$4,033,000	$4,883,000

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

Future principal repayments of debt consisted of the following at October 31, 2017:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Term Loan (1)
2017	$149,000
2018	597,000
2019	4,030,000
Total repayments	$4,776,000
 _______________

(1)	Term loan balance on the condensed consolidated balance sheet is reported net of deferred financing costs of $146,000.

NOTE 6 — CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock
At October 31, 2017, we had 2,949,995 shares of Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) outstanding. Each share of the Preferred Stock is convertible into one share of the Company's common stock. The Preferred Stock does not pay a dividend; however, the holders are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the 10 day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the 60 day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.
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

NOTE 7 — INCOME TAXES
Income tax expense consists of federal, state and local tax provisions. For the nine months ended October 31, 2017 and 2016, we recorded federal tax expense of zero. For the nine months ended October 31, 2017 and 2016, we recorded state and local tax expense of $8,000 and $5,000, respectively.

NOTE 8 — SUBSEQUENT EVENTS
We have evaluated subsequent events occurring after October 31, 2017, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements.

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

Results of Operations
Revenues

	Three Months Ended
(in thousands):	October 31, 2017	October 31, 2016	Change	% Change
Systems Sales:
Proprietary software - perpetual license	$79	$20	$59	295%
Term license	257	269	(12)	(4)%
Hardware and third-party software	13	25	(12)	(48)%
Professional services	802	631	171	27%
Audit Services	280	234	46	20%
Maintenance and support	3,250	3,750	(500)	(13)%
Software as a service	1,718	1,706	12	1%
Total Revenues	$6,399	$6,635	$(236)	(4)%

	Nine Months Ended
(in thousands):	October 31, 2017	October 31, 2016	Change	% Change
System Sales:
Proprietary software - perpetual license	$249	$1,040	$(791)	(76)%
Term license	736	905	(169)	(19)%
Hardware and third-party software	71	245	(174)	(71)%
Professional services	1,794	1,870	(76)	(4)%
Audit Services	919	234	685	293%
Maintenance and support	9,884	11,238	(1,354)	(12)%
Software as a service	4,586	5,145	(559)	(11)%
Total Revenues	$18,239	$20,677	$(2,438)	(12)%
Proprietary software and term licenses — Proprietary software revenue recognized for the three months ended October 31, 2017 increased by $59,000 over the prior comparable period due to improved sales of our CDI solution in the third quarter of fiscal 2017. Proprietary software revenue recognized for the nine months ended October 31, 2017 decreased by $791,000 over the prior comparable period. This decrease is attributable to a larger perpetual license sale of our Streamline Health® Abstracting™ solution in the second quarter of fiscal 2016. The $169,000 decrease in term license revenue for the nine months ended October 31, 2017 over the prior comparable period is primarily due to the expiration of one Clinical Analytics contract and the reduction of license fees on a separate Clinical Analytics contract.
Hardware and third-party software — Revenue from hardware and third-party software sales for the three and nine months ended October 31, 2017 decreased by $12,000 and $174,000, respectively, over the prior comparable periods. Fluctuations from period to period are a function of client demand.
Professional services — For the three-month period ended October 31, 2017, revenues from professional services increased by $171,000 from the prior comparable period. This increase is primarily due to a software version upgrade by a customer of our Streamline Health® Enterprise Content Management™ (“ECM”) solution and partially offsets the decrease in revenues for the nine-month period ended October 31, 2017, which resulted primarily from the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016, as well as cancellations by two customers of our Streamline Health® Financial Management™ solution (“Financial Management”).
Audit services — Audit services revenue recognized for the three and nine months ended October 31, 2017 increased by $46,000 and $685,000, respectively, over the prior comparable periods. The Company began offering audit services in September 2016, following the acquisition of Opportune IT.
Maintenance and support — Revenue from maintenance and support for the three and nine months ended October 31, 2017 decreased by $500,000 and $1,354,000, respectively, from the prior comparable periods. These decreases were primarily the result of the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016, as well as cancellations by two customers of our ECM solution.
Software as a Service (SaaS) — Revenue from SaaS for the nine months ended October 31, 2017 decreased by $559,000 from the prior comparable period. This decrease resulted primarily from cancellations by a few customers of our Financial Management and ECM solutions, as well as the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016.

Cost of Sales

	Three Months Ended
(in thousands):	October 31, 2017	October 31, 2016	Change	% Change
Cost of systems sales	$434	$663	$(229)	(35)%
Cost of professional services	556	723	(167)	(23)%
Cost of audit services	404	596	(192)	(32)%
Cost of maintenance and support	667	790	(123)	(16)%
Cost of software as a service	290	451	(161)	(36)%
Total cost of sales	$2,351	$3,223	$(872)	(27)%

	Nine Months Ended
(in thousands):	October 31, 2017	October 31, 2016	Change	% Change
Cost of systems sales	$1,597	$2,080	$(483)	(23)%
Cost of professional services	1,814	1,891	(77)	(4)%
Cost of audit services	1,236	596	640	107%
Cost of maintenance and support	2,242	2,483	(241)	(10)%
Cost of software as a service	915	1,390	(475)	(34)%
Total cost of sales	$7,804	$8,440	$(636)	(8)%
The decrease in overall cost of sales for the three and nine months ended October 31, 2017 from the comparable prior periods is primarily due to the reduction in amortization of capitalized software costs as a result of a few assets becoming fully amortized, as well as the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016. In addition, the decrease in overall cost of sales for the three months ended October 31, 2017 from the comparable prior period is further attributed to the reduction in audit services personnel costs following the acquisition of Opportune IT in September 2016.
Cost of systems sales includes amortization and impairment of capitalized software expenditures, royalties, and the cost of third-party hardware and software. The decrease in expense for the three- and nine-month periods ended October 31, 2017 was primarily due to the reduction in amortization of capitalized software costs as a result of the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016, as well as the internally-developed software acquired from Meta Health Technology, Inc. in 2012 reaching the end of its assigned economic life in the third quarter of fiscal 2017.
The cost of professional services includes compensation and benefits for personnel and related expenses. The decrease in expense for the three- and nine-month periods from the prior comparable periods is primarily due to the increase in professional services related to SaaS and term licenses, for which costs are deferred and amortized ratably over the initial contract term, as well as the decrease in personnel costs.
The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. The increase in expense for the nine-month period ended October 31, 2017 is due to the Company beginning to offer audit services in September 2016, following the acquisition of Opportune IT. The decrease in expense for the three-month period ended October 31, 2017 is attributed to the reduction in associate and contractor costs from synergies resulting from the full integration of the acquired business.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The decrease in expense for the three- and nine-month periods was primarily due to a decrease in third-party maintenance contracts costs and personnel costs, and is in line with the decrease in the associated maintenance and support revenue.
The cost of SaaS solutions is relatively fixed, subject to inflation for the goods and services it requires. The decrease in the three- and nine-month periods from the prior comparable periods was primarily related to a reduction in personnel costs, as well as in depreciation and amortization expense as several assets, including the internally-developed software acquired from Interpoint Partners, LLC in 2011, reached the end of their assigned economic lives.
Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	October 31, 2017	October 31, 2016	Change	% Change
General and administrative expenses	$1,681	$1,980	$(299)	(15)%
Sales and marketing expenses	1,139	1,232	(93)	(8)%
Total selling, general, and administrative expense	$2,820	$3,212	$(392)	(12)%

	Nine Months Ended
(in thousands):	October 31, 2017	October 31, 2016	Change	% Change
General and administrative expenses	$5,673	$6,668	$(995)	(15)%
Sales and marketing expenses	3,310	3,485	(175)	(5)%
Total selling, general, and administrative expense	$8,983	$10,153	$(1,170)	(12)%
General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The decrease in general and administrative expenses for the three and nine months ended October 31, 2017 from the comparable prior periods was primarily due to a reduction in personnel costs, stock compensation and severance expense, as well as a reduction in professional fees for accounting and legal services.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. The decrease in sales and marketing expense for the three and nine months ended October 31, 2017 from the comparable prior periods was primarily due to a reduction in stock compensation and severance expense.
Product Research and Development

	Three Months Ended
(in thousands):	October 31, 2017	October 31, 2016	Change	% Change
Research and development expense	$932	$1,969	$(1,037)	(53)%
Plus: Capitalized research and development cost	493	484	9	2%
Total research and development cost	$1,425	$2,453	$(1,028)	(42)%

	Nine Months Ended
(in thousands):	October 31, 2017	October 31, 2016	Change	% Change
Research and development expense	$3,985	$5,800	$(1,815)	(31)%
Plus: Capitalized research and development cost	1,337	1,421	(84)	(6)%
Total research and development cost	$5,322	$7,221	$(1,899)	(26)%
Product research and development cost consists primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and an allocated portion of general overhead costs, including occupancy. The decrease in total research and development cost for the three- and nine-month periods ended October 31, 2017 from the prior comparable periods is primarily due to a reduction in development personnel headcount and consultant fees and $366,000 in research and development tax credits awarded by the State of Georgia in fiscal 2017. Research and development expenses for the nine months ended October 31, 2017 and 2016, as a percentage of revenues, were 22% and 28%, respectively.

Other Income (Expense)

	Three Months Ended
(in thousands):	October 31, 2017	October 31, 2016	Change	% Change
Interest expense	$(113)	$(99)	$(14)	14%
Miscellaneous expense	(177)	(61)	(116)	190%
Total other expense	$(290)	$(160)	$(130)	81%

	Nine Months Ended
(in thousands):	October 31, 2017	October 31, 2016	Change	% Change
Interest expense	$(361)	$(381)	$20	(5)%
Miscellaneous expense	(235)	(39)	(196)	503%
Total other expense	$(596)	$(420)	$(176)	42%
Interest expense consists of interest and commitment fees on the line of credit, interest on the term loans, and is inclusive of deferred financing cost amortization expense. Interest expense decreased for the nine months ended October 31, 2017 from the prior comparable period primarily due to the expiration of two capital lease arrangements. The increase in interest expense for the three months ended October 31, 2017 from the prior comparable period is attributed to an increase in interest rate on our term loan. Fluctuation in miscellaneous expense for the three- and nine-month periods ended October 31, 2017 from the prior comparable periods is primarily due to revaluation adjustments to our warrant liability, which were driven by the fluctuations in the Company’s stock price.
Provision for Income Taxes
We recorded tax expense of $3,000 and $2,000, respectively, for the three months ended October 31, 2017 and 2016, and $8,000 and $5,000, respectively, for the nine months ended October 31, 2017 and 2016, which is comprised of estimated federal, state and local tax provisions.
Backlog

	October 31, 2017	October 31, 2016
Company proprietary software	$10,892,000	$15,551,000
Third-party hardware and software	—	200,000
Professional services	2,824,000	4,973,000
Audit services	1,454,000	1,849,000
Maintenance and support	18,256,000	19,413,000
Software as a service	14,242,000	12,929,000
Total	$47,668,000	$54,915,000
At October 31, 2017, we had contracts and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed, which if fully performed, would generate future revenues of $47,668,000 compared with $54,915,000 at October 31, 2016.
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
Professional services backlog consists of signed contracts for services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The decrease in professional services backlog is a result of several large projects nearing their completion. Professional services backlog was further reduced by the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016. Our new eValuator solution requires less in terms of professional services efforts, and thusly the SaaS backlog increase does not result in a corresponding effect in our professional services backlog.
Audit services backlog consists of signed contracts for audit services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The Company began offering audit services in September 2016, following the acquisition of Opportune IT. As we became more familiar with the changing nature of some audit services engagements, we adjusted the backlog calculation to only include agreements that have clearly definable service periods. The decrease in audit services backlog is primarily due this adjustment.

Maintenance and support backlog consists of maintenance agreements for perpetual licenses and/or third-party software or hardware, in each case consisting of signed agreements to purchase such services but that represent future performance for the contracted maintenance and support term. Clients typically prepay maintenance and support fees on an annual basis with some monthly pre-payment arrangements existing. Maintenance and support fees are generally billed 30-60 days prior to the beginning of the maintenance period. The Company does not expect any significant client attrition over the next 12 months outside of the ordinary course of business. Maintenance and support backlog at October 31, 2017 was $18,256,000 as compared to $19,413,000 at October 31, 2016. The decrease in maintenance and support backlog is primarily a result of the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016.
Relating specifically to SaaS-model client agreements signed as of October 31, 2017, the Company expects to generate revenues of $14,242,000 from such SaaS agreements through their respective renewal dates in fiscal years 2017 through 2022. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client and ultimately the official go-live on the system. Therefore, it is difficult for the Company to accurately predict the revenue it expects to recognize in any particular period. The increase in SaaS backlog is primarily due to a sale of our CDI solution in the fourth quarter of fiscal 2016 and sale of multiple Streamline Health® eValuator™ software contracts in the third quarter of fiscal 2017. The increase in SaaS backlog resulting from these sales was partially offset by the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016.
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

	Three Months Ended		Nine Months Ended
In thousands, except per share data	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Net earnings (loss)	$3	$(1,930)	$(3,137)	$(4,142)
Interest expense	113	99	361	381
Income tax expense	3	2	8	5
Depreciation	193	265	596	895
Amortization of capitalized software development costs	431	720	1,574	2,146
Amortization of intangible assets	256	325	922	976
Amortization of other costs	51	60	177	140
EBITDA	1,050	(459)	501	401
Share-based compensation expense	290	433	845	1,343
(Gain) loss on disposal of fixed assets	(14)	—	(15)	1
Associate severance and other costs relating to transactions or corporate restructuring	—	89	—	199
Non-cash valuation adjustments to assets and liabilities	188	62	229	84
Transaction related professional fees, advisory fees, and other internal direct costs	—	103	—	358
Adjusted EBITDA	$1,514	$228	$1,560	$2,386
Adjusted EBITDA margin (1)	24%	3%	9%	12%

Earnings (loss) per share — diluted	$—	$(0.10)	$(0.16)	$(0.26)
Adjusted EBITDA per adjusted diluted share (2)	$0.07	$0.01	$0.07	$0.10
Diluted weighted average shares	23,068,423	19,645,521	19,838,691	19,477,538
Includable incremental shares — adjusted EBITDA (3)	—	3,340,390	3,242,413	3,322,710
Adjusted diluted shares	23,068,423	22,985,911	23,081,104	22,800,248
_______________

(1)	Adjusted EBITDA as a percentage of GAAP net revenues.

(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

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

Liquidity and Capital Resources
Our liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. Our primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded with cash generated by operations and borrowings under credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash and cash equivalent balances at October 31, 2017 and January 31, 2017 were $1,892,000 and $5,654,000, respectively. The decrease in cash during the current fiscal period was primarily the result of significant payments made towards our debt and interest thereon, as well as payroll and accounts payable. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.
The Company has liquidity through the Credit Agreement described in more detail in Note 5 to our condensed consolidated financial statements included herein. The Company’s primary operating subsidiary has a $5,000,000 revolving line of credit that has not been drawn upon as of the date of this report. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary must comply with customary financial covenants, including the requirement that the Company maintain minimum liquidity of at least (i) $5,000,000 through January 31, 2018, (ii) $4,000,000 from February 1, 2018 through and including January 31, 2019, and (iii) $3,000,000 from February 1, 2019 through and including the maturity date of the credit facility. Pursuant to the Credit Agreement’s definition, the liquidity of the Company’s primary operating subsidiary as of October 31, 2017 was $6,892,000, which satisfies the minimum liquidity financial covenant in the Credit Agreement.
The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, calculated pursuant to the Credit Agreement and measured on a quarter-end basis, of at least the required amounts in the relevant table set forth in Note 5 to our condensed consolidated financial statements included in Part I, Item1 herein for the applicable period set forth therein. Our lender uses a measurement that is similar to Adjusted EBITDA, a non-GAAP financial measure described above. The required minimum EBITDA level for the four-quarter period ended October 31, 2017 was $(1,000,000).
The Company was in compliance with the applicable loan covenants at October 31, 2017. Based upon the borrowing base formula set forth in the Credit Agreement, as of October 31, 2017, the Company had access to the full amount of the $5,000,000 revolving line of credit.
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
Significant cash obligations

(in thousands)	October 31, 2017	January 31, 2017
Term loans (1)	$4,630	$5,539
Capital leases (1)	—	91
Royalty liability (2)	2,456	2,351
_______________

(1)	See Note 5 to the condensed consolidated financial statements for additional information.

(2)	See Note 3 to the condensed consolidated financial statements for additional information.

Operating cash flow activities

(in thousands)	Nine Months Ended
	October 31, 2017	October 31, 2016
Net loss	$(3,137)	$(4,142)
Non-cash adjustments to net loss	4,564	5,775
Cash impact of changes in assets and liabilities	(2,755)	(2,876)
Operating cash flow	$(1,328)	$(1,243)

The increase in net cash used by operating activities is due to lower collections in the nine-month period ended October 31, 2017 over the prior comparable period, primarily attributable to a larger perpetual license sale of our abstracting solution in the second quarter of fiscal 2016.
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
Investing cash flow activities

(in thousands)	Nine Months Ended
	October 31, 2017	October 31, 2016
Purchases of property and equipment	$(25)	$(501)
Capitalized software development costs	(1,337)	(1,421)
Payments for acquisitions	—	(1,400)
Investing cash flow	$(1,362)	$(3,322)
Cash used for investing activities was higher in the nine months ended October 31, 2016 compared to the current year period, primarily as result of the acquisition of Opportune IT in September 2016.
Financing cash flow activities

(in thousands)	Nine Months Ended
	October 31, 2017	October 31, 2016
Principal repayments on term loan	$(962)	$(2,244)
Principal payments on capital lease obligations	(91)	(536)
Return of shares of common stock in connection with the vesting or exercise of equity incentive awards	(42)	(12)
Proceeds from the exercise of stock options and stock purchase plans	24	15
Financing cash flow	$(1,071)	$(2,777)
The decrease in cash used in financing activities in the nine months ended October 31, 2017 over the prior year period was primarily the result of higher prepayments towards our term loan in fiscal 2016, as well as the termination of two capital leases, one during the third quarter of fiscal 2016 and another in the third quarter of fiscal 2017.

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
In order to draw upon its revolving line of credit, pursuant to the terms of the third amendment to the Credit Agreement entered into as of June 19, 2017, the Company is required to maintain minimum liquidity of at least (i) $5,000,000 through January 31, 2018, (ii) $4,000,000 from February 1, 2018 through and including January 31, 2019, and (iii) $3,000,000 from February 1, 2019 through and including the maturity date of the credit facility. The Company was in compliance with the applicable loan covenants at October 31, 2017.
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
As of October 31, 2017, we had 2,949,995 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 14 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2017 and our other SEC filings.

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

Item 2.   ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information with respect to our repurchases of common stock during the three months ended October 31, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
August 1 - August 31	3,977	$1.20	—	—
September 1 - September 30	—	—	—	—
October 1 - October 31	—	—	—	—
Total	3,977	$1.20	—	—
 _______________
(1) Because the withholding of shares to pay taxes due upon vesting of restricted stock is permitted outside the scope of a board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 3,977 such shares returned to us during the three months ended October 31, 2017.

Item 6.   EXHIBITS
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: December 12, 2017	By:	/S/ David W. Sides
David W. Sides Chief Executive Officer
DATE: December 12, 2017	By:	/S/ Nicholas A. Meeks
Nicholas A. Meeks Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10-Q for the three-month period ended October 31, 2017 filed with the SEC on December 12, 2017, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at October 31, 2017 and January 31, 2017, (ii) Condensed Consolidated Statements of Operations for three- and nine-month periods ended October 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended October 31, 2017 and 2016, and (iv) Notes to the Condensed Consolidated Financial Statements.

_______________

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.