Form 10-K
period 2018-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2018-04-25
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2018
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
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing price as reported by The NASDAQ Stock Market, Inc. for the Registrant’s Common Stock on July 31, 2017, was $18,743,172.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of March 23, 2018: 19,984,703.

Documents incorporated by reference:
Information required by Part III is incorporated by reference from Streamline’s Proxy Statement for its 2018 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended January 31, 2018.

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
Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part I, Item 1A, and the other cautionary statements in other documents we file with the SEC, including the following:

•	competitive products and pricing;

•	product demand and market acceptance;

•	entry into new markets;

•	new product and services development and commercialization;

•	key strategic alliances with vendors and channel partners that resell our products;

•	uncertainty in continued relationships with clients due to termination rights;

•	our ability to control costs;

•	availability, quality and security of products produced and services provided by third-party vendors;

•	the healthcare regulatory environment;

•	potential changes in legislation, regulation and government funding affecting the healthcare industry;

•	healthcare information systems budgets;

•	availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems;

•	the success of our relationships with channel partners;

•	fluctuations in operating results;

•	critical accounting policies and judgments;

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other standard-setting organizations;

•	changes in economic, business and market conditions impacting the healthcare industry and the markets in which we operate; and

•	our ability to maintain compliance with the terms of our credit facilities.
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

PART I

ITEM 1.    Business

Company Overview
Incorporated in 1989, the Company is a provider of transformational data-driven solutions for healthcare, improving healthcare providers’ financial performance by moving later revenue cycle interventions earlier in the process via optimizing coding accuracy for every patient encounter prior to bill submission. By improving coding accuracy before billing, providers can reduce revenue leakage, mitigate the risk of overbilling, and reduce denials and days in accounts receivable. This enables providers to turn previously unpredictable revenue cycles into more predictable revenue streams.
The Company provides computer software-based solutions and auditing services, which capture, aggregate and translate structured and unstructured data to deliver intelligently organized, easily accessible predictive insights to its clients. Hospitals and physician groups use the knowledge generated by Streamline Health® to help them improve their financial performance.
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
Solutions
The Company offers solutions and services to assist its clients in revenue cycle management including Health Information Management (HIM), Coding and Clinical Documentation Improvement (CDI) and Financial Management. The Company’s solutions are designed to improve the flow of critical patient information throughout the enterprise. The solutions and services help to transform and structure information between disparate information technology systems into actionable data, giving the end user comprehensive access to clinical and business intelligence to enable better decision-making. Solutions can be delivered either by a perpetual license installed locally, or by a fixed-term license installed locally or accessed securely through SaaS.
HIM, Coding & CDI Solutions - These solutions provide an integrated cloud-based software suite that enhances the productivity of CDI and Coding staff and enables the seamless sharing of patient data. This suite of solutions includes individual workflows such as content management (ECM), release of information, computer-assisted coding (eCAC), CDI, abstracting and physician query. The eCAC solution includes patented Natural Language Processing (NLP) that streamlines concurrent chart review and coding workflows.
eValuatorTM Coding Analysis Platform - This new technology is a cloud-based SaaS analytics solution that delivers the capability of a fully automated analysis on 100% of billing codes entered by a healthcare provider’s coding team. This is done on a pre-bill basis, enabling providers to identify and address their highest-impact cases prior to bill drop. Rule sets are enabled for inpatient, outpatient and pro-fee cases. With eValuator, providers can add an audit and review function on a pre-bill basis to all cases, allowing the provider to better optimize reimbursements and mitigate risk on its billing practices.
Financial Management Solutions - These solutions enable financial staff across the healthcare enterprise to drill down quickly and deeply into actionable and real-time financial data and key performance indicators to improve revenue realization and staff efficiency. This suite of solutions includes individual workflows such as accounts receivable management, denials management, claims processing, spend management and audit management. These solutions provide dashboards, data mining tools and prescriptive reporting, which help to simplify, facilitate and optimize overall revenue cycle performance of the healthcare enterprise. These solutions are also used to increase the completion and accuracy of patient charts and related coding, improve accounts receivable collections, reduce and manage denials, and improve audit outcomes.
Patient Care Solution - The Company’s Clinical Analytics solution enables healthcare providers to improve their patient care via cohort building and data visualization, fostering an open, continuous learning culture inside a healthcare organization, empowering it with real-time, on-demand predicative insight for improved patient outcomes.
Services

Audit Services — The Company provides technology-enabled coding audit services to help clients review and optimize their internal clinical documentation and coding functions across the applicable segment of the client’s enterprise. The Company provides these services using experienced auditors and proprietary software solutions, as well as third-party solutions that assist the audit team in performing its role and interacting with clients. The audit services are provided for inpatient DRG coding auditing, outpatient APC auditing, HCC auditing and Physician/Pro-Fee services coding auditing.

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
Clients and Strategic Partners
The Company continues to provide transformational data-driven solutions to some of the finest, most well-respected healthcare enterprises in the United States and Canada. Clients are geographically dispersed throughout North America, with the heaviest concentration currently in the New York metropolitan area. The Company provides these solutions through a combination of direct sales and relationships with strategic channel partners. Additional information on certain key channel partner relationships the Company established this year can be found in our press releases for fiscal 2017.
During fiscal year 2017, no individual client accounted for 10% or more of our total revenues. Two clients represented 12% and 11%, respectively, of total accounts receivable as of January 31, 2018.
During fiscal year 2016, one individual client accounted for 10% or more of our total revenues. Three clients each represented 11% of total accounts receivable as of January 31, 2017.
For more information regarding our major clients, please see “Risks Relating to Our Business - Our sales have been concentrated in a small number of clients” in Part 1, Item 1A, “Risk Factors”.
Acquisitions and Divestitures
The Company regularly evaluates opportunities for acquisitions and divestitures for portions of the Company that may not align with current growth strategies. The Company acquired substantially all of the assets of Opportune IT Healthcare Solutions, Inc. (“Opportune IT”), a provider of coding compliance, recovery audit contractor consulting, and ICD-10 readiness and training to hospitals, physicians and medical groups, on September 8, 2016. The Company also divested the Streamline Health® Patient Engagement suite of solutions on December 1, 2016. Additional details regarding these acquisitions and divestitures as well as other key historic acquisitions and divestitures occurring prior to fiscal 2016 are further discussed in Note 3 - Acquisitions and Divestitures to our consolidated financial statements included in Part II, Item 8 herein.
Business Segments
We manage our business as one single business segment. For our total assets at January 31, 2018 and 2017 and total revenue and net loss for the fiscal years ended January 31, 2018 and 2017, see our consolidated financial statements included in Part II, Item 8 herein.

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
The commencement of revenue recognition varies depending on the size and complexity of the system and/or services involved, the implementation or performance schedule requested by the client and usage by clients of SaaS for software-based components. The Company’s agreements are generally non-cancelable but provide that the client may terminate its agreement upon a material breach by the Company and/or or may delay certain aspects of the installation or associated payments in such events. The Company does allow for termination for convenience in certain situations. The Company also includes trial or evaluation periods for certain clients, especially for new or modified solutions. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period, and a termination or installation delay of one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company’s business, financial condition, and results of operations, as further discussed in Section 1A Risk Factors herein. Historically, the Company has not experienced a material amount of contract cancellations; however, the Company sometimes experiences delays in the course of contract performance and the Company accounts for them accordingly.
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
Associates
As of January 31, 2018, the Company had 116 employees (with 113 as full-time employees and 3 as part-time employees), a net decrease of 13 during fiscal 2017. The Company utilizes independent contractors to supplement its staff, as needed. None of the Company’s associates are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good. The Company’s success depends, to a significant degree, on its management, sales and technical personnel.
For more information on contracts, backlog, acquisitions and research and development, see also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Competition

Regarding our Patient Care Solutions, HIM, Coding and CDI Solutions, eValuatorTM Coding Analysis Platform, and Financial Management Solutions, several companies historically have dominated the clinical information system software market and several of these companies have either acquired, developed or are developing their own document management and workflow technologies. The industry is undergoing consolidation and realignment as companies position themselves to compete more effectively. Strategic alliances between vendors offering HIM workflow and document management technologies and vendors of other healthcare systems are increasing. Barriers to entry to this market include technological and application sophistication, the ability to offer a proven product, creating and utilizing a well-established client base and distribution channels, brand recognition, the ability to operate on a variety of operating systems and hardware platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities. The Company has many competitors including clinical information system vendors that are larger, more established and have substantially more resources than the Company.
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
Additional Intellectual Property Rights
In addition to the software licenses described in other sections of this Item 1, “Business”, the Company also holds registered trademarks for its Streamline Health® and other key trademarks used in selling our products. These marks are currently active, with registrations being valid for a period of 3 years each. The Company actively renews these marks at the end of each registration period.
Regulation
Our clients derive a substantial portion of their revenue from third-party private and governmental payors, including through Medicare, Medicaid and other government-sponsored programs. Our clients also have express handling and retention obligations under information-based laws such as the Health Insurance Portability and Accountability Act of 1996. There are no material regulatory proposals of which the Company is aware that we believe currently have a high likelihood of passage that we anticipate would have a material impact on the operation or demand of the Company’s products and services. However, the Company acknowledges there is currently great uncertainty in the US healthcare market generally from a regulatory perspective. In addition, there is regulatory uncertainty in the data and technology sectors as it relates to information security regulations. Material changes could have unanticipated impact on demand or usability of the Company’s solutions, require the Company to incur additional development and/or operating costs (on a one-time or recurring basis) or cause clients to terminate their agreements or otherwise be unable to pay amounts owed to the Company, as further discussed in the risk factors in Part 1, Item 1A, “Risk Factors” herein.
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
Our revenues have been concentrated in a relatively small number of large clients, and we have historically derived a substantial percentage of our total revenues from a few clients. For the fiscal years ended January 31, 2018 and 2017, our five largest clients accounted for 29% and 30% of our total revenues, respectively. If one or more clients terminate all or any portion of a master agreement, delay installations or if we fail to procure additional agreements, there could be a material adverse effect on our business, financial condition and results of operations. See Note 9 - Major Clients to our consolidated financial statements included in Part II, Item 8 herein for further notes regarding representation of the largest individual major clients.

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

Our eValuator platform, coding audit services and associated software and technologies represent a new market for the Company, and we may not see the anticipated market interest or growth due to being a new player in the industry.
The Company is currently investing in the eValuator platform as well as new software-based technologies relating to high automation and machine-based analytics regarding a client’s coding audit process. The return on this investment requires that the product developments continue to be defined and completed in a timely and cost-effective manner, there remains general interest in the marketplace (for both existing and future clients) for this technology, the demand for the product generates sufficient revenue in light of the development costs and that the Company is able to execute a successful product launch for these technologies. If the Company is unable to meet these requirements when launching these technologies, or if there is a delay in the launch process, the Company may not see an increase in revenue to offset the current development costs or otherwise translate to added growth and revenue for the Company.

Clients may exercise termination rights within their contracts, which may cause uncertainty in anticipated and future revenue streams.
The Company generally does not allow for termination of a client’s agreement except at the end of the agreed upon term or for cause. However, certain of the Company’s client contracts provide that the client may terminate the contract without cause prior to the end of the term of the agreement by providing written notice, sometimes with relatively short notice periods. The Company also provides trial or evaluation periods for certain clients, especially for new products and services. Furthermore, there can be no assurance that a client will not cancel all or any portion of an agreement, even without an express early termination right. And, the Company may face additional costs or hardships collecting on amounts owed if a client terminates an agreement without such a right. Whether resulting from termination for cause or the limited termination for convenience rights discussed above, the existence of contractual relationships with these clients is not an assurance that we will continue to provide services for our clients through the entire term of their respective agreements. If clients representing a significant portion of our revenue terminated their agreements unexpectedly, we may not, in the short-term, be able to replace the revenue and income from such contracts and this would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, client contract terminations could harm our reputation within the industry, especially any termination for cause, which could negatively impact our ability to obtain new clients.

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
In order to draw upon its revolving line of credit, pursuant to the terms of the third amendment to the Credit Agreement entered into as of June 19, 2017, the Company is required to maintain minimum liquidity of at least (i) $5,000,000 through January 31, 2018, (ii) $4,000,000 from February 1, 2018 through and including January 31, 2019, and (iii) $3,000,000 from February 1, 2019 through and including the maturity date of the credit facility. The Company was in compliance with the applicable loan covenants at January 31, 2018.
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

Our outstanding preferred stock have significant redemption and repayment rights that could have a material adverse effect on our liquidity and available financing for our ongoing operations.
In August 2012, we completed a private offering of preferred stock, warrants and convertible notes to a group of investors for gross proceeds of $12 million. In November 2012, the convertible notes converted into shares of preferred stock. Subject to the terms of the Subordination and Intercreditor Agreement, the preferred stock is redeemable at the option of the holders thereof anytime after August 31, 2016 if not previously converted into shares of common stock. We may not achieve the thresholds required to trigger automatic conversion of the preferred stock, and alternatively, holders may not voluntarily elect to convert the preferred stock into common stock. The election of the holders of our preferred stock to redeem the preferred stock could subject us to decreased liquidity and other negative impacts on our business, results of operations and financial condition. Under the terms of the Subordination and Intercreditor Agreement among the preferred stockholders, the Company and Wells Fargo, our obligation to redeem the preferred stock is subordinated to our obligations under the senior term loan and the preferred stock may not be redeemed without the consent of Wells Fargo. For additional information regarding the terms, rights and preferences of the preferred stock, see Note 14 to our consolidated financial statements included in Part II, Item 8 herein and our other SEC filings.

Economic conditions in the U.S. and globally may have significant effects on our clients and suppliers that could result in material adverse effects on our business, operating results and stock price.

Economic conditions in the U.S. and globally could deteriorate and cause the worldwide economy to enter into a stagnant period that could materially adversely affect our clients' access to capital or willingness to spend capital on our solutions and services or their levels of cash liquidity with which to pay for solutions that they will order or have already ordered from us. Challenging economic conditions also would likely negatively impact our business, which could result in: (1) reduced demand for our solutions and services; (2) increased price competition for our solutions and services; (3) increased risk of collectability of cash from our clients; (4) increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; (5) reduced revenues; and (6) higher operating costs as a percentage of revenues.
All of the foregoing potential consequences of a deterioration of economic conditions are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of future results. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect the market price of our common stock and other securities.

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

We may have increases in tax expenses and uncertain future tax liabilities due to the recent enactment of the Tax Cuts and Jobs Act.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted and contains significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35 percent to 21 percent and creates new taxes focused on foreign-sourced earnings and related-party payments. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 ("SAB 118") on December 22, 2017, which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of January 31, 2018, in accordance with SAB 118. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts during fiscal 2019. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made and could impact our net income and our earnings per share, as well as our consolidated cash flows and liquidity.

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
Most of these factors are beyond our control. Further, as a result of our relatively small public float, our common stock may be less liquid, and the trading price for our common stock may be more affected by relatively small volumes of trading than is the case for the common stock of companies with a broader public ownership. These factors may cause the market price of our common stock to decline, regardless of our operating performance or financial condition.

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
As of January 31, 2018, we had 2,949,995 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 14 to our consolidated financial statements included in Part II, Item 8 herein and our other SEC filings.

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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties

The Company’s principal offices are located at 1230 Peachtree Street, NE, Suite 600, Atlanta, GA 30309. The Company leases all of its properties. For fiscal 2017, the aggregate rental expense for the Company's leased properties was $1,219,000. The following table provides information regarding each property currently leased by the Company.

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

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
The Company’s common stock trades on The NASDAQ Stock Market (“NASDAQ”) under the symbol STRM. The table below sets forth the high and low sales prices for the Company’s common stock for each of the quarters in fiscal years 2017 and 2016, as reported by NASDAQ. The closing price of the Company’s common stock on April 2, 2018 was $1.72 per share as reported by NASDAQ.

Fiscal Year 2017	High	Low
4th Quarter (November 1, 2017 through January 31, 2018)	$1.85	$1.25
3rd Quarter (August 1, 2017 through October 31, 2017)	2.69	0.97
2nd Quarter (May 1, 2017 through July 31, 2017)	1.45	0.99
1st Quarter (February 1, 2017 through April 30, 2017)	1.48	0.93

Fiscal Year 2016	High	Low
4th Quarter (November 1, 2016 through January 31, 2017)	$1.84	$1.20
3rd Quarter (August 1, 2016 through October 31, 2016)	2.11	1.36
2nd Quarter (May 1, 2016 through July 31, 2016)	1.78	1.08
1st Quarter (February 1, 2016 through April 30, 2016)	1.82	1.15
According to the stock transfer agent’s records, the Company had 221 stockholders of record as of April 2, 2018. Because brokers and other institutions on behalf of stockholders hold many of such shares, the Company is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. The Company estimates that it has approximately 3,200 stockholders, based on information provided by the Company’s stock transfer agent from its search of individual participants in security position listings.
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
During the three months ended January 31, 2018, we did not repurchase any shares of the Company’s common stock.

ITEM 6.    Selected Financial Data
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
In fiscal 2016, the Company evaluated all of its solutions and determined it could best assist healthcare providers in improving their revenue cycle management by providing solutions and services in the middle portion of the revenue cycle, that is, the revenue cycle operations from initial charge capture to bill drop. As part of this evaluation, we determined that our Patient Engagement solution affected the beginning of the revenue cycle, early in the patient experience, and was therefore not as compatible with the Company’s new strategy of focusing on solutions affecting the middle of the revenue cycle. Because of this, and because the individuals at our clients making the decision to purchase our Patient Engagement solution and the rest of our solutions were different and we were not seeing the revenue growth opportunities we expected from our Patient Engagement solution, we sold the Patient Engagement solution near the end of fiscal 2016.
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

With these transactions, we believe our suite of software and services is broad enough to compete with the primary competitors in the marketplace, but narrow enough to allow us to invest materially in development to maintain market leadership in key areas of focus.
Fiscal year 2017 was the first full year of this new, more narrowly focused effort to sell solutions and services in the middle of the revenue cycle, improving healthcare providers’ coding accuracy to help them capture all of the financial reimbursement they deserve for the patient care they provide. With this focus, the Company is committed to leading an industry movement to improve hospitals’ financial performance by moving mid-cycle billing interventions upstream, to improve coding accuracy before billing, enabling our clients to reduce revenue leakage, mitigate overbill risk, and reduce denials and days in accounts receivable.
By narrowing our focus to the middle of the revenue cycle we believe we have a more distinct and compelling value proposition that can help us attract more clients. By innovating new technologies, we have been able to expand our target markets beyond just hospitals and into outpatient centers, clinics and physician practices. Our coding solutions like CDI, Physician Query, Abstracting and eValuator™ are competitive in the market and enabled us to engage 15 new clients in fiscal year 2017. The new eValuator coding analysis platform is so right for the market, it is driving more attention to Streamline Health. Our current client base continues to show interest in eValuator, but we currently have an even greater number of new clients than existing clients signing up for the solution.
Importantly, we have instigated and maintained tight cost and investment controls so that the transition to focusing our efforts in the middle of the revenue cycle has not negatively affected our balance sheet.
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

Results of Operations

Statements of Operations for the fiscal years ended January 31 (in thousands):

	2018	2017	$ Change	% Change
System sales	$1,343	$2,513	$(1,170)	(47)%
Professional services	2,744	2,396	348	15%
Audit services	1,216	628	588	94%
Maintenance and support	13,171	14,810	(1,639)	(11)%
Software as a service	5,864	6,713	(849)	(13)%
Total revenues	24,338	27,060	(2,722)	(10)%
Cost of sales	10,174	11,527	(1,353)	(12)%
Selling, general and administrative	11,434	13,088	(1,654)	(13)%
Product research and development	5,352	7,454	(2,102)	(28)%
Gain on sale of business	—	(238)	238	(100)%
Total operating expenses	26,960	31,831	(4,871)	(15)%
Operating loss	(2,622)	(4,771)	2,149	(45)%
Other income (expense), net	(561)	(403)	(158)	39%
Income tax benefit (expense)	84	12	72	600%
Net loss	$(3,099)	$(5,162)	$2,063	(40)%
Adjusted EBITDA(1)	$2,798	$2,921	$(123)	(4)%
_______________

(1)
Non-GAAP measure meaning net earnings (loss) before net interest expense, tax expense (benefit), depreciation, amortization, stock-based compensation expense, transactional and other expenses that do not relate to our core operations. See “Use of Non-GAAP Financial Measures” below for additional information and reconciliation.

The following table sets forth, for each fiscal year indicated, certain operating data as percentages of total revenues:
Statements of Operations(1)

	Fiscal Year
	2017	2016
System sales	5.5%	9.3%
Professional services	11.3	8.9
Audit services	5.0	2.3
Maintenance and support	54.1	54.7
Software as a service	24.1	24.8
Total revenues	100.0%	100.0%
Cost of sales	41.8	42.6
Selling, general and administrative	47.0	48.4
Product research and development	22.0	27.5
Gain on sale of business	—	(0.9)
Total operating expenses	110.8	117.6
Operating loss	(10.8)	(17.6)
Other income (expense), net	(2.3)	(1.5)
Income tax benefit	0.3	—
Net loss	(12.7)%	(19.1)%
Cost of Sales to Revenues ratio, by revenue stream:
Systems sales	144.9%	107.9%
Services, maintenance and support	40.3%	39.5%
Software as a service	22.5%	26.3%
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

Comparison of fiscal year 2017 with 2016
Revenues

	Fiscal Year		2017 to 2016 Change
(in thousands):	2017	2016	$	%
System Sales:
Proprietary software	$277	$1,059	$(782)	(74)%
Term license	998	1,167	(169)	(14)%
Hardware and third-party software	68	287	(219)	(76)%
Professional services	2,744	2,396	348	15%
Audit services	1,216	628	588	94%
Maintenance and support	13,171	14,810	(1,639)	(11)%
Software as a service	5,864	6,713	(849)	(13)%
Total Revenues	$24,338	$27,060	$(2,722)	(10)%

Proprietary software and term licenses — Proprietary software revenues recognized in fiscal 2017 were $277,000, as compared to $1,059,000 in fiscal 2016. The decreased fiscal 2017 revenues as compared to 2016 revenues are primarily attributable to a larger perpetual license sale of our Streamline Health® Abstracting™ solution in the second quarter of fiscal

2016. Term license revenues recognized in fiscal 2017 were $998,000, as compared to $1,167,000 in fiscal 2016. The decreased fiscal 2017 revenues as compared to 2016 revenues are primarily attributable to the expiration of one Clinical Analytics contract and the reduction of license fees on a separate Clinical Analytics contract.
Hardware and third-party software — Revenues from hardware and third-party software sales in fiscal 2017 were $68,000, as compared to $287,000 in fiscal 2016. Fluctuations from year to year are a function of client demand.
Professional services — Revenues from professional services in fiscal 2017 were $2,744,000, as compared to $2,396,000 in fiscal 2016. The increase was primarily attributable to a software version upgrade by a customer of our Streamline Health® Enterprise Content Management™ (“ECM”) solution, as well as implementation services in connection with a sale of Coding and CDI term licenses in the fourth quarter of fiscal 2016.
Maintenance and support — Revenues from maintenance and support in fiscal 2017 were $13,171,000, as compared to $14,810,000 in fiscal 2016. The decrease in maintenance and support revenues in fiscal 2017 resulted primarily from the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016, as well as cancellations by two customers of our ECM solution.
Software as a service (SaaS) — Revenues from SaaS in fiscal 2017 were $5,864,000, as compared to $6,713,000 in fiscal 2016. The decrease in fiscal 2017 revenue was attributable to cancellations by a few customers of our Financial Management and ECM solutions, as well as the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016.
Cost of Sales

	Fiscal Year		2017 to 2016 Change
(in thousands):	2017	2016	$	%
Cost of system sales	$1,946	$2,713	$(767)	(28)%
Cost of professional services	2,401	2,724	(323)	(12)%
Cost of audit services	1,604	1,100	504	46%
Cost of maintenance and support	2,904	3,227	(323)	(10)%
Cost of software as a service	1,319	1,764	(445)	(25)%
Total cost of sales	$10,174	$11,528	$(1,354)	(12)%
Cost of system sales includes amortization and impairment of capitalized software expenditures, royalties and the cost of third-party hardware and software. Cost of system sales, as a percentage of system sales, varies from period-to-period depending on hardware and software configurations of the systems sold. The decrease in cost of system sales in fiscal 2017 was primarily due to a reduction in amortization of capitalized software costs as a result of the sale of our Patient Engagement suite of solutions in the fourth quarter of fiscal 2016, as well as the internally-developed software acquired from Meta Health Technology, Inc. in 2012 reaching the end of its assigned economic life in the third quarter of fiscal 2017. We incurred $1,914,000 and $2,495,000 in overall software amortization expense in fiscal 2017 and 2016, respectively.
The cost of professional services includes compensation and benefits for professional services personnel, and related expenses. The decrease in cost of professional services from fiscal 2016 to 2017 was primarily due to the reduction in personnel expenses.
The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. The increase in cost of audit services from fiscal 2016 to 2017 was due to the Company beginning to offer audit services in September 2016, following the acquisition of Opportune IT.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The decrease from fiscal 2016 to 2017 was primarily due to a decrease in third-party maintenance contracts costs and personnel costs, and is in line with the decrease in the associated maintenance and support revenue.
The cost of SaaS is relatively fixed but subject to some fluctuation for the goods and services it requires. The decrease in cost of SaaS from fiscal 2016 to 2017 was primarily related to a reduction in SaaS personnel costs, as well in depreciation and amortization expense as several assets, including the internally-developed software acquired from Interpoint Partners, LLC in 2011, reached the end of their assigned economic lives.
Selling, General and Administrative Expense

	Fiscal Year		2017 to 2016 Change
(in thousands):	2017	2016	$	%
General and administrative expenses	$7,121	$8,282	$(1,161)	(14)%
Sales and marketing expenses	4,313	4,806	(493)	(10)%
Total selling, general, and administrative	$11,434	$13,088	$(1,654)	(13)%
General and administrative expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s executive and administrative staff, general corporate expenses, amortization of intangible assets and occupancy costs. The decrease in these expenses in fiscal 2017 from fiscal 2016 was primarily due to a reduction in professional fees for accounting and legal services, stock compensation and severance expense, as well as a reduction in amortization expense as several intangible assets associated with the Meta acquisition in 2012 reached the end of their assigned economic lives.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and living expenses related to the Company’s sales and marketing staff, as well as advertising and marketing expenses, including expenses incurred in connection with trade shows. The decrease in sales and marketing expense in fiscal 2017 over 2016 was primarily due to a reduction in stock compensation, severance, and sales commission expense.
Product Research and Development

	Fiscal Year		2017 to 2016 Change
(in thousands):	2017	2016	$	%
Research and development expense	$5,352	$7,454	$(2,102)	(28)%
Capitalized software development cost	1,836	1,979	(143)	(7)%
Total research and development cost	$7,188	$9,433	$(2,245)	(24)%
Product research and development expenses consist primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects and an allocated portion of general overhead costs, including occupancy. The decrease in total research and development cost and in research and development expense from fiscal 2016 to 2017 was a result of a reduction in development personnel headcount and consultant fees and $366,000 in research and development tax credits awarded by the State of Georgia in fiscal 2017. Research and development expenses in fiscal 2017 and 2016, as a percentage of revenues, were 22% and 28%, respectively.
Gain on Sale of Business

	Fiscal Year		2017 to 2016 Change
(in thousands):	2017	2016	$	%
Gain on sale of business	$—	$(238)	$238	(100)%
In the fourth quarter of fiscal 2016, we sold our Streamline Health® Patient Engagement suite of solutions to Document Storage Systems, Inc. (DSS) for $2,000,000 in cash. Our Streamline Health® Patient Engagement suite consisted primarily of patient scheduling and surgery management software, which was based upon the legacy ForSite2020 solution obtained in connection with the acquisition of Unibased in February 2014. As a result, we recorded a $238,000 gain on sale of business in fiscal 2016. We did not have any divestitures in fiscal 2017.
Other Income (Expense)

	Fiscal Year		2017 to 2016 Change
(in thousands):	2017	2016	$	%
Interest expense	$(475)	$(509)	$34	(7)%
Miscellaneous (expense) income	(87)	106	(193)	(182)%
Total other income	$(562)	$(403)	$(159)	39%
Interest expense consists of interest and commitment fees on the line of credit and interest on the term loans, and is inclusive of deferred financing cost amortization. Amortization of deferred financing cost and debt discount were $71,000 in both fiscal 2017 and 2016. Interest expense was lower in fiscal 2017 primarily attributed to the expiration of two capital lease arrangements.

The decrease in miscellaneous income from 2016 to 2017 was primarily due to revaluation adjustments to our warrants liability, which were driven by the fluctuations in the Company’s stock price and the warrants’ expiration on February 16, 2018. In fiscal 2017 and 2016, valuation adjustments to our warrants liability included in miscellaneous income totaled $46,000 and $159,000, respectively.
Provision for Income Taxes
We recorded tax benefit of $84,000 and tax expense of $12,000 in fiscal 2017 and 2016, respectively. Please refer to Note 8 - Income Taxes to our consolidated financial statements included in Part II, Item 8 herein for details on current and deferred tax (expense) benefit for federal and state income taxes.
Backlog

	January 31
	2018	2017
Company proprietary software	$984,000	$11,504,000
Third-party hardware and software	—	150,000
Professional services	2,048,000	4,068,000
Audit services	1,293,000	1,847,000
Maintenance and support	15,420,000	19,193,000
Software as a service	13,048,000	13,861,000
Total	$32,793,000	$50,623,000
At January 31, 2018, the Company had contracts and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed, which if fully performed, would generate future revenues of $32,793,000 compared with $50,623,000 at January 31, 2017.
The Company’s proprietary software backlog consists of signed agreements to purchase either perpetual software licenses or term licenses. Typically, perpetual licenses included in backlog are either not yet generally available or the software is generally available and the client has not taken possession of the software. Term licenses included in backlog consist of signed agreements where the client has already taken possession, but the payment for the software is bundled with maintenance and support fees over the life of the contract. The decrease in backlog is primarily due to the termination of a multi-year term license agreement for our Streamline Health® Clinical Analytics solution.
Third-party hardware and software consists of signed agreements to purchase third-party hardware or third-party software licenses that have not been delivered to the client. These are products that the Company resells as components of the solution a client purchases and are expected to be delivered in the next twelve months as implementations commence.
Professional services backlog consists of signed contracts for services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The decrease in professional services backlog is a result of the completion of several large projects during fiscal 2017. Our new eValuator solution requires less in terms of professional services efforts; therefore new eValuator bookings did not contribute to our professional services backlog as much as they contributed to our SaaS backlog.
Audit services backlog consists of signed contracts for audit services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The Company began offering audit services in September 2016, following the acquisition of Opportune IT. As we became more familiar with the changing nature of some audit services engagements, we adjusted the backlog calculation to only include agreements that have clearly definable service periods. The decrease in audit services backlog is primarily due to this adjustment.
Maintenance and support backlog consists of maintenance agreements for perpetual licenses and/or third party software or hardware, in each case consisting of signed agreements to purchase such services but that represent future performance for the contracted maintenance and support term. Clients typically prepay maintenance and support fees on an annual basis with some monthly pre-payment arrangements existing. Maintenance and support fees are generally billed 30-60 days prior to the beginning of the maintenance period. Maintenance and support backlog at January 31, 2018 was $15,420,000, as compared to $19,193,000 at January 31, 2017. The decrease in maintenance and support backlog is primarily due to revenue recognition on multi-year contracts and a cancellation by a customer of our ECM solution. The Company expects to recognize $12,105,000 out of January 31, 2018 maintenance and support backlog in fiscal 2018.

Relating specifically to SaaS-model client agreements signed as of January 31, 2018, the Company expects to generate revenues of $13,048,000 from such SaaS agreements through their respective renewal dates in fiscal years 2018 through 2020. The Company expects to recognize $4,213,000 out of January 31, 2018 SaaS backlog in fiscal 2018. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client and ultimately the official go-live on the system. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period. The decrease in SaaS backlog is a result of revenue recognition on multi-year contracts exceeding new bookings in fiscal 2017.
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

The following table reconciles EBITDA and Adjusted EBITDA to net loss, and Adjusted EBITDA per diluted share to loss per diluted share for the fiscal years ended January 31, 2018 and 2017 (amounts in thousands, except per share data). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.
The following table reconciles EBITDA and Adjusted EBITDA to net loss, and Adjusted EBITDA per diluted share to loss per diluted share for the fiscal years ended January 31, 2018 and 2017 (amounts in thousands, except per share data):

(amounts in thousands, except per share data)	Fiscal Year
Adjusted EBITDA Reconciliation	2017	2016
Net loss	$(3,099)	$(5,162)
Interest expense	475	509
Tax expense (benefit)	(84)	(12)
Depreciation	774	1,100
Amortization of capitalized software development costs (1)	2,113	2,771
Amortization of intangible assets	1,161	1,345
Amortization of other costs	270	254
EBITDA	1,610	805
Stock-based compensation expense	1,109	1,787
Gain on sale of business (2)	—	(238)
Loss (gain) on disposal of fixed assets	(16)	1
Non-cash valuation adjustments to assets and liabilities (3)	95	(65)
Transaction related professional fees, advisory fees, and other internal direct costs	—	392
Associate severances and other costs relating to transactions or corporate restructuring	—	239
Adjusted EBITDA	$2,798	$2,921
Adjusted EBITDA Margin (4)	11%	11%

Adjusted EBITDA per Diluted Share Reconciliation	2017	2016
Loss per share — diluted	$(0.16)	$(0.31)
Adjusted EBITDA per adjusted diluted share (5)	$0.12	$0.13
Diluted weighted average shares	19,876,383	19,528,341
Includable incremental shares — adjusted EBITDA (6)	3,244,825	3,327,130
Adjusted diluted shares	23,121,208	22,855,471
_______________

(1)
Fiscal 2017 includes $1,705,000 relating to internally-developed legacy software, $395,000 relating to internally-developed software acquired from Meta, and $13,000 relating to internally-developed software acquired from Opportune IT. Fiscal 2016 includes $1,429,000 relating to internally-developed legacy software, $272,000 relating to acquired internally-developed software from Interpoint, $729,000 relating to internally-developed software acquired from Meta, $336,000 relating to internally-developed software acquired from Unibased, and $5,000 relating to internally-developed software acquired from Opportune IT. For more information regarding our acquisitions, please see Note 3 - Acquisitions and Divestitures to our consolidated financial statements included in Part II, Item 8 herein.

(2)	Fiscal 2016 gain relates to the sale of our Streamline Health® Patient Engagement suite of solutions.

(3)	Fiscal 2017 and 2016 include valuation adjustments for warrants liability of $(46,000) and $(159,000), respectively.

(4)	Adjusted EBITDA as a percentage of GAAP net revenues.

(5)	Adjusted EBITDA per adjusted diluted share for the Company's common stock is computed using the more dilutive of the two-class method or the if-converted method.

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

Liquidity and Capital Resources
The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded with cash generated by operations and borrowings under credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash and cash equivalent balances at January 31, 2018 and 2017 were $4,620,000 and $5,654,000, respectively. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.
The Company has liquidity through the Credit Agreement described in more detail in Note 6 - Debt to our consolidated financial statements included in Part II, Item 8 herein. The Company’s primary operating subsidiary has a $5,000,000 revolving line of credit that has not been drawn upon as of the date of this report. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary must comply with customary financial covenants, including the requirement that the Company maintain minimum liquidity of at least (i) $5,000,000 through January 31, 2018, (ii) $4,000,000 from February 1, 2018 through and including January 31, 2019, and (iii) $3,000,000 from February 1, 2019 through and including the maturity date of the credit facility. Pursuant to the Credit Agreement’s definition, the liquidity of the Company’s primary operating subsidiary as of January 31, 2018 was $9,620,000, which satisfies the minimum liquidity financial covenant in the Credit Agreement.
The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, calculated pursuant to the Credit Agreement and measured on a quarter-end basis, of at least the required amounts in the table set forth in Note 6 - Debt to our consolidated financial statements included in Part II, Item 8 herein for the applicable period set forth therein. Our lender uses a measurement that is similar to the Adjusted EBITDA, a non-GAAP financial measure described above. The required minimum EBITDA level for the period ended January 31, 2018 was $(700,000). The Company’s actual Adjusted EBITDA for this period was approximately $2,798,000.
Based upon the borrowing base formula set forth in the Credit Agreement, as of January 31, 2018, the Company had access to the full amount of the $5,000,000 revolving line of credit.
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
Significant cash obligations

(in thousands)	Fiscal Year
	2017	2016
Term loans	$4,626	$5,738
Capital lease	—	91
Royalty liability	2,469	2,351
Please reference Note 3 — Acquisitions and Note 6 — Debt to our consolidated financial statements included in Part II, Item 8 for additional information.
Operating cash flow activities

(in thousands)	Fiscal Year
	2017	2016
Net loss	$(3,099)	$(5,162)
Non-cash adjustments to net loss	5,811	7,147
Cash impact of changes in assets and liabilities	(681)	(977)
Net cash provided by operating activities	$2,031	$1,008
The increase in net cash provided by operating activities is primarily due to higher collections in fiscal 2017, as a result of the Company’s efforts to resolve issues that were delaying payments.
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
Investing cash flow activities

(in thousands)	Fiscal Year
	2017	2016
Purchases of property and equipment	$(49)	$(506)
Proceeds from sales of property and equipment	20	—
Capitalized software development costs	(1,836)	(1,979)
Payment for acquisitions, net of cash acquired	—	(1,400)
Proceeds from sale of business	$—	$2,000
Net cash used in investing activities	$(1,865)	$(1,885)
Cash used for investing activities in fiscal 2017 was comparable to the amount used in fiscal 2016. However, while in fiscal 2017 the use of cash was mostly associated with internal software development costs, in fiscal 2016 we also used cash to acquire equipment and pay for Opportune IT’s acquisition. The increased cash outflows in fiscal 2016 were offset by the proceeds received from the sale of our Streamline Health® Patient Engagement suite of solutions.
The Company estimates that to replicate its existing internally-developed software would cost significantly more than the stated net book value of $4,307,000, including the acquired internally-developed software of Opportune IT at January 31, 2018. Many of the programs related to capitalized software development continue to have significant value to our current solutions and those under development, as the concepts, ideas and software code are readily transferable and are incorporated into new solutions.
Financing cash flow activities

(in thousands)	Fiscal Year
	2017	2016
Principal repayments on term loans	$(1,112)	$(2,797)
Principal payments on capital lease obligations	(91)	(569)
Proceeds from exercise of stock options and stock purchase plan	45	26
Other	(42)	(11)
Net cash used in financing activities	$(1,200)	$(3,351)
The decrease in cash used in financing activities in fiscal 2017 over the prior year was primarily the result of higher prepayments towards our term loan in fiscal 2016, as well as the termination of two capital leases, one during the third quarter of fiscal 2016 and another in the third quarter of fiscal 2017.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Streamline Health Solutions, Inc

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Streamline Health Solutions, Inc. and and its subsidiary (the Company) as of January 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Atlanta, Georgia,
April 25, 2018

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 31
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$4,619,834	$5,654,093
Accounts receivable, net of allowance for doubtful accounts of $349,058 and $198,449, respectively	3,001,170	4,489,789
Contract receivables	223,791	466,423
Prepaid hardware and third party software for future delivery	5,858	5,858
Prepaid client maintenance contracts	506,911	595,633
Other prepaid assets	742,232	732,496
Other current assets	546,885	439
Total current assets	9,646,681	11,944,731
Non-current assets:
Property and equipment:
Computer equipment	2,852,776	3,110,274
Computer software	730,950	827,642
Office furniture, fixtures and equipment	683,443	683,443
Leasehold improvements	729,348	729,348
	4,996,517	5,350,707
Accumulated depreciation and amortization	(3,834,153)	(3,447,198)
Property and equipment, net	1,162,364	1,903,509
Capitalized software development costs, net of accumulated amortization of $18,658,183 and $16,544,797, respectively	4,307,351	4,584,245
Intangible assets, net	5,835,151	6,996,599
Goodwill	15,537,281	15,537,281
Other non-current assets	642,226	672,133
Total non-current assets	27,484,373	29,693,767
	$37,131,054	$41,638,498

See accompanying notes to consolidated financial statements.

	January 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$421,425	$1,116,525
Accrued compensation	342,351	496,706
Accrued other expenses	609,582	484,391
Current portion of term loan	596,984	655,804
Deferred revenues	9,481,807	9,916,454
Current portion of capital lease obligations	—	91,337
Total current liabilities	11,452,149	12,761,217
Non-current liabilities:
Term loan, net of current portion and deferred financing cost of $128,275 and $199,211, respectively	3,901,353	4,883,286
Warrants liability	—	46,191
Royalty liability	2,469,193	2,350,754
Lease incentive liability, less current portion	274,128	339,676
Deferred revenues, less current portion	332,645	568,515
Total non-current liabilities	6,977,319	8,188,422
Total liabilities	18,429,468	20,949,639
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,849,985 redemption and liquidation value, 4,000,000 shares authorized, 2,949,995 issued and outstanding	8,849,985	8,849,985
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 20,005,977 and 19,695,391 shares issued and outstanding, respectively	200,060	196,954
Additional paid in capital	81,776,606	80,667,771
Accumulated deficit	(72,125,065)	(69,025,851)
Total stockholders’ equity	9,851,601	11,838,874
	$37,131,054	$41,638,498

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2017	2016
Revenues:
Systems sales	$1,343,288	$2,512,579
Professional services	2,744,070	2,395,987
Audit services	1,216,285	627,919
Maintenance and support	13,170,644	14,809,935
Software as a service	5,863,788	6,713,485
Total revenues	24,338,075	27,059,905
Operating expenses:
Cost of systems sales	1,946,347	2,712,663
Cost of professional services	2,400,534	2,724,078
Cost of audit services	1,603,572	1,100,154
Cost of maintenance and support	2,904,181	3,226,511
Cost of software as a service	1,318,628	1,763,705
Selling, general and administrative	11,434,276	13,088,074
Research and development	5,352,189	7,453,638
Gain on sale of business	—	(238,103)
Total operating expenses	26,959,727	31,830,720
Operating loss	(2,621,652)	(4,770,815)
Other income (expense):
Interest expense	(474,657)	(508,859)
Miscellaneous (expense) income	(86,735)	106,084
Loss before income taxes	(3,183,044)	(5,173,590)
Income tax benefit	83,830	12,024
Net loss	(3,099,214)	(5,161,566)
Less: deemed dividends on Series A Preferred Shares	—	(875,935)
Net loss attributable to common shareholders	$(3,099,214)	$(6,037,501)
Net loss per common share - basic and diluted	$(0.16)	$(0.31)
Weighted average number of common shares - basic and diluted	19,876,383	19,528,341

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock shares	Common stock	Additional paid in capital	Accumulated deficit	Total stockholders’ equity
Balance at January 31, 2016	18,783,540	$187,836	$79,700,577	$(63,864,285)	$16,024,128
Stock issued pursuant to Employee Stock Purchase Plan	67,667	676	75,906	—	76,582
Restricted stock issued	858,225	8,582	(8,582)	—	—
Surrender of stock upon vesting of restricted stock to satisfy tax withholding obligations	(8,241)	(82)	(11,620)	—	(11,702)
Restricted stock forfeited	(5,800)	(58)	58	—	—
Share-based compensation expense	—	—	1,787,367	—	1,787,367
Deemed dividends on Series A Preferred Stock	—	—	(875,935)	—	(875,935)
Net loss	—	—	—	(5,161,566)	(5,161,566)
Balance at January 31, 2017	19,695,391	$196,954	$80,667,771	$(69,025,851)	$11,838,874
Stock issued pursuant to Employee Stock Purchase Plan	47,282	473	44,040	—	44,513
Restricted stock issued	295,337	2,953	(2,953)	—	—
Surrender of stock upon vesting of restricted stock to satisfy tax withholding obligations	(32,033)	(320)	(41,493)	—	(41,813)
Share-based compensation expense	—	—	1,109,241	—	1,109,241
Net loss	—	—	—	(3,099,214)	(3,099,214)
Balance at January 31, 2018	20,005,977	$200,060	$81,776,606	$(72,125,065)	$9,851,601

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2017	2016
Cash flows from operating activities:
Net loss	$(3,099,214)	$(5,161,566)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effect of acquisitions:
Depreciation	774,074	1,099,957
Amortization of capitalized software development costs	2,113,385	2,771,437
Amortization of intangible assets	1,161,448	1,344,980
Amortization of other deferred costs	340,502	324,496
Valuation adjustment for warrants liability	(46,191)	(158,922)
Other valuation adjustments	141,038	94,009
Gain on sale of business	—	(238,103)
Loss (gain) on disposal of fixed assets	(15,947)	567
Share-based compensation expense	1,109,241	1,787,367
Provision for accounts receivable	233,550	121,025
Changes in assets and liabilities, net of assets acquired:
Accounts and contract receivables	1,497,701	(344,445)
Other assets	(695,444)	449,673
Accounts payable	(695,100)	(51,071)
Accrued expenses	(117,311)	(690,094)
Deferred revenues	(670,517)	(341,008)
Net cash provided by operating activities	2,031,215	1,008,302
Cash flows from investing activities:
Purchases of property and equipment	(48,616)	(506,040)
Proceeds from sales of property and equipment	19,959	—
Capitalization of software development costs	(1,836,491)	(1,978,946)
Payment for acquisition	—	(1,400,000)
Proceeds from sale of business	—	2,000,000
Net cash used in investing activities	(1,865,148)	(1,884,986)
Cash flows from financing activities:
Principal repayments on term loans	(1,111,689)	(2,796,590)
Payments related to settlement of employee shared-based awards	(41,813)	(11,702)
Principal payments on capital lease obligations	(91,337)	(569,189)
Proceeds from exercise of stock options and stock purchase plan	44,513	26,122
Net cash used in financing activities	(1,200,326)	(3,351,359)
Decrease in cash and cash equivalents	(1,034,259)	(4,228,043)
Cash and cash equivalents at beginning of year	5,654,093	9,882,136
Cash and cash equivalents at end of year	$4,619,834	$5,654,093

	Fiscal Year
	2017	2016
Supplemental cash flow disclosures:
Interest paid	$418,058	$441,951
Income taxes paid	$7,594	$5,290
Supplemental disclosure of non-cash financing activities:
Deemed dividends on Series A Preferred Stock	$—	$875,935

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2018 and 2017

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS
Streamline Health Solutions, Inc. and its subsidiary (“we”, “us”, “our”, “Streamline”, or the “Company”) operates in one segment as a provider of healthcare information technology solutions and associated services. The Company provides these capabilities through the licensing of its HIM, Coding & CDI, eValuatorTM Coding Analysis Platform, Financial Management and Patient Care solutions and other workflow software applications and the use of such applications by software as a service (“SaaS”). The Company also provides audit services to help clients optimize their internal clinical documentation and coding functions, as well as implementation and consulting services to complement its software solutions. The Company’s software and services enable hospitals and integrated healthcare delivery systems in the United States and Canada to capture, store, manage, route, retrieve and process patient clinical, financial and other healthcare provider information related to the patient revenue cycle.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to stock-based compensation, capitalization of software development costs, intangible assets, allowance for doubtful accounts, and income taxes. Actual results could differ from those estimates.
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
Receivables
Accounts and contract receivables are comprised of amounts owed to the Company for licensed software, professional services, including coding audit and maintenance services, and software as a service and are presented net of the allowance for doubtful accounts. The timing of revenue recognition may not coincide with the billing terms of the client contract, resulting in unbilled receivables or deferred revenues; therefore certain contract receivables represent revenues recognized prior to client billings. Individual contract terms with clients or resellers determine when receivables are due. For billings where the criteria for revenue recognition have not been met, deferred revenue is recorded until all revenue recognition criteria have been met.
Allowance for Doubtful Accounts
In determining the allowance for doubtful accounts, aged receivables are analyzed monthly by management. Each identified receivable is reviewed based upon the most recent information available and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. During these monthly reviews, the Company determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its clients or resellers to make required payments. The allowance for doubtful accounts was approximately $349,000 and $198,000 at January 31, 2018 and 2017, respectively. The Company believes that its reserve is adequate, however results may differ in future periods.
Bad debt expense for fiscal years 2017 and 2016 was as follows:

	2017	2016
Bad debt expense	$234,000	$121,000
Concessions Accrual
In determining the concessions accrual, the Company evaluates historical concessions granted relative to revenue. The concession accrual included in accrued other expenses on the Company's consolidated balance sheet was $48,000 and $52,000 as of January 31, 2018 and 2017, respectively.
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

Depreciation expense for property and equipment in fiscal 2017 and 2016 was $774,000 and $1,100,000, respectively.
Normal repair and maintenance is expensed as incurred. Replacements are capitalized and the property and equipment accounts are relieved of the items being replaced or disposed of, if no longer of value. The related cost and accumulated depreciation of the disposed assets are eliminated and any gain or loss on disposition is included in the results of operations in the year of disposal.
Leases
On December 13, 2013, the Company entered into an amended lease obligation to lease 24,335 square feet of office space in Atlanta, Georgia. The lease commenced upon taking possession of the space and ends in November 2022. The provisions of the lease provided for rent abatement for the first eight months of the lease term. Upon taking possession of the premises, the rent abatement and the unamortized balance of deferred rent associated with the previously leased premises were aggregated with the total expected rental payments and are being amortized on a straight-line basis over the term of the lease.
In fiscal 2014, the Company entered into a lease obligation to lease 10,350 square feet of office space in New York, New York. The lease commenced upon taking possession of the space and ends in November 2019. The lease agreement provided for rent abatement for the first two months of the lease term. Upon taking possession of the premises, the rent abatement was aggregated with the total expected rental payments, and is being amortized on a straight-line basis over the term of the lease.
The Company had capital leases to finance office equipment purchases that continued into the third quarter of fiscal 2017. The amortization expense of the leased equipment is included in depreciation expense. As of January 31, 2018 and 2017, the Company had capital lease obligations outstanding totaling zero and $91,000, respectively
Debt Issuance Costs
Costs related to the issuance of debt are capitalized and amortized to interest expense on a straight-line basis, which is not materially different from the effective interest method, over the term of the related debt. Deferred financing costs are presented on the Company’s consolidated balance sheets as a direct deduction from the carrying amount of the non-current portion of our term loan.
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
Capitalized Software Development Costs
Software development costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The Company capitalized such costs, including interest, of $1,836,000 and $1,979,000 in fiscal 2017 and 2016, respectively. The Company assumed $350,000 in internally-developed software costs in 2016 through the acquisition of Opportune IT, which is described in Note 3 - Acquisitions and Divestitures.
Amortization for the Company's legacy software systems is provided on a solution-by-solution basis over the estimated economic life of the software, typically three to five years, using the straight-line method. Amortization commences when a solution is available for general release to clients. Acquired internally-developed software from acquisitions is amortized using the straight-line method.
Amortization expense on all internally-developed software was $2,113,000 and $2,771,000 in fiscal 2017 and 2016, respectively, and was included in the consolidated statements of operations as follows:

	Fiscal Year
Amortization expense on internally-developed software included in:	2017	2016
Cost of systems sales	$1,914,000	$2,495,000
Cost of software as a service	186,000	271,000
Cost of audit services	13,000	5,000
Total amortization expense on internally-developed software	$2,113,000	$2,771,000
Research and development expense was $5,352,000 and $7,454,000 in fiscal 2017 and 2016, respectively.
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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At January 31, 2018
Warrants liability (1)	$—	$—	$—	$—
Royalty liability (2)	2,469,000	—	—	2,469,000

At January 31, 2017
Warrants liability (1)	$46,000	$—	$—	$46,000
Royalty liability (2)	2,351,000	—	—	2,351,000
 _______________

(1)
The initial fair value of warrants liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. The Company issued common stock warrants in conjunction with the private placement investment, which were exercisable for up to 1,200,000 of the Company's common stock at an exercise price of $3.99 per share in whole or in part until February 16, 2018. See Note 4 - Derivative Liabilities and Note 14 - Private Placement Investment for further details. Changes in fair value of the warrants are recognized within miscellaneous (expense) income in the consolidated statements of operations.

(2)
The initial fair value of royalty liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. The fair value of the royalty liability is determined based on the probability-weighted revenue scenarios for the Streamline Health® Clinical Analytics solution licensed from Montefiore Medical Center (discussed in Note 3 - Acquisitions and Divestitures). Fair value adjustments are included within miscellaneous (expense) income in the consolidated statements of operations.

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
Multiple Element Arrangements
We follow the accounting revenue guidance under Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.
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

Software-Based Solution Professional Services
Professional services components that are not essential to the functionality of the software, from time to time, are sold separately by us. Similar services are sold by other vendors, and clients can elect to perform similar services in-house. When professional services revenues are a separate unit of accounting, revenues are recognized as the services are performed. We use VSOE of fair value based on the hourly rate charged when services are sold separately, to determine fair value of professional services. We typically sell professional services on an hourly or fixed fee basis. We recognize hourly fees in revenue as services are rendered and fixed fee projects are recognized using the percentage-of-completion method or upon acceptance based on the contract language. We monitor projects to assure that the expected and historical rate earned remains within a reasonable range to the established selling price.
Professional services components related to SaaS are essential to the functionality of the software and are not considered a separate unit of accounting . We recognize revenue ratably over the life of the client, which approximates the duration of the initial contract term. We defer the associated direct costs for salaries and benefits expense for professional services contracts. These deferred costs will be amortized over the identical term as the associated revenues. As of January 31, 2018 and 2017, we had deferred costs of $471,000 and $500,000, respectively, net of accumulated amortization of $312,000 and $370,000, respectively. Amortization expense of these costs was $270,000 and $254,000 in fiscal 2017 and 2016, respectively.

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
Business Combinations
The assets acquired, liabilities assumed and contingent consideration are recorded at their fair value on the acquisition date with subsequent changes recognized in earnings. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business combination date. As a result, the Company may recognize adjustments to provisional amounts of assets acquired or liabilities assumed in operating expenses in the reporting period in which the adjustments are determined.
The Company records acquisition and transaction related expenses in the period in which they are incurred. Acquisition and transaction-related expenses primarily consist of legal, banking, accounting and other advisory fees of third parties associated with potential acquisitions.
Goodwill and Intangible Assets

Goodwill and other intangible assets were recognized in conjunction with the Interpoint, Meta, CLG and Opportune IT acquisitions, as well as the Unibased acquisition (prior to divestiture of such assets). Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of internally-developed software, client relationships, supplier agreements, non-compete agreements, customer contracts and license agreements. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to 15 years, using the straight-line and undiscounted expected future cash flows methods. See Note 3 - Acquisitions and Divestitures for information on the sale of our Streamline Health® Patient Engagement suite of solutions in fiscal 2016, which the Company obtained in connection with its acquisition of Unibased in February 2014.

The Company assesses the useful lives and possible impairment of intangible assets when an event occurs that may trigger such a review. Factors considered important which could trigger a review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy for the overall business;

•	identification of other impaired assets within a reporting unit;

•	disposition of a significant portion of an operating segment;

•	significant negative industry or economic trends;

•	significant decline in the Company's stock price for a sustained period; and

•	a decline in the market capitalization relative to the net book value.

Determining whether a triggering event has occurred involves significant judgment by the Company.

The Company assesses goodwill annually (as of November 1), or more frequently when events and circumstances, such as the ones mentioned above, occur indicating that the recorded goodwill may be impaired. During the years ended January 31, 2018 and 2017, the Company did not note any of the above qualitative factors, which would be considered a triggering event for impairment. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit's fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to the Company and trends in the market price of the Company's common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

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
The Company performed its annual assessment of goodwill during the fourth quarter of fiscal 2017, using the two-step approach described above. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on the analysis performed for step one, the fair value of the reporting unit exceeded the carrying amount of the reporting unit, including goodwill, and, therefore, an impairment loss was not recognized. As the Company passed step one of the analysis, step two was not required.
Severances

From time to time, we will enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. In fiscal 2017 and 2016, we incurred $58,000 and $360,000 in severance expenses, respectively. At January 31, 2018 and 2017, we had accrued for zero and $9,000 in severances, respectively.
Equity Awards
The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period. The Company incurred total annual compensation expense related to stock-based awards of $1,109,000 and $1,787,000 in fiscal 2017 and 2016, respectively.
The fair value of the stock options granted in fiscal 2017 and 2016 was estimated at the date of grant using a Black-Scholes option pricing model. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical data (such as, volatility factor, expected term and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.
The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market close price per share on the grant date. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically a one-year service period to the Company. In fiscal 2017 and 2016, 32,033 and 8,241 shares of common stock were surrendered to the Company to satisfy tax withholding obligations totaling $42,000 and $12,000, respectively, in connection with the vesting of restricted stock awards. Shares surrendered by the restricted stock award recipients in accordance with the applicable plan are deemed canceled, and therefore are not available to be reissued. The Company awarded 220,337 and 828,225 shares of restricted stock to officers and directors of the Company in fiscal 2017 and 2016, respectively.
Common Stock Warrants
As of January 31, 2018 and 2017, the fair value of the common stock warrants was computed using the Black-Scholes option pricing model based on assumptions regarding annual volatility, risk-free rate, dividend yield and expected life. The model also includes assumptions to account for anti-dilutive provisions within the warrant agreement. The warrants expired on February 16, 2018.
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
The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At January 31, 2018, the Company believes it has appropriately accounted for any uncertain tax positions. The Company has recorded $286,000 and $263,000 in reserves for uncertain tax positions and corresponding interest and penalties, respectively, as of January 31, 2018 and January 31, 2017.
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

In accordance with ASC 260, securities are deemed not to be participating in losses if there is no obligation to fund such losses. For the years ended January 31, 2018 and 2017, the unvested restricted stock awards and the Series A Preferred Stock were deemed not to be participating since there was a net loss from operations. As of both January 31, 2018 and 2017, there were 2,949,995 shares of preferred stock outstanding, each share being convertible into one share of the Company's common stock. For the years ended January 31, 2018 and 2017, 293,568 and 377,135, respectively, unvested restricted shares of common stock were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.
The following is the calculation of the basic and diluted net loss per share of common stock:

	Fiscal Year
	2017	2016
Net loss	$(3,099,214)	$(5,161,566)
Less: deemed dividends on Series A Preferred Stock	—	(875,935)
Net loss attributable to common shareholders	$(3,099,214)	$(6,037,501)
Weighted average shares outstanding - Basic	19,876,383	19,528,341
Stock options and restricted stock	—	—
Weighted average shares outstanding - Diluted	19,876,383	19,528,341
Basic net loss per share of common stock	$(0.16)	$(0.31)
Diluted net loss per share of common stock	$(0.16)	$(0.31)
Diluted net loss per share excludes the effect of 2,173,156 and 2,100,480 outstanding stock options in fiscal 2017 and 2016, respectively. The inclusion of these shares would have been anti-dilutive. For fiscal 2017 and 2016, the outstanding common stock warrants of 1,400,000 would have an anti-dilutive effect if included in Diluted EPS and, therefore, were not included in the calculation.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2016, the FASB delayed the effective date by one year and the guidance became effective for us on February 1, 2018. The new revenue recognition guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application as an adjustment to retained earnings (modified retrospective method). We have decided to adopt the standard effective February 1, 2018 using the modified retrospective method.
We have completed our assessment of our systems, available data and processes that will be affected by the implementation of this new revenue recognition guidance. The Company’s formal accounting policies have been established. As a result of the implementation of this standard, the Company expects to record an adjustment to increase retained earnings as of February 1, 2018. At this time, we estimate this increase to be approximately $1.4 million, related primarily to the timing of revenue. The most significant impact relates to our accounting for term software license revenue. We expect revenue related to SaaS-based offerings, hardware sales, maintenance and support, and audit services to remain substantially unchanged. For arrangements which include both software license and maintenance and support components, we expect to recognize the revenue attributed to license upfront at a point in time rather than over the term of the contract. We also expect to recognize license revenues upfront rather than be restricted to payment amounts due under extended payment term contracts as required under the previous guidance. Due to the complexity of certain of our license contracts, the actual revenue license recognition treatment will be dependent on contract-specific terms and may vary in some instances from upfront recognition and be delayed until acceptance from the client is obtained and documented. Additionally, the new revenue recognition guidance requires the capitalization of all incremental costs of obtaining a contract with a customer that an entity expects to recover. We currently already capitalize sales commissions associated with new and renewal contracts. As part of our implementation efforts, we did not identify any other costs that would be eligible for capitalization under the new guidance. As result, we do not expect to record any deferral for such costs upon adoption of the new guidance on February 1, 2018.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to clarify how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The ASU should be applied using a retrospective transition method to each period presented. The standard became effective for us on February 1, 2018. Early adoption of this update is permitted. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard became effective for us on February 1, 2018. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting, to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update became effective for us on February 1, 2018. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

NOTE 3 — ACQUISITIONS AND DIVESTITURES
Acquisition of Interpoint Partners, LLC
On December 7, 2011, the Company completed the acquisition of substantially all of the assets of Interpoint Partners, LLC (“Interpoint”) for a total initial purchase price of $5,124,000, consisting of cash of $2,124,000 and issuance of a convertible subordinated note for $3,000,000. The note was converted into 1,529,729 shares of common stock on June 15, 2012 at a price of $2.00 per share. All consideration was paid prior to fiscal year 2016.

Acquisition of Meta Health Technology, Inc.
On August 16, 2012, the Company acquired substantially all of the outstanding stock of Meta Health Technology, Inc., a New York corporation (“Meta”) for a total purchase price of approximately $14,790,000, consisting of cash payment of $13,288,000 and the issuance of 393,086 shares of our common stock at an agreed upon price of $4.07 per share. As of October 31, 2012 the Company had acquired 100% of Meta’s outstanding shares, and the Company merged Meta with and into the Company on January 30, 2014. All consideration was paid prior to fiscal year 2016.
Acquisition of a Montefiore Medical Center Solution
On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which it entered into an agreement for an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, Streamline paid Montefiore a one-time initial base royalty fee of $3,000,000, and we are obligated to pay on-going quarterly royalty amounts related to future sublicensing of CLG by Streamline. Additionally, Streamline has committed that Montefiore will receive at least an additional $3,000,000 of on-going royalty payments within the first six and one-half years of the license term. As of January 31, 2018 and 2017, the present value of this royalty liability was $2,469,000 and $2,351,000, respectively.
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
On December 1, 2016, we received a cash payment of $2,000,000 for the sale of our Streamline Health® Patient Engagement suite of solutions, which is based upon the legacy ForSite2020 solution acquired from Unibased in February 2014. As a result, we recognized a gain on sale of business of $238,000 in fiscal 2016, which represents the amount by which the sale proceeds exceeded net assets associated with Patient Engagement operations, including accounts receivable, intangible assets and deferred revenue. We used the proceeds to make two prepayments of $500,000 on our term loan with Wells Fargo, one in the fourth quarter of fiscal 2016 and another in the second quarter of fiscal 2017.
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

NOTE 4 — DERIVATIVE LIABILITIES
As discussed further in Note 14 - Private Placement Investment, in conjunction with the 2012 private placement investment, the Company issued common stock warrants exercisable for up to 1,200,000 shares of common stock at an exercise price of $3.99 per share until February 16, 2018. The warrants were initially classified in stockholders' equity as additional paid-in capital at the allocated amount, net of allocated transaction costs of $1,425,000. Effective October 31, 2012, upon stockholder approval of anti-dilution provisions that reset the warrants’ exercise price if a dilutive issuance occurs, the warrants were reclassified as non-current derivative liabilities. The fair value of the warrants was $4,139,000 at October 31, 2012, with the difference between the fair value and carrying value recorded to additional paid-in capital. Effective as of the reclassification as derivative liabilities, the warrants are re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period as a credit or charge to miscellaneous income (expense). The fair value of the warrants at January 31, 2018 and 2017 was zero and $46,000, respectively. The change in fiscal 2017 and 2016 reflects $46,000 and $159,000, respectively, of miscellaneous income recognized in the consolidated statements of operations as a result of decreases in the fair value of the warrants. The estimated fair value of the warrants liabilities as of January 31, 2017 was computed using the Black-Scholes option pricing model based on the following assumptions: annual volatility of 62.6%, risk-free rate of 0.5%, dividend yield of 0.0% and expected life of one year. The estimated fair value of the warrants liabilities as of January 31, 2018 was computed using the Black-Scholes option pricing model based on the following assumptions: annual volatility of 57.4%, risk-free rate of 0.0%, dividend yield of 0.0% and expected life of zero years.

NOTE 5 — OPERATING LEASES
The Company rents office space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2022. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows:

	Facilities	Equipment	Fiscal Year Totals
2018	$1,039,000	$11,000	$1,050,000
2019	967,000	11,000	978,000
2020	504,000	11,000	515,000
2021	519,000	2,000	521,000
2022	445,000	—	445,000
Total	$3,474,000	$35,000	$3,509,000
Rent and leasing expense for facilities and equipment was $1,234,000 and $1,271,000 for fiscal years 2017 and 2016, respectively.

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

The Company was in compliance with the applicable financial loan covenants at January 31, 2018.
As of January 31, 2018, the Company had no outstanding borrowings under the revolving line of credit, and had accrued $18,000 in unused line fees. Based upon the borrowing base formula set forth in the Credit Agreement, as of January 31, 2018, the Company had access to the full amount of the $5,000,000 revolving line of credit.
Outstanding principal balances on debt consisted of the following at:

	January 31, 2018	January 31, 2017
Senior term loan	$4,626,000	$5,738,000
Capital lease	—	91,000
Total	4,626,000	5,829,000
Deferred financing cost	(128,000)	(199,000)
	4,498,000	5,630,000
Less: Current portion	(597,000)	(747,000)
Non-current portion of long-term debt	$3,901,000	$4,883,000
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
Future principal repayments of debt consisted of the following at January 31, 2018:

Senior Term Loan (1)
2018	$597,000
2019	4,029,000
Total repayments	$4,626,000
_______________
(1) Term loan balance on the consolidated balance sheet is reported net of deferred financing costs of $128,000.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
The goodwill activity is summarized as follows:

Goodwill
Balance at January 31, 2016	$16,185,000
Adjustments to goodwill related to sale of business during fiscal 2016	(648,000)
Balance at January 31, 2017 and January 31, 2018	$15,537,000
Intangible assets, net, consist of the following:

	January 31, 2018
	Estimated Useful Life	Gross Assets	Accumulated Amortization	Net Assets
Finite-lived assets:
Client relationships	5-15 years	$5,805,000	$3,308,000	$2,497,000
Covenants not to compete	0.5-15 years	986,000	823,000	163,000
Supplier agreements	5 years	1,582,000	1,582,000	—
License agreement	15 years	4,431,000	1,256,000	3,175,000
Total		$12,804,000	$6,969,000	$5,835,000

	January 31, 2017
	Estimated Useful Life	Gross Assets	Accumulated Amortization	Net Assets
Finite-lived assets:
Client relationships	5-15 years	5,805,000	2,692,000	3,113,000
Covenants not to compete	0.5-15 years	986,000	744,000	242,000
Supplier agreements	5 years	1,582,000	1,411,000	171,000
License agreement	15 years	4,431,000	960,000	3,471,000
Total		$12,804,000	$5,807,000	$6,997,000

Amortization over the next five fiscal years for intangible assets is estimated as follows:

Annual Amortization Expense
2018	$937,000
2019	885,000
2020	823,000
2021	786,000
2022	500,000
Thereafter	1,904,000
Total	$5,835,000

NOTE 8 — INCOME TAXES
Income taxes consist of the following:

	Fiscal Year
	2017	2016
Current tax (expense) benefit:
Federal	$—	$15,000
State	(11,573)	(2,976)
Total current provision	(11,573)	12,024
Deferred tax benefit:
Federal	95,403	—
State	—	—
Total Deferred tax benefit	95,403	—
Current and deferred tax benefit	$83,830	$12,024
The income tax benefit differs from the amount computed using the federal statutory income tax rate of 32.9 percent as follows:

	Fiscal Year
	2017	2016
Federal tax benefit at statutory rate of 32.9 percent	$1,047,221	$1,771,675
State and local taxes, net of federal benefit (expense)	195,117	84,402
Change in valuation allowance	4,504,875	(2,134,096)
Permanent items:
Incentive stock options	(112,349)	(361,245)
Change in fair value of warrants liability	15,197	54,033
Goodwill basis difference recognized upon asset sale	—	(220,112)
Section 162(m) disallowance	—	(22,647)
Other	(24,673)	(23,272)
Reserve for uncertain tax position	(18,509)	(262,525)
R&D Credit (Federal)	219,305	1,045,453
R&D Credit (State)	(129,111)	267,172
Tax Cuts and Jobs Act	(5,827,034)	—
Other	213,791	(186,814)
Income tax benefit	$83,830	$12,024

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences and credits are as follows:

	January 31,
	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$91,360	$72,886
Deferred revenue	154,574	282,112
Accruals	71,286	120,165
Net operating loss carryforwards	10,617,120	15,141,861
Stock compensation expense	235,920	501,120
Property and equipment	108,537	132,934
AMT credit	—	102,144
R&D credit	1,144,058	1,050,100
Other	116,603	106,833
Total deferred tax assets	12,539,458	17,510,155
Valuation allowance	(11,812,860)	(16,318,124)
Net deferred tax assets	726,598	1,192,031
Deferred tax liabilities:
Definite-lived intangible assets	(726,598)	(1,192,031)
Total deferred tax liabilities	(726,598)	(1,192,031)
Net deferred tax liabilities	$—	$—
At January 31, 2018, the Company had U.S. federal net operating loss carry forwards of $45,973,000, which expire at various dates through fiscal 2037. The Company also had state net operating loss carry forwards of $18,230,000, which expire through fiscal 2037. Federal and state R&D credit carry forwards will expire through fiscal 2037 and 2027, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company established a valuation allowance of $11,813,000 and $16,318,000 at January 31, 2018 and 2017, respectively. The decrease in the valuation allowance of $4,505,000 was driven primarily by the federal tax rate change from the passage of the Tax Cuts and Jobs Act.
The Company and its subsidiary are subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through January 31, 2013. All material state and local income tax matters have been concluded for years through January 31, 2012. The Company is no longer subject to IRS examination for periods prior to the tax year ended January 31, 2013; however, carryforward losses that were generated prior to the tax year ended January 31, 2013 may still be adjusted by the IRS if they are used in a future period.
The Company has recorded a reserve, including interest and penalties, for uncertain tax positions of $286,000 and $263,000 as of January 31, 2018 and 2017, respectively. As of January 31, 2018 and 2017, the Company had no accrued interest and penalties associated with unrecognized tax benefits.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	2017	2016
Beginning of fiscal year	$290,000	$—
Additions for tax positions for the current year	62,000	59,000
Additions for tax positions of prior years	3,000	231,000
Subtractions for tax positions of prior years	(60,000)	—
End of fiscal year	$295,000	$290,000
Impact of the Tax Cuts and Jobs Act

The Tax Act was signed into law on December 22, 2017. Among other things, the Tax Act reduces the U.S. federal corporate tax rate from 34.0 percent to 21.0 percent effective January 1, 2018 and allows for 100 percent expensing of certain fixed assets placed in service after September 27, 2017.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to finalize the calculations for certain income tax effects of the Tax Cuts and Jobs Act. In accordance with SAB 118, the Company has determined that the net tax expense of $5.8 million recorded in connection with the tax effect of the Tax Act is a provisional amount and a reasonable estimate as of January 31, 2018. Additional work is necessary to finalize the calculation for certain income tax effects of the Tax Cuts and Jobs Act, which we expect to complete with the filing of our 2017 U.S. federal income tax return.

NOTE 9 — MAJOR CLIENTS
During fiscal year 2017, no individual client accounted for 10% or more of our total revenues. Two clients represented 12% and 11%, respectively, of total accounts receivable as of January 31, 2018.
During fiscal year 2016, one individual client accounted for 10% or more of our total revenues. Three clients each represented 11% of total accounts receivable as of January 31, 2017.

NOTE 10 — EMPLOYEE RETIREMENT PLAN
The Company has established a 401(k) retirement plan that covers all associates. Company contributions to the plan may be made at the discretion of the board of directors. The Company matches 100% up to the first 4% of compensation deferred by each associate in the 401(k) plan. The total compensation expense for this matching contribution was $524,000 and $541,000 in fiscal 2017 and 2016, respectively.

NOTE 11 — EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan under which associates may purchase up to 1,000,000 shares of common stock. Under the plan, eligible associates may elect to contribute, through payroll deductions, up to 10% of their base pay to a trust during any plan year, i.e., January 1 through December 31 of the same year. Semi-annually, typically in January and July of each year, the plan issues, for the benefit of the employees, shares of common stock at the lesser of (a) 85% of the fair market value of the common stock on the first day of the vesting period (January 1 or July 1), or (b) 85% of the fair market value of the common stock on the last day of the vesting period (June 30 or December 31 of the same year). At January 31, 2018, 455,265 shares remain that can be purchased under the plan.
The Company recognized compensation expense of $19,000 and $5,000 for fiscal years 2017 and 2016, respectively, under this plan.
During fiscal 2017, 21,234 shares were purchased at the price of $0.98 per share and 26,048 shares were purchased at the price of $0.91 per share; during fiscal 2016, 25,617 shares were purchased at the price of $1.02 per share. The cash received for shares purchased from the plan was $45,000 and $26,000 in fiscal 2017 and 2016, respectively.
The purchase price at June 30, 2018 will be 85% of the lower of (a) the closing price on January 2, 2018 ($1.68) or (b) the closing price on June 30, 2018.

NOTE 12 — STOCK-BASED COMPENSATION
Stock Option Plans
The Company’s Second Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) replaced the 2005 Incentive Compensation Plan (the “2005 Plan”). Under these plans, the Company is authorized to issue equity awards (stock options, stock appreciation rights or “SARs”, and restricted stock) to directors and associates of the Company. Outstanding awards under the 2005 Plan continue to be governed by the terms of the 2005 Plan until exercised, expired or otherwise terminated or canceled, but no further equity awards are allowed to be granted under the 2005 Plan. Under the 2013 Plan, the Company is authorized to issue a number of shares not to exceed (i) 2,300,000 plus (ii) the number of shares remaining available for issuance under the 2005 Plan as of the date the 2005 Plan was replaced, plus (iii) the number of shares that become available under the 2005 Plan pursuant to forfeiture, termination, lapse, or satisfaction of a 2005 Plan award in cash or property other than shares of common stock. The options granted under the 2013 Plan and 2005 Plan have terms of ten years or less, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant. At January 31, 2018 and 2017, options to purchase 1,873,156 and 1,800,480 shares of the Company’s common stock, respectively, have been granted and are outstanding. There are no SARs outstanding.
In fiscal 2016 and 2014, inducement grants were approved by the Company’s Board of Directors pursuant to NASDAQ Marketplace Rule 5635(c)(4). The terms of the grants were nearly identical to the terms and conditions of the Company’s stock incentive plans in effect at the time of each inducement grant. For the year ended January 31, 2018, with regard to inducement grants, no stock options were issued, no options expired, no options were forfeited and no stock options were exercised. For the year ended January 31, 2017, with regard to inducement grants, 75,000 stock options were issued, no options expired, no options were forfeited and no stock options were exercised. As of both January 31, 2018 and 2017, there were 300,000 options outstanding.
Please see “Restricted Stock” section for information on the restricted shares.
A summary of stock option activity follows:

	Options	Weighted Average Exercise Price		Remaining Life in Years	Aggregate intrinsic value
Outstanding as of February 1, 2017	2,100,480	$4.16
Granted	265,000	1.17
Exercised	—	—
Expired	(133,323)	4.73
Forfeited	(59,001)	2.24
Outstanding as of January 31, 2018	2,173,156	$3.42	(1)	7.11	$3,868,218
Exercisable as of January 31, 2018	1,626,404	$3.98	(2)	6.67	$2,894,999
Vested or expected to vest as of January 31, 2018	2,102,078	$3.47		7.07	$3,741,699
_______________

(1)
The exercise prices range from $1.06 to $8.10, of which 677,499 shares are between $1.06 and $2.00 per share, 525,240 shares are between $2.19 and $4.00 per share, and 970,417 shares are between $4.02 and $8.10 per share.

(2)
The exercise prices range from $1.18 to $8.10, of which 254,332 shares are between $1.18 and $2.00 per share, 442,155 shares are between $2.19 and $4.00 per share, and 929,917 shares are between $4.02 and $8.10 per share.

For fiscal 2017 and 2016, the weighted average grant date fair value of options granted during the year was $0.65 and $0.79, respectively, and the total intrinsic value of options exercised during the year was zero for both fiscal years.

The fiscal 2017 and 2016 stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for each fiscal year:

	2017	2016
Expected life	6 years	6 years
Risk-free interest rate	2.65%	2.10%
Weighted average volatility factor	0.65	0.58
Dividend yield	—	—
Forfeiture rate	13%	22%
At January 31, 2018, there was $320,000 of unrecognized compensation cost related to non-vested stock-option awards. That cost is expected to be recognized over a remaining weighted average period of 1.2 years. The expense associated with stock option awards was $563,000 and $1,321,000, respectively, for fiscal 2017 and 2016. Cash received from the exercise of options was zero in both fiscal 2017 and 2016. Cash received from purchases pursuant to the Employee Stock Purchase Plan was $45,000 and $26,000, respectively, in fiscal 2017 and 2016.
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
Restricted Stock
The Company is authorized to grant restricted stock awards to associates and directors under the 2013 Plan. The Company has also issued restricted stock as inducement grants to certain new employees. The restrictions on the shares granted generally lapse over a one- to four-year term of continuous employment from the date of grant. The grant date fair value per share of restricted stock, which is based on the closing price of our common stock on the grant date, is expensed on a straight-line basis as the restriction period lapses. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights. A summary of restricted stock award activity for fiscal 2017 and 2016 is presented below:

	Non-vested Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 31, 2016	112,380	$2.62
Granted	858,225	1.59
Vested	(112,380)	2.56
Forfeited	—	—
Non-vested balance at January 31, 2017	858,225	$1.59
Granted	295,337	1.17
Vested	(331,975)	1.47
Forfeited	—	—
Non-vested balance at January 31, 2018	821,587	$1.59
At January 31, 2018, there was $741,000 of unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a remaining period of 1.3 years.
The expense associated with restricted stock awards was $546,000 and $466,000, respectively, for fiscal 2017 and 2016.

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
_______________

(1)
The Series A Preferred Stock convert on a 1:1 basis into common stock, but differ in value from common stock due to the downside protection relative to common stock in the event the Company liquidates, and the downside protection, if, after four years, the holder has not converted and the stock is below $3.00. The fair value of Series A Preferred Stock was determined using a Monte-Carlo simulation following a Geometric Brownian Motion, using the following assumptions: annual volatility of 75%, risk-free rate of 0.9% and dividend yield of 0.0%. The model also utilized the following assumptions to account for the conditions within the agreement: after four years, if the simulated common stock price fell below a price of $3.00 per share, the convertible preferred stock would automatically convert to common stock on a 1:1 basis moving forward at a price of $3.00 per share and a forced conversion if the simulated stock price exceeded $8.00 per share.

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
The allocation of the proceeds and transaction costs based on relative fair values of the instruments resulted in recognition of a discount on the Series A Preferred Stock of $4,410,000, including a discount attributable to a beneficial conversion feature of $2,686,000, which was fully amortized from the date of issuance to the earliest redemption date in fiscal 2016. For the years ended January 31, 2018 and 2017, the Company recognized zero and $876,000, respectively, of amortization of the discount on Series A Preferred Stock as deemed dividends charged to additional paid in capital, computed under the effective interest rate method. The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series A Preferred Stock and the fair market value of the common stock into which the Series A Preferred Stock are convertible at the commitment date.
On November 1, 2012, upon shareholder approval, the convertible subordinated notes were converted into shares of Series A Convertible Preferred Stock. The convertible subordinated notes had an aggregate principal amount of $5,699,577 and converted into an aggregate of 1,583,210 shares of Preferred Stock. The Company recorded a loss upon conversion of $5,913,000, which represented the difference between the aggregate fair value of the Preferred Stock issued of $9,183,000, based on a $5.80 fair value per share, and the total of carrying value of the notes and unamortized deferred financing cost of $3,270,000. The shares of Series A Preferred Stock issued for the conversion of notes payable are recorded at their aggregate redemption value of $4,750,000 with the difference between the fair value and redemption value of $4,433,000 recorded as additional paid in capital. The fair value of the Preferred Stock was determined using a Monte-Carlo simulation based on the following assumptions: annual volatility of 75%, risk-free rate of 0.8% and dividend yield of 0.0%. The model also utilized the following assumptions to account for the conditions within the agreement: after four years, if the simulated common stock price fell below a price of $3.00 per share, the convertible preferred stock would automatically convert to common stock on a 1:1 basis moving forward at a price of $3.00 per share and a forced conversion if the simulated stock price exceeded $8.00 per share.
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
In fiscal 2013, 1,050,000 shares of the Company's Series A Convertible Preferred Stock were converted into Common Stock. As a result, Series A Convertible Preferred Stock was reduced by $3,150,000, with the offsetting increase to Common Stock and Additional Paid-in Capital. As of January 31, 2018 and 2017, 2,949,995 shares of Series A Convertible Preferred Stock remained outstanding.
Common Stock Warrants
In conjunction with the private placement investment, the Company issued common stock warrants exercisable for up to 1,200,000 of the Company's common stock at an exercise price of $3.99 per share. The warrants expired on February 16, 2018.
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
The following table sets forth the warrants issued and outstanding as of January 31, 2018:

	Number of Shares Issuable	Weighted Average Exercise Price
Warrants - private placement	1,200,000	$3.99
Warrants - placement agent	200,000	4.06
Total	1,400,000	$4.00
The fair value of the private placement warrants was zero and $46,000 at January 31, 2018 and 2017, respectively. No warrants were exercised or canceled during fiscal 2017 and 2016.

NOTE 15 — SUBSEQUENT EVENTS
We have evaluated subsequent events through April 25, 2018 and have determined that there are no subsequent events after January 31, 2018 for which disclosure is required.

Schedule II
Valuation and Qualifying Accounts and Reserves
Streamline Health Solutions, Inc.
For the two years ended January 31, 2018

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
Year ended January 31, 2018:
Allowance for doubtful accounts	$198	$234	$—	$(83)	$349
Year ended January 31, 2017:
Allowance for doubtful accounts	$155	$121	$17	$(95)	$198

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
Management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2018, using criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company’s internal control over financial reporting was effective as of January 31, 2018.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    Other Information
None.

PART III

ITEM 10.    Directors, Executive Officers And Corporate Governance
Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2018 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 11.    Executive Compensation
Information regarding executive compensation will be set forth in the proxy statement for our 2018 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 12. Securities Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in the proxy statement for our 2018 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 13.    Certain Relationships, Related Transactions And Directors Independence
Information regarding certain relationships and related transactions and director independence will be set forth in the proxy statement for our 2018 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees And Services
Information regarding principal accountant fees and services will be set forth in the proxy statement for our 2018 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

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

10.3#
Streamline Health Solutions, Inc. Second Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on May 2, 2017)

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

10.10
Software License and Royalty Agreement dated October 25, 2013 between Streamline Health, Inc. and Montefiore Medical Center (Incorporated by reference from Exhibit 10.2 of the Form 10-Q, as filed with the Commission on December 17, 2013).

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

10.11(d)
Third Amendment to Credit Agreement dated as of June 19, 2017 by and among Wells Fargo Bank, N.A., the lenders party thereto, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.1 of the Form 10-Q, as filed with the Commission on September 13, 2017).

10.12
Settlement Agreement and Mutual Release dated as of November 20, 2013 by and among Streamline Health Solutions, Inc., IPP Acquisition, LLC, IPP Holding Company, LLC, W. Ray Cross, as seller representative, and each of the members of IPP Holding Company, LLC named therein (Incorporated by reference from Exhibit 10.3 of the Form 10-Q, as filed with the Commission on December 17, 2013).

10.13
Subordinated Promissory Note dated November 20, 2013 made by IPP Acquisition, LLC and Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.4 of the Form 10-Q, as filed with the Commission on December 17, 2013).

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
101
The following financial information from Streamline Health Solutions, Inc.'s Annual Report on Form 10- K for the fiscal year ended January 31, 2018 filed with the SEC on April 25, 2018, formatted in XBRL includes: (i) Consolidated Balance Sheets at January 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the two years ended January 31, 2018, (iii) Consolidated Statements of Changes in Stockholders' Equity for the two years ended January 31, 2018, (iv) Consolidated Statements of Cash Flows for the two years ended January 31, 2018, and (v) the Notes to Consolidated Financial Statements.

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
DATE: April 25, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/S/ DAVID W. SIDES	Chief Executive Officer and Director (Principal Executive Officer)	April 25, 2018
David W. Sides
/s/ JONATHAN R. PHILLIPS	Director	April 25, 2018
Jonathan R. Phillips
/s/ MICHAEL K. KAPLAN	Director	April 25, 2018
Michael K. Kaplan
/s/ ALLEN S. MOSELEY	Director	April 25, 2018
Allen S. Moseley
/s/ MICHAEL G. VALENTINE	Director	April 25, 2018
Michael G. Valentine
/s/ JUDITH E. STARKEY	Director	April 25, 2018
Judith E. Starkey
/s/ KENAN H. LUCAS	Director	April 25, 2018
Kenan H. Lucas
/s/ NICHOLAS A. MEEKS	Chief Financial Officer (Principal Financial and Accounting Officer)	April 25, 2018
Nicholas A. Meeks