Form 10-K/A
period 2018-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2018-05-30
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

Documents incorporated by reference:

None.

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No.1”) amends the annual report on Form 10-K of Streamline Health Solutions, Inc. for the fiscal year ended January 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on April 25, 2018 (the “2017 Form 10-K”). The primary purpose of Amendment No. 1 is to provide the information required by Items 10 through 14 of Part III of the 2017 Form 10-K.

This Amendment No. 1 is limited in scope to Items 10 through 14 of Part III, and other updating changes to the Cover Page of this Amendment No. 1, and does not amend, update or change any other items or disclosures contained in the 2017 Form 10-K or otherwise reflect events that occurred subsequent to the filing of the 2017 Form 10-K. This Amendment No. 1 continues to speak as of the date of filing of the 2017 Form 10-K except with respect to Items 10 through 14 of Part III, which speak as of the date of filing of this Amendment No. 1 or as otherwise disclosed in this Amendment No. 1.

As used herein, the terms “Streamline,” the “company,” “we,” “us,” and “our” refer to Streamline Health Solutions, Inc., a Delaware corporation, and its consolidated subsidiary as a combined entity, except where it is clear that the terms mean only Streamline Health Solutions, Inc. The term “common stock” means shares of our common stock, par value $.01 per share.  The term “preferred stock” means shares of our Series A 0% Convertible Preferred Stock, par value $.01 per share.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors of the Registrant

The name, age, principal occupation for the last five years, selected biographical information and period of service as a director of Streamline for each of our directors are set forth below.

Michael K. Kaplan, age 52, has served on our board of directors since January 2012. Mr. Kaplan brings more than 20 years of experience in various roles in the healthcare industry. He is currently Founder and Managing Director of Altos Health Management, a venture capital firm focused on the healthcare industry. He also serves as an Advisory Partner at Granite Growth Health Partners, a private equity firm. Prior to founding Altos Health Management in 2009, Mr. Kaplan was a partner at Three Arch Partners, a venture capital firm focused on healthcare. He was involved with 19 portfolio companies during nearly a decade at Three Arch Partners. Before joining Three Arch Partners, Mr. Kaplan was an operating executive at Blue Shield of California where he had a variety of roles, including Vice President of Corporate Development and Strategic Planning, Regional Chief Executive for Northern California, and Vice President of Business Transformation. Earlier in his career, Mr. Kaplan was a Senior Manager in consulting for APM Incorporated/CSC Healthcare and a Financial Analyst at Kidder, Peabody & Co. Incorporated. Mr. Kaplan received his BS in Business Administration from Washington University in St. Louis and an MBA from the Stanford Graduate School of Business. Mr. Kaplan is well-qualified to serve on our board of directors. He brings a wealth of industry knowledge and experience to the board of directors from his experience in the healthcare industry. Mr. Kaplan’s venture capital experience also allows him to provide our board of directors with valuable insights and analysis as to strategic and financial developments within the industry and potential opportunities and consequences such developments create for us.

Kenan H. Lucas, age 33, has served on our board of directors since January 2018. Mr. Lucas currently serves as the Director and Co-Portfolio Manager of Harbert Discovery Fund GP, LLC, an investment management company, where he considers strategic alternatives and evaluates financing options. Harbert Discovery Fund GP, LLC is the general partner of Harbert Discovery Fund, LP, an entity that owns more than 5% of the company’s common stock. Prior to joining Harbert Management Corporation in August 2014, Mr. Lucas had extensive investment experience including his work at Swander Pace Capital, a middle market private equity firm, where Mr. Lucas evaluated investment opportunities and monitored portfolio companies, advising on matters such as strategy, growth initiatives, acquisition opportunities and corporate financing options. Prior to Swander Pace Capital, Mr. Lucas worked at Cowen and Company, a middle-market investment bank. From August 2012 to May 2014, Mr. Lucas attended the University of Virginia Darden School of Business. Mr. Lucas currently serves on the board of directors of Qumu Corporation and Central Environmental Services, LLC. Mr. Lucas has an M.B.A. from the University of Virginia Darden School of Business, and a B.A. in Economics from Vanderbilt University. Mr. Lucas’ portfolio management experience allows him to provide our board of directors with valuable insights and analysis as to strategic and financial developments within the industry and potential opportunities and consequences such developments create for us.

Allen S. Moseley, age 48, has served on our board of directors since August 2012. He has served as a General Partner at Noro-Moseley Partners (“Noro-Moseley”) since 1998 and leads the firm’s healthcare practice focused primarily in healthcare information technology, healthcare services, and medical devices. He currently represents Noro-Moseley on the boards of various healthcare vendors. Prior to joining Noro-Moseley, Mr. Moseley was in the corporate finance group at The Robinson-Humphrey Company, an investment banking firm previously owned by Citigroup and now part of SunTrust Banks, Inc. Mr. Moseley worked extensively in the healthcare and business services industries, advising on a number of initial public offerings, mergers and acquisitions, and private placements. He also was involved in R-H Capital Partners, the private equity investment arm of the firm. Previously, he held investment banking positions with Bowles Hollowell Conner & Company and Merrill Lynch & Co. Mr. Moseley currently serves on the Board of Trustees of the Georgia Research Alliance and the Board of Directors of the Technology Association of Georgia. He was recently Chairman of Venture Atlanta and Chairman of the Technology Association of Georgia. Mr. Moseley received a BA from the University of North Carolina at Chapel Hill, where he was a member of Phi Beta Kappa, and an MBA from Harvard Business School. Mr. Moseley is well-qualified to serve on our board of directors. With vast experience in the healthcare industry and a background in investment banking, Mr. Moseley brings a wealth of industry knowledge to our board of directors. Mr. Moseley’s venture capital experience also allows him to provide our board of directors with valuable insights and analysis as to strategic and financial developments within the industry and potential opportunities and consequences such developments create for us.

Jonathan R. Phillips, age 45, has served on our board of directors since May 2005 and was elected Chairman of our board of directors in May 2009. Mr. Phillips has served as Managing Director and Head of Private Equity at First Trust Portfolios, a diversified asset management firm headquartered in Wheaton, Illinois, since November 2016. Mr. Phillips is also the founder and Managing Partner of First Health Capital Partners, LLC, a healthcare technology and services investment firm founded in January 2016. In 2005, Mr. Phillips founded Healthcare Growth Partners, a provider of strategic and financial advisory services to healthcare technology companies, and served as its Managing Director until November 2016. Prior to founding Healthcare Growth Partners, Mr. Phillips was a member of the Healthcare Investment Banking Group at William Blair and Company, LLC, an investment banking firm. Prior to William Blair, he served in various roles in the healthcare practice of Deloitte Consulting. From 2007 until immediately prior to its acquisition by Merge Healthcare Incorporated (Nasdaq: MRGE) in 2011, Mr. Phillips was a director of Ophthalmic Imaging Systems, Inc., a public company that provided software and technology for ophthalmology practices, where he served on the audit, compensation, and nominating committees and chaired the special committee. Mr. Phillips also serves as a director for several private companies. Mr. Phillips currently serves on the Board of Visitors of DePauw University, on the Rush University Medical Center Associates board, and on the nonprofit board of the Ray Graham Association, where he is a member of the finance committee. Mr. Phillips is a securities principal having completed the Series 24, 7 and 63 exams. Mr. Phillips earned his MBA in Finance, Marketing and Health Services Management from the J. L. Kellogg School of Management, Northwestern University, and his BA in Economics and Management from DePauw University. Mr. Phillips is well-qualified to serve on our board of directors. He brings a wealth of industry knowledge and experience to the board of directors as a private equity investor managing a portfolio of over 40 companies, including 18 healthcare companies. During his career, Mr. Phillips has completed over 110 transactions involving healthcare companies, which transactions had an aggregate value of over $2 billion. He also has completed over 40 strategic advisory engagements for healthcare technology and services companies. These experiences within the healthcare sector allow Mr. Phillips to provide our board of directors with valuable insights and analysis as to strategic and financial developments within the industry and potential opportunities and consequences such developments create for us.

David W. Sides, age 47, has served as President, Chief Executive Officer and a member of the company’s board of directors since January 2015. From September 2014 until he was appointed to his current positions, Mr. Sides served as Executive Vice President and Chief Operating Officer of the company. Mr. Sides served as Chief Executive Officer of iMDsoft from July 2012 to March 2014. While with iMDsoft, a global leader of high-end clinical information systems, Mr. Sides led the company’s transformation following the acquisition of the company by a private equity firm. From 1995 to 2012, Mr. Sides held a number of successive positions at Cerner Corporation, a global supplier of health care information technology solutions, services, devices and hardware, culminating in serving as Senior Vice President of Worldwide Consulting. In that position, he led professional services in 24 countries worldwide. From March 2014 to September 2014, Mr. Sides was an independent consultant. Mr. Sides currently serves on the Board of Directors of EMIS Group PLC, a major provider of healthcare software, information technology and related services in the United Kingdom. Mr. Sides has a B.A. in biophysics from the University of California, Berkeley as well as master’s of both health administration and business administration from the University of Missouri, Columbia. Mr. Sides is a Fellow of the American College of Healthcare Executives. Mr. Sides’ service as our President and Chief Executive Officer, as well as his extensive experience in the healthcare information technology industry, qualifies him to be an effective member of our board of directors. This experience provides the board with valuable insight into our industry and business strategy.

Judith E. Starkey, age 70, has served on our board of directors since September 2014. Ms. Starkey is the Founder and former Chairperson of Chamberlin Edmonds & Associates, which she launched in 1986 and was acquired by Emdeon in 2010. Chamberlin Edmonds, now Change Healthcare, is a leading provider of patient eligibility and enrollment services to hospitals, government agencies and managed care organizations. Since 2010, Ms. Starkey has been a self-employed entrepreneur, speaker and author. Ms. Starkey began her career in health service management, medical cost control and government systems with the Social Security Administration. While employed by the government, Ms. Starkey designed a management system that enabled states to comply with federal and state regulations. She also designed and implemented a process that reduced the cost of administering the Social Security Disability Insurance Benefits program by several million dollars. Ms. Starkey is an oft-honored expert in her field and is an advanced member of the Healthcare Financial Management Association, has delivered Congressional testimony and presents at national/state forums of healthcare professionals.  She currently serves on the board of The Johns Hopkins Berman Institute of Bioethics. Ms. Starkey received her BS degree in Psychology from Spring Hill College and her MS in Psychology from Georgia State University. Ms. Starkey’s experience as an entrepreneur and executive in the healthcare information technology industry provides our board with important insight in growing and managing our business. Further, her experience in government provides the board with an important understanding of the regulatory environment for our company.

Michael G. Valentine, age 49, has served on our board of directors since October 2012. He has served as the Chief Executive Officer of Netsmart Technologies, Inc., an information technology company, since May 2011. From December 1998 to May 2011, he served as Executive Vice President and Chief Operating Officer at Cerner Corporation, an information technology company. He held a succession of business ownership roles during his 13 years at Cerner. Prior to his role as Chief Operating Officer, he maintained ownership of all client delivery and relationships for Cerner’s worldwide operations. Prior to joining Cerner, Mr. Valentine started and managed a Midwest-based technology solutions and services company. Before that, he was an executive in telecommunications and technology industry groups for seven years at Andersen Consulting. Mr. Valentine earned his BS in Industrial Engineering from Kansas State University. With his extensive experience in healthcare information technology, Mr. Valentine brings valuable insight and experience to our board of directors. Further, his leadership in key roles at information technology companies qualifies him to be an effective member of our board. Our board of directors has determined that Mr. Valentine is an audit committee financial expert under SEC and Nasdaq Stock Market standards.

In August 2012, we completed an equity investment from affiliated funds and accounts of Great Point Partners, LLC (“GPP”), Noro-Moseley Partners VI, L.P. (“NMP”), and another investor affiliated with NMP (the “2012 Private Placement”).  In conjunction with such transaction, our board of directors increased the size of the board of directors in accordance with our bylaws, creating two vacancies on the board of directors. Pursuant to the terms we agreed to in conjunction with the 2012 Private Placement, GPP and NMP were each granted the right to specify a director candidate to be nominated by our board of directors for election at each Annual Meeting of Stockholders thereafter. Such right has now expired, as GPP (collectively with its affiliated funds and accounts) and NMP (collectively with its affiliates) now hold shares of preferred and common stock representing less than 7.5% of our issued and outstanding shares of common stock (on a fully diluted basis).  Prior to the expiration of this right, Allen S. Moseley, a member of the general partner of NMP, was designated by NMP to fill one of the two vacancies, and Michael G. Valentine was designated by GPP to fill the second vacancy.  Messrs. Moseley and Valentine were evaluated by the Governance and Nominating Committee in accordance with our director review process and were appointed by the board of directors to fill the vacancies.

Executive Officers of the Registrant

The names, ages, and positions held by our executive officers as of May 1, 2018 are below.  All of our current executive officers hold office until their successors are elected and qualified or until any removal or resignation.  Our executive officers are elected by the board of directors and serve at the discretion of the board.  For more information about David W. Sides, our President and Chief Executive Officer, please see “Board of Directors of the Registrant” above.

Name	Age	Position	First Appointed as Executive Officer
David W. Sides	47	President, Chief Executive Officer, and Director	2014
Nicholas A. Meeks	34	Senior Vice President and Chief Financial Officer	2013
Randolph W. Salisbury	64	Senior Vice President and Chief Marketing Officer	2014
Shaun L. Priest	49	Former Senior Vice President and Chief Growth Officer	2016

Nicholas A. Meeks has served as our Senior Vice President and Chief Financial Officer since May 2013. Prior to that time, he served as our Vice President of Financial Planning from the time he joined us in June 2012. Mr. Meeks has financial executive experience in areas including mergers and acquisitions, budgeting, forecasting, and equity and debt capital financing transactions. From 2008 to June 2012, Mr. Meeks worked at Chamberlin Edmonds, which was acquired by Emdeon Inc., a leading provider of comprehensive healthcare eligibility and enrollment services. At Chamberlin Edmonds, Mr. Meeks served as Director of Financial Planning and Analysis and led the finance function for the provider payment integrity operating unit. He holds an MBA from The Fuqua School of Business at Duke University and a bachelor’s degree from Emory University.

Randolph W. Salisbury joined Streamline as Senior Vice President and Chief Marketing Officer in March 2014. From July 2008 to February 2014, Mr. Salisbury served as a founding partner and consultant at Mockingbird Partners Consulting Group, LLC, a marketing communications and investor relations consulting firm. During his time with Mockingbird Partners, Mr. Salisbury performed marketing functions on behalf of various clients and performed investor relations consulting services for Streamline. Currently, Mr. Salisbury is on the board of directors of Decooda, Inc., a private, software-as-a-service start-up company. Mr. Salisbury received his bachelor’s degree from Ohio Wesleyan University and his MBA from Goizueta Business School at Emory University.

Shaun L. Priest served as Senior Vice President and Chief Growth Officer from April 2016 to May 25, 2018.  Mr. Priest has extensive healthcare information technology experience in management, sales, business development, marketing, support, and project implementations. From December 2007 to April 2016, Mr. Priest worked at Influence Health, formerly MedSeek, a leading provider of integrated consumer engagement and activation platforms in the healthcare industry. At Influence Health, Mr. Priest served as Senior Vice President of Strategic Accounts and Business Development, and performed sales and account management functions, working with a client base of over 1,000 hospitals, and creating partnerships and strategies in both the United States and Canadian markets. Prior to his role at Influence Health, Mr. Priest held Vice President positions with Eclipsys, now Allscripts, and CDEX, Inc.  He also held implementation and project management positions at both Cerner and Meditech. Mr. Priest received his bachelor’s degree from Providence College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and certain officers, and persons who beneficially own more than 10% of any class of our equity securities, who collectively we refer to as “insiders,” to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other equity securities of the company.  Our insiders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the copies of the forms furnished to us, we believe that during the 2017 fiscal year our insiders complied with all applicable filing requirements, except that each of Mr. Meeks, Mr. Phillips, Mr. Valentine, Ms. Starkey, and Mr. Kaplan made a single late filing reporting one transaction.

Code of Business Conduct and Ethics

The board of directors adopted our Code of Business Conduct and Ethics (the “Code of Conduct”), which applies to all of our directors, officers (including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and any person performing similar functions), and employees.  Our Code of Conduct is available through our website at http://www.streamlinehealth.net/investors.

Audit Committee and Audit Committee Financial Expert

See “Corporate Governance” in Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Item 11. Executive Compensation

Compensation Discussion & Analysis

References herein to our “named executive officers” refer to:

•                  David W. Sides, President and Chief Executive Officer;

•                  Nicholas A. Meeks, Senior Vice President and Chief Financial Officer;

•                  Randolph W. Salisbury, Senior Vice President and Chief Marketing Officer; and

•                  Shaun L. Priest, our former Senior Vice President and Chief Growth Officer.

Executive Summary

The Compensation Committee has a conservative pay-for-performance compensation philosophy and endeavors to have executive compensation practices that align executive pay with company performance.  In fiscal year 2017, the Compensation Committee took the following actions with respect to the executive compensation program:

•                  Made only modest increases to base salaries;

•                  Continued to consider adjusted EBITDA, revenue and sales performance as financial measures for executive bonuses; and

•                  Continued to award stock options and restricted stock in order to align the interests of our executives with those of our stockholders and provide appropriate performance and retention incentives.

Streamline’s financial performance in fiscal year 2017 did not meet all the company’s goals. As a result, the Compensation Committee did not award bonuses to the company’s executives.  The Compensation Committee believes any bonuses awarded should demonstrate strong alignment between executive pay and company performance.

The Compensation Committee has recently made the following decisions with respect to the company’s executive compensation in fiscal year 2018:

•                  The base salaries for certain executive officers have been modestly increased.

Compensation Philosophy

The Compensation Committee believes that executive compensation should be conservative and (i) provide an incentive for Streamline’s executives to achieve the company’s goals, (ii) reward executives with equity interests in the company and align the interests of executives with stockholder interests to enhance stockholder value and (iii) attract and retain key executives critical to Streamline’s long-term success.  Under the oversight of the Compensation Committee, the company has developed and implemented a pay-for-performance executive compensation program that rewards senior management for the achievement of certain financial performance objectives. Streamline achieves the philosophies of pay-for-performance and alignment of executive compensation with stockholder value primarily by providing a substantial portion of each executive officer’s total annual compensation through annual short-term cash bonus opportunities and grants of long-term equity, primarily in the form of stock options and restricted stock.  We describe our fiscal year 2017 short-term incentive plan in greater detail below under “Cash Bonus Opportunity” and describe equity grants in more detail under “Long-Term Equity Incentive Compensation—Stock Options and Restricted Stock.”

Say on Pay Results and Consideration of Stockholder Support

At the Annual Meeting of Stockholders on June 1, 2017, over 96% of the votes cast were in favor of the advisory vote to approve executive compensation. The Compensation Committee considered this positive result and concluded that the stockholders continue to support the compensation paid to our executive officers and the company’s overall pay practices.

In light of this support, the Compensation Committee decided to retain the core design of our executive compensation program for fiscal year 2017, with an emphasis on short and long-term incentive compensation that rewards our senior executives when they successfully implement our business plan and, in turn, deliver value for our stockholders.

The committee will continue to monitor best practices, future advisory votes on executive compensation and other stockholder feedback to guide it in evaluating the alignment of the company’s executive compensation program with the interests of the company and its stockholders.

Overview of Streamline’s Executive Compensation

The Compensation Committee designed the company’s compensation program to provide our executive officers with a combination of cash (salary and bonus) and long-term equity incentive compensation to align their interests with those of our stockholders.  For fiscal year 2017, our executive officer compensation primarily consisted of the following components:

•                  base salary;

•                  cash bonus opportunity; and

•                  long-term equity incentive awards.

Although the Compensation Committee has not established a policy or formula for the allocation of total compensation among these different elements of total executive officer compensation, the Compensation Committee endeavors to offer an appropriate mix among the different types of compensation:

•                  to motivate executive officers to deliver superior short-term performance by providing conservative, but competitive, base salaries and cash bonus opportunities;

•                  to align the interests of our executive officers with the long-term interests of the company’s stockholders through the grant of equity incentive awards; and

•                  to provide an overall compensation package that is conservative, but competitive and, therefore, promotes executive recruitment and retention.

The Compensation Committee Process

The Compensation Committee has the primary authority to determine Streamline’s compensation philosophy and to establish compensation for the executive officers.  In establishing executive officer compensation, the Compensation Committee uses its subjective evaluation of the executives’ performance and responsibilities, the company’s overall performance and the President and Chief Executive Officer’s recommendations.  The Compensation Committee does not typically use any compensation consultant in setting executive salaries, or in determining other components of executive compensation.  Additionally, the Compensation Committee does not typically benchmark the compensation of executive officers against compensation paid by other companies to their executives.

Management’s Role in the Compensation-Setting Process

Company management plays a significant role in the compensation-setting process.  The most significant aspects of management’s role are:

•                  evaluating associate performance;

•                  preparing information for Compensation Committee meetings;

•                  establishing business performance targets and objectives;

•                  providing information about the company’s strategic objectives; and

•                  recommending salary levels and equity awards.

In the past, the Compensation Committee has authorized the President and Chief Executive Officer to negotiate employment agreements with senior executive officers (other than himself). The negotiated employment agreements are subject to review and approval by the Compensation Committee.  Also, in certain circumstances, the Compensation Committee may delegate to one or more of our officers the authority to grant awards, and to make other determinations under the Streamline Health Solutions, Inc. Second Amended and Restated 2013 Stock

Incentive Plan (the “2013 Plan”) with respect to such awards, to persons who are not directors or officers subject to the provisions of Section 16 of the Exchange Act, and who are not subject to the requirements of “covered employees” under Section 162(m) of the Code.

Base Salary

The Compensation Committee seeks to provide base salaries for our executive officers that provide guaranteed cash compensation in accordance with their experience, professional status and job responsibilities. Salaries for our named executive officers are generally provided for in their employment agreements, subject to review and adjustment by the Compensation Committee from time to time.  The Compensation Committee has not historically retained a compensation consultant to assist it in determining appropriate compensation levels and has not engaged in any formal benchmarking processes.  The Compensation Committee has instead relied on the general knowledge, experience and judgment of its members, both with regard to competitive compensation levels and the relative success that has been achieved by the company. In addition, the committee takes into account: years of service; level of experience; individual areas of responsibility; the annual rate of inflation; and the company’s operating performance.

The following table sets forth the base salaries for each of our named executive officers in effect as of January 31, 2018:

Name	Base Salary
David W. Sides	$348,500
Nicholas A. Meeks	$276,750
Randolph W. Salisbury	$230,625
Shaun L. Priest	$205,000

Benefits

Streamline offers a comprehensive package of employee retirement and welfare benefits (including group life insurance, health and dental care insurance, and long-term disability insurance), in which executive officers may participate on the same basis as other full-time associates.

Streamline currently sponsors a 401(k) Plan for all of our eligible associates.  This plan (the “401(k) Plan”) is a tax-qualified retirement plan designed to meet the requirements of Sections 401(a) and 401(k) of the Code.  Under the 401(k) Plan, participants may elect to make pre-tax savings deferrals from 1 percent to 60 percent of their compensation each year, subject to annual limits on such deferrals (e.g., $18,000 in 2017) imposed by the Code.  Participants age 50 and older also may elect to make certain catch-up contributions, subject to a separate annual limit on such contributions (e.g., $6,000 in 2017) imposed by the Code.  New participants automatically defer 6% of their compensation unless they make a contrary election.  The company matches dollar for dollar the first 4% of each associate’s income contributed to the 401(k) Plan, including those contributions made by the executive officers.

The company also offers the Amended and Restated 1996 Associate Stock Purchase Plan (the “ESPP”) to encourage stock ownership by our associates, including our executive officers, at an approximate 15% discount to the market price.

Perquisites

Streamline offers limited perquisites to our executive officers.  The perquisites provided to each executive officer in fiscal year 2017 totaled less than $10,000 and less than 10% of total annual salary and bonus reported for each executive officer.

Cash Bonus Opportunity

Each executive officer’s employment agreement establishes a cash bonus target as a percentage of his base salary.  The following table sets forth the target bonuses for each of our named executive officers in effect as of January 31, 2018.

Name	Target Bonus
David W. Sides	65%
Nicholas A. Meeks	40%
Randolph W. Salisbury	50%
Shaun L. Priest	110%

The Compensation Committee believes that cash bonuses should be contingent on performance relative to pre-established targets and objectives.  Each cash bonus is determined based on whether these pre-established performance goals are met, upon which, the executives would be eligible to receive a bonus in an amount determined by the Compensation Committee, although the Compensation Committee may elect not to award such bonuses.  For the named executive officers to have been eligible for the cash bonus for fiscal year 2017 to be paid at target levels, the company was required to meet financial targets, as determined through an internal planning process, as follows:

•                  An adjusted EBITDA target of $2.8 million;

•                  Sales bookings as $7.7 million in annualized contract value; and

•                  Revenue of $28.1 million.

We calculate adjusted EBITDA as net earnings (loss) plus interest expense, tax expense, depreciation and amortization expense of tangible and intangible assets, stock-based compensation expense, significant non-recurring operating expenses, and transaction-related expenses, including: gains and losses on debt and equity conversions, associate severances and related restructuring expenses, associate inducements, and professional and advisory fees. In awarding any additional cash bonus amounts above target amounts, the Compensation Committee would consider extraordinary company financial performance, as well as personal performance involving executive leadership.

The Compensation Committee determined that not all of the objective financial goals were achieved for fiscal year 2017, and as a result, cash bonuses were not awarded.  In awarding cash bonuses to executive officers for the fiscal year ending January 31, 2019, the Compensation Committee will consider multiple potential performance criteria including sales, adjusted EBITDA and revenue targets, as well as successful completion of certain aspects of the company’s strategic objectives.

Long-Term Equity Incentive Compensation — Stock Options and Restricted Stock

Streamline currently grants equity awards under the 2013 Plan.  On June 1, 2017, our stockholders approved an amendment to the 2013 Plan to, among other things, increase the number of available shares under the plan by 300,000 shares.  Awards can be granted under the 2013 Plan until April 12, 2027 or the earlier termination of the 2013 Plan by the board.  The 2013 Plan permits the grant of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, and other incentive awards.  As of January 31, 2018, there were 271,101 shares available for grant under the 2013 Plan.

In fiscal year 2017, long-term incentive compensation to key personnel, including the company’s named executive officers, was comprised primarily of stock option awards.  The stock options awarded last year vest ratably over a three year period from the date of grant. The Compensation Committee believes that its fiscal year 2017 approach to long-term incentive compensation provided the appropriate long-term incentives from both executive retention and pay-for-performance perspectives.  Because an officer will benefit from a stock option award only to the extent the company’s stock price appreciates above the exercise price of the stock option, stock options align the interests of management with those of stockholders and ensure that management achieves gains only to the extent that the company’s share value appreciates. The Compensation Committee believes that the granting of stock option awards supports the executive retention goal.

Streamline has historically awarded equity grants to executive officers upon the commencement of their employment with the company.  In addition, from time to time, the Compensation Committee has considered and approved additional grants to certain associates of the company, including the executive officers, where circumstances make such grants appropriate to the company’s incentive and retention goals.  In approving equity grants during fiscal year 2017, the Compensation Committee considered a number of factors, including the number of shares available for grant under the 2013 Plan, the grant rate over certain periods (as a percentage of shares of common stock), the amount of stock options to be granted, the performance of the named executive officer and his role, the impact of specific grants on the total compensation of the named executive officer, and the aggregate retention strength of all unvested equity held by such named executive officer and other key personnel.  During fiscal year 2017, the Compensation Committee approved grants of equity incentive awards to certain of our associates, including the following equity grants to our named executive officers:

David W. Sides — President and Chief Executive Officer.  On March 2, 2017, Mr. Sides was granted an option to purchase 100,000 shares of the company’s common stock at $1.18 per share, such options vesting in 36 substantially equal monthly installments commencing on April 2, 2017, subject to Mr. Sides’ continued employment with the company over such period.

Nicholas A. Meeks — Senior Vice President and Chief Financial Officer.  On March 2, 2017, Mr. Meeks was granted an option to purchase 75,000 shares of the company’s common stock at $1.18 per share, such options vesting in 36 substantially equal monthly installments commencing on April 2, 2017, subject to Mr. Meeks’ continued employment with the company over such period.

Randolph W. Salisbury — Senior Vice President and Chief Marketing Officer.  On March 2, 2017, Mr. Salisbury was granted an option to purchase 25,000 shares of the company’s common stock at $1.18 per share, such options vesting in 36 substantially equal monthly installments commencing on April 2, 2017, subject to Mr. Salisbury’s continued employment with the company over such period.

Shaun L. Priest — Senior Vice President and Chief Growth Officer.  On March 2, 2017, Mr. Priest was granted an option to purchase 50,000 shares of the company’s common stock at $1.18 per share, such options vesting in 36 substantially equal monthly installments commencing on April 2, 2017, subject to Mr. Priest’s continued employment with the company over such period.

Risk Considerations in our Compensation Program

The Compensation Committee generally structures the compensation of the executive officers to consist of both fixed and variable compensation.  The fixed (or base salary) portion of compensation is designed to provide a steady income so executives do not feel pressured to focus exclusively on short-term gains or annual stock price performance, which may be to the detriment of long-term appreciation and other business metrics. The variable portion of compensation (e.g., cash bonuses and stock option awards) is designed to reward both individual performance and overall company performance.  For individual and company performance, any cash bonuses are determined by the Compensation Committee.  Stock options will reward the recipient only if improved overall company performance is reflected in the stock price. The Compensation Committee believes that the variable components of compensation are sufficient to motivate executive officers to produce short-term and long-term company results, while the fixed element is also sufficient such that executives are not encouraged to take unnecessary or excessive risks in doing so.

Employment Agreements

Streamline has entered into employment agreements with each of Messrs. Sides, Meeks, Salisbury and Priest.  We describe each of these agreements in more detail below.

On September 10, 2014, the company entered into an employment agreement with Mr. Sides, when he joined the company.  The term of Mr. Sides’ employment agreement is two years, after which the agreement renews for successive one-year terms unless either party elects not to renew.  As amended, Mr. Sides’ employment agreement provides for an annual base salary of $340,000 (subject to increase at the discretion of the Compensation

Committee) and provides that Mr. Sides will be eligible for an annual cash bonus with a target amount of 65% of his annual base salary, based on the achievement of certain performance objectives.  Mr. Sides’ current annual base salary is $357,213.  In addition, Mr. Sides’ employment agreement contains standard non-competition and non-solicitation provisions.  Mr. Sides’ employment agreement further provides for standard expense reimbursement, vacation time, and other standard executive benefits.

On May 22, 2013, the company entered into an employment agreement with Mr. Meeks when he was appointed Senior Vice President and Chief Financial Officer of the company.  The initial term of Mr. Meeks’ employment agreement was one year, after which it renews for successive one-year terms unless either party elects not to renew.  As amended, Mr. Meeks’ employment agreement provides for an annual base salary of $270,000 (subject to increase at the discretion of the Compensation Committee) and provides that Mr. Meeks will be eligible for an annual cash bonus with a target amount of 40% of his annual base salary, based on the achievement of certain performance objectives.  Mr. Meeks’ current annual base salary is $283,669.   In addition, Mr. Meeks’ employment agreement contains standard non-competition and non-solicitation provisions.  Mr. Meeks’ employment agreement further provides for standard expense reimbursement, vacation time, and other standard executive benefits.

On February 3, 2014, the company entered into an employment agreement with Mr. Salisbury when he was appointed Senior Vice President and Chief Marketing Officer of the company.  The initial term of Mr. Salisbury’s employment agreement was one year, after which it renews for successive one-year terms unless either party elects not to renew.  As amended, Mr. Salisbury’s employment agreement provides for an annual base salary of $225,000 (subject to increase at the discretion of the Compensation Committee) and provides that Mr. Salisbury will be eligible for an annual cash bonus with a target amount of 50% of his annual base salary, based on the achievement of certain performance objectives.  Mr. Salisbury’s current annual base salary is $232,925.  In addition, Mr. Salisbury’s employment agreement contains standard non-competition and non-solicitation provisions.  Mr. Salisbury’s employment agreement further provides for standard expense reimbursement, vacation time, and other standard executive benefits.

Mr. Priest resigned from his position as our Senior Vice President and Chief Growth Officer effective May 25, 2018. Mr. Priest did not receive any severance in connection with his resignation.

Each of the employment agreements with Streamline’s named executive officers provides assurances to the company with regard to the availability of the executive’s services, provides protection for the Company’s confidential information and trade secrets, and restricts the ability of the executive officers to compete with the Company during their employment and for a specified period after its termination.  In return, the executive officers are provided assurances with regard to salary, other compensation and benefits, as well as severance benefits if their employment is terminated by the Company other than for “good cause.”  For this purpose, “good cause” includes the current use of illegal drugs, conviction of any crime which involves moral turpitude, fraud or misrepresentation, commission of any act which would constitute a felony and which adversely impacts the business or reputation of the Company, fraud, misappropriation or embezzlement of company funds or property; wrongful conduct which is materially injurious to the reputation, business or business relationships of the company; material violation or default on any of the provisions of the employment agreement, and the material and continuous failure to meet reasonable performance criteria or reasonable standards of conduct as established from time to time by the board of directors.

In addition, each of our named executive officers is provided additional assurances following a change of control of the company.  In such a situation, they would receive enhanced severance benefits, but only if their employment were terminated without “good cause” or if they chose to terminate their employment for “good reason.”  This additional “double trigger” change of control protection has been provided to our named executive officers because they are considered vulnerable in a change of control context due to their positions with the company, their relative levels of equity ownership and the stage of their careers.

Executive Stock Ownership Guidelines

Streamline has not adopted any stock ownership guidelines for executives.  Executives are eligible to participate in the ESPP, which allows participants to purchase the company’s common stock at an approximate 15% discount to the market price.

Stock Holding Periods

Streamline does not have any stock holding period requirements for executive officers beyond option exercise or restricted stock vesting.

Recoupment Policy

Streamline has not adopted a separate recoupment or “clawback” policy in the event of a financial restatement, but intends to do so once the SEC finalizes the rules on this matter required by the Dodd-Frank Act.

Income Deduction Limitations

Section 162(m) of the Code generally sets a limit of $1 million on the amount of compensation that the Company may deduct for federal income tax purposes in any given year with respect to the compensation of each of our named executive officers. For years beginning prior to January 1, 2018, the $1 million limitation did not apply to qualified performance-based compensation that satisfied certain requirements, including, among others, approval of the material terms of the plan by the Company’s shareholders. Effective for the years beginning on or after January 1, 2018, there is no exception for qualified performance-based compensation from the Section 162(m) limitation, but a transition rule applies to any such qualified performance-based compensation that is provided pursuant to a written binding contract in effect on November 2, 2017, to the extent not materially modified thereafter. Notwithstanding the foregoing, however, the Compensation Committee reserves the right to grant awards under the 2013 Plan that may not be deductible because of Section 162(m) of the Code as the Compensation Committee, in the exercise of its business judgment, determines appropriate to meet the Company’s compensation objectives.

Executive Compensation

Summary Compensation

The following table is a summary of certain information concerning the compensation earned by our named executive officers for the fiscal years presented. Each of our current named executive officers has an employment agreement that influences or defines certain of the elements of compensation shown below.  For a description of the material terms of these employment agreements, see “Compensation Discussion and Analysis—Employment Agreements.”

Summary Compensation Table

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Awards(2) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation (4) ($)	Total ($)
David W. Sides President and Chief Executive Officer	2017 2016	348,500 340,000	— —	— 660,000	65,628 —	— 46,410	10,800 10,733	424,928 1,057,143

Nicholas A. Meeks Senior Vice President and Chief Financial Officer	2017 2016	276,750 270,000	— —	— 308,000	49,221 —	— 22,680	10,600 10,717	336,571 611,397

Randolph W. Salisbury Senior Vice President and Chief Marketing Officer	2017 2016	230,625 225,000	— —	— 93,000	16,407 —	— 67,326	9,908 10,109	256,940 395,435

Shaun L. Priest Former Senior Vice President and Chief Growth Officer(5)	2017 2016	205,000 164,487	— —	— 70,500	32,814 59,287	— 30,479	4,936 5,667	242,750 330,420

(1)                   Includes amounts contributed by the named executive officers to our 401(k) Plan.

(2)                   The amounts included in the table above reflect the total grant date fair value and were determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The assumptions used in determining the grant date fair values of these awards are set forth in the footnotes to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018 filed with the SEC.

(3)                   Non-Equity Incentive Plan Compensation reported for all named executive officers consists of compensation earned pursuant to the cash bonus opportunity. Because in his capacity as Chief Growth Officer, Mr. Priest is responsible for leading the sales function for the company, his cash bonus opportunity also takes into account additional contingencies and increased opportunities based on certain sales performance targets not applicable to the other executive officers’ bonus payments.

(4)                   Reflects our matching contribution to the 401(k) Plan equal to a 100% match on the first 4% of the employee’s compensation which is available to all employees who participate in the plan.  Excludes group life insurance, health care insurance, ESPP discounts, long-term disability insurance and similar benefits provided to all employees that do not discriminate in scope, terms or operations in favor of the named executive officers.  Also excludes perquisites and other personal benefits, the aggregate amount of which with respect to each of the named executive officers does not exceed $10,000 reported for the fiscal years presented.

(5)                   Mr. Priest joined Streamline on April 6, 2016 as Senior Vice President and Chief Growth Officer. Mr. Priest resigned as our Senior Vice President and Chief Growth Officer effective May 25, 2018.

Equity Compensation Information

Outstanding Equity Awards at 2017 Fiscal Year End

The following table sets forth information with respect to the named executive officers equity awards outstanding as of January 31, 2018.

	Option Awards					Stock Awards
		Number of
		Securities						Market
		Underlying		Option		Number of		Value of
		Unexercised		Exercise	Option	Shares that		Shares that
		Options (#)		Price	Expiration	Have Not		Have Not
	Exercisable	Unexercisable		($)	Date	Vested (#)		Vested ($)
David W. Sides	250,000	—		4.15	9/9/2024	—		—
	60,000	40,000	(1)	4.565	9/9/2024	—		—
	50,000	—		4.28	1/7/2025	—		—
	104,166	20,834	(2)	2.58	7/7/2025	—		—
	27,778	72,222	(3)	1.18	3/1/2027	281,250	(5)	500,625

Nicholas A. Meeks	55,000	—		3.46	6/25/2022	—		—
	100,000	—		6.65	5/22/2023	—		—
	22,500	—		5.50	3/5/2024	—		—
	50,000	—		4.02	1/31/2025	—		—
	83,333	16,667	(2)	2.58	7/7/2025	—		—
	20,833	54,167	(3)	1.18	3/1/2027	131,250	(5)	233,625

Randolph W. Salisbury	125,000	—		6.14	2/2/2024	—		—
	30,000	—		4.00	9/14/2022	—		—
	50,000	—		4.02	1/31/2025	—		—
	52,083	10,417	(2)	2.58	7/7/2025	—		—
	18,056	6,944	(3)	1.18	3/1/2027	56,250	(6)	100,125

Shaun L. Priest(8)	43,750	31,250	(4)	1.41	4/5/2026	—		—
	13,888	36,112	(3)	1.18	3/1/2027	37,500	(7)	66,750

(1)                                 This option vests ratably annually beginning on the first anniversary of the grant date of September 10, 2014 until fully vested on September 10, 2019.

(2)                                 This option vests ratably monthly beginning on the first month after the grant date of July 8, 2015 until fully vested on July 8, 2018.

(3)                                 This option vests ratably monthly beginning on the first month after the grant date of March 2, 2017 until fully vested on March 2, 2020.

(4)                                 This option vests ratably monthly beginning on the first month after the grant date of April 6, 2016 until fully vested on April 6, 2019.

(5)                                 This restricted stock grant vests ratably annually beginning on the first anniversary after the grant date of February 4, 2016 until fully vested on February 4, 2020.

(6)                                 This restricted stock grant vests ratably annually beginning on the first anniversary after the grant date of May 26, 2016 until fully vested on May 26, 2020.

(7)                                 This restricted stock grant vests ratably annually beginning on the first anniversary after the grant date of April 6, 2016 until fully vested on April 6, 2020.

(8)                                 Mr. Priest resigned as our Senior Vice President and Chief Growth Officer effective May 25, 2018.

Director Compensation

For the 2017 fiscal year, we paid an annual retainer of $20,000 immediately following our 2017 Annual Meeting of Stockholders to each of our then-serving non-employee directors, other than our Chairman of the Board, whom we paid an annual retainer of $45,000. For the 2018 fiscal year, we will pay each of our non-employee directors an annual retainer of $20,000, other than our Chairman of the Board, whom we will pay an annual retainer of $45,000. In order to attract and retain high quality non-employee independent directors, we allow independent directors to accept restricted stock with a one-year vesting period, in equal value to all or a portion of their annual retainers, in lieu of cash.  For the 2017 fiscal year, we did not pay our directors additional fees for meeting attendance.

On June 1, 2017, we also granted each then-serving non-employee director whose service on the Board was continuing beyond the 2017 annual meeting of stockholders (other than the Chairman of the Board) $40,000 in restricted stock with a one-year vesting period.  We awarded the Chairman of the Board $55,000 in restricted stock with a one-year vesting period on such date. We made these awards pursuant to the 2013 Plan, and the awards were valued at the closing price of our common stock on the grant date. For the 2018 fiscal year, we expect to grant each non-employee director (other than the Chairman of the Board) $40,000 in restricted stock with a one-year vesting period, and we will award the Chairman of the Board $55,000 in restricted stock with a one-year vesting period.

On June 1, 2017, the company granted the following amounts of restricted stock to each of the Company’s then-serving non-employee directors whose service on the Board was continuing beyond the 2017 annual meeting of stockholders (other than Mr. Moseley, as discussed below): Michael K. Kaplan, 33,898 shares; Jonathan R. Phillips, 84,745 shares; Judith E. Starkey, 50,847 shares; and Michael G. Valentine, 50,847 shares.  These amounts include shares of restricted stock that certain directors agreed to accept in lieu of cash for all or a portion of their annual retainers.

We believe that awarding restricted stock to directors is a necessary component of their total compensation, including their retainer fees, and aligns their interests with those of our stockholders. Our Compensation Committee and board of directors have allowed a limited exception to this policy in connection with Mr. Moseley’s service as a director on our board to account for limitations on his ability to accept compensation for service as a director and in recognition that a grant of restricted stock to Noro-Moseley would not satisfy the intent of the board’s policy. For so long as Mr. Moseley remains a director on our board, we will pay the $60,000 cash equivalent value to Noro-Moseley instead of issuing restricted stock.

Mr. Sides, as our President and Chief Executive Officer, was not separately compensated for his service on our board of directors. See the Summary Compensation Table under “Executive Compensation—Summary Compensation” for information relating to the compensation paid to Mr. Sides. As a principal of Noro-Moseley, Mr. Moseley is not permitted to accept personal compensation for service on boards of directors of companies in which Noro-Moseley invests. Therefore, the fees relating to Mr. Moseley’s service as a director are paid directly to Noro-Moseley.  Retainer fees relating to Mr. Kaplan’s service as a director are paid on his behalf to his company, Altos Health Management. Retainer fees relating to Mr. Lucas’ service as a director will be paid on his behalf to Harbert Discovery Fund GP, LLC.

Director Compensation in 2017

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Michael K. Kaplan(3)	20,000	40,000	60,000
Kenan H. Lucas(4)	—	—	—
Allen S. Moseley(6)	—	—	—
Jonathan R. Phillips(5)	45,000	55,000	100,000
Judith E. Starkey(5)	20,000	40,000	60,000
Michael G. Valentine(5)	20,000	40,000	60,000

(1)                                 The amounts included in the table above for Stock Awards reflect the total grant date fair value and were determined in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of these awards are set forth in the footnotes to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018 filed with the SEC.

(2)                                 Represent the grant of restricted stock to Ms. Starkey and Mr. Valentine of $60,000 in restricted stock with a one-year vesting period, the grant of restricted stock to Mr. Kaplan of $40,000 in restricted stock with a one-year vesting period, and the grant to Mr. Phillips of $100,000 in restricted stock with a one-year vesting period.

(3)                                 As described above, retainer fees relating to Mr. Kaplan’s service as a director are paid on his behalf to his company, Altos Health Management.

(4)                                 Mr. Lucas was elected to the board of directors on January 18, 2018, and agreed to waive any fees relating to his service as a director in fiscal 2017.

(5)                                 This director elected to receive the annual retainer in the form of restricted stock.

(6)                                 As described above, Mr. Moseley is not permitted to accept personal compensation for service on our board. A total of $60,000 was paid to Noro-Moseley Partners VI, LP relating to his service as a director in fiscal 2017.

We also have entered into indemnification agreements with Messrs. Kaplan, Moseley, Phillips, Sides, Valentine, and Ms. Starkey. Each indemnification agreement provides that we will indemnify the covered individual to the full extent permitted by Delaware law. The indemnification agreement also requires that we maintain directors and officers liability insurance coverage substantially equivalent to our current coverage, provided that the costs of maintaining such insurance does not become substantially disproportionate to the coverage obtained and that such insurance is reasonably available to us. We also provide liability insurance for our directors and officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Shareholder Matters

Equity Compensation Plan Information

We maintain the 2013 Plan, pursuant to which we may grant awards of stock options, stock appreciation rights, restricted awards, performance awards, phantom stock awards and other stock-based awards.  We also maintain the ESPP, which allows employees to purchase the company’s common stock at an approximate 15% discount to the market price.

The following table presents additional information regarding securities authorized for issuance under our equity compensation plans as of January 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,873,156	(1)	$3.25	726,366	(3)
Equity compensation plans not approved by security holders	300,000	(2)	$4.43	—	(4)
Total	2,173,156	(1),(2)		726,366

(1)                                 Includes 1,873,156 options exercisable under the 2005 Incentive Compensation Plan and the 2013 Plan.  Does not include outstanding shares of previously awarded restricted stock.

(2)                                 Stock options granted under inducement grants in accordance with Nasdaq Marketplace Rule 5635(c)(4).  The terms and conditions of each inducement grant are similar to the terms and conditions of the stockholder-approved equity compensation plan in effect on the date of such inducement grant.

(3)                                 Includes 271,101 options or other share-based awards available under the 2013 Plan and 455,265 shares available under the ESPP as of January 31, 2018.

(4)                                 Our board of directors has not established any specific number of shares that could be issued without stockholder approval. Inducement grants to new key employees are determined on a case-by-case basis. Other than possible inducement grants, we expect that all equity awards will be made under stockholder-approved plans.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of May 1, 2018 by: (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock; (ii) each director and each nominee for director; (iii) each named executive officer; and (iv) all directors and current executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, which deem a person to beneficially own any shares the person has or shares voting or dispositive power over and any additional shares obtainable within 60 days through the conversion of preferred stock or the exercise of options or other purchase rights. Shares of common stock subject to preferred stock that is currently convertible or convertible within 60 days of May 1, 2018 and options or other rights to purchase that are currently exercisable or are exercisable within 60 days of May 1, 2018 (including shares subject to restrictions that lapse within 60 days of May 1, 2018) are deemed outstanding for purposes of computing the percentage ownership of the person holding such preferred stock, options or other rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned. The percentages are based on 20,034,446 shares of common stock outstanding as of May 1, 2018.  An asterisk indicates beneficial ownership of less than 1% of the common stock outstanding.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percent of Common Stock Owned
Five Percent Stockholders
Harbert Discovery Fund, LP(1)	1,841,637	9.2%
Nantahala Capital Management, LLC, Wilmot B. Harkey and Daniel Mack(2)	1,760,297	8.8%
Noro-Moseley Partners VI, L.P.(3)	1,633,333	8.2%

Niraj Gupta(4)	1,566,143	7.8%
First Light Asset Management, LLC and Mathew P. Arens(5)	1,420,544	7.1%
Great Point Partners, LLC(6)	1,231,695	6.1%
Tamarack Advisers, LP(8)	1,050,000	5.2%
IPP Holding Company, LLC(9)	989,477	4.9%
Directors and Executive Officers
Michael K. Kaplan(10)	188,605	*
Kenan H. Lucas(11)	1,841,637	9.2%
Nicholas A. Meeks(12)	505,913	2.5%
Allen S. Moseley(13)	1,633,333	8.2%
Jonathan R. Phillips(14)	687,466	3.4%
Shaun L. Priest (15)	209,642	1.0%
Randolph W. Salisbury(16)	452,549	2.3%
David W. Sides(7)	1,139,194	5.7%
Judith E. Starkey(17)	176,237	*
Michael G. Valentine(18)	150,756	*
All current directors and executive officers as a group (10 persons)(19)	6,985,332	34.9%

(1)                                 Based on (the Schedule 13D/A filed with the SEC on January 23, 2018. Harbert Discovery Fund, LP (the “Fund”) is deemed to have shared voting and dispositive power over 1,841,637 shares of common stock which it purchases, holds and sells for investment purposes. As further described below, each of Harbert Discovery Fund GP, LLC (the “Fund GP”), Harbert Fund Advisors, Inc. (“HFA”), Harbert Management Corporation (“HMC”), Jack Bryant, Kenan Lucas and Raymond Harbert exercises investment discretion over the funds for the purchase of the shares of common stock purchased by the fund, and by virtue of such status, may be deemed to be the beneficial owner of such shares. Jack Bryant and Kenan Lucas are directors and co-portfolio managers of the Fund GP, which serves as general partner of the Fund. Raymond Harbert is the controlling shareholder, Chairman and Chief Executive Officer of HMC, an alternative asset investment management firm that is the managing member of the Fund GP. Mr. Harbert also serves as the Chairman, Chief Executive Officer and Director of HFA, an indirect, wholly owned subsidiary of HMC, which provides the Fund with certain operational and administrative services. The address of the Fund, the Fund GP, HFA, HMC, Mr. Bryant, Mr. Lucas, and Mr. Harbert is 2100 Third Avenue North, Suite 600, Birmingham, AL 35203.

(2)                                 Based on the Schedule 13G filed with the SEC on February 14, 2018. Nantahala Capital Management, LLC (“Nantahala”) is deemed to have shared voting and dispositive power over 1,760,297 shares of common stock owned by funds and accounts for which is the investment adviser. By virtue of such status, Nantahala may be deemed to be the beneficial owner of such shares. Each of Wilmot B. Harkey and Daniel Mack, as managing members of Nantahala, has voting and investment power with respect to such shares and therefore may be deemed to be the beneficial owner thereof. The address of Nantahala and Messrs. Harkey and Mack is 19 Old Kings Highway S, Suite 200, Darien, CT 06820.

(3)                                 Based on the Schedule 13D filed with the SEC on August 29, 2012, as amended by the Schedule 13D/A filed with the SEC on September 5, 2013. Includes 1,633,333 shares of common stock issuable upon conversion of preferred stock, collectively beneficially owned by Noro-Moseley Partners VI, L.P. and its general partner, Moseley and Company VI, LLC (collectively, “Noro-Moseley”). Both entities are deemed to share voting and dispositive power of all 1,633,333 shares. Noro-Moseley’s address is 3284 Northside Parkway, N.W., Suite 525, Atlanta, GA 30327.

(4)                                 Based on the Schedule 13G/A filed with the SEC on February 14, 2018. Niraj Gupta is deemed to have sole voting and dispositive power over 1,566,143 shares of common stock. The shares of common stock are held by Mr. Gupta directly or through his individual retirement account. The address of Mr. Gupta is 1350 Avenue of the Americas, 4th Floor, New York, NY 10019.

(5)                                 Based on the Schedule 13G filed with the SEC on February 14, 2018. Mathew P. Arens is deemed to have sole voting and dispositive power over 45,500 shares of common stock and shared voting and dispositive power over 1,375,044 shares of common stock. First Light Asset Management, LLC (“First Light”) is deemed to have shared voting and dispositive power over 1,375,044 shares of common stock.  First Light is deemed to be the beneficial owner of these shares by virtue of the fact that it acts as investment advisor to certain persons, each of whom has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, these shares.  Mr. Arens also is deemed to be the beneficial owner of these shares because of his position as managing member and majority owner of First Light, and also owns additional shares of the common stock in his individual capacity. The address of Mr. Arens and First Light is 3300 Edinborough Way, Suite 201, Edina, MN 55435.

(6)                                 Based on the Schedule 13G/A filed with the SEC on February 14, 2018. Includes (i) 130,137 shares of common stock and (ii) 1,101,558 shares of common stock issuable upon conversion of preferred stock, collectively owned by funds and accounts for which GPP is the investment manager. By virtue of such status, GPP may be deemed to be the beneficial owner of such shares. Each of Dr. Jeffrey R. Jay, M.D., as senior managing member of GPP, and David Kroin, as special managing member of GPP, has voting and investment power with respect to such shares and therefore may be deemed to be the beneficial owner thereof. GPP, Dr. Jay, and Mr. Kroin disclaim beneficial ownership of such shares, except to the extent of their respective pecuniary interests therein. GPP’s address is 165 Mason Street, 3rd Floor, Greenwich, CT 06830.

(7)                                 Includes (i) stock options that are currently exercisable or exercisable within 60 days of May 1, 2018 to purchase 523,194 shares of common stock, (ii) 281,250 shares of restricted stock over which the holder has sole voting but no investment power, (iii) 50,000 shares of common stock held by a trust controlled by and for the benefit of Mr. Sides and (iv) 186,000 shares of common stock held in an individual retirement account. The address of Mr. Sides is 1230 Peachtree Street NE, Suite 600, Atlanta, GA 30309.

(8)                                 Based on the Schedule 13G/A filed with the SEC on February 14, 2018. Tamarack Advisers, LP (“Tamarack Advisers”) is deemed the beneficial owner of such shares pursuant to separate arrangements whereby it acts as investment adviser to certain persons.  Each person for whom Tamarack Advisers acts as investment adviser has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the common stock purchased or held pursuant to such arrangements.  Tamarack Capital GP, LLC (“Tamarack Capital”) is deemed to be the beneficial owner of such shares because of its position of general partner and majority owner of Tamarack Advisers. Justin J. Ferayorni is deemed to be the beneficial owner of such shares because he is the managing member and majority owner of Tamarack Capital. The address of Tamarack Advisers, Tamarack Capital and Mr. Ferayorni is 5050 Avenida Encinas, Suite 360, Carlsbad, CA 92008.

(9)                                 Based on the Schedule 13G filed with the SEC on April 18, 2013.  IPP Holding Company, LLC (“IPP”) and W. Ray Cross, a member and manager of IPP, are deemed to share voting and dispositive power over all 989,477 shares. The address of IPP and Mr. Cross is 2773 Marshall Drive, Tifton, GA 31794.

(10)                          Includes (i) 33,898 shares of restricted stock over which the holder has sole voting but no investment power, (ii) 25,000 shares of common stock held in a trust controlled by and for the benefit of Mr. Kaplan and (iii) 20,000 shares of common stock held in an individual retirement account.

(11)                          Based on the Schedule 13D/A filed with the SEC on January 23, 2018. Harbert Discovery Fund, LP (the “Fund”) is deemed to have shared voting and dispositive power over 1,841,637 shares of common stock which it purchases, holds and sells for investment purposes. As further described below, each of Harbert Discovery Fund GP, LLC (the “Fund GP”), Harbert Fund Advisors, Inc. (“HFA”), Harbert Management Corporation (“HMC”), Jack Bryant, Kenan Lucas and Raymond Harbert exercises investment discretion over the funds for the purchase of the shares of common stock purchased by the fund, and by virtue of such status, may be deemed to be the beneficial owner of such shares. Jack Bryant and Kenan Lucas are directors and co-portfolio managers of the Fund GP, which serves as general partner of the Fund. Raymond Harbert is the controlling shareholder, Chairman and Chief Executive Officer of HMC, an alternative asset investment management firm that is the managing member of the Fund GP. Mr. Harbert also serves as the Chairman, Chief Executive Officer and Director of HFA, an indirect, wholly owned subsidiary of HMC, which provides the Fund with certain operational and administrative services. Mr. Lucas, as director and co-portfolio manager of the Fund GP, has shared voting and investment power with respect to such shares and therefore may be deemed to be the beneficial owner thereof. The address of Mr. Lucas is 2100 Third Avenue North, Suite 600, Birmingham, AL 35203.

(12)                          Includes (i) stock options that are currently exercisable or exercisable within 60 days of May 1, 2018 to purchase 355,972 shares of common stock and (ii) 87,500 shares of restricted stock over which the holder has sole voting but no investment power.

(13)                          Based on the Schedule 13D filed with the SEC on August 29, 2012, as amended by the Schedule 13D/A filed with the SEC on September 5, 2013. Includes 1,633,333 shares of common stock issuable upon conversion of preferred stock, collectively beneficially owned by Noro-Moseley. Both entities are deemed to share voting and dispositive power of all 1,633,333 shares. Mr. Moseley, as a general partner at Noro-Moseley, has voting and investment power with respect to such shares and therefore may be deemed to be the beneficial owner thereof. Mr. Moseley disclaims beneficial ownership of such shares, except to the extent of his pecuniary interests therein. The address of Mr. Moseley is 1230 Peachtree Street NE, Suite 600, Atlanta, GA 30309.

(14)                          Includes (i) stock options that are currently exercisable or exercisable within 60 days of May 1, 2018 to purchase 10,000 shares of common stock, (ii) 84,745 shares of restricted stock over which the holder has sole voting but no investment power and (iii) 10,000 shares of common stock held by Mr. Phillips’s wife.

(15)                          Mr. Priest resigned as our Senior Vice President and Chief Growth Officer effective as of May 25, 2018. Includes (i) stock options that are currently exercisable or exercisable within 60 days of May 1, 2018 to purchase 75,000 shares of common stock, (iii) 89,430 shares of common stock held in an individual retirement account and (iv) 25,000 shares of restricted stock over which the holder has sole voting but no investment power.

(16)                          Includes (i) stock options that are currently exercisable or exercisable within 60 days of May 1, 2018 to purchase 246,180 shares of common stock, (ii) stock options that are currently exercisable or exercisable within 60 days of May 1, 2018 to purchase 30,000 shares of common stock and that are held by a limited liability company of which Mr. Salisbury is the managing member and the owner with his wife of all of the equity interests, (iii) 55,810 shares of common stock held in an individual retirement account and (iv) 56,250 shares of restricted stock over which the holder has sole voting but no investment power.

(17)                          Includes 50,847 shares of restricted stock over which the holder has sole voting but no investment power.

(18)                          Includes 50,847 shares of restricted stock over which the holder has sole voting but no investment power.

(19)                          Includes (i) stock options that are currently exercisable or exercisable within 60 days of May 1, 2018 to purchase 1,240,346 shares of common stock and (ii) 3,941,210 shares of common stock held indirectly.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Transactions with Related Persons

Since February 1, 2016, there have been no related party transactions required to be disclosed pursuant to Item 404 of Regulation S-K.

Review, Approval or Ratification of Transactions with Related Persons

Under Nasdaq Marketplace Rules, our Audit Committee (or another independent body of our board of directors) is required to conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis.  In accordance with our Audit Committee’s charter, the Audit Committee is responsible for overseeing all related party transactions.  For these purposes, a “related party transaction” refers to any transaction that is required to be disclosed pursuant to Item 404 of Regulation S-K.

In addition, all of our employees, officers and directors are required to comply with our Code of Conduct.  The Code of Conduct addresses, among other things, what actions are required when potential conflicts of interest may arise, including those from related party transactions.  Specifically, if an employee, officer or director believes a conflict of interest exists or may arise, he or she is required to disclose immediately the nature and extent of the conflict, or potential conflict, to his or her supervisor, who, along with appropriate officials of Streamline, will evaluate the conflict and take the appropriate action, if any, to ensure that our interests are protected.

Corporate Governance

We have established corporate governance practices designed to serve the best interest of our company and our stockholders.  We are in compliance with the current corporate governance requirements imposed by the rules and regulations of the SEC and the listing standards of The Nasdaq Stock Market (“Nasdaq”).  Set forth below is a description of the board’s standing committees.

Board of Directors and Committees Independence

Our board of directors has determined that Messrs. Kaplan, Lucas, Moseley, Phillips, and Valentine and Ms. Starkey are all “Independent Directors” in accordance with the standards set forth in Item 407(a)(1)(i) of Regulation S-K and in Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

There are no family relationships among any of the above-named nominees for director or among any of the nominees and any of our executive officers.

Standing committees of the board of directors currently include the Audit Committee, the Compensation Committee, the Governance and Nominating Committee, and the Strategy Committee. The Audit Committee is comprised entirely of independent directors.  Messrs. Valentine (Committee Chairman), Moseley and Phillips are presently the members of the Audit Committee.  The board of directors has determined that Mr. Valentine is an audit committee financial expert, The Compensation Committee is comprised entirely of independent directors. Ms. Starkey (Committee Chairwoman), Mr. Kaplan and Mr. Moseley are presently the members of the Compensation Committee. Mr. Phillips, as the independent Chairman of the Board, attends Compensation Committee meetings in a non-voting capacity.  The Governance and Nominating Committee is comprised entirely of independent directors. Mr. Kaplan (Committee Chairman), Mr. Phillips and Ms. Starkey are presently the members of the Governance and Nominating Committee. Messrs. Phillips (Committee Chairman), Moseley and Valentine are presently the members of the Strategy Committee.

Item 14.  Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees for the 2017 and 2016 fiscal years billed by RSM for audit and other services approved by the Audit Committee.

	2017	2016
Audit Fees	$438,160	$406,750
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$438,160	$406,750

Fees represented in the “Audit Fees” category include fees for audit work performed for our consolidated financial statements, and for fiscal year 2016 also includes fees for audit work performed in connection with our acquisition of Opportune IT Healthcare Solutions, Inc.

Audit Committee’s Pre-Approval Policies and Procedures

All audit-related services, tax services and other non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by RSM was compatible with the maintenance of the respective firm’s independence in the conduct of its auditing functions.  The Audit Committee’s outside auditor independence policy provides for pre-approval of audit, audit-related and tax services specifically described by the committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits

INDEX TO EXHIBITS

EXHIBITS

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 30, 2018

STREAMLINE HEALTH SOLUTIONS, INC.

By:	/s/ David W. Sides
David W. Sides
Chief Executive Officer