Form 10-Q
period 2018-04-30
STREAMLINE HEALTH SOLUTIONS INC.
filed 2018-06-13
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of May 30, 2018: 20,034,446

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	April 30, 2018	January 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,745,532	$4,619,834
Accounts receivable, net of allowance for doubtful accounts of $323,524 and $349,058, respectively	2,819,849	3,001,170
Contract receivables	923,274	223,791
Prepaid hardware and third-party software for future delivery	—	5,858
Prepaid client maintenance contracts	555,689	506,911
Other prepaid assets	608,363	742,232
Other current assets	545,431	546,885
Total current assets	9,198,138	9,646,681
Non-current assets:
Property and equipment:
Computer equipment	2,831,024	2,852,776
Computer software	730,950	730,950
Office furniture, fixtures and equipment	683,443	683,443
Leasehold improvements	729,348	729,348
	4,974,765	4,996,517
Accumulated depreciation and amortization	(3,981,311)	(3,834,153)
Property and equipment, net	993,454	1,162,364
Contract receivables, less current portion	686,658	—
Capitalized software development costs, net of accumulated amortization of $18,973,594 and $18,658,183, respectively	4,717,986	4,307,351
Intangible assets, net of accumulated amortization of $7,203,732 and $6,968,786, respectively	5,600,204	5,835,151
Goodwill	15,537,281	15,537,281
Other	577,570	642,226
Total non-current assets	28,113,153	27,484,373
	$37,311,291	$37,131,054
See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
	April 30, 2018	January 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,344,377	$421,425
Accrued compensation	829,062	342,351
Accrued other expenses	766,353	609,582
Current portion of term loan	596,984	596,984
Deferred revenues	7,301,408	9,481,807
Total current liabilities	10,838,184	11,452,149
Non-current liabilities:
Term loan, net of current portion and deferred financing cost of $110,542 and $128,275, respectively	3,769,840	3,901,353
Royalty liability	2,518,068	2,469,193
Lease incentive liability	254,933	274,128
Deferred revenues, less current portion	181,877	332,645
Total non-current liabilities	6,724,718	6,977,319
Total liabilities	17,562,902	18,429,468
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,849,985 redemption value, 4,000,000 shares authorized, 2,895,464 and 2,949,995 shares issued and outstanding, respectively	8,686,392	8,849,985
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 20,034,446 and 20,005,977 shares issued and outstanding, respectively	200,344	200,060
Additional paid in capital	82,115,469	81,776,606
Accumulated deficit	(71,253,816)	(72,125,065)
Total stockholders’ equity	11,061,997	9,851,601
	$37,311,291	$37,131,054

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30
	2018	2017
Revenues:
Systems sales	$1,131,674	$378,723
Professional services	238,314	420,035
Audit services	359,713	345,019
Maintenance and support	3,309,104	3,354,772
Software as a service	1,224,368	1,425,132
Total revenues	6,263,173	5,923,681
Operating expenses:
Cost of systems sales	249,984	566,051
Cost of professional services	706,230	715,215
Cost of audit services	393,979	440,639
Cost of maintenance and support	648,339	806,522
Cost of software as a service	316,387	339,376
Selling, general and administrative	3,249,057	3,373,528
Research and development	1,062,319	1,556,938
Total operating expenses	6,626,295	7,798,269
Operating loss	(363,122)	(1,874,588)
Other expense:
Interest expense	(116,218)	(127,268)
Miscellaneous expense	(87,645)	(38,044)
Loss before income taxes	(566,985)	(2,039,900)
Income tax expense	(1,714)	(2,608)
Net loss	$(568,699)	$(2,042,508)
Net loss per common share - basic and diluted	$(0.03)	$(0.10)
Weighted average number of common shares - basic and diluted	19,986,425	19,695,390

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended April 30
	2018	2017
Operating activities:
Net loss	$(568,699)	$(2,042,508)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	171,215	202,782
Amortization of capitalized software development costs	315,412	571,428
Amortization of intangible assets	234,947	333,057
Amortization of other deferred costs	119,910	100,815
Valuation adjustment for warrants liability	—	(31,210)
Share-based compensation expense	222,458	267,174
Other valuation adjustments	51,142	48,467
Gain on disposal of property and equipment	(1,555)	(720)
Provision for accounts receivable	(7,851)	187,134
Changes in assets and liabilities:
Accounts and contract receivables	(446,246)	618,647
Other assets	43,207	(97,889)
Accounts payable	922,952	(240,403)
Accrued expenses	622,020	382,530
Deferred revenues	(1,641,942)	(1,754,246)
Net cash provided by (used in) operating activities	36,970	(1,454,942)
Investing activities:
Purchases of property and equipment	(3,300)	(8,719)
Proceeds from sales of property and equipment	14,225	—
Capitalization of software development costs	(726,047)	(386,498)
Net cash used in investing activities	(715,122)	(395,217)
Financing activities:
Principal repayments on term loan	(149,246)	(163,951)
Principal payments on capital lease obligation	—	(33,811)
Payments related to settlement of employee shared-based awards	(46,904)	(28,927)
Net cash used in financing activities	(196,150)	(226,689)
Net decrease in cash and cash equivalents	(874,302)	(2,076,848)
Cash and cash equivalents at beginning of period	4,619,834	5,654,093
Cash and cash equivalents at end of period	$3,745,532	$3,577,245

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

April 30, 2018

NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, “our”, “Streamline”, or the “Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2019.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the fiscal year 2017 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes to the consolidated financial statements contained in the Annual Report on Form 10-K when reviewing interim financial results.
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
The table below provides information on our liabilities that are measured at fair value on a recurring basis:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At April 30, 2018
Royalty liability (1)	$2,518,000	$—	$—	$2,518,000

At January 31, 2018
Royalty liability (1)	$2,469,000	$—	$—	$2,469,000
 _______________

(1)
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

Revenue Recognition
We derive revenue from the sale of internally-developed software, either by licensing for local installation or by a software as a service (“SaaS”) delivery model, through our direct sales force or through third-party resellers. Licensed, locally-installed clients on a perpetual model utilize our support and maintenance services for a separate fee, whereas term-based locally installed license fees and SaaS fees include support and maintenance. We also derive revenue from professional services that support the implementation, configuration, training and optimization of the applications, as well as audit services provided to help clients review their internal coding audit processes. Additional revenues are also derived from reselling third-party software and hardware components.
We recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”), the new revenue recognition standards established by ASU 2014-09. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
We commence revenue recognition (Step 5 below) in accordance with that core principle after applying the following steps:

•	Step 1: Identify the contract(s) with a customer

•	Step 2: Identify the performance obligations in the contract

•	Step 3: Determine the transaction price

•	Step 4: Allocate the transaction price to the performance obligations in the contract in the contract

•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation
We follow the accounting revenue guidance under ASC 606 to determine whether contracts contain more than one performance obligation. Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.
If we determine that we have not satisfied a performance obligation, we will defer recognition of the revenue until the performance obligation is deemed to be satisfied. Maintenance and support and SaaS agreements are generally non-cancelable or contain significant penalties for early cancellation, although clients typically have the right to terminate their contracts for cause if we fail to perform material obligations. However, if non-standard acceptance periods, non-standard performance criteria, or cancellation or right of refund terms are required, revenue is recognized upon the satisfaction of such criteria.
Significant judgment is required to determine the standalone selling price (“SSP”) for each performance obligation, the amount allocated to each performance obligation and whether it depicts the amount that the Company expects to receive in exchange for the related product and/or service. As the selling prices of the Company’s software licenses are highly variable, the Company estimates SSP of its software licenses using the residual approach when the software license is sold with other services and observable SSPs exist for the other services. The Company estimates the SSP for maintenance, professional services, and audit services based on observable standalone sales.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Combination
The Company may execute more than one contract or agreement with a single customer. The Company evaluates whether the agreements were negotiated as a package with a single objective, whether the amount of consideration to be paid in one agreement depends on the price and/or performance of another agreement, or whether the good or services promised in the agreements represent a single performance obligation. The conclusions reached can impact the allocation of the transaction price to each performance obligation and the timing of revenue recognition related to those arrangements.
The Company has utilized the portfolio approach as the practical expedient. We have applied the revenue model to a portfolio of contracts with similar characteristics where we expected that the financial statements would not differ materially from applying it to the individual contracts within that portfolio.
Systems Sales
The Company’s software license arrangements provide the customer with the right to use functional intellectual property. Implementation, support, and other services are typically considered distinct performance obligations when sold with a software license unless these services are determined to significantly modify the software. Revenue is recognized at a point in time. Typically, this is upon shipment of components or electronic download of software.
Maintenance and Support Services
Our support and maintenance obligations include multiple discrete performance obligations, with the two largest being unspecified product upgrades or enhancements, and technical support, which can be offered at various points during a contract period. We believe that the multiple discrete performance obligations within our overall support and maintenance obligations can be viewed as a single performance obligation since both the unspecified upgrades and technical support are activities to fulfill the maintenance performance obligation and are rendered concurrently. Annual maintenance and support agreements entitle clients to technology support, version upgrades, bug fixes and service packs. We recognize maintenance and support revenue over time.
Software-Based Solution Professional Services
The Company provides various professional services to customers with software licenses. These include project management, software implementation and software modification services. Revenues from arrangements to provide professional services are generally distinct from the other promises in the contract and are recognized as the related services are performed. Consideration payable under these arrangements is either fixed fee or on a time-and-materials basis.
Software as a Service
SaaS-based contracts include use of the Company’s platform, implementation, support and other services which represent a single promise to provide continuous access to its software solutions. The Company recognizes revenue over time for the life of the contract.
We defer the direct costs, which includes salaries and benefits, for professional services related to SaaS contracts. These deferred costs will be amortized over the identical term as the associated revenues. As of April 30, 2018 and January 31, 2018, we had deferred costs of $406,000 and $471,000, respectively, net of accumulated amortization of $414,000 and $312,000, respectively. Amortization expense of these costs was $102,000 and $83,000 for the three months ended April 30, 2018 and 2017, respectively.
Audit Services
Audit services are a separate performance obligation. We recognize revenue over time as the services are performed.

Comparative GAAP Financials
The adoption of the new standard has the following impact to the Company’s condensed consolidated statements of operations:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended April 30, 2018
	As reported under ASC 606	Balances without adoption of ASC 606	Adjustments due to ASC 606
Revenues
Systems sales	$1,132,000	$1,239,000	$(107,000)
Maintenance and support	3,309,000	3,310,000	(1,000)

	As of April 30, 2018
	As reported under ASC 606	Balances without adoption of Topic 606	Adjustments due to ASC 606
Assets
Contract receivables, current	$923,000	$560,000	$363,000
Contract receivables, noncurrent	687,000	207,000	480,000

Liabilities
Deferred revenues, current	7,301,000	7,496,000	(195,000)

Shareholders’ Equity
Accumulated deficit	$(71,254,000)	$(72,292,000)	$1,038,000
Disaggregation of Revenue
The following table provides information about disaggregated revenue by revenue stream and solution:

	Three Months Ended April 30, 2018
	Content Management	Financial Management	Coding & CDI	Patient Care	Audit Services	Auditing Technology	Total
Systems sales	$260,000	$—	$867,000	$5,000	$—	$—	$1,132,000
Professional services	87,000	42,000	107,000	—	—	2,000	238,000
Audit services	—	—	—	—	360,000	—	360,000
Maintenance and support	1,605,000	—	1,505,000	199,000	—	—	3,309,000
Software as a service	677,000	441,000	58,000	35,000	—	13,000	1,224,000
Total revenue:	$2,629,000	$483,000	$2,537,000	$239,000	$360,000	$15,000	$6,263,000

Contract Receivables and Deferred Revenues
The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract. Our contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the three-month period ended April 30, 2018, we recognized $3,924,000 in revenue from deferred revenues outstanding as of January 31, 2018.
The cumulative effect of changes related to the adoption of ASC 606 are reflected in the opening balance of accumulated deficit as shown below:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As Reported	Adjustments	As Adjusted
	January 31, 2018	due to ASC 606	February 1, 2018
ASSETS
Contract receivables, current	$224,000	$283,000	$507,000
Contract receivables, noncurrent	—	468,000	468,000

LIABILITIES
Deferred revenues, current	9,482,000	(689,000)	8,793,000

STOCKHOLDERS’ EQUITY
Accumulated deficit	$(72,125,000)	$1,440,000	$(70,685,000)
Transaction price allocated to the remaining performance obligations
Revenue allocated to remaining performance obligations represents contracted revenue that will be recognized in future periods, which is comprised of deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Revenue allocated to remaining performance obligations was $26 million as of April 30, 2018, of which the Company expects to recognize approximately 57% over the next 12 months and the remainder thereafter.
Deferred commissions costs (contract acquisition costs)
Contract acquisition costs, which consists of sales commissions paid or payable, is considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial and renewal contracts are deferred and then amortized on a straight-line basis over a period of benefit, which the Company has determined to be the customer life. As a practical expedient, we expense sales commissions as incurred when the amortization period of related deferred commission costs would have been one year or less.
Deferred commissions costs paid and payable are included on the condensed consolidated balance sheets within other prepaid assets and other current assets, respectively. Amortization expense associated with sales commissions is included in selling, general and administrative expenses on the condensed consolidated statements of operations.
Severance
From time to time, we enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. For the three months ended April 30, 2018 and 2017, we incurred $13,000 and $55,000 in severance expenses, respectively. At April 30, 2018 and January 31, 2018, we had accrued severance expenses of $12,000 and zero, respectively.
Equity Awards
We account for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. We incurred total compensation expense related to stock-based awards of $222,000 and $267,000 for the three months ended April 30, 2018 and 2017, respectively.
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
We issue restricted stock awards in the form of our common stock. The fair value of these awards is based on the market closing price per share on the date of grant. We expense the compensation cost of these awards as the restriction period lapses, which is typically a one- to four-year service period to the Company. In the three months ended April 30, 2018, 26,062 shares of common stock were surrendered to the Company to satisfy tax withholding obligations totaling $47,000 in connection with the vesting of restricted stock awards. Shares surrendered by the restricted stock award recipients in accordance with the applicable plan are deemed canceled, and therefore are not available to be reissued.
Income Taxes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. We believe we have appropriately accounted for any uncertain tax positions. The Company has recorded $300,000 and $286,000 in reserves for uncertain tax positions and corresponding interest and penalties as of April 30, 2018 and January 31, 2018, respectively.
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
In accordance with ASC 260, securities are deemed not to be participating in losses if there is no obligation to fund such losses. As of April 30, 2018, there were 2,895,464 shares of preferred stock outstanding, each of which is convertible into one share of our common stock. For the three months ended April 30, 2018 and 2017, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in diluted EPS and therefore, was not included in the calculation. For the three months ended April 30, 2018 and 2017, 661,587 and 316,158, respectively, unvested restricted shares of common stock were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the calculation of the basic and diluted net loss per share of common stock:

	Three Months Ended
	April 30, 2018	April 30, 2017
Net loss	$(568,699)	$(2,042,508)
Weighted average shares outstanding - Basic	19,986,425	19,695,390
Stock options, restricted stock, Series A Convertible Preferred Stock and warrants	—	—
Weighted average shares outstanding - Diluted	19,986,425	19,695,390
Basic net loss per share of common stock	$(0.03)	$(0.10)
Diluted net loss per share of common stock	$(0.03)	$(0.10)

Diluted net loss per share excludes the effect of outstanding stock options that relate to 2,178,822 and 2,292,187 shares of common stock for the three months ended April 30, 2018 and 2017, respectively. The inclusion of these stock options would have been anti-dilutive. For the three months ended April 30, 2017, the warrants to purchase 1,400,000 shares of common stock would have an anti-dilutive effect if included in diluted net loss per share, and therefore were not included in the calculation. The warrants expired on February 16, 2018.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers,Topic 606 (“ASC 606”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2016, the FASB delayed the effective date by one year and the guidance became effective for us on February 1, 2018. The new revenue recognition guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application as an adjustment to retained earnings (modified retrospective method). We have decided to adopt the standard effective February 1, 2018 using the modified retrospective method.
We have completed our assessment of our systems, available data and processes that will be affected by the implementation of this new revenue recognition guidance. The Company’s formal accounting policies have been established. As a result of the implementation of this standard, the Company recorded an adjustment to increase retained earnings as of February 1, 2018 by $1.4 million, related primarily to the timing of revenue. The most significant impact relates to our accounting for term software license revenue. We expect revenue related to SaaS-based offerings, hardware sales, maintenance and support, and audit services to remain substantially unchanged. For arrangements which include both software license and maintenance and support components, we expect to recognize the revenue attributed to license upfront at a point in time rather than over the term of the contract. We also expect to recognize license revenues upfront rather than be restricted to payment amounts due under extended payment term contracts as required under the previous guidance. Additionally, the new revenue recognition guidance requires the capitalization of all incremental costs of obtaining a contract with a customer that an entity expects to recover. We have already been capitalizing sales commissions associated with new and renewal contracts. We did not identify any other costs that would be eligible for capitalization under the new guidance. As a result, we did not record any additional deferral for such costs upon adoption of the new guidance on February 1, 2018.
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

NOTE 3 — ACQUISITIONS AND DIVESTITURES
Acquisition of a Montefiore Medical Center Solution
On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, we paid Montefiore a one-time initial base royalty fee of $3,000,000, and we are obligated to pay on-going quarterly royalty amounts related to future sublicensing of CLG by us. Additionally, we have committed that Montefiore will receive at least an additional $3,000,000 of on-going royalty payments within the first six and one-half years of the license term. As of April 30, 2018 and January 31, 2018, the present value of this royalty liability was $2,518,000 and $2,469,000, respectively.
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

NOTE 4 — LEASES
We rent office space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2022. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows:

	Facilities	Equipment	Fiscal Year Totals
2018 (nine months remaining)	$783,000	$9,000	$792,000
2019	967,000	11,000	978,000
2020	504,000	11,000	515,000
2021	519,000	2,000	521,000
2022	445,000	—	445,000
Total	$3,218,000	$33,000	$3,251,000

Rent and leasing expense for facilities and equipment was $317,000 and $313,000 for the three months ended April 30, 2018 and 2017, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had capital leases to finance office equipment purchases that continued into the third quarter of fiscal 2017. The amortization expense of the leased equipment was included in depreciation expense. As of April 30, 2018, the Company had no capital lease obligations outstanding.

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

The Company was in compliance with the applicable financial loan covenants at April 30, 2018.
As of April 30, 2018, the Company had no outstanding borrowings under the revolving line of credit, and had accrued $25,000 in unused line fees. Based upon the borrowing base formula set forth in the Credit Agreement, as of April 30, 2018, the Company had access to the full amount of the $5,000,000 revolving line of credit.
Outstanding principal balances on debt consisted of the following at:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 30, 2018	January 31, 2018
Senior term loan	$4,478,000	$4,626,000
Deferred financing cost	(111,000)	(128,000)
Total	4,367,000	4,498,000
Less: Current portion	(597,000)	(597,000)
Non-current portion of debt	$3,770,000	$3,901,000

Future principal repayments of debt consisted of the following at April 30, 2018:

Fiscal year	Senior Term Loan (1)
2018	448,000
2019	4,030,000
Total repayments	$4,478,000
 _______________

(1)	Term loan balance on the condensed consolidated balance sheet is reported net of deferred financing costs of $111,000.

NOTE 6 — CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock
At April 30, 2018, we had 2,895,464 shares of Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) outstanding. Each share of the Preferred Stock is convertible into one share of the Company's common stock. The Preferred Stock does not pay a dividend; however, the holders are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the 10 day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the 60 day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.
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

NOTE 7 — INCOME TAXES
Income tax expense consists of federal, state and local tax provisions. For the three months ended April 30, 2018 and 2017, we recorded federal tax expense of zero. For the three months ended April 30, 2018 and 2017, we recorded state and local tax expense of $2,000 and $3,000, respectively.

NOTE 8 — SUBSEQUENT EVENTS
We have evaluated subsequent events occurring after April 30, 2018, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements.

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

Results of Operations
Revenues

	Three Months Ended
(in thousands):	April 30, 2018	April 30, 2017	Change	% Change
Systems Sales:
Proprietary software - perpetual license	$1,053	$114	$939	824%
Term license	43	264	(221)	(84)%
Hardware and third-party software	36	1	35	3,500%
Professional services	238	420	(182)	(43)%
Audit Services	360	345	15	4%
Maintenance and support	3,309	3,355	(46)	(1)%
Software as a service	1,224	1,425	(201)	(14)%
Total Revenues	$6,263	$5,924	$339	6%

Proprietary software and term licenses — Proprietary software revenue recognized for the three months ended April 30, 2018 increased by $939,000 over the prior comparable period due to a perpetual license sale of our Streamline Health® Abstracting™ solution and a delivery of our Streamline Health® Enterprise Content Management™ solution in the first quarter of fiscal 2018. The $221,000 decrease in term license revenue for the three months ended April 30, 2018 over the prior comparable period is primarily due to the adoption of the new revenue recognition standards effective February 1, 2018.
Hardware and third-party software — Revenue from hardware and third-party software sales for the three months ended April 30, 2018 increased by $35,000 over the prior comparable period. Fluctuations from period to period are a function of client demand.
Professional services — For the three-month period ended April 30, 2018, revenues from professional services decreased by $182,000 from the prior comparable period. This decrease in professional services revenue is primarily due to the completion of large implementation projects in fiscal 2017.
Audit services — Audit services revenue recognized for the three months ended April 30, 2018 remained consistent with revenue recognized for the prior comparable period.
Maintenance and support — Revenue from maintenance and support for the three months ended April 30, 2018 for the three months ended April 30, 2018 remained consistent with revenue recognized for the prior comparable period.
Software as a Service (SaaS) — Revenue from SaaS for the three months ended April 30, 2018 decreased by $201,000 from the prior comparable period. This decrease resulted primarily from cancellations by a few customers of our Financial Management solution.

Cost of Sales

	Three Months Ended
(in thousands):	April 30, 2018	April 30, 2017	Change	% Change
Cost of systems sales	$250	$566	$(316)	(56)%
Cost of professional services	706	715	(9)	(1)%
Cost of audit services	394	441	(47)	(11)%
Cost of maintenance and support	648	807	(159)	(20)%
Cost of software as a service	316	339	(23)	(7)%
Total cost of sales	$2,314	$2,868	$(554)	(19)%

The decrease in overall cost of sales for the three months ended April 30, 2018 from the comparable prior periods is primarily due to the reduction in amortization of capitalized software costs as a result of a few assets becoming fully amortized. In addition, the decrease in overall cost of sales for the three months ended April 30, 2018 from the comparable prior period is further attributed to the reduction in client support personnel costs.
Cost of systems sales includes amortization and impairment of capitalized software expenditures, royalties, and the cost of third-party hardware and software. The decrease in expense for the three-month period ended April 30, 2018 was primarily due to the reduction in amortization of capitalized software costs as a result of the internally-developed software acquired from Meta Health Technology, Inc. in 2012 reaching the end of its assigned economic life in the third quarter of fiscal 2017.
The cost of professional services includes compensation and benefits for personnel and related expenses. The expense for the three-month period remained consistent with the expense for the prior comparable period.
The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. The decrease in expense for the three-month period ended April 30, 2018 is attributed to the reduction in personnel costs from synergies resulting from the full integration of the acquired audit services business.
The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The decrease in expense for the three-month period was primarily due to a decrease in personnel costs.
The cost of SaaS solutions is relatively fixed, subject to inflation for the goods and services it requires. The expense for the three-month period remained consistent with the expense for the prior comparable period.
Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	April 30, 2018	April 30, 2017	Change	% Change
General and administrative expenses	$2,187	$2,227	$(40)	(2)%
Sales and marketing expenses	1,062	1,146	(84)	(7)%
Total selling, general, and administrative expense	$3,249	$3,373	$(124)	(4)%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. General and administrative expenses for the three months ended April 30, 2018 remained consistent with expenses for the comparable prior period as the decrease in bad debt expense was mostly offset by the increase in personnel costs.
Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. The decrease in sales and marketing expense for the three months ended April 30, 2018 from the comparable prior period was primarily due to a reduction in consultant fees and trade shows expense.
Product Research and Development

	Three Months Ended
(in thousands):	April 30, 2018	April 30, 2017	Change	% Change
Research and development expense	$1,062	$1,557	$(495)	(32)%
Plus: Capitalized research and development cost	726	386	340	88%
Total research and development cost	$1,788	$1,943	$(155)	(8)%

Product research and development cost consists primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and allocated occupancy expense. The decrease in total research and development cost for the three-month period ended April 30, 2018 from the prior comparable period is primarily due to a reduction in development personnel costs. The increase in capitalized research and development costs is a result of increased time dedicated to software development projects as well as additional capitalization of eligible benefits and occupancy costs in the first quarter of fiscal 2018. Research and development expenses for the three months ended April 30, 2018 and 2017, as a percentage of revenues, were 17% and 26%, respectively.

Other Income (Expense)

	Three Months Ended
(in thousands):	April 30, 2018	April 30, 2017	Change	% Change
Interest expense	$(116)	$(127)	$11	(9)%
Miscellaneous expense	(88)	(38)	(50)	132%
Total other expense	$(204)	$(165)	$(39)	24%

Interest expense consists of interest and commitment fees on the line of credit, interest on the term loans, and is inclusive of deferred financing cost amortization expense. Interest expense decreased for the three months ended April 30, 2018 from the prior comparable period primarily due to the reduction in outstanding principal on our term loan. Fluctuation in miscellaneous expense for the three-month period ended April 30, 2018 from the prior comparable period is primarily due to income recorded from revaluation adjustment to our warrant liability in the first quarter of fiscal 2017. Our warrants expired in February 2018.
Provision for Income Taxes
We recorded tax expense of $2,000 and $3,000, respectively, for the three months ended April 30, 2018 and 2017, which is comprised of estimated federal, state and local tax provisions.
Backlog

	April 30, 2018	April 30, 2017
Company proprietary software	$115,000	$11,234,000
Third-party hardware and software	—	100,000
Professional services	2,415,000	3,642,000
Audit services	703,000	1,634,000
Maintenance and support	12,978,000	18,084,000
Software as a service	9,903,000	13,194,000
Total	$26,114,000	$47,888,000
At April 30, 2018, we had contracts and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed, which if fully performed, would generate future revenues of $26,114,000 compared with $47,888,000 at April 30, 2017.
The Company’s proprietary software backlog consists of signed agreements to purchase either perpetual software licenses or term licenses. Typically, perpetual licenses included in backlog are either not yet generally available or the software is generally available and the client has not taken possession of the software. Term licenses included in backlog consist of signed agreements where the client has already taken possession, but the payment for the software is bundled with maintenance and support fees over the life of the contract. The decrease in backlog is primarily due to the termination of a multi-year term license agreement for our Clinical Analytics solution.
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
Maintenance and support backlog consists of maintenance agreements for perpetual licenses and/or third-party software or hardware, in each case consisting of signed agreements to purchase such services but that represent future performance for the contracted maintenance and support term. Clients typically prepay maintenance and support fees on an annual basis with some monthly pre-payment arrangements existing. Maintenance and support fees are generally billed 30-60 days prior to the beginning of the maintenance period. Maintenance and support backlog at April 30, 2018 was $12,978,000 as compared to $18,084,000 at April 30, 2017. The decrease in maintenance and support backlog is primarily due to revenue recognition on multi-year contracts and a cancellation by a customer of our Streamline Health® Enterprise Content Management™ (“ECM”) solution.
Relating specifically to SaaS-model client agreements signed as of April 30, 2018, the Company expects to generate revenues of $9,903,000 from such SaaS agreements through their respective renewal dates in fiscal years 2017 through 2022. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client and ultimately the official go-live on the system. Therefore, it is difficult for the Company to accurately predict the revenue it expects to recognize in any particular period. The decrease in SaaS backlog is a result of revenue recognition on multi-year contracts exceeding new bookings during the twelve month period ended April 30, 2018.
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

	Three Months Ended
In thousands, except per share data	April 30, 2018	April 30, 2017
Net loss	$(569)	$(2,043)
Interest expense	116	127
Income tax expense	2	3
Depreciation	171	203
Amortization of capitalized software development costs	315	571
Amortization of intangible assets	235	333
Amortization of other costs	103	84
EBITDA	373	(722)
Share-based compensation expense	222	267
Gain on disposal of fixed assets	(2)	(1)
Non-cash valuation adjustments to assets and liabilities	51	17
Adjusted EBITDA	$644	$(439)
Adjusted EBITDA margin (1)	10%	(7)%

Net loss per common share — diluted	$(0.03)	$(0.10)
Adjusted EBITDA per adjusted diluted share (2)	$0.03	$(0.02)
Diluted weighted average shares	19,986,425	19,695,390
Includable incremental shares — adjusted EBITDA (3)	3,075,198	—
Adjusted diluted shares	23,061,623	19,695,390
_______________

(1)	Adjusted EBITDA as a percentage of GAAP net revenues.

(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

(3)
The number of incremental shares that would be dilutive under an assumption that the Company is profitable during the reported period, which is only applicable for a period in which the Company reports a GAAP net loss. If a GAAP profit is earned in the reported periods, no additional incremental shares are assumed.

Application of Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018, except as described below.
We adopted the new revenue recognition standards (“ASC 606”) effective February 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. ASC 606 superseded nearly all existing revenue recognition guidance under GAAP. The core principle of ASC 606 is to recognize revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Refer to Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information regarding our revenue recognition policies under the new standard and the impact of adoption on our financial position and results of operations as of and for the three months ended April 30, 2018.

Liquidity and Capital Resources
Our liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. Our primary cash requirements include regular payment of payroll and other business expenses, capital expenditures, and principal and interest payments on debt. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded with cash generated by operations and borrowings under our credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash and cash equivalent balances at April 30, 2018 and January 31, 2018 were $3,746,000 and $4,620,000, respectively. The decrease in cash during the current fiscal period was primarily the result of payments made towards our debt and interest thereon, as well as payroll and accounts payable. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.
The Company has liquidity through the Credit Agreement described in more detail in Note 5 to our condensed consolidated financial statements included herein. The Company’s primary operating subsidiary has a $5,000,000 revolving line of credit that has not been drawn upon as of the date of this report. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary must comply with customary financial covenants, including the requirement that the Company maintain minimum liquidity of at least (i) $4,000,000 from February 1, 2018 through and including January 31, 2019, and (ii) $3,000,000 from February 1, 2019 through and including the maturity date of the credit facility. Pursuant to the Credit Agreement’s definition, the liquidity of the Company’s primary operating subsidiary as of April 30, 2018 was $8,746,000, which satisfies the minimum liquidity financial covenant in the Credit Agreement.
The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, calculated pursuant to the Credit Agreement and measured on a quarter-end basis, of at least the required amounts in the relevant table set forth in Note 5 to our condensed consolidated financial statements included in Part I, Item1 herein for the applicable period set forth therein. Our lender uses a measurement that is similar to Adjusted EBITDA, a non-GAAP financial measure described above. The required minimum EBITDA level for the four-quarter period ended April 30, 2018 was $(35,869).
The Company was in compliance with the applicable loan covenants at April 30, 2018. Based upon the borrowing base formula set forth in the Credit Agreement, as of April 30, 2018, the Company had access to the full amount of the $5,000,000 revolving line of credit.
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

Significant cash obligations

(in thousands)	April 30, 2018	January 31, 2018
Term loans (1)	$4,367	$4,498
Royalty liability (2)	2,518	2,469
_______________

(1)
Term loan balance is reported net of deferred financing costs of $111,000 and $128,000 as of April 30, 2018 and January 31, 2018, respectively. See Note 5 to the condensed consolidated financial statements for additional information.

(2)	See Note 3 to the condensed consolidated financial statements for additional information.

Operating cash flow activities

(in thousands)	Three Months Ended
	April 30, 2018	April 30, 2017
Net loss	$(569)	$(2,043)
Non-cash adjustments to net loss	1,106	1,679
Cash impact of changes in assets and liabilities	(500)	(1,091)
Net cash provided by (used in) operating activities	$37	$(1,455)

The increase in net cash provided by operating activities is due to lower payments made towards accounts payables in the three-month period ended April 30, 2018 over the prior comparable period.
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
Investing cash flow activities

(in thousands)	Three Months Ended
	April 30, 2018	April 30, 2017
Purchases of property and equipment	$(3)	$(9)
Proceeds from sales of property and equipment	14	—
Capitalized software development costs	(726)	(386)
Net cash used in investing activities	$(715)	$(395)
The increase in cash used for investing activities in the three months ended April 30, 2018 over the prior comparable period is primarily the result of the increase in capitalized software development cost, which is associated with the higher effort spent on software development projects, as well as additional capitalization of eligible benefits and occupancy costs in the first quarter of fiscal 2018.
Financing cash flow activities

(in thousands)	Three Months Ended
	April 30, 2018	April 30, 2017
Principal repayments on term loan	$(149)	$(164)
Principal payments on capital lease obligations	—	(34)
Return of shares of common stock in connection with the vesting or exercise of equity incentive awards	(47)	(29)
Net cash used in financing activities	$(196)	$(227)
The slight decrease in cash used in financing activities in the three months ended April 30, 2018 over the prior comparable period was primarily the result of the termination of a capital lease in the third quarter of fiscal 2017.

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

Changes in Internal Control over Financial Reporting

The Company adopted ASC 606, Revenue from Contracts with Customers, on February 1, 2018, which required management to make changes to our policies and processes and to implement new or modify existing internal controls over financial reporting. This included modifications to our existing internal controls over contract reviews and new controls related to the enhanced disclosure requirements.
There were no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The Company is currently investing in the eValuator platform as well as in new software-based technologies relating to high automation and machine-based analytics regarding a client’s coding audit process. The return on this investment requires that the product developments continue to be defined and completed in a timely and cost-effective manner, there remains general interest in the marketplace (for both existing and future clients) for this technology, the demand for the product generates sufficient revenue in light of the development costs and that the Company is able to execute a successful product launch for these technologies. If the Company is unable to meet these requirements when launching these technologies, or if there is a delay in the launch process, the Company may not see an increase in revenue to offset the current development costs or otherwise translate to added growth and revenue for the Company.

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
We provide remote SaaS-model solutions for clients, including the storage of critical patient, financial and administrative data. We have security measures in place to prevent or detect misappropriation of protected health information. We must maintain facility and systems security measures to preserve the confidentiality of data belonging to clients, as well as their patients, that resides on computer equipment in our data center, which we handle via application hosting services, or that is otherwise in our possession. Notwithstanding efforts undertaken to protect data, it can be vulnerable to infiltration as well as unintentional lapse. If confidential information is compromised, we could face claims for contract breach, penalties and other liabilities for violation of applicable laws or regulations, significant costs for remediation and re-engineering to prevent future occurrences and serious harm to our reputation.

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
In order to draw upon its revolving line of credit, pursuant to the terms of the third amendment to the Credit Agreement entered into as of June 19, 2017, the Company is required to maintain minimum liquidity of at least (i) $5,000,000 through January 31, 2018, (ii) $4,000,000 from February 1, 2018 through and including January 31, 2019, and (iii) $3,000,000 from February 1, 2019 through and including the maturity date of the credit facility. The Company was in compliance with the applicable loan covenants at April 30, 2018.
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
In August 2012, we completed a private offering of preferred stock, warrants and convertible notes to a group of investors for gross proceeds of $12 million. In November 2012, the convertible notes converted into shares of preferred stock. Subject to the terms of the Subordination and Intercreditor Agreement, the preferred stock is redeemable at the option of the holders thereof anytime after August 31, 2016 if not previously converted into shares of common stock. We may not achieve the thresholds required to trigger automatic conversion of the preferred stock and, alternatively, holders may not voluntarily elect to convert the preferred stock into common stock. The election of the holders of our preferred stock to redeem the preferred stock could subject us to decreased liquidity and other negative impacts on our business, results of operations, and financial condition. Under the terms of the Subordination and Intercreditor Agreement among the preferred stockholders, the Company and Wells Fargo, our obligation to redeem the preferred stock is subordinated to our obligations under the senior term loan and the preferred stock may not be redeemed without the consent of Wells Fargo. For additional information regarding the terms, rights and preferences of the preferred stock, see Note 14 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2018 and our other SEC filings.

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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted and contains significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35 percent to 21 percent and creates new taxes focused on foreign-sourced earnings and related-party payments. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 ("SAB 118") on December 22, 2017, which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of April 30, 2018, in accordance with SAB 118. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts during fiscal 2019. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made and could impact our net income and our earnings per share, as well as our consolidated cash flows and liquidity.

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
As of April 30, 2018, we had 2,895,464 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 14 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2018 and our other SEC filings.

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

Item 2.   ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information with respect to our repurchases of common stock during the three months ended April 30, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
February 1 - February 28	21,274	$1.82	—	—
March 1 - March 31	—	—	—	—
April 1 - April 30	4,788	1.71	—	—
Total	26,062	$1.80	—	—
 _______________
(1) Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended April 30, 2018.

Item 6.   EXHIBITS
See Index to Exhibits.

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
101
The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10-Q for the three-month period ended April 30, 2018 filed with the SEC on June 13, 2018, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at April 30, 2018 and January 31, 2018, (ii) Condensed Consolidated Statements of Operations for three-month periods ended April 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the three-month periods ended April 30, 2018 and 2017, and (iv) Notes to the Condensed Consolidated Financial Statements.

_______________

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.
DATE: June 13, 2018	By:	/S/ David W. Sides
David W. Sides Chief Executive Officer
DATE: June 13, 2018	By:	/S/ Nicholas A. Meeks
Nicholas A. Meeks Chief Financial Officer