Form 10-Q
period 2018-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2018-09-12
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000‑28132

STREAMLINE HEALTH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	31‑1455414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1230 Peachtree Street, NE, Suite 600,

Atlanta, GA 30309

(Address of principal executive offices) (Zip Code)

(888) 997‑8732

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes ☐        No ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of August 30, 2018: 20,039,893

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	July 31, 2018	January 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,246,395	$4,619,834
Accounts receivable, net of allowance for doubtful accounts of $267,221 and $349,058, respectively	2,238,088	3,001,170
Contract receivables	826,277	223,791
Prepaid hardware and third-party software for future delivery	—	5,858
Prepaid client maintenance contracts	560,004	506,911
Other prepaid assets	828,257	742,232
Other current assets	367,326	546,885
Total current assets	8,066,347	9,646,681
Non-current assets:
Property and equipment:
Computer equipment	2,876,707	2,852,776
Computer software	704,562	730,950
Office furniture, fixtures and equipment	662,157	683,443
Leasehold improvements	582,271	729,348
	4,825,697	4,996,517
Accumulated depreciation and amortization	(3,956,221)	(3,834,153)
Property and equipment, net	869,476	1,162,364
Contract receivables, less current portion	683,031	—
Capitalized software development costs, net of accumulated amortization of $19,304,635 and $18,658,183, respectively	5,190,076	4,307,351
Intangible assets, net of accumulated amortization of $7,438,679 and $6,968,786, respectively	5,365,257	5,835,151
Goodwill	15,537,281	15,537,281
Other	378,672	642,226
Total non-current assets	28,023,793	27,484,373
	$36,090,140	$37,131,054

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	July 31, 2018	January 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$789,239	$421,425
Accrued compensation	883,386	342,351
Accrued other expenses	1,402,972	609,582
Current portion of term loan	596,984	596,984
Deferred revenues	8,273,251	9,481,807
Other	37,135	—
Total current liabilities	11,982,967	11,452,149
Non-current liabilities:
Term loan, net of current portion and deferred financing cost of $92,808 and $128,275, respectively	3,638,328	3,901,353
Royalty liability	874,437	2,469,193
Deferred revenues, less current portion	882,672	332,645
Other	316,514	274,128
Total non-current liabilities	5,711,951	6,977,319
Total liabilities	17,694,918	18,429,468
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,686,392 and $8,849,985 redemption value, 4,000,000 shares authorized, 2,895,464 and 2,949,995 shares issued and outstanding, respectively	8,686,392	8,849,985
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 20,039,893 and 20,005,977 shares issued and outstanding, respectively	200,399	200,060
Additional paid in capital	82,284,455	81,776,606
Accumulated deficit	(72,776,024)	(72,125,065)
Total stockholders’ equity	9,708,830	9,851,601
	$36,090,140	$37,131,054

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Revenues:
Systems sales	$385,875	$328,692	$1,517,549	$707,415
Professional services	271,121	571,812	509,435	991,847
Audit services	247,843	294,441	607,556	639,460
Maintenance and support	3,216,251	3,278,562	6,525,355	6,633,334
Software as a service	1,147,642	1,442,652	2,372,010	2,867,784
Total revenues	5,268,732	5,916,159	11,531,905	11,839,840
Operating expenses:
Cost of systems sales	289,890	596,799	539,874	1,162,850
Cost of professional services	697,467	543,206	1,403,697	1,258,421
Cost of audit services	300,081	391,439	694,060	832,078
Cost of maintenance and support	566,248	768,140	1,214,587	1,574,662
Cost of software as a service	281,872	285,832	598,259	625,208
Selling, general and administrative	2,518,893	2,790,171	5,767,950	6,163,699
Research and development	1,212,845	1,495,972	2,275,164	3,052,910
Loss on exit of operating lease	806,163	—	806,163	—
Total operating expenses	6,673,459	6,871,559	13,299,754	14,669,828
Operating loss	(1,404,727)	(955,400)	(1,767,849)	(2,829,988)
Other expense:
Interest expense	(110,385)	(120,377)	(226,603)	(247,645)
Miscellaneous expense	(5,383)	(19,681)	(93,028)	(57,725)
Loss before income taxes	(1,520,495)	(1,095,458)	(2,087,480)	(3,135,358)
Income tax expense	(1,713)	(2,607)	(3,427)	(5,215)
Net loss	$(1,522,208)	$(1,098,065)	$(2,090,907)	$(3,140,573)
Net loss per common share - basic and diluted	$(0.08)	$(0.06)	$(0.10)	$(0.16)
Weighted average number of common shares - basic and diluted	19,971,090	19,834,859	19,978,757	19,765,125

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended July 31,
	2018	2017
Operating activities:
Net loss	$(2,090,907)	$(3,140,573)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	324,640	403,090
Amortization of capitalized software development costs	646,452	1,143,624
Amortization of intangible assets	469,894	666,114
Amortization of other deferred costs	228,497	161,064
Valuation adjustment for warrants liability	—	(45,831)
Other valuation adjustments	56,211	86,192
Gain on disposal of fixed assets	(1,555)	(720)
Loss on exit of operating lease	806,163	—
Share-based compensation expense	366,906	555,229
Provision for accounts receivable	(64,154)	166,170
Changes in assets and liabilities:
Accounts and contract receivables	292,442	99,086
Other assets	105,148	(333,401)
Accounts payable	367,814	449,929
Accrued expenses	587,226	(352,132)
Deferred revenues	(1,618,004)	(822,867)
Net cash provided by (used in) operating activities	476,773	(965,026)
Investing activities:
Purchases of property and equipment	(14,457)	(9,812)
Proceeds from sales of property and equipment	14,225	—
Capitalization of software development costs	(1,529,177)	(844,448)
Net cash used in investing activities	(1,529,409)	(854,260)
Financing activities:
Principal repayments on term loan	(298,492)	(813,197)
Principal payments on capital lease obligation	—	(68,149)
Payments related to settlement of employee shared-based awards	(57,699)	(37,002)
Proceeds from exercise of stock options and stock purchase plan	35,388	—
Net cash used in financing activities	(320,803)	(918,348)
Net decrease in cash and cash equivalents	(1,373,439)	(2,737,634)
Cash and cash equivalents at beginning of period	4,619,834	5,654,093
Cash and cash equivalents at end of period	$3,246,395	$2,916,459

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2018

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, “our”, “Streamline”, or the “Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10‑Q of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10‑K, Commission File Number 0‑28132. Operating results for the six months ended July 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2019.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the fiscal year 2017 Annual Report on Form 10‑K. Users of financial information for interim periods are encouraged to refer to the footnotes to the consolidated financial statements contained in the Annual Report on Form 10‑K when reviewing interim financial results.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

		Quoted Prices in	Significant Other	Significant
	Total Fair	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At July 31, 2018
Royalty liability (1) (3)	$874,000	$—	$—	$874,000

At January 31, 2018
Royalty liability (1) (2)	$2,469,000	$—	$—	$2,469,000

(1)

The initial fair value of royalty liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. Fair value adjustments are included within miscellaneous expense in the condensed consolidated statements of operations.

(2)

The fair value of the royalty liability was determined based on the probability-weighted revenue scenarios for the Streamline Health® Clinical AnalyticsTM solution (“Clinical Analytics”) licensed from Montefiore Medical Center (discussed in Note 3 - Acquisitions and Divestitures).

(3)

Following the modification of the Royalty Agreement in the second quarter of fiscal 2018 (discussed in Note 3 - Acquisitions and Divestitures), the royalty liability was significantly reduced as a result of the commitment to fulfill a portion of our obligation by providing incremental maintenance services. The fair value of the royalty liability was determined based on the portion of the modified royalty commitment payable in cash.

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

We recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”), the new revenue recognition standards established by ASU 2014‑09. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

Maintenance and Support Services

Our maintenance and support obligations include multiple discrete performance obligations, with the two largest being unspecified product upgrades or enhancements, and technical support, which can be offered at various points during a contract period. We believe that the multiple discrete performance obligations within our overall maintenance and support obligations can be viewed as a single performance obligation since both the unspecified upgrades and technical support are activities to fulfill the maintenance performance obligation and are rendered concurrently. Annual maintenance and support agreements entitle clients to technology support, version upgrades, bug fixes and service packs. We recognize maintenance and support revenue over time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

We defer the direct costs, which includes salaries and benefits, for professional services related to SaaS contracts. These deferred costs will be amortized over the identical term as the associated revenues. As of July 31, 2018, and January 31, 2018, we had deferred costs of $335,000 and $471,000, respectively, net of accumulated amortization of $443,000 and $312,000, respectively. Amortization expense of these costs was $91,000 and $43,000 for the three months ended July 31, 2018 and 2017, respectively, and $193,000 and $126,000 for the six months ended July 31, 2018 and 2017, respectively.

Audit Services

Audit services are a separate performance obligation. We recognize revenue over time as the services are performed.

Comparative GAAP Financials

The adoption of the new standard has the following impact to the Company’s condensed consolidated statements of operations for the six months ended July 31, 2018:

	Six Months Ended July 31, 2018
	As reported under ASC 606	Balances without adoption of ASC 606	Adjustments due to ASC 606
Revenues
Systems sales	$1,518,000	$2,008,000	$(490,000)
Maintenance and support	6,525,000	6,529,000	(4,000)

	As of July 31, 2018
	As reported under ASC 606	Balances without adoption of Topic 606	Adjustments due to ASC 606
Assets
Contract receivables, current	$826,000	$474,000	$352,000
Contract receivables, noncurrent	683,000	190,000	493,000

Liabilities
Deferred revenues, current	8,273,000	8,414,000	(141,000)

Shareholders' Equity
Accumulated deficit	$(72,776,000)	$(73,762,000)	$986,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Six Months Ended July 31, 2018
	Recurring Revenue	Non-recurring Revenue	Total
Systems sales	$166,000	$1,352,000	$1,518,000
Professional services	—	509,000	509,000
Audit services	—	608,000	608,000
Maintenance and support	6,525,000	—	6,525,000
Software as a service	2,372,000	—	2,372,000
Total revenue:	$9,063,000	$2,469,000	$11,532,000

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract. Our contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the six-month period ended July 31, 2018, we recognized $6,791,000 in revenue from deferred revenues outstanding as of January 31, 2018.

The cumulative effect of changes related to the adoption of ASC 606 are reflected in the opening balance of accumulated deficit as shown below:

	As Reported January 31, 2018	Adjustments due to ASC 606	As Adjusted February 1, 2018
ASSETS
Contract receivables, current	$224,000	$283,000	$507,000
Contract receivables, noncurrent	—	468,000	468,000

LIABILITIES
Deferred revenues, current	9,482,000	(689,000)	8,793,000

STOCKHOLDERS' EQUITY
Accumulated deficit	$(72,125,000)	$1,440,000	$(70,685,000)

Transaction price allocated to the remaining performance obligations

Revenue allocated to remaining performance obligations represents contracted revenue that will be recognized in future periods, which is comprised of deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Revenue allocated to remaining performance obligations was $23 million as of July 31, 2018, of which the Company expects to recognize approximately 62% over the next 12 months and the remainder thereafter.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

Severance

From time to time, we enter into termination agreements with associates that may include supplemental cash payments, as well as contributions to health and other benefits for a specific time period subsequent to termination. For the three months ended July 31, 2018 and 2017, we incurred $4,000 and $3,000 in severance expenses, respectively, and $17,000 and $58,000 for the six months ended July 31, 2018 and 2017, respectively. At July 31, 2018 and January 31, 2018, we had accrued severance expenses of $6,000 and zero, respectively.

Equity Awards

We account for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. We incurred total compensation expense related to stock-based awards of $144,000 and $288,000 for the three months ended July 31, 2018 and 2017, respectively, and $367,000 and $555,000 for the six months ended July 31, 2018 and 2017, respectively .

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

We issue restricted stock awards in the form of our common stock. The fair value of these awards is based on the market closing price per share on the date of grant. We expense the compensation cost of these awards as the restriction period lapses, which is typically a one- to four-year service period to the Company. In the six months ended July 31, 2018, 33,392 shares of common stock were surrendered to the Company to satisfy tax withholding obligations totaling $58,000 in connection with the vesting of restricted stock awards. Shares surrendered by the restricted stock award recipients in accordance with the applicable plan are deemed canceled, and therefore are not available to be reissued.

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

We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. We believe we have appropriately accounted for any uncertain tax positions. The Company has recorded $314,000 and $286,000 in reserves for uncertain tax positions and corresponding interest and penalties as of July 31, 2018 and January 31, 2018, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

In accordance with ASC 260, securities are deemed not to be participating in losses if there is no obligation to fund such losses. As of July 31, 2018, there were 2,895,464 shares of preferred stock outstanding, each of which is convertible into one share of our common stock. For the three and six months ended July 31, 2018 and 2017, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in diluted EPS and therefore, was not included in the calculation. For the three and six months ended July 31, 2018 and 2017, 649,087 and 831,587, respectively, unvested restricted shares of common stock were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.

The following is the calculation of the basic and diluted net loss per share of common stock:

	Three Months Ended
	July 31, 2018	July 31, 2017
Net loss	$(1,522,208)	$(1,098,065)
Weighted average shares outstanding - Basic	19,971,090	19,834,859
Stock options, restricted stock, Series A Convertible Preferred Stock and warrants	—	—
Weighted average shares outstanding - Diluted	19,971,090	19,834,859
Basic net loss per share of common stock	$(0.08)	$(0.06)
Diluted net loss per share of common stock	$(0.08)	$(0.06)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

	Six Months Ended
	July 31, 2018	July 31, 2017
Net loss	$(2,090,907)	$(3,140,573)
Weighted average shares outstanding - Basic	19,978,757	19,765,125
Stock options, restricted stock, Series A Convertible Preferred Stock and warrants	—	—
Weighted average shares outstanding - Diluted	19,978,757	19,765,125
Basic net loss per share of common stock	$(0.10)	$(0.16)
Diluted net loss per share of common stock	$(0.10)	$(0.16)

Diluted net loss per share excludes the effect of outstanding stock options that relate to 1,763,795 and 2,239,047 shares of common stock for the three and six months ended July 31, 2018 and 2017, respectively. The inclusion of these stock options would have been anti-dilutive. For the three and six months ended July 31, 2017, the warrants to purchase 1,400,000 shares of common stock would have an anti-dilutive effect if included in diluted net loss per share, and therefore were not included in the calculation. The warrants expired on February 16, 2018.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers,Topic 606 (“ASC 606”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014‑09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2016, the FASB delayed the effective date by one year and the guidance became effective for us on February 1, 2018. The new revenue recognition guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application as an adjustment to retained earnings (modified retrospective method). We have decided to adopt the standard effective February 1, 2018 using the modified retrospective method.

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

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

about leasing arrangements. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The update will be effective for us on February 1, 2019. Early adoption of the update is permitted. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to clarify how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The ASU should be applied using a retrospective transition method to each period presented. The standard became effective for us on February 1, 2018. Early adoption of this update is permitted. The adoption of this ASU did not have a significant impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business, to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard became effective for us on February 1, 2018. For the periods included in this report, there was no impact on our financial position or results of operations as a result of the adoption of this update.

In January 2017, the FASB issued ASU 2017‑04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. The standard will be effective for us on February 1, 2020. Early adoption of this update is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017‑09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting, to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update became effective for us on February 1, 2018. For the periods included in this report, there was no impact on our financial position or results of operations as a result of the adoption of this update.

NOTE 3 — ACQUISITIONS AND DIVESTITURES

Acquisition of a Montefiore Medical Center Solution

On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15‑year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, we paid Montefiore a one-time initial base royalty fee of $3,000,000. Additionally, we originally committed that Montefiore would receive at least an additional $3,000,000 of on-going royalty payments related to future sublicensing of CLG by us within the first six and one-half years of the license term. On July 1, 2018, we entered into a joint amendment to the Royalty Agreement and the existing Software License and Support Agreement with Montefiore to modify the payment obligations of the parties under both agreements. According to the modified provisions, our obligation to pay on-going royalties under the Royalty Agreement was replaced with the obligation to (i) provide maintenance services for 24 months and waive associated maintenance fees, and (ii) pay $1,000,000 in cash by July 31, 2020. As a result of the commitment to fulfill a portion of our obligation by providing maintenance services at no cost, the royalty liability was significantly reduced, with a corresponding increase to deferred revenues. The fair value of the royalty liability as of July 31, 2018 was determined based on the amount payable in cash. As of July 31, 2018, and January 31, 2018, the present value of this royalty liability was $874,000 and $2,469,000, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Acquisition of Opportune IT Healthcare Solutions, Inc.

On September 8, 2016, we completed the acquisition of substantially all of the assets of Opportune IT Healthcare Solutions, Inc. (“Opportune IT”), a provider of coding compliance, recovery audit contractor consulting, and ICD‑10 readiness and training to hospitals, physicians and medical groups. As consideration under the asset purchase agreement, we made a cash payment for the total purchase price of $1,400,000. The Company also assumed certain current operating liabilities of Opportune IT.

NOTE 4 — LEASES

We rent office space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2022. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows:

	Facilities	Equipment	Fiscal Year Totals
2018 (six months remaining)	$524,000	$4,000	$528,000
2019	967,000	7,000	974,000
2020	504,000	7,000	511,000
2021	519,000	7,000	526,000
2022	445,000	11,000	456,000
Total	$2,959,000	$36,000	$2,995,000

In the second quarter of fiscal 2018, we closed our New York office and subleased the office space for the remaining period of the original lease term. As a result of vacating and subleasing the office, we recorded an $806,000 loss on exit of the operating lease in the second quarter of fiscal 2018. As of July 31, 2018, the total minimum rentals to be received under this non-cancelable sublease was $360,000.

Rent and leasing expense for facilities and equipment was $486,000 and $312,000 for the three months ended July 31, 2018 and 2017, respectively, and $803,000 and $625,000 for the six months ended July 31, 2018 and 2017.

In fiscal 2018, we entered into a new capital lease to finance our equipment purchases. Total cost and accumulated depreciation of fixed assets acquired under our outstanding capital lease were $67,000 and $17,000 as of July 31, 2018, respectively. As of January 31, 2018, we had no capital lease obligations outstanding. The current and non-current portions of our capital lease obligation are included in other current and other non-current liabilities, respectively. The amortization expense of the leased equipment was included in depreciation expense.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

The Company was in compliance with the applicable financial loan covenants at July 31, 2018.

As of July 31, 2018, the Company had no outstanding borrowings under the revolving line of credit, and had accrued $32,000 in unused line fees. Based upon the borrowing base formula set forth in the Credit Agreement, as of July 31, 2018, the Company had access to the full amount of the $5,000,000 revolving line of credit.

Outstanding principal balances on debt consisted of the following at:

	July 31, 2018	January 31, 2018
Senior term loan	$4,328,000	$4,626,000
Capital lease (1)	67,000	—
Total	4,395,000	4,626,000
Deferred financing cost	(93,000)	(128,000)
Total	4,302,000	4,498,000
Less: Current portion	(634,000)	(597,000)
Non-current portion of debt	$3,668,000	$3,901,000

(1)	The current and non-current portions of our capital lease obligation are included in other current and other non-current liabilities, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Future principal repayments of debt consisted of the following at July 31, 2018:

Fiscal year	Senior Term Loan (1)
2018	$298,000
2019	4,030,000
Total repayments	$4,328,000

(1)	Term loan balance on the condensed consolidated balance sheet is reported net of deferred financing costs of $93,000.

NOTE 6 — CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

At July 31, 2018, we had 2,895,464 shares of Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) outstanding. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The Preferred Stock does not pay a dividend; however, the holders are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the 10 day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the 60 day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.

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

NOTE 7 — INCOME TAXES

Income tax expense consists of federal, state and local tax provisions. For the six months ended July 31, 2018 and 2017, we recorded federal tax expense of zero. For the six months ended July 31, 2018 and 2017, we recorded state and local tax expense of $3,000 and $5,000, respectively.

NOTE 8 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after July 31, 2018, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements.

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

Results of Operations

Revenues

	Three Months Ended
(in thousands):	July 31, 2018	July 31, 2017	Change	% Change
Systems Sales:
Proprietary software - perpetual license	$191	$55	$136	247%
Term license	122	216	(94)	(44)%
Hardware and third-party software	73	57	16	28%
Professional services	271	572	(301)	(53)%
Audit Services	248	294	(46)	(16)%
Maintenance and support	3,216	3,279	(63)	(2)%
Software as a service	1,148	1,443	(295)	(20)%
Total Revenues	$5,269	$5,916	$(647)	(11)%

	Six Months Ended
(in thousands):	July 31, 2018	July 31, 2017	Change	% Change
System Sales:
Proprietary software - perpetual license	$1,244	$170	$1,074	632%
Term license	165	480	(315)	(66)%
Hardware and third-party software	109	58	51	88%
Professional services	509	992	(483)	(49)%
Audit services	608	639	(31)	(5)%
Maintenance and support	6,525	6,633	(108)	(2)%
Software as a service	2,372	2,868	(496)	(17)%
Total Revenues	$11,532	$11,840	$(308)	(3)%

Proprietary software and term licenses — Proprietary software revenue recognized for the three and six months ended July 31, 2018 increased by $136,000 and $1,074,000 over the prior comparable periods. These increases are attributable to two perpetual license sales of our Streamline Health® Abstracting™ solution, one in the first and another in the second quarter of fiscal 2018. Term license revenue for the three and six months ended July 31, 2018 decreased $94,000 and $315,000, respectively, over the prior comparable periods. These decreases are primarily due to the adoption of the new revenue recognition standards effective February 1, 2018.

Hardware and third-party software — Revenue from hardware and third-party software sales for the three and six months ended July 31, 2018 increased by $16,000 and $51,000, respectively, over the prior comparable periods. Fluctuations from period to period are a function of client demand.

Professional services — For the three- and six-month periods ended July 31, 2018, revenues from professional services decreased by $301,000 and $483,000, respectively, from the prior comparable periods. These decreases in professional services revenue are primarily due to the completion of large implementation projects in fiscal 2017.

Audit services — Audit services revenue recognized for the three and six months ended July 31, 2018 decreased by $46,000 and $31,000, respectively, over the prior comparable periods. These decreases are primarily due to a reduction in demand from one of our customers.

Maintenance and support — Revenue from maintenance and support for the three and six months ended July 31, 2018 decreased by $63,000 and $108,000, respectively, over the prior comparable periods. These decreases are primarily due to cancellation by a customer of our Streamline Health® Enterprise Content Management™ solution. The customer cancellation rate has not exceeded the Company’s plan for fiscal 2018.

Software as a Service (SaaS) — Revenue from SaaS for the three and six months ended July 31, 2018 decreased by $295,000 and $496,000, respectively, from the prior comparable periods. These decreases resulted primarily from cancellations by a few customers of our Financial Management and Clinical Analytics solutions. The customer cancellation rate has not exceeded the Company’s plan for fiscal 2018.

Cost of Sales

	Three Months Ended
(in thousands):	July 31, 2018	July 31, 2017	Change	% Change
Cost of systems sales	$290	$597	$(307)	(51)%
Cost of professional services	697	543	154	28%
Cost of audit services	300	391	(91)	(23)%
Cost of maintenance and support	566	768	(202)	(26)%
Cost of software as a service	282	286	(4)	(1)%
Total cost of sales	$2,135	$2,585	$(450)	(17)%

	Six Months Ended
(in thousands):	July 31, 2018	July 31, 2017	Change	% Change
Cost of system sales	$540	$1,163	$(623)	(54)%
Cost of professional services	1,404	1,258	146	12%
Cost of audit services	694	832	(138)	(17)%
Cost of maintenance and support	1,215	1,575	(360)	(23)%
Cost of software as a service	598	625	(27)	(4)%
Total cost of sales	$4,451	$5,453	$(1,002)	(18)%

The decrease in overall cost of sales for the three and six months ended July 31, 2018 from the comparable prior periods is primarily due to the reduction in amortization of capitalized software costs as a result of a few assets becoming fully amortized. In addition, the decrease in overall cost of sales for the six months ended July 31, 2018 from the comparable prior period is further attributed to the reduction in client support personnel costs.

Cost of systems sales includes amortization and impairment of capitalized software expenditures and the cost of third-party hardware and software. The decrease in expense for the three- and six-month periods ended July 31, 2018 from the comparable prior periods was primarily due to the reduction in amortization of capitalized software costs as a result of assets becoming fully amortized, including the internally-developed software acquired from Meta Health Technology, Inc. (“Meta”) in 2012 which reached the end of its assigned economic life in the third quarter of fiscal 2017.

The cost of professional services includes compensation and benefits for personnel and related expenses. The increase in expense for the three- and six-month periods from the prior comparable periods is primarily due to the decrease in professional services related to SaaS implementations, for which costs are deferred and amortized ratably over the estimated life of the SaaS customer relationship, as well as the increase in amortization of these deferred implementation costs upon completion of additional projects.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. The decrease in expense for the three- and six-month periods ended July 31, 2018 is attributed to the reduction in personnel costs from synergies resulting from the full integration of the acquired audit services business.

The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The decrease in expense for the three- and six-month periods was primarily due to a decrease in personnel costs and a reduction in third-party maintenance contracts.

The cost of SaaS solutions is relatively fixed, subject to inflation for the goods and services it requires. The expense for the three- and six-month periods ended July 31, 2018 remained consistent with the expense for the prior comparable periods.

Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	July 31, 2018	July 31, 2017	Change	% Change
General and administrative expenses	$1,513	$1,765	$(252)	(14)%
Sales and marketing expenses	1,006	1,025	(19)	(2)%
Total selling, general, and administrative expense	$2,519	$2,790	$(271)	(10)%

	Six Months Ended
(in thousands):	July 31, 2018	July 31, 2017	Change	% Change
General and administrative expenses	$3,701	$3,993	$(292)	(7)%
Sales and marketing expenses	2,067	2,171	(104)	(5)%
Total selling, general, and administrative expense	$5,768	$6,164	$(396)	(6)%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The decrease in general and administrative expenses for the three and six months ended July 31, 2018 from the comparable prior periods is primarily attributed to a reduction in bad debt expense and in amortization of intangible assets, including intangibles from the 2012 Meta acquisition that reached the end of their assigned economic lives in the third quarter of fiscal 2017.

Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. The decrease in sales and marketing expense for the three and six months ended July 31, 2018 from the comparable prior periods was primarily due to a reduction in sales, marketing, and investor relations consultant fees.

Product Research and Development

	Three Months Ended
(in thousands):	July 31, 2018	July 31, 2017	Change	% Change
Research and development expense	$1,213	$1,496	$(283)	(19)%
Plus: Capitalized research and development cost	803	458	345	75%
Total research and development cost	$2,016	$1,954	$62	3%

	Six Months Ended
(in thousands):	July 31, 2018	July 31, 2017	Change	% Change
Research and development expense	$2,275	$3,053	$(778)	(25)%
Plus: Capitalized research and development cost	1,529	844	685	81%
Total research and development cost	$3,804	$3,897	$(93)	(2)%

Product research and development cost consists primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and allocated occupancy expense. Total research and development cost for the three- and six-month periods ended July 31, 2018 remained consistent with the cost incurred in the prior comparable periods. The decrease in research and development expenses is primarily attributed to the increase in capitalized research and development costs, which is a result of increased time dedicated to software development projects as well as additional capitalization of eligible benefits and occupancy costs in fiscal 2018. Research and development expenses for the six months ended July 31, 2018 and 2017, as a percentage of revenues, were 20% and 26%, respectively.

Loss on exit of operating lease

	Three Months Ended
(in thousands):	July 31, 2018	July 31, 2017	Change	% Change
Loss on exit of operating lease	$806	$—	$806	100%

	Six Months Ended
(in thousands):	July 31, 2018	July 31, 2017	Change	% Change
Loss on exit of operating lease	$806	$—	$806	100%

In an effort to reduce our operating expenses, we closed our New York office in the second quarter of fiscal 2018 and subleased the office space for the remaining period of the original lease term, which ends on November 2019. As a result of vacating and subleasing the office, we recorded an $806,000 loss on exit of the operating lease in the second quarter of fiscal 2018, which captures the net cash flows associated with the vacated premises, including receipts of rent from our sublessee, and the loss incurred on the disposals of fixed assets.

Other Expense

	Three Months Ended
(in thousands):	July 31, 2018	July 31, 2017	Change	% Change
Interest expense	$(110)	$(120)	$10	(8)%
Miscellaneous expense	(5)	(20)	15	(75)%
Total other expense	$(115)	$(140)	$25	(18)%

	Six Months Ended
(in thousands):	July 31, 2018	July 31, 2017	Change	% Change
Interest expense	$(227)	$(248)	$21	(8)%
Miscellaneous expense	(93)	(58)	(35)	60%
Total other expense	$(320)	$(306)	$(14)	5%

Interest expense consists of interest and commitment fees on the line of credit, interest on the term loan, and is inclusive of deferred financing cost amortization expense. Interest expense decreased for the three and six months ended July 31, 2018 from the prior comparable periods primarily due to the reduction in outstanding principal on our term loan. Fluctuation in miscellaneous expense for the three- and six-month periods ended July 31, 2018 from the prior comparable periods is primarily due to revaluation adjustments to our royalty liability and our warrant liability. Our warrants expired in February 2018.

Provision for Income Taxes

We recorded tax expense of $2,000 and $3,000, respectively, for the three months ended July 31, 2018 and 2017, and $3,000 and $5,000, respectively, for the six months ended July 31, 2018 and 2017, which is comprised of estimated federal, state and local tax provisions.

Backlog

	July 31, 2018	July 31, 2017
Company proprietary software	$53,000	$11,458,000
Third-party hardware and software	—	50,000
Professional services	1,867,000	3,517,000
Audit services	1,019,000	1,454,000
Maintenance and support	11,489,000	16,583,000
Software as a service	8,936,000	13,300,000
Total	$23,364,000	$46,362,000

At July 31, 2018, we had contracts and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed, which if fully performed, would generate future revenues of $23,364,000 compared with $46,362,000 at July 31, 2017.

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

Maintenance and support backlog consists of maintenance agreements for perpetual licenses and/or third-party software or hardware, in each case consisting of signed agreements to purchase such services but that represent future performance for the contracted maintenance and support term. Clients typically prepay maintenance and support fees on an annual basis with some monthly pre-payment arrangements existing. Maintenance and support fees are generally billed 30‑60 days prior to the beginning of the maintenance period. Maintenance and support backlog at July 31, 2018 was $11,489,000 as compared to $16,583,000 at July 31, 2017. The decrease in maintenance and support backlog is primarily due to revenue recognition on multi-year contracts and a cancellation by a customer of our Streamline Health® Enterprise Content Management™ (“ECM”) solution.

Relating specifically to SaaS-model client agreements signed as of July 31, 2018, the Company expects to generate revenues of $8,936,000 from such SaaS agreements through their respective renewal dates in fiscal years 2018 through 2022. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client and ultimately the official go-live on the system. Therefore, it is difficult for the Company to accurately predict the revenue it expects to recognize in any particular period. The decrease in SaaS backlog is a result of recognition on multi-year contracts exceeding new bookings during the twelve month period ended July 31, 2018, as well as cancellations by a few customers of our Financial Management and Clinical Analytics solutions.

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

Use of Non-GAAP Financial Measures

In order to provide investors with greater insight, and allow for a more comprehensive understanding of the information used by management and the Board of Directors in its financial and operational decision-making, the Company has supplemented the Condensed Consolidated Financial Statements presented on a GAAP basis in this quarterly report on Form 10‑Q with the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities, despite the advantages regarding the use and analysis of these measures as mentioned above. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share, as disclosed in this quarterly report on Form 10‑Q, have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA, and its variations are:

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

Adjusted EBITDA has all the inherent limitations of EBITDA. To properly and prudently evaluate our business, we encourage readers to review the GAAP financial statements included elsewhere in this quarterly report on Form 10‑Q, and not rely on any single financial measure to evaluate our business. We also strongly urge readers to review the reconciliation of these non-GAAP financial measures to the most comparable GAAP measure in this section, along with the Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10‑Q.

The following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net loss, a comparable GAAP-based measure, as well as Adjusted EBITDA per diluted share to net loss per diluted share. All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended		Six Months Ended
In thousands, except per share data	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Net loss	$(1,522)	$(1,098)	$(2,091)	$(3,141)
Interest expense	110	120	227	248
Income tax expense	2	3	3	5
Depreciation	153	200	325	403
Amortization of capitalized software development costs	331	572	646	1,144
Amortization of intangible assets	235	333	470	666
Amortization of other costs	91	43	193	126
EBITDA	(600)	173	(227)	(549)
Share-based compensation expense	144	288	367	555
Gain on disposal of fixed assets	—	—	(2)	(1)
Non-cash valuation adjustments to assets and liabilities	5	23	56	40
Loss on exit of operating lease	806	—	806	—
Adjusted EBITDA	$355	$484	$1,000	$45
Adjusted EBITDA margin (1)	7%	8%	9%	—%

Net loss per common share — diluted	$(0.08)	$(0.06)	$(0.10)	$(0.16)
Adjusted EBITDA per adjusted diluted share (2)	$0.02	$0.02	$0.04	$—
Diluted weighted average shares	19,971,090	19,834,859	19,978,757	19,765,125
Includable incremental shares — adjusted EBITDA (3)	3,053,210	3,378,484	3,064,204	3,322,319
Adjusted diluted shares	23,024,300	23,213,343	23,042,961	23,087,444

(1)	Adjusted EBITDA as a percentage of GAAP net revenue.
(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.
(3)

The number of incremental shares that would be dilutive under an assumption that the Company is profitable during the reported period, which is only applicable for a period in which the Company reports a GAAP net loss. If a GAAP profit is earned in the reported periods, no additional incremental shares are assumed.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10‑K for the fiscal year ended January 31, 2018. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10‑K for the fiscal year ended January 31, 2018, except as described below.

We adopted the new revenue recognition standards (“ASC 606”) effective February 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. ASC 606 superseded nearly all existing revenue recognition guidance under GAAP. The core principle of ASC 606 is to recognize revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Refer to Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10‑Q for additional information regarding our revenue recognition policies under the new standard and the impact of adoption on our financial position and results of operations as of and for the six months ended July 31, 2018.

Liquidity and Capital Resources

Our liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. Our primary cash requirements include regular payment of payroll and other business expenses, capital expenditures, and principal and interest payments on debt. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded with cash generated by operations and borrowings under our credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash and cash equivalent balances at July 31, 2018 and January 31, 2018 were $3,246,000 and $4,620,000, respectively. The decrease in cash during the current fiscal period was primarily the result of payments made towards our debt and interest thereon, as well as payroll and accounts payable. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.

The Company has liquidity through the Credit Agreement described in more detail in Note 5 to our condensed consolidated financial statements included herein. The Company’s primary operating subsidiary has a $5,000,000 revolving line of credit that has not been drawn upon as of the date of this report. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary must comply with customary financial covenants, including the requirement that the Company maintain minimum liquidity of at least (i) $4,000,000 from February 1, 2018 through and including January 31, 2019, and (ii) $3,000,000 from February 1, 2019 through and including the maturity date of the credit facility. Pursuant to the Credit Agreement’s definition, the liquidity of the Company’s primary operating subsidiary as of July 31, 2018 was $8,246,000, which satisfies the minimum liquidity financial covenant in the Credit Agreement.

The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, calculated pursuant to the Credit Agreement and measured on a quarter-end basis, of at least the required amounts in the relevant table set forth in Note 5 to our condensed consolidated financial statements included in Part I, Item1 herein for the applicable period set forth therein. Our lender uses a measurement that is similar to Adjusted EBITDA, a non-GAAP financial measure described above. The required minimum EBITDA level for the four-quarter period ended July 31, 2018 was $414,953.

The Company was in compliance with the applicable loan covenants at July 31, 2018. Based upon the borrowing base formula set forth in the Credit Agreement, as of July 31, 2018, the Company had access to the full amount of the $5,000,000 revolving line of credit.

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

Significant cash obligations

(in thousands)	July 31, 2018	January 31, 2018
Term loan (1)	$4,235	$4,498
Royalty liability (2)	874	2,469

(1)

Term loan balance is reported net of deferred financing costs of $93,000 and $128,000 as of July 31, 2018 and January 31, 2018, respectively. See Note 5 to the condensed consolidated financial statements for additional information.

(2)	See Note 3 to the condensed consolidated financial statements for additional information.

Operating cash flow activities

	Six Months Ended
(in thousands)	July 31, 2018	July 31, 2017
Net loss	$(2,091)	$(3,141)
Non-cash adjustments to net loss	2,833	3,135
Cash impact of changes in assets and liabilities	(265)	(959)
Net cash provided by (used in) operating activities	$477	$(965)

The increase in net cash provided by operating activities is due to two large perpetual license sales of our Streamline Health® Abstracting™ solution, one in the first and another in the second quarter of fiscal 2018, as well as the reduction in our personnel cost and professional fees in the six-month period ended July 31, 2018 as compared to the prior comparable period.

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

Investing cash flow activities

	Six Months Ended
(in thousands)	July 31, 2018	July 31, 2017
Purchases of property and equipment	$(14)	$(10)
Proceeds from sales of property and equipment	14	—
Capitalized software development costs	(1,529)	(844)
Net cash used in investing activities	$(1,529)	$(854)

The increase in cash used for investing activities in the six months ended July 31, 2018 over the prior comparable period is primarily the result of the increase in capitalized software development costs, which is associated with the higher effort spent on software development projects, as well as additional capitalization of eligible benefits and occupancy costs in fiscal 2018.

Financing cash flow activities

	Six Months Ended
(in thousands)	July 31, 2018	July 31, 2017
Principal repayments on term loan	$(298)	$(813)
Principal payments on capital lease obligations	—	(68)
Proceeds from exercise of stock options and stock purchase plan	35	—
Return of shares of common stock in connection with the vesting or exercise of equity incentive awards	(58)	(37)
Net cash used in financing activities	$(321)	$(918)

The decrease in cash used in financing activities in the six months ended July 31, 2018 as compared to the prior year period was primarily the result of higher prepayments towards the term loan in fiscal 2017, as well as the termination of a capital lease during the third quarter of fiscal 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that there is reasonable assurance that the information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a‑15(e) and 15d‑15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, projections of any evaluation of effectiveness of our disclosure controls and procedures to future periods are subject to the risk that controls or procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls or procedures may deteriorate.

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

We have previously disclosed by way of current reports on Form 8-K filed with the SEC that on June 20, 2018, Nicholas A. Meeks, the Company’s Chief Financial Officer, left the Company in order to pursue another opportunity. Effective June 18, 2018, Luciana Mullen, Controller, was appointed as the principal accounting officer of the Company to succeed Nicholas Meeks in this capacity. Also effective June 18, 2018, David Sides, President, Chief Executive Officer and a member of the Company’s board of directors, was appointed as the interim principal financial officer of the Company to succeed Nicholas Meeks in this capacity. The Company’s board of directors appointed Thomas J. Gibson as the Company’s Chief Financial Officer effective as of September 10, 2018, on which date Mr. Gibson assumed the role of principal financial officer. These events caused a change that was reasonably likely to materially affect our internal control over financial reporting during the quarter ended July 31, 2018.

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

If internally generated funds are not available from operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Our access to funds under our revolving credit facility or pursuant to arrangements with other financial institutions is dependent on the financial institution’s ability to meet funding commitments. Financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience high volumes of borrowing requests from other borrowers within a short period of time.

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

In order to draw upon its revolving line of credit, pursuant to the terms of the third amendment to the Credit Agreement entered into as of June 19, 2017, the Company is required to maintain minimum liquidity of at least (i) $5,000,000 through January 31, 2018, (ii) $4,000,000 from February 1, 2018 through and including January 31, 2019, and (iii) $3,000,000 from February 1, 2019 through and including the maturity date of the credit facility. The Company was in compliance with the applicable loan covenants at July 31, 2018.

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

In August 2012, we completed a private offering of preferred stock, warrants and convertible notes to a group of investors for gross proceeds of $12 million. In November 2012, the convertible notes converted into shares of preferred stock. Subject to the terms of the Subordination and Intercreditor Agreement, the preferred stock is redeemable at the option of the holders thereof anytime after August 31, 2016 if not previously converted into shares of common stock. We may not achieve the thresholds required to trigger automatic conversion of the preferred stock and, alternatively, holders may not voluntarily elect to convert the preferred stock into common stock. The election of the holders of our preferred stock to redeem the preferred stock could subject us to decreased liquidity and other negative impacts on our business, results of operations, and financial condition. Under the terms of the Subordination and Intercreditor Agreement among the preferred stockholders, the Company and Wells Fargo, our obligation to redeem the preferred stock is subordinated to our obligations under the senior term loan and the preferred stock may not be redeemed without the consent of Wells Fargo. For additional information regarding the terms, rights and preferences of the preferred stock, see Note 14 to our consolidated financial statements included in the Annual Report on Form 10‑K for the fiscal year ended January 31, 2018 and our other SEC filings.

Economic conditions in the U.S. and globally may have significant effects on our clients and suppliers that could result in material adverse effects on our business, operating results and stock price.

Economic conditions in the U.S. and globally could deteriorate and cause the worldwide economy to enter into a stagnant period that could materially adversely affect our clients’ access to capital or willingness to spend capital on our solutions and services or their levels of cash liquidity with which to pay for solutions that they will order or have already ordered from us. Challenging economic conditions also would likely negatively impact our business, which could result in: (1) reduced demand for our solutions and services; (2) increased price competition for our solutions and services; (3) increased risk of collectability of cash from our clients; (4) increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; (5) reduced revenues; and (6) higher operating costs as a percentage of revenues.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted and contains significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35 percent to 21 percent and creates new taxes focused on foreign-sourced earnings and related-party payments. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 ("SAB 118") on December 22, 2017, which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of July 31, 2018, in accordance with SAB 118. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts during fiscal 2019. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made and could impact our net income and our earnings per share, as well as our consolidated cash flows and liquidity.

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

As of July 31, 2018, we had 2,895,464 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 14 to our consolidated financial statements included in the Annual Report on Form 10‑K for the fiscal year ended January 31, 2018 and our other SEC filings.

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

Item 2.  ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended July 31, 2018:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price	Announced Plans or	under the Plans or
	(1)	Paid per Share	Programs	Programs
May 1 - May 31	6,616	$1.48	—	—
June 1 - June 30	—	—	—	—
July 1 - July 31	714	1.41	—	—
Total	7,330	$1.47	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended July 31, 2018.

Item 5.  OTHER INFORMATION

Amendment to Software License and Royalty Agreement

On October 25, 2013, we entered into the Royalty Agreement with Montefiore pursuant to which Montefiore granted us an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, CLG, now known as our Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, we paid Montefiore a one-time initial base royalty fee of $3,000,000. Additionally, we originally committed that Montefiore would receive at least an additional $3,000,000 of on-going royalty payments related to future sublicensing of CLG by us within the first six and one-half years of the license term. On July 1, 2018, we entered into a joint amendment to the Royalty Agreement and the existing Software License and Support Agreement with Montefiore to modify the payment obligations of the parties under both agreements. According to the modified provisions, our obligation to pay on-going royalties under the Royalty Agreement was replaced with the obligation to (i) provide maintenance services for 24 months and waive associated maintenance fees, and (ii) pay $1,000,000 in cash by July 31, 2020.

Employment Agreement with Thomas J. Gibson

On September 10, 2018, the Company entered into an employment agreement with Mr. Gibson when he was appointed Senior Vice President and Chief Financial Officer of the Company.  The initial term of Mr. Gibson’s employment agreement is one year, after which it renews for successive one-year terms unless either party elects not to renew.  Mr. Gibson’s employment agreement provides for an annual base salary of $275,000 (subject to increase at the discretion of the Compensation Committee) and provides that Mr. Gibson will be eligible for an annual cash bonus with a target amount of 40% of his annual base salary, based on the achievement of certain performance objectives.  In addition, Mr. Gibson’s employment agreement contains standard non-competition and non-solicitation provisions.  Mr. Gibson’s employment agreement further provides for standard expense reimbursement, vacation time, and other standard executive benefits.

The Company also granted to Mr. Gibson on September 10, 2018 100,000 restricted stock units (the “Initial RSUs”).  The Initial RSUs were granted outside of the Company’s Amended and Restated 2013 Stock Incentive Plan (the “Equity Plan”) as inducement grants. Additionally, per the terms of his employment agreement, the Company will grant Mr. Gibson, effective as of February 1, 2019, an additional 50,000 RSUs (the “2019 RSUs” and, together with the Initial RSUs, the “Equity Awards”).  The Equity Awards will vest in three substantially equal annual installments over the first three years of employment. The grants of the Equity Awards were approved by the Company’s Compensation

Committee and were granted as an inducement material to Mr. Gibson entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

Mr. Gibson’s employment agreement provides assurances to the Company with regard to the availability of Mr. Gibson’s services, provides protection for the Company’s confidential information and trade secrets, and restricts the ability of Mr. Gibson to compete with the Company during his employment and for a specified period after his termination.  In return, Mr. Gibson is provided assurances with regard to salary, other compensation and benefits, as well as severance benefits if his employment is terminated by the Company other than for “good cause.”  For this purpose, “good cause” includes the current use of illegal drugs, conviction of any crime which involves moral turpitude, fraud or misrepresentation, commission of any act which would constitute a felony and which adversely impacts the business or reputation of the Company, fraud, misappropriation or embezzlement of Company funds or property; wrongful conduct which is materially injurious to the reputation, business or business relationships of the Company; material violation or default on any of the provisions of the employment agreement, and the material and continuous failure to meet reasonable performance criteria or reasonable standards of conduct as established from time to time by the board of directors.

In addition, Mr. Gibson is provided additional assurances following a change of control of the Company.  In such a situation, he would receive enhanced severance benefits, but only if his employment were terminated without “good cause” or if he chooses to terminate his employment for “good reason.”  This additional “double trigger” change of control protection has been provided to Mr. Gibson because he is considered vulnerable in a change of control context due to his position with the Company, his relative levels of equity ownership and the stage of his career.

Item 6.  EXHIBITS

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1*	Employment Agreement dated September 10, 2018 by and between Streamline Health Solutions, Inc. and Thomas J. Gibson.
10.2*

Joint Amendment, dated July 1, 2018, to the Software License and Support Agreement and the Software License and Royalty Agreement by and between Streamline Health Solutions, Inc. and Montefiore Medical Center.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101

The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10‑Q for the three-month period ended July 31, 2018 filed with the SEC on September 12, 2018, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at July 31, 2018 and January 31, 2018, (ii) Condensed Consolidated Statements of Operations for three- and six-month periods ended July 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the six-month periods ended July 31, 2018 and 2017, and (iv) Notes to the Condensed Consolidated Financial Statements.

*Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000‑28132.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

.
STREAMLINE HEALTH SOLUTIONS, INC.
DATE: September 12, 2018	By:	/S/ David W. Sides
David W. Sides
Chief Executive Officer
DATE: September 12, 2018	By:	/S/ Thomas J. Gibson
Thomas J. Gibson
Chief Financial Officer