Form 10-Q
period 2018-10-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2018-12-14
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000‑28132

STREAMLINE HEALTH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	31‑1455414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1175 Peachtree Street, NE, 10th Floor

Atlanta, GA 30361

(Address of principal executive offices) (Zip Code)

(888) 997‑8732

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of November 30, 2018: 20,127,703

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	October 31, 2018	January 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,144,559	$4,619,834
Accounts receivable, net of allowance for doubtful accounts of $307,736 and $349,058, respectively	1,562,074	3,001,170
Contract receivables	1,231,969	223,791
Prepaid hardware and third-party software for future delivery	—	5,858
Prepaid client maintenance contracts	469,335	506,911
Other prepaid assets	662,051	742,232
Other current assets	406,143	546,885
Total current assets	5,476,131	9,646,681
Non-current assets:
Property and equipment:
Computer equipment	1,414,876	2,852,776
Computer software	666,442	730,950
Office furniture, fixtures and equipment	—	683,443
Leasehold improvements	—	729,348
	2,081,318	4,996,517
Accumulated depreciation and amortization	(1,804,305)	(3,834,153)
Property and equipment, net	277,013	1,162,364
Contract receivables, less current portion	614,725	—
Capitalized software development costs, net of accumulated amortization of $19,553,507 and $18,658,183, respectively	5,700,270	4,307,351
Intangible assets, net of accumulated amortization of $7,673,626 and $6,968,786, respectively	5,130,311	5,835,151
Goodwill	15,537,281	15,537,281
Other	328,843	642,226
Total non-current assets	27,588,443	27,484,373
	$33,064,574	$37,131,054

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	October 31, 2018	January 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,469,954	$421,425
Accrued compensation	941,349	342,351
Accrued other expenses	1,089,304	609,582
Current portion of term loan	596,984	596,984
Deferred revenues	5,845,779	9,481,807
Other	22,281	—
Total current liabilities	9,965,651	11,452,149
Non-current liabilities:
Term loan, net of current portion and deferred financing cost of $75,074 and $128,275, respectively	3,506,816	3,901,353
Royalty liability	889,654	2,469,193
Deferred revenues, less current portion	752,093	332,645
Other	112,848	274,128
Total non-current liabilities	5,261,411	6,977,319
Total liabilities	15,227,062	18,429,468
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,686,392 and $8,849,985 redemption value, 4,000,000 shares authorized, 2,895,464 and 2,949,995 shares issued and outstanding, respectively	8,686,392	8,849,985
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 20,127,703 and 20,005,977 shares issued and outstanding, respectively	201,277	200,060
Additional paid in capital	82,404,377	81,776,606
Accumulated deficit	(73,454,534)	(72,125,065)
Total stockholders’ equity	9,151,120	9,851,601
	$33,064,574	$37,131,054

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Revenues:
Systems sales	$309,522	$348,526	$1,827,071	$1,055,941
Professional services	576,682	801,771	1,086,117	1,793,618
Audit services	233,561	280,025	841,117	919,485
Maintenance and support	3,051,260	3,250,229	9,576,615	9,883,563
Software as a service	1,197,552	1,718,748	3,569,562	4,586,532
Total revenues	5,368,577	6,399,299	16,900,482	18,239,139
Operating expenses:
Cost of systems sales	223,235	434,138	763,109	1,596,988
Cost of professional services	675,038	555,815	2,078,735	1,814,236
Cost of audit services	323,337	404,280	1,017,397	1,236,358
Cost of maintenance and support	505,779	667,307	1,720,366	2,241,969
Cost of software as a service	206,878	289,503	805,137	914,711
Selling, general and administrative	2,391,873	2,819,549	8,159,823	8,983,248
Research and development	1,026,423	932,251	3,301,587	3,985,161
Loss on exit of operating lease	561,898	—	1,368,061	—
Total operating expenses	5,914,461	6,102,843	19,214,215	20,772,671
Operating income (loss)	(545,884)	296,456	(2,313,733)	(2,533,532)
Other expense:
Interest expense	(105,784)	(113,078)	(332,387)	(360,723)
Miscellaneous expense	(25,128)	(177,282)	(118,156)	(235,007)
Earnings (loss) before income taxes	(676,796)	6,096	(2,764,276)	(3,129,262)
Income tax expense	(1,714)	(2,607)	(5,141)	(7,822)
Net earnings (loss)	$(678,510)	$3,489	$(2,769,417)	$(3,137,084)
Net earnings (loss) per common share - basic	$(0.03)	$0.00	$(0.14)	$(0.16)
Weighted average number of common shares - basic	19,753,074	19,985,822	19,903,529	19,838,691
Net earnings (loss) per common share - diluted	$(0.03)	$0.00	$(0.14)	$(0.16)
Weighted average number of common shares - diluted	19,753,074	23,068,423	19,903,529	19,838,691

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended October 31,
	2018	2017
Operating activities:
Net loss	$(2,769,417)	$(3,137,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	411,277	595,866
Amortization of capitalized software development costs	895,325	1,574,493
Amortization of intangible assets	704,840	922,462
Amortization of other deferred costs	347,170	229,780
Valuation adjustment for warrants liability	—	104,666
Other valuation adjustments	71,428	124,423
Loss (gain) on disposal of fixed assets	5,190	(14,871)
Loss on exit of operating lease	1,368,061	—
Share-based compensation expense	492,298	844,960
Provision for accounts receivable	(23,639)	181,859
Changes in assets and liabilities:
Accounts and contract receivables	590,555	1,957,439
Other assets	272,823	(671,254)
Accounts payable	1,048,529	(308,747)
Accrued expenses	53,673	134,324
Deferred revenues	(4,176,055)	(3,866,878)
Net cash used in operating activities	(707,942)	(1,328,562)
Investing activities:
Purchases of property and equipment	(21,142)	(24,517)
Proceeds from sales of property and equipment	20,408	—
Capitalization of software development costs	(2,288,244)	(1,336,942)
Net cash used in investing activities	(2,288,978)	(1,361,459)
Financing activities:
Principal repayments on term loan	(447,738)	(962,443)
Principal payments on capital lease obligation	(3,714)	(91,337)
Payments related to settlement of employee shared-based awards	(62,291)	(41,813)
Proceeds from exercise of stock options and stock purchase plan	35,388	23,703
Net cash used in financing activities	(478,355)	(1,071,890)
Net decrease in cash and cash equivalents	(3,475,275)	(3,761,911)
Cash and cash equivalents at beginning of period	4,619,834	5,654,093
Cash and cash equivalents at end of period	$1,144,559	$1,892,182

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2018

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, “our”, “Streamline”, or the “Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10‑Q of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10‑K, Commission File Number 0‑28132. Operating results for the nine months ended October 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2019.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

		Quoted Prices in	Significant Other	Significant
	Total Fair	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At October 31, 2018
Royalty liability (1) (3)	$890,000	$—	$—	$890,000

At January 31, 2018
Royalty liability (1) (2)	$2,469,000	$—	$—	$2,469,000

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

We defer the direct costs, which includes salaries and benefits, for professional services related to SaaS contracts. These deferred costs will be amortized over the identical term as the associated revenues. As of October 31, 2018, and January 31, 2018, we had deferred costs of $262,000 and $471,000, respectively, net of accumulated amortization of $531,000 and $312,000, respectively. Amortization expense of these costs was $101,000 and $51,000 for the three months ended October 31, 2018 and 2017, respectively, and $294,000 and $177,000 for the nine months ended October 31, 2018 and 2017, respectively.

Audit Services

Audit services are a separate performance obligation. We recognize revenue over time as the services are performed.

Comparative GAAP Financials

The adoption of the new standard has the following impact to the Company’s condensed consolidated statements of operations for the nine months ended October 31, 2018:

	Nine Months Ended October 31, 2018
	As reported under ASC 606	Balances without adoption of ASC 606	Adjustments due to ASC 606
Revenues
Systems sales	$1,827,000	$2,500,000	$(673,000)
Maintenance and support	9,577,000	9,585,000	(8,000)

	As of October 31, 2018
	As reported under ASC 606	Balances without adoption of Topic 606	Adjustments due to ASC 606
Assets
Contract receivables, current	$1,232,000	$805,000	$427,000
Contract receivables, noncurrent	615,000	43,000	572,000

Liabilities
Deferred revenues, current	5,846,000	5,962,000	(116,000)

Shareholders' Equity
Accumulated deficit	$(73,455,000)	$(74,570,000)	$1,115,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Nine Months Ended October 31, 2018
	Recurring Revenue	Non-recurring Revenue	Total
Systems sales	$397,000	$1,430,000	$1,827,000
Professional services	—	1,086,000	1,086,000
Audit services	—	841,000	841,000
Maintenance and support	9,577,000	—	9,577,000
Software as a service	3,569,000	—	3,569,000
Total revenue:	$13,543,000	$3,357,000	$16,900,000

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract. Our contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the nine-month period ended October 31, 2018, we recognized $7,558,000 in revenue from deferred revenues outstanding as of January 31, 2018.

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

Transaction price allocated to the remaining performance obligations

Revenue allocated to remaining performance obligations represents contracted revenue that will be recognized in future periods, which is comprised of deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Revenue allocated to remaining performance obligations was $26 million as of October 31, 2018, of which the Company expects to recognize approximately 71% over the next 12 months and the remainder thereafter.

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

Equity Awards

We account for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. We incurred total compensation expense related to stock-based awards of $125,000 and $290,000 for the three months ended October 31, 2018 and 2017, respectively, and $492,000 and $845,000 for the nine months ended October 31, 2018 and 2017, respectively.

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

We issue restricted stock awards in the form of our common stock. The fair value of these awards is based on the market closing price per share on the date of grant. We expense the compensation cost of these awards as the restriction period lapses, which is typically a one- to four-year service period to the Company. In the nine months ended October 31, 2018, 37,249 shares of common stock were surrendered to the Company to satisfy tax withholding obligations totaling $62,000 in connection with the vesting of restricted stock awards. Shares surrendered by the restricted stock award recipients in accordance with the applicable plan are deemed canceled, and therefore are not available to be reissued.

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

We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. We believe we have appropriately accounted for any uncertain tax positions. The Company has recorded $329,000 and $286,000 in reserves for uncertain tax positions and corresponding interest and penalties as of October 31, 2018 and January 31, 2018, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

In accordance with ASC 260, securities are deemed not to be participating in losses if there is no obligation to fund such losses. As of October 31, 2018, there were 2,895,464 shares of preferred stock outstanding, each of which is convertible into one share of our common stock. For the three and nine months ended October 31, 2018 and the nine months ended October 31, 2017, the Series A Convertible Preferred Stock would have an anti-dilutive effect if included in diluted EPS and therefore, was not included in the calculation. For the three and nine months ended October 31, 2018 and the nine months ended October 31, 2017, 469,996 and 821,587, respectively, unvested restricted shares of common stock were excluded from the diluted EPS calculation as their effect would have been anti-dilutive. For the three months ended October 31, 2017, the preferred stock and unvested restricted shares of common stock were not anti-dilutive and, accordingly, were included in the Company’s diluted EPS calculation.

The following is the calculation of the basic and diluted net loss per share of common stock:

	Three Months Ended
	October 31, 2018	October 31, 2017
Net earnings (loss)	$(678,510)	$3,489
Weighted average shares outstanding - Basic	19,753,074	19,985,822
Stock options, restricted stock, Series A Convertible Preferred Stock and warrants	—	3,082,601
Weighted average shares outstanding - Diluted	19,753,074	23,068,423
Basic net earnings (loss) per share of common stock	$(0.03)	$0.00
Diluted net earnings (loss) per share of common stock	$(0.03)	$0.00

	Nine Months Ended
	October 31, 2018	October 31, 2017
Net loss	$(2,769,417)	$(3,137,084)
Weighted average shares outstanding - Basic	19,903,529	19,838,691
Stock options, restricted stock, Series A Convertible Preferred Stock and warrants	—	—
Weighted average shares outstanding - Diluted	19,903,529	19,838,691
Basic net loss per share of common stock	$(0.14)	$(0.16)
Diluted net loss per share of common stock	$(0.14)	$(0.16)

Diluted net loss per share excludes the effect of outstanding stock options that relate to 1,612,990 and 2,239,047 shares of common stock for the three and nine months ended October 31, 2018 and the nine months ended October 31,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

2017, respectively. The inclusion of these stock options would have been anti-dilutive. For the nine months ended October 31, 2017, the warrants to purchase 1,400,000 shares of common stock would have an anti-dilutive effect if included in diluted net loss per share, and therefore were not included in the calculation. For the three months ended October 31, 2017, warrants and vested stock options would have a dilutive effect and therefore were included in the diluted net loss per share calculation. The warrants expired on February 16, 2018.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014‑09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2016, the FASB delayed the effective date by one year and the guidance became effective for us on February 1, 2018. The new revenue recognition guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application as an adjustment to retained earnings (modified retrospective method). We adopted the standard effective February 1, 2018 using the modified retrospective method.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

NOTE 3 — ACQUISITIONS

Acquisition of a Montefiore Medical Center Solution

On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15‑year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, we paid Montefiore a one-time initial base royalty fee of $3,000,000. Additionally, we originally committed that Montefiore would receive at least an additional $3,000,000 of on-going royalty payments related to future sublicensing of CLG by us within the first six and one-half years of the license term. On July 1, 2018, we entered into a joint amendment to the Royalty Agreement and the existing Software License and Support Agreement with Montefiore to modify the payment obligations of the parties under both agreements. According to the modified provisions, our obligation to pay on-going royalties under the Royalty Agreement was replaced with the obligation to (i) provide maintenance services for 24 months and waive associated maintenance fees, and (ii) pay $1,000,000 in cash on July 31, 2020. As a result of the commitment to fulfill a portion of our obligation by providing maintenance services at no cost, the royalty liability was significantly reduced, with a corresponding increase to deferred revenues. The fair value of the royalty liability as of October 31, 2018 was determined based on the amount payable in cash. As of October 31, 2018, and January 31, 2018, the present value of this royalty liability was $890,000 and $2,469,000, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

NOTE 4 — LEASES

We rent office space and equipment under non-cancelable operating leases that expire at various times through fiscal year 2023. Future minimum lease payments under non-cancelable operating leases for the next five fiscal years are as follows:

	Facilities	Equipment	Fiscal Year Totals
2018 (three months remaining)	$168,000	$2,000	$170,000
2019	632,000	7,000	639,000
2020	116,000	7,000	123,000
2021	—	7,000	7,000
2022	—	7,000	7,000
Thereafter	—	4,000	4,000
Total	$916,000	$34,000	$950,000

In the second quarter of fiscal 2018, we closed our New York office and subleased the office space for the remaining period of the original lease term. As a result of vacating and subleasing the office, we recorded an $806,000 loss on exit of the operating lease in the second quarter of fiscal 2018. As of October 31, 2018, the total minimum rentals to be received under this non-cancelable sublease was $288,000.

In the third quarter of fiscal 2018, we assigned our then current Atlanta office lease that would expire in November 2022 and entered into a new lease obligation for another office space in Atlanta. As a result of assigning the office lease, we recorded a $562,000 loss on exit of the operating lease in the third quarter of fiscal 2018. Our new Atlanta office lease commenced upon taking possession of the space and ends in November 2020. The new lease agreement provides for rent abatement, which will be aggregated with the total expected rental payments and amortized on a straight-line basis over the term of the lease.

Rent and leasing expense for facilities and equipment was $191,000 and $295,000 for the three months ended October 31, 2018 and 2017, respectively, and $994,000 and $920,000 for the nine months ended October 31, 2018 and 2017.

In fiscal 2018, we entered into a new capital lease to finance our equipment purchases. Total cost and accumulated depreciation of fixed assets acquired under our outstanding capital lease were $67,000 and $17,000 as of October 31, 2018, respectively. As of January 31, 2018, we had no capital lease obligations outstanding. The current and non-current portions of our capital lease obligation are included in other current and other non-current liabilities, respectively. The amortization expense of the leased equipment was included in depreciation expense.

NOTE 5 — DEBT

Term Loan and Line of Credit

On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto. Pursuant to the Credit Agreement, the lenders agreed to provide a $10,000,000 senior term loan and a $5,000,000 revolving line of credit to our primary operating subsidiary. Amounts outstanding under the Credit Agreement bear interest at either LIBOR or the base rate, as elected by the Company, plus an applicable margin. Subject to the Company’s leverage ratio, pursuant to the terms of the amendment to the Credit Agreement entered into as of April 15, 2015, the applicable LIBOR rate margin varies from 4.25% to 6.25%, and the applicable base rate margin varies from 3.25% to 5.25%. The term loan and line of credit provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. The outstanding senior term loan is secured by substantially all of our assets. Pursuant to the terms of the fourth amendment to the Credit Agreement entered into as of November 20, 2018, the original term loan and line of credit maturity date of November 21, 2019 was extended to May 21, 2020. The senior term loan principal balance is payable in quarterly

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

installments, which started in March 2015 and will continue through the maturity date, with the full remaining unpaid principal balance due at maturity. In November 2014, the Company repaid indebtedness under its prior credit facility using approximately $7,400,000 of the proceeds provided by the term loan. The prior credit facility with Fifth Third Bank was terminated concurrent with the entry into the Credit Agreement. Financing costs of $355,000 associated with the new credit facility are being amortized over its term on a straight-line basis, which is not materially different from the effective interest method.

The Credit Agreement includes customary financial covenants, including the requirements that the Company maintain minimum liquidity and achieve certain minimum EBITDA levels (as defined in the Credit Agreement). In addition, the Credit Agreement prohibits the Company from paying dividends on the common and preferred stock. Pursuant to the terms of the Credit Agreement, the Company is required to maintain minimum liquidity of at least (i) $5,000,000 through January 31, 2018, (ii) $4,000,000 from February 1, 2018 through November 19, 2018, (iii) $3,500,000 from November 20, 2018 through and including January 31, 2019, and (iv) $4,000,000 from February 1, 2019 through and including the maturity date of the credit facility.

The following table shows our minimum EBITDA covenant thresholds, as modified by the fourth amendment to the Credit Agreement entered into as of November 20, 2018:

Applicable period	Minimum EBITDA
For the fiscal quarter ending October 31, 2018	$(509,000)
For the 2-quarter period ending January 31, 2019	20,000
For the 3-quarter period ending April 30, 2019	204,000
For the 4-quarter period ending July 31, 2019	180,000
For the 4-quarter period ending October 31, 2019	508,000
For the 4-quarter period ending January 31, 2020	408,000
For the 4-quarter period ending April 30, 2020 and each fiscal quarter thereafter	562,000

The Company was in compliance with the applicable financial loan covenants at October 31, 2018.

As of October 31, 2018, the Company had no outstanding borrowings under the revolving line of credit, and had accrued $3,000 in unused line fees. Based upon the borrowing base formula set forth in the Credit Agreement, as of October 31, 2018, the Company had access to the full amount of the $5,000,000 revolving line of credit.

Outstanding principal balances on debt consisted of the following at:

	October 31, 2018	January 31, 2018
Senior term loan	$4,179,000	$4,626,000
Capital lease (1)	63,000	—
Total	4,242,000	4,626,000
Deferred financing cost	(75,000)	(128,000)
Total	4,167,000	4,498,000
Less: Current portion	(619,000)	(597,000)
Non-current portion of debt	$3,548,000	$3,901,000

(1)	The current and non-current portions of our capital lease obligation are included in other current and other non-current liabilities, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Future principal repayments of debt consisted of the following at October 31, 2018:

Fiscal year	Senior Term Loan (1)	Capital Lease (2)	Total
2018	$149,000	$6,000	$155,000
2019	4,030,000	22,000	4,052,000
2020	—	22,000	22,000
2021	—	13,000	13,000
Total repayments	$4,179,000	$63,000	$4,242,000

(1)	Term loan balance on the condensed consolidated balance sheet is reported net of deferred financing costs of $75,000.
(2)	The current and non-current portions of our capital lease obligation are included in other current and other non-current liabilities, respectively.

NOTE 6 — CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

At October 31, 2018, we had 2,895,464 shares of Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) outstanding. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The Preferred Stock does not pay a dividend; however, the holders are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the 10 day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the 60 day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.

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

NOTE 7 — INCOME TAXES

Income tax expense consists of federal, state and local tax provisions. For the nine months ended October 31, 2018 and 2017, we recorded federal tax expense of zero. For the nine months ended October 31, 2018 and 2017, we recorded state and local tax expense of $5,000 and $8,000, respectively.

NOTE 8 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after October 31, 2018, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements, except for the following.

On November 20, 2018, we executed the fourth amendment to the Credit Agreement which reset our financial covenants and extended the original term loan and line of credit maturity date from November 21, 2019 to May 21, 2020. See Note 5 for the new financial covenants.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

On November 27, 2018, we drew $1,000,000 upon our revolving line of credit to support our operations.

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

Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part II, Item 1A, and the other cautionary statements in other documents we file with the SEC, including the following:

•	competitive products and pricing;
•	product demand and market acceptance;
•	entry into new markets;
•	new product and services development and commercialization;
•	key strategic alliances with vendors and channel partners that resell our products;
•	uncertainty in continued relationships with clients due to termination rights;
•	our ability to control costs;
•	availability, quality and security of products produced and services provided by third-party vendors;
•	the healthcare regulatory environment;
•	potential changes in legislation, regulation and government funding affecting the healthcare industry;
•	healthcare information systems budgets;
•	availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems;
•	the success of our relationships with channel partners;

•	fluctuations in operating results;
•	critical accounting policies and judgments;
•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other standard-setting organizations;
•	changes in economic, business and market conditions impacting the healthcare industry and the markets in which we operate;
•	our ability to maintain compliance with the terms of our credit facilities; and
•	our ability to maintain compliance with the continued listing standards of the Nasdaq Global Market.

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

Results of Operations

Revenues

	Three Months Ended
(in thousands):	October 31, 2018	October 31, 2017	Change	% Change
Systems Sales:
Proprietary software - perpetual license	$—	$79	$(79)	(100)%
Term license	231	257	(26)	(10)%
Hardware and third-party software	78	13	65	500%
Professional services	577	802	(225)	(28)%
Audit Services	234	280	(46)	(16)%
Maintenance and support	3,051	3,250	(199)	(6)%
Software as a service	1,198	1,718	(520)	(30)%
Total Revenues	$5,369	$6,399	$(1,030)	(16)%

	Nine Months Ended
(in thousands):	October 31, 2018	October 31, 2017	Change	% Change
System Sales:
Proprietary software - perpetual license	$1,243	$249	$994	399%
Term license	397	736	(339)	(46)%
Hardware and third-party software	187	71	116	163%
Professional services	1,086	1,794	(708)	(39)%
Audit services	841	919	(78)	(8)%
Maintenance and support	9,577	9,884	(307)	(3)%
Software as a service	3,570	4,586	(1,016)	(22)%
Total Revenues	$16,901	$18,239	$(1,338)	(7)%

Proprietary software and term licenses — Proprietary software revenue recognized for the nine months ended October 31, 2018 increased by $994,000 over the prior comparable period. This increase is attributable to two perpetual license sales of our Streamline Health® Abstracting™ solution, one in the first and another in the second quarter of fiscal 2018. The $79,000 decrease in proprietary software revenue recognized for the three months ended October 31,

2018 over the prior comparable period is due to no software delivery during the current fiscal quarter. Fluctuations from period to period are a function of client demand, which in fiscal 2018 was higher during the first and second quarters. Term license revenue for the three and nine months ended October 31, 2018 decreased $26,000 and $339,000 over the prior comparable periods. This decrease is primarily due to the adoption of the new revenue recognition standards effective February 1, 2018.

Hardware and third-party software — Revenue from hardware and third-party software sales for the three and nine months ended October 31, 2018 increased by $65,000 and $116,000, respectively, over the prior comparable periods. Fluctuations from period to period are a function of client demand.

Professional services — For the three- and nine-month periods ended October 31, 2018, revenues from professional services decreased by $225,000 and $708,000, respectively, from the prior comparable periods. These decreases in professional services revenue are primarily due to the completion of large implementation projects in fiscal 2017. In addition, professional services revenue is adversely impacted by the Company’s focus on utilizing its professional services personnel to assist in the success of eValuator customers.  As the Company assigns its professional services staff to eValuator clients in an effort to improve the customer experience and ensure the initial success of the product, fewer resources are available for time and materials engagements, like implementations. The assignment of professional services personnel to eValuator clients is temporary in nature and is having a negative impact on the Company’s professional services revenue in the near term.  It is, however, intended to improve the long-term prospects of the Company’s new eValuator product.

Audit services — Audit services revenue for the three and nine months ended October 31, 2018 decreased by $46,000 and $78,000, respectively, over the prior comparable periods. The audit services revenue is adversely impacted by the Company’s focus on utilizing its audit services personnel to assist in the success of eValuator customers.  As the Company assigns its audit services staff to eValuator clients in an effort to improve the customer experience and ensure the initial success of the product, fewer resources are available for time and materials engagements, like audit services. The assignment of audit services personnel to eValuator clients is temporary in nature and is having a negative impact on the Company’s audit services revenue in the near term.  It is, however, intended to improve the long-term prospects of the Company’s new eValuator product.

Maintenance and support — Revenue from maintenance and support for the three and nine months ended October 31, 2018 decreased by $199,000 and $307,000, respectively, over the prior comparable periods. These decreases are primarily due to pricing pressure and small cancellations by certain customers of our legacy products. The customer pricing differences and rate of customer cancellations has not exceeded the Company’s budget for fiscal 2018.

Software as a Service (SaaS) — Revenue from SaaS for the three and nine months ended October 31, 2018 decreased by $520,000 and $1,016,000, respectively, from the prior comparable periods. These decreases resulted primarily from pricing pressure and cancellations by a few customers of our legacy products. The pricing pressure impact and the rate of customer cancellations has not exceeded the Company’s budget for fiscal 2018.

Cost of Sales

	Three Months Ended
(in thousands):	October 31, 2018	October 31, 2017	Change	% Change
Cost of systems sales	$223	$434	$(211)	(49)%
Cost of professional services	675	556	119	21%
Cost of audit services	323	404	(81)	(20)%
Cost of maintenance and support	506	667	(161)	(24)%
Cost of software as a service	207	290	(83)	(29)%
Total cost of sales	$1,934	$2,351	$(417)	(18)%

	Nine Months Ended
(in thousands):	October 31, 2018	October 31, 2017	Change	% Change
Cost of system sales	$763	$1,597	$(834)	(52)%
Cost of professional services	2,079	1,814	265	15%
Cost of audit services	1,017	1,236	(219)	(18)%
Cost of maintenance and support	1,720	2,242	(522)	(23)%
Cost of software as a service	805	915	(110)	(12)%
Total cost of sales	$6,384	$7,804	$(1,420)	(18)%

The decrease in overall cost of sales for the three and nine months ended October 31, 2018 from the comparable prior periods is primarily due to the reduction in amortization of capitalized software costs as a result of a few assets becoming fully amortized. In addition, the decrease in overall cost of sales for the nine months ended October 31, 2018 from the comparable prior period is further attributed to the reduction in client support personnel costs.

Cost of systems sales includes amortization and impairment of capitalized software expenditures and the cost of third-party hardware and software. The decrease in expense for the three- and nine-month periods ended October 31, 2018 from the comparable prior periods was primarily due to the reduction in amortization of capitalized software costs as a result of assets becoming fully amortized, including the internally-developed software acquired from Meta Health Technology, Inc. (“Meta”) in 2012 which reached the end of its assigned economic life in the third quarter of fiscal 2017.

The cost of professional services includes compensation and benefits for personnel and related expenses. The increase in expense for the three- and nine-month periods from the prior comparable periods is primarily due to the decrease in professional services related to SaaS implementations, for which costs are deferred and amortized ratably over the estimated life of the SaaS customer relationship, as well as the increase in amortization of these deferred implementation costs upon completion of additional projects.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. The decrease in expense for the three- and nine-month periods ended October 31, 2018 is attributed to the reduction in personnel.

The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The decrease in expense for the three- and nine-month periods ended October 31, 2018 was primarily due to a decrease in personnel costs and a reduction in third-party maintenance contracts.

The cost of SaaS solutions is relatively fixed, subject to inflation for the goods and services it requires. The decrease in expense for the three- and nine-month periods ended October 31, 2018 was primarily due to the reduction in depreciation expense as a result of data center equipment becoming fully depreciated.

Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	October 31, 2018	October 31, 2017	Change	% Change
General and administrative expenses	$1,613	$1,681	$(68)	(4)%
Sales and marketing expenses	779	1,139	(360)	(32)%
Total selling, general, and administrative expense	$2,392	$2,820	$(428)	(15)%

	Nine Months Ended
(in thousands):	October 31, 2018	October 31, 2017	Change	% Change
General and administrative expenses	$5,314	$5,673	$(359)	(6)%
Sales and marketing expenses	2,846	3,310	(464)	(14)%
Total selling, general, and administrative expense	$8,160	$8,983	$(823)	(9)%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The decrease in general and administrative expenses for the three and nine months ended October 31, 2018 from the comparable prior periods is primarily attributed to a reduction in bad debt expense and in amortization of intangible assets, including intangibles from the 2012 Meta acquisition that reached the end of their assigned economic lives in the third quarter of fiscal 2017.

Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. The decrease in sales and marketing expense for the three and nine months ended October 31, 2018 from the comparable prior periods was primarily due to a reduction in personnel cost, trade shows expense, and sales, marketing, and investor relations consultant fees.

Product Research and Development

	Three Months Ended
(in thousands):	October 31, 2018	October 31, 2017	Change	% Change
Research and development expense	$1,026	$932	$94	10%
Plus: Capitalized research and development cost	759	493	266	54%
Total research and development cost	$1,785	$1,425	$360	25%

	Nine Months Ended
(in thousands):	October 31, 2018	October 31, 2017	Change	% Change
Research and development expense	$3,302	$3,985	$(683)	(17)%
Plus: Capitalized research and development cost	2,288	1,337	951	71%
Total research and development cost	$5,590	$5,322	$268	5%

Product research and development cost consists primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and allocated occupancy expense. Total research and development cost for the three- and nine-month periods ended October 31, 2018 increased from the prior comparable periods primarily because in fiscal 2017 we were awarded $366,000 in research and development tax credits by the State of Georgia. The increase in research and development expenses for the three-month period ended October 31, 2018 is primarily attributed to the lower expense in the prior comparable period when the tax credits were awarded. The increase resulting from these tax credits were partially offset by the increased capitalization of research and development costs in the third quarter of fiscal 2018. The decrease in research and development expenses for the nine-month period ended October 31, 2018 is primarily attributed to the increase in capitalized research and development costs, which is a result of increased time dedicated to software development projects as well as additional capitalization of eligible benefits and occupancy costs in fiscal 2018. Research and development expenses for the nine months ended October 31, 2018 and 2017, as a percentage of revenues, were 20% and 22%, respectively.

Loss on exit of operating lease

	Three Months Ended
(in thousands):	October 31, 2018	October 31, 2017	Change	% Change
Loss on exit of operating lease	$562	$—	$562	100%

	Nine Months Ended
(in thousands):	October 31, 2018	October 31, 2017	Change	% Change
Loss on exit of operating lease	$1,368	$—	$1,368	100%

In an effort to reduce our operating expenses, we closed our New York office in the second quarter of fiscal 2018 and subleased the office space for the remaining period of the original lease term, which ends on November 2019. As a result of vacating and subleasing the office, we recorded an $806,000 loss on exit of the operating lease in the second quarter of fiscal 2018, which captures the net cash flows associated with the vacated premises, including receipts of rent from our sublessee totaling $384,000, and the $48,000 loss incurred on the disposal of fixed assets.

In addition, in the third quarter of fiscal 2018 we assigned our then current Atlanta office lease that would have expired in November 2022 and entered into a new lease obligation for another office space in Atlanta. As a result of assigning the office lease, we recorded a $562,000 loss on exit of the operating lease in the third quarter of fiscal 2018, which is mainly comprised of broker commissions of $275,000 and a $499,000 loss on the disposal of leasehold improvements, furniture and equipment, net of $239,000 in gain from the write-off of associated lease incentive liability.

Other Expense

	Three Months Ended
(in thousands):	October 31, 2018	October 31, 2017	Change	% Change
Interest expense	$(106)	$(113)	$7	(6)%
Miscellaneous expense	(25)	(177)	152	(86)%
Total other expense	$(131)	$(290)	$159	(55)%

	Nine Months Ended
(in thousands):	October 31, 2018	October 31, 2017	Change	% Change
Interest expense	$(332)	$(361)	$29	(8)%
Miscellaneous expense	(118)	(235)	117	(50)%
Total other expense	$(450)	$(596)	$146	(24)%

Interest expense consists of interest and commitment fees on the line of credit, interest on the term loan, and is inclusive of deferred financing cost amortization expense. Interest expense decreased for the three and nine months ended October 31, 2018 from the prior comparable periods primarily due to the reduction in outstanding principal on our term loan. Fluctuation in miscellaneous expense for the three- and nine-month periods ended October 31, 2018 from the prior comparable periods is primarily due to revaluation adjustments to our warrant liability. Our warrants expired in February 2018.

Provision for Income Taxes

We recorded tax expense of $2,000 and $3,000, respectively, for the three months ended October 31, 2018 and 2017, and $5,000 and $8,000, respectively, for the nine months ended October 31, 2018 and 2017, which is comprised of estimated federal, state and local tax provisions.

Backlog

	October 31	July 31
Company proprietary software	$687,000	$53,000
Professional services	1,843,000	1,867,000
Audit services	1,239,000	1,019,000
Maintenance and support	12,686,000	11,489,000
Software as a service	9,617,000	8,936,000
Total 2018 backlog	$26,072,000	$23,364,000
Total 2017 backlog	$47,668,000	$46,362,000

At October 31, 2018, we had contracts and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed, which if fully performed, would generate future revenues of $26,072,000 compared with $23,364,000 and $47,668,000 at July 31, 2018 and October 31, 2017, respectively. The decrease in total backlog as of October 31, 2018 and July 31, 2018 as compared to October 31, 2017 and July 31, 2017, respectively, is primarily due to the termination of a multi-year term license agreement for our Clinical Analytics solution, revenue recognition on multi-year contracts, and cancellation by a few customers of our Streamline Health® Enterprise Content Management™ (“ECM”) and Financial Management solutions, which resulted in a decrease in our maintenance and SaaS backlogs, respectively.

The Company’s proprietary software backlog consists of signed agreements to purchase either perpetual software licenses or term licenses. Typically, perpetual licenses included in backlog are either not yet generally available or the software is generally available and the client has not taken possession of the software. Term licenses included in backlog consist of signed agreements where the client has already taken possession, but the payment for the software is bundled with maintenance and support fees over the life of the contract. The increase in backlog is primarily due to the extension of the term for several term license contracts.

Professional services backlog consists of signed contracts for services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The decrease in professional services backlog is a result of the completion of several of the stages of one of our larger projects in fiscal 2018. Our new eValuator solution requires less in terms of professional services efforts; therefore new eValuator bookings did not contribute to our professional services backlog as much as they contributed to our SaaS backlog.

Audit services backlog consists of signed contracts for audit services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The increase in our backlog is mainly due to increased services for one of our larger clients and the addition of new audit services customers.

Maintenance and support backlog consists of maintenance agreements for perpetual licenses and/or third-party software or hardware, in each case consisting of signed agreements to purchase such services but that represent future performance for the contracted maintenance and support term. Clients typically prepay maintenance and support fees on an annual basis with some monthly pre-payment arrangements existing. Maintenance and support fees are generally billed 30‑60 days prior to the beginning of the maintenance period. Maintenance and support backlog at October 31, 2018 was $12,686,000 as compared to $11,489,000 at July 31, 2018. The increase in maintenance and support backlog is primarily due the extension of contract terms by several customers of our Streamline Health® Enterprise Content Management™ (“ECM”) solution.

Relating specifically to SaaS-model client agreements signed as of October 31, 2018, the Company expects to generate revenues of $9,617,000 from such SaaS agreements through their respective renewal dates in fiscal years 2018 through 2021. The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client and ultimately the official go-live on the system. Therefore, it is difficult for the Company to accurately predict the revenue it expects to recognize in any particular period. The increase in SaaS backlog is a result of new bookings for our eValuator and Financial Management solutions during the three-month period ended October 31, 2018.

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

	Three Months Ended		Nine Months Ended
In thousands, except per share data	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Net earnings (loss)	$(679)	$3	$(2,769)	$(3,137)
Interest expense	106	113	332	361
Income tax expense	2	3	5	8
Depreciation	87	193	411	596
Amortization of capitalized software development costs	249	431	895	1,574
Amortization of intangible assets	235	256	705	922
Amortization of other costs	101	51	294	177
EBITDA	101	1,050	(127)	501
Share-based compensation expense	125	290	492	845
Loss (gain) on disposal of fixed assets	7	(14)	5	(15)
Non-cash valuation adjustments to assets and liabilities	15	188	71	229
Loss on exit of operating lease	562	—	1,368	—
Adjusted EBITDA	$810	$1,514	$1,809	$1,560
Adjusted EBITDA margin (1)	15%	24%	11%	9%

Net loss per common share — diluted	$(0.03)	$0.00	$(0.14)	$(0.16)
Adjusted EBITDA per adjusted diluted share (2)	$0.04	$0.07	$0.08	$0.07
Diluted weighted average shares	19,753,074	23,068,423	19,903,529	19,838,691
Includable incremental shares — adjusted EBITDA (3)	2,971,381	—	3,033,263	3,242,413
Adjusted diluted shares	22,724,455	23,068,423	22,936,792	23,081,104

(1)	Adjusted EBITDA as a percentage of GAAP net revenue.
(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.
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

We adopted the new revenue recognition standards (“ASC 606”) effective February 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. ASC 606 superseded nearly all existing revenue recognition guidance under GAAP. The core principle of ASC 606 is to recognize revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Refer to Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10‑Q for additional information regarding our revenue recognition policies under the new standard and the impact of adoption on our financial position and results of operations as of and for the nine months ended October 31, 2018.

Liquidity and Capital Resources

Our liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. Our primary cash requirements include regular payment of payroll and other business expenses, capital expenditures, and principal and interest payments on debt. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded with cash generated by operations and borrowings under our credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash and cash equivalent balances at October 31, 2018 and January 31, 2018 were $1,145,000 and $4,620,000, respectively. The decrease in cash during the current fiscal period was primarily the result of payments made towards our debt and interest thereon, as well as payroll and accounts payable. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.

The Company has liquidity through the Credit Agreement described in more detail in Note 5 to our condensed consolidated financial statements included herein. The Company’s primary operating subsidiary has a $5,000,000 revolving line of credit. In November 2018, we drew $1,000,000 from our line of credit to support our operations. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary must comply with customary financial covenants, including the requirement that the Company maintain minimum liquidity of at least (i) $4,000,000 from February 1, 2018 through November 19, 2018, (ii) $3,500,000 from November 20, 2018 through and including January 31, 2019, and (iii) $4,000,000 from February 1, 2019 through and including the maturity date of the credit facility. Pursuant to the Credit Agreement’s definition, the liquidity of the Company’s primary operating subsidiary as of October 31, 2018 was $6,145,000, which satisfies the minimum liquidity financial covenant in the Credit Agreement.

The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, calculated pursuant to the Credit Agreement and measured on a quarter-end basis, of at least the required amounts in the relevant table set forth in Note 5 to our condensed consolidated financial statements included in Part I, Item1 herein for the applicable period set forth therein. Our lender uses a measurement that is similar to Adjusted EBITDA, a non-GAAP financial measure described above. The required minimum EBITDA level for the fiscal quarter period ended October 31, 2018 was ($509,000).

The Company was in compliance with the applicable loan covenants at October 31, 2018. Based upon the borrowing base formula set forth in the Credit Agreement, as of October 31, 2018, the Company had access to the full amount of the $5,000,000 revolving line of credit.

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

Significant cash obligations

(in thousands)	October 31, 2018	January 31, 2018
Term loan (1)	$4,104	$4,498
Royalty liability (2)	890	2,469

(1)

Term loan balance is reported net of deferred financing costs of $75,000 and $128,000 as of October 31, 2018 and January 31, 2018, respectively. See Note 5 to the condensed consolidated financial statements for additional information.

(2)	See Note 3 to the condensed consolidated financial statements for additional information.

Operating cash flow activities

	Nine Months Ended
(in thousands)	October 31, 2018	October 31, 2017
Net loss	$(2,769)	$(3,137)
Non-cash adjustments to net loss	4,272	4,563
Cash impact of changes in assets and liabilities	(2,211)	(2,755)
Net cash used in operating activities	$(708)	$(1,329)

The decrease in net cash used by operating activities is due to two large perpetual license sales of our Streamline Health® Abstracting™ solution, one in the first and another in the second quarter of fiscal 2018, as well as lower payments made towards accounts payables in the nine-month period ended October 31, 2018 as compared to the prior comparable period.

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

Investing cash flow activities

	Nine Months Ended
(in thousands)	October 31, 2018	October 31, 2017
Purchases of property and equipment	$(21)	$(25)
Proceeds from sales of property and equipment	20	—
Capitalized software development costs	(2,288)	(1,337)
Net cash used in investing activities	$(2,289)	$(1,362)

The increase in cash used for investing activities in the nine months ended October 31, 2018 over the prior comparable period is primarily the result of the increase in capitalized software development costs, which is associated with the higher effort spent on software development projects, as well as additional capitalization of eligible benefits and occupancy costs in fiscal 2018.

Financing cash flow activities

	Nine Months Ended
(in thousands)	October 31, 2018	October 31, 2017
Principal repayments on term loan	$(448)	$(962)
Principal payments on capital lease obligations	(4)	(91)
Proceeds from exercise of stock options and stock purchase plan	35	24
Return of shares of common stock in connection with the vesting or exercise of equity incentive awards	(62)	(42)
Net cash used in financing activities	$(479)	$(1,071)

The decrease in cash used in financing activities in the nine months ended October 31, 2018 as compared to the prior year period was primarily the result of higher prepayments towards the term loan in fiscal 2017, as well as the termination of a capital lease during the third quarter of fiscal 2017.

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

We have previously disclosed by way of current reports on Form 8-K filed with the SEC that on June 20, 2018, Nicholas A. Meeks, the Company’s Chief Financial Officer, left the Company in order to pursue another opportunity. Effective June 18, 2018, Luciana Mullen, Controller, was appointed as the principal accounting officer of the Company to succeed Nicholas Meeks in this capacity. Also effective June 18, 2018, David Sides, President, Chief Executive Officer and a member of the Company’s board of directors, was appointed as the interim principal financial officer of the Company to succeed Nicholas Meeks in this capacity. The Company’s board of directors appointed Thomas J. Gibson as the Company’s Chief Financial Officer effective as of September 10, 2018, on which date Mr. Gibson assumed the role of principal financial officer. These events caused a change that was reasonably likely to materially affect our internal control over financial reporting during the quarter ended October 31, 2018.

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

In order to draw upon its revolving line of credit, pursuant to the terms of the Credit Agreement, the Company is required to maintain minimum liquidity of at least (i) $5,000,000 through January 31, 2018, (ii) $4,000,000 from February 1, 2018 through November 19, 2018, (iii) $3,500,000 from November 20, 2018 through and including January 31, 2019, and (iv) $4,000,000 from February 1, 2019 through and including the maturity date of the credit facility. The Company was in compliance with the applicable loan covenants at October 31, 2018.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted and contains significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35 percent to 21 percent and creates new taxes focused on foreign-sourced earnings and related-party payments. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 ("SAB 118") on December 22, 2017, which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of October 31, 2018, in accordance with SAB 118. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts during fiscal 2019. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made and could impact our net income and our earnings per share, as well as our consolidated cash flows and liquidity.

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

As of October 31, 2018, we had 2,895,464 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 14 to our consolidated financial statements included in the Annual Report on Form 10‑K for the fiscal year ended January 31, 2018 and our other SEC filings.

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

If we do not meet the continued listing standards of The Nasdaq Global Market our common stock could be delisted from trading, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock is listed on The Nasdaq Global Market, a national securities exchange, which imposes continued listing requirements with respect to listed shares. On November 26, 2018, we received a letter from the Nasdaq Listing Qualifications department, indicating that our common stock was subject to potential delisting from The Nasdaq Global Market because, for a period of thirty (30) consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2). Nasdaq stated in its letter that in accordance with the Nasdaq Listing Rules, we have been provided an initial period of 180 calendar days, or until May 28, 2019, to regain compliance. The letter states that the Nasdaq Staff will provide written notification that we have achieved compliance with the minimum bid price listing requirement if at any time before May 28, 2019, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days.

If we fail to regain compliance by May 28, 2019, we may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the bid price requirement. To qualify for the additional 180 day period, we will be required to meet the continued listing requirement for market value of publicly held shares set forth in Marketplace Rule 5550(a) and all other listing standards for The Nasdaq Capital Market set forth in Marketplace Rule 5505, with the exception of the bid price requirement, and will need to provide written notice to Nasdaq to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we do not qualify for the second compliance period or we fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which we would have an opportunity to appeal the delisting determination to a Hearings Panel. If our securities are delisted from trading on a Nasdaq exchange, our securities could be quoted on the OTCQB or on The Pink Open Market. As a result, we could face significant adverse consequences, including

•	a limited availability of market quotations for our securities;
•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage for us; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Item 2.  ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended October 31, 2018:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price	Announced Plans or	under the Plans or
	(1)	Paid per Share	Programs	Programs
August 1 - August 31	3,857	$1.19	—	—
September 1 - September 30	—	—	—	—
October 1 - October 31	—	—	—	—
Total	3,857	$1.19	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended October 31, 2018.

Item 6.  EXHIBITS

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1

Fourth Amendment to the Credit Agreement dated as of November 20, 2018 by and among Wells Fargo Bank, N.A., the lenders party thereto, Streamline Health Solutions, Inc. and Streamline Health, Inc. (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed the SEC on November 27, 2018).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101

The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10‑Q for the three-month period ended October 31, 2018 filed with the SEC on December 14, 2018, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at October 31, 2018 and January 31, 2018, (ii) Condensed Consolidated Statements of Operations for three- and nine-month periods ended October 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended October 31, 2018 and 2017, and (iv) Notes to the Condensed Consolidated Financial Statements.

*Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000‑28132.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

.
STREAMLINE HEALTH SOLUTIONS, INC.
DATE: December 14, 2018	By:	/S/ David W. Sides
David W. Sides
Chief Executive Officer
DATE: December 14, 2018	By:	/S/ Thomas J. Gibson
Thomas J. Gibson
Chief Financial Officer