Form 10-K
period 2019-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2019-04-22
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000‑28132

STREAMLINE HEALTH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	31‑1455414
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1175 Peachtree Street, NE, 10th Floor,

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K, or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing price as reported by The NASDAQ Stock Market, Inc. for the Registrant’s Common Stock on July 31, 2018, was $20,232,964.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of March 24, 2019: 20,905,691.

Documents incorporated by reference:

Information required by Part III is incorporated by reference from Streamline’s Proxy Statement for its 2019 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10‑K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended January 31, 2019.

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

Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part I, Item 1A, and the other cautionary statements in other documents we file with the SEC, including the following:

•	competitive products and pricing;
•	product demand and market acceptance;
•	entry into new markets;
•	new product and services development and commercialization;
•	key strategic alliances with vendors and channel partners that resell our products;
•	uncertainty in continued relationships with clients due to termination rights;
•	our ability to control costs;
•	availability, quality and security of products produced and services provided by third-party vendors;
•	the healthcare regulatory environment;
•	potential changes in legislation, regulation and government funding affecting the healthcare industry;
•	healthcare information systems budgets;
•	availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems;
•	the success of our relationships with channel partners;
•	fluctuations in operating results;

•	our future cash needs;
•	the potential delisting of our common stock from the Nasdaq Capital Market;
•	the consummation of resources in researching acquisitions, business opportunities or financings and capital market transactions;
•	the failure to adequately integrate past and future acquisitions into our business;
•	critical accounting policies and judgments;
•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other standard-setting organizations;
•	changes in economic, business and market conditions impacting the healthcare industry and the markets in which we operate; and
•	our ability to maintain compliance with the terms of our credit facilities.

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

PART I

ITEM 1.   Business

Company Overview

Incorporated in 1989, the Company is a provider of solutions and services in the middle of the revenue cycle for healthcare providers throughout the United States and Canada.  Streamline Health®’s technology helps hospitals improve their financial performance by moving later revenue cycle interventions earlier in the process to optimize their coding accuracy for every patient encounter prior to bill submission. By improving coding accuracy before billing, providers can reduce revenue leakage, mitigate the risk of overbilling, and reduce days in accounts receivable. This enables providers to turn previously unpredictable revenue cycles into more predictable revenue streams.

The Company provides computer software-based solutions and auditing services, which capture, aggregate and translate structured and unstructured data to deliver intelligently organized, easily accessible predictive insights to its clients. Hospitals and physician groups use the knowledge generated by Streamline Health to help them improve their financial performance.

The Company’s software solutions are delivered to clients either by access to the Company’s data center systems through a secure connection in a software as a service (“SaaS”) delivery method or by a fixed-term or perpetual license, where such software is installed locally in the client’s data center.

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

Solutions

The Company offers solutions and services to assist its clients in revenue cycle management including Coding and Clinical Documentation Improvement (CDI), Health Information Management (HIM), Financial Management and eValuator TM, its flagship solution which delivers 100% automated coding analysis prior to billing. The Company’s solutions are designed to improve the flow of critical patient information throughout the enterprise. The solutions and services help to transform and structure information between disparate information technology systems into actionable data, giving the end user comprehensive access to clinical and business intelligence to enable better decision-making. Solutions can be accessed securely through SaaS, or delivered either by a perpetual license or by a fixed-term license installed locally.

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

eValuator Coding Analysis Platform - This technology is a cloud-based SaaS analytics solution that delivers the capability of fully automated analysis on 100% of billing codes entered by a healthcare provider’s coding team. This is done on a pre-bill basis, enabling providers to identify and address their highest-impact cases prior to bill drop. Rule sets are enabled for inpatient, outpatient and pro-fee cases. With eValuator, providers can add an audit and review function on a pre-bill basis to all cases, allowing the provider to better optimize reimbursements and mitigate risk on its billing practices.

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

Patient Care Solution – Although outside the Company’s primary focus of solutions in the middle of the revenue cycle for healthcare providers, the Company’s Clinical Analytics solution enables clients to improve their patient care via cohort building and data visualization, fostering an open, continuous learning culture inside a healthcare organization.  Providers using Clinical Analytics are empowered with real-time, on-demand predicative insight for improved patient outcomes.

Services

Audit Services — The Company provides technology-enabled coding audit services to help clients review and optimize their internal clinical documentation and coding functions across the applicable segment of the client’s enterprise. The Company provides these services using experienced auditors and its eValuator proprietary software to improve the targeting of records with the highest likelihood of requiring an audit. The audit services are provided for inpatient DRG coding auditing, outpatient APC auditing, HCC auditing and Physician/Pro-Fee services coding auditing.

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

During fiscal year 2018, no individual client accounted for 10% or more of our total revenues. Two clients represented 12% and 9%, respectively, of total accounts receivable as of January 31, 2019.

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

Business Segments

We manage our business as one single business segment. For our total assets at January 31, 2019 and 2018 and total revenue and net loss for the fiscal years ended January 31, 2019 and 2018, see our consolidated financial statements included in Part II, Item 8 herein.

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

Associates

As of January 31, 2019, the Company had 106 employees (with 103 as full-time employees and 3 as part-time employees), a net decrease of 10 employees during fiscal 2018. The Company utilizes independent contractors to supplement its staff, as needed. None of the Company’s associates are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good. The Company’s success depends, to a significant degree, on its management, sales and technical personnel.

For more information on contracts, backlog, acquisitions and research and development, see also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Competition

Regarding our Patient Care Solutions, HIM, Coding and CDI Solutions, eValuator Coding Analysis Platform, and Financial Management Solutions, several companies historically have dominated the clinical information system software market and several of these companies have either acquired, developed or are developing their own document management and workflow technologies. The industry is undergoing consolidation and realignment as companies position themselves to compete more effectively. Strategic alliances between vendors offering HIM workflow and document management technologies and vendors of other healthcare systems are increasing. Barriers to entry to this market include technological and application sophistication, the ability to offer a proven product, creating and utilizing a well-established client base and distribution channels, brand recognition, the ability to operate on a variety of operating systems and hardware platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities. The Company has many competitors including clinical information system vendors that are larger, more established and have substantially more resources than the Company.

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

Requests for Documents

Copies of documents filed by the Company with the SEC, including annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, proxy statements and all amendments to those reports and statements, if any, can be found at the web site http://investor.streamlinehealth.net as soon as practicable after such material is electronically filed with, or furnished to, the SEC. The information contained on the Company’s website is not part of, or incorporated by reference into, this annual report on Form 10‑K. Copies can be downloaded free of charge from the Company’s web site or directly from the SEC web site, http://www.sec.gov. Also, copies of the Company’s annual report on Form 10‑K will be made available, free of charge, upon written request to the Company, attention: Corporate Secretary, 1175 Peachtree Street, NE, 10th Floor, Atlanta, GA 30361.

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

Our revenues have been concentrated in a relatively small number of large clients, and we have historically derived a substantial percentage of our total revenues from a few clients. For both fiscal years ended January 31, 2019 and 2018, our five largest clients accounted for 29% of our total revenues. If one or more clients terminate all or any portion of a master agreement, delay installations or if we fail to procure additional agreements, there could be a material adverse effect on our business, financial condition and results of operations. See Note 8 - Major Clients to our consolidated financial statements included in Part II, Item 8 herein for further notes regarding representation of the largest individual major clients.

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

We could consume resources in researching acquisitions, business opportunities or financings and capital market transactions that are not ultimately consummated, which could materially adversely affect our financial condition and subsequent attempts to locate and acquire or invest in another business.

We anticipate that the investigation of each specific acquisition or business opportunity and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments with respect to such transaction will require substantial management time and attention and substantial costs for financial advisors, accountants, attorneys and other advisors. If a decision is made not to consummate a specific acquisition, business opportunity or financing and capital market transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition, investment target or financing, we may fail to consummate the investment or acquisition for any number of reasons, including those beyond our control. Any such event could consume significant management time and result in a loss to us of the related costs incurred, which could adversely affect our financial position and our ability to consummate other acquisitions and investments.

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

We previously entered into a software license and royalty agreement with Montefiore Medical Center pursuant to which we are obligated to pay Montefiore $1,000,000 in cash by July 31, 2020. The payment of this obligation could adversely affect our business.

On October 25, 2013, we entered into a software license and royalty agreement with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15‑year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Clinical Analytics solution. We originally committed that Montefiore would receive at least an additional $3,000,000 of on-going royalty payments related to future sublicensing of CLG by us within the first six and one-half years of the license term. On July 1, 2018, we entered into an amendment to software license and royalty agreement to modify our payment obligations such that under the modified provisions, our obligation to pay on-going royalties was replaced with the obligation to, among other things, pay $1,000,000 in cash by July 31, 2020. To the extent that cash flow from operations is insufficient to pay this obligation, we may pay all or some of this obligation from, among other things, drawings on our credit facility, proceeds from asset sales or the sale of our securities. The payment of this obligation may reduce the amount of proceeds available for acquisitions, negatively impact the value of our common stock and reduce the overall return.

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

In order to draw upon its revolving line of credit, pursuant to the terms of the Credit Agreement, the Company is required to maintain minimum liquidity of at least (i) $5,000,000 through January 31, 2018, (ii) $4,000,000 from February 1, 2018 through November 19, 2018, (iii) $3,500,000 from November 20, 2018 through and including January 31, 2019, and (iv) $4,000,000 from February 1, 2019 through and including the maturity date of the credit facility. The Company was in compliance with the applicable loan covenants at January 31, 2019.

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

In August 2012, we completed a private offering of preferred stock, warrants and convertible notes to a group of investors for gross proceeds of $12 million. In November 2012, the convertible notes converted into shares of preferred stock. Subject to the terms of the Subordination and Intercreditor Agreement, the preferred stock is redeemable at the option of the holders thereof any time after August 31, 2016 if not previously converted into shares of common stock. We may not achieve the thresholds required to trigger automatic conversion of the preferred stock, and alternatively, holders may not voluntarily elect to convert the preferred stock into common stock. The election of the holders of our preferred stock to redeem the preferred stock could subject us to decreased liquidity and other negative impacts on our business, results of operations and financial condition. Under the terms of the Subordination and Intercreditor Agreement among the preferred stockholders, the Company and Wells Fargo, our obligation to redeem the preferred stock is subordinated to our obligations under the senior term loan and the preferred stock may not be redeemed without the consent of Wells Fargo. For additional information regarding the terms, rights and preferences of the preferred stock, see Note 3 to our consolidated financial statements included in Part II, Item 8 herein and our other SEC filings.

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

Our operating results have fluctuated from quarter-to-quarter in the past, and we may experience continued fluctuations in the future. Future revenues and operating results may vary significantly from quarter-to-quarter as a result of a number of factors, many of which are outside of our control. These factors include: the relatively large size of client agreements; unpredictability in the number and timing of systems sales and sales of application hosting services; length of the sales cycle; delays in installations; changes in clients’ financial conditions or budgets; increased competition; the development and introduction of new products and services; the loss of significant clients or remarketing partners; changes in government regulations, particularly as they relate to the healthcare industry; the size and growth of the overall healthcare information technology markets; any liability and other claims that may be asserted against us; our ability to attract and retain qualified personnel; national and local general economic and market conditions; and other factors discussed in this report and our other filings with the SEC.

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

As of January 31, 2019, we had 2,895,464 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 13 to our consolidated financial statements included in Part II, Item 8 herein and our other SEC filings.

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

If we are unable to maintain compliance with Nasdaq listing requirements, our stock could be delisted, and the trading price, volume and marketability of our stock could be adversely affected.

Our common stock is listed on the Nasdaq Capital Market. We cannot assure you that we will be able to maintain compliance with Nasdaq’s current listing standards, or that Nasdaq will not implement additional listing standards with which we will be unable to comply. Failure to maintain compliance with Nasdaq listing requirements could result in the delisting of our shares from Nasdaq, which could have a material adverse effect on the trading price, volume and marketability of our common stock. Furthermore, a delisting could adversely affect our ability to issue additional securities and obtain additional financing in the future or result in a loss of confidence by investors or employees.

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

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.   Properties

The Company entered into a membership agreement to utilize shared office space at 1175 Peachtree Street, NE, 10th Floor, Atlanta, GA 30361. The shared office arrangement expires in November 2020 and provides for membership fees based on the number of contracted seats.

The Company believes that its space is adequate for its current needs and that suitable alternative space is available to accommodate expansion of the Company’s operations.

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

PART II

ITEM 5.   Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s common stock trades on The NASDAQ Stock Market (“NASDAQ”) under the symbol STRM.

According to the stock transfer agent’s records, the Company had 224 stockholders of record as of April 1, 2019. Because brokers and other institutions on behalf of stockholders hold many of such shares, the Company is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. The Company estimates that it has approximately 3,200 stockholders, based on information provided by the Company’s stock transfer agent from its search of individual participants in security position listings.

During the three months ended January 31, 2019, we did not repurchase any shares of the Company’s common stock.

ITEM 6.   Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

In fiscal 2016, the Company evaluated all of its solutions and determined it could best assist healthcare providers in improving their revenue cycle management by providing solutions and services in the middle portion of the revenue cycle, that is, the revenue cycle operations from initial charge capture to bill drop. Since that time in 2016, the Company continues to make decisions supporting our focus in the middle of the revenue cycle. In late fiscal 2017, the Company introduced a new product for the middle of the revenue cycle, eValuator. This product has significant implications to the timing and accuracy of our customers’ invoicing through rules that are created to review the accuracy of invoicing prior to the physical invoices being released. This is a notable change to existing processes of our customers. The development activities continued through the end of fiscal 2018. There are continued development efforts planned for eValuator in fiscal 2019, but not to the extent of fiscal 2017 and 2018.

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

By narrowing our focus to the middle of the revenue cycle we believe we have a more distinct and compelling value proposition that can help us attract more clients. By innovating new technologies, we have been able to expand our target markets beyond just hospitals and into outpatient centers, clinics and physician practices. Our coding solutions like CDI, Physician Query, Abstracting and eValuator are competitive in the market and enabled us to engage 15 new clients in fiscal year 2017 and 18 new clients in fiscal 2018. The new eValuator coding analysis platform continues to drive more attention to Streamline Health. Our current client base continues to show interest in eValuator, but we currently have an even greater number of new clients than existing clients signing up for the solution.

The Company acquired a product known as Clinical Analytics in its portfolio in October 2013.  As a result of its focused attention in the marketplace on the middle of the revenue cycle, the Company moved away from selling the product.  The market and buyer for the Clinical Analytics platform is different than that for the mid-revenue cycle products.  Without a meaningful customer base outside of Montefiore (see footnotes to the consolidated financial statements), and with the focus away from pursuit of these clients, the Company determined it should evaluate the remaining intangible assets and software development costs on its balance sheet related to Clinical Analytics for impairment.   As such, the Company took a charge to income of approximately $3.7 million for impairment of the long-lived intangible assets and the remaining software development costs associated with this product.  The Company has no other intangible assets or software development that is not associated with its core solutions in the middle of the revenue cycle.

The Company has continued to instigate and maintain tight cost and investment controls so that the transition to focusing our efforts in the middle of the revenue cycle has not resulted in a negative impact to our cash flows. While there have been lower revenues as a result of the Company’s focus on the mid-revenue cycle products, the Company’s earnings and EBITDA have expanded.  The Company believes this marginal improvement is a direct result of the Company’s cost containment efforts, the most notable of which in fiscal 2018 was the sublease of the New York office space and assignment of the lease for the Atlanta corporate office space. These office moves are expected to have a full year impact of lowering cost by approximately $1.5 million, offset by current facility costs of approximately $180,000, once fully realized.  The Company recognized approximately $1.0 million in exit costs associated with the changes in our leasing arrangements. These costs were primarily comprised of the loss associated with the New York lease (the difference between the cost of the lease and our sublease income), broker fees, and losses associated with disposing of office furniture and technology infrastructure.

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

Results of Operations

Statements of Operations for the fiscal years ended January 31 (in thousands):

	2019	2018	$ Change	% Change
Systems sales	$2,472	$1,343	$1,129	84%
Professional services	1,336	2,744	(1,408)	(51)%
Audit services	1,118	1,216	(98)	(8)%
Maintenance and support	12,586	13,171	(585)	(4)%
Software as a service	4,853	5,864	(1,011)	(17)%
Total revenues	22,365	24,338	(1,973)	(8)%
Cost of sales	8,137	10,174	(2,037)	(20)%
Selling, general and administrative	10,554	11,434	(880)	(8)%
Research and development	4,261	5,352	(1,091)	(20)%
Impairment of long-lived assets	3,681	—	3,681	100%
Loss on exit of operating lease	1,034	—	1,034	100%
Total operating expenses	27,667	26,960	707	3%
Operating loss	(5,302)	(2,622)	(2,680)	102%
Other expense, net	(563)	(561)	(2)	0%
Income tax benefit	—	84	(84)	(100)%
Net loss	$(5,865)	$(3,099)	$(2,766)	89%
Adjusted EBITDA(1)	$2,889	$2,798	$91	3%

(1)

Non-GAAP measure meaning net earnings (loss) before net interest expense, tax expense (benefit), depreciation, amortization, stock-based compensation expense, transactional and other expenses that do not relate to our core operations. See “Use of Non-GAAP Financial Measures” below for additional information and reconciliation.

The following table sets forth, for each fiscal year indicated, certain operating data as percentages of total revenues:

Statements of Operations (1)

	Fiscal Year
	2018	2017
Systems sales	11.1%	5.5%
Professional services	6.0	11.3
Audit services	5.0	5.0
Maintenance and support	56.2	54.1
Software as a service	21.7	24.1
Total revenues	100.0%	100.0%
Cost of sales	36.4	41.8
Selling, general and administrative	47.2	47.0
Research and development	19.1	22.0
Impairment of long-lived assets	16.5	—
Loss on exit of operating lease	4.6	—
Total operating expenses	123.8	110.8
Operating loss	(23.7)	(10.8)
Other expense, net	(2.5)	(2.3)
Income tax benefit	—	0.3
Net loss	(26.2)%	(12.8)%
Cost of Sales to Revenues ratio, by revenue stream:
Systems sales	38.1%	144.9%
Services, maintenance and support	41.2%	40.3%
Software as a service	20.4%	22.5%

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

Comparison of fiscal year 2018 with 2017

Revenues

	Fiscal Year		2018 to 2017 Change
(in thousands):	2018	2017	$	%
Systems Sales:
Proprietary software - perpetual license	$1,398	$277	$1,121	405%
Term license	899	998	(99)	(10)%
Hardware and third-party software	175	68	107	157%
Professional services	1,336	2,744	(1,408)	(51)%
Audit services	1,118	1,216	(98)	(8)%
Maintenance and support	12,586	13,171	(585)	(4)%
Software as a service	4,853	5,864	(1,011)	(17)%
Total Revenues	$22,365	$24,338	$(1,973)	(8)%

Proprietary software and term licenses — Proprietary software revenues recognized in fiscal 2018 were $1,398,000, as compared to $277,000 in fiscal 2017. The increased fiscal 2018 revenues as compared to 2017 revenues are primarily attributable to two larger perpetual license sales of our Streamline Health® Abstracting; one in our first quarter and one in our second quarter of fiscal 2018. These perpetual license sales have been gaining traction from a significant distributor partner to the Company.  The Company continues to see a positive trend in the volumes with this significant distributor partner.  Term license revenue for fiscal 2018 decreased $99,000 from fiscal 2017, to $899,000. This decrease is primarily due to the adoption of the new revenue recognition standards effective February 1, 2018 and a portion is related to the lower revenues from certain Clinical Analytics contracts that terminated in fiscal 2018.

Hardware and third-party software — Revenues from hardware and third-party software sales in fiscal 2018 were $175,000, as compared to $68,000 in fiscal 2017. Fluctuations from year to year are a function of client demand and the customers’ timing of replacing or enhancing their scanning capabilities through our vendors.

Professional services — Revenues from professional services in fiscal 2018 were $1,336,000, as compared to $2,744,000 in fiscal 2017.  These decreases in professional services revenue are primarily due to the completion of large implementation projects in fiscal 2017.  In addition, professional services revenue is adversely impacted by the Company’s SaaS offering that has less implementation services than its legacy on-premise products.  The Company has utilized its professional staff to ensure the success of its eValuator product.  As the Company assigns its professional services staff to eValuator clients in an effort to improve the customer experience and ensure the initial success of the product, fewer resources are available for time and materials engagements. This shifting of resources is, however, intended to improve the long-term prospects of the Company’s new eValuator product.

Audit services — Audit services revenue for fiscal 2018 decreased, slightly, to $1,118,000 from $1,216,000 in fiscal 2017. Audit services revenue was adversely impacted by the Company’s focus on utilizing its audit services personnel to assist in the success of eValuator solution customers.  As the Company assigns its audit services staff to eValuator solution clients, fewer resources are available for time and materials engagements. The assignment of audit services personnel to eValuator clients is temporary in nature and is intended to improve the long-term prospects of the Company’s new eValuator product.  Looking ahead to fiscal 2019, the Company will utilize fewer of its audit personnel for the success of eValuator. The Company is experiencing more demand for on-shore, technically proficient auditors in the marketplace.  The Company has technically proficient and on-shore resources to address this need and, accordingly, the Company is expecting a stronger demand for its audit services in fiscal 2019.

See discussion on Non-GAAP measures, backlog,  below.

Maintenance and support — Revenues from maintenance and support in fiscal 2018 were $12,586,000 as compared to $13,171,000 in fiscal 2017. The decrease in maintenance and support revenues in fiscal 2018 resulted primarily from pricing pressure and certain terminations on the Company’s content management software solution, ECM. The Company believes it has mitigated future pricing pressure and terminations through aggressively pursuing long-term contracts with our significant legacy product customers. These activities have proven useful, as they have resulted in substantially better visibility in the near-term revenue base for our Company.

Software as a service (SaaS) — Revenues from SaaS in fiscal 2018 were $4,853,000, as compared to $5,864,000 in fiscal 2017. The decrease in fiscal 2018 revenue was attributable to cancellations by a few customers of our Financial Management solutions, offset by growth associated with the Company’s new eValuator product.  The Company’s new eValuator product had approximately $235,000 of recognized revenue in the fourth quarter of fiscal 2018, which was marginally better than expected.

Cost of Sales

	Fiscal Year		2018 to 2017 Change
(in thousands):	2018	2017	$	%
Cost of systems sales	$942	$1,946	$(1,004)	(52)%
Cost of professional services	2,657	2,401	256	11%
Cost of audit services	1,373	1,604	(231)	(14)%
Cost of maintenance and support	2,173	2,904	(731)	(25)%
Cost of software as a service	992	1,319	(327)	(25)%
Total cost of sales	$8,137	$10,174	$(2,037)	(20)%

Total cost of sales includes personnel directly affiliated with earning the revenue, amortization of capitalized software expenditures, depreciation and amortization, royalties and the cost of third-party hardware and software. The Company realized cost savings from its containment efforts in all categories of total cost of sales.  The decrease in expense for fiscal 2018 compared with fiscal 2017 was primarily due to the reduction in amortization of capitalized software costs as a result of assets becoming fully amortized, including the internally-developed software acquired from Meta Health Technology, Inc. (“Meta”) in 2012 which reached the end of its assigned economic life in the third quarter of fiscal 2017.  We incurred amortization expense on all internally-developed software of $1,160,000 and $2,113,000 in fiscal 2018 and 2017, respectively.

Cost of systems sales varies from period-to-period depending on hardware and software configurations of the systems sold. The decrease in cost of systems sales in fiscal 2018 from 2017 was primarily due to a reduction in amortization of capitalized software costs due to certain amortization of software reaching the end of its assigned economic life during fiscal 2018 and 2017.

The cost of professional services includes compensation and benefits for personnel and related expenses. The increase in expense for fiscal 2018 as compared with 2017 is primarily due to the decrease in professional services related to SaaS implementations, for which costs are deferred and amortized ratably over the estimated life of the SaaS customer relationship, as well as the increase in amortization of these deferred implementation costs upon completion of additional projects. eValuator has a much smaller implementation effort as compared with other software from the Company’s product portfolio. As a result, the Company defers less cost in the current period.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. The decrease in expense for fiscal 2018 compared to 2017 is attributed to the reduction in personnel.  Again, the Company is beginning to receive renewed interest in its audit services as a result of the Company’s on-shore capabilities and expertise in pre-billing audit and coding services.

The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The decrease in expense for fiscal 2018 as compared with 2017 was primarily due to a decrease in personnel costs and a reduction in third-party maintenance contracts.

The cost of SaaS solutions is relatively fixed, subject to inflation for the goods and services it requires. The decrease in expense for fiscal 2018 as compared to 2017 was primarily due to the reduction in depreciation expense as a result of data center equipment becoming fully depreciated.

Selling, General and Administrative Expense

	Fiscal Year		2018 to 2017 Change
(in thousands):	2018	2017	$	%
General and administrative expenses	$6,782	$7,121	$(339)	(5)%
Sales and marketing expenses	3,772	4,313	(541)	(13)%
Total selling, general, and administrative expense	$10,554	$11,434	$(880)	(8)%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The decrease in general and administrative expenses for fiscal 2018 as compared to fiscal 2017 is primarily attributed to a reduction in occupancy cost, and in amortization of intangible assets, including intangibles from the 2012 Meta acquisition that reached the end of their assigned economic lives in the third quarter of fiscal 2017.  The Company subleased its New York facility in the second quarter of fiscal 2018, and assigned the lease for its Atlanta corporate office space in the third quarter of fiscal 2018. The Company moved to a smaller footprint in Atlanta for its corporate headquarters.   As a result of the office space changes, the Company is expected to realize an annual savings of $1.5 million, offset by current facility costs of approximately $180,000, once the sublease for the New York facilities expires in November 2019.  As a result of the sublease and assignment, the Company recorded a charge to income of $1.0 million related to the loss on the New York sublease, broker fees, and cost to dispose of the furniture and equipment related to infrastructure technology. This will benefit future periods in terms of lower cost of rent and lower depreciation and amortization.

Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including expenses related to trade shows. The decrease in sales and marketing expense for fiscal 2018 compared with 2017 was primarily due to a reduction in personnel cost, trade shows expense, and sales, marketing, and investor relations consultant fees.

Research and Development

	Fiscal Year		2018 to 2017 Change
(in thousands):	2018	2017	$	%
Research and development expense	$4,261	$5,352	$(1,091)	(20)%
Plus: Capitalized research and development cost	3,003	1,836	1,167	64%
Total research and development cost	$7,264	$7,188	$76	1%

Research and development expenses consist primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects and an allocated portion of general overhead costs, including occupancy costs. The Company invested in its technology consistently between fiscal 2018 and 2017.  However, more of the cost in fiscal 2018 was apportioned to enhancements. This is primarily related to the Company’s investment in its new eValuator product. In each of fiscal 2018 and 2017, the Company was awarded $108,000 and $366,000, respectively, in research and development tax credits by the State of Georgia.  In fiscal 2017, the Company was awarded tax credits for prior years.  The fiscal 2019 and future research and development tax credits are expected to be approximately $100,000 per year.

Impairment of Long-Lived Assets

	Fiscal Year		2018 to 2017 Change
(in thousands):	2018	2017	$	%
Impairment of long-lived assets	$3,681	$—	$3,681	100%

The Company acquired a product known as Clinical Analytics in its portfolio in October 2013.  As a result of its focused attention in the marketplace on the middle of the revenue cycle, the Company moved away from selling the product. The Company follows ASC 360 in identifying triggering events that might cause an impairment to its existing long-lived assets.  As such, in the fourth quarter of fiscal 2018, the Company had its only existing customer on Clinical Analytics terminate its contract.  Upon review, the Company has determined that the markets for Clinical Analytics and for the middle of the revenue cycle are very different, and accordingly, the Company does not anticipate or forecast future sales for this product. The Company has determined that intangible assets and remaining software development associated with Clinical Analytics were fully impaired and should be removed from its balance sheet. In the fourth quarter of fiscal 2018, we took a charge to income of $3,681,000 for impairment of the long-lived intangible assets ($3,226,000) and the remaining software development costs ($455,000) associated with this product. The Company has no other intangible assets or software development that is not associated with its core solutions in the middle of the revenue cycle.

Loss on Exit of Operating Lease

	Fiscal Year		2018 to 2017 Change
(in thousands):	2018	2017	$	%
Loss on exit of operating lease	$1,034	$—	$1,034	100%

In an effort to reduce our ongoing operating expenses, we closed our New York office in the second quarter of fiscal 2018 and subleased the office space for the remaining period of the original lease term, which ends on November 2019. As a result of vacating and subleasing the office, we recorded a $472,000 loss on exit of the operating lease in the second quarter of fiscal 2018, which captures the net cash flows associated with the vacated premises, including receipts of rent from our sublessee totaling $384,000, and the $48,000 loss incurred on the disposal of fixed assets.

In addition, in the third quarter of fiscal 2018, we assigned our then current Atlanta office lease that would have expired in November 2022 and entered into a membership agreement to occupy shared office space in Atlanta. As a result of assigning the office lease, we recorded a $562,000 loss on exit of the operating lease in fiscal 2018, which is mainly comprised of broker commissions of $275,000 and a $499,000 loss on the disposal of leasehold improvements, furniture and equipment, net of $239,000 in gain from the extinguishment of associated lease incentive liability.

See Note 12 – Commitments and Contingencies in our notes to our consolidated financial statements included in Part II, Item 8 for further details on our shared office arrangement.

Other Expense

	Fiscal Year		2018 to 2017 Change
(in thousands):	2018	2017	$	%
Interest expense	$(384)	$(474)	$90	(19)%
Miscellaneous expense	(179)	(87)	(92)	106%
Total other expense	$(563)	$(561)	$(2)	—%

Interest expense consists of interest and commitment fees on the line of credit and interest on the term loans, and is inclusive of deferred financing cost amortization. Amortization of deferred financing cost was $69,000 and $71,000 in fiscal 2018 and 2017, respectively. Interest expense was lower in fiscal 2018 as compared with 2017 primarily due to lower debt balances of the Company.

The increase in miscellaneous expense in fiscal 2018 as compared to fiscal 2017 was primarily a result of losses from (i) foreign currency transactions, (ii) loss on fixed assets and (iii) the lease liability from our New York office in fiscal 2018 being higher than fiscal 2017.  In fiscal 2017, the Company also recorded income from valuation adjustments to our warrant liability.  This had the effect of reducing the expense recognized for fiscal 2017.  Our warrants expired in February 2018 and had no further financial impact.  There was an impact in each of fiscal 2018 and 2017 to miscellaneous expense related to the valuation of the recorded liability on Montefiore.  The valuation impact was higher in fiscal 2017 than 2018.  The Company amended the Montefiore liability in the second quarter of fiscal 2018.    See accompanying footnotes to the consolidated financial statements for further information concerning the Montefiore liability, Note 12 – Commitment and Contingencies.

Provision for Income Taxes

We recorded tax benefit of zero and $84,000 in fiscal 2018 and 2017, respectively. Please refer to Note 7 - Income Taxes to our consolidated financial statements included in Part II, Item 8 herein for details on current and deferred tax (expense) benefit for federal and state income taxes.

Backlog

	January 31, 2019	October 31, 2018
Company proprietary software	$180,000	$687,000
Professional services	1,953,000	1,843,000
Audit services	1,513,000	1,239,000
Maintenance and support	15,259,000	12,686,000
Software as a service	9,065,000	9,617,000
Total backlog	$27,970,000	$26,072,000

	January 31, 2018	October 31, 2017
Total backlog	$32,793,000	$47,668,000

At January 31, 2019, the Company had contracts and purchase orders from clients and remarketing partners for systems and related services that have not been delivered or installed, which if fully performed, would generate future revenues of $27,970,000 compared with $32,793,000 at January 31, 2018. The decrease in backlog from fiscal 2017 to fiscal 2018 is primarily due to the termination of a large, multi-facility customer on Streamline Health® Clinical Analytics solution. See discussion above, Impairment of long-lived assets, where the Company has taken an impairment on the remaining assets for Clinical Analytics in the fourth quarter of fiscal 2018.

The Company’s proprietary software backlog consists of signed agreements to purchase either perpetual software licenses or term licenses. Typically, perpetual licenses included in backlog are either not yet generally available or the software is generally available and the client has not taken possession. Term licenses included in backlog consist of signed agreements where the client has already taken possession, but the payment for the software is bundled with maintenance and support fees over the life of the contract.  The Company’s proprietary software backlog and recognized revenue can vary depending on the size and timing of customer activity.   The reduction at January 31, 2019 as compared with October 31, 2018 is substantially all related to the timing of orders for the Company’s proprietary software.   Any increase or decrease in the backlog for proprietary software is a moment in time and does not provide an indication of the expected revenue for the next fiscal quarter or next fiscal year.  The Company has historically been able to forecast the revenue from proprietary software over a reasonable period (one year), however, there can be fluctuations in months and quarters within the year.

Professional services backlog consists of signed contracts for services that have yet to be performed and these are recognized into revenue within twelve months of the contract signing. The increase in professional services backlog is a result of improved customer demand late in fiscal 2018.  This increased customer demand is believed to be related to our competitors moving many of these services off-shore.  We believe our customers are receiving a higher-quality of service with US-based staff.   This increase in professional services demand is overcoming lower implementation revenue from our software business.   Our new eValuator solution requires less effort in terms of implementation as compared with the Company’s other solutions.  An implementation for eValuator takes between 30 and 60 days and can be done remotely.  Accordingly, the Company is realizing less revenue in professional fees for implementation work as compared with prior years.

Audit services backlog consists of signed contracts for audit services that have yet to be performed. Typically, backlog is recognized within twelve months of the contract signing. The Company began offering audit services in September 2016, following the acquisition of Opportune IT. As we became more familiar with the changing nature of some audit services engagements, we adjusted the backlog calculation to only include agreements that have clearly definable service periods. The increase in audit services backlog is primarily due to higher demand of the Company’s on-shore, quality, staffing, as well as, our expertise that we have developed with the eValuator solution.  The Company believes, as is the case with professional services, that our competitors that are moving much of this work to lower cost, off-shore personnel, are missing customer demand for quality and expertise.

Maintenance and support backlog consists of maintenance agreements for perpetual licenses and/or third party software or hardware, in each case consisting of signed agreements to purchase such services but that represent future performance for the contracted maintenance and support term. Clients typically prepay maintenance and support fees on an annual basis with some monthly pre-payment arrangements existing. Maintenance and support fees are generally billed 30‑60 days prior to the beginning of the maintenance period.  The substantial increase in maintenance and support backlog is due to the Company’s efforts over the last 12 months to secure Content Management and CDI software customers with longer-term contracts.   We pushed all our customers to multi-year contracts so that we could better manage our revenue for fiscal 2019 and fiscal 2020.  That resulted in our maintenance and support backlog increasing as we had customers coming off auto-renewing (one year) agreements and moving to 2 and 3 year agreements.  This was a successful initiative by the Company as it resulted in us securing our revenue on some of the Company’s legacy products.

Software-as-a-service (“SaaS”) backlog includes three of our products, (i) eValuator, (ii) CDI and Coding, and (iii) Financial Management agreements.  The commencement of revenue recognition for SaaS varies depending on the size and complexity of the system, the implementation schedule requested by the client and ultimately the official go-live on the system.  eValuator SaaS backlog is growing considerably, while there is some decline, particularly in Financial Management.  The Company met or exceeded its goals for eValuator SaaS backlog through the fourth quarter of fiscal 2018, however, the impact was not fully realized due to the lower SaaS backlog associated with Financial Management.

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

Use of Non-GAAP Financial Measures

In order to provide investors with greater insight, and allow for a more comprehensive understanding of the information used by management and the Board of Directors in its financial and operational decision-making, the Company has supplemented the Consolidated Financial Statements presented on a GAAP basis in this annual report on Form 10‑K with the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not measures of liquidity under GAAP or otherwise, and are not alternatives to cash flow from continuing operating activities, despite the advantages regarding the use and analysis of these measures as mentioned above. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share, as disclosed in this annual report on Form 10‑K have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA and its variations are:

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

Adjusted EBITDA has all the inherent limitations of EBITDA. To properly and prudently evaluate our business, the Company encourages readers to review the GAAP financial statements included elsewhere in this annual report on Form 10‑K, and not rely on any single financial measure to evaluate our business. We also strongly urge readers to review the reconciliation of these non-GAAP financial measures to the most comparable GAAP measure in this section, along with the consolidated financial statements included elsewhere in Part II, Item 8 herein.

The following table reconciles EBITDA and Adjusted EBITDA to net loss, and Adjusted EBITDA per diluted share to loss per diluted share for the fiscal years ended January 31, 2019 and 2018 (amounts in thousands, except per share data). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Fiscal Year
In thousands, except per share data	2018	2017
Adjusted EBITDA Reconciliation
Net loss	$(5,865)	$(3,099)
Interest expense	384	475
Income tax benefit	—	(84)
Depreciation	450	774
Amortization of capitalized software development costs	1,160	2,113
Amortization of intangible assets	937	1,161
Amortization of other costs	346	270
EBITDA	(2,588)	1,610
Share-based compensation expense	629	1,109
Impairment of long-lived assets	3,681	—
Loss (gain) on disposal of fixed assets	7	(16)
Non-cash valuation adjustments to assets and liabilities	126	95
Loss on exit of operating lease	1,034	—
Adjusted EBITDA	$2,889	$2,798
Adjusted EBITDA margin (1)	13%	11%

Adjusted EBITDA per Diluted Share Reconciliation
Net loss per common share — diluted	$(0.30)	$(0.16)
Adjusted EBITDA per adjusted diluted share (2)	$0.13	$0.13
Diluted weighted average shares	19,540,980	19,090,899
Includable incremental shares — adjusted EBITDA (3)	3,065,402	3,244,825
Adjusted diluted shares	22,606,382	22,335,724

(1)	Adjusted EBITDA as a percentage of GAAP net revenues.
(2)	Adjusted EBITDA per adjusted diluted share for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.
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

Revenue Recognition

We adopted the new revenue recognition standard (“ASC 606”) effective February 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. ASC 606 superseded nearly all existing revenue recognition guidance under GAAP. The core principle of ASC 606 is to recognize revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Refer to Note 2 - Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8 herein for additional information regarding our revenue recognition policies under the new standard and the impact of adoption on our financial position and results of operations as of and for the year ended January 31, 2019.

Allowance for Doubtful Accounts

Accounts and contract receivables are comprised of amounts owed the Company for solutions and services provided. Contracts with individual clients and resellers determine when receivables are due and payable. In determining the allowances for doubtful accounts, the unpaid receivables are reviewed periodically to determine the payment status based upon the most currently available information. During these periodic reviews, the Company determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its clients or resellers to make required payments.

Capitalized Software Development Costs

Software development costs are accounted for in accordance with either ASC 985‑20, Software — Costs of Software to be Sold, Leased or Marketed, or ASC 350‑40, Internal-Use Software. Costs associated with the planning and designing phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is over the estimated economic life of the software. Amortization for our legacy software systems is provided on a solution-by-solution basis over the estimated economic life of the software, using the straight-line method. Amortization commences when a solution is available for general release to clients. Acquired internally-developed software from acquisitions is amortized using the straight-line method. Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination. The Company reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization.

Goodwill and Intangible Assets

Goodwill and other intangible assets were recognized in conjunction with the acquisitions of Interpoint Partners, LLC (“Interpoint”), Meta Health Technology, Inc. (“Meta”), Clinical Looking Glass® (“CLG”), Opportune IT and Unibased Systems Architecture, Inc. (“Unibased”). Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of internally-developed software, client relationships, non-compete agreements and license agreements. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one month to 10 years, using the straight-line and undiscounted expected future cash flows methods.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. We establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. See Note 7 - Income Taxes to our consolidated financial statements included in Part II, Item 8 herein for further details.

Liquidity and Capital Resources

The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or SaaS data center infrastructure. Operations are funded with cash generated by operations and borrowings under credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash and cash equivalent balances at January 31, 2019 and 2018 were $2,376,000 and $4,620,000, respectively. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.

The Company has liquidity through the Credit Agreement described in more detail in Note 5 - Debt to our consolidated financial statements included in Part II, Item 8 herein. The Company’s primary operating subsidiary has a $5,000,000 revolving line of credit. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary must comply with customary financial covenants, including the requirement that the Company maintain minimum liquidity of at least (i) $3,500,000 from November 20, 2018 through and including January 31, 2019, and (ii) $4,000,000 from February 1, 2019 through and including the maturity date of the credit facility, which maturity date is May 21, 2020. Pursuant to the Credit Agreement’s definition, the liquidity of the Company’s primary operating subsidiary as of January 31, 2019 was $7,376,000, which satisfies the minimum liquidity financial covenant in the Credit Agreement.

The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, calculated pursuant to the Credit Agreement and measured on a quarter-end basis, of at least the required amounts in the table set forth in Note 5 - Debt to our consolidated financial statements included in Part II, Item 8 herein for the applicable period set forth therein. Our lender uses a measurement that is similar to the Adjusted EBITDA, a non-GAAP financial measure described above. The required minimum EBITDA level for the period ended January 31, 2019 was $20,000.

The Company was in compliance with the applicable financial loan covenants at January 31, 2019. Based upon the borrowing base formula set forth in the Credit Agreement, as of January 31, 2019 and as of the date of this report, the Company had access to the full amount of the $5,000,000 revolving line of credit.

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

Significant cash obligations

	As of January, 31
(in thousands)	2019	2018
Term loan	$3,948	$4,498
Royalty liability	905	2,469

Please reference Note 12 — Commitments and Contingencies and Note 5 — Debt to our consolidated financial statements included in Part II, Item 8 for additional information.

Operating cash flow activities

	Fiscal Year
(in thousands)	2018	2017
Net loss	$(5,865)	$(3,099)
Non-cash adjustments to net loss	8,452	5,811
Cash impact of changes in assets and liabilities	(1,190)	(681)
Net cash provided by operating activities	$1,397	$2,031

The decrease in net cash provided by operating activities is primarily due to two customers from whom payments were collected just after year-end.   These were significant customer collections representing over $1,000,000 in cash. While in prior years these customers paid their balances prior to January 31, 2018, payments expected to be received in fiscal 2018 were only received subsequent to January 31, 2019.

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

Investing cash flow activities

	Fiscal Year
(in thousands)	2018	2017
Purchases of property and equipment	$(21)	$(49)
Proceeds from sales of property and equipment	21	20
Capitalized software development costs	(3,003)	(1,836)
Net cash used in investing activities	$(3,003)	$(1,865)

Cash used for investing activities in fiscal 2018 was approximately $1,138,000 higher than fiscal 2017.   See research and development cost (above).  The reason that the investment in capitalized software development costs in fiscal 2018 was higher than 2017 is related to the apportionment of costs to capitalized costs.  The total cost for research and development was the same in fiscal 2018 compared with fiscal 2017, however, more cost was capitalized due to the investment in the eValuator product. The Company is expecting to invest less in eValuator going forward as the product has been introduced to the market.

The Company estimates that to replicate its existing internally-developed software would cost significantly more than the stated net book value of $5,698,000, including the acquired internally-developed software of Opportune IT, at January 31, 2019. Many of the programs related to capitalized software development continue to have significant value to our current solutions and those under development, as the concepts, ideas and software code are readily transferable and are incorporated into new solutions.

Financing cash flow activities

	Fiscal Year
(in thousands)	2018	2017
Principal repayments on term loan	$(597)	$(1,112)
Principal payments on capital lease obligations	—	(91)
Proceeds from exercise of stock options and stock purchase plan	44	45
Other	(85)	(42)
Net cash used in financing activities	$(638)	$(1,200)

The decrease in cash used in financing activities in fiscal 2018 over the prior year was primarily the result of a $500,000 prepayment made towards our term loan in fiscal 2017 with proceeds from the sales of our Patient Engagement suite of solutions, as required pursuant to the mandatory prepayment provisions of the Credit Agreement, as well as the termination of a capital lease in the third quarter of fiscal 2017.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Streamline Health Solutions, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Streamline Health Solutions, Inc. and its subsidiary (the Company) as of January 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue recognition in the year ended January 31, 2019 due to the adoption of FASB Accounting Standards Codification (Topic 606), Revenue from Contracts with Customers.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2015.

Atlanta, Georgia,

April 22, 2019

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	January 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,376,000	$4,620,000
Accounts receivable, net of allowance for doubtful accounts of $345,000 and $349,000, respectively	2,933,000	3,001,000
Contract receivables	1,263,000	224,000
Prepaid assets	901,000	1,255,000
Other current assets	445,000	547,000
Total current assets	7,918,000	9,647,000
Non-current assets:
Property and equipment, net of accumulated amortization of $1,516,000 and $3,835,000, respectively	237,000	1,162,000
Contract receivables, less current portion	407,000	—
Capitalized software development costs, net of accumulated amortization of $19,689,000 and $18,658,000, respectively	5,698,000	4,308,000
Intangible assets, net of accumulated amortization of $3,858,000 and $6,969,000, respectively	1,669,000	5,835,000
Goodwill	15,537,000	15,537,000
Other	274,000	642,000
Total non-current assets	23,822,000	27,484,000
	$31,740,000	$37,131,000

See accompanying notes to consolidated financial statements.

	January 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,280,000	$421,000
Accrued compensation	789,000	342,000
Accrued other expenses	1,025,000	610,000
Current portion of term loan	597,000	597,000
Deferred revenues	8,338,000	9,482,000
Other	94,000	—
Total current liabilities	12,123,000	11,452,000
Non-current liabilities:
Term loan, net of current portion and deferred financing cost of $82,000 and $128,000, respectively	3,351,000	3,901,000
Royalty liability	905,000	2,469,000
Deferred revenues, less current portion	432,000	333,000
Other	41,000	274,000
Total non-current liabilities	4,729,000	6,977,000
Total liabilities	16,852,000	18,429,000
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,686,000 and $8,850,000 redemption value, 4,000,000 shares authorized, 2,895,464 and 2,949,995 shares issued and outstanding, respectively	8,686,000	8,850,000
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 20,767,708 and 20,005,977 shares issued and outstanding, respectively	208,000	200,000
Additional paid in capital	82,544,000	81,777,000
Accumulated deficit	(76,550,000)	(72,125,000)
Total stockholders’ equity	6,202,000	9,852,000
	$31,740,000	$37,131,000

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Fiscal Year
	2018	2017
Revenues:
Systems sales	$2,472,000	$1,343,000
Professional services	1,336,000	2,744,000
Audit services	1,118,000	1,216,000
Maintenance and support	12,586,000	13,171,000
Software as a service	4,853,000	5,864,000
Total revenues	22,365,000	24,338,000
Operating expenses:
Cost of systems sales	942,000	1,946,000
Cost of professional services	2,657,000	2,401,000
Cost of audit services	1,373,000	1,604,000
Cost of maintenance and support	2,173,000	2,904,000
Cost of software as a service	992,000	1,319,000
Selling, general and administrative	10,554,000	11,434,000
Research and development	4,261,000	5,352,000
Impairment of long-lived assets	3,681,000	—
Loss on exit of operating lease	1,034,000	—
Total operating expenses	27,667,000	26,960,000
Operating loss	(5,302,000)	(2,622,000)
Other expense:
Interest expense	(384,000)	(474,000)
Miscellaneous expense	(179,000)	(87,000)
Loss before income taxes	(5,865,000)	(3,183,000)
Income tax benefit	—	84,000
Net loss	(5,865,000)	(3,099,000)
Net loss per common share - basic	$(0.30)	$(0.16)
Weighted average number of common shares - basic	19,540,980	19,090,899
Net loss per common share - diluted	$(0.30)	$(0.16)
Weighted average number of common shares - diluted	19,540,980	19,090,899

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

			Additional
	Common	Common	paid in	Accumulated	Total
	stock shares	stock	capital	deficit	stockholders’ equity
Balance at January 31, 2017	19,695,391	$197,000	$80,668,000	$(69,026,000)	$11,839,000
Stock issued pursuant to Employee Stock Purchase Plan	47,282	—	45,000	—	45,000
Restricted stock issued	295,337	3,000	(3,000)	—	—
Surrender of stock upon vesting of restricted stock to satisfy tax withholding obligations	(32,033)	—	(42,000)	—	(42,000)
Share-based compensation expense	—	—	1,109,000	—	1,109,000
Net loss	—	—	—	(3,099,000)	(3,099,000)
Balance at January 31, 2018	20,005,977	$200,000	$81,777,000	$(72,125,000)	$9,852,000
Cumulative effect of ASC 606 implementation	—	—	—	1,440,000	1,440,000
Stock issued pursuant to Employee Stock Purchase Plan and exercise of stock options	48,616	—	44,000	—	44,000
Restricted stock issued	826,666	8,000	(8,000)	—	—
Restricted stock forfeited	(130,833)	(1,000)	1,000	—	—
Surrender of stock upon vesting of restricted stock to satisfy tax withholding obligations	(37,249)	—	(62,000)	—	(62,000)
Conversion of Series A Preferred Stock	54,531	1,000	163,000	—	164,000
Share-based compensation expense	—	—	629,000	—	629,000
Net loss	—	—	—	(5,865,000)	(5,865,000)
Balance at January 31, 2019	20,767,708	$208,000	$82,544,000	$(76,550,000)	$6,202,000

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars, except share information)

	Fiscal Year
	2018	2017
Cash flows from operating activities:
Net loss	$(5,865,000)	$(3,099,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	450,000	774,000
Amortization of capitalized software development costs	1,160,000	2,113,000
Amortization of intangible assets	937,000	1,161,000
Amortization of other deferred costs	415,000	341,000
Valuation adjustments	126,000	95,000
Impairment of long-lived assets	3,681,000	—
Loss on exit of operating lease	1,034,000	—
Loss (gain) on disposal of fixed assets	7,000	(16,000)
Share-based compensation expense	629,000	1,109,000
Provision for accounts receivable	13,000	234,000
Changes in assets and liabilities:
Accounts and contract receivables	(640,000)	1,498,000
Other assets	466,000	(696,000)
Accounts payable	859,000	(695,000)
Accrued expenses	129,000	(117,000)
Deferred revenues	(2,004,000)	(671,000)
Net cash provided by operating activities	1,397,000	2,031,000
Cash flows from investing activities:
Purchases of property and equipment	(21,000)	(49,000)
Proceeds from sales of property and equipment	21,000	20,000
Capitalization of software development costs	(3,003,000)	(1,836,000)
Net cash used in investing activities	(3,003,000)	(1,865,000)
Cash flows from financing activities:
Principal payments on term loan	(597,000)	(1,112,000)
Principal payments on capital lease obligation	—	(91,000)
Payments related to settlement of employee shared-based awards	(62,000)	(42,000)
Proceeds from exercise of stock options and stock purchase plan	44,000	45,000
Payment of deferred financing costs	(23,000)	—
Net cash used in financing activities	(638,000)	(1,200,000)
Net decrease in cash and cash equivalents	(2,244,000)	(1,034,000)
Cash and cash equivalents at beginning of period	4,620,000	5,654,000
Cash and cash equivalents at end of period	$2,376,000	$4,620,000

	Fiscal Year
	2018	2017
Supplemental cash flow disclosures:
Interest paid	$417,000	$418,000
Income taxes paid	$11,000	$8,000
Supplemental disclosure of non-cash financing activities:
Conversion of 54,531 shares of Series A Preferred Stock to common shares	$164,000	$—
Modification of royalty liability associated with the acquisition of Clinical Analytics	$1,644,000	$—

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2019 and 2018

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Streamline Health Solutions, Inc. and its subsidiary (“we”, “us”, “our”, “Streamline”, or the “Company”) operates in one segment as a provider of healthcare information technology solutions and associated services. The Company provides these capabilities through the licensing of its HIM, Coding & CDI, eValuator Coding Analysis Platform, Financial Management and Patient Care solutions and other workflow software applications and the use of such applications by software as a service (“SaaS”). The Company also provides audit services to help clients optimize their internal clinical documentation and coding functions, as well as implementation and consulting services to complement its software solutions. The Company’s software and services enable hospitals and integrated healthcare delivery systems in the United States and Canada to capture, store, manage, route, retrieve and process patient clinical, financial and other healthcare provider information related to the patient revenue cycle.

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

All amounts in the consolidated financial statements, notes and tables have been rounded to the nearest thousand dollars, except share and per share amounts, unless otherwise indicated.

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

Receivables

Accounts and contract receivables are comprised of amounts owed to the Company for licensed software, professional services, including coding audit, maintenance services, and software as a service and are presented net of the allowance for doubtful accounts. The timing of revenue recognition may not coincide with the billing terms of the client contract, resulting in unbilled receivables or deferred revenues; therefore certain contract receivables represent revenues recognized prior to client billings. Individual contract terms with clients or resellers determine when receivables are due. For billings where the criteria for revenue recognition have not been met, deferred revenue is recorded until all revenue recognition criteria have been met.

Allowance for Doubtful Accounts

In determining the allowance for doubtful accounts, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon the most recent information available and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. During these periodic reviews, the Company determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its clients or resellers to make required payments. The allowance for doubtful accounts was approximately $345,000 and $349,000 at January 31, 2019 and 2018, respectively. The Company believes that its reserve is adequate, however results may differ in future periods.

Bad debt expense for fiscal years 2018 and 2017 was as follows:

	2018	2017
Bad debt expense	$13,000	$234,000

Concessions Accrual

In determining the concessions accrual, the Company evaluates historical concessions granted relative to revenue. The concession accrual included in accrued other expenses on the Company’s consolidated balance sheets was $44,000 and $48,000 as of January 31, 2019 and 2018, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method, over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Computer equipment and software	3‑4 years
Office equipment	5 years
Office furniture and fixtures	7 years
Leasehold improvements	Term of lease or estimated useful life, whichever is shorter

Depreciation expense for property and equipment in fiscal 2018 and 2017 was $450,000 and $774,000, respectively.

Normal repair and maintenance is expensed as incurred. Replacements are capitalized and the property and equipment accounts are relieved of the items being replaced or disposed of, if no longer of value. The related cost and accumulated depreciation of the disposed assets are eliminated and any gain or loss on disposition is included in the results of operations in the year of disposal.

Leases

On December 13, 2013, the Company entered into an amended lease obligation to lease 24,335 square feet of office space in Atlanta, Georgia. The lease commenced upon taking possession of the space and was scheduled to end in November 2022. The provisions of the lease provided for rent abatement for the first eight months of the lease term. Upon taking possession of the premises, the rent abatement and the unamortized balance of deferred rent associated with the previously leased premises were aggregated with the total expected rental payments and amortized on a straight-line basis over the term of the lease. In the third quarter of fiscal 2018, we assigned our Atlanta office lease and relocated our corporate office to a new space. See Note 12 – Commitments and Contingencies for further details on our new shared office arrangement.

In fiscal 2014, the Company entered into a lease obligation to lease 10,350 square feet of office space in New York, New York. The lease commenced upon taking possession of the space and expires in November 2019. The lease agreement provided for rent abatement for the first two months of the lease term. Upon taking possession of the premises, the rent abatement was aggregated with the total expected rental payments and amortized on a straight-line basis over the term of the lease. In the second quarter of fiscal 2018, we closed our New York office and subleased the office space for the remaining period of the original lease term. See Note 4 – Operating Leases for further details on the closure of our New York office.

The Company had capital leases to finance office equipment purchases that continued into the third quarter of fiscal 2017. The amortization expense of the leased equipment is included in depreciation expense. As of January 31, 2019 and 2018, the Company had no material capital lease obligations.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Among the factors the Company considers in making the evaluation are changes in market position and profitability. If facts and circumstances are present which may indicate that the carrying amount of the assets may not be recoverable, the Company will prepare a projection of the undiscounted cash flows of the specific asset or asset group and determine if the long-lived assets are recoverable based on these undiscounted cash flows. If impairment is indicated, an adjustment will be made to reduce the carrying amount of these assets to their fair values.

Capitalized Software Development Costs

Software development costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The Company capitalized such costs, including interest, of $3,003,000 and $1,836,000 in fiscal 2018 and 2017, respectively.

Amortization for the Company’s software systems is provided on a solution-by-solution basis over the estimated economic life of the software, typically three to five years, using the straight-line method. Amortization commences when a solution is available for general release to clients. Acquired internally-developed software from acquisitions is amortized using the straight-line method.

Amortization expense on all internally-developed software was $1,160,000 and $2,113,000 in fiscal 2018 and 2017, respectively, and was included in the consolidated statements of operations as follows:

	Fiscal Year
	2018	2017
Amortization expense on internally-developed software included in:
Cost of systems sales	$768,000	$1,914,000
Cost of software as a service	379,000	186,000
Cost of audit services	13,000	13,000
Total amortization expense on internally-developed software	$1,160,000	$2,113,000

Research and development expense was $4,261,000 and $5,352,000 in fiscal 2018 and 2017, respectively.

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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

		Quoted Prices in	Significant Other	Significant
	Total Fair	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At January 31, 2019
Royalty liability (1) (3)	$905,000	$—	$—	$905,000

At January 31, 2018
Royalty liability (1) (2)	$2,469,000	$—	$—	$2,469,000

(1)

The initial fair value of royalty liability was determined by management with the assistance of an independent third-party valuation specialist, and by management thereafter. Fair value adjustments are included within miscellaneous expense in the consolidated statements of operations.

(2)

The fair value of the royalty liability was determined based on the probability-weighted revenue scenarios for the Streamline Health® Clinical Analytics solution licensed from Montefiore Medical Center (discussed in Note 12 – Commitments and Contingencies).

(3)

Following the modification of the Royalty Agreement in the second quarter of fiscal 2018 (discussed in Note 12 – Commitments and Contingencies), the royalty liability was significantly reduced as a result of the commitment to fulfill a portion of our obligation by providing incremental maintenance services. The fair value of the royalty liability was determined based on the portion of the modified royalty commitment payable in cash.

In fiscal 2018, the Company determined that its strategic focus on serving the middle of the revenue cycle and the resulting decrease in the customer base for our Clinical Analytics solution constituted a triggering event for impairment analysis. We assessed the fair value of long-lived assets associated with our Clinical Analytics solution based on expected future cash flows from this solution, including the royalty liability, and determined that related intangible assets and capitalized software development costs classified as Level 3 were fully impaired, therefore had zero value as of December 31, 2018. For further details on the impairment loss and royalty liability associated with our Clinical Analytics solution, see Note 6 – Goodwill and Intangible Assets and Note 12 – Commitments and Contingencies, respectively.

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

We recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”), the new revenue recognition standard established by ASU 2014‑09. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Contract Combination

The Company may execute more than one contract or agreement with a single customer. The Company evaluates whether the agreements were negotiated as a package with a single objective, whether the amount of consideration to be paid in one agreement depends on the price and/or performance of another agreement, or whether the goods or services promised in the agreements represent a single performance obligation. The conclusions reached can impact the allocation of the transaction price to each performance obligation and the timing of revenue recognition related to those arrangements.

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

Maintenance and Support Services

Our maintenance and support obligations include multiple discrete performance obligations, with the two largest being unspecified product upgrades or enhancements, and technical support, which can be offered at various points during a contract period. We believe that the multiple discrete performance obligations within our overall maintenance and support obligations can be viewed as a single performance obligation since both the unspecified upgrades and technical support are activities to fulfill the maintenance performance obligation and are rendered concurrently. Maintenance and support agreements entitle clients to technology support, version upgrades, bug fixes and service packs. We recognize maintenance and support revenue over the contract term.

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

 We defer the direct costs, which include salaries and benefits, for professional services related to SaaS contracts. These deferred costs will be amortized over the identical term as the associated revenues. As of January 31, 2019 and 2018, we had deferred costs of $251,000 and $471,000, respectively, net of accumulated amortization of $399,000 and $312,000, respectively. Amortization expense of these costs was $346,000 and $270,000 in fiscal 2018 and 2017, respectively.

Audit Services

The Company provides technology-enabled coding audit services to help clients review and optimize their internal clinical documentation and coding functions across the applicable segment of the client’s enterprise. Audit services are a separate performance obligation. We recognize revenue over time as the services are performed.

Comparative GAAP Financials

The adoption of the new standard has the following impact to the Company’s condensed consolidated statements of operations for the year ended January 31, 2019:

	Year Ended January 31, 2019
	As reported under ASC 606	Balances without adoption of ASC 606	Adjustments due to ASC 606
Revenues
Systems sales	$2,472,000	$2,322,000	$150,000
Maintenance and support	12,586,000	12,590,000	(4,000)

	As of January 31, 2019
	As reported under ASC 606	Balances without adoption of Topic 606	Adjustments due to ASC 606
Assets
Contract receivables, current	$1,263,000	$803,000	$460,000
Contract receivables, noncurrent	407,000	27,000	380,000

Liabilities
Deferred revenues, current	8,338,000	9,084,000	(746,000)

Shareholders' Equity
Accumulated deficit	$(76,550,000)	$(78,136,000)	$1,586,000

The adoption of ASC 606 resulted in a decrease in deferred revenues and an increase in contract receivables driven by upfront recognition of revenue, rather than over the contract period, from certain multi-year term software license agreements that include both software licenses and software support and maintenance. Revenues related to SaaS-based offerings, hardware sales, maintenance and support, and audit services remain substantially unchanged.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Year Ended January 31, 2019
	Recurring Revenue	Non-recurring Revenue	Total
Systems sales	$899,000	$1,573,000	$2,472,000
Professional services	—	1,336,000	1,336,000
Audit services	—	1,118,000	1,118,000
Maintenance and support	12,586,000	—	12,586,000
Software as a service	4,853,000	—	4,853,000
Total revenue:	$18,338,000	$4,027,000	$22,365,000

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract. Our contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the year ended January 31, 2019, we recognized $9,449,000 in revenue from deferred revenues outstanding as of January 31, 2018.

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

Transaction price allocated to the remaining performance obligations

Revenue allocated to remaining performance obligations represents contracted revenue that will be recognized in future periods, which is comprised of deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Revenue allocated to remaining performance obligations was $27 million as of January 31, 2019, of which the Company expects to recognize approximately 65% over the next 12 months and the remainder thereafter.

Deferred commissions costs (contract acquisition costs)

Contract acquisition costs, which consist of sales commissions paid or payable, is considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial and renewal contracts are deferred and then amortized on a straight-line basis over a period of benefit, which the Company has determined to be the customer life. As a practical expedient, we expense sales commissions as incurred when the amortization period of related deferred commission costs would have been one year or less.

Deferred commissions costs paid and payable are included on the consolidated balance sheets within prepaid assets and other current assets, respectively, and totaled $185,000 and $114,000, respectively, as of January 31, 2019. As of January 31, 2018, deferred commissions costs paid and payable totaled $136,000 and $116,000, respectively. In fiscal 2018, $145,000 in amortization expense associated with deferred sales commissions was included in selling, general and administrative expenses on the condensed consolidated statements of operations.

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

Goodwill and Intangible Assets

Goodwill and other intangible assets were recognized in conjunction with the Interpoint, Meta, CLG and Opportune IT acquisitions, as well as the Unibased acquisition (prior to divestiture of such assets). Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of internally-developed software, client relationships, non-compete agreements and license agreements. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to 10 years, using the straight-line and undiscounted expected future cash flows methods.

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

The Company assesses goodwill annually (as of November 1), or more frequently when events and circumstances, such as the ones mentioned above, occur indicating that the recorded goodwill may be impaired. During the years ended January 31, 2019 and 2018, the Company did not note any of the above qualitative factors, which would be considered a triggering event for goodwill impairment. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to the Company and trends in the market price of the Company’s common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

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

To conduct a quantitative two-step goodwill impairment test, the fair value of the reporting unit is first compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company performs the second step and records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company estimates the fair value of its reporting unit using a blend of market and income approaches. The market approach consists of two separate methods, including reference to the Company’s market capitalization, as well as the guideline publicly traded company method. The market capitalization valuation method is based on an analysis of the Company’s stock price on and around the testing date, plus a control premium. The guideline publicly traded company method was made by reference to a list of publicly traded software companies providing services to healthcare organizations, as determined by management. The market value of common equity for each comparable company was derived by multiplying the price per share on the testing date by the total common shares outstanding, plus a control premium. Selected valuation multiples are then determined and applied to appropriate financial statistics based on the Company’s historical and forecasted results. The Company estimates the fair value of its reporting unit using the income approach, via discounted cash flow valuation models which include, but are not limited to, assumptions such as a “risk-free” rate of return on an investment, the weighted average cost of capital of a market participant and future revenue, operating margin, working capital and capital expenditure trends. Determining the fair value of reporting unit and goodwill includes significant judgment by management, and different judgments could yield different results.

The Company performed its annual assessment of goodwill during the fourth quarter of fiscal 2018, using the two-step approach described above. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on the analysis performed for step one, the fair value of the reporting unit exceeded the carrying amount of the reporting unit, including goodwill, and, therefore, a goodwill impairment loss was not recognized. As the Company passed step one of the analysis, step two was not required.

In fiscal 2018, long-lived assets associated with our Clinical Analytics solution were deemed impaired and their corresponding balance was fully written off (see Note 6 - Goodwill and Intangible Assets to our consolidated financial statements included herein).

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period. The Company incurred total annual compensation expense related to stock-based awards of $629,000 and $1,109,000 in fiscal 2018 and 2017, respectively.

The fair value of the stock options granted in fiscal 2018 and 2017 was estimated at the date of grant using a Black-Scholes option pricing model. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical data (such as, volatility factor, expected term and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market close price per share on the grant date. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically a one- to four-year service period to the Company. In fiscal 2018 and 2017, 37,249 and 32,033 shares of common stock were surrendered to the Company to satisfy tax withholding obligations totaling $62,000 and $42,000, respectively, in connection with the vesting of restricted stock awards. Shares surrendered by the restricted stock award recipients in accordance with the applicable plan are deemed canceled, and therefore are not available to be reissued. The Company awarded 501,666 and 220,337 shares of restricted stock to officers and directors of the Company in fiscal 2018 and 2017, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credit and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. See Note 7 - Income Taxes for further details.

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At January 31, 2019, the Company believes it has appropriately accounted for any uncertain tax positions. The Company has recorded $275,000 and $295,000 in reserves for uncertain tax positions and corresponding interest and penalties, respectively, as of January 31, 2019 and 2018.

Net Loss Per Common Share

The Company presents basic and diluted earnings per share (“EPS”) data for its common stock. Basic EPS is calculated by dividing the net loss attributable to common stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated based on the profit or loss attributable to common stockholders and the weighted average number of shares of common stock outstanding adjusted for the effects of all potential dilutive common stock issuances related to options, unvested restricted stock, and convertible preferred stock. Potential common stock dilution related to outstanding stock options and unvested restricted stock is determined using the treasury stock method, while potential common stock dilution related to Series A Convertible Preferred Stock is determined using the “if converted” method.

The Company’s unvested restricted stock awards and Series A Convertible Preferred Stock are considered participating securities under ASC 260, Earnings Per Share, which means the security may participate in undistributed earnings with common stock. The Company’s unvested restricted stock awards are considered participating securities because they entitle holders to non-forfeitable rights to dividends or dividend equivalents during the vesting term. The holders of the Series A Convertible Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends, other than dividends in the form of common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

In accordance with ASC 260, securities are deemed not to be participating in losses if there is no obligation to fund such losses. For the years ended January 31, 2019 and 2018, the unvested restricted stock awards and the Series A Convertible Preferred Stock were deemed not to be participating since there was a net loss. As of January 31, 2019 and 2018, there were 2,895,464 and 2,949,995 shares of Series A Convertible Preferred Stock outstanding, respectively, each share being convertible into one share of the Company’s common stock. For the years ended January 31, 2019 and 2018, 169,959 and 293,568, respectively, unvested restricted shares of common stock were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.

The following is the calculation of the basic and diluted net loss per share of common stock:

	Fiscal Year
	2018	2017
Net earnings (loss)	$(5,865,000)	$(3,099,000)
Weighted average shares outstanding - Basic	19,540,980	19,090,899
Stock options, Restricted stock and Series A Convertible Preferred Stock	—	—
Weighted average shares outstanding - Diluted	19,540,980	19,090,899
Basic net earnings (loss) per share of common stock	$(0.30)	$(0.16)
Diluted net earnings (loss) per share of common stock	$(0.30)	$(0.16)

Diluted net loss per share excludes the effect of stock options as their inclusion would have been anti-dilutive. As of January 31, 2019 and 2018, there were 1,580,657 and 2,173,156 outstanding stock options, respectively.

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

We have completed our assessment of our systems, available data and processes affected by the implementation of this new revenue recognition guidance. The Company’s formal accounting policies have been established. As a result of the implementation of this standard, the Company recorded an adjustment to reduce accumulated deficit as of February 1, 2018 by $1.4 million, related primarily to the timing of revenue. The most significant impact relates to our accounting for term software license revenue. Revenues related to SaaS-based offerings, hardware sales, maintenance and support, and audit services remain substantially unchanged. For arrangements which include both software license and maintenance and support components, we expect to recognize the revenue attributed to license upfront at a point in time rather than over the term of the contract. We also expect to recognize license revenues upfront rather than be restricted to payment amounts due under extended payment term contracts as required under the previous guidance. Additionally, the new revenue recognition guidance requires the capitalization of all incremental costs of obtaining a contract with a customer that an entity expects to recover. We had already been capitalizing sales commissions associated with new and renewal contracts. We did not identify any other costs that would be eligible for capitalization under the new guidance. As a result, we did not record any additional deferral for such costs upon adoption of the new guidance on February 1, 2018.

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The update became effective for us on February 1, 2019. Early adoption of the update is permitted. We currently expect to record right of use assets of approximately $175,000 and additional lease liability of approximately $175,000 upon the adoption of ASU 2016-02. We do not anticipate any material changes to our operating results or liquidity as a result of the adoption of ASU 2016-12.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The update specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption of the update is permitted. We adopted the ASU early effective February 1, 2018. The adoption of this ASU did not have a significant impact on our consolidated financial statements.

NOTE 3 — PREFERRED STOCK

In connection with a 2012 private placement investment, the Company issued 2,416,785 shares of Series A Preferred Stock at $3.00 per share. The Series A Preferred Stock does not pay a dividend, however, the holders are entitled to receive dividends on shares of preferred stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Series A Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Series A Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Series A Preferred Stock can be converted to common shares at any time by the holders or, at the option of the Company, if the arithmetic average of the daily volume weighted average price of the common stock for the ten day period prior to the measurement date is greater than $8.00 per share and the average daily trading volume for the sixty day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.

On November 1, 2012, upon shareholder approval, convertible subordinated notes were converted into 1,583,210 shares of Series A Convertible Preferred Stock.

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

In fiscal 2018, 54,531 shares of the Company’s Series A Convertible Preferred Stock were converted into common stock. As a result, Series A Convertible Preferred Stock was reduced by $164,000, with the offsetting increase to Common Stock and Additional Paid-in Capital. As of January 31, 2019 and 2018, 2,895,464 and 2,949,995 shares of Series A Convertible Preferred Stock remained outstanding.

NOTE 4 — OPERATING LEASES

In the second quarter of fiscal 2018, we closed our New York office and subleased the office space for the remaining period of the original lease term which expires in November 2019. As a result of vacating and subleasing the office, we recorded a $472,000 loss on exit of the operating lease in fiscal 2018, which captures the future net cash flows associated with the vacated premises as of the office closure date, including $384,000 in rent receipts from our sublessee and $48,000 in loss incurred on the disposal of fixed assets. As of January 31, 2019, the total minimum rentals due and to be received under this non-cancelable sublease were $478,000 and $216,000, respectively.

In the third quarter of fiscal 2018, we assigned our then current Atlanta office lease that would have expired in November 2022 and entered into a membership agreement to occupy shared office space in Atlanta. As a result of assigning the office lease, we recorded a $562,000 loss on exit of the operating lease in the third quarter of fiscal 2018, which is mainly comprised of $275,000 in broker commissions and a $499,000 loss on the disposal of leasehold improvements, furniture and equipment, net of a $239,000 gain from the write-off of associated lease incentive liability.  See Note 12 – Commitments and Contingencies for further details on our shared office arrangement.

Rent and leasing expense for facilities and equipment was $964,000 and $1,234,000 for fiscal years 2018 and 2017, respectively.

NOTE 5 — DEBT

Term Loan and Line of Credit

On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto. Pursuant to the Credit Agreement, the lenders agreed to provide a $10,000,000 senior term loan and a $5,000,000 revolving line of credit to our primary operating subsidiary. Amounts outstanding under the Credit Agreement bear interest at either LIBOR or the base rate, as elected by the Company, plus an applicable margin. Subject to the Company’s leverage ratio, pursuant to the terms of the amendment to the Credit Agreement entered into as of April 15, 2015, the applicable LIBOR rate margin varies from 4.25% to 6.25%, and the applicable base rate margin varies from 3.25% to 5.25%. The term loan and line of credit provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. The outstanding senior term loan is secured by substantially all of our assets. Pursuant to the terms of the fourth amendment to the Credit Agreement entered into as of November 20, 2018, the original term loan and line of credit maturity date of November 21, 2019 was extended to May 21, 2020. The senior term loan principal balance is payable in quarterly installments, which started in March 2015 and will continue through the maturity date, with the full remaining unpaid principal balance due at maturity. Financing costs associated with the new credit facility are being amortized over its term on a straight-line basis, which is not materially different from the effective interest method.

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

The following table shows our minimum EBITDA covenant thresholds, as modified by the fourth amendment to the Credit Agreement:

Applicable period	Minimum EBITDA
For the fiscal quarter ended October 31, 2018	$(509,000)
For the 2-quarter period ended January 31, 2019	20,000
For the 3-quarter period ending April 30, 2019	204,000
For the 4-quarter period ending July 31, 2019	180,000
For the 4-quarter period ending October 31, 2019	508,000
For the 4-quarter period ending January 31, 2020	408,000
For the 4-quarter period ending April 30, 2020 and each fiscal quarter thereafter	562,000

The Company was in compliance with the applicable financial loan covenants at January 31, 2019.

As of January 31, 2019, the Company had no outstanding borrowings under the revolving line of credit, and had accrued $14,000 in interest and unused line fees. Based upon the borrowing base formula set forth in the Credit Agreement, as of January 31, 2019, the Company had access to the full amount of the $5,000,000 revolving line of credit.

Outstanding principal balances on debt consisted of the following at:

	January 31, 2019	January 31, 2018
Senior term loan	$4,030,000	$4,626,000
Deferred financing cost	(82,000)	(128,000)
Total	3,948,000	4,498,000
Less: Current portion	(597,000)	(597,000)
Non-current portion of debt	$3,351,000	$3,901,000

Future principal payments of debt consisted of the following at January 31, 2019:

Fiscal year	Senior Term Loan (1)
2019	$597,000
2020	3,433,000
Total repayments	$4,030,000

(1)	Term loan balance on the consolidated balance sheet is reported net of deferred financing costs of $82,000.
(2)

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

	January 31, 2019
	Estimated		Accumulated
	Useful Life	Gross Assets	Amortization	Net Assets
Finite-lived assets:
Client relationships	5-10 years	$5,397,000	$3,756,000	$1,641,000
Covenants not to compete	3 years	130,000	102,000	28,000
Total		$5,527,000	$3,858,000	$1,669,000

	January 31, 2018
	Estimated		Accumulated
	Useful Life	Gross Assets	Amortization	Net Assets
Finite-lived assets:
Client relationships	5-15 years	5,805,000	3,308,000	2,497,000
Covenants not to compete	0.5-15 years	986,000	823,000	163,000
Supplier agreements	5 years	1,582,000	1,582,000	—
License agreement	15 years	4,431,000	1,256,000	3,175,000
Total		$12,804,000	$6,969,000	$5,835,000

In fiscal 2018, we recognized an impairment charge of $3,681,000 as the carrying value of finite-lived intangible assets and capitalized product development cost relating to our Clinical Analytics solution no longer appeared recoverable. This impairment charge is included in the “Impairment of long-lived assets” line in our consolidated statements of operations for the year ended January 31, 2019. See Note 12 – Commitments and Contingencies for royalty liability associated with our Clinical Analytics solution.

Future amortization expense for intangible assets is estimated as follows:

Annual Amortization Expense
2019	$554,000
2020	491,000
2021	455,000
2022	169,000
Total	$1,669,000

NOTE 7 — INCOME TAXES

Income taxes consist of the following:

	Fiscal Year
	2018	2017
Current tax (expense) benefit:
Federal	$7,000	$—
State	(7,000)	(11,000)
Total current provision	—	(11,000)
Deferred tax benefit:
Federal	—	95,000
State	—	—
Total deferred tax benefit	—	95,000
Current and deferred tax benefit	$—	$84,000

The income tax benefit differs from the amount computed using the federal statutory income tax rates of 21% and 32.9% for fiscal 2018 and 2017, respectively, as follows:

	Fiscal Year
	2018	2017
Federal tax benefit at statutory rate	$(1,232,000)	$1,047,000
State and local taxes, net of federal benefit (expense)	(95,000)	195,000
Change in valuation allowance	(767,000)	4,505,000
Permanent items:
Incentive stock options	18,000	(112,000)
Change in fair value of warrants liability	—	15,000
Other	1,000	(24,000)
Reserve for uncertain tax position	32,000	(19,000)
R&D Credit (Federal)	(158,000)	219,000
R&D Credit (State)	134,000	(129,000)
Tax Cuts and Jobs Act	—	(5,827,000)
Expiring carryforwards	1,965,000	—
Other	102,000	214,000
Income tax benefit	$—	$84,000

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences and credits are as follows:

	January 31,
	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$84,000	$91,000
Deferred revenue	63,000	155,000
Accruals	141,000	71,000
Net operating loss carryforwards	9,532,000	10,617,000
Stock compensation expense	205,000	236,000
Property and equipment	30,000	109,000
R&D credit	1,102,000	1,144,000
Other	133,000	117,000
Total deferred tax assets	11,290,000	12,540,000
Valuation allowance	(11,045,000)	(11,813,000)
Net deferred tax assets	245,000	727,000
Deferred tax liabilities:
Finite-lived intangible assets	(245,000)	(727,000)
Total deferred tax liabilities	(245,000)	(727,000)
Net deferred tax liabilities	$—	$—

At January 31, 2019, the Company had U.S. federal net operating loss carry forwards of $36,800,000, which expire at various dates through fiscal 2037. The Company also had state net operating loss carry forwards of $17,170,000, which expire through fiscal 2038. Federal and state R&D credit carry forwards will expire through fiscal 2038 and 2028, respectively. The Tax Cuts and Jobs Act signed into law on December 22, 2017 eliminated the ability to carryback net operating losses and allows net operating losses to be carried forward indefinitely. At January 31, 2019, the Company had indefinite-lived federal net operating loss carry forwards of $3,900,000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company established a valuation allowance of $11,045,000 and $11,813,000 at January 31, 2019 and 2018, respectively. The decrease in the valuation allowance of $768,000 was driven primarily by the expiration of federal net operating loss carry forwards.

The Company and its subsidiary are subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through January 31, 2014. All material state and local income tax matters have been concluded for years through January 31, 2013. The Company is no longer subject to IRS examination for periods prior to the tax year ended January 31, 2014; however, carryforward losses that were generated prior to the tax year ended January 31, 2014 may still be adjusted by the IRS if they are used in a future period.

The Company has recorded a reserve, including interest and penalties, for uncertain tax positions of $275,000 and $295,000 as of January 31, 2019 and 2018, respectively. As of January 31, 2019 and 2018, the Company had no accrued interest and penalties associated with unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	2018	2017
Beginning of fiscal year	$295,000	$290,000
Additions for tax positions for the current year	32,000	62,000
Additions for tax positions of prior years	—	3,000
Subtractions for tax positions of prior years	(52,000)	(60,000)
End of fiscal year	$275,000	$295,000

Impact of the Tax Cuts and Jobs Act

The Tax Act was signed into law on December 22, 2017.  Among other things, the Tax Act reduces the U.S. federal corporate tax rate from 34.0 percent to 21.0 percent effective January 1, 2018 and allows for 100 percent expensing of certain fixed assets placed in service after September 27, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to finalize the calculations for certain income tax effects of the Tax Cuts and Jobs Act. In accordance with SAB 118, in fiscal 2017 the Company recorded a provisional estimated net tax expense of $5.8 million in connection with the tax effect of the Tax Act. Adjustments to this provisional amount recorded in fiscal 2018 did not have a significant impact on our consolidated financial statements. Our accounting for the effects of the Tax Act enactment is now complete.

NOTE 8 — MAJOR CLIENTS

In fiscal year 2018, no individual client accounted for 10% or more of our total revenues. Two clients represented 12% and 9%, respectively, of total accounts receivable as of January 31, 2019.

In fiscal year 2017, no individual client accounted for 10% or more of our total revenues. Two clients represented 12% and 11%, respectively, of total accounts receivable as of January 31, 2018.

NOTE 9 — EMPLOYEE RETIREMENT PLAN

The Company has established a 401(k) retirement plan that covers all associates. Company contributions to the plan may be made at the discretion of the board of directors. The Company matched 100% up to the first 4% of compensation deferred by each associate in the 401(k) plan through December 31, 2018. Effective January 1, 2019, the Company’s matched amount was decreased to 50% up to the first 4% of compensation deferred by each associate. The total compensation expense for this matching contribution was $483,000 and $524,000 in fiscal 2018 and 2017, respectively.

NOTE 10 — EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan under which associates may purchase up to 1,000,000 shares of common stock. Under the plan, eligible associates may elect to contribute, through payroll deductions, up to 10% of their base pay to a trust during any plan year, i.e., January 1 through December 31 of the same year. Semi-annually, typically in January and July of each year, the plan issues, for the benefit of the employees, shares of common stock at the lesser of (a) 85% of the fair market value of the common stock on the first day of the vesting period (January 1 or July 1), or (b) 85% of the fair market value of the common stock on the last day of the vesting period (June 30 or December 31 of the same year). At January 31, 2019, 431,556 shares remain that can be purchased under the plan.

The Company recognized compensation expense of $4,000 and $19,000 for fiscal years 2018 and 2017, respectively, under this plan.

During fiscal 2018, 13,339 shares were purchased at the price of $0.69 per share and 10,370 shares were purchased at the price of $1.20 per share; during fiscal 2017, 21,234 shares were purchased at the price of $0.98 per share and 26,048 shares were purchased at the price of $0.91 per share. The cash received for shares purchased from the plan was $22,000 and $45,000 in fiscal 2018 and 2017, respectively.

The purchase price at June 30, 2019 will be 85% of the lower of (a) the closing price on January 2, 2019 ($0.88) or (b) the closing price on June 30, 2019.

NOTE 11 — STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s Second Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) replaced the 2005 Incentive Compensation Plan (the “2005 Plan”). Under these plans, the Company is authorized to issue equity awards (stock options, stock appreciation rights or “SARs”, and restricted stock) to directors and associates of the Company. Outstanding awards under the 2005 Plan continue to be governed by the terms of the 2005 Plan until exercised, expired or otherwise terminated or canceled, but no further equity awards are allowed to be granted under the 2005 Plan. Under the 2013 Plan, the Company is authorized to issue a number of shares not to exceed (i) 2,300,000 plus (ii) the number of shares remaining available for issuance under the 2005 Plan as of the date the 2005 Plan was replaced, plus (iii) the number of shares that become available under the 2005 Plan pursuant to forfeiture, termination, lapse, or satisfaction of a 2005 Plan award in cash or property other than shares of common stock. The options granted under the 2013 Plan and 2005 Plan have terms of ten years or less, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant. At January 31, 2019 and 2018, options to purchase 1,355,657 and 1,873,156 shares of the Company’s common stock, respectively, have been granted and are outstanding under the 2013 Plan. There are no SARs outstanding.

Inducement grants are approved by the Company’s compensation committee pursuant to NASDAQ Marketplace Rule 5635(c)(4). The terms of the grants were nearly identical to the terms and conditions of the Company’s stock incentive plans in effect at the time of each inducement grant. For the year ended January 31, 2019, with regard to inducement grants, no stock options were issued, no options expired, 75,000 options were forfeited and no stock options were exercised. For the year ended January 31, 2018, with regard to inducement grants, no stock options were issued, no options expired, no options were forfeited and no stock options were exercised. As of January 31, 2019 and 2018, there were 225,000 and 300,000 options outstanding, respectively, under inducement grants.

Please see “Restricted Stock” section for information on the restricted shares.

A summary of stock option activity follows:

		Weighted
		Average		Remaining	Aggregate
	Options	Exercise Price		Life in Years	intrinsic value
Outstanding as of February 1, 2018	2,173,156	$3.42
Granted	47,000	1.68
Exercised	(50,694)	1.18
Expired	(201,469)	2.55
Forfeited	(387,336)	3.61
Outstanding as of January 31, 2019	1,580,657	$3.50	(1)	6.13	$15,000
Exercisable as of January 31, 2019	1,401,435	$3.73	(2)	5.91	$8,000
Vested or expected to vest as of January 31, 2019	1,542,516	$3.54		6.09	$14,000

(1)

The exercise prices range from $1.10 to $8.10, of which 440,000 shares are between $1.10 and $2.00 per share, 362,240 shares are between $2.19 and $4.00 per share, and 778,417 shares are between $4.02 and $8.10 per share.

(2)

The exercise prices range from $1.18 to $8.10, of which 280,778 shares are between $1.18 and $2.00 per share, 362,240 shares are between $2.19 and $4.00 per share, and 758,417 shares are between $4.02 and $8.10 per share.

For fiscal 2018 and 2017, the weighted average grant date fair value of options granted during the year was $1.03 and $0.65, respectively, and the total intrinsic value of options exercised during the year was $13,000 and zero for fiscal 2018 and 2017, respectively.

The fiscal 2018 and 2017 stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for each fiscal year:

	2018		2017
Expected life	6	years	6	years
Risk-free interest rate	2.89%		2.65%
Weighted average volatility factor	0.65		0.65
Dividend yield	—		—
Forfeiture rate	20%		13%

At January 31, 2019, there was $98,000 of unrecognized compensation cost related to non-vested stock-option awards. That cost is expected to be recognized over a remaining weighted average period of 0.6 years. The expense associated with stock option awards was $244,000 and $563,000, respectively, for fiscal 2018 and 2017. Cash received from the exercise of options was zero in both fiscal 2018 and 2017.

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

Restricted Stock

The Company is authorized to grant restricted stock awards to associates and directors under the 2013 Plan. The Company has also issued restricted stock as inducement grants to certain new employees. The restrictions on the shares granted generally lapse over a one- to four-year term of continuous employment from the date of grant. The grant date fair value per share of restricted stock, which is based on the closing price of our common stock on the grant date, is expensed on a straight-line basis as the restriction period lapses. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights. A summary of restricted stock award activity for fiscal 2018 and 2017 is presented below:

		Weighted
	Non-vested	Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested balance at January 31, 2017	858,225	$1.59
Granted	295,337	1.17
Vested	(331,975)	1.47
Forfeited	—	—
Non-vested balance at January 31, 2018	821,587	$1.59
Granted	826,666	1.15
Vested	(453,537)	1.34
Forfeited	(130,850)	1.61
Non-vested balance at January 31, 2019	1,063,866	$1.27

At January 31, 2019, there was $1,110,000 of unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a remaining period of 2.3 years.

The expense associated with restricted stock awards was $383,000 and $546,000, respectively, for fiscal 2018 and 2017.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

In fiscal 2018, the Company entered into a membership agreement to occupy shared office space in Atlanta, Georgia. Our new shared office arrangement commenced upon taking possession of the space and ends in November 2020. Fees due under the membership agreement are based on the number of contracted seats and the use of optional office services. As of January 31, 2019, minimum fees due under the shared office arrangement totaled $286,000.

Royalty Liability

On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15‑year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, we paid Montefiore a one-time initial base royalty fee of $3,000,000. Additionally, we originally committed that Montefiore would receive at least an additional $3,000,000 of on-going royalty payments related to future sublicensing of CLG by us within the first six and one-half years of the license term. On July 1, 2018, we entered into a joint amendment to the Royalty Agreement and the existing Software License and Support Agreement with Montefiore to modify the payment obligations of the parties under both agreements. According to the modified provisions, our obligation to pay on-going royalties under the Royalty Agreement was replaced with the obligation to (i) provide maintenance services for 24 months and waive associated maintenance fees, and (ii) pay $1,000,000 in cash by July 31, 2020. As a result of the commitment to fulfill a portion of our obligation by providing maintenance services at no cost, the royalty liability was significantly reduced, with a corresponding increase to deferred revenues. As of January 31, 2019, we had $1,172,000 in deferred revenues associated with this modified royalty liability. The fair value of the royalty liability as of January 31, 2019 was determined based on the amount payable in cash. As of January 31, 2019 and 2018, the present value of this royalty liability was $905,000 and $2,469,000, respectively.

Litigation

We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. We are not aware of any legal matters that could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 13 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after January 31, 2019, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these consolidated financial statements.

Schedule II

Valuation and Qualifying Accounts and Reserves

Streamline Health Solutions, Inc.

For the two years ended January 31, 2019

		Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
Description	Period	Expenses	Accounts	Deductions	End of Period
	(in thousands)
Year ended January 31, 2019:
Allowance for doubtful accounts	$349	$13	$—	$(17)	$345
Year ended January 31, 2018:
Allowance for doubtful accounts	$198	$234	$—	$(83)	$349

ITEM 9.   Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

On April 18, 2019, the Audit Committee of the Board of Directors (the “Audit Committee”) of Streamline Health Solutions, Inc. (the “Company”) approved the engagement of Dixon Hughes Goodman LLP (“DHG”) as the Company’s new independent registered public accounting firm, effective as of immediately after the filing of this Annual Report on Form 10-K. As a result, on April 18, 2019, the Audit Committee approved the dismissal of RSM US LLP (“RSM”) as the Company’s independent registered public accounting firm, to be effective as of immediately after the filing of this Annual Report on Form 10-K. The engagement of DHG was the result of a comprehensive, competitive process conducted by the Company’s Audit Committee.

RSM’s audit reports on the Company’s consolidated financial statements for each of the two most recent fiscal years ended January 31, 2019 and 2018 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the two most recent fiscal years ended January 31, 2019 and 2018, and in the subsequent interim period through April 22, 2019, there were no disagreements between the Company and RSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of RSM, would have caused RSM to make reference to the subject matter of the disagreement in connection with its reports.

There were no reportable events (as such term is defined in Item 304(a)(1)(v) of Regulation S-K) during the fiscal years ended January 31, 2019 and 2018 and the subsequent interim period through April 22, 2019.

On April 18, 2019, the Company provided RSM with a copy of the disclosures that the Company is making in response to Item 3.04 of Regulation S-K and requested that RSM furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company in response to Item 3.04 of Regulation S-K, and, if not, stating the respects in which it does not agree.  The Company has received the requested letter from RSM, and a copy of RSM’s letter will be filed as Exhibit 16.1 to the Current Report on Form 8-K reporting the change in auditors.

During the Company’s two most recent fiscal years ended January 31, 2019 and 2018 and subsequent interim period through April 22, 2019, neither the Company nor anyone on its behalf consulted with DHG regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that DHG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, and under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by management and our Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that:

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

Management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2019, using criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company’s internal control over financial reporting was effective as of January 31, 2019.

This annual report on Form 10‑K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this annual report on Form 10‑K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.   Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers And Corporate Governance

Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2019 annual meeting of stockholders or an amendment to this Annual Report on Form 10‑K, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, and is incorporated herein by reference.

ITEM 11.   Executive Compensation

Information regarding executive compensation will be set forth in the proxy statement for our 2019 annual meeting of stockholders or an amendment to this Annual Report on Form 10‑K, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, and is incorporated herein by reference.

ITEM 12.   Securities Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in the proxy statement for our 2019 annual meeting of stockholders or an amendment to this Annual Report on Form 10‑K, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, and is incorporated herein by reference.

ITEM 13.   Certain Relationships, Related Transactions And Directors Independence

Information regarding certain relationships and related transactions and director independence will be set forth in the proxy statement for our 2019 annual meeting of stockholders or an amendment to this Annual Report on Form 10‑K, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, and is incorporated herein by reference.

ITEM 14.   Principal Accounting Fees And Services

Information regarding principal accountant fees and services will be set forth in the proxy statement for our 2019 annual meeting of stockholders or an amendment to this Annual Report on Form 10‑K, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, and is incorporated herein by reference.

PART IV

ITEM 15.   Exhibits, Financial Statement Schedules

(a) See Index to Consolidated Financial Statements and Schedule Covered by Reports of Registered Public Accounting Firms included in Part II, Item 8 of this annual report on Form 10‑K. See Index to Exhibits contained in this annual report on Form 10‑K.

(b) Exhibits

See Index to Exhibits contained in this annual report on Form 10‑K.

ITEM 16.   Form 10‑K Summary

None.

INDEX TO EXHIBITS

EXHIBITS

3.1

Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Form 10-Q, as filed with the SEC on September 15, 2014).

3.2	Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014, (Incorporated by reference from Exhibit 3.1 of Form 8‑K, as filed with the Commission on April 3, 2014).
3.3

Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.1 of the Form 8‑K, as filed with the Commission on November 1, 2012).

4.1

Specimen Common Stock Certificate of Streamline Health Solutions, Inc. (Incorporated by reference from the Registration Statement on Form S‑1, File Number 333‑01494, as filed with the Commission on April 15, 1996).

10.1#

Streamline Health Solutions, Inc. 1996 Employee Stock Purchase Plan, as amended and restated effective July 1, 2013 (Incorporated by reference from the Registration Statement on Form S‑8, File Number 333‑188763, as filed with the Commission on May 22, 2013).

10.2#	2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.1 of the Form 8‑K, as filed with the Commission on May 26, 2005).
10.2(a)#

Amendment No. 1 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc.(Incorporated by reference to Annex 1 of Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 13, 2011).

10.2(b)#

Amendment No. 2 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated by reference to Exhibit 4.3 of Registration Statement on Form S‑8, as filed with the Commission on November 15, 2012).

10.3#

Streamline Health Solutions, Inc. Second Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on May 2, 2017)

10.3(a)#	Form of Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference from Exhibit 10.2 of the Form 8‑K, as filed with the Commission August 25, 2014).
10.3(b)#	Form of Restricted Stock Award Agreement for Executives (Incorporated by reference from Exhibit 10.3 of the Form 8‑K, as filed with the Commission August 25, 2014).
10.3(c)#	Form of Stock Option Agreement for Executives (Incorporated by reference from Exhibit 10.4 of the Form 8‑K, as filed with the Commission August 25, 2014).
10.4#

Employment Agreement dated September 10, 2014 by and between Streamline Health Solutions, Inc. and David W. Sides (Incorporated by reference from Exhibit 10.1 of the Form 10‑Q, as filed with the Commission on December 9, 2014).

10.4(a)#

Amendment to Employment Agreement dated January 8, 2015 by and between Streamline Health Solutions, Inc. and David W. Sides (Incorporated by reference from Exhibit 10.2 of the Form 8‑K, as filed with the Commission on January 9, 2015).

10.4(b)#

Amendment No. 2 to Employment Agreement dated April 19, 2016 by and between Streamline Health Solutions, Inc. and David W. Sides (Incorporated by reference from Exhibit 10.4(b) of the Form 10‑K, as filed with the Commission on April 20, 2016).

10.5#

Employment Agreement dated September 10, 2018 by and between Streamline Health Solutions, Inc. and Thomas J. Gibson (Incorporated by reference from Exhibit 10.1 of the Form 10‑Q, as filed with the Commission on September 12, 2018).

10.6#

Employment Agreement dated February 3, 2014 by and between Streamline Health Solutions, Inc. and Randolph W. Salisbury (Incorporated by reference from Exhibit 10.24 of the Form 10‑K, as filed with the Commission on June 13, 2014).

10.6(a)#

Amendment No. 1 to Employment Agreement dated June 4, 2015 between Streamline Health Solutions, Inc. and Randolph W. Salisbury (Incorporated by reference from Exhibit 10.2 of the Form 10‑Q, as filed with the Commission on June 9, 2015).

10.7#*	Employment Agreement dated February 18, 2019 by and between Streamline Health Solutions, Inc. and David A. Driscoll.
10.8#

Form of Indemnification Agreement for all directors and officers of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.1 of the Form 8‑K, as filed with the Commission on June 7, 2006).

10.9

Software License and Royalty Agreement dated October 25, 2013 between Streamline Health, Inc. and Montefiore Medical Center (Incorporated by reference from Exhibit 10.2 of the Form 10‑Q, as filed with the Commission on December 17, 2013).

10.9(a)

Joint Amendment dated July 1, 2018, to the Software License and Support Agreement and the Software License and Royalty Agreement by and between Streamline Health Solutions, Inc. and Montefiore Medical Center (Incorporated by reference from Exhibit 10.2 of the Form 10‑Q, as filed with the Commission on September 12, 2018).

10.10

Credit Agreement dated as of November 21, 2014 by and among Wells Fargo Bank, N.A., the lenders party thereto, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.2 of the Form 10‑Q, as filed with the Commission on December 9, 2014).

10.10(a)

Subordination and Intercreditor Agreement dated as of November 21, 2014 by and among each subordinated creditor signatory thereto, Streamline Health Solutions, Inc. and Wells Fargo Bank, N.A (Incorporated by reference from Exhibit 10.12(a) of the Form 10‑K, as filed with the Commission on April 20, 2016).

10.10(b)

Waiver and First Amendment to Credit Agreement dated as of April 15, 2015 by and among Wells Fargo Bank, N.A., the lenders party thereto, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.13(a) of the Form 10‑K, as filed with the Commission on April 16, 2015).

10.10(c)

Second Amendment to Credit Agreement dated as of April 29, 2016 by and among Wells Fargo Bank, N.A., the lenders party thereto, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.1 of the Form 10‑Q, as filed with the Commission on June 8, 2016).

10.10(d)

Third Amendment to Credit Agreement dated as of June 19, 2017 by and among Wells Fargo Bank, N.A., the lenders party thereto, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.1 of the Form 10‑Q, as filed with the Commission on September 13, 2017).

10.10(e)

Fourth Amendment to the Credit Agreement dated as of November 20, 2018 by and among Wells Fargo Bank, N.A., the lenders party thereto, Streamline Health Solutions, Inc. and Streamline Health, Inc. (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed the SEC on November 27, 2018).

10.11

Securities Purchase Agreement, among Streamline Health Solutions, Inc, and each purchaser identified on the signature pages thereto, dated August 16, 2012 (Incorporated by reference from Exhibit 10.4 of the Form 8‑K, as filed with the Commission on August 21, 2012).

14.1	Code of Business Conduct and Ethics (Incorporated by reference from Exhibit 14.1 of the Form 10‑K, as filed with the Commission on April 16, 2015).
21.1*	Subsidiaries of Streamline Health Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm - RSM US LLP
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Streamline Health Solutions, Inc.’s Annual Report on Form 10‑ K for the fiscal year ended January 31, 2019 filed with the SEC on April 22, 2019, formatted in XBRL includes: (i) Consolidated Balance Sheets at January 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the two years ended January 31, 2019, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the two years ended January 31, 2019, (iv) Consolidated Statements of Cash Flows for the two years ended January 31, 2019, and (v) the Notes to Consolidated Financial Statements.

*Filed herewith.

#Management Contracts and Compensatory Arrangements.

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

DATE: April 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/S/ DAVID W. SIDES	Chief Executive Officer and Director	April 22, 2019
David W. Sides	(Principal Executive Officer)

/s/ JONATHAN R. PHILLIPS	Director	April 22, 2019
Jonathan R. Phillips

/s/ WYCHE T. "TEE" GREEN, III	Director	April 22, 2019
Wyche T. "Tee" Green, III

/s/ JUDITH E. STARKEY	Director	April 22, 2019
Judith E. Starkey

/s/ KENAN H. LUCAS	Director	April 22, 2019
Kenan H. Lucas

/s/ THOMAS J. GIBSON	Chief Financial Officer	April 22, 2019
Thomas J. Gibson	(Principal Financial Officer)

/s/ LUCIANA MULLEN	Controller	April 22, 2019
Luciana Mullen	(Principal Accounting Officer)