Form 10-Q
period 2019-04-30
STREAMLINE HEALTH SOLUTIONS INC.
filed 2019-06-13
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
OR
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

(888) 997‑8732

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	STRM	Nasdaq Capital Market

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of May 31, 2019: 21,069,384

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

(Unaudited)

	As of
	April 30, 2019	January 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,009,000	$2,376,000
Accounts receivable, net of allowance for doubtful accounts of $43,000 and $345,000, respectively	2,892,000	2,933,000
Contract receivables	1,309,000	1,263,000
Prepaid and other current assets	1,425,000	1,346,000
Total current assets	7,635,000	7,918,000
Non-current assets:
Property and equipment, net of accumulated amortization of $1,552,000 and $1,516,000, respectively	240,000	237,000
Contract receivables, less current portion	330,000	407,000
Capitalized software development costs, net of accumulated amortization of $19,895,000 and $19,689,000, respectively	6,462,000	5,698,000
Intangible assets, net of accumulated amortization of $4,000,000 and $3,858,000, respectively	1,527,000	1,669,000
Goodwill	15,537,000	15,537,000
Other	252,000	274,000
Total non-current assets	24,348,000	23,822,000
	$31,983,000	$31,740,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

(Unaudited)

	As of
	April 30, 2019	January 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,241,000	$1,280,000
Accrued expenses	990,000	1,814,000
Current portion of term loan	597,000	597,000
Deferred revenues	9,164,000	8,338,000
Other	94,000	94,000
Total current liabilities	12,086,000	12,123,000
Non-current liabilities:
Term loan, net of current portion and deferred financing cost of $69,000 and $82,000, respectively	3,215,000	3,351,000
Royalty liability	920,000	905,000
Deferred revenues, less current portion	258,000	432,000
Other	34,000	41,000
Total non-current liabilities	4,427,000	4,729,000
Total liabilities	16,513,000	16,852,000
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,686,000 redemption value, 4,000,000 shares authorized, 2,895,464 shares issued and outstanding	8,686,000	8,686,000
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 20,902,341 and 20,767,708 shares issued and outstanding, respectively	209,000	208,000
Additional paid in capital	82,812,000	82,544,000
Accumulated deficit	(76,237,000)	(76,550,000)
Total stockholders’ equity	6,784,000	6,202,000
	$31,983,000	$31,740,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

(Unaudited)

	Three Months Ended April 30,
	2019	2018
Revenues:
System sales	$231,000	$1,132,000
Professional services	581,000	238,000
Audit services	395,000	360,000
Maintenance and support	2,951,000	3,309,000
Software as a service	1,199,000	1,224,000
Total revenues	5,357,000	6,263,000
Operating expenses:
Cost of system sales	113,000	250,000
Cost of professional services	542,000	706,000
Cost of audit services	303,000	394,000
Cost of maintenance and support	409,000	648,000
Cost of software as a service	280,000	316,000
Selling, general and administrative expense	2,484,000	3,250,000
Research and development	792,000	1,062,000
Total operating expenses	4,923,000	6,626,000
Operating income (loss)	434,000	(363,000)
Other expense:
Interest expense	(78,000)	(116,000)
Miscellaneous expense	(41,000)	(88,000)
Income (loss) before income taxes	315,000	(567,000)
Income tax expense	(2,000)	(2,000)
Net income (loss)	$313,000	$(569,000)
Net income (loss) per common share - basic	$0.01	$(0.03)
Weighted average number of common shares - basic	19,793,361	19,299,309
Net income (loss) per common share - diluted	$0.01	$(0.03)
Weighted average number of common shares - diluted	22,825,037	19,299,309

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

(Unaudited)

			Additional
	Common	Common	paid in	Accumulated	Total
	stock shares	stock	capital	deficit	stockholders’ equity
Balance at January 31, 2018	20,005,977	$200,000	$81,777,000	$(72,125,000)	$9,852,000
Cumulative effect of ASC 606 implementation	—	—	—	1,440,000	1,440,000
Surrender of stock upon vesting of restricted stock to satisfy tax withholding obligations	(26,062)	—	(47,000)	—	(47,000)
Conversion of Series A Preferred Stock	54,531	1,000	163,000	—	164,000
Share-based compensation expense	—	—	222,000	—	222,000
Net loss	—	—	—	(569,000)	(569,000)
Balance at April 30, 2018	20,034,446	$201,000	$82,115,000	$(71,254,000)	$11,062,000

Balance at January 31, 2019	20,767,708	$208,000	$82,544,000	$(76,550,000)	$6,202,000
Stock issued pursuant to Employee Stock Purchase Plan	—	—	—	—	—
Restricted stock issued	140,000	1,000	(1,000)	—	—
Restricted stock forfeited	(5,367)	—	—	—	—
Share-based compensation expense	—	—	269,000	—	269,000
Net income	—	—	—	313,000	313,000
Balance at April 30, 2019	20,902,341	$209,000	$82,812,000	$(76,237,000)	$6,784,000

See accompanying notes to condensed consolidated financial statements

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

(Unaudited)

	Three Months Ended April 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$313,000	$(569,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	35,000	171,000
Amortization of capitalized software development costs	206,000	315,000
Amortization of intangible assets	143,000	235,000
Amortization of other deferred costs	66,000	120,000
Valuation adjustments	15,000	51,000
Gain on disposal of fixed assets	—	(1,000)
Share-based compensation expense	269,000	222,000
Provision for accounts receivable	(277,000)	(8,000)
Changes in assets and liabilities:
Accounts and contract receivables	349,000	(446,000)
Other assets	(108,000)	43,000
Accounts payable	(39,000)	923,000
Accrued expenses	(831,000)	622,000
Deferred revenues	652,000	(1,641,000)
Net cash provided by operating activities	793,000	37,000
Cash flows from investing activities:
Purchases of property and equipment	(38,000)	(3,000)
Proceeds from sales of property and equipment	—	14,000
Capitalization of software development costs	(970,000)	(726,000)
Net cash used in investing activities	(1,008,000)	(715,000)
Cash flows from financing activities:
Principal payments on term loan	(149,000)	(149,000)
Payments related to settlement of employee shared-based awards	—	(47,000)
Payment of deferred financing costs	(3,000)	—
Net cash used in financing activities	(152,000)	(196,000)
Net decrease in cash and cash equivalents	(367,000)	(874,000)
Cash and cash equivalents at beginning of period	2,376,000	4,620,000
Cash and cash equivalents at end of period	$2,009,000	$3,746,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

April 30, 2019

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, “our”, “Streamline”, or the “Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10‑Q of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The condensed consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and its wholly-owned subsidiary, Streamline Health, Inc. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10‑K, Commission File Number 0‑28132. Operating results for the three months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2020.

The Company determined that it has one operating segment and one reporting unit due to the single nature of our products, product development and distribution process, and customer base as a provider of computer software-based solutions and services for healthcare providers.

All amounts in the condensed consolidated financial statements, notes and tables have been rounded to the nearest thousand dollars, except share and per share amounts, unless otherwise indicated.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the fiscal year 2018 Annual Report on Form 10‑K. Users of financial information for interim periods are encouraged to refer to the footnotes to the consolidated financial statements contained in the Annual Report on Form 10‑K when reviewing interim financial results.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Financial Accounting Standards Board’s (“FASB”) authoritative guidance on fair value measurements establishes a framework for measuring fair value. This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. Under this guidance, assets and liabilities carried at fair value must be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of our long-term debt approximates fair value since the variable interest rates being paid on the amounts approximate the market interest rate. Long-term debt is classified as Level 2. There were no transfers of assets or liabilities between Levels 1, 2, or 3 during the three months ended April 30, 2019 and 2018.

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

		Quoted Prices in	Significant Other	Significant
	Total Fair	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At April 30, 2019
Royalty liability (1)	$920,000	$—	$—	$920,000

At January 31, 2019
Royalty liability (1)	$905,000	$—	$—	$905,000

(1)

The fair value of the royalty liability was determined based on discounting the portion of the modified royalty commitment payable in cash (refer to Note 7 – Commitments and Contingencies for additional information on our royalty liability). Fair value adjustments are included within miscellaneous expense in the condensed consolidated statements of operations.

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

We recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Maintenance and Support Services

Our maintenance and support obligations include multiple discrete performance obligations, with the two largest being unspecified product upgrades or enhancements, and technical support, which can be offered at various points during a contract period. We believe that the multiple discrete performance obligations within our overall maintenance and support obligations can be viewed as a single performance obligation since both the unspecified upgrades and technical support are activities to fulfill the maintenance performance obligation and are rendered concurrently. Maintenance and support agreements entitle clients to technology support, version upgrades, bug fixes and service packs. We recognize maintenance and support revenue ratably over the contract term.

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

Software as a Service

SaaS-based contracts include use of the Company’s platform, implementation, support and other services which represent a single promise to provide continuous access to its software solutions. The Company recognizes revenue ratably over the contract term.

We defer the direct costs, which includes salaries and benefits, for professional services related to SaaS contracts. These deferred costs will be amortized over the identical term as the associated revenues. As of April 30, 2019, and January 31, 2019, we had deferred costs of $228,000 and $251,000, respectively, net of accumulated amortization of $448,000 and $399,000, respectively. Amortization expense of these costs was $50,000 and $102,000 for the three months ended April 30, 2019 and 2018, respectively.

Audit Services

Audit services are a separate performance obligation. We recognize revenue over time as the services are performed.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Three Months Ended April 30, 2019
	Recurring Revenue	Non-recurring Revenue	Total
Systems sales	$—	$231,000	$231,000
Professional services	—	581,000	581,000
Audit services	—	395,000	395,000
Maintenance and support	2,951,000	—	2,951,000
Software as a service	1,199,000	—	1,199,000
Total revenue:	$4,150,000	$1,207,000	$5,357,000

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract. Our contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the three-month period ended April 30, 2019 we recognized $2,909,000 in revenue from deferred revenues outstanding as of January 31, 2019.

Transaction price allocated to the remaining performance obligations

Revenue allocated to remaining performance obligations represents contracted revenue that will be recognized in future periods, which is comprised of deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Revenue allocated to remaining performance obligations was $25 million as of April 30, 2019, of which the Company expects to recognize approximately 66% over the next 12 months and the remainder thereafter.

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

Deferred commissions costs paid and payable are included on the condensed consolidated balance sheets within prepaid and other current assets and totaled $331,000 as of April 30, 2019. For the three-month period ended April 30, 2019, $18,000 in amortization expense associated with sales commissions was included in selling, general and administrative expenses on the condensed consolidated statements of operations. There were no impairment losses for these capitalized costs for the three months ended April 30, 2019 and April 30, 2018.

Equity Awards

We account for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. We incurred total compensation expense related to stock-based awards of $269,000 and $222,000 for the three months ended April 30, 2019 and 2018, respectively.

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

We periodically issue restricted stock awards in the form of our common stock. The fair value of these awards is based on the market closing price per share on the date of grant. We expense the compensation cost of these awards as the restriction period lapses, which is typically a one- to four-year service period to the Company.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for tax credit and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. We establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company maintains a full valuation allowance against its deferred tax assets.

We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. We believe we have appropriately accounted for any uncertain tax positions. The Company has recorded $283,000 and $275,000 in reserves for uncertain tax positions and corresponding interest and penalties as of April 30, 2019 and January 31, 2019, respectively.

The Company and its subsidiary are subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through January 31, 2015. All material state and local income tax matters have been concluded for years through January 31, 2014. The Company is no longer subject to IRS examination for periods prior to the tax year ended January 31, 2016; however, carryforward losses that were generated prior to the tax year ended January 31, 2016 may still be adjusted by the IRS if they are used in a future period.

Net Earnings (Loss) Per Common Share

We present basic and diluted earnings per share (“EPS”) data for our common stock. Basic EPS is calculated by dividing the net earnings (loss) attributable to common stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated based on the profit or loss attributable to common stockholders and the weighted average number of shares of common stock outstanding, adjusted for the effects of all potential dilutive common stock issuances related to options, unvested restricted stock and convertible preferred stock. Potential common stock dilution related to outstanding stock options and unvested restricted stock is determined using the treasury stock method, while potential common stock dilution related to Series A Convertible Preferred Stock is determined using the “if converted” method.

Our Series A Convertible Preferred Stock are considered participating securities under ASC 260, Earnings Per Share, which means the security may participate in undistributed earnings with common stock. The holders of the Series A Convertible Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends, other than dividends in the form of common stock. In accordance with ASC 260, the Company is required to use the two-class method when computing EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Diluted EPS for our common stock is computed using the more dilutive of the two-class method or the if-converted method. Our unvested restricted stock awards are considered non-participating securities because holders are not entitled to non-forfeitable rights to dividends or dividend equivalents during the vesting term.

In accordance with ASC 260, securities are deemed not to be participating in losses if there is no obligation to fund such losses. The Series A Convertible Preferred Stock does not participate in losses, and as a result, the Company does not allocate losses to these securities in periods of loss.

The following is the calculation of the basic and diluted net earnings (loss) per share of common stock:

	Three Months Ended
Basic earnings (loss) per share:	April 30, 2019	April 30, 2018
Net income (loss)	$313,000	$(569,000)
Less: Allocation of earnings to participating securities	(40,000)	—
Income (loss) available to common shareholders - Basic	273,000	(569,000)
Weighted average shares outstanding - Basic (1)	19,793,361	19,299,309
Basic net earnings (loss) per share of common stock	$0.01	$(0.03)

Diluted earnings (loss) per share (2):
Income (loss) available to common shareholders - Basic	313,000	(569,000)
Weighted average shares outstanding - Basic	19,793,361	19,299,309
Effect of dilutive securities - Stock options, Restricted stock and Series A Convertible Preferred Stock (3)	3,031,676	—
Weighted average shares outstanding - Diluted	22,825,037	19,299,309
Diluted net earnings (loss) per share of common stock	$0.01	$(0.03)

(1)	Excludes 1,104,766 unvested restricted shares of common stock as of April 30, 2019, which are considered non-participating securities.
(2)	Diluted EPS for our common stock was computed using the if-converted method, which yields the same result as the two-class method.

(3)

Diluted net earnings (loss) per share excludes the effect of shares that are anti-dilutive. For the three months ended April 30, 2019, diluted EPS excludes 1,583,824 outstanding stock options and 543,750 unvested restricted shares of common stock. For the three months ended April 30, 2018, diluted EPS excludes 2,895,464 shares of Series A Convertible Preferred Stock, 2,178,822 outstanding stock options and 661,587 unvested restricted shares of common stock.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016‑02, Leases (“ASC 842”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The update became effective for us on February 1, 2019.

We adopted the new lease standards ASC 842 on February 1, 2019 using the effective date transition method. This method requires us to recognize an adoption impact as a cumulative-effect adjustment as of the adoption date. Prior period balances were not adjusted upon adoption this standard. We have elected the group of practical expedients under ASU 2016-02 to forego assessing upon adoption: (1) whether any expired contracts are or contain leases; (2) the lease classification for any existing or expired leases; and (3) any indirect costs that would have qualified for capitalization for any existing leases. The adoption of the new standard resulted in the recording of a right-of-use asset of $175,000 and an operating lease liability of $464,000 as of February 1, 2019. The standard did not materially impact our consolidated results of operations and had no impact on cash flows.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, to remove, modify, and add certain disclosure requirements within Topic 820 in order to improve the effectiveness of fair value disclosures in the notes to financial statements. The standard will be effective for us on February 1, 2020. The Company is currently evaluating the impact of adoption of this new standard and does not believe that the adoption of this ASU will have a significant impact on its consolidated financial statements.

NOTE 3 — LEASES

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Since our lease arrangements do not provide an implicit rate, we use our incremental borrowing rate for the expected remaining lease term at commencement date for new leases, or as of February 1, 2019 for existing leases, in determining the present value of future lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.

Our only operating lease relates to our New York office sublease, which expires in November 2019. In the second quarter of fiscal 2018, we closed our New York office and subleased the office space for the remaining period of the original lease term. As a result of vacating and subleasing the office, we recorded a $472,000 loss on exit of the operating lease in fiscal 2018. The associated lease liability reduced the right-of-use asset upon adoption of ASC 842. As of April 30, 2019, the total minimum rentals due to our lessor by us and to be received by us from our sublessee were $336,000 and $168,000, respectively.

As of April 30, 2019, operating lease right-of use assets totaling $122,000 are recorded in Prepaid and other current assets, and the associated lease liability of $329,000 is included in Accrued expenses within the condensed consolidated balance sheets. The Company used a discount rate of 8.0% to the determine the lease liability.

Total costs associated with leased assets are as follows:

Three Months Ended April 30, 2019
Operating lease cost	$60,000
Sublease income	(72,000)
Total operating lease income	$(12,000)

In the third quarter of fiscal 2018, we assigned our then current Atlanta office lease that would have expired in November 2022 and entered into a membership agreement to occupy shared office space in Atlanta. As a result of assigning the office lease, we recorded a $562,000 loss on exit of the operating lease in the third quarter of fiscal 2018. The membership agreement does not qualify as a lease under ASC 842 as the owner has substantive substitution rights, therefore the Company recognizes expenses as incurred. See Note 7 – Commitments and Contingencies for further details on our shared office arrangement.

NOTE 4 — DEBT

Term Loan and Line of Credit

On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto. Pursuant to the Credit Agreement, the lenders agreed to provide a $10,000,000 senior term loan and a $5,000,000 revolving line of credit to our primary operating subsidiary. Amounts outstanding under the Credit Agreement bear interest at either LIBOR or the base rate, as elected by the Company, plus an applicable margin. Subject to the Company’s leverage ratio, pursuant to the terms of the amendment to the Credit Agreement entered into as of April 15, 2015, the applicable LIBOR rate margin varies from 4.25% to 6.25%, and the applicable base rate margin varies from 3.25% to 5.25%. The term loan and line of credit provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. The outstanding senior term loan is secured by substantially all of our assets. Pursuant to the terms of the fourth amendment to the Credit Agreement entered into as of November 20, 2018, the original term loan and line of credit maturity date of November 21, 2019 was extended to May 21, 2020. The senior term loan principal balance is payable in quarterly installments, which started in March 2015 and will continue through the maturity date, with the full remaining unpaid principal balance due at maturity. Financing costs associated with the credit facility are being amortized over its term on a straight-line basis, which is not materially different from the effective interest method.

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

The following table shows our minimum EBITDA covenant thresholds, as modified by the fourth amendment to the Credit Agreement:

Applicable period	Minimum EBITDA
For the fiscal quarter ended October 31, 2018	$(509,000)
For the 2-quarter period ended January 31, 2019	20,000
For the 3-quarter period ended April 30, 2019	204,000
For the 4-quarter period ending July 31, 2019	180,000
For the 4-quarter period ending October 31, 2019	508,000
For the 4-quarter period ending January 31, 2020	408,000
For the 4-quarter period ending April 30, 2020 and each fiscal quarter thereafter	562,000

The Company was in compliance with the applicable financial loan covenants at April 30, 2019.

As of April 30, 2019, the Company had no outstanding borrowings under the revolving line of credit, and had accrued $6,000 in unused line fees. Based upon the borrowing base formula set forth in the Credit Agreement, as of April 30, 2019, the Company had access to the full amount of the $5,000,000 revolving line of credit.

Outstanding principal balances on debt consisted of the following at:

	April 30, 2019	January 31, 2019
Senior term loan	$3,881,000	$4,030,000
Deferred financing cost	(69,000)	(82,000)
Total	3,812,000	3,948,000
Less: Current portion	(597,000)	(597,000)
Non-current portion of debt	$3,215,000	$3,351,000

Future principal repayments of debt consisted of the following at April 30, 2019:

Fiscal year	Senior Term Loan (1)
2020	$448,000
2021	3,433,000
Total repayments	$3,881,000

(1)	Term loan balance on the condensed consolidated balance sheet is reported net of deferred financing costs of $69,000.

NOTE 5 — CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

At April 30, 2019, we had 2,895,464 shares of Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) outstanding. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The Preferred Stock does not pay a dividend; however, the holders are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the 10 day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the 60 day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.

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

NOTE 6 — INCOME TAXES

Income tax expense consists of federal, state and local tax provisions. For the three months ended April 30, 2019 and 2018, we recorded federal tax expense of zero. For the three months ended April 30, 2019 and 2018, we recorded state and local tax expense of $2,000.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

In fiscal 2018, the Company entered into a membership agreement to occupy shared office space in Atlanta, Georgia. Our new shared office arrangement commenced upon taking possession of the space and ends in November 2020. Fees due under the membership agreement are based on the number of contracted seats and the use of optional office services. As of April 30, 2019, minimum fees due under the shared office arrangement totaled $232,000.

Royalty Liability

On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15‑year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, we paid Montefiore a one-time initial base royalty fee of $3,000,000. Additionally, we originally committed that Montefiore would receive at least an additional $3,000,000 of on-going royalty payments related to future sublicensing of CLG by us within the first six and one-half years of the license term. On July 1, 2018, we entered into a joint amendment to the Royalty Agreement and the existing Software License and Support Agreement with Montefiore to modify the payment obligations of the parties under both agreements. According to the modified provisions, our obligation to pay on-going royalties under the Royalty Agreement was replaced with the obligation to (i) provide maintenance services for 24 months and waive associated maintenance fees, and (ii) pay $1,000,000 in cash by July 31, 2020. As a result of the commitment to fulfill a portion of our obligation by providing maintenance services at no cost, the royalty liability was significantly reduced, with a corresponding increase to deferred revenues. As of January 31, 2019, we had $1,172,000 in deferred revenues associated with this modified royalty liability. The fair value of the royalty liability as of January 31, 2019 was determined based on the amount payable in cash. As of April 30, 2019 and January 31, 2019, the present value of this royalty liability was $920,000 and $905,000, respectively.

NOTE 8 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after April 30, 2019, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements.

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

Results of Operations

Revenues

	Three Months Ended
(in thousands):	April 30, 2019	April 30, 2018	Change	% Change
System sales:
Proprietary software - perpetual license	$216	$1,053	$(837)	(79)%
Term license	—	43	(43)	(100)%
Hardware and third-party software	15	36	(21)	(58)%
Professional services	581	238	343	144%
Audit services	395	360	35	10%
Maintenance and support	2,951	3,309	(358)	(11)%
Software as a service	1,199	1,224	(25)	(2)%
Total Revenues	$5,357	$6,263	$(906)	(14)%

Proprietary software and term licenses — Proprietary software revenue recognized for the three months ended April 30, 2019 decreased by $837,000 over the prior comparable period. This decrease is attributable to a large perpetual license sale of our Streamline Health® Abstracting™ solution in the first quarter of fiscal 2018.  The Company is able to influence sales of these products; however, the timing is difficult to manage as sales result from our distribution partners or our direct channel from existing customers adding licenses from acquisitions or strategic partnerships.

Hardware and third-party software — Revenue from hardware and third-party software sales for the three months ended April 30, 2019 decreased by $21,000 from the prior comparable period. Fluctuations from period to period are a function of client demand.

Professional services — For the three-month period ended April 30, 2019, revenues from professional services increased by $343,000 from the prior comparable period. This increase in professional services revenue is primarily due to the timing of completion of a few, large, professional services agreements.   The Company had previously re-assigned certain professional staff to support the success of eValuator.  However, the Company was able to return these staff to billable projects in the first quarter of fiscal 2019, resulting in higher professional services revenue for the three-month period ended April 30, 2019 over the prior comparable period. The Company is not expecting professional services to recur at these higher revenue levels throughout 2019.

Audit services — Audit services revenue for the three months ended April 30, 2019 increased by $35,000 over the prior comparable period.  The Company realized higher demand for audit services in the fourth quarter of 2018, and that higher demand has continued into the first quarter of 2019.   The Company’s expertise, demonstrated and supported by eValuator, and the fact that our professional staff is onshore is believed to be a competitive advantage with regard to the audit services provided by the Company. The Company continues to expect higher volumes and revenue of audit services throughout 2019.

Maintenance and support — Revenue from maintenance and support for the three months ended April 30, 2019 decreased by $358,000 over the prior comparable period. The decrease is primarily due to pricing pressure and cancellations by certain customers of our legacy products, primarily content management (ECM). The customer pricing differences and rate of customer cancellations has not exceeded the Company’s budget for fiscal 2019.   The Company has worked the last 12 months to negotiate multi-year agreements on the majority of its current maintenance and support contracts comprising its current, legacy revenue base. This has had the impact of lowering revenues in a given quarter (exchanging lower revenue per quarter for longer, sustained revenue).   The lower quarterly revenues, as compared to quarterly revenues in the prior year, will continue throughout fiscal 2019.

Software as a Service (SaaS) — Revenue from SaaS for the three months ended April 30, 2019 decreased by $25,000 from the prior comparable period. This decrease resulted primarily from cancellations by a few customers of our legacy products, primarily our financial management software. The growth in eValuator revenue overcame a portion of the revenue loss from financial management. The Company is expecting net revenue growth as eValuator is expected to overcome any loss of revenue from financial management software in fiscal 2019.

Cost of Sales

	Three Months Ended
(in thousands):	April 30, 2019	April 30, 2018	Change	% Change
Cost of system sales	$113	$250	$(137)	(55)%
Cost of professional services	542	706	(164)	(23)%
Cost of audit services	303	394	(91)	(23)%
Cost of maintenance and support	409	648	(239)	(37)%
Cost of software as a service	280	316	(36)	(11)%
Total cost of sales	$1,647	$2,314	$(667)	(29)%

The decrease in overall cost of sales for the three months ended April 30, 2019 from the comparable prior period is primarily due to the reduction in depreciation and amortization as well as a reduction in client support personnel costs.  As previously disclosed, the Company has lower depreciation and amortization due to certain assets being fully amortized and impairments of certain assets from previous quarters.

Cost of system sales includes amortization and impairment of capitalized software expenditures and the cost of third-party hardware and software. The decrease in expense for the three-month period ended April 30, 2019 from the comparable prior period was primarily due to the reduction in amortization of capitalized software costs as a result of assets becoming fully amortized, including our internally-developed software.

The cost of professional services includes compensation and benefits for personnel and related expenses. The decrease in expense for the three-month period from the prior comparable period is primarily due to the decrease in professional services related to SaaS implementations, for which costs are deferred and amortized ratably over the estimated life of the SaaS customer relationship.  The Company is getting more productivity from professional staff on the implementation of SaaS related engagements as compared to the legacy on-premise software implementations. On-premise implementations, as was the case with legacy software products implementations, took longer and involved more cost.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. The decrease in expense for the three-month period ended April 30, 2019 is attributed to the reduction in personnel.  The Company audit services personnel utilize eValuator and it is believed that the product makes them more productive and efficient.

The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The decrease in expense for the three-month period ended April 30, 2019 was primarily due to a decrease in personnel costs and a reduction in third-party maintenance contracts.

The cost of SaaS solutions is relatively fixed, subject to inflation for the goods and services it requires. The decrease in expense for the three-month period ended April 30, 2019 was primarily due to the reduction in depreciation expense as a result of data center equipment becoming fully depreciated.

Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	April 30, 2019	April 30, 2018	Change	% Change
General and administrative expenses	$1,708	$2,188	$(480)	(22)%
Sales and marketing expenses	776	1,062	(286)	(27)%
Total selling, general, and administrative expense	$2,484	$3,250	$(766)	(24)%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The decrease in general and administrative expenses for the three months ended April 30, 2019 from the comparable prior period is primarily attributed to a reduction in facility cost, bad debt expense and in amortization of intangible assets.  We previously disclosed the Company’s reduction in facility cost due to relocation of the corporate headquarters in Atlanta, Georgia and subleasing of the New York City office. The decrease in facility cost saved the Company approximately $280,000 (for the lease cost alone), in the first quarter of fiscal 2019 compared with the same period in fiscal 2018.  The Company recorded a benefit of approximately $280,000 that reduced its allowance of doubtful accounts due to collection successes and a reduction in the total amount and aging of its accounts receivable.  These favorable cost savings were offset by an increase in professional fees in the first quarter of fiscal 2019 over the prior comparable period.   The Company records a disproportionate amount of professional fees in the first quarter of fiscal 2019 attributable to the annual audit and the Company’s annual shareholder meeting.  This disproportionate amount of professional fees occurred in both three-month periods ended April 30, 2019 and 2018.

Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. The decrease in sales and marketing expense for the three months ended April 30, 2019 from the comparable prior period was primarily due to a reduction in personnel cost, trade shows expense, and sales, marketing, and investor relations consultant fees.  The Company has re-focused its sales and marketing dollars.  The targeted and focused approach has resulted in fewer dollars that have a higher return.

Research and Development

	Three Months Ended
(in thousands):	April 30, 2019	April 30, 2018	Change	% Change
Research and development expense	$792	$1,062	$(270)	(25)%
Plus: Capitalized research and development cost	970	726	244	34%
Total research and development cost	$1,762	$1,788	$(26)	(1)%

Research and development cost consists primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and allocated occupancy expense. Total research and development cost for the three-month period ended April 30, 2019 was consistent with that from the prior comparable period.  The Company spent, however, more dollars on capitalized research and development cost due to the effort on eValuator development.  The Company is spending fewer dollars on maintenance for its legacy products from its engineering group as these products have attained maturity in the marketplace.  The Company is expecting that total research and development expenses will continue at these levels for another quarter, and then decrease toward the end of fiscal 2019.  For the three months ended April 30, 2019 and 2018, as a percentage of revenues, total research and development costs were 33% and 29%, respectively.  The higher percentage of total research and development cost over revenues is consistent with our Company investing in its most recent product, eValuator.

Other Expense

	Three Months Ended
(in thousands):	April 30, 2019	April 30, 2018	Change	% Change
Interest expense	$(78)	$(116)	$38	(33)%
Miscellaneous expense	(41)	(88)	47	(53)%
Total other expense	$(119)	$(204)	$85	(42)%

Interest expense consists of interest and commitment fees on the line of credit, interest on the term loan, and is inclusive of deferred financing cost amortization expense. Interest expense decreased for the three months ended April 30, 2019 from the prior comparable period primarily due to the reduction in outstanding principal on our term loan and the increase in capitalized interest on our internally developed software. The fluctuation in miscellaneous expense for the three-month period ended April 30, 2019 from the prior comparable period is primarily due to the decrease in revaluation adjustments to our royalty liability, which was significantly reduced in the second quarter of fiscal 2018 as a result of the commitment to fulfill a portion of our obligation by providing maintenance services at no cost.

Provision for Income Taxes

We recorded tax expense of $2,000 for the three months ended April 30, 2019 and 2018, which is comprised of estimated federal, state and local tax provisions.

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

The following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most comparable GAAP-based measure, as well as Adjusted EBITDA per diluted share to net earnings (loss) per diluted share. All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to income (loss) and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended
In thousands, except per share data	April 30, 2019	April 30, 2018
Adjusted EBITDA Reconciliation
Net income (loss)	$313	$(569)
Interest expense	78	116
Income tax expense	2	2
Depreciation	35	171
Amortization of capitalized software development costs	206	315
Amortization of intangible assets	143	235
Amortization of other costs	50	103
EBITDA	827	373
Share-based compensation expense	269	222
Gain on disposal of fixed assets	—	(2)
Non-cash valuation adjustments to assets and liabilities	15	51
Adjusted EBITDA	$1,111	$644
Adjusted EBITDA margin (1)	21%	10%

Adjusted EBITDA per Diluted Share Reconciliation
Net earnings (loss) per common share — diluted	$0.01	$(0.03)
Adjusted EBITDA per adjusted diluted share (2)	$0.05	0.03
Diluted weighted average shares (3)	22,825,037	19,299,309
Includable incremental shares — adjusted EBITDA (4)	—	3,075,198
Adjusted diluted shares	22,825,037	22,374,507

(1)	Adjusted EBITDA as a percentage of GAAP net revenue.
(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.
(3)	Diluted EPS for our common stock was computed using the if-converted method, which yields the same result as the two-class method.
(4)

The number of incremental shares that would be dilutive under an assumption that the Company is profitable during the reported period, which is only applicable for a period in which the Company reports a GAAP net loss. If a GAAP profit is earned in the reported periods, no additional incremental shares are assumed.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10‑K for the fiscal year ended January 31, 2019. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10‑K for the fiscal year ended January 31, 2019, except as described below.

We adopted the new lease standards (“ASC 842”) on February 1, 2019 using the effective date transition method. This method requires us to recognize an adoption impact as a cumulative-effect adjustment to the February 1, 2019 retained earnings balance. Prior period balances were not adjusted upon adoption this standard. The standard requires that leased assets and corresponding lease liabilities be recognized within the consolidated balance sheets as right-to-use assets and operating or financing lease liabilities. Please refer to Note 3, “Leases”, to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10‑Q for additional information regarding the impact of adoption.

Liquidity and Capital Resources

Our liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. Our primary cash requirements include regular payment of payroll and other business expenses, capital expenditures, and principal and interest payments on debt. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded with cash generated by operations and borrowings under our credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash and cash equivalent balances at April 30, 2019 and January 31, 2019 were $2,009,000 and $2,376,000, respectively. The decrease in cash during the current fiscal period was primarily the result of payments made towards our debt and interest thereon, as well as payroll and accounts payable. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.

The Company has liquidity through the Credit Agreement described in more detail in Note 4 to our condensed consolidated financial statements included herein. The Company’s primary operating subsidiary has a $5,000,000 revolving line of credit. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary must comply with customary financial covenants, including the requirement that the Company maintain minimum liquidity of at least $4,000,000 from February 1, 2019 through and including the maturity date of the credit facility. Pursuant to the Credit Agreement’s definition, the liquidity of the Company’s primary operating subsidiary as of April 30, 2019 was $7,009,000, which satisfies the minimum liquidity financial covenant in the Credit Agreement.

The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, calculated pursuant to the Credit Agreement and measured on a quarter-end basis, of at least the required amounts in the relevant table set forth in Note 4 to our condensed consolidated financial statements included in Part I, Item1 herein for the applicable period set forth therein. Our lender uses a measurement that is similar to Adjusted EBITDA, a non-GAAP financial measure described above. The required minimum EBITDA level for the three-fiscal quarter period ended April 30, 2019 was $204,000.

The Company was in compliance with the applicable loan covenants at April 30, 2019. Based upon the borrowing base formula set forth in the Credit Agreement, as of April 30, 2019, the Company had access to the full amount of the $5,000,000 revolving line of credit.

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

The Company’s current term loan and revolving credit facility matures at the end of May 2020. The Company intends to refinance the current term loan and credit facility in the second quarter of fiscal 2019. The aggregate amount of financing currently available to the Company under the current term loan and revolving credit facility is $9 million as of April 30, 2019. The Company is in negotiations to replace the current credit facility with a revolving credit facility and delayed term loans that have a total capacity of $9 million.

The Company can demonstrate its ability to refinance the existing term loan and credit facility. Additionally, the Company will generate cash flow from operations over the next 12 months. Accordingly, the Company believes it has sufficient cash and credit necessary to continue as a going concern for 12 months from the Company’s reporting date.  This conclusion is supported in part by the Company’s ability to extend or re-finance its existing term loan and revolving credit facility.

Significant cash obligations

(in thousands)	April 30, 2019	January 31, 2019
Term loan (1)	$3,812	$3,948
Royalty liability (2)	920	905

(1)

Term loan balance is reported net of deferred financing costs of $69,000 and $82,000 as of April 30, 2019 and January 31, 2019, respectively. See Note 4 to the condensed consolidated financial statements for additional information.

(2)	See Note 7 to the condensed consolidated financial statements for additional information.

Operating cash flow activities

	Three Months Ended
(in thousands)	April 30, 2019	April 30, 2018
Net income (loss)	$313	$(569)
Non-cash adjustments to net income (loss)	457	1,106
Cash impact of changes in assets and liabilities	23	(500)
Net cash provided by operating activities	$793	$37

The increase in net cash provided by operating activities is due to timing of payments by two customers in the amount of $1.5 million. While in the prior year these customers paid their balances before January 31, 2018, payments for their most recent renewal fees were received in the first quarter of fiscal 2019 rather than in the fourth quarter of the previous fiscal year.

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

Investing cash flow activities

	Three Months Ended
(in thousands)	April 30, 2019	April 30, 2018
Purchases of property and equipment	$(38)	$(3)
Proceeds from sales of property and equipment	—	14
Capitalized software development costs	(970)	(726)
Net cash used in investing activities	$(1,008)	$(715)

The increase in cash used for investing activities in the three months ended April 30, 2019 over the prior comparable period is primarily the result of the increase in capitalized software development costs, which is associated with the higher effort spent on software development projects.  See discussion and analysis in “Research and development costs” above.

Financing cash flow activities

	Three Months Ended
(in thousands)	April 30, 2019	April 30, 2018
Principal repayments on term loan	$(149)	$(149)
Other	(3)	(47)
Net cash used in financing activities	$(152)	$(196)

The decrease in cash used in financing activities in the three months ended April 30, 2019 as compared to the prior year period was primarily the result of remittance of tax withheld from employees in connection with the vesting of restricted stock in the first quarter of fiscal 2018, for which shares were surrendered by employees to the Company.

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

Changes in Internal Control over Financial Reporting

The Company adopted ASC 842, Leases, on February 1, 2019, which required management to make changes to our policies and processes and to implement new or modify existing internal controls over financial reporting. This included modifications to our existing internal controls over contract reviews and new controls related to the enhanced disclosure requirements.

There were no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. We are not aware of any legal matters that could have a material adverse effect on the Company’s condensed consolidated results of operations, financial position, or cash flows.

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

Our eValuator platform, coding audit services and associated software and technologies represent a relatively new market for the Company, and we may not see the anticipated market interest or growth due to being a new player in the industry.

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

In order to draw upon its revolving line of credit, pursuant to the terms of the Credit Agreement, the Company is required to maintain minimum liquidity of at least (i) $5,000,000 through January 31, 2018, (ii) $4,000,000 from February 1, 2018 through November 19, 2018, (iii) $3,500,000 from November 20, 2018 through and including January 31, 2019, and (iv) $4,000,000 from February 1, 2019 through and including the maturity date of the credit facility. The Company was in compliance with the applicable loan covenants at April 30, 2019.

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

If we are unable to repay, extend or refinance our existing and future debt as it becomes due on terms reasonably acceptable to us, or at all, we may be unable to continue as a going concern.

Absent any action with respect to the repayment or refinancing of our existing indebtedness or any waivers or amendments to the agreements governing our existing indebtedness, our Credit Agreement is scheduled to mature on May 21, 2020. We may not be able to extend, replace or refinance our existing Credit Agreement on terms reasonably acceptable to us, or at all, with our current lender or with a replacement lender. If we are able to obtain replacement financing, it may be more costly or on terms more burdensome than our current Credit Agreement. In addition, we may not be able to access other external financial resources sufficient to enable us to repay the debt outstanding under our Credit Agreement upon its maturity. If we fail to satisfy our obligations with respect to our indebtedness or fail to comply with the financial and other restrictive covenants contained in the Credit Agreement or other agreements governing our indebtedness, an event of default could result, which could permit acceleration of such debt and acceleration of our other debt. Any accelerated debt would become immediately due and payable, and we may be unable to continue as a going concern.

Our outstanding preferred stock have significant redemption and repayment rights that could have a material adverse effect on our liquidity and available financing for our ongoing operations.

In August 2012, we completed a private offering of preferred stock, warrants and convertible notes to a group of investors for gross proceeds of $12 million. In November 2012, the convertible notes converted into shares of preferred stock. Subject to the terms of the Subordination and Intercreditor Agreement, the preferred stock is redeemable at the option of the holders thereof any time after August 31, 2016 if not previously converted into shares of common stock. We may not achieve the thresholds required to trigger automatic conversion of the preferred stock and, alternatively, holders may not voluntarily elect to convert the preferred stock into common stock. The election of the holders of our preferred stock to redeem the preferred stock could subject us to decreased liquidity and other negative impacts on our business, results of operations, and financial condition. Under the terms of the Subordination and Intercreditor Agreement among the preferred stockholders, the Company and Wells Fargo, our obligation to redeem the preferred stock is subordinated to our obligations under the senior term loan and the preferred stock may not be redeemed without the consent of Wells Fargo. For additional information regarding the terms, rights and preferences of the preferred stock, see Note 3 to our consolidated financial statements included in the Annual Report on Form 10‑K for the fiscal year ended January 31, 2019 and our other SEC filings.

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

As of April 30, 2019, we had 2,895,464 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 3 to our consolidated financial statements included in the Annual Report on Form 10‑K for the fiscal year ended January 31, 2019 and our other SEC filings.

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
10.1

Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 22, 2019).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101

The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10‑Q for the three-month period ended April 30, 2019 filed with the SEC on June 13, 2019, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at April 30, 2019 and January 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three-month periods ended April 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three-month periods ended April 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three-month periods ended April 30, 2019 and 2018, and (v) Notes to the Condensed Consolidated Financial Statements.

*Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000‑28132.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

.
STREAMLINE HEALTH SOLUTIONS, INC.
DATE: June 13, 2019	By:	/S/ David W. Sides
David W. Sides
Chief Executive Officer
DATE: June 13, 2019	By:	/S/ Thomas J. Gibson
Thomas J. Gibson
Chief Financial Officer