Form 10-Q
period 2019-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2019-09-12
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
OR
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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of August 22, 2019: 21,064,473

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

(Unaudited)

	As of
	July 31, 2019	January 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,229,000	$2,376,000
Accounts receivable, net of allowance for doubtful accounts of $90,000 and $345,000, respectively	2,764,000	2,933,000
Contract receivables	861,000	1,263,000
Prepaid and other current assets	1,786,000	1,346,000
Total current assets	6,640,000	7,918,000
Non-current assets:
Property and equipment, net of accumulated amortization of $1,592,000 and $1,516,000, respectively	207,000	237,000
Contract receivables, less current portion	337,000	407,000
Capitalized software development costs, net of accumulated amortization of $20,106,000 and $19,689,000, respectively	7,159,000	5,698,000
Intangible assets, net of accumulated amortization of $4,143,000 and $3,858,000, respectively	1,384,000	1,669,000
Goodwill	15,537,000	15,537,000
Other	287,000	274,000
Total non-current assets	24,911,000	23,822,000
	$31,551,000	$31,740,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

(Unaudited)

	As of
	July 31, 2019	January 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$927,000	$1,280,000
Accrued expenses	1,229,000	1,814,000
Current portion of term loan	597,000	597,000
Line of credit	1,000,000	—
Deferred revenues	8,624,000	8,338,000
Royalty liability	936,000	—
Other	95,000	94,000
Total current liabilities	13,408,000	12,123,000
Non-current liabilities:
Term loan, net of current portion and deferred financing cost of $53,000 and $82,000, respectively	3,081,000	3,351,000
Royalty liability	—	905,000
Deferred revenues, less current portion	27,000	432,000
Other	24,000	41,000
Total non-current liabilities	3,132,000	4,729,000
Total liabilities	16,540,000	16,852,000
Series A 0% Convertible Redeemable Preferred Stock, $.01 par value per share, $8,686,000 redemption value, 5,000,000 shares authorized, 2,895,464 shares issued and outstanding	8,686,000	8,686,000
Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 20,789,473 and 20,767,708 shares issued and outstanding, respectively	208,000	208,000
Additional paid in capital	82,962,000	82,544,000
Accumulated deficit	(76,845,000)	(76,550,000)
Total stockholders’ equity	6,325,000	6,202,000
	$31,551,000	$31,740,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenues:
System sales	$147,000	$386,000	$378,000	$1,518,000
Professional services	408,000	271,000	989,000	509,000
Audit services	354,000	248,000	749,000	608,000
Maintenance and support	2,759,000	3,216,000	5,710,000	6,525,000
Software as a service	1,125,000	1,148,000	2,324,000	2,372,000
Total revenues	4,793,000	5,269,000	10,150,000	11,532,000
Operating expenses:
Cost of system sales	143,000	290,000	256,000	540,000
Cost of professional services	581,000	697,000	1,123,000	1,404,000
Cost of audit services	321,000	300,000	624,000	694,000
Cost of maintenance and support	413,000	566,000	822,000	1,215,000
Cost of software as a service	300,000	282,000	580,000	598,000
Selling, general and administrative expense	2,461,000	2,520,000	4,945,000	5,768,000
Research and development	867,000	1,213,000	1,659,000	2,275,000
Executive transition cost	140,000	—	140,000	—
Loss on exit of operating lease	—	806,000	—	806,000
Total operating expenses	5,226,000	6,674,000	10,149,000	13,300,000
Operating (loss) income	(433,000)	(1,405,000)	1,000	(1,768,000)
Other expense:
Interest expense	(70,000)	(110,000)	(148,000)	(227,000)
Miscellaneous expense	(103,000)	(5,000)	(144,000)	(92,000)
Loss before income taxes	(606,000)	(1,520,000)	(291,000)	(2,087,000)
Income tax expense	(2,000)	(2,000)	(4,000)	(4,000)
Net loss	$(608,000)	$(1,522,000)	$(295,000)	$(2,091,000)
Net loss per common share - basic and diluted	$(0.03)	$(0.08)	$(0.01)	$(0.11)
Weighted average number of common shares - basic and diluted	19,913,658	19,532,044	19,853,510	19,415,676

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

(Unaudited)

			Additional
	Common	Common	paid in	Accumulated	Total
	stock shares	stock	capital	deficit	stockholders’ equity
Balance at January 31, 2018	20,005,977	$200,000	$81,777,000	$(72,125,000)	$9,852,000
Cumulative effect of ASC 606 implementation	—	—	—	1,440,000	1,440,000
Surrender of stock upon vesting of restricted stock to satisfy tax withholding obligations	(26,062)	—	(47,000)	—	(47,000)
Conversion of Series A Preferred Stock	54,531	1,000	163,000	—	164,000
Share-based compensation expense	—	—	222,000	—	222,000
Net loss	—	—	—	(569,000)	(569,000)
Balance at April 30, 2018	20,034,446	$201,000	$82,115,000	$(71,254,000)	$11,062,000
Stock issued pursuant to Employee Stock Purchase Plan and exercise of stock options	35,277	—	35,000	—	35,000
Surrender of stock upon vesting of restricted stock to satisfy tax withholding obligations	(7,330)	—	(11,000)	—	(11,000)
Restricted stock issued	100,000	1,000	(1,000)	—	—
Restricted stock forfeited	(122,500)	(1,000)	1,000	—	—
Share-based compensation expense	—	—	145,000	—	145,000
Net loss				(1,522,000)	(1,522,000)
Balance at July 31, 2018	20,039,893	$201,000	$82,284,000	$(72,776,000)	$9,709,000

Balance at January 31, 2019	20,767,708	$208,000	$82,544,000	$(76,550,000)	$6,202,000
Restricted stock issued	140,000	1,000	(1,000)	—	—
Restricted stock forfeited	(5,367)	—	—	—	—
Share-based compensation expense	—	—	269,000	—	269,000
Net income	—	—	—	313,000	313,000
Balance at April 30, 2019	20,902,341	$209,000	$82,812,000	$(76,237,000)	6,784,000
Stock issued pursuant to Employee Stock Purchase Plan	5,072	—	4,000	—	4,000
Restricted stock issued	222,518	2,000	(2,000)	—	—
Restricted stock forfeited	(318,750)	(3,000)	3,000	—	—
Surrender of stock upon vesting of restricted stock to satisfy tax withholding obligations	(21,708)	—	(31,000)	—	(31,000)
Share-based compensation expense	—	—	160,000	—	160,000
Capital contribution	—	—	16,000	—	16,000
Net income	—	—	—	(608,000)	(608,000)
Balance at July 31, 2019	20,789,473	$208,000	$82,962,000	$(76,845,000)	$6,325,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

(Unaudited)

	Six Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(295,000)	$(2,091,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	76,000	325,000
Amortization of capitalized software development costs	417,000	646,000
Amortization of intangible assets	285,000	470,000
Amortization of other deferred costs	136,000	228,000
Valuation adjustments	31,000	56,000
Loss on exit of operating lease	—	806,000
Gain on disposal of fixed assets	—	(2,000)
Share-based compensation expense	429,000	367,000
Provision for accounts receivable	(125,000)	(64,000)
Changes in assets and liabilities:
Accounts and contract receivables	766,000	292,000
Other assets	(558,000)	105,000
Accounts payable	(353,000)	369,000
Accrued expenses	(601,000)	587,000
Deferred revenues	(119,000)	(1,618,000)
Net cash provided by operating activities	89,000	476,000
Cash flows from investing activities:
Purchases of property and equipment	(46,000)	(14,000)
Proceeds from sales of property and equipment	—	14,000
Capitalization of software development costs	(1,878,000)	(1,529,000)
Net cash used in investing activities	(1,924,000)	(1,529,000)
Cash flows from financing activities:
Proceeds from line of credit	1,000,000	—
Principal payments on term loan	(298,000)	(298,000)
Payments related to settlement of employee shared-based awards	(31,000)	(58,000)
Proceeds from exercise of stock options and stock purchase plan	4,000	35,000
Other	13,000	—
Net cash provided by (used in) financing activities	688,000	(321,000)
Net decrease in cash and cash equivalents	(1,147,000)	(1,374,000)
Cash and cash equivalents at beginning of period	2,376,000	4,620,000
Cash and cash equivalents at end of period	$1,229,000	$3,246,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2019

NOTE 1 — BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of January 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, “our”, “Streamline”, or the “Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10‑Q of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The condensed consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and its wholly-owned subsidiary, Streamline Health, Inc. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10‑K, Commission File Number 0‑28132. Operating results for the six months ended July 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2020.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of our long-term debt approximates fair value since the variable interest rates being paid on the amounts approximate the market interest rate. Long-term debt is classified as Level 2. There were no transfers of assets or liabilities between Levels 1, 2, or 3 during the three months ended July 31, 2019 and 2018.

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

		Quoted Prices in	Significant Other	Significant
	Total Fair	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At July 31, 2019
Royalty liability (1)	$936,000	$—	$—	$936,000

At January 31, 2019
Royalty liability (1)	$905,000	$—	$—	$905,000

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

We defer the direct costs, which includes salaries, benefits and contractor fees, for professional services related to SaaS contracts. These deferred costs will be amortized over the identical term as the associated revenues. As of July 31, 2019, and January 31, 2019, we had deferred costs of $191,000 and $251,000, respectively, net of accumulated amortization of $503,000 and $399,000, respectively. Amortization expense of these costs was $55,000 and $91,000 for the three months ended July 31, 2019 and 2018, respectively, and $105,000 and $193,000 for the six months ended July 31, 2019 and 2018, respectively.

Audit Services

Audit services are a separate performance obligation. We recognize revenue over time as the services are performed.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Six Months Ended July 31, 2019
	Recurring Revenue	Non-recurring Revenue	Total
Systems sales	$27,000	$351,000	$378,000
Professional services	—	989,000	989,000
Audit services	—	749,000	749,000
Maintenance and support	5,710,000	—	5,710,000
Software as a service	2,324,000	—	2,324,000
Total revenue:	$8,061,000	$2,089,000	$10,150,000

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract. Our contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the six-month period ended July 31, 2019 we recognized $4,727,000 in revenue from deferred revenues outstanding as of January 31, 2019.

Transaction price allocated to the remaining performance obligations

Revenue allocated to remaining performance obligations represents contracted revenue that will be recognized in future periods, which is comprised of deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Revenue allocated to remaining performance obligations was $26 million as of July 31, 2019, of which the Company expects to recognize approximately 65% over the next 12 months and the remainder thereafter.

Deferred commissions costs (contract acquisition costs)

Contract acquisition costs, which consists of sales commissions paid or payable, is considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial and renewal contracts are deferred and then amortized on a straight-line basis over the contract term. As a practical expedient, we expense sales commissions as incurred when the amortization period of related deferred commission costs would have been one year or less.

Deferred commissions costs paid and payable are included on the condensed consolidated balance sheets within prepaid and other current assets and other non-current assets totaled $348,000 and $74,000, respectively, as of July 31, 2019. For the three- and six-month periods ended July 31, 2019, $37,000 and $55,000, respectively, in amortization expense associated with sales commissions was included in selling, general and administrative expenses on the condensed consolidated statements of operations. There were no impairment losses for these capitalized costs for the three and six months ended July 31, 2019 and 2018.

Equity Awards

We account for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. We incurred total compensation expense related to stock-based awards of $160,000 and $145,000 for the three months ended July 31, 2019 and 2018, respectively, and $429,000 and $367,000 for the six months ended July 31, 2019 and 2018, respectively.

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

We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. We believe we have appropriately accounted for any uncertain tax positions. The Company has recorded $291,000 and $275,000 in reserves for uncertain tax positions and corresponding interest and penalties as of July 31, 2019 and January 31, 2019, respectively.

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

The following is the calculation of the basic and diluted net loss per share of common stock:

	Three Months Ended
	July 31, 2019	July 31, 2018
Net loss	$(608,000)	$(1,522,000)
Less: Allocation of earnings to participating securities	—	—
Loss available to common shareholders - Basic	(608,000)	(1,522,000)
Weighted average shares outstanding - Basic (1)	19,913,658	19,532,044
Effect of dilutive securities - Stock options, Restricted stock and Series A Convertible Preferred Stock (2)	—	—
Weighted average shares outstanding - Diluted	19,913,658	19,532,044
Basic net loss per share of common stock	$(0.03)	$(0.08)
Diluted net loss per share of common stock	$(0.03)	$(0.08)

	Six Months Ended
	July 31, 2019	July 31, 2018
Net loss	$(295,000)	$(2,091,000)
Less: Allocation of earnings to participating securities	—	—
Loss available to common shareholders - Basic	(295,000)	(2,091,000)
Weighted average shares outstanding - Basic (1)	19,853,510	19,415,676
Effect of dilutive securities - Stock options, Restricted stock and Series A Convertible Preferred Stock (2)	—	—
Weighted average shares outstanding - Diluted	19,853,510	19,415,676
Basic net loss per share of common stock	$(0.01)	$(0.11)
Diluted net loss per share of common stock	$(0.01)	$(0.11)

(1)	Excludes 760,978 unvested restricted shares of common stock as of July 31, 2019, which are considered non-participating securities.
(2)

Diluted net loss per share excludes the effect of shares that are anti-dilutive. For the three and six months ended July 31, 2019, diluted EPS excludes 2,895,464 shares of Series A Convertible Preferred Stock, 1,516,913 outstanding stock options and 760,978 unvested restricted shares of common stock. For the three and six months ended July 31, 2018, diluted EPS excludes 2,895,464 shares of Series A Convertible Preferred Stock, 1,763,975 outstanding stock options and 649,087 unvested restricted shares of common stock.

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

We adopted the new lease standards ASC 842 on February 1, 2019 using the effective date transition method. This method requires us to recognize an adoption impact as a cumulative-effect adjustment as of the adoption date. Prior period balances were not adjusted upon adoption of this standard. We have elected the group of practical expedients under ASU 2016-02 to forego assessing upon adoption: (1) whether any expired contracts are or contain leases; (2) the lease classification for any existing or expired leases; and (3) any indirect costs that would have qualified for capitalization for any existing leases. The adoption of the new standard resulted in the recording of a right-of-use asset of $175,000 and an operating lease liability of $464,000 as of February 1, 2019. The standard did not materially impact our consolidated results of operations and had no impact on cash flows.

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

Our only operating lease relates to our New York office sublease, which expires in November 2019. In the second quarter of fiscal 2018, we closed our New York office and subleased the office space for the remaining period of the original lease term. As a result of vacating and subleasing the office, we recorded a $472,000 loss on exit of the operating lease in fiscal 2018. The associated lease liability reduced the right-of-use asset upon adoption of ASC 842. As of July 31, 2019, the total minimum rentals due to our lessor by us and to be received by us from our sublessee were $193,000 and $96,000, respectively.

As of July 31, 2019, operating lease right-of use assets totaling $70,000 are recorded in Prepaid and other current assets, and the associated lease liability of $191,000 is included in Accrued expenses within the condensed consolidated balance sheets. The Company used a discount rate of 8.0% to determine the lease liability.

Total costs associated with leased assets are as follows:

Six Months Ended July 31, 2019
Operating lease cost	$117,000
Sublease income	(144,000)
Total operating lease income	$(27,000)

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

NOTE 4 — DEBT

Term Loan and Line of Credit

On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and other lenders party thereto. Pursuant to the Credit Agreement, the lenders agreed to provide a $10,000,000 senior term loan and a $5,000,000 revolving line of credit to our primary operating subsidiary. Amounts outstanding under the Credit Agreement bear interest at either LIBOR or the base rate, as elected by the Company, plus an applicable margin. Subject to the Company’s senior leverage ratio, pursuant to the terms of the amendment to the Credit Agreement entered into as of April 15, 2015, the applicable LIBOR rate margin varies from 4.25% to 6.25%, and the applicable base rate margin varies from 3.25% to 5.25%. The term loan and line of credit provide support for working capital and other general corporate purposes, including permitted acquisitions. The term loan and line of credit are secured by substantially all of our assets. Pursuant to the terms of the fourth amendment to the Credit Agreement entered into as of November 20, 2018, the term loan and line of credit maturity date of November 21, 2019 was extended to May 21, 2020. The term loan principal balance is payable in quarterly installments, which started in March 2015 and will continue through the maturity date, with the full remaining unpaid principal balance due at maturity.

The Credit Agreement includes customary financial covenants, including the requirements that the Company maintain minimum liquidity and achieve certain minimum EBITDA levels (as defined in the Credit Agreement). Pursuant to the terms of the Credit Agreement, as amended by the fourth amendment, the Company is required to maintain minimum liquidity of at least (i) $3,500,000 from the date of the fourth amendment through January 31, 2019, and (ii) $4,000,000 from February 1, 2019 through and including the maturity date of the credit facility.

The following table shows our current and future minimum EBITDA covenant thresholds, as modified by the fourth amendment to the Credit Agreement:

Applicable period	Minimum EBITDA
For the 4-quarter period ended July 31, 2019	$180,000
For the 4-quarter period ending October 31, 2019	508,000
For the 4-quarter period ending January 31, 2020	408,000
For the 4-quarter period ending April 30, 2020 and each fiscal quarter thereafter	562,000

The Company was in compliance with the applicable financial loan covenants at July 31, 2019.

In addition, the Credit Agreement prohibits the Company from paying dividends on the common and preferred stock.

As of July 31, 2019, the Company had $1,000,000 in outstanding borrowings under the revolving line of credit, and had accrued $21,000 in interest and unused line fees. Based upon the borrowing base formula set forth in the Credit Agreement, as of July 31, 2019, the Company had access to the full amount of the $5,000,000 revolving line of credit.

Outstanding principal balances on debt consisted of the following at:

	July 31, 2019	January 31, 2019
Line of Credit	$1,000,000	$—
Term loan	3,731,000	4,030,000
Total	4,731,000	4,030,000
Deferred financing cost	(53,000)	(82,000)
Total	4,678,000	3,948,000
Less: Current portion	(1,597,000)	(597,000)
Non-current portion of debt	$3,081,000	$3,351,000

Future principal repayments of debt consisted of the following at July 31, 2019:

Fiscal year	Term Loan (1)
2020	$1,298,000
2021	3,433,000
Total repayments	$4,731,000

(1)	Term loan balance on the condensed consolidated balance sheet is reported net of deferred financing costs of $53,000.

The Company entered into a fifth amendment to the Credit Agreement as of September 11, 2019 (the “Fifth Amendment”). See Note 9 – Subsequent Events for further details on the Fifth Amendment.

NOTE 5 — CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

At July 31, 2019, we had 2,895,464 shares of Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) outstanding. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The Preferred Stock does not pay a dividend; however, the holders are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock. The Preferred Stock has voting rights on a modified as-if-converted-to-common-stock-basis. The Preferred Stock has a non-participating liquidation right equal to the original issue price plus accrued unpaid dividends, which are senior to the Company’s common stock. The Preferred Stock can be converted to common shares at any time by the holders, or at the option of the Company if the arithmetic average of the daily volume weighted average price of the common stock for the 10 day period prior to the measurement date is greater than $8.00 per share, and the average daily trading volume for the 60 day period immediately prior to the measurement date exceeds 100,000 shares. The conversion price is $3.00 per share, subject to certain adjustments.

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

NOTE 6 — INCOME TAXES

Income tax expense consists of federal, state and local tax provisions. For the six months ended July 31, 2019 and 2018, we recorded federal tax expense of zero. For the six months ended both July 31, 2019 and 2018, we recorded state and local tax expense of $4,000.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

In fiscal 2018, the Company entered into a membership agreement to occupy shared office space in Atlanta, Georgia. Our new shared office arrangement commenced upon taking possession of the space and ends in November 2020. Fees due under the membership agreement are based on the number of contracted seats and the use of optional office services. As of July 31, 2019, minimum fees due under the shared office arrangement totaled $205,000.

Royalty Liability

On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15‑year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, we paid Montefiore a one-time initial base royalty fee of $3,000,000. Additionally, we originally committed that Montefiore would receive at least an additional $3,000,000 of on-going royalty payments related to future sublicensing of CLG by us within the first six and one-half years of the license term. On July 1, 2018, we entered into a joint amendment to the Royalty Agreement and the existing Software License and Support Agreement with Montefiore to modify the payment obligations of the parties under both agreements. According to the modified provisions, our obligation to pay on-going royalties under the Royalty Agreement was replaced with the obligation to (i) provide maintenance services for 24 months and waive associated maintenance fees, and (ii) pay $1,000,000 in cash by July 31, 2020. As a result of the commitment to fulfill a portion of our obligation by providing maintenance services at no cost, the royalty liability was significantly reduced, with a corresponding increase to deferred revenues. As of July 31, 2019, we had $758,000 in deferred revenues associated with this modified royalty liability. The fair value of the royalty liability as of July 31, 2019 was determined based on the amount payable in cash. As of July 31, 2019 and January 31, 2019, the present value of this royalty liability was $936,000 and $905,000, respectively.

NOTE 8 — RELATED PARTY TRANSACTIONS

In the second quarter of fiscal 2019, in connection with the appointment of Wyche T. “Tee” Green, III, Chairman of the Board of the Company and Chairman and Chief Executive Officer of 121G, LLC (“121G”), as interim President and Chief Executive Officer of the Company, we entered into a consulting agreement with 121G Consulting, LLC (“121G Consulting”), an affiliate of 121G, to provide an assessment of the Company’s innovation and growth teams and strategies and to develop a set of prioritized recommendations to be consolidated into a strategic plan for the Company’s leadership team. The term of the agreement is three months (through October 2019), and 121G Consulting is expected to receive approximately $100,000 for services rendered under the consulting agreement, as well as reasonable and documented travel and other expenses incurred by 121G Consulting in rendering its services, which were approved by the Company’s Board of Directors.

For the three-month periods ended July 31, 2019, consulting fees incurred and payable to 121G Consulting totaled $5,000 and were included in executive transition cost on the condensed consolidated statements of operations.

NOTE 9 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after July 31, 2019, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements, except for the following.

On September 11, 2019, we entered into a fifth amendment to our Credit Agreement (the “Fifth Amendment”) with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto. Amounts outstanding under the Credit Agreement shall continue to bear interest at either LIBOR or the base rate, as elected by the Company, plus an applicable margin, plus, after the effective date of the Fifth Amendment, a “paid in kind” rate, or PIK Rate, of 2.75%. Subject to the Company’s leverage ratio, pursuant to the terms of the amendment to the Credit Agreement entered into as of April 15, 2015, the applicable LIBOR rate margin varies from 4.25% to 6.25%, and the applicable base rate margin varies from 3.25% to 5.25%. The original term loan and line of credit maturity date of May 21, 2020 was extended to August 21, 2020. Additionally, the Fifth Amendment requires the payment of certain other fees and expenses, including (a) an amendment fee of up to $200,000 ($50,000 per quarter) and (b) consulting costs of approximately $100,000.

The Credit Agreement, as amended, includes customary financial covenants, including the requirements that the Company maintain minimum liquidity and achieve certain minimum EBITDA levels (as defined in the Credit Agreement), among other covenants, including a requirement that the Company refrain from paying dividends on the common and preferred stock. In addition, the Credit Agreement, as amended by the Fifth Amendment, requires that the Company (i) engage a consultant for purposes of preparing a budget to be shared with the administrative agent and to be adhered to by the Company and other financial information requested by the administrative agent, (ii) enter into amendments to the Company’s licensing agreements with Montefiore, (iii) pursue a refinancing transaction for purposes of satisfying its obligations under the Credit Agreement, and in connection therewith, achieve certain refinancing milestones and provide the administrative agent with certain deliverables, information and access to its personnel and records, and (iv) on or before October 15, 2019, provide evidence of a common equity contribution of no less than $1,500,000.

Pursuant to the terms of the Credit Agreement, as amended by the Fifth Amendment, the Company is required to maintain minimum liquidity of at least (i) $2,500,000 from the effective date of the Fifth Amendment through and including December 31, 2019 and (ii) $3,000,000 at all times from and after January 1, 2020.

The following table shows our minimum monthly EBITDA covenant thresholds, as modified by the Fifth Amendment to the Credit Agreement:

Applicable period	Minimum EBITDA
For the twelve-month period ending August 31, 2019	$(505,000)
For the twelve-month period ending September 30, 2019	(752,000)
For the twelve-month period ending October 31, 2019	(850,000)
For the twelve-month period ending November 30, 2019	(597,000)
For the twelve-month period ending December 31, 2019	(608,000)
For the twelve-month period ending January 31, 2020	(289,000)
For the twelve-month period ending February 29, 2020	(124,000)
For the twelve-month period ending March 31, 2020	(195,000)
For the twelve-month period ending April 30, 2020	(683,000)
For the twelve-month period ending May 31, 2020	(560,000)
For the twelve-month period ending June 30, 2020	(368,000)
For the twelve-month period ending July 31, 2020 and for the twelve-month period ending on the last day of each month thereafter	(374,000)

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

Results of Operations

Revenues

	Three Months Ended
(in thousands):	July 31, 2019	July 31, 2018	Change	% Change
Systems sales:
Proprietary software - perpetual license	$84	$191	$(107)	(56)%
Term license	27	122	(95)	(78)%
Hardware and third-party software	36	73	(37)	(51)%
Professional services	408	271	137	51%
Audit services	354	248	106	43%
Maintenance and support	2,759	3,216	(457)	(14)%
Software as a service	1,125	1,148	(23)	(2)%
Total Revenues	$4,793	$5,269	$(476)	(9)%

	Six Months Ended
(in thousands):	July 31, 2019	July 31, 2018	Change	% Change
System sales:
Proprietary software - perpetual license	$300	$1,244	$(944)	(76)%
Term license	27	165	(138)	(84)%
Hardware and third-party software	51	109	(58)	(53)%
Professional services	989	509	480	94%
Audit services	749	608	141	23%
Maintenance and support	5,710	6,525	(815)	(12)%
Software as a service	2,324	2,372	(48)	(2)%
Total Revenues	$10,150	$11,532	$(1,382)	(12)%

Proprietary software and term licenses — Proprietary software revenue recognized for the three and six months ended July 31, 2019 decreased by $107,000 and $944,000, respectively, over the prior comparable periods. As previously reported, perpetual license sales are less predictable from a timing standpoint than other solutions sold by the Company.   This decrease is attributable to a large perpetual license sale of our Abstracting™ solution in the first quarter of fiscal 2018.  The Company is able to influence sales of these products; however, the timing can be difficult to manage as sales result from our distribution partners or our direct channel from existing customers adding licenses from acquisitions or strategic partnerships. The timing can be difficult to manage because we do not control our distribution partners, and their sense of urgency on closing perpetual licenses and we do not control our existing customers adding facilities through acquisition or strategic partnerships.  The Company is expecting higher perpetual license sales in the third and fourth quarter of fiscal 2019.   We believe this is supported by the Company’s pipeline, however, the timing is different from fiscal year 2018.   Term license revenue recognized for the three and six months ended July 31, 2019 decreased by $95,000 and $138,000, respectively, over the prior comparable periods due to lost customers.  Term license revenue is expected to be higher in the third and fourth quarters of fiscal 2019, but not to the levels of fiscal 2018.

Hardware and third-party software — Revenue from hardware and third-party software sales for the three and six months ended July 31, 2019 decreased by $37,000 and $58,000, respectively, over the prior comparable periods. Fluctuations from period to period are a function of client demand.

Professional services — For the three and six month periods ended July 31, 2019, revenues from professional services increased by $137,000 and $480,000, respectively, from the prior comparable periods. This increase in professional services revenue is primarily due to the timing of completion of a several, large, professional services agreements.   The Company had previously re-assigned certain professional staff to support the success of eValuator.  However, the Company was able to return these staff to billable projects in the first quarter of fiscal 2019, resulting in higher professional services revenue for the three and six-months ended July 31, 2019 over the prior comparable period. The Company is not expecting professional services to recur at these higher revenue levels throughout 2019.

Audit services — Audit services revenue for the three and six months ended July 31, 2019 increased by $106,000 and $141,000, respectively, over the prior comparable periods.  The Company realized higher demand for audit services in the fourth quarter of 2018, and that higher demand has continued into the first two quarters of 2019.   The Company’s expertise, demonstrated and supported by eValuator, and the fact that our professional staff is onshore is believed to be a competitive advantage with regard to the audit services provided by the Company. The Company continues to expect higher volumes and revenue of audit services throughout 2019.

Maintenance and support — Revenue from maintenance and support for the three and six months ended July 31, 2019 decreased by $457,000 and $815,000, respectively, over the prior comparable periods. The decrease is primarily due to pricing pressure and cancellations by certain customers of our legacy products, primarily content management (ECM). The customer pricing differences and rate of customer cancellations has not exceeded the Company’s budget for fiscal 2019.   The Company has worked the last 18 months to negotiate multi-year agreements on the majority of its current maintenance and support contracts comprising its current, legacy revenue base. This has had the impact of lowering revenues in exchange for longer, sustained revenue. The lower quarterly revenues, as compared to quarterly revenues in the prior year, will continue throughout fiscal 2019.

Software as a Service (SaaS) — Revenue from SaaS for the three and six months ended July 31, 2019 decreased by $23,000 and $48,000, respectively from the prior comparable periods. This decrease resulted from cancellations by a few customers of our legacy products, primarily our financial management software. The growth in eValuator revenue overcame a portion of the revenue loss from financial management. The Company is expecting net revenue growth as eValuator is expected to overcome any loss of revenue from financial management software in fiscal 2019.   The Company expects the recent bookings of eValuator to positively impact revenue into the fourth quarter of fiscal 2019.

Cost of Sales

	Three Months Ended
(in thousands):	July 31, 2019	July 31, 2018	Change	% Change
Cost of systems sales	$143	$290	$(147)	(51)%
Cost of professional services	581	697	(116)	(17)%
Cost of audit services	321	300	21	7%
Cost of maintenance and support	413	566	(153)	(27)%
Cost of software as a service	300	282	18	6%
Total cost of sales	$1,758	$2,135	$(377)	(18)%

	Six Months Ended
(in thousands):	July 31, 2019	July 31, 2018	Change	% Change
Cost of system sales	$256	$540	$(284)	(53)%
Cost of professional services	1,123	1,404	(281)	(20)%
Cost of audit services	624	694	(70)	(10)%
Cost of maintenance and support	822	1,215	(393)	(32)%
Cost of software as a service	580	598	(18)	(3)%
Total cost of sales	$3,405	$4,451	$(1,046)	(24)%

The decrease in overall cost of sales for the three and six months ended July 31, 2019 from the comparable prior periods is primarily due to the reduction in depreciation and amortization as well as a reduction in client support personnel costs.  As previously disclosed, the Company has lower depreciation and amortization due to certain assets being fully amortized and impairments of certain assets from previous quarters.

Cost of system sales includes amortization and impairment of capitalized software expenditures and the cost of third-party hardware and software. The decrease in expense for the three and six month periods ended July 31, 2019 from the comparable prior periods was primarily due to the reduction in amortization of capitalized software costs as a result of assets becoming fully amortized, including our internally-developed software.

The cost of professional services includes compensation and benefits for personnel and related expenses. The decrease in expense for the three and six month periods from the prior comparable periods is primarily due to the decrease in professional services related to SaaS implementations, for which costs are deferred and amortized ratably over the estimated life of the SaaS customer relationship.  The Company is benefiting from the effort required to implement SaaS related engagements as compared to the legacy on-premise software implementations. On-premise implementations, as was the case with legacy software products implementations, took longer and involved more cost.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. The increase in the cost associated with the three-month period ended July 31, 2019 is related to the increased volumes (and increased revenue) from the comparable period a year ago.   The decrease in expense for the six-month period ended July 31, 2019 is attributed to the reduction in personnel.  The Company’s audit services personnel utilize eValuator and it is believed that the product makes them more productive and efficient.

The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The decrease in expense for the three and six-month periods ended July 31, 2019 was primarily due to a decrease in personnel costs and a reduction in third-party maintenance contracts.  The lower cost associated with these reductions are expected to benefit the remainder of fiscal 2019, and beyond.

The cost of SaaS solutions is relatively fixed, subject to inflation for the goods and services it requires. The expense for the three- and six-month periods ended July 31, 2019 remained consistent with the expense for the prior comparable periods.

Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	July 31, 2019	July 31, 2018	Change	% Change
General and administrative expenses	$1,552	$1,513	$39	3%
Sales and marketing expenses	909	1,006	(97)	(10)%
Total selling, general, and administrative expense	$2,461	$2,519	$(58)	(2)%

	Six Months Ended
(in thousands):	July 31, 2019	July 31, 2018	Change	% Change
General and administrative expenses	$3,260	$3,701	$(441)	(12)%
Sales and marketing expenses	1,685	2,067	(382)	(18)%
Total selling, general, and administrative expense	$4,945	$5,768	$(823)	(14)%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The decrease in general and administrative expenses for the three and six-months ended July 31, 2019 from the comparable prior periods is primarily attributed to a reduction in facility cost, bad debt expense and in amortization of intangible assets.  The Company realized over $600,000 in savings from the six months ended July 31, 2019 compared with July 31, 2018 for facility cost, alone. The facility cost savings are offset, somewhat, by higher legal cost of $200,000 in the same period.   The higher legal costs are related to the annual meeting; and other securities matters in the first and second quarter of fiscal 2019.  We previously disclosed the Company’s reduction in facility cost due to relocation of the corporate headquarters in Atlanta, Georgia and subleasing of the New York City office.  The Company records a disproportionate amount of professional fees in the first quarter of fiscal 2019 attributable to the annual audit and the Company’s annual shareholder meeting.  This disproportionate amount of professional fees occurred in both three-month periods ended July 31, 2019 and 2018.

Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. The decrease in sales and marketing expense for the three and six months ended July 31, 2019 from the comparable prior periods was primarily due to a reduction in personnel cost, trade shows expense, and sales, marketing, and investor relations consultant fees.  The Company has re-focused its sales and marketing dollars.  The targeted and focused approach has resulted in fewer dollars that have a higher return, evidenced by the second quarter bookings number.

Research and Development

	Three Months Ended
(in thousands):	July 31, 2019	July 31, 2018	Change	% Change
Research and development expense	$867	$1,213	$(346)	(29)%
Plus: Capitalized research and development cost	907	803	104	13%
Total research and development cost	$1,774	$2,016	$(242)	(12)%

	Six Months Ended
(in thousands):	July 31, 2019	July 31, 2018	Change	% Change
Research and development expense	$1,659	$2,275	$(616)	(27)%
Plus: Capitalized research and development cost	1,878	1,529	349	23%
Total research and development cost	$3,537	$3,804	$(267)	(7)%

Research and development cost consists primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and allocated occupancy expense. Total research and development cost for the three and six month periods ended July 31, 2019 was consistent with that from the prior comparable periods.  The Company spent, however, more dollars on capitalized research and development cost due to the effort on eValuator development.  The Company is spending fewer dollars on maintenance for its legacy products from its engineering group as these products have attained maturity in the marketplace.  The Company is expecting that total research and development expenses will continue at these levels throughout fiscal 2019.  For the six months ended July 31, 2019 and 2018, as a percentage of revenues, total research and development costs were 35% and 33%, respectively.  The higher percentage of total research and development cost over revenues is consistent with our Company investing in its most recent product, eValuator.

Executive transition cost

	Three Months Ended
(in thousands):	July 31, 2019	July 31, 2018	Change	% Change
Executive transition cost	$140	$—	$140	100%

	Six Months Ended
(in thousands):	July 31, 2019	July 31, 2018	Change	% Change
Executive transition cost	$140	$—	$140	100%

We recorded $140,000 in cost related to replacing the Company’s CEO in the second quarter of fiscal 2019.  These costs, which include placement fees, retention bonuses for existing key personnel and certain required consulting cost are expected to total $800,000 for fiscal 2019.   Each of these costs are directly attributable to the successful placement of a new CEO with the Company.

Loss on exit of operating lease

	Three Months Ended
(in thousands):	July 31, 2019	July 31, 2018	Change	% Change
Loss on exit of operating lease	$—	$806	$(806)	(100)%

	Six Months Ended
(in thousands):	July 31, 2019	July 31, 2018	Change	% Change
Loss on exit of operating lease	$—	$806	$(806)	(100)%

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

Other Expense

	Three Months Ended
(in thousands):	July 31, 2019	July 31, 2018	Change	% Change
Interest expense	$(70)	$(110)	$40	(36)%
Miscellaneous expense	(103)	(5)	(98)	1,960%
Total other expense	$(173)	$(115)	$(58)	50%

	Six Months Ended
(in thousands):	July 31, 2019	July 31, 2018	Change	% Change
Interest expense	$(148)	$(227)	$79	(35)%
Miscellaneous expense	(144)	(93)	(51)	55%
Total other expense	$(292)	$(320)	$28	(9)%

Interest expense consists of interest and commitment fees on the line of credit, interest on the term loan, and is inclusive of deferred financing cost amortization expense. Interest expense decreased for the three and six months ended July 31, 2019 from the prior comparable period primarily due to the reduction in outstanding principal on our term loan and the increase in capitalized interest on our internally developed software. The higher miscellaneous expense for the three and six-month periods ended July 31, 2019 are a direct result of a write-off of one-time finance cost associated with our work to refinance the senior lender.  The $70,000 one-time financing cost was reported in the second quarter 2019 and is not expected to recur in fiscal 2019.  On a quarterly basis, the Company records the valuation adjustment to the Montefiore liability (See Note 7 to consolidated financial statements) through miscellaneous expense.

Provision for Income Taxes

We recorded tax expense of $4,000 for the three months ended both July 31, 2019 and 2018, and $4,000 for the six months ended both July 31, 2019 and 2018, which is comprised of estimated federal, state and local income tax provisions.  The Company has significant net operating loss carryforwards and is not expected to be a federal tax payer in fiscal 2019.

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

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share

We define: (i) EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation, amortization, stock-based compensation expense, transaction expenses and other expenses that do not relate to our core operations; (iii) Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of GAAP net revenue; and (iv) Adjusted EBITDA per diluted share as Adjusted EBITDA divided by adjusted diluted shares outstanding. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the board and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure (primarily interest charges), asset base (primarily depreciation and amortization), items outside the control of the management team (taxes), and expenses that do not relate to our core operations, including transaction-related expenses (such as professional and advisory services) and other costs that are expected to be non-recurring. Adjusted EBITDA removes the impact of share-based compensation expense and valuation adjustments to assets and liabilities, which are non-cash items. Adjusted EBITDA per diluted share includes incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position.

The Board of Directors and management also use these measures as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and (ii) as a performance evaluation metric in determining achievement of certain executive and associate incentive compensation programs.

Our lender uses a measurement that is similar to the Adjusted EBITDA measurement described herein to assess our operating performance. The lender under our Credit Agreement requires delivery of compliance certificates certifying compliance with financial covenants, certain of which are based on a measurement that is similar to the Adjusted EBITDA measurement reviewed by our management and Board of Directors.

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

The following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most comparable GAAP-based measure, as well as Adjusted EBITDA per diluted share to net loss per diluted share. All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to loss and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended		Six Months Ended
In thousands, except per share data	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Adjusted EBITDA Reconciliation
Net loss	$(608)	$(1,522)	$(295)	$(2,091)
Interest expense	70	110	148	227
Income tax expense	2	2	4	3
Depreciation	41	153	76	325
Amortization of capitalized software development costs	211	331	417	646
Amortization of intangible assets	142	235	285	470
Amortization of other costs	55	91	105	193
EBITDA	(87)	(600)	740	(227)
Share-based compensation expense	160	144	429	367
Gain on disposal of fixed assets	—	—	—	(2)
Non-cash valuation adjustments to assets and liabilities	16	5	31	56
Other non-recurring operating expenses	75	806	75	806
Other non-recurring expenses	74	—	74	—
Adjusted EBITDA	$238	$355	$1,349	$1,000
Adjusted EBITDA margin (1)	5%	7%	13%	9%

Adjusted EBITDA per Diluted Share Reconciliation
Net loss per common share — diluted	$(0.03)	$(0.08)	$(0.01)	$(0.11)
Adjusted EBITDA per adjusted diluted share (2)	$0.01	$0.02	$0.06	0.04
Diluted weighted average shares (3)	19,913,658	19,532,044	19,853,510	19,415,676
Includable incremental shares — adjusted EBITDA (4)	3,163,149	3,053,210	3,097,413	3,064,204
Adjusted diluted shares	23,076,807	22,585,254	22,950,923	22,479,880

(1)	Adjusted EBITDA as a percentage of GAAP net revenue.
(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.
(3)	Diluted EPS for our common stock was computed using the if-converted method, which yields the same result as the two-class method.
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

Liquidity and Capital Resources

Our liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. Our primary cash requirements include regular payment of payroll and other business expenses, capital expenditures, and principal and interest payments on debt. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded with cash generated by operations and borrowings under our credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash and cash equivalent balances at July 31, 2019 and January 31, 2019 were $1,229,000 and $2,376,000, respectively. The decrease in cash during the current fiscal period was primarily the result of payments made towards our debt and interest thereon, as well as payroll and accounts payable. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.

The Company has liquidity through the Credit Agreement described in more detail in Note 4 to our condensed consolidated financial statements included herein. The Company’s primary operating subsidiary has a $5,000,000 revolving line of credit. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary must comply with customary information delivery and financial covenants, including the requirement that the Company maintain minimum liquidity of at least $4,000,000 (See Note 9 – Subsequent Events for description of the minimum liquidity requirements effective for liquidity tests occurring after the effective date of the Fifth Amendment). Pursuant to the Credit Agreement’s definition, the liquidity of the Company’s primary operating subsidiary as of July 31, 2019 was $5,229,000, which satisfies the minimum liquidity financial covenant in the Credit Agreement.

The Credit Agreement also requires the Company to achieve certain minimum EBITDA levels, calculated pursuant to the Credit Agreement and measured, at all times prior to the effective date of the Fifth Amendment to the Credit Agreement, on a quarter-end basis, of at least the required amounts in the relevant table set forth in Note 4 to our condensed consolidated financial statements included in Part I, Item1 herein for the applicable period set forth therein. Our lender uses a measurement that is similar to Adjusted EBITDA, a non-GAAP financial measure described above. The required minimum EBITDA level for the four-fiscal quarter period ended July 31, 2019 was $180,000.

The Company was in compliance with the foregoing loan covenants at July 31, 2019. Based upon the borrowing base formula set forth in the Credit Agreement, as of July 31, 2019, the Company had access to the full amount of the $5,000,000 revolving line of credit. As of July 31, 2019, outstanding borrowings under the line of credit totaled $1,000,000.

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

The Company executed a fifth amendment to the Credit Agreement (“Fifth Amendment”) on September 11, 2019.   This amendment extends the term loan and revolving credit facility to a maturity date of August 21, 2020.  The Company intends to refinance the current term loan and credit facility in the third quarter of fiscal 2019. The aggregate amount of financing currently available to the Company under the current term loan and revolving credit facility is $9 million as of July 31, 2019. The Company is in negotiations to replace the current credit facility.

The Company can demonstrate its ability to refinance the existing term loan and credit facility. Additionally, the Company will produce cash flow from the business over the next 12 months. Accordingly, the Company believes it has sufficient cash and credit necessary to continue as a going concern for 12 months from the Company’s reporting date.  This conclusion is supported, in part, by the Company’s ability to extend or re-finance its existing term loan and revolving credit facility.

Significant cash obligations

(in thousands)	July 31, 2019	January 31, 2019
Term loan (1)	$3,678	$3,948
Royalty liability (2)	936	905

(1)

Term loan balance is reported net of deferred financing costs of $53,000 and $82,000 as of July 31, 2019 and January 31, 2019, respectively. See Note 4 to the condensed consolidated financial statements for additional information.

(2)	See Note 7 to the condensed consolidated financial statements for additional information.

Operating cash flow activities

	Six Months Ended
(in thousands)	July 31, 2019	July 31, 2018
Net loss	$(295)	$(2,091)
Non-cash adjustments to net loss	1,249	2,832
Cash impact of changes in assets and liabilities	(865)	(265)
Net cash provided by operating activities	$89	$476

The decrease in net cash provided by operating activities is due to the use of cash by the Company to pay liabilities associated with restructuring the office spaces in fiscal 2018.   Accrued expenses are lower by approximately $600,000 in July 2019 compared with end of fiscal 2018.  This reflects the payments of the lease obligations, as well as, certain other commitments.

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

Investing cash flow activities

	Six Months Ended
(in thousands)	July 31, 2019	July 31, 2018
Purchases of property and equipment	$(46)	$(14)
Proceeds from sales of property and equipment	—	14
Capitalized software development costs	(1,878)	(1,529)
Net cash used in investing activities	$(1,924)	$(1,529)

The increase in cash used for investing activities in the six months ended July 31, 2019 over the prior comparable period is primarily the result of the increase in capitalized software development costs, which is associated with the higher effort spent on software development projects.  See discussion and analysis in “Research and development costs” above.

Financing cash flow activities

	Six Months Ended
(in thousands)	July 31, 2019	July 31, 2018
Proceeds from line of credit	$1,000	$—
Principal repayments on term loan	(298)	(298)
Proceeds from exercise of stock options and stock purchase plan	4	35
Other	(18)	(58)
Net cash used in financing activities	$688	$(321)

The increase in cash provided by financing activities in the six months ended July 31, 2019 as compared to the prior year period was primarily the result of the $1 million advance against the revolving credit facility.

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

We have previously disclosed by way of current reports on Form 8-K filed with the SEC that on July 29, 2019, David W. Sides, the Company’s President and Chief Executive Officer, left the Company in order to pursue another opportunity. Effective July 29, 2019, Wyche T. “Tee” Green, III, Chairman of the Company’s Board of Directors, was appointed as interim President and Chief Executive Officer of the Company to succeed Mr. Sides in this capacity. These events caused a change that was reasonably likely to materially affect our internal control over financial reporting during the quarter ended July 31, 2019.

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

In November 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and other lenders party thereto. Pursuant to the Credit Agreement, the lenders agreed to provide a $10,000,000  term loan and a $5,000,000 revolving line of credit to our primary operating subsidiary. The Credit Agreement includes customary financial covenants, including the requirements that the Company maintain certain minimum liquidity and achieve certain minimum EBITDA levels.

In order to draw upon its revolving line of credit, pursuant to the terms of the Credit Agreement, the Company is required to maintain minimum liquidity of at least $4,000,000 from February 1, 2019 (Note 9 describes the minimum liquidity requirements effective for liquidity tests occurring after the effective date of the Fifth Amendment). The Company was in compliance with the applicable loan covenants at July 31, 2019.

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

Absent any action with respect to the repayment or refinancing of our existing indebtedness or any waivers or amendments to the agreements governing our existing indebtedness, our Credit Agreement is scheduled to mature on August 21, 2020. We may not be able to extend, replace or refinance our existing Credit Agreement on terms reasonably acceptable to us, or at all, with our current lender or with a replacement lender. If we are able to obtain replacement financing, it may be more costly or on terms more burdensome than our current Credit Agreement. In addition, we may not be able to access other external financial resources sufficient to enable us to repay the debt outstanding under our Credit Agreement upon its maturity. If we fail to satisfy our obligations with respect to our indebtedness or fail to comply with the financial and other restrictive covenants contained in the Credit Agreement or other agreements governing our indebtedness, an event of default could result, which could permit acceleration of such debt and acceleration of our other debt. Any accelerated debt would become immediately due and payable, and we may be unable to continue as a going concern.

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

As of July 31, 2019, we had 2,895,464 shares of preferred stock outstanding. For additional information regarding the terms, rights and preferences of such stock, see Note 3 to our consolidated financial statements included in the Annual Report on Form 10‑K for the fiscal year ended January 31, 2019 and our other SEC filings.

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

Item 2.  ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended July 31, 2019:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price	Announced Plans or	under the Plans or
	(1)	Paid per Share	Programs	Programs
May 1 - May 31	5,475	$1.38	—	—
June 1 - June 30	—	—	—	—
July 1 - July 31	16,233	1.44	—	—
Total	21,708	$1.42	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended July 31, 2019.

Item 5.  OTHER INFORMATION

On September 11, 2019, we entered into a fifth amendment to our Credit Agreement (“Fifth Amendment”) with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto. Amounts outstanding under the Credit Agreement shall continue to bear interest at either LIBOR or the base rate, as elected by the Company, plus an applicable margin, plus, after the effective date of the Fifth Amendment, a “paid in kind” rate, or PIK Rate, of 2.75%. Subject to the Company’s leverage ratio, pursuant to the terms of the amendment to the Credit Agreement entered into as of April 15, 2015, the applicable LIBOR rate margin varies from 4.25% to 6.25%, and the applicable base rate margin varies from 3.25% to 5.25%. The original term loan and line of credit maturity date of May 21, 2020 was extended to August 21, 2020. Additionally, the Fifth Amendment requires the payment of certain other fees and expenses, including (a) an amendment fee of up to $200,000 ($50,000 per quarter) and (b) consulting costs of approximately $100,000.

The Credit Agreement, as amended, includes customary financial covenants, including the requirements that the Company maintain minimum liquidity and achieve certain minimum EBITDA levels (as defined in the Credit Agreement), among other covenants, including a requirement that the Company refrain from paying dividends on the common and preferred stock. In addition, the Credit Agreement, as amended by the Fifth Amendment, requires that the Company (i) engage a consultant for purposes of preparing a budget to be shared with the administrative agent and to be adhered to by the Company and other financial information requested by the administrative agent, (ii) enter into amendments to the Company’s licensing agreements with Montefiore, (iii) pursue a refinancing transaction for purposes of satisfying its obligations under the Credit Agreement, and in connection therewith, achieve certain refinancing milestones and provide the administrative agent with certain deliverables, information and access to its personnel and records, and (iv) on or before October 15, 2019, provide evidence of a common equity contribution of no less than $1,500,000.

Pursuant to the terms of the Credit Agreement, as amended by the Fifth Amendment, the Company is required to maintain minimum liquidity of at least (i) $2,500,000 from the effective date of the Fifth Amendment through and including December 31, 2019 and (ii) $3,000,000 at all times from and after January 1, 2020.

The foregoing summary of the Fifth Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the Fifth Amendment, a copy of which will be filed as an exhibit to this report as Exhibit 10.3. For additional information regarding the Company's borrowing relationship, see Notes 4 and 9 in Part I, Item 1 of this report.

Item 6.  EXHIBITS

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Employment Agreement, dated July 28, 2019, between the Company and Wyche T. “Tee” Green, III (incorporated by reference to Exhibit 10.1 of the Form 8‑K, as filed with the Commission on July 29, 2019).
10.2	Employment Agreement, dated August 1, 2019, between the Company and William Garvis (incorporated by reference to Exhibit 10.1 of the Form 8‑K, as filed with the Commission on August 6, 2019).
10.3*	Fifth Amendment to the Credit Agreement dated as of September 11, 2019 by and among Wells Fargo Bank, N.A., the lenders party thereto, Streamline Health Solutions, Inc. and Streamline Health, Inc.
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101

The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10‑Q for the three-month period ended July 31, 2019 filed with the SEC on September 12, 2019, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at July 31, 2019 and January 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three- and six-month periods ended July 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six-month periods ended July 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six-month periods ended July 31, 2019 and 2018, and (v) Notes to the Condensed Consolidated Financial Statements.

*Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000‑28132.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

.
STREAMLINE HEALTH SOLUTIONS, INC.
DATE: September 12, 2019	By:	/S/ Wyche T. "Tee" Green, III
Wyche T. "Tee" Green, III
Chief Executive Officer
DATE: September 12, 2019	By:	/S/ Thomas J. Gibson
Thomas J. Gibson
Chief Financial Officer