Form 10-Q
period 2019-10-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2020-01-07
CIK 1008586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
OR
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

(888) 997‑8732

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	STRM	The NASDAQ Capital Market

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of January 2, 2020: 30,744,847

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

(Unaudited)

	As of
	October 31, 2019	January 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,220,000	$2,376,000
Accounts receivable, net of allowance for doubtful accounts of $98,000 and $345,000, respectively	2,214,000	2,933,000
Contract receivables	704,000	1,263,000
Prepaid and other current assets	1,285,000	1,235,000
Total current assets	5,423,000	7,807,000
Non-current assets:
Property and equipment, net of accumulated amortization of $1,587,000 and $1,516,000, respectively	175,000	237,000
Contract receivables, less current portion	355,000	407,000
Capitalized software development costs, net of accumulated amortization of $20,544,000 and $19,689,000, respectively	7,785,000	5,698,000
Intangible assets, net of accumulated amortization of $4,282,000 and $3,858,000, respectively	1,245,000	1,669,000
Goodwill	15,537,000	15,537,000
Other	756,000	385,000
Total non-current assets	25,853,000	23,933,000
Total assets	$31,276,000	$31,740,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

(Unaudited)

	As of
	October 31, 2019	January 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$629,000	$1,280,000
Accrued expenses	1,407,000	1,814,000
Current portion of term loan, net of deferred financing costs	3,472,000	597,000
Deferred revenues	6,310,000	8,338,000
Royalty liability	953,000	—
Other	94,000	94,000
Total current liabilities	12,865,000	12,123,000
Non-current liabilities:
Term loan, net of current portion and deferred financing costs	—	3,351,000
Royalty liability	—	905,000
Deferred revenues, less current portion	123,000	432,000
Other	19,000	41,000
Total non-current liabilities	142,000	4,729,000
Total liabilities	13,007,000	16,852,000
Series A 0% Convertible Redeemable Preferred Stock, $0.01 par value per share, 5,000,000 shares authorized, no and 2,895,464 shares issued and outstanding, respectively	—	8,686,000
Stockholders’ equity:
Common stock, $0.01 par value per share, 45,000,000 shares authorized; 30,767,439 and 20,767,708 shares issued and outstanding, respectively	308,000	208,000
Additional paid in capital	94,970,000	82,544,000
Accumulated deficit	(77,009,000)	(76,550,000)
Total stockholders’ equity	18,269,000	6,202,000
Total liabilities and stockholders' equity	$31,276,000	$31,740,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenues:
System sales	$668,000	$309,000	$1,046,000	$1,827,000
Professional services	626,000	577,000	1,615,000	1,086,000
Audit services	517,000	234,000	1,266,000	841,000
Maintenance and support	2,827,000	3,051,000	8,537,000	9,577,000
Software as a service	1,150,000	1,198,000	3,474,000	3,570,000
Total revenues	5,788,000	5,369,000	15,938,000	16,901,000
Operating expenses:
Cost of system sales	135,000	223,000	391,000	763,000
Cost of professional services	493,000	675,000	1,616,000	2,079,000
Cost of audit services	325,000	323,000	949,000	1,017,000
Cost of maintenance and support	453,000	506,000	1,275,000	1,720,000
Cost of software as a service	356,000	207,000	936,000	805,000
Selling, general and administrative expense	2,800,000	2,392,000	7,745,000	8,160,000
Research and development	726,000	1,026,000	2,385,000	3,302,000
Executive transition cost	481,000	—	621,000	—
Loss on exit of operating lease	—	562,000	—	1,368,000
Total operating expenses	5,769,000	5,914,000	15,918,000	19,214,000
Operating income (loss)	19,000	(545,000)	20,000	(2,313,000)
Other expense:
Interest expense	(91,000)	(106,000)	(239,000)	(332,000)
Miscellaneous expense	(80,000)	(25,000)	(224,000)	(118,000)
Loss before income taxes	(152,000)	(676,000)	(443,000)	(2,763,000)
Income tax expense	(12,000)	(2,000)	(16,000)	(5,000)
Net loss	$(164,000)	$(678,000)	$(459,000)	$(2,768,000)
Add: Redemption of Series A Preferred Stock	4,894,000	—	4,894,000	—
Net income (loss) attributable to common shareholders	4,730,000	(678,000)	4,435,000	(2,768,000)
Net income (loss) per common share - basic	$0.22	$(0.03)	$0.22	$(0.14)
Weighted average number of common shares - basic	21,598,146	19,655,882	20,435,055	19,495,745
Net loss per common share - diluted	$(0.01)	$(0.03)	$(0.02)	$(0.14)
Weighted average number of common shares - diluted	21,598,146	19,655,882	20,435,055	19,495,745

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

(Unaudited)

			Additional
	Common	Common	paid in	Accumulated	Total
	stock shares	stock	capital	deficit	stockholders’ equity
Balance at January 31, 2018	20,005,977	$200,000	$81,777,000	$(72,125,000)	$9,852,000
Cumulative effect of ASC 606 implementation	—	—	—	1,440,000	1,440,000
Surrender of stock	(26,062)	—	(47,000)	—	(47,000)
Conversion of Series A Preferred Stock	54,531	1,000	163,000	—	164,000
Share-based compensation expense	—	—	222,000	—	222,000
Net loss	—	—	—	(569,000)	(569,000)
Balance at April 30, 2018	20,034,446	$201,000	$82,115,000	$(71,254,000)	$11,062,000
Stock issued	35,277	—	35,000	—	35,000
Surrender of stock	(7,330)	—	(11,000)	—	(11,000)
Restricted stock issued	100,000	1,000	(1,000)	—	—
Restricted stock forfeited	(122,500)	(1,000)	1,000	—	—
Share-based compensation expense	—	—	145,000	—	145,000
Net loss				(1,521,000)	(1,521,000)
Balance at July 31, 2018	20,039,893	$201,000	$82,284,000	$(72,775,000)	$9,710,000
Surrender of stock	(3,857)	—	(4,000)	—	(4,000)
Restricted stock issued	100,000	1,000	(1,000)	—	—
Restricted stock forfeited	(8,333)	—	—	—	—
Share-based compensation expense	—	—	125,000	—	125,000
Net loss				(678,000)	(678,000)
Balance at October 31, 2018	20,127,703	$202,000	$82,404,000	$(73,453,000)	$9,153,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

(Unaudited)

			Additional
	Common	Common	paid in	Accumulated	Total
	stock shares	stock	capital	deficit	stockholders’ equity
Balance at January 31, 2019	20,767,708	$208,000	$82,544,000	$(76,550,000)	$6,202,000
Restricted stock issued	140,000	1,000	(1,000)	—	—
Restricted stock forfeited	(5,367)	—	—	—	—
Share-based compensation expense	—	—	269,000	—	269,000
Net income	—	—	—	313,000	313,000
Balance at April 30, 2019	20,902,341	$209,000	$82,812,000	$(76,237,000)	6,784,000
Stock issued	5,072	—	4,000	—	4,000
Restricted stock issued	222,518	2,000	(2,000)	—	—
Restricted stock forfeited	(318,750)	(3,000)	3,000	—	—
Surrender of stock	(21,708)	—	(31,000)	—	(31,000)
Share-based compensation expense	—	—	160,000	—	160,000
Capital contribution	—	—	16,000	—	16,000
Net loss	—	—	—	(608,000)	(608,000)
Balance at July 31, 2019	20,789,473	$208,000	$82,962,000	$(76,845,000)	$6,325,000
Restricted stock issued	550,000	5,000	(6,000)	—	(1,000)
Restricted stock forfeited	(32,060)	—	1,000	—	1,000
Issuance of common stock, net of $681,000 directly attributable offering expenses	9,473,691	95,000	8,887,000	—	8,982,000
Redemption of Series A Preferred Stock	—	—	2,873,000	—	2,873,000
Surrender of stock	(13,665)	—	(37,000)	—	(37,000)
Share-based compensation expense	—	—	290,000	—	290,000
Net loss	—	—	—	(164,000)	(164,000)
Balance at October 31, 2019	30,767,439	$308,000	$94,970,000	$(77,009,000)	$18,269,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

(Unaudited)

	Nine Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(459,000)	$(2,768,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	113,000	411,000
Amortization of capitalized software development costs	644,000	895,000
Amortization of intangible assets	424,000	705,000
Amortization of other deferred costs	208,000	347,000
Valuation adjustments	48,000	71,000
Loss on exit of operating lease	—	1,368,000
Gain on disposal of fixed assets	—	5,000
Share-based compensation expense	719,000	492,000
Provision for accounts receivable	(125,000)	(24,000)
Changes in assets and liabilities:
Accounts and contract receivables	1,455,000	591,000
Other assets	(572,000)	272,000
Accounts payable	(651,000)	1,049,000
Accrued expenses	(442,000)	54,000
Deferred revenues	(2,337,000)	(4,176,000)
Net cash provided by operating activities	(975,000)	(708,000)
Cash flows from investing activities:
Purchases of property and equipment	(51,000)	(21,000)
Proceeds from sales of property and equipment	—	20,000
Capitalization of software development costs	(2,730,000)	(2,288,000)
Net cash used in investing activities	(2,781,000)	(2,289,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	9,663,000	—
Payments for costs directly attributable to the issuance of common stock	(681,000)	—
Principal payments on term loan	(448,000)	(448,000)
Payments related to settlement of employee shared-based awards	(50,000)	(62,000)
Redemption of Series A Convertible Preferred Stock	(5,791,000)	—
Fees paid for redemption of Series A Convertible Preferred Stock	(22,000)	—
Payment of deferred financing costs	(73,000)	—
Other	2,000	31,000
Net cash provided by (used in) financing activities	2,600,000	(479,000)
Net decrease in cash and cash equivalents	(1,156,000)	(3,476,000)
Cash and cash equivalents at beginning of period	2,376,000	4,620,000
Cash and cash equivalents at end of period	$1,220,000	$1,144,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of January 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by Streamline Health Solutions, Inc. (“we”, “us”, “our”, “Streamline”, or the “Company”), pursuant to the rules and regulations applicable to quarterly reports on Form 10‑Q of the U.S. Securities and Exchange Commission the “SEC”. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The condensed consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and its wholly-owned subsidiary, Streamline Health, Inc. In the opinion of our management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the Company’s financial position at October 31, 2019, and the results of its operations for the three and nine month months ended October 31, 2019 and October 31, 2018, and its cash flows for the nine months ended October 31, 2019 and 2018. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10‑K, Commission File Number 0‑28132. Operating results for the nine months ended October 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2020.

The Company determined that it has one operating segment and one reporting unit due to the singular nature of our products, product development and distribution process, and customer base as a provider of computer software-based solutions and services for healthcare providers.

All amounts in the condensed consolidated financial statements, notes and tables have been rounded to the nearest thousand dollars, except share and per share amounts, unless otherwise indicated. Certain amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Immaterial Correction of Errors

In connection with the preparation of the Company’s financial statements for the third quarter ended October 31, 2019, the Company discovered certain errors in “Capitalized software development costs” and related amortization expense for previous periods.  The errors resulted from (i) assets that did not begin to be amortized timely, and (ii) an incorrect method of amortizing the assets.

The assets that did not begin amortizing timely resulted from an administrative error, while the incorrect method of amortization was related to a misapplication of GAAP.  Certain general release documentation was not prepared timely, and distributed, and, accordingly, the Company did not place certain enhancements into service and begin amortization.

Further, the Company has corrected its underlying financial records to utilize the “carry-over” method for amortizing capitalized software development cost.  Under the “carry-over” method, the costs of the enhancements are added to the unamortized costs of the previous version of the product and the combined amount is amortized over the remaining useful life of the product. Including unamortized cost of the original product with the cost of the enhancement for purposes of applying the net realizable value test and amortization provisions is consistent with accounting guidance for software companies that improve their software and discontinue selling or marketing the older versions.  While this method reduced amortization of the underlying assets, the Company’s evaluation of  the net book value of the underlying software development assets in relation to  net realizable value and future cash flows each period ensured the carrying value was not in excess of the net realizable value of a solution for any period. Further, in accordance with guidance for software companies under ASC 985, the Company ensures that amortization is the greater of (i) the ratio of the software product’s current gross revenues to the total of current and expected gross revenues or (ii) straight-line over the remaining economic useful life of the software. The Company continues to monitor its estimated useful life on the underlying products, taking into consideration the product, the market and the industry.

The two corrections relating to the amortization of capitalized software development costs off-set one another in certain previous periods.  Additionally, the differences between (i) the amounts calculated, as adjusted for these corrections, and (ii) the amount recorded in previous periods substantially self-corrected by the end of the third quarter, October 31, 2019.

The Company, in consultation with the Audit Committee of the Board of Directors, evaluated the effect of these adjustments on the Company’s financial statements under Accounting Standards Codification (“ASC”) 250: Accounting Changes and Error Corrections and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined it was not necessary to restate its previously issued financial statements, or unaudited interim period financial statements, because the errors did not materially misstate any previously issued financial statements and the correction of the errors in the current fiscal year is also not material. The Company looked at both quantitative and qualitative characteristics of the required corrections.

The net impact of these errors resulted in a $214,000 and $532,000 understatement of amortization expense for capitalized software development costs for the three- and nine-month periods ended October 31, 2019, respectively. The Company’s previously reported amortization expense for capitalized software development costs was misstated by the following amounts:

Overstatement /
(Understatement) of
Period	Amortization Expense
Prior to fiscal year ended January 31, 2019	$532,000
Three months ended April 30, 2019	$(153,000)
Three months ended July 31, 2019	$(165,000)

Capitalized Software Development Costs

Software development costs for software to be sold, leased, or marketed are accounted for in accordance with ASC 985‑20, Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and design phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is included in Cost of system sales on the Condensed Consolidated Statements of Operations. Annual amortization is measured at the greater of a) the ratio of the software product’s current gross revenues to the total of current and expected gross revenues or b) straight-line over the remaining economic life of the software (typically three to five years).  Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination.  Capitalized software development costs for software to be sold, leased, or marketed, net of accumulated amortization, totaled $3,470,000 and $2,921,000 as of October 31, 2019 and January 31, 2019, respectively.

Internal-use software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software.  The costs incurred in the preliminary stages of development are expensed as research and development costs as incurred. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software (typically three to five years). Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Amortization expense related to capitalized internal-use software development costs is included in Cost of software as a service on the Condensed Consolidated Statements of Operations.  Capitalized software development costs for internal-use software, net of accumulated amortization, totaled $4,153,000 and $2,565,000 as of October 31, 2019 and January 31, 2019, respectively.

The estimated useful lives of software (including software to be sold and internal-use software) are reviewed frequently and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades and/or enhancements to the existing functionality.  The Company reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of our long-term debt approximates fair value since the variable interest rates being paid on the amounts approximate the market interest rate. Long-term debt is classified as Level 2. There were no transfers of assets or liabilities between Levels 1, 2, or 3 as of October 31, 2019 or January 31, 2019.

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

		Quoted Prices in	Significant Other	Significant
	Total Fair	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At October 31, 2019
Royalty liability (1)	$953,000	$—	$—	$953,000

At January 31, 2019
Royalty liability (1)	$905,000	$—	$—	$905,000

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

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

If we determine that we have not satisfied a performance obligation, we will defer recognition of the revenue until the performance obligation is deemed to be satisfied. Maintenance and support and SaaS agreements are generally non-

cancelable or contain significant penalties for early cancellation, although clients typically have the right to terminate their contracts for cause if we fail to perform material obligations. However, if non-standard acceptance periods, non-standard performance criteria, or cancellation or right of refund terms are required, revenue is recognized upon the satisfaction of such criteria.

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

Maintenance and Support Services

Our maintenance and support obligations include multiple discrete performance obligations, with the two largest being unspecified product upgrades or enhancements, and technical support, which can be offered at various points during a contract period. We believe that the multiple discrete performance obligations within our overall maintenance and support obligations can be viewed as a single performance obligation since both the unspecified upgrades and technical support are activities to fulfill the maintenance performance obligation and are rendered concurrently. Maintenance and support agreements entitle clients to technology support, version upgrades, bug fixes and service packs. We recognize maintenance and support revenue ratably over the contract term as this best depicts the access to unspecified upgrades and support provided over time.

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

We defer the direct costs, which include salaries, benefits and contractor fees, for professional services related to SaaS contracts. These deferred costs will be amortized ratably over the identical term as the associated revenues. As of October 31, 2019, and January 31, 2019, we had deferred costs of $210,000 and $251,000, respectively, net of accumulated amortization of $244,000 and $399,000, respectively. Amortization expense of these costs was $45,000 and $91,000 for the three months ended October 31, 2019 and 2018, respectively, and $150,000 and $193,000 for the nine months ended October 31, 2019 and 2018, respectively.

Audit Services

Audit services are a separate performance obligation. We recognize revenue over time as the services are performed.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Nine Months Ended October 31, 2019
	Recurring Revenue	Non-recurring Revenue	Total
Systems sales	$27,000	$1,019,000	$1,046,000
Professional services	—	1,615,000	1,615,000
Audit services	—	1,266,000	1,266,000
Maintenance and support	8,537,000	—	8,537,000
Software as a service	3,474,000	—	3,474,000
Total revenue:	$12,038,000	$3,900,000	$15,938,000

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract. Our contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the nine-month period ended October 31, 2019 we recognized $6,244,000 in revenue from deferred revenues outstanding as of January 31, 2019.

Transaction price allocated to the remaining performance obligations

Revenue allocated to remaining performance obligations represents contracted revenue that will be recognized in future periods, which is comprised of deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Revenue allocated to remaining performance obligations was $24 million as of October 31, 2019, of which the Company expects to recognize approximately 70% over the next 12 months and the remainder thereafter.

Deferred commissions costs (contract acquisition costs)

Contract acquisition costs, which consist of sales commissions paid or payable, are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial and renewal contracts are deferred and then amortized on a straight-line basis over the contract term. As a practical expedient, we expense sales commissions as incurred when the amortization period of related deferred commission costs would have been one year or less.

Deferred commissions costs paid and payable, which are included on the condensed consolidated balance sheets within prepaid and other current assets and other non-current assets totaled $155,000 and $319,000, respectively, as of October 31, 2019. For the three- and nine-month periods ended October 31, 2019, $95,000 and $150,000, respectively, in amortization expense associated with sales commissions was included in selling, general and administrative expenses on the condensed consolidated statements of operations. There were no impairment losses for these capitalized costs for the three- and nine-months ended October 31, 2019 and 2018.

Equity Awards

We account for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite vesting period. We incurred total compensation expense related to stock-based awards of $290,000 and $125,000 for the three months ended October 31, 2019 and 2018, respectively, and $719,000 and $492,000 for the nine months ended October 31, 2019 and 2018, respectively.

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

We periodically issue restricted stock awards in the form of our common stock. The fair value of these awards is based on the market closing price per share on the date of grant. We expense the compensation cost of these awards as the restriction period lapses, which is typically a one- to four-year service period to the Company. During the third quarter ended October 31, 2019, the Company awarded 50,000 shares of restricted stock to its President and Chief Executive Officer that vested immediately, in addition to a performance award of 100,000 shares of restricted stock that will vest based upon the fulfillment of certain predetermined revenue growth percentage targets that will be assessed at July 31, 2020.

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

We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. We believe we have appropriately accounted for any uncertain tax positions. The Company has recorded $296,000 and $275,000 in reserves for uncertain tax positions and corresponding interest and penalties as of October 31, 2019 and January 31, 2019, respectively.

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

Net Earnings (Loss) Per Common Share

The Company presents basic and diluted earnings per share (“EPS”) data for our common stock. Our Series A Convertible Preferred Stock are considered participating securities under ASC 260, Earnings Per Share (“ASC 260”) which means the security may participate in undistributed earnings with common stock. The holders of the Series A Convertible Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends, other than dividends in the form of common stock. In accordance with ASC 260, the Company is required to use the two-class method when computing EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period (with the exception of the gain on the redemption of our Series A Convertible Preferred Stock, which was allocated in its entirety to the common stock).

Our unvested restricted stock awards are considered non-participating securities because holders are not entitled to non-forfeitable rights to dividends or dividend equivalents during the vesting term. In accordance with ASC 260, securities are deemed not to be participating in losses if there is no obligation to fund such losses. The Series A Convertible Preferred Stock does not participate in losses, and as a result, the Company does not allocate losses to these securities in periods of loss. Diluted EPS for our common stock is computed using the more dilutive of the two-class method or the “if-converted” and treasury stock methods. See Note 5 for further discussion of the redemption of our Series A Convertible Preferred Stock.

The following is the calculation of the basic and diluted net loss per share of common stock:

	Three Months Ended
	October 31, 2019	October 31, 2018
Net loss	$(164,000)	$(678,000)
Add: redemption of Series A Convertible Preferred Stock	4,894,000	—
Net income (loss) attributable to common shareholders	4,730,000	(678,000)
Weighted average shares outstanding - Basic (1)	21,598,146	19,655,882
Effect of dilutive securities - Stock options, Restricted stock and Series A Convertible Preferred Stock (2)	—	—
Weighted average shares outstanding - Diluted	21,598,146	19,655,882
Basic net income (loss) per share of common stock	$0.22	$(0.03)
Diluted net loss per share of common stock	$(0.01)	$(0.03)

	Nine Months Ended
	October 31, 2019	October 31, 2018
Net loss	$(459,000)	$(2,768,000)
Add: redemption of Series A Convertible Preferred Stock	4,894,000	—
Net income (loss) attributable to common shareholders	4,435,000	(2,768,000)
Weighted average shares outstanding - Basic (1)	20,435,055	19,495,745
Effect of dilutive securities - Stock options, Restricted stock and Series A Convertible Preferred Stock (2)	—	—
Weighted average shares outstanding - Diluted	20,435,055	19,495,745
Basic net income (loss) per share of common stock	$0.22	$(0.14)
Diluted net loss per share of common stock	$(0.02)	$(0.14)

(1)	Excludes 1,185,918 unvested restricted shares of common stock as of October 31, 2019, which are considered non-participating securities.

(2)

Diluted net loss per share excludes the effect of shares that are anti-dilutive. For the three and nine months ended October 31, 2019, diluted EPS excludes 2,895,464 shares of Series A Convertible Preferred Stock, 938,671 outstanding stock options and 1,185,918 unvested restricted shares of common stock. For the three and nine months ended October 31, 2018, diluted EPS excludes 2,895,464 shares of Series A Convertible Preferred Stock, 1,612,990 outstanding stock options and 2,239,047 unvested restricted shares of common stock.

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

We adopted the new lease standards under ASC 842 on February 1, 2019 using the effective date transition method. This method requires us to recognize an adoption impact as a cumulative-effect adjustment as of the adoption date. Prior period balances were not adjusted upon adoption of this standard. We have elected the group of practical expedients under ASU 2016-02 to forego assessing upon adoption: (1) whether any expired contracts are or contain leases; (2) the lease classification for any existing or expired leases; and (3) any indirect costs that would have qualified for capitalization for any existing leases. The adoption of the new standard resulted in the recording of a right-of-use asset of $175,000 and an operating lease liability of $464,000 as of February 1, 2019. The standard did not materially impact our consolidated results of operations and had no impact on cash flows.

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

Our only operating lease relates to our New York office sublease, which expired in November 2019. In the second quarter of fiscal year 2018, we closed our New York office and subleased the office space for the remaining period of the original lease term. As a result of vacating and subleasing the office, we recorded a $472,000 loss on exit of the operating lease in fiscal year 2018. The associated lease liability reduced the right-of-use asset upon adoption of ASC 842. As of October 31, 2019, the total minimum rentals due to our lessor by us and to be received by us from our sublessee were $48,000 and $24,000, respectively.

As of October 31, 2019, operating lease right-of use assets totaling $17,000 are recorded in Prepaid and other current assets, and the associated lease liability of $48,000 is included in Accrued expenses within the condensed consolidated balance sheets. The Company used a discount rate of 8.0% to determine the lease liability.

Total costs associated with leased assets are as follows:

Three Months Ended October 31, 2019
Operating lease cost	$54,000
Sublease income	(72,000)
Total operating lease income	$(18,000)

Nine Months Ended October 31, 2019
Operating lease cost	$171,000
Sublease income	(216,000)
Total operating lease income	$(45,000)

In the third quarter of fiscal year 2018, we assigned our then current Atlanta office lease that would have expired in November 2022 and entered into a membership agreement to occupy shared office space in Atlanta. As a result of assigning the office lease, we recorded a $562,000 loss on exit of the operating lease in the third quarter of fiscal year 2018. The membership agreement does not qualify as a lease under ASC 842 as the owner has substantive substitution rights, therefore the Company recognizes expenses as incurred. See Note 7 – Commitments and Contingencies for further details on our shared office arrangement.

NOTE 4 — DEBT

Term Loan and Line of Credit

During October 2019 the Company entered into a sixth amendment to its Credit Agreement (the “Sixth Amendment”) with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto. Pursuant to the terms of the Sixth Amendment, the Company received consent to proceed with the redemption of the Series A Convertible Preferred Stock. Amounts outstanding under the Credit Agreement continued to bear interest at either LIBOR or the base rate, as elected by the Company, plus an applicable margin, plus, after the effective date of the amendment to the Credit Agreement entered into as of September 11, 2019 (the “Fifth Amendment”), a “paid in kind” rate, or PIK Rate, of 2.75%.

Subject to the Company’s leverage ratio, pursuant to the terms of the amendment to the Credit Agreement entered into as of April 15, 2015, the applicable LIBOR rate margin varied from 4.25% to 6.25%, and the applicable base rate margin varied from 3.25% to 5.25%. The original term loan and line of credit maturity date of May 21, 2020 was extended to August 21, 2020. Additionally, the Credit Agreement, as amended by the Fifth Amendment, requires the payment of certain other fees and expenses, including (a) an amendment fee of up to $200,000 ($50,000 per quarter) and (b) consulting costs of approximately $100,000.

The Sixth Amendment reduced the Company’s capacity on the existing revolving credit from $5,000,000 to $1,500,000, subject to other restrictions as described herein.

The Credit Agreement, as amended, included customary financial covenants, including the requirements that the Company maintain minimum liquidity and achieve certain minimum EBITDA levels (as defined in the Credit Agreement), among other covenants, including a requirement that the Company refrain from paying dividends on the common and any preferred stock. In addition, the Credit Agreement, as amended by the Fifth Amendment, required that the Company (i) engage a consultant for purposes of preparing a budget to be shared with the administrative agent and to be adhered to by the Company and other financial information requested by the administrative agent, (ii) enter into amendments to the Company’s licensing agreements with Montefiore, (iii) pursue a refinancing transaction for purposes of satisfying its obligations under the Credit Agreement, and in connection therewith, achieve certain refinancing milestones and provide the administrative agent with certain deliverables, information and access to its personnel and records, and (iv) on or before October 15, 2019, provide evidence of a common equity contribution of no less than $1,500,000.

Pursuant to the terms of the Credit Agreement, as amended by the Sixth Amendment, the Company was required to maintain minimum liquidity of at least $1,000,000 at all times.

The following table shows our minimum monthly (“Bank EBITDA”) defined as Adjusted EBITDA, less capitalized software development costs for the applicable period, covenant thresholds, as modified by the Fifth Amendment:

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

As of October 31, 2019, the Company had no borrowings under the revolving line of credit, and had accrued $17,000 in interest and unused line fees. Based upon the borrowing base formula set forth in the Credit Agreement, as of October 31, 2019, the Company had access to the full amount of the $1,500,000 revolving line of credit.

As described in Note 9, the Company entered into the Loan and Security Agreement with Bridge Bank and into a definitive asset purchase agreement with Hyland Healthcare, who will acquire certain assets of and assume certain identified liabilities of the Company’s legacy Enterprise Content Management business (the “ECM Business”) upon the satisfaction of certain customary closing conditions, including the receipt of approval of the Company’s stockholders. Under the terms of the Loan and Security Agreement, the Company must prepay the Term Advance (as defined under the Loan and Security Agreement) from all available proceeds of the sale of the ECM Business. As such, the Company is required and will have both the intent and ability to repay its term loan and, accordingly, has reclassified the term loan from non-current to current.

Outstanding principal balances on debt consisted of the following at:

	October 31, 2019	January 31, 2019
Line of Credit	$—	$—
Term loan	3,582,000	4,030,000
Total	3,582,000	4,030,000
Deferred financing cost	(110,000)	(82,000)
Total	3,472,000	3,948,000
Less: Current portion	(3,472,000)	(597,000)
Non-current portion of debt	$—	$3,351,000

NOTE 5 — CONVERTIBLE PREFERRED STOCK

Redemption of Series A Convertible Preferred Stock

On October 16, 2019, the Company issued 9,473,691 shares of common stock in consideration for aggregate proceeds of $9,663,000 in a private placement transaction. Each share of common stock was sold to the purchasers at $1.02 per share. The proceeds from the sale of common stock were used to redeem all 2,895,464 outstanding shares of Series A Convertible Preferred Stock, which were redeemed for a redemption price equal to $2.00 per share for a total redemption payment of $5,813,000 including $22,000 of direct costs associated with the redemption.

Pursuant to the guidance in ASC 260-10-S99-2 for redemptions of preferred stock, the Company compared the difference between the carrying amount of the Series A Convertible Preferred Stock, net of issuance costs, of $8,686,000 to the fair value of the consideration transferred of $5,813,000, which was reduced by the commitment date intrinsic value of the conversion option since the redemption included the reacquisition of a previously recognized beneficial conversion feature of $2,021,000 and added this difference to net income to arrive at income available to common stockholders in the calculation of basic earnings per share. As the carrying value of the Series A Convertible Preferred Stock was $8,686,000 on the date of redemption, the Company reflected the resulting return from the preferred stockholders of $4,894,000 as an adjustment to net income (loss) attributable to common stockholders in the Company’s basic and diluted EPS calculations for the three and nine months ended October 31, 2019.

Balance at January 31, 2019	$8,686,000
Redemption of Series A Convertible Preferred Stock	(5,791,000)
Fees paid for redemption of Series A Convertible Preferred Stock	(22,000)
Previously recognized beneficial conversion feature	2,021,000
Return from the preferred stockholders	$4,894,000

See Note 2 for the Company’s basic and diluted EPS calculations.

NOTE 6 — INCOME TAXES

Income tax expense consists of federal, state and local tax provisions. For the nine months ended October 31, 2019 and 2018, we recorded federal tax expense of zero. For the nine months ended both October 31, 2019 and 2018, we recorded state and local tax expense of $16,000.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

In fiscal year 2018, the Company entered into a membership agreement to occupy shared office space in Atlanta, Georgia. Our new shared office arrangement commenced upon taking possession of the space and ends in November 2020. Fees due under the membership agreement are based on the number of contracted seats and the use of optional office services. As of October 31, 2019, minimum fees due under the shared office arrangement totaled $160,000.

Royalty Liability

On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15‑year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, we paid Montefiore a one-time initial base royalty fee of $3,000,000. Additionally, we originally committed that Montefiore would receive at least an additional $3,000,000 of on-going royalty payments related to future sublicensing of CLG by us within the first six and one-half years of the license term. On July 1, 2018, we entered into a joint amendment to the Royalty Agreement and the existing Software License and Support Agreement with Montefiore to modify the payment obligations of the parties under both agreements. According to the modified provisions, our obligation to pay on-going royalties under the Royalty Agreement was replaced with the obligation to (i) provide maintenance services for 24 months and waive associated maintenance fees, and (ii) pay $1,000,000 in cash by July 31, 2020. As a result of the commitment to fulfill a portion of our obligation by providing maintenance services at no cost, the royalty liability was significantly reduced, with a corresponding increase to deferred revenues. As of October 31, 2019, we had $552,000 in deferred revenues associated with this modified royalty liability. The fair value of the royalty liability as of October 31, 2019 was determined based on the amount payable in cash. As of October 31, 2019 and January 31, 2019, the present value of this royalty liability was $953,000 and $905,000, respectively.

NOTE 8 — RELATED PARTY TRANSACTIONS

In the second quarter of fiscal year 2019, in connection with the appointment of Wyche T. “Tee” Green, III, Chairman of the Board of the Company and Chairman and Chief Executive Officer of 121G, LLC (“121G”), as interim President and Chief Executive Officer of the Company, we entered into a consulting agreement with 121G Consulting, LLC (“121G Consulting”), an affiliate of 121G, to provide an assessment of the Company’s innovation and growth teams and strategies and to develop a set of prioritized recommendations to be consolidated into a strategic plan for the Company’s leadership team. The term of the agreement is three months (through October 2019), and 121G Consulting is expected to receive approximately $100,000 for services rendered under the consulting agreement, as well as reasonable and documented travel and other expenses incurred by 121G Consulting in rendering its services, which were approved by the Company’s Audit Committee of the Board of Directors.

For the three-month and nine-month periods ended October 31, 2019, consulting fees incurred and payable to 121G Consulting totaled $116,000 and $121,000, respectively, and were included in executive transition cost on the condensed consolidated statements of operations.

NOTE 9 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after October 31, 2019 and based on our evaluation we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements, except for the following.

Loan and Security Agreement with Bridge Bank. On December 11, 2019, the Company entered into a new Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, consisting of a $4,000,000 Term Loan and a $2,000,000 Revolving Credit Facility. The proceeds from the term loan were used to repay all outstanding balances under its existing term loan with Wells Fargo Bank. Amounts outstanding under the new Term Loan shall bear interest at a per annum rate equal to the higher of (a) the Prime Rate (as published in The Wall Street Journal) plus 1.50% or (b) 6.50%. Under the terms of the Loan and Security Agreement the Company shall make interest-only payments through the twelve-month anniversary date after which the Company shall repay the new Term Loan in thirty-six equal and consecutive installments of principal, plus monthly payments of accrued interest.

The new Revolving Credit Facility has a maturity date of twenty-four months and advances shall bear interest at a per annum rate equal to the higher of (a) the Prime Rate (as published in The Wall Street Journal) plus 1.25% or (b) 6.25%. The Revolving Credit Facility can be advanced based upon 80% of eligible accounts receivable, as defined in the Loan and Security Agreement.

Upon closing and funding of the sale of the ECM Business (see below), the Company is required to repay the Term Loan, however, the Company will continue to have access to the Revolving Credit Facility.  The Company has classified the prior term loan from Wells Fargo, as current as of October 31, 2019, because of its intent and ability to pay the replacement Term Loan, in full, on or before, a twelve month period extending from the October 31, 2019 balance sheet date.

The Loan and Security Agreement, as amended, includes financial covenants, including requirements that the Company maintain a minimum asset coverage ratio and certain other financial covenants, including requirements that the Company shall not deviate by more than fifteen percent its revenue projections over a trailing three-month basis or the Company’s recurring revenue shall not deviate by more than twenty percent over a cumulative year-to-date basis of its revenue projections. In addition, beginning on December 31, 2019, the Company’s Bank EBITDA, measured on a monthly basis over a trailing three-month period then ended, shall not deviate by the greater of thirty percent its projected Bank EBITDA or $150,000. The agreement also requires the Company to maintain a minimum Asset Coverage Ratio. The Asset Coverage Ratio is determined based on the ratio of unrestricted cash plus certain accounts that arise in the ordinary course the Company’s business divided by all outstanding obligations to the bank. Pursuant to the terms of the new Loan and Security Agreement, the Company is required to maintain a minimum Asset Coverage Ratio of at least 0.75 to 1.00 from December 31, 2019 through November 30, 2020 and a minimum Asset Coverage Ratio of at least 1.50 to 1.00 each month thereafter.

The foregoing discussion regarding the Loan and Security Agreement does not purport to be complete and is qualified in its entirety by reference to the Loan and Security Agreement itself, which has been filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

Wells Fargo Credit Agreement. In connection with entering into the Loan and Security Agreement discussed above, the Company terminated the Credit Agreement, dated November 21, 2014, by and among Wells Fargo Bank, National Association, a banking association, as administrative agent for the Lenders (as defined thereunder), the Lenders, the Company, and Streamline Health, Inc., an Ohio corporation and wholly-owned subsidiary of the Company, as amended from time to time, effective December 11, 2019, and repaid all outstanding amounts due thereunder.

Sale of ECM Business. On December 17, 2019, the Company entered into a definitive asset purchase agreement with Hyland Software, Inc. (the “Purchase Agreement”) who is acquiring the  assets of and certain identified liabilities of the Company’s ECM Business. The purchase price for the transaction is $16 million, subject to certain adjustments for customer prepayments as set forth in the Purchase Agreement.

The Purchase Agreement and related transactions remain subject to approval of the stockholders of the Company, and is the transaction anticipated to close no later than March 31, 2020.

The foregoing discussion regarding the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement itself, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which was filed with the SEC on December 18, 2019.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Report and in other materials we file with the SEC or otherwise make public. In this Report, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue, income, receivables, backlog, client attrition, acquisitions and other growth opportunities, sources of funding operations and acquisitions, the integration of our solutions, the performance of our channel partner relationships, the sufficiency of available liquidity, research and development, and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part II, Item 1A, and the other cautionary statements in other documents we file with the SEC, including the following:

•	competitive products and pricing;
•	product demand and market acceptance;
•	entry into new markets;
•	new product and services development and commercialization;
•	key strategic alliances with vendors and channel partners that resell our products;
•	uncertainty in continued relationships with clients due to termination rights;
•	our ability to control costs;
•	availability, quality and security of products produced and services provided by third-party vendors;
•	the healthcare regulatory environment;
•	potential changes in legislation, regulation and government funding affecting the healthcare industry;
•	healthcare information systems budgets;
•	availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems;
•	the success of our relationships with channel partners;
•	fluctuations in operating results;
•	our future cash needs;
•	the consummation of resources in researching acquisitions, business opportunities or financings and capital market transactions;
•	the failure to adequately integrate past and future acquisitions into our business;
•	our ability to complete the sale of the ECM Business;
•	critical accounting policies and judgments;
•	changes in accounting policies or procedures as may be required by the FASB or other standard-setting organizations;
•	changes in economic, business and market conditions impacting the healthcare industry and the markets in which we operate;

•	our ability to maintain compliance with the terms of our credit arrangements; and
•	our ability to maintain compliance with the continued listing standards of The NASDAQ Capital Market.

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

Results of Operations

Revenues

	Three Months Ended
(in thousands):	October 31, 2019	October 31, 2018	Change	% Change
Systems sales:
Proprietary software - perpetual license	$636	$—	$636	100%
Term license	—	231	(231)	(100)%
Hardware and third-party software	32	78	(46)	(59)%
Professional services	626	577	49	8%
Audit services	517	234	283	121%
Maintenance and support	2,827	3,051	(224)	(7)%
Software as a service	1,150	1,198	(48)	(4)%
Total Revenues	$5,788	$5,369	$419	8%

	Nine Months Ended
(in thousands):	October 31, 2019	October 31, 2018	Change	% Change
System sales:
Proprietary software - perpetual license	$936	$1,243	$(307)	(25)%
Term license	27	397	(370)	(93)%
Hardware and third-party software	83	187	(104)	(56)%
Professional services	1,615	1,086	529	49%
Audit services	1,266	841	425	51%
Maintenance and support	8,537	9,577	(1,040)	(11)%
Software as a service	3,474	3,570	(96)	(3)%
Total Revenues	$15,938	$16,901	$(963)	(6)%

Proprietary software and term licenses — Proprietary software revenue recognized for the three months ended October 31, 2019 increased by $636,000 and decreased by $307,000 for the nine months ended October 31, 2019, over the prior comparable periods. As previously reported, perpetual license sales are less predictable, from a timing standpoint, than other solutions sold by the Company.   This decrease for the nine months ended October 31, 2019 is attributable to a large perpetual license sale of our Abstracting™ solution in the first quarter of fiscal year 2018.  The Company is able to influence sales of these products; however, the timing can be difficult to manage as sales result from our distribution partners or, from existing customers adding licenses.  Accordingly, we have less control over the timing of contract close for perpetual licenses. Term license revenue recognized for the three and nine months ended October 31, 2019 decreased by $231,000 and $370,000, respectively, over the prior comparable periods due to lost customers.

Hardware and third-party software — Revenue from hardware and third-party software sales for the three and nine months ended October 31, 2019 decreased by $46,000 and $104,000, respectively, over the prior comparable periods.

Fluctuations from period to period are a function of client demand for ancillary scanners and copiers supporting the Company’s ECM Business.

Professional services — For the three and nine-month periods ended October 31, 2019, revenues from professional services increased by $49,000 and $529,000, respectively, from the prior comparable periods. This increase in professional services revenue is primarily due to the timing of completion of a several, large, professional services agreements.   The Company had previously re-assigned certain professional staff to support the success of eValuator.  However, the Company was able to return these staff to billable projects in the first quarter of fiscal year 2019, resulting in higher professional services revenue for the three and nine-months ended October 31, 2019 over the prior comparable period.

Audit services — Audit services revenue for the three and nine months ended October 31, 2019 increased by $283,000 and $425,000, respectively, over the prior comparable periods.  The Company realized higher demand for audit services in the fourth quarter of 2018, and that higher demand has continued through the first nine months of 2019.   The Company’s expertise, demonstrated and supported by eValuator, and the fact that our professional staff is onshore is believed to be a competitive advantage with regard to the audit services provided by the Company. The Company continues to expect higher volumes of audit services throughout the remainder of 2019.

Maintenance and support — Revenue from maintenance and support for the three and nine months ended October 31, 2019 decreased by $224,000 and $1,040,000, respectively, over the prior comparable periods. The decrease is primarily due to pricing pressure and cancellations by certain customers of our legacy products, primarily enterprise content management (ECM). The customer pricing difference and rate of customer cancellations has not exceeded the Company’s budget for fiscal year 2019.  The Company has worked the last 18 months to negotiate multi-year agreements on the majority of its current maintenance and support contracts comprising its current, legacy revenue base. This has had the impact of lowering revenues in exchange for longer, sustained revenue. The lower quarterly revenues, as compared to quarterly revenues in the prior year, will continue throughout fiscal 2019.

Software as a Service (SaaS) — Revenue from SaaS for the three and nine months ended October 31, 2019 decreased by $48,000 and $96,000, respectively from the prior comparable periods. This decrease resulted from cancellations by a few customers of our legacy products, primarily our financial management software. The growth in eValuator revenue overcame a portion of the revenue loss from financial management. The Company is expecting net revenue growth as eValuator is expected to overcome any loss of revenue from financial management software in the first quarter of fiscal year 2020.   The Company expects the recent bookings of eValuator to positively impact revenue into the first quarter of fiscal year 2020.

Cost of Sales

	Three Months Ended
(in thousands):	October 31, 2019	October 31, 2018	Change	% Change

Cost of systems sales	$135	$223	$(88)	(39)%
Cost of professional services	493	675	(182)	(27)%
Cost of audit services	325	323	2	1%
Cost of maintenance and support	453	506	(53)	(10)%
Cost of software as a service	356	207	149	72%
Total cost of sales	$1,762	$1,934	$(172)	(9)%

	Nine Months Ended
(in thousands):	October 31, 2019	October 31, 2018	Change	% Change

Cost of system sales	$391	$763	$(372)	(49)%
Cost of professional services	1,616	2,079	(463)	(22)%
Cost of audit services	949	1,017	(68)	(7)%
Cost of maintenance and support	1,275	1,720	(445)	(26)%
Cost of software as a service	936	805	131	16%
Total cost of sales	$5,167	$6,384	$(1,217)	(19)%

The decrease in overall cost of sales for the three and nine months ended October 31, 2019 from the comparable prior periods is primarily due to the reduction in depreciation and amortization as well as a reduction in client support personnel costs.  As previously disclosed, the Company has lower depreciation and amortization due to certain assets being fully amortized and impairments of certain assets from previous quarters. Further, for the third quarter of fiscal year 2019, the Company had a net reduction in capitalized software development amortization expense of approximately $214,000 related to a correction of an immaterial error (See Note 2).

Cost of system sales includes amortization and impairment of capitalized software expenditures and the cost of third-party hardware and software. The decrease in expense for the three and nine-month periods ended October 31, 2019 from the comparable prior periods was primarily due to the reduction in amortization of capitalized software costs as a result of assets becoming fully amortized, including our internally developed software.

The cost of professional services includes compensation and benefits for personnel and related expenses. The decrease in expense for the three and nine-month periods from the prior comparable periods is primarily due to the decrease in professional services related to SaaS implementations, for which costs are deferred and amortized ratably over the estimated life of the SaaS customer relationship.  The Company is benefiting from the effort required to implement SaaS related engagements as compared to the legacy on-premise software implementations. On-premise implementations, as was the case with legacy software products implementations, took longer and involved more cost.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. The increase in the cost associated with the three-month period ended October 31, 2019 is related to the increased volumes (and increased revenue) from the comparable period a year ago.   The decrease in expense for the nine-month period ended October 31, 2019 is attributed to the reduction in personnel.  The Company’s audit services personnel utilize eValuator and it is believed that the product makes them more productive and efficient.

The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The decrease in expense for the three- and nine-month periods ended October 31, 2019 was primarily due to a decrease in personnel costs and a reduction in third-party maintenance contracts.  The lower cost associated with these reductions are expected to benefit the remainder of fiscal year 2019, and beyond.

The cost of SaaS solutions is relatively fixed, subject to inflation for the goods and services it requires. The expense for the three- and nine-month periods ended October 31, 2019 was slightly higher, as a result of higher amortization cost of capitalized software development, as compared to the previous periods. This is a different trend from the Company’s capitalized software development amortization trends overall, and for the Company’s other product categories.  The higher amortization for the Company’s SaaS products (the different trend) is a result of the amount of investment that the Company is putting into its newest product, eValuator.

Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	October 31, 2019	October 31, 2018	Change	% Change
General and administrative expenses	$1,609	$1,613	$(4)	(0)%
Sales and marketing expenses	1,191	779	412	53%
Total selling, general, and administrative expense	$2,800	$2,392	$408	17%

	Nine Months Ended
(in thousands):	October 31, 2019	October 31, 2018	Change	% Change
General and administrative expenses	$4,869	$5,314	$(445)	(8)%
Sales and marketing expenses	2,876	2,846	30	1%
Total selling, general, and administrative expense	$7,745	$8,160	$(415)	(5)%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The decrease in general and administrative expenses for the three and nine-months ended October 31, 2019 from the comparable prior periods is primarily attributed to a reduction in facility costs, bad debt expense and amortization of intangible assets.  The Company continues to realize a benefit from lower facility costs as compared to the same period in the prior year.  In the third quarter of fiscal year 2019, however, some of those savings were absorbed by higher share-based compensation, costs for professional services (financial and legal), and certain transaction costs.  We previously disclosed the Company’s reduction in facility costs due to relocation of the corporate headquarters in Atlanta, Georgia and subleasing of the New York City office.  The Company expects to continue to see less of this benefit in comparison to prior years, as the costs in the prior year were beginning to be realized, and the Company continues to expect higher share-based compensation and professional costs through the end of fiscal year 2019.

Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. The increase in sales and marketing expenses include several factors that have been previously reported by the Company, including (i) the appointment of the Company’s Chief Revenue Officer, a senior-level sales operations leader, and additional members of the Company’s Advisory Board, , (ii) payments to sales agents, and (iii) costs related to the share-based compensation expense incurred in connection with the appointments referenced in (i), each of which resulted in additional expenses not incurred in prior periods. The Company has re-focused its sales and marketing dollars.  The targeted and focused approach has resulted in dollars that have a higher return. Higher levels of sales and marketing costs should be expected as we continue to move toward velocity driven, entrepreneurial growth trajectory.

Research and Development

	Three Months Ended
(in thousands):	October 31, 2019	October 31, 2018	Change	% Change
Research and development expense	$726	$1,026	$(300)	(29)%
Plus: Capitalized research and development cost	852	759	93	12%
Total research and development cost	$1,578	$1,785	$(207)	(12)%

	Nine Months Ended
(in thousands):	October 31, 2019	October 31, 2018	Change	% Change
Research and development expense	$2,385	$3,302	$(917)	(28)%
Plus: Capitalized research and development cost	2,730	2,288	442	19%
Total research and development cost	$5,115	$5,590	$(475)	(8)%

Research and development cost consist primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and allocated occupancy expense. Total research and development cost for the three- and nine-month periods ended October 31, 2019 was consistent with that from the prior comparable periods.  The Company has started an initiative to reduce its research and development costs as it focuses on the middle of the revenue cycle products, and no longer focuses on certain legacy products.  The Company continues to evaluate the need for a flatter organization within engineering and to increase velocity and value in the core products offered by the Company.  The Company is spending fewer dollars on maintenance for its legacy products from its engineering group as these products have attained maturity in the marketplace. For the nine months ended October 31, 2019 and 2018, as a percentage of revenues, total research and development costs were 32% and 33%, respectively.

Executive transition cost

	Three Months Ended
(in thousands):	October 31, 2019	October 31, 2018	Change	% Change
Executive transition cost	$481	$—	$481	100%

	Nine Months Ended
(in thousands):	October 31, 2019	October 31, 2018	Change	% Change
Executive transition cost	$621	$—	$621	100%

We recorded $481,000 in cost related to replacing the Company’s CEO in the third quarter of fiscal year 2019.  These costs, which include placement fees, retention bonuses for existing key personnel and certain required consulting costs are expected to total $800,000 for fiscal year 2019.   Each of these costs are directly attributable to the successful placement of our new CEO with the Company.

Loss on exit of operating lease

	Three Months Ended
(in thousands):	October 31, 2019	October 31, 2018	Change	% Change
Loss on exit of operating lease	$—	$562	$(562)	(100)%

	Nine Months Ended
(in thousands):	October 31, 2019	October 31, 2018	Change	% Change
Loss on exit of operating lease	$—	$1,368	$(1,368)	(100)%

In an effort to reduce our operating expenses, we closed our New York office in the second quarter of fiscal year 2018 and subleased the office space for the remaining period of the original lease term, which ends in November 2019. As a result of vacating and subleasing the office, we recorded a $1,368,000 loss on exit of the operating lease in the nine months ended October 31, 2018, which captures the net cash flows associated with the vacated premises, including receipts of rent from our sublessee, and the loss incurred on the disposals of fixed assets.

Other Expense

	Three Months Ended
(in thousands):	October 31, 2019	October 31, 2018	Change	% Change
Interest expense	$(91)	$(106)	$15	(14)%
Miscellaneous expense	(80)	(25)	(55)	220%
Total other expense	$(171)	$(131)	$(40)	31%

	Nine Months Ended
(in thousands):	October 31, 2019	October 31, 2018	Change	% Change
Interest expense	$(239)	$(332)	$93	28%
Miscellaneous expense	(224)	(118)	(106)	(90)%
Total other expense	$(463)	$(450)	$(13)	3%

Interest expense consists of interest and commitment fees on the line of credit, interest on the term loan, and is inclusive of deferred financing cost amortization expense. Interest expense decreased for the three and nine months ended October 31, 2019 from the prior comparable period primarily due to the increase in capitalized interest on our internally developed software. The higher miscellaneous expense for the three and nine-month periods ended October 31, 2019 are a direct result of a one-time finance cost associated with our work to refinance the Company’s debt arrangements.  The Company incurred costs in connection with the refinancing of the debt arrangements, as well as ongoing costs in connection with its existing debt arrangements.  The costs include consulting, legal and administrative cost of the lender associated with the refinancing.  On a quarterly basis, the Company records the valuation adjustment to the Montefiore liability (See Note 7 to consolidated financial statements) through miscellaneous expense.

Provision for Income Taxes

We recorded tax expense for the three months ended October 31, 2019 and 2018 of $12,000 and $2,000 respectively. For the nine months ended October 31, 2019 and 2018 we recorded tax expense of $16,000 and $5,000, respectively. Tax expense is comprised of estimated federal, state and local income tax provisions. The Company has significant net operating loss carryforwards and is not expected to be a federal tax payer in fiscal year 2019.

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

	Three Months Ended		Nine Months Ended
In thousands, except per share data	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Adjusted EBITDA Reconciliation
Net loss	$(164)	$(678)	$(459)	$(2,768)
Interest expense	91	106	239	332
Income tax expense	12	2	16	5
Depreciation	37	87	113	411
Amortization of capitalized software development costs	227	249	644	895
Amortization of intangible assets	138	235	424	705
Amortization of other costs	45	101	150	294
EBITDA	386	102	1,127	(126)
Share-based compensation expense	290	125	719	492
Loss on disposal of fixed assets	—	7	—	5
Non-cash valuation adjustments to assets and liabilities	16	15	48	71
Other non-recurring operating expenses	481	562	562	1,368
Other non-recurring expenses	131	—	205	—
Adjusted EBITDA	$1,304	$811	$2,661	$1,810
Adjusted EBITDA margin (1)	23%	15%	17%	11%

Adjusted EBITDA per Diluted Share Reconciliation
Net income (loss) per common share — diluted	$0.22	$(0.03)	$(0.02)	$(0.14)
Adjusted EBITDA per adjusted diluted share (2)	$0.05	$0.04	$0.11	0.08
Diluted weighted average shares (3)	21,598,146	19,655,882	20,435,055	19,495,745
Includable incremental shares — adjusted EBITDA (4)	2,736,075	2,971,381	2,976,967	3,033,263
Adjusted diluted shares	24,334,221	22,627,263	23,412,022	22,529,008

(1)	Adjusted EBITDA as a percentage of GAAP net revenue.
(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.
(3)	Diluted EPS for our common stock was computed using the if-converted method, which yields the same result as the two-class method.
(4)

The number of incremental shares that would be dilutive under an assumption that the Company is profitable during the reported period, which is only applicable for a period in which the Company reports a GAAP net loss. If a GAAP profit is earned in the reported periods, no additional incremental shares are assumed.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10‑K for the fiscal year ended January 31, 2019. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10‑K for the fiscal year ended January 31, 2019, except as described in Note 2, Correction of Immaterial Errors, and below.

We adopted ASC 842 on February 1, 2019 using the effective date transition method. This method requires us to recognize an adoption impact as a cumulative-effect adjustment to the February 1, 2019 retained earnings balance. Prior period balances were not adjusted upon adoption this standard. The standard requires that leased assets and corresponding lease liabilities be recognized within the consolidated balance sheets as right-to-use assets and operating or financing lease liabilities. Please refer to Note 3, “Leases”, to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10‑Q for additional information regarding the impact of adoption.

Liquidity and Capital Resources

Our liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. Our primary cash requirements include regular payment of payroll and other business expenses, capital expenditures, and principal and interest payments on debt. Capital expenditures generally include computer hardware and computer software to support internal development efforts or infrastructure in the SaaS data center. Operations are funded with cash generated by operations and borrowings under our credit arrangements. The Company believes that cash flows from operations and available credit arrangements are adequate to fund current obligations for the next twelve months. Cash and cash equivalent balances at October 31, 2019 and January 31, 2019 were $1,220,000 and $2,376,000, respectively. The decrease in cash during the current fiscal period is primarily the result of normal seasonality on the timing of our large maintenance invoices that are invoiced to customers and paid in the fourth quarter every year.  See additional discussion below.  There can be no assurance the Company will be able to raise the capital required to fund further expansion.

As discussed in Note 9, in connection with entering into the Loan and Security Agreement, the Company terminated the Credit Agreement, effective December 11, 2019, and repaid all outstanding amounts due thereunder. Prior to its termination, the Company had liquidity through the Credit Agreement, which is described in more detail in Note 4 to our condensed consolidated financial statements included herein. In order to draw upon the revolving line of credit, the Company’s primary operating subsidiary was required to comply with customary information delivery and financial covenants, including the requirement that the Company maintain minimum liquidity of at least $1,000,000. The Credit Agreement also required that the Company achieve certain minimum EBITDA levels, calculated pursuant to the Credit Agreement and measured, at all times prior to the effective date of the Fifth Amendment, on a quarter-end basis, of at least the required amounts in the relevant table set forth in Note 4 to our condensed consolidated financial statements included in Part I, Item 1 herein for the applicable period set forth therein.

The Company has continuing liquidity through its new Loan and Security Agreement entered into on December 11, 2019 with Bridge Bank, a division of Western Alliance Bank, consisting of a $4,000,000 new Term Loan and a $2,000,000 new Revolving Credit Facility, see Note 9. The proceeds from the term loan were used to repay all outstanding balances under its existing term loan with Wells Fargo Bank. Amounts outstanding under the new Term Loan shall bear interest at per annum rate equal to the higher of (a) the Prime Rate (as published in The Wall Street Journal) plus 1.50% or (b) 6.50%. Under the terms of the Loan and Security Agreement the Company shall make interest-only payments through the twelve-month anniversary date after which the Company shall repay the new Term Loan in thirty-six equal and consecutive installments of principal, plus monthly payments of accrued interest.  The new Revolving Credit Facility has a maturity date of twenty-four months and advances shall bear interest at a per annum rate equal to the higher of (a) the Prime Rate (as published in The Wall Street Journal) plus 1.25% or (b) 6.25%. The Revolving Line of Credit Facility can be advanced based upon 80% of eligible accounts receivable, as defined in the Loan and Security Agreement.

The Loan and Security Agreement, as amended, includes financial covenants, including requirements that the Company maintain a minimum asset coverage ratio and certain other financial covenants, including requirements that the Company shall not deviate by more than fifteen percent its revenue projections over a trailing three-month basis or the Company’s recurring revenue shall not deviate by more than twenty percent over a cumulative year-to-date basis of its revenue projections. In addition, beginning on December 31, 2019, the Company’s Adjusted EBITDA, measured on a monthly basis over a trailing three-month period then ended, shall not deviate by the greater of thirty percent its projected Adjusted EBITDA or $150,000. The agreement also requires the Company to maintain a minimum Asset Coverage Ratio.  The Asset Coverage Ratio is determined based on the ratio of unrestricted cash plus certain accounts that arise in the ordinary course the Company’s business divided by all outstanding obligations to the bank. Pursuant to the terms of the new Loan and Security Agreement, the Company is required to maintain a minimum Asset Coverage

Ratio of at least 0.75 to 1.00 from December 31, 2019 through November 30, 2020 and a minimum Asset Coverage Ratio of at least 1.50 to 1.00 each month thereafter.

The Company was in compliance with its applicable loan covenants at October 31, 2019. As of October 31, 2019, there were no outstanding borrowings under its line of credit.

Upon closing and funding of the sale of the ECM Business (see below), the Company is required to repay the Term Loan; however, the Company will continue to have access to the Revolving Credit Facility.  The Company has classified the prior term loan from Wells Fargo, as current as of October 31, 2019, because of its intent and ability to repay the replacement Term Loan, in full, on or before, a twelve-month period extending from the October 31, 2019 balance sheet date.

As discussed in Note 9, the Company signed a definitive agreement to sell its legacy ECM business to and plans to use the proceeds of the sale to pay off its term loan with Bridge Bank and to fund the continuing development and incremental investment in sales and marketing in support of its eValuator™ cloud-based pre- and post-bill coding analysis platform. The closing of the transaction is subject to customary closing conditions, including the approval of the transaction by Streamline Health’s stockholders, and the Company expects the transaction to close no later than March 31, 2020 and expects to receive $9.6 million in cash and cash equivalents after repaying its term loan and transaction fees.

Significant cash obligations

(in thousands)	October 31, 2019	January 31, 2019
Term loan (1)	$3,472	$3,948
Royalty liability (2)	953	905

(1)

Term loan balance is reported net of deferred financing costs of $110,000 and $82,000 as of October 31, 2019 and January 31, 2019, respectively. See Note 4 to the condensed consolidated financial statements for additional information.

(2)	See Note 7 to the condensed consolidated financial statements for additional information.

Operating cash flow activities

	Nine Months Ended
(in thousands)	October 31, 2019	October 31, 2018
Net loss	$(459)	$(2,768)
Non-cash adjustments to net loss	2,031	4,270
Cash impact of changes in assets and liabilities	(2,547)	(2,210)
Net cash provided by operating activities	$(975)	$(708)

The decrease in net cash provided by operating activities is due to the use of cash by the Company to pay liabilities associated with restructuring the office spaces in fiscal year 2018.   Accrued expenses are lower by approximately $400,000 in October 2019 compared with end of fiscal year 2018.  This reflects the payments of the lease obligations, as well as, certain other commitments.

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

The Company has large maintenance contracts that renew in its fourth quarter each year.  The use of cash from operations has been a historical trend, that has continued for fiscal year 2019.  The Company expects these maintenance agreements to be invoiced and collected similarly to years past, and, accordingly, the fourth quarter of fiscal year 2019, is expected to show a substantial cash inflow.

Investing cash flow activities

	Nine Months Ended
(in thousands)	October 31, 2019	October 31, 2018
Purchases of property and equipment	$(51)	$(21)
Proceeds from sales of property and equipment	—	20
Capitalized software development costs	(2,730)	(2,288)
Net cash used in investing activities	$(2,781)	$(2,289)

The increase in cash used for investing activities in the nine months ended October 31, 2019 over the prior comparable period is primarily the result of the increase in capitalized software development costs, which is associated with the higher effort spent on software development projects such as our newest product, eValuator.  See discussion and analysis in “Research and development costs” above.

Financing cash flow activities

	Nine Months Ended
(in thousands)	October 31, 2019	October 31, 2018
Proceeds from issuance of common stock	$9,663	$—
Payments for costs directly attributable to the issuance of common stock	(681)	—
Principal payments on term loan	(448)	(448)
Payments related to settlement of employee shared-based awards	(50)	(62)
Redemption of Series A Convertible Preferred Stock	(5,791)	—
Fees paid for redemption of Series A Convertible Preferred Stock	(22)	—
Payment of deferred financing costs	(73)	—
Other	2	31
Net cash provided by financing activities	$2,600	$(479)

The increase in cash provided by financing activities in the nine months ended October 31, 2019 as compared to the prior year period was primarily the result of issuance of 9,473,691 shares of common stock in consideration for aggregate proceeds of $9,663,000 in a private placement transaction offset by the redemption of all outstanding Series A Preferred Stock. See Note 5 for further discussion of the redemption of our Series A Convertible Preferred Stock.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of October 31, 2019 for reasons described below. Notwithstanding the material weakness described below, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements included in this Form 10-Q are fairly stated, in all material respects, in accordance with GAAP for each of the periods presented herein.

We have advised our Audit Committee of a material weakness in our internal control over financial reporting. The weakness relates to the Company’s accounting for amortization expenses for (i) certain software projects underlying its “Capitalized Software Development costs” by not timely amortizing projects that were completed, and (ii) the application of GAAP on amortization of all the capitalized software development costs, as more thoroughly discussed in Note 2 and below, which resulted in the asset not being appropriately amortized and, accordingly, the corresponding amortization expenses and net Capitalized Software Development costs balance not being correct in the Company’s consolidated financial statements for fiscal years 2017 and 2018 and the first half of fiscal year 2019.

Changes in Internal Control over Financial Reporting

The Company has taken the following actions during the fiscal fourth quarter of 2019 in an attempt to remediate the material weakness described above; (i) implementing a number of additional policies and procedures (ii) improving the communication between the accounting and engineering departments through required meetings (iii) supervisory review of projects to ensure compliance with the new policies and procedures and (iv) periodic reporting to more effectively monitor the status of projects. The additional policies and procedures include but are not limited to; (a) guidelines on completing projects within two sprints under the Company’s processes for engineering, (b) assignment of accountability, and (c) strict policies around placing projects on temporary “HOLD.”

The Company adopted ASC 842 on February 1, 2019, which required management to make changes to our policies and processes and to implement new or modify existing internal controls over financial reporting. This included modifications to our existing internal controls over contract reviews and new controls related to the enhanced disclosure requirements.

Except as set forth above, there were no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On October 25, 2013, we entered into a software license and royalty agreement with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15‑year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Clinical Analytics solution. We originally committed that Montefiore would receive at least an additional $3,000,000 of on-going royalty payments related to future sublicensing of CLG by us within the first six and one-half years of the license term. On July 1, 2018, we entered into an amendment to software license and royalty agreement to modify our payment obligations such that under the modified provisions, our obligation to pay on-going royalties was replaced with the obligation to, among other things, pay $1,000,000 in cash by July 31, 2020. To the extent that cash flow from operations is insufficient to pay this obligation, we may pay all or some of this obligation from, among other things, drawings on our credit arrangement, proceeds from asset sales or the sale of our securities. The payment of this obligation may reduce the amount of proceeds available for acquisitions, negatively impact the value of our common stock and reduce the overall return.

Potential disruptions in the credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows and financial condition.

If internally generated funds are not available from operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Our access to funds under our revolving credit arrangements or pursuant to arrangements with other financial institutions is dependent on the financial institution’s ability to meet funding commitments. Financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience high volumes of borrowing requests from other borrowers within a short period of time.

We must maintain compliance with the terms of our existing credit arrangements or receive a waiver for any non-compliance. The failure to maintain compliance could have a material adverse effect on our ability to finance our ongoing operations and we may not be able to find an alternative lending source if a default occurs.

In November 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and other lenders party thereto. The Credit Agreement included customary financial covenants, including the requirements that the Company maintain certain minimum liquidity and achieve certain minimum EBITDA levels. See Note 9 for further discussion regarding the Company terminating the Credit Agreement, effective December 11, 2019, and entering into the Loan and Security Agreement.

In order to draw upon its revolving line of credit, pursuant to the terms of the Credit Agreement, the Company was required to comply with customary information delivery and financial covenants (as described in greater detail in Note

9), including the requirement that the Company maintain minimum liquidity of at least $1,000,000. The Company was in compliance with the applicable loan covenants at October 31, 2019.

If we do not maintain compliance with all of the continuing covenants and other terms and conditions of credit arrangements or secure a waiver for any non-compliance, we could be required to repay outstanding borrowings on an accelerated basis, which could subject us to decreased liquidity and other negative impacts on our business, results of operations and financial condition. Furthermore, if we needed to do so, it may be difficult for us to find an alternative lending source. In addition, because our assets are pledged as a security under our credit arrangements, if we are not able to cure any default or repay outstanding borrowings, our assets are subject to the risk of foreclosure by our lenders. Without a sufficient credit arrangement, we would be adversely affected by a lack of access to liquidity needed to operate our business. Any disruption in access to credit could force us to take measures to conserve cash, such as deferring important research and development expenses, which measures could have a material adverse effect on us.

If we are unable to repay, extend or refinance our existing and future debt as it becomes due on terms reasonably acceptable to us, or at all, we may be unable to continue as a going concern.

Absent any action with respect to the repayment or refinancing of our existing indebtedness or any waivers or amendments to the agreements governing our existing indebtedness, the Loan and Security Agreement is scheduled to mature on December 11, 2023. We may not be able to extend, replace or refinance our existing Loan and Security Agreement on terms reasonably acceptable to us, or at all, with our current lender or with a replacement lender. If we are able to obtain replacement financing, it may be more costly or on terms more burdensome than our current Loan and Security Agreement. In addition, we may not be able to access other external financial resources sufficient to enable us to repay the debt outstanding under our Loan and Security Agreement upon its maturity. If we fail to satisfy our obligations with respect to our indebtedness or fail to comply with the financial and other restrictive covenants contained in the Loan and Security Agreement or other agreements governing our indebtedness, an event of default could result, which could permit acceleration of such debt and acceleration of our other debt. Any accelerated debt would become immediately due and payable, and we may be unable to continue as a going concern. See Note 9 for further discussion regarding the Company terminating the Credit Agreement, effective December 11, 2019, and entering into the Loan and Security Agreement.

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

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting.

In connection with the preparation of our financial statements for the third quarter ended October 31, 2019, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

All of our debt obligations and any preferred stock that we may issue in the future will have priority over our common stock with respect to payment in the event of a bankruptcy, liquidation, dissolution or winding up.

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

We are generally not restricted from issuing in public or private offerings additional shares of common stock or preferred stock, and other securities that are convertible into or exchangeable for, or that represent a right to receive, common stock or preferred stock or any substantially similar securities. Such offerings represent the potential for a significant increase in the number of outstanding shares of our common stock. The market price of our common stock could decline as a result of sales of common stock, preferred stock or similar securities in the market made after an offering or the perception that such sales could occur.

The issuance of a series of preferred stock could adversely affect holders of shares of our common stock, which may negatively impact your investment.

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

Item 2.  ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended October 31, 2019:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price	Announced Plans or	under the Plans or
	(1)	Paid per Share	Programs	Programs
August 1 - August 31	3,732	$1.41	—	—
September 1 - September 30	9,933	1.39	—	—
October 1 - October 31	—	-	—	—
Total	13,665	$1.40	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended October 31, 2019.

Item 5.  OTHER INFORMATION

Effective December 31, 2019, the Company terminated the Streamline Health Solutions, Inc. 1996 Associate Stock Purchase Plan (as amended and restated effective July 1, 2013).

On January 7, 2020, the Company entered into an amendment to the Purchase Agreement (“Amendment No. 1”) with Hyland Healthcare to modify certain dates related to the payment of the Pro-Rata Contract Amount (as defined under the Purchase Agreement) and certain other amounts on maintenance contracts that may be received between signing and closing. The foregoing description of Amendment No. 1 does not purport to be complete and is subject to, and qualified in its entirety, by the full text of Amendment No. 1, which has been filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q.

Item 6.  EXHIBITS

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1

Securities Purchase Agreement, dated October 10, 2019, between the Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8‑K, as filed with the Commission on October 11, 2019).

10.2

Registration Rights Agreement, dated October 10, 2019, between the Company and each of the several purchasers signatory thereto (incorporated by reference to Exhibit 10.2 of the Form 8‑K, as filed with the Commission on October 11, 2019).

10.3

Sixth Amendment to the Credit Agreement, dated as of October 15, 2019 by and among Wells Fargo Bank, N.A., the lenders party thereto, Streamline Health Solutions, Inc. and Streamline Health, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K, as filed with the Commission on October 18, 2019).

10.4

Employment Agreement, dated October 17, 2019, by and between the Company and Wyche T. “Tee” Green, III (incorporated by reference to Exhibit 10.2 of the Form 8-K, as filed with the Commission on October 18, 2019).

10.5*	Loan and Security Agreement, dated December 11, 2019, by and among the Company, Streamline Health, Inc., and Bridge Bank, a division of Western Alliance Bank.
10.6*	Amendment No. 1 to the Asset Purchase Agreement, dated January 7, 2020, by and among the Company, Streamline Health, Inc., and Hyland Software, Inc.
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101

The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10‑Q for the three-month period ended October 31, 2019 filed with the SEC on January 7, 2020 formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at October 31, 2019 and January 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three- and nine-month periods ended October 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the nine-month periods ended October 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended October 31, 2019 and 2018, and (v) Notes to the Condensed Consolidated Financial Statements.

*Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000‑28132.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

.
STREAMLINE HEALTH SOLUTIONS, INC.
DATE: January 7, 2020	By:	/S/ Wyche T. "Tee" Green, III
Wyche T. "Tee" Green, III
Chief Executive Officer
DATE: January 7, 2020	By:	/S/ Thomas J. Gibson
Thomas J. Gibson
Chief Financial Officer