Form 10-K
period 2020-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2020-04-22
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-28132

STREAMLINE HEALTH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1455414
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11800 Amber Park Dr., Suite 125

Alpharetta, GA 30009

(Address of principal executive offices) (Zip Code)

(888) 997-8732

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value

(Title of Class)

The NASDAQ Stock Market, Inc.

(Name of exchange on which listed)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing price as reported by The NASDAQ Stock Market, Inc. for the Registrant’s Common Stock on July 31, 2019, was $23,263,695.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of April 15, 2020: 30,914,826.

Documents incorporated by reference:

Information required by Part III is incorporated by reference from Streamline’s Proxy Statement for its 2020 annual meeting of Stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended January 31, 2020.

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. These statements about future events and expectations are “forward-looking” within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Exchange Act. In this Report, both Part I, Item 1, “Business,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue, income, receivables, backlog, client attrition, acquisitions and other growth opportunities, sources of funding operations and acquisitions, the integration of our solutions, the performance of our channel partner relationships, the sufficiency of available liquidity, research and development, and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described in Part I, Item 1A, “Risk Factors” herein, and the other cautionary statements in other documents we file with the SEC, including the following:

●	competitive products and pricing;

●	product demand and market acceptance;

●	entry into new markets;

●	new product and services development and commercialization;

●	key strategic alliances with vendors and channel partners that resell our products;

●	uncertainty in continued relationships with clients due to termination rights;

●	our ability to control costs;

●	availability, quality and security of products produced and services provided by third-party vendors;

●	the healthcare regulatory environment;

●	potential changes in legislation, regulation and government funding affecting the healthcare industry;

●	healthcare information systems budgets;

●	availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems;

●	the success of our relationships with channel partners;

●	fluctuations in operating results;

●	our future cash needs;

●	the potential delisting of our common stock from the Nasdaq Capital Market;

●	the consummation of resources in researching acquisitions, business opportunities or financings and capital market transactions;

●	the failure to adequately integrate past and future acquisitions into our business;

●	critical accounting policies and judgments;

●	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other standard-setting organizations;

●	changes in economic, business and market conditions impacting the healthcare industry and the markets in which we operate; and

●	our ability to maintain compliance with the terms of our credit facilities.

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

The Company operates exclusively in one segment as a provider of health information technology solutions and associated services that improve healthcare processes and information flows within a healthcare facility. The Company sells its solutions and services in North America to hospitals and health systems through its direct sales force and its reseller partnerships. On February 24, 2020 (subsequent to the Company’s fiscal year ended January 31, 2020), the Company divested its content management product (hereafter, the “ECM Assets”) to Hyland Software in a transaction accounted for as a sale of assets.

Unless the context requires otherwise, references to “Streamline Health,” the “Company,” “we,” “us” and “our” are intended to mean Streamline Health Solutions, Inc. and its wholly-owned subsidiary. All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following calendar year.

Solutions

The Company offers solutions and services to assist its clients in revenue cycle management including Coding and Clinical Documentation Improvement (CDI), Health Information Management (HIM), Financial Management and eValuator TM, its flagship cloud-based solution which delivers 100% automated coding analysis prior to billing. The Company’s solutions are designed to improve the flow of critical patient information throughout the enterprise. The solutions and services help to transform and structure information between disparate information technology systems into actionable data, giving the end user comprehensive access to clinical and business intelligence to enable better decision-making. Solutions can be accessed securely through SaaS, or delivered either by a perpetual license or by a fixed-term license installed locally. The Company has further distinguished its products between “Growth” and “Legacy.” Growth products are those that for which the Company is heavily investing and are part of the Company’s growth strategy for the future. Legacy products, on the other hand, are products that have matured in the marketplace, and are not necessarily, part of the Company’s growth strategy.

(GROWTH) eValuator Coding Analysis Platform - This technology is a cloud-based SaaS analytics solution that delivers the capability of fully automated analysis on 100% of billing codes entered by a healthcare provider’s coding team. This is done on a pre-bill basis, enabling providers to identify and address their highest-impact cases prior to bill drop. Rule sets are enabled for inpatient, outpatient and pro-fee cases. With eValuator, providers can add an audit and review function on a pre-bill basis to all cases, allowing the provider to better optimize reimbursements and mitigate risk on its billing practices.

(GROWTH) Coding & CDI Solutions - These solutions provide an integrated cloud-based software suite that enhances the productivity of CDI and Coding staff and enables the seamless sharing of patient data. This suite of solutions includes workflows such as computer-assisted coding (eCAC), CDI, Abstracting and Physician Query. The eCAC solution includes patented Natural Language Processing (NLP) that streamlines concurrent chart review and coding workflows.

(Legacy) Enterprise Content Management (“ECM Assets”) – This legacy product has been around since the inception of the Company. This product assists hospitals with workflow on electronic health records. Historically, this has been one of the largest products, in terms of revenue, for the Company. This ECM Assets were sold on February 24, 2020 to Hyland Software in a transaction accounted for as a sale of assets. See Note 14 to the audited consolidated financial statements for additional information.

(Legacy) Financial Management Solutions - These solutions enable financial staff across the healthcare enterprise to drill down quickly and deeply into actionable and real-time financial data and key performance indicators to improve revenue realization and staff efficiency. This suite of solutions includes individual workflows such as accounts receivable management, denials management, claims processing, spend management and audit management. These solutions provide dashboards, data mining tools and prescriptive reporting, which help to simplify, facilitate and optimize overall revenue cycle performance of the healthcare enterprise. These solutions are also used to increase the completion and accuracy of patient charts and related coding, improve accounts receivable collections, reduce and manage denials, and improve audit outcomes.

(Legacy) Patient Care Solution – Although outside the Company’s primary focus of solutions in the middle of the revenue cycle for healthcare providers, the Company’s Clinical Analytics solution enables clients to improve their patient care via cohort building and data visualization, fostering an open, continuous learning culture inside a healthcare organization. Providers using Clinical Analytics are empowered with real-time, on-demand predicative insight for improved patient outcomes.

Services

(Growth) Audit Services — The Company provides technology-enabled coding audit services to help clients review and optimize their internal clinical documentation and coding functions across the applicable segment of the client’s enterprise. The Company provides these services using experienced auditors and its eValuator proprietary software to improve the targeting of records with the highest likelihood of requiring an audit. The audit services are provided for inpatient DRG coding auditing, outpatient APC auditing, HCC auditing and Physician/Pro-Fee services coding auditing.

(Growth) Training Services — Training courses are offered to help clients quickly learn to use our solutions in the most efficient manner possible. Training sessions are available on-site or off-site for multiple staff members or as few as one person.

(Growth) Custom Integration Services for CDI/Abstracting — The Company’s professional services team works with clients to design custom integrations that integrate data to or from virtually any clinical, financial, or administrative system. By taking data and documents from multiple, disparate systems and bringing them into one streamlined system, clients are able to maximize efficiencies and increase operational performance. The Company’s professional services team also creates custom integrations that transfer data from the Company’s solutions into the client’s external or internal systems.

(Legacy) Custom Integration Services, Electronic Imaging and Database Monitoring for ECM Business — The Company’s professional services team works with clients to design custom integrations that integrate data to or from virtually any clinical, financial, or administrative system for the ECM Assets. The Company’s electronic image conversion service allows organizations to protect their repository of images while taking advantage of its content management technology. These services were sold to Hyland Software on February 24, 2020 in a transaction accounted for as sale of assets. See Note 14 to the audited consolidated financial statements for additional information.

Clients and Strategic Partners

The Company continues to provide transformational data-driven solutions to some of the finest, most well-respected healthcare enterprises in the United States and Canada. Clients are geographically dispersed throughout North America. The Company provides these solutions through a combination of direct sales and relationships with strategic channel partners.

During fiscal year 2019 and 2018, no one individual client accounted for 10% or more of our total revenues. Four clients represented 17%, 15%, 11% and 10%, respectively, of total accounts receivable as of January 31, 2020 and two clients represented 12% and 9%, respectively, of total accounts receivable as of January 31, 2019.

For more information regarding our major clients, please see “Risks Relating to Our Business - Our sales have been concentrated in a small number of clients” in Part 1, Item 1A, “Risk Factors” herein.

Acquisitions and Divestitures

The Company regularly evaluates opportunities for acquisitions and divestitures for portions of the Company that may not align with current growth strategies. The Company divested its legacy ECM Assets, effective February 24, 2020 (after the Company’s fiscal year-ended January 31, 2020) in a transaction accounted for as a sale of assets. This sale of assets is consistent with the Company’s efforts to offer and invest in products that serve the middle of the revenue cycle, primarily for acute care healthcare organizations. See Note 14 to the audited consolidated financial statements for additional information.

Business Segments

We manage our business as one single business segment. For our total assets at January 31, 2020 and 2019 and total revenue and net loss for the fiscal years ended January 31, 2020 and 2019, see our consolidated financial statements included in Part II, Item 8 herein.

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

The Company also generally provides software and SaaS clients professional services for implementation, integration, process engineering, optimization and training. These services and the associated fees are separate from the license, maintenance and access fees. Professional services are provided on either a fixed-fee or hourly arrangements billable to clients based on agreed-to payment milestones (fixed fee) or monthly payment structure on hours incurred (hourly). These services can either be included at the time the related locally installed software or SaaS solution is licensed as part of the initial purchase agreement or added as an addendum to the existing agreement for services required after the initial implementation.

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

The commencement of revenue recognition varies depending on the size and complexity of the system and/or services involved, the implementation or performance schedule requested by the client and usage by clients of SaaS for software-based components. The Company’s agreements are generally non-cancelable but provide that the client may terminate its agreement upon a material breach by the Company and/or or may delay certain aspects of the installation or associated payments in such events. The Company does allow for termination for convenience in certain situations. The Company also includes trial or evaluation periods for certain clients, especially for new or modified solutions. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period, and a termination or installation delay of one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company’s business, financial condition, and results of operations, as further discussed in Part 1, Item 1A, “Risk Factors” herein. Historically, the Company has not experienced a material amount of contract cancellations; however, the Company sometimes experiences delays in the course of contract performance and the Company accounts for them accordingly.

Third-Party License Fees

The Company incorporates software licensed from various third-party vendors into its proprietary software. Stand-alone third-party software is also required to operate certain of the Company’s proprietary software and/or SaaS services. The Company licenses these software products and pays the required license fees when such software is delivered to clients.

Associates

As of January 31, 2020, the Company had 80 employees (with 78 as full-time employees and 2 as part-time employees), a net decrease of 26 employees during fiscal 2019. The Company utilizes independent contractors to supplement its staff, as needed. None of the Company’s associates are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good. The Company’s success depends, to a significant degree, on its management, sales and technical personnel.

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

Regulation

Our clients derive a substantial portion of their revenue from third-party private and governmental payors, including through Medicare, Medicaid and other government-sponsored programs. Our clients also have express handling and retention obligations under information-based laws such as the Health Insurance Portability and Accountability Act of 1996. There are no material regulatory proposals of which the Company is aware that we believe currently have a high likelihood of passage that we anticipate would have a material impact on the operation or demand of the Company’s products and services. However, the Company acknowledges there is currently great uncertainty in the US healthcare market generally from a regulatory perspective. In addition, there is regulatory uncertainty in the data and technology sectors as it relates to information security regulations. Material changes could have unanticipated impact on demand or usability of the Company’s solutions, require the Company to incur additional development and/or operating costs (on a one-time or recurring basis) or cause clients to terminate their agreements or otherwise be unable to pay amounts owed to the Company, as further discussed in Part 1, Item 1A, “Risk Factors” herein.

Available Information

Copies of documents filed by the Company with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports and statements, if any, can be found at the web site http://investor.streamlinehealth.net as soon as practicable after such material is electronically filed with, or furnished to, the SEC. The information contained on the Company’s website is not part of, or incorporated by reference into, this annual report on Form 10-K. Copies can be downloaded free of charge from the Company’s web site or directly from the SEC web site, https://www.sec.gov. Also, copies of the Company’s annual report on Form 10-K will be made available, free of charge, upon written request to the Company, attention: Corporate Secretary, 11800 Amber Park Dr., Suite 125, Alpharetta, GA 30009.

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

Our revenues have been concentrated in a relatively small number of large clients, and we have historically derived a substantial percentage of our total revenues from a few clients. For fiscal years ended January 31, 2020 and 2019, our five largest clients accounted for 26% and 29%, respectively, of our total revenues. If one or more clients terminate all or any portion of a master agreement, delay installations or if we fail to procure additional agreements, there could be a material adverse effect on our business, financial condition and results of operations. See Note 8 - Major Clients to our consolidated financial statements included in Part II, Item 8 herein for further notes regarding representation of the largest individual major clients.

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

Acquisitions involve a number of risks, including, but not limited to:

●	the potential failure to achieve the expected benefits of the acquisition, including the inability to generate sufficient revenue to offset acquisition costs, or the inability to achieve expected synergies or cost savings;

●	unanticipated expenses related to acquired businesses or technologies and their integration into our existing businesses or technology;

●	the diversion of financial, managerial and other resources from existing operations;

●	the risks of entering into new markets in which we have little or no experience or where competitors may have stronger positions;

●	potential write-offs or amortization of acquired assets or investments;

●	the potential loss of key employees, clients or partners of an acquired business;

●	delays in client purchases due to uncertainty related to any acquisition;

●	potential unknown liabilities associated with an acquisition; and

●	the tax effects of any such acquisitions.

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

The ongoing COVID-19 pandemic may adversely affect our business, results of operations and financial condition.

The global outbreak of the coronavirus disease (COVID-19), which the World Health Organization has characterized as a “pandemic”, has resulted in a crisis affecting economies and financial markets worldwide. The pandemic, and its attendant economic damage, could adversely affect our business, results of operations and financial condition. The ultimate extent of its impact on us will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the pandemic and actions taken to contain or prevent its further spread, among others. These and other potential impacts of COVID-19 could therefore materially and adversely affect our business, results of operations and financial condition.

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

Risks Relating to our Common Stock

The market price of our common stock is likely to be highly volatile as the stock market in general can be highly volatile.

The public trading of our common stock is based on many factors that could cause fluctuation in the price of our common stock. These factors may include, but are not limited to:

●	General economic and market conditions;

●	Actual or anticipated variations in annual or quarterly operating results;

●	Lack of or negative research coverage by securities analysts;

●	Conditions or trends in the healthcare information technology industry;

●	Changes in the market valuations of other companies in our industry;

●	Announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

●	Announced or anticipated capital commitments;

●	Ability to maintain listing of our common stock on The Nasdaq Stock Market;

●	Additions or departures of key personnel; and

●	Sales and repurchases of our common stock by us, our officers and directors or our significant stockholders, if any.

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

The issuance of preferred stock could adversely affect holders of shares of our common stock, which may negatively impact your investment.

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

As of January 31, 2020, we had no shares of preferred stock outstanding.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In March 2020, the Company moved its principal offices to a subleased office space at 11800 Amber Park Drive, Suite 125, Alpharetta, GA. The office space totals 7,409 square feet and the sublease expires on March 31, 2023.

During fiscal 2019, the Company occupied shared office space under a membership agreement which provides for membership fees based on the number of contracted seats.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on The NASDAQ Stock Market (“NASDAQ”) under the symbol STRM.

According to the stock transfer agent’s records, the Company had 204 stockholders of record as of March 30, 2020. Because brokers and other institutions on behalf of stockholders hold many of such shares, the Company is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. The Company estimates that it has approximately 3,200 stockholders, based on information provided by the Company’s stock transfer agent from its search of individual participants in security position listings.

The following table sets forth information with respect to our repurchases of common stock during the three months ended January 31, 2020:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price	Announced Plans or	under the Plans or
	(1)	Paid per Share	Programs	Programs
November 1 - November 30	22,592	$1.29	—	—
December 1 - December 31	—	—	—	—
January 1 - January 31	17,522	1.14	—	—
Total	40,114	$1.22	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended January 31, 2020

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

In fiscal 2016, the Company evaluated all of its solutions and determined it could best assist healthcare providers in improving their revenue cycle management by providing solutions and services in the middle portion of the revenue cycle, that is, the revenue cycle operations from initial charge capture to bill drop. Since that time in 2016, the Company continues to make decisions supporting our focus in the middle of the revenue cycle. In late fiscal 2017, the Company introduced a new product for the middle of the revenue cycle, eValuator. This product has significant implications to the timing and accuracy of our customers’ invoicing through rules that are created to review the accuracy of invoicing prior to the physical invoices being released. This is a notable change to existing processes of our customers. The development activities continued through the end of fiscal 2018. There are continued development efforts planned for eValuator in fiscal 2020, generally, in the same levels as fiscal 2019 and 2018.

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

By narrowing our focus to the middle of the revenue cycle we believe we have a more distinct and compelling value proposition that can help us attract more clients. By innovating new technologies, we have been able to expand our target markets beyond just hospitals and into outpatient centers, clinics and physician practices. Our coding solutions like CDI, Physician Query, Abstracting and eValuator are competitive in the market and enabled us to engage three significant new clients in fiscal year 2019. These three new clients are some of the largest names in healthcare as we moved upstream to clients that were more likely to change their internal processes to the pre-bill audit.

The Company divested its ECM Assets on February 24, 2020 (after its fiscal year end of January 31, 2020). As discussed (above), this continues the Company’s efforts to focus on the middle of the revenue cycle and its pre-bill technology, eValuator. Management believes that the revenue cycle technology platforms have higher growth opportunities than its legacy products, including the ECM Assets. The Company accounted for the sale of the ECM Assets as a sale of assets. See Note 14 to the audited consolidated financial statements for more information about the sale of the assets.

The Company has continued to implement and maintain tight cost and investment controls so that the transition to focusing our efforts in the middle of the revenue cycle has not resulted in a negative impact to our cash flows. While there have been lower revenues as a result of the Company’s focus on the mid-revenue cycle products, the Company’s earnings and EBITDA have expanded. During fiscal 2019, the Company recorded non-recurring costs that are added back to adjusted EBITDA. These costs include; (i) $789,000 for executive transition, (ii) $631,000 of transaction costs toward the sale of the ECM Assets, (iii) $388,000 for severance related to the Company’s previously disclosed workforce rationalization plan, (iv) $150,000 related to the extinguishment of the Wells Fargo term loan and revolving credit facility, and (v) $230,000 related to the Company’s correction of immaterial errors (See Note 2 to the audited consolidated financial statements).

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

As reported nationally, near the end of the Company’s fiscal year ended January 31, 2020, an outbreak of a novel strain of coronavirus (COVID-19) emerged globally. Additionally, there was a number of cases in the United States by the balance sheet date, January 31, 2020. The Company serves acute care hospitals throughout the United States. While the Company has not been materially impacted by the “shelter in place” movements of local and state governments across the United States, it is not possible to reliably estimate the length or severity of the pandemic, and whether it may have an adverse financial impact on the Company’s financial condition.

Results of Operations

Statements of Operations for the fiscal years ended January 31 (in thousands):

	2020	2019	$ Change	% Change
Systems sales	$1,219	$2,472	$(1,253)	(51)%
Professional services	1,801	1,336	465	35%
Audit services	1,712	1,118	594	53%
Maintenance and support	11,309	12,586	(1,277)	(10)%
Software as a service	4,702	4,853	(151)	(3)%
Total revenues	20,743	22,365	(1,622)	(7)%
Cost of sales	7,480	8,137	(657)	(8)%
Selling, general and administrative	9,811	10,554	(743)	(7)%
Research and development	3,555	4,261	(706)	(17)%
Executive transition cost	789	—	789	100%
Rationalization charges	388	—	388	100%
Transaction costs	861	—	861	100%
Impairment of long-lived assets	—	3,681	(3,681)	(100)%
Loss on exit of operating lease	—	1,034	(1,034)	(100)%
Total operating expenses	22,884	27,667	(4,783)	(17)%
Operating loss	(2,141)	(5,302)	3,161	(60)%
Other expense, net	(700)	(563)	(137)	24%
Income tax benefit	(22)	—	(22)	100%
Net loss	$(2,863)	$(5,865)	$3,002	(51)%
Adjusted EBITDA(1)	$3,133	$2,889	$244	8%

(1)	Non-GAAP measure meaning net earnings (loss) before net interest expense, tax expense (benefit), depreciation, amortization, stock-based compensation expense, transactional and other expenses that do not relate to our core operations. See “Use of Non-GAAP Financial Measures” below for additional information and reconciliation.

The following table sets forth, for each fiscal year indicated, certain operating data as percentages of total revenues:

Statements of Operations (1)

	Fiscal Year
	2019	2018
Systems sales	5.9%	11.1%
Professional services	8.7	6.0
Audit services	8.3	5.0
Maintenance and support	54.5	56.2
Software as a service	22.7	21.7
Total revenues	100.1%	100.0%
Cost of sales	36.1	36.4
Selling, general and administrative	47.3	47.2
Research and development	17.1	19.1
Executive transition cost	3.8	—
Rationalization charges	1.9	—
Transaction costs	4.2	—
Impairment of long-lived assets	—	16.5
Loss on exit of operating lease	—	4.6
Total operating expenses	110.4	123.8
Operating loss	(10.3)	(23.7)
Other expense, net	(3.4)	(2.5)
Income tax benefit	(0.1)	—
Net loss	(13.8)%	(26.2)%
Cost of Sales to Revenues ratio, by revenue stream:
Systems sales	83.8%	38.1%
Services, maintenance and support	34.0%	41.2%
Software as a service	30.1%	20.4%

(1)	Because a significant percentage of the operating costs are incurred at levels that are not necessarily correlated with revenue levels, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past results nor are they necessarily indicative of the future results of the Company in the near or long-term. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

Comparison of fiscal year 2019 with 2018

Revenues

	Fiscal Year		2019 to 2018 Change
(in thousands):	2019	2018	$	%
Systems sales:
Proprietary software - perpetual license	$936	$1,398	$(462)	(33)%
Term license	180	899	(719)	(80)%
Hardware and third-party software	103	175	(72)	(41)%
Professional services	1,801	1,336	465	35%
Audit services	1,712	1,118	594	53%
Maintenance and support	11,309	12,586	(1,277)	(10)%
Software as a service	4,702	4,853	(151)	(3)%
Total Revenues	$20,743	$22,365	$(1,622)	(7)%

Proprietary software and term licenses — Proprietary software revenues recognized in fiscal 2019 were $936,000, as compared to $1,398,000 in fiscal 2018. The decreased fiscal 2019 revenues as compared to 2018 revenues are primarily attributable to two larger perpetual license sales of our Streamline Health® Abstracting; one in our first quarter and one in our second quarter of fiscal 2018. These perpetual license sales have been gaining traction from a significant distributor partner to the Company. The Company continues to see a positive trend in the volumes with this significant distributor partner. Term license revenue for fiscal 2019 decreased $719,000 from fiscal 2018, to $180,000. The decrease is related to the lower revenues from certain Clinical Analytics contracts that terminated in fiscal 2018.

Hardware and third-party software — Revenues from hardware and third-party software sales in fiscal 2019 were $103,000, as compared to $175,000 in fiscal 2018. Fluctuations from year to year are a function of client demand and the customers’ timing of replacing or enhancing their scanning capabilities through our vendors. This revenue stream is from the ECM Assets. The ECM Assets were sold to Hyland Software on February 24, 2020 in a transaction accounted for a sale of assets. See Note 14 of the audited consolidated financial statements for additional information.

Professional services — Revenues from professional services in fiscal 2019 were $1,801,000, as compared to $1,336,000 in fiscal 2018. The increases in professional services revenue are primarily due to the completion of large implementation projects in fiscal 2019. These professional fees are driven, primarily, from certain large CDI & Abstracting projects that were sold in 2018 and 2019, and the related implementation and services associated with these. A portion of this revenue is related to the ECM Assets that were sold on February 24, 2020 in a transaction accounted for as a sale of assets. See Note 14 of the audited consolidated financial statements for additional information on the transaction.

Audit services — Audit services revenue for fiscal 2019 increased, to $1,712,000 from $1,118,000 in fiscal 2018. Audit services revenue was positively impacted by the Company’s audit services personnel using the eValuator solution to increase efficiency and effectiveness. Looking ahead to fiscal 2020, the Company continues to see demand for on-shore, technically proficient auditors in the marketplace. The Company has technically proficient and on-shore resources to address this need.

Maintenance and support — Revenues from maintenance and support in fiscal 2019 were $11,309,000 as compared to $12,586,000 in fiscal 2018. The decrease in maintenance and support revenues in fiscal 2019 resulted primarily from pricing pressure and certain terminations on the Company’s content management software solution, ECM Assets. The Company believes it has mitigated future pricing pressure and terminations through aggressively pursuing long-term contracts with our significant legacy product customers. These activities have proven useful, as they have resulted in substantially better visibility in the near-term revenue base for our Company. This “Maintenance and Support” revenue category will be most impacted by the Company’s divestiture of the ECM Assets. See Note 14 to the audited consolidated financial statements for additional information on the sale of the ECM Assets.

Software as a service (SaaS) — Revenues from SaaS in fiscal 2019 were $4,702,000, as compared to $4,853,000 in fiscal 2018. The decrease in fiscal 2019 revenue was attributable to cancellations by a few customers of our Financial Management solutions, offset by growth associated with the Company’s new eValuator product. The Company’s new eValuator product had three, new, significant sales in the second quarter, of fiscal 2019. These did not have substantial impact to the full year fiscal 2019 revenue, however, will have a significant impact to the Company’s fiscal 2020 revenue, because of the way revenue is recognized on these SaaS products. eValuator revenue was $360,000 in fiscal 2018, that grew approximately three times, to $970,000 for fiscal 2019.

Cost of Sales

	Fiscal Year		2019 to 2018 Change
(in thousands):	2019	2018	$	%
Cost of systems sales	$1,022	$942	$80	8%
Cost of professional services	2,103	2,657	(554)	(21)%
Cost of audit services	1,255	1,373	(118)	(9)%
Cost of maintenance and support	1,685	2,173	(488)	(22)%
Cost of software as a service	1,415	992	423	43%
Total cost of sales	$7,480	$8,137	$(657)	(8)%

Total cost of sales includes personnel directly affiliated with earning the revenue, amortization and impairment of capitalized software expenditures, depreciation and amortization, royalties and the cost of third-party hardware and software. The Company realized cost savings from its cost containment efforts in all categories of total cost of sales. The decrease in expense for fiscal 2019 compared with fiscal 2018 was derived primarily due to its cost reduction initiatives completed in fiscal 2017 and 2018, with the impacts being fully realized in fiscal 2019. These cost increases offset a reduction in amortization on internally-developed software. We incurred amortization expense on internally-developed software of $1,458,000 and $1,160,000 in fiscal 2019 and 2018, respectively. Increases in amortization expense for internally-developed software correlate to increases in the number and magnitude of projects placed into service.

Cost of systems sales varies from period-to-period depending on hardware and software configurations of the systems sold. The increase in cost of systems sales in fiscal 2019 from 2018 was primarily due to an increase in amortization of capitalized software costs due to an increased number of projects being placed into service in fiscal 2018 and 2019.

The cost of professional services includes compensation and benefits for personnel and related expenses. The decrease in expense for fiscal 2019 as compared with 2018 is primarily due to the decrease in professional services personnel as the implementation effort for SaaS implementations requires substantially less time than our legacy on-premise products.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. The decrease in expense for fiscal 2019 compared to 2018 is attributed to the reduction in personnel. Again, the Company is beginning to receive renewed interest in its audit services as a result of the Company’s on-shore capabilities and expertise in pre-billing audit and coding services. Further, the internal use of eValuator is making our coders and auditors more efficient. Accordingly, the Company is experiencing lower cost on higher volumes of revenue for Audit Services.

The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The decrease in expense for fiscal 2019 as compared with 2018 was primarily due to a decrease in personnel costs and a reduction in third-party maintenance contracts. The decrease in the cost of maintenance and support is proportionate with the decrease in the corresponding revenue.

The cost of SaaS solutions is relatively fixed, subject to inflation for the goods and services it requires. The increase in expense for fiscal 2019 as compared to 2018 was primarily due to the increase in amortization expense as a result of the increased number projects being put into service in fiscal year 2018 and 2019, primarily related to the increased investment in eValuator.

Selling, General and Administrative Expense

	Fiscal Year		2019 to 2018 Change
(in thousands):	2019	2018	$	%
General and administrative expenses	$5,951	$6,782	$(831)	(12)%
Sales and marketing expenses	3,860	3,772	88	2%
Total selling, general, and administrative expense	$9,811	$10,554	$(743)	(7)%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The decrease in general and administrative expenses for fiscal 2019 as compared to fiscal 2018 is primarily the result of lower bonus expense. A large portion of the bonuses for fiscal year 2019 are included in the Company’s CEO transition cost, while fiscal year 2018 bonuses of $799,000 were included in general and administrative expenses. The bonuses recorded in fiscal 2018 was $647,000 higher than fiscal year 2019 within general and administrative costs. The Company continues to critically analyze the overhead cost of the Company, relative to is revenue. The Company announced a rationalization as of January 30, 2020, where the Company reduced its headcount by 20% and will result in approximately $2,500,000 of annualized savings. This will benefit future periods in terms of lower cost.

Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including expenses related to trade shows. The slight increase in sales and marketing expense for fiscal 2019 compared with 2018 was primarily due to the Company’s continued investment in its sales and marketing efforts. The Company’s previously announced a rationalization that has little impact on sales and marketing expenses. The Company expects to continue investment in sales and marketing at the same levels of fiscal 2019, for fiscal 2020 in an effort to grow certain products, primarily eValuator, through personnel cost, trade shows expense, and sales, marketing, and investor relations consultant fees.

Research and Development

	Fiscal Year		2019 to 2018 Change
(in thousands):	2019	2018	$	%
Research and development expense	$3,555	$4,261	$(706)	(17)%
Plus: Capitalized research and development cost	3,358	3,003	355	12%
Total research and development cost	$6,913	$7,264	$(351)	(5)%

Research and development expenses consist primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects and an allocated portion of general overhead costs, including occupancy costs. The Company invested in its technology relatively consistently between fiscal 2019 and 2018. The lower total cost comes from fewer personnel and the Company’s desire to focus development activities on those products with its highest growth prospects. However, more of the cost in fiscal 2019 was apportioned to enhancements. This is primarily related to the Company’s investment in its new eValuator product. In fiscal 2018 tax year, the Company was awarded $94,000. At the end of fiscal 2019, the cumulative balance of unused research and development credits is $108,000. These research and development tax credit can be applied to current Georgia Payroll Taxes due. The fiscal 2020 and future research and development tax credits are expected to be approximately $70,000 per year. Total research and development cost will come down, in fiscal year 2020 and beyond, due to the sale of the ECM Assets (see Note 14 to audited consolidated financial statements) and the Company’s previously announced efforts to focus its development activity to those products with higher growth potential.

Executive Transition Cost

	Fiscal Year		2019 to 2018 Change
(in thousands):	2019	2018	$	%
Executive transition cost	$789	$—	$789	100%

We recorded $789,000 in cost related to replacing the Company’s CEO in the fiscal year ended January 31, 2020. These costs, which include placement fees, retention bonuses for existing key personnel and certain required consulting costs were previously announced and expected to total $800,000 for fiscal year 2019. Each of these costs are directly attributable to the successful placement of our new CEO with the Company.

Rationalization Costs

	Fiscal Year		2019 to 2018 Change
(in thousands):	2019	2018	$	%
Rationalization charges	$388	$—	$388	100%

In the fourth quarter of fiscal 2019, we implemented a rationalization plan to make the operation of the Company more efficient and for the purpose of aligning its personnel needs and capital requirements in light of the Company’s sale of its enterprise content management business. The rationalization plan included a reduction in workforce resulting in the termination of approximately twenty (20) employees, or approximately twenty percent (20%) of the Company’s workforce. As a result of the rationalization plan, the Company recorded $388,000 in one-time severance and other employee termination-related costs and expects to realize annualized savings of approximately $2,500,000, excluding the impact of any additional hires necessary to strengthen and invest in the eValuator™ platform. The Company is not currently aware of any other significant charges it will incur as a result of the rationalization plan.

Transaction Costs

	Fiscal Year		2019 to 2018 Change
(in thousands):	2019	2018	$	%
Transaction costs	$861	$—	$861	100%

In fiscal 2019, the Company incurred cost to (i) sale the ECM Assets and (ii) account for the immaterial correction of an error. In the sale of the ECM Assets, the Company incurred approximately $631,000 of cost from its financial adviser and legal cost that were not conditioned upon the successful sale of the ECM Assets. These costs were accrued as of January 31, 2020. The Company incurred approximately $1,300,000 of additional transaction cost that were incurred or conditioned upon closing the sale of the ECM Assets that are recorded in February 2020 (the date of closing the ECM Assets). Separately, the Company incurred approximately $230,000 of legal and accounting cost in conjunction with the company’s immaterial correction of an error (See Note 2 to the consolidated financial statements). These costs were necessary to file the Company’s third quarter, 10-Q, for the period ended October 30, 2019 and this was completed on January 8, 2020.

Impairment of Long-Lived Assets

	Fiscal Year		2019 to 2018 Change
(in thousands):	2019	2018	$	%
Impairment of long-lived assets	$—	$3,681	$(3,681)	(100)%

The Company acquired a product known as Clinical Analytics in its portfolio in October 2013. As a result of its focused attention in the marketplace on the middle of the revenue cycle, the Company moved away from selling the product. The Company identified a triggering event in the fourth quarter of fiscal 2018 for impairment of long-lived asset associated with Clinical Analytics. The Company sole customer on Clinical Analytics terminated its contract. Upon review, the Company has determined that the market for Clinical Analytics and for the middle of the revenue cycle are very different, and accordingly, the Company does not anticipate or forecast future sales for this product. The Company has determined that intangible assets and remaining software development associated with Clinical Analytics were fully impaired and should be removed from its balance sheet. In the fourth quarter of fiscal 2018, we took a charge to income of $3,681,000 for impairment of the long-lived intangible assets ($3,226,000) and the remaining software development costs ($455,000) associated with this product. The Company has no other intangible assets or software development that is not associated with its core solutions in the middle of the revenue cycle.

Loss on Exit of Operating Lease

	Fiscal Year		2019 to 2018 Change
(in thousands):	2019	2018	$	%
Loss on exit of operating lease	$—	$1,034	$(1,034)	(100)%

In an effort to reduce ongoing operating expenses, we closed our New York office in the second quarter of fiscal 2018 and subleased the office space for the remaining period of the original lease term, which ended on November 2019. As a result of vacating and subleasing the office, we recorded a $472,000 loss on exit of the operating lease in the second quarter of fiscal 2018, which captures the net cash flows associated with the vacated premises, including receipts of rent from our sublessee totaling $384,000, and the $48,000 loss incurred on the disposal of fixed assets. In addition, in the third quarter of fiscal 2018, we assigned our then current Atlanta office lease that would have expired in November 2022 and entered into a membership agreement to occupy shared office space in Atlanta. As a result of assigning the office lease, we recorded a $562,000 loss on exit of the operating lease in fiscal 2018.

Refer to Note 12 – Commitments and Contingencies in our consolidated financial statements included in Part II, Item 8 for further details and development with respect to the shared office arrangement in Atlanta.

Other Expense

	Fiscal Year		2019 to 2018 Change
(in thousands):	2019	2018	$	%
Interest expense	$(309)	$(384)	$75	(20)%
Loss on early extinguishment of debt	(150)	—	(150)	100%
Miscellaneous expense	(241)	(179)	(62)	35%
Total other expense	$(700)	$(563)	$(137)	24%

Interest expense consists of interest and commitment fees on the revolving credit facility and interest on the term loans, and is inclusive of deferred financing cost amortization. Amortization of deferred financing cost was $82,000 and $69,000 in fiscal 2019 and 2018, respectively. Interest expense was lower in fiscal 2019 as compared with 2018 primarily due to higher amounts of interest expense that is capitalized to software development cost. The interest capitalized to software development in fiscal 2019 and 2018 was $191,000 and $69,000, respectively. The interest capitalized to software development cost reduces the Company’s interest expense recognized in the consolidated statements of operations.

The Company refinanced its term loan and revolving credit facility to a new bank on December 12, 2019. Upon completion of the refinancing, the Company had charges to income for (i) the write-off of deferred finance cost on the refinanced debt and (ii) legal and finance cost to close out the previous indebtedness. Aggregate extinguishment costs of $150,000 were recorded in the fourth quarter of fiscal 2019.

The increase in miscellaneous expense in fiscal 2019 as compared to fiscal 2018 was primarily a result of losses from (i) certain failed financing cost, and (ii) losses from the acquisition of certain options from individuals that were about to expire, and were vacillating between in the money and out of the money. The Company had a minor amount of failed financing cost that it recorded as a miscellaneous expense on certain banks that it was not successful in completing the refinance. Additionally, the Company purchased certain options that were close to being “in the money” to allow the forfeited options back into the Company’s Employee Stock Compensation Plan pool. Other items reported in miscellaneous expense are the valuation adjustments on the Montefiore minimum royalty liability and certain foreign exchange losses. The foreign exchange losses have been extinguished in fiscal 2019 due to a conversion of a contract that was required to be settled in Canadian dollars, to the contract being settled in US dollars. Refer to Note 12 – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8 for further information concerning the Montefiore liability.

Provision for Income Taxes

We recorded tax expense of $22,000 and zero in fiscal 2019 and 2018, respectively. Refer to Note 7 - Income Taxes to our consolidated financial statements included in Part II, Item 8 for details on the provision for income taxes.

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

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share

We define: (i) EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation, amortization, stock-based compensation expense, transaction related expenses and other expenses that do not relate to our core operations such as severances and impairment charges; (iii) Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of GAAP net revenue; and (iv) Adjusted EBITDA per diluted share as Adjusted EBITDA divided by adjusted diluted shares outstanding. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the board and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure (primarily interest charges), asset base (primarily depreciation and amortization), items outside the control of the management team (taxes) and expenses that do not relate to our core operations including: transaction-related expenses (such as professional and advisory services), corporate restructuring expenses (such as severances) and other operating costs that are expected to be non-recurring. Adjusted EBITDA removes the impact of share-based compensation expense, which is another non-cash item. Adjusted EBITDA per diluted share includes incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position.

The Board of Directors and management also use these measures (i) as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and (ii) as a performance evaluation metric in determining achievement of certain executive and associate incentive compensation programs.

Our lender uses a measurement that is similar to the Adjusted EBITDA measurement described herein to assess our operating performance. The lender under our Loan and Security Agreement requires delivery of compliance reports certifying compliance with financial covenants, certain of which are based on a measurement that is similar to the Adjusted EBITDA measurement reviewed by our management and Board of Directors.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not measures of liquidity under GAAP or otherwise, and are not alternatives to cash flow from continuing operating activities, despite the advantages regarding the use and analysis of these measures as mentioned above. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share, as disclosed in this annual report on Form 10-K have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA and its variations are:

●	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	EBITDA does not reflect the interest expense, or the cash requirements to service interest or principal payments under our Loan and Security Agreement ;

●	EBITDA does not reflect income tax payments that we may be required to make; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

Adjusted EBITDA has all the inherent limitations of EBITDA. To properly and prudently evaluate our business, the Company encourages readers to review the GAAP financial statements included elsewhere in this annual report on Form 10-K, and not rely on any single financial measure to evaluate our business. We also strongly urge readers to review the reconciliation of these non-GAAP financial measures to the most comparable GAAP measure in this section, along with the consolidated financial statements included in Part II, Item 8.

The following table reconciles EBITDA and Adjusted EBITDA to net loss, and Adjusted EBITDA per diluted share to loss per diluted share for the fiscal years ended January 31, 2020 and 2019 (amounts in thousands, except per share data). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Fiscal Year
In thousands, except per share data	2019	2018
Adjusted EBITDA Reconciliation
Net loss	$(2,863)	$(5,865)
Interest expense	309	384
Income tax expense	22	—
Depreciation	137	450
Amortization of capitalized software development costs	1,458	1,160
Amortization of intangible assets	554	937
Amortization of other costs	237	346
EBITDA	(146)	(2,588)
Share-based compensation expense	934	629
Impairment of long-lived assets	—	3,681
Loss on disposal of fixed assets	—	7
Non-cash valuation adjustments to assets and liabilities	64	126
Executive transition cost (1)	725	—
Rationalization charges	388	—
Transaction costs	861	—
Loss on early extinguishment of debt	150	—
Loss on exit of operating lease	—	1,034
Other non-recurring expenses	157	—
Adjusted EBITDA	$3,133	$2,889
Adjusted EBITDA margin (2)	15%	13%

Adjusted EBITDA per Diluted Share Reconciliation
Net income (loss) per common share — diluted	$(0.13)	$(0.30)
Adjusted EBITDA per adjusted diluted share	$0.12	$0.13
Diluted weighted average shares (3)	22,739,679	19,540,980
Includable incremental shares — adjusted EBITDA (4)	2,343,382	3,065,402
Adjusted diluted shares	25,083,061	22,606,382

(1)	Executive transition cost on the consolidated statement of operations includes $64,000 in stock compensation expense for fiscal 2019, which is included within Share-based compensation expense in the Adjusted EBITDA calculation above.

(2)	Adjusted EBITDA as a percentage of GAAP net revenues.

(3)	Adjusted EBITDA per adjusted diluted share for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

(4)	The number of incremental shares that would be dilutive under profit assumption, only applicable under a GAAP net loss. If GAAP profit is earned in the current period, no additional incremental shares are assumed.

Application of Critical Accounting Policies

The following is a summary of the Company’s most critical accounting policies. Refer to Note 2 - Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8 for a complete discussion of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

Revenue Recognition

The Company derives revenue from the sale of internally-developed software, either by licensing for local installation or by a software as a service (“SaaS”) delivery model, through our direct sales force or through third-party resellers. Licensed, locally-installed clients on a perpetual model utilize our support and maintenance services for a separate fee, whereas term-based locally installed license fees and SaaS fees include support and maintenance. The Company also derives revenue from professional services that support the implementation, configuration, training and optimization of the applications, as well as audit services provided to help clients review their internal coding audit processes. Additional revenues are also derived from reselling third-party software and hardware components. The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Refer to Note 2 - Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8 for additional information regarding our revenue recognition policies.

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

Capitalized Software Development Costs

Software development costs for software to be sold, leased, or marketed are accounted for in accordance with Accounting Standards Codification (“ASC”) 985-20, Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and design phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is included in Cost of system sales on the consolidated statements of operations. Annual amortization is measured at the greater of a) the ratio of the software product’s current gross revenues to the total of current and expected gross revenues or b) straight-line over the remaining economic life of the software (typically three to five years). Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination.

Internal-use software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. The costs incurred in the preliminary stages of development are expensed as research and development costs as incurred. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software (typically three to five years). Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Amortization expense related to capitalized internal-use software development costs is included in Cost of software as a service on the consolidated statements of operations.

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

We assess the useful lives and possible impairment of existing recognized goodwill on at least an annual basis, and goodwill and intangible assets when an event occurs that may trigger such a review. Factors considered important which could trigger a review include:

●	significant under-performance relative to historical or projected future operating results;

●	significant changes in the manner of use of the acquired assets or the strategy for the overall business;

●	identification of other impaired assets within a reporting unit;

●	disposition of a significant portion of an operating segment;

●	significant negative industry or economic trends;

●	significant decline in the Company’s stock price for a sustained period; and

●	a decline in the market capitalization relative to the net book value.

Determining whether a triggering event has occurred involves significant judgment by the Company.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. We establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. Refer to Note 7 - Income Taxes to our consolidated financial statements included in Part II, Item 8 for further details.

Liquidity and Capital Resources

The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or SaaS data center infrastructure. Operations are funded with cash generated by operations and borrowings under credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for the next twelve months. Cash and cash equivalent balances at January 31, 2020 and 2019 were $1,649,000 and $2,376,000, respectively. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.

The Company has liquidity through the Loan and Security Agreement described in more detail in Note 5 - Debt to our consolidated financial statements included in Part II, Item 8. The Company has a $2,000,000 revolving credit facility, which can be advanced based upon 80% of eligible accounts receivable, as defined in the Loan and Security Agreement. In order to draw upon the revolving credit facility, the Company’s must comply with certain financial covenants, including the requirement that the Company maintain certain minimum Bank EBITDA levels, calculated pursuant to the Loan and Security Agreement, measured on a monthly basis over a trailing three-month period then ended, and which shall not deviate by the greater of (i) thirty percent of its projected Bank EBITDA or (ii) $150,000. Our lender uses a measurement that is similar to the Adjusted EBITDA, a non-GAAP financial measure described above. The bank uses an Adjusted EBITDA that is further reduced by the Company’s spend on capitalized software development for the period. The required minimum EBITDA level for the period ended January 31, 2020 was $364,000. The Company was not in compliance with its minimum EBITDA covenant as of January 31, 2020. Accordingly, Bridge Bank provided a waiver of this covenant as of January 31, 2020. The Company’s future EBITDA covenants for fiscal year 2020 are based upon its budget prepared and submitted by the Company to Bridge Bank which necessarily excludes the ECM Assets (and revenues and expenses). Accordingly, the Company does not believe that this covenant violation would continue in the future.

The Loan and Security Agreement also requires the Company to (i) achieve a minimum asset coverage ratio of at least 0.75 to 1.00 from December 31, 2019 through November 30, 2020 and of at least 1.50 to 1.00 each month thereafter, and (ii) not deviate by more than 15% percent from its revenue projections over a trailing 3-month basis or not deviate its recurring revenue by more than 20% over a cumulative year-to-date basis from its revenue projections. Pursuant to the Loan and Security Agreement’s definition, the Company’s minimum asset coverage ratio as of January 31, 2020 was 1.29, which satisfies the minimum asset coverage ratio financial covenant in the Loan and Security Agreement.

The Company was in compliance with the asset coverage ratio covenant, however, was not compliant with the EBITDA covenant, as described above. An appropriate waiver was received by Bridge Bank for the covenant violation as of January 31, 2020. Based upon the borrowing base formula set forth in the Loan and Security Agreement, as of January 31, 2020, the Company had access to the full amount of the $2,000,000 revolving credit facility.

The Loan and Security Agreement prohibits the Company from declaring or paying any dividend or making any other payment or distribution, directly or indirectly, on account of equity interests issued by the Company if such equity interests: (a) mature or are mandatorily redeemable pursuant to a sinking fund obligation or otherwise (except as a result of a change of control or asset sale so long as any rights of the holders thereof upon the occurrence of a change of control or asset sale event shall be subject to the prior repayment in full of the loans and all other obligations that are accrued and payable upon the termination of the Loan and Security Agreement), (b) are redeemable at the option of the holder thereof, in whole or in part, (c) provide for the scheduled payments of dividends in cash, or (d) are or become convertible into or exchangeable for indebtedness or any other equity interests that would constitute disqualified equity interests pursuant to clauses (a) through (c) hereof, in each case, prior to the date that is 180 days after the maturity date of the Loan and Security Agreement.

Upon closing and funding of the sale of the ECM Assets, the Company repaid the Term Loan; however, the Company will continue to have access to the revolving credit facility. Accordingly, the Company has classified the term loan as current as of January 31, 2020, because of its intent and ability to repay the Term Loan, in full, upon closing and funding the sale of the ECM Assets.

The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, was signed into law on March 17, 2020. Among other things, the Cares Act provided for a business loan program known as the Paycheck Protection Act (“PPP”). Companies are able to borrow, through the SBA, up to two months of payroll. The Company has filed for approximately $2,300,000 through the SBA for the PPP loan program. The Company has not signed definitive debt agreements, nor has it been notified of funding as it relates to this program.

As discussed in Note 14 to the audited and consolidated financial statements, the Company signed a definitive agreement to sell its legacy ECM business to Hyland Software and plans to use the proceeds of the sale to pay off its term loan with Bridge Bank and to fund the continuing development and incremental investment in sales and marketing in support of its eValuator™ cloud-based pre- and post-bill coding analysis platform. The closing of the transaction is subject to customary closing conditions, including the approval of the transaction by Streamline Health’s stockholders, and the Company closed the transaction on February 24, 2020. As a result, the Company received approximately $6.0 million in cash and cash equivalents after all transaction related expenses and repaying its term loan.

Significant cash obligations

	As of January, 31
(in thousands)	2020	2019
Term loan (1)	$3,825	$3,948
Royalty liability (2)	969	905

Refer to Note 12 — Commitments and Contingencies, Note 5 — Debt and Note 14 — Subsequent Events to our consolidated financial statements included in Part II, Item 8 for additional information. Subsequent to year end, the Company settled the term loan at the time of closing on the sale of the ECM Assets on February 24, 2020. The term loan is reflected as current in the accompanying consolidated balance sheet as the Company had the intention and ability to settle the loan as a result of the closing of sale of the ECM Assets.

Operating cash flow activities

	Fiscal Year
(in thousands)	2019	2018
Net loss	$(2,863)	$(5,865)
Non-cash adjustments to net loss	3,576	8,452
Cash impact of changes in assets and liabilities	(721)	(1,190)
Net cash (used in) provided by operating activities	$(8)	$1,397

The decrease in net cash provided by operating activities is primarily due to the impacts of the Company’s non-recurring expenses of approximately $2.3 million for fiscal 2019 that was not present in fiscal 2018. These cost include; (i) $789,000 for executive transition, (ii) $631,000 of transaction cost toward the sale of the ECM Assets, (iii) $388,000 for severance related to the Company’s previously disclosed workforce rationalization plan, (iv) $150,000 related to the extinguishment of the Wells Fargo term loan and revolving credit facility, and $230,000 related to the Company’s correction of immaterial errors (See Note 2 to the consolidated financial statements).

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

Investing cash flow activities

	Fiscal Year
(in thousands)	2019	2018
Purchases of property and equipment	$(52)	$(21)
Proceeds from sales of property and equipment	—	21
Capitalized software development costs	(3,358)	(3,003)
Net cash used in investing activities	$(3,410)	$(3,003)

Cash used for investing activities in fiscal 2019 was approximately $407,000 higher than fiscal 2018. See research and development cost (above). The reason that the investment in capitalized software development costs in fiscal 2019 was higher than 2018 is related, primarily, to the apportionment of costs to capitalized costs.

The Company estimates that to replicate its existing internally-developed software would cost significantly more than the stated net book value of $7,598,000, including the acquired internally-developed software of Opportune IT, at January 31, 2020. Many of the programs related to capitalized software development continue to have significant value to our current solutions and those under development, as the concepts, ideas and software code are readily transferable and are incorporated into new solutions.

Financing cash flow activities

	Fiscal Year
(in thousands)	2019	2018
Proceeds from issuance of common stock	$9,663	$—
Payments for costs directly attributable to the issuance of common stock	(711)	—
Proceeds from term loan	4,000	—
Principal payments on term loan	(4,030)	(597)
Payments related to settlement of employee shared-based awards	(99)	(62)
Redemption of Series A Convertible Preferred Stock	(5,791)	—
Fees paid for redemption of Series A Convertible Preferred Stock	(22)	—
Payment of deferred financing costs	(325)	(23)
Other	6	44
Net cash provided by (used in) financing activities	$2,691	$(638)

The substantial increase in cash from financing activities in fiscal 2019 over the prior year was primarily the result of the Company’s private placement that occurred in the third quarter of fiscal 2019. The Company raised $9,663,000 (before expenses) to redeem the Company’s preferred shares. The Company executed on the private placement and redemption of the preferred stock to finalize its ability to refinance the company’s senior debt. The redemption of the preferred was beneficial to the Company in selling its ECM Assets. Each of the initiatives built upon themselves and were dependent upon one-another to achieve them all.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE COVERED BY REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Streamline Health Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Streamline Health Solutions, Inc. and its subsidiary (the “Company”) as of January 31, 2020, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes and financial statement schedule II (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020, and the results of their operations and their cash flows for the year ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2019.

Atlanta, Georgia

April 22, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Streamline Health Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Streamline Health Solutions, Inc. and its subsidiary (the Company) as of January 31, 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We served as the Company’s auditor from December 10, 2015 to April 22, 2019.

Atlanta, Georgia

April 22, 2019

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	January 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,649,000	$2,376,000
Accounts receivable, net of allowance for doubtful accounts of $96,000 and $345,000, respectively	3,166,000	2,933,000
Contract receivables	820,000	1,263,000
Prepaid and other current assets	919,000	1,048,000
Total current assets	6,554,000	7,620,000
Non-current assets:
Property and equipment, net of accumulated amortization of $1,589,000 and $1,516,000, respectively	152,000	237,000
Contract receivables, less current portion	—	407,000
Capitalized software development costs, net of accumulated amortization of $21,004,000 and $19,689,000, respectively	7,598,000	5,698,000
Intangible assets, net of accumulated amortization of $4,282,000 and $3,858,000, respectively	1,115,000	1,669,000
Goodwill	15,537,000	15,537,000
Other	695,000	572,000
Total non-current assets	25,097,000	24,120,000
Total assets	$31,651,000	$31,740,000

See accompanying notes to consolidated financial statements.

	January 31,
	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,270,000	$1,280,000
Accrued expenses	1,537,000	1,814,000
Current portion of term loan, net of deferred financing costs	3,825,000	597,000
Deferred revenues	7,990,000	8,338,000
Royalty liability	969,000	—
Other	—	94,000
Total current liabilities	15,591,000	12,123,000
Non-current liabilities:
Term loan, net of current portion and deferred financing costs	—	3,351,000
Royalty liability	—	905,000
Deferred revenues, less current portion	55,000	432,000
Other	—	41,000
Total non-current liabilities	55,000	4,729,000
Total liabilities	15,646,000	16,852,000
Series A 0% Convertible Redeemable Preferred Stock, $0.01 par value per share, 5,000,000 shares authorized, no and 2,895,464 shares issued and outstanding, respectively	—	8,686,000
Stockholders’ equity:
Common stock, $0.01 par value per share, 45,000,000 shares authorized; 30,530,643 and 20,767,708 shares issued and outstanding, respectively	305,000	208,000
Additional paid in capital	95,113,000	82,544,000
Accumulated deficit	(79,413,000)	(76,550,000)
Total stockholders’ equity	16,005,000	6,202,000
Total liabilities and stockholders’ equity	$31,651,000	$31,740,000

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Fiscal Year
	2019	2018
Revenues:
System sales	$1,219,000	$2,472,000
Professional services	1,801,000	1,336,000
Audit services	1,712,000	1,118,000
Maintenance and support	11,309,000	12,586,000
Software as a service	4,702,000	4,853,000
Total revenues	20,743,000	22,365,000
Operating expenses:
Cost of system sales	1,022,000	942,000
Cost of professional services	2,103,000	2,657,000
Cost of audit services	1,255,000	1,373,000
Cost of maintenance and support	1,685,000	2,173,000
Cost of software as a service	1,415,000	992,000
Selling, general and administrative expense	9,811,000	10,554,000
Research and development	3,555,000	4,261,000
Executive transition cost	789,000	—
Rationalization charges	388,000	—
Transaction costs	861,000	—
Impairment of long-lived assets	—	3,681,000
Loss on exit of operating lease	—	1,034,000
Total operating expenses	22,884,000	27,667,000
Operating loss	(2,141,000)	(5,302,000)
Other expense:
Interest expense	(309,000)	(384,000)
Loss on early extinguishment of debt	(150,000)	—
Miscellaneous expense	(241,000)	(179,000)
Loss before income taxes	(2,841,000)	(5,865,000)
Income tax expense	(22,000)	—
Net loss	(2,863,000)	(5,865,000)
Add: Redemption of Series A Preferred Stock	4,894,000	—
Net income (loss) attributable to common shareholders	2,031,000	(5,865,000)
Net income (loss) per common share - basic	$0.09	$(0.30)
Weighted average number of common shares - basic	22,739,679	19,540,980
Net loss per common share - diluted	$(0.13)	$(0.30)
Weighted average number of common shares - diluted	22,739,679	19,540,980

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

			Additional
	Common	Common	paid in	Accumulated	Total
	stock shares	stock	capital	deficit	stockholders’ equity
Balance at January 31, 2018	20,005,977	$200,000	$81,777,000	$(72,125,000)	$9,852,000
Cumulative effect of ASC 606 implementation	—	—	—	1,440,000	1,440,000
Stock issued pursuant to Employee Stock Purchase Plan and exercise of stock options	48,616	—	44,000	—	44,000
Restricted stock issued	826,666	8,000	(8,000)	—	—
Restricted stock forfeited	(130,833)	(1,000)	1,000	—	—
Surrender of stock	(37,249)	—	(62,000)	—	(62,000)
Conversion of Series A Preferred Stock	54,531	1,000	163,000	—	164,000
Share-based compensation expense	—	—	629,000	—	629,000
Net loss	—	—	—	(5,865,000)	(5,865,000)
Balance at January 31, 2019	20,767,708	$208,000	$82,544,000	$(76,550,000)	$6,202,000
Stock issued pursuant to Employee Stock Purchase Plan and exercise of stock options	8,310	—	8,000	—	8,000
Restricted stock issued	912,518	9,000	(9,000)	—	—
Restricted stock forfeited	(556,097)	(6,000)	6,000	—	—
Surrender of stock	(75,487)	(1,000)	(98,000)	—	(99,000)
Issuance of common stock, net of $711,000 directly attributable offering expenses	9,473,691	95,000	8,857,000		8,952,000
Redemption of Series A Preferred Stock	—	—	2,873,000	—	2,873,000
Share-based compensation expense	—	—	934,000	—	934,000
Stock Options repurchased	—	—	(18,000)	—	(18,000)
Capital contribution	—	—	16,000	—	16,000
Net loss	—	—	—	(2,863,000)	(2,863,000)
Balance at January 31, 2020	30,530,643	$305,000	$95,113,000	$(79,413,000)	$16,005,000

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars, except share information)

	Fiscal Year
	2019	2018
Cash flows from operating activities:
Net loss	$(2,863,000)	$(5,865,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	137,000	450,000
Amortization of capitalized software development costs	1,458,000	1,160,000
Amortization of intangible assets	554,000	937,000
Amortization of other deferred costs	480,000	415,000
Valuation adjustments	64,000	126,000
Loss on early extinguishment of debt	150,000	—
Impairment of long-lived assets	—	3,681,000
Loss on exit of operating lease	—	1,034,000
Loss on disposal of fixed assets	—	7,000
Share-based compensation expense	934,000	629,000
Accounts receivable provision (reversal)	(201,000)	13,000
Changes in assets and liabilities:
Accounts and contract receivables	818,000	(640,000)
Other assets	(392,000)	466,000
Accounts payable	(10,000)	859,000
Accrued expenses	(412,000)	129,000
Deferred revenues	(725,000)	(2,004,000)
Net cash (used in) provided by operating activities	(8,000)	1,397,000
Cash flows from investing activities:
Purchases of property and equipment	(52,000)	(21,000)
Proceeds from sales of property and equipment	—	21,000
Capitalization of software development costs	(3,358,000)	(3,003,000)
Net cash used in investing activities	(3,410,000)	(3,003,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	9,663,000	—
Payments for costs directly attributable to the issuance of common stock	(711,000)	—
Proceeds from term loan	4,000,000	—
Principal payments on term loan	(4,030,000)	(597,000)
Payments related to settlement of employee shared-based awards	(99,000)	(62,000)
Proceeds from exercise of stock options and stock purchase plan	8,000	44,000
Redemption of Series A Convertible Preferred Stock	(5,791,000)	—
Fees paid for redemption of Series A Convertible Preferred Stock	(22,000)
Payment of deferred financing costs	(325,000)	(23,000)
Other	(2,000)	—
Net cash provided by (used in) financing activities	2,691,000	(638,000)
Net decrease in cash and cash equivalents	(727,000)	(2,244,000)
Cash and cash equivalents at beginning of period	2,376,000	4,620,000
Cash and cash equivalents at end of period	$1,649,000	$2,376,000

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$337,000	$417,000
Income taxes paid	$9,000	$11,000
Supplemental disclosure of non-cash financing activities:
Conversion of shares of Series A Preferred Stock to common shares	$—	$164,000
Modification of royalty liability associated with the acquisition of Clinical Analytics	$—	$1,644,000

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020 and 2019

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to the recognition of revenue, stock-based compensation, capitalization of software development costs, intangible assets, the allowance for doubtful accounts, and income taxes. Actual results could differ from those estimates.

Reclassification

Certain amounts in the preparation of financial statements for fiscal year 2019, resulted in reclassifications of fiscal year 2018 amounts, with a total of $298,000 current prepaid assets being reclassed to other non-current assets.

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

Further, the Company has corrected its underlying financial records to utilize the “carry-over” method for amortizing capitalized software development cost. Under the “carry-over” method, the costs of the enhancements are added to the unamortized costs of the previous version of the product and the combined amount is amortized over the remaining useful life of the product. Including unamortized cost of the original product with the cost of the enhancement for purposes of applying the net realizable value test and amortization provisions is consistent with accounting guidance for software companies that improve their software and discontinue selling or marketing the older versions. While this method reduced amortization of the underlying assets, the Company’s evaluation of the net book value of the underlying software development assets in relation to net realizable value and future cash flows each period ensured the carrying value was not in excess of the net realizable value of a solution for any period. Further, in accordance with guidance for software companies under Accounting Standards Codification (“ASC”) 985, the Company ensures that amortization is the greater of (i) the ratio of the software product’s current gross revenues to the total of current and expected gross revenues or (ii) straight-line over the remaining economic useful life of the software. The Company continues to monitor its estimated useful life on the underlying products, taking into consideration the product, the market and the industry.

The two corrections relating to the amortization of capitalized software development costs off-set one another in certain previous periods. Additionally, the differences between (i) the amounts calculated, as adjusted for these corrections, and (ii) the amount recorded in previous periods substantially self-corrected by the end of the third quarter, October 31, 2019. The Company, in consultation with the Audit Committee of the Board of Directors, evaluated the effect of these adjustments on the Company’s financial statements under ASC 250: Accounting Changes and Error Corrections and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined it was not necessary to restate its previously issued financial statements, or unaudited interim period financial statements, because the errors did not materially misstate any previously issued financial statements and the correction of the errors in the current fiscal year is also not material. The Company looked at both quantitative and qualitative characteristics of the required corrections.

The net impact of these errors resulted in a $532,000 overstatement and a corresponding $532,000 understatement of amortization expense for capitalized software development costs for the years ended January, 31 2020 and 2019, respectively. The Company’s previously reported amortization expense for capitalized software development costs was misstated by the following amounts:

Overstatement /
(Understatement) of
Period	Amortization Expense
Prior to fiscal year ended January 31, 2019	$532,000
Three months ended April 30, 2019	$(153,000)
Three months ended July 31, 2019	$(165,000)
Three months ended October 31, 2019	$(214,000)

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

Receivables

Accounts and contract receivables are comprised of amounts owed to the Company for licensed software, professional services, including coding audit services, maintenance services, and software as a service and are presented net of the allowance for doubtful accounts. The timing of revenue recognition may not coincide with the billing terms of the client contract, resulting in unbilled receivables or deferred revenues; therefore certain contract receivables represent revenues recognized prior to client billings. Individual contract terms with clients or resellers determine when receivables are due. Accounts receivable represent amounts that the entity has an unconditional right to consideration. For billings where the criteria for revenue recognition have not been met, deferred revenue is recorded until the Company satisfies the respective performance obligations.

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon the most recent information available and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. During these periodic reviews, the Company determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its clients or resellers to make required payments. The allowance for doubtful accounts was approximately $96,000 and $345,000 at January 31, 2020 and 2019, respectively. The Company believes that its reserve is adequate, however results may differ in future periods.

Bad debt expense for fiscal years 2019 and 2018 was as follows:

	2019	2018
Bad debt expense	$(201,000)	$13,000

Concessions Accrual

In determining the concessions accrual, the Company evaluates historical concessions granted relative to revenue. The company records a provision, reducing revenue, each period for the estimated amount of concessions incurred. The Company evaluates the amount of the provision and the concession accrual each period. The concession accrual included in accrued other expenses on the Company’s consolidated balance sheets was $43,000 and $44,000 as of January 31, 2020 and 2019, respectively.

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

Depreciation expense for property and equipment in fiscal 2019 and 2018 was $137,000 and $450,000, respectively.

Normal repair and maintenance is expensed as incurred. Replacements are capitalized and the property and equipment accounts are relieved of the items being replaced or disposed of, if no longer of value. The related cost and accumulated depreciation of the disposed assets are eliminated and any gain or loss on disposition is included in the results of operations in the year of disposal.

Leases

We adopted ASC 842, Leases on February 1, 2019 using the effective date transition method. Prior period balances were not adjusted upon adoption of this standard. We elected the group of practical expedients to forego assessing upon adoption: (1) whether any expired contracts are or contain leases; (2) the lease classification for any existing or expired leases; and (3) any indirect costs that would have qualified for capitalization for any existing leases. The adoption of the new standard resulted in the recording of a right-of-use asset of $175,000 and an operating lease liability of $464,000 as of February 1, 2019 and did not materially impact our consolidated results of operations and had no impact on cash flows.

We recognize operating lease cost on a straight-line basis by aggregating any rent abatement with the total expected rental payments and amortizing the expense ratably over the term of the lease. See Note 4 – Operating Leases for further details.

As of January 31, 2020 and 2019, the Company had no financing or capital lease obligations.

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

Capitalized Software Development Costs

Software development costs for software to be sold, leased, or marketed are accounted for in accordance with ASC 985-20, Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and design phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is included in Cost of system sales on the consolidated statements of operations. Annual amortization is measured at the greater of a) the ratio of the software product’s current gross revenues to the total of current and expected gross revenues or b) straight-line over the remaining economic life of the software (typically three to five years). Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination. Capitalized software development costs for software to be sold, leased, or marketed, net of accumulated amortization, totaled $3,089,000 and $2,919,000 as of January 31, 2020 and 2019, respectively.

Internal-use software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. The costs incurred in the preliminary stages of development are expensed as research and development costs as incurred. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software (typically three to five years). Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Amortization expense related to capitalized internal-use software development costs is included in Cost of software as a service on the consolidated statements of operations. Capitalized software development costs for internal-use software, net of accumulated amortization, totaled $4,509,000 and $2,779,000 as of January 31, 2020 and 2019, respectively.

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

Amortization expense on all capitalized software development cost was $1,458,000 and $1,160,000 in fiscal 2019 and 2018, respectively. Further, the Company recognized an impairment of approximately $354,000 for cancelled or abandoned enhancement projects during fiscal 2019 that has been recognized within amortization expense. There were no impairments recognized during fiscal 2018.

	Fiscal Year
	2019	2018
Amortization expense on internally-developed software included in:
Cost of systems sales	$928,000	$768,000
Cost of software as a service	517,000	379,000
Cost of audit services	13,000	13,000
Total amortization expense on internally-developed software	$1,458,000	$1,160,000

Interest capitalized to software development cost in fiscal 2019 and 2018 was $191,000 and $69,000, respectively. The interest capitalized to software development cost reduces the Company’s interest expense recognized in the consolidated statements of operations.

Research and development expense was $3,555,000 and $4,261,000 in fiscal 2019 and 2018, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of the Company’s long-term debt approximates fair value since the variable interest rates being paid on the amounts approximate the market interest rate. Long-term debt is classified as Level 2. The Company recognizes transfers between levels at the end of period. There were no transfers of assets or liabilities between Levels 1, 2, or 3 as of January 31, 2020 or 2019.

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

		Quoted Prices in	Significant Other	Significant
	Total Fair	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At January 31, 2020
Royalty liability (1)	$969,000	$—	$—	$969,000

At January 31, 2019
Royalty liability (1)	$905,000	$—	$—	$905,000

(1)	The fair value of the royalty liability was determined based on discounting the portion of the modified royalty commitment payable in cash (refer to Note 12 – Commitments and Contingencies for additional information on our royalty liability). During fiscal 2019 and 2018, the Company recognized fair value adjustments of $64,000 and $126,000, respectively. There were no changes to the fair value methods. Fair value adjustments are included within miscellaneous expense in the consolidated statements of operations.

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

We recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”), under the core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

We commence revenue recognition (Step 5 below) in accordance with that core principle after applying the following steps:

●	Step 1: Identify the contract(s) with a customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

Often contracts contain more than one performance obligation. Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

If we determine that we have not satisfied a performance obligation, we defer recognition of the revenue until the performance obligation is satisfied. Maintenance and support and SaaS agreements are generally non-cancelable or contain significant penalties for early cancellation, although clients typically have the right to terminate their contracts for cause if we fail to perform material obligations. However, if non-standard acceptance periods, non-standard performance criteria, or cancellation or right of refund terms are required, revenue is recognized upon the satisfaction of such criteria.

The determined transaction price is allocated based on the standalone selling price of the performance obligations in contract. Significant judgment is required to determine the standalone selling price (“SSP”) for each performance obligation, the amount allocated to each performance obligation and whether it depicts the amount that the Company expects to receive in exchange for the related product and/or service. As the selling prices of the Company’s software licenses are highly variable, the Company estimates SSP of its software licenses using the residual approach when the software license is sold with other services and observable SSPs exist for the other services. The Company estimates the SSP for maintenance, professional services, and audit services based on observable standalone sales.

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

Software-Based Solution Professional Services

The Company provides various professional services to customers with software licenses. These include project management, software implementation and software modification services. Revenues from arrangements to provide professional services are generally distinct from the other promises in the contract and are recognized as the related services are performed. Consideration payable under these arrangements is either fixed fee or on a time-and-materials basis, and is recognized over time as the services are performed.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Year Ended January 31, 2020
	Recurring Revenue	Non-recurring Revenue	Total
Systems sales	$180,000	$1,039,000	$1,219,000
Professional services	—	1,801,000	1,801,000
Audit services	—	1,712,000	1,712,000
Maintenance and support	11,309,000	—	11,309,000
Software as a service	4,702,000	—	4,702,000
Total revenue:	$16,191,000	$4,552,000	$20,743,000

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract. Our contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the year ended January 31, 2020, we recognized $7,838,000 in revenue from deferred revenues outstanding as of January 31, 2019. Revenue allocated to remaining performance obligations was $21 million as of January 31, 2020, of which the Company expects to recognize approximately 56% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

We defer the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the contractual term. As of January 31, 2020, and 2019, we had deferred costs of $144,000 and $251,000, respectively, net of accumulated amortization of $332,000 and $399,000, respectively. Amortization expense of these costs was $237,000 and $346,000 in fiscal 2019 and 2018, respectively. There were no impairment losses for these capitalized costs for the fiscal years 2019 and 2018.

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

Deferred commissions costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totaled $421,000 and $298,000, respectively, as of January 31, 2019 and 2018. In fiscal 2019 and 2018, $161,000 and $145,000, respectively, in amortization expense associated with deferred sales commissions was included in selling, general and administrative expenses on the consolidated statements of operations. There were no impairment losses for these capitalized costs for the years ended January 31, 2020 and 2019.

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

Goodwill and Intangible Assets

Goodwill and other intangible assets were recognized in conjunction with the Interpoint, Meta, CLG and Opportune IT acquisitions, as well as the Unibased acquisition (prior to divestiture of such assets). Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of internally-developed software and client relationships. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to 10 years, using the straight-line and undiscounted expected future cash flows methods.

The Company assesses the useful lives and possible impairment of intangible assets when an event occurs that may trigger such a review. Factors considered important which could trigger a review include:

●	significant underperformance relative to historical or projected future operating results;

●	significant changes in the manner of use of the acquired assets or the strategy for the overall business;

●	identification of other impaired assets within a reporting unit;

●	disposition of a significant portion of an operating segment;

●	significant negative industry or economic trends;

●	significant decline in the Company’s stock price for a sustained period; and

●	a decline in the market capitalization relative to the net book value.

Determining whether a triggering event has occurred involves significant judgment by the Company.

The Company assesses goodwill annually (as of November 1), or more frequently when events and circumstances, such as the ones mentioned above, occur indicating that the recorded goodwill may be impaired. During the years ended January 31, 2020 and 2019, the Company did not note any of the above qualitative factors, which would be considered a triggering event for goodwill impairment. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to the Company and trends in the market price of the Company’s common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

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

The Company performed its annual assessment of goodwill during the fourth quarter of fiscal 2019, using the two-step approach described above. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on the analysis performed for step one, the fair value of the reporting unit exceeded the carrying amount of the reporting unit, including goodwill, and, therefore, a goodwill impairment loss was not recognized. As the Company passed step one of the analysis, step two was not required.

In fiscal 2018, long-lived assets associated with our Clinical Analytics solution were deemed impaired and their corresponding balance was fully written off (see Note 6 - Goodwill and Intangible Assets to our consolidated financial statements included herein).

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period. The Company incurred total annual compensation expense related to stock-based awards of $934,000 and $629,000 in fiscal 2019 and 2018, respectively.

The fair value of the stock options granted in fiscal 2019 and 2018 was estimated at the date of grant using a Black-Scholes option pricing model. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical data (such as, volatility factor, expected term and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market close price per share on the grant date. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically a one- to four-year service period to the Company. In fiscal 2019 and 2018, 75,487 and 37,249 shares of common stock were surrendered to the Company to satisfy tax withholding obligations totaling $99,000 and $62,000, respectively, in connection with the vesting of restricted stock awards. Shares surrendered by the restricted stock award recipients in accordance with the applicable plan are deemed canceled, and therefore are not available to be reissued. The Company awarded 862,518 and 501,666 shares of restricted stock to officers and directors of the Company in fiscal 2019 and 2018, respectively.

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

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At January 31, 2020, the Company believes it has appropriately accounted for any uncertain tax positions.

Net Loss Per Common Share

The Company presents basic and diluted earnings per share (“EPS”) data for our common stock. Our Series A Convertible Preferred Stock were considered participating securities under ASC 260, Earnings Per Share (“ASC 260”) which means the security may participate in undistributed earnings with common stock. The holders of the Series A Convertible Preferred Stock were entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends, other than dividends in the form of common stock. In accordance with ASC 260, the Company is required to use the two-class method when computing EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period (with the exception of the gain on the redemption of our Series A Convertible Preferred Stock, which was allocated in its entirety to the common stock).

Our unvested restricted stock awards are considered non-participating securities because holders are not entitled to non-forfeitable rights to dividends or dividend equivalents during the vesting term. In accordance with ASC 260, securities are deemed not to be participating in losses if there is no obligation to fund such losses. The Series A Convertible Preferred Stock does not participate in losses, and as a result, the Company does not allocate losses to these securities in periods of loss. Diluted EPS for our common stock is computed using the more dilutive of the two-class method or the “if-converted” and treasury stock methods. See Note 3 – Preferred Stock for further discussion of the redemption of our Series A Convertible Preferred Stock.

The following is the calculation of the basic and diluted net loss per share of common stock:

	Fiscal Year
	2019	2018
Net loss	$(2,863,000)	$(5,865,000)
Add: redemption of Series A Convertible Preferred Stock	4,894,000	—
Net income (loss) attributable to common shareholders	2,031,000	(5,865,000)
Weighted average shares outstanding - Basic (1)	22,739,679	19,540,980
Effect of dilutive securities - Stock options, Restricted stock and Series A Convertible Preferred Stock (2)	—	—
Weighted average shares outstanding - Diluted	22,739,679	19,540,980
Basic net income (loss) per share of common stock (3)	$0.09	$(0.30)
Diluted net loss per share of common stock (3)	$(0.13)	$(0.30)

(1)	Excludes 803,498 and 1,063,866 unvested restricted shares of common stock as of January 31, 2020 and 2019, respectively, which are considered non-participating securities.

(2)	Diluted net loss per share excludes the effect of shares that are anti-dilutive. As of January 31, 2020, there were zero outstanding shares of Series A Convertible Preferred Stock, 798,603 outstanding stock options and 803,498 unvested restricted shares of common stock. As of January 31, 2019, there were 2,895,464 shares of Series A Convertible Preferred Stock, 1,580,657 outstanding stock options and 1,063,866 unvested restricted shares of common stock.

(3)	See Note 3 – Preferred Stock for further discussion of the redemption of our Series A Convertible Preferred Stock, which resulted in an adjustment to net income (loss) attributable to common stockholders in the Company’s basic and diluted EPS calculations for year ended January 31, 2020.

Other Operating Costs

Executive Transition Costs

We recorded $789,000 in cost related to replacing the Company’s CEO in the fiscal year ended January 31, 2020. These costs, which include placement fees, retention bonuses for existing key personnel and certain required consulting costs. Each of these costs are directly attributable to the successful placement of our new CEO with the Company.

Rationalization Charges

In the fourth quarter of fiscal 2019, we implemented a rationalization plan to make the operation of the Company more efficient and for the purpose of aligning its personnel needs and capital requirements with the sale of the ECM Assets. The rationalization plan included a reduction in workforce of approximately twenty (20) employees, or approximately twenty percent (20%) of the Company’s total workforce. As a result of the rationalization plan, the Company recorded $388,000 in one-time severance and other employee termination-related costs that has been accrued for within accrued expenses and will paid in fiscal 2020. The Company is not currently aware of any other significant charges it will incur as a result of the rationalization plan.

Transaction Costs

The Company incurred costs to (i) sell the ECM Assets and (ii) account for the immaterial correction of an error in the third quarter ended October 31, 2019. In the sale of the ECM Assets, the Company incurred approximately $631,000 of cost from its financial adviser, legal cost and certain consulting costs that were not conditioned upon the successful sale of the ECM Assets. These costs were accrued as of January 31, 2020. The Company incurred approximately $1,300,000 of additional transaction cost that were incurred or conditioned upon closing the sale of the ECM Assets that are recorded in February 2020 (the date of closing the ECM Assets). Separately, the Company incurred approximately $230,000 of legal and accounting cost in conjunction with the company’s immaterial correction of an error (See above in this Note). These costs were necessary to file the Company’s third quarter, 10-Q, for the period ended October 30, 2019 and this was completed on January 8, 2020.

Impairment of Long-Lived Assets

The Company acquired a product known as Clinical Analytics in its portfolio in October 2013. As a result of its focused attention in the marketplace on the middle of the revenue cycle, the Company moved away from selling the product. The Company identified a triggering event in the fourth quarter of fiscal 2018 for impairment of long-lived asset associated with Clinical Analytics. The Company sole customer on Clinical Analytics terminated its contract. Upon review, the Company has determined that the market for Clinical Analytics and for the middle of the revenue cycle are very different, and accordingly, the Company does not anticipate or forecast future sales for this product. The Company has determined that intangible assets and remaining software development associated with Clinical Analytics were fully impaired and should be removed from its balance sheet. In the fourth quarter of fiscal 2018, we took a charge to income of $3,681,000 for impairment of the long-lived intangible assets ($3,226,000) and the remaining software development costs ($455,000) associated with this product. The Company has no other intangible assets or software development that is not associated with its core solutions in the middle of the revenue cycle.

Loss on Exit of Operating Lease

In an effort to reduce ongoing operating expenses, we closed our New York office in the second quarter of fiscal 2018 and subleased the office space for the remaining period of the original lease term, which ended on November 2019. As a result of vacating and subleasing the office, we recorded a $472,000 loss on exit of the operating lease in the second quarter of fiscal 2018, which captures the net cash flows associated with the vacated premises, including receipts of rent from our sublessee totaling $384,000, and the $48,000 loss incurred on the disposal of fixed assets. In addition, in the third quarter of fiscal 2018, we assigned our then current Atlanta office lease that would have expired in November 2022 and entered into a membership agreement to occupy shared office space in Atlanta. As a result of assigning the office lease, we recorded a $562,000 loss on exit of the operating lease in fiscal 2018.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the normal course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether to accrue for a loss contingency and adjust any previous accrual.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. The standard became effective for us on February 1, 2020. Early adoption of this update is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, to remove, modify, and add certain disclosure requirements within Topic 820 in order to improve the effectiveness of fair value disclosures in the notes to financial statements. The standard became effective for us on February 1, 2020. We are currently evaluating the impact of adoption of this new standard and do not believe that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The standard will become effective for us on February 1, 2021. We are currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures.

NOTE 3 — PREFERRED STOCK

Redemption of Series A Convertible Preferred Stock

On October 16, 2019, the Company issued 9,473,691 shares of common stock in consideration for aggregate proceeds of $9,663,000 in a private placement transaction. Each share of common stock was sold at $1.02 per share. The proceeds from the sale of common stock were used to redeem all 2,895,464 outstanding shares of Series A Convertible Preferred Stock at $2.00 per share for a total redemption payment of $5,813,000, which includes $22,000 in direct costs associated with the redemption.

Pursuant to the guidance in ASC 260-10-S99-2 for redemptions of preferred stock, the Company compared the difference between the carrying amount of the Series A Convertible Preferred Stock, net of issuance costs, of $8,686,000 to the fair value of the consideration transferred of $5,813,000, which was reduced by the commitment date intrinsic value of the conversion option since the redemption included the reacquisition of a previously recognized beneficial conversion feature of $2,021,000, and added this difference to net income to arrive at income available to common stockholders in the calculation of basic earnings per share. As the carrying value of the Series A Convertible Preferred Stock was $8,686,000 on the date of redemption, the Company reflected the resulting return from the preferred stockholders of $4,894,000 as an adjustment to net income (loss) attributable to common stockholders in the Company’s basic and diluted EPS calculations for year ended January 31, 2020.

Balance at January 31, 2019	$8,686,000
Redemption of Series A Convertible Preferred Stock	(5,791,000)
Fees paid for redemption of Series A Convertible Preferred Stock	(22,000)
Previously recognized beneficial conversion feature	2,021,000
Return from the preferred stockholders	$4,894,000

See Note 2 for the Company’s basic and diluted EPS calculations.

NOTE 4 — OPERATING LEASES

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

Our only operating lease relates to our New York office sublease, which expired in November 2019. In the second quarter of fiscal year 2018, we closed our New York office and subleased the office space for the remaining period of the original lease term. As a result of vacating and subleasing the office, we recorded a $472,000 loss on exit of the operating lease in fiscal year 2018. The Company sub-subleases the office space for $24,000 per month until the lease expired on November 30, 2019. The Company has not been relieved of its leasing obligation during the sub-lease period. The associated cease use liability reduced the right-of-use asset upon adoption of ASC 842. The Company used a discount rate of 8.0% to determine the lease liability.

Total costs associated with leased assets are as follows:

Year Ended January 31, 2020
Operating lease cost	$189,000
Sublease income	(240,000)
Total operating lease income	$(51,000)

In fiscal 2019, operating lease payments of $478,000 and cash receipts from the sublease totaling $240,000 were included within cash flows from operating activities in the consolidated statements of cash flows.

In the third quarter of fiscal 2018, we assigned our then current Atlanta office lease that would have expired in November 2022 and entered into a membership agreement to occupy shared office space in Atlanta. As a result of assigning the office lease, we recorded a $562,000 loss on exit of the operating lease in the third quarter of fiscal 2018. As of January 31, 2019, the total minimum rentals due and to be received under this noncancelable sublease were $478,000 and $216,000, respectively. The membership agreement does not qualify as a lease under ASC 842 as the owner has substantive substitution rights, therefore the Company recognizes expenses as incurred. See Note 12 – Commitments and Contingencies for further details on our shared office arrangement.

Rent and leasing expense for facilities and equipment was $174,000 and $964,000 for fiscal years 2019 and 2018, respectively. Substantially all, of the Company’s rent expense for fiscal year 2019 is related to the membership agreement with WeWork (a shared office space located in Atlanta, GA) which is not considered a lease.

The Company entered into a new operating lease for its corporate headquarters subsequent to January 31, 2020, see Note 14.

NOTE 5 — DEBT

Term Loan and Line of Credit with Wells Fargo

On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto. Pursuant to the Credit Agreement, the lenders agreed to provide a $10,000,000 senior term loan and a $5,000,000 revolving line of credit to our primary operating subsidiary. Amounts outstanding under the Credit Agreement bear interest at either LIBOR or the base rate, as elected by the Company, plus an applicable margin. Subject to the Company’s leverage ratio, pursuant to the terms of the amendment to the Credit Agreement entered into as of April 15, 2015, the applicable LIBOR rate margin varies from 4.25% to 6.25%, and the applicable base rate margin varies from 3.25% to 5.25%, plus, after the effective date of the amendment to the Credit Agreement entered into as of September 11, 2019, a “paid in kind” rate, or PIK Rate, of 2.75%. Amendments to the Credit Agreement reduced the Company’s capacity on the existing revolving credit from $5,000,000 to $1,500,000 and extended the original term loan and line of credit maturity date to August 21, 2020. The senior term loan principal balance was payable in quarterly installments, which started in March 2015 and would continue through the maturity date, with the full remaining unpaid principal balance due at maturity. Financing costs associated with the new credit facility were being amortized over its term on a straight-line basis, which is not materially different from the effective interest method.

The Credit Agreement included customary financial covenants, including the requirements that the Company maintain minimum liquidity and achieve certain minimum EBITDA levels (as defined in the Credit Agreement). In addition, the Credit Agreement prohibited the Company from paying dividends on the common and preferred stock.

In connection with entering into the Loan and Security Agreement with Bridge Bank as discussed below, the Company terminated the Credit Agreement, as amended from time to time, effective December 11, 2019, and repaid all outstanding amounts due thereunder.

Term Loan and Revolving Credit Facility with Bridge Bank

On December 11, 2019, the Company entered into a new Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, consisting of a $4,000,000 term loan and a $2,000,000 revolving credit facility. The proceeds from the term loan were used to repay all outstanding balances under its existing term loan with Wells Fargo Bank. Amounts outstanding under the new term loan shall bear interest at a per annum rate equal to the higher of (a) the Prime Rate (as published in The Wall Street Journal) plus 1.50% or (b) 6.50%. Under the terms of the Loan and Security Agreement the Company shall make interest-only payments through the twelve-month anniversary date after which the Company shall repay the new term loan in thirty-six equal and consecutive installments of principal, plus monthly payments of accrued interest. The term loan and revolving credit facility provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. The outstanding term loan is secured by substantially all of our assets. Financing costs associated with the Loan and Security Agreement are being amortized over its term on a straight-line basis, which is not materially different from the effective interest method.

The new revolving credit facility has a maturity date of twenty-four months and advances shall bear interest at a per annum rate equal to the higher of (a) the Prime Rate (as published in The Wall Street Journal) plus 1.25% or (b) 6.25%. The revolving credit facility can be advanced based upon 80% of eligible accounts receivable, as defined in the Loan and Security Agreement.

The Loan and Security Agreement, as amended, includes financial covenants, including requirements that the Company maintain a minimum asset coverage ratio and certain other financial covenants, including requirements that the Company shall not deviate by more than fifteen percent its revenue projections over a trailing three-month basis or the Company’s recurring revenue shall not deviate by more than twenty percent over a cumulative year-to-date basis of its revenue projections. In addition, beginning on December 31, 2019, the Company’s Bank EBITDA, measured on a monthly basis over a trailing three-month period then ended, shall not deviate by the greater of thirty percent its projected Bank EBITDA or $150,000. The agreement also requires the Company to maintain a minimum Asset Coverage Ratio. The Asset Coverage Ratio is determined based on the ratio of unrestricted cash plus certain accounts that arise in the ordinary course the Company’s business divided by all outstanding obligations to the bank. Pursuant to the terms of the new Loan and Security Agreement, the Company is required to maintain a minimum Asset Coverage Ratio of at least 0.75 to 1.00 from December 31, 2019 through November 30, 2020 and a minimum Asset Coverage Ratio of at least 1.50 to 1.00 each month thereafter. The Company was in compliance with the asset coverage ratio covenant, however, was not compliant with the EBITDA covenant, as described above. An appropriate waiver was received by Bridge Bank for the covenant violation as of January 31, 2020. Based upon the borrowing base formula set forth in the Loan and Security Agreement, as of January 31, 2020, the Company had access to the full amount of the $2,000,000 revolving credit facility. As of January 31, 2020, the Company had no outstanding borrowings under the revolving credit facility

In connection with entering into the Loan and Security Agreement discussed above, effective December 11, 2019 the Company terminated the Credit Agreement with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto., dated November 21, 2014, as amended from time to time, and repaid all outstanding amounts due thereunder.

As described in Note 14 – Subsequent Events, in February 2020 the Company prepaid the $4.0 million outstanding term loan with Bridge Bank in full with proceeds from the sale of the ECM Business, as required under the Loan and Security Agreement. Accordingly, we reclassified the term loan from non-current to current on the consolidated balance sheet as of January 31, 2020.

Outstanding principal balances on debt consisted of the following at:

	January 31, 2020	January 31, 2019
Term loan	$4,000,000	$4,030,000
Deferred financing cost	(175,000)	(82,000)
Total	3,825,000	3,948,000
Less: Current portion	(3,825,000)	(597,000)
Non-current portion of debt	$—	$3,351,000

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

	January 31, 2020
	Estimated		Accumulated
	Useful Life	Gross Assets	Amortization	Net Assets
Finite-lived assets:
Client relationships	5-10 years	$5,397,000	$4,282,000	$1,115,000

	January 31, 2019
	Estimated		Accumulated
	Useful Life	Gross Assets	Amortization	Net Assets
Finite-lived assets:
Client relationships	5-10 years	$5,397,000	$3,756,000	$1,641,000
Covenants not to compete	3 years	130,000	102,000	28,000
Total		$5,527,000	$3,858,000	$1,669,000

In fiscal 2018, we recognized an impairment charge of $3,681,000 as the carrying value of finite-lived intangible assets and capitalized product development cost relating to our Clinical Analytics solution no longer appeared recoverable. This impairment charge is included in the “Impairment of long-lived assets” line in our consolidated statements of operations. See Note 12 – Commitments and Contingencies for royalty liability associated with our Clinical Analytics solution.

The Company recognized amortization expense on intangible assets of $554,000 and $937,000 for fiscal years 2019 and 2018, respectively.

Future amortization expense for intangible assets is estimated as follows:

Annual Amortization Expense
2020	$491,000
2021	455,000
2022	169,000
Total	$1,115,000

NOTE 7 — INCOME TAXES

Income taxes consist of the following:

	Fiscal Year
	2019	2018
Current tax (expense) benefit:
Federal	$—	$7,000
State	(22,000)	(7,000)
Total current provision	(22,000)	—
Deferred tax expense:
Federal	—	—
State	—	—
Total deferred tax benefit	—	—
Current and deferred tax expense	$(22,000)	$—

The income tax benefit differs from the amount computed using the federal statutory income tax rates of 21% for fiscal 2019 and 2018 as follows:

	Fiscal Year
	2019	2018
Federal tax benefit at statutory rate	$(591,000)	$(1,232,000)
State and local tax expense, net of federal (benefit)	18,000	(95,000)
Decrease in valuation allowance	(178,000)	(767,000)
Permanent items:
Incentive stock options	8,000	18,000
Other	7,000	1,000
Reserve for uncertain tax position	29,000	32,000
R&D Credit (Federal)	(144,000)	(158,000)
R&D Credit (State)	—	134,000
Expiring carryforwards	463,000	1,965,000
Stock-based compensation	70,000	73,000
Other	340,000	29,000
Income tax expense	$22,000	$—

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences and credits are as follows:

	January 31,
	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$24,000	$84,000
Deferred revenue	26,000	63,000
Accruals	45,000	141,000
Net operating loss carryforwards	10,063,000	9,532,000
Stock compensation expense	70,000	205,000
Property and equipment	6,000	30,000
R&D credit	1,365,000	1,102,000
Other	153,000	133,000
Total deferred tax assets	11,752,000	11,290,000
Valuation allowance	(10,902,000)	(11,045,000)
Net deferred tax assets	850,000	245,000
Deferred tax liabilities:
Finite-lived intangible assets	(850,000)	(245,000)
Total deferred tax liabilities	(850,000)	(245,000)
Net deferred tax liabilities	$—	$—

At January 31, 2020, the Company had U.S. federal net operating loss carry forwards of $43,053,000. $32,920,000 of these net operating losses expire at various dates through fiscal 2037. The remaining $10,133,000 of these net operating losses can be carried forward indefinitely under the provisions of the Tax Cuts and Jobs Act (TCJA). The TCJA also eliminated the ability to carryback net operating losses. The Company also had state net operating loss carry forwards of $16,845,000 and Federal R&D credit carry forwards of $1,521,000, and Georgia R&D credit carry forwards of $188,000, all of which expire through fiscal 2039.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company established a valuation allowance of $10,902,000 and $11,045,000 at January 31, 2020 and 2019, respectively. The decrease in the valuation allowance of $143,000 was driven primarily by the expiration of federal net operating loss carry forwards.

The Company and its subsidiary are subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through January 31, 2016. All material state and local income tax matters have been concluded for years through January 31, 2015. The Company is no longer subject to IRS examination for periods prior to the tax year ended January 31, 2016; however, carryforward losses that were generated prior to the tax year ended January 31, 2016 may still be adjusted by the IRS if they are used in a future period.

The Company has recorded a reserve, including interest and penalties, for uncertain tax positions of $304,000 and $275,000 as of January 31, 2020 and 2019, respectively. As of January 31, 2020 and 2019, the Company had no accrued interest and penalties associated with unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	2019	2018
Beginning of fiscal year	$275,000	$295,000
Additions for tax positions for the current year	30,000	32,000
Additions for tax positions of prior years	—	—
Subtractions for tax positions of prior years	(1,000)	(52,000)
End of fiscal year	$304,000	$275,000

NOTE 8 — MAJOR CLIENTS

During fiscal year 2019 and 2018, no one individual client accounted for 10% or more of our total revenues. Four clients represented 17%, 15%, 11% and 10%, respectively, of total accounts receivable as of January 31, 2020 and two clients represented 12% and 9%, respectively, of total accounts receivable as of January 31, 2019.

NOTE 9 — EMPLOYEE RETIREMENT PLAN

The Company has established a 401(k) retirement plan that covers all associates. Company contributions to the plan may be made at the discretion of the board of directors. The Company matched 100% up to the first 4% of compensation deferred by each associate in the 401(k) plan through December 31, 2018. Effective January 1, 2019, the Company’s matched amount was decreased to 50% up to the first 4% of compensation deferred by each associate. The total compensation expense for this matching contribution was $262,000 and $483,000 in fiscal 2019 and 2018, respectively.

NOTE 10 — EMPLOYEE STOCK PURCHASE PLAN

Though December 2019, the Company had an Employee Stock Purchase Plan under which associates were able to purchase up to 1,000,000 shares of common stock. Under the plan, eligible associates could elect to contribute, through payroll deductions, up to 10% of their base pay to a trust during any plan year, i.e., January 1 through December 31 of the same year. Semi-annually, typically in January and July of each year, the plan issued, for the benefit of the employees, shares of common stock at the lesser of (a) 85% of the fair market value of the common stock on the first day of the vesting period (January 1 or July 1), or (b) 85% of the fair market value of the common stock on the last day of the vesting period (June 30 or December 31 of the same year).

The Company recognized compensation expense of $4,000 for fiscal years 2019 and 2018 under this plan.

During fiscal 2019, 5,072 shares were purchased at the price of $0.75 per share and 3,238 shares were purchased at the price of $1.18 per share; during fiscal 2018, 13,339 shares were purchased at the price of $0.69 per share and 10,370 shares were purchased at the price of $1.20 per share. The cash received for shares purchased from the plan was $8,000 and $22,000 in fiscal 2019 and 2018, respectively.

Effective January 1, 2020, the Company discontinued its Employee Stock Purchase Plan.

NOTE 11 — STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s Third Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) replaced the 2005 Incentive Compensation Plan (the “2005 Plan”). Under these plans, the Company is authorized to issue equity awards (stock options, stock appreciation rights or “SARs”, and restricted stock) to directors and associates of the Company. Outstanding awards under the 2005 Plan continue to be governed by the terms of the 2005 Plan until exercised, expired or otherwise terminated or canceled, but no further equity awards are allowed to be granted under the 2005 Plan. Under the 2013 Plan, the Company is authorized to issue a number of shares not to exceed (i) 3,300,000 plus (ii) the number of shares remaining available for issuance under the 2005 Plan as of the date the 2005 Plan was replaced, plus (iii) the number of shares that become available under the 2005 Plan pursuant to forfeiture, termination, lapse, or satisfaction of a 2005 Plan award in cash or property other than shares of common stock. The options granted under the 2013 Plan and 2005 Plan have terms of ten years or less, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant. At January 31, 2020 and 2019, options to purchase 673,603 and 1,355,657 shares of the Company’s common stock, respectively, have been granted and are outstanding under these Plans. There are no SARs outstanding.

Inducement grants are approved by the Company’s compensation committee pursuant to NASDAQ Marketplace Rule 5635(c)(4). The terms of the grants were nearly identical to the terms and conditions of the Company’s stock incentive plans in effect at the time of each inducement grant. For the year ended January 31, 2020, with regard to inducement grants, no stock options were issued, no options expired, 100,000 options were forfeited and no stock options were exercised. For the year ended January 31, 2019, with regard to inducement grants, no stock options were issued, no options expired, 75,000 options were forfeited and no stock options were exercised. As of January 31, 2020 and 2019, there were 125,000 and 225,000 options outstanding, respectively, under inducement grants.

Please see “Restricted Stock” section for information on the restricted shares.

A summary of stock option activity follows:

		Weighted
		Average	Remaining	Aggregate
	Options	Exercise Price	Life in Years	intrinsic value
Outstanding as of February 1, 2019	1,580,657	$3.50
Granted	28,000	1.30
Exercised	—	—
Expired	(158,681)	3.75
Forfeited	(651,373)	3.36
Outstanding as of January 31, 2020	798,603	$3.49	5.19	$—
Exercisable as of January 31, 2020	763,086	$3.58	5.03	$—
Vested or expected to vest as of January 31, 2020	787,980	$3.51	5.14	$—

For fiscal 2019 and 2018, the weighted average grant date fair value of options granted during the year was $0.72 and $1.03, respectively, and the total intrinsic value of options exercised during fiscal 2018 was $13,000. No options were exercised in fiscal 2019.

The fiscal 2019 and 2018 stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for each fiscal year:

	2019	2018
Expected life	6.36 years	6 years
Risk-free interest rate	2.07%	2.89%
Weighted average volatility factor	0.57	0.65
Dividend yield	—	—
Forfeiture rate	29%	20%

At January 31, 2020, there was $25,000 of unrecognized compensation cost related to non-vested stock-option awards. That cost is expected to be recognized over a remaining weighted average period of 1.33 years. The expense associated with stock option awards was $45,000 and $244,000, respectively, for fiscal 2019 and 2018. Cash received from the exercise of options was zero in both fiscal 2019 and 2018.

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

Restricted Stock

The Company is authorized to grant restricted stock awards to associates and directors under the 2013 Plan. The Company has also issued restricted stock as inducement grants to certain new employees. The restrictions on the shares granted generally lapse over a one- to four-year term of continuous employment from the date of grant. On October 17, 2019, our CEO was awarded 250,000 shares of restricted stock: 50,000 of which vested upon grant, 100,000 shares that will vest in four substantially equal quarterly installments commencing on the first anniversary of the date of grant, and 100,000 shares that are subject to performance-based vesting and may vest on July 31, 2020 based upon the achievement of certain growth rates of revenue specified in agreement. The grant date fair value per share of restricted stock, which is based on the closing price of our common stock on the grant date, is expensed on a straight-line basis as the restriction period lapses. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights. A summary of restricted stock award activity for fiscal 2019 and 2018 is presented below:

		Weighted
	Non-vested	Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested balance at January 31, 2018	821,587	$1.59
Granted	826,666	1.15
Vested	(453,537)	1.34
Forfeited	(130,850)	1.61
Non-vested balance at January 31, 2019	1,063,866	$1.27
Granted	912,518	1.26
Vested	(616,806)	1.29
Forfeited	(556,080)	1.31
Non-vested balance at January 31, 2020	803,498	$1.22

At January 31, 2020, there was $1,041,000 of unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a remaining period of 1.68 years.

The expense associated with restricted stock awards was $885,000 and $383,000, respectively, for fiscal 2019 and 2018.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

In fiscal 2018, the Company entered into a membership agreement to occupy shared office space in Atlanta, Georgia. Our new shared office arrangement commenced upon taking possession of the space and ends in November 2020. Fees due under the membership agreement are based on the number of contracted seats and the use of optional office services. As of January 31, 2020, minimum fees due under the shared office arrangement totaled $130,000.

In March 2020, the Company moved its principal offices from the share office space to a subleased office space at 11800 Amber Park Drive, Suite 125, Alpharetta, GA. The office space totals 7,409 square feet and the corresponding sublease expires on March 31, 2023. See Note 14 – Subsequent Events.

Royalty Liability

On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, we paid Montefiore a one-time initial base royalty fee of $3,000,000. Additionally, we originally committed that Montefiore would receive at least an additional $3,000,000 of on-going royalty payments related to future sublicensing of CLG by us within the first six and one-half years of the license term. On July 1, 2018, we entered into a joint amendment to the Royalty Agreement and the existing Software License and Support Agreement with Montefiore to modify the payment obligations of the parties under both agreements. According to the modified provisions, our obligation to pay on-going royalties under the Royalty Agreement was replaced with the obligation to (i) provide maintenance services for 24 months and waive associated maintenance fees, and (ii) pay $1,000,000 in cash by July 31, 2020. As a result of the commitment to fulfill a portion of our obligation by providing maintenance services at no cost, the royalty liability was significantly reduced, with a corresponding increase to deferred revenues. As of January 31, 2020, we had $345,000 in deferred revenues associated with this modified royalty liability. The fair value of the royalty liability as of January 31, 2020 was determined based on the amount payable in cash. As of January 31, 2020 and 2019, the present value of this royalty liability was $969,000 and $905,000, respectively.

Litigation

We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. We are not aware of any legal matters that could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 13 - RELATED PARTY TRANSACTIONS

In the second quarter of fiscal year 2019, in connection with the appointment of Wyche T. “Tee” Green, III, Chairman of the Board of the Company and Managing Member of 121G, LLC (“121G”), as interim President and Chief Executive Officer of the Company, we entered into a consulting agreement with 121G Consulting, LLC (“121G Consulting”), to provide an assessment of the Company’s innovation and growth teams and strategies and to develop a set of prioritized recommendations to be consolidated into a strategic plan for the Company’s leadership team. Mr. Green is a “member” of 121G Consulting, and, accordingly, has a financial interest in that entity. In October 2019, Mr. Green was appointed as President and Chief Executive Officer of the Company on a full-time basis.

For the year ended January 31, 2020, 121G Consulting fees totaled $276,000. Of that amount, $88,000 was included in executive transition cost and $188,000 was included in the Company’s operating cost in the accompanying consolidated statements of operations. As of January 31, 2020, consulting fees payable to 121G Consulting totaled $40,000 and are included in accounts payable in the accompanying consolidated balance sheet.

NOTE 14 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after January 31, 2020, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these consolidated financial statements, except for the following.

Sale of the ECM Business

On February 24, 2020, the Company consummated the previously-announced sale of the Company’s legacy Enterprise Content Management business (the “ECM Business”) pursuant to that certain Asset Purchase Agreement, dated December 17, 2019, as amended (the “Asset Purchase Agreement”), to Hyland Software, Inc. (the “Purchaser”),

Pursuant to the Asset Purchase Agreement, the Purchaser has acquired the ECM Business and assumed certain liabilities of the Seller for a purchase price of $16.0 million, subject to certain adjustments for customer prepayments as set forth in the Asset Purchase Agreement.

In addition, $800,000 of the purchase price will be held in a third-party escrow account, with a scheduled release date on the 15-month anniversary of the closing date to satisfy potential indemnification liabilities of the Company.

Prepayment of Term Loan

On February 24, 2020, in connection with the consummation of the sale of the ECM Business, the Company prepaid the $4.0 million outstanding term loan with Bridge Bank in full as required under the Loan and Security Agreement.

New office space lease

In March 2020, the Company moved its principal offices to a new office space. The total minimal lease payments due under this new sublease, which commenced on March 1, 2020 and expires on March 31, 2023, totals $598,000.

Consulting Agreement with 180 Consulting

On March 19, 2020, as previously disclosed in an 8-k, the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, LLC (“180 Consulting”), pursuant to which 180 Consulting will provide a variety of consulting services including product management, internal systems platform integration and software engineering services, among others, through separate statements of work (“SOWs”). Contemporaneously, the Company entered into three SOWs under the MSA and has contracted to enter into two more SOWs within sixty (60) days of the date of entry into the MSA, the terms and conditions of such SOWs to be determined. The first three SOWs have a future commitment to the Company of $500,000 for services that is to be paid in a combination of cash and stock to 180 Consulting. While no related person has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to us under the MSA and the SOWs may share workspace and administrative costs with 121G Consulting.

The Cares Act and the PPP Loan Program

The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, was signed into law on March 17, 2020. Among other things, the Cares Act provided for a business loan program known as the Paycheck Protection Act (“PPP”). Companies are able to borrow, through the SBA, up to two months of payroll. The Company has filed for approximately $2,300,000 through the SBA for the PPP loan program. The Company has not signed definitive debt agreements, nor has it been notified of funding as it relates to this program.

Novel Coronavirus (COVID-19)

As reported nationally, near the end of the Company’s fiscal year ended January 31, 2020, an outbreak of a novel strain of coronavirus (COVID-19) emerged globally. Additionally, there was a number of cases in the United States by the balance sheet date, January 31, 2020. The Company serves acute care hospitals throughout the United States. It has not been material impacted by the “shelter in place” movements of local and state governments across the United States. Although it is not possible to reliably estimate the length or severity of the pandemic, it could have an adverse financial impact on the Company’s financial condition.

Schedule II

Valuation and Qualifying Accounts and Reserves

Streamline Health Solutions, Inc.

For the two years ended January 31, 2020

		Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other	(1)	Balance at
Description	Period	Expenses	Accounts	Deductions	End of Period
	(in thousands)
Year ended January 31, 2020:
Allowance for doubtful accounts	$345	$(201)	$—	$(48)	$96
Year ended January 31, 2019:
Allowance for doubtful accounts	$349	$13	$—	$(17)	$345

(1)	Uncollectible accounts written of, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 18, 2019, the Audit Committee of the Board of Directors (the “Audit Committee”) of Streamline Health Solutions, Inc. (the “Company”) approved the engagement of Dixon Hughes Goodman LLP (“DHG”) as the Company’s new independent registered public accounting firm, effective as of immediately after the filing of the Company’s Annual Report on Form 10-K, which occurred on April 22, 2019. As a result, on April 18, 2019, the Audit Committee approved the dismissal of RSM US LLP (“RSM”) as the Company’s independent registered public accounting firm, to be effective as of immediately after the filing of the Company’s Annual Report on Form 10-K, which occurred on April 22, 2019. The engagement of DHG was the result of a comprehensive, competitive process conducted by the Company’s Audit Committee.

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

On April 18, 2019, the Company provided RSM with a copy of the disclosures that the Company is making in response to Item 304(a) of Regulation S-K and requested that RSM furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K, and, if not, stating the respects in which it does not agree. The Company has received the requested letter from RSM, and a copy of RSM’s letter was filed on Form 8-K on April 22, 2019.

During the Company’s fiscal years ended January 31, 2019 and 2018 and the subsequent interim period through April 22, 2019, neither the Company nor anyone on its behalf consulted with DHG regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that DHG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President (who serves as our principal executive officer) and our Senior Vice President (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (January 31, 2020). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed by, and under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our management and our Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the consolidated financial statements will not be prevented or detected.

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2020, and concluded that during the third quarter ended October 31, 2019, errors related to the “Capitalized software development costs” and related amortization expense for previous periods, existed, and as such our internal control over financial reporting was not effective as of October 31, 2019 and continues to not be effective as of January 31, 2020 as the Company continues its remediation. These immaterial errors resulted from (i) assets that did not begin to be amortized timely due to an administrative error, and (ii) an incorrect method of amortizing the assets due to a misapplication of GAAP. In making the assessment of internal control over financial reporting, management used the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As part of our remediation of the weakness in internal control over financial reporting, we have taken the following actions during the fourth quarter of fiscal 2019: (i) implementing a number of additional policies and procedures (ii) improving the communication between the accounting and engineering departments through required meetings (iii) supervisory review of projects to ensure compliance with the new policies and procedures and (iv) periodic reporting to more effectively monitor the status of projects. The additional policies and procedures include but are not limited to; (a) guidelines on completing projects within two sprints under the Company’s processes for engineering, (b) assignment of accountability, and (c) strict policies around placing projects on temporary “HOLD.”

Our management, in consultation with the Audit Committee of the Board of Directors who evaluated the effectiveness of these adjustments on the Company’s financial statements under Accounting Standards Codification (“ASC”) 250; Accounting Changes and Error Corrections and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, determined that the errors did not materially misstate any previously issued financial statements and the correction of the errors in the current fiscal year is also not material. As such, it was not necessary to restate its previously issued financial statements, or unaudited interim period financial statements.

Changes in Internal Control Over Financial Reporting

The Company has taken the actions described under the above Management Report on Internal Control Over Financial Reporting during the fiscal fourth quarter ended January 31, 2020 in an attempt to remediate a material weakness that existed in the Company’s accounting for amortization expenses for (i) certain software projects underlying its “Capitalized Software Development costs” by not timely amortizing projects that were completed, and (ii) the application of GAAP on amortization of all the capitalized software development costs, as more thoroughly discussed in Note 2, which resulted in the asset not being appropriately amortized and, accordingly, the corresponding amortization expense and net Capitalized Software Development costs balance not being correct in the Company’s consolidated financial statements for fiscal years 2017 and 2018, and the first half of fiscal year 2019.

Except as set forth above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2020 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive compensation will be set forth in the proxy statement for our 2020 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in the proxy statement for our 2020 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Directors Independence

Information regarding certain relationships and related transactions and director independence will be set forth in the proxy statement for our 2020 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be set forth in the proxy statement for our 2020 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) See Index to Consolidated Financial Statements and Schedule Covered by Reports of Registered Public Accounting Firms included in Part II, Item 8 of this annual report on Form 10-K. See Index to Exhibits contained in this annual report on Form 10-K.

(b) Exhibits

See Index to Exhibits contained in this annual report on Form 10-K.

Item 16. Form 10-K Summary

None.

INDEX TO EXHIBITS

EXHIBITS

3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Form 10-Q, as filed with the SEC on September 15, 2014).
3.2	Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014, (Incorporated by reference from Exhibit 3.1 of Form 8-K, as filed with the Commission on April 3, 2014).
4.1	Specimen Common Stock Certificate of Streamline Health Solutions, Inc. (Incorporated by reference from the Registration Statement on Form S-1, File Number 333-01494, as filed with the Commission on April 15, 1996).
10.1#	Streamline Health Solutions, Inc. 1996 Employee Stock Purchase Plan, as amended and restated effective July 1, 2013 (Incorporated by reference from the Registration Statement on Form S-8, File Number 333-188763, as filed with the Commission on May 22, 2013).
10.2#	2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on May 26, 2005).
10.2(a)#	Amendment No. 1 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc.(Incorporated by reference to Annex 1 of Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 13, 2011).
10.2(b)#	Amendment No. 2 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated by reference to Exhibit 4.3 of Registration Statement on Form S-8, as filed with the Commission on November 15, 2012).
10.3#	Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 22, 2019).
10.3(a)#	Form of Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference from Exhibit 10.2 of the Form 8-K, as filed with the Commission August 25, 2014).
10.3(b)#	Form of Restricted Stock Award Agreement for Executives (Incorporated by reference from Exhibit 10.3 of the Form 8-K, as filed with the Commission August 25, 2014).
10.3(c)#	Form of Stock Option Agreement for Executives (Incorporated by reference from Exhibit 10.4 of the Form 8-K, as filed with the Commission August 25, 2014).
10.4#	Employment Agreement, dated October 17, 2019, by and between the Company and Wyche T. “Tee” Green, III (Incorporated by reference to Exhibit 10.2 of the Form 8-K, as filed with the Commission on October 18, 2019).
10.5#	Employment Agreement dated September 10, 2018 by and between Streamline Health Solutions, Inc. and Thomas J. Gibson (Incorporated by reference from Exhibit 10.1 of the Form 10-Q, as filed with the Commission on September 12, 2018).
10.6#	Employment Agreement dated February 5, 2020 by and between Streamline Health Solutions, Inc. and Randolph W. Salisbury (Incorporated by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on February 6, 2020).
10.7#	Employment Agreement dated August 1, 2019 by and between Streamline Health Solutions, Inc. and William G. Garvis (Incorporated by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on August 6, 2019).
10.8#	Form of Indemnification Agreement for all directors and officers of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.1 of the Form 8-K, as filed with the Commission on June 7, 2006).

10.9	Software License and Royalty Agreement dated October 25, 2013 between Streamline Health, Inc. and Montefiore Medical Center (Incorporated by reference from Exhibit 10.2 of the Form 10-Q, as filed with the Commission on December 17, 2013).
10.9(a)	Joint Amendment dated July 1, 2018, to the Software License and Support Agreement and the Software License and Royalty Agreement by and between Streamline Health Solutions, Inc. and Montefiore Medical Center (Incorporated by reference from Exhibit 10.2 of the Form 10-Q, as filed with the Commission on September 12, 2018).
10.10	Loan and Security Agreement dated as of December 11, 2019 by and among Bridge Bank, a division of Western Alliance Bank, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.5 of the Form 10-Q, as filed with the Commission on January 7, 2020).
10.11	Securities Purchase Agreement, dated October 10, 2019, between the Company and each purchaser identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 of the Form 8-K, as filed with the Commission on October 11, 2019).
10.12	Registration Rights Agreement, dated October 10, 2019, between the Company and each of the several purchasers signatory thereto (Incorporated by reference to Exhibit 10.2 of the Form 8-K, as filed with the Commission on October 11, 2019).
10.13	Asset Purchase Agreement, dated December 17, 2019, by and among the Company, Streamline Health, Inc., and Hyland Software, Inc. (Incorporated by reference to Exhibit 2.1 of the Form 8-K, as filed with the Commission on December 18, 2019).
10.13(a)	Amendment No. 1 to the Asset Purchase Agreement, dated January 7, 2020, by and among the Company, Streamline Health, Inc., and Hyland Software, Inc. (Incorporated by reference from Exhibit 10.6 of the Form 10-Q, as filed with the Commission on January 7, 2020).
14.1	Code of Business Conduct and Ethics (Incorporated by reference from Exhibit 14.1 of the Form 10-K, as filed with the Commission on April 16, 2015).
16.1	Letter, dated April 22, 2019, from RSM US LLP to the Securities and Exchange Commission (Incorporated by reference from Exhibit 16.1 of the Form 8-K, as filed with the Commission on April 22, 2019).
21.1*	Subsidiaries of Streamline Health Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP
23.2*	Consent of Independent Registered Public Accounting Firm - RSM US LLP
24	Power of Attorney (included in signature page)
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Streamline Health Solutions, Inc.’s Annual Report on Form 10- K for the fiscal year ended January 31, 2020 filed with the SEC on April 30, 2019, formatted in XBRL includes: (i) Consolidated Balance Sheets at January 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the two years ended January 31, 2020, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the two years ended January 31, 2020, (iv) Consolidated Statements of Cash Flows for the two years ended January 31, 2020, and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

#	Management Contracts and Compensatory Arrangements.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

By:	/S/ WYCHE T. “TEE” GREEN, III
Wyche T. “Tee” Green, III
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Wyche T. “Tee” Green, III and Thomas J. Gibson, and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

DATE: April 22, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/S/ WYCHE T. “TEE” GREEN, III	Chief Executive Officer and Director	April 22, 2020
Wyche T. “Tee” Green, III	(Principal Executive Officer)

/s/ JONATHAN R. PHILLIPS	Director	April 22, 2020
Jonathan R. Phillips

/s/ JUSTIN FERAYORNI	Director	April 22, 2020
Justin Ferayorni

/s/ JUDITH E. STARKEY	Director	April 22, 2020
Judith E. Starkey

/s/ KENAN H. LUCAS	Director	April 22, 2020
Kenan H. Lucas

/s/ THOMAS J. GIBSON	Chief Financial Officer	April 22, 2020
Thomas J. Gibson	(Principal Financial Officer and Principal Accounting Officer)

