Form 10-Q
period 2020-04-30
STREAMLINE HEALTH SOLUTIONS INC.
filed 2020-06-11
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-28132

STREAMLINE HEALTH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1455414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11800 Amber Park Drive, Suite 125

Alpharetta, GA 30009

(Address of principal executive offices) (Zip Code)

(888) 997-8732

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	STRM	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of June 8, 2020: 31,246,011

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

(Unaudited)

	As of
	April 30, 2020	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$6,560,000	$1,649,000
Accounts receivable, net of allowance for doubtful accounts of $80,000 and $96,000, respectively	688,000	2,016,000
Contract receivables	867,000	803,000
Prepaid and other current assets	525,000	501,000
Current assets of discontinued operations	168,000	1,585,000
Total current assets	8,808,000	6,554,000
Non-current assets:
Property and equipment, net	84,000	98,000
Right-of use asset for operating lease	513,000	—
Capitalized software development costs, net of accumulated amortization of $7,572,000 and $7,283,000, respectively	5,972,000	5,782,000
Intangible assets, net of accumulated amortization of $4,405,000 and $4,282,000, respectively	992,000	1,115,000
Goodwill	10,712,000	10,712,000
Other	1,377,000	611,000
Long-term assets of discontinued operations	48,000	6,826,000
Total non-current assets	19,698,000	25,144,000
Total assets	$28,506,000	$31,698,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

(Unaudited)

	As of
	April 30, 2020	January 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289,000	$756,000
Accrued expenses	848,000	1,395,000
Accrued income taxes	935,000	—
Current portion of term loan, less deferred financing cost	686,000	3,872,000
Deferred revenues	2,262,000	3,593,000
Royalty liability	986,000	969,000
Current portion of operating lease obligation	177,000	—
Current liabilities of discontinued operations	398,000	5,053,000
Total current liabilities	6,581,000	15,638,000
Non-current liabilities:
Term loan payable, less current portion	1,615,000	—
Deferred revenues, less current portion	39,000	55,000
Operating lease obligation, less current portion	352,000	—
Total non-current liabilities	2,006,000	55,000
Total liabilities	8,587,000	15,693,000

Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 30,914,826 and 30,530,643 shares issued and outstanding, respectively	309,000	305,000
Additional paid in capital	95,350,000	95,113,000
Accumulated deficit	(75,740,000)	(79,413,000)
Total stockholders’ equity	19,919,000	16,005,000
	$28,506,000	$31,698,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

(Unaudited)

	Three Months Ended April 30,
	2020	2019
Revenues:
System sales	$—	$221,000
Professional services	181,000	455,000
Audit services	544,000	395,000
Maintenance and support	1,258,000	1,452,000
Software as a service	861,000	641,000
Total revenues	2,844,000	3,164,000
Operating expenses:
Cost of system sales	77,000	64,000
Cost of professional services	265,000	426,000
Cost of audit services	360,000	303,000
Cost of maintenance and support	186,000	127,000
Cost of software as a service	382,000	107,000
Selling, general and administrative expense	2,291,000	2,421,000
Research and development	684,000	589,000
Loss on exit of membership agreement	105,000	—
Total operating expenses	4,350,000	4,037,000
Operating loss	(1,506,000)	(873,000)
Other expense:
Interest expense	(14,000)	(78,000)
Miscellaneous expense	(18,000)	(16,000)
Loss from continuing operations before income taxes	(1,538,000)	(967,000)
Income tax benefit	561,000	325,000
Loss from continuing operations	(977,000)	(642,000)
Income from discontinued operations:
Gain on sale of discontinued operations	6,009,000	—
Income from discontinued operations	137,000	1,282,000
Income tax expense	(1,496,000)	(327,000)
Income from discontinued operations, net of tax	4,650,000	955,000
Net income	$3,673,000	$313,000

Basic Earnings Per Share:
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	0.16	0.04
Net income	$0.13	$0.01
Weighted average number of common shares – basic	29,767,814	19,793,361

Diluted Earnings Per Share:
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	0.15	0.04
Net income	$0.12	$0.01
Weighted average number of common shares – diluted	30,037,716	22,825,037

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

(Unaudited)

			Additional		Total
	Common	Common	paid in	Accumulated	stockholders’
	stock shares	Stock	capital	deficit	equity
Balance at January 31, 2019	20,767,708	$208,000	$82,544,000	$(76,550,000)	$6,202,000
Restricted stock issued	140,000	1,000	(1,000)	—	—
Restricted stock forfeited	(5,367)	—	—	—	—
Share-based compensation	—	—	269,000	—	269,000
Net income	—	—	—	313,000	313,000
Balance at April 30, 2019	20,902,341	$209,000	$82,812,000	$(76,237,000)	$6,784,000

Balance at January 31, 2020	30,530,643	$305,000	$95,113,000	$(79,413,000)	$16,005,000
Restricted stock issued	440,000	4,000	(4,000)	—	—
Restricted stock forfeited	(34,790)	—	—	—	—
Surrender of shares	(21,027)	—	(22,000)	—	(22,000)
Share-based compensation	—	—	263,000	—	263,000
Net income	—	—	—	3,673,000	3,673,000
Balance at April 30, 2020	30,914,826	$309,000	$95,350,000	$(75,740,000)	$19,919,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

(Unaudited)

	Three Months Ended April 30,
	2020	2019
Net Income	3,673,000	313,000
Income from continuing operations, net of tax	4,650,000	955,000
Loss from continuing operations, net of tax	(977,000)	(642,000)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	14,000	8,000
Amortization of capitalized software development costs	289,000	126,000
Amortization of intangible assets	123,000	143,000
Amortization of other deferred costs	75,000	66,000
Valuation adjustments	17,000	15,000
Benefit for income taxes	(561,000)	(325,000)
Loss on exit of membership agreement	105,000	—
Share-based compensation expense	263,000	269,000
Benefit for accounts receivable allowance	(15,000)	(277,000)
Changes in assets and liabilities:
Accounts and contract receivables	1,279,000	(249,000)
Other assets	(49,000)	(122,000)
Accounts payable	(467,000)	111,000
Accrued expenses and other liabilities	(652,000)	(593,000)
Deferred revenues	(1,347,000)	(14,000)
Net cash used in operating activities	(1,903,000)	(1,484,000)
Net cash from operating activities – discontinued operations	(2,270,000)	2,277,000
Cash flows from investing activities:
Proceeds from sale of ECM Assets	11,284,000	—
Purchases of property and equipment	—	(38,000)
Capitalization of software development costs	(479,000)	(790,000)
Net cash provided by (used in) investing activities	10,805,000	(828,000)
Net cash from investing activities – discontinued operations	—	(180,000)
Cash flows from financing activities:
Repayment of bank term loan	(4,000,000)	(149,000)
Proceeds from term loan payable	2,301,000	—
Other	(22,000)	(3,000)
Net cash used in financing activities	(1,721,000)	(152,000)
Net increase (decrease) in cash and cash equivalents	4,911,000	(367,000)
Cash and cash equivalents at beginning of period	1,649,000	2,376,000
Cash and cash equivalents at end of period	$6,560,000	$2,009,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

April 30, 2020

NOTE 1 — BASIS OF PRESENTATION

Streamline Health Solutions, Inc. and its subsidiary (“we”, “us”, “our”, “Streamline”, or the “Company”) operates in one segment as a provider of healthcare information technology solutions and associated services. The Company provides these capabilities through the licensing of its CDI, Abstracting and eValuator coding analysis platform, and financial management solutions through both licensing arrangements and software as a service (“SaaS”) contracts. The Company also provides audit and coding services to help clients optimize their internal clinical documentation and coding functions, as well as implementation and consulting services to complement its software solutions. The Company’s software and services enable hospitals and integrated healthcare delivery systems in the United States and Canada to capture, store, manage, route, retrieve and process patient clinical, financial and other healthcare provider information related to the patient revenue cycle.

The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The condensed consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and its wholly-owned subsidiary, Streamline Health, Inc. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2021.

The Company determined that it has one operating segment and one reporting unit due to the single nature of our products, product development and distribution process, and customer base as a provider of computer software-based solutions and services for healthcare providers.

On February 24, 2020, the Company sold a portion of its business (the ECM Assets). The Company signed the definitive agreement in December 2019 and prepared and filed a proxy statement to obtain shareholder vote on the transaction. We applied the standard of ASC 205-20-1 to ascertain the timing of accounting for the discontinued operations. Based on ASC 205-20-1, the Company determined that it did not have the authority to sell the assets until the date of the shareholder vote which was February 21, 2020. Accordingly, the Company did not present the ECM Assets as held for sale in previously filed financial statements. On February 21, 2020, the Company having the authority and ability to consummate the sale of the ECM Assets, met the criteria to present discontinued operations as described in ASC 205-20-1. Accordingly, the Company is reporting the results of operations and cash flows, and related balance sheet items associated with the ECM Assets in discontinued operations in the accompanying condensed consolidated statements of operations, cash flows and balance sheets for the current and comparative prior periods. Refer to Note 8 – Discontinued Operations for details of our discontinued operations.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the fiscal year 2019 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes to the consolidated financial statements contained in the Annual Report on Form 10-K when reviewing interim financial results.

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

Reclassification

Certain amounts in the preparation of financial statements for the three months ended April 30, 2020, resulted in reclassifications of the three months ended April 30, 2019 and balance sheet as of January 31, 2020. A total of $47,000 for deferred financing cost related to the revolving credit agreement was reclassified from debt to other assets in the accompanying condensed consolidated balance sheet as of January 31, 2020 to be consistent with the presentation as of April 30, 2020. The Company paid the term loan on February 24, 2020, and accordingly wrote-off the portion of deferred financing cost related to the term loan through discontinued operations.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of our long-term debt approximates fair value since the variable interest rates being paid on the amounts approximate the market interest rate. Long-term debt is classified as Level 2. There were no transfers of assets or liabilities between Levels 1, 2, or 3 during the three months ended April 30, 2020 and 2019.

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

		Quoted Prices	Significant Other	Significant
	Total Fair	in Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At April 30, 2020
Royalty liability (1)	$986,000	$—	$—	$986,000

At January 31, 2020
Royalty liability (1)	$969,000	$—	$—	$969,000

(1)	The fair value of the royalty liability was determined based on discounting the portion of the modified royalty commitment payable in cash (refer to Note 7 – Commitments and Contingencies for additional information on our royalty liability). Fair value adjustments are included within miscellaneous expense in the condensed consolidated statements of operations.

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

Software-Based Solution Professional Services

The Company provides various professional services to customers with software licenses. These include project management, software implementation and software modification services. Revenues from arrangements to provide professional services are generally distinct from the other promises in the contract and are recognized as the related services are performed. Consideration payable under these arrangements is either fixed fee or on a time-and-materials basis, and is recognized over time as the services are performed

Software as a Service

SaaS-based contracts include use of the Company’s platform, implementation, support and other services which represent a single promise to provide continuous access to its software solutions. The Company recognizes revenue over the term of the life of the contract.

Audit Services

The Company provides technology-enabled coding audit services to help clients review and optimize their internal clinical documentation and coding functions across the applicable segment of the client’s enterprise. Audit services are a separate performance obligation. We recognize revenue as the services are performed.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Three Months Ended April 30, 2020
	Recurring Revenue	Non-recurring Revenue	Total
Systems sales	$—	$—	$—
Professional services	—	181,000	181,000
Audit services	—	544,000	544,000
Maintenance and support	1,258,000	—	1,258,000
Software as a service	861,000	—	861,000
Total revenue:	$2,119,000	$725,000	$2,844,000

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract. Our contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the year first three months ended April 30, 2020, we recognized approximately $1,687,000 in revenue from deferred revenues outstanding as of January 31, 2020. Revenue allocated to remaining performance obligations was $12.5 million as of April 30, 2020, of which the Company expects to recognize approximately 52% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

We defer the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the contractual term. As of April 30, 2020 and January 31, 2020, we had deferred costs of $152,000 and $144,000, respectively, net of accumulated amortization of $317,000 and $332,000, respectively. Amortization expense of these costs was $33,000 and $50,000 in first quarter ended April 30, 2020 and 2019, respectively. There were no impairment losses for these capitalized costs for the fiscal years 2019 and 2018.

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

Deferred commissions costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totaled $407,000 and $421,000, respectively, as of April 30, 2020 and January 31, 2020. In the first three months ended April 30, 2020 and 2019, $31,000 and $18,000, respectively, in amortization expense associated with deferred sales commissions was included in selling, general and administrative expenses on the consolidated statements of operations. There were no impairment losses for these capitalized costs for these periods.

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period. The Company incurred total compensation expense related to stock-based awards of $263,000 and $269,000 in the first three months ending April 30, 2020 and 2019, respectively.

The fair value of the stock options granted was estimated at the date of grant using a Black-Scholes option pricing model. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical data (such as, volatility factor, expected term and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market close price per share on the grant date. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically a one- to four-year service period to the Company.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credit and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. Refer to Note 6 - Income Taxes for further details.

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At April 30, 2020, the Company believes it has appropriately accounted for any uncertain tax positions.

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

Our unvested restricted stock awards are considered non-participating securities because holders are not entitled to non-forfeitable rights to dividends or dividend equivalents during the vesting term. In accordance with ASC 260, securities are deemed not to be participating in losses if there is no obligation to fund such losses. The Series A Convertible Preferred Stock does not participate in losses, and as a result, the Company does not allocate losses to these securities in periods of loss. Diluted EPS for our common stock is computed using the more dilutive of the two-class method or the “if-converted” and treasury stock methods. Refer to Note 5 – Convertible Preferred Stock for further discussion of the redemption of our Series A Convertible Preferred Stock.

The following is the calculation of the basic and diluted net earnings (loss) per share of common stock:

	Three Months Ended
	April 30, 2020	April 30, 2019
Basic earnings (loss) per share:
Continuing operations
Loss from continuing operations, net of tax	$(977,000)	$(642,000)
Basic net loss per share of common stock from continuing operations	$(0.03)	$(0.03)

Discontinued operations
Gain from discontinued operations, net of tax	$4,650,000	$955,000
Less: Allocation of earnings to participating securities	-	(127,000)
Income available to common shareholders from discontinued operations	$4,650,000	$828,000
Basic net earnings per share of common stock from discontinued operations	$0.16	$0.04

Diluted earnings (loss) per share (2):
Continuing operations
Income available to common shareholders from continuing operations	$(977,000)	$(642,000)
Diluted net loss per share of common stock from continuing operations	$(0.03)	$(0.03)

Discontinued operations
Income available to common shareholders from discontinued operations	$4,650,000	$955,000
Diluted net earnings per share of common stock from discontinued operations	$0.15	$0.04

Weighted average shares outstanding - Basic (1)	29,767,814	19,793,361
Effect of dilutive securities - Stock options, Restricted stock and Series A Convertible Preferred Stock	269,902	3,031,676
Weighted average shares outstanding – Diluted	30,037,716	22,825,037

(1)	Excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of April 30, 2020 and 2019, there were 1,124,708 and 1,104,766 unvested restricted shares of common stock outstanding, respectively.
(2)	Diluted EPS for our common stock was computed using the if-converted method, which yields the same result as the two-class method. The two-class method has not been used in the current period as a result of the redemption of the participating securities, See Note 5.

Other Operating Costs

Loss on Exit of Membership Agreement

As of April 30, 2020, minimum fees due under the shared office arrangement totaled $105,000. Accordingly, we recorded an expense for the minimum future commitment under the agreement and accrued the cost to the accompanying consolidated balance sheet. Refer to Note 3 – Operating Leases.

Non-Cash Items

The Company had the following items that were non-cash items related to the condensed consolidated statements of cash flows:

	April 30,
	2020	2019
Escrowed funds from sale of ECM Assets	$800,000	$—
Right-of Use Assets from operating lease	540,000	—

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. The standard became effective for us on February 1, 2020. The adoption of this ASU did not have a significant impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, to remove, modify, and add certain disclosure requirements within Topic 820 in order to improve the effectiveness of fair value disclosures in the notes to financial statements. The standard became effective for us on February 1, 2020. The adoption of this ASU did not have a significant impact on our condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The standard will become effective for us on February 1, 2021. We are currently evaluating the impact of the new standard on our condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends the impairment model to utilize an expected loss methodology in place of the current incurred loss methodology, which will result in the more timely recognition of losses. For smaller reporting entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The ASU, including the subsequently issued codification improvements update (“Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” ASU 2019-04) and the targeted transition relief update (“Financial Instruments-Credit Losses (Topic 326),” ASU 2019-05), is not expected to have a significant impact on the consolidated condensed financial statements.

NOTE 3 — OPERATING LEASES

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Since our lease arrangements do not provide an implicit rate, we use our incremental borrowing rate for the expected remaining lease term at commencement date for new leases and for existing leases, in determining the present value of future lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has made the accounting policy election for building leases to not separate non-leases components.

The Company entered into a new lease for office space in Alpharetta, Georgia, on March 1, 2020. The lease terminates on March 31, 2023. At inception, the Company recorded a right-of use asset of $540,000, and related current and long-term operating lease obligation in the accompanying consolidated balance sheet. As of April 30, 2020, operating lease right-of use assets totaling $513,000, and the associated lease liability is included in both current and long-term liabilities of $177,000 and $352,000, respectively. The Company used a discount rate of 6.5% to the determine the lease liability. For the three months ended April 30, 2020, the Company had operating cost of approximately $32,000. In addition, there were no cash paid for amounts included in the measurement of operating cash flows from operating leases as a result of lease incentives and previous pre-paid rent that has been included as an adjustment to the right-of-use asset at lease inception.

Maturities of operating lease liabilities associated with the Company’s operating lease as of April 30, 2020 are as follows:

2020	$132,000
2021	204,000
2022	210,000
Thereafter	35,000
Total lease payments	581,000
Less present value adjustment	52,000
Present value of lease liabilities	$529,000

Upon signing the new lease in March 2020, the Company abandoned its shared office space in Atlanta and recorded an expense and related liability of $105,000 for the minimum remaining payments required under the agreement with the landlord. The associated expense is recorded in “Loss on exit of membership agreement” in the accompanying statements of operations and is accrued in “accrued expenses” in the accompanying balance sheet. The membership agreement did not qualify as a lease as the owner had substantive substitution rights.

During fiscal year 2019, we had one operating lease related to our New York office sublease, which expired in November 2019. In the second quarter of fiscal 2018, we closed our New York office and subleased the office space for the remaining period of the original lease term. As a result of vacating and subleasing the office, we recorded a $472,000 loss on exit of the operating lease in fiscal 2018. The associated lease liability reduced the right-of-use asset upon adoption of ASC 842. As of November 2019, the lease had expired and there was no minimum rentals due to our lessor or amounts to be received by us from our sublessee. As of April 30, 2019, operating lease right-of use assets totaling $122,000 are recorded in Prepaid and other current assets, and the associated lease liability of $329,000 is included in Accrued expenses within the condensed consolidated balance sheets. The Company used a discount rate of 8.0% to the determine the lease liability. In the three months ended April 30, 2019, the Company had operating cost, and cash operating cash flows, associated the New York lease of $72,000, offset by operating lease income of $60,000.

NOTE 4 — DEBT

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

In connection with entering into the Loan and Security Agreement with Bridge Bank on December 11, 2019, as discussed below, the Company terminated the Credit Agreement and repaid all outstanding amounts due thereunder.

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

The Loan and Security Agreement, as amended, includes financial covenants, including requirements that the Company maintain a minimum asset coverage ratio and certain other financial covenants, including requirements that the Company shall not deviate by more than fifteen percent its revenue projections over a trailing three-month basis or the Company’s recurring revenue shall not deviate by more than twenty percent over a cumulative year-to-date basis of its revenue projections. In addition, beginning on December 31, 2019, the Company’s Bank EBITDA, measured on a monthly basis over a trailing three-month period then ended, shall not deviate by the greater of thirty percent its projected Bank EBITDA or $150,000. The agreement initially required the Company to maintain a minimum Asset Coverage Ratio. However, the Asset Coverage Ratio was eliminated as a covenant under an amendment dated April 11, 2020. The Company obtained a waiver at both January 31, 2020 and April 30, 2020 against its existing covenants. The Company has not provided guidance to external parties due to the potential impacts of COVID-19 on the Company’s revenue. Accordingly, the Company has not established covenants for its fiscal year 2020. The bank has waived the covenants until guidance is provided, however, the Company is unable to draw on its line of credit facility during this time.

As of April 30, 2020 and January 31, 2020, the Company had no outstanding borrowings under the revolving credit facility.

As described herein, on February 24, 2020, the Company prepaid the $4.0 million outstanding term loan with Bridge Bank in full with proceeds from the sale of the ECM Assets, as required under the Loan and Security Agreement. Accordingly, we reclassified the term loan from non-current to current on the consolidated balance sheet as of January 31, 2020. Contemporaneously with the closing of the sale and payment of the term loan, the Company wrote-off approximately $125,000 of deferred financing cost apportioned to the term loan to discontinued operations. The Company reclassified the remaining amount of deferred financing to other assets in the accompanying consolidated balance sheet.

Outstanding principal balances on debt consisted of the following at:

	April 30, 2020	January 31, 2020
Term loan	$—	$4,000,000
Deferred financing cost	—	(128,000)
Total	—	3,872,000
Less: Current portion	—	(3,872,000)
Non-current portion of debt	$—	$—

Term Loan related to “The Coronavirus Aid, Relief, and Economic Security Act”

The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, was signed into law on March 17, 2020. Among other things, the Cares Act provided for a business loan program known as the Paycheck Protection Act (“PPP”). Qualifying companies are able to borrow, through the SBA, up to two months of payroll. We filed for and obtained $2,301,000 through the SBA for the PPP loan program. The Company finalized its agreement for the PPP Loan on April 21, 2020 and was funded on the same date.

The PPP loan carries an interest rate of 1.0% per annum. Principal and interest payments are due, beginning on the seventh month from the effective date, sufficient to satisfy the loan on the second anniversary date. However, under certain criteria, the loan may be forgiven. The Company is accruing interest at 1% in the accompanying condensed consolidated financial statements. The future maturities under the loan are $685,000, and $1,615,000 in the next two twelve month periods from April 30, 2020, respectively.

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

Refer to Note 2 for the Company’s basic and diluted EPS calculations.

NOTE 6 — INCOME TAXES

Income taxes consist of the following:

	April 30,
	2020	2019
Current tax benefit:
Federal	$480,000	$325,000
State	81,000	—
Total current provision	$561,000	$325,000

The benefit from income taxes from continuing operations are off-set by taxes on the gain on sale and taxes from operations of discontinued operations. Additionally, certain tax in the first quarter of April 30, 2020, will generate benefits in the future quarters of fiscal 2020 such that the Company will have no full-year tax payable.

At January 31, 2020, the Company had U.S. federal net operating loss carry forwards of $43,053,000. The Company also had state net operating loss carry forwards of $16,845,000 and Federal R&D credit carry forwards of $1,521,000, and Georgia R&D credit carry forwards of $188,000, all of which expire through fiscal 2039.

The income tax rates on continuing operations of approximately 36.5% are consistent with the federal statutory rates.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

In fiscal 2018, the Company entered into a membership agreement to occupy shared office space in Atlanta, Georgia. Our shared office arrangement commenced upon taking possession of the space and ends in November 2020. Fees due under the membership agreement are based on the number of contracted seats and the use of optional office services. The Company abandoned this shared space in March 2020. As of April 30, 2020, minimum fees due under the shared office arrangement totaled $105,000. Accordingly, we recorded an expense for the minimum future commitment under agreement and accrued the cost to the accompanying consolidated balance sheet. Refer to Note 3 – Operating Leases.

Royalty Liability

On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, we paid Montefiore a one-time initial base royalty fee of $3,000,000. Additionally, we originally committed that Montefiore would receive at least an additional $3,000,000 of on-going royalty payments related to future sublicensing of CLG by us within the first six and one-half years of the license term. On July 1, 2018, we entered into a joint amendment to the Royalty Agreement and the existing Software License and Support Agreement with Montefiore to modify the payment obligations of the parties under both agreements. According to the modified provisions, our obligation to pay on-going royalties under the Royalty Agreement was replaced with the obligation to (i) provide maintenance services for 24 months and waive associated maintenance fees, and (ii) pay $1,000,000 in cash by July 31, 2020. As a result of the commitment to fulfill a portion of our obligation by providing maintenance services at no cost, the royalty liability was significantly reduced, with a corresponding increase to deferred revenues. As of April 30, 2020 and January 31, 2020, we had $138,000 and $345,000, respectively, in deferred revenues associated with this modified royalty liability. The fair value of the royalty liability as of January 31, 2019 was determined based on the amount payable in cash. As of April 30, 2020 and January 31, 2020, the present value of this royalty liability was $986,000 and $ 969,000, respectively.

NOTE 8 – DISCONTINUED OPERATIONS

On February 24, 2020, the Company consummated the previously-announced sale of the Company’s legacy Enterprise Content Management business (the “ECM Assets”) pursuant to that certain Asset Purchase Agreement, dated December 17, 2019, as amended (the “Asset Purchase Agreement”), to Hyland Software, Inc. (the “Purchaser”),

Pursuant to the Asset Purchase Agreement, the Purchaser has acquired the ECM Assets and assumed certain liabilities of the Seller for a purchase price of $16.0 million, subject to certain adjustments for customer prepayments as set forth in the Asset Purchase Agreement.

At closing, the Company realized approximately $5.4 million in net proceeds after (i) repaying the $4.0 million Company’s term loan with Bridge Bank, (ii) adjusting for certain customer prepayments, (iii) the escrow funds of $800,000 and (iv) certain transaction cost. The gain on the sale of assets is summarized as follows:

Net Proceeds, including escrowed funds	$12,084,000
Net tangible assets sold:
Accounts Receivable	(1,130,000)
Prepaid Expenses	(576,000)
Deferred Revenues	4,010,000
Net tangible assets sold	2,304,000
Capitalized software development costs	(1,772,000)
Goodwill	(4,825,000)
Transaction cost	(1,782,000)
Gain on sale of discontinued operations	$6,009,000

The transaction costs were primarily broker cost and cost of legal and accounting to affect the transaction. The Company allocated $4,825,000 in goodwill to the sale of the ECM Assets using a valuation of the ECM Assets and the remaining, go-forward business, to bifurcate its existing goodwill as of February 24, 2020. The amount of goodwill to be included in that carrying amount was based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. Further, in accordance ASC 350-20-35-3A, when only a portion of goodwill is allocated to a business to be disposed of, the remaining portion of the goodwill associated with the reporting unit to be retained was tested for impairment and no impairment was recognized.

As of January 31, 2020, the Company recorded the following into discontinued operations on the accompanying consolidated balance sheets:

	As of
	April 30, 2020	January 31, 2020
Current assets of discontinued operations:
Accounts receivable	$168,000	$1,150,000
Contract receivables	—	17,000
Prepaid Assets	—	418,000
Current assets of discontinued operations	$168,000	$1,585,000
Long-term assets of discontinued operations:
Property and equipment, net	$48,000	$54,000
Capitalized software development cost, net	—	1,816,000
Goodwill	—	4,825,000
Other	—	131,000
Long-term assets of discontinued operations	$48,000	$6,826,000
Current liabilities of discontinued operations:
Accounts payable	$177,000	$514,000
Accrued expenses	29,000	142,000
Deferred revenues	192,000	4,397,000
Current liabilities of discontinued operations	$398,000	$5,053,000

For the three months ending April 30, 2020 and 2019, the Company recorded the following into discontinued operations in the accompanying consolidated statements of operations:

	April 30, 2020	April 30, 2019
Revenues:
System sales	$—	$10,000
Professional services	—	126,000
Maintenance and support	412,000	1,499,000
Software as a service	138,000	559,000
Total revenues	550,000	2,193,000

Expenses:
Cost of sales	285,000	620,000
Selling, general and administrative expenses	—	63,000
Research and development	—	203,000
Deferred financing cost	128,000	—
Other expense	—	25,000
Total expenses	413,000	911,000

Income from discontinued operations	$137,000	$1,282,000

We entered into an agreement with the Purchaser of the ECM Assets to maintain the current data center through a transition period that is expected to be approximately seven months. The Company will continue to pay the rent and maintain the servers within the data center during the transition services period and these amounts will continue to be presented as discontinued operations in future periods throughout fiscal year 2020. In consideration of these transition services, the Company maintained rights to certain customer contracts that provides a revenue stream of approximately $40,000 per month. Therefore, during the transition period as defined the sale agreement, the Company will receive approximately $40,000 in revenue per month and have cost of approximately $30,000. The transition services does not have a finite ending date, however, the goals of both the Purchaser and the Company is to complete the transition as quickly as possible, and with a goal of ending this portion of the agreement by September 2020. The cost to maintain the data center can be eliminated upon the completion of the transition services as described in the Asset Purchase Agreement. Our on-going cost to maintain the data center includes rent, cost of the servers, certain third-party software arrangements, and depreciation of the servers. The property and equipment on the Company’s balance sheet in discontinued operations is the net book value for the related servers in the data center.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

For the year ended January 31, 2020, 121G Consulting fees totaled $276,000. Of that amount, $88,000 was included in executive transition cost and $188,000 was included in the Company’s operating cost in the accompanying consolidated statements of operations. As of January 31, 2020, consulting fees payable to 121G Consulting totaled $40,000 and are included in accounts payable in the accompanying consolidated balance sheet. For the first quarter ended April 30, 2020, the Company incurred fees totaling $70,000 to 121G Consulting.

On March 19, 2020, as previously disclosed in an 8-K, the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, LLC (“180 Consulting”), pursuant to which 180 Consulting will provide a variety of consulting services including product management, internal systems platform integration and software engineering services, among others, through separate statements of work (“SOWs”). Contemporaneously, the Company entered into three SOWs under the MSA and has contracted to enter into two more SOWs within sixty (60) days of the date of entry into the MSA. While no related person has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to us under the MSA and the SOWs may share workspace and administrative costs with 121G Consulting.

During the first quarter ended April 30, 2020, the Company incurred total fees of $82,000 under the terms of the MSA related to 180 Consulting.

NOTE 10 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after April 30, 2020, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements, except for the following.

Novel Coronavirus (COVID-19)

As reported nationally, near the end of the Company’s fiscal year ended January 31, 2020, an outbreak of a novel strain of coronavirus (COVID-19) emerged globally. Additionally, there was a number of cases in the United States by the balance sheet date, January 31, 2020. The Company serves acute care hospitals throughout the United States. These hospitals have been materially impacted by the increased rates of illness based upon the respective geography. The Company has not been materially impacted by the “shelter in place” movements of local and state governments across the United States. Although it is not possible to reliably estimate the length or severity of the pandemic, it could have an adverse financial impact on the Company’s financial condition.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. This Report, therefore, contains statements about future events and expectations which are forward-looking statements within the meaning of Sections 27A of the Securities Act, as amended, and 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue, income, receivables, backlog, client attrition, acquisitions and other growth opportunities, sources of funding operations and acquisitions, the integration of our solutions, the performance of our channel partner relationships, the sufficiency of available liquidity, research and development, and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 and in our subsequent filings with the Securities Exchange Commission, and include among others, the following:

●	competitive products and pricing;

●	product demand and market acceptance;

●	entry into new markets;

●	new product and services development and commercialization;

●	key strategic alliances with vendors and channel partners that resell our products;

●	uncertainty in continued relationships with clients due to termination rights;

●	our ability to control costs;

●	availability, quality and security of products produced and services provided by third-party vendors;

●	the healthcare regulatory environment;

●	potential changes in legislation, regulation and government funding affecting the healthcare industry;

●	healthcare information systems budgets;

●	availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems;

●	the success of our relationships with channel partners;

●	fluctuations in operating results;

●	our future cash needs;

●	the consummation of resources in researching acquisitions, business opportunities or financings and capital market transactions;

●	the failure to adequately integrate past and future acquisitions into our business;

●	critical accounting policies and judgments;

●	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other standard-setting organizations;

●	changes in economic, business and market conditions impacting the healthcare industry and the markets in which we operate;

●	our ability to maintain compliance with the terms of our credit facilities; and

●	our ability to maintain compliance with the continued listing standards of the Nasdaq Global Market.

Some of these factors and risks have been, and may further be, exacerbated by the COVID-19 pandemic.

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

Results of Operations

Revenues

	Three Months Ended
(in thousands):	April 30, 2020	April 30, 2019	Change	% Change

System sales	$—	$221	$(221)	—%
Professional services	181	455	(274)	(60)%
Audit services	544	395	149	38%
Maintenance and support	1,258	1,452	(194)	(13)%
Software as a service	861	641	220	34%
Total Revenues	$2,844	$3,164	$(320)	(10)%

Proprietary software and term licenses — Proprietary software revenue recognized for the three months ended April 30, 2020 decreased by $221 over the prior comparable period as there were no perpetual license sales of our Streamline Health® Abstracting™ solution in the first quarter of fiscal 2020. The Company is able to influence sales of these products; however, the timing is difficult to manage as sales generally result from our distribution partners.. certain delays in contracting for systems sales are a result of the novel COVID-19. The Company is unable to ascertain the timing or extent of the impact of COVD-19 on the Company’s on-ongoing performance relative to perpetual software sales.

Professional services — For the three-month period ended April 30, 2020, revenues from professional services decreased by $274 from the prior comparable period. This decrease in professional services revenue is primarily due to the timing of completion of a few, large, professional services agreements in the first quarter of fiscal year 2019. Additionally, the lower professional services was a result of the novel COVID-19 as it delayed customer decisions on projects during the quarter. The Company is unable to ascertain the timing or extent of the impact of COVD-19 on the Company’s on-ongoing performance relative to professional services.

Audit services — Audit services revenue for the three months ended April 30, 2020 increased by $149 over the prior comparable period. The Company realized higher demand for audit services in the fourth quarter of 2019, and that higher demand has continued into the first quarter of 2020. The Company’s expertise, demonstrated and supported by eValuator, and the fact that our professional staff is onshore is believed to be a competitive advantage with regard to the audit services. We did experience a temporary reduction in volumes for approximately 45 days from certain customers that were primarily physician based, as a result of the COVID-19. This occurred late in the first quarter and early in the second quarter, of fiscal 2020. The Company has customer opportunities in the market combining the eValuator technology with audit services to provide customers with a comprehensive solution (“a technology enabled service”).

Maintenance and support — Revenue from maintenance and support for the three months ended April 30, 2020 was lower than the prior comparable period by 13%. The Company is expecting lower revenue for the full year 2020, from the first quarter levels, due to pricing pressure and cancellations by certain customers of our legacy products, primarily clinical analytics. The customer pricing differences and rate of customer cancellations has not exceeded the Company’s budget for fiscal 2020.

Software as a Service (SaaS) — Revenue from SaaS for the three months ended April 30, 2020 increased by $220 from the prior comparable period. The increase resulted from new customers of our growth product, eValuator. The Company’s legacy product, Financial Management Systems, has been consistent and is not expected to see a shortfall in fiscal 2020. The eValuator SaaS revenue base should continue to grow in fiscal 2020 as we experience go-lives on already sold eValuator customers, and sales of new eValuator customers that will go-live later in fiscal 2020. We have experienced slower first contact to contracting as result of COVID-19. While we have seen some positive activity, we are unable to estimate the impact of COVID-19 on future contracting processes with our customers.

Cost of Sales

	Three Months Ended
(in thousands):	April 30, 2020	April 30, 2019	Change	% Change
Cost of system sales	$77	$64	$13	20%
Cost of professional services	265	426	(161)	(38)%
Cost of audit services	360	303	57	19%
Cost of maintenance and support	186	127	59	46%
Cost of software as a service	382	107	275	257%
Total cost of sales	$1,270	$1,027	$243	24%

The increase in overall cost of sales for the three months ended April 30, 2020 from the comparable prior period is primarily due to the increase in amortization of software development. The Company placed larger amounts of software development into service in the third and fourth quarter of fiscal 2019. The placement of the software into service is resulting in higher rates of amortization for fiscal 2020.

Cost of system sales includes amortization and impairment of capitalized software expenditures and the cost of third-party software. The increase in expense for the three-month period ended April 30, 2020 from the comparable prior period was primarily due to the increase in amortization of capitalized software costs as discussed above.

The cost of professional services includes compensation and benefits for personnel and related expenses. The decrease in expense for the three-month period from the prior comparable period is primarily due to lower rates of professional services required for SaaS type implementations. The SaaS solutions are more efficient to implement as compared to the legacy on-premise software implementations. On-premise implementations, as was the case with legacy software products implementations, took longer and involved substantially more cost.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. The increase in expense for the three-month period ended April 30, 2020 is attributed to the higher volumes of coding transaction processed, and the related higher revenue. The Company audit services personnel utilize eValuator and it is believed that the product makes them more productive and efficient.

The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The increase in expense for the three-month period ended April 30, 2020 was primarily due to increases in compensation for this department.

The cost of SaaS solutions is relatively fixed, subject to inflation for the goods and services it requires. The increase in expense for the three-month period ended April 30, 2020 was primarily due to the amortization of capitalized software development costs and the movement of headcount to support this growth product.

Selling, General and Administrative Expense

	Three Months Ended
(in thousands):	April 30, 2020	April 30, 2019	Change	% Change
General and administrative expenses	$1,455	$1,645	$(190)	(12)%
Sales and marketing expenses	836	776	60	8%
Total selling, general, and administrative expense	$2,291	$2,421	$(130)	(5)%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The decrease in general and administrative expenses for the three months ended April 30, 2020 from the comparable prior period is primarily attributed to a reduction in salaries and benefits and professional fees associated with the company’s annual audit and annual shareholders meeting. The Company previously announced, at the end of fiscal year ended January 31, 2020, a rationalization to better match expenses with its lower revenues as a result of the sale of the ECM Assets. The rationalization impacted personnel beyond that of those directly attributable to the ECM Assets. The Company records a disproportionate amount of professional fees in the first quarter of each fiscal year related to the annual audit and the Company’s annual shareholder meeting. This disproportionate amount of professional fees occurred in both three-month periods ended April 30, 2020 and 2019. However, the fees are lower by more than $100 in the three months ended April 30, 2020 as compared with same period a year ago.

Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. The increase in sales and marketing expense for the three months ended April 30, 2020 from the comparable prior period was primarily due to certain meetings and events that occurred before the impact of the novel Coronavirus. The Company has temporarily stopped travel until its employee safety can be assured. There is no anticipated date to re-institute travel for its sales, and other personnel. The Company has been productive using web-based meeting media to continue its sales and customer service processes.

Research and Development

	Three Months Ended
(in thousands):	April 30, 2020	April 30, 2019	Change	% Change
Research and development expense	$684	$589	$95	16%
Plus: Capitalized research and development cost	479	790	(311)	(39)%
Total research and development cost	$1,163	$1,379	$(216)	(16)%

Research and development cost consists primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and allocated occupancy expense. Total research and development cost for the three-month period ended April 30, 2020 was lower than that from the prior comparable period. The Company has continued to be more efficient in research and development while focusing on its growth products, primarily eValuator. The Company is spending fewer dollars on maintenance for its legacy products as these have attained maturity in the marketplace. The Company is expecting that total research and development expenses will continue at the first quarter 2020 levels throughout fiscal year 2020. For the three months ended April 30, 2020 and 2019, as a percentage of revenues, total research and development costs were 40% and 44%, respectively.

Other Expense

	Three Months Ended
(in thousands):	April 30, 2020	April 30, 2019	Change	% Change
Interest expense	$(14)	$(78)	$64	82%
Miscellaneous expense	(18)	(16)	(2)	(13)%
Total other expense	$(32)	$(94)	$62	66%

Interest expense consists of interest and commitment fees on the line of credit, interest on the term loan, and is inclusive of deferred financing cost amortization expense. Interest expense decreased for the three months ended April 30, 2020 from the prior comparable period primarily due to the reduction in outstanding principal on our term loan. The Company re-paid its term loan with Bridge bank on February 24, 2020, upon closing the sale of the ECM Assets. The components of miscellaneous expense for the three-month period ended April 30, 2020 and 2019 is primarily the valuation allowance on the Montefiore liability.

Provision for Income Taxes

We recorded an income tax benefit of $(561) and $(325) for the three months ended April 30, 2020 and 2019, respectively, which is comprised of estimated federal, state and local income tax provisions. The income tax benefit is partially off-set by an income tax from discontinued operations. The Company has a substantial amount of net operating losses for federal and state income tax purposes. We do not anticipate any tax from the sale of the ECM Assets, or income from continuing or discontinued operations for the full year fiscal 2020. For the three months ended April 30, 2020, the net income tax expense from continuing and discontinued operations will continue to reverse out through the fiscal year.

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

Adjusted EBITDA has all the inherent limitations of EBITDA. To properly and prudently evaluate our business, the Company encourages readers to review the GAAP financial statements included elsewhere in this annual report on Form 10-K, and not rely on any single financial measure to evaluate our business. We also strongly urge readers to review the reconciliation of these non-GAAP financial measures to the most comparable GAAP measure in this section, along with the condensed consolidated financial statements included above.

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

	Three Months Ended
In thousands, except per share data	April 30, 2020	April 30, 2019
Adjusted EBITDA Reconciliation
Loss from continuing operations	$(977)	$(642)
Interest expense	14	78
Income tax expense	(561)	(325)
Depreciation	14	8
Amortization of capitalized software development costs	289	126
Amortization of intangible assets	123	143
Amortization of other costs	75	66
EBITDA	(1,023)	(546)
Share-based compensation expense	263	269
Non-cash valuation adjustments to assets and liabilities	17	15
Loss on exit of operating lease	105	—
Adjusted EBITDA	$(638)	$(262)
Adjusted EBITDA margin (1)	(23)%	(8)%

Adjusted EBITDA per Diluted Share Reconciliation
Loss from continuing operations per common share — diluted	$(0.03)	$(0.03)
Adjusted EBITDA per adjusted diluted share (2)	$(0.02)	(0.01)

Diluted weighted average shares (3)	29,767,814	22,825,037
Includable incremental shares — adjusted EBITDA (4)	—	—
Adjusted diluted shares	29,767,814	22,825,037

(1)	Adjusted EBITDA as a percentage of GAAP net revenue.

(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

(3)	Diluted EPS for our common stock was computed using the if-converted method, which yields the same result as the two-class method.

(4)	The number of incremental shares that would be dilutive under an assumption that the Company is profitable during the reported period, which is only applicable for a period in which the Company reports a GAAP net loss. If a GAAP profit is earned in the reported periods, no additional incremental shares are assumed.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

Liquidity and Capital Resources

The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or SaaS data center infrastructure. Operations are funded with cash generated by operations and borrowings under credit facilities. Additionally, on February 24, 2020, the Company generated over $5.4 million in proceeds from the sale of the ECM Assets, after repaying its $4.0 million term loan. The Company believes that cash flows from operations, the cash from the sale of the ECM Assets and available credit facilities are adequate to fund current obligations for the next twelve months from issuance of these financial statements. Cash and cash equivalent balances at April 30, 2020 and January 31, 2020 were $6,560,000 and $1,649,000, respectively. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.

As discussed in Note 8 – Discontinued Operations of the financial statements, the Company closed on its agreement to sell the legacy ECM Assets to Hyland Software, Inc on February 24, 2020. The Company used the proceeds to pay off its term loan with Bridge Bank and to fund the continuing development and incremental investment in sales and marketing in support of its eValuator™ cloud-based pre- and post-bill coding analysis platform.

The Company has liquidity through the Loan and Security Agreement described in more detail in Note 4 - Debt of our condensed consolidated financial statements. The Company has a $2,000,000 revolving credit facility, which can be advanced based upon 80% of eligible accounts receivable, as defined in the Loan and Security Agreement. In order to draw upon the revolving credit facility, the Company’s must comply with certain financial covenants, including the requirement that the Company maintain certain minimum Bank EBITDA levels, calculated pursuant to the Loan and Security Agreement, measured on a monthly basis over a trailing three-month period then ended, and which shall not deviate by the greater of (i) thirty percent of its projected Bank EBITDA or (ii) $150,000. Our lender uses a measurement that is similar to the Adjusted EBITDA, a non-GAAP financial measure described above. The bank uses an Adjusted EBITDA that is further reduced by the Company’s spend on capitalized software development for the period. The bank agreement initially required the Company to maintain a minimum Asset Coverage Ratio. However, the Asset Coverage Ratio was eliminated as a covenant under an amendment dated April 11, 2020. The Company obtained a waiver at both January 31, 2020 and April 30, 2020 against its existing covenants. The Company has not provided guidance to external parties due to the potential impacts of COVID-19 on the Company’s revenue. Accordingly, the Company has not established covenants for its fiscal year 2020. The bank has waived the covenants until guidance is provided, however, the Company is unable to draw on its line of credit facility during this time.

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

The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, was signed into law on March 17, 2020. Among other things, the Cares Act provided for a business loan program known as the Paycheck Protection Act (“PPP”). Companies are able to borrow, through the SBA, up to two months of payroll. The Company received approximately $2,301,000 through the SBA for the PPP loan program. These funds are utilized by the Company to fund payroll during the novel corona virus and avoid further staffing reductions during the slowdown. The loan requires principal payments, beginning after the seventh monthly anniversary, and must be fully paid in two years. The PPP loan bears an interest rate of 1.0% per annum.

Significant cash obligations

(in thousands)	April 30, 2020	January 31, 2020
Term loan (1)	$2,301	$3,872
Royalty liability (2)	986	969

(1)	Term loan balance is reported net of deferred financing costs of $- and $128 as of April 30, 2020 and January 31, 2020, respectively. Refer to Note 4 - Debt to the condensed consolidated financial statements for additional information. The term loan balance as of April 30, 2020 is the Company’s PPP loan. The term loan payable as of January 31, 2020 was bank term debt.

(2)	Refer to Note 7- Commitments and Contingencies to the condensed consolidated financial statements for additional information.

Operating cash flow activities

	Three Months Ended
(in thousands)	April 30, 2020	April 30, 2019
Net loss from continuing operations	$(977)	$(642)
Non-cash adjustments to net loss	310	25
Cash impact of changes in assets and liabilities	(1,263)	(867)
Net cash used in operating activities	$(1,903)	$(1,484)

The use of cash from operating activities is due to the loss from operations for the first quarter ended April 30, 2020 as well as certain non-recurring cost paid in the first quarter of fiscal year 2020. We had some $600 of non-recurring cost accrued at the end of fiscal 2019, that were funded in the first quarter ended April 30, 2020. These were inclusive of approximately $300 of severance liabilities for an employee rationalization that occurred on January 31, 2020.

Investing cash flow activities

	Three Months Ended
(in thousands)	April 30, 2020	April 30, 2019
Purchases of property and equipment	$—	$(38)
Proceeds from sales of ECM Assets	11,284	—
Capitalized software development costs	(479)	(790)
Net cash used in investing activities	$10,805	$(828)

The improvement in the cash used in investing activities in the three months ended April 30, 2020 over the prior comparable period is primarily due to the proceeds from our sale of the ECM Assets, and lower capitalized software development costs. Refer to Note 8 – Discontinued Operations for more information on the sale of the ECM Assets. Operationally, the Company has a more focused effort on the spend for software development projects. See discussion and analysis in “Research and development costs” above. The proceeds from the sale of the ECM Assets are net of direct transaction expenses.

Financing cash flow activities

	Three Months Ended
(in thousands)	April 30, 2020	April 30, 2019
Principal repayments on term loan	$(4,000)	$(149)
Proceeds of term loan payable	2,301	—
Other	(22)	(3)
Net cash used in financing activities	$(1,721)	$(152)

The cash used in financing activities in the three months ended April 30, 2020 was primarily the result of the repayment of the Company’s term loan on February 24, 2020, upon the closing the sale of the ECM Assets. The Company was required to repay the term loan at close and funding of the sale of the ECM Assets. Additionally, the Company filed for, and received, a PPP loan in the amount of $2,301. Refer to Note 4 – Debt.

Item 2. ISSUER OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended April 30, 2020:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price Paid	Announced Plans or	under the Plans or
	(1)	per Share	Programs	Programs
February 1 - February 29	21,027	$1.10	—	—
March 1 - March 31	—	-	—	—
April 1 - April 30	—	-	—	—
Total	21,027	$1.10	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended April 30, 2020.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President (who serves as our principal executive officer) and our Senior Vice President (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of April 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2020.

Changes in Internal Control over Financial Reporting

During the three months ended April 30, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that have materially affected, or are reasonably likely to materially affect, our internal control.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS –

An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described in our Annual Report on Form 10-K for the year ended January 31, 2020 which Report includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as disclosed in our Annual Report, except as set forth below. Nevertheless, many of the risk factors disclosed in Item 1A of our Annual Report have been, and we expect will continue to intensify or be aggravated by the impact of the COVID-19 pandemic. If any of the risks develop into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock or other securities could decline, and you may lose all or part of your investment.

The ongoing COVID-19 pandemic and resulting adverse economic conditions will likely have an adverse affect on our business, results of operations and financial condition.

The global outbreak of the coronavirus disease (COVID-19), which the World Health Organization has characterized as a “pandemic” in March 2020, has resulted in a crisis affecting economies and financial markets worldwide. The pandemic, and its attendant economic damage, could adversely affect our business, results of operations and financial condition. The ultimate extent of its impact on us will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the pandemic and actions taken to contain or prevent its further spread, among others. These and other potential impacts of COVID-19 could therefore materially and adversely affect our business, results of operations and financial condition.

Prolonged unfavorable economic conditions which arouse in response to COVID-19, by local, state and federal and numerous non-US governmental authorities imposing, among other restrictions, travel bans, business closures and other quarantine measures to practice social distancing, and other factors such as recession or slowed economic growth, may result in considerable uncertainty regarding the impact the pandemic will have on our workforce and continued operations.

We have adjusted our business practices to combat the effects by closing the company’s primary corporate office, restricting employee travel, implementing social distancing and additional sanitary measures. These actions are being taken in response to recommendations issued by local, state and national government authorities. There has been no further reductions in the workforce as a result of the COVID-19. We do not know of the extent and the duration of the pandemic and these interruptions may go on for an uncertain time, which could impact the Company’s revenue and cash flow.

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

Item 6. EXHIBITS

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Form 10-Q, filed September 15, 2014).
3.2	Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014 (Incorporated by reference from Exhibit 3.1 of Form 8-K, filed April 3, 2014).
10.1	Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 22, 2020).
10.2	Master Services Agreement, effective March 19, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.1 of the Form 8-K, filed March 25, 2020).
10.3	Statement of Work #1 by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.2 to the Form 8-K, filed March 25, 2020).
10.4	Statement of Work #1 by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.3 to the Form 8-K, filed March 25, 2020).
10.5	Statement of Work #1 by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.4 to the Form 8-K, filed March 25, 2020).
10.6*	Operating Lease for Alpharetta, Georgia
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10-Q for the three-month period ended April 30, 2020 filed with the SEC on June xx, 2020, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at April 30, 2020 and January 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three-month periods ended April 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three-month periods ended April 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three-month periods ended April 30, 2020 and 2019, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: June 11, 2020	By:	/S/ WYCHE T. “TEE” GREEN, III
Wyche T. “Tee” Green, III Chief Executive Officer

DATE: June 11, 2020	By:	/S/ Thomas J. Gibson
Thomas J. Gibson
Chief Financial Officer

