Form 10-Q
period 2020-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2020-09-10
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of September 4, 2020: 31,624,775

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

(Unaudited)

	As of
	July 31, 2020	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$5,707,000	$1,649,000
Accounts receivable, net of allowance for doubtful accounts of $80,000 and $96,000, respectively	418,000	2,016,000
Contract receivables	1,193,000	803,000
Prepaid and other current assets	747,000	501,000
Current assets of discontinued operations	154,000	1,585,000
Total current assets	8,219,000	6,554,000
Non-current assets:
Property and equipment, net	101,000	98,000
Right-of use asset for operating lease	473,000	—
Capitalized software development costs, net of accumulated amortization of $2,660,000 and $7,283,000, respectively	6,263,000	5,782,000
Intangible assets, net of accumulated amortization of $4,529,000 and $4,282,000, respectively	868,000	1,115,000
Goodwill	10,712,000	10,712,000
Other	1,611,000	611,000
Long-term assets of discontinued operations	42,000	6,826,000
Total non-current assets	20,070,000	25,144,000
Total assets	$28,289,000	$31,698,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

(Unaudited)

	As of
	July 31, 2020	January 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,000	$756,000
Accrued expenses	1,049,000	1,395,000
Accrued income taxes	843,000	—
Current portion of term loan, less deferred financing cost	1,071,000	3,872,000
Deferred revenues	3,149,000	3,593,000
Royalty liability	1,000,000	969,000
Current portion of operating lease obligation	195,000	—
Current liabilities of discontinued operations	190,000	5,053,000
Total current liabilities	7,618,000	15,638,000
Non-current liabilities:
Term loan payable, less current portion	1,229,000	—
Deferred revenues, less current portion	36,000	55,000
Operating lease obligation, less current portion	309,000	—
Total non-current liabilities	1,574,000	55,000
Total liabilities	9,192,000	15,693,000

Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 31,636,665 and 30,530,643 shares issued and outstanding, respectively	316,000	305,000
Additional paid in capital	95,656,000	95,113,000
Accumulated deficit	(76,875,000)	(79,413,000)
Total stockholders’ equity	19,097,000	16,005,000
	$28,289,000	$31,698,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

(Unaudited)

	Three-Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenues:
System sales	$215,000	$111,000	215,000	332,000
Professional services	179,000	203,000	360,000	658,000
Audit services	463,000	354,000	1,007,000	749,000
Maintenance and support	1,228,000	1,273,000	2,486,000	2,725,000
Software as a service	802,000	548,000	1,663,000	1,189,000
Total revenues	2,887,000	2,489,000	5,731,000	5,653,000
Operating expenses:
Cost of system sales	125,000	27,000	202,000	91,000
Cost of professional services	293,000	462,000	557,000	888,000
Cost of audit services	373,000	321,000	733,000	624,000
Cost of maintenance and support	182,000	176,000	368,000	303,000
Cost of software as a service	379,000	140,000	761,000	247,000
Selling, general and administrative expense	2,284,000	2,402,000	4,576,000	4,823,000
Research and development	509,000	660,000	1,193,000	1,249,000
Executive transition cost	—	140,000	—	140,000
Loss on exit of membership agreement	—	—	105,000	—
Total operating expenses	4,145,000	4,328,000	8,495,000	8,365,000
Operating loss	(1,258,000)	(1,839,000)	(2,764,000)	(2,712,000)
Other expense:
Interest expense	(13,000)	(70,000)	(27,000)	(148,000)
Miscellaneous expense	(64,000)	(103,000)	(82,000)	(119,000)
Loss from continuing operations before income taxes	(1,335,000)	(2,012,000)	(2,873,000)	(2,979,000)
Income tax benefit	172,000	356,000	733,000	681,000
Loss from continuing operations	(1,163,000)	(1,656,000)	(2,140,000)	(2,298,000)
Income from discontinued operations:
Gain on sale of discontinued operations	4,000	—	6,013,000	—
Income from discontinued operations	104,000	1,406,000	241,000	2,688,000
Income tax benefit (expense)	(80,000)	(358,000)	(1,576,000)	(685,000)
Income from discontinued operations, net of tax	28,000	1,048,000	4,678,000	2,003,000
Net (loss) income	$(1,135,000)	$(608,000)	2,538,000	(295,000)

Basic Earnings Per Share:
Continuing operations	$(0.04)	$(0.08)	$(0.07)	$(0.12)
Discontinued operations	—	0.05	0.16	0.09
Net income	$(0.04)	$(0.03)	$0.09	$(0.03)
Weighted average number of common shares – basic	30,026,658	19,913,658	29,897,236	19,853,510

Diluted Earnings Per Share:
Continuing operations	$(0.04)	$(0.08)	$(0.07)	$(0.12)
Discontinued operations	—	0.05	0.15	0.09
Net loss per common share - basic and diluted	$(0.04)	$(0.03)	$0.08	$(0.03)
Weighted average number of common shares - basic and diluted	30,421,473	23,076,807	30,229,595	22,950,923

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

(Unaudited)

	Common		Additional		Total
	stock	Common	paid in	Accumulated	stockholders’
	shares	Stock	capital	deficit	equity
Balance at January 31, 2019	20,767,708	$208,000	$82,544,000	$(76,550,000)	$6,202,000
Restricted stock issued	140,000	1,000	(1,000)	—	—
Restricted stock forfeited	(5,367)	—	—	—	—
Share-based compensation	—	—	269,000	—	269,000
Net income	—	—	—	313,000	313,000
Balance at April 30, 2019	20,902,341	$209,000	$82,812,000	$(76,237,000)	$6,784,000
Stock issued pursuant to ESPP	5,072	—	4,000	—	4,000
Restricted stock issued	222,518	2,000	(2,000)	—	—
Restricted stock forfeited	(318,750)	(3,000)	3,000	—	—
Surrender of shares	(21,708)	—	(31,000)	—	(31,000)
Share-based compensation	—	—	160,000	—	160,000
Capital contribution	—	—	16,000	—	16,000
Net income	—	—	—	(608,000)	(608,000)
Balance at July 31, 2019	20,789,473	$208,000	$82,962,000	$(76,845,000)	$6,325,000

Balance at January 31, 2020	30,530,643	$305,000	$95,113,000	$(79,413,000)	$16,005,000
Restricted stock issued	440,000	4,000	(4,000)	—	—
Restricted stock forfeited	(34,790)	—	—	—	—
Surrender of shares	(21,027)	—	(22,000)	—	(22,000)
Share-based compensation	—	—	263,000	—	263,000
Net income	—	—	—	3,673,000	3,673,000
Balance at April 30, 2020	30,914,826	$309,000	$95,350,000	$(75,740,000)	$19,919,000
Restricted stock issued	855,543	9,000	(9,000)	—	—
Restricted stock forfeited	(100,000)	(1,000)	1,000	—	—
Surrender of shares	(33,704)	(1,000)	(35,000)	—	(36,000)
Share-based compensation	—	—	349,000	—	349,000
Net loss	—	—	—	(1,135,000)	(1,135,000)
Balance at July 31, 2020	31,636,665	$316,000	$95,656,000	$(76,875,000)	$19,097,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

(Unaudited)

	Six-Months Ended July 31,
	2020	2019
Net Income (loss)	$2,538,000	$(295,000)
LESS: Income from discontinued operations, net of tax	4,678,000	2,003,000
Loss from continuing operations, net of tax	(2,140,000)	(2,298,000)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	31,000	22,000
Amortization of capitalized software development costs	651,000	236,000
Amortization of intangible assets	247,000	285,000
Amortization of other deferred costs	153,000	136,000
Valuation adjustments	31,000	31,000
Benefit for income taxes	(733,000)	(683,000)
Loss on exit of membership agreement	105,000	—
Share-based compensation expense	575,000	429,000
Benefit for accounts receivable allowance	(15,000)	(125,000)
Changes in assets and liabilities:
Accounts and contract receivables	1,223,000	(496,000)
Other assets	(556,000)	(575,000)
Accounts payable	(635,000)	(253,000)
Accrued expenses and other liabilities	(445,000)	(431,000)
Deferred revenues	(463,000)	647,000
Net cash used in operating activities	(1,971,000)	(3,075,000)
Net cash from operating activities – discontinued operations	(2,374,000)	3,164,000
Cash flows from investing activities:
Proceeds from sale of ECM Assets	11,288,000	—
Purchases of property and equipment	(34,000)	(46,000)
Capitalization of software development costs	(1,094,000)	(1,543,000)
Net cash provided by (used in) investing activities	10,160,000	(1,589,000)
Net cash from investing activities – discontinued operations	—	(335,000)
Cash flows from financing activities:
Repayment of bank term loan	(4,000,000)	(298,000)
Proceeds from term loan payable	2,301,000	1,000,000
Other	(58,000)	(14,000)
Net cash (used in) provided by financing activities	(1,757,000)	688,000
Net increase (decrease) in cash and cash equivalents	4,058,000	(1,147,000)
Cash and cash equivalents at beginning of period	1,649,000	2,376,000
Cash and cash equivalents at end of period	$5,707,000	$1,229,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2020

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

The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The condensed consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and its wholly-owned subsidiary, Streamline Health, Inc. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the six months ended July 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2021.

The Company determined that it has one operating segment and one reporting unit due to the single nature of our products, product development, distribution process, and customer base as a provider of computer software-based solutions and services for healthcare providers.

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

Reclassification

Certain amounts in the preparation of financial statements for the three and six months ended July 31, 2020, resulted in reclassifications of the three and six months ended July 31, 2019 and balance sheet as of January 31, 2020. A total of $47,000 for deferred financing cost related to the revolving credit agreement was reclassified from debt to other assets in the accompanying condensed consolidated balance sheet as of January 31, 2020 to be consistent with the presentation as of July 31, 2020. The Company paid the term loan on February 24, 2020, and accordingly wrote-off the portion of deferred financing cost related to the term loan through discontinued operations.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of our long-term debt approximates fair value since the variable interest rates being paid on the amounts approximate the market interest rate. Long-term debt is classified as Level 2. There were no transfers of assets or liabilities between Levels 1, 2, or 3 during the six months ended July 31, 2020 and 2019.

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

		Quoted Prices	Significant Other	Significant
	Total Fair	in Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At July 31, 2020
Royalty liability (1)	$1,000,000	$—	$—	$1,000,000

At January 31, 2020
Royalty liability (1)	$969,000	$—	$—	$969,000

(1)	The fair value of the royalty liability was determined based on discounting the portion of the modified royalty commitment payable in cash (refer to Note 7 – Commitments and Contingencies for additional information on our royalty liability). Fair value adjustments are included within miscellaneous expense in the condensed consolidated statements of operations.

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

If we determine that we have not satisfied a performance obligation, we defer recognition of the revenue until the performance obligation is satisfied. Maintenance and support and SaaS agreements are generally non-cancellable or contain significant penalties for early cancellation, although clients typically have the right to terminate their contracts for cause if we fail to perform material obligations. However, if non-standard acceptance periods, non-standard performance criteria, or cancellation or right of refund terms are required, revenue is recognized upon the satisfaction of such criteria.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Six-Months Ended July 31, 2020
	Recurring Revenue	Non-recurring Revenue	Total
Systems sales	$—	$215,000	$215,000
Professional services	—	360,000	360,000
Audit services	—	1,007,000	1,007,000
Maintenance and support	2,486,000	—	2,486,000
Software as a service	1,663,000	—	1,663,000
Total revenue:	$4,149,000	$1,582,000	$5,731,000

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract. Our contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the year first six months ended July 31, 2020, we recognized approximately $2.7 million in revenue from deferred revenues outstanding as of January 31, 2020. Revenue allocated to remaining performance obligations was $17.8 million as of July 31, 2020, of which the Company expects to recognize approximately 49% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

We defer the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the contractual term. During the quarter ended July 31, 2020, both deferred costs and accumulated amortization accounts were reduced by $180,000 for costs fully amortized. As of July 31, 2020 and January 31, 2020, we had deferred costs of $173,000 and $144,000, respectively, net of accumulated amortization of $166,000 and $332,000, respectively. Amortization expense of these costs was $28,000 and $55,000 for the three months ended July 31, 2020 and 2019 respectively and $61,000 and $105,000 for the six months ended July 31, 2020 and 2019, respectively. There were no impairment losses for these capitalized costs for the fiscal years 2019 and 2018.

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

Deferred commissions costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totaled $585,000 and $421,000, respectively, as of July 31, 2020 and January 31, 2020. Amortization expense associated with sales commissions included in selling, general and administrative expenses on the consolidated statements of operations was $43,000 and $37,000 for the three months ended July 31, 2020 and 2019, respectively, and $74,000 and $55,000 for the six months ended July 31, 2020 and 2019, respectively.. There were no impairment losses for these capitalized costs for these periods.

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

The Company wrote-off $5,274,000 of aggregate cost and associated amortization of capitalized software development as of and for the period ended July 31, 2020 as it was fully amortized. During the three month period ended July 31, 2020, the Company capitalized $38,000 of non-employee stock compensation to capitalized software development cost reflecting the earned stock awards to 180 Consulting – See Note 9 – Related Party Transactions.

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the entity had paid cash for the goods or services. The Company incurred total compensation expense related to stock-based awards of $349,000 and $160,000 for the three months ended July 31, 2020 and 2019, respectively, and $612,000 and $429,000 for the six months ended July 31, 2020 and 2019, respectively.

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

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At July 31, 2020, the Company believes it has appropriately accounted for any uncertain tax positions.

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

The following is the calculation of the basic and diluted net earnings (loss) per share of common stock:

	Three-Months Ended		Six-Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Basic earnings (loss) per share:
Continuing operations
Loss from continuing operations, net of tax	$(1,163,000)	$(1,656,000)	$(2,140,000)	$(2,298,000)
Basic net loss per share of common stock from continuing operations	$(0.04)	$(0.08)	(0.07)	(0.12)

Discontinued operations
Gain from discontinued operations, net of tax	$28,000	$1,048,000	$4,678,000	$2,003,000
Less: Allocation of earnings to participating securities	—	(133,000)	—	(260,000)
Income available to common shareholders from discontinued operations	$28,000	$915,000	4,678,000	1,743,000
Basic net earnings per share of common stock from discontinued operations	$—	$0.05	$0.16	$0.09

Diluted earnings (loss) per share (2):
Continuing operations
Income available to common shareholders from continuing operations	$(1,163,000)	$(1,656,000)	(2,140,000)	(2,298,000)
Diluted net loss per share of common stock from continuing operations	$(0.04)	$(0.08)	(0.07)	(0.12)

Discontinued operations
Income available to common shareholders from discontinued operations	$28,000	$1,048,000	4,678,000	2,003,000
Diluted net earnings per share of common stock from discontinued operations	$—	$0.05	$0.15	$0.09

Net loss	$(1,135,000)	$(608,000)	$2,538,000	$(295,000)
Weighted average shares outstanding - Basic (1)	30,026,658	19,913,658	29,897,236	19,853,510
Effect of dilutive securities - Stock options, Restricted stock and Series A Convertible Preferred Stock (3)	394,815	3,163,149	332,359	3,097,413
Weighted average shares outstanding – Diluted	30,421,473	23,076,807	30,229,595	22,950,923
Basic net loss per share of common stock	$(0.04)	$(0.03)	$0.09	$(0.03)
Diluted net loss per share of common stock	$(0.04)	$(0.03)	$0.08	$(0.03)

(1)	Excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of July 31, 2020 and 2019, there were 1,421,825 and 760,978 unvested restricted shares of common stock outstanding, respectively.
(2)	Diluted EPS for our common stock was computed using the if-converted method, which yields the same result as the two-class method. The two-class method has not been used in the current period as a result of the redemption of the participating securities, See Note 5.
(3)	Diluted net loss per share excludes the effect of shares that are anti-dilutive. For the three and six months ended July 31, 2020, diluted EPS excludes 624,330 outstanding stock options and 1,421,825 unvested restricted shares of common stock. For the three and six months ended July 31, 2019, diluted EPS excludes 2,895,464 shares of Series A Convertible Preferred Stock, 1,516,913 outstanding stock options and 760,978 unvested restricted shares of common stock.

Other Operating Costs

Loss on Exit of Membership Agreement

As of July 31, 2020, minimum fees due under the shared office arrangement totalled approximately $67,000. The Company recorded an expense for the minimum future commitment under the agreement and accrued the cost to the accompanying consolidated balance sheet in the first six months ended July 31, 2020 to reflect the liability at the time it abandoned the space. Refer to Note 3 – Operating Leases.

Non-Cash Items

The Company had the following items that were non-cash items related to the condensed consolidated statements of cash flows:

	July 31,
	2020	2019
Escrowed funds from sale of ECM Assets	$800,000	$—
Right-of Use Assets from operating lease	540,000	—
Capitalized software purchased with stock (Note 9)	38,000	—

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

The Company entered into a new lease for office space in Alpharetta, Georgia, on March 1, 2020. The lease terminates on March 31, 2023. At inception, the Company recorded a right-of use asset of $540,000, and related current and long-term operating lease obligation in the accompanying consolidated balance sheet. As of July 31, 2020, operating lease right-of use assets totalling $473,000, and the associated lease liability is included in both current and long-term liabilities of $195,000 and $309,000, respectively. The Company used a discount rate of 6.5% to the determine the lease liability. For the three- and six-month periods ended July 31, 2020, the Company had operating cost of approximately $48,000 and $97,000. In addition, there was $33,000 paid for amounts included in the measurement of operating cash flows from operating leases as a result of lease incentives and previous pre-paid rent that has been included as an adjustment to the right-of-use asset at lease inception.

Maturities of operating lease liabilities associated with the Company’s operating lease as of July 31, 2020 are as follows for payments due based upon the Company’s fiscal year:

2020	$99,000
2021	204,000
2022	210,000
2023	35,000
Total lease payments	548,000
Less present value adjustment	(44,000)
Present value of lease liabilities	$504,000

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

During fiscal year 2019, we had one operating lease related to our New York office sublease, which expired in November 2019. In the second quarter of fiscal 2018, we closed our New York office and subleased the office space for the remaining period of the original lease term. As a result of vacating and subleasing the office, we recorded a $472,000 loss on exit of the operating lease in fiscal 2018. The associated lease liability reduced the right-of-use asset upon adoption of ASC 842. As of November 2019, the lease had expired and there was no minimum rentals due to our lessor or amounts to be received by us from our sublessee. As of July 31, 2019, operating lease right-of use assets totalling $70,000 are recorded in Prepaid and other current assets, and the associated lease liability of $191,000 is included in Accrued expenses within the condensed consolidated balance sheets. The Company used a discount rate of 8.0% to the determine the lease liability. In the six months ended July 31, 2019, the Company had operating cost, and cash operating cash flows, associated the New York lease of $117,000, offset by operating lease income of $144,000.

NOTE 4 — DEBT

Term Loan and Line of Credit with Wells Fargo

On November 21, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and other lender parties thereto. Pursuant to the Credit Agreement, the lenders agreed to provide a $10,000,000 senior term loan and a $5,000,000 revolving line of credit to our primary operating subsidiary. Amounts outstanding under the Credit Agreement bear interest at either LIBOR or the base rate, as elected by the Company, plus an applicable margin. Subject to the Company’s leverage ratio, pursuant to the terms of the amendment to the Credit Agreement entered into as of April 15, 2015, the applicable LIBOR rate margin varies from 4.25% to 6.25%, and the applicable base rate margin varies from 3.25% to 5.25%, plus, after the effective date of the amendment to the Credit Agreement entered into as of September 11, 2019, a “paid in kind” rate, or PIK Rate, of 2.75%. Amendments to the Credit Agreement reduced the Company’s capacity on the existing revolving credit from $5,000,000 to $1,500,000 and extended the original term loan and line of credit maturity date to August 21, 2020. The senior term loan principal balance was payable in quarterly instalments, which started in March 2015 and would continue through the maturity date, with the full remaining unpaid principal balance due at maturity. Financing costs associated with the new credit facility were being amortized over its term on a straight-line basis, which is not materially different from the effective interest method.

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

Term Loan and Revolving Credit Facility with Bridge Bank

On December 11, 2019, the Company entered into a new Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, consisting of a $4,000,000 term loan and a $2,000,000 revolving credit facility. The proceeds from the term loan were used to repay all outstanding balances under its existing term loan with Wells Fargo Bank. Amounts outstanding under the new term loan shall bear interest at a per annum rate equal to the higher of (a) the Prime Rate (as published in The Wall Street Journal) plus 1.50% or (b) 6.50%. Under the terms of the Loan and Security Agreement the Company shall make interest-only payments through the twelve-month anniversary date after which the Company shall repay the new term loan in thirty-six equal and consecutive instalments of principal, plus monthly payments of accrued interest. The term loan and revolving credit facility provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. The outstanding term loan is secured by substantially all of our assets. Financing costs associated with the Loan and Security Agreement are being amortized over its term on a straight-line basis, which is not materially different from the effective interest method.

The new revolving credit facility has a maturity date of twenty-four months and advances shall bear interest at a per annum rate equal to the higher of (a) the Prime Rate (as published in The Wall Street Journal) plus 1.25% or (b) 6.25%. The revolving credit facility can be advanced based upon 80% of eligible accounts receivable, as defined in the Loan and Security Agreement.

The Loan and Security Agreement, as amended, includes financial covenant requirements that the Company requirements that it shall not deviate by more than fifteen percent of its revenue projections over a trailing three-month basis or the Company’s recurring revenue shall not deviate by more than twenty percent over a cumulative year-to-date basis of its projections. In addition, the Company’s Bank EBITDA, measured on a monthly basis over a trailing three-month period then ended, shall not deviate by the greater of thirty percent its projected Bank EBITDA or $150,000. The agreement initially required the Company to maintain a minimum Asset Coverage Ratio. However, the Asset Coverage Ratio was eliminated as a covenant under an amendment dated April 11, 2020. The Company obtained a waiver at both January 31, 2020 and April 30, 2020 against its existing covenants. The Company has provided guidance to the bank for purposes of setting its fiscal year 2020 covenants.

The Company was in compliance with the foregoing loan covenants at July 31, 2020. Based upon the borrowing base formula set forth in the Credit Agreement, as of July 31, 2020, the Company had access to $627,000 of the full $2,000,000 revolving line of credit. As of July 31, 2020 and January 31, 2020, the Company had no outstanding borrowings under the revolving credit facility.

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

Outstanding principal balances on debt consisted of the following at:

	July 31, 2020	January 31, 2020
Term loan	$—	$4,000,000
Deferred financing cost	—	(128,000)
Total	—	3,872,000
Less: Current portion	—	(3,872,000)
Non-current portion of debt	$—	$—

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

The PPP loan carries an interest rate of 1.0% per annum. Principal and interest payments are due, beginning on the seventh month from the effective date, sufficient to satisfy the loan on the second anniversary date. However, under certain criteria, the loan may be forgiven. The Company is accruing interest at 1% in the accompanying condensed consolidated financial statements. The future maturities under the loan are $1,071,000, and $1,229,000 in the next two twelve-month periods from July 31, 2020, respectively.

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

NOTE 6 — INCOME TAXES

Income taxes consist of the following:

	July 31,
	2020	2019
Current tax benefit:
Federal	$603,000	$681,000
State	130,000	—
Total current income tax provision	$733,000	$681,000

The benefit from income taxes from continuing operations are off-set by taxes on the gain on sale and taxes from operations of discontinued operations. Additionally, certain tax in the six months of July 31, 2020, will generate benefits in the future quarters of fiscal 2020 such that the Company will have no full-year tax payable.

The effective tax rates for income tax rates on continuing operations for six months ending July 31, 2020 and 2019 were approximately 25.5% and 22.8%, respectively. The Company maintains a full valuation allowance against the deferred tax assets.

The Company has recorded $327,000 and $304,000 in reserves for uncertain tax positions as of July 31, 2020 and 2019, respectively.

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

In fiscal 2018, the Company entered into a membership agreement to occupy shared office space in Atlanta, Georgia. Our shared office arrangement commenced upon taking possession of the space and ends in November 2020. Fees due under the membership agreement are based on the number of contracted seats and the use of optional office services. The Company abandoned this shared space in March 2020. As of July 31, 2020, minimum fees due under the shared office arrangement totalled $67,000. Accordingly, we recorded an expense for the minimum future commitment under agreement and accrued the cost to the accompanying consolidated balance sheet. Refer to Note 3 – Operating Leases.

Royalty Liability

On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, we paid Montefiore a one-time initial base royalty fee of $3,000,000. Additionally, we originally committed that Montefiore would receive at least an additional $3,000,000 of on-going royalty payments related to future sublicensing of CLG by us within the first six and one-half years of the license term. On July 1, 2018, we entered into a joint amendment to the Royalty Agreement and the existing Software License and Support Agreement with Montefiore to modify the payment obligations of the parties under both agreements. According to the modified provisions, our obligation to pay on-going royalties under the Royalty Agreement was replaced with the obligation to (i) provide maintenance services for 24 months and waive associated maintenance fees, and (ii) pay $1,000,000 in cash by July 31, 2020. As a result of the commitment to fulfill a portion of our obligation by providing maintenance services at no cost, the royalty liability was significantly reduced, with a corresponding increase to deferred revenues. As of July 31, 2020 and January 31, 2020, we had $-0- and $345,000, respectively, in deferred revenues associated with this modified royalty liability. The fair value of the royalty liability was determined based on the amount payable in cash. As of July 31, 2020 and January 31, 2020, the present value of this royalty liability was $1,000,000 and $ 969,000, respectively.

COVID-19

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

At closing, the Company realized approximately $5.4 million in net proceeds after (i) repaying the $4.0 million Company’s term loan with Bridge Bank, (ii) adjusting for certain customer prepayments, (iii) the escrow funds of $800,000 and (iv) certain transaction cost. The gain on the sale of assets is summarized as follows:

Net Proceeds, including escrowed funds	$12,088,000
Net tangible assets sold:
Accounts Receivable	(1,130,000)
Prepaid Expenses	(576,000)
Deferred Revenues	4,010,000
Net tangible assets sold	2,304,000
Capitalized software development costs	(1,772,000)
Goodwill	(4,825,000)
Transaction cost	(1,782,000)
Gain on sale of discontinued operations	$6,013,000

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

The Company recorded the following into discontinued operations on the accompanying consolidated balance sheets:

	As of
	July 31, 2020	January 31, 2020
Current assets of discontinued operations:
Accounts receivable	$154,000	$1,150,000
Contract receivables	—	17,000
Prepaid Assets	—	418,000
Current assets of discontinued operations	$154,000	$1,585,000
Long-term assets of discontinued operations:
Property and equipment, net	$42,000	$54,000
Capitalized software development cost, net	—	1,816,000
Goodwill	—	4,825,000
Other	—	131,000
Long-term assets of discontinued operations	$42,000	$6,826,000
Current liabilities of discontinued operations:
Accounts payable	$—	$514,000
Accrued expenses	33,000	142,000
Deferred revenues	157,000	4,397,000
Current liabilities of discontinued operations	$190,000	$5,053,000

For the three- and six- months ended July 31, 2020 and 2019, the Company recorded the following into discontinued operations in the accompanying consolidated statements of operations:

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Revenues:
System sales	$—	$36,000	$—	$46,000
Professional services	—	205,000	—	331,000
Maintenance and support	—	1,486,000	412,000	2,985,000
Software as a service	—	577,000	138,000	1,135,000
Transition service fees	157,000	—	157,000	—
Total revenues	$157,000	$2,304,000	$707,000	$4,497,000

Expenses:
Cost of Sales	5,000	632,000	290,000	1,252,000
Selling, general and administrative expenses	—	59,000	—	122,000
Research and development	—	207,000	—	410,000
Transition service cost	48,000		48,000
Deferred financing cost	—	—	128,000
Other expenses	—	—	—	25,000
Total expenses	53,000	898,000	466,000	1,809,000

Income from discontinued operations	$104,000	$1,406,000	$241,000	$2,688,000

We entered into an agreement with the Purchaser of the ECM Assets to maintain the current data center through a transition period that is expected to be approximately seven months. The Company will continue to pay the rent and maintain the servers within the data center during the transition services period and these amounts will continue to be presented as discontinued operations in future periods throughout fiscal year 2020. In consideration of these transition services, the Company maintained rights to certain customer contracts that provides a revenue stream of approximately $40,000 per month. Therefore, during the transition period as defined the sale agreement, the Company will receive approximately $40,000 in revenue per month and have cost of approximately $30,000. The transition services does not have a finite ending date, however, the goals of both the Purchaser and the Company is to complete the transition as quickly as possible, and with a goal of ending this portion of the agreement by October 2020. The cost to maintain the data center can be eliminated upon the completion of the transition services as described in the Asset Purchase Agreement. Our on-going cost to maintain the data center includes rent, cost of the servers, certain third-party software arrangements, and depreciation of the servers. The property and equipment on the Company’s balance sheet in discontinued operations is the net book value for the related servers in the data center.

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

For the year ended January 31, 2020, 121G Consulting fees totalled $276,000. Of that amount, $88,000 was included in executive transition cost and $188,000 was included in the Company’s operating cost in the accompanying consolidated statements of operations. As of January 31, 2020, consulting fees payable to 121G Consulting totalled $40,000 and are included in accounts payable in the accompanying consolidated balance sheet.

On March 19, 2020, as previously disclosed in an 8-K, the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, LLC (“180 Consulting”), pursuant to which 180 Consulting will provide a variety of consulting services including product management, internal systems platform integration and software engineering services, among others, through separate statements of work (“SOWs”). Contemporaneously, the Company entered into three SOWs under the MSA and has contracted to enter into two more SOWs within sixty (60) days of the date of entry into the MSA, SOW #4 and SOW #2A was entered into on June 8, 2020 and July 21, 2020, respectively. While no related person has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to us under the MSA and the SOWs may share workspace and administrative costs with 121G Consulting.

During the first six-month period ended July 31, 2020, the Company incurred total fees of $229,000 under the terms of the MSA related to 180 Consulting. Of those fees, approximately $75,000 was related to capitalized software development, and the remaining $154,000 was operating cost. The Company issued approximately 97,000 shares of restricted stock during the quarter. Accordingly, the Company recognized approximately $107,000 in non-employee stock compensation during the quarter, of which $38,000 was reported in capitalized software development cost.

NOTE 10 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after July 31, 2020, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements, except for the following.

Montefiore Final Minimum Royalty Payment

As discussed in Note 7 – Commitments and Contingencies, the Company has a contractual obligation to pay Montefiore $1,000,000 that originated from the acquisition of Clinical Analytics (Clinical Looking Glass) in October 2013. The final payment has been previously adjusted in July 2018. The Company is currently discussing a payment plan for this final liability with Montefiore. The Company is expecting to pay the full payment; however, it may extend the payment terms further into Fiscal 2020.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. This Report, therefore, contains statements about future events and expectations which are forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”, and 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue, income, receivables, backlog, client attrition, acquisitions and other growth opportunities, sources of funding operations and acquisitions, the integration of our solutions, the performance of our channel partner relationships, the sufficiency of available liquidity, research and development, and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

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

Results of Operations

Revenues

	Three-Months Ended			%
(in thousands):	July 31, 2020	July 31, 2019	Change	Change

System sales	$215	$111	$104	94%
Professional services	179	203	(24)	(12)%
Audit services	463	354	109	31%
Maintenance and support	1,228	1,273	(45)	(4)%
Software as a service	802	548	254	46%
Total Revenues	$2,887	$2,489	$398	16%

	Six-Months Ended			%
(in thousands):	July 31, 2020	July 31, 2019	Change	Change

System sales	$215	$332	$(117)	(35)%
Professional services	360	658	(298)	(45)%
Audit services	1,007	749	258	34%
Maintenance and support	2,486	2,725	(239)	(9)%
Software as a service	1,663	1,189	474	40%
Total Revenues	$5,731	$5,653	$78	1%

Proprietary software and term licenses — Proprietary software revenue recognized for the three months ended July 31, 2020 increased by $104,000 and six months ended July 31, 2020 decreased by $117,000 over their respective prior comparable periods. The Company is able to influence sales of these products; however, the timing is difficult to manage as sales generally result from our distribution partners, certain delays in contracting for systems sales are a result of the COVID-19. Perpetual license sales of our Streamline Health® Abstracting™ solution began to pick-up in the latter part of the second quarter of fiscal 2020. The Company is unable to ascertain the timing or extent of the impact of COVD-19 on the Company’s on-ongoing performance relative to perpetual software sales.

Professional services — For the three- and six-month periods ended July 31, 2020, revenues from professional services decreased by $24,000 and $298,000 from the prior comparable period. This decrease in professional services revenue is primarily due to the timing of completion of a few, large, professional services agreements in the first half of fiscal year 2019. Additionally, the lower professional services in the current was a result of COVID-19 as it delayed customer decisions on and their ability to staff projects during the first half of 2020. The Company is unable to ascertain the timing or extent of the impact of COVID-19 on the Company’s on-ongoing performance relative to professional services.

Audit services — Audit services revenue for the three- and six-month periods ended July 31, 2020 increased by $109,000 and $258,000, respectively, over the prior comparable periods. The Company realized higher demand for audit services in the fourth quarter of 2019, and that higher demand has continued into the first half of 2020. The Company’s expertise, demonstrated and supported by eValuator, and the fact that our professional staff is onshore is believed to be a competitive advantage with regard to the audit services. We did experience a temporary reduction in volumes for approximately 45 days from certain customers that were primarily physician based, as a result of COVID-19. This occurred late in the first quarter and early in the second quarter of fiscal 2020. Volumes showed signs of recovery toward the end of the second quarter of fiscal 2020 with some customers increasing the number of requested encounters to be audited. The Company has customer opportunities in the market combining the eValuator technology with audit services to provide customers with a comprehensive solution (“a technology enabled service”).

Maintenance and support — Revenue from maintenance and support for the three- and six-month periods ended July 31, 2020 decreased by $45,000 and $239,000 and July 31, 2020 was lower than the prior comparable six-month period by 9%. The Company is expecting lower revenue for the full year 2020, over prior comparable periods, due to pricing pressure and cancellations by certain customers of our legacy products, primarily clinical analytics. The Company’s agreement for Clinical Analytics with Montefiore terminated on June 30, 2020. Accordingly, the Company recognized $69,000 lower revenue from Clinical Analytics in the three months and six months ended July 31, 2020 as compared with the same period in 2019. The customer pricing differences and rate of customer cancellations has not exceeded the Company’s budget for fiscal 2020.

Software as a Service (SaaS) — Revenue from SaaS for the three- and six-month periods ended July 31, 2020 increased by $254,000 and $474,000, respectively from the prior comparable periods. The increase resulted from new customers of our growth product, eValuator. The Company’s legacy product, Financial Management Systems, has been consistent and is not expected to see a shortfall in fiscal 2020. The eValuator SaaS revenue base should continue to grow in fiscal 2020 as we experience go-lives on already sold eValuator customers, and sales of new eValuator customers that will go-live later in fiscal 2020. We have experienced slower first contact to contracting as result of COVID-19. While we have seen some positive activity, we are unable to estimate the impact of COVID-19 on future contracting processes with our customers.

Cost of Sales

	Three-Months Ended			%
(in thousands):	July 31, 2020	July 31, 2019	Change	Change
Cost of system sales	$125	$27	$98	363%
Cost of professional services	293	462	(169)	(37)%
Cost of audit services	373	321	52	16%
Cost of maintenance and support	182	176	6	3%
Cost of software as a service	379	140	239	171%
Total cost of sales	$1,352	$1,126	$226	20%

	Six-Months Ended			%
(in thousands):	July 31, 2020	July 31, 2019	Change	Change
Cost of system sales	$202	$91	$111	122%
Cost of professional services	557	888	(331)	(37)%
Cost of audit services	733	624	109	17%
Cost of maintenance and support	368	303	65	21%
Cost of software as a service	761	247	514	208%
Total cost of sales	$2,621	$2,153	$469	22%

The increase in overall cost of sales for the three and six months ended July 31, 2020 from the comparable prior period is primarily due to the increase in amortization of software development. The Company placed larger amounts of software development into service in the third and fourth quarter of fiscal 2019. The placement of the software into service is resulting in higher rates of amortization for fiscal 2020.

Cost of system sales includes amortization and impairment of capitalized software expenditures and the cost of third-party software. The increase in expense for the three- and six-month periods ended July 31, 2020 from the comparable prior period was primarily due to the increase in amortization of capitalized software costs as discussed above.

The cost of professional services includes compensation and benefits for personnel and related expenses. The decrease in expense for the three- and six-month periods from the prior comparable periods is primarily due to lower rates of professional services required for SaaS type implementations. The SaaS solutions are more efficient to implement as compared to the legacy on-premise software implementations. On-premise implementations, as was the case with legacy software products implementations, took longer and involved substantially more cost.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. The increase in expense for the three- and six-month periods ended July 31, 2020 is attributed to the higher volumes of coding transaction processed, and the related higher revenue. The Company audit services personnel utilize eValuator and it is believed that the product makes them more productive and efficient.

The cost of maintenance and support includes compensation and benefits for client support personnel. The increase in expense for the three- and six-month period ended July 31, 2020 was primarily due to increases in compensation for this department.

The cost of SaaS solutions is relatively fixed, subject to inflation for the goods and services it requires. The increase in expense for the three- and six-month periods ended July 31, 2020 was primarily due to the amortization of capitalized software development costs and the movement of headcount to support this growth product.

Selling, General and Administrative Expense

	Three-Months Ended			%
(in thousands):	July 31, 2020	July 31, 2019	Change	Change
General and administrative expenses	$1,596	$1,501	$95	6%
Sales and marketing expenses	688	901	(213)	(24)%
Total selling, general, and administrative expense	$2,284	$2,402	$(118)	(5)%

	Six-Months Ended			%
(in thousands):	July 31, 2020	July 31, 2019	Change	Change
General and administrative expenses	$3,052	$3,152	$(100)	(3)%
Sales and marketing expenses	1,524	1,671	(147)	(9)%
Total selling, general, and administrative expense	$4,576	$4,823	$(247)	(5)%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The decrease in general and administrative expenses for the six-months ended July 31, 2020 from the comparable prior period is primarily attributed to a reduction in salaries and benefits and professional fees associated with the company’s annual audit and annual shareholders meeting. The Company previously announced, at the end of fiscal year ended January 31, 2020, a rationalization to better match expenses with its lower revenues as a result of the sale of the ECM Assets. The rationalization impacted personnel beyond that of those directly attributable to the ECM Assets. The Company records a disproportionate amount of professional fees in the first quarter of each fiscal year related to the annual audit and the Company’s annual shareholder meeting. This disproportionate amount of professional fees occurred in both three-month periods ended July 31, 2020 and 2019.

Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. The decrease in sales and marketing expense for the three and six months ended July 31, 2020 from the comparable prior period was primarily due to reduction in salaries and benefits as positions vacated in the latter half of fiscal 2020 were not backfilled, Travel and entertainment expenses and marketing trade show expenses have also decreased during the six-months ended July 30, 2010 over the prior comparable period as an impact of the novel Coronavirus. The Company has temporarily stopped travel until its employee safety can be assured. There is no anticipated date to re-institute travel for its sales, and other personnel. The Company has been productive using web-based meeting media to continue its sales and customer service processes.

Research and Development

	Three-Months Ended			%
(in thousands):	July 31, 2020	July 31, 2019	Change	Change
Research and development expense	$509	$660	$(151)	(23)%
Plus: Capitalized research and development cost	653	753	(100)	(13)%
Total research and development cost	$1,162	$1,413	$(251)	(18)%

	Six-Months Ended			%
(in thousands):	July 31, 2020	July 31, 2019	Change	Change
Research and development expense	$1,193	$1,249	$(56)	(4)%
Plus: Capitalized research and development cost	1,131	1,543	(412)	(27)%
Total research and development cost	$2,324	$2,792	$(468)	(17)%

Research and development cost consists primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and allocated occupancy expense. The three-month period ended July 31, 2020 includes $38,000 of capitalized non-employee stock compensation as explained in Note 9 – Related Party Transactions. Total research and development cost for the three- and six-month periods ended July 31, 2020 was lower than that from the prior comparable period. The Company previously announced an employee rationalization on January 31, 2020, which research and development personnel were impacted. The Company has continued to be more efficient in research and development while focusing on its growth products, primarily eValuator. The Company is spending fewer dollars on maintenance for its legacy products as these have attained maturity in the marketplace. The Company is expecting that total research and development expenses will continue at the second quarter 2020 levels throughout fiscal year 2020. For the six months ended July 31, 2020 and 2019, as a percentage of revenues, total research and development costs were 41% and 49%, respectively.

Executive transition cost

	Three-Months Ended			%
(in thousands):	July 31, 2020	July 31, 2019	Change	Change
Executive transition cost	$—	140	(140)	(100)%

	Six-Months Ended			%
(in thousands):	July 31, 2020	July 31, 2019	Change	Change
Executive transition cost	$—	140	(140)	(100)%

We recorded $140,000 in cost related to replacing the Company’s CEO in the second quarter of fiscal 2019. These costs, which included placement fees, retention bonuses for existing key personnel and certain required consulting cost. Each of these costs are directly attributable to the successful placement of a new CEO with the Company. All executive transition costs were recorded throughout fiscal 2019 and none were incurred during fiscal 2020.

Loss on exit of operating lease

	Six-Months Ended			%
(in thousands):	July 31, 2020	July 31, 2019	Change	Change
Loss on exit of operating lease	$105	$—	105	100%

Refer to Note 3 – Operating Leases. We recorded $105,000 in cost related to the remaining payments required under the agreement with the landlord on shared office space in Atlanta that was abandoned when the Company entered a new lease for office space in Alpharetta, Georgia.

Other Expense

	Three-Months Ended			%
(in thousands):	July 31, 2020	July 31, 2019	Change	Change
Interest expense	$(13)	$(70)	57	(81)%
Miscellaneous expense	(64)	(103)	39	(38)%
Total other expense	$(77)	$(173)	96	(55)%

	Six-Months Ended			%
(in thousands):	July 31, 2020	July 31, 2019	Change	Change
Interest expense	$(27)	$(148)	121	(82)%
Miscellaneous expense	(82)	(119)	37	(31)%
Total other expense	$(109)	$(267)	158	(59)%

Interest expense consists of interest and commitment fees on the line of credit, interest on the term loan, the Company’s PPP Loan and is inclusive of deferred financing cost amortization expense. Interest expense decreased for the three and six months ended July 31, 2020 from the prior comparable period primarily due to the reduction in outstanding principal on our term loan. The Company re-paid its term loan with Bridge bank on February 24, 2020, upon closing the sale of the ECM Assets.

The components of miscellaneous expense for the three and six-month periods ended July 31, 2020 and 2019 is primarily the valuation allowance on the Montefiore liability and any currency transaction. Miscellaneous expense for the six-month period ended July 31, 2020 includes each of (i) a $50 impact for currency transaction revaluation, and (ii) $31 for Montefiore valuation adjustment. Miscellaneous expense for the six-month period ended July 31, 2019 includes (i) valuation adjustment for Montefiore, (ii) certain foreign currency transactions, and (iii) a $70 one-time expense for a failed refinancing effort.

Provision for Income Taxes

We recorded an income tax benefit of $(172) and $(356) for the three months ended July 31, 2020 and 2019, which is comprised of estimated federal, state and local income tax provisions. The income tax benefit is partially off-set by an income tax from discontinued operations. The Company has a substantial amount of net operating losses for federal and state income tax purposes. We do not anticipate any tax from the sale of the ECM Assets, or income from continuing or discontinued operations for the full year fiscal 2020. For the three months ended July 31, 2020. The net income tax expense from continuing and discontinued operations will continue to reverse out of the Company’s statement of operations through the fiscal year 2020.

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

	Three-Months Ended		Six Months Ended
In thousands, except per share data	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Adjusted EBITDA Reconciliation
Loss from continuing operations	$(1,163)	$(1,656)	$(2,140)	$(2,298)
Interest expense	13	70	27	148
Income tax benefit	(172)	(356)	(733)	(681)
Depreciation	17	14	31	22
Amortization of capitalized software development costs	362	110	651	236
Amortization of intangible assets	124	142	247	285
Amortization of other costs	78	70	153	136
EBITDA	(741)	(1,606)	(1,764)	(2,152)
Share-based compensation expense	349	160	613	429
Non-cash valuation adjustments	14	16	31	31
Loss on exit of operating lease	—	—	105	—
Adjusted EBITDA	$(378)	$(1,430)	$(1,015)	$(1,692)
Adjusted EBITDA margin (1)	(13)%	(57)%	(18)%	(30)%

Adjusted EBITDA per Diluted Share Reconciliation
Loss from continuing operations per common share — diluted	$(0.04)	$(0.08)	$(0.07)	$(0.12)
Net loss per common share — diluted	$(0.04)	$(0.03)	$0.08	$(0.03)
Adjusted EBITDA per adjusted diluted share (2)	$(0.01)	$(0.07)	$(0.03)	$(0.09)

Diluted weighted average shares (3)	30,026,658	19,913,658	29,897,236	19,853,510
Includable incremental shares — adjusted EBITDA (4)	394,815	3,163,149	332,359	3,097,413
Adjusted diluted shares	30,421,473	23,076,807	30,229,595	22,950,923

(1)	Adjusted EBITDA as a percentage of GAAP net revenue.

(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

(3)	Diluted EPS for our common stock was computed using the if-converted method, which yields the same result as the two-class method.

(4)	The number of incremental shares that would be dilutive under an assumption that the Company is profitable during the reported period, which is only applicable for a period in which the Company reports a GAAP net loss. If a GAAP profit is earned in the reported periods, no additional incremental shares are assumed.

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

Liquidity and Capital Resources

The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or SaaS data center infrastructure. Operations are funded with cash generated by operations and borrowings under credit facilities. Additionally, on February 24, 2020, the Company generated over $5.4 million in proceeds from the sale of the ECM Assets, after repaying its $4.0 million term loan. The Company believes that cash flows from operations, the cash from the sale of the ECM Assets and available credit facilities are adequate to fund current obligations for the next twelve months from issuance of these financial statements. Cash and cash equivalent balances at July 31, 2020 and January 31, 2020 were $ 5,707,000 and $1,649,000, respectively. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.

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

The Company has liquidity through the Loan and Security Agreement described in more detail in Note 4 - Debt of our condensed consolidated financial statements. The Company has a $2,000,000 revolving credit facility, which can be advanced based upon 80% of eligible accounts receivable, as defined in the Loan and Security Agreement. In order to draw upon the revolving credit facility, the Company’s must comply with certain financial covenants, including the requirement that the Company maintain certain minimum recurring revenue and Bank EBITDA levels, calculated pursuant to the Loan and Security Agreement, measured on a monthly basis over a trailing three-month period and year-to-date then ended, and which shall not deviate by the greater of (i) thirty percent of its projected Bank EBITDA or (ii) $150,000, or 15% or 20% of the Company’s recurring revenue for the trailing three and twelve-month period then ended, respectively. Our lender uses a measurement that is similar to the Adjusted EBITDA, a non-GAAP financial measure described above. The bank uses an Adjusted EBITDA that is further reduced by the Company’s spend on capitalized software development for the period. The bank agreement initially required the Company to maintain a minimum Asset Coverage Ratio. However, the Asset Coverage Ratio was eliminated as a covenant under an amendment dated April 11, 2020. The Company obtained a waiver at January 31, 2020 against its existing covenants. The Company has provided guidance to the bank for purposes of setting its fiscal year 2020 covenants.

The Company was in compliance with the foregoing loan covenants at July 31, 2020. Based upon the borrowing base formula set forth in the Credit Agreement, as of July 31, 2020, the Company had access to $627,000 of the full $2,000,000 revolving line of credit. As of July 31, 2020, there were no outstanding borrowings under the line of credit.

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

Significant cash obligations

(in thousands)	July 31, 2020	January 31, 2020
Term loan (1)	$2,301	$3,872
Royalty liability (2)	1,000	969

(1)	Term loan balance is reported net of deferred financing costs of $- and $128 as of July 31, 2020 and January 31, 2020, respectively. Refer to Note 4 - Debt to the condensed consolidated financial statements for additional information. The term loan balance as of July 31, 2020 is the Company’s PPP loan. The term loan payable as of January 31, 2020 was bank term debt.

(2)	Refer to Note 7- Commitments and Contingencies to the condensed consolidated financial statements for additional information.

Operating cash flow activities

	Six Months Ended
(in thousands)	July 31, 2020	July 31, 2019
Net loss from continuing operations	$(2,140)	$(2,298)
Non-cash adjustments to net loss	1,045	331
Cash impact of changes in assets and liabilities	(876)	(1,108)
Net cash used in operating activities	$(1,971)	$(3,075)

The use of cash from operating activities is due to the loss from operations for the second quarter ended July 31, 2020 as well as certain non-recurring cost paid in the first quarter of fiscal year 2020. We had some $600 of non-recurring cost accrued at the end of fiscal 2019, that were funded in the first quarter ended April 30, 2020. These were inclusive of approximately $300 of severance liabilities for an employee rationalization that occurred on January 31, 2020.

Investing cash flow activities

	Six-Months Ended
(in thousands)	July 31, 2020	July 31, 2019
Purchases of property and equipment	$(34)	$(46)
Proceeds from sale of ECM Assets	11,288	—
Capitalized software development costs	(1,094)	(1,543)
Net cash provided by (used in) investing activities	$10,160	$(1,589)

The improvement in the cash used in investing activities in the six months ended July 31, 2020 over the prior comparable period is primarily due to the proceeds from our sale of the ECM Assets, and lower capitalized software development costs. Refer to Note 8 – Discontinued Operations for more information on the sale of the ECM Assets. Operationally, the Company has a more focused effort on the spend for software development projects. See discussion and analysis in “Research and development costs” above. The proceeds from the sale of the ECM Assets are net of direct transaction expenses.

Financing cash flow activities

	Six-Months Ended
(in thousands)	July 31, 2020	July 31, 2019
Proceeds from line of credit	2,301	1,000
Principal repayments on term loan	$(4,000)	$(298)
Other	(58)	(14)
Net cash (used in) provided by financing activities	$(1,757)	$688

The cash used in financing activities in the six months ended July 31, 2020 was primarily the result of the repayment of the Company’s term loan on February 24, 2020, upon the closing the sale of the ECM Assets. The Company was required to repay the term loan at close and funding of the sale of the ECM Assets. Additionally, the Company filed for, and received, a PPP loan in the amount of $2,301. Refer to Note 4 – Debt.

Item 2. ISSUER OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended July 31, 2020:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price Paid	Announced Plans or	under the Plans or
	(1)	per Share	Programs	Programs
May 1 - May 31	24,358	$0.96	—	—
June 1 - June 30	—	—	—	—
July 1 - July 31	9,346	$1.32	—	—
Total	33,704	$1.06	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended July 31, 2020.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President (who serves as our principal executive officer) and our Senior Vice President (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of July 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2020.

Changes in Internal Control over Financial Reporting

During the three and six months periods ended July 31, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that have materially affected, or are reasonably likely to materially affect, our internal control. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 29, 2020, we issued 157,298 shares of common stock to 180 Consulting, LLC as compensation for services provided pursuant to the Master Services Agreement, effective March 19, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC and related statements of work. The shares were issued in a private placement in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

Item 6. EXHIBITS

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Form 10-Q, filed September 15, 2014).
3.2	Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014 (Incorporated by reference from Exhibit 3.1 of Form 8-K, filed April 3, 2014).
10.1	Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 22, 2020).
10.2	Master Services Agreement, effective March 19, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.1 of the Form 8-K, filed March 25, 2020).
10.3	Statement of Work #1 by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.2 to the Form 8-K, filed March 25, 2020).
10.4	Statement of Work #2 by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.3 to the Form 8-K, filed March 25, 2020).
10.5	Statement of Work #3 by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.4 to the Form 8-K, filed March 25, 2020).
10.6*	Statement of Work #4 by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC*†
10.7	Operating Lease for Alpharetta, Georgia
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10-Q for the three-month period ended July 31, 2020 filed with the SEC on June xx, 2020, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at July 31, 2020 and January 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three- and six-month periods ended July 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six-month periods ended July 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six-month periods ended July 31, 2020 and 2019, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

†	Certain portions of the exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv) because they are both (i) not material to investors and (ii) likely to cause competitive harm to the Company if publicly disclosed.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: September 10, 2020	By:	/S/ WYCHE T. “TEE” GREEN, III
Wyche T. “Tee” Green, III Chief Executive Officer

DATE: September 10, 2020	By:	/S/ Thomas J. Gibson
Thomas J. Gibson
Chief Financial Officer

