Form 10-K
period 2021-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2021-04-22
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

Commission File Number: 000-28132

STREAMLINE HEALTH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1455414
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11800 Amber Park Dr., Suite 125

Alpharetta, GA 30009

(Address of principal executive offices) (Zip Code)

(888) 997-8732

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	STRM	Nasdaq Capital Market

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed using the closing price as reported by The NASDAQ Stock Market, Inc. for the Registrant’s Common Stock on July 31, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was $26,206,914.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value per share, as of April 22, 2021 was 42,317,441.

Documents incorporated by reference:

Information required by Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2021 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended January 31, 2021.

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K (the “Report”) and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. These statements about future events and expectations are “forward-looking” within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this Report, both Part I, Item 1, “Business,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue, income, receivables, backlog, customer attrition, acquisitions and other growth opportunities, sources of funding operations and acquisitions, the integration of our solutions, the performance of our channel partner relationships, the sufficiency of available liquidity, research and development, and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described in Part I, Item 1A, “Risk Factors” herein, and the other cautionary statements in other documents we file with the SEC, including the following:

●	competitive products and pricing;

●	product demand and market acceptance;

●	entry into new markets;

●	new product and services development and commercialization;

●	key strategic alliances with vendors and channel partners that resell our products;

●	uncertainty in continued relationships with customers due to termination rights;

●	our ability to control costs;

●	availability, quality and security of products produced and services provided by third-party vendors;

●	the healthcare regulatory environment;

●	potential changes in legislation, regulation and government funding affecting the healthcare industry;

●	healthcare information systems budgets;

●	availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems;

●	the success of our relationships with channel partners;

●	fluctuations in operating results;

●	our future cash needs;

●	the consummation of resources in researching acquisitions, business opportunities or financings and capital market transactions;

●	the failure to adequately integrate past and future acquisitions into our business;

●	critical accounting policies and judgments;

●	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other standard-setting organizations;

●	changes in economic, business and market conditions impacting the healthcare industry and the markets in which we operate;

●	our ability to maintain compliance with the terms of our credit facilities; and

●	our ability to maintain compliance with the continued listing standards of the Nasdaq Capital Market (“Nasdaq”).

Some of these factors and risks have been, and may further be, exacerbated by the coronavirus, or COVID-19, pandemic.

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

PART I

Item 1. Business

Company Overview

Incorporated in 1989, Streamline Health Solutions, Inc. is a provider of solutions and services in the middle of the revenue cycle for healthcare providers throughout the United States and Canada. Streamline Health’s technology helps hospitals improve their financial performance by moving later revenue cycle interventions earlier in the process to optimize their coding accuracy for every patient encounter prior to bill submission. By improving coding accuracy before billing, providers can reduce revenue leakage, mitigate the risk of overbilling, and reduce days in accounts receivable. This enables providers achieve more predictable revenue streams using technology rather than manual intervention.

The Company provides computer software-based solutions and auditing services, which capture, aggregate, and translate structured and unstructured data to deliver intelligently organized, easily accessible predictive insights to its customers. Hospitals and physician groups use the knowledge generated by Streamline Health to help them improve their financial performance.

The Company’s software solutions are delivered to customers either by access to the Company’s data center systems through a secure connection in a software as a service (“SaaS”) delivery method or by a fixed-term or perpetual license, where such software is installed locally in the customer’s data center.

The Company operates exclusively in one segment as a provider of health information technology solutions and associated services that improve healthcare processes and information flows within a healthcare facility. The Company sells its solutions and services in North America to hospitals and health systems through its direct sales force and its reseller partnerships.

Unless the context requires otherwise, references to “Streamline Health,” the “Company,” “we,” “us” and “our” in this Report are intended to mean Streamline Health Solutions, Inc. and its wholly-owned subsidiary. All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following calendar year.

Solutions

The Company offers solutions and services to assist its customers in revenue cycle management including Coding and Clinical Documentation Improvement (CDI), Financial Management and eValuator TM, its flagship cloud-based solution which delivers 100% automated coding analysis prior to billing. The Company’s solutions are designed to improve the flow of critical patient information throughout the enterprise. The solutions and services help to transform and structure information between disparate information technology systems into actionable data, giving the end user comprehensive access to clinical and business intelligence to enable better decision-making. Solutions can be accessed securely through SaaS or delivered either by a perpetual license or by a fixed-term license installed locally. The Company has further distinguished its products between “Growth” and “Legacy.” Growth products are those that for which the Company is heavily investing and are part of the Company’s growth strategy for the future. Legacy products, on the other hand, are products that have matured in the marketplace, and are not necessarily, part of the Company’s growth strategy.

(Growth) eValuator Coding Analysis Platform - This technology is a cloud-based SaaS analytics solution that delivers the capability of fully automated analysis on 100% of billing codes entered by a healthcare provider’s coding team. This is done on a pre-bill basis, enabling providers to identify and address their highest-impact cases prior to bill drop. Rule sets are enabled for inpatient, outpatient and pro-fee cases. With eValuator, providers can add an audit function on a pre-bill basis to all cases, allowing the provider to better optimize reimbursements and mitigate risk on its billing practices.

(Growth) Coding & CDI Solutions - These solutions provide an integrated cloud-based software suite that enhances the productivity of CDI and Coding staff and enables the seamless sharing of patient data. This suite of solutions includes workflows such as CDI, Abstracting and Physician Query.

(Legacy) Financial Management Solutions - These solutions enable financial staff across the healthcare enterprise to drill down quickly and deeply into actionable and real-time financial data and key performance indicators to improve revenue realization and staff efficiency. This suite of solutions includes individual workflows such as accounts receivable management, denials management, claims processing, spend management and audit management. These solutions provide dashboards, data mining tools and prescriptive reporting, which help to simplify, facilitate, and optimize overall revenue cycle performance of the healthcare enterprise. These solutions are also used to increase the completion and accuracy of patient charts and related coding, improve accounts receivable collections, reduce and manage denials, and improve audit outcomes.

(Legacy, Sunset) Patient Care Solution – Outside the Company’s primary focus of solutions in the middle of the revenue cycle for healthcare providers, the Company’s Clinical Analytics solution enables customers to improve their patient care via cohort building and data visualization, fostering an open, continuous learning culture inside a healthcare organization. Providers using Clinical Analytics are empowered with real-time, on-demand predicative insight for improved patient outcomes. The last customer on this product did not renew in June 2020, and accordingly, the Company has no revenue or cost associated with Patient Care Solutions as of that date.

(Legacy, Discontinued Operations) Enterprise Content Management (“ECM Assets”) – This legacy technology product has existed since the inception of the Company. This product assists hospitals with workflow on electronic health records. Historically, this has been one of the largest products, in terms of revenue, for the Company. This ECM Assets were sold on February 24, 2020 to Hyland Software in a transaction accounted for as a sale of assets. See Note 13 – Discontinued Operations to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”. For purposes of the financial information that is contained herein, this business is accounted for as Discontinued Operations.

Services

(Growth) Audit Services — The Company provides technology-enabled coding audit services to help customers review and optimize their internal clinical documentation and coding functions across the applicable segment of the customer’s enterprise. The Company provides these services using experienced auditors and its eValuator proprietary software to improve the targeting of records with the highest likelihood of requiring an audit. The audit services are provided for inpatient DRG coding auditing, outpatient APC auditing, HCC auditing and Physician/Pro-Fee services coding and auditing.

(Growth) Custom Integration Services for CDI/Abstracting — The Company’s professional services team works with customers to design custom integrations that integrate data to or from virtually any clinical, financial, or administrative system. By taking data and documents from multiple, disparate systems and bringing them into one system, customers are able to maximize efficiencies and increase operational performance. The Company’s professional services team also creates custom integrations that transfer data from the Company’s solutions into the customer’s external or internal systems.

(Legacy, Discontinued Operations) Custom Integration Services, Electronic Imaging and Database Monitoring for ECM Assets — The Company’s professional services team works with customers to design custom integrations that integrate data to or from virtually any clinical, financial, or administrative system. These services were sold to Hyland Software on February 24, 2020 in a transaction accounted for as sale of assets. See Note 13 – Discontinued Operations to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”. For purposes of the financial information that is contained herein, this business is accounted for as Discontinued Operations.

Customers and Strategic Partners

The Company continues to provide transformational data-driven solutions to some of the finest, most well-respected healthcare enterprises in the United States and Canada. Customers are geographically dispersed throughout North America. The Company provides these solutions through a combination of direct sales and relationships with strategic channel partners.

During fiscal year 2020, no one individual customer accounted for 10% or more of our continuing operations revenue. During fiscal year 2019, the Company had two customers who individually accounted for 10% or more of our continuing operations revenue. These two customers represent an aggregate of 14% and 20% of total continuing operations revenue for fiscal year 2020 and 2019 respectively. Four customers represented 31%, 16%, 14% and 13%, respectively, of continuing operations accounts receivable as of January 31, 2021 and four customers represented 27%, 23%, 15% and 5%, respectively, of continuing operations accounts receivable as of January 31, 2020. Many of our customers are invoiced on an annual basis. As such, while no individual customers constituted 10% or more of the Company’s continuing operations revenue in fiscal 2020, certain invoices for our customers may exceed 10% of the current continuing operations accounts receivable.

For more information regarding our major customers, please see “Risks Relating to Our Business - Our sales have been concentrated in a small number of customers” in Part 1, Item 1A, “Risk Factors” herein.

Acquisitions and Divestitures

The Company regularly evaluates opportunities for acquisitions and divestitures for portions of the Company that may not align with current growth strategies.

The Company divested its legacy ECM Assets, effective February 24, 2020, in a transaction accounted for as a sale of assets. This sale of assets is consistent with the Company’s efforts to offer and invest in products that serve the middle of the revenue cycle, primarily for acute care healthcare organizations. The Company signed the definitive agreement with respect to the sale of the ECM Assets in December 2019 and prepared and filed a proxy statement to obtain stockholder approval of the transaction. We applied the standard of ASC 205-20-1 to ascertain the timing of accounting for the discontinued operations. Based on ASC 205-20-1, the Company determined that it did not have the authority to sell the assets until the date of the stockholder approval which was February 21, 2020. Accordingly, the Company did not present the ECM Assets as held for sale in previously filed financial statements. On February 21, 2020, the Company having the authority and ability to consummate the sale of the ECM Assets, met the criteria to present discontinued operations as described in ASC 205-20-1. Accordingly, the Company is reporting the results of operations and cash flows, and related balance sheet items associated with the ECM Assets in discontinued operations in the accompanying consolidated statements of operations, cash flows and balance sheets for the current and comparative prior periods. See Note 13 – Discontinued Operations to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

Business Segments

We manage our business as a single business segment. For our total assets at January 31, 2021 and 2020 and total revenue and net loss for the fiscal years ended January 31, 2021 and 2020, see our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” herein.

Contracts, License and Services Fees

The Company enters into agreements with its customers that specify the scope of the system to be installed and/or services to be provided by the Company, as well as the agreed-upon pricing, applicable term duration and the timetable for the associated licenses and services.

For customers purchasing software to be installed locally or provided on a SaaS model, these are multi-element arrangements that include either a perpetual or term license and right to access the applicable software functionality (whether installed locally at the customer site or the right to use the Company’s solutions as a part of SaaS services), terms regarding maintenance and support services, and professional services for implementation, integration, process engineering, optimization and training, as well as fees and payment terms for each of the foregoing. If the customer purchases solutions on a perpetual license model, the customer is billed the license fee up front. Maintenance and support is provided on a term basis for separate fees, with an initial term typically from one to five years in length. The maintenance and support fee is charged annually in advance, commencing either upon contract execution or deployment of the solution in live production. If the customer purchases solutions on a term-based model, the customer is billed periodically a combined access fee for a specified term, typically from one to seven years in length. The access fee includes the access rights along with all maintenance and support services.

The Company also generally provides software and SaaS customers professional services for implementation, integration, process engineering, optimization and training. These services and the associated fees are separate from the license, maintenance and access fees. Professional services are provided on either a fixed-fee or hourly arrangements billable to customers based on agreed-to payment milestones (fixed fee) or monthly payment structure on hours incurred (hourly). These services can either be included at the time the related locally installed software or SaaS solution is licensed as part of the initial purchase agreement or added as an addendum to the existing agreement for services required after the initial implementation.

For coding audit services customers, these review services are provided either through a stand-alone services agreement or services addendum to an existing master agreement with the customer. These review services are available as either a one-time service or recurring monthly, quarterly or annual review structure. These services are typically provided on a per reviewed account/chart basis. Monthly minimums are required where material discounts have been offered. Payment typically occurs upon completion of the applicable review project.

The commencement of revenue recognition varies depending on the size and complexity of the system and/or services involved, the implementation or performance schedule requested by the customer and usage by customers of SaaS for software-based components. The Company’s agreements are generally non-cancellable but provide that the customer may terminate its agreement upon a material breach by the Company and/or or may delay certain aspects of the installation or associated payments in such events. The Company does allow for termination for convenience in certain situations. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period, and a termination or installation delay of one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company’s business, financial condition, and results of operations, as further discussed in Part 1, Item 1A, “Risk Factors” herein. Historically, the Company has not experienced a material amount of contract cancellations; however, the Company sometimes experiences delays in the course of contract performance and the Company accounts for them accordingly.

Third-Party License Fees

The Company incorporates software licensed from various third-party vendors into its proprietary software. The Company licenses these software products and pays the required license fees when such software is delivered to customers.

Associates

As of January 31, 2021, the Company had 67 employees (with 66 as full-time employees and one as a part-time employee), a net decrease of 13 employees during fiscal year 2020. The Company utilizes independent contractors to supplement its staff, as needed. None of the Company’s associates are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good. The Company’s success depends, to a significant degree, on its management, sales and technical personnel.

For more information on contracts, backlog, acquisitions and research and development, see also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Competition

The eValuator product has little direct competition. The Company believes it is an industry leader in pre-bill auditing technology. We have seen competition on similar products that are being utilized by customers as a pre-bill auditing tool, such as PwC Smart and 3M, however, these similar products are intended to be utilized for post-bill auditing which is a different workflow than what is necessary for pre-bill auditing. We expect to have competition in the pre-bill technology industry. Customer processes dictates that correcting errors prior to billing is much more efficient and effective than having an audit after billing. There will be larger and more sophisticated competitors than our Company. Accordingly, using the time we have without direct competition is critical to the Company’s success.

Regarding our Patient Care Solutions, Coding and CDI Solutions, eValuator Coding Analysis Platform, and Financial Management Solutions, several companies historically have dominated the clinical information system software market. The industry is undergoing consolidation and realignment as companies position themselves to compete more effectively. Strategic alliances between vendors of other healthcare systems are increasing. Barriers to entry to this market include technological and application sophistication, the ability to offer a proven product, creating and utilizing a well-established customer base and distribution channels, brand recognition, the ability to operate on a variety of operating systems and hardware platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities. The Company has many competitors including clinical information system vendors that are larger, more established and have substantially more resources than the Company.

Regarding our Audit Services, there are numerous medium and small companies and independent consultants who offer these services. Barriers to entry to this market include creating and utilizing a well-established customer base and distribution channels, brand recognition, establishing differentiators for our services and capital for sustained development and marketing activities.

The Company believes that these obstacles taken together represent a moderate to high-level barrier to entry. The Company believes that the principal competitive factors in its market are customer recommendations and references, company reputation, system reliability, system features and functionality (including ease of use), technological advancements, customer service and support, breadth and quality of the systems, the potential for enhancements and future compatible products, the effectiveness of marketing and sales efforts, price, and the size and perceived financial stability of the vendor. In addition, the Company believes that the speed with which companies in its market can anticipate the evolving healthcare industry structure and identify unmet needs are important competitive factors.

Additional Intellectual Property Rights

In addition to the software licenses described in other sections of this Item 1, “Business”, the Company also holds registered trademarks for its Streamline Health® and other key trademarks used in selling its products. These marks are currently active, with registrations being valid for a period of 3 years each. The Company actively renews these marks at the end of each registration period.

Regulation

Our customers derive a substantial portion of their revenue from third-party private and governmental payors, including through Medicare, Medicaid and other government-sponsored programs. Our customers also have express handling and retention obligations under information-based laws such as the Health Insurance Portability and Accountability Act of 1996. There are no material regulatory proposals of which the Company is aware that we believe currently have a high likelihood of passage that we anticipate would have a material impact on the operation or demand of the Company’s products and services. However, the Company acknowledges there is currently great uncertainty in the U.S. healthcare market, generally, from a regulatory perspective. In addition, there is regulatory uncertainty in the data and technology sectors as it relates to information security regulations. Material changes could have unanticipated impact on demand or usability of the Company’s solutions, require the Company to incur additional development and/or operating costs (on a one-time or recurring basis) or cause customers to terminate their agreements or otherwise be unable to pay amounts owed to the Company, as further discussed in Part 1, Item 1A, “Risk Factors” herein.

Available Information

Copies of documents filed by the Company with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports and statements, if any, can be found at the website http://investor.streamlinehealth.net as soon as practicable after such material is electronically filed with, or furnished to, the SEC. The information contained on the Company’s website is not part of, or incorporated by reference into, this Report. Copies can be downloaded free of charge from the Company’s website or directly from the SEC website, https://www.sec.gov. Also, copies of the Company’s annual report on Form 10-K will be made available, free of charge, upon written request to the Company, attention: Corporate Secretary, 11800 Amber Park Dr., Suite 125, Alpharetta, GA 30009.

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

Risks Relating to Our Business

Our sales have been concentrated in a small number of customers.

Our revenues have been concentrated in a relatively small number of large customers, and we have historically derived a substantial percentage of our total continuing operations revenue from a few customers. For fiscal years ended January 31, 2021 and 2020, our five largest customers accounted for 39% and 46%, respectively, of our total continuing operations revenue. If one or more customers terminate all or any portion of a master agreement, delay installations or if we fail to procure additional agreements, there could be a material adverse effect on our business, financial condition and results of operations. See Note 8 - Major Customers to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, herein for further information regarding representation of the Company’s largest individual major customers.

A significant increase in new SaaS contracts could reduce near-term profitability and require a significant cash outlay, which could adversely affect near term cash flow and financial flexibility.

If new or existing customers purchase significant amounts of our SaaS services, we may have to expend a significant amount of initial setup costs and time before those new customers are able to begin using such services, and we cannot begin to recognize revenues from those SaaS agreements until the commencement of such services. Accordingly, we anticipate that our near-term cash flow, revenue and profitability may be adversely affected by significant incremental setup costs from new SaaS customers that would not be offset by revenue until new SaaS customers go into production. While we anticipate long-term growth in profitability through increases in recurring SaaS subscription fees and significantly improved profit visibility, any inability to adequately finance setup costs for new SaaS solutions could result in the failure to put new SaaS solutions into production and could have a material adverse effect on our liquidity, financial position and results of operations. In addition, this near-term cash flow demand could adversely impact our financial flexibility and cause us to forego otherwise attractive business opportunities or investments.

Our eValuator platform, coding audit services and associated software and technologies represent a new market for the Company, and we may not see the anticipated market interest or growth due to being a new player in the industry.

The Company is currently investing in the eValuator platform as well as new software-based technologies relating to high automation and machine-based analytics regarding a customer’s coding audit process. The return on this investment requires that the product developments continue to be defined and completed in a timely and cost-effective manner, there remains general interest in the marketplace (for both existing and future customers) for this technology, the demand for the product generates sufficient revenue in light of the development costs and that the Company is able to execute a successful product launch for these technologies. If the Company is unable to meet these requirements when launching these technologies, or if there is a delay in the launch process, the Company may not see an increase in revenue to offset the current development costs or otherwise translate to added growth and revenue for the Company.

Customers may exercise termination rights within their contracts, which may cause uncertainty in anticipated and future revenue streams.

The Company generally does not allow for termination of a customer’s agreement except at the end of the agreed upon term or for cause. However, certain of the Company’s customer contracts provide that the customer may terminate the contract without cause prior to the end of the term of the agreement by providing written notice, sometimes with relatively short notice periods. The Company also provides trial or evaluation periods for certain customers, especially for new products and services. Furthermore, there can be no assurance that a customer will not cancel all or any portion of an agreement, even without an express early termination right, and the Company may face additional costs or hardships collecting on amounts owed if a customer terminates an agreement without such a right. Whether resulting from termination for cause or the limited termination for convenience rights discussed above, the existence of contractual relationships with these customers is not an assurance that we will continue to provide services for our customers through the entire term of their respective agreements. If customers representing a significant portion of our revenue terminated their agreements unexpectedly, we may not, in the short-term, be able to replace the revenue and income from such contracts and this would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, customer contract terminations could harm our reputation within the industry, especially any termination for cause, which could negatively impact our ability to obtain new customers.

Changes in healthcare regulations impacting coding, payers and other aspects of the healthcare regulatory cycle could have substantial impact on our financial performance, growth and operating costs.

Our sales and profitability depend, in part, on the extent to which coverage of and reimbursement for medical care provided is available from governmental health programs, private health insurers, managed care plans and other third-party payors. Unanticipated regulatory changes could materially impact the need for and/or value of our solutions. For example, if governmental or other third-party payors materially reduce reimbursement rates or fail to reimburse our customers adequately, our customers may suffer adverse financial consequences. Changes in regulations affecting the healthcare industry, such as any increased regulation by governmental agencies of the purchase and sale of medical products, or restrictions on permissible discounts and other financial arrangements, could also directly impact the capabilities our solutions and services provide and the pricing arrangements we are required to offer to be competitive in the market. Similarly, the U.S. Congress may adopt legislation that may change, override, conflict with or pre-empt the currently existing regulations and which could restrict the ability of customers to obtain, use or disseminate patient health information and/or impact the value of the functionality our products and services provide.

These situations would, in turn, reduce the demand for our solutions or services and/or the ability for a customer to purchase our solutions or services. This could have a material impact on our financial performance. In addition, the speed with which the Company can respond to and address any such changes when compared with the response of other companies in the same market (especially companies who may accurately anticipate the evolving healthcare industry structure and identify unmet needs) are important competitive factors. If the Company is not able to address the modifications in a timely manner compared with our competition, that may further reduce demand for our solutions and services.

The potential impact on us of new or changes in existing federal, state and local regulations governing healthcare information could be substantial.

Healthcare regulations issued to date have not had a material adverse effect on our business. However, we cannot predict the potential impact of new or revised regulations that have not yet been released or made final, or any other regulations that might be adopted. The U.S. Congress may adopt legislation that may change, override, conflict with or pre-empt the currently existing regulations and which could restrict the ability of customers to obtain, use or disseminate patient health information. Although the features and architecture of our existing solutions can be modified, it may be difficult to address the changing regulation of healthcare information.

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

Our customers derive a substantial portion of their revenue from third-party private and governmental payors, including through Medicare, Medicaid and other government-sponsored programs. Our sales and profitability depend, in part, on the extent to which coverage of and reimbursement for medical care provided is available from governmental health programs, private health insurers, managed care plans and other third-party payors. If governmental or other third-party payors materially reduce reimbursement rates or fail to reimburse our customers adequately, our customers may suffer adverse financial consequences, which in turn, may reduce the demand for and ability to purchase our solutions or services.

We face significant competition, including from companies with significantly greater resources.

We currently compete with many other companies for the licensing of similar software solutions and related services. Several companies historically have dominated the clinical information systems software market and several of these companies have either acquired, developed, or are developing their own analytics and coding/clinical documentation improvement solutions, as well as the resultant workflow technologies. The industry is undergoing consolidation and realignment as companies position themselves to compete more effectively. Many of these companies are larger than us and have significantly more resources to invest in their business. In addition, information and document management companies serving other industries may enter the market. Suppliers and companies with whom we may establish strategic alliances also may compete with us. Such companies and vendors may either individually, or by forming alliances excluding us, place bids for large agreements in competition with us. A decision on the part of any of these competitors to focus additional resources in any one of our three solutions stacks (coding audit solutions, analytics and coding/clinical documentation improvement), workflow technologies and other markets addressed by us could have a material adverse effect on us.

The healthcare industry is evolving rapidly, which may make it more difficult for us to be competitive in the future.

The U.S. healthcare system is under intense pressure to improve in many areas, including modernization, universal access and controlling skyrocketing costs of care. We believe that the principal competitive factors in our market are customer recommendations and references, company reputation, system reliability, system features and functionality (including ease of use), technological advancements, customer service and support, breadth and quality of the systems, the potential for enhancements and future compatible solutions, the effectiveness of marketing and sales efforts, price and the size and perceived financial stability of the vendor. In addition, we believe that the speed with which companies in our market can anticipate the evolving healthcare industry structure and identify unmet needs is an important competitive factor. If we are unable to keep pace with changing conditions and new developments, we will not be able to compete successfully in the future against existing or potential competitors.

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

Due to the rapid pace of technological change, we believe our future success is likely to depend upon continued innovation, technical expertise, marketing skills and customer support and services rather than on legal protection of our intellectual property rights. However, we have aggressively asserted our intellectual property rights when necessary and intend to do so in the future.

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

Acquisitions involve a number of risks, including, but not limited to:

●	the potential failure to achieve the expected benefits of the acquisition, including the inability to generate sufficient revenue to offset acquisition costs, or the inability to achieve expected synergies or cost savings;

●	unanticipated expenses related to acquired businesses or technologies and their integration into our existing businesses or technology;

●	the diversion of financial, managerial and other resources from existing operations;

●	the risks of entering into new markets in which we have little or no experience or where competitors may have stronger positions;

●	potential write-offs or amortization of acquired assets or investments;

●	the potential loss of key employees, customers or partners of an acquired business;

●	delays in customer purchases due to uncertainty related to any acquisition;

●	potential unknown liabilities associated with an acquisition; and

●	the tax effects of any such acquisitions.

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

Our solutions are very complex and may not be error-free, especially when first released. Although we perform extensive testing, failure of any solution to operate in accordance with its specifications and documentation could constitute a breach of the license agreement and require us to correct the deficiency. If such deficiency is not corrected within the agreed-upon contractual limitations on liability and cannot be corrected in a timely manner, it could constitute a material breach of a contract allowing the termination thereof and possibly subjecting us to liability. Also, we sometimes indemnify our customers against third-party infringement claims. If such claims are made, even if they are without merit, they could be expensive to defend. Our license and SaaS agreements generally limit our liability arising from these types of claims, but such limits may not be enforceable in some jurisdictions or under some circumstances. A significant uninsured or under-insured judgment against us could have a material adverse impact on us.

We could be liable to third parties from the use of our solutions.

Our solutions provide access to patient information used by physicians and other medical personnel in providing medical care. The medical care provided by physicians and other medical personnel are subject to numerous medical malpractice and other claims. We attempt to limit any potential liability of ours to customers by limiting the warranties on our solutions in our agreements with our customers (i.e., healthcare providers). However, such agreements do not protect us from third-party claims by patients who may seek damages from any or all persons or entities connected to the process of delivering patient care. We maintain insurance, which provides limited protection from such claims, if such claims result in liability to us. Although no such claims have been brought against us to date regarding injuries related to the use of our solutions, such claims may be made in the future. A significant uninsured or under-insured judgment against us could have a material adverse impact on us.

Our SaaS and support services could experience interruptions.

We provide SaaS for many customers, including the storage of critical patient, financial and administrative data. In addition, we provide support services to customers through our customer support organization. We have redundancies, such as backup generators, redundant telecommunications lines and backup facilities built into our operations to prevent disruptions. However, complete failure of all generators, impairment of all telecommunications lines or severe casualty damage to the primary building or equipment inside the primary building housing our hosting center or customer support facilities could cause a temporary disruption in operations and adversely affect customers who depend on the application hosting services. Any interruption in operations at our data center or customer support facility could cause us to lose existing customers, impede our ability to obtain new customers, result in revenue loss, cause potential liability to our customers, and increase our operating costs.

Our SaaS solutions are provided over an internet connection. Any breach of security or confidentiality of protected health information could expose us to significant expense and harm our reputation.

We provide remote SaaS solutions for customers, including the storage of critical patient, financial and administrative data. We have security measures in place to prevent or detect misappropriation of protected health information. We must maintain facility and systems security measures to preserve the confidentiality of data belonging to customers, as well as their patients, that resides on computer equipment in our data center, which we handle via application hosting services, or that is otherwise in our possession. Notwithstanding efforts undertaken to protect data, it can be vulnerable to infiltration as well as unintentional lapse. If confidential information is compromised, we could face claims for contract breach, penalties and other liabilities for violation of applicable laws or regulations, significant costs for remediation and re-engineering to prevent future occurrences and serious harm to our reputation.

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

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our customers’ requirements.

We will need to expand our operations if we successfully achieve greater demand for our products and services. We cannot be certain that our systems, procedures, controls and human resources will be adequate to support expansion of our operations. Our future operating results will depend on the ability of our officers and employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. We may not be able to expand and upgrade our systems and infrastructure to accommodate these increases. Difficulties in managing any future growth, including as a result of integrating any prior or future acquisition with our existing businesses, could cause us to incur unexpected expenses or render us unable to meet our customers’ requirements, and consequently have a significant negative impact on our business, financial condition and operating results.

We may not have access to sufficient or cost-efficient capital to support our growth, execute our business plans and remain competitive in our markets.

As our operations grow and as we implement our business strategies, we expect to use both internal and external sources of capital. In addition to cash flow from normal operations, we may need additional capital in the form of debt or equity to operate and support our growth, execute our business plans and remain competitive in our markets. We may have no or limited availability to such external capital, in which case our future prospects may be materially impaired. Furthermore, we may not be able to access external sources of capital on reasonable or favorable terms. Our business operations could be subject to both financial and operational covenants that may limit the activities we may undertake, even if we believe they would benefit the Company.

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

On December 11, 2019, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank (the “Bank”), consisting of a $4,000,000 term loan and a $2,000,000 revolving credit facility.

The Loan and Security Agreement, as amended, includes financial covenants, including requirements that the Company maintain a minimum asset coverage ratio and certain other financial covenants, including requirements that the Company shall not deviate by more than fifteen percent its revenue projections over a trailing three-month basis or the Company’s recurring revenue shall not deviate by more than twenty percent over a cumulative year-to-date basis of its revenue projections. In addition, beginning on December 31, 2019, the Company’s Bank EBITDA, measured on a monthly basis over a trailing three-month period then ended, shall not deviate by the greater of thirty percent of its projected Bank EBITDA or $150,000. The agreement initially required the Company to maintain a minimum Asset Coverage Ratio (as defined in the Loan and Security Agreement). However, the minimum Asset Coverage Ratio requirement was eliminated as a covenant under an amendment to the Loan and Security Agreement dated April 11, 2020.

On August 10, 2020, the Company entered into a modification of the Loan and Security Agreement. This modification amended the Company’s projected recurring revenue and Adjusted EBITDA performance to align with the COVID-19 impacts on the Company. The modification also amended the cumulative year-to-date recurring revenue covenants to align with the Company’s fiscal year start date of February 1, 2020. These modifications commenced with the month ending June 30, 2020.

On March 2, 2021, the Company entered into an Amended and Restated Loan and Security Agreement with the Bank, consisting of a $3,000,000 revolving credit facility (the “Amended and Restated Loan and Security Agreement”).

The Amended and Restated Loan and Security Agreement includes financial covenants and modifies the recurring revenue performance requirement and the Company’s Bank EBITDA performance requirement. The Company shall not deviate by more than twenty percent its recurring revenue projections over a trailing three-month basis or the Company’s recurring revenue shall not deviate by more than twenty percent over a cumulative fiscal year-to-date basis of its recurring revenue projections. The Company’s EBITDA, measured on a monthly basis over a trailing three-month period then ended, shall not deviate by more than 30% or $300,000.

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

Economic conditions in the U.S. and globally may have significant effects on our customers and suppliers that could result in material adverse effects on our business, operating results and stock price.

Economic conditions in the U.S. and globally could deteriorate and cause the worldwide economy to enter into a stagnant period that could materially adversely affect our customers’ access to capital or willingness to spend capital on our solutions and services or their levels of cash liquidity with which to pay for solutions that they will order or have already ordered from us. Challenging economic conditions also would likely negatively impact our business, which could result in: (1) reduced demand for our solutions and services; (2) increased price competition for our solutions and services; (3) increased risk of collectability of cash from our customers; (4) increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; (5) reduced revenues; and (6) higher operating costs as a percentage of revenues.

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

The ongoing COVID-19 pandemic and resulting adverse economic conditions has had and will likely continue to have an adverse effect on our business, results of operations and financial condition.

The global outbreak of the coronavirus disease (COVID-19), which the World Health Organization characterized as a “pandemic” in March 2020, has resulted in a crisis affecting economies and financial markets worldwide. The pandemic, and its attendant economic damage, has had an adverse impact on our revenue and may continue to adversely affect our business, results of operations and financial condition. The ultimate extent of its impact on us will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the pandemic and actions taken to contain or prevent its further spread, including the widespread availability and use of effective vaccines, among others. These and other potential impacts of COVID-19 could therefore continue to materially and adversely affect our business, results of operations and financial condition.

Prolonged unfavorable economic conditions which arose in response to COVID-19, by local, state and federal and numerous non-U.S. governmental authorities imposing, among other restrictions, travel bans, business closures and other quarantine measures to practice social distancing, and other factors such as recession or slowed economic growth, may continue to result in considerable uncertainty regarding the impact the pandemic will have on our workforce and continued operations.

We have adjusted our business practices to combat the effects of COVID-19 by closing the Company’s primary corporate office, restricting employee travel, implementing social distancing and additional sanitary measures. These actions are being taken in response to recommendations issued by local, state and national government authorities. There has been no further reduction in the Company’s workforce as a result of the COVID-19 pandemic since these initial adjustments, but we are not certain as to whether any additional reductions may be necessary in order to combat the effects of COVID-19-related closures or economic downturns. We do not know of the extent and the duration of the pandemic and these interruptions may continue for an uncertain time, which could adversely impact the Company’s business, results of operations and financial condition.

The variability of our quarterly operating results can be significant.

Our operating results have fluctuated from quarter-to-quarter in the past, and we may experience continued fluctuations in the future. Future revenues and operating results may vary significantly from quarter-to-quarter as a result of a number of factors, many of which are outside of our control. These factors include: the relatively large size of customer agreements; unpredictability in the number and timing of systems sales and sales of application hosting services; length of the sales cycle; delays in installations; changes in customers’ financial conditions or budgets; increased competition; the development and introduction of new products and services; the loss of significant customers or remarketing partners; changes in government regulations, particularly as they relate to the healthcare industry; the size and growth of the overall healthcare information technology markets; any liability and other claims that may be asserted against us; our ability to attract and retain qualified personnel; national and local general economic and market conditions; and other factors discussed in this Report and our other filings with the SEC.

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

The public trading of our common stock is based on many factors that could cause fluctuation in the price of our common stock. These factors may include, but are not limited to:

●	General economic and market conditions;

●	Actual or anticipated variations in annual or quarterly operating results;

●	Lack of or negative research coverage by securities analysts;

●	Conditions or trends in the healthcare information technology industry;

●	Changes in the market valuations of other companies in our industry;

●	Announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

●	Announced or anticipated capital commitments;

●	Ability to maintain listing of our common stock on Nasdaq;

●	Additions or departures of key personnel; and

●	Sales and repurchases of our common stock by us, our officers and directors or our significant stockholders, if any.

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

As of January 31, 2021, we had no shares of preferred stock outstanding.

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

Our common stock is listed on Nasdaq. We cannot assure you that we will be able to maintain compliance with Nasdaq’s current listing standards, or that Nasdaq will not implement additional listing standards with which we will be unable to comply. Failure to maintain compliance with Nasdaq listing requirements could result in the delisting of our shares from Nasdaq, which could have a material adverse effect on the trading price, volume and marketability of our common stock. Furthermore, a delisting could adversely affect our ability to issue additional securities and obtain additional financing in the future or result in a loss of confidence by investors or employees.

Note Regarding Risk Factors

The risk factors presented above are all of the ones that we currently consider material. However, they are not the only ones facing the Company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the market price of our common stock or other securities could decline and you could lose all or part of your investment. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In March 2020, the Company moved its principal offices to a subleased office space at 11800 Amber Park Drive, Suite 125, Alpharetta, GA. The office space totals 7,409 square feet and the sublease expires on March 31, 2023.

Prior to occupying the subleased office space located in Alpharetta, GA, the Company occupied shared office space under a membership agreement which provides for membership fees based on the number of contracted seats.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on NASDAQ under the symbol STRM.

According to the Company’s stock transfer agent’s records, the Company had 207 stockholders of record as of March 29, 2021. Because brokers and other institutions on behalf of stockholders hold many of such shares, the Company is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. The Company estimates that it has approximately 207 stockholders, based on information provided by the Company’s stock transfer agent from its search of individual participants in security position listings.

The Company has never declared or paid any cash dividends on its common stock and does not currently intend to do so for the foreseeable future. The Company currently intends to invest its future earnings, if any, to fund its growth.

For the fiscal year ended January 31, 2021, we issued an aggregate of 248,425 shares of common stock to 180 Consulting (as defined below) as compensation for services provided pursuant to the Master Services Agreement, effective March 19, 2020, by and between the Company and 180 Consulting and related statements of work. The shares were issued in a series of private placements in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder and the certificates representing such shares have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration. See Note 12 – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

The following table sets forth information with respect to our repurchases of common stock during the three months ended January 31, 2021:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price	Announced Plans or	under the Plans or
	(1)	Paid per Share	Programs	Programs
November 1 - November 30	7,525	$1.59	—	—
December 1 - December 31	26,010	1.68	—	—
January 1 - January 31	17,525	1.85	—	—
Total	51,060	$1.73	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended January 31, 2021

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company has determined it could best assist healthcare providers in improving their revenue cycle management by providing solutions and services in the middle portion of the revenue cycle, that is, the revenue cycle operations from initial charge capture to bill drop. We continue to make decisions supporting our focus in the middle of the revenue cycle. In late fiscal 2017, the Company introduced a new product for the middle of the revenue cycle, eValuator. This product has significant implications to the timing and accuracy of our customers’ invoicing through rules that are created to review the accuracy of invoicing prior to the physical invoices being released. This is a notable change to existing processes of our customers. The development activities continued through the end of fiscal 2018. There are continued development efforts planned for eValuator in fiscal 2021, generally, in the same levels as fiscal 2020.

With the focus on the middle of the revenue cycle, the Company is committed to leading an industry movement to improve hospitals’ financial performance by moving billing interventions upstream, to improve coding accuracy before billing, enabling our customers to reduce revenue leakage, mitigate both under-billing and over-billing risk, and reduce denials and days in accounts receivable.

By narrowing our focus to the middle of the revenue cycle, we believe there is a distinct and compelling value proposition that can help us attract more customers. By innovating new technologies, we have been able to expand our target markets beyond just hospitals and into outpatient centers, clinics and physician practices. Our coding solutions like CDI, Physician Query, Abstracting and eValuator are competitive in the market and enabled us to engage five significant new eValuator customers in fiscal year 2020. These five new eValuator customers are some of the largest names in healthcare as we moved upstream to customers that were more likely to change their internal processes to the pre-bill audit.

The Company divested its ECM Assets on February 24, 2020. As discussed above, such divestiture is consistent with the Company’s efforts to focus on the middle of the revenue cycle and its pre-bill technology, eValuator. Management believes that the revenue cycle technology platforms have higher growth opportunities than its legacy products, including the ECM Assets. The Company accounted for the sale of the ECM Assets as a sale of assets. See Note 13 – Discontinued Operations to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

The Company has continued to implement and maintain tight cost and investment controls so that the transition to focusing our efforts in the middle of the revenue cycle has not resulted in a negative impact to our cash flows. While there have been lower revenues in the most recent fiscal years, the Company’s earnings and EBITDA have expanded and the Company is focused on achieving cash generation. During fiscal 2019, the Company recorded non-recurring costs that are added back to Adjusted EBITDA. These costs include; (i) $789,000 for executive transition, (ii) $388,000 for severance related to the Company’s previously disclosed workforce rationalization plan, (iii) $150,000 related to the extinguishment of the Wells Fargo term loan and revolving credit facility, and (iv) $230,000 related to professional fees associated with the Company’s correction of immaterial errors.

Regardless of the state of the Affordable Care Act, the healthcare industry continues to face sweeping changes and new standards of care that are putting greater pressure on healthcare providers to be more efficient in every aspect of their operations. We believe these changes represent ongoing opportunities for our Company to work with our direct customers and partner with various resellers to provide information technology solutions to help providers meet these new requirements.

Near the end of the Company’s fiscal year ended January 31, 2020, the COVID-19 pandemic emerged globally, and it continued through the Company’s fiscal year ended January 31, 2021. The pandemic, and its attendant economic damage, has had an adverse impact on our revenue and may continue to adversely affect our business, results of operations and financial condition. The ultimate extent of its impact on us will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the pandemic and actions taken to contain or prevent its further spread, including the widespread availability and use of effective vaccines, among others. These and other potential impacts of COVID-19 could therefore continue to materially and adversely affect our business, results of operations and financial condition.

Results of Operations

Statements of Operations for the fiscal years ended January 31 (in thousands):

	2021	2020	$ Change	% Change
Systems sales	$590	$1,121	$(531)	(47)%
Professional services	618	1,163	(545)	(47)%
Audit services	1,891	1,712	179	10%
Maintenance and support	4,586	5,356	(770)	(14)%
Software as a service	3,661	2,501	1,160	46%
Total revenues	11,346	11,853	(507)	(4)%
Cost of sales	5,689	5,351	338	6%
Selling, general and administrative	8,565	9,606	(1,041)	(11)%
Research and development	2,933	2,690	243	9%
Executive transition cost	—	789	(789)	(100)%
Rationalization charges	—	388	(388)	(100)%
Transaction costs	—	230	(230)	(100)%
Loss on exit of operating lease	105	—	105	100%
Total operating expenses	17,292	19,054	(1,762)	(9)%
Operating loss	(5,946)	(7,201)	1,255	(17)%
Other expense, net	(113)	(675)	562	(83)%
Income tax benefit	1,260	1,632	(372)	(23)%
Loss from continuing operations	$(4,799)	$(6,244)	$1,445	(23)%
Add: Redemption of Series A Preferred Stock	—	4,894	(4,894)	(100)%
Net loss from continuing operations	$(4,799)	(1,350)	(3,449)	255%
Adjusted EBITDA(1)	$(1,893)	$(2,348)	$455	19%

(1)	Non-GAAP measure meaning net earnings (loss) before net interest expense, tax expense (benefit), depreciation, amortization, stock-based compensation expense, transactional and other expenses that do not relate to our core operations. See “Use of Non-GAAP Financial Measures” below for additional information and reconciliation.

The following table sets forth, for each fiscal year indicated, certain operating data as percentages of total revenues:

Statements of Operations (1)

	Fiscal Year
	2020	2019
Systems sales	5.2%	9.8%
Professional services	5.4	9.2
Audit services	16.7	14.4
Maintenance and support	40.4	45.2
Software as a service	32.3	21.1
Total revenues	100.0%	100.0%
Cost of sales	50.1%	45.1%
Selling, general and administrative	75.5	81.0
Research and development	25.9	22.7
Executive transition cost	—	6.7
Rationalization charges	—	3.3
Transaction costs	—	1.9
Loss on exit of operating lease	0.9	—
Total operating expenses	152.4%	160.8%
Operating loss	(52.4)%	(60.8)%
Other expense, net	(1.0)	(5.7)
Income tax benefit	11.1	13.8
Loss from continuing operations	(42.3)%	(52.7)%
Add: Redemption of Series A Preferred Stock	—	41.3%
Net loss from continuing operations	(42.3)%	(11.4)%
Cost of Sales to Revenues ratio, by revenue stream:
Systems sales	84.9%	89.6%
Services, maintenance and support	46.3%	42.0
Software as a service	52.1%	35.5%

(1)	Because a significant percentage of the operating costs are incurred at levels that are not necessarily correlated with revenue levels, a variation in the timing of systems sales and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past results nor are they necessarily indicative of the future results of the Company in the near or long-term. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

Comparison of fiscal year 2020 with 2019

Revenues

	Fiscal Year		2020 to 2019 Change
(in thousands):	2020	2019	$	%
Systems sales:
Proprietary software - perpetual license	$437	$941	$(504)	(54)%
Term license	153	180	(27)	(15)%
Professional services	618	1,163	(545)	(47)%
Audit services	1,891	1,712	179	10%
Maintenance and support	4,586	5,356	(770)	(14)%
Software as a service	3,661	2,501	1,160	46%
Total Revenues	$11,346	$11,853	$(507)	(4)%

Proprietary software and term licenses — Proprietary software revenues recognized in fiscal 2020 were $437,000, as compared to $941,000 in fiscal 2019. The decreased fiscal 2020 revenues as compared to fiscal 2019 revenues are primarily attributable to two larger perpetual license sales of our Streamline Health® Abstracting. During fiscal 2020, the Company’s distributor partners experienced a slower sales cycle as their customers, which are hospital systems, prioritized addressing the COVID-19 pandemic over software projects. Term license revenue for fiscal 2020 decreased $27,000 from fiscal 2019, to $153,000.

Professional services — Revenues from professional services in fiscal 2020 were $618,000 as compared to $1,163,000 in fiscal 2019. The decrease in professional services revenue is primarily due to the completion of large implementation projects in fiscal 2019 combined with customer-initiated delays in ongoing implementation projects in fiscal 2020. Fiscal 2020 professional services fees are driven, primarily, from certain large CDI & Abstracting projects that were sold in 2019 and 2020, and the related implementation and services associated with these. The COVID-19 pandemic contributed to the decrease in revenue as our customers temporarily placed implementation projects on hold. We expect these projects to restart and revenues to return to 2019 levels as our customers shift priorities away from addressing COVID-19.

Audit services — Audit services revenue for fiscal 2020 increased, to $1,891,000 from $1,712,000, in fiscal 2019. Audit services revenue increase was primarily impacted by the Company’s audit services personnel being on-shore and the use of the Company’s proprietary product, eValuator. Looking ahead to fiscal 2021, the Company continues to see demand for on-shore, technically proficient auditors in the marketplace. The Company believes it has a competitive advantage utilizing eValuator for these professional services. The Company expects modest growth for its audit services business in fiscal 2021.

Maintenance and support — Revenues from maintenance and support in fiscal 2020 were $4,586,000 as compared to $5,356,000 in fiscal 2019. The decrease in maintenance and support revenues in fiscal 2020 resulted primarily from (i) $482,000 related to maintenance terminations due to the Company’s sunsetting of the clinical analytics software and (ii) the termination of a large coding software maintenance customer. The Company believes it has mitigated future terminations through aggressively pursuing long-term contracts with our significant legacy product customers. These activities have proven useful, as they have resulted in substantially better visibility in the near-term revenue base for the Company. The Company expects minimal growth for the maintenance and support line item for fiscal 2021 because pricing pressure and terminations should keep pace with new sales.

Software as a service (SaaS) — Revenues from SaaS in fiscal 2020 were $3,661,000, as compared to $2,501,000 in fiscal 2019. The increase in fiscal 2020 revenue was primarily attributable to growth associated with the Company’s new eValuator product. The Company’s new eValuator product had five new significant sales during fiscal 2020. Not all five of the fiscal 2020 sales had a substantial impact to the full year fiscal 2020 revenue, however, they will have a significant impact to the Company’s fiscal 2021 revenue. The Company expects substantial growth for its SaaS business, year-over-year, and sequentially, in each quarter of fiscal 2021.

Cost of Sales

	Fiscal Year		2020 to 2019 Change
(in thousands):	2020	2019	$	%
Cost of systems sales	$501	$1,004	$(503)	(50)%
Cost of professional services	1,040	1,548	(508)	(33)%
Cost of audit services	1,558	1,255	303	24%
Cost of maintenance and support	684	676	8	1%
Cost of software as a service	1,906	868	1,038	120%
Total cost of sales	$5,689	$5,351	$338	6%

Total cost of sales includes personnel directly affiliated with earning the revenue, amortization of capitalized software expenditures, and royalties on third-party licensing of products used by the Company to deliver its solutions and services. The increase in expense for fiscal 2020 compared with fiscal 2019 was primarily due to a change in the way the Company moved projects through the agile method of development. In fiscal 2021, as previously announced, the Company shortened the time which it was developing specific projects. The change was primarily related to creating velocity and focus on moving projects through the Company’s development quicker. Such change was successful and resulted in higher rates of amortization from new projects placed in service as compared to the previous year. We incurred total amortization expense on internally developed software of $1,662,000 and $1,494,000 in fiscal 2020 and fiscal 2019, respectively.

Cost of systems sales consists of costs associated with amortization of capitalized software costs for our Coding & CDI Solutions. The decrease in expense of systems sales in fiscal 2020 from fiscal 2019 was primarily due to the decrease in amortization of capitalized software costs related to adjustments made to correct immaterial errors in fiscal 2019. Refer to the Immaterial Corrections of Errors section of Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020 for further discussion on these corrections.

The cost of professional services includes compensation and benefits for personnel and related expenses. The decrease in expense for fiscal 2020 as compared with fiscal 2019 is primarily due to the decrease in professional services personnel as the implementation effort for SaaS implementations requires substantially less time than our legacy on-premise products.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. The increase in expense for fiscal 2020 compared to fiscal 2019 is attributed to additional coding auditors required to review higher volumes of coding transactions processed, and the related higher revenue. Again, the Company is beginning to receive renewed interest in its audit services as a result of the Company’s on-shore capabilities and expertise in pre-billing audit and coding services. Further, the internal use of eValuator is making our coders and auditors more efficient.

The cost of maintenance and support includes compensation and benefits for customer support personnel. Expenses for fiscal 2020 as compared with fiscal 2019 were flat.

The cost of SaaS solutions consists of costs (i) associated with amortization of capitalized software costs for our eValuator and Financial Management solutions, (ii) royalties payable to third-parties for use of their coding related content, and (iii) personnel and network related expenses to provision the application for each customer. The royalty and network related agreements are becoming variable as the cost is derived by attributes of the customer’s accessing the system. Amortization expense increased $631,000, from $517,000 in fiscal 2019 to $1,148,000 in fiscal 2020. The additional amortization expense was driven by the increased number of projects put into service in fiscal 2020 compared to fiscal 2019, primarily related to the increased investment in eValuator. The royalties payable to third-parties increased by $134,000 for fiscal 2020 compared to fiscal 2019, with $177,000 and $43,000 being reported in the respective periods. The growth in royalties payable is directly attributable to new customers beginning to use the system and triggering fees owed to the third-party coding content providers. Personnel related expenses also increased in fiscal 2020 compared to fiscal 2019 by $230,000 with $472,000 and $242,000 reported in the respective periods. The Company invested in additional personnel to support SaaS solutions as the customer base has been expanding. The Company anticipates the costs in these categories will continue to rise in fiscal 2021 as the Company continues to invest in eValuator and as new customers begin to use the system.

Selling, General and Administrative Expense

	Fiscal Year		2020 to 2019 Change
(in thousands):	2020	2019	$	%
General and administrative expenses	$5,550	$5,793	$(243)	(4)%
Sales and marketing expenses	3,015	3,813	(798)	(21)%
Total selling, general, and administrative expense	$8,565	$9,606	$(1,041)	(11)%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The decrease in general and administrative expenses for fiscal 2020 as compared to fiscal 2019 is primarily the result of lower expense incurred for audit, financial, and legal professional services. The Company continues to critically analyze the overhead cost of the Company, relative to its revenue.

Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including expenses related to trade shows. The decrease in sales and marketing expense for fiscal 2020 compared with fiscal 2019 was primarily due to reduction in salaries and benefits as positions vacated in the latter half of fiscal 2019 were not backfilled. Travel and entertainment expenses and marketing trade show expenses have also decreased for fiscal 2020 compared to fiscal 2019 as a result of the COVID-19 pandemic. The Company has temporarily stopped travel until its employee safety can be assured. There is no date to re-institute travel for its sales, and other personnel. The Company has been productive using web-based meeting media to continue its sales and customer service processes. For fiscal 2021, the Company expects to increase investment in sales and marketing compared to fiscal 2020, in an effort to grow certain products, primarily eValuator, through personnel cost, trade shows expense, sales and marketing, and investor relations consultant fees.

Research and Development

	Fiscal Year		2020 to 2019 Change
(in thousands):	2020	2019	$	%
Research and development expense	$2,933	$2,690	$243	9%
Plus: Capitalized research and development cost	1,825	2,800	(975)	(35)%
Total research and development cost	$4,758	$5,490	$(732)	(13)%

Research and development expenses consist primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects and an allocated portion of general overhead costs, including occupancy costs, if material. Fiscal 2020 capitalized costs include $40,528 of capitalized non-employee stock compensation as explained in Note 12 – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”. Total research and development costs for fiscal 2020 include increased spend with our development partner. The overall lower total cost comes from fewer personnel as a result of employee rationalization announced January 31, 2020, which impacted research and development personnel. The Company continues to focus on and be more efficient in research and development activities on those products with its highest growth prospects, primarily eValuator. The Company expects fiscal 2021 total research and development spend to continue at approximately the same level as fiscal 2020. For fiscal 2020, as a percentage of revenue, total research and development costs were 42%. In fiscal 2020, the Company was awarded $86,000 from the State of Georgia for its annual research and development tax credit. At the end of fiscal 2020, the cumulative balance of unused research and development credits was $86,000. These research and development tax credits can be applied to current Georgia Payroll Taxes due. The fiscal 2021 and future research and development tax credits are expected to be approximately $74,000 per year.

Executive Transition Cost

	Fiscal Year		2020 to 2019 Change
(in thousands):	2020	2019	$	%
Executive transition cost	$—	$789	$(789)	(100)%

We recorded $789,000 in cost related to replacing the Company’s CEO in the fiscal year ended January 31, 2020. These costs included placement fees, retention bonuses for existing key personnel and certain required consulting costs directly attributable to the successful placement of our new CEO with the Company. The Company did not incur any executive transition costs in fiscal year 2020.

Rationalization Costs

	Fiscal Year		2020 to 2019 Change
(in thousands):	2020	2019	$	%
Rationalization charges	$—	$388	$(388)	(100)%

In the fourth quarter of fiscal 2019, we implemented a rationalization plan to make the operation of the Company more efficient and for the purpose of aligning the Company’s personnel needs and capital requirements in light of the Company’s sale of its enterprise content management business. The rationalization plan included a reduction in workforce resulting in the termination of approximately twenty (20) employees, or approximately twenty percent (20%) of the Company’s workforce. As a result of the rationalization plan, the Company recorded $388,000 in one-time severance and other employee termination-related costs. The Company did not incur any rationalization charges in fiscal year 2020.

Transaction Costs

	Fiscal Year		2020 to 2019 Change
(in thousands):	2020	2019	$	%
Transaction costs	$—	$230	$(230)	(100)%

In fiscal 2019, the Company incurred cost to account for the immaterial correction of an error. The Company incurred approximately $230,000 of legal and accounting cost in conjunction with the company’s immaterial correction of an error. See Note 2 - Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”. These costs were necessary to file the Company’s third quarter Form 10-Q for the period ended October 30, 2019 and were completed on January 8, 2020. The Company did not incur any transaction costs in fiscal year 2020.

Loss on Exit of Operating Lease

	Fiscal Year		2020 to 2019 Change
(in thousands):	2020	2019	$	%
Loss on exit of operating lease	$105	$—	$105	100%

Refer to Note 4 – Operating Leases in our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further details and development with respect to the shared office arrangement in Atlanta. We recorded $105,000 in cost related to the remaining payments required under the agreement with the landlord on shared office space in Atlanta that was abandoned when the Company entered a new lease for office space in Alpharetta, Georgia.

Other Expense

	Fiscal Year		2020 to 2019 Change
(in thousands):	2020	2019	$	%
Interest expense	$(51)	$(309)	$258	(83)%
Loss on early extinguishment of debt	—	(150)	150	(100)%
Miscellaneous expense	(62)	(216)	154	(71)%
Total other expense	$(113)	$(675)	$562	(83)%

Interest expense consists of interest and commitment fees on the line of credit, term loan, the Company’s PPP (as defined below) loan and is inclusive of deferred financing cost amortization. Amortization of deferred financing cost was $28,000 and $82,000 in fiscal 2020 and fiscal 2019, respectively. Interest expense was $23,000 and $227,000 in fiscal 2020 and fiscal 2019, respectively.

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

The decrease in miscellaneous expense in fiscal 2020 as compared to fiscal 2019 was primarily a result of losses reported in fiscal 2019 from (i) certain failed financing cost, and (ii) the purchase of certain options from a terminated employee that were about to expire. Other items reported in miscellaneous expense are the valuation adjustments on the Montefiore minimum royalty liability and certain foreign exchange losses. Refer to Note 12 – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further information concerning the resolution of the Montefiore liability.

Provision for Income Taxes

We recorded an income tax benefit from continuing operations of $1,260,000 and $1,632,000 in fiscal 2020 and fiscal 2019, respectively. Refer to Note 7 - Income Taxes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for details on the provision for income taxes.

The income tax benefit from continuing operations was netted with the income tax provision on discontinued operations as disclosed in prior filings resulting in $0 federal tax expense in fiscal 2020. The Company has a substantial amount of net operating losses for federal and state income tax purposes.

Use of Non-GAAP Financial Measures

In order to provide investors with greater insight and allow for a more comprehensive understanding of the information used by management and the Board of Directors in its financial and operational decision-making, the Company has supplemented the Consolidated Financial Statements presented on a GAAP basis in this Report with the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share.

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

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share

We define: (i) EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation, amortization, stock-based compensation expense, and in the Company’s fiscal year ended January 31, 2020 Adjusted EBITDA, transaction related expenses and other expenses that do not relate to our core operations such as severances and impairment charges; (iii) Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of GAAP net revenue; and (iv) Adjusted EBITDA per diluted share as Adjusted EBITDA divided by adjusted diluted shares outstanding. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the board and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure (primarily interest charges), asset base (primarily depreciation and amortization), items outside the control of the management team (taxes) and expenses that do not relate to our core operations including: transaction-related expenses (such as professional and advisory services), corporate restructuring expenses (such as severances) and other operating costs that are expected to be non-recurring in nature. Adjusted EBITDA removes the impact of share-based compensation expense, which is another non-cash item. Adjusted EBITDA per diluted share includes incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not measures of liquidity under GAAP or otherwise, and are not alternatives to cash flow from continuing operating activities, despite the advantages regarding the use and analysis of these measures as mentioned above. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share, as disclosed in this Report have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA and its variations are:

●	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	EBITDA does not reflect the interest expense, or the cash requirements to service interest or principal payments under our Loan and Security Agreement;

●	EBITDA does not reflect income tax payments that we may be required to make; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

Adjusted EBITDA has all the inherent limitations of EBITDA. To properly and prudently evaluate our business, the Company encourages readers to review the GAAP financial statements included elsewhere in this Report, and not rely on any single financial measure to evaluate our business. We also strongly urge readers to review the reconciliation of these non-GAAP financial measures to the most comparable GAAP measure in this section, along with the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

The following table reconciles EBITDA and Adjusted EBITDA to net loss from continuing operations, and Adjusted EBITDA per diluted share to loss per diluted share for the fiscal years ended January 31, 2021 and 2020. All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss from continuing operations and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Fiscal Year
In thousands, except per share data	2020	2019
Adjusted EBITDA Reconciliation
Loss from continuing operations	$(4,799)	$(6,244)
Interest expense	51	309
Income tax benefit	(1,260)	(1,632)
Depreciation	64	43
Amortization of capitalized software development costs	1,662	1,494
Amortization of intangible assets	491	554
Amortization of other costs	359	480
EBITDA	(3,432)	(4,996)
Share-based compensation expense	1,403	934
Non-cash valuation adjustments to assets and liabilities	31	64
Other non-recurring operating expenses (1)	—	1,342
Other non-recurring expenses	—	308
Loss on exit of operating lease	105	—
Adjusted EBITDA	$(1,893)	$(2,348)
Adjusted EBITDA margin (2)	(17)%	(20)%

Adjusted EBITDA per Diluted Share Reconciliation
Net loss per common share — diluted	$(0.16)	$(0.27)
Adjusted EBITDA per adjusted diluted share	$(0.06)	$(0.10)
Diluted weighted average shares (3)	30,152,383	22,739,679
Includable incremental shares — adjusted EBITDA (4)	488,359	2,343,382
Adjusted diluted shares	30,640,742	25,083,061

(1)	In fiscal year 2020 and 2019, executive transition cost on the consolidated statement of operations includes $0 and $64,000 in stock compensation expense, respectively, which is included within Share-based compensation expense in the Adjusted EBITDA calculation above.

(2)	Adjusted EBITDA as a percentage of GAAP net revenues.

(3)	Adjusted EBITDA per adjusted diluted share for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

(4)	The number of incremental shares that would be dilutive under profit assumption, only applicable under a GAAP net loss. If GAAP profit is earned in the current period, no additional incremental shares are assumed.

Application of Critical Accounting Policies

The following is a summary of the Company’s most critical accounting policies. Refer to Note 2 - Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for a complete discussion of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

Revenue Recognition

The Company derives revenue from the sale of internally developed software, either by licensing for local installation or by a SaaS delivery model, through our direct sales force or through third-party resellers. Licensed, locally installed customers on a perpetual model utilize our support and maintenance services for a separate fee, whereas term-based locally installed license fees and SaaS fees include support and maintenance. The Company also derives revenue from professional services that support the implementation, configuration, training and optimization of the applications, as well as audit services provided to help customers review their internal coding audit processes. Additional revenues are also derived from reselling third-party software and hardware components. The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer. If we determine that we have not satisfied a performance obligation, we will defer recognition of the revenue until the performance obligation is deemed to be satisfied. Maintenance and support and SaaS agreements are generally non-cancellable or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform material obligations. However, if non-standard acceptance periods, non-standard performance criteria, or cancellation or right of refund terms are required, revenue is recognized upon the satisfaction of such criteria. Significant judgment is required to determine the standalone selling price (“SSP”) for each performance obligation, the amount allocated to each performance obligation and whether it depicts the amount that the Company expects to receive in exchange for the related product and/or service. As the selling prices of the Company’s software licenses are highly variable, the Company estimates SSP of its software licenses using the residual approach when the software license is sold with other services and observable SSPs exist for the other services. The Company estimates the SSP for maintenance, professional services, and audit services based on observable standalone sales.

Refer to Note 2 - Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information regarding our revenue recognition policies.

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

Capitalized Software Development Costs

Software development costs for software to be sold, leased, or marketed are accounted for in accordance with Accounting Standards Codification (“ASC”) 985-20, Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and design phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to customers, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is included in Cost of system sales on the consolidated statements of operations. Annual amortization is measured at the greater of a) the ratio of the software product’s current gross revenues to the total of current and expected gross revenues or b) straight-line over the remaining economic life of the software (typically two years). Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination.

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

Goodwill and Intangible Assets

Goodwill and other intangible assets were recognized in conjunction with the acquisitions of Interpoint Partners, LLC (“Interpoint”), Meta Health Technology, Inc. (“Meta”), Clinical Looking Glass® (“CLG”), Opportune IT and Unibased Systems Architecture, Inc. (“Unibased”). Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of internally-developed software, customer relationships, non-compete agreements and license agreements. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one month to 10 years, using the straight-line and undiscounted expected future cash flows methods.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. We establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. Refer to Note 7 - Income Taxes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further details.

Liquidity and Capital Resources

The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from customers, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and minor amounts of capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or SaaS data center infrastructure. Operations are funded with cash generated by operations and borrowings under the bank credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for twelve months from the date of issuance of the audit report on the Company’s consolidated financial statements. Cash and cash equivalent balances at January 31, 2021 and 2020 were $2,409,000 and $1,649,000, respectively. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.

Capital Raise

On March 2, 2021, the Company completed an underwritten public offering of $16.1 million in common stock, including the underwriters’ exercise of an option to purchase additional shares of common stock to cover over-allotments. The proceeds from such capital raise are to be utilized for working capital, general corporate purposes and potential strategic partnerships that will complement or assist in the future growth of eValuator. See Note 15 - Subsequent Events to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

Credit Facility

The Company has liquidity through the Loan and Security Agreement described in more detail in Note 5 - Debt to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”. The Company has a $2,000,000 revolving credit facility, which can be advanced based upon 80% of eligible accounts receivable, as defined in the Loan and Security Agreement. In order to draw upon the revolving credit facility, the Company must comply with certain financial covenants, including the requirement that the Company maintain certain minimum recurring revenue and Bank EBITDA levels, calculated pursuant to the Loan and Security Agreement, measured on a monthly basis over a trailing three-month period and year-to-date then ended, and which shall not deviate by the greater of (i) thirty percent of its projected Bank EBITDA or (ii) $150,000, or 15% or 20% of the Company’s recurring revenue for the trailing three and twelve-month period then ended, respectively. Our lender uses a measurement that is similar to the Adjusted EBITDA, a non-GAAP financial measure described above. The bank uses an Adjusted EBITDA that is further reduced by the Company’s spend on capitalized software development for the period. The bank agreement initially required the Company to maintain a minimum Asset Coverage Ratio. However, the Asset Coverage Ratio was eliminated as a covenant under an amendment dated April 11, 2020.

The Company was in compliance with the foregoing loan covenants on January 31, 2021. The Company was not compliant during one month of the covenant calculation, November 2020. That one month of non-compliance was waived in the Company’s new credit facility (see below). Based upon the borrowing base formula set forth in the Loan and Security Agreement, as of January 31, 2021, the Company had access to the full amount of the $2,000,000 revolving credit facility.

On March 2, 2021, upon closing of the $16.1 million capital raise, the Company also closed on a new credit facility with Bridge Bank. The new credit facility is a recurring revenue line of credit with a $3,000,000 capacity and an initial two-year term. The new credit facility has substantially the same interest rate as the previous asset-based line of credit. Interest on the recurring revenue line of credit is accrued at 1.0% over the base rate (defined as the prime interest rate). We believe that the recurring revenue line is structured to assist with the anticipated eValuator growth. The covenants on the new recurring revenue line are (i) recurring revenue and (ii) Adjusted EBITDA as set by the Company’s annual plan. See Note 15 - Subsequent Events to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

The Company’s asset based loan and recurring revenue line prohibits the Company from declaring or paying any dividend or making any other payment or distribution, directly or indirectly, on account of equity interests issued by the Company if such equity interests: (a) mature or are mandatorily redeemable pursuant to a sinking fund obligation or otherwise (except as a result of a change of control or asset sale so long as any rights of the holders thereof upon the occurrence of a change of control or asset sale event shall be subject to the prior repayment in full of the loans and all other obligations that are accrued and payable upon the termination of the Loan and Security Agreement), (b) are redeemable at the option of the holder thereof, in whole or in part, (c) provide for the scheduled payments of dividends in cash, or (d) are or become convertible into or exchangeable for indebtedness or any other equity interests that would constitute disqualified equity interests pursuant to clauses (a) through (c) hereof, in each case, prior to the date that is 180 days after the maturity date of the Loan and Security Agreement.

PPP Loan

The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, was signed into law on March 17, 2020. Among other things, the CARES Act provided for a business loan program known as the Paycheck Protection Program (“PPP”). Qualifying companies are able to borrow, through the U.S. Small Business Administration (“SBA”), up to two months of payroll expenses. On April 21, 2020, the Company received approximately $2,301,000 through the SBA under the PPP. These funds were utilized by the Company to fund payroll expenses and avoid further staffing reductions during the slowdown resulting from COVID-19. The loan requires principal payments, beginning after the tenth month anniversary, and must be fully paid in two years. The PPP loan bears an interest rate of 1.0% per annum.

Significant cash obligations

	As of January, 31
(in thousands)	2021	2020
Term loan (1)	$2,301	$3,872
Royalty liability (2)	—	969

(1)	Term loan balance is reported net of deferred financing costs of $ - and $128,000 as of January 31, 2021 and 2020, respectively. Refer to Note 5 - Debt to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information and further description of the PPP loan. The term loan balance as of January 31, 2021 is the Company’s PPP loan. The term loan payable as of January 31, 2020 was bank term debt.

(2)	Refer to Note 12 — Commitments and Contingencies in Part II, Item 8, “Financial Statements and Supplementary Data” to the consolidated financial statements for additional information.

Operating cash flow activities

	Fiscal Year
(in thousands)	2020	2019
Loss from continuing operations	$(4,799)	$(6,244)
Non-cash adjustments to net loss	2,810	1,864
Cash impact of changes in assets and liabilities	(1,504)	(1,329)
Net cash (used in) provided by operating activities	$(3,493)	$(5,709)

The increase in net cash provided by operating activities is primarily due to the impacts of the Company’s non-recurring expenses of approximately $1,407,000 million for fiscal 2019 that were not present in fiscal 2020. These cost include; (i) $789,000 for executive transition, (ii) $388,000 for severance related to the Company’s previously disclosed workforce rationalization plan, and (iii) $230,000 related to the Company’s costs associated with an out of period correction.

The Company’s customers are well-established hospitals, medical facilities or major health information system companies that resell the Company’s solutions, which have good credit histories, and payments have been received within normal time frames for the industry. However, some healthcare organizations have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities. Agreements with clients often involve significant amounts and contract terms typically require customers to make progress payments. Adverse economic events, as well as uncertainty in the credit markets, may adversely affect the liquidity for some of our clients.

Investing cash flow activities

	Fiscal Year
(in thousands)	2020	2019
Purchases of property and equipment	$(44)	$(52)
Proceeds from sale of ECM Assets	11,288	—
Capitalized software development costs	(1,784)	(2,800)
Net cash provided by (used in) investing activities	$9,460	$(2,852)

Cash provided by investing activities in fiscal 2020 was approximately $13 million higher than fiscal 2019 primarily due to the realization of proceeds from the sale of the ECM Assets. See research and development cost (above). The investment in capitalized software development costs in fiscal 2020 was lower than fiscal 2019 primarily due to the sale of the ECM Assets in fiscal 2020.

The Company estimates that to replicate its existing internally-developed software would cost significantly more than the stated net book value of $5,945,000 at January 31, 2021, including the acquired internally-developed software of Opportune IT. Many of the programs related to capitalized software development continue to have significant value to our current solutions and those under development, as the concepts, ideas and software code are readily transferable and are incorporated into new solutions.

Financing cash flow activities

	Fiscal Year
(in thousands)	2020	2019
Proceeds from issuance of common stock	$—	$9,663
Payments for costs directly attributable to the issuance of common stock	—	(711)
Proceeds from term loan	—	4,000
Principal payments on term loan	—	(4,030)
Repayment of bank term loan	(4,000)	—
Proceeds from term loan payable	2,301	—
Payments related to settlement of employee shared-based awards	(256)	(99)
Redemption of Series A Convertible Preferred Stock	—	(5,791)
Payment of deferred financing costs	—	(325)
Payment on royalty liability	(1,000)	—
Other	12	(16)
Net cash (used in) provided by financing activities	$(2,943)	$2,691

The decrease in cash provided by financing activities in fiscal 2020 over the prior year was the result of proceeds from issuance of common stock in fiscal 2019 that did not occur in fiscal 2020. In fiscal 2020 the Company also repaid the bank term loan on February 24, 2020, upon closing the sale of the ECM Assets. The company was required to repay the bank term loan at close and funding of the sale of the ECM Assets. Additionally, The Company filed for, and received, a PPP loan in the amount of $2,301,000 as accounted for in the “Proceeds from term loan payable” line item. See Note 5 - Debt to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more information on the PPP loan.

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

Stockholders and Board of Directors

Streamline Health Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Streamline Health Solutions, Inc. and its subsidiary (the “Company”) as of January 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2021, and the related notes and financial statement schedule II (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Capitalized Software Development Costs

As described in Note 2 to the financial statements, the Company develops software within the scope of both ASC 350-40, Internal-Use Software (“Topic 350”) and ASC 985-20, Software – Costs of Software to be Sold, Leased or Marketed (“Topic 985”).

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

We identified capitalized software development costs as a critical audit matter. Our principal considerations for this determination were the high degree of auditor judgment and subjectivity required in evaluating management’s determination of the activities and costs that qualify for capitalization and the relevant software development guidance to be applied under the applicable accounting standards.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of the Company’s process for determining the activities and costs that qualify for capitalization and the relevant software development guidance to be applied under the applicable accounting standards.

●	We tested the mathematical accuracy of the roll forward of capitalized software and related amortization expense. We also tested the completeness and accuracy of applicable system-generated reports, including reconcilements of details to associated sub-ledgers.

●	For a sample of capitalized costs, we evaluated the relevance of the software development guidance applied, by performing the following:

○	We inspected underlying documentation and assessed the eligibility of costs for capitalization, to the application of the correct guidance, and whether during the application development stage or after the attainment of technological feasibility, as applicable.

○	We recalculated the capitalized amount based on hours incurred and direct payroll related costs or associated vendor contracts and invoices for work performed by third parties.

○	We evaluated the software implementation timelines and related underlying documentation supporting the capitalization periods for implementation and development amounts as well as the date the costs were placed in service.

○	We inquired of project managers for significant projects to assess the nature of the costs, the time devoted to capitalizable activities and the underlying documentation.

●	For eligible costs within the scope of Topic 985, we assessed whether amortization was the greater of amortization derived from either a straight-line basis or the ratio of current revenues to total current and anticipated revenues.

Discontinued Operations and Gain on Sale

As described in Notes 2 and 13 of the financial statements, on February 24, 2020, the Company sold a portion of its business (the ECM Assets) and in accordance ASC 205-20, Presentation of Financial Statements – Discontinued Operations (“Topic 205”) met the criteria to present discontinued operations. Accordingly, the Company reported the results of operations and cash flows, and related balance sheet items associated with the ECM Assets in discontinued operations in the accompanying condensed consolidated statements of operations, cash flows and balance sheets for the current and comparative prior periods.

As part of the transaction, the Company allocated $4,825,000 in goodwill to the sale of the ECM Assets using a valuation of the ECM Assets and the remaining, go-forward business. The amount of goodwill included in that carrying amount was based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. Furthermore, the Company recognized a gain of $6,013,000 in connection with the sale of ECM.

We identified discontinued operations as a critical audit matter. Our principal considerations for this determination were the high degree of auditor effort and subjectivity in designing and performing procedures to evaluate management’s accounting for the transaction and the complexity associated with auditing management’s fair value determination, including assessing significant assumptions such as forecasts for the retained business and weighted average cost of capital, as well as the allocation of goodwill to discontinued operations.

The primary procedures we performed to address this critical audit matter included:

●

We evaluated management’s determination that the ECM Assets met the criteria to be presented as discontinued operations and the appropriateness of the related financial reporting classifications and disclosures.

●

We obtained the agreements associated with the sale of the ECM Assets and assessed the completeness and accuracy of assets and liabilities identified by management in determining the gain on disposal and evaluated the presentation of comparative amounts as discontinued operations.

●	We evaluated, with the assistance of our internal valuation specialists, management’s valuation estimates for purposes of allocating goodwill to ECM Assets by:

○	Evaluating the methodologies used to determine relative fair values.

○	Evaluating significant inputs to the valuation methods including forecasts for the retained business and independently determined a weighted average cost of capital.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2019.

Atlanta, GA

April 22, 2021

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	January 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,409,000	$1,649,000
Accounts receivable, net of allowance for doubtful accounts of $65,000 and $96,000, respectively	2,929,000	2,016,000
Contract receivables	174,000	803,000
Assets held in escrow	800,000	—
Prepaid and other current assets	416,000	501,000
Current assets of discontinued operations	587,000	1,585,000
Total current assets	7,315,000	6,554,000
Non-current assets:
Property and equipment, net of accumulated amortization of $452,000 and $406,000 respectively	104,000	98,000
Right-of use asset for operating lease	391,000	—
Capitalized software development costs, net of accumulated amortization of $3,507,000 and $7,283,000, respectively	5,945,000	5,782,000
Intangible assets, net of accumulated amortization of $4,773,000 and $4,282,000, respectively	624,000	1,115,000
Goodwill	10,712,000	10,712,000
Other	873,000	611,000
Long-term assets of discontinued operations	13,000	6,826,000
Total non-current assets	18,662,000	25,144,000
Total assets	$25,977,000	$31,698,000

See accompanying notes to consolidated financial statements.

	January 31,
	2021	2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$272,000	$756,000
Accrued expenses	908,000	1,395,000
Current portion of term loan, net of deferred financing costs	1,534,000	3,872,000
Deferred revenues	3,862,000	3,593,000
Royalty liability	—	969,000
Current portion of operating lease obligation	198,000	—
Current liabilities of discontinued operations	595,000	5,053,000
Total current liabilities	7,369,000	15,638,000
Non-current liabilities:
Term loan, net of current portion and deferred financing costs	767,000	—
Deferred revenues, less current portion	130,000	55,000
Operating lease obligations, less current portion	222,000	—
Total non-current liabilities	1,119,000	55,000
Total liabilities	8,488,000	15,693,000
Stockholders’ equity:
Common stock, $0.01 par value per share, 45,000,000 shares authorized; 31,597,975 and 30,530,643 shares issued and outstanding, respectively	316,000	305,000
Additional paid in capital	96,290,000	95,113,000
Accumulated deficit	(79,117,000)	(79,413,000)
Total stockholders’ equity	17,489,000	16,005,000
Total liabilities and stockholders’ equity	$25,977,000	$31,698,000

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Fiscal Year
	2020	2019
Revenues:
System sales	$590,000	$1,121,000
Professional services	618,000	1,163,000
Audit services	1,891,000	1,712,000
Maintenance and support	4,586,000	5,356,000
Software as a service	3,661,000	2,501,000
Total revenues	11,346,000	11,853,000
Operating expenses:
Cost of system sales	501,000	1,004,000
Cost of professional services	1,040,000	1,548,000
Cost of audit services	1,558,000	1,255,000
Cost of maintenance and support	684,000	676,000
Cost of software as a service	1,906,000	868,000
Selling, general and administrative expense	8,565,000	9,606,000
Research and development	2,933,000	2,690,000
Executive transition cost	—	789,000
Rationalization charges	—	388,000
Transaction costs	—	230,000
Loss on exit of membership agreement	105,000	—
Total operating expenses	17,292,000	19,054,000
Operating loss	(5,946,000)	(7,201,000)
Other expense:
Interest expense	(51,000)	(309,000)
Loss on early extinguishment of debt	—	(150,000)
Miscellaneous expense	(62,000)	(216,000)
Loss from continuing operations before income taxes	(6,059,000)	(7,876,000)
Income tax benefit	1,260,000	1,632,000
Loss from continuing operations	(4,799,000)	(6,244,000)
Income from discontinued operations:
Gain on sale of discontinued operations	6,013,000	—
Income from discontinued operations	356,000	5,035,000
Income tax expense	(1,274,000)	(1,654,000)
Income from discontinued operations, net of tax	5,095,000	3,381,000
Net income (loss)	296,000	(2,863,000)
Add: Redemption of Series A Preferred Stock	—	4,894,000
Net income from continuing operations attributable to common stockholders	296,000	2,031,000

Basic Earnings Per Share:
Continuing operations	$(0.16)	$(0.06)
Discontinued operations	0.17	0.14
Net income	$0.01	$0.08
Weighted average number of common shares - basic	30,152,383	22,739,679

Diluted Earnings Per Share:
Continuing operations	$(0.16)	$(0.27)
Discontinued operations	0.17	0.13
Net income (loss) per common share - diluted	$0.01	$(0.14)
Weighted average number of common shares - diluted	30,640,742	25,083,061

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

	Common		Additional		Total
	stock	Common	paid in	Accumulated	stockholders’
	shares	stock	capital	deficit	equity
Balance at January 31, 2019	20,767,708	$208,000	$82,544,000	$(76,550,000)	$6,202,000
Stock issued pursuant to ESPP	8,310	—	8,000	—	8,000
Restricted stock issued	912,518	9,000	(9,000)	—	—
Restricted stock forfeited	(556,097)	(6,000)	6,000	—	—
Surrender of stock	(75,487)	(1,000)	(98,000)	—	(99,000)
Issuance of common stock, net of $711,000 offering expenses	9,473,691	95,000	8,857,000		8,952,000
Redemption of Series A Preferred Stock	—	—	2,873,000	—	2,873,000
Share-based compensation expense	—	—	934,000	—	934,000
Stock Options repurchased	—	—	(18,000)	—	(18,000)
Capital contribution	—	—	16,000	—	16,000
Net loss	—	—	—	(2,863,000)	(2,863,000)
Balance at January 31, 2020	30,530,643	305,000	95,113,000	(79,413,000)	16,005,000
Restricted stock issued	1,395,917	14,000	(14,000)	—	—
Restricted stock forfeited	(166,490)	(2,000)	2,000	—	—
Surrender of stock	(162,095)	(1,000)	(255,000)	—	(256,000)
Share-based compensation expense	—	—	1,444,000	—	1,444,000
Net income	—	—	—	296,000	296,000
Balance at January 31, 2021	31,597,975	$316,000	$96,290,000	$(79,117,000)	$17,489,000

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars, except share information)

	Fiscal Year
	2020	2019
Cash flows from operating activities:
Net income (loss)	$296,000	$(2,863,000)
LESS: Income from discontinued operations, net of tax	5,095,000	3,381,000
Loss from continuing operations, net of tax	(4,799,000)	(6,244,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64,000	43,000
Amortization of capitalized software development costs	1,662,000	1,494,000
Amortization of intangible assets	491,000	554,000
Amortization of other deferred costs	359,000	480,000
Valuation adjustments	31,000	64,000
Loss on early extinguishment of debt	—	150,000
Provision for income taxes	(1,274,000)	(1,654,000)
Loss on exit of operating lease	105,000	—
Share-based compensation expense	1,403,000	934,000
Benefit for accounts receivable allowance	(31,000)	(201,000)
Changes in assets and liabilities:
Accounts and contract receivables	(253,000)	250,000
Other assets	(519,000)	(338,000)
Accounts payable	(484,000)	281,000
Accrued expenses	(592,000)	(580,000)
Deferred revenues	344,000	(942,000)
Net cash used in operating activities – continuing operations	(3,493,000)	(5,709,000)
Net cash (used in) provided by operating activities – discontinued operations	(2,264,000)	5,701,000
Cash flows from investing activities:
Purchases of property and equipment	(44,000)	(52,000)
Proceeds from sale of ECM assets	11,288,000	—
Capitalization of software development costs	(1,784,000)	(2,800,000)
Net cash provided by (used in) investing activities – continuing operations	9,460,000	(2,852,000)
Net cash used in investing activities – discontinued operations	—	(558,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	9,663,000
Payments for costs directly attributable to the issuance of common stock	—	(711,000)
Proceeds from term loan	—	4,000,000
Principal payments on term loan	—	(4,030,000)
Repayment of bank term loan	(4,000,000)	—
Proceeds from term loan payable	2,301,000	—
Payments related to settlement of employee shared-based awards	(256,000)	(99,000)
Redemption of Series A Convertible Preferred Stock	—	(5,791,000)
Payment of deferred financing costs	—	(325,000)
Payment on royalty liability	(1,000,000)	—
Other	12,000	(16,000)
Net cash (used in) provided by financing activities – continuing operations	(2,943,000)	2,691,000
Net increase (decrease) in cash and cash equivalents	760,000	(727,000)
Cash and cash equivalents at beginning of period	1,649,000	2,376,000
Cash and cash equivalents at end of period	$2,409,000	$1,649,000

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$17,000	$337,000
Income taxes paid	$—	$9,000

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2021 and 2020

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Streamline Health Solutions, Inc. and its subsidiary (“we”, “us”, “our”, “Streamline”, or the “Company”) operates in one segment as a provider of healthcare information technology solutions and associated services. The Company provides these capabilities through the licensing of its Coding & CDI, eValuator Coding Analysis Platform, Financial Management and Patient Care solutions and other workflow software applications and the use of such applications by software as a service (“SaaS”). The Company also provides audit services to help customers optimize their internal clinical documentation and coding functions, as well as implementation and consulting services to complement its software solutions. The Company’s software and services enable hospitals and integrated healthcare delivery systems in the United States and Canada to capture, store, manage, route, retrieve and process patient clinical, financial and other healthcare provider information related to the patient revenue cycle.

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

On February 24, 2020, the Company sold a portion of its business (the ECM Assets). The Company signed the definitive agreement with respect to the sale of the ECM Assets in December 2019 and prepared and filed a proxy statement to obtain stockholder approval of the transaction. We applied the standard of ASC 205-20-1 to ascertain the timing of accounting for the discontinued operations. Based on ASC 205-20-1, the Company determined that it did not have the authority to sell the assets until the date of the stockholder approval, which was February 21, 2020. Accordingly, the Company did not present the ECM Assets as held for sale in previously filed financial statements. On February 21, 2020, the Company, having the authority and ability to consummate the sale of the ECM Assets, met the criteria to present discontinued operations as described in ASC 205-20-1. Accordingly, the Company is reporting the results of operations and cash flows, and related balance sheet items associated with the ECM Assets in discontinued operations in the accompanying consolidated statements of operations, cash flows and balance sheets for the current and comparative prior periods. Refer to Note 13 – Discontinued Operations for further details.

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

Reclassifications

Certain amounts in the preparation of financial statements for fiscal year 2020 resulted in reclassifications of fiscal year 2019 amounts, with a total of $47,000 current prepaid assets being reclassed to other non-current assets for deferred financing costs relating to the revolving credit agreement.

ASC 606-10-25-19(a) provides guidance on the presentation of revenue as it relates to identifying distinct performance obligations in contracts containing multiple deliverables. As the Company has begun to shift to a primarily SaaS solution, the professional services revenue related to implementation of SaaS contracts has grown. With this growth, and expected continued growth, of professional services which are not determined to be a distinct performance obligation for our SaaS contracts, we have reclassed SaaS professional services from professional services revenue and cost of sales on the consolidated statement of operations to Software as a Service revenue and cost of sales. For fiscal 2020 and fiscal 2019, the reclass of revenue was $95,000 and $41,000, respectively. For fiscal 2020 and fiscal 2019, the reclass of cost of sales was $111,000 and $85,000, respectively.

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

Non-Cash Items

The Company had the following items that were non-cash items related to the consolidated statements of cash flows:

	Fiscal Year
	2020	2019
Escrowed funds from sale of ECM Assets	$800,000	—
Right-of Use Assets from operating lease	$540,000	$—
Capitalized software purchased with stock (Note 12)	41,000	—

Receivables

Accounts and contract receivables are comprised of amounts owed to the Company for licensed software, professional services, including coding audit services, maintenance services, and software as a service and are presented net of the allowance for doubtful accounts. The timing of revenue recognition may not coincide with the billing terms of the customer contract, resulting in unbilled receivables or deferred revenues; therefore, certain contract receivables represent revenues recognized prior to customer billings. Individual contract terms with customers or resellers determine when receivables are due. Accounts receivable represent amounts that the entity has an unconditional right to consideration. For billings where the criteria for revenue recognition have not been met, deferred revenue is recorded until the Company satisfies the respective performance obligations.

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts, aged receivables are analysed periodically by management. Each identified receivable is reviewed based upon the most recent information available and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. During these periodic reviews, the Company determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its customers or resellers to make required payments. The allowance for doubtful accounts was approximately $65,000 and $96,000 at January 31, 2021 and 2020, respectively. The Company believes that its reserve is adequate, however, results may differ in future periods.

Bad debt benefit for fiscal years 2020 and 2019 was as follows:

	2020	2019
Bad debt benefit	$(31,000)	$(201,000)

Concessions Accrual

In determining the concessions accrual, the Company evaluates historical concessions granted relative to revenue. The Company records a provision, reducing revenue, each period for the estimated amount of concessions incurred. The Company evaluates the amount of the provision and the concession accrual each period. The concession accrual included in accrued other expenses on the Company’s consolidated balance sheets was $99,000 and $44,000 as of January 31, 2021 and 2020, respectively.

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

Depreciation expense for property and equipment in fiscal 2020 and 2019 was $64,000 and $43,000, respectively.

Normal repairs and maintenance are expensed as incurred. Replacements are capitalized and the property and equipment accounts are relieved of the items being replaced or disposed of, if no longer of value. The related cost and accumulated depreciation of the disposed assets are eliminated and any gain or loss on disposition is included in the results of operations in the year of disposal.

Leases

We adopted ASC 842, Leases, on February 1, 2019 using the effective date transition method. Prior period balances were not adjusted upon adoption of this standard. We elected the group of practical expedients to forego assessing upon adoption: (1) whether any expired contracts are or contain leases; (2) the lease classification for any existing or expired leases; and (3) any indirect costs that would have qualified for capitalization for any existing leases. The adoption of the new standard resulted in the recording of a right-of-use asset of $175,000 and an operating lease liability of $464,000 as of February 1, 2019 and did not materially impact our consolidated results of operations and had no impact on cash flows.

We recognize operating lease cost on a straight-line basis by aggregating any rent abatement with the total expected rental payments and amortizing the expense ratably over the term of the lease. See Note 4 – Operating Leases for further details.

As of January 31, 2021 and 2020, the Company had no financing lease obligations.

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

Capitalized Software Development Costs

Software development costs for software to be sold, leased, or marketed are accounted for in accordance with ASC 985-20, Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and design phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to customers, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is included in Cost of system sales on the consolidated statements of operations. Annual amortization is measured at the greater of a) the ratio of the software product’s current gross revenues to the total of current and expected gross revenues or b) straight-line over the remaining economic life of the software (typically three to five years). Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination. Capitalized software development costs for software to be sold, leased, or marketed, net of accumulated amortization, totalled $1,103,000 and $1,274,000 as of January 31, 2021 and 2020, respectively.

Internal-use software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. The costs incurred in the preliminary stages of development are expensed as research and development costs as incurred. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software (typically three to five years). Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Amortization expense related to capitalized internal-use software development costs is included in Cost of software as a service on the consolidated statements of operations. Capitalized software development costs for internal-use software, net of accumulated amortization, totalled $4,842,000 and $4,509,000 as of January 31, 2021 and 2020, respectively.

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

Amortization expense on all capitalized software development cost was $1,662,000 and $1,494,000 in fiscal 2020 and 2019, respectively. Further, the Company recognized an impairment of approximately $164,000 and $354,000 in fiscal 2020 and fiscal 2019, respectively, related to cancelled or abandoned enhancement projects during fiscal 2020 and fiscal 2019 that has been recognized within amortization expense. Additionally, in fiscal 2020, approximately $5,437,000 of fully amortized and abandoned assets, including previously acquired assets, were cleared from their corresponding capitalization and accumulated amortization balance sheet accounts.

The Company uses the “carry-over” method for amortizing capitalized software development costs. Under the “carry-over” method, the costs of the enhancements are added to the unamortized costs of the previous version of the product and the combined amount is amortized over the remaining useful life of the product. Including unamortized cost of the original product with the cost of the enhancement for purposes of applying the net realizable value test and amortization provisions is consistent with accounting guidance for software companies that improve their software and discontinue selling or marketing the older versions.

	Fiscal Year
	2020	2019
Amortization expense on internally-developed software included in:
Cost of systems sales	$501,000	$964,000
Cost of software as a service	1,148,000	517,000
Cost of audit services	13,000	13,000
Total amortization expense on internally-developed software	$1,662,000	$1,494,000

Interest capitalized to software development cost in fiscal 2020 and 2019 was $13,000 and $191,000, respectively. The interest capitalized to software development cost reduces the Company’s interest expense recognized in the consolidated statements of operations.

Research and development expense was $2,933,000 and $2,690,000 in fiscal 2020 and 2019, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. For fiscal 2019, the carrying amount of the Company’s long-term debt approximates fair value since the variable interest rates being paid on the amounts approximate the market interest rate. For fiscal 2019, long-term debt is classified as Level 2.

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

		Quoted Prices in	Significant Other	Significant
	Total Fair	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At January 31, 2020
Royalty liability (1)	$969,000	$—	$—	$969,000

(1)	The fair value of the royalty liability was determined based on discounting the portion of the modified royalty commitment payable in cash. During fiscal 2020 and 2019, the Company recognized a fair value adjustment of $31,000 and $64,000, respectively. In fiscal 2020, the royalty liability was paid in full (refer to Note 12 – Commitments and Contingencies for additional information on our royalty liability). There were no changes to the fair value methods. Fair value adjustments are included within miscellaneous expense in the consolidated statements of operations.

The fair value of the PPP loan was determined based on discounting the loan amount as of January 31, 2021. The fair value using market rates the Company believes would be available for similar types of financial instruments would have resulted in a lower fair value of $2,206,000 as compared to the book value of $2,301,000, a reduction of $95,000.

Revenue Recognition

We derive revenue from the sale of internally-developed software, either by licensing for local installation or by a SaaS delivery model, through our direct sales force or through third-party resellers. Licensed, locally-installed customers on a perpetual model utilize our support and maintenance services for a separate fee, whereas term-based locally installed license fees and SaaS fees include support and maintenance. We also derive revenue from professional services that support the implementation, configuration, training and optimization of the applications, as well as audit services provided to help customers review their internal coding audit processes. Additional revenues are also derived from reselling third-party software and hardware components.

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

If we determine that we have not satisfied a performance obligation, we defer recognition of the revenue until the performance obligation is satisfied. Maintenance and support and SaaS agreements are generally non-cancellable or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform material obligations. However, if non-standard acceptance periods, non-standard performance criteria, or cancellation or right of refund terms are required, revenue is recognized upon the satisfaction of such criteria.

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

Maintenance and Support Services

Our maintenance and support obligations include multiple discrete performance obligations, with the two largest being unspecified product upgrades or enhancements, and technical support, which can be offered at various points during a contract period. We believe that the multiple discrete performance obligations within our overall maintenance and support obligations can be viewed as a single performance obligation since both the unspecified upgrades and technical support are activities to fulfill the maintenance performance obligation and are rendered concurrently. Maintenance and support agreements entitle customers to technology support, version upgrades, bug fixes and service packs. We recognize maintenance and support revenue over the contract term.

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

Audit Services

The Company provides technology-enabled coding audit services to help customers review and optimize their internal clinical documentation and coding functions across the applicable segment of the customer’s enterprise. Audit services are a separate performance obligation. We recognize revenue over time as the services are performed.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Year Ended January 31, 2021
	Recurring Revenue	Non-recurring Revenue	Total
Systems sales	$153,000	$437,000	$590,000
Professional services	—	618,000	618,000
Audit services	—	1,891,000	1,891,000
Maintenance and support	4,586,000	—	4,586,000
Software as a service	3,661,000	—	3,661,000
Total revenue:	$8,400,000	$2,946,000	$11,346,000

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract. Our contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the year ended January 31, 2021, we recognized approximately $4.026 million in revenue from deferred revenues outstanding as of January 31, 2020. Revenue allocated to remaining performance obligations was $17.031 million as of January 31, 2021, of which the Company expects to recognize approximately 55.56% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

We defer the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the contractual term. As of January 31, 2021, and 2020, we had deferred costs of $168,000 and $140,000, respectively, net of accumulated amortization of $126,000 and $284,000, respectively. Amortization expense of these costs was $125,000 and $227,000 in fiscal 2020 and 2019, respectively. There were no impairment losses for these capitalized costs for the fiscal years 2020 and 2019. In fiscal 2020, the deferred cost to fulfill a contract and the associated accumulated amortization accounts were reduced by $283,000 for projects with fully amortized costs.

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

Deferred commissions costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totalled $666,000 and $394,000, respectively, as of January 31, 2021 and 2020. In fiscal 2020 and 2019, $206,000 and $150,000, respectively, in amortization expense associated with deferred sales commissions was included in selling, general and administrative expenses on the consolidated statements of operations. There were no impairment losses for these capitalized costs for the years ended January 31, 2021 and 2020.

Concentrations

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. The Company’s accounts receivable are concentrated in the healthcare industry. However, the Company’s customers typically are well-established hospitals, medical facilities or major health information systems companies with good credit histories that resell the Company’s solutions. Payments from customers have been received within normal time frames for the industry. However, some hospitals and medical facilities have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities and extended payment of receivables from these entities is not uncommon.

To date, the Company has relied on a limited number of customers and remarketing partners for a substantial portion of its total revenues. The Company expects that a significant portion of its future revenues will continue to be generated by a limited number of customers and its remarketing partners.

Goodwill and Intangible Assets

Goodwill and other intangible assets were recognized in conjunction with the Interpoint, Meta, CLG and Opportune IT acquisitions, as well as the Unibased acquisition (prior to divestiture of such assets). Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of internally-developed software and customer relationships. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to 10 years, using the straight-line and undiscounted expected future cash flows methods.

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

The Company assesses goodwill annually (as of November 1), or more frequently when events and circumstances, such as the ones mentioned above, occur indicating that the recorded goodwill may be impaired. During the years ended January 31, 2021 and 2020, the Company did not note any of the above qualitative factors, which would be considered a triggering event for goodwill impairment. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to the Company and trends in the market price of the Company’s common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

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

The Company performed its annual assessment of goodwill during the fourth quarter of fiscal 2020, using the approach described above. Based on the analysis performed, the fair value of the reporting unit exceeded the carrying amount of the reporting unit, including goodwill, and, therefore, a goodwill impairment loss was not recognized.

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the entity had paid cash for the goods or services. The Company incurred total annual compensation expense related to stock-based awards of $1,444,000 and $934,000 in fiscal 2020 and 2019, respectively.

The fair value of the stock options granted are estimated at the date of grant using a Black-Scholes option pricing model. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical data (such as, volatility factor, expected term and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market close price per share on the grant date. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically a one- to four-year service period to the Company. In fiscal 2020 and 2019, 162,095 and 75,487 shares of common stock were surrendered to the Company to satisfy tax withholding obligations totalling $256,000 and $99,000, respectively, in connection with the vesting of restricted stock awards. Shares surrendered by the restricted stock award recipients in accordance with the applicable plan are deemed cancelled, and therefore are not available to be reissued. The Company awarded 748,245 and 862,518 shares of restricted stock to officers and directors of the Company in fiscal 2020 and 2019, respectively.

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

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At January 31, 2021, the Company believes it has appropriately accounted for any uncertain tax positions.

Net Loss Per Common Share

The Company presents basic and diluted earnings per share (“EPS”) data for our common stock. Our Series A Convertible Preferred Stock were considered participating securities under ASC 260, Earnings Per Share (“ASC 260”), which means the security may participate in undistributed earnings with common stock. The holders of the Series A Convertible Preferred Stock were entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends, other than dividends in the form of common stock. In accordance with ASC 260, the Company is required to use the two-class method when computing EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period (with the exception of the gain on the redemption of our Series A Convertible Preferred Stock, which was allocated in its entirety to the common stock).

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

The following is the calculation of the basic and diluted net loss per share of common stock:

	Fiscal Year
	2020	2019
Basic earnings (loss) per share:
Continuing operations
Loss from continuing operations, net of tax	$(4,799,000)	$(6,244,000)
Add: Redemption of Series A Preferred Stock	—	4,894,000
Net loss from continuing operations	$(4,799,000)	$(1,350,000)
Basic net loss per share of common stock from continuing operations	$(0.16)	$(0.06)

Discontinued operations
Gain from discontinued operations, net of tax	$5,095,000	$3,381,000
Less: Allocation of earnings to participating securities	—	(281,000)
Income available to common stockholders from discontinued operations	$5,095,000	$3,100,000
Basic net earnings per share of common stock from discontinued operations	$0.17	$0.14

Diluted earnings (loss) per share (1):
Continuing operations
Loss available to common stockholders from continuing operations	$(4,799,000)	$(6,244,000)
Diluted net loss per share of common stock from continuing operations (3)	$(0.16)	$(0.27)

Discontinued operations
Income available to common stockholders from discontinued operations	$5,095,000	$3,381,000
Diluted net earnings per share of common stock from discontinued operations	$0.17	$0.13

Net income	$296,000	$2,031,000

Weighted average shares outstanding - Basic (2)	30,152,383	22,739,679
Effect of dilutive securities - Stock options, Restricted stock and Series A Convertible Preferred Stock (3)	488,359	2,343,382
Weighted average shares outstanding – Diluted	30,640,742	25,083,061
Basic net income per share of common stock	$0.01	$0.08
Diluted net income (loss) per share of common stock	$0.01	$(0.14)

(1)	Diluted EPS for our common stock was computed using the if-converted method, which yields the same result as the two-class method. The two-class method has not been used in the current period as a result of the redemption of the participating securities.

(2)	Excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of January 31, 2021 and 2020, there were 931,125 and 803,498 unvested restricted shares of common stock, respectively.

(3)	Diluted net loss per share excludes the effect of shares that are anti-dilutive. As of January 31, 2021, there were zero outstanding shares of Series A Convertible Preferred Stock, 625,830 outstanding stock options and 931,125 unvested restricted shares of common stock. As of January 31, 2020, there were zero outstanding shares of Series A Convertible Preferred Stock, 798,603 outstanding stock options and 803,498 unvested restricted shares of common stock.

Other Operating Costs

Executive Transition Costs

We recorded $789,000 in cost related to replacing the Company’s CEO in the fiscal year ended January 31, 2020. These costs included placement fees, retention bonuses for existing key personnel and certain required consulting costs. Each of these costs were directly attributable to the successful placement of our new CEO with the Company.

Rationalization Charges

In the fourth quarter of fiscal 2019, we implemented a rationalization plan to make the operation of the Company more efficient and for the purpose of aligning its personnel needs and capital requirements with the sale of the ECM Assets. The rationalization plan included a reduction in workforce of approximately twenty (20) employees, or approximately twenty percent (20%) of the Company’s total workforce. As a result of the rationalization plan, the Company recorded $388,000 in one-time severance and other employee termination-related costs that was recorded within accrued expenses in fiscal 2019 and was paid in fiscal 2020. The Company did not incur, in fiscal 2020, any other significant charges as a result of the rationalization plan.

Transaction Costs

The Company incurred approximately $230,000 of legal and accounting cost in conjunction with the Company’s immaterial correction of an error in the prior year. These costs were necessary to file the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2019, which was filed on January 7, 2020.

Loss on Exit of Membership Agreement

In the first quarter of fiscal 2020, the Company decided to exit the membership agreement to occupy shared office space in Atlanta. As a result of that decision, we recorded a $105,000 loss on exit of the membership agreement in fiscal 2020.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The standard became effective for us on February 1, 2021. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements or disclosures.

In November 2019, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which improves guidance around accounting for financial losses on accounts receivable. For smaller reporting entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. The standard became effective for us on February 1, 2020. The adoption of this ASU did not have any material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, to remove, modify, and add certain disclosure requirements within Topic 820 in order to improve the effectiveness of fair value disclosures in the notes to financial statements. The standard became effective for us on February 1, 2020. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Pursuant to the guidance in ASC 260-10-S99-2 for redemptions of preferred stock, the Company compared the difference between the carrying amount of the Series A Convertible Preferred Stock, net of issuance costs, of $8,686,000 to the fair value of the consideration transferred of $5,813,000, which was reduced by the commitment date intrinsic value of the conversion option since the redemption included the reacquisition of a previously recognized beneficial conversion feature of $2,021,000, and added this difference to net income to arrive at income available to common stockholders in the calculation of basic earnings per share. As the carrying value of the Series A Convertible Preferred Stock was $8,686,000 on the date of redemption, the Company reflected the resulting return from the preferred stockholders of $4,894,000 as an adjustment to net income (loss) attributable to common stockholders in the Company’s basic and diluted EPS calculations for the year ended January 31, 2020.

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

The Company entered into a new lease for office space in Alpharetta, Georgia, on March 1, 2020. The lease terminates on March 31, 2023. At inception, the Company recorded a right-of use asset of $540,000, and related current and long-term operating lease obligation in the accompanying consolidated balance sheet. As of January 31, 2021, operating lease right-of use assets totalled $391,000, and the associated lease liability is included in both current and long-term liabilities of $198,000 and $222,000, respectively. The Company used a discount rate of 6.5% to the determine the lease liability. For fiscal 2021, the Company had operating cost of approximately $178,000. In addition, there was $132,000 paid for amounts included in the measurement of operating cash flows from operating leases as a result of lease incentives and previous pre-paid rent that has been included as an adjustment to the right-of-use asset at lease inception. Maturities of operating lease liabilities associated with the Company’s operating lease as of January 31, 2021 are as follows for payments due based upon the Company’s fiscal year:

2021	$204,000
2022	210,000
2023	35,000
Total Lease Payments	449,000
Less present value adjustment	(29,000)
Present value of lease liabilities	$420,000

Upon signing the new lease in March 2020, the Company abandoned its shared office space in Atlanta and recorded an expense and related liability of $105,000 for the minimum remaining payments required under the agreement with the landlord. The associated expense is recorded in “Loss on exit of membership agreement” in the accompanying statements of operations and is recorded in “accrued expenses” in the accompanying balance sheet. The membership agreement did not qualify as a lease as the owner had substantive substitution rights.

During fiscal year 2019, we had one operating lease related to our New York office sublease, which expired in November 2019. In the second quarter of fiscal 2018, we closed our New York office and subleased the office space for the remaining period of the original lease term. As a result of vacating and subleasing the office, we recorded a $472,000 loss on exit of the operating lease in fiscal 2018. The Company sub-leased the office space for $24,000 per month until the lease expired on November 30, 2019. The Company used a discount rate of 8% to determine the lease liability. In fiscal 2019, the Company had operating cost and operating cash flows associated with the New York lease of $189,000, offset by operating lease income of $240,000.

Rent and leasing expense for facilities and equipment was $212,000 and $174,000 for fiscal years 2020 and 2019, respectively. Substantially all of the Company’s rent expense for fiscal year 2020 is related to the operating lease of the new office space in Alpharetta, Georgia. Substantially all of the Company’s rent expense for fiscal year 2019 is related to the membership agreement with WeWork (a shared office space located in Atlanta, Georgia) which is not considered a lease.

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

Term Loan and Revolving Credit Facility with Bridge Bank

On December 11, 2019, the Company entered into a new Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, consisting of a $4,000,000 term loan and a $2,000,000 revolving credit facility. The proceeds from the term loan were used to repay all outstanding balances under its existing term loan with Wells Fargo Bank, N.A.. Amounts outstanding under the new term loan shall bear interest at a per annum rate equal to the higher of (a) the Prime Rate (as published in The Wall Street Journal) plus 1.50% or (b) 6.50%. Under the terms of the Loan and Security Agreement the Company shall make interest-only payments through the twelve-month anniversary date after which the Company shall repay the new term loan in thirty-six equal and consecutive installments of principal, plus monthly payments of accrued interest. The term loan and revolving credit facility provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. The outstanding term loan is secured by substantially all of our assets. Financing costs associated with the Loan and Security Agreement are being amortized over its term on a straight-line basis, which is not materially different from the effective interest method.

The new revolving credit facility has a maturity date of twenty-four months and advances shall bear interest at a per annum rate equal to the higher of (a) the Prime Rate (as published in The Wall Street Journal) plus 1.25% or (b) 6.25%. The revolving credit facility can be advanced based upon 80% of eligible accounts receivable, as defined in the Loan and Security Agreement. See Note 15 – Subsequent Events for a description of the amended recurring revenue line effective March 2, 2021.

The Loan and Security Agreement, as amended, includes financial covenants, including requirements that the Company maintain a minimum asset coverage ratio and certain other financial covenants, including requirements that the Company shall not deviate by more than fifteen percent its revenue projections over a trailing three-month basis or the Company’s recurring revenue shall not deviate by more than twenty percent over a cumulative year-to-date basis of its revenue projections. In addition, beginning on December 31, 2019, the Company’s Bank EBITDA, measured on a monthly basis over a trailing three-month period then ended, shall not deviate by the greater of thirty percent its projected Bank EBITDA or $150,000. The agreement initially required the Company to maintain a minimum Asset Coverage Ratio. However, the minimum Asset Coverage Ratio requirement was eliminated as a covenant under an amendment to the Loan and Security Agreement dated April 11, 2020.

The Company was in compliance with the foregoing loan covenants at January 31, 2021. Based upon the borrowing base formula set forth in the Credit Agreement, as of January 31, 2021, the Company had access to the full $2,000,000 revolving line of credit. As of January 31, 2021 and 2020, the Company had no outstanding borrowings under the revolving credit facility.

In connection with entering into the Loan and Security Agreement discussed above, effective December 11, 2019 the Company terminated the Credit Agreement with Wells Fargo Bank, N.A. and repaid all outstanding amounts due thereunder.

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

Term Loan related to “The Coronavirus Aid, Relief, and Economic Security Act”

The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, was signed into law on March 17, 2020. Among other things, the CARES Act provided for a business loan program known as the Paycheck Protection Program (“PPP”). Qualifying companies are able to borrow, through the U.S. Small Business Administration (“SBA”), up to two months of payroll expenses. On April 21, 2020, the Company received approximately $2,301,000 through the SBA under the PPP. These funds were utilized by the Company to fund payroll expenses and avoid further staffing reductions during the slowdown resulting from COVID-19.

The PPP loan carries an interest rate of 1.0% per annum. Principal and interest payments are due, beginning on the tenth month from the effective date, sufficient to satisfy the loan on the second anniversary date. However, under certain criteria, the loan may be forgiven. The Company is accruing interest at 1% in the accompanying consolidated financial statements. The future maturities under the loan are $1,534,000, and $767,000 in the next two twelve-month periods from January 31, 2021, respectively.

Outstanding principal balances on debt consisted of the following at:

	January 31, 2021	January 31, 2020
Term loan	$2,301,000	$4,000,000
Deferred financing cost	—	(128,000)
Total	2,301,000	3,872,000
Less: Current portion	(1,534,000)	(3,872,000)
Non-current portion of debt	$767,000	$—

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

	January 31, 2021
	Estimated		Accumulated
	Useful Life	Gross Assets	Amortization	Net Assets
Finite-lived assets:
Customer relationships	5-10 years	$5,397,000	$4,773,000	$624,000

	January 31, 2020
	Estimated		Accumulated
	Useful Life	Gross Assets	Amortization	Net Assets
Finite-lived assets:
Customer relationships	5-10 years	$5,397,000	$4,282,000	$1,115,000

The Company recognized amortization expense on intangible assets of $491,000 and $554,000 for fiscal years 2020 and 2019, respectively.

Future amortization expense for intangible assets is estimated as follows:

Annual Amortization Expense
2021	$455,000
2022	169,000
Total	$624,000

NOTE 7 — INCOME TAXES

Income taxes consist of the following:

	Fiscal Year
	2020	2019
Current tax (expense) benefit:
Federal	$—	$—
State	(14,000)	(22,000)
Total current provision	$(14,000)	$(22,000)

The income tax benefit differs from the amount computed using the federal statutory income tax rates of 21% for fiscal 2020 and 2019 as follows:

	Fiscal Year
	2020	2019
Federal tax benefit at statutory rate	$(1,272,000)	$(1,649,000)
State and local tax expense, net of federal	11,000	18,000
Increase in valuation allowance	1,693,000	879,000
Permanent items:
Incentive stock options	—	8,000
Other	5,000	7,000
Reserve for uncertain tax position	35,000	29,000
R&D Credit (Federal)	(174,000)	(144,000)
Expiring carryforwards	5,000	463,000
Stock-based compensation	(305,000)	70,000
Other	16,000	341,000
Income tax expense	$14,000	$22,000

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences and credits are as follows:

	January 31,
	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$16,000	$24,000
Deferred revenue	12,000	18,000
Accruals	47,000	45,000
Net operating loss carryforwards	8,651,000	10,063,000
Stock compensation expense	367,000	70,000
Property and equipment	(5,000)	6,000
R&D credit	1,431,000	1,365,000
Other	7,000	153,000
Total deferred tax assets	10,526,000	11,744,000
Valuation allowance	(9,992,000)	(11,346,000)
Net deferred tax assets	534,000	398,000
Deferred tax liabilities:
Finite-lived intangible assets	(534,000)	(398,000)
Total deferred tax liabilities	(534,000)	(398,000)
Net deferred tax liabilities	$—	$—

At January 31, 2021, the Company had U.S. federal net operating loss carry forwards of $37,554,000 and $27,363,000 of these net operating losses expire at various dates through fiscal 2037. The remaining $10,191,000 of these net operating losses can be carried forward indefinitely under the provisions of the Tax Cuts and Jobs Act (TCJA). The TCJA also eliminated the ability to carryback net operating losses. The Company also had state net operating loss carry forwards of $12,519,000 and Federal R&D credit carry forwards of $1,356,000, and Georgia R&D credit carry forwards of $94,000, all of which expire through fiscal 2039.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company established a valuation allowance of $9,992,000 and $11,346,000 at January 31, 2021 and 2020, respectively. The decrease in the valuation allowance of $1,354,000 was driven primarily by the utilization of federal net operating loss carry forwards.

The Company and its subsidiary are subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through January 31, 2017. All material state and local income tax matters have been concluded for years through January 31, 2016. The Company is no longer subject to IRS examination for periods prior to the tax year ended January 31, 2017; however, carryforward losses that were generated prior to the tax year ended January 31, 2017 may still be adjusted by the IRS if they are used in a future period.

The Company has recorded a reserve, including interest and penalties, for uncertain tax positions of $339,000 and $304,000 as of January 31, 2021 and 2020, respectively. As of January 31, 2021 and 2020, the Company had no accrued interest and penalties associated with unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	2020	2019
Beginning of fiscal year	$304,000	$275,000
Additions for tax positions for the current year	33,000	30,000
Additions for tax positions of prior years	2,000	—
Subtractions for tax positions of prior years	—	(1,000)
End of fiscal year	$339,000	$304,000

NOTE 8 — MAJOR CUSTOMERS

During fiscal year 2020, no one individual customer accounted for 10% or more of our continuing operations revenue. During fiscal year 2019, the Company had two customers who individually accounted for 10% or more of our continuing operations revenue. These two customers represent an aggregate of 14% and 20% of total continuing operations revenue for fiscal year 2020 and 2019 respectively. Four customers represented 31%, 16%, 14% and 13%, respectively, of continuing operations accounts receivable as of January 31, 2021 and four customers represented 27%, 23%, 15% and 5%, respectively, of continuing operations accounts receivable as of January 31, 2020. Many of our customers are invoiced on an annual basis. As such, while no individual customers constituted 10% or more of the Company’s continuing operations revenue in fiscal 2020, certain invoices for our customers may exceed 10% of the current continuing operations accounts receivable.

NOTE 9 — EMPLOYEE RETIREMENT PLAN

The Company has established a 401(k) retirement plan that covers all associates. Company contributions to the plan may be made at the discretion of the board of directors. Effective January 1, 2019, the Company’s matched amount is 50% up to the first 4% of compensation deferred by each associate. The total compensation expense for this matching contribution was $164,000 and $231,000 in fiscal 2020 and 2019, respectively.

NOTE 10 — EMPLOYEE STOCK PURCHASE PLAN

Through December 2019, the Company maintained an Employee Stock Purchase Plan under which associates were able to purchase up to 1,000,000 shares of common stock. Under the plan, eligible associates could elect to contribute, through payroll deductions, up to 10% of their base pay to a trust during any plan year, i.e., January 1 through December 31 of the same year. Semi-annually, typically in January and July of each year, the plan issued, for the benefit of the employees, shares of common stock at the lesser of (a) 85% of the fair market value of the common stock on the first day of the vesting period (January 1 or July 1), or (b) 85% of the fair market value of the common stock on the last day of the vesting period (June 30 or December 31 of the same year).

The Company recognized compensation expense of $4,000 for fiscal year 2019 under this plan.

During fiscal 2019, 5,072 shares were purchased at the price of $0.75 per share and 3,238 shares were purchased at the price of $1.18 per share. The cash received for shares purchased from the plan was $8,000 in fiscal 2019.

Effective January 1, 2020, the Company discontinued its Employee Stock Purchase Plan.

NOTE 11 — STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s Third Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) replaced the 2005 Incentive Compensation Plan (the “2005 Plan”). The 2005 Plan expired based upon its terms. Accordingly, all the outstanding awards and any unallocated pool of un-issued options under the 2005 Plan were re-characterized to the 2013 Plan. Under these plans, the Company is authorized to issue equity awards (stock options, stock appreciation rights or “SARs”, and restricted stock) to directors and associates of the Company. Under the 2013 Plan, the Company is authorized to issue a number of shares not to exceed 6,223,246. The options granted under the 2013 Plan have terms of ten years or less, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant. At January 31, 2021 and 2020, options to purchase 500,830 and 673,603 shares of the Company’s common stock, respectively, had been granted and were outstanding under these plans. There are no SARs outstanding.

Inducement grants are approved by the Company’s compensation committee pursuant to NASDAQ Marketplace Rule 5635(c)(4). The terms of the grants were nearly identical to the terms and conditions of the Company’s stock incentive plans in effect at the time of each inducement grant. For the year ended January 31, 2021, with regard to inducement grants, no stock options were issued, no options expired, no options were forfeited, and no stock options were exercised. For the year ended January 31, 2020, with regard to inducement grants, no stock options were issued, no options expired, 100,000 options were forfeited and no stock options were exercised. As of January 31, 2021 and 2020, there were 125,000 options outstanding, respectively, under inducement grants.

Please see “Restricted Stock” in this Note 11 for information on the restricted shares.

A summary of stock option activity follows:

		Weighted
		Average	Remaining	Aggregate
	Options	Exercise Price	Life in Years	intrinsic value
Outstanding as of January 31, 2020	798,603	$3.49
Granted	—	—
Exercised	—	—
Expired	(168,773)	3.66
Forfeited	(4,000)	1.86
Outstanding as of January 31, 2021	625,830	$3.45	4.24	$120,000
Exercisable as of January 31, 2021	610,370	$3.50	4.14	$112,000
Vested or expected to vest as of January 31, 2021	621,154	$3.46	4.21	$118,000

No options were granted in fiscal 2020. For fiscal 2019, the weighted average grant date fair value of options granted during the year was $0.72. No options were exercised in fiscal 2020 or fiscal 2019.

The fiscal 2020 and 2019 stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for each fiscal year:

	2020	2019
Expected life	—	6.36 years
Risk-free interest rate	—	2.07%
Weighted average volatility factor	—	0.57
Dividend yield	—	—
Forfeiture rate	—	29%

At January 31, 2021, there was $6,100 of unrecognized compensation cost related to non-vested stock-option awards. That cost is expected to be recognized over a remaining weighted average period of 1.15 years. The expense associated with stock option awards was $22,000 and $45,000, respectively, for fiscal 2020 and 2019. Cash received from the exercise of options was $0 in both fiscal 2020 and 2019.

The 2013 Plan contains change in control provisions whereby any outstanding equity awards under the plans subject to vesting, which have not fully vested as of the date of the change in control, shall automatically vest and become immediately exercisable. One of the change in control provisions is deemed to occur if there is a change in beneficial ownership, or authority to vote, directly or indirectly, of securities representing 20% or more of the total of all of the Company’s then-outstanding voting securities, unless through a transaction arranged by or consummated with the prior approval of the Board of Directors. Other change in control provisions relate to mergers and acquisitions or a determination of change in control by the Company’s Board of Directors.

Restricted Stock

The Company is authorized to grant restricted stock awards to associates and directors under the 2013 Plan. The Company has also issued restricted stock as inducement grants to certain new employees. The restrictions on the shares granted generally lapse over a one- to four-year term of continuous employment from the date of grant. On June 17, 2020, our CEO was awarded 150,000 shares of restricted stock that will vest in four substantially equal quarterly installments commencing on the first anniversary of the date of grant. On October 17, 2019, our CEO was awarded 250,000 shares of restricted stock: 50,000 of which vested upon grant, 100,000 shares that vested in four substantially equal quarterly installments commencing on the first anniversary of the date of grant, and 100,000 shares that were subject to performance-based vesting based upon the achievement of certain growth rates of revenue specified in agreement. However, as of July 31, 2020, performance was not achieved resulting in the grants being forfeited. The grant date fair value per share of restricted stock, which is based on the closing price of our common stock on the grant date, is expensed on a straight-line basis as the restriction period lapses. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights. A summary of restricted stock award activity for fiscal 2020 and 2019 is presented below:

		Weighted
	Non-vested	Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested balance at January 31, 2019	1,063,866	$1.27
Granted	912,518	1.26
Vested	(616,806)	1.29
Forfeited	(556,080)	1.31
Non-vested balance at January 31, 2020	803,498	$1.22
Granted	1,158,245	1.07
Vested	(864,128)	1.18
Forfeited	(166,490)	1.16
Non-vested balance at January 31, 2021	931,125	$1.09

At January 31, 2021, there was $603,000 of unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a remaining period of 1.12 year.

The expense associated with restricted stock awards was $1,075,000 and $885,000, respectively, for fiscal 2020 and 2019.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Royalty Liability

On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, we paid Montefiore a one-time initial base royalty fee of $3,000,000. Additionally, we originally committed that Montefiore would receive at least an additional $3,000,000 of on-going royalty payments related to future sublicensing of CLG by us within the first six and one-half years of the license term. On July 1, 2018, we entered into a joint amendment to the Royalty Agreement and the existing Software License and Support Agreement with Montefiore to modify the payment obligations of the parties under both agreements. According to the modified provisions, our obligation to pay on-going royalties under the Royalty Agreement was replaced with the obligation to (i) provide maintenance services for 24 months and waive associated maintenance fees, and (ii) pay $1,000,000 in cash by October 31, 2020. As a result of the commitment to fulfill a portion of our obligation by providing maintenance services at no cost, the royalty liability was significantly reduced, with a corresponding increase to deferred revenues. As of January 31, 2021 and 2020, the Company had $0 and $345,000, respectively, in deferred revenues associated with this modified royalty liability. The fair value of the royalty liability was determined based on the amount payable in cash. As of January 31, 2021 and 2020, the present value of this royalty liability was $0 and $969,000, respectively.

On October 1, 2020, the Company agreed with Montefiore that it would pay, in cash, (i) $500,000 upon signing a settlement and release agreement, and (ii) $490,000 on November 1, 2020. The difference between the $990,000 in cash payment and the $1,000,000 payment obligation was due to the settlement of outstanding costs made on behalf of the Company for Montefiore. The Company executed the settlement and release agreement shortly after October 1, 2020 and made the scheduled payments. The Company retains the exclusive licensing rights for the underlying software through the term of the original agreement (2028).

Consulting Agreement with 180 Consulting

On March 19, 2020 the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, LLC (“180 Consulting”), pursuant to which 180 Consulting will provide a variety of consulting services including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, through separate executed statements of work (“SOWs”). The Company entered into eight SOWs under the MSA during fiscal 2020. Some of the SOWs include the ability to earn stock at a conversion rate to be calculated 20 days after the execution of the related SOW. 180 Consulting earned a cumulative number of shares in fiscal 2020 totalling 248,425. 180 Consulting has registration rights on all issued securities. As of January 31, 2021, the issued securities had not been registered. During fiscal 2020, the Company paid fees to 180 Consulting totalling $580,000. The MSA includes a termination clause upon a 90-day written notice. While no related person has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to us under the MSA and the SOWs may share workspace and administrative costs with 121G Consulting (as defined and further discussed in Note 14 – Related Party Transactions).

Litigation

We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. We are not aware of any legal matters that could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 13 – DISCONTINUED OPERATIONS

On February 24, 2020, the Company consummated the previously announced sale of the Company’s legacy Enterprise Content Management business (the “ECM Assets”) pursuant to that certain Asset Purchase Agreement, dated December 17, 2019, as amended (the “Asset Purchase Agreement”), to Hyland Software, Inc. (the “Purchaser”),

Pursuant to the Asset Purchase Agreement, the Purchaser acquired the ECM Assets and assumed certain liabilities of the Company for a purchase price of $16.0 million, subject to certain adjustments for customer prepayments as set forth in the Asset Purchase Agreement.

At closing, the Company received approximately $5.4 million in net proceeds after (i) repaying the Company’s $4.0 million term loan with Bridge Bank, (ii) adjusting for certain customer prepayments, (iii) recording the escrow funds of $800,000 and (iv) incurring certain transaction costs. The gain on the sale of assets is summarized as follows:

Net Proceeds, including escrowed funds	$12,088,000
Net tangible assets sold:
Accounts Receivable	(1,130,000)
Prepaid Expenses	(576,000)
Deferred Revenues	4,010,000
Net tangible assets sold	2,304,000
Capitalized software development costs	(1,772,000)
Goodwill	(4,825,000)
Transaction cost	(1,782,000)
Gain on sale of discontinued operations	$6,013,000

The transaction costs were primarily broker cost and cost of legal and accounting to affect the transaction. The Company allocated $4,825,000 in goodwill to the sale of the ECM Assets using a valuation of the ECM Assets and the remaining, go-forward business, to bifurcate its existing goodwill as of February 24, 2020. The amount of goodwill to be included in that carrying amount was based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained using our fair value approach as outlined in Note 2. Further, in accordance ASC 350-20-35-3A, when only a portion of goodwill is allocated to a business to be disposed of, the remaining portion of the goodwill associated with the reporting unit to be retained was tested for impairment and no impairment was recognized.

The Company reclassified the following assets and liabilities for discontinued operations in the accompanying consolidated balance sheets:

	As of
	January 31, 2021	January 31, 2020
Current assets of discontinued operations:
Accounts receivable	$587,000	$1,150,000
Contract receivables	-	17,000
Prepaid Assets	-	418,000
Current assets of discontinued operations	$587,000	$1,585,000
Long-term assets of discontinued operations:
Property and equipment, net	$13,000	$54,000
Capitalized software development cost, net	-	1,816,000
Goodwill	-	4,825,000
Other	-	131,000
Long-term assets of discontinued operations	$13,000	$6,826,000
Current liabilities of discontinued operations:
Accounts payable	$-	$514,000
Accrued expenses	8,000	142,000
Deferred revenues	587,000	4,397,000
Current liabilities of discontinued operations	$595,000	$5,053,000

For fiscal 2020 and 2019, the Company reclassified the following for discontinued operations in the accompanying consolidated statements of operations:

	Fiscal Year
	2020	2019
Revenues:
System sales	$-	$98,000
Professional services	-	597,000
Maintenance and support	412,000	5,953,000
Software as a service	138,000	2,242,000
Transition service fees	394,000	-
Total revenues	$944,000	$8,890,000

Expenses:
Cost of Sales	294,000	2,129,000
Selling, general and administrative expenses	-	205,000
Research and development	-	865,000
Transition service cost	166,000	-
Deferred financing cost	128,000	-
Transaction costs	-	631,000
Total expenses	588,000	3,830,000

Miscellaneous expense	-	(25,000)
Income from discontinued operations	$356,000	$5,035,000

We entered into an agreement with the Purchaser of the ECM Assets to maintain the current data center through a transition period that was expected to be approximately seven months. The Company has continued to pay the rent and maintain the servers within the data center during the transition services period. These amounts for fiscal 2020 are presented as discontinued operations and will continue to be presented as discontinued operations in future periods throughout fiscal year 2021. In consideration of these transition services, the Company maintained rights to certain customer contracts that provides a revenue stream of approximately $40,000 per month. During the transition period as defined in the Asset Purchase Agreement, the Company will receive approximately $40,000 in revenue per month and have cost of approximately $30,000. The transition service does not have a finite ending date, however, the goal of both the Purchaser and the Company is to complete the transition as quickly as possible. The cost to maintain the data center can be eliminated upon the completion of the transition services as described in the Asset Purchase Agreement. Our on-going cost to maintain the data center includes rent, cost of the servers, certain third-party software arrangements, and depreciation of the servers. The property and equipment on the Company’s balance sheet in discontinued operations is the net book value for the related servers in the data center.

NOTE 14 - RELATED PARTY TRANSACTIONS

In the second quarter of fiscal year 2019, in connection with the appointment of Wyche T. “Tee” Green, III, Chairman of the Board of the Company and Managing Member of 121G, LLC (“121G”), as interim President and Chief Executive Officer of the Company, we entered into a consulting agreement with 121G Consulting, LLC (“121G Consulting”), to provide an assessment of the Company’s innovation and growth teams and strategies and to develop a set of prioritized recommendations to be consolidated into a strategic plan for the Company’s leadership team. Mr. Green is a member of 121G Consulting, and, accordingly, has a financial interest in that entity. In October 2019, Mr. Green was appointed as President and Chief Executive Officer of the Company on a full-time basis.

For the year ended January 31, 2021 and 2020, fees paid to 121G Consulting totalled $107,000 and $276,000, respectively. For fiscal 2019, $88,000 was included in executive transition cost and $188,000 was included in the Company’s operating cost in the accompanying consolidated statements of operations. As of January 31, 2020, consulting fees payable to 121G Consulting of $40,000 are included in accounts payable in the accompanying consolidated balance sheet. There were no consulting fees payable to 121G Consulting outstanding as of January 31, 2021. Subsequent to Mr. Green joining the Company on a full-time basis, the relationship with 121G Consulting was terminated.

NOTE 15 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after January 31, 2021, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these consolidated financial statements, except for the following:

Capital Raise

On February 25, 2021, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC, as the sole managing underwriter, relating to the underwritten public offering of an aggregate of 10,062,500 shares of the Company’s common stock, par value $0.01 per share, which included 1,312,500 shares of common stock sold pursuant to the underwriter’s exercise of an option to purchase additional shares of common stock to cover over-allotments (the “Offering”). The price to the public in the Offering was $1.60 per share of common stock. The gross proceeds to the Company from the Offering were approximately $16.1 million, before deducting underwriting discounts, commissions and estimated offering expenses. The Offering closed on March 2, 2021.

Revolving Line of Credit Modification

On March 2, 2021, the Company entered into an Amended and Restated Loan and Security Agreement, consisting of a $3,000,000 revolving credit facility (the “Amended Security Agreement”). The Amended Security Agreement has a two-year term and includes customary financial covenants including the requirements that the Company achieve certain EBITDA levels and certain recurring revenue levels. The Company shall not deviate by more than twenty percent its recurring revenue projections over a trailing three-month basis. Additionally, the Company’s Bank EBITDA, measured on a monthly basis over a trailing three-month period then ended, shall not deviate by more than 30% or $300,000. The Amended Security Agreement facility shall bear interest at a per annum rate equal to the higher of (a) the Prime Rate (as published in The Wall Street Journal) plus 1.00%, with a “floor” Prime Rate of 4.0%.

Schedule II

Valuation and Qualifying Accounts and Reserves

Streamline Health Solutions, Inc.

For the two years ended January 31, 2021

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other	(1)	End of
Description	Period	Expenses	Accounts	Deductions	Period
	(in thousands)
Year ended January 31, 2021:
Allowance for doubtful accounts	$96	$(31)	$—	$—	$65
Year ended January 31, 2020:
Allowance for doubtful accounts	$345	$(201)	$—	$(48)	$96

(1)	Uncollectible accounts written off, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer (who serves as our principal executive officer) and our Senior Vice President and Chief Financial Officer (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report (January 31, 2021). Based on that evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed by, and under the supervision of, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer and effected by our management and our Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the consolidated financial statements will not be prevented or detected.

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2021, and concluded that our internal control over financial reporting was effective as of January 31, 2021. In making the assessment of internal control over financial reporting, management used the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2021 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report, and is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive compensation will be set forth in the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report, and is incorporated herein by reference.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Directors Independence

Information regarding certain relationships and related transactions and director independence will be set forth in the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be set forth in the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) See Index to Consolidated Financial Statements and Schedule Covered by Reports of Registered Public Accounting Firms included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Report. See Index to Exhibits contained in this Report.

(b) Exhibits

See Index to Exhibits contained in this Report.

Item 16. Form 10-K Summary

None.

INDEX TO EXHIBITS

EXHIBITS

3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on September 15, 2014).
3.2	Amended and Restated Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014 (Incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on April 3, 2014).
4.1	Specimen Common Stock Certificate of Streamline Health Solutions, Inc. (Incorporated by reference from the Company’s Registration Statement on Form S-1, File Number 333-01494, as filed with the SEC on April 15, 1996).
4.2*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1#	Streamline Health Solutions, Inc. 1996 Employee Stock Purchase Plan, as amended and restated effective July 1, 2013 (Incorporated by reference from the Registration Statement on Form S-8, File Number 333-188763, as filed with the Commission on May 22, 2013).
10.2#	2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on May 26, 2005).
10.2(a)#	Amendment No. 1 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc.(Incorporated by reference from Annex 1 of the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 13, 2011).
10.2(b)#	Amendment No. 2 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-8, as filed with the SEC on November 15, 2012).
10.2(c)#	Amendment No. 3 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.2C of the Company’s Current Report on Form 8-K, as filed with the SEC on October 20, 2020).
10.3#	Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan (Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 22, 2019).
10.3(a)#	Form of Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 25, 2014).
10.3(b)#	Form of Restricted Stock Award Agreement for Executives (Incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 25, 2014).
10.3(c)#	Form of Stock Option Agreement for Executives (Incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 25, 2014).
10.4#	Employment Agreement, dated October 17, 2019, by and between the Company and Wyche T. “Tee” Green, III (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 18, 2019).
10.5#	Employment Agreement dated September 10, 2018 by and between Streamline Health Solutions, Inc. and Thomas J. Gibson (Incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on September 12, 2018).
10.6#	Employment Agreement dated February 5, 2020 by and between Streamline Health Solutions, Inc. and Randolph W. Salisbury (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on February 6, 2020).
10.7#	Employment Agreement dated August 1, 2019 by and between Streamline Health Solutions, Inc. and William G. Garvis (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 6, 2019).
10.8#	Form of Indemnification Agreement for all directors and officers of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 7, 2006).

10.9	Software License and Royalty Agreement dated October 25, 2013 between Streamline Health, Inc. and Montefiore Medical Center (Incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on December 17, 2013).
10.9(a)	Joint Amendment dated July 1, 2018, to the Software License and Support Agreement and the Software License and Royalty Agreement by and between Streamline Health, Inc. and Montefiore Medical Center (Incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on September 12, 2018).
10.10	Loan and Security Agreement dated as of December 11, 2019 by and among Bridge Bank, a division of Western Alliance Bank, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on January 7, 2020).
10.10(a)	Amended and Restated Loan and Security Agreement dated as of March 2, 2021 by and among Western Alliance Bank, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2021).
10.11	Securities Purchase Agreement, dated October 10, 2019, between the Company and each purchaser identified on the signature pages thereto (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2019).
10.12	Registration Rights Agreement, dated October 10, 2019, between the Company and each of the several purchasers signatory thereto (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2019).
10.13	Asset Purchase Agreement, dated December 17, 2019, by and among the Company, Streamline Health, Inc., and Hyland Software, Inc. (Incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 18, 2019).
10.13(a)	Amendment No. 1 to the Asset Purchase Agreement, dated January 7, 2020, by and among the Company, Streamline Health, Inc., and Hyland Software, Inc. (Incorporated by reference from Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on January 7, 2020).
10.14	Master Services and Non-Disclosure Agreement, dated as of March 18, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 25, 2020).
10.14(a)	Statement of Work #1 to the Master Services and Non-Disclosure Agreement, dated as of March 18, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 25, 2020).
10.14(b)	Statement of Work #2 to the Master Services and Non-Disclosure Agreement, dated as of March 18, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 25, 2020).
10.14(c)	Statement of Work #3 to the Master Services and Non-Disclosure Agreement, dated as of March 18, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 25, 2020).
10.14(d)	Statement of Work #4 to the Master Services and Non-Disclosure Agreement, dated as of March 18, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on September 10, 2020).
10.15	Sublease Agreement (Incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on June 11, 2020).
21.1*	Subsidiaries of Streamline Health Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP
24	Power of Attorney (included in signature page)
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Streamline Health Solutions, Inc.’s Annual Report on Form 10- K for the fiscal year ended January 31, 2021 filed with the SEC on April 22, 2021, formatted in XBRL includes: (i) Consolidated Balance Sheets at January 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the two years ended January 31, 2021, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the two years ended January 31, 2021, (iv) Consolidated Statements of Cash Flows for the two years ended January 31, 2021, and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

#	Management Contracts and Compensatory Arrangements.

Our SEC file number reference for documents filed with the SEC pursuant to the Exchange Act, is 000-28132.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

By:	/S/ WYCHE T. “TEE” GREEN, III
Wyche T. “Tee” Green, III
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Wyche T. “Tee” Green, III and Thomas J. Gibson, and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

DATE: April 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/S/ WYCHE T. “TEE” GREEN, III	Chief Executive Officer and Director	April 22, 2021
Wyche T. “Tee” Green, III	(Principal Executive Officer)

/s/ JONATHAN R. PHILLIPS	Director	April 22, 2021
Jonathan R. Phillips

/s/ JUSTIN FERAYORNI	Director	April 22, 2021
Justin Ferayorni

/s/ JUDITH E. STARKEY	Director	April 22, 2021
Judith E. Starkey

/s/ KENAN H. LUCAS	Director	April 22, 2021
Kenan H. Lucas

/s/ THOMAS J. GIBSON	Chief Financial Officer	April 22, 2021
Thomas J. Gibson	(Principal Financial Officer and Principal Accounting Officer)

