Form 10-Q
period 2021-04-30
STREAMLINE HEALTH SOLUTIONS INC.
filed 2021-06-09
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to____________

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value per share, as of June 04, 2021 was 42,446,202.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	As of
	30-Apr-21 (Unaudited)	31-Jan-21
ASSETS
Current assets:
Cash and cash equivalents	$16,727,000	$2,409,000
Accounts receivable, net of allowance for doubtful accounts of $65,000 and $65,000, respectively	3,187,000	2,929,000
Contract receivables	257,000	174,000
Assets held in escrow	800,000	800,000
Prepaid and other current assets	531,000	416,000
Current assets of discontinued operations	110,000	587,000
Total current assets	21,612,000	7,315,000
Non-current assets:
Property and equipment, net of accumulated depreciation of $151,000 and $452,000, respectively	83,000	104,000
Right-of use asset for operating lease	349,000	391,000
Capitalized software development costs, net of accumulated amortization of $4,013,000 and $3,507,000, respectively	5,818,000	5,945,000
Intangible assets, net of accumulated amortization of $4,888,000 and $4,773,000, respectively	509,000	624,000
Goodwill	10,712,000	10,712,000
Other	947,000	873,000
Long-term assets of discontinued operations	11,000	13,000
Total non-current assets	18,429,000	18,662,000
Total assets	$40,041,000	$25,977,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(rounded to the nearest thousand dollars, except share and per share information)

	As of
	30-Apr-21 (Unaudited)	31-Jan-21

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,000	$272,000
Accrued expenses	1,053,000	908,000
Current portion of term loan, less deferred financing cost	2,301,000	1,534,000
Deferred revenue	4,983,000	3,862,000
Current portion of operating lease obligation	199,000	198,000
Current liabilities of discontinued operations	358,000	595,000
Total current liabilities	9,137,000	7,369,000
Non-current liabilities:
Term loan payable, less current portion	-	767,000
Deferred revenues, less current portion	170,000	130,000
Operating lease obligation, less current portion	176,000	222,000
Total non-current liabilities	346,000	1,119,000
Total liabilities	9,483,000	8,488,000

Stockholders’ equity:
Common stock, $.01 par value per share, 45,000,000 shares authorized; 42,322,665 and 31,597,975 shares issued and outstanding, respectively	423,000	316,000
Additional paid in capital	111,394,000	96,290,000
Accumulated deficit	(81,259,000)	(79,117,000)
Total stockholders’ equity	30,558,000	17,489,000
	$40,041,000	$25,977,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Three Months Ended April 30,
	2021	2020
Revenue:
Software licenses	$135,000	$—
Professional services	78,000	152,000
Audit services	504,000	544,000
Maintenance and support	1,057,000	1,258,000
Software as a service	1,177,000	890,000
Total revenue	2,951,000	2,844,000
Operating expenses:
Cost of software licenses	137,000	77,000
Cost of professional services	214,000	242,000
Cost of audit services	389,000	360,000
Cost of maintenance and support	87,000	186,000
Cost of software as a service	610,000	405,000
Selling, general and administrative expense	2,551,000	2,291,000
Research and development	977,000	684,000
Non-routine costs	441,000	—
Loss on exit from membership agreement	—	105,000
Total operating expenses	5,406,000	4,350,000
Operating loss	(2,455,000)	(1,506,000)
Other income (expense):
Interest expense	(13,000)	(14,000)
Other	15,000	(18,000)
Loss from continuing operations before income taxes	(2,453,000)	(1,538,000)
Income tax benefit (expense)	(9,000)	561,000
Loss from continuing operations	(2,462,000)	(977,000)
Income from discontinued operations:
Gain on sale of discontinued operations	—	6,009,000
Income from discontinued operations	320,000	137,000
Income tax expense	—	(1,496,000)
Income from discontinued operations, net of tax	320,000	4,650,000
Net (loss) income	$(2,142,000)	$3,673,000

Basic Earnings Per Share:
Continuing operations	$(0.07)	$(0.03)
Discontinued operations	0.01	0.16
Net income	$(0.06)	$0.13
Weighted average number of common shares – basic	37,497,958	29,767,814

Diluted Earnings Per Share:
Continuing operations	$(0.07)	$(0.03)
Discontinued operations	0.01	0.15
Net income	$(0.06)	$0.12
Weighted average number of common shares – diluted	38,184,765	30,037,716

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

			Additional		Total
	Common	Common	paid in	Accumulated	stockholders’
	stock shares	Stock	capital	deficit	equity
Balance at January 31, 2021	31,597,975	$316,000	$96,290,000	$(79,117,000)	$17,489,000
Restricted stock issued	740,752	7,000	(7,000)	—	—
Surrender of shares	(78,562)	(1,000)	(160,000)	—	(161,000)
Share-based compensation	—	—	565,000	—	565,000
Issuance of Common Stock	10,062,500	101,000	15,999,000	—	16,100,000
Offering Expenses	—	—	(1,293,000)	—	(1,293,000)
Net income	—	—	—	(2,142,000)	(2,142,000)

Balance at April 30, 2021	42,322,665	$423,000	$111,394,000	$(81,259,000)	$30,558,000

Balance at January 31, 2020	30,530,643	$305,000	$95,113,000	$(79,413,000)	$16,005,000
Restricted stock issued	440,000	4,000	(4,000)	—	—
Restricted stock forfeited	(34,790)	—	—	—	—
Surrender of shares	(21,027)	—	(22,000)	—	(22,000)
Share-based compensation	—	—	263,000	—	263,000
Net income	—	—	—	3,673,000	3,673,000
Balance at April 30, 2020	30,914,826	$309,000	$95,350,000	$(75,740,000)	$19,919,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

	Three Months Ended April 30,
	2021	2020
Net Income (Loss)	(2,142,000)	3,673,000
Income from discontinued operations, net of tax	320,000	4,650,000
Loss from continuing operations, net of tax	(2,462,000)	(977,000)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	21,000	14,000
Amortization of capitalized software development costs	506,000	289,000
Amortization of intangible assets	115,000	123,000
Amortization of other deferred costs	116,000	75,000
Valuation adjustments	—	17,000
Benefit for income taxes	—	(561,000)
Loss on exit from membership agreement	—	105,000
Share-based compensation expense	565,000	263,000
Benefit for accounts receivable allowance	—	(15,000)
Changes in assets and liabilities:
Accounts and contract receivables	(341,000)	1,279,000
Other assets	(275,000)	(49,000)
Accounts payable	(29,000)	(467,000)
Accrued expenses and other liabilities	145,000	(652,000)
Deferred revenue	1,161,000	(1,347,000)
Net cash used in operating activities	(478,000)	(1,903,000)
Net cash from operating activities – discontinued operations	560,000	(2,270,000)
Cash flows from investing activities:
Proceeds from sale of ECM Assets	—	11,284,000
Capitalization of software development costs	(378,000)	(479,000)
Net cash (used in) provided by investing activities	(378,000)	10,805,000
Net cash from investing activities – discontinued operations	—	—
Cash flows from financing activities:
Repayment of bank term loan	—	(4,000,000)
Proceeds from issuance of term loan	—	2,301,000
Proceeds from issuance of common stock	16,100,000	—
Payments for costs directly attributable to the issuance of common stock	(1,293,000)	—
Payments related to settlement of employee share-based awards	(161,000)	—
Payment for deferred financing costs	(31,000)
Other	(1,000)	(22,000)
Net cash provided by (used in) financing activities	14,614,000	(1,721,000)
Net increase in cash and cash equivalents	14,318,000	4,911,000
Cash and cash equivalents at beginning of period	2,409,000	1,649,000
Cash and cash equivalents at end of period	$16,727,000	$6,560,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

NOTE 1 — BASIS OF PRESENTATION

Streamline Health Solutions, Inc. and its subsidiary (“we”, “us”, “our”, “Streamline”, or the “Company”) operates in one segment as a provider of healthcare information technology solutions and associated services. The Company provides these capabilities through the licensing of its Coding & CDI, eValuator Coding Analysis Platform, Financial Management and Patient Care solutions and other workflow software applications and the use of such applications by software as a service (“SaaS”). The Company also provides audit and coding services to help customers optimize their internal clinical documentation and coding functions, as well as implementation and consulting services to complement its software solutions. The Company’s software and services enable hospitals and integrated healthcare delivery systems in the United States and Canada to capture, store, manage, route, retrieve and process patient clinical, financial and other healthcare provider information related to the patient revenue cycle.

The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The condensed consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and its wholly-owned subsidiary, Streamline Health, Inc. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent annual report on Form 10-K, Commission File Number 0-28132. Operating results for the three months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2022.

The Company determined that it has one operating segment and one reporting unit due to the single nature of our products, product development, distribution process, and customer base as a provider of computer software-based solutions and services for healthcare providers.

On February 24, 2020, the Company sold a portion of its business (the ECM Assets). The Company signed the definitive agreement with respect to the sale of the ECM Assets in December 2019 and prepared and filed a proxy statement to obtain stockholder approval of the transaction. We applied Accounting Standards Codification (“ASC”) 205-20-1 (“ASC 205-20-1”) to determine the timing to begin reporting the discontinued operations. Based on ASC 205-20-1, the Company determined that it did not have the authority to sell the assets until the date of the stockholder approval which was February 21, 2020. On February 21, 2020, the Company having the authority and ability to consummate the sale of the ECM Assets, met the criteria to present discontinued operations as described in ASC 205-20-1. Accordingly, the Company is reporting the results of operations and cash flows, and related balance sheet items associated with the ECM Assets in discontinued operations in the accompanying condensed consolidated statements of operations, cash flows and balance sheets for the current and comparative prior periods. Refer to Note 8 – Discontinued Operations for details of our discontinued operations.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the fiscal year 2020 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes to the consolidated financial statements contained in the Annual Report on Form 10-K when reviewing interim financial results.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to the recognition of revenue, share-based compensation, capitalization of software development costs, intangible assets, the allowance for doubtful accounts, and income taxes. Actual results could differ from those estimates.

Reclassification

ASC 606-10-25-19(a) provides guidance on the presentation of revenue as it relates to identifying distinct performance obligations in contracts containing multiple deliverables. As the Company has begun to shift to a primarily SaaS solution, the professional services revenue related to implementation of SaaS contracts has grown. With this growth, and expected continued growth, of professional services which are not determined to be a distinct performance obligation for our SaaS contracts, we have reclassified SaaS professional services from professional services revenue and cost of sales on the consolidated statement of operations to Software as a Service revenue and cost of sales. For the three months ended April 30, 2020, the reclassification of revenue was $29,000 and the reclassification of cost of sales was $23,000.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of our long-term debt approximates fair value since the variable interest rates being paid on the amounts approximate the market interest rate. Long-term debt is classified as Level 2. There were no transfers of assets or liabilities between Levels 1, 2, or 3 during the three months ended April 30, 2021 and 2020.

The fair value of the PPP loan was determined based on discounting the loan amount as of January 31, 2021. The fair value using market rates the Company believes would be available for similar types of financial instruments would have resulted in a lower fair value of $2,231,000 as compared to the book value of $2,301,000, a reduction of $70,000.

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

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), under the core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

We recognize revenue (Step 5 below) in accordance with that core principle after applying the following steps:

●	Step 1: Identify the contract(s) with a customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

Contracts may contain more than one performance obligation. Performance obligations are the unit of accounting for revenue recognition and represent the distinct goods or services that are promised to the customer. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

If we determine that we have not satisfied a performance obligation, we defer recognition of the revenue until the performance obligation is satisfied. Maintenance and support and SaaS agreements are generally non-cancelable or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform material obligations. However, if non-standard acceptance periods, non-standard performance criteria, or cancellation or a right of refund terms are required, revenue may not be recognized until the satisfaction of such criteria.

The transaction price is allocated based on the standalone selling price of the performance obligations in the contract. Significant judgment is required to determine the standalone selling price (“SSP”) for each performance obligation and whether the amount allocated to each performance obligation depicts the amount that the Company expects to receive in exchange for the related product and/or service. As the selling prices of the Company’s software licenses are highly variable, the Company estimates the SSP of its software licenses using the residual approach when the software license is sold with other services and observable SSPs exist for the other services. The Company estimates the SSP for maintenance, professional services, and audit services based on observable standalone sales.

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

Software Licenses

The Company’s software license agreements provide the customer with the right to use functional intellectual property. Implementation, support, and other services are typically considered distinct performance obligations when sold with a software license unless these services are determined to significantly modify the software. Revenue for software licenses is recognized at a point in time, typically, when the software is made available for electronic download.

Maintenance and Support Services

Our maintenance and support obligations include multiple performance obligations, with the two largest being rights to unspecified product upgrades or enhancements, and technical support. We believe that the multiple performance obligations within our overall maintenance and support services can be viewed as a single performance obligation since both the unspecified upgrades and technical support are comprised of promises to stand ready to fulfill the various underlying activities during the contract term. Maintenance and support agreements entitle customers to technology support, version upgrades, bug fixes and service packs. We recognize maintenance and support revenue ratably over the contract term.

Professional Services

The Company provides various professional services to customers with software licenses. These include project management, software implementation and software modification services. Revenue from agreements to provide professional services are generally distinct from the other promises in the contract and are recognized as the related services are performed. Consideration payable under these agreements is either fixed fee or on a time-and-materials basis, and is recognized over time as the services are performed.

Software as a Service

SaaS-based contracts include a right to use the Company’s platform, implementation, support and other services which represent a single promise to provide continuous access to its software solutions. The Company recognizes revenue over the contract term.

Audit Services

The Company provides technology-enabled coding audit services to help customers review and optimize their internal clinical documentation and coding functions across the applicable segment of the client’s enterprise. Audit services are a separate performance obligation. We recognize revenue as the services are performed.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Three Months Ended April 30, 2021
	Recurring Revenue	Non- recurring Revenue	Total
Software licenses	$—	$135,000	$135,000
Professional services	—	78,000	78,000
Audit services	—	504,000	504,000
Maintenance and support	1,057,000	—	1,057,000
Software as a service	1,177,000	—	1,177,000
Total revenue:	$2,234,000	$717,000	$2,951,000

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract. Our contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the three months ended April 30, 2021, we recognized approximately $1,653,000 in revenue from deferred revenues outstanding as of January 31, 2021. Revenue allocated to remaining performance obligations was $16,556,000 as of April 30, 2021, of which the Company expects to recognize approximately 53% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

We defer the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the period of expected benefit which is the contractual term. As of April 30, 2021 and January 31, 2021, we had deferred costs of $144,000 and $168,000, respectively, net of accumulated amortization of $166,000 and $126,000, respectively. Amortization expense of these costs was $39,000 and $33,000 in the three months ended April 30, 2021 and 2020, respectively, and is included in various costs of revenue in the condensed consolidated statements of operations. There were no impairment losses for these capitalized costs for these periods.

Contract acquisition costs, which consist of sales commissions paid or payable, is considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial and renewal contracts are deferred and then amortized on a straight-line basis over the contract term. As a practical expedient, we expense sales commissions as incurred when the amortization period of related deferred commission costs is expected to be one year or less.

As of April 30, 2021 and January 31, 2021, deferred commission costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totaled $715,000 and $666,000, respectively, net of accumulated amortization of $342,000 and $285,000, respectively. In the three months ended April 30, 2021 and 2020, $70,000 and $31,000, respectively, in amortization expense associated with deferred sales commissions was included in selling, general and administrative expenses in the condensed consolidated statements of operations. There were no impairment losses for these capitalized costs for these periods.

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the entity had paid cash for the goods or services. The Company incurred total compensation expense related to share-based awards of $565,000 and $263,000 in the three months ended April 30, 2021 and 2020, respectively.

The fair value of the stock options granted was estimated at the date of grant using a Black-Scholes option pricing model. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical data (such as, volatility factor, expected term and forfeiture rates). Future grants of equity awards accounted for as share-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market close price per share on the grant date. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically a one- to four-year service period.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credit and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. Refer to Note 5 - Income Taxes for further details.

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At April 30, 2021, the Company believes it has appropriately accounted for any uncertain tax positions.

Net Earnings (Loss) Per Common Share

The Company presents basic and diluted earnings per share (“EPS”) data for our common stock.

Our unvested restricted stock awards are considered non-participating securities because holders are not entitled to non-forfeitable rights to dividends or dividend equivalents during the vesting term. In accordance with ASC 260, securities are deemed not to be participating in losses if there is no obligation to fund such losses. Diluted EPS for our common stock is computed using the treasury stock method.

The following is the calculation of the basic and diluted net earnings (loss) per share of common stock for the three months ended April 30, 2021 and 2020:

	Three Months Ended
	April 30, 2021	April 30, 2020
Basic earnings (loss) per share:
Continuing operations
Loss from continuing operations, net of tax	$(2,462,000)	$(977,000)
Basic net loss per share of common stock from continuing operations	$(0.07)	$(0.03)

Discontinued operations
Income available to common stockholders from discontinued operations	$320,000	$4,650,000
Basic net earnings per share of common stock from discontinued operations	$0.01	$0.16

Diluted earnings (loss) per share (1):
Continuing operations
Income available to common stockholders from continuing operations	$(2,462,000)	$(977,000)
Diluted net loss per share of common stock from continuing operations	$(0.07)	$(0.03)

Discontinued operations
Income available to common stockholders from discontinued operations	$320,000	$4,650,000
Diluted net earnings per share of common stock from discontinued operations	$0.01	$0.15

Weighted average shares outstanding - Basic (1)	37,497,958	29,767,814
Effect of dilutive securities - Stock options, Restricted stock	686,807	269,902
Weighted average shares outstanding – Diluted	38,184,765	30,037,716

(1)	Excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of April 30, 2021 and 2020, there were 1,387,325 and 1,124,708 unvested restricted shares of common stock outstanding, respectively.

Other Operating Costs

Non-routine Costs

The Company incurred certain non-routine costs of approximately $350,000 associated with a one-time bonus to certain key executives for successful completion of the capital raise, and costs of approximately $91,000 in connection with the ongoing evaluation of potential partnerships and strategic arrangements.

Loss on Exit from Membership Agreement

As of April 30, 2020, future minimum fees due under the shared office arrangement totaled $105,000. Accordingly, we recorded an expense for the minimum future commitment under the agreement and accrued the cost to the accompanying consolidated balance sheet. Refer to Note 3 – Operating Leases.

Non-Cash Items

The Company had the following items that were non-cash items related to the condensed consolidated statements of cash flows:

	April 30,
	2021	2020
Escrowed funds from sale of ECM Assets	$—	$800,000
Right-of Use Assets from operating lease	—	540,000

Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The standard became effective for us on February 1, 2021. The adoption of this ASU did not have a material impact on our consolidated financial statements or disclosures.

Recent Accounting Pronouncements Not Yet Adopted

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

The Company entered into a new lease for office space in Alpharetta, Georgia, on March 1, 2020. The lease terminates on March 31, 2023. At inception, the Company recorded a right-of use asset of $540,000, and related current and long-term operating lease obligation in the accompanying consolidated balance sheet. As of April 30, 2021, operating lease right-of use assets totaling $349,000, and the associated lease liability is included in both current and long-term liabilities of $199,000 and $176,000, respectively. The Company used a discount rate of 6.5% to the determine the lease liability. For the three months ended April 30, 2021, the Company had lease operating costs of approximately $48,000. In addition, there was no cash paid for amounts included in the measurement of operating cash flows from operating leases as a result of lease incentives and previous pre-paid rent that had been included as an adjustment to the right-of-use asset at lease inception.

Maturities of operating lease liabilities associated with the Company’s operating lease as of April 30, 2021 are as follows for the fiscal years ended January 31:

2021	$153,000
2022	210,000
2023	36,000
Total lease payments	399,000
Less present value adjustment	(24,000)
Present value of lease liabilities	$375,000

Upon signing the new lease in March 2020, the Company abandoned its shared office space in Atlanta and recorded an expense and related liability of $105,000 for the minimum remaining payments required under the agreement with the landlord. The associated expense is recorded in “Loss on exit from membership agreement” in the accompanying statements of operations and is accrued in “accrued expenses” in the accompanying condensed consolidated balance sheets. The membership agreement did not qualify as a lease as the owner had substantive substitution rights.

NOTE 4 — DEBT

Term Loan and Revolving Credit Facility with Bridge Bank

On December 11, 2019, the Company entered into a new Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank, consisting of a $4,000,000 term loan and a $2,000,000 revolving credit facility. The proceeds from the term loan were used to repay all outstanding balances under the Company’s then existing term loan with Wells Fargo Bank. In February 2020 the Company repaid the $4,000,000 outstanding term loan with Bridge Bank in full, with proceeds from the sale of the ECM Assets, as required under the Loan and Security Agreement.

The revolving credit facility has a maturity date of twenty-four months and advances shall bear interest at a per annum rate equal to the higher of (a) the Prime Rate (as published in The Wall Street Journal) plus 1.25% or (b) 6.25%. The revolving credit facility can be advanced based upon 80% of eligible accounts receivable, as defined in the Loan and Security Agreement.

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

On March 2, 2021, the Company entered into an Amended and Restated Loan and Security Agreement, consisting of a $3,000,000 revolving credit facility (the “Amended Security Agreement”). The Amended Security Agreement has a two-year term and includes customary financial covenants including the requirements that the Company achieve certain EBITDA levels and certain recurring revenue levels. The Company shall not deviate by more than twenty percent its recurring revenue projections over a trailing three-month basis. Additionally, the Company’s Bank EBITDA, measured on a monthly basis over a trailing three-month period then ended, shall not deviate by more than 30% or $300,000. The Amended Security Agreement facility shall bear interest at a per annum rate equal to the higher of (a) the Prime Rate (as published in The Wall Street Journal) plus 1.00%, with a “floor” Prime Rate of 4.0%. The Amended Security agreement is secured by substantially all of our assets. For the period ending April 30, 2021, the Company was in compliance with the revolving credit facility covenants and had no outstanding borrowings under this credit facility.

Term Loan related to “The Coronavirus Aid, Relief, and Economic Security Act”

The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, was signed into law on March 17, 2020. Among other things, the CARES Act provided for a business loan program known as the Paycheck Protection Program (“PPP”). Qualifying companies were able to borrow, through the U.S. Small Business Administration (“SBA”), up to two months of payroll expenses. On April 21, 2020, the Company received approximately $2,301,000 through the SBA under the PPP. These funds were utilized by the Company to fund payroll expenses and avoid further staffing reductions during the slowdown resulting from COVID-19.

The PPP loan carries an interest rate of 1.0% per annum. Principal and interest payments are due, beginning on the tenth month from the effective date, sufficient to satisfy the loan on the second anniversary date. However, under certain criteria, the loan may be forgiven. The Company is accruing interest at 1% in the accompanying consolidated financial statements. The future maturities under the loan are $2,301,000 in the twelve-month period from April 30, 2021.

Outstanding principal balances on debt consisted of the following at:

	April 30, 2021	January 31, 2021
Term loan	$2,301,000	$2,301,000
Deferred financing cost	—	—
Total	2,301,000	2,301,000
Less: Current portion	2,301,000	(1,534,000)
Non-current portion of debt	$—	$767,000

NOTE 5 — INCOME TAXES

Income taxes consist of the following:

	April 30,
	2021	2020
Current tax benefit (expense):
Federal	$—	$480,000
State	(9,000)	81,000
Total current provision	$(9,000)	$561,000

The Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) for the period ended April 30, 2021. ASU 2019-12 removes the exception to the basic intraperiod model in ASC 740-20-45-7. The benefit from income taxes from continuing operations, reported in the three-month period ended April 30, 2020, are off-set by taxes on the gain on sale and taxes from operations of discontinued operations.

At January 31, 2021, the Company had U.S. federal net operating loss carry forwards of $37,554,000. The Company also had state net operating loss carry forwards of $12,519,000 and Federal R&D credit carry forwards of $1,356,000, and Georgia R&D credit carry forwards of $94,000, all of which expire through fiscal 2039.

The effective income tax rate on continuing operations of approximately (0.36%) differs from our combined federal and state statutory rate of 24.56% primarily due to the full valuation allowance the Company currently maintains on its net deferred tax asset.

The Company has recorded $365,000 and $339,000 in reserves for uncertain tax positions as of April 30, 2021 and January 31, 2021, respectively.

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

NOTE 6 — EQUITY

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

Consulting Agreement with 180 Consulting

On March 19, 2020 the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, LLC (“180 Consulting”), pursuant to which 180 Consulting will provide a variety of consulting services including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, through separate executed statements of work (“SOWs”). The Company has entered into ten SOWs under the MSA. Some of the SOWs include the ability to earn stock at a conversion rate to be calculated 20 days after the execution of the related SOW. 180 Consulting earned a cumulative number of shares through April 30, 2021 totaling 316,826. 180 Consulting has registration rights on all issued securities and on May 3, 2021, the Company filed a Registration Statement on Form S-3 (Registration No. 333-255723), for purposes of registering the issued shares for resale. The registration Statement is in review and comment process with the SEC staff and has yet to be declared effective. For the quarter ended April 30, 2021, the Company paid fees to 180 Consulting totaling $456,000. The MSA includes a termination clause upon a 90-day written notice. While no related party has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to us under the MSA and the SOWs may share workspace and administrative costs with 121G Consulting (as defined and further discussed in Note 9 – Related Party Transactions).

NOTE 8 – DISCONTINUED OPERATIONS

On February 24, 2020, the Company consummated the previously announced sale of the Company’s legacy Enterprise Content Management business (the “ECM Assets”) pursuant to that certain Asset Purchase Agreement, dated December 17, 2019, as amended (the “Asset Purchase Agreement”), to Hyland Software, Inc. (the “Purchaser”).

Pursuant to the Asset Purchase Agreement, the Purchaser has acquired the ECM Assets and assumed certain liabilities of the Company for a purchase price of $16.0 million, subject to certain adjustments for customer prepayments as set forth in the Asset Purchase Agreement.

At closing, the Company realized approximately $5.4 million in net proceeds after (i) repaying the Company’s $4.0 million term loan with Bridge Bank, (ii) adjusting for certain customer prepayments, (iii) recording the escrow funds of $800,000 and (iv) incurring certain transaction cost. The gain on the sale of assets is summarized as follows:

Net Proceeds, including escrowed funds	$12,084,000
Net tangible assets sold:
Accounts Receivable	(1,130,000)
Prepaid Expenses	(576,000)
Deferred Revenue	4,010,000
Net tangible assets sold	2,304,000
Capitalized software development costs	(1,772,000)
Goodwill	(4,825,000)
Transaction cost	(1,782,000)
Gain on sale of discontinued operations	$6,009,000

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

The Company recorded the following as discontinued operations on the accompanying condensed consolidated balance sheets as of April 30, 2021 and January 31, 2021:

	As of
	April 30, 2021	January 31, 2021
Current assets of discontinued operations:
Accounts receivable	$110,000	$587,000
Current assets of discontinued operations	$110,000	$587,000
Long-term assets of discontinued operations:
Property and equipment, net	$11,000	$13,000
Long-term assets of discontinued operations	$11,000	$13,000
Current liabilities of discontinued operations:
Accrued expenses	101,000	8,000
Deferred revenues	257,000	587,000
Current liabilities of discontinued operations	$358,000	$595,000

For the three months ended April 30, 2021 and 2020, the Company recorded the following into discontinued operations in the accompanying consolidated statements of operations:

	April 30, 2021	April 30, 2020
Revenues:
Maintenance and support	$—	412,000
Software as a service	—	138,000
Transition service fees	352,000	—
Total revenues	352,000	550,000

Expenses:
Cost of sales	2,000	285,000
Deferred financing cost	—	128,000
Transition service cost	30,000	—
Total expenses	32,000	413,000

Income from discontinued operations	$320,000	$137,000

The Company entered into an agreement with the Purchaser of the ECM Assets to maintain the current data center through a transition period. The transition services do not have a finite ending date, however, the goal of both the Purchaser and the Company is to complete the transition of customer data as quickly as possible, with a current goal of ending this portion of the agreement by September 2021. The Company continues to pay the rent and maintain the servers within the data center during the transition services period and these amounts will continue to be presented as discontinued operations in future periods throughout fiscal year 2021. In consideration of these transition services, the Company maintained rights to certain customer contracts that provides a revenue stream. The cost to maintain the data center can be eliminated upon the completion of the transition services as described in the Asset Purchase Agreement. Our on-going cost to maintain the data center includes rent, cost of the servers, certain third-party software arrangements, and depreciation of the servers. The property and equipment on the Company’s balance sheet in discontinued operations is the net book value for the related servers in the data center.

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

For the quarter ended April 30, 2020, 121G Consulting fees totaled $70,000. No fees were incurred from 121G Consulting for the quarter ended April 30, 2021.

NOTE 10 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after April 30, 2021, and based on our evaluation, except as set forth below, we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements.

On May 3, 2021, the Company filed a Registration Statement on Form S-3 (Registration No. 333-255723), for purposes of registering the shares issued to 180 Consulting for resale. The Registration Statement is in the review and comment process with the SEC staff and has yet to be declared effective.

On May 24, 2021, the Company amended its Certificate of Incorporation, as amended, to increase the total number of authorized shares of the Company’s common stock from 45,000,000 shares to 65,000,000 shares (the “Charter Amendment”). The Charter Amendment was previously approved by the board of directors of the Company, subject to stockholder approval, and approved by the Company’s stockholders at the 2021 Annual Meeting of Stockholders of the Company, held on May 20, 2021 (the “Annual Meeting”).

At the Annual Meeting, the Company’s stockholders approved an amendment to the Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 2,000,000 shares, from 6,223,246 shares to 8,223,246 shares (the “Third Amended 2013 Plan Amendment”).

As described in the Company’s preliminary proxy statement on Schedule 14A filed with the SEC on June 8, 2021, because there may be uncertainty regarding the validity or effectiveness of the prior approval of the Charter Amendment, the authorized shares increase effected thereby and the Third Amended 2013 Plan Amendment at the Annual Meeting, the board of directors of the Company is asking the Company’s stockholders to ratify the approval, filing and effectiveness of the Charter Amendment and the approval and effectiveness of the Third Amended 2013 Plan Amendment at a special meeting of the stockholders to be held on July 29, 2021 in order to eliminate such uncertainty.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Quarterly Report on Form 10-Q (this “Report”) and in other materials we file with the SEC or otherwise make public. This Report, therefore, contains statements about future events and expectations which are forward-looking statements within the meaning of Sections 27A of the Securities Act, as amended, and 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue, income, receivables, backlog, client attrition, acquisitions and other growth opportunities, sources of funding operations and acquisitions, the integration of our solutions, the performance of our channel partner relationships, the sufficiency of available liquidity, research and development, and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 and in our subsequent filings with the SEC, and include among others, the following:

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

Results of Operations

Revenues

	Three Months Ended
(in thousands):	April 30, 2021	April 30, 2020	Change	% Change

Software licenses	$135	$—	$135	100%
Professional services	78	152	(74)	(49)%
Audit services	504	544	(40)	(7)%
Maintenance and support	1,057	1,258	(201)	(16)%
Software as a service	1,177	890	287	32%
Total Revenues	$2,951	$2,844	$107	4%

Software licenses — Proprietary software revenue recognized for the three-month ended April 30, 2021 increased by $135,000 over the prior comparable period as there were no perpetual license sales of our Streamline Health® Abstracting™ solution in the first quarter of fiscal year 2020. The Company is able to influence sales of these products; however, the timing is difficult to manage as sales generally result from our distribution partners. Certain delays in contracting for systems sales are a result of COVID-19. The Company continues to be unable to estimate the timing or extent of the impact of COVD-19 on the Company’s ongoing performance relative to perpetual software sales.

Professional services — For the three-month period ended April 30, 2021, revenue from professional services decreased by $74,000 from the prior comparable period. The lower professional service revenue was a result of COVID-19 as it continues to delay customer decisions to resume contracted software implementation projects during the quarter. The Company continues to be unable to estimate the timing or extent of the impact of COVD-19 on the Company’s ongoing performance relative to professional services.

Audit services — Audit services revenue for the three-months ended April 30, 2021 decreased by $40,000 over the prior comparable period. The Company realized a steady demand for audit services throughout fiscal year 2020, and that demand has continued into the first quarter of fiscal year 2021. The Company’s expertise, demonstrated and supported by eValuator, and the fact that our professional staff is onshore is believed to be a competitive advantage with regard to the audit services. The Company has customer opportunities in the market combining the eValuator technology with audit services to provide customers with a comprehensive solution (“a technology enabled service”).

Maintenance and support — Revenue from maintenance and support for the three-months ended April 30, 2021 was lower than the prior comparable period by 16%. The decrease is attributable to the expected cancellations by certain customers of our legacy products, primarily clinical analytics, during the second quarter of fiscal year 2020.

Software as a Service (SaaS) — Revenue from SaaS for the three-months ended April 30, 2021 increased by $287,000 from the prior comparable period. The increase resulted from new customers of our growth product, eValuator. The Company’s legacy product, Financial Management Systems, has been consistent and the Company expects its growth to remain flat in fiscal year 2021. The eValuator SaaS revenue base should continue to grow in fiscal year 2021 as we experience go-lives on already sold eValuator customers, and sales of new eValuator customers that will go-live later in fiscal year 2021. We have experienced slower first contact to contracting timelines as a result of COVID-19. While we have seen some positive activity, we continue to be unable to estimate the impact of COVID-19 on future contracting processes with our customers.

Cost of Sales

	Three-Months Ended
(in thousands):	April 30, 2021	April 30, 2020	Change	% Change
Cost of software licenses	$137	$77	$60	78%
Cost of professional services	214	242	(28)	(12)%
Cost of audit services	389	360	29	8%
Cost of maintenance and support	87	186	(99)	(53)%
Cost of software as a service	610	405	205	51%
Total cost of sales	$1,437	$1,270	$(167)	13%

The increase in overall cost of sales for the three-months ended April 30, 2021 from the comparable prior period is primarily due to the increase in amortization of software development. The Company placed larger amounts of software development into service in the third and fourth quarter of fiscal year 2020 which is resulting in higher rates of amortization for fiscal year 2021.

Cost of software licenses reflects amortization of capitalized software expenditures. The increase in expense for the three-month period ended April 30, 2021 from the comparable prior period was due to the increase in amortization of capitalized software costs for developed functionality placed in service throughout fiscal year 2020.

The cost of professional services includes compensation and benefits for personnel and related expenses. The decrease in expense for the three-month period from the prior comparable period is primarily due to lower rates of professional services required for SaaS type implementations. The Company was able to reassign resources and their associated costs to other departments to leverage their skills and knowledge.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. The increase in expense for the three-month period ended April 30, 2021 is attributed to the increases in salary and salary related expenses.

The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party maintenance contracts. The decrease in expense for the three-month period ended April 30, 2021 from the comparable period in the prior year was primarily due to a reduction of salary and salary related expenses for employees that departed the organization. The Company was able to redeploy existing resources to mitigate costs to backfill the vacated positions.

The cost of SaaS solutions is comprised of salaries, amortization of capitalized software development, and third-party costs. The primary driver of the increase in expense for the three-month period ended April 30, 2021 from the comparable period in the prior year was the increase in amortization of capitalized software development costs for developed functionality placed in service throughout fiscal year 2020. A secondary driver of the increase in expense for the three-month period ended April 30, 2021 from the comparable period in the prior year was an increase in the variable costs associated with obligations to certain third-party content providers and internal cost the Company incurs as each customer begins utilizing the SaaS solution.

Selling, General and Administrative Expense

	Three-Months Ended
(in thousands):	April 30, 2021	April 30, 2020	Change	% Change
General and administrative expenses	$1,732	$1,455	$277	19%
Sales and marketing expenses	819	836	(17)	(2)%
Total selling, general, and administrative expense	$2,551	$2,291	$260	11%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The increase in general and administrative expenses for the three months ended April 30, 2021 from the comparable prior period is primarily attributed to an increase in salaries and benefits and professional fees associated with the company’s annual audit and annual stockholder meeting. The Company records a disproportionate amount of professional fees in the first quarter of each fiscal year related to the annual audit and the Company’s annual stockholder meeting. This disproportionate amount of professional fees occurred in both three-month periods ended April 30, 2021 and 2020. These fees are higher by more than $85,000 in the three months ended April 30, 2021 as compared with same period a year ago.

Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. Sales and marketing expense for the three months ended April 30, 2021 remained relatively unchanged from the comparable prior period. An increase in salaries, benefits, and commission expense was offset by lower professional fees in the current reporting period as compared to the same period a year ago. The Company has continued to limit travel until its employees’ safety can be more assured. There is no anticipated date to re-institute travel for its sales, and other personnel. The Company has been productive using web-based meeting media to continue its sales and customer service processes.

Research and Development

	Three Months Ended
(in thousands):	April 30, 2021	April 30, 2020	Change	% Change
Research and development expense	$977	$684	$293	43%
Plus: Capitalized research and development cost	378	479	(101)	(21)%
Total research and development cost	$1,355	$1,163	$192	17%

Research and development cost consists primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and allocated occupancy expense. Research and development expense for the three-month period ended April 30, 2021 was higher than that from the prior comparable period. The Company has continued to be more efficient in research and development while focusing on its growth products, primarily eValuator. The Company is spending fewer dollars on maintenance for its legacy products as these have attained maturity in the marketplace. The capitalized research and development cost for the three-month period ended April 30, 2021 is lower than that from the prior comparable period as the Company had a few significant releases during the first half of fiscal year 2020 that were consuming more capitalized time. The Company is expecting that total research and development expenses will continue at the first quarter 2021 levels throughout fiscal year 2021. For the three months ended April 30, 2021 and 2020, as a percentage of revenues, total research and development costs were 46% and 41%, respectively.

Non-routine Costs

	Three Months Ended
(in thousands):	April 30, 2021	April 30, 2020	Change	% Change
Non-routine costs	$441	$—	$441	100%

During the quarter, the Company incurred certain non-routine costs associated with a one-time bonus of approximately $350,000 to certain key executives for managing the successful completion of the capital raise, and costs of approximately $91,000 in connection with the ongoing evaluation of potential partnerships and strategic arrangements.

Loss on Exit from Membership Agreement

	Three Months Ended
(in thousands):	April 30, 2021	April 30, 2020	Change	% Change
Loss on exit from membership agreement	$—	$105	$(105)	(100)%

Refer to Note 3 – Operating Leases in our consolidated financial statements included in Part I, Item I, “Financial Statements and Supplementary Data” for further details and development with respect to the shared office arrangement in Atlanta. In the three months ended April 30, 2020, we recorded $105,000 in cost related to the remaining payments required under the agreement with the landlord on shared office space in Atlanta that was abandoned when the Company entered a new lease for office space in Alpharetta, Georgia.

Other Expense

	Three Months Ended
(in thousands):	April 30, 2021	April 30, 2020	Change	% Change
Interest expense	$(13)	$(14)	$1	(7)%
Other	15	(18)	33	(183)%
Total other income (expense)	$2	$(32)	$34	(106)%

Interest expense for three months ended April 30, 2021, is related to the Company’s PPP loan. Interest expense for the three months ended April 30, 2020 was related to the Company’s term loan. Other expense for the three-month period ended April 30, 2021 consists of an unrealized foreign currency transaction gain on an open customer receivable. Other expense for the three-month period ended April 30, 2020 is primarily the valuation allowance on the Montefiore liability.

Provision for Income Taxes

We recorded an income tax expense of $9,000 and income tax benefit of $(561,000) for the three months ended April 30, 2021 and 2020, respectively, which is comprised of estimated federal, state and local income tax provisions. The income tax benefit for the three months ended April 30, 2020 is partially off-set by an income tax from discontinued operations. The Company has a substantial amount of net operating losses for federal and state income tax purposes. For the three months ended April 30, 2021, the net income tax expense is reported under continuing operations. Refer to Note 5 – Income Taxes for more information on the Company’s adoption of ASU 2019-12.

Use of Non-GAAP Financial Measures

In order to provide investors with greater insight and allow for a more comprehensive understanding of the information used by management and the Board of Directors in its financial and operational decision-making, the Company has supplemented the condensed consolidated financial statements presented on a GAAP basis in this Report with the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share.

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

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share

We define: (i) EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation, amortization, share-based compensation expense, transaction related expenses and other expenses that do not relate to our core operations such as severances and impairment charges; (iii) Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of GAAP net revenue; and (iv) Adjusted EBITDA per diluted share as Adjusted EBITDA divided by adjusted diluted shares outstanding. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the board and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure (primarily interest charges), asset base (primarily depreciation and amortization), items outside the control of the management team (taxes) and expenses that do not relate to our core operations including: transaction-related expenses (such as professional and advisory services), corporate restructuring expenses (such as severances) and other operating costs that are expected to be non-recurring. Adjusted EBITDA removes the impact of share-based compensation expense, which is another non-cash item. Adjusted EBITDA per diluted share includes incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position.

The Board of Directors and management also use these measures (i) as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and (ii) as a performance evaluation metric in determining achievement of certain executive and associate incentive compensation programs.

Our lender uses a measurement that is similar to the Adjusted EBITDA measurement described herein to assess our operating performance. The lender under our Amended Security Agreement requires delivery of compliance reports certifying compliance with financial covenants, certain of which are based on a measurement that is similar to the Adjusted EBITDA measurement reviewed by our management and Board of Directors.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not measures of liquidity under GAAP or otherwise, and are not alternatives to cash flow from continuing operating activities, despite the advantages regarding the use and analysis of these measures as mentioned above. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share, as disclosed in this Report have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA and its variations are:

●	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	EBITDA does not reflect the interest expense, or the cash requirements to service interest or principal payments under our Amended Security Agreement ;

●	EBITDA does not reflect income tax payments that we may be required to make; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

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

The following table reconciles EBITDA and Adjusted EBITDA to net loss from continuing operations, and Adjusted EBITDA per diluted share to loss per diluted share for the three-months ended April 30, 2021 and 2020 (amounts in thousands, except per share data). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended
In thousands, except per share data	April 30, 2021	April 30, 2020
Adjusted EBITDA Reconciliation
Loss from continuing operations	$(2,462)	$(977)
Interest expense	13	14
Income tax expense (benefit)	9	(561)
Depreciation	21	14
Amortization of capitalized software development costs	506	289
Amortization of intangible assets	115	123
Amortization of other costs	116	75
EBITDA	(1,682)	(1,023)
Share-based compensation expense	565	263
Non-cash valuation adjustments to assets and liabilities	—	17
Loss on exit from membership agreement	—	105
Other non-recurring operating expenses	457	—
Adjusted EBITDA	$(660)	$(638)
Adjusted EBITDA margin (1)	(22)%	(22)%

Adjusted EBITDA per Diluted Share Reconciliation
Loss from continuing operations per common share — diluted	$(0.07)	$(0.03)
Adjusted EBITDA per adjusted diluted share (2)	$(0.02)	(0.02)

Diluted weighted average shares (3)	37,497,958	29,767,814
Includable incremental shares — adjusted EBITDA (4)	686,807	269,902
Adjusted diluted shares	38,184,765	30,037,716

(1)	Adjusted EBITDA as a percentage of GAAP net revenue.

(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the treasury stock method.

(3)	Diluted EPS for our common stock was computed using the treasury stock method.

(4)	The number of incremental shares that would be dilutive under an assumption that the Company is profitable during the reported period, which is only applicable for a period in which the Company reports a GAAP net loss. If a GAAP profit is earned in the reported periods, no additional incremental shares are assumed.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. During fiscal quarter ended April 30, 2021, the Company adopted ASU 2019-12. Refer to Note 5 – Income Taxes for more information. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

Liquidity and Capital Resources

The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenue and collection of contractual amounts from customers, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter to quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or SaaS data center infrastructure. Operations are funded with cash generated by operations and borrowings under credit facilities.

On February 25, 2021, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC, as the sole managing underwriter, relating to the underwritten public offering of an aggregate of 10,062,500 shares of the Company’s common stock, par value $0.01 per share, which included 1,312,500 shares of common stock sold pursuant to the underwriter’s exercise of an option to purchase additional shares of common stock to cover over-allotments (the “Offering”). The price to the public in the Offering was $1.60 per share of common stock. The gross proceeds to the Company from the Offering were approximately $16.1 million, before deducting underwriting discounts, commissions and estimated offering expenses. The Offering closed on March 2, 2021. The Company believes that cash flows from operations, the cash from the public offering and available credit facilities are adequate to fund current obligations for the next twelve months from issuance of these financial statements. Cash and cash equivalent balances at April 30, 2021 and January 31, 2021 were approximately $16,727,000 and $2,409,000, respectively. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.

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

The Company has liquidity through the Amended Security Agreement described in more detail in Note 4 - Debt of our unaudited condensed consolidated financial statements. The Company has a $3,000,000 revolving credit facility, which can be advanced based upon the Company not deviating by more than twenty percent of its recurring revenue projections over a trailing three-month basis or twenty percent on a year-to-date basis, as defined in the Amended Security Agreement. In order to draw upon the revolving credit facility, the Company must comply with certain financial covenants, including the requirement that the Company maintain certain minimum Bank EBITDA levels, calculated pursuant to the Loan and Security Agreement, measured on a monthly basis over a trailing three-month period then ended, and which shall not deviate by the greater of (i) thirty percent of its projected Bank EBITDA or (ii) $300,000. Our lender uses a measurement that is similar to the Adjusted EBITDA, a non-GAAP financial measure described above. The bank uses an Adjusted EBITDA that is further reduced by the Company’s spend on capitalized software development for the period.

The Amended Security Agreement prohibits the Company from declaring or paying any dividend or making any other payment or distribution, directly or indirectly, on account of equity interests issued by the Company if such equity interests: (a) mature or are mandatorily redeemable pursuant to a sinking fund obligation or otherwise (except as a result of a change of control or asset sale so long as any rights of the holders thereof upon the occurrence of a change of control or asset sale event shall be subject to the prior repayment in full of the loans and all other obligations that are accrued and payable upon the termination of the Loan and Security Agreement), (b) are redeemable at the option of the holder thereof, in whole or in part, (c) provide for the scheduled payments of dividends in cash, or (d) are or become convertible into or exchangeable for indebtedness or any other equity interests that would constitute disqualified equity interests pursuant to clauses (a) through (c) hereof, in each case, prior to the date that is 180 days after the maturity date of the Loan and Security Agreement.

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

Significant cash obligations

(in thousands)	April 30, 2021	January 31, 2021
Term loan (1)	$2,301	$2,301

(1)	The term loan balance as of April 30, 2021 and January 31, 2021, respectively, is the Company’s PPP loan.

Operating cash flow activities

	Three Months Ended
(in thousands)	April 30, 2021	April 30, 2020
Net loss from continuing operations	$(2,462)	$(977)
Non-cash adjustments to net loss	1,323	310
Cash impact of changes in assets and liabilities	661	(1,236)
Net cash used in operating activities	$(478)	$(1,903)

The use of cash from operating activities is due to the loss from operations for the first quarter ended April 30, 2021 as well as certain non-recurring cost paid in the first quarter of fiscal year 2020. We had approximately $600,000 of non-recurring cost accrued at the end of fiscal year 2019, that were funded in the first quarter ended April 30, 2020. These were inclusive of approximately $300,000 of severance liabilities for an employee rationalization that occurred on January 31, 2020.

Investing cash flow activities

	Three Months Ended
(in thousands)	April 30, 2021	April 30, 2020
Proceeds from sales of ECM Assets	—	11,284
Capitalized software development costs	(378)	(479)
Net cash (used in) provided by investing activities	$(378)	$10,805

The decrease in the cash used in investing activities in the three months ended April 30, 2021 over the prior comparable period is primarily due to the proceeds from our sale of the ECM Assets. Refer to Note 8 – Discontinued Operations for more information on the sale of the ECM Assets. Operationally, the Company has a more focused effort on the spend for software development projects. See discussion and analysis in “Research and development costs” above. The proceeds from the sale of the ECM Assets are net of direct transaction expenses.

Financing cash flow activities

	Three Months Ended
(in thousands)	April 30, 2021	April 30, 2020
Proceeds from issuance of common stock	$16,100	$—
Payments for costs directly attributable to the issuance of common stock	(1,293)	—
Principal repayments on term loan	—	(4,000)
Proceeds of term loan payable	—	2,301
Payments related to settlement of employee shared based awards	(161)	—
Payment for deferred financing costs	(31)
Other	(1)	(22)
Net cash provided by (used in) financing activities	$14,614	$(1,721)

The cash provided by financing activities in the three-months ended April 30, 2021, was from the public Offering of the Company’s common stock, which closed on March 2, 2021. Refer to Note 6 – Equity for additional information. The cash used in financing activities in the three months ended April 30, 2020 was primarily the result of the repayment of the Company’s term loan on February 24, 2020, upon the closing the sale of the ECM Assets. The Company was required to repay the term loan at close and funding of the sale of the ECM Assets. Additionally, the Company filed for, and received, a PPP loan in the amount of $2,301. Refer to Note 4 – Debt.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President (who serves as our principal executive officer) and our Senior Vice President (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of April 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2021.

Changes in Internal Control over Financial Reporting

During the three months ended April 30, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that have materially affected, or are reasonably likely to materially affect, our internal control.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS –

An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described in our Annual Report on Form 10-K for the year ended January 31, 2021 which Annual Report includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as disclosed in our Annual Report, except as set forth below. Nevertheless, many of the risk factors disclosed in Item 1A of our Annual Report have been, and we expect will continue to be aggravated by the impact of the COVID-19 pandemic. If any of the risks develop into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock or other securities could decline, and you may lose all or part of your investment.

We are seeking stockholder ratification pursuant to Section 204 of the Delaware General Corporation Law of the approval, filing and effectiveness of the certificate of amendment to our certificate of incorporation filed with the Secretary of State of the State of Delaware with respect to the increase in the number of authorized shares of our common stock.

On June 8, 2021 we filed a preliminary proxy statement on Schedule 14A (the “Proxy Statement”) pursuant to which we requested that our stockholders ratify, pursuant to Section 204 of the Delaware General Corporation Law, or DGCL, the approval, filing and effectiveness of the Certificate of Amendment to our Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 24, 2021 (the “May 2021 Charter Amendment”), and the increase in the total number of authorized shares of common stock from 45,000,000 shares to 65,000,000 shares (the “Authorized Shares Increase”), which became effective on May 24, 2021 (the “Charter Amendment Ratification”). The Charter Amendment Ratification will be retroactive to the effectiveness of the filing of the May 2021 Charter Amendment with the Secretary of State of the State of Delaware on May 24, 2021.

In addition, the Proxy Statement also requests that our stockholders ratify the approval and effectiveness of an amendment to our Third Amended and Restated 2013 Stock Incentive Plan (the “Third Amended 2013 Plan”) increasing the number of authorized shares available for issuance under the Third Amended 2013 Plan (the “Third Amended 2013 Plan Amendment”), which was filed with the U.S. Securities and Exchange Commission on May 24, 2021 and became effective as of the same date (the “Plan Amendment Ratification” and together with the Charter Amendment Ratification, the “Ratifications”). The Plan Amendment Ratification is conditioned upon the Charter Amendment Ratification.

As described in the Proxy Statement, because there may be uncertainty regarding the validity or effectiveness of the prior approval of the May 2021 Charter Amendment, the Authorized Shares Increase and the Third Amended 2013 Plan Amendment at our annual meeting of stockholders held on May 20, 2021, our board of directors is submitting each of the Ratifications to our stockholders in order to eliminate such uncertainty. Each of the Ratifications is being submitted to our stockholders pursuant to Section 204 of the DGCL and Delaware common law.

If we receive the required vote of the stockholders to approve the Charter Amendment Ratification, we intend to file a certificate of validation with respect to the May 2021 Charter Amendment with the Secretary of State of the State of Delaware, which we refer to as the Certificate of Validation.

If the Charter Amendment Ratification is not approved by the requisite vote of the stockholders, we will not be able to file the Certificate of Validation with the Secretary of State of the State of Delaware and the Charter Amendment Ratification will not become effective in accordance with Section 204 of the DGCL. The failure to approve the Charter Amendment Ratification may leave us exposed to potential claims that (a) the vote on the Charter Amendment Ratification proposal did not receive the requisite stockholder approval, (b) the May 2021 Charter Amendment was, therefore, not validly implemented by our board of directors, and the corresponding increase in authorized shares was not validly effected, (c) any actions taken by us in reliance on the May 2021 Charter Amendment, including the past issuances of common stock on and after May 20, 2021, were not properly effected and may not be valid, (d) we do not have sufficient authorized but unissued shares of common stock to permit future sales and issuances of common stock and (e) we would not be able to validate our total outstanding shares of common stock in connection with any strategic transaction that our board of directors may determine is advisable. Any inability to issue common stock in the future and any invalidity of past issuances of common stock could expose us to significant claims.

Even if we filed the Certificate of Validation, any claim that (i) the increase in the number of authorized shares of common stock and related issuance of such shares ratified pursuant to the Charter Amendment Ratification is void or voidable due to a failure of authorization, or (ii) the Delaware Court of Chancery should declare in its discretion that the Charter Amendment Ratification not be effective or be effective only on certain conditions (the “Subsequent Claims”), may still be brought within 120 days from the time that the filing of the Certificate of Validation with the Secretary of State of the State of Delaware becomes effective in accordance with the DGCL.

Although we intend to hold a special meeting of stockholders in connection with the Ratifications on Thursday, July 29, 2021, we can provide no assurance as to when we will hold a meeting to seek stockholder approval for the Charter Amendment Ratification, that the Charter Amendment Ratification will be approved by the requisite vote of the stockholders or that Subsequent Claims will not be made within the available time period for making such claims. In addition, if the Charter Amendment Ratification is not approved we may be required to revise or restate certain share and per share amounts in our financial statements. Failure to do any of the above could have a material adverse effect on our liquidity and our ability to issue shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2021, we issued an aggregate of 10,752 shares of common stock to 180 Consulting as compensation for services provided pursuant to the Master Services Agreement, effective March 19, 2020, by and between the Company and 180 Consulting and related statements of work. The shares were issued in a private placement in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration. On May 3, 2021, the Company filed a Registration Statement on Form S-3 (Registration No. 333-255723), for purposes of registering the shares issued to 180 Consulting for resale. The Registration Statement is in the review and comment process with the SEC staff and has yet to be declared effective.

The following table sets forth information with respect to our repurchases of common stock during the three months ended April 30, 2021:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price Paid	Announced Plans or	under the Plans or
	(1)	per Share	Programs	Programs
February 1 - February 28	46,567	$1.91	—	—
March 1 - March 31	26,467	2.26	—	—
April 1 - April 30	5,528	2.25	—	—
Total	78,562	$2.05	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended April 30, 2021.

Item 6. EXHIBITS

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., as amended through May 24, 2021 (Incorporated by reference from Exhibit 3.1 of the Form 8-K, filed May 24, 2021).
3.2	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed May 24, 2021).
3.3	Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014 (Incorporated by reference from Exhibit 3.1 of Form 8-K, filed April 3, 2014).
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	The following financial information from Streamline Health Solutions, Inc.’s Quarterly Report on Form 10-Q for the three-month period ended April 30, 2021 filed with the SEC on June 9, 2021, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at April 30, 2021 (unaudited) and January 31, 2021, (ii) Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended April 30, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three-month periods ended April 30, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three-month periods ended April 30, 2021 and 2020, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: June 9, 2021	By:	/S/ WYCHE T. “TEE” GREEN, III
Wyche T. “Tee” Green, III Chief Executive Officer

DATE: June 9, 2021	By:	/S/ Thomas J. Gibson
Thomas J. Gibson
Chief Financial Officer

