Form 10-Q
period 2021-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2021-09-14
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value per share, as of September 09, 2021 was 47,726,263.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	As of
	31-Jul-21 (Unaudited)	31-Jan-21
ASSETS
Current assets:
Cash and cash equivalents	$15,847,000	$2,409,000
Accounts receivable, net of allowance for doubtful accounts of $64,000 and $65,000, respectively	2,625,000	2,929,000
Contract receivables	236,000	174,000
Assets held in escrow	—	800,000
Prepaid and other current assets	788,000	416,000
Current assets of discontinued operations	181,000	587,000
Total current assets	19,677,000	7,315,000
Non-current assets:
Property and equipment, net of accumulated depreciation of $167,000 and $452,000, respectively	76,000	104,000
Right-of use asset for operating lease	306,000	391,000
Capitalized software development costs, net of accumulated amortization of $4,491,000 and $3,507,000, respectively	5,667,000	5,945,000
Intangible assets, net of accumulated amortization of $5,004,000 and $4,773,000, respectively	393,000	624,000
Goodwill	10,712,000	10,712,000
Other	1,003,000	873,000
Long-term assets of discontinued operations	3,000	13,000
Total non-current assets	18,160,000	18,662,000
Total assets	$37,837,000	$25,977,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(rounded to the nearest thousand dollars, except share and per share information)

	As of
	31-Jul-21 (Unaudited)	31-Jan-21

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363,000	$272,000
Accrued expenses	1,324,000	908,000
Current portion of term loan, less deferred financing cost	—	1,534,000
Deferred revenue	4,474,000	3,862,000
Current portion of operating lease obligation	201,000	198,000
Current liabilities of discontinued operations	283,000	595,000
Total current liabilities	6,645,000	7,369,000
Non-current liabilities:
Term loan, less current portion	—	767,000
Deferred revenue, less current portion	163,000	130,000
Operating lease obligation, less current portion	129,000	222,000
Total non-current liabilities	292,000	1,119,000
Total liabilities	6,937,000	8,488,000

Stockholders’ equity:
Common stock, $.01 par value per share, 65,000,000 shares authorized; 42,355,876 and 31,597,975 shares issued and outstanding, respectively	424,000	316,000
Additional paid in capital	111,795,000	96,290,000
Accumulated deficit	(81,319,000)	(79,117,000)
Total stockholders’ equity	30,900,000	17,489,000
	$37,837,000	$25,977,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Three-Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue:
Software licenses	$—	$215,000	$135,000	$215,000
Professional services	30,000	160,000	108,000	312,000
Audit services	443,000	463,000	947,000	1,007,000
Maintenance and support	1,087,000	1,228,000	2,144,000	2,486,000
Software as a service	1,308,000	821,000	2,485,000	1,711,000
Total revenue	2,868,000	2,887,000	5,819,000	5,731,000
Operating expenses:
Cost of software licenses	143,000	125,000	279,000	202,000
Cost of professional services	261,000	269,000	475,000	510,000
Cost of audit services	376,000	373,000	765,000	733,000
Cost of maintenance and support	80,000	182,000	166,000	368,000
Cost of software as a service	578,000	403,000	1,188,000	808,000
Selling, general and administrative expense	2,515,000	2,284,000	5,068,000	4,576,000
Research and development	964,000	509,000	1,941,000	1,193,000
Non-routine costs	336,000	—	777,000	—
Loss on exit from membership agreement	—	—	—	105,000
Total operating expenses	5,253,000	4,145,000	10,659,000	8,495,000
Operating loss	(2,385,000)	(1,258,000)	(4,840,000)	(2,764,000)
Other income (expense):
Interest expense	(9,000)	(13,000)	(22,000)	(27,000)
Other	(8,000)	(64,000)	6,000	(82,000)
Forgiveness of PPP loan and accrued interest	2,327,000	—	2,327,000	—
Loss from continuing operations before income taxes	(75,000)	(1,335,000)	(2,529,000)	(2,873,000)
Income tax benefit (expense)	4,000	172,000	(5,000)	733,000
Loss from continuing operations	(71,000)	(1,163,000)	(2,534,000)	(2,140,000)
Income from discontinued operations:
Gain on sale of discontinued operations	—	4,000	—	6,013,000
Income from discontinued operations	11,000	104,000	332,000	241,000
Income tax expense	—	(80,000)	—	(1,576,000)
Income from discontinued operations, net of tax	11,000	28,000	332,000	4,678,000
Net (loss) income	$(60,000)	$(1,135,000)	$(2,202,000)	$2,538,000

Basic Earnings Per Share:
Continuing operations	$—	$(0.04)	$(0.06)	$(0.07)
Discontinued operations	—	—	0.01	0.16
Net (loss) income per share	$—	$(0.04)	$(0.05)	$0.09
Weighted average number of common shares – basic	41,288,709	30,026,658	39,393,333	29,897,236

Diluted Earnings Per Share:
Continuing operations	$—	$(0.04)	$(0.06)	$(0.07)
Discontinued operations	—	—	0.01	0.15
Net (loss) income per share	$—	$(0.04)	$(0.05)	$0.08
Weighted average number of common shares – diluted	41,737,231	30,421,473	39,960,998	30,229,595

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

	Common stock shares	Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders’ equity

Balance at January 31, 2021	31,597,975	$316,000	$96,290,000	$(79,117,000)	$17,489,000
Restricted stock issued	740,752	7,000	(7,000)	—	—
Surrender of shares	(78,562)	(1,000)	(160,000)	—	(161,000)
Share-based compensation	—	—	565,000	—	565,000
Issuance of Common Stock	10,062,500	101,000	15,999,000	—	16,100,000
Offering Expenses	—	—	(1,293,000)	—	(1,293,000)
Net loss	—	—	—	(2,142,000)	(2,142,000)
Balance at April 30, 2021	42,322,665	$423,000	$111,394,000	$(81,259,000)	$30,558,000
Restricted stock issued	112,500	1,000	(1,000)	—	—
Restricted stock forfeited	(10,000)	—	—	—	—
Surrender of shares	(69,289)	—	(130,000)	—	(130,000)
Share-based compensation	—	—	557,000	—	557,000
Offering Expenses	—	—	(25,000)	—	(25,000)
Net loss	—	—	—	(60,000)	(60,000)
Balance at July 31, 2021	42,355,876	424,000	111,795,000	(81,319,000)	30,900,000

Balance at January 31, 2020	30,530,643	$305,000	$95,113,000	$(79,413,000)	$16,005,000
Restricted stock issued	440,000	4,000	(4,000)	—	—
Restricted stock forfeited	(34,790)	—	—	—	—
Surrender of shares	(21,027)	—	(22,000)	—	(22,000)
Share-based compensation	—	—	263,000	—	263,000
Net income	—	—	—	3,673,000	3,673,000
Balance at April 30, 2020	30,914,826	$309,000	$95,350,000	$(75,740,000)	$19,919,000
Restricted stock issued	855,543	9,000	(9,000)	—	—
Restricted stock forfeited	(100,000)	(1,000)	1,000	—	—
Surrender of shares	(33,704)	(1,000)	(35,000)	—	(36,000)
Share-based compensation	—	—	349,000	—	349,000
Net loss	—	—	—	(1,135,000)	(1,135,000)
Balance at July 31, 2020	31,636,665	$316,000	$95,656,000	$(76,875,000)	$19,097,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

	Six months Ended July 31,
	2021	2020
Net (Loss) Income	(2,202,000)	2,538,000
Income from discontinued operations, net of tax	(332,000)	(4,678,000)
Loss from continuing operations, net of tax	(2,534,000)	(2,140,000)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	37,000	31,000
Amortization of capitalized software development costs	984,000	651,000
Amortization of intangible assets	231,000	247,000
Amortization of other deferred costs	242,000	153,000
Valuation adjustments	—	31,000
Benefit for income taxes	—	(733,000)
Loss on exit from membership agreement	—	105,000
Share-based compensation expense	1,122,000	575,000
Benefit for accounts receivable allowance	(1,000)	(15,000)
Forgiveness of PPP loan and accrued interest	(2,327,000)	—
Changes in assets and liabilities:
Accounts and contract receivables	243,000	1,223,000
Other assets	(622,000)	(556,000)
Accounts payable	91,000	(635,000)
Accrued expenses and other liabilities	352,000	(445,000)
Deferred revenue	645,000	(463,000)
Net cash used in operating activities	(1,537,000)	(1,971,000)
Net cash from (used in) operating activities – discontinued operations	436,000	(2,374,000)
Cash flows from investing activities:
Proceeds from sale of ECM Assets	800,000	11,288,000
Purchases of property and equipment	(3,000)	(34,000)
Capitalization of software development costs	(706,000)	(1,094,000)
Net cash provided by investing activities	91,000	10,160,000
Cash flows from financing activities:
Repayment of bank term loan	—	(4,000,000)
Proceeds from issuance of term loan	—	2,301,000
Proceeds from issuance of common stock	16,100,000	—
Payments for costs directly attributable to the issuance of common stock	(1,318,000)	—
Payments related to settlement of employee share-based awards	(291,000)	—
Payment for deferred financing costs	(38,000)
Other	(5,000)	(58,000)
Net cash provided by (used in) financing activities	14,448,000	(1,757,000)
Net increase in cash and cash equivalents	13,438,000	4,058,000
Cash and cash equivalents at beginning of period	2,409,000	1,649,000
Cash and cash equivalents at end of period	$15,847,000	5,707,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

NOTE 1 — BASIS OF PRESENTATION

Streamline Health Solutions, Inc. and each of its wholly-owned subsidiaries, Streamline Health, LLC, Streamline Pay & Benefits, LLC, Streamline Consulting Solutions, LLC and Avelead Consulting, LLC (collectively, unless the context requires otherwise, “we,” “us,” “our,” “Streamline,” or the “Company”), operate in one segment as a provider of healthcare information technology solutions and associated services. The Company provides these capabilities through the licensing of its Coding & CDI, eValuator Coding Analysis Platform, Financial Management and Patient Care solutions and other workflow software applications and the use of such applications by software as a service (“SaaS”). The Company also provides audit and coding services to help customers optimize their internal clinical documentation and coding functions, as well as implementation and consulting services to complement its software solutions. The Company’s software and services enable hospitals and integrated healthcare delivery systems in the United States and Canada to capture, store, manage, route, retrieve and process patient clinical, financial and other healthcare provider information related to the patient revenue cycle.

The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The condensed consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and each of its wholly-owned subsidiaries. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent annual report on Form 10-K, Commission File Number 000-28132. Operating results for the six months ended July 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2022.

The Company determined that it has one operating segment and one reporting unit due to the single nature of the Company’s products, product development, distribution process, and customer base as a provider of computer software-based solutions and services for healthcare providers.

On February 24, 2020, the Company sold a portion of its business (the “ECM Assets”). The Company signed the definitive agreement with respect to the sale of the ECM Assets in December 2019 and prepared and filed a proxy statement to obtain stockholder approval of the transaction. We applied Accounting Standards Codification (“ASC”) 205-20-1 (“ASC 205-20-1”) to determine the timing to begin reporting the discontinued operations. Based on ASC 205-20-1, the Company determined that it did not have the authority to sell the assets until the date of the stockholder approval, which was February 21, 2020. On February 21, 2020, the Company having the authority and ability to consummate the sale of the ECM Assets, met the criteria to present discontinued operations as described in ASC 205-20-1. Accordingly, the Company is reporting the results of operations and cash flows, and related balance sheet items associated with the ECM Assets in discontinued operations in the accompanying condensed consolidated statements of operations, cash flows and balance sheets for the current and comparative prior periods. Refer to Note 8 – Discontinued Operations for details of the Company’s discontinued operations.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the fiscal year 2020 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes to the consolidated financial statements contained in the Annual Report on Form 10-K when reviewing interim financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to the recognition of revenue, share-based compensation, capitalization of software development costs, intangible assets, the allowance for doubtful accounts, and income taxes. Actual results could differ from those estimates.

Reclassification

ASC 606-10-25-19(a) provides guidance on the presentation of revenue as it relates to identifying distinct performance obligations in contracts containing multiple deliverables. As the Company has begun to shift to a primarily SaaS solution, the professional services revenue related to implementation of SaaS contracts has grown. With this growth, and expected continued growth, of professional services which are not determined to be a distinct performance obligation for the Company’s SaaS contracts, we have reclassified SaaS professional services from professional services revenue and cost of sales on the consolidated statement of operations to Software as a Service revenue and cost of sales. For the three and six months ended July 31, 2020, the reclassification of revenue was $19,000 and $48,000, respectively. For the three and six months ended July 31, 2020, the reclassification of cost of sales was $24,000 and $47,000, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of the Company’s long-term debt approximates fair value since the variable interest rates being paid on the amounts approximate the market interest rate. Long-term debt is classified as Level 2. There were no transfers of assets or liabilities between Levels 1, 2, or 3 during the six months ended July 31, 2021 and 2020.

The fair value of the PPP loan was determined based on discounting the loan amount as of January 31, 2021. The fair value using market rates the Company believes would be available for similar types of financial instruments would have resulted in a lower fair value of $2,231,000 as compared to the book value of $2,301,000, a reduction of $70,000.

Revenue Recognition

We derive revenue from the sale of internally-developed software, either by licensing for local installation or by a SaaS delivery model, through the Company’s direct sales force or through third-party resellers. Licensed, locally-installed customers on a perpetual model utilize the Company’s support and maintenance services for a separate fee, whereas term-based locally installed license fees and SaaS fees include support and maintenance. We also derive revenue from professional services that support the implementation, configuration, training and optimization of the applications, as well as audit services provided to help customers review their internal coding audit processes.

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

If we determine that we have not satisfied a performance obligation, we defer recognition of the revenue until the performance obligation is satisfied. Maintenance and support and SaaS agreements are generally non-cancelable or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform material obligations. However, if non-standard acceptance periods, non-standard performance criteria, or cancellation or a right of refund terms exist, revenue may not be recognized until the satisfaction of such criteria.

The transaction price is allocated to the unit of account based on the standalone selling price of the performance obligations in the contract. Significant judgment is required to determine the standalone selling price (“SSP”) for each performance obligation and whether the amount allocated to each performance obligation depicts the amount that the Company expects to receive in exchange for the related product and/or service. As the selling prices of the Company’s software licenses are highly variable, the Company estimates the SSP of its software licenses using the residual approach when the software license is sold with other services and observable SSPs exist for the other services. The Company estimates the SSP for maintenance, professional services, and audit services based on observable standalone sales.

Contract Combination

The Company may execute more than one contract or agreement with a single customer. The Company evaluates whether the agreements should be combined and treated as a single contract by evaluating whether they were negotiated as a package with a single objective, whether the amount of consideration to be paid in one agreement depends on the price and/or performance of another agreement, or whether the goods or services promised in the agreements represent a single performance obligation. The conclusions reached can impact the allocation of the transaction price to each performance obligation and the timing of revenue recognition related to those arrangements.

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

Maintenance and Support Services

The Company’s maintenance and support obligations include multiple performance obligations, with the two largest being rights to unspecified product upgrades or enhancements, and technical support. We believe that the multiple performance obligations within the Company’s overall maintenance and support services can be viewed as a single performance obligation since both the unspecified upgrades and technical support are comprised of promises to stand ready to fulfill the various underlying activities during the contract term. Maintenance and support agreements entitle customers to technology support, version upgrades, bug fixes and service packs. We recognize maintenance and support revenue ratably over the contract term.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Six Months Ended July 31, 2021
	Recurring Revenue	Non- recurring Revenue	Total
Software licenses	$—	$135,000	$135,000
Professional services	—	108,000	108,000
Audit services	—	947,000	947,000
Maintenance and support	2,144,000	—	2,144,000
Software as a service	2,485,000	—	2,485,000
Total revenue:	$4,629,000	$1,190,000	$5,819,000

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenue includes payments received in advance of performance under the contract. The Company’s contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the six months ended July 31, 2021, we recognized approximately $2,764,000 in revenue from deferred revenues outstanding as of January 31, 2021. Revenue allocated to remaining performance obligations was $15,469,000 as of July 31, 2021, of which the Company expects to recognize approximately 54% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

We defer the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the period of expected benefit which is the contractual term. As of July 31, 2021 and January 31, 2021, we had deferred costs of $137,000 and $168,000, respectively, net of accumulated amortization of $194,000 and $126,000, respectively. Amortization expense of these costs was $28,000 for both the three months ended July 31, 2020 and 2021, and $67,000 and $61,000 for the six months ended July 31, 2021 and 2020, respectively, and is included in various costs of revenue in the condensed consolidated statements of operations. There were no impairment losses for these capitalized costs for these periods.

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

As of July 31, 2021 and January 31, 2021, deferred commission costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totaled $799,000 and $666,000, respectively, net of accumulated amortization of $381,000 and $285,000, respectively. For the three months ended July 31, 2021 and 2020, $90,000 and $43,000, respectively, and for the six months ended July 31, 2021 and 2020, $160,000 and $74,000, respectively, in amortization expense associated with deferred sales commissions was included in selling, general and administrative expenses in the condensed consolidated statements of operations. There were no impairment losses for these capitalized costs for these periods.

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the entity had paid cash for the goods or services. The Company incurred total compensation expense related to share-based awards of $557,000 and $349,000 for the three months ended July 31, 2021 and 2020, respectively, and $1,122,000 and $612,000 in the six months ended July 31, 2021 and 2020, respectively.

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

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At July 31, 2021, the Company believes it has appropriately accounted for any uncertain tax positions.

Net Earnings (Loss) Per Common Share

The Company presents basic and diluted earnings per share (“EPS”) data for the Company’s common stock.

The Company’s unvested restricted stock awards are considered non-participating securities because holders are not entitled to non-forfeitable rights to dividends or dividend equivalents during the vesting term. In accordance with ASC 260, securities are deemed not to be participating in losses if there is no obligation to fund such losses. Diluted EPS for the Company’s common stock is computed using the treasury stock method.

The following is the calculation of the basic and diluted net earnings (loss) per share of common stock for the three and six months ended July 31, 2021 and 2020:

	Three-Months Ended		Six-Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Basic earnings (loss) per share:
Continuing operations
Loss from continuing operations, net of tax	$(71,000)	$(1,163,000)	$(2,534,000)	$(2,140,000)
Basic net loss per share of common stock from continuing operations	$—	$(0.04)	(0.06)	(0.07)

Discontinued operations
Income available to common stockholders from discontinued operations	$11,000	$28,000	332,000	4,678,000
Basic net earnings per share of common stock from discontinued operations	$—	$—	$0.01	$0.16

Diluted earnings (loss) per share:
Continuing operations
Loss available to common stockholders from continuing operations	$(71,000)	$(1,163,000)	(2,534,000)	(2,140,000)
Diluted net loss per share of common stock from continuing operations	$—	$(0.04)	(0.06)	(0.07)

Discontinued operations
Income available to common stockholders from discontinued operations	$11,000	$28,000	332,000	4,678,000
Diluted net earnings per share of common stock from discontinued operations	$—	$—	$0.01	$0.15

Net (loss) earnings	$(60,000)	$(1,135,000)	$(2,202,000)	$2,538,000
Weighted average shares outstanding - Basic (1)	41,288,709	30,026,658	39,393,333	29,897,236
Effect of dilutive securities - Stock options and Restricted stock (2)	448,522	394,815	567,665	332,359
Weighted average shares outstanding – Diluted	41,737,231	30,421,473	39,960,998	30,229,595
Basic net (loss) earnings per share of common stock	$—	$(0.04)	$(0.05)	$0.09
Diluted net (loss) earnings per share of common stock	$—	$(0.04)	$(0.05)	$0.08

(1)

Excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of July 31, 2021 and 2020, there were 1,015,950 and 1,421,825 unvested restricted shares of common stock outstanding, respectively.

(2)	Diluted net loss per share excludes the effect of shares that are anti-dilutive. For the three- and six- months ended July 31, 2021, diluted EPS excludes 573,630 outstanding stock options and 1,015,950 unvested restricted shares of common stock For the three- and- six months ended July 31, 2020, diluted EPS excludes 625,830 outstanding stock options and 1,421,825 unvested restricted shares of common stock.

Other Operating Costs

Non-routine Costs

For the three-months ended July 31, 2021, the Company incurred certain non-routine costs of approximately $336,000 in connection with the previously disclosed acquisition of Avelead Consulting, LLC (“Avelead”) that was completed on August 16, 2021. For the six months ended July 31, 2021, the Company incurred one-time bonuses of an aggregate of approximately $350,000 to certain key executives for the closing on March 2, 2021 of the Company’s underwritten public offering of an aggregate of 10,062,500 shares of the Company’s common stock, and costs of approximately $427,000 in connection with the Avelead acquisition.

Loss on Exit from Membership Agreement

As of July 31, 2020, minimum fees due under the Company’s former shared office arrangement totaled approximately $67,000. The Company recorded an expense for the minimum future commitment under the agreement and accrued the cost to the accompanying consolidated balance sheet in the six months ended July 31, 2020 to reflect the liability at the time it abandoned the space. Refer to Note 3 – Operating Leases.

Non-Cash Items

The Company had the following items that were non-cash items related to the condensed consolidated statements of cash flows:

	July 31,
	2021	2020
Forgiveness of PPP loan and accrued interest	$2,327,000	—
Escrowed funds from sale of ECM Assets	—	$800,000
Right-of Use Assets from operating lease	—	540,000
Capitalized software purchased with stock (Note 7)	—	38,000

Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The standard became effective for us on February 1, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In November 2019, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which improves guidance around accounting for financial losses on accounts receivable. For smaller reporting entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. We do not anticipate that the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

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

The Company entered into a new lease for office space in Alpharetta, Georgia, on March 1, 2020. The lease terminates on March 31, 2023. At inception, the Company recorded a right-of use asset of $540,000, and related current and long-term operating lease obligation in the accompanying consolidated balance sheet. As of July 31, 2021, operating lease right-of use assets total $306,000, and the associated lease liability is included in both current and long-term liabilities of $201,000 and $129,000, respectively. The Company used a discount rate of 6.5% to the determine the lease liability. For the three and six months ended July 31, 2021, the Company had lease operating costs of approximately $48,000 an $97,000, respectively. In addition, there was no cash paid for amounts included in the measurement of operating cash flows from operating leases as a result of lease incentives and previous pre-paid rent that had been included as an adjustment to the right-of-use asset at lease inception.

Maturities of operating lease liabilities associated with the Company’s operating lease as of July 31, 2021 are as follows for the fiscal years ended January 31:

2021	$102,000
2022	210,000
2023	35,000
Total lease payments	347,000
Less present value adjustment	(17,000)
Present value of lease liabilities	$330,000

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

NOTE 4 — DEBT

Term Loan and Revolving Credit Facility with Bridge Bank

On December 11, 2019, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank (“Bridge Bank”), consisting of a $4,000,000 term loan and a $2,000,000 revolving credit facility. The proceeds from the term loan were used to repay all outstanding balances under the Company’s then existing term loan with Wells Fargo Bank. In February 2020, the Company repaid the $4,000,000 outstanding term loan with Bridge Bank in full, with proceeds from the sale of the ECM Assets, as required under the Loan and Security Agreement.

The revolving credit facility had a maturity date of twenty-four months and advances bore interest at a per annum rate equal to the higher of (a) the Prime Rate (as published in The Wall Street Journal) plus 1.25% or (b) 6.25%. The revolving credit facility could be advanced based upon 80% of eligible accounts receivable, as defined in the Loan and Security Agreement.

On March 2, 2021, the Company entered into an Amended and Restated Loan and Security Agreement, which replaced and superseded the Loan and Security Agreement, consisting of a $3,000,000 revolving credit facility (the “Amended Loan and Security Agreement”). The Amended Loan and Security Agreement had a two-year term and included customary financial covenants including the requirements that the Company achieve certain EBITDA levels and certain recurring revenue levels. The Company could not deviate by more than twenty percent its recurring revenue projections over a trailing three-month basis. Additionally, the Company’s Bank EBITDA, measured on a monthly basis over a trailing three-month period then ended, could not deviate by more than 30% or $300,000. The Amended Loan and Security Agreement facility bore interest at a per annum rate equal to the higher of (a) the Prime Rate (as published in The Wall Street Journal) plus 1.00%, with a “floor” Prime Rate of 4.0%. The Amended Loan and Security agreement was secured by substantially all of our assets. For the period ended July 31, 2021, the Company was in compliance with the revolving credit facility covenants and had no outstanding borrowings under this credit facility.

On August 26, 2021 the Company, Streamline Health, Inc., Streamline Pay & Benefits, LLC, Streamline Consulting Solutions, LLC, and Avelead Consulting, LLC, each a wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Loan and Security Agreement (the “Second Amended Loan and Security Agreement”) with Bridge Bank. Refer to Note 10 – Subsequent Events for additional information concerning the agreement.

Term Loan related to “The Coronavirus Aid, Relief, and Economic Security Act”

The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, was signed into law on March 17, 2020. Among other things, the CARES Act provided for a business loan program known as the Paycheck Protection Program (“PPP”). Qualifying companies were able to borrow, through the U.S. Small Business Administration (“SBA”), up to two months of payroll expenses. On April 21, 2020, the Company received approximately $2,301,000 through the SBA under the PPP. These funds were utilized by the Company to fund payroll expenses and avoid further staffing reductions during the slowdown resulting from the novel coronavirus, or COVID-19 pandemic.

The PPP loan carried an interest rate of 1.0% per annum. Principal and interest payments were due, beginning on the tenth month from the effective date, sufficient to satisfy the loan on the second anniversary date. However, under certain criteria, the loan could be forgiven.

During the quarter ended July 31, 2021, the Company was notified that the full $2,301,000 of the PPP loan and accrued interest of $26,000 had been forgiven. The loan amount and accrued interest was recognized as an extinguishment of debt, and has been recorded as other income on the condensed consolidated statement of operations.

Outstanding principal balances on debt consisted of the following at:

	July 31, 2021	January 31, 2021
Term loan	$—	$2,301,000
Deferred financing cost	—	—
Total	—	2,301,000
Less: Current portion	—	(1,534,000)
Non-current portion of debt	$—	$767,000

NOTE 5 — INCOME TAXES

Income taxes consist of the following:

	July 31,
	2021	2020
Current tax benefit (expense):
Federal	$—	$603,000
State	(5,000)	130,000
Total current provision	$(5,000)	$733,000

The Company adopted ASU 2019-12. ASU 2019-12 removes the exception to the basic intraperiod model in ASC 740-20-45-7. The benefit from income taxes from continuing operations, reported in the six-month period ended July 31, 2020, are off-set by taxes on the gain on sale and taxes from operations of discontinued operations.

At January 31, 2021, the Company had U.S. federal net operating loss carry forwards of $37,554,000. The Company also had state net operating loss carry forwards of $12,519,000 and Federal R&D credit carry forwards of $1,356,000, and Georgia R&D credit carry forwards of $94,000, all of which expire through fiscal 2039.

The effective income tax rate on continuing operations of approximately (0.20%) differs from our combined federal and state statutory rate of 24.56% primarily due to the full valuation allowance the Company currently maintains on its net deferred tax asset.

The Company has recorded $365,000 and $339,000 in reserves for uncertain tax positions as of July 31, 2021 and January 31, 2021, respectively.

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

NOTE 6 — EQUITY

Capital Raise

On February 25, 2021, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC, as the sole managing underwriter, relating to the underwritten public offering of an aggregate of 10,062,500 shares of the Company’s common stock, par value $0.01 per share, which included 1,312,500 shares of common stock sold pursuant to the underwriter’s exercise of an option to purchase additional shares of common stock to cover over-allotments (the “Offering”). The price to the public in the Offering was $1.60 per share of common stock. The gross proceeds to the Company from the Offering were approximately $16.1 million, before deducting underwriting discounts, commissions, and estimated offering expenses. The Offering closed on March 2, 2021.

Registration of Shares Issued to 180 Consulting

On May 3, 2021, the Company filed a Registration Statement on Form S-3 (Registration No. 333-255723), which was subsequently amended on June 23, 2021, for purposes of registering for resale 248,424 shares of common stock issued to 180 Consulting, LLC (“180 Consulting”). The Registration Statement was declared effective by the SEC on July 14, 2021.

Authorized Shares Increase

On May 24, 2021, the Company amended its Certificate of Incorporation, as amended, to increase the total number of authorized shares of the Company’s common stock from 45,000,000 shares to 65,000,000 shares (the “Charter Amendment”). The Charter Amendment was previously approved by the board of directors of the Company, subject to stockholder approval, , approved by the Company’s stockholders at the 2021 Annual Meeting of Stockholders of the Company, held on May 20, 2021 (the “Annual Meeting”), and ratified by the Company’s stockholders on July 29, 2021 at the Special Meeting (as defined and described in further detail below).

At the Annual Meeting, the Company’s stockholders approved an amendment to the Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 2,000,000 shares, from 6,223,246 shares to 8,223,246 shares (the “Third Amended 2013 Plan Amendment”).

As described in the Company’s definitive proxy statement on Schedule 14A filed with the SEC on July 6, 2021, because there may have been uncertainty regarding the validity or effectiveness of the prior approval of the Charter Amendment, the authorized shares increase effected thereby and the Third Amended 2013 Plan Amendment at the Annual Meeting, the board of directors of the Company asked the Company’s stockholders to ratify the approval, filing and effectiveness of the Charter Amendment and the approval and effectiveness of the Third Amended 2013 Plan Amendment at a special meeting of the stockholders held on July 29, 2021 in order to eliminate such uncertainty (the “Special Meeting”). At the Special Meeting, the Company’s stockholders ratified the approval, filing and effectiveness of the Charter Amendment and the approval and effectiveness of the Third Amended 2013 Plan Amendment.

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

Consulting Agreement with 180 Consulting

On March 19, 2020 the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, pursuant to which 180 Consulting has provided and will continue to provide a variety of consulting services including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, through separate executed statements of work (“SOWs”). The Company has entered into ten SOWs under the MSA. Some of the SOWs include the ability to earn stock at a conversion rate to be calculated 20 days after the execution of the related SOW. 180 Consulting earned a cumulative number of shares through July 31, 2021 totaling 376,839, and 128,415 for the six-month period ended July 31, 2021. For services rendered by 180 Consulting during the six-months ended July 31, 2021, the Company incurred fees of $716,000. In addition, on August 20, 2021, the Company issued to 180 Consulting an aggregate of 128,415 shares as compensation for services rendered during the six-months ended July 31, 2021. Such 128,415 shares were issued in a private placement in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. During the six-month period ended July 31, 2020, the Company incurred fees to 180 Consulting totaling $258,000. Of those fees, approximately $75,000 was related to capitalized software development, and the remaining $183,000 was operating cost. 180 Consulting earned 94,848 shares of stock as compensation for services rendered during the six-months ended July 31, 2020. The MSA includes a termination clause upon a 90-day written notice. While no related party has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to us under the MSA and the SOWs may share workspace and administrative costs with 121G Consulting (as defined and further discussed in Note 9 – Related Party Transactions).

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

The Company recorded the following as discontinued operations on the accompanying condensed consolidated balance sheets as of July 31, 2021 and January 31, 2021:

	As of
	July 31, 2021	January 31, 2021
Current assets of discontinued operations:
Cash	$181,000	$—
Accounts receivable	—	587,000
Current assets of discontinued operations	$181,000	$587,000
Long-term assets of discontinued operations:
Property and equipment, net	$3,000	$13,000
Long-term assets of discontinued operations	$3,000	$13,000
Current liabilities of discontinued operations:
Accounts Payable	$181,000	$—
Accrued expenses	102,000	8,000
Deferred revenues	—	587,000
Current liabilities of discontinued operations	$283,000	$595,000

For the three and six months ended July 31, 2021 and 2020, the Company recorded the following into discontinued operations in the accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Revenues:
Maintenance and support	—	—	—	412,000
Software as a service	—	—	—	138,000
Transition service fees	43,000	157,000	396,000	157,000
Total revenues	$43,000	$157,000	$396.000	$707,000

Expenses:
Cost of Sales	2,000	5,000	4,000	290,000
Transition service cost	30,000	48,000	60,000	48,000
Deferred financing cost	—	—	—	128,000
Total expenses	32,000	53,000	64,000	466,000

Income from discontinued operations	$11,000	$104,000	$332,000	$241,000

The Company entered into an agreement with the Purchaser of the ECM Assets to maintain the current data center through a transition period. The transition services do not have a finite ending date, however, the goal of both the Purchaser and the Company is to complete the transition of customer data as quickly as possible, with a current goal of ending this portion of the agreement in September 2021. The Company continues to pay the rent and maintain the servers within the data center during the transition services period and these amounts will continue to be presented as discontinued operations in future periods throughout fiscal year 2021. In consideration of these transition services, the Company maintained rights to certain customer contracts that provides a revenue stream. The cost to maintain the data center can be eliminated upon the completion of the transition services as described in the Asset Purchase Agreement. Our on-going cost to maintain the data center includes rent, cost of the servers, certain third-party software arrangements, and depreciation of the servers. The property and equipment on the Company’s balance sheet in discontinued operations is the net book value for the related servers in the data center.

NOTE 9 - RELATED PARTY TRANSACTIONS

In the second quarter of fiscal year 2019, in connection with the appointment of Wyche T. “Tee” Green, III, Chairman of the Board of the Company and Managing Member of 121G, LLC (“121G”), as interim President and Chief Executive Officer of the Company, we entered into a consulting agreement with 121G Consulting, LLC (“121G Consulting”), to provide an assessment of the Company’s innovation and growth teams and strategies and to develop a set of prioritized recommendations to be consolidated into a strategic plan for the Company’s leadership team. Mr. Green is a “member” of 121G Consulting, and, accordingly, has a financial interest in that entity. In October 2019, Mr. Green was appointed as President and Chief Executive Officer of the Company on a full-time basis. Subsequent to Mr. Green joining the Company on a full-time basis, the Company’s relationship with 121G Consulting was terminated.

For the three and six months ended July 31, 2020, 121G Consulting fees totaled $70,000. No fees were incurred from 121G Consulting for the three and six months ended July 31, 2021.

NOTE 10 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after July 31, 2021, and based on our evaluation, except as set forth below, we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements.

Acquisition of Avelead Consulting, LLC

On August 16, 2021 (the “Closing Date”), the Company entered into a Unit Purchase Agreement (the “Purchase Agreement”) with Avelead, and Jawad Shaikh and Badar Shaikh (together, the “Sellers”), pursuant to which the Company purchased all of the issued and outstanding units of membership interest of Avelead from the Sellers (the “Acquisition”). The aggregate purchase price payable to the Sellers consists of a combination of cash, shares of the Company’s common stock, and certain contingent consideration based upon the post-acquisition performance of the acquired business.

On the Closing Date, the Company provided the following consideration to the Sellers:

●	approximately $12,000,000 in cash, adjusted as set forth in the Purchase Agreement,
●	an aggregate of 5,021,972 shares of the Company’s common stock, and
●	approximately $285,000 in payment of the Sellers’ transaction expenses.

The Sellers will be entitled to certain contingent consideration in the form of a performance-based earnout of a combination of cash and shares of the Company’s common stock based on recurring SaaS revenues generated by Avelead’s software solutions over the 24-month period following closing. The Sellers are also entitled to certain contingent consideration in the form of shares of the Company’s common stock based on certain levels of customer retention. The customer retention consideration will be measured on the first and second anniversary of the Closing Date. Finally, the Sellers have customary protections in the event of a change in control of the Company prior to the last earnout payment. Please refer to the Purchase Agreement for a description of such change in control provisions.

In connection with the Acquisition, on August 16, 2021, Avelead entered into an employment agreement with Jawad Shaikh for Mr. Jawad Shaikh to serve as President and Chief Executive Officer of Avelead (the “Employment Agreement”). The Employment Agreement has an initial term continuing until August 16, 2023 and will automatically renew for additional one-year periods thereafter, unless either Avelead or Mr. Jawad Shaikh provides 60 days’ prior notice of its or his intent not to renew or unless sooner terminated in accordance with the terms thereof.

In connection with the Acquisition, on August 17, 2021, Avelead entered into a Confidential Separation Agreement and General Release of Claims with Badar Shaikh (the “Separation Agreement”). Mr. Badar Shaikh’s employment with Avelead ended effective as of August 17, 2021. Upon execution of the Separation Agreement, Mr. Shaikh is entitled to separation payments in the gross amount of $670,000, payable in substantially equal installments over twenty-four (24) months, and options to purchase 83,333 shares of the Company’s common stock under the Company’s Third Amended and Restated 2013 Stock Incentive Plan, as amended. The options expire 90 days following the Closing Date.

Avelead provides consulting and technology solutions to improve Revenue Integrity for acute-care healthcare providers nationwide. The Company believes Avelead’s solutions will complement and extend the value the Company can deliver to its customers. The Company is currently in the process of accounting for this transaction and expects to complete its preliminary measurement of the fair value of the purchase consideration transferred to the Sellers as well as the fair value of the assets acquired, and liabilities assumed, in the Acquisition when the Company files its Quarterly Report on Form 10-Q for the period ending October 31, 2021. The Company has incurred normal and customary expenses related to the Avelead Acquisition. These expenses include, but are not limited to, costs of financial advisers, legal counsel, separation agreements (described above), and one-time cash bonus payments in the aggregate amount of $215,000 to certain of the Company’s executive officers in recognition of the closing of the Acquisition. All of the Company’s transaction costs in connection with the Acquisition will be more fully disclosed in the Company’s Current Report on Form 8-K/A to be filed no later than 71 calendar days after the date the Current Report on Form 8-K reporting the closing of the Acquisition was required to be filed, and in the Company’s Quarterly Report on Form 10-Q for the third quarter ending October 31, 2021.

Term Loan Agreement and Discontinuance of Revolving Credit Facility

On August 26, 2021, the Company and its subsidiaries entered into the Second Amended Loan and Security Agreement with Bridge Bank. Pursuant to the Second Amended Loan and Security Agreement, Bridge Bank agreed to provide the Company and its subsidiaries with a new term loan facility in the maximum principal amount of $10,000,000. Amounts outstanding under the term loan of the Second Amended Loan and Security Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. Pursuant to the Second Amended Loan and Security Agreement, the Company discontinued the existing $3,000,000 revolving credit facility with Bridge Bank. At the time of the discontinuance, there was no outstanding balance on the revolving credit facility. The Company will also be required to pay customary fees and expenses.

The Second Amended Loan and Security Agreement has a five-year term, and the maximum principal amount was advanced in a single-cash advance on or about the closing date. Interest accrued under the Second Amended Loan and Security Agreement is due monthly, and the Company shall make monthly interest-only payments through the one-year anniversary of the closing date. From the first anniversary of the closing date through the maturity date, the Company shall make monthly payments of principal and interest that increase over the term of the agreement. The Second Amended Loan and Security Agreement requires principal repayments of $500,000 in the second year, $1,000,000 in the third, $2,00,000 in the fourth, and $3,000,000 in the fifth year, respectively, with the remaining outstanding principal balance and all accrued but unpaid interest due in full on the maturity date. The Second Amended Loan and Security Agreement may also require early repayments if certain conditions are met. The Second Amended Loan and Security Agreement is secured by all, or substantially all, assets of the Company, its subsidiaries, and certain of its affiliates.

The Second Amended Loan and Security Agreement includes customary financial covenants, including the requirements that the Company achieve certain EBITDA levels and fixed coverage ratios and maintain certain cash balances and certain recurring revenue levels. The Second Amended Loan and Security Agreement also includes negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements.

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

On August 16, 2021, the Company entered into a Purchase Agreement to acquire Avelead, a recognized leader in providing solutions and services to improve Revenue Integrity for healthcare providers nationwide. The Company believes Avelead’s solutions will complement and extend the value the Company can deliver to its customers. The Company’s Quarterly Report on Form 10-Q for the period ending October 31, 2021 will include the financial results of Avelead. Refer to Note 10 – Subsequent Events in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for further information on the Avelead acquisition.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Results of Operations

Revenues

	Three Months Ended			%
($ in thousands):	July 31, 2021	July 31, 2020	Change	Change

Software licenses	$—	$215	(215)	(100)%
Professional services	30	160	(130)	(81)%
Audit services	443	463	(20)	(4)%
Maintenance and support	1,087	1,228	(141)	(11)%
Software as a service	1,308	821	487	59%
Total Revenues	$2,868	$2,887	(19)	(1)%

	Six Months Ended			%
($ in thousands):	July 31, 2021	July 31, 2020	Change	Change

Software licenses	$135	$215	(80)	(37)%
Professional services	108	312	(204)	(65)%
Audit services	947	1,007	(60)	(6)%
Maintenance and support	2,144	2,486	(342)	(14)%
Software as a service	2,485	1,711	774	45%
Total Revenues	$5,819	$5,731	88	2%

Software licenses — Proprietary software revenue recognized for the three- and six-month periods ended July 31, 2021 decreased by $215,000 and $80,000 from the prior comparable period. The Company is experiencing a shift in business from perpetual software licenses to software as a service. This shift has been exacerbated by the impact of COVID-19 on our channel partners that sell our products along with their larger electronic health record systems. The Company has the ability to influence sales of these products; however, the timing is difficult to manage as sales are primarily the result of our channel partners. Certain delays in contracting for systems sales are a result of COVID-19. The Company continues to be unable to estimate the timing or extent of the impact of COVD-19 on the Company’s ongoing performance relative to perpetual software sales.

Professional services — For the three- and six- month period ended July 31, 2021, revenue from professional services decreased by $130,000 and $204,000 from the prior comparable period. The decrease in revenue from professional services was largely due to the decrease in software sales. Historically, these professional services have been directly related to the software license sales. Additionally, the shift to a software as a service (“SaaS”) model and away from software licensing also affects the Company’s professional service revenue as the related implementation services are included as part of the software as a service revenue reported for the eValuator product over the term. The Company continues to be unable to estimate the timing or extent of the impact of COVD-19 on the Company’s ongoing performance relative to professional services.

Audit services — Audit services revenue for the three- and six- months ended July 31, 2021 decreased by $20,000 and $60,000 from the prior comparable period. The decrease in revenue was primarily due to one-time audits that occurred during fiscal year 2020. The Company’s expertise, demonstrated and supported by eValuator, and the fact that our professional staff is onshore is believed to be a competitive advantage with regard to the audit services. The Company has a reasonable backlog of new customers in audit services and ongoing customer audits. The Company expects the volume in audit services will improve by the end of fiscal year 2021.

Maintenance and support — Revenue from maintenance and support for the three- and six- months ended July 31, 2021 decreased over the prior comparable period by $141,000 and $342,000, respectively. The decrease is attributable to the sunset of our legacy product, clinical analytics, that was recognized until the last customers revenue ended in June 2020. There was no further revenue recognized from clinical analytics after June 2020.

Software as a Service (SaaS) — Revenue from SaaS for the three- and six- months ended July 31, 2021 increased by $487,000 and $774,000 from the prior comparable period. The increase resulted from new customers of our growth product, eValuator. The Company’s legacy product, Financial Management Systems, has been relatively consistent. The eValuator SaaS revenue base should continue to grow in fiscal year 2021 as we experience go-lives on sold eValuator customers, and sales of new eValuator customers that will go-live later in fiscal year 2021. We have experienced slower first contact to contracting timelines as a result of COVID-19. While we have seen some positive activity, we continue to be unable to estimate the impact of COVID-19 on future contracting processes with our customers.

Cost of Sales

	Three Months Ended			%
(in thousands):	July 31, 2021	July 31, 2020	Change	Change
Cost of software licenses	$143	$125	$18	14%
Cost of professional services	261	269	(8)	(3)%
Cost of audit services	376	373	3	1%
Cost of maintenance and support	80	182	(102)	(56)%
Cost of software as a service	578	403	175	43%
Total cost of sales	$1,438	$1,352	$86	6%

	Six Months Ended			%
(in thousands):	July 31, 2021	July 31, 2020	Change	Change
Cost of software licenses	$279	$202	$77	38%
Cost of professional services	475	510	(35)	(7)%
Cost of audit services	765	733	32	4%
Cost of maintenance and support	166	368	(202)	(55)%
Cost of software as a service	1,188	808	380	47%
Total cost of sales	$2,873	$2,621	$252	10%

The increase in overall cost of sales for the three- and six- months ended July 31, 2021 from the comparable prior period is primarily due to a mix of increases in amortization of software development and variable costs associated with obligations to third-party content providers offset by decreases in salary and salary related costs. The Company placed larger amounts of software development into service in the third and fourth quarter of fiscal year 2020 which is resulting in higher rates of amortization for fiscal year 2021. The Company’s growth in Software as a Service revenue results in increases in the amounts owed to the third-party content providers.

Cost of software licenses reflect amortization of capitalized software expenditures. The increase in expense for the three- and six- month period ended July 31, 2021 from the comparable prior period was due to the increase in amortization of capitalized software costs for developed functionality placed in service throughout the second-half of fiscal year 2020 and the first half of fiscal year 2021.

The cost of professional services includes compensation and benefits for personnel and related expenses. These costs remained consistent for the three- and six- month period ended July 31, 2021, and the respective comparable periods.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. These costs remained consistent for the three- and six- month period ended July 31, 2021, and the respective comparable periods.

The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party content provider contracts. The decrease in expense for the three- and six- month period ended July 31, 2021 from the comparable period in the prior year was primarily due to a reduction of salary and salary related expenses for employees that departed the organization. The Company was able to redeploy existing resources to mitigate costs to backfill the vacated positions.

The cost of SaaS solutions is comprised of salaries, amortization of capitalized software development, and third-party content provider costs. The primary driver of the increase in expense for the three- and six- month period ended July 31, 2021 from the comparable periods in the prior year was the increase in amortization of capitalized software development costs for developed functionality placed in service subsequent to the second quarter of fiscal year 2020. Amortization of capitalized software development costs for the three- and six- month periods ended July 31, 2021 were $333,000 and $699,000, respectively, as compared to $234,000 and $443,000 for the respective comparable prior periods. A secondary driver of the increase in expense for the three- and six- month period ended July 31, 2021 from the comparable period in the prior year was an increase in the variable costs associated with obligations to certain third-party content providers.

Selling, General and Administrative Expense

	Three Months Ended			%
($ in thousands):	July 31, 2021	July 31, 2020	Change	Change
General and administrative expenses	$1,716	$1,596	$120	8%
Sales and marketing expenses	799	688	111	16%
Total selling, general, and administrative expense	$2,515	$2,284	$231	10%

	Six Months Ended			%
($ in thousands):	July 31, 2021	July 31, 2020	Change	Change
General and administrative expenses	$3,451	$3,052	$399	13%
Sales and marketing expenses	1,617	1,524	93	6%
Total selling, general, and administrative expense	$5,068	$4,576	$492	11%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The increase in general and administrative expenses for the six months ended July 31, 2021 from the comparable prior period is primarily attributed to an increase in stock compensation expense and professional fees associated with the Company’s Special Meeting. Stock compensation expense for the three- and six- month periods ended July 31, 2021 was $289,000 and $559,000, respectively, as compared to $138,000 and $325,000 for the respective comparable prior periods. The Company has previously announced accelerated equity awards for its executives in lieu of cash bonuses. These accelerated equity awards are causing a near-term (12 month) increase in amortization of stock compensation for fiscal year 2021.

Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. Sales and marketing expense for the six months ended July 31, 2021 increased slightly from the comparable prior period. An increase in salaries, benefits, and commission expense was primarily offset by lower professional fees in the current reporting period as compared to the same period a year ago. The Company has continued to limit travel until its employees’ safety can be more assured. There is no anticipated date to re-institute travel for its sales, and other personnel. The Company has been productive using web-based meeting media to continue its sales and customer service processes.

Research and Development

	Three Months Ended			%
($ in thousands):	July 31, 2021	July 31, 2020	Change	Change
Research and development expense	$964	$509	$455	89%
Plus: Capitalized research and development cost	328	653	(325)	(50)%
Total research and development cost	$1,292	$1,162	$130	11%

	Six Months Ended			%
($ in thousands):	July 31, 2021	July 31, 2020	Change	Change
Research and development expense	$1,941	$1,193	$748	63%
Plus: Capitalized research and development cost	706	1,132	(426)	(38)%
Total research and development cost	$2,647	$2,325	$322	14%

Research and development cost consists primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects, and allocated occupancy expense. Research and development expense for the three-month period ended July 31, 2021 was higher than that from the prior comparable period. The overall increase in cost is related to extending work with the Company’s development partners to create user interfaces to improve our velocity with the eValuator product. The additional cost related to development partners includes stock compensation expense of $108,000 and $251,000 for the three- and six- month periods ended July 31, 2021 as compared to $69,000 and $69,000 for the respective comparable prior periods. The Company continues to be more efficient in research and development with primary focus on the eValuator product.

The capitalized research and development cost for the three-month period ended July 31, 2021 is lower than that from the prior comparable period as the Company had several significant releases during the first half of fiscal year 2020 that consumed more capitalized time. The Company expects total research and development expenses will continue to increase slightly throughout fiscal year 2021, primarily from the expansion of work with development partners. The Company has included in certain development partner agreements a combination of equity awards and cash as compensation. These additional equity awards are causing a near-term (12 month) increase in amortization of stock compensation for fiscal year 2021. For the six months ended July 31, 2021 and 2020, as a percentage of revenues, total research and development costs were 45% and 41%, respectively.

Non-routine Costs

	Three Months Ended
($ in thousands):	July 31, 2021	July 31, 2020	Change	% Change
Non-routine costs	$336	$—	$336	100%

	Six Months Ended
($ in thousands):	July 31, 2021	July 31, 2020	Change	% Change
Non-routine costs	$777	$—	$777	100%

For the three months ended July 31, 2021, the Company incurred approximately $336,000 in connection with the Avelead acquisition that was completed on August 16, 2021. Refer to Note 10 – Subsequent Events in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for further information on the Avelead acquisition. For the six months ended July 31, 2021, the Company also incurred a one-time bonus of approximately $350,000 to certain key executives for managing the successful closing of the Offering, and costs of approximately $427,000 in connection with the Avelead acquisition.

Loss on Exit from Membership Agreement

	Six Months Ended
($ in thousands):	July 31, 2021	July 31, 2020	Change	% Change
Loss on exit from membership agreement	$—	$105	$(105)	(100)%

Refer to Note 3 – Operating Leases in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for further details with respect to the Company’s former shared office arrangement in Atlanta. In the six months ended July 31, 2020, we recorded $105,000 in cost related to the remaining payments required under the agreement with the landlord on shared office space in Atlanta that was abandoned when the Company entered a new lease for office space in Alpharetta, Georgia.

Other Income (Expense)

	Three Months Ended
($ in thousands):	July 31, 2021	July 31, 2020	Change	% Change
Interest expense	$(9)	$(13)	$4	(31)%
Other	(8)	(64)	56	(88)%
Forgiveness of PPP loan and accrued interest	2,327	—	2,327	100%
Total other income (expense)	$2,310	$(77)	$2,387	(3100)%

	Six Months Ended
($ in thousands):	July 31, 2021	July 31, 2020	Change	% Change
Interest expense	$(22)	$(27)	$5	(19)%
Other	6	(82)	88	(107)%
Forgiveness of PPP loan and accrued interest	2,327	—	2,327	100%
Total other income (expense)	$2,311	$(109)	$2,420	(2200)%

Interest expense is primarily related to the amortization of deferred financing costs of the Company’s revolving line of credit facility with Bridge Bank. A minimal amount of interest expense for the six months ended July 31, 2020 was related to the Company’s term loan that was repaid from the proceeds of the Asset Purchase Agreement for the ECM Assets. Other expense for the three-month month period ended July 31, 2021 reflects any currency transaction. Other expense for the six-month period ended July 31, 2020 includes each of (i) a $50,000 impact for currency transaction revaluation, and (ii) $31,000 for Montefiore valuation adjustment. Forgiveness of PPP loan and accrued interest for the three- and six-month period ended July 31, 2021 reflects the financial impact of the $2,301,000 PPP loan being forgiven, along with the accrued interest of $26,000 being forgiven.

Provision for Income Taxes

We recorded an income tax benefit of $4,000 and $172,000 for the three months ended July 31, 2021 and 2020 respectively, and income tax expense of $5,000 and income tax benefit of $733,000 for the six months ended July 31, 2021 and 2020, respectively, which is comprised of estimated federal, state and local income tax provisions. The income tax benefit for the six months ended July 31, 2020 is partially off-set by an income tax from discontinued operations. The Company has a substantial amount of net operating losses for federal and state income tax purposes. For the six months ended July 31, 2021, the net income tax expense is reported under continuing operations. Refer to Note 5 – Income Taxes for more information on the Company’s adoption of ASU 2019-12.

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

The following table reconciles EBITDA and Adjusted EBITDA to net loss from continuing operations, and Adjusted EBITDA per diluted share to loss per diluted share for the three-months ended July 31, 2021 and 2020 (amounts in thousands, except per share data). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three-Months Ended		Six Months Ended
In thousands, except per share data	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Adjusted EBITDA Reconciliation
Loss from continuing operations	$(71)	$(1,163)	$(2,534)	$(2,140)
Interest expense	9	13	22	27
Income tax (benefit)/ expense	(4)	(172)	5	(733)
Depreciation	16	17	37	31
Amortization of capitalized software development costs	478	362	984	651
Amortization of intangible assets	116	124	231	247
Amortization of other costs	126	78	242	153
EBITDA	$670	$(741)	$(1,013)	$(1,764)
Share-based compensation expense	557	349	1,122	613
Non-cash valuation adjustments	—	14	—	31
Loss on exit of operating lease	—	—	—	105
Non-routine costs	336	—	777	—
Forgiveness of PPP loan and accrued interest	(2,327)	—	(2,327)	—
Other non-recurring charges	—	—	16	—
Adjusted EBITDA	$(764)	$(378)	$(1,425)	$(1,015)
Adjusted EBITDA margin (1)	(27)%	(13)%	(24)%	(18)%

Adjusted EBITDA per Diluted Share Reconciliation
Loss from continuing operations per common share — diluted	$—	$(0.04)	$(0.06)	$(0.07)
Net (loss) income per common share — diluted	$—	$(0.04)	$(0.05)	$0.08
Adjusted EBITDA per adjusted diluted share (2)	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Diluted weighted average shares (3)	41,288,709	30,026,658	39,393,333	29,897,236
Includable incremental shares — adjusted EBITDA (4)	448,522	394,815	567,665	332,359
Adjusted diluted shares	41,737,231	30,421,473	39,960,998	30,229,595

(1)	Adjusted EBITDA as a percentage of GAAP net revenue.

(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the treasury stock method.

(3)	Diluted EPS for our common stock was computed using the treasury stock method.

(4)	The number of incremental shares that would be dilutive under an assumption that the Company is profitable during the reported period, which is only applicable for a period in which the Company reports a GAAP net loss. If a GAAP profit is earned in the reported periods, no additional incremental shares are assumed.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. During the period ended July 31, 2021, the Company adopted ASU 2019-12. Refer to Note 5 – Income Taxes for more information. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

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

On February 25, 2021, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC, as the sole managing underwriter, relating to the underwritten public offering of an aggregate of 10,062,500 shares of the Company’s common stock, par value $0.01 per share, which included 1,312,500 shares of common stock sold pursuant to the underwriter’s exercise of an option to purchase additional shares of common stock to cover over-allotments (the “Offering”). The price to the public in the Offering was $1.60 per share of common stock. The gross proceeds to the Company from the Offering were approximately $16.1 million, before deducting underwriting discounts, commissions and estimated offering expenses. The Offering closed on March 2, 2021. The Company believes that cash flows from operations, the cash from the Offering and available credit facilities are adequate to fund current obligations for the next twelve months from issuance of these financial statements. Cash and cash equivalent balances at July 31, 2021 and January 31, 2021 were approximately $15,847,000 and $2,409,000, respectively. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.

The Company has liquidity through the Second Amended Loan and Security Agreement described in more detail in Note 10 – Subsequent Events in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”. The Company has a new term loan facility in the maximum principal amount of $10,000,000. Amounts outstanding under the Second Amended Loan and Security Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. Pursuant to the Second Amended Loan and Security Agreement, the Company’s existing $3,000,000 revolving credit facility with Bridge Bank was terminated. At the time of the discontinuance, there was no outstanding balance on the revolving credit facility. The Company will also be required to pay customary fees and expenses.

The Second Amended Loan and Security Agreement has a five-year term, and the maximum principal amount was advanced in a single-cash advance on or about the closing date. Interest accrued under the Second Amended Loan and Security Agreement is due monthly, and the Company shall make monthly interest-only payments through the one-year anniversary of the closing date. From the first anniversary of the closing date through the maturity date, the Company shall make monthly payments of principal and interest with the remaining outstanding principal balance and all accrued but unpaid interest due in full on the maturity date. Proceeds of the term loan will be used (i) to fund certain fees and expenses associated with the Second Amended Loan and Security Agreement, (ii) replenish the Company’s balance sheet for payments made in connection with the acquisition of Avelead (which such acquisition closed on August 16, 2021), and (iii) for ordinary working capital requirements and other general corporate needs. The term loan is secured by all, or substantially all, assets of the Company, its subsidiaries, and certain of its affiliates.

The Second Amended Loan and Security Agreement includes customary financial covenants, including the requirements that the Company achieve certain EBITDA levels and fixed coverage ratios and maintain certain cash balances and certain recurring revenue levels. The Second Amended Loan and Security Agreement also includes negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements.

The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, was signed into law on March 17, 2020. Among other things, the Cares Act provided for a business loan program known as the Paycheck Protection Act (“PPP”). Companies are able to borrow, through the SBA, up to two months of payroll. The Company received approximately $2,301,000 through the SBA for the PPP loan program. These funds were utilized by the Company to fund payroll during the COVID-19 pandemic and avoid further staffing reductions during the slowdown. The loan required principal payments, beginning after the seventh monthly anniversary, and was required to be fully paid in two years. The PPP loan bore an interest rate of 1.0% per annum.

During the six months ended July 31, 2021, the Company received legal notification that the PPP loan principal amount of $2,301,000 and accrued interest of $26,000 had been forgiven in full.

Significant cash obligations

(in thousands)	July 31, 2021	January 31, 2021
Term loan (1)	$—	$2,301

(1)	The term loan balance at January 31, 2021 is the Company’s PPP loan.

Operating cash flow activities

	Six months Ended
(in thousands)	July 31, 2021	July 31, 2020
Net loss from continuing operations	$(2,534)	$(2,140)
Non-cash adjustments to net loss	288	1,045
Cash impact of changes in assets and liabilities	709	(876)
Net cash used in operating activities	$(1,537)	$(1,971)

The use of cash from operating activities is due to the loss from operations for the three and six month periods ended July 31, 2021, offset with forgiveness of the PPP loan in the amount of $2,301,000 and accrued interest of $26,000, as well as certain non-recurring cost paid in the first quarter of fiscal year 2020. We had approximately $600,000 of non-recurring cost accrued at the end of fiscal year 2019, that were funded in the first quarter ended April 30, 2020. These were inclusive of approximately $300,000 of severance liabilities for an employee rationalization that occurred on January 31, 2020.

Investing cash flow activities

	Six months Ended
(in thousands)	July 31, 2021	July 31, 2020
Purchases of property and equipment	$(3)	$(34)
Proceeds from sales of ECM Assets	800	11,288
Capitalized software development costs	(706)	(1,094)
Net cash provided by investing activities	$91	$10,160

The decrease in the cash provided by investing activities in the six months ended July 31, 2021 over the prior comparable period is primarily due to the proceeds from our sale of the ECM Assets. During the three months ended July 31, 2021, escrowed funds of $800,000 associated with the sale of the ECM Assets were released to the Company. Refer to Note 8 – Discontinued Operations for more information on the sale of the ECM Assets. Operationally, the Company has a more focused effort on the spend for software development projects. See discussion and analysis in “Research and development costs” above. The proceeds from the sale of the ECM Assets are net of direct transaction expenses.

Financing cash flow activities

	Six months Ended
(in thousands)	July 31, 2021	July 31, 2020
Proceeds from issuance of common stock	$16,100	$—
Payments for costs directly attributable to the issuance of common stock	(1,318)	—
Proceeds of term loan payable	—	2,301
Payments related to settlement of employee shared based awards	(291)	—
Payment for deferred financing costs	(38)	—
Principal repayments on term loan	—	(4,000)
Other	(5)	(58)
Net cash provided by (used in) financing activities	$14,448	$(1,757)

The cash provided by financing activities in the six months ended July 31, 2021, was primarily from the public Offering of the Company’s common stock, which closed on March 2, 2021. Refer to Note 6 – Equity for additional information. The cash used in financing activities in the six months ended July 31, 2020 was primarily the result of the repayment of the Company’s term loan on February 24, 2020, upon the closing of the sale of the ECM Assets. The Company was required to repay the term loan at close and funding of the sale of the ECM Assets. Additionally, the Company filed for, and received, a PPP loan in the amount of $2,301,000. Refer to Note 4 – Debt.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of July 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2021.

Changes in Internal Control over Financial Reporting

During the three and six months ended July 31, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that have materially affected, or are reasonably likely to materially affect, our internal control.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS –

An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described in our Annual Report on Form 10-K for the year ended January 31, 2021 which Annual Report includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as disclosed in our Annual Report. Nevertheless, many of the risk factors disclosed in Item 1A of our Annual Report have been, and we expect will continue to be aggravated by the impact of the COVID-19 pandemic. If any of the risks develop into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock or other securities could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2021, the Company issued to 180 Consulting an aggregate of 128,415 shares of common stock as compensation for services rendered during the six months ended July 31, 2021. Such shares were issued pursuant to the Master Services Agreement, effective March 19, 2020, by and between the Company and 180 Consulting and related statements of work. The shares were issued in a private placement in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

The following table sets forth information with respect to our repurchases of common stock during the three months ended July 31, 2021:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price Paid	Announced Plans or	under the Plans or
	(1)	per Share	Programs	Programs
May 1 - May 31	—	$—	—	—
June 1 - June 30	64,976	1.90	—	—
July 1 - July 31	4,313	1.58	—	—
Total	69,289	$1.88	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended July 31, 2021.

Item 6. EXHIBITS

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Unit Purchase Agreement by and among Streamline Health Solutions, Inc., Avelead Consulting, LLC, Jawad Shaikh and Badar Shaikh, dated as of August 16, 2021 (Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K, filed August 18, 2021).
3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed September 15, 2014).
3.2	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed May 24, 2021).
3.3	Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014 (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed April 3, 2014).
10.1	Amendment No. 1 to Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan, dated May 24, 2021 (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed May 24, 2021).
10.2	Restricted Stock Agreement by and between Streamline Health Solutions, Inc. and Jawad Shaikh, dated as of August 16, 2021 (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed August 18, 2021).
10.3	Restricted Stock Agreement by and between Streamline Health Solutions, Inc. and Badar Shaikh, dated as of August 16, 2021 (Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K, filed August 18, 2021).
10.4	Employment Agreement, dated as of August 16, 2021, by and between Avelead Consulting, LLC and Jawad Shaikh (Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K, filed August 18, 2021).
10.5	Second Amended and Restated Loan and Security Agreement, dated August 26, 2021, by and among Streamline Health Solutions, Inc., Streamline Health, Inc., Streamline Pay & Benefits, LLC, Streamline Consulting, LLC, Avelead Consulting LLC and Western Alliance Bank (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed August 26, 2021).
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: September 14, 2021	By:	/S/ WYCHE T. “TEE” GREEN, III
Wyche T. “Tee” Green, III Chief Executive Officer

DATE: September 14, 2021	By:	/S/ Thomas J. Gibson
Thomas J. Gibson
Chief Financial Officer

