Form 10-Q
period 2021-10-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2021-12-15
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value per share, as of December 08, 2021 was 47,600,634.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	As of
	31-Oct-21	31-Jan-21
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,409,000	$2,409,000
Accounts receivable, net of allowance for doubtful accounts of $99,000 and $65,000, respectively	3,287,000	2,929,000
Contract receivables	581,000	174,000
Assets held in escrow	—	800,000
Prepaid and other current assets	876,000	416,000
Current assets of discontinued operations	—	587,000
Total current assets	15,153,000	7,315,000
Non-current assets:
Property and equipment, net of accumulated depreciation of $176,000 and $452,000, respectively	116,000	104,000
Right-of use asset for operating lease	262,000	391,000
Capitalized software development costs, net of accumulated amortization of $4,937,000 and $3,507,000, respectively	5,563,000	5,945,000
Intangible assets, net of accumulated amortization of $5,494,000 and $4,773,000, respectively	17,323,000	624,000
Goodwill	23,089,000	10,712,000
Other	908,000	873,000
Long-term assets of discontinued operations	—	13,000
Total non-current assets	47,261,000	18,662,000
Total assets	$62,414,000	$25,977,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(rounded to the nearest thousand dollars, except share and per share information)

	As of
	31-Oct-21	31-Jan-21
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$689,000	$272,000
Accrued expenses	2,024,000	908,000
Current portion of term loan, less deferred financing cost	125,000	1,534,000
Deferred revenue	4,395,000	3,862,000
Current portion of operating lease obligation	202,000	198,000
Current liabilities of discontinued operations	—	595,000
Total current liabilities	7,435,000	7,369,000
Non-current liabilities:
Term loan, less current portion	9,759,000	767,000
Deferred revenue, less current portion	156,000	130,000
Acquisition earnout liability	11,101,000	—
Operating lease obligation, less current portion	82,000	222,000
Other Non-Current Liabilities	280,000	—
Total non-current liabilities	21,378,000	1,119,000
Total liabilities	28,813,000	8,488,000

Stockholders’ equity:
Common stock, $.01 par value per share, 65,000,000 shares authorized; 47,639,650 and 31,597,975 shares issued and outstanding, respectively	476,000	316,000
Additional paid in capital	118,754,000	96,290,000
Accumulated deficit	(85,629,000)	(79,117,000)
Total stockholders’ equity	33,601,000	17,489,000
	$62,414,000	$25,977,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue:
Software licenses	$150,000	$19,000	$285,000	$234,000
Professional services	944,000	161,000	1,052,000	473,000
Audit services	513,000	491,000	1,460,000	1,498,000
Maintenance and support	1,082,000	1,070,000	3,226,000	3,556,000
Software as a service	2,825,000	900,000	5,310,000	2,611,000
Total revenue	5,514,000	2,641,000	11,333,000	8,372,000
Operating expenses:
Cost of software licenses	133,000	183,000	412,000	385,000
Cost of professional services	936,000	268,000	1,411,000	779,000
Cost of audit services	409,000	425,000	1,174,000	1,158,000
Cost of maintenance and support	57,000	160,000	223,000	528,000
Cost of software as a service	1,088,000	443,000	2,276,000	1,250,000
Selling, general and administrative expense	3,439,000	2,283,000	8,507,000	6,859,000
Research and development	1,339,000	753,000	3,280,000	1,946,000
Non-routine costs	1,933,000	—	2,710,000	—
Loss on exit from membership agreement	—	—	—	105,000
Total operating expenses	9,334,000	4,515,000	19,993,000	13,010,000
Operating loss	(3,820,000)	(1,874,000)	(8,660,000)	(4,638,000)
Other income (expense):
Interest expense	(85,000)	(12,000)	(107,000)	(39,000)
Loss on Extinguishment of Debt	(43,000)	—	(43,000)	—
Other	(427,000)	14,000	(421,000)	(68,000)
Forgiveness of PPP loan and accrued interest	—	—	2,327,000	—
Loss from continuing operations before income taxes	(4,375,000)	(1,872,000)	(6,904,000)	(4,745,000)
Income tax benefit (expense)	(4,000)	803,000	(9,000)	1,536,000
Loss from continuing operations	(4,379,000)	(1,069,000)	(6,913,000)	(3,209,000)
Income from discontinued operations:
Gain on sale of discontinued operations	—	—	—	6,013,000
Income from discontinued operations	69,000	64,000	401,000	305,000
Income tax expense	—	(50,000)	—	(1,626,000)
Income from discontinued operations, net of tax	69,000	14,000	401,000	4,692,000
Net (loss) income	$(4,310,000)	$(1,055,000)	$(6,512,000)	$1,483,000

Basic Earnings Per Share:
Continuing operations	$(0.10)	$(0.04)	$(0.17)	$(0.11)
Discontinued operations	—	—	0.01	0.16
Net (loss) income per share	$(0.10)	$(0.04)	$(0.16)	$0.05
Weighted average number of common shares – basic	45,709,952	30,286,197	41,498,873	30,026,890

Diluted Earnings Per Share:
Continuing operations	$(0.10)	$(0.04)	$(0.17)	$(0.11)
Discontinued operations	—	—	0.01	0.15
Net (loss) income per share	$(0.10)	$(0.04)	$(0.16)	$0.04
Weighted average number of common shares – diluted	46,063,803	30,892,526	41,995,266	30,450,572

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

	Common stock shares	Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders’ equity

Balance at January 31, 2021	31,597,975	$316,000	$96,290,000	$(79,117,000)	$17,489,000
Restricted stock issued	740,752	7,000	(7,000)	—	—
Surrender of shares	(78,562)	(1,000)	(160,000)	—	(161,000)
Share-based compensation	—	—	565,000	—	565,000
Issuance of Common Stock	10,062,500	101,000	15,999,000	—	16,100,000
Offering Expenses	—	—	(1,293,000)	—	(1,293,000)
Net loss	—	—	—	(2,142,000)	(2,142,000)
Balance at April 30, 2021	42,322,665	$423,000	$111,394,000	$(81,259,000)	$30,558,000
Restricted stock issued	112,500	1,000	(1,000)	—	—
Restricted stock forfeited	(10,000)	—	—	—	—
Surrender of shares	(69,289)	—	(130,000)	—	(130,000)
Share-based compensation	—	—	557,000	—	557,000
Offering Expenses	—	—	(25,000)	—	(25,000)
Net loss	—	—	—	(60,000)	(60,000)
Balance at July 31, 2021	42,355,876	424,000	111,795,000	(81,319,000)	30,900,000
Exercise of Stock Options	3,300	—	4,000	—	4,000
Restricted stock issued	348,415	3,000	(3,000)	—	—
Restricted stock forfeited	(40,100)	—	—	—	—
Surrender of shares	(49,813)	(1,000)	(88,000)	—	(89,000)
Share-based compensation	—	—	537,000	—	537,000
Issuance of Common Stock	5,021,972	50,000	6,504,000	—	6,554,000
Offering Expenses	—	—	5,000	—	5,000
Net loss	—	—	—	(4,310,000)	(4,310,000)
Balance at October 31, 2021	47,639,650	476,000	118,754,000	(85,629,000)	33,601,000

Balance at January 31, 2020	30,530,643	$305,000	$95,113,000	$(79,413,000)	$16,005,000
Restricted stock issued	440,000	4,000	(4,000)	—	—
Restricted stock forfeited	(34,790)	—	—	—	—
Surrender of shares	(21,027)	—	(22,000)	—	(22,000)
Share-based compensation	—	—	263,000	—	263,000
Net income	—	—	—	3,673,000	3,673,000
Balance at April 30, 2020	30,914,826	$309,000	$95,350,000	$(75,740,000)	$19,919,000
Restricted stock issued	855,543	9,000	(9,000)	—	—
Restricted stock forfeited	(100,000)	(1,000)	1,000	—	—
Surrender of shares	(33,704)	(1,000)	(35,000)	—	(36,000)
Share-based compensation	—	—	349,000	—	349,000
Net loss	—	—	—	(1,135,000)	(1,135,000)
Balance at July 31, 2020	31,636,665	$316,000	$95,656,000	$(76,875,000)	$19,097,000
Restricted stock issued	7,331	—	—	—	—
Restricted stock forfeited	(10,000)	—	—	—	—
Surrender of shares	(56,304)	—	(109,000)	—	(109,000)
Share-based compensation	—	—	442,000	—	442,000
Net loss	—	—	—	(1,055,000)	(1,055,000)
Balance at October 31, 2020	31,577,692	$316,000	$95,989,000	$(77,930,000)	$18,375,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

	Nine months Ended October 31,
	2021	2020
Net (Loss) Income	(6,512,000)	1,483,000
LESS: Income from discontinued operations, net of tax	401,000	4,692,000
Loss from continuing operations, net of tax	(6,913,000)	(3,209,000)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	53,000	35,000
Amortization of capitalized software development costs	1,430,000	1,128,000
Amortization of intangible assets	721,000	370,000
Amortization of other deferred costs	369,000	242,000
Valuation adjustments	417,000	31,000
Benefit for income taxes	—	(1,536,000)
Loss on early extinguishment of debt	43,000	—
Loss on exit from membership agreement	—	105,000
Share-based compensation expense	1,659,000	1,004,000
Provision (Benefit) for accounts receivable allowance	14,000	(15,000)
Forgiveness of PPP loan and accrued interest	(2,327,000)	—
Changes in assets and liabilities:
Accounts and contract receivables	666,000	1,151,000
Other assets	(551,000)	(514,000)
Accounts payable	(72,000)	(489,000)
Accrued expenses and other liabilities	774,000	(386,000)
Deferred revenue	(305,000)	(1,600,000)
Net cash used in operating activities	(4,022,000)	(3,683,000)
Net cash from (used in) operating activities – discontinued operations	406,000	(2,319,000)
Cash flows from investing activities:
Investment in Avelead, Net of Cash	(12,354,000)	—
Proceeds from sale of ECM Assets	800,000	11,288,000
Purchases of property and equipment	(18,000)	(42,000)
Capitalization of software development costs	(1,048,000)	(1,495,000)
Net cash provided by investing activities	(12,620,000)	9,751,000
Cash flows from financing activities:
Repayment of bank term loan	—	(4,000,000)
Proceeds from issuance of term loan	10,000,000	2,301,000
Proceeds from issuance of common stock	16,100,000	—
Payments for costs directly attributable to the issuance of common stock	(1,313,000)	—
Payments related to settlement of employee share-based awards	(380,000)	(168,000)
Payment for deferred financing costs	(168,000)	—
Payment on royalty liability	—	(500,000)
Other	(3,000)	—
Net cash provided by (used in) financing activities	24,236,000	(2,367,000)
Net increase in cash and cash equivalents	8,000,000	1,382,000
Cash and cash equivalents at beginning of period	2,409,000	1,649,000
Cash and cash equivalents at end of period	$10,409,000	3,031,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021

NOTE 1 — BASIS OF PRESENTATION

Streamline Health Solutions, Inc. and each of its wholly-owned subsidiaries, Streamline Health, LLC, Avelead Consulting, LLC, Streamline Consulting Solutions, LLC and Streamline Pay & Benefits, LLC, (collectively, unless the context requires otherwise, “we,” “us,” “our,” “Streamline,” or the “Company”), operate in one segment as a provider of healthcare information technology solutions and associated services. The Company provides these capabilities through the licensing of its Coding & CDI, eValuator Coding Analysis Platform, Financial Management and Patient Care solutions and other workflow software applications and the use of such applications by software as a service (“SaaS”). The Company also provides audit and coding services to help customers optimize their internal clinical documentation and coding functions, as well as implementation and consulting services to complement its software solutions. The Company’s software and services enable hospitals and integrated healthcare delivery systems in the United States and Canada to capture, store, manage, route, retrieve and process patient clinical, financial and other healthcare provider information related to the patient revenue cycle.

The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The condensed consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and each of its wholly-owned subsidiaries. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent annual report on Form 10-K. Operating results for the nine months ended October 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2022.

Refer to Note – 3 Business Combination and Divestiture. Under ASC 280-10-50-11, two or more operating segments may be aggregated into a single operating segment if they are considered to be similar. Operating segments are considered to be similar if they can be expected to have essentially the same economic characteristics and future prospects. Using the aggregation guidance, the Company determined that it has one operating segment due to the similar economic characteristics of the Company’s products, product development, distribution, regulatory environment and customer base as a provider of computer software-based solutions and services for acute-care healthcare providers. The Company has two reporting units for evaluation of intangible assets. These two reporting units are the legacy Streamline products and Avelead Consulting, LLC.

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

The Company wrote-off fully depreciated fixed assets during the first nine months of fiscal 2021 of $225,000. There was no impact to the condensed consolidated statements of operations as this eliminated the asset and accumulated depreciation of the fully depreciated fixed assets.

Reclassification

ASC 606-10-25-19(a) provides guidance on the presentation of revenue as it relates to identifying distinct performance obligations in contracts containing multiple deliverables. As the Company has begun to shift to a primarily SaaS solution, the professional services revenue related to implementation of SaaS contracts has grown. With this growth, and expected continued growth, of professional services which are not determined to be a distinct performance obligation for the Company’s SaaS contracts, we have reclassified SaaS professional services from professional services revenue and cost of sales on the consolidated statement of operations to Software as a Service revenue and cost of sales. For the three and nine months ended October 31, 2020, the reclassification of revenue was $19,000 and $67,000, respectively. For the three and nine months ended October 31, 2020, the reclassification of cost of sales was $27,000 and $73,000, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The carrying amount of the Company’s long-term debt approximates fair value since the variable interest rates being paid on the amounts approximate the market interest rate. The WSJ prime interest rate did not go below the “Floor” rate as described in the loan agreement. Accordingly, the interest rates charged were market rate. Long-term debt is classified as Level 2. There were no transfers of assets or liabilities between Levels 1, 2, or 3 during the nine months ended October 31, 2021 and 2020.

The table below provides information on the fair value of our liabilities:

		Quoted Prices in	Significant Other	Significant Unobservable
	Total Fair	Active Markets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At October 31, 2021
Acquisition earnout liability (1)	$11,101,000	$—	$—	$11,101,000
At January, 31, 2021
PPP Loan (2)	$2,301,000	$—	$2,301,000	$—

(1)	The fair value of the acquisition earnout liability is based upon a probability-weighted discounted cash flow that was completed at the date of acquisition and updated as of October 31, 2021. The change in the valuation of the acquisition earnout liability was $417,000 from the date of closing of the Avelead acquisition, August 16, 2021 to the end of the quarter, October 31, 2021. The valuation adjustment is recognized in “other expense” in the accompanying condensed consolidated statement of operations.

(2)	The fair value of the PPP loan was determined based on discounting the loan amount as of January 31, 2021. The fair value was determined using market interest rates that the Company believes would be available for similar types of financial instruments. The Company estimated that the impact of the fair value adjustment on the PPP loan would have resulted in a lower fair value of $2,231,000 as compared to the book value of $2,301,000, a reduction of $70,000.

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

Maintenance and Support Services

The Company’s maintenance and support obligations include multiple performance obligations, with the two largest being rights to unspecified product upgrades or enhancements, and technical support for software licenses. We believe that the multiple performance obligations within the Company’s overall maintenance and support services can be viewed as a single performance obligation since both the unspecified upgrades and technical support are comprised of promises to stand ready to fulfill the various underlying activities during the contract term. Maintenance and support agreements entitle customers to technology support, version upgrades, bug fixes and service packs. We recognize maintenance and support revenue ratably over the contract term.

Professional Services

The Company provides various professional services to customers with software licenses. These include project management, software implementation, consulting, and software modification services. Revenue from agreements to provide professional services are generally distinct from the other promises in the contract and are recognized as the related services are performed. Avelead’s SaaS-based contracts have implementation services that are a distinct performance obligation, and, accordingly, are recognized separately as professional services. Consideration payable under these agreements is either on a fixed fee or time-and-materials basis and is recognized over time as the services are performed.

Software as a Service

SaaS-based contracts include a right to use the Company’s platform, support, and other services which represent a single promise to provide continuous access to its software solutions. Additionally, implementation for the Company’s eValuator product is included as part of the single promise for its respective contracts. The Company recognizes revenue for implementation of the eValuator product over the contract term as it is determined that the implementation on eValuator is not a distinct performance obligation.

Audit Services

The Company provides technology-enabled coding audit services to help customers review and optimize their internal clinical documentation and coding functions across the applicable segment of the client’s enterprise. Audit services are a separate performance obligation. We recognize revenue as the services are performed.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Recurring revenue	$3,907,000	$1,970,000	$8,536,000	$6,167,000
Non-recurring revenue	1,607,000	671,000	2,797,000	2,205,000
Total revenue:	$5,514,000	$2,641,000	$11,333,000	$8,372,000

The Company includes revenue categories of (i) maintenance and support and (ii) software as a service as recurring revenue for the three and nine months ended October 31, 2021 and 2020. The Company includes revenue categories of (i) software licenses, (ii) professional services, and (iii) audit services as non-recurring revenue for the three and nine months ended October 31, 2021 and 2020.

Business Combinations

Acquisitions have been accounted for as business combinations, using the acquisition method and, accordingly, the results of operations of the acquired businesses have been included in the condensed consolidated financial statements since their dates of acquisition. The assets and liabilities assumed of these businesses were recorded in the financial statements at their respective estimated fair values as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value the assets acquired, including intangible assets, and the liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair values of the assets acquired and the liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or the liabilities assumed, whichever comes first, any subsequent adjustments are reflected in our consolidated statements of operations.

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenue includes payments received in advance of performance under the contract. The Company’s contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the nine months ended October 31, 2021, the Company recognized approximately $3,267,000 in revenue from deferred revenues outstanding as of January 31, 2021. Revenue allocated to remaining performance obligations was $18,788,000 as of October 31, 2021, of which the Company expects to recognize approximately 66% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

The Company defers the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the period of expected benefit which is the contractual term. As of October 31, 2021 and January 31, 2021, the Company had deferred costs of $135,000 and $168,000, respectively, net of accumulated amortization of $95,000 and $126,000, respectively. Amortization expense of these costs was $22,000 and $27,000 for the three months ended October 31, 2020 and 2021, respectively, and $90,000 and $89,000 for the nine months ended October 31, 2021 and 2020, respectively, and is included in various costs of revenue in the condensed consolidated statements of operations. The nine month period ended October 31, 2021 includes $121,000 netted between capitalized cost to fulfill a contract and the accumulated amortization for fully amortized projects.

Contract acquisition costs, which consist of sales commissions paid or payable, is considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial and renewal contracts are deferred and then amortized on a straight-line basis over the contract term. As a practical expedient, the Company expenses sales commissions as incurred when the amortization period of related deferred commission costs is expected to be one year or less.

As of October 31, 2021 and January 31, 2021, deferred commission costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totaled $756,000 and $666,000, respectively, net of accumulated amortization of $467,000 and $285,000, respectively. For the three months ended October 31, 2021 and 2020, $88,000 and $58,000, respectively, and for the nine months ended October 31, 2021 and 2020, $248,000 and $133,000, respectively, in amortization expense associated with deferred sales commissions was included in selling, general and administrative expenses in the condensed consolidated statements of operations. There were no impairment losses for these capitalized costs for these periods.

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the entity had paid cash for the goods or services. The Company incurred total compensation expense related to share-based awards of $537,000 and $442,000 for the three months ended October 31, 2021 and 2020, respectively, and $1,659,000 and $1,054,000 in the nine months ended October 31, 2021 and 2020, respectively.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credit and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. Refer to Note 6 – Income Taxes for further details.

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At October 31, 2021, the Company believes it has appropriately accounted for any uncertain tax positions.

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

The following is the calculation of the basic and diluted net earnings (loss) per share of common stock for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Basic earnings (loss) per share:
Continuing operations
Loss from continuing operations, net of tax	$(4,379,000)	$(1,069,000)	$(6,913,000)	$(3,209,000)
Basic net loss per share of common stock from continuing operations	$(0.10)	$(0.04)	$(0.17)	$(0.11)

Discontinued operations
Income available to common stockholders from discontinued operations	$69,000	$14,000	$401,000	4,692,000
Basic net earnings per share of common stock from discontinued operations	$—	$—	$0.01	$0.16

Diluted earnings (loss) per share:
Continuing operations
Loss available to common stockholders from continuing operations	$(4,379,000)	$(1,069,000)	$(6,913,000)	$(3,209,000)
Diluted net loss per share of common stock from continuing operations	$(0.10)	$(0.04)	$(0.17)	$(0.11)

Discontinued operations
Income available to common stockholders from discontinued operations	$69,000	$14,000	$401,000	$4,692,000
Diluted net earnings per share of common stock from discontinued operations	$—	$—	$0.01	$0.15

Net (loss) earnings	$(4,310,000)	$(1,055,000)	$(6,512,000)	$1,483,000
Weighted average shares outstanding – Basic (1)	45,709,952	30,286,197	41,498,873	30,026,890
Effect of dilutive securities – Stock options and Restricted stock (2)	353,851	606,329	496,393	423,682
Weighted average shares outstanding – Diluted	46,063,803	30,892,526	41,995,266	30,450,572
Basic net (loss) earnings per share of common stock	$(0.10)	$(0.04)	$(0.16)	$0.05
Diluted net (loss) earnings per share of common stock	$(0.10)	$(0.04)	$(0.16)	$0.04

(1)

Excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of October 31, 2021 and 2020, there were 1,030,600 and 1,166,325 unvested restricted shares of common stock outstanding, respectively.

(2)	Diluted net loss per share excludes the effect of shares that are anti-dilutive. For the three and nine months ended October 31, 2021, diluted EPS excludes 1,146,963 outstanding stock options and 1,030,600 unvested restricted shares of common stock For the three and- nine months ended October 31, 2020, diluted EPS excludes 624,330 outstanding stock options and 1,166,325 unvested restricted shares of common stock.

Other Operating Costs

Non-routine Costs

	Three Months ended October 31, 2021	Nine Months ended October 31, 2021
Separation agreement expense	$706,000	$706,000
Broker Fees	508,000	553,000
Professional Fees	358,000	740,000
Executive bonuses	355,000	705,000
Loss on exit from operating lease	22,000	22,000
Other	(16,000)	(16,000)
Total non-routine costs	$1,933,000	$2,710,000

For the three and nine months ended October 31, 2021, the Company incurred certain non-routine costs totaling $1,933,000 and $2,710,000, respectively. The Company incurred transaction costs related to the acquisition of Avelead consisting of a separation agreement, broker fees and professional services. For the three and nine months ended October 31, 2021, the Company paid certain executive bonuses for the successful capital raise and closing of the Avelead acquisition. Finally, the Company subleased its Alpharetta office to a third-party effective October 1, 2021. The Company retains certain obligations, and accordingly, will continue to report the Right of Use Asset (see Note 4 – Operating Leases). The Company incurred certain fees and expenses associated with the sublease.

Loss on Exit from Membership Agreement

As of October 31, 2020, minimum fees due under the Company’s former shared office arrangement totaled approximately $105,000. The Company recorded an expense for the minimum future commitment under the agreement and accrued the cost to the accompanying consolidated balance sheet in the nine months ended October 31, 2020 to reflect the liability at the time it abandoned the space. Refer to Note 4 – Operating Leases.

Non-Cash Items

The Company had the following items that were non-cash items related to the condensed consolidated statements of cash flows:

	October 31,
	2021	2020
Forgiveness of PPP loan and accrued interest	$2,327,000	$—
Working capital accrual	116,000	—
Escrowed funds from sale of ECM Assets	—	800,000
Right-of Use Assets from operating lease	—	540,000
Capitalized software purchased with stock (Note 8 – Commitments and Contingencies)	—	51,000

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

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities From Contracts With Customers (“ASU 2021-08”), which amends the accounting for contract assets acquired and contract liabilities assumed from contracts with customers in business combinations (“acquired contract balances”). The amendment results in a shift from previous guidance which required similar assets and liabilities to be accounted for at fair value at the acquisition date. The amendments in the Update require that an entity (acquirer) recognize, and measure acquired contract balances in accordance with ASC Topic 606. For instance, at the acquisition date, the acquirer would account for the related revenue contracts acquired under ASC 606, as if it had originated the contracts. The Company has elected to early adopt ASU 2021-08 in the quarter ended October 31, 2021 (which includes retroactive adoption for any acquisitions in the current fiscal year). The impact of adopting the new standard is that it eliminated the need to discount deferred revenue acquired from Avelead of $236,000. As a result of the Company not discounting deferred revenue upon acquiring Avelead, revenues are higher and net loss is lower in the post-acquisition period of the same amount.

Recent Accounting Pronouncements Not Yet Adopted

In November 2019, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which improves guidance around accounting for financial losses on accounts receivable. For smaller reporting entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not anticipate that the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

NOTE 3 — BUSINESS COMBINATION AND DIVESTITURE

Avelead Acquisition

The Company acquired all of the units of Avelead as part of the Company’s strategic expansion into the revenue cycle management, acute-care healthcare space on August 16, 2021 (the “Transaction”). The acquisition was completed on August 16, 2021.

The aggregate consideration for the purchase of Avelead was approximately $29.7 million (at fair value) consisting of (i) $12.4 million in cash, net of cash acquired, (ii) $0.1 million in holdback, (iii) $6.5 million in common stock, and (iv) approximately $10.7 million in contingent consideration (see below). The Company issued 5,021,972 shares of its restricted common stock (the “Acquisition Restricted Common Stock”). The Acquisition Restricted Common Stock has a fair value as of the closing date of the acquisition of $6.5 million. Additionally, the Company contracted two types of contingent consideration; the first is referred to herein as “SaaS Contingent Consideration” and the second is referred to herein as “Renewal Contingent Consideration.” The SaaS Contingent Consideration and Renewal Contingent Consideration have an aggregate value of approximately $10.7 million at the date of closing. The owners of Avelead are also referred to herein as “Sellers” and are enumerated in the UPA (as defined below).

The Company acquired all of the outstanding units of Avelead, effective August 16, 2021, under a Unit Purchase Agreement (hereafter referred to as the “UPA”). The UPA stated that the purchase price for Avelead at closing included a cash payment of $11.9 million. Additionally, the Company paid $285,000 of the Sellers’ closing costs, $169,000 related to the estimated working capital adjustment, and accrued $116,000 for the anticipated payment of the holdback and the final working capital adjustment as defined in the UPA. Finally, at closing, the Company issued the Acquisition Restricted Common Stock with a fair value of $6.5 million, based on a 30-day average of the closing price of the Company’s common stock prior to the closing date. The SaaS Contingent Consideration and the Renewal Contingent Consideration described in more detail below were included in the UPA as potential future consideration for the Transaction. These are reflected on the Company’s balance sheet as “Acquisition earnout liability.”

The Company acquired Avelead on a cash-free and debt-free basis. The Transaction was structured as a purchase of units (equity), however, Avelead was taxed as a partnership. Accordingly, the Company realized a step-up in the tax basis of the assets acquired and the goodwill is tax deductible. The gross deferred tax assets and liabilities will be consolidated, and the gross deferred tax assets have a full valuation allowance.

The contingent consideration is comprised of “SaaS Contingent Consideration” and “Renewal Contingent Consideration” which are described in more detail as follows:

●	The SaaS Contingent Consideration is calculated based upon Avelead’s recurring SaaS revenue recognized during the first and second year following the acquisition. The Company will pay the SaaS Contingent Consideration as follows: (i) 50% in cash and (ii) 50% in shares of Company common stock valued at the time the earnout is paid subject to a collar, as described below.

●	The first year of SaaS Contingent Consideration is calculated as 75% of Avelead’s recognized SaaS revenue from September 1, 2021 to August 31, 2022. The first-year payment is subject to a deduction of $665,000 spread equally between the cash and common stock portion of the earnout consideration. The first year earnout will be paid on or about October 15, 2022, subject to a dispute and resolution period. Assuming that Avelead is within 80% of its forecasted SaaS revenue in the first year earnout[1], the Company agreed to a floor and ceiling on the value of the Company’s restricted common stock issued as consideration for the earnout. That collar has a floor of $3.50 per share and a ceiling of $5.50 per share for the first year earnout.
●	The second year of SaaS Contingent Consideration is calculated as 40% of Avelead’s recognized SaaS revenue from September 1, 2022 to August 31, 2023. The second year earnout will be paid on or about October 15, 2023, subject to a dispute and resolution period. Assuming that Avelead is within 80% of its forecasted SaaS revenue in the second year earnout[1], the Company agreed to a floor and ceiling on the Company’s restricted common stock issued as consideration for the earnout. That collar has a floor of $4.50 per share and a ceiling of $6.50 per share for the second year earnout.

[1]	If Avelead does not achieve 80% of its forecasted revenue, the price per share will revert back to the Company’s market price based upon a 30-day average.

●	The Renewal Contingent Consideration is tied directly to a successful renewal of a specific customer of Avelead. To meet the definition of a renewal, Avelead must achieve a minimum threshold of contracted revenue in an updated, annual, renewed contract with the specified customer. The renewal occurs on or about June 1, 2022 and June 1, 2023. The Company will remit the Renewal Contingent Consideration on or about each of October 15, 2022 and 2023, respectively. The Renewal Contingent Consideration is payable in shares of Company restricted common stock valued as of the date of Closing. Accordingly, upon achieving the Renewal Contingent Consideration, the Company will issue 627,747 shares of restricted common stock on or about each of October 15, 2022 and October 15, 2023, subject to a dispute and resolution period. The Renewal Contingent Consideration is either earned or not earned based upon the renewal of the specified customer at the minimum amount of contracted revenue. There is no pro-ration of the underlying Renewal Contingent Consideration.

The components of the total consideration are as follows:

(in thousands)
Components of total consideration, net of cash acquired:
Cash	$11,900
Cash, seller expenses	285
Cash, estimated net working capital adjustment	169
Payable, holdback and final working capital adjustment	116
Restricted Common Stock	6,554
Acquisition earnout liabilities	10,684	(a)
Total consideration	$29,708

(a)

Acquisition earnout liabilities represents the net present value and risk adjusted probability of the required future payments underlying the Company’s SaaS Contingent Consideration and Renewal Contingent Consideration as described above. Due to the dates that the Company is required to measure, report and agree on the calculations, all amounts of the acquisition earnout liability are shown as long-term as of October 31, 2021.

The acquisition earnout liability is re-measured on a quarterly basis and the change to the liability is recorded as a valuation adjustment recorded through “other expenses” in the accompanying condensed consolidated statements of operations. The valuation adjustment recorded for the three months ended October 31, 2021 was $417,000. A range of possible outcomes is not available under the specific valuation method that was used in determining fair value of the acquisition earnout liability.

The Company is presenting the allocation of the total consideration to net tangible and intangible assets as of the date of the closing of Avelead as follows.:

(in thousands)
Net tangible assets:
Accounts receivable	$1,246
Unbilled revenue	200
Prepaid expenses	178
Fixed assets	37
Accounts payable	(490)
Accrued expenses	(397)
Deferred revenues	(863)
Net tangible assets	(89)
Goodwill	12,377
Customer Relationships (SaaS)	8,370
Customer Relationships (Consulting)	1,330
Internally Developed Software	6,380
Trademarks and Tradenames	1,340
Net assets acquired and liabilities assumed	$29,708

The intangible assets recorded as a result of the Avelead acquisition, and their related estimated useful lives are as follows:

Estimated Useful Lives
Goodwill	Indefinite
Customer Relationships (SaaS)	10 years
Customer Relationships (Consulting)	8 years
Internally Developed Software	9 years
Trademarks and Tradenames	15 years

The Company’s pro forma revenues and loss from continuing operations, assuming Avelead was acquired on February 1, 2020, are as follows. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the acquisition actually occurred at the beginning of these periods nor is it necessarily indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated costs savings from synergies or other operational improvements. The nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination are included in the pro forma revenue and net loss reflected below:

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Revenues	$6,064,000	$5,198,000	$16,585,000	$14,066,000
Operating expenses	(7,787,000)	(6,707,000)	(23,271,000)	(18,559,000)
Non-routine costs	(3,196,000)	—	(4,138,000)	—
Loss on exit from membership agreement	—	—	—	(105,000)
Operating loss	(4,919,000)	(1,509,000)	(10,824,000)	(4,598,000)

Other expenses	(572,000)	(150,000)	(891,000)	(556,000)
PPP loan forgiveness	732,000	—	3,059,000	—
Income tax (expense) benefit	(4,000)	803,000	(9,000)	1,536,000
Loss from continuing operations	$(4,763,000)	$(856,000)	$(8,665,000)	$(3,618,000)

Non-routine costs are primarily costs associated with the acquisition. Included in the pro forma schedule (above) for the three and nine months ended October 31, 2021 are $1,263,000 and $1,428,000, respectively, of expenses paid by the Sellers in the transaction.

Included in the accompanying condensed consolidated statement of operations for the three and nine months ended October 31, 2021 (since the closing of the Avelead acquisition) are $2,045,000 and $(975,000) of Avelead revenue and loss from continuing operations.

Refer to Note 2 – Summary of Significant Accounting Policies – Other operating costs -Non-routine costs. Costs related to the acquisition of Avelead are expensed as incurred.

The Company entered into one employment agreement and one separation agreement with each of the two Sellers. Included in the transaction costs of Avelead is the cost of a two-year separation agreement with one Seller. This separation agreement was expensed at the closing of the transaction as there were no material future obligations of the Seller to the Company within Non-routine costs. See Note 2 – Summary of Significant Accounting Policies. The employment agreement is a two-year employment agreement that entitles the Seller to a six-month separation pay in the case of termination without cause. The expense for the employment agreement is recognized ratably over the service period customary with other employment agreements within selling, general, and administrative expense.

The Company granted options to purchase 583,333 shares of the Company’s common stock to the Sellers at the closing of the Transaction. These options have a strike price of $1.53 per share, the closing stock price on the trading date immediately preceding the closing. 500,000 options were awarded to one Seller that will vest, monthly, over a three (3) year service period. The remaining 83,333 options were awarded to another Seller and vested immediately upon issuance. The Company utilized the Black-Scholes method to determine the grant-date fair value of these options. The 83,333 options have a grant-date fair value of approximately $4,000 and are recorded in Non-routine cost in the accompanying condensed consolidated statement of operations. The 500,000 options have a grant-date fair value of approximately $333,000 and are expensed over the vesting period within selling, general, and administrative expense.

Additionally, the Company granted 100,000 restricted stock awards (RSAs) to certain Avelead employees as of the closing date.

ECM Assets Divestiture

On February 24, 2020, the Company sold a portion of its business (the “ECM Assets”). The Company signed the definitive agreement with respect to the sale of the ECM Assets in December 2019 and prepared and filed a proxy statement to obtain stockholder approval of the transaction. We applied Accounting Standards Codification (“ASC”) 205-20-1 (“ASC 205-20-1”) to determine the timing to begin reporting the discontinued operations. Based on ASC 205-20-1, the Company determined that it did not have the authority to sell the assets until the date of the stockholder approval, which was February 21, 2020. On February 21, 2020, the Company having the authority and ability to consummate the sale of the ECM Assets, met the criteria to present discontinued operations as described in ASC 205-20-1. Accordingly, the Company is reporting the results of operations and cash flows, and related balance sheet items associated with the ECM Assets in discontinued operations in the accompanying condensed consolidated statements of operations, cash flows and balance sheets for the current and comparative prior periods. Refer to Note 9 – Discontinued Operations for details of the Company’s discontinued operations.

NOTE 4 — OPERATING LEASES

Alpharetta Office Lease

On October 1, 2021, the Company entered into an agreement with a third-party to sublease its office space in Alpharetta, Georgia, (the “Sublease Agreement”). The sublease term is for 18 months which coincides with the Company’s underlying lease (see below). The Company expects to receive $292,000 from the sublessee over the term of the sublease. The sublease did not relieve the Company of its original obligation under the lease, and therefore the Company did not adjust the operating lease right-of-use asset and related liability. The Company incurred an amount of fees and expenses to enter into the Sublease Agreement that were recorded as “non-routine” in the three months ended October 31, 2021.

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

The Company entered into a lease for office space in Alpharetta, Georgia, on March 1, 2020. The lease terminates on March 31, 2023. At inception, the Company recorded a right-of use asset of $540,000, and related current and long-term operating lease obligation in the accompanying consolidated balance sheet. As of October 31, 2021, operating lease right-of use assets totaled $262,000, and the associated lease liability is included in both current and long-term liabilities of $202,000 and $82,000, respectively. The Company used a discount rate of 6.5% to the determine the lease liability. For the three and nine months ended October 31, 2021, the Company had lease operating costs of approximately $48,000 and $145,000, respectively. In addition, there was no cash paid for amounts included in the measurement of operating cash flows from operating leases as a result of lease incentives and previous pre-paid rent that had been included as an adjustment to the right-of-use asset at lease inception.

Maturities of operating lease liabilities associated with the Company’s operating lease as of October 31, 2021 are as follows for the fiscal years ended January 31:

2021	$51,000
2022	210,000
2023	35,000
Total lease payments	296,000
Less present value adjustment	(12,000)
Present value of lease liabilities	$284,000

Upon signing the new lease in March 2020, the Company abandoned its shared office space in Atlanta and recorded an expense and related liability of $105,000 for the minimum remaining payments required under the agreement with the landlord. The associated expense is recorded in “Loss on exit from membership agreement” in the accompanying statements of operations for the nine months ended October 31, 2020. The membership agreement did not qualify as a lease as the owner had substantive substitution rights.

Suwanee Office Lease

Upon acquiring Avelead on August 16, 2021 (refer to Note 3 – Business Combination and Divestiture), the Company assumed an operating lease agreement for the corporate office space of Avelead. The term of the lease expires on February 28, 2022. The monthly rent expense for the office space is approximately $7,000. The lessor is an entity controlled by one of the Sellers that is employed by the Company.

NOTE 5 — DEBT

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

The Second Amended Loan and Security Agreement has a five-year term, and the maximum principal amount was advanced in a single-cash advance on or about the closing date. Interest accrued under the Second Amended Loan and Security Agreement is due monthly, and the Company shall make monthly interest-only payments through the one-year anniversary of the closing date. From the first anniversary of the closing date through the maturity date, the Company shall make monthly payments of principal and interest that increase over the term of the agreement. The Second Amended Loan and Security Agreement requires principal repayments of $500,000 in the second year, $1,000,000 in the third year, $2,000,000 in the fourth year, and $3,000,000 in the fifth year, respectively, with the remaining outstanding principal balance and all accrued but unpaid interest due in full on the maturity date. The Second Amended Loan and Security Agreement may also require early repayments if certain conditions are met. The Second Amended Loan and Security Agreement is secured by substantially all of the assets of the Company, its subsidiaries, and certain of its affiliates.

The Company recorded $130,000 in deferred financing costs related to the Second Amended Loan and Security Agreement. These deferred financing costs are being amortized over the term of the loan. The Company will also incur $200,000 in financing costs at the earlier of the term date of the loan, or pre-payment. These costs are being accreted, through interest expense, to the full value of the $200,000 over the term of the loan.

The Second Amended Loan and Security Agreement includes customary financial covenants as follows:

a.	Minimum Cash. Borrowers shall, at all times, maintain unrestricted cash of Borrowers at Bank in an amount not less than (i) on the Closing Date and for the first eleven (11) months immediately following the Closing Date, Five Million Dollars ($5,000,000) and (ii) at all times thereafter, Three Million Dollars ($3,000,000).

b.	Maximum Debt to ARR Ratio. Borrowers’ Maximum Debt to ARR Ratio, measured on a quarterly basis as of the last day of each fiscal quarter, shall not be greater than the amount set forth under the heading “Maximum Debt to ARR Ratio” as of, and for each of the dates appearing adjacent to such “Maximum Debt to ARR Ratio”.

Quarter Ending	Maximum Debt to ARR Ratio
October 31, 2021	0.80 to 1.00
January 31, 2022	0.75 to 1.00
April 30, 2022	0.65 to 1.00
July 31, 2022	0.55 to 1.00
October 31, 2022	0.50 to 1.00
January 31, 2023	0.45 to 1.00

c.	Maximum Debt to Adjusted EBITDA Ratio. Commencing with the quarter ending April 30, 2023, Borrowers’ Maximum Debt to Adjusted EBITDA Ratio, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended, shall not be greater than the amount set forth under the heading “Maximum Debt to Adjusted EBITDA Ratio” as of, and for each of the dates appearing adjacent to such “Maximum Debt to Adjusted EBITDA Ratio”.

Quarter Ending	Maximum Debt to Adjusted EBITDA Ratio
April 30, 2023	11.30 to 1.00
July 31, 2023	4.15 to 1.00
October 31, 2023	2.50 to 1.00
January 31, 2024 and on the last day of each quarter thereafter	2.00 to 1.00

d.	Fixed Charge Coverage Ratio. Commencing with the quarter ending April 30, 2023, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended.

The Second Amended Loan and Security Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements. For the period ended October 31, 2021, the Company was in compliance with the Second Amended Loan and Security Agreement covenants.

Term Loan and Revolving Credit Facility with Bridge Bank

On March 2, 2021, the Company entered into an Amended and Restated Loan and Security Agreement, which replaced and superseded the Loan and Security Agreement, consisting of a $3,000,000 revolving credit facility (the “Amended Loan and Security Agreement”). This revolving credit facility was replaced with the Second Amended and Security Agreement (above) that was put in place on August 26, 2021. Accordingly, the Company wrote-off $43,000 of deferred financing costs from this loan as a loss on extinguishment of debt in the accompanying condensed consolidated statement of operations. The Amended Loan and Security Agreement had a two-year term and included customary financial covenants including the requirements that the Company achieve certain EBITDA levels and certain recurring revenue levels. The Company could not deviate by more than twenty percent its recurring revenue projections over a trailing three month basis. Additionally, the Company’s Bank EBITDA, measured on a monthly basis over a trailing three month period then ended, could not deviate by more than 30% or $300,000. The Amended Loan and Security Agreement facility bore interest at a per annum rate equal to the higher of (a) the Prime Rate (as published in The Wall Street Journal) plus 1.00%, with a “floor” Prime Rate of 4.0%. The Amended Loan and Security agreement was secured by substantially all of our assets.

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

In June 2021, the Company was notified that the full $2,301,000 of the PPP loan and accrued interest of $26,000 had been forgiven. The loan amount and accrued interest were recognized as an extinguishment of debt and has been recorded as other income on the condensed consolidated statement of operations.

Outstanding principal balances on debt consisted of the following at:

	October 31, 2021(a)	January 31, 2021(b)
Term loan	$10,000,000	$2,301,000
Deferred financing cost	(116,000)	—
Total	9,884,000	2,301,000
Less: Current portion	(125,000)	(1,534,000)
Non-current portion of debt	$9,759,000	$767,000

(a)	The term loan, as of October 31, 2021, is related to the new term loan agreement that the Company entered into on August 26, 2021 with Bridge Bank (see description above).

(b)	The term loan, as of January 31, 2021, is related to the Company’s PPP loan (see description above). The PPP loan was forgiven in June 2021.

NOTE 6 — INCOME TAXES

Income taxes consist of the following:

	October 31,
	2021	2020
Current tax benefit (expense):
Federal	$—	$997,000
State	(9,000)	539,000
Total current provision	$(9,000)	$1,536,000

The Company adopted ASU 2019-12. ASU 2019-12 removes the exception to the basic intraperiod model in ASC 740-20-45-7. The benefit from income taxes from continuing operations, reported in the nine month period ended October 31, 2020, are off-set by taxes on the gain on sale and taxes from operations of discontinued operations.

At January 31, 2021, the Company had U.S. federal net operating loss carry forwards of $37,554,000. The Company also had state net operating loss carry forwards of $12,519,000 and Federal R&D credit carry forwards of $1,356,000, and Georgia R&D credit carry forwards of $94,000, all of which expire through fiscal 2039.

The effective income tax rate on continuing operations of approximately (0.16%) differs from our combined federal and state statutory rate of 24.56% primarily due to the full valuation allowance the Company currently maintains on its net deferred tax asset.

The Company has recorded $365,000 and $339,000 in reserves for uncertain tax positions as of October 31, 2021 and January 31, 2021, respectively.

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

NOTE 7 — EQUITY

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

Authorized Shares Increase

On May 24, 2021, the Company amended its Certificate of Incorporation to increase the total number of authorized shares of the Company’s common stock from 45,000,000 shares to 65,000,000 shares (the “Charter Amendment”). The Charter Amendment was previously approved by the board of directors of the Company, subject to stockholder approval, approved by the Company’s stockholders at the 2021 Annual Meeting of Stockholders of the Company, held on May 20, 2021 (the “Annual Meeting”), and ratified by the Company’s stockholders on July 29, 2021 at the Special Meeting (as defined and described in further detail below).

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Royalty Liability

On October 25, 2013, we entered into a Software License and Royalty Agreement (the “Royalty Agreement”) with Montefiore Medical Center (“Montefiore”) pursuant to which Montefiore granted us an exclusive, worldwide 15-year license of Montefiore’s proprietary clinical analytics platform solution, Clinical Looking Glass® (“CLG”), now known as our Clinical Analytics solution. In addition, Montefiore assigned to us the existing license agreement with a customer using CLG. As consideration under the Royalty Agreement, we paid Montefiore a one-time initial base royalty fee of $3,000,000. Additionally, we originally committed that Montefiore would receive at least an additional $3,000,000 of on-going royalty payments related to future sublicensing of CLG by us within the first nine and one-half years of the license term. On July 1, 2018, we entered into a joint amendment to the Royalty Agreement and the existing Software License and Support Agreement with Montefiore to modify the payment obligations of the parties under both agreements. According to the modified provisions, our obligation to pay on-going royalties under the Royalty Agreement was replaced with the obligation to (i) provide maintenance services for 24 months and waive associated maintenance fees, and (ii) pay $1,000,000 in cash by October 31, 2020. As a result of the commitment to fulfill a portion of our obligation by providing maintenance services at no cost, the royalty liability was significantly reduced, with a corresponding increase to deferred revenues.

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

Consulting Agreement with 180 Consulting

On March 19, 2020 the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, pursuant to which 180 Consulting has provided and will continue to provide a variety of consulting services including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, through separate executed statements of work (“SOWs”). The Company has entered into ten SOWs under the MSA. Some of the SOWs include the ability to earn stock at a conversion rate to be calculated 20 days after the execution of the related SOW. 180 Consulting earned a cumulative number of shares through October 31, 2021 totaling 443,046, and for the three and nine month period ended October 31, 2021, 66,207 and 194,662 shares, respectively. For services rendered by 180 Consulting during the nine months ended October 31, 2021, the Company incurred fees of $1,092,000. In addition, on October 5, 2021, the Company issued to 180 Consulting an aggregate of 128,415 shares as compensation for services previously rendered during the six-months ended July 31, 2021. Such 128,415 shares were issued in a private placement in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. During the nine month period ended October 31, 2020, the Company incurred fees to 180 Consulting totaling $449,000. Of those fees, approximately $75,000 was related to capitalized software development, and the remaining $374,000 was operating cost. 180 Consulting earned 167,937 shares of stock as compensation for services rendered during the nine months ended October 31, 2020. The MSA includes a termination clause upon a 90-day written notice. While no related party has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to us under the MSA and the SOWs may share workspace and administrative costs with 121G Consulting (as defined and further discussed in Note 10 – Related Party Transactions).

On September 20, 2021, the Company entered into an additional Master Services Agreement with 180 Consulting to provide a variety of consulting services including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, to the Company in support of the Avelead products acquired through separate executed SOW’s. As of October 31, 2021, the Company has entered into one SOW under the Avelead MSA. For services rendered by 180 Consulting during the three and nine month periods ending October 31, 2021, the Company incurred fees totaling $62,000.

NOTE 9 – DISCONTINUED OPERATIONS

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

The transaction costs were primarily broker cost and cost of legal and accounting to effect the transaction. The Company allocated $4,825,000 in goodwill to the sale of the ECM Assets using a valuation of the ECM Assets and the remaining, go-forward business, to bifurcate its existing goodwill as of February 24, 2020. The amount of goodwill to be included in that carrying amount was based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. Further, in accordance ASC 350-20-35-3A, when only a portion of goodwill is allocated to a business to be disposed of, the remaining portion of the goodwill associated with the reporting unit to be retained was tested for impairment and no impairment was recognized.

The Company recorded the following as discontinued operations on the accompanying condensed consolidated balance sheets as of October 31, 2021 and January 31, 2021:

	As of
	October 31, 2021	January 31,2021
Current assets of discontinued operations:
Accounts receivable	$—	$587,000
Current assets of discontinued operations	$—	$587,000
Long-term assets of discontinued operations:
Property and equipment, net	$—	$13,000
Long-term assets of discontinued operations	$—	$13,000
Current liabilities of discontinued operations:
Accrued expenses	$—	$8,000
Deferred revenues	—	587,000
Current liabilities of discontinued operations	$—	$595,000

For the three and nine months ended October 31, 2021 and 2020, the Company recorded the following into discontinued operations in the accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Revenues:
Maintenance and support	$—	$—	$—	$412,000
Software as a service	—	—	—	138,000
Transition service fees	102,000	121,000	498,000	278,000
Total revenues	102,000	121,000	498,000	828,000

Expenses:
Cost of Sales	1,000	2,000	5,000	292,000
Transition service cost	32,000	55,000	92,000	103,000
Deferred financing cost	—	—	—	128,000
Total expenses	33,000	57,000	97,000	523,000

Income from discontinued operations	$69,000	$64,000	$401,000	$305,000

The Company entered into an agreement with the Purchaser of the ECM Assets to maintain the current data center through a transition period. The transition services did not have a finite ending date at the signing of the agreement. However, the transition services were completed in the third quarter ended October 31, 2021.

NOTE 10 - RELATED PARTY TRANSACTIONS

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

No fees were incurred from 121G Consulting for the three and nine months ended October 31, 2021. For the three and nine months ended October 31, 2020, 121G Consulting fees totaled $70,000.

Refer to Note 3 – Business Combination and Divestiture. The Company acquired Avelead on August 16, 2021. In addition to the related party lease agreement (refer to Note 4 – Operating Leases), the Company assumed a consulting agreement with AscendTek, LLC (“AscendTek”), a software development and system design company. AscendTek is owned by one of the Sellers of Avelead. The Company entered into a separation agreement with this Seller of Avelead on closing of the Avelead acquisition. From the acquisition date to the period ended October 31, 2021, the Company incurred approximately $39,000 in research and development services provided by AscendTek.

NOTE 11 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after October 31, 2021 and based on our evaluation we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements.

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

Some of these factors and risks have been, and may further be, exacerbated by the ongoing COVID-19 pandemic.

Most of these risk factors are beyond our ability to predict or control. Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of our forward-looking statements. There also are other factors that we may not describe (generally because we currently do not perceive them to be material) that could cause actual results to differ materially from our expectations.

On August 16, 2021, the Company entered into a Purchase Agreement to acquire Avelead, a recognized leader in providing solutions and services to improve Revenue Integrity for healthcare providers nationwide. The Company believes Avelead’s solutions will complement and extend the value the Company can deliver to its customers. Refer to Note 3 – Business Combination and Divestiture in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for further information on the Avelead acquisition.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Results of Operations

Revenues

	Three Months Ended
($ in thousands):	October 31, 2021	October 31, 2020	Change	% Change

Software licenses	$150	$19	$131	689%
Professional services	944	161	783	486%
Audit services	513	491	22	4%
Maintenance and support	1,082	1,070	12	1%
Software as a service	2,825	900	1,925	214%
Total Revenues	$5,514	$2,641	$2,873	109%

	Nine Months Ended
($ in thousands):	October 31, 2021	October 31, 2020	Change	% Change

Software licenses	$285	$234	$51	22%
Professional services	1,052	473	579	122%
Audit services	1,460	1,498	(38)	(3)%
Maintenance and support	3,226	3,556	(330)	(9)%
Software as a service	5,310	2,611	2,699	103%
Total Revenues	$11,333	$8,372	$2,961	35%

Software licenses — Proprietary software license revenue recognized for the three and nine month periods ended October 31, 2021 increased by $131,000 and $51,000 from their respective prior comparable periods. The Company is experiencing a shift in business from perpetual software licenses to software as a service. The software license sales come primarily from our channel partners. The Company has the ability to influence sales of these products; however, the timing is difficult to manage as sales are primarily the result of these channel partners. The Company continues to be unable to estimate the timing or extent of the impact of COVD-19 on the Company’s ongoing performance relative to perpetual software licenses.

Professional services — For the three and nine month period ended October 31, 2021, revenue from professional services increased by $783,000 and $579,000 from their respective prior comparable periods. The increases in professional services include $814,000 of Avelead professional services revenue recorded since the date of acquisition (August 16, 2021). The Company continues to be unable to estimate the timing or extent of the impact of COVD-19 on the Company’s ongoing performance relative to professional services.

Audit services — Audit services revenue for the three and nine months ended October 31, 2021 remained relatively consistent

Maintenance and support — Revenue from maintenance and support for the three month period ended October 31, 2021 increased over the prior comparable period by $12,000. The increase is related to the maintenance of the new software licenses sold. Revenue from maintenance and support for the nine month period ended October 31, 2021 decreased by $330,000. This decrease is attributable to the sunset of our legacy product, clinical analytics, that was recognized until the last customers revenue ended in June 2020. There has been no further revenue recognized from clinical analytics after June 2020. Refer to Note 8 – Commitments and Contingencies “Royalty Liability” included in Part I, Item I, “Financial Statements” for further information on the clinical analytics product.

Software as a Service (SaaS) — Revenue from SaaS for the three and nine months ended October 31, 2021 increased by $1,925,000 and $2,699,000 from the prior comparable period. These increases include $1,231,000 of SaaS revenue from Avelead recorded since the date of acquisition. The remaining increase in SaaS revenue is due to new customers on the Company’s eValuator product plus approximately $230,000 related to a customer that did not renew. The non-renewal related to a customer that ended their contract early but paid the fees through the end of their contract. Because there were no future performance obligations, the Company recognized all the contracted fees in the period. The Company’s legacy product, Financial Management Systems, has been relatively consistent. We have experienced slower first contact to contracting timelines as a result of COVID-19. The customer non-renewal as well as slower contracting is expected to result in lower SaaS revenues in the fourth quarter, on a sequential basis. While we have seen some recent positive activity, we continue to be unable to estimate the impact of COVID-19 on future contracting processes with our customers.

Cost of Sales

	Three Months Ended
(in thousands):	October 31, 2021	October 31, 2020	Change	% Change
Cost of software licenses	$133	$183	$(50)	(27)%
Cost of professional services	936	268	668	249%
Cost of audit services	409	425	(16)	(4)%
Cost of maintenance and support	57	160	(103)	(64)%
Cost of software as a service	1,088	443	645	146%
Total cost of sales	$2,623	$1,479	$1,144	77%

	Nine Months Ended
(in thousands):	October 31, 2021	October 31, 2020	Change	% Change
Cost of software licenses	$412	$385	$27	7%
Cost of professional services	1,411	779	632	81%
Cost of audit services	1,174	1,158	16	1%
Cost of maintenance and support	223	528	(305)	(58)%
Cost of software as a service	2,276	1,250	1,026	82%
Total cost of sales	$5,496	$4,100	$1,396	34%

The increase in overall cost of sales for the three and nine months ended October 31, 2021 from the comparable prior period is primarily due to Avelead which was $1,117,000 of the increase for both comparable periods.

Cost of software licenses reflect amortization of capitalized software expenditures. The amounts for each of the three and nine month periods ended October 31, 2021 are generally consistent.

The cost of professional services includes compensation and benefits for personnel and related expenses. Avelead comprises $636,000 of the increase for each of the three and nine months ended October 31, 2021.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. These costs remained consistent for the three and nine month period ended October 31, 2021 as compared to the respective comparable periods.

The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party content provider contracts. The decrease in expense for the three and nine month period ended October 31, 2021 from the comparable period in the prior year was primarily due to a reduction of salary and salary related expenses for employees that were reassigned to other products. The Company was able to redeploy existing resources to mitigate costs on certain legacy products.

The cost of SaaS solutions is comprised of salaries, amortization of capitalized software development, and third-party content provider costs. Avelead comprises $481,000 of the increase for both comparable periods. The primary driver of the remaining increase in expense for the three and nine month period ended October 31, 2021 from the comparable prior year periods is an increase in amortization of capitalized software development costs Amortization of capitalized software development costs for the three and nine month periods ended October 31, 2021 were $333,000 and $1,032,000, respectively, as compared to $290,000 and $733,000 for the respective comparable prior periods.

Selling, General and Administrative Expense

	Three Months Ended
($ in thousands):	October 31, 2021	October 31, 2020	Change	% Change
General and administrative expenses	$2,218	$1,557	$661	42%
Sales and marketing expenses	1,221	726	495	68%
Total selling, general, and administrative expense	$3,439	$2,283	$1,156	51%

	Nine Months Ended
($ in thousands):	October 31, 2021	October 31, 2020	Change	% Change
General and administrative expenses	$5,669	$4,609	$1,060	23%
Sales and marketing expenses	2,838	2,250	588	26%
Total selling, general, and administrative expense	$8,507	$6,859	$1,648	24%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The increase in general and administrative expenses for the three and nine months ended October 31, 2021 from the comparable prior period is primarily attributed to the Avelead acquisition, resulting in an additional $553,000 in expenses for each period. Further, share- based compensation was approximately $324,000 higher in the nine months ended October 31, 2021 as compared to the same period of the prior year. The Company has previously announced accelerated equity awards for its executives in lieu of cash bonuses. These accelerated equity awards are causing a near-term increase in amortization of share-based compensation for fiscal year 2021.

Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. Sales and marketing expense for the three and nine months ended October 31, 2021 increased by approximately $267,000 due to the Avelead acquisition. The remaining increases are primarily due to an increase in salaries and benefits associated with the Company’s previously announced expansion and upgrade of its direct and indirect sales personnel. The increase in sales and marketing expenses related to this expansion and upgrade of its direct and indirect sales personnel is expected to be higher in the fourth quarter. The Company has had limited travel as a result of the COVID-19 virus. The Company has been productive using web-based meeting media to continue its sales and customer service processes. As hospitals open themselves up to visitors, the Company looks forward to resuming travel and meeting its customers and prospects face-to-face.

Research and Development

	Three Months Ended
($ in thousands):	October 31, 2021	October 31, 2020	Change	% Change
Research and development expense	$1,339	$753	$586	78%
Plus: Capitalized research and development cost	342	414	(72)	(17)%
Total research and development cost	$1,681	$1,167	$514	44%

	Nine Months Ended
($ in thousands):	October 31, 2021	October 31, 2020	Change	% Change
Research and development expense	$3,280	$1,946	$1,334	69%
Plus: Capitalized research and development cost	1,048	1,545	(497)	(32)%
Total research and development cost	$4,328	$3,491	$837	24%

Research and development cost consists primarily of compensation and related benefits and the use of independent contractors for specific near-term development projects. The increase in research and development expenses for the three and nine months ended October 31, 2021 from the comparable prior period includes $345,000 in expenses for each period related to the Avelead acquisition. The overall increase in cost is related to extending work with the Company’s development partners to create user interfaces to improve our development velocity with the eValuator product. The additional cost related to development partners includes stock compensation expense of $113,000 and $364,000 for the three and nine month periods ended October 31, 2021 as compared to $116,000 and $223,000 for the respective comparable prior periods.

The capitalized research and development cost for the three month period ended October 31, 2021 is lower than that from the prior comparable period as the Company had several significant releases during the first half of fiscal year 2021 that consumed more capitalized time. The Company expects total research and development expenses will continue to increase, primarily from increased capitalizable projects for Avelead plus ongoing expansion of work with development partners on eValuator. For the nine months ended October 31, 2021 and 2020, as a percentage of revenues, total research and development costs were 38% and 42%, respectively. This percentage is expected to normalize back to historical levels as Avelead development resources are ramped up to enhance its products.

Non-routine Costs

	Three Months Ended
($ in thousands):	October 31, 2021	October 31, 2020	Change	% Change
Non-routine costs	$1,933	$—	$1,933	100%

	Nine Months Ended
($ in thousands):	October 31, 2021	October 31, 2020	Change	% Change
Non-routine costs	$2,710	$—	$2,710	100%

Refer to Note 2 – Summary of Significant Accounting Policies - Other Operating Costs – Non-routine costs – in the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for further details with respect to Non-routine costs. The Non-routine costs for the three and nine months ended October 31, 2021 are primarily related to the transaction costs of Avelead acquisition and executive bonuses that were transactional in nature.

Loss on Exit from Membership Agreement

	Nine Months Ended
($ in thousands):	October 31, 2021	October 31, 2020	Change	% Change
Loss on exit from membership agreement	$—	$105	$(105)	(100)%

Refer to Note 4 – Operating Leases in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for further details with respect to the Company’s former shared office arrangement in Atlanta. In the nine months ended October 31, 2020, we recorded $105,000 in costs related to the remaining payments required under the agreement with the landlord on shared office space in Atlanta that was abandoned when the Company entered a new lease for office space in Alpharetta, Georgia.

Other Income (Expense)

	Three Months Ended
($ in thousands):	October 31, 2021	October 31, 2020	Change	% Change
Interest expense	$(85)	$(12)	$(73)	608%
Loss on Extinguishment of Debt	(43)	—	(43)	100%
Other	(427)	14	(441)	(3,150)%
Total other income (expense)	$(555)	$2	$(557)	(27,850)%

	Nine Months Ended
($ in thousands):	October 31, 2021	October 31, 2020	Change	% Change
Interest expense	$(107)	$(39)	$(68)	174%
Loss on Extinguishment of Debt	(43)	—	(43)	100%
Other	(421)	(68)	(353)	519%
Forgiveness of PPP loan and accrued interest	2,327	—	2,327	100%
Total other income (expense)	$1,756	$(107)	$1,863	(1,741)%

Interest expense consists of interest associated with the term loan, deferred financing costs, and less interest related to capitalization of software. Interest expense increased for the three and nine months ended October 31, 2021 from the prior comparable period primarily due to the $10,000,000 term loan with Bridge Bank (See Note 5 – Debt).

Other expense for the three and nine month periods ended October 31, 2021 reflects a valuation adjustment of $417,000 related to the acquisition earnout liabilities associated with the Avelead acquisition (Refer to Note 3 – Business Combination and Divestiture of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”). Other expense for the nine month period ended October 31, 2020 includes each of (i) a $37,000 impact for currency transaction revaluation, and (ii) $31,000 for Montefiore valuation adjustment. Forgiveness of PPP loan and accrued interest for the nine month period ended October 31, 2021 reflects the financial impact of the $2,301,000 PPP loan along with the accrued interest of $26,000 being forgiven.

Provision for Income Taxes

For the three months ended October 31, 2021 and 2020 we recorded income tax expense of $4,000 and income tax benefit of $803,000, respectively. For the nine months ended October 31, 2021 and 2020 we recorded income tax expense of $9,000 and income tax benefit of $1,536,000, respectively, which is comprised of estimated federal, state and local income tax provisions. The income tax benefit for the nine months ended October 31, 2020 is partially off-set by an income tax from discontinued operations. The Company has a substantial amount of net operating losses for federal and state income tax purposes. For the nine months ended October 31, 2021, the net income tax expense is reported under continuing operations. Refer to Note 6 – Income Taxes for more information on the Company’s adoption of ASU 2019-12.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are not measures of liquidity under GAAP or otherwise, and are not alternatives to cash flow from continuing operating activities, despite the advantages regarding the use and analysis of these measures as mentioned above. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share, as disclosed in this Report have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA and its variations are:

●	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	EBITDA does not reflect the interest expense, or the cash requirements to service interest or principal payments under our Amended Security Agreement;

●	EBITDA does not reflect income tax payments that we may be required to make; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

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

The following table reconciles EBITDA and Adjusted EBITDA to net loss from continuing operations, and Adjusted EBITDA per diluted share to loss per diluted share for the three and nine months ended October 31, 2021 and 2020 (amounts in thousands, except per share data). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended		Nine Months Ended
In thousands, except per share data	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Adjusted EBITDA Reconciliation
Loss from continuing operations	$(4,379)	$(1,069)	$(6,913)	$(3,209)
Interest expense	85	12	107	39
Income tax (benefit)/ expense	4	(803)	9	(1,536)
Depreciation	16	4	53	35
Amortization of capitalized software development costs	446	477	1,430	1,128
Amortization of intangible assets	490	123	721	370
Amortization of other costs	110	89	338	242
EBITDA	$(3,228)	$(1,167)	$(4,255)	$(2,931)
Share-based compensation expense	537	442	1,659	1,054
Non-cash valuation adjustments	417	—	417	31
Loss on exit of operating lease	—	—	—	105
Non-routine costs	1,933	—	2,710	—
Forgiveness of PPP loan and accrued interest	—	—	(2,327)	—
Other		—	16	—
Loss on early extinguishment of debt	43	—	43
Adjusted EBITDA	$(298)	$(725)	$(1,737)	$(1,741)
Adjusted EBITDA margin (1)	(5)%	(27)%	(15)%	(21)%

Adjusted EBITDA per Diluted Share Reconciliation
Loss from continuing operations per common share — diluted	$(0.10)	$(0.04)	$(0.17)	$(0.11)
Net (loss) income per common share — diluted	$(0.10)	$(0.04)	$(0.16)	$0.04
Adjusted EBITDA per adjusted diluted share (2)	$(0.01)	$(0.02)	$(0.04)	$(0.06)

Diluted weighted average shares (3)	45,709,952	30,286,197	41,498,873	30,026,890
Includable incremental shares — adjusted EBITDA (4)	353,851	606,329	496,393	423,682
Adjusted diluted shares	46,063,803	30,892,526	41,995,266	30,450,572

(1)	Adjusted EBITDA as a percentage of GAAP net revenue.

(2)	Adjusted EBITDA per adjusted diluted share for our common stock is computed using the treasury stock method.

(3)	Diluted EPS for our common stock was computed using the treasury stock method.

(4)	The number of incremental shares that would be dilutive under an assumption that the Company is profitable during the reported period, which is only applicable for a period in which the Company reports a GAAP net loss. If a GAAP profit is earned in the reported periods, no additional incremental shares are assumed.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective, or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. During the period ended October 31, 2021, the Company adopted ASU 2019-12. Refer to Note 6 – Income Taxes for more information. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

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

On February 25, 2021, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC, as the sole managing underwriter, relating to the underwritten public offering of an aggregate of 10,062,500 shares of the Company’s common stock, par value $0.01 per share, which included 1,312,500 shares of common stock sold pursuant to the underwriter’s exercise of an option to purchase additional shares of common stock to cover over-allotments (the “Offering”). The price to the public in the Offering was $1.60 per share of common stock. The gross proceeds to the Company from the Offering were approximately $16.1 million, before deducting underwriting discounts, commissions, and estimated offering expenses. The Offering closed on March 2, 2021. The Company believes that cash flows from operations, the cash from the Offering and available credit facilities are adequate to fund current obligations for the next twelve months from issuance of these financial statements. Cash and cash equivalent balances at October 31, 2021 and January 31, 2021 were approximately $10,409,000 and $2,409,000, respectively. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.

The Company has liquidity through the Second Amended Loan and Security Agreement described in more detail in Note 5 – Debt in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”. The Company has a new term loan facility with an initial, maximum, principal amount of $10,000,000. Amounts outstanding under the Second Amended Loan and Security Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. Pursuant to the Second Amended Loan and Security Agreement, the Company’s prior $3,000,000 revolving credit facility with Bridge Bank was terminated. At the time of the discontinuance, there was no outstanding balance on the revolving credit facility.

The Second Amended Loan and Security Agreement includes customary financial covenants, including the requirements that the Company achieve certain EBITDA levels and fixed coverage ratios and maintain certain cash balances and certain recurring revenue levels. The Second Amended Loan and Security Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements. For the period ended October 31, 2021, the Company was in compliance with the Second Amended Loan and Security Agreement covenants.

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

In June 2021, the Company received notification that the PPP loan principal amount of $2,301,000 and accrued interest of $26,000 had been forgiven in full.

The Company has cash on its balance sheet of $10.4 million at October 31, 2021. The Company believes that its cash on-hand, along with the term debt is sufficient to support its operations until it is able to generate cash from operations.

Significant cash obligations

(in thousands)	October 31, 2021	January 31, 2021
Term loan (1)	$9,884	$2,301

(1)	Term loan balance is reported, net of deferred financing costs, of $116,000 and $0 as of October 31, 2021 and January 31, 2021, respectively. Refer to Note 5 - Debt for additional information. The term loan payable as of October 31, 2021 was bank term debt. The term loan balance at January 31, 2021 is the Company’s PPP loan which was forgiven in June 2021.

Operating cash flow activities

	Nine months Ended
(in thousands)	October 31, 2021	October 31, 2020
Net loss from continuing operations	$(6,913)	$(3,209)
Non-cash adjustments to net loss	2,379	1,364
Cash impact of changes in assets and liabilities	512	(1,838)
Net cash used in operating activities	$(4,022)	$(3,683)

The use of cash from operating activities is relatively consistent between the nine months ended October 31, 2021 and 2020. The Company had a higher net loss from operations and lower impact of changes in assets and liabilities in the first nine months of fiscal 2021 compared to 2020. Within non-cash adjustments to net loss, the Company made an adjustment to exclude the PPP loan and related interest that was forgiven in the first nine months of fiscal 2021 as well as the valuation adjustment on the acquisition earnout liability. Net cash used in operating activities was adversely impacted by certain severance cost in 2019 that were paid in 2020 and certain non-routine costs paid in 2021 associated with the acquisition.

Investing cash flow activities

	Nine months Ended
(in thousands)	October 31, 2021	October 31, 2020
Investment in Avelead, net of cash	$(12,354)	—
Purchases of property and equipment	(18)	$(42)
Proceeds from sales of ECM Assets	800	11,288
Capitalized software development costs	(1,048)	(1,495)
Net cash (used in) provided by investing activities	$(12,620)	$9,751

The cash used in investing activities for the nine months ended October 31, 2021 included the cash used to acquire Avelead, capitalized software development costs, off-set by the release of escrowed funds in fiscal 2021 from the sale of the ECM Assets. Refer to Note 3 – Business Combination and Divestiture for more information on Avelead and the sale of the ECM Assets. The proceeds from the sale of the ECM Assets in the nine months ended October 31, 2020 are net of direct transaction expenses. Refer to Note 9 – Discontinued Operations for more information on the sale of the ECM Assets. Operationally, the Company has a focused effort on the spend for software development projects that will result in in increasing its revenue. See discussion and analysis in “Research and development costs” above.

Financing cash flow activities

	Nine months Ended
(in thousands)	October 31, 2021	October 31, 2020
Proceeds from issuance of common stock	$16,100	$—
Payments for costs directly attributable to the issuance of common stock	(1,313)	—
Proceeds of term loan payable	10,000	2,301
Payments related to settlement of employee shared based awards	(380)	(168)
Payment for deferred financing costs	(168)	—
Principal repayments on term loan	—	(4,000)
Payment of royalty liability	—	(500)
Other	(3)	—
Net cash provided by (used in) financing activities	$24,236	$(2,367)

The cash provided by financing activities for the nine months ended October 31, 2021, was primarily from the public Offering of the Company’s common stock, which closed on March 2, 2021. Refer to Note 7 – Equity for additional information. Additionally, the Company received proceeds of $10,000,000 as a result of the Second Amended Loan and Security Agreement entered into on August 26, 2021. Refer to Note 5 – Debt for additional information. The cash used in financing activities for the nine months ended October 31, 2020 was primarily the result of the repayment of the Company’s term loan on February 24, 2020, upon the closing of the sale of the ECM Assets. The Company was required to repay the term loan at close and funding of the sale of the ECM Assets. Additionally, the Company filed for, and received, a PPP loan in the amount of $2,301,000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of October 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2021. Avelead, which was acquired on August 16, 2021, was excluded from the scope of the assessment of the effectiveness of our disclosure controls and procedures as of October 31, 2021.

Changes in Internal Control over Financial Reporting

On August 16, 2021, the Company completed the acquisition of Avelead (Refer to Note 3 – Business Combination and Divestiture in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for further information on the Avelead acquisition). In accordance with the general guidance issued by the staff of the SEC, Avelead will be excluded from the scope of management’s report on internal control over financial reporting for the year ending January 31, 2022. As part of the ongoing integration of Avelead, we are in the process of incorporating the controls and related procedures. Other than incorporating the Avelead controls, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the acquisition, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this report fairly, in all material respects, our financial condition and results of operations as of and for the three and nine months ended October 31, 2021.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. We are not aware of any legal matters that could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Item 1A. RISK FACTORS –

An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described in our Annual Report on Form 10-K for the year ended January 31, 2021 which Annual Report includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as disclosed in our Annual Report, other than as set forth below. Nevertheless, many of the risk factors disclosed in Item 1A of our Annual Report have been, and we expect will continue to be aggravated by the impact of the ongoing COVID-19 pandemic. If any of the risks develop into actual events, our business, financial condition, or results of operations could be negatively affected, the market price of our common stock or other securities could decline, and you may lose all or part of your investment.

One factor, that has arisen due to the Avelead acquisition,(Refer to Note 3 – Business Combination and Divestiture in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”) is our ability to maintain effective internal control over financial reporting, as follows:

If we are unable to maintain effective internal control over financial reporting, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial statements.

We are in the process of integrating our internal control over financial reporting and our other control environments with those of Avelead. In the course of integration, we may encounter difficulties and unanticipated issues combining our respective accounting systems due to the complexity of our financial reporting processes. We may also identify errors or misstatements that could require accounting adjustments. If we are unable to integrate and maintain effective internal control over financial reporting of the combined company, timely or at all, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 8, 2021, the Company issued to 180 Consulting an aggregate of 128,415 shares of common stock as compensation for services previously rendered during the six months ended July 31, 2021. Such shares were issued pursuant to the Master Services Agreement, effective March 19, 2020, by and between the Company and 180 Consulting and related statements of work. The shares were issued in a private placement in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

The Company also issued 5,021,972 shares of its restricted common stock (the “Acquisition Restricted Common Stock”) as a portion of the aggregate consideration for the purchase of Avelead. The Acquisition Restricted Common Stock has a fair value as of the closing date of the acquisition of $6.5 million. The shares were issued in a private placement in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

The following table sets forth information with respect to our repurchases of common stock during the three months ended October 31, 2021:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price Paid	Announced Plans or	under the Plans or
	(1)	per Share	Programs	Programs
August 1 - August 31	—	$—	—	—
September 1 - September 30	49,813	1.77	—	—
October 1 - October 31	—	—	—	—
Total	49,813	$1.77	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended October 31, 2021.

Item 6. EXHIBITS

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Unit Purchase Agreement by and among Streamline Health Solutions, Inc., Avelead Consulting, LLC, Jawad Shaikh and Badar Shaikh, dated as of August 16, 2021 (Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K, filed August 18, 2021).
3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed September 15, 2014).
3.2	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed May 24, 2021).
3.3	Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014 (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed April 3, 2014).
10.1	Restricted Stock Agreement by and between Streamline Health Solutions, Inc. and Jawad Shaikh, dated as of August 16, 2021 (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed August 18, 2021).
10.2	Restricted Stock Agreement by and between Streamline Health Solutions, Inc. and Badar Shaikh, dated as of August 16, 2021 (Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K, filed August 18, 2021).
10.3	Employment Agreement, dated as of August 16, 2021, by and between Avelead Consulting, LLC and Jawad Shaikh (Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K, filed August 18, 2021).
10.4	Second Amended and Restated Loan and Security Agreement, dated August 26, 2021, by and among Streamline Health Solutions, Inc., Streamline Health, Inc., Streamline Pay & Benefits, LLC, Streamline Consulting, LLC, Avelead Consulting LLC and Western Alliance Bank (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed August 26, 2021).
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: December 14, 2021	By:	/S/ WYCHE T. “TEE” GREEN, III
Wyche T. “Tee” Green, III Chief Executive Officer

DATE: December 14, 2021	By:	/S/ Thomas J. Gibson
Thomas J. Gibson
Chief Financial Officer

