Form 10-K
period 2022-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2022-04-28
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2022

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

2400 Old Milton Pkwy., Box 1353

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed using the closing price as reported by The NASDAQ Stock Market, Inc. for the Registrant’s Common Stock on July 31, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was $47,822,381.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value per share, as of April 18, 2022 was 48,104,880.

Documents incorporated by reference:

Information required by Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2022 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended January 31, 2022.

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K (the “Report”) and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. These statements about future events and expectations are “forward-looking” within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this Report, both Part I, Item 1, “Business,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. In addition, our senior management makes forward-looking statements to analysts, investors, the media, and others. Statements with respect to expected revenue, income, receivables, backlog, customer attrition, acquisitions and other growth opportunities, sources of funding operations and acquisitions, the integration of our solutions, the performance of our channel partner relationships, the sufficiency of available liquidity, research and development, and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described in Part I, Item 1A, “Risk Factors” herein, and the other cautionary statements in other documents we file with the SEC, including the following:

●	competitive products and pricing;

●	product demand and market acceptance;

●	entry into new markets;

●	the extent to which health epidemics and other outbreaks of communicable diseases, including the ongoing coronavirus, or COVID-19, pandemic and the efforts to mitigate it, could disrupt our operations and/or materially and adversely affect our business and financial conditions;

●	the possibility that any of the anticipated benefits of the acquisition of Avelead Consulting, LLC (“Avelead”) will not be realized or will not be realized within the expected time period, the businesses of the Company and the Avelead segment may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, or revenues following the Avelead acquisition may be lower than expected;

●	new product and services development and commercialization;

●	key strategic alliances with vendors and channel partners that resell our products;

●	uncertainty in continued relationships with customers due to termination rights;

●	our ability to control costs;

●	availability, quality and security of products produced and services provided by third-party vendors;

●	the healthcare regulatory environment;

●	potential changes in legislation, regulation and government funding affecting the healthcare industry;

●	healthcare information systems budgets;

●	availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems;

●	the success of our relationships with channel partners;

●	fluctuations in operating results;

●	our future cash needs;

●	the consummation of resources in researching acquisitions, business opportunities or financings and capital market transactions;

●	the failure to adequately integrate past and future acquisitions into our business;

●	critical accounting policies and judgments;

●	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other standard-setting organizations;

●	changes in economic, business and market conditions impacting the healthcare industry and the markets in which we operate;

●	our ability to maintain compliance with the terms of our credit facilities; and

●	our ability to maintain compliance with the continued listing standards of the Nasdaq Capital Market (“Nasdaq”).

Some of these factors and risks have been, and may further be, exacerbated by the COVID-19, pandemic.

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

PART I

Item 1. Business

Company Overview

Incorporated in 1989, Streamline Health Solutions, Inc. is a provider of solutions and services in the middle of the revenue cycle for healthcare providers throughout the United States and Canada. Streamline Health’s technology helps hospitals improve their financial performance by moving later revenue cycle interventions earlier in the process to optimize their coding accuracy for every patient encounter prior to bill submission. By improving coding accuracy before billing, providers can reduce revenue leakage, mitigate the risk of overbilling, and reduce days in accounts receivable. This enables providers to achieve more predictable revenue streams using technology rather than manual intervention.

The Company provides computer software-based solutions, professional consulting and auditing and coding services, which capture, aggregate, and translate structured and unstructured data to deliver intelligently organized, easily accessible predictive insights to its customers. Hospitals and physician groups use the knowledge generated by Streamline Health to help them improve their financial performance.

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

As part of the Company’s strategic expansion into the revenue cycle management, acute-care healthcare space, the Company acquired all of the equity interests of Avelead Consulting, LLC on August 16, 2021 on a cash- and debt-free basis.

Unless the context requires otherwise, references to “Streamline Health,” the “Company,” “we,” “us” and “our” in this Report are intended to mean Streamline Health Solutions, Inc. and its wholly-owned subsidiaries. All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following calendar year.

Solutions

The Company offers solutions and services to assist its customers in revenue cycle management including its two flagship technologies eValuatorTM and Avelead Rev ID™. eValuator provides 100% automated coding analysis prior to billing. Rev ID offers reconciliation of clinical activity to patient billing records prior to billing. In addition, the Company offers an array of professional services, including system implementation and coding audit solutions and other software solutions such as Coding and Clinical Documentation Improvement (CDI), Avelead Compare and Financial Management. The Company’s solutions and services are designed to improve the flow of critical patient information throughout the enterprise. The solutions and services help to transform and structure information between disparate information technology systems into actionable data, giving the end user comprehensive access to clinical and business intelligence to enhance billing accuracy and decision-making. Solutions can be accessed securely through SaaS or delivered either by a perpetual license or by a fixed-term license installed locally.

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

Avelead RevID Automated Revenue Reconciliation – RevID is a cloud-based SaaS automated charge reconciliation tool. RevID identifies discrepancies between a provider’s clinical and billing departments and ensures that every medical service is tracked, accounted for, and ultimately accurately billed thereby reducing revenue leakage. RevID functions on a pre-bill basis, allowing providers to catch mistakes and discrepancies prior to bill-drop.

Avelead Data Comparison Engine (“DCE”, “Avelead Compare”) – Avelead Compare is a cloud-based SaaS system synchronization module that compares different software hospitals use within their daily operations. Avelead Compare operates continuously and automates the comparison of multiple software systems to identify any discrepancies or errors occurring across all systems on a daily basis. Additionally, the Avelead Compare module can be utilized as a maintenance check when a hospital adds additional content or hires new physicians. It can also be utilized when a hospital converts to a new system within the hospital enabling transparent, continuous, up-to-date notifications as to what has been built and what needs to be built.

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

Patient Care Solution – Outside the Company’s primary focus of solutions in the middle of the revenue cycle for healthcare providers, the Company’s Clinical Analytics solution enables customers to improve their patient care via cohort building and data visualization, fostering an open, continuous learning culture inside a healthcare organization. Providers using Clinical Analytics are empowered with real-time, on-demand predicative insight for improved patient outcomes. The last customer on this product did not renew in June 2020, and accordingly, the Company has no revenue or cost associated with Patient Care Solutions since that date.

Services

Audit and Coding Services — The Company provides technology-enabled audit and coding services to help customers review and optimize their internal clinical documentation and coding functions across the applicable segment of the customer’s enterprise. The Company provides these services using experienced auditors and its eValuator proprietary software to improve the targeting of records with the highest likelihood of requiring an audit. The audit services are provided for inpatient DRG coding auditing, outpatient APC auditing, HCC auditing and Physician/Pro-Fee services coding and auditing.

Software Services – Software services relates to implementation of our core software modules, including data collection, configuration of the software based on the customers’ needs, training and support. Support services include non-specified upgrades to the software.

Professional Services – The Company’s professional services are typically associated with hospital revenue cycle assistance and include troubleshooting, staff augmentation and “adhoc” services. Services may include, but are not limited to, review of workflow processes, development and optimization of new workflows, optimization of interfaces, performance of audits and reconciliations, interim resources and project management of system implementations or conversions

Cerner Command Language (CCL) Reporting – CCL writers provide reports that offer visibility into the revenue cycle from patient access through collections. CCL is a programming language that is designed to streamline the query process in Cerner databases utilized by healthcare systems. CCL reports provide data necessary for compliance and efficiency.

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

Discontinued Operations

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

During fiscal 2021, one individual customer accounted for 10% or more of our continuing operations revenue and represented approximately $2.6 million of total continuing operations revenue. During fiscal 2020, no one individual customer accounted for 10% or more of our continuing operations revenue. Three customers represented 24%, 16%, and 15%, respectively, of continuing operations accounts receivable as of January 31, 2022 and four customers represented 31%, 16%, 14% and 13%, respectively, of continuing operations accounts receivable as of January 31, 2021. Many of our customers are invoiced on an annual basis.

For more information regarding our major customers, please see “Risks Relating to Our Business - Our sales have been concentrated in a small number of customers” in Part 1, Item 1A, “Risk Factors” herein.

Acquisitions and Divestitures

The Company regularly evaluates opportunities for acquisitions and divestitures for portions of the Company that may not align with current growth strategies.

The Company acquired all of the equity interests of Avelead as part of the Company’s strategic expansion into the revenue cycle management, acute-care healthcare space. The acquisition was completed on August 16, 2021. The aggregate consideration for the purchase of Avelead was approximately $29.7 million (at fair value) consisting of (i) $12.5 million in cash, net of cash acquired, (ii) $6.5 million in common stock, and (iii) approximately $10.7 million in contingent consideration. The Company issued 5,021,972 shares of its restricted common stock to Avelead equity holders in connection with the acquisition. See Note 3 - Business Combination and Divestiture to our consolidated financial statements included in Part II Item 8, “Financial Statements and Supplementary Data” for additional information regarding the acquisition.

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

Business Segments

We manage our business as one single business segment. Under ASC 280-10-50-11, two or more operating segments may be aggregated into a single operating segment if they are considered to be similar. Operating segments are considered to be similar if they can be expected to have essentially the same economic characteristics and future prospects. Using the aggregation guidance, the Company determined that it has one operating segment due to the similar economic characteristics of the Company’s products, product development, distribution, regulatory environment and customer base as a provider of computer software-based solutions and services for acute-care healthcare providers. The Company has two reporting units for evaluation of intangible assets, Streamline Solutions and Avelead Solutions. For our total assets at January 31, 2022 and 2021 and total revenue and net loss for the fiscal years ended January 31, 2022 and 2021, see our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” herein.

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

The Company also generally provides software and SaaS customers professional services for implementation, integration, process engineering, optimization and training. These services and the associated fees are separate from the license, maintenance and access fees. Professional services are provided on either a fixed-fee or hourly arrangements billable to customers based on agreed-to payment milestones (fixed fee) or monthly payment structure on hours incurred (hourly). These services can either be included at the time the related locally installed software or SaaS solution is licensed as part of the initial purchase agreement or added as an addendum to the existing agreement for services required after the initial implementation. The Company recognizes revenue for implementation for certain of its eValuator SaaS solution over the contract term, as it has been determined that those implementation services are not a distinct performance obligation, whereas for other SaaS and Software solutions such as CDI, RevID and Compare, it has been determined that its implementation services are a distinct performance obligation and, accordingly, are recognized separately as professional services.

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

Associates

As of January 31, 2022, the Company had 134 employees; a net increase of 67 employees during fiscal 2021. Of this increase in employees, 59 were part of the Avelead acquisition. All employees are full-time employees. The Company utilizes independent contractors to supplement its staff, as needed. None of the Company’s associates are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good. The Company’s success depends, to a significant degree, on its management, sales and technical personnel.

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

The RevID product has little direct competition. The Company believes RevID’s automated charge reconciliation technique, and the frequency of charge reconciliation RevID enables are unique in the industry. There are products that purport to provide similar services, including nThrive’s Charge Capture Audit Tool and CloudMed’s ReVint Tool set. The Company anticipates that additional competition may develop as pre-bill, daily charge reconciliation becomes a standard within the industry.

The Avelead DCE product has little direct competition. The Company believes that few engines exist that can accurately compare the various software systems used by hospitals, examples of other products include Vitalware, Craneware and nThrive’s Chargemaster toolkit. DCE is unique in that it can be easily tuned to work with a wide array of hospital systems to create a bespoke offering for specific clients, easing transitions to new platforms or as an ongoing maintenance check tool.

Regarding our Coding and CDI Solutions, eValuator Coding Analysis Platform, and Financial Management Solutions, several companies historically have dominated the clinical information system software market. The industry is undergoing consolidation and realignment as companies position themselves to compete more effectively. Strategic alliances between vendors of other healthcare systems are increasing. Barriers to entry to this market include technological and application sophistication, the ability to offer a proven product, creating and utilizing a well-established customer base and distribution channels, brand recognition, the ability to operate on a variety of operating systems and hardware platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities. The Company has many competitors including clinical information system vendors that are larger, more established and have substantially more resources than the Company.

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

Environmental Matters

We believe we are compliant in all material aspects with all applicable environmental laws. We do not anticipate that such compliance will have a material effect on capital expenditures, earnings or the competitive position of our operations.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that guides and binds each of our employees, officers and directors which is available on the “Investor Relations” page of our website, www.streamlinehealth.net, under the “Corporate Governance” tab. We use an anonymous compliance hotline for employees and outside parties to report potential instances of noncompliance.

Available Information

Copies of documents filed by the Company with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports and statements, if any, can be found at the website http://investor.streamlinehealth.net as soon as practicable after such material is electronically filed with, or furnished to, the SEC. The information contained on the Company’s website is not part of, or incorporated by reference into, this Report. Copies can be downloaded free of charge from the Company’s website or directly from the SEC website, https://www.sec.gov. Also, copies of the Company’s annual report on Form 10-K will be made available, free of charge, upon written request to the Company, attention: Corporate Secretary, 2400 Old Milton Pkwy, Box 1353, Alpharetta, GA 30009.

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

Our revenues have been concentrated in a relatively small number of large customers, and we have historically derived a substantial percentage of our total continuing operations revenue from a few customers. For fiscal years ended January 31, 2022 and 2021, our five largest customers accounted for 40% and 39%, respectively, of our total continuing operations revenue. If one or more customers terminate all or any portion of a master agreement, delay installations or if we fail to procure additional agreements, there could be a material adverse effect on our business, financial condition and results of operations. See Note 9 - Major Customers to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, herein for further information regarding representation of the Company’s largest individual major customers.

The ongoing COVID-19 pandemic and resulting adverse economic conditions has had and will likely continue to have an adverse effect on our business, results of operations and financial condition.

The global outbreak of the coronavirus disease (COVID-19), which the World Health Organization characterized as a “pandemic” in March 2020, has resulted in a crisis affecting economies and financial markets worldwide. The pandemic, and its attendant economic damage, has had an adverse impact on our revenue and may continue to adversely affect our business, results of operations and financial condition. The ultimate extent of its impact on us will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and actions taken to contain COVID-19 or treat its impact, among others. These and other potential impacts of COVID-19 could therefore continue to materially and adversely affect our business, results of operations and financial condition.

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

We have adjusted our business practices to combat the effects of COVID-19 by closing the Company’s primary corporate office, restricting employee travel, implementing social distancing and additional sanitary measures. These actions are being taken in response to recommendations issued by local, state and national government authorities. There has been no further reduction in the Company’s workforce as a result of the COVID-19 pandemic since these initial adjustments, but we are not certain as to whether any additional reductions may be necessary in order to combat the effects of COVID-19-related closures or economic downturns. We continue to closely monitor the events and impacts relating to the on-going COVID-19 pandemic, which has impacted and could further adversely impact the Company’s business, results of operations and financial condition.

Over the last several years, we have completed acquisitions, including the acquisition of Avelead in the third quarter of 2021, and may undertake additional acquisitions in the future. Any failure to adequately integrate past and future acquisitions into our business could have a material adverse effect on us.

Acquisitions will require that we integrate into our existing operations separate companies that historically operated independently or as part of another, larger organization, and had different systems, processes and cultures. Acquisitions may require integration of finance and administrative organizations and involve exposure to different legal and regulatory regimes in jurisdictions in which we have not previously operated.

Over the last several years, we have completed acquisitions of businesses through asset and stock purchases, including the acquisition of Avelead in the third quarter of 2021. We expect that we will make additional acquisitions in the future.

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

If we fail to successfully integrate Avelead or any other acquired businesses or fail to implement our business strategies with respect to acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses, which could have an adverse effect on our business and financial condition.

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

We may not see the anticipated market interest or growth in our eValuator platform. In addition, coding audit services and associated software and technologies represent a new market for the Company, and we may not see the anticipated market interest or growth due to being a new player in the industry.

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

Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our cybersecurity. Our SaaS solutions are provided over an internet connection and any breach of security or confidentiality of protected health information could expose us to significant expense and harm our reputation.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from a variety of causes, including computer viruses, malware, intentional or accidental mistakes or errors by users with authorized access to our computer systems, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, or attachments to emails. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, non-U.S. governments, extra-state actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

We provide remote SaaS solutions for customers, including the storage of critical patient, financial and administrative data. We have security measures in place to prevent or detect misappropriation of protected health information. We must maintain facility and systems security measures to preserve the confidentiality of data belonging to customers, as well as their patients, that resides on computer equipment in our data center, which we handle via application hosting services, or that is otherwise in our possession. Notwithstanding efforts undertaken to protect data, it can be vulnerable to infiltration as well as unintentional lapse. If any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could face claims for contract breach, penalties and other liabilities for violation of applicable laws or regulations, significant costs for remediation and re-engineering to prevent future occurrences and serious harm to our reputation.

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting businesses such as ours. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclose information or unwittingly provide access to systems or data. We can provide no assurance that our current IT systems, software, or third-party services, or any updates or upgrades thereto will be fully protected against third-party intrusions, viruses, hacker attacks, information or data theft or other similar threats.

Legislative or regulatory action in these areas is also evolving, and we may be unable to adapt our IT systems to accommodate these changes. We have experienced and expect to continue to experience sophisticated attempted cyber-attacks of our IT networks. Although none of these attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future.

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

On August 26, 2021, the Company and its subsidiaries entered into the Second Amended and Restated Loan and Security Agreement with Bridge Bank. Pursuant to the Second Amended and Restated Loan and Security Agreement, Bridge Bank agreed to provide the Company and its subsidiaries with a new term loan facility in the maximum principal amount of $10,000,000. Amounts outstanding under the term loan of the Second Amended and Restated Loan and Security Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. Pursuant to the Second Amended and Restated Loan and Security Agreement, the Company discontinued the existing $3,000,000 revolving credit facility with Bridge Bank. At the time of the discontinuance, there was no outstanding balance on the revolving credit facility.

The Second Amended and Restated Loan and Security Agreement has a five-year term, and the maximum principal amount was advanced in a single-cash advance on or about the closing date. Interest accrued under the Second Amended and Restated Loan and Security Agreement is due monthly, and the Company shall make monthly interest-only payments through the one-year anniversary of the closing date. From the first anniversary of the closing date through the maturity date, the Company shall make monthly payments of principal and interest that increase over the term of the agreement. The Second Amended and Restated Loan and Security Agreement requires principal repayments of $500,000 in the second year, $1,000,000 in the third year, $2,000,000 in the fourth year, and $3,000,000 in the fifth year, respectively, with the remaining outstanding principal balance and all accrued but unpaid interest due in full on the maturity date. The Second Amended and Restated Loan and Security Agreement may also require early repayments if certain conditions are met. The Second Amended and Restated Loan and Security Agreement is secured by substantially all of the assets of the Company, its subsidiaries, and certain of its affiliates.

If we do not maintain compliance with all of the continuing covenants and other terms and conditions of our existing credit facilities or secure a waiver for any non-compliance, we could be required to repay outstanding borrowings on an accelerated basis, which could subject us to decreased liquidity and other negative impacts on our business, results of operations and financial condition. Furthermore, if we needed to do so, it may be difficult for us to find an alternative lending source. In addition, because our assets are pledged as a security under our credit facilities, if we are not able to cure any default or repay outstanding borrowings, our assets are subject to the risk of foreclosure by our lenders. Without a sufficient credit facility, we would be adversely affected by a lack of access to liquidity needed to operate our business. Any disruption in access to credit could force us to take measures to conserve cash, such as deferring important research and development expenses, which measures could have a material adverse effect on us.

Economic conditions in the U.S. and globally may have significant effects on our customers and suppliers that could result in material adverse effects on our business, operating results and stock price.

Economic conditions in the U.S. and globally could deteriorate and cause the worldwide economy to enter into a stagnant period that could materially adversely affect our customers’ access to capital or willingness to spend capital on our solutions and services or their levels of cash liquidity with which to pay for solutions that they will order or have already ordered from us. In addition, the ongoing conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The U.S. government, and other governments in jurisdictions in which we operate, have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, partners or customers. Challenging economic conditions also would likely negatively impact our business, which could result in: (1) reduced demand for our solutions and services; (2) increased price competition for our solutions and services; (3) increased risk of collectability of cash from our customers; (4) increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; (5) reduced revenues; and (6) higher operating costs as a percentage of revenues.

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

Our operating results have fluctuated from quarter-to-quarter in the past, and we may experience continued fluctuations in the future. Future revenues and operating results may vary significantly from quarter-to-quarter as a result of a number of factors, many of which are outside of our control. These factors include: the relatively large size of customer agreements; unpredictability in the number and timing of software licenses and sales of application hosting services; length of the sales cycle; delays in installations; changes in customers’ financial conditions or budgets; increased competition; the development and introduction of new products and services; the loss of significant customers or remarketing partners; changes in government regulations, particularly as they relate to the healthcare industry; the size and growth of the overall healthcare information technology markets; any liability and other claims that may be asserted against us; our ability to attract and retain qualified personnel; national and local general economic and market conditions; and other factors discussed in this Report and our other filings with the SEC.

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

As of January 31, 2022, we had no shares of preferred stock outstanding.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In March 2020, the Company moved its principal offices to a subleased office space at 11800 Amber Park Drive, Suite 125, Alpharetta, Georgia 30009. The office space totals 7,409 square feet and the sublease expires on March 31, 2023. In October 2021, we subleased this space to a third party for the remaining lease period.

On August 16, 2021, contemporaneous with the acquisition of Avelead, the Company assumed a lease of office space at 1172 Satellite Boulevard NW, Office Suite 100, Suwannee, Georgia 30024. The lease expires on February 28, 2022. The lease was renewed in February 2022 for one year at substantially the same terms. The tenant of the lease is an entity controlled by the former owner and current President and Chief Executive Officer of Avelead.

Prior to occupying the subleased office space located in Alpharetta, Georgia, the Company occupied shared office space under a membership agreement which provides for membership fees based on the number of contracted seats.

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

According to the Company’s stock transfer agent’s records, the Company had 228 stockholders of record as of April 18, 2022. Because brokers and other institutions on behalf of stockholders hold many of such shares, the Company is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. The Company estimates that it has approximately 249   stockholders, based on information provided by the Company’s stock transfer agent from its search of individual participants in security position listings.

The Company has never declared or paid any cash dividends on its common stock and does not currently intend to do so for the foreseeable future. The Company currently intends to invest its future earnings, if any, to fund its growth.

For the fiscal year ended January 31, 2022, we issued an aggregate of 205,374 shares of common stock to 180 Consulting (as defined below) as compensation for services provided pursuant to the Master Services Agreement, effective March 19, 2020, by and between the Company and 180 Consulting and related statements of work. The shares were issued in a series of private placements in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder and the certificates representing such shares have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

180 Consulting has earned, cumulatively, through the Master Services Agreement, 521,077 shares of common stock through January 31, 2022. 78,031 shares of common stock were earned but not issued as of the end of our fiscal year ended January 31, 2022. In May 2021, the Company filed a Registration Statement on Form S-3 to register 248,424 shares of stock that were previously issued to 180 Consulting pursuant to Rule 416 of the Securities Act of 1933. See Note 12 – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

The following table sets forth information with respect to our repurchases of common stock during the three months ended January 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
November 1 - November 30	—	—	—	—
December 1 - December 31	39,016	$1.49	—	—
January 1 - January 31	20,891	1.37	—	—
Total	59,907	$1.45	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended January 31, 2022.

Item 6. [Reserved]

.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company has determined it could best assist healthcare providers in improving their revenue cycle management by providing solutions and services in the middle portion of the revenue cycle, that is, the revenue cycle operations from initial charge capture to bill drop. We continue to make decisions supporting our focus in the middle of the revenue cycle. Our healthcare provider customers are acute-care hospitals and related clinics.

In late fiscal 2017, the Company introduced a new product for the middle of the revenue cycle, eValuator. This product has significant implications to the timing and accuracy of our customers’ invoicing through rules that are created to review the accuracy of invoicing prior to the physical invoices being released. This is a notable change to existing processes of our customers. The development activities continued through the end of fiscal 2018. There are continued development efforts planned for eValuator in fiscal 2022, generally, in the same levels as fiscal 2021.

In August 2021, the Company acquired Avelead, a national provider of consulting services and software solutions focused on the middle of the revenue cycle. Avelead’s flagship RevID software solution is a unique automated charge reconciliation tool that identifies discrepancies between a provider’s clinical and billing departments, ensuring that every medical service is tracked, accounted for, and ultimately accurately billed, thereby reducing revenue leakage. RevID’s 24-hour charge reconciliation is a significant improvement over legacy charge reconciliation methods in use today. There are significant development activities planned for RevID, and other Avelead solutions in fiscal 2022.

With the focus on the middle of the revenue cycle, the Company is committed to leading an industry movement to improve hospitals’ financial performance by moving billing interventions upstream, to improve coding accuracy before billing, enabling our customers to reduce revenue leakage, mitigate both under-billing and over-billing risk, and reduce denials and days in accounts receivable.

By narrowing our focus to the middle of the revenue cycle, we believe there is a distinct and compelling value proposition that can help us attract more customers. By innovating new technologies, we have been able to expand our target markets beyond just hospitals and into outpatient centers, clinics and physician practices. Our revenue cycle solutions like eValuator, CDI, Abstracting, RevID, and Avelead Compare are competitive in the market and enabled us to engage eight significant new customers in fiscal 2021. These eight new customers are some of the largest names in healthcare as we have focused our salesforce on industry-leading customers whose processes are often duplicated by smaller facilities.

Acquisitions and Divestitures:

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

On August 16, 2021, the Company completed an acquisition of Avelead, a recognized leader in providing solutions and services to improve Revenue Integrity for healthcare providers nationwide. The Company believes Avelead’s solutions will complement and extend the value the Company can deliver to its customers. Refer to Note 3 – Business Combination and Divestiture in our consolidated financial statements included in Part I, Item I, “Financial Statements” for further information on the Avelead acquisition.

Macro-Economic Conditions:

Regardless of the state of the Affordable Care Act, the healthcare industry continues to face sweeping changes and new standards of care that are putting greater pressure on healthcare providers to be more efficient in every aspect of their operations. We believe these changes represent ongoing opportunities for our Company to work with our direct customers and various resellers to provide information technology solutions to help providers meet these new requirements.

Near the end of the Company’s fiscal year ended January 31, 2020, the COVID-19 pandemic emerged globally, and it continued through the Company’s fiscal year ended January 31, 2022. The pandemic, and its attendant economic damage, has had an adverse impact on our revenue and may continue to adversely affect our business, results of operations and financial condition. The ultimate extent of its impact on us will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and actions taken to contain COVID-19 or treat its impact among others. These and other potential impacts of COVID-19 could therefore continue to materially and adversely affect our business, results of operations and financial condition.

In addition, the U.S. government, and other governments in jurisdictions in which we operate, have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, partners or customers.

Results of Operations

Statements of Operations for the fiscal years ended January 31 (in thousands):

	2022 (2)	2021	$ Change	% Change
Software licenses	$1,057	$590	467	79%
Professional services	2,026	618	1,408	228%
Audit services	1,896	1,891	5	0%
Maintenance and support	4,323	4,586	(263)	(6)%
Software as a service	8,077	3,661	4,416	121%
Total revenues	17,379	11,346	6,033	53%
Cost of sales	8,577	5,689	2,888	51%
Selling, general and administrative	11,931	8,565	3,366	39%
Research and development	4,782	2,933	1,849	63%
Non-routine costs	2,856	—	2,856	100%
Loss on exit of operating lease	—	105	(105)	(100)%
Total operating expenses	28,146	17,292	10,854	63%
Operating loss	(10,767)	(5,946)	(4,821)	81%
Other income (expense), net	3,959	(113)	4,072	(3,604)%
Income tax (expense) benefit	(109)	1,260	(1,369)	(109)%
Loss from continuing operations	$(6,917)	$(4,799)	(2,118)	44%
Adjusted EBITDA(1)	$(2,037)	$(1,893)	(143)	8%

(1)	Non-GAAP measure meaning net earnings (loss) before net interest expense, tax expense (benefit), depreciation, amortization, stock-based compensation expense, transactional and other expenses that do not relate to our core operations. See “Use of Non-GAAP Financial Measures” below for additional information and reconciliation.

(2)	We acquired all of the equity interests of Avelead on August 16, 2021. All of the revenue and expenses associated with Avelead are included from that date to the end of the Company’s fiscal year ended January 31, 2022.

The following table sets forth, for each fiscal year indicated, certain operating data as percentages of total revenues:

Statements of Operations (1)

	Fiscal Year
	2021	2020
Software licenses	6.1%	5.2%
Professional services	11.7	5.4
Audit services	10.9	16.7
Maintenance and support	24.9	40.4
Software as a service	46.5	32.3
Total revenues	100.0%	100.0%
Cost of sales	49.4%	50.1%
Selling, general and administrative	68.7	75.5
Research and development	27.5	25.9
Non-Routine costs	16.4	—
Loss on exit of operating lease	—	0.9
Total operating expenses	162.0%	152.4%
Operating loss	(62.0)%	(52.4)%
Other expense, net	22.8	(1.0)
Income tax (expense) benefit	(0.6)	11.1
Loss from continuing operations	(39.8)%	(42.3)%

Cost of Sales to Revenues ratio, by revenue stream:
Software licenses	45.9%	84.9%
Services, maintenance and support	56.7%	46.3%
Software as a service	42.3%	52.1%

(1)	Because a significant percentage of the operating costs are incurred at levels that are not necessarily correlated with revenue levels, a variation in the timing of software licenses and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past results nor are they necessarily indicative of the future results of the Company in the near or long-term. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

Comparison of Fiscal 2021 with 2020

Revenues

	Fiscal Year		2021 to 2020 Change
(in thousands):	2021	2020	$	%
Software licenses:
Proprietary software - perpetual license	$582	$437	$145	33%
Term license	475	153	322	210%
Professional services	2,026	618	1,408	228%
Audit services	1,896	1,891	5	0%
Maintenance and support	4,323	4,586	(263)	(6)%
Software as a service	8,077	3,661	4,416	121%
Total Revenues	$17,379	$11,346	$6,033	53%

Proprietary software and term licenses — Proprietary software revenues recognized in fiscal 2021 were $582,000, as compared to $437,000 in fiscal 2020. The Company is experiencing a shift in business from perpetual software licenses to software as a service. The increase in fiscal 2021 revenues as compared to fiscal 2020 revenues was mainly driven by 3 larger perpetual license sales of our CDI & Abstracting that signed late in fiscal 2021. The software license sales come primarily from our channel partners. The Company has the ability to influence sales of these products; however, the timing is difficult to manage as sales are essentially the result of these channel partners. Term license revenue for fiscal 2021 increased $322,000 from fiscal 2020, to $475,000 as one large customers’ multi-year term license renewed during fiscal 2021.

Professional services — Revenues from professional services in fiscal 2021 were $2,026,000 as compared to $618,000 in fiscal 2020. The increase in professional services included $1,735,000 of Avelead professional services revenue recorded since the date of acquisition. The addition of Avelead professional services revenue was offset by a decline in the legacy professional services revenue of $327,000. This decrease was due to a slower sales cycle coupled with delays in ongoing implementation projects due to COVID-19. We anticipate an increase in professional services revenue in fiscal 2022 as a result of contracts signed at the end of fiscal 2021 in addition to expected fiscal 2022 bookings.

Audit services — Audit services revenue for fiscal 2021, as compared to fiscal 2020 revenue, remained flat. Looking ahead to fiscal 2022, the Company continues to see demand for on-shore, technically proficient auditors in the marketplace. The Company believes it has a competitive advantage utilizing eValuator for these professional services. The Company expects modest growth for its audit services business during fiscal 2022.

Maintenance and support — Revenues from maintenance and support in fiscal 2021 were $4,323,000 as compared to $4,586,000 in fiscal 2020. The decrease in maintenance and support revenue in fiscal 2021 was primarily driven by a decrease of $345,000 related to the Company’s sunsetting of the clinical analytics software and a customer cancellation. This decrease was partially offset by maintenance revenue on new contracts. The Company expects a slight decrease for the maintenance and support revenue for fiscal 2022 from pricing pressure and terminations offset with new sales.

Software as a service (SaaS) — Revenues from SaaS in fiscal 2021 were $8,077,000, as compared to $3,661,000 in fiscal 2020. The increases in SaaS revenue in fiscal 2021 include $2,790,000 of Avelead SaaS revenue recorded since the date of acquisition. The remaining increase in fiscal 2021 revenue was primarily attributable to growth associated with the Company’s eValuator product. The Company’s eValuator product had five significant sales during fiscal 2020 that resulted in full year revenue for fiscal 2021 compared to partial year revenue in fiscal 2020 resulting in an increase to revenue of 1,278,000 year over year. The Company’s eValuator product had five new significant sales during fiscal 2021 that resulted in an increase to fiscal 2021 revenue of $834,000 We experienced one customer termination during Fiscal 2021 resulting in an impact to fiscal 2021 revenue. The Company expects substantial growth in its SaaS business, year-over-year, and sequentially, in each quarter of fiscal 2022.

Cost of Sales

	Fiscal Year		2021 to 2020 Change
(in thousands):	2021	2020	$	%
Cost of software licenses	$485	$501	$(16)	(3)%
Cost of professional services	2,782	1,040	1,742	168%
Cost of audit services	1,559	1,558	1	0%
Cost of maintenance and support	334	684	(350)	(51)%
Cost of software as a service	3,417	1,906	1,511	79%
Total cost of sales	$8,577	$5,689	$2,888	51%

Total cost of sales includes personnel directly affiliated with earning the revenue, amortization of capitalized software expenditures, and royalties on third-party licensing of products used by the Company to deliver its solutions and services. The increase in total cost of sales includes $2,563,000 of Avelead cost of sales recorded since the date of acquisition. We incurred total amortization expense on internally developed software of $2,173,000 and $1,662,000 in fiscal 2021 and fiscal 2020, respectively.

Cost of software licenses consists of costs associated with amortization of capitalized software costs for our CDI & Abstracting Solutions. The change from fiscal 2020 to fiscal 2021 remained relatively flat due to lower capitalization rates for these software solutions.

The cost of professional services includes compensation and benefits for personnel and related expenses. The increase in cost of professional services for fiscal 2021 includes $1,517,000 related to Avelead Consulting since the date of acquisition. The remaining increase is attributable to an increase in employee costs related to compensation and benefits.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. These costs remained consistent, similar to revenue, from fiscal 2020 to fiscal 2021.

The cost of maintenance and support includes compensation and benefits for customer support personnel. Total cost of maintenance and support for fiscal 2021 includes $40,000 related to Avelead since the date of acquisition. The addition of expense from the Avelead acquisition was offset by a decrease in cost of maintenance and support from fiscal 2020 to fiscal 2021 resulting from a reduction of salary and salary related expenses for employees that were terminated or reassigned to other products. The Company was able to redeploy existing resources to mitigate costs on certain legacy products.

The cost of SaaS solutions consists of costs (i) associated with amortization of capitalized software costs for our eValuator, Financial Management, Avelead RevID and Avelead Compare Solutions, (ii) royalties payable to third-parties for use of their coding related content, and (iii) personnel and network related expenses to provision the application for each customer. The increase in cost of SaaS for fiscal 2021 includes $1,006,000 related to Avelead since the date of acquisition. The number of eValuator projects placed into service in fiscal 2021 compared to fiscal 2020, in addition to the increased investment in eValuator during fiscal 2021, resulted in an increase in related amortization expense of $195,000. The royalty and network related agreements are becoming variable as the cost is derived by attributes of the customer’s accessing the system. The royalties payable to third parties increased by $247,000 for fiscal 2021 compared to fiscal 2020. The growth in royalties payable is directly attributable to new customers beginning to use the system and triggering fees owed to the third-party coding content providers. The remaining year over year increase was driven by personnel related and infrastructure related expenses. The Company invested in additional personnel to support SaaS solutions as the customer base has been expanding. The Company anticipates the costs in these categories will continue to rise in fiscal 2022 as the Company continues to invest in eValuator and as new customers begin to use the system.

Selling, General and Administrative Expense

	Fiscal Year		2021 to 2020 Change
(in thousands):	2021	2020	$	%
General and administrative expenses	$7,896	$5,550	$2,346	42%
Sales and marketing expenses	4,035	3,015	1,020	34%
Total selling, general, and administrative expense	$11,931	$8,565	$3,366	39%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. The increase in general and administrative expenses for fiscal 2021 as compared to fiscal 2020 is primarily attributed to the Avelead acquisition, resulting in an additional $1,178,000 expense for fiscal 2021. There was also an increase of professional fees of $464,000 primarily attributable to the Avelead acquisition, along with expenses related to the Special Meeting of Stockholders held in connection with the Avelead acquisition. Further, share-based compensation was approximately $429,000 higher in the fiscal 2021 as compared to the prior year. The Company has previously announced an initial accelerated vesting schedule of granted equity awards for its executives in lieu of cash bonuses. These accelerated equity awards are causing a near-term increase in amortization of share-based compensation for fiscal 2021. The remaining increase is primarily driven by salaries and benefits associated with the Company’s increase in executive and administrative personnel.

Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. Sales and marketing expenses for fiscal 2021 increased by approximately $647,000, as compared to fiscal 2020, due to the Avelead acquisition. The remaining increases are primarily due to an increase in salaries and benefits associated with the Company’s expansion and upgrade of its direct and indirect sales personnel. The Company has had limited travel as a result of the COVID-19 pandemic. The Company has been productive using web-based meeting media to continue its sales and customer service processes. As hospitals open themselves up to visitors, the Company looks forward to resuming travel and meeting its customers and prospects face-to-face.

Research and Development

	Fiscal Year		2021 to 2020 Change
(in thousands):	2021	2020	$	%
Research and development expense	$4,782	$2,933	$1,849	63%
Plus: Capitalized research and development cost	1,431	1,825	(394)	(22)%
Total research and development cost	$6,213	$4,758	$1,455	31%

Research and development expenses consist primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects and an allocated portion of general overhead costs, including occupancy costs, if material. Total research and development costs for fiscal 2021 include $865,000 related to Avelead since the date of acquisition. The remaining increase was related to increased spend with our development partner. The Company continues to focus on and be more efficient in research and development activities on those products with its highest growth prospects, primarily eValuator. The Company expects fiscal 2022 total research and development spend to continue at approximately the same level as fiscal 2021. For fiscal 2021, as a percentage of revenue, total research and development costs were 36%. In fiscal 2021, the Company was awarded $39,000 from the State of Georgia for its annual research and development tax credit. At the end of fiscal 2021, the cumulative balance of unused research and development credits was $125,000. These research and development tax credits can be applied to current Georgia payroll taxes due. The fiscal 2022 and future research and development tax credits are expected to be higher than fiscal 2021 due to the acquisition of Avelead.

Non-Routine Costs

	Fiscal Year		2021 to 2020 Change
(in thousands):	2021	2020	$	%
Non-routine costs	$2,856	$—	$2,856	100%

Refer to Note 2 – Summary of Significant Accounting Policies - Other Operating Costs – Non-routine costs – in the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further details with respect to Non-routine costs. The Non-routine costs for fiscal 2021 are primarily related to the transaction costs of Avelead acquisition and executive bonuses that were transactional in nature.

Loss on Exit of Operating Lease

	Fiscal Year		2021 to 2020 Change
(in thousands):	2021	2020	$	%
Loss on exit of operating lease	$—	$105	$(105)	(100)%

Refer to Note 4 – Operating Leases in our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further details with respect to the Company’s former shared office arrangement in Atlanta. In fiscal 2020, we recorded $105,000 in cost related to the remaining payments required under the agreement with the landlord on shared office space in Atlanta that was abandoned when the Company entered a new lease for office space in Alpharetta, Georgia.

Other Income (Expense)

	Fiscal Year		2021 to 2020 Change
(in thousands):	2021	2020	$	%
Interest expense	$(236)	$(51)	$(185)	(363)%
Loss on early extinguishment of debt	(43)	—	(43)	(100)%
Other	1,911	(62)	1,973	3,182%
PPP Loan Forgiveness	2,327	—	2,327	100%
Total other income (expense)	$3,959	$(113)	$4,072	3604%

Interest expense consists of interest associated with the term loan, deferred financing costs, and less interest related to capitalization of software. Interest expense increased for fiscal 2021 from the prior year primarily due to the $10,000,000 term loan with Bridge Bank (Refer to Note 5 – Debt in the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”).

On March 2, 2021, the Company entered into an Amended and Restated Loan and Security Agreement, which replaced and superseded the Loan and Security Agreement. This revolving credit facility was replaced with the Second Amended and Restated Loan and Security Agreement that was put in place on August 26, 2021. Accordingly, the Company wrote off $43,000 of deferred financing costs from this loan as a loss on extinguishment of debt

Other income for fiscal year includes a valuation adjustment of $1,851,000, related to the earnout liabilities associated with the Avelead acquisition (Refer to Note 3 – Business Combination and Divestiture of the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”), and $64,000 related to the sublease of the Alpharetta location (Refer to Note 4 – Operating Leases of the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”). Other expense for fiscal 2020 includes valuation adjustments on the Montefiore minimum royalty liability and certain foreign exchange transaction losses. Refer to Note 12 – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further information concerning the resolution of the Montefiore liability.

PPP Loan Forgiveness for fiscal 2021 reflects the financial impact of the $2,301,000 PPP loan along with the accrued interest of $26,000 being forgiven.

Provision for Income Taxes

For continuing operations for the fiscal 2021 and 2020, we recorded income tax expense of $109,000 and income tax benefit of $1,260,000, respectively, which is comprised of estimated federal, state, and local income tax provisions. The income tax benefit from continuing operations was netted with the income tax provision on discontinued operations as disclosed in prior filings resulting in $0 federal tax expense in fiscal 2020. The Company has a substantial amount of net operating losses for federal and state income tax purposes. For fiscal 2021, the net income tax expense is reported under continuing operations. Refer to Note 7 – Income Taxes – in the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more information on the Company’s adoption of ASU 2019-12.

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

These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of Company results as reported under GAAP. The Company compensates for such limitations by relying primarily on our GAAP results and using non-GAAP financial measures only as supplemental data. We also provide a reconciliation of non-GAAP to GAAP measures used. Investors are encouraged to carefully review this reconciliation. In addition, because these non-GAAP measures are not measures of financial performance under GAAP and are susceptible to varying calculations, these measures, as defined us, may differ from and may not be comparable to similarly titled measures used by other companies.

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share

We define: (i) EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation, amortization, share-based compensation expense, transaction related expenses, and other expenses that do not relate to our core operations such as severance and impairment charges; (iii) Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of GAAP net revenue; and (iv) Adjusted EBITDA per diluted share as Adjusted EBITDA divided by adjusted diluted shares outstanding. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EBITDA per diluted share are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the board and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure (primarily interest charges), asset base (primarily depreciation and amortization), items outside the control of the management team (taxes) and expenses that do not relate to our core operations including: transaction-related expenses (such as professional and advisory services), corporate restructuring expenses (such as severances) and other operating costs that are expected to be non-recurring in nature. Adjusted EBITDA removes the impact of share-based compensation expense, which is another non-cash item. Adjusted EBITDA per diluted share includes incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position.

The Board of Directors and management also use these measures (i) as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and (ii) as a performance evaluation metric in determining achievement of certain executive and associate incentive compensation programs.

Our lender uses a measurement that is similar to the Adjusted EBITDA measurement described herein to assess our operating performance. The lender under our Second Amended and Restated Loan and Security Agreement requires delivery of compliance reports certifying compliance with financial covenants, certain of which are based on a measurement that is similar to the Adjusted EBITDA measurement reviewed by our management and Board of Directors.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not measures of liquidity under GAAP or otherwise and are not alternatives to cash flow from continuing operating activities, despite the advantages regarding the use and analysis of these measures as mentioned above. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA per diluted share, as disclosed in this Report have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA and its variations are:

●	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	EBITDA does not reflect the interest expense, or the cash requirements to service interest or principal payments under our Second Amended and Restated Loan and Security Agreement;

●	EBITDA does not reflect income tax payments that we may be required to make; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

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

The following table reconciles EBITDA and Adjusted EBITDA to net loss from continuing operations, and Adjusted EBITDA per diluted share to loss per diluted share for the fiscal years ended January 31, 2022 and 2021 (amounts in thousands, except for share data). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss from continuing operations and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Fiscal Year
In thousands, except per share data	2021	2020
Adjusted EBITDA Reconciliation
Loss from continuing operations	$(6,917)	$(4,799)
Interest expense	236	51
Income tax expense (benefit)	109	(1,260)
Depreciation	68	64
Amortization of capitalized software development costs	1,848	1,662
Amortization of intangible assets	1,281	491
Amortization of other costs	449	359
EBITDA	(2,926)	(3,432)
Share-based compensation expense	2,216	1,403
Non-cash valuation adjustments to assets and liabilities	(1,851)	31
Non-routine Costs	2,856	—
Forgiveness of PPP Loan and accrued interest	(2,327)	—
Other non-recurring expenses	(48)	—
Loss on early extinguishment of debt	43	—
Loss on exit of operating lease	—	105
Adjusted EBITDA	$(2,037)	$(1,893)
Adjusted EBITDA margin (1)	(12)%	(17)%

Adjusted EBITDA per Diluted Share Reconciliation
Loss from continuing operations per common share — diluted	$(0.16)	$(0.16)
Net (loss) income per common share — diluted (3)	$(0.15)	$0.01
Adjusted EBITDA per adjusted diluted share (2)	$(0.05)	$(0.06)

Diluted weighted average shares (3)	42,815,239	30,152,383
Includable incremental shares — adjusted EBITDA (4)	458,335	488,359
Adjusted diluted shares	43,273,574	30,640,742

(1)	Adjusted EBITDA as a percentage of GAAP net revenues.

(2)	Adjusted EBITDA per adjusted diluted share for the Company’s common stock is computed using the treasury stock method.

(3)	Diluted weighted average shares and diluted EPS for our common stock method was computed using the treasury stock method.

(4)	The number of incremental shares that would be dilutive under an assumption that the Company is profitable during the reported period, which is only applicable for a period in which the Company reports a GAAP net loss. If a GAAP profit is earned in the reported periods, no additional incremental shares are assumed.

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

Revenue Recognition

The Company derives revenue from the sale of internally developed software, either by licensing for local installation or by a SaaS delivery model, through our direct sales force or through third-party resellers. Licensed, locally installed customers on a perpetual model utilize our support and maintenance services for a separate fee, whereas term-based locally installed license fees and SaaS fees include support and maintenance. The Company also derives revenue from professional services that support the implementation, configuration, training and optimization of the applications, as well as audit services and consulting services The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer. If we determine that we have not satisfied a performance obligation, we will defer recognition of the revenue until the performance obligation is deemed to be satisfied. Maintenance and support and SaaS agreements are generally non-cancellable or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform material obligations. However, if non-standard acceptance periods, non-standard performance criteria, or cancellation or right of refund terms are required, revenue is recognized upon the satisfaction of such criteria. Significant judgment is required to determine the standalone selling price (“SSP”) for each performance obligation, the amount allocated to each performance obligation and whether it depicts the amount that the Company expects to receive in exchange for the related product and/or service. The Company recognizes revenue for implementation for certain of its eValuator SaaS solution over the contract term, as it has been determined that those implementation services are not a distinct performance obligation. Services for other SaaS and Software solutions such as CDI, RevID and Compare, have been determined as a distinct performance obligation. For these agreements, the Company estimates SSP of its software licenses using the residual approach when the software license is sold with other services and observable SSPs exist for the other services. The Company estimates the SSP for maintenance, professional services, software as a service and audit services based on observable standalone sales.

Refer to Note 2 - Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information regarding our revenue recognition policies.

Allowance for Doubtful Accounts

Accounts and contract receivables are comprised of amounts owed the Company for solutions and services provided. Contracts with individual customers and resellers determine when receivables are due and payable. In determining the allowances for doubtful accounts, the unpaid receivables are reviewed periodically to determine the payment status based upon the most currently available information. During these periodic reviews, the Company determines the required allowances for doubtful accounts for estimated losses to reduce total receivables reported to reflect only the amounts expected to be paid.

Capitalized Software Development Costs

Software development costs for software to be sold, leased, or marketed are accounted for in accordance with Accounting Standards Codification (“ASC”) 985-20, Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and design phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to customers, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is included in Cost of software licenses on the consolidated statements of operations. Annual amortization is measured at the greater of a) the ratio of the software product’s current gross revenues to the total of current and expected gross revenues or b) straight-line over the remaining economic life of the software (typically two years). Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination.

Internal-use software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. The costs incurred in the preliminary stages of development are expensed as research and development costs as incurred. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software (typically three to four years). Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Amortization expense related to capitalized internal-use software development costs is included in Cost of software as a service on the consolidated statements of operations.

Goodwill and Intangible Assets

Goodwill and other intangible assets were recognized in conjunction with the acquisitions of Interpoint Partners, LLC (“Interpoint”), Meta Health Technology, Inc. (“Meta”), Clinical Looking Glass® (“CLG”), Opportune IT, Unibased Systems Architecture, Inc. (“Unibased”), and Avelead. Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of internally-developed software, customer relationships, non-compete agreements and license agreements. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one month to 15 years, using the straight-line method.

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

Liquidity and Capital Resources

The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from customers, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and minor amounts of capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or SaaS data center infrastructure. Operations are funded with cash generated by operations and borrowings under the bank credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for twelve months from the date of issuance of the audit report on the Company’s consolidated financial statements. Cash and cash equivalent balances at January 31, 2022 and 2021 were $9,885,000 and $2,409,000, respectively.

Capital Raise

On February 25, 2021, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC, as the sole managing underwriter, relating to the underwritten public offering of an aggregate of 10,062,500 shares of the Company’s common stock, par value $0.01 per share, which included 1,312,500 shares of common stock sold pursuant to the underwriter’s exercise of an option to purchase additional shares of common stock to cover over-allotments (the “Offering”). The price to the public in the Offering was $1.60 per share of common stock. The gross proceeds to the Company from the Offering were approximately $16.1 million, before deducting underwriting discounts, commissions, and estimated offering expenses. The Offering closed on March 2, 2021. The Company believes that cash flows from operations, the cash from the Offering and available credit facilities are adequate to fund current obligations for the next twelve months from issuance of the financial statements included in this report. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.

Authorized Shares Amendment

On May 24, 2021, the Company amended its Certificate of Incorporation, as amended, to increase the total number of authorized shares of the Company’s common stock from 45,000,000 shares to 65,000,000 shares (the “Charter Amendment”). The Charter Amendment was initially approved by the board of directors of the Company, subject to stockholder approval, approved by the Company’s stockholders at the 2021 Annual Meeting of Stockholders of the Company, held on May 20, 2021 (the “2021 Annual Meeting”), and ratified by the Company’s stockholders on July 29, 2021 at the Special Meeting (as defined and described in further detail below).

Also, at the 2021 Annual Meeting, the Company’s stockholders approved an amendment to the Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 2,000,000 shares, from 6,223,246 shares to 8,223,246 shares (the “Third Amended 2013 Plan Amendment”).

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

Credit Facility

The Company has liquidity through the Second Amended and Restated Loan and Security Agreement described in more detail in Note 5 – Debt in our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”. The Company has a new term loan facility with an initial, maximum, principal amount of $10,000,000. Amounts outstanding under the Second Amended and Restated Loan and Security Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. Pursuant to the Second Amended and Restated Loan and Security Agreement, the Company’s prior $3,000,000 revolving credit facility with Bridge Bank was terminated. At the time of the discontinuance, there was no outstanding balance on the revolving credit facility.

The Second Amended and Restated Loan and Security Agreement includes customary financial covenants as follows:

a.	Minimum Cash. Borrowers shall, at all times, maintain unrestricted cash in an amount not less than (i) on the Closing Date and for the first eleven (11) months immediately following the Closing Date, Five Million Dollars ($5,000,000) and (ii) at all times thereafter, Three Million Dollars ($3,000,000).

b.	Maximum Debt to ARR Ratio. Borrowers’ Maximum Debt to ARR Ratio, measured on a quarterly basis as of the last day of each fiscal quarter, shall not be greater than the amount set forth under the heading “Maximum Debt to ARR Ratio” as of, and for each of the dates appearing adjacent to such “Maximum Debt to ARR Ratio”.

Quarter Ending	Maximum Debt to ARR Ratio
October 31, 2021	0.80 to 1.00
January 31, 2022	0.75 to 1.00
April 30, 2022	0.65 to 1.00
July 31, 2022	0.55 to 1.00
October 31, 2022	0.50 to 1.00
January 31, 2023	0.45 to 1.00

c.	Maximum Debt to Adjusted EBITDA Ratio. Commencing with the quarter ending April 30, 2023, Borrowers’ Maximum Debt to Adjusted EBITDA Ratio, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended, shall not be greater than the amount set forth under the heading “Maximum Debt to Adjusted EBITDA Ratio” as of, and for each of the dates appearing adjacent to such “Maximum Debt to Adjusted EBITDA Ratio”.

Quarter Ending	Maximum Debt to Adjusted EBITDA Ratio
April 30, 2023	11.30 to 1.00
July 31, 2023	4.15 to 1.00
October 31, 2023	2.50 to 1.00
January 31, 2024 and on the last day of each quarter thereafter	2.00 to 1.00

d.	Fixed Charge Coverage Ratio. Commencing with the quarter ending April 30, 2023, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended.

The Second Amended and Restated Loan and Security Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements. For the period ended January 31, 2022, the Company was in compliance with the Second Amended and Restated Loan and Security Agreement covenants.

PPP Loan

The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, was signed into law on March 17, 2020. Among other things, the CARES Act provided for a business loan program known as the Paycheck Protection Program (“PPP”). Qualifying companies were able to borrow, through the U.S. Small Business Administration (“SBA”), up to two months of payroll expenses. On April 21, 2020, the Company received approximately $2,301,000 through the SBA under the PPP. These funds were utilized by the Company to fund payroll expenses and avoid staffing reductions during the slowdown resulting from COVID-19. The loan required principal payments, beginning after the seventh monthly anniversary, and was required to be paid in two years. The PPP loan bore an interest rate of 1.0% per annum. In June 2021, the Company received notification that the PPP loan principal amount of $2,301,000 and accrued interest of $26,000 had been forgiven in full.

Significant cash obligations

	As of January, 31
(in thousands)	2022	2021
Term loan (1)	$9,904	$2,301

(1)	Term loan balance is reported net of deferred financing costs of $96,000 and $0 as of January 31, 2022 and 2021, respectively. Refer to Note 5 - Debt to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information. The term loan balance as of January 31, 2022 was bank term debt under the Second Amended and Restated Loan and Security Agreement. The term loan payable as of January 31, 2021 is the Company’s PPP loan.

Operating cash flow activities

	Fiscal Year
(in thousands)	2021	2020
Loss from continuing operations	$(6,917)	$(4,799)
Non-cash adjustments to net loss	1,884	2,810
Cash impact of changes in assets and liabilities	1,149	(1,504)
Net cash used in operating activities	$(3,884)	$(3,493)

The use of cash from operating activities was relatively consistent between fiscal 2021 and 2020. The Company had a higher net loss from operations and lower impact of changes in assets and liabilities in fiscal 2021 compared to fiscal 2020. Within non-cash adjustments to net loss, the Company excluded the PPP loan and related interest of $2,327,000 that was forgiven in fiscal 2021 as well as the valuation adjustment of $1,851,000 on the acquisition earnout liability. Net cash used in operating activities was adversely impacted by certain severance cost in 2019 that were paid in 2020 and certain non-routine costs paid in 2021 associated with the acquisition.

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

Investing cash flow activities

	Fiscal Year
(in thousands)	2021	2020
Investment in Avelead, net of cash	$(12,470)	$—
Purchases of property and equipment	(41)	(44)
Proceeds from sale of ECM Assets	800	11,288
Capitalized software development costs	(1,458)	(1,784)
Net cash (used in) provided by investing activities	$(13,169)	$9,460

The cash used in investing activities for fiscal 2021 included the cash used to acquire Avelead, capitalized software development costs, off-set by the release of escrowed funds in fiscal 2021 from the sale of the ECM Assets. Refer to Note 3 – Business Combination and Divestiture to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further details on Avelead and the sale of the ECM Assets. The proceeds from the sale of the ECM Assets in fiscal 2020 are net of direct transaction expenses. Refer to Note 13 – Discontinued Operations to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further details on the sale of the ECM Assets. Operationally, the Company has a focused effort on the spend for software development projects that will result in in increasing its revenue. See discussion and analysis in “Research and development costs” above.

Financing cash flow activities

	Fiscal Year
(in thousands)	2021	2020
Proceeds from issuance of common stock	$16,100	$—
Payments for costs directly attributable to the issuance of common stock	(1,313)	—
Repayment of bank term loan	—	(4,000)
Proceeds from term loan payable	10,000	2,301
Payments related to settlement of employee shared-based awards	(464)	(256)
Payment of deferred financing costs	(168)	—
Payment on royalty liability	—	(1,000)
Other	(6)	12
Net cash provided by (used in) financing activities	$24,149	$(2,943)

The cash provided by financing activities for fiscal 2021 was primarily from the public Offering of the Company’s common stock, which closed on March 2, 2021. Refer to Note 8 – Equity to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further details. Additionally, the Company received proceeds of $10,000,000 as a result of the Second Amended and Restated Loan and Security Agreement entered into on August 26, 2021. Refer to Note 5 – Debt to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further details. The cash used in financing activities for fiscal 2020 was primarily the result of the repayment of the Company’s term loan on February 24, 2020, upon the closing of the sale of the ECM Assets. The Company was required to repay the term loan at close and funding of the sale of the ECM Assets. Additionally, the Company filed for, and received, a PPP loan in the amount of $2,301,000.

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

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Streamline Health Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Streamline Health Solutions, Inc. and its subsidiaries (the “Company”) as of January 31, 2022 and 2021 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2022, and the related notes and financial statement schedule II (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Capitalized Software Development Costs

As described in Note 2 to the financial statements, the Company develops software within the scope of both ASC 350-40, Internal-Use Software (“Topic 350”) and ASC 985-20, Software – Costs of Software to be Sold, Leased or Marketed (“Topic 985”).

Internal-use software development costs are accounted for in accordance with Topic 350. Costs associated with the preliminary stages of development are classified as research and development costs and expensed as incurred. Costs associated with the application development stage are capitalized. Maintenance and enhancement costs, including costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements that result in added functionality, in which case the costs are capitalized. Capitalized amounts are amortized on a straight-line basis over the estimated useful life of the software.

Development costs for software to be sold, leased, or marketed are accounted for in accordance with Topic 985. Costs associated with the planning and design phase of software development are classified as research and development costs and expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value.

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

Valuation of Contingent Consideration and Acquired Intangible Assets

As described in Note 3 to the financial statements, on August 16, 2021, the Company acquired Avelead Consulting, LLC, which included contingent consideration and acquired intangible assets. The contingent consideration was recorded at fair value on the acquisition date and is revalued each reporting period until final settlement with changes in the fair value recognized within the consolidated statement of operations.

The Company estimated the fair value of the customer relationship intangible assets using the multi-period excess earnings method, which required management to make significant estimates and assumptions related to forecasted revenue and earnings, attrition rates, and the selection of discount rates. The Company estimated the fair value of the trade name and developed software technology intangible assets using the relief from royalty method, which required management to make significant estimates and assumptions related to forecasted revenue and earnings, the obsolescence rate, and the selection of discount rates. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation. The method required management to make significant estimates and assumptions related to forecasted revenue, discount rates and revenue volatility.

We identified the valuation of contingent consideration and acquired intangible assets as a critical audit matter. Our principal consideration for this determination included the high degree of auditor judgement and subjectivity in evaluating management’s valuation methodologies, particularly as it related to evaluating the inputs and significant assumptions used to develop the fair value measurements.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of management’s process for determining the fair value measurements of the contingent consideration and acquired intangible assets.

●	We evaluated forward-looking assumptions, such as forecasted revenue and earnings and attrition rates used by management by performing procedures that included, but not limited to, comparisons to industry and historical performance data, and sensitivity analysis to assess their reasonableness.

●	Utilizing a valuation specialist, we evaluated the significant assumptions and methods utilized in developing the fair value of the contingent consideration and acquired intangible assets, including:

○	We evaluated the reasonableness of the Company’s third-party valuation models and methodologies, expected cash flow calculations, and reviewed significant assumptions.

○	We developed an independent calculation of the discount rates used and compared our rates to those used by management.

○	We prepared an independent calculation of the fair value of the contingent consideration and the intangible assets to test the accuracy of management’s valuation models.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2019.

Atlanta, GA

April 28, 2022

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	January 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$9,885,000	$2,409,000
Accounts receivable, net of allowance for doubtful accounts of $76,000 and $65,000, respectively	3,823,000	2,929,000
Contract receivables	843,000	174,000
Assets held in escrow	—	800,000
Prepaid and other current assets	568,000	416,000
Current assets of discontinued operations	—	587,000
Total current assets	15,119,000	7,315,000
Non-current assets:
Property and equipment, net of accumulated amortization of $192,000 and $452,000 respectively	123,000	104,000
Right-of use asset for operating lease	218,000	391,000
Capitalized software development costs, net of accumulated amortization of $5,202,000 and $3,507,000, respectively	5,555,000	5,945,000
Intangible assets, net of accumulated amortization of $5,121,000 and $4,773,000, respectively	16,763,000	624,000
Goodwill	23,089,000	10,712,000
Other	948,000	873,000
Long-term assets of discontinued operations	—	13,000
Total non-current assets	46,696,000	18,662,000
Total assets	$61,815,000	$25,977,000

See accompanying notes to consolidated financial statements.

	January 31,
	2022	2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$778,000	$272,000
Accrued expenses	1,803,000	908,000
Current portion of term loan, net of deferred financing costs	250,000	1,534,000
Deferred revenues	5,794,000	3,862,000
Current portion of operating lease obligation	204,000	198,000
Current portion of acquisition earnout liability	4,672,000	—
Current liabilities of discontinued operations	—	595,000
Total current liabilities	13,501,000	7,369,000
Non-current liabilities:
Term loan, net of current portion and deferred financing costs	9,654,000	767,000
Deferred revenues, less current portion	136,000	130,000
Operating lease obligations, less current portion	33,000	222,000
Acquisition earnout liability, less current portion	4,161,000	—
Other non-current liabilities	286,000	—
Total non-current liabilities	14,270,000	1,119,000
Total liabilities	27,771,000	8,488,000
Stockholders’ equity:
Common stock, $0.01 par value per share, 65,000,000 shares authorized; 47,840,950 and 31,597,975 shares issued and outstanding, respectively	478,000	316,000
Additional paid in capital	119,225,000	96,290,000
Accumulated deficit	(85,659,000)	(79,117,000)
Total stockholders’ equity	34,044,000	17,489,000
Total liabilities and stockholders’ equity	$61,815,000	$25,977,000

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Fiscal Year
	2021	2020
Revenues:

Software licenses	$1,057,000	$590,000
Professional services	2,026,000	618,000
Audit services	1,896,000	1,891,000
Maintenance and support	4,323,000	4,586,000
Software as a service	8,077,000	3,661,000
Total revenues	17,379,000	11,346,000
Operating expenses:
Cost of software licenses	485,000	501,000
Cost of professional services	2,782,000	1,040,000
Cost of audit services	1,559,000	1,558,000
Cost of maintenance and support	334,000	684,000
Cost of software as a service	3,417,000	1,906,000
Selling, general and administrative expense	11,931,000	8,565,000
Research and development	4,782,000	2,933,000
Non-routine costs	2,856,000	—
Loss on exit of membership agreement	—	105,000
Total operating expenses	28,146,000	17,292,000
Operating loss	(10,767,000)	(5,946,000)
Other expense:
Interest expense	(236,000)	(51,000)
Loss on early extinguishment of debt	(43,000)	—
Other	1,911,000	(62,000)
PPP Loan Forgiveness	2,327,000	—
Loss from continuing operations before income taxes	(6,808,000)	(6,059,000)
Income tax (expense) benefit	(109,000)	1,260,000
Loss from continuing operations	(6,917,000)	(4,799,000)
Income from discontinued operations:
Gain on sale of discontinued operations	—	6,013,000
Income from discontinued operations	401,000	356,000
Income tax expense	(26,000)	(1,274,000)
Income from discontinued operations, net of tax	375,000	5,095,000
Net income (loss)	$(6,542,000)	$296,000

Basic Earnings Per Share:
Continuing operations	$(0.16)	$(0.16)
Discontinued operations	0.01	0.17
Net income	$(0.15)	$0.01
Weighted average number of common shares - basic	42,815,239	30,152,383

Diluted Earnings Per Share:
Continuing operations	$(0.16)	$(0.16)
Discontinued operations	0.01	0.17
Net income (loss) per common share - diluted	$(0.15)	$0.01
Weighted average number of common shares - diluted	43,273,574	30,640,742

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

	Common		Additional		Total
	stock	Common	paid in	Accumulated	stockholders’
	shares	stock	capital	deficit	equity
Balance at January 31, 2020	30,530,643	$305,000	$95,113,000	$(79,413,000)	$16,005,000
Restricted stock issued	1,395,917	14,000	(14,000)	—	—
Restricted stock forfeited	(166,490)	(2,000)	2,000	—	—
Surrender of stock	(162,095)	(1,000)	(255,000)	—	(256,000)
Share-based compensation expense	—	—	1,444,000	—	1,444,000
Net income	—	—	—	296,000	296,000
Balance at January 31, 2021	31,597,975	316,000	96,290,000	(79,117,000)	17,489,000
Exercise of Stock Options	3,300	—	4,000	—	4,000
Restricted stock issued	1,462,874	14,000	(14,000)	—	—
Issuance of Common Stock	15,084,472	151,000	22,503,000	—	22,654,000
Offering Expenses			(1,313,000)	—	(1,313,000)
Restricted stock forfeited	(50,100)	—	—	—	—
Surrender of stock	(257,571)	(3,000)	(461,000)	—	(464,000)
Share-based compensation expense	—	—	2,216,000	—	2,216,000
Net loss	—	—	—	(6,542,000)	(6,542,000)
Balance at January 31, 2022	47,840,950	$478,000	$119,225,000	$(85,659,000)	$34,044,000

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars, except share information)

	Fiscal Year
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(6,542,000)	$296,000
LESS: Income from discontinued operations, net of tax	375,000	5,095,000
Loss from continuing operations, net of tax	(6,917,000)	(4,799,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	68,000	64,000
Amortization of capitalized software development costs	1,848,000	1,662,000
Amortization of intangible assets	1,281,000	491,000
Amortization of other deferred costs	449,000	359,000
Amortization of Deferred Financing Costs	51,000	—
Valuation adjustments	(1,851,000)	31,000
Loss on early extinguishment of debt	43,000	—
Provision (benefit) for income taxes	95,000	(1,274,000)
Loss on exit of operating lease	—	105,000
Share-based compensation expense	2,216,000	1,403,000
Provision (benefit) for accounts receivable allowance	11,000	(31,000)
Forgiveness of PPP Loan	(2,327,000)	—
Changes in assets and liabilities:
Accounts and contract receivables	(129,000)	(253,000)
Other assets	(346,000)	(519,000)
Accounts payable	17,000	(484,000)
Accrued expenses and other liabilities	533,000	(592,000)
Deferred revenues	1,074,000	344,000
Net cash used in operating activities – continuing operations	(3,884,000)	(3,493,000)
Net cash provided by (used in) operating activities – discontinued operations	380,000	(2,264,000)
Cash flows from investing activities:
Investment in Avelead, net of cash acquired	(12,470,000)	—
Purchases of property and equipment	(41,000)	(44,000)
Proceeds from sale of ECM assets	800,000	11,288,000
Capitalization of software development costs	(1,458,000)	(1,784,000)
Net cash (used in) provided by investing activities – continuing operations	(13,169,000)	9,460,000
Cash flows from financing activities:
Proceeds from issuance of common stock	16,100,000	—
Payments for costs directly attributable to the issuance of common stock	(1,313,000)	—
Repayment of bank term loan	—	(4,000,000)
Proceeds from term loan payable	10,000,000	2,301,000
Payments related to settlement of employee shared-based awards	(464,000)	(256,000)
Payment of deferred financing costs	(168,000)	—
Payment on royalty liability	—	(1,000,000)
Other	(6,000)	12,000
Net cash provided by (used in) financing activities – continuing operations	24,149,000	(2,943,000)
Net increase in cash and cash equivalents	7,476,000	760,000
Cash and cash equivalents at beginning of period	2,409,000	1,649,000
Cash and cash equivalents at end of period	$9,885,000	$2,409,000

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$153,000	$17,000
Income taxes paid	$21,000	$—

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022 and 2021

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Streamline Health Solutions, Inc. and each of its wholly-owned subsidiaries, Streamline Health, LLC, Avelead Consulting, LLC, Streamline Consulting, LLC and Streamline Pay & Benefits, LLC, (collectively, unless the context requires otherwise, “we”, “us”, “our”, “Streamline”, or the “Company”) operates in one segment as a provider of healthcare information technology solutions and associated services. The Company provides these capabilities through the licensing of its Coding & CDI, eValuator coding analysis platform, RevID, and other workflow software applications and the use of such applications by software as a service (“SaaS”). The Company also provides audit services to help customers optimize their internal clinical documentation and coding functions, as well as implementation and consulting services to complement its software solutions. The Company’s software and services enable hospitals and integrated healthcare delivery systems in the United States and Canada to capture, store, manage, route, retrieve and process patient clinical, financial and other healthcare provider information related to the patient revenue cycle.

Fiscal Year

All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following calendar year.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and its wholly-owned subsidiaries, Streamline Health, LLC, Avelead Consulting, LLC, Streamline Consulting Solutions, LLC and Streamline Pay & Benefits, LLC. All significant intercompany transactions and balances are eliminated in consolidation. All amounts in the consolidated financial statements, notes and tables have been rounded to the nearest thousand dollars, except share and per share amounts, unless otherwise indicated.

Refer to Note – 3 Business Combination and Divestiture. Under ASC 280-10-50-11, two or more operating segments may be aggregated into a single operating segment if they are considered to be similar. Operating segments are considered to be similar if they can be expected to have essentially the same economic characteristics and future prospects. Using the aggregation guidance, the Company determined that it has one operating segment due to the similar economic characteristics of the Company’s products, product development, distribution, regulatory environment and customer base as a provider of computer software-based solutions and services for acute-care healthcare providers. The Company has two reporting units for evaluation of intangible assets. These two reporting units are the legacy Streamline business and Avelead.

On February 24, 2020, the Company sold a portion of its business (the ECM Assets). We applied the standard of ASC 205-20-1 to ascertain the timing of accounting for the discontinued operations. Based on ASC 205-20-1, the Company determined that upon receiving stockholder approval, which occurred February 21, 2020, it was authorized to sell the ECM assets. By the Company having the authority and ability to consummate the sale of the ECM Assets, it met the criteria to present discontinued operations as described in ASC 205-20-1. Accordingly, the Company is reporting the results of operations and cash flows, and related balance sheet items associated with the ECM Assets in discontinued operations in the accompanying consolidated statements of operations, cash flows and balance sheets for the current and comparative prior periods. Refer to Note 13 – Discontinued Operations for further details.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to the recognition of revenue, stock-based compensation, capitalization of software development costs, intangible assets, the allowance for doubtful accounts, contingent consideration and income taxes. Actual results could differ from those estimates.

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

Non-Cash Items

The Company had the following items that were non-cash items related to the consolidated statements of cash flows:

	Fiscal Year
	2021	2020
Forgiveness of PPP loan and accrued interest	$2,327,000	$—
Escrowed funds from sale of ECM Assets	—	800,000
Right-of Use Assets from operating lease	—	540,000
Capitalized software purchased with stock (Note 12)	—	41,000

Receivables

Accounts and contract receivables are comprised of amounts owed to the Company for licensed software, professional services, including coding audit services, consulting services, maintenance services, and software as a service and are presented net of the allowance for doubtful accounts. The timing of revenue recognition may not coincide with the billing terms of the customer contract, resulting in unbilled receivables or deferred revenues; therefore, certain contract receivables represent revenues recognized prior to customer billings. Individual contract terms with customers or resellers determine when receivables are due. Accounts receivable represent amounts that the entity has an unconditional right to consideration. For billings where the criteria for revenue recognition have not been met, deferred revenue is recorded until the Company satisfies the respective performance obligations.

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts, aged receivables are analysed periodically by management. Each identified receivable is reviewed based upon the most recent information available and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. During these periodic reviews, the Company determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness of its customers or resellers to make required payments. The allowance for doubtful accounts was approximately $76,000 and $65,000 at January 31, 2022 and 2021, respectively. The Company believes that its reserve is adequate, however, results may differ in future periods.

Bad debt (benefit) expense for fiscal years 2021 and 2020 was as follows:

	2021	2020
Bad debt expense (benefit)	$11,000	$(31,000)

Concessions Accrual

In determining the concessions accrual, the Company evaluates historical concessions granted relative to revenue. The Company records a provision, reducing revenue, each period for the estimated amount of concessions incurred on the revenue recorded. The Company evaluates the amount of the provision and the concession accrual each period. The concession accrual included in accrued other expenses on the Company’s consolidated balance sheets was $152,000 and $99,000 as of January 31, 2022 and 2021, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method, over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Computer equipment and software	3-4 years
Office equipment	5 years
Office furniture and fixtures	5-7 years
Leasehold improvements	Term of lease or estimated useful life, whichever is shorter

Depreciation expense for property and equipment in fiscal 2021 and 2020 was $68,000 and $64,000, respectively.

Normal repairs and maintenance are expensed as incurred. Replacements are capitalized and the property and equipment accounts are relieved of the items being replaced or disposed of, if no longer of value. The related cost and accumulated depreciation of the disposed assets are eliminated and any gain or loss on disposition is included in the results of operations in the year of disposal.

The Company wrote-off fully depreciated fixed assets during fiscal 2021 of $198,000. There was no impact to the consolidated statements of operations as this eliminated the asset and accumulated depreciation of the fully depreciated fixed assets.

Leases

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Since our lease arrangements do not provide an implicit rate, we use our estimated incremental borrowing rate for the expected remaining lease term at commencement date in determining the present value of future lease payments. We recognize operating lease cost on a straight-line basis by aggregating any rent abatement with the total expected rental payments and amortizing the expense ratably over the term of the lease. Sublease income is recognized as other income over the period of the lease, as the sublease is outside of the Company’s normal business operations. See Note 4 – Operating Leases for further details.

Debt Issuance Costs

For fiscal 2021, costs of $130,000 related to the issuance of the Second Amended and Restated Loan and Security Agreement were capitalized as a reduction to the carrying value of debt and are being accreted to interest expense over the term of the loan using the effective interest rate method. The Company will also incur $200,000 in financing costs at the earlier of the term date of the loan, or pre-payment. These costs are being accreted, through interest expense, to the full value of the $200,000 over the term of the loan.

Cost related to the issuance of the Loan and Security Agreement and Second Amended and Restated Loan and Security Agreement were capitalized and amortized to interest expense on a straight-line basis, which is not materially different from the effective interest method, over the term of the related debt, and presented on the Company’s consolidated balance sheets as a direct deduction from the carrying amount of the non-current portion of our term loan.

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

Capitalized Software Development Costs

Software development costs for software to be sold, leased, or marketed are accounted for in accordance with ASC 985-20, Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and design phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to customers, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is included in Cost of software licenses on the consolidated statements of operations. Annual amortization is measured at the greater of a) the ratio of the software product’s current gross revenues to the total of current and expected gross revenues or b) straight-line over the remaining economic life of the software (typically two years). Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination. Capitalized software development costs for software to be sold, leased, or marketed, net of accumulated amortization, totalled $846,000 and $1,103,000 as of January 31, 2022 and 2021, respectively.

Internal-use software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. The costs incurred in the preliminary stages of development are expensed as research and development costs as incurred. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software (typically three to four years). Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Amortization expense related to capitalized internal-use software development costs is included in Cost of software as a service on the consolidated statements of operations. Capitalized software development costs for internal-use software, net of accumulated amortization, totaled $4,709,000 and $4,842,000 as of January 31, 2022 and 2021, respectively.

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

Amortization expense on all capitalized software development cost was $2,173,000 and $1,662,000 in fiscal 2021 and 2020, respectively. Further, the Company recognized an impairment of approximately $84,000 and $164,000 in fiscal 2021 and fiscal 2020, respectively, related to cancelled or abandoned enhancement projects during fiscal 2021 and fiscal 2020 that has been recognized within amortization expense. Additionally, in fiscal 2021, approximately $154,000 of fully amortized and abandoned assets, including previously acquired assets, were cleared from their corresponding capitalization and accumulated amortization balance sheet accounts.

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

	Fiscal Year
	2021	2020
Amortization expense on internally-developed software included in:
Cost of software licenses	$485,000	$501,000
Cost of audit services	13,000	13,000
Cost of software as a service	1,675,000	1,148,000
Total amortization expense on internally-developed software	$2,173,000	$1,662,000

Interest capitalized to software development cost in fiscal 2021 and 2020 was $27,000 and $13,000, respectively. The interest capitalized to software development cost reduces the Company’s interest expense recognized in the consolidated statements of operations.

Research and development expense was $4,782,000 and $2,933,000 in fiscal 2021 and 2020, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. For fiscal years 2021 and 2020, there were no transfers of assets or liabilities between Levels 1, 2, or 3.

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

		Quoted Prices in	Significant Other	Significant
	Total Fair	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At January 31, 2022
Acquisition earnout liability (1)	$8,833,000	$–	$–	$8,833,000

(1)	The fair value of the acquisition earnout liability is based upon a probability-weighted discounted cash flow that was completed at the date of acquisition and updated as of January 31, 2022. The decrease in the valuation of the acquisition earnout liability was $1,851,000 from the date of closing of the Avelead acquisition, August 16, 2021 to the end of the fiscal year, January 31, 2022. The valuation adjustment is recognized in “other income” in the accompanying consolidated statement of operations.

The fair value of the Company’s term loan under its Second Amended and Restated Loan and Security Agreement was determined through an analysis of the interest rate spread from the date of closing the loan (August 2022) to the date of the most recent balance sheet, January 31, 2022. The term loan bears interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The prime rate is variable and, thus accommodates changes in the market interest rate. However, the interest rate spread (the 1.5% added to the Prime Rate) is fixed. We estimated the impact of the changes in the interest rate spread by analogizing the effect of the change in the Corporate bond rates, reduced for any changes in the market interest rate. This provided us with an estimated change to the interest rate spread of approximately 0.5% from the date we entered the debt agreement to the end of the fiscal year, January 31, 2022. The discount to the value of the debt as of January 31, 2022 was estimated to be $9,798,000, or a discount to book value $202,000. Long-term debt is classified as Level 2.

The fair value of the PPP loan was determined based on discounting the loan amount as of January 31, 2021. The fair value using market rates the Company believes would be available for similar types of financial instruments would have resulted in a lower fair value of $2,231,000 as compared to the book value of $2,301,000, a reduction of $70,000.

Revenue Recognition

We derive revenue from the sale of internally-developed software, either by licensing for local installation or by a SaaS delivery model, through our direct sales force or through third-party resellers. Licensed, locally-installed customers on a perpetual model utilize our support and maintenance services for a separate fee, whereas term-based locally installed license fees and SaaS fees include support and maintenance. We also derive revenue from professional services that support the implementation, configuration, training and optimization of the applications, as well as audit services and consulting services.

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

The determined transaction price is allocated based on the standalone selling price of the performance obligations in contract. Significant judgment is required to determine the standalone selling price (“SSP”) for each performance obligation, the amount allocated to each performance obligation and whether it depicts the amount that the Company expects to receive in exchange for the related product and/or service. The Company recognizes revenue for implementation for certain of its eValuator SaaS solution over the contract term, as it has been determined that those implementation services are not a distinct performance obligation. Services for other SaaS and Software solutions such as CDI, RevID and Compare, have been determined as a distinct performance obligation. For these agreements, the Company estimates SSP of its software licenses using the residual approach when the software license is sold with other services and observable SSPs exist for the other services. The Company estimates the SSP for maintenance, professional services, software as a service and audit services based on observable standalone sales.

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

Software Licenses

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

Software-Based Solution Professional Services

The Company provides various professional services to customers with software licenses. These include project management, software implementation and software modification services. Revenues from arrangements to provide professional services are generally distinct from the other promises in the contract and are recognized as the related services are performed. Consideration payable under these arrangements is either fixed fee or on a time-and-materials basis and is recognized over time as the services are performed.

Software as a Service

SaaS-based contracts include a right to use of the Company’s platform and support which represent a single promise to provide continuous access to its software solutions. Implementation services for the Company’s eValuator product are included as part of the single promise for its respective contracts. The Company recognizes revenue for implementation of the eValuator product over the contract term as it is determined that the implementation on eValuator is not a distinct performance obligation. Implementation services for other SaaS products are deemed to be separate performance obligations.

Audit Services

The Company provides technology-enabled coding audit services to help customers review and optimize their internal clinical documentation and coding functions across the applicable segment of the customer’s enterprise. Audit services are a separate performance obligation. We recognize revenue over time as the services are performed.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Fiscal Year
	2021	2020
Recurring Revenue	$12,400,000	$8,247,000
Non-Recurring Revenue	4,979,000	3,099,000
Total revenue	$17,379,000	$11,346,000

The Company includes revenue categories of (i) maintenance and support and (ii) software as a service as recurring revenue for fiscal years ended January 31, 2021 and January 31, 2020. The Company includes revenue categories of (i) software licenses, (ii) professional services, and (iii) audit services as non-recurring revenue for the fiscal years ended January 31, 2021 and January 31, 2020. Avelead makes up $2,790,000 of the Recurring Revenue for fiscal 2021 and $1,735,000 of the Non-Recurring Revenue for fiscal 2021.

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract. Our contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the year ended January 31, 2022, we recognized approximately $3,702,000 in revenue from deferred revenues outstanding as of January 31, 2021. Revenue allocated to remaining performance obligations was $19,112,000 as of January 31, 2022, of which the Company expects to recognize approximately 66% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

We defer the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the contractual term. As of January 31, 2022, and 2021, we had deferred costs of $125,000 and $168,000, respectively, net of accumulated amortization of $93,000 and $126,000, respectively. Amortization expense of these costs was $110,000 and $125,000 in fiscal 2021 and 2020, respectively. There were no impairment losses for these capitalized costs for the fiscal years 2021 and 2020. In fiscal 2021, the deferred cost to fulfill a contract and the associated accumulated amortization accounts were reduced by $143,000 for projects with fully amortized costs.

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

Deferred commissions costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totalled $806,000 and $666,000, respectively, as of January 31, 2022 and 2021. In fiscal 2021 and 2020, $339,000 and $206,000, respectively, in amortization expense associated with deferred sales commissions was included in selling, general and administrative expenses on the consolidated statements of operations. There were no impairment losses for these capitalized costs for fiscal years 2021 and 2020.

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

Goodwill and Intangible Assets

Goodwill and other intangible assets were recognized in conjunction with the Avelead Consulting, Interpoint, Meta, CLG and Opportune IT acquisitions, as well as the Unibased acquisition (prior to divestiture of such assets). Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of internally-developed software and customer relationships. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to 15 years, using the straight-line method.

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

The Company assesses goodwill annually (as of November 1), or more frequently when events and circumstances, such as the ones mentioned above, occur indicating that the recorded goodwill may be impaired. During the years ended January 31, 2022 and 2021, the Company did not note any of the above qualitative factors, which would be considered a triggering event for goodwill impairment. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to the Company and trends in the market price of the Company’s common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

Reporting units are determined based on the organizational structure the entity has in place at the date of the impairment test. A reporting unit is an operating segment or component business unit with the following characteristics: (a) it has discrete financial information, (b) segment management regularly reviews its operating results (generally an operating segment has a segment manager who is directly accountable to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts or plans for the segment), and (c) its economic characteristics are dissimilar from other units (this contemplates the nature of the products and services, the nature of the production process, the type or class of customer for the products and services and the methods used to distribute the products and services). The Company determined that it has one operating segment and two reporting units.

The Company estimates the fair value of its reporting unit using the income approach, via discounted cash flow valuation models which include, but are not limited to, assumptions such as a “risk-free” rate of return on an investment, the weighted average cost of capital of a market participant and future revenue, operating margin, working capital and capital expenditure trends. Determining the fair value of reporting units and goodwill includes significant judgment by management, and different judgments could yield different results.

The Company performed its annual assessment of goodwill during the fourth quarter of fiscal 2021, using the approach described above. Based on the analysis performed, the fair value of the reporting units exceeded the carrying amount of the reporting unit, including goodwill, and, therefore, a goodwill impairment loss was not recognized.

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the entity had paid cash for the goods or services. The Company incurred total annual compensation expense related to stock-based awards of $2,216,000 in fiscal 2021, and $1,444,000 in fiscal 2020 which includes $41,000 of capitalized non-employee stock compensation.

The fair value of the stock options granted are estimated at the date of grant using a Black-Scholes option pricing model. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Effective fiscal 2021, the Company changed its accounting to recognize forfeitures as they occur, which was determined to be an immaterial change from its historical practice. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical data (such as, volatility factor, expected term and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market close price per share on the grant date. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically a one- to four-year service period to the Company. In fiscal 2021 and 2020, 257,571 and 162,095 shares of common stock were surrendered to the Company to satisfy tax withholding obligations totaling $464,000 and $256,000, respectively, in connection with the vesting of restricted stock awards. Shares surrendered by the restricted stock award recipients in accordance with the applicable plan are deemed cancelled, and therefore are not available to be reissued. The Company awarded 562,500 and 748,245 shares of restricted stock to Section 16 officers and directors of the Company in fiscal 2021 and 2020, respectively.

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

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At January 31, 2022, the Company believes it has appropriately accounted for any uncertain tax positions.

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

The following is the calculation of the basic and diluted net loss per share of common stock:

	Fiscal Year
	2021	2020
Basic earnings (loss) per share:
Continuing operations
Loss from continuing operations, net of tax	$(6,917,000)	$(4,799,000)
Basic net loss per share of common stock from continuing operations	$(0.16)	$(0.16)

Discontinued operations
Income available to common stockholders from discontinued operations	$375,000	$5,095,000
Basic net earnings per share of common stock from discontinued operations	$0.01	$0.17

Diluted earnings (loss) per share (1):
Continuing operations
Loss available to common stockholders from continuing operations	$(6,917,000)	$(4,799,000)
Diluted net loss per share of common stock from continuing operations	$(0.16)	$(0.16)

Discontinued operations
Income available to common stockholders from discontinued operations	$375,000	$5,095,000
Diluted net earnings per share of common stock from discontinued operations	$0.01	$0.17

Net (loss) income	$(6,542,000)	$296,000

Weighted average shares outstanding - Basic (1)	42,815,239	30,152,383
Effect of dilutive securities - Stock options and Restricted stock (2)	458,335	488,359
Weighted average shares outstanding – Diluted	43,273,574	30,640,742
Basic net (loss) income per share of common stock	$(0.15)	$0.01
Diluted net (loss) income per share of common stock	$(0.15)	$0.01

(1)	Excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of January 31, 2022 and 2021, there were 1,043,350 and 931,125 unvested restricted shares of common stock, respectively.

(2)	Diluted net loss per share excludes the effect of shares that are anti-dilutive. As of January 31, 2022, there were 1,062,130 outstanding stock options and 1,043,350 unvested restricted shares of common stock. As of January 31, 2021, there were 625,830 outstanding stock options and 931,125 unvested restricted shares of common stock.

Other Operating Costs

Non-routine Costs

Fiscal Year 2021
Separation agreement expense	$706,000
Broker Fees	553,000
Professional Fees	850,000
Executive Bonuses	705,000
Loss on exit from operating lease	42,000
Total	$2,856,000

For fiscal 2021, the Company incurred certain non-routine costs totalling $2,856,000. The Company incurred transaction costs related to the acquisition of Avelead consisting of a separation agreement, broker fees and professional services. The Company paid certain executive bonuses for the successful capital raise and closing of the Avelead acquisition. Finally, the Company subleased its Alpharetta office to a third-party effective October 1, 2021. The Company retains certain obligations, and accordingly, will continue to report the Right of Use Asset (see Note 4 – Operating Leases). The Company incurred certain fees and expenses associated with the sublease.

Loss on Exit of Membership Agreement

For fiscal 2020, minimum fees due under the Company’s former shared office arrangement totaled approximately $105,000. The Company recorded an expense for the minimum future commitment under the agreement and accrued the cost to the accompanying consolidated balance sheet in fiscal 2020 to reflect the liability at the time it abandoned the space. Refer to Note 4 – Operating Leases.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the normal course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired, and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether to accrue for a loss contingency and adjust any previous accrual.

Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The standard became effective for us on February 1, 2021. The adoption of this ASU did not have a material impact on our consolidated financial statements or disclosures. Refer to Note 7 – Income Taxes – in the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more information on the Company’s adoption of ASU 2019-12 for further details.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities From Contracts With Customers (“ASU 2021-08”), which amends the accounting for contract assets acquired and contract liabilities assumed from contracts with customers in business combinations (“acquired contract balances”). The amendment results in a shift from previous guidance which required similar assets and liabilities to be accounted for at fair value at the acquisition date. The amendments in the Update require that an entity (acquirer) recognize, and measure acquired contract balances in accordance with ASC Topic 606. For instance, at the acquisition date, the acquirer would account for the related revenue contracts acquired under ASC 606, as if it had originated the contracts. The Company elected to early adopt ASU 2021-08 in the quarter ended October 31, 2021 (which includes retroactive adoption for any acquisitions in the current fiscal year). The impact of adopting the new standard is that it eliminated the need to discount deferred revenue acquired from Avelead of $236,000. As a result of the Company not discounting deferred revenue upon acquiring Avelead, revenues are higher and net loss is lower in the post-acquisition period of the same amount.

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

In July 2021, the FASB issued ASU 2021-05, Lessors - Certain Leases with Variable Lease Payments to ASC Topic 842, Leases (“ASC 842”)(“ASU 2021-05”). ASU 2021-05 provides additional ASC 842 classification guidance as it relates to a lessor’s accounting for certain leases with variable lease payments. ASU 2021-05 requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss. ASU 2021-05 is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832):Disclosures by Business Entities about Government Assistance (“ASU 2021-10”), which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. Entities are required to provide the new disclosures prospectively for all transactions with a government entity that are accounted for under either a grant or a contribution accounting model and are reflected in the financial statements at the date of initially applying the new amendments, and to new transactions entered into after that date. Retrospective application of the guidance is permitted. The guidance in ASU 2021-10 is effective for financial statements of all entities, including private companies, for annual periods beginning after December 15, 2021, with early application permitted. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements.

NOTE 3 — BUSINESS COMBINATION AND DIVESTITURE

Avelead Acquisition

The Company acquired all of the equity interests of Avelead as part of the Company’s strategic expansion into the revenue cycle management, acute-care healthcare space (the “Transaction”). The Transaction was completed on August 16, 2021.

The aggregate consideration for the purchase of Avelead was approximately $29.7 million (at fair value) consisting of (i) $12.4 million in cash, net of cash acquired, (ii) $0.1 million in holdback, which was paid to sellers during the fourth fiscal quarter of 2021 (iii) $6.5 million in common stock, and (iv) approximately $10.7 million in contingent consideration (see below). The Company issued 5,021,972 shares of its restricted common stock (the “Acquisition Restricted Common Stock”). The Acquisition Restricted Common Stock has a fair value as of the closing date of acquisition of $6.5 million. Additionally, the Company contracted two types of contingent consideration; the first is referred to herein as “SaaS Contingent Consideration” and the second is referred to herein as “Renewal Contingent Consideration.” The SaaS Contingent Consideration and Renewal Contingent Consideration have an aggregate value of approximately $10.7 million as of the date of closing. The owners of Avelead are also referred to herein as “Sellers” and are enumerated in the UPA (as defined below).

The Company acquired all of the equity interests of Avelead, effective August 16, 2021, pursuant to a Unit Purchase Agreement (hereafter referred to as the “UPA”). The UPA stated that the purchase price for Avelead at closing included a cash payment of $11.9 million. Additionally, the Company paid $285,000 of the Sellers’ closing costs, $285,000 related to the working capital adjustment as defined in the UPA. Finally, at closing, the Company issued the Acquisition Restricted Common Stock with a fair value of approximately $6.5 million, based on a 30-day average of the closing price of the Company’s common stock prior to the closing date. The SaaS Contingent Consideration and the Renewal Contingent Consideration described in more detail below were included in the UPA as potential future consideration for the Transaction. These are reflected on the Company’s balance sheet as “Acquisition earnout liability.”

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

The contingent consideration is comprised of “SaaS Contingent Consideration” and “Renewal Contingent Consideration” which are described in more detail as follows:

●	The SaaS Contingent Consideration is calculated based upon Avelead’s recurring SaaS revenue recognized during the first and second year. The Company will pay the SaaS Contingent Consideration as follows: (i) 50% in cash and (ii) 50% in shares of Company common stock valued at the time the earnout is paid subject to a collar, as described below.

●	The first year of SaaS Contingent Consideration is calculated as 75% of Avelead’s recognized SaaS revenue from September 1, 2021 to August 31, 2022. The first-year payment is subject to a deduction of $665,000 spread equally between the cash and common stock portion of the earnout consideration. The first year earnout will be paid on or about October 15, 2022, subject to a dispute and resolution period. Assuming that Avelead is within 80% of its forecasted SaaS revenue in the first year earnout, the Company agreed to a floor and ceiling on the value of the Company’s restricted common stock issued as consideration for the earnout. That collar has a floor of $3.50 per share and a ceiling of $5.50 per share for the first year earnout.

●	The second year of SaaS Contingent Consideration is calculated as 40% of Avelead’s recognized SaaS revenue from September 1, 2022 to August 31, 2023. The second year earnout will be paid on or about October 15, 2023, subject to a dispute and resolution period. Assuming that Avelead is within 80% of its forecasted SaaS revenue in the second year earnout, the Company agreed to a floor and ceiling on the Company’s restricted common stock issued as consideration for the earnout. That collar has a floor of $4.50 per share and a ceiling of $6.50 per share for the second year earnout.

[1]	If Avelead does not achieve 80% of its forecasted revenue, the price per share will revert back to the Company’s market price based upon a 30-day average.

●	The Renewal Contingent Consideration is tied directly to a successful renewal of a specific customer of Avelead. To meet the definition of a renewal, Avelead must achieve a minimum threshold of contracted revenue in an updated, annual, renewed contract with the specified customer. The renewal occurs on or about June 1, 2022 and June 1, 2023. The Company will remit the Renewal Contingent Consideration on or about each of October 15, 2022 and 2023, respectively. The Renewal Contingent Consideration is payable in shares of Company restricted common stock valued as of the date of closing. Accordingly, upon achieving the Renewal Contingent Consideration, the Company will issue 627,747 shares of restricted common stock on or about each of October 15, 2022 and October 15, 2023, subject to a dispute and resolution period. The Renewal Contingent Consideration is either earned or not earned based upon the renewal of the specified customer at the minimum amount of contracted revenue. There is no pro-ration of the underlying Renewal Contingent Consideration.

The components of the total consideration are as follows:

(in thousands)
Components of total consideration, net of cash acquired:
Cash	$11,900
Cash, seller expenses	285
Cash, working capital adjustment	285
Restricted Common Stock	6,554
Acquisition earnout liabilities	10,684	(a)
Total consideration	$29,708

(a)	Acquisition earnout liabilities represent the net present value and risk adjusted probability of the required future payments underlying the Company’s SaaS Contingent Consideration and Renewal Contingent Consideration as described above. Due to the dates that the Company is required to measure, report and agree on the calculations, $4,672,000 of the acquisition earnout liability is shown as a short-term liability and $4,161,000 is shown as a long-term liability as of January 31, 2022.

The acquisition earnout liability is re-measured on a quarterly basis and the change to the liability is recorded as a valuation adjustment recorded through “other expenses” in the accompanying consolidated statements of operations. The valuation adjustment recorded for the period ended January 31, 2022, was $1,851,000. A range of possible outcomes is not available under the specific valuation method that was used in determining fair value of the acquisition earnout liability.

The Company is presenting the allocation of the total consideration to net tangible and intangible assets as of the date of the closing of Avelead as follows:

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

The Company determined the fair value of the customer relationship intangible assets and the trade name and developed software technology intangible assets using the multi-period excess earning method and the relief from royalty method, respectively. The intangible assets   recorded as a result of the Avelead acquisition, and their related estimated useful lives are as follows:

Estimated Useful Lives
Goodwill	Indefinite
Customer Relationships (SaaS)	10 years
Customer Relationships (Consulting)	8 years
Internally Developed Software	9 years
Trademarks and Tradenames	15 years

The Company’s unaudited pro forma revenues and (loss) income from continuing operations, assuming Avelead was acquired on February 1, 2020, are as follows. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the acquisition actually occurred at the beginning of these periods nor is it necessarily indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated costs savings from synergies or other operational improvements. The nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination are included in the pro forma revenue and net earnings reflected below (unaudited):

(UNAUDITED)	Year Ended January 31,
	2022	2021
Revenues	$22,631,000	$19,707,000
Operating expenses	(31,278,000)	(25,164,000)
Non-routine costs	(4,284,000)	—
Loss on exit from membership agreement	—	(105,000)
Operating loss	(12,931,000)	(5,562,000)

Other expenses	1,312,000	(710,000)
PPP loan forgiveness	3,059,000	712,000
Income tax (expense) benefit	(109,000)	1,370,000
Loss from continuing operations	$(8,669,000)	$(4,190,000)

Non-routine costs are primarily costs associated with the acquisition. Included in the pro forma schedule (above) for the fiscal year ended January 31, 2022 are $1,428,000 of expenses paid by the Sellers in the transaction.

Included in the accompanying consolidated statement of operations for the year ended January 31, 2022 (since the closing of the Avelead acquisition) are $4,524,000 and $(1,506,000) of Avelead revenue and loss from continuing operations.

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

The Company granted options to purchase 583,333 shares of the Company’s common stock to the Sellers at Closing. These options have a strike price of $1.53 per share, the closing stock price on the trading date immediately preceding the closing. 500,000 options were awarded to one Seller that will vest, monthly, over a three (3) year service period. The remaining 83,333 options were awarded to another Seller and vested immediately upon issuance. The Company utilized the Black-Scholes method to determine the grant-date fair value of these options. The 83,333 options have a grant-date fair value of approximately $6,000 and are recorded in non-routine cost in the accompanying consolidated statement of operations. The 500,000 options have a grant-date fair value of approximately $395,000 and are expensed over the vesting period within selling, general, and administrative expense.

Additionally, the Company granted 100,000 restricted stock awards (RSAs) to certain Avelead employees as of the closing date.

ECM Assets Divestiture

On February 24, 2020, the Company sold a portion of its business (the “ECM Assets”). Accordingly, the Company is reporting the results of operations and cash flows, and related balance sheet items associated with the ECM Assets in discontinued operations in the accompanying consolidated statements of operations, cash flows and balance sheets for the current and comparative prior periods. Refer to Note 13 – Discontinued Operations for details of the Company’s discontinued operations.

NOTE 4 — OPERATING LEASES

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Since our lease arrangements do not provide an implicit rate, we use our incremental borrowing rate for the expected remaining lease term at commencement date for new and existing leases in determining the present value of future lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.

Alpharetta Office Lease

On October 1, 2021, the Company entered into an agreement with a third-party to sublease its office space in Alpharetta, Georgia, (the “Sublease Agreement”). The sublease term is for 18 months which coincides with the Company’s underlying lease (see below). The Company expects to receive $292,000 from the sublessee over the term of the sublease. The sublease did not relieve the Company of its original obligation under the lease, and therefore the Company did not adjust the operating lease right-of-use asset and related liability. The Company incurred an amount of fees and expenses to enter into the Sublease Agreement that were recorded as “non-routine” for fiscal 2021. As of January 31, 2022, the Company recorded $64,000 as other income related to the sublease.

The Company entered into a lease for office space in Alpharetta, Georgia, on March 1, 2020. The lease terminates on March 31, 2023. At inception, the Company recorded a right-of use asset of $540,000, and related current and long-term operating lease obligation in the accompanying consolidated balance sheet. As of January 31, 2022, operating lease right-of use assets totaled $218,000, and the associated lease liability is included in both current and long-term liabilities of $204,000 and $33,000, respectively. The Company used a discount rate of 6.5% to the determine the lease liability. As of January 31, 2022 and 2021, the Company had lease operating costs of approximately $194,000 and $178,000, respectively. The Company paid cash of approximately $203,000 and $132,000 for the lease in 2021 and 2020, respectively.

Maturities of operating lease liabilities associated with the Company’s operating lease as of January 31, 2022 are as follows for payments due based upon the Company’s fiscal year:

2022	$210,000
2023	35,000
Total Lease Payments	245,000
Less present value adjustment	(8,000)
Present value of lease liabilities	$237,000

Upon signing the Alpharetta lease in March 2020, the Company abandoned its shared office space in Atlanta and recorded an expense and related liability of $105,000 for the minimum remaining payments required under the agreement with the landlord. The associated expense is recorded in “Loss on exit of membership agreement” in the accompanying statements of operations and is recorded in “accrued expenses” in the accompanying balance sheet. The membership agreement did not qualify as a lease as the owner had substantive substitution rights.

Suwanee Office Lease

Upon acquiring Avelead on August 16, 2021 (refer to Note 3 – Business Combination and Divestiture), the Company assumed an operating lease agreement for the corporate office space of Avelead. The 36-month term lease commenced March 1, 2019 and expires on February 28, 2022. As of January 31, 2022, the Company recorded $40,000 in rent expense. The lessor is an entity controlled by one of the Sellers that is employed by the Company. In February 2022, the Company renewed the lease for twelve months. The Company will make monthly lease payments of $5,998.67 for a total of $71,984 over the term of the lease. The lease will automatically renew at the end of the lease unless a 90-day written cancellation is given by either party.

NOTE 5 — DEBT

Term Loan Agreement and Discontinuance of Revolving Credit Facility

On August 26, 2021, the Company and its subsidiaries entered into the Second Amended and Restated Loan and Security Agreement with Bridge Bank. Pursuant to the Second Amended and Restated Loan and Security Agreement, Bridge Bank agreed to provide the Company and its subsidiaries with a new term loan facility in the maximum principal amount of $10,000,000. Amounts outstanding under the term loan of the Second Amended and Restated Loan and Security Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. Pursuant to the Second Amended and Restated Loan and Security Agreement, the Company discontinued the existing $3,000,000 revolving credit facility with Bridge Bank. At the time of the discontinuance, there was no outstanding balance on the revolving credit facility.

The Second Amended and Restated Loan and Security Agreement has a five-year term, and the maximum principal amount was advanced in a single-cash advance on or about the closing date. Interest accrued under the Second Amended and Restated Loan and Security Agreement is due monthly, and the Company shall make monthly interest-only payments through the one-year anniversary of the closing date. From the first anniversary of the closing date through the maturity date, the Company shall make monthly payments of principal and interest that increase over the term of the agreement. The Second Amended and Restated Loan and Security Agreement requires principal repayments on the anniversary date of the closing of the debt agreement of $500,000 in the second year, $1,000,000 in the third year, $2,000,000 in the fourth year, and $3,000,000 in the fifth year, respectively, with the remaining outstanding principal balance and all accrued but unpaid interest due in full on the maturity date. The Second Amended and Restated Loan and Security Agreement may also require early repayments if certain conditions are met. The Second Amended and Restated Loan and Security Agreement is secured by substantially all of the assets of the Company, its subsidiaries, and certain of its affiliates.

The Company recorded $130,000 in deferred financing costs related to the Second Amended and Restated Loan and Security Agreement. These deferred financing costs are being amortized over the term of the loan. The Company will also incur $200,000 in financing costs at the earlier of the term date of the loan, or pre-payment. These costs are being accreted, through interest expense, to the full value of the $200,000 over the term of the loan.

The Second Amended and Restated Loan and Security Agreement includes customary financial covenants as follows:

a.	Minimum Cash. Borrowers shall, at all times, maintain unrestricted cash of Borrowers at Bank in an amount not less than (i) on the Closing Date and for the first eleven (11) months immediately following the Closing Date, Five Million Dollars ($5,000,000) and (ii) at all times thereafter, Three Million Dollars ($3,000,000).

b.	Maximum Debt to ARR Ratio. Borrowers’ Maximum Debt to ARR Ratio, measured on a quarterly basis as of the last day of each fiscal quarter, shall not be greater than the amount set forth under the heading “Maximum Debt to ARR Ratio” as of, and for each of the dates appearing adjacent to such “Maximum Debt to ARR Ratio”.

Maximum Debt to
Quarter Ending	ARR Ratio
October 31, 2021	0.80 to 1.00
January 31, 2022	0.75 to 1.00
April 30, 2022	0.65 to 1.00
July 31, 2022	0.55 to 1.00
October 31, 2022	0.50 to 1.00
January 31, 2023	0.45 to 1.00

c.	Maximum Debt to Adjusted EBITDA Ratio. Commencing with the quarter ending April 30, 2023, Borrowers’ Maximum Debt to Adjusted EBITDA Ratio, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended, shall not be greater than the amount set forth under the heading “Maximum Debt to Adjusted EBITDA Ratio” as of, and for each of the dates appearing adjacent to such “Maximum Debt to Adjusted EBITDA Ratio”.

Maximum Debt to
Adjusted EBITDA
Quarter Ending	Ratio
April 30, 2023	11.30 to 1.00
July 31, 2023	4.15 to 1.00
October 31, 2023	2.50 to 1.00
January 31, 2024 and on the last day of each quarter thereafter	2.0 to 1.00

d.	Fixed Charge Coverage Ratio. Commencing with the quarter ending April 30, 2023, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended.

The Second Amended and Restated Loan and Security Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements. For the period ended January 31, 2022, the Company was in compliance with the Second Amended and Restated Loan and Security Agreement covenants.

Term Loan and Revolving Credit Facility with Bridge Bank

On March 2, 2021, the Company entered into an Amended and Restated Loan and Security Agreement, which replaced and superseded the Loan and Security Agreement, consisting of a $3,000,000 revolving credit facility (the “Amended Loan and Security Agreement”). This revolving credit facility was replaced with the Second Amended and Restated Loan and Security Agreement (above) that was put in place on August 26, 2021. Accordingly, the Company wrote-off $43,000 of deferred financing costs from this loan as a loss on extinguishment of debt in the accompanying consolidated statement of operations. The Amended Loan and Security Agreement had a two-year term and included customary financial covenants including the requirements that the Company achieve certain EBITDA levels and certain recurring revenue levels. The Company could not deviate by more than twenty percent its recurring revenue projections over a trailing three-month basis. Additionally, the Company’s Bank EBITDA, measured on a monthly basis over a trailing three-month period then ended, could not deviate by more than 30% or $300,000. The Amended Loan and Security Agreement facility bore interest at a per annum rate equal to the higher of (a) the Prime Rate (as published in The Wall Street Journal) plus 1.00%, with a “floor” Prime Rate of 4.0%. The Amended Loan and Security agreement was secured by substantially all of our assets.

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

In June 2021, the Company was notified that the full $2,301,000 of the PPP loan and accrued interest of $26,000 had been forgiven. The loan amount and accrued interest were recognized as an extinguishment of debt and has been recorded as other income on the consolidated statement of operations.

Outstanding principal balances on debt consisted of the following at:

	January 31, 2022(a)	January 31, 2021(b)
Term loan	$10,000,000	$2,301,000
Deferred financing cost	(96,000)	—
Total	9,904,000	2,301,000
Less: Current portion	(250,000)	(1,534,000)
Non-current portion of debt	$9,654,000	$767,000

(a)	The term loan as of January 31, 2022 is related to the new term loan agreement that the Company entered into on August 26, 2021 with Bridge Bank (see description above).

(b)	The term loan as of January 21, 2021 is related to the Company’s PPP loan (see description above). The PPP loan was forgiven in June 2021.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The goodwill activity is summarized as follows:

Goodwill
Balance at January 31, 2021	10,712,000
Acquisition of Avelead	12,377,000
Balance at January 31, 2022	23,089,000

Intangible assets consist of the following:

	January 31, 2022
	Estimated		Accumulated
	Useful Life	Gross Assets	Amortization	Net Assets
Finite-lived assets:
Customer relationships	8-10 years	$14,164,000	$4,755,000	$9,409,000
Internally Developed Software	9 years	6,380,000	325,000	6,055,000
Trademarks and Tradenames	15 years	1,340,000	41,000	1,299,000
Total		21,884,000	5,121,000	16,763,000

	January 31, 2021
	Estimated		Accumulated
	Useful Life	Gross Assets	Amortization	Net Assets
Finite-lived assets:
Customer relationships	5-10 years	$5,397,000	$4,773,000	$624,000

The Company recognized amortization expense on intangible assets of $1,281,000 and $491,000 for fiscal years 2021 and 2020, respectively.

Amortization over the next five fiscal years for intangible assets is estimated as follows:

Annual Amortization Expense
2022	$1,971,000
2023	1,801,000
2024	1,801,000
2025	1,801,000
2026	1,801,000
Thereafter	7,588,000
Total	$16,763,000

The Company wrote-off fully amortized intangible assets during fiscal 2021 of $933,000. There was no impact to the consolidated statements of operations as this eliminated the asset and accumulated amortization of the fully amortized intangible assets.

NOTE 7 — INCOME TAXES

For fiscal 2021 and 2020, income taxes for continuing operations consist of the following:

	Fiscal Year
	2021	2020
Current tax (expense) benefit:
Federal	$—	$—
State	(14,000)	(14,000)
Total current tax expense	$(14,000)	$(14,000)
Deferred tax (expense) benefit:
Federal	$(80,000)	$1,274,000
State	(15,000)	—
Total deferred tax (expense) benefit	$(95,000)	$1,274,000
Total provision	$(109,000)	$1,260,000

The Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes the exception to the basic intraperiod model in ASC 740-20-45-7. The benefit from income taxes from continuing operations, reported for fiscal year 2020, are offset by taxes on the gain on sale and taxes from operations of discontinued operations.

During fiscal year 2020, the Company had a loss from continuing operations and income from discontinued operations. The Company did not elect to early adopt ASU 2019-12 for the 2020 fiscal year; therefore, the income from discontinued operations was considered a source of taxable income to realize a partial tax benefit for the loss generated by continuing operations. As such, the financial statements for the 2020 fiscal year reflects tax expense in discontinued operations and a tax benefit in continuing operations. Applying the change on a prospective basis, this did not occur during the 2021 fiscal year and as such created a difference in the effective tax rate presentation for continuing operations between fiscal years 2020 and 2021.

The income tax benefit differs from the amount computed using the federal statutory income tax rates of 21% for fiscal 2021 and 2020 continuing operations as follows:

	Fiscal Year
	2021	2020
Federal tax benefit at statutory rate	$(1,430,000)	$(1,272,000)
State and local tax expense, net of federal	26,000	11,000
Increase in valuation allowance	1,950,000	419,000
Permanent items:
PPP Loan	(483,000)	—
Other	3,000	5,000
Reserve for uncertain tax position	(24,000)	35,000
R&D Credit (Federal)	120,000	(174,000)
Expiring carryforwards	—	5,000
Stock-based compensation	(45,000)	(305,000)
Other	(8,000)	16,000
Income tax expense	$109,000	$(1,260,000)

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences and credits are as follows:

	January 31,
	2022	2021
Deferred tax assets:
Allowance for doubtful accounts	$24,000	$16,000
Deferred revenue	60,000	12,000
Accruals	168,000	47,000
Net operating loss carryforwards	10,908,000	8,651,000
Stock compensation expense	510,000	367,000
Property and equipment	(6,000)	(5,000)
R&D credit	1,334,000	1,431,000
Other	23,000	7,000
Total deferred tax assets	13,021,000	10,526,000
Valuation allowance	(12,318,000)	(9,992,000)
Net deferred tax assets	703,000	534,000
Deferred tax liabilities:
Finite-lived intangible assets	(798,000)	(534,000)
Total deferred tax liabilities	(798,000)	(534,000)
Net deferred tax liabilities	$(95,000)	$—

At January 31, 2022, the Company had U.S. federal net operating loss carry forwards of $46,250,000 and $29,083,000 of these net operating losses expire at various dates through fiscal 2038. The remaining $17,167,000 of these net operating losses can be carried forward indefinitely under the provisions of the Tax Cuts and Jobs Act (TCJA). The TCJA also eliminated the ability to carry back net operating losses. The Company also had state net operating loss carry forwards of $21,318,000 and Federal R&D credit carry forwards of $1,575,000 and Georgia R&D credit carry forwards of $94,000, all of which expire at various dates through fiscal 2041.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company established a valuation allowance of $12,318,000 and $9,992,000 at January 31, 2022 and 2021, respectively. The increase in the valuation allowance of $2,326,000 was driven primarily by federal net operating losses.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through January 31, 2018. All material state and local income tax matters have been concluded for years through January 31, 2017. The Company is no longer subject to IRS examination for periods prior to the tax year ended January 31, 2018; however, carry forward losses that were generated prior to the tax year ended January 31, 2018 may still be adjusted by the IRS if they are used in a future period.

The Company has recorded a reserve, including interest and penalties, for uncertain tax positions of $315,000 and $339,000 as of January 31, 2022 and 2021, respectively. As of January 31, 2022 and 2021, the Company had no accrued interest and penalties associated with unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	2021	2020
Beginning of fiscal year	$339,000	$304,000
Additions for tax positions for the current year	4,000	33,000
Additions for tax positions of prior years	—	2,000
Subtractions for tax positions of prior years	(28,000)	—
End of fiscal year	$315,000	$339,000

NOTE 8 — EQUITY

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

NOTE 9 — MAJOR CUSTOMERS

During fiscal 2021, one individual customer accounted for 10% or more of our continuing operations revenue. This customer accounted for 15% of total continuing operations revenue for fiscal 2021. During fiscal 2020, no one individual customer accounted for 10% or more of our continuing operations revenue. Three customers represented 24%, 16%, and 15%, respectively, of continuing operations accounts receivable as of January 31, 2022 and 4 customers represented 31%, 16%, 14% and 13%, respectively, of continuing operations accounts receivable as of January 31, 2021. Many of our customers are invoiced on an annual basis.

NOTE 10 — EMPLOYEE RETIREMENT PLAN

The Company has established a 401(k) retirement plan that covers all associates. Company contributions to the plan may be made at the discretion of the board of directors. The Company’s matched amount is 50% up to the first 4% of compensation deferred by each associate. The total compensation expense for this matching contribution was $188,000 and $164,000 in fiscal 2021 and 2020, respectively.

NOTE 11 — STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s Third Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) replaced the 2005 Incentive Compensation Plan (the “2005 Plan”). The 2005 Plan expired based upon its terms. Accordingly, all the outstanding awards and any unallocated pool of un-issued options under the 2005 Plan were re-characterized to the 2013 Plan. Under these plans, the Company is authorized to issue equity awards (stock options, stock appreciation rights or “SARs”, and restricted stock) to directors and associates of the Company. Under the 2013 Plan, as amended, the Company is authorized to issue a number of shares not to exceed 8,223,246. The options granted under the 2013 Plan have terms of ten years or less, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant. At January 31, 2022 and 2021, options to purchase 937,130 and 500,830 shares of the Company’s common stock, respectively, had been granted and were outstanding under these plans. There are no SARs outstanding.

Inducement grants are approved by the Company’s compensation committee pursuant to NASDAQ Marketplace Rule 5635(c)(4). The terms of the grants were nearly identical to the terms and conditions of the Company’s stock incentive plans in effect at the time of each inducement grant. For the year ended January 31, 2021 and 2020, with regard to inducement grants, no stock options were issued, no options expired, no options were forfeited, and no stock options were exercised. As of January 31, 2022 and 2021, there were 125,000 options outstanding, respectively, under inducement grants.

A summary of stock option activity follows:

		Weighted
		Average	Remaining	Aggregate
	Options	Exercise Price	Life in Years	intrinsic value
Outstanding as of January 31, 2021	625,830	$3.45
Granted	583,333	1.53
Exercised	(3,300)	1.35
Expired	(137,033)	1.65
Forfeited	(6,700)	1.35
Outstanding as of January 31, 2022	1,062,130	$2.65	6.11	$21,000
Exercisable as of January 31, 2022	628,854	$3.42	3.75	$20,000
Vested or expected to vest as of January 31, 2022	1,061,307	$2.65	6.11	$21,000

583,333 options were granted in fiscal 2021, with a weighted average grant date fair value of $1.53. No options were granted or exercised in fiscal 2020.

The fiscal 2021 and 2020 stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for each fiscal year:

	2021	2020
Expected life	5.01 years	—
Risk-free interest rate	0.75%	—
Weighted average volatility factor	0.72	—
Dividend yield	—	—
Forfeiture rate	—	—

At January 31, 2022, there was $335,000 of unrecognized compensation cost related to non-vested stock-option awards. That cost is expected to be recognized over a remaining weighted average period of 2.54 years. The expense associated with stock option awards was $69,000 and $22,000, respectively, for fiscal 2021 and 2020. Cash received from the exercise of options was $5,000 in fiscal 2021. No options were exercised during fiscal 2020.

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

Restricted Stock

The Company is authorized to grant restricted stock awards to associates and directors under the 2013 Plan. The Company has also issued restricted stock as inducement grants to certain new employees. The restrictions on the shares granted generally lapse over a one- to four-year term of continuous employment from the date of grant. On March 4, 2021, our CEO was awarded 150,000 shares of restricted stock that will vest in four substantially equal quarterly installments commencing on the first anniversary of the date of grant. On June 17, 2020, our CEO was awarded 150,000 shares of restricted stock that will vest in four substantially equal quarterly installments commencing on the first anniversary of the date of grant. On October 17, 2019, our CEO was awarded 250,000 shares of restricted stock: 50,000 of which vested upon grant, 100,000 shares that vested in four substantially equal quarterly installments commencing on the first anniversary of the date of grant, and 100,000 shares that were subject to performance-based vesting based upon the achievement of certain growth rates of revenue specified in agreement. However, performance was not achieved by July 31, 2020, resulting in the grants being forfeited. The grant date fair value per share of restricted stock, which is based on the closing price of our common stock on the grant date, is expensed on a straight-line basis as the restriction period lapses. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights. A summary of restricted stock award activity for fiscal 2021 and 2020 is presented below:

		Weighted
	Non-vested	Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested balance at January 31, 2020	803,498	$1.22
Granted	1,158,245	1.07
Vested	(864,128)	1.18
Forfeited	(166,490)	1.16
Non-vested balance at January 31, 2021	931,125	$1.09
Granted	1,257,000	1.71
Vested	(1,095,175)	1.33
Forfeited	(50,100)	1.48
Non-vested balance at January 31, 2022	1,043,000	$1.57

At January 31, 2022, there was $1,024,000 of unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a remaining period of 2.03 years.

The expense associated with restricted stock awards for associates and directors was $1,667,000 and $1,075,000, respectively, for fiscal 2021 and 2020.

NOTE 12— COMMITMENTS AND CONTINGENCIES

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

Consulting Agreement with 180 Consulting

On March 19, 2020 the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, pursuant to which 180 Consulting has provided and will continue to provide a variety of consulting services including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, through separate executed statements of work (“SOWs”). The Company has entered into ten SOWs under the MSA. Some of the SOWs include the ability to earn stock at a conversion rate to be calculated 20 days after the execution of the related SOW. 180 Consulting earned a cumulative number of shares through January 31, 2022 totaling 521,077, and 272,653 shares for the year ended January 31, 2022. For services rendered by 180 Consulting during fiscal 2021, the Company incurred fees of $1,439,000. In addition, on February 22, 2022, the Company issued to 180 Consulting an aggregate of 78,031 shares as compensation for services previously rendered during the three-months ended January 31, 2022. Such 78,031 shares were issued in a private placement in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. During fiscal 2020, the Company incurred fees to 180 Consulting totaling $701,000. Of those fees, approximately $75,000 was related to capitalized software development, and the remaining was operating cost. The MSA includes a termination clause upon a 90-day written notice. While no related party has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to us under the MSA and the SOWs may share workspace and administrative costs with 121G Consulting (as defined and further discussed in Note 14 – Related Party Transactions).

On September 20, 2021, the Company entered into an additional Master Services Agreement with 180 Consulting to provide a variety of consulting services including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, to the Company in support of the Avelead products acquired through separate executed SOW’s. As of January 31, 2022, the Company has entered into one SOW under the Avelead MSA. For services rendered by 180 Consulting during fiscal 2021, the Company incurred fees totaling $288,000.

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

The transaction costs were primarily broker costs and costs of legal and accounting to effect the transaction. The Company allocated $4,825,000 in goodwill to the sale of the ECM Assets using a valuation of the ECM Assets and the remaining, go-forward business, to bifurcate its existing goodwill as of February 24, 2020. The amount of goodwill to be included in that carrying amount was based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained using our fair value approach as outlined in Note 2. Further, in accordance ASC 350-20-35-3A, when only a portion of goodwill is allocated to a business to be disposed of, the remaining portion of the goodwill associated with the reporting unit to be retained was tested for impairment and no impairment was recognized.

The Company reclassified the following assets and liabilities for discontinued operations in the accompanying consolidated balance sheets:

	As of
	January 31, 2022	January 31, 2021
Current assets of discontinued operations:
Accounts receivable	$—	$587,000
Current assets of discontinued operations	$—	$587,000
Long-term assets of discontinued operations:
Property and equipment, net	$—	$13,000
Long-term assets of discontinued operations	$—	$13,000
Current liabilities of discontinued operations:
Accrued expenses	$—	$8,000
Deferred revenues	—	587,000
Current liabilities of discontinued operations	$—	$595,000

For fiscal 2021 and 2020, the Company recorded the following into discontinued operations in the accompanying consolidated statements of operations:

	Fiscal Year
	2021	2020
Revenues:
Maintenance and support	$—	$412,000
Software as a service	—	138,000
Transition service fees	498,000	394,000
Total revenues	$498,000	$944,000

Expenses:
Cost of Sales	5,000	294,000
Transition service cost	92,000	166,000
Deferred financing cost	—	128,000
Total expenses	$97,000	$588,000
Income from discontinued operations	$401,000	$356,000

The Company entered into an agreement with the Purchaser of the ECM Assets to maintain the current data center through a transition period. The transition services did not have a finite ending date at the signing of the agreement. However, the transition services were completed in the third quarter of fiscal 2021.

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

No fees were incurred from 121G for fiscal 2021. For fiscal 2020, 121G Consulting fees totaled $107,000.

Refer to Note 3 – Business Combination and Divestiture. The Company acquired Avelead on August 16, 2021. In addition, the Company assumed a consulting agreement with AscendTek, LLC (“AscendTek”), a software development and system design company. AscendTek is owned by one of the Sellers of Avelead. The Company entered into a separation agreement with this Seller of Avelead on closing of the Avelead acquisition. From the acquisition date to the year ended January 31, 2022, the Company incurred approximately $64,000 in research and development services provided by AscendTek. Additionally, we assumed a lease for corporate office space from a Seller that is now employed by the Company. See Note 4 – Operating Leases.

NOTE 15 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after January 31, 2021, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these consolidated financial statements, except for the following:

Departure and Appointment of Certain Officers

We have previously disclosed by way of current reports on Form 8-K filed with the SEC that on February 14, 2022, William G. Garvis, the Company’s Senior Vice President and Chief Operating Officer, departed effective February 14, 2022. The Company also announced effective March 22, 2022, Randolph “Randy” Salisbury will depart effective April 15, 2022. Mr. Salisbury previously served as the Company’s Senior Vice President and Chief Sales and Marketing Officer. Mr. Salisbury is entitled to receive the severance accorded to him in his employment agreement for a separation without cause.

Schedule II

Valuation and Qualifying Accounts and Reserves

Streamline Health Solutions, Inc and Subsidiaries.

For the two years ended January 31, 2022

	Balance at Beginning	Charged to Costs and	(1)	Balance at End of
Description	of Period	Expenses	Deductions	Period
Year ended January 31, 2022:
Allowance for doubtful accounts	$65	$11	$—	$76
Year ended January 31, 2021:
Allowance for doubtful accounts	$96	$(31)	$—	$65

(1)	Uncollectible accounts written off, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer (who serves as our principal executive officer) and our Senior Vice President and Chief Financial Officer (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15©) as of the end of the period covered by this Report (January 31, 2022). Based on that evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2022. Avelead, which was acquired on August 16, 2021, was excluded from the scope of assessment of the effectiveness of our disclosure controls and procedures as of January 31, 2022.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2022, and concluded that our internal control over financial reporting was effective as of January 31, 2022. In making the assessment of internal control over financial reporting, management used the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Changes in Internal Control Over Financial Reporting

On August 16, 2021, the Company completed the acquisition of Avelead (Refer to Note 3 – Business Combination and Divestiture in our consolidated financial statements included in Part II, Item 8, “Financial Statements” for further information on the Avelead acquisition). In accordance with the general guidance issued by the staff of the SEC, Avelead have been excluded from the scope of management’s report on internal control over financial reporting for the year ended January 31, 2022. As part of the ongoing integration of Avelead, we are in the process of incorporating the controls and related procedures. Other than incorporating the Avelead controls, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this report fairly, in all material respects, our financial condition and results of operations as of the year ended January 31, 2022.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive compensation will be set forth in the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Directors Independence

Information regarding certain relationships and related transactions and director independence will be set forth in the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The Independent Registered Public Accounting Firm is Dixon Hughes Goodman LLP (PCAOB Firm ID No. 57) located in Atlanta, Georgia. Information regarding principal accountant fees and services will be set forth in the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

PART IV

(32)	Item 15. Exhibits and Financial Statement Schedulesa) See Index to Consolidated Financial Statements and Schedule Covered by Reports of Registered Public Accounting Firms included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Report. See Index to Exhibits contained in this Report.

(b) Exhibits

See Index to Exhibits contained in this Report.

Item 16. Form 10-K Summary

None.

INDEX TO EXHIBITS

EXHIBITS

2.1	Asset Purchase Agreement, dated December 17, 2019, by and among the Company, Streamline Health, Inc., and Hyland Software, Inc. (Incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 18, 2019).
2.2	Amendment No. 1 to the Asset Purchase Agreement, dated January 7, 2020, by and among the Company, Streamline Health, Inc., and Hyland Software, Inc. (Incorporated by reference from Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on January 7, 2020).
2.3	Unit Purchase Agreement, dated August 16, 2021, by and among Streamline Health Solutions, Inc., Avelead Consulting, LLC, Jawad Shaikh and Badar Shaikh (Incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 18, 2021).
3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on September 15, 2014).
3.2	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on May 24, 2021).
3.2	Amended and Restated Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014 (Incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on April 3, 2014).
4.1	Specimen Common Stock Certificate of Streamline Health Solutions, Inc. (Incorporated by reference from the Company’s Registration Statement on Form S-1, File Number 333-01494, as filed with the SEC on April 15, 1996).
4.2*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1#	Streamline Health Solutions, Inc. 1996 Employee Stock Purchase Plan, as amended and restated effective July 1, 2013 (Incorporated by reference from the Registration Statement on Form S-8, File Number 333-188763, as filed with the Commission on May 22, 2013).
10.2#	2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on May 26, 2005).
10.2(a)#	Amendment No. 1 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc.(Incorporated by reference from Annex 1 of the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 13, 2011).
10.2(b)#	Amendment No. 2 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-8, as filed with the SEC on November 15, 2012).
10.2(c)#	Amendment No. 3 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.2(c) of the Company’s Current Report on Form 8-K, as filed with the SEC on October 20, 2020).
10.3#	Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan (Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 22, 2019).
10.3(a)#	Amendment No. 1 to Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on May 24, 2021).
10.3(b)#	Form of Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 25, 2014).
10.3(c)#	Form of Restricted Stock Award Agreement for Executives (Incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 25, 2014).
10.3(d)#	Form of Stock Option Agreement for Executives (Incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 25, 2014).
10.4#	Employment Agreement, dated October 17, 2019, by and between the Company and Wyche T. “Tee” Green, III (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 18, 2019).
10.5#	Employment Agreement dated September 10, 2018 by and between Streamline Health Solutions, Inc. and Thomas J. Gibson (Incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on September 12, 2018).
10.6#	Employment Agreement dated February 5, 2020 by and between Streamline Health Solutions, Inc. and Randolph W. Salisbury (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on February 6, 2020).
10.7#	Employment Agreement dated August 1, 2019 by and between Streamline Health Solutions, Inc. and William G. Garvis (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 6, 2019).
10.8#	Employment Agreement, dated as of August 16, 2021, by and between Avelead Consulting, LLC and Jawad Shaikh (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 18, 2021).
10.9#	Restricted Stock Agreement by and between Streamline Health Solutions, Inc. and Jawad Shaikh, dated as of August 16, 2021 (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 18, 2021).
10.10#	Restricted Stock Agreement by and between Streamline Health Solutions, Inc. and Badar Shaikh, dated as of August 16, 2021 (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 18, 2021).
10.11#	Form of Indemnification Agreement for all directors and officers of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 7, 2006).
10.12	Software License and Royalty Agreement dated October 25, 2013 between Streamline Health, Inc. and Montefiore Medical Center (Incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on December 17, 2013).
10.12(a)	Joint Amendment dated July 1, 2018, to the Software License and Support Agreement and the Software License and Royalty Agreement by and between Streamline Health, Inc. and Montefiore Medical Center (Incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on September 12, 2018).

10.13	Loan and Security Agreement dated as of December 11, 2019 by and among Bridge Bank, a division of Western Alliance Bank, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on January 7, 2020).
10.13(a)	Amended and Restated Loan and Security Agreement dated as of March 2, 2021 by and among Western Alliance Bank, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2021).
10.13(b)	Second Amended and Restated Loan and Security Agreement, dated August 26, 2021, by and among Streamline Health Solutions, Inc., Streamline Health, Inc., Streamline Pay & Benefits, LLC, Streamline Consulting Solutions, LLC, Avelead Consulting, LLC and Western Alliance Bank (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 30, 2021.
10.14	Securities Purchase Agreement, dated October 10, 2019, between the Company and each purchaser identified on the signature pages thereto (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2019).
10.15	Registration Rights Agreement, dated October 10, 2019, between the Company and each of the several purchasers signatory thereto (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2019).
10.16	Master Services and Non-Disclosure Agreement, dated as of March 18, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 25, 2020).
10.16(a)	Statement of Work #1 to the Master Services and Non-Disclosure Agreement, dated as of March 18, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 25, 2020).
10.16(b)	Statement of Work #2 to the Master Services and Non-Disclosure Agreement, dated as of March 18, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 25, 2020).
10.16(c)	Statement of Work #3 to the Master Services and Non-Disclosure Agreement, dated as of March 18, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 25, 2020).
10.16(d)	Statement of Work #4 to the Master Services and Non-Disclosure Agreement, dated as of March 18, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on September 10, 2020).
10.17	Sublease Agreement (Incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on June 11, 2020).
21.1*	Subsidiaries of Streamline Health Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP
24	Power of Attorney (included in signature page)
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Streamline Health Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on April 28, 2022, formatted in XBRL includes: (i) Consolidated Balance Sheets at January 31, 2022 and 2021, (ii) Consolidated Statements of Operations for the two years ended January 31, 2022, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the two years ended January 31, 2022, (iv) Consolidated Statements of Cash Flows for the two years ended January 31, 2022, and (v) the Notes to Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

#	Management Contracts and Compensatory Arrangements.

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

DATE: April 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/S/ WYCHE T. “TEE” GREEN, III	Chief Executive Officer and Director	April 28, 2022
Wyche T. “Tee” Green, III	(Principal Executive Officer)

/s/ JONATHAN R. PHILLIPS	Director	April 28, 2022
Jonathan R. Phillips

/s/ JUSTIN FERAYORNI	Director	April 28, 2022
Justin Ferayorni

/s/ JUDITH E. STARKEY	Director	April 28, 2022
Judith E. Starkey

/s/ KENAN H. LUCAS	Director	April 28, 2022
Kenan H. Lucas

/s/ THOMAS J. GIBSON	Chief Financial Officer	April 28, 2022
Thomas J. Gibson	(Principal Financial Officer and Principal Accounting Officer)

