Form 10-Q
period 2022-04-30
STREAMLINE HEALTH SOLUTIONS INC.
filed 2022-06-09
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value per share, as of June 07, 2022 was 48,559,793.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	As of
	April 30, 2022	January 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,955,000	$9,885,000
Accounts receivable, net	4,660,000	3,823,000
Contract receivables	671,000	843,000
Prepaid and other current assets	423,000	568,000
Total current assets	13,709,000	15,119,000

Non-current assets:
Property and equipment, net	109,000	123,000
Right of use asset	173,000	218,000
Capitalized software development costs, net	5,645,000	5,555,000
Intangible assets, net	16,235,000	16,763,000
Goodwill	23,089,000	23,089,000
Other	1,002,000	948,000
Total non-current assets	46,253,000	46,696,000
Total assets	$59,962,000	$61,815,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(rounded to the nearest thousand dollars, except share and per share information)

	As of
	April 30, 2022	January 31, 2022
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,013,000	$778,000
Accrued expenses	2,655,000	1,803,000
Current portion of term loan	375,000	250,000
Deferred revenues	6,060,000	5,794,000
Current portion of lease obligation	188,000	204,000
Acquisition earnout liability	4,715,000	4,672,000
Total current liabilities	15,006,000	13,501,000
Non-current liabilities:
Term loan, net of current portion and DFC	9,549,000	9,654,000
Deferred revenues, less current portion	141,000	136,000
Lease obligations, less current portion	-	33,000
Acquisition earnout liability, less current portion	3,618,000	4,161,000
Other non-current liabilities	206,000	286,000
Total non-current liabilities	13,514,000	14,270,000
Total liabilities	28,520,000	27,771,000
Stockholders’ equity:
Common stock	481,000	478,000
Additional paid in capital	119,407,000	119,225,000
Accumulated deficit	(85,659,000)	(79,117,000)
Net loss	(2,787,000)	(6,542,000)
Total stockholders’ equity	31,442,000	34,044,000
Total liabilities and stockholders’ equity	$59,962,000	$61,815,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Three Months Ended April 30,
	2022	2021
Revenue:
Software licenses	$71,000	$135,000
Professional services	1,244,000	78,000
Audit services	679,000	504,000
Maintenance and support	1,110,000	1,057,000
Software as a service	2,831,000	1,177,000
Total revenue	5,935,000	2,951,000
Operating expenses:
Cost of software licenses	101,000	137,000
Cost of professional services	1,126,000	214,000
Cost of audit services	439,000	389,000
Cost of maintenance and support	46,000	87,000
Cost of software as a service	1,497,000	610,000
Selling, general and administrative expense	4,501,000	2,551,000
Research and development	1,312,000	977,000
Non-routine costs	90,000	441,000
Total operating expenses	9,112,000	5,406,000
Operating loss	(3,177,000)	(2,455,000)
Other income (expense):
Interest expense	(132,000)	(13,000)
Other	533,000	15,000
Loss from continuing operations before income taxes	(2,776,000)	(2,453,000)
Income tax expense	(11,000)	(9,000)
Loss from continuing operations	(2,787,000)	(2,462,000)
Income from discontinued operations:
Income from discontinued operations	—	320,000
Income from discontinued operations, net of tax	—	320,000
Net loss	$(2,787,000)	$(2,142,000)

Basic Earnings Per Share:
Continuing operations	$(0.06)	$(0.07)
Discontinued operations	—	0.01
Net loss per share	$(0.06)	$(0.06)
Weighted average number of common shares – basic	47,028,463	37,497,958

Diluted Earnings Per Share:
Continuing operations	$(0.06)	$(0.07)
Discontinued operations	—	0.01
Net loss per share	$(0.06)	$(0.06)
Weighted average number of common shares – diluted	47,285,961	38,184,765

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

	Common stock shares	Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders’ equity

Balance at January 31, 2022	47,840,950	$478,000	$119,225,000	$(85,659,000)	$34,044,000
Restricted stock issued	408,031	4,000	(4,000)	—	—
Restricted stock forfeited	(63,900)	—	—	—	—
Surrender of shares	(95,701)	(1,000)	(140,000)	—	(141,000)
Share-based compensation	—	—	326,000	—	326,000
Net loss	—	—	—	(2,787,000)	(2,787,000)
Balance at April 30, 2022	48,089,380	$481,000	$119,407,000	$(88,446,000)	$31,442,000

Balance at January 31, 2021	31,597,975	$316,000	$96,290,000	$(79,117,000)	$17,489,000
Restricted stock issued	740,752	7,000	(7,000)	—	—
Surrender of shares	(78,562)	(1,000)	(160,000)	—	(161,000)
Share-based compensation	—	—	565,000	—	565,000
Issuance of Common Stock	10,062,500	101,000	15,999,000	—	16,100,000
Offering Expenses	—	—	(1,293,000)	—	(1,293,000)
Net loss	—	—	—	(2,142,000)	(2,142,000)
Balance at April 30, 2021	42,322,665	$423,000	$111,394,000	$(81,259,000)	$30,558,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

	Three months Ended April 30,
	2022	2021
Net Loss	$(2,787,000)	$(2,142,000)
LESS: Income from discontinued operations, net of tax	—	320,000
Loss from continuing operations, net of tax	(2,787,000)	(2,462,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,000	21,000
Amortization of capitalized software development costs	429,000	506,000
Amortization of intangible assets	528,000	115,000
Amortization of other deferred costs	112,000	116,000
Amortization of deferred financing costs	20,000	—
Change in fair value of acquisition earnout liability	(500,000)	—
Share-based compensation expense	326,000	565,000
Provision for accounts receivable allowance	13,000	—
Changes in assets and liabilities:
Accounts and contract receivables	(678,000)	(341,000)
Other assets	8,000	(275,000)
Accounts payable	235,000	(29,000)
Accrued expenses and other liabilities	739,000	145,000
Deferred revenue	271,000	1,161,000
Net cash used in operating activities	(1,270,000)	(478,000)
Net cash used in operating activities – discontinued operations	—	560,000
Cash flows from investing activities:
Capitalization of software development costs	(519,000)	(378,000)
Net cash used by investing activities	(519,000)	(378,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	16,100,000
Payments for costs directly attributable to the issuance of common stock	—	(1,293,000)
Payments related to settlement of employee share-based awards	(141,000)	(161,000)
Payment for deferred financing costs	—	(31,000)
Other	—	(1,000)
Net cash (used in) provided by financing activities	(141,000)	14,614,000
Net (decrease) increase in cash and cash equivalents	(1,930,000)	14,318,000
Cash and cash equivalents at beginning of period	9,885,000	2,409,000
Cash and cash equivalents at end of period	$7,955,000	$16,727,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022

NOTE 1 — BASIS OF PRESENTATION

Streamline Health Solutions, Inc. and each of its wholly-owned subsidiaries, Streamline Health, LLC, Avelead Consulting, LLC, Streamline Consulting Solutions, LLC and Streamline Pay & Benefits, LLC, (collectively, unless the context requires otherwise, “we,” “us,” “our,” “Streamline,” or the “Company”), operates in one segment as a provider of healthcare information technology solutions and associated services. The Company provides these capabilities through the licensing of its Coding & CDI, eValuator coding analysis platform, RevID, and other workflow software applications and the use of such applications by software as a service (“SaaS”). The Company also provides audit and coding services to help customers optimize their internal clinical documentation and coding functions, as well as implementation and consulting services to complement its software solutions. The Company’s software and services enable hospitals and integrated healthcare delivery systems in the United States and Canada to capture, store, manage, route, retrieve and process patient clinical, financial and other healthcare provider information related to the patient revenue cycle.

The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The condensed consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and each of its wholly-owned subsidiaries. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent annual report on Form 10-K. Operating results for the three months ended April 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2023.

Two or more operating segments may be aggregated into a single operating segment if they are considered to be similar. Operating segments are considered to be similar if they can be expected to have essentially the same economic characteristics and future prospects. Using the aggregation guidance, the Company determined that it has one operating segment due to the similar economic characteristics of the Company’s products, product development, distribution, regulatory environment and customer base as a provider of computer software-based solutions and services for acute-care healthcare providers. The Company has two reporting units for evaluation of intangible assets. These two reporting units are the legacy Streamline products and Avelead Consulting, LLC. Refer to “Note 3 – Business Combination and Divestiture”.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the fiscal year 2021 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the notes to the consolidated financial statements contained in the Annual Report on Form 10-K when reviewing interim financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to the recognition of revenue, share-based compensation, capitalization of software development costs, intangible assets, the allowance for doubtful accounts, contingent consideration, and income taxes. Actual results could differ from those estimates.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. There were no transfers of assets or liabilities between Levels 1, 2, or 3 during the three months ended April 30, 2022 and 2021.

The table below provides information on the fair value of our liabilities:

		Quoted Prices in	Significant Other	Significant
	Total Fair	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At January 31, 2022
Acquisition earnout liability (1)	$8,833,000	$–	$–	$8,833,000
At April 30, 2022
Acquisition earnout liability (1)	$8,333,000	$–	$–	$8,333,000

(1)	The fair value of the acquisition earnout liability is based upon a probability-weighted discounted cash flow that was completed at the date of acquisition and updated as of April 30, 2022. The change in the fair value of the acquisition earnout liability was $2,351,000 from the date of closing of the Avelead acquisition, August 16, 2021 to the end of the quarter, April 30, 2022. The change in the fair value of the acquisition earnout liability was $500,000 from the end of the previous fiscal year, January 31, 2022 to the end of the quarter, April 30, 2022.The change in the fair value is recognized in “other expense” in the accompanying condensed consolidated statement of operations.

The fair value of the Company’s term loan under its Second Amended and Restated Loan and Security Agreement was determined through an analysis of the interest rate spread from the date of closing the loan (August 2021) to the date of the most recent balance sheet, January 31, 2022. The term loan bears interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The prime rate is variable and, thus accommodates changes in the market interest rate. However, the interest rate spread (the 1.5% added to the Prime Rate) is fixed. We estimated the impact of the changes in the interest rate spread by analogizing the effect of the change in the Corporate bond rates, reduced for any changes in the market interest rate. This provided us with an estimated change to the interest rate spread of approximately 0.5% from the date we entered the debt agreement to the end of the fiscal year, January 31, 2022. The discount to the value of the debt as of January 31, 2022 was estimated to be $9,798,000, or a discount to book value $202,000. Long-term debt is classified as Level 2.

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

We recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, under the core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Three Months Ended
	April 30, 2022	April 30, 2021
Recurring revenue	$3,941,000	$2,234,000
Non-recurring revenue	1,994,000	717,000
Total revenue:	$5,935,000	$2,951,000

The Company includes revenue categories of (i) maintenance and support and (ii) software as a service as recurring revenue. The Company includes revenue categories of (i) software licenses, (ii) professional services, and (iii) audit services as non-recurring revenue.

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

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenue includes payments received in advance of performance under the contract. The Company’s contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the three months ended April 30, 2022, the Company recognized approximately $2,288,000 in revenue from deferred revenues outstanding as of January 31, 2022. Revenue allocated to remaining performance obligations was $21,092,000 as of April 30, 2022, of which the Company expects to recognize approximately 62% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

The Company defers the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the period of expected benefit which is the contractual term. As of April 30, 2022 and January 31, 2022, the Company had deferred costs of $129,000 and $125,000 respectively, net of accumulated amortization of $112,000 and $93,000, respectively. Amortization expense of these costs was $19,000 and $39,000 for the three months ended April 30, 2022 and 2021, respectively, and is included in various costs of revenue in the condensed consolidated statements of operations.

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

As of April 30, 2022 and January 31, 2022, deferred commission costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totaled $872,000 and $806,000, respectively, net of accumulated amortization of $501,000 and $408,000, respectively. For the three months ended April 30, 2022 and 2021, $93,000 and $70,000, respectively, in amortization expense associated with deferred sales commissions was included in selling, general and administrative expenses in the condensed consolidated statements of operations. There were no impairment losses for these capitalized costs for these periods.

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the entity had paid cash for the goods or services. The Company incurred total compensation expense related to share-based awards of $326,000 and $565,000 for the three months ended April 30, 2022 and 2021, respectively.

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

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At April 30, 2022, the Company believes it has appropriately accounted for any uncertain tax positions.

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

The following is the calculation of the basic and diluted net earnings (loss) per share of common stock for the three months ended April 30, 2022 and 2021:

	Three Months Ended
	April 30, 2022	April 30, 2021
Basic earnings (loss) per share:
Continuing operations
Loss from continuing operations, net of tax	$(2,787,000)	$(2,462,000)
Basic net loss per share of common stock from continuing operations	$(0.06)	$(0.07)

Discontinued operations
Income available to common stockholders from discontinued operations	$—	$320,000
Basic net earnings per share of common stock from discontinued operations	$—	$0.01

Diluted earnings (loss) per share (1):
Continuing operations
Loss available to common stockholders from continuing operations	$(2,787,000)	$(2,462,000)
Diluted net loss per share of common stock from continuing operations	$(0.06)	$(0.07)

Discontinued operations
Income available to common stockholders from discontinued operations	$—	$320,000
Diluted net earnings per share of common stock from discontinued operations	$—	$0.01

Net loss	$(2,787,000)	$(2,142,000)
Weighted average shares outstanding – Basic	47,028,463	37,497,958
Effect of dilutive securities – Stock options and Restricted stock	257,498	686,807
Weighted average shares outstanding – Diluted	47,285,961	38,184,765
Basic net loss per share of common stock	$(0.06)	$(0.06)
Diluted net loss per share of common stock	$(0.06)	$(0.06)

(1)

Includes the effect of vested and excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of April 30, 2022 and 2021, there were 1,025,800 and 1,387,325 unvested restricted shares of common stock outstanding, respectively.

(2)	Diluted net loss per share excludes the effect of shares that are anti-dilutive. For the three months ended April 30, 2022, diluted EPS excludes 1,062,130 outstanding stock options and 1,025,800 unvested restricted shares of common stock For the three months ended April 30, 2021, diluted EPS excludes 573,630 outstanding stock options and 1,387,325 unvested restricted shares of common stock.

Other Operating Costs

Non-routine Costs

	Three Months ended April 30, 2022	Three Months ended April 30, 2021
Professional fees	$90,000	$91,000
Executive bonuses	—	350,000
Total non-routine costs	$90,000	$441,000

For the three months ended April 30, 2022 and 2021, the Company incurred certain non-routine costs, which include transactions costs related to the acquisition of Avelead totaling $90,000 and $91,000, respectively, consisting of professional services. For the three months ended April 30, 2021, the Company also paid $350,000 for certain executive bonuses for the successful capital raise and closing of the Avelead acquisition.

Non-Cash Items

The Company did not have any non-cash investing or financing activities to disclose supplementally with the condensed consolidated statements of cash flows for the three-months ended April 30, 2022 and 2021.

Accounting Pronouncements Recently Adopted

In July 2021, the FASB issued ASU 2021-05, Lessors - Certain Leases with Variable Lease Payments to ASC Topic 842, Leases (“ASC 842”) (“ASU 2021-05”). ASU 2021-05 provides additional ASC 842 classification guidance as it relates to a lessor’s accounting for certain leases with variable lease payments. ASU 2021-05 requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss. ASU 2021-05 became effective for the Company on February 1, 2022. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or disclosures.

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

NOTE 3 — BUSINESS COMBINATION AND DIVESTITURE

Avelead Acquisition

The Company acquired all of the equity interests of Avelead as part of the Company’s strategic expansion into the acute-care health care revenue cycle management industry on August 16, 2021 (the “Transaction”). The acquisition was completed on August 16, 2021.

The aggregate consideration for the purchase of Avelead was approximately $29.7 million (at fair value) consisting of (i) $12.4 million in cash, net of cash acquired, (ii) $0.1 million in holdback, which was paid to sellers during the fourth quarter of fiscal 2021, (iii) $6.5 million in common stock, and (iv) approximately $10.7 million in contingent consideration (see below). The Company issued 5,021,972 shares of its restricted common stock (the “Acquisition Restricted Common Stock”). The Acquisition Restricted Common Stock has a fair value as of the closing date of the acquisition of $6.5 million. Additionally, the Company contracted two types of contingent consideration; the first is referred to herein as “SaaS Contingent Consideration” and the second is referred to herein as “Renewal Contingent Consideration.” The SaaS Contingent Consideration and Renewal Contingent Consideration had an aggregate value of approximately $10.7 million as of the date of closing. The owners of Avelead are also referred to herein as “Sellers” and are enumerated in the UPA (as defined below).

The Company acquired all of the equity interests of Avelead, effective August 16, 2021, pursuant to a Unit Purchase Agreement (hereafter referred to as the “UPA”). The UPA stated that the purchase price for Avelead at closing included a cash payment of $11.9 million. Additionally, the Company paid $285,000 of the Sellers’ closing costs, and $285,000 related to the working capital adjustment as defined in the UPA. Finally, at closing, the Company issued the Acquisition Restricted Common Stock with a fair value of approximately $6.5 million, based on a 30-day average of the closing price of the Company’s common stock prior to the closing date. The SaaS Contingent Consideration and the Renewal Contingent Consideration described in more detail below were included in the UPA as potential future consideration for the Transaction. These are reflected on the Company’s balance sheet as “Acquisition earnout liability.”

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

The contingent consideration is comprised of “SaaS Contingent Consideration” and “Renewal Contingent Consideration” which are described in more detail as follows:

●	The SaaS Contingent Consideration is calculated based upon Avelead’s recurring SaaS revenue recognized during the first and second year following the acquisition. The Company will pay the SaaS Contingent Consideration as follows: (i) 50% in cash and (ii) 50% in shares of Company common stock valued at the time the earnout is paid subject to a collar, as described below.

●	The first year of SaaS Contingent Consideration is calculated as 75% of Avelead’s recognized SaaS revenue from September 1, 2021 to August 31, 2022. The first-year payment is subject to a deduction of $665,000 spread equally between the cash and common stock portion of the earnout consideration. The first year earnout will be paid on or about October 15, 2022, subject to a dispute and resolution period. Assuming that Avelead is within 80% of its forecasted SaaS revenue in the first year earnout[1], the Company agreed to a floor and ceiling on the value of the Company’s restricted common stock issued as consideration for the earnout. That collar has a floor of $3.50 per share and a ceiling of $5.50 per share for the first year earnout.
●	The second year of SaaS Contingent Consideration is calculated as 40% of Avelead’s recognized SaaS revenue from September 1, 2022 to August 31, 2023. The second year earnout will be paid on or about October 15, 2023, subject to a dispute and resolution period. Assuming that Avelead is within 80% of its forecasted SaaS revenue in the second year earnout[1], the Company agreed to a floor and ceiling on the Company’s restricted common stock issued as consideration for the earnout. That collar has a floor of $4.50 per share and a ceiling of $6.50 per share for the second year earnout.

[1]	If Avelead does not achieve 80% of its forecasted revenue, the price per share will revert back to the Company’s market price based upon a 30-day average.

●	The Renewal Contingent Consideration is tied directly to a successful renewal of a specific customer of Avelead. To meet the definition of a renewal, Avelead must achieve a minimum threshold of contracted revenue in an updated, annual, renewed contract with the specified customer. The renewal occurs on or about June 1, 2022 and June 1, 2023. The Company will remit the Renewal Contingent Consideration on or about each of October 15, 2022 and 2023, respectively. The Renewal Contingent Consideration is payable in shares of Company restricted common stock valued as of the date of Closing. Accordingly, upon achieving the Renewal Contingent Consideration, the Company will issue 627,747 shares of restricted common stock on or about each of October 15, 2022 and October 15, 2023, subject to a dispute and resolution period. The Renewal Contingent Consideration is either earned or not earned based upon the renewal of the specified customer at the minimum amount of contracted revenue. There is no pro-ration of the underlying Renewal Contingent Consideration.

The components of the total consideration are as follows:

(in thousands)
Components of total consideration, net of cash acquired:
Cash	$11,900
Cash, seller expenses	285
Cash, estimated net working capital adjustment	285
Restricted Common Stock	6,554
Acquisition earnout liabilities	10,684	(a)
Total consideration	$29,708

(a)	Acquisition earnout liabilities represents the net present value and risk adjusted probability of the required future payments underlying the Company’s SaaS Contingent Consideration and Renewal Contingent Consideration as described above. Due to the dates that the Company is required to measure, report and agree on the calculations, $4,715,000 is shown as a short-term liability and $3,618,000 is shown as a long-term liability as of April 30, 2022.

The acquisition earnout liability is re-measured at fair value on a recurring basis and the change to the liability is recorded as a valuation adjustment recorded through “other expenses or income” in the accompanying condensed consolidated statements of operations. The change in the fair value recorded for the three months ended April 30, 2022 was $500,000. A range of possible outcomes is not available under the specific valuation method that was used in determining fair value of the acquisition earnout liability.

The Company is presenting the allocation of the total consideration to net tangible and intangible assets as of the date of the closing of Avelead as follows:

(in thousands)
Net tangible assets (liabilities):
Accounts receivable	$1,246
Unbilled revenue	200
Prepaid expenses	178
Fixed assets	37
Accounts payable	(490)
Accrued expenses	(397)
Deferred revenues	(863)
Net tangible assets (liabilities)	(89)
Goodwill	12,377
Customer Relationships (SaaS)	8,370
Customer Relationships (Consulting)	1,330
Internally Developed Software	6,380
Trademarks and Tradenames	1,340
Net assets acquired and liabilities assumed	$29,708

The intangible assets recorded as a result of the Avelead acquisition, and their related estimated useful lives are as follows:

Estimated Useful Lives
Goodwill	Indefinite
Customer Relationships (SaaS)	10 years
Customer Relationships (Consulting)	8 years
Internally Developed Software	9 years
Trademarks and Tradenames	15 years

The Company’s pro forma revenues and loss from continuing operations for the three-month period ending April 30, 2021, assuming Avelead was acquired on February 1, 2021, are as follows. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the acquisition occurred at the beginning of these periods nor is it indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated costs savings from synergies or other operational improvements.

	Three Months Ended April 30, 2021
	Actual	Pro Forma
Revenues	$2,951,000	$5,482,000
Loss from continuing operations	$(2,462,000)	$(2,606,000)

Included in the accompanying unaudited pro forma statement of operations for the three months ended April 30, 2021 are $2,531,000 of Avelead revenue and $(144,000), of loss from continuing operations. For the three-months ended April 30, 2022, Avelead contributed $2,561,000 to the Company’s consolidated revenues and $(544,000) to the Company’s consolidated continuing operations loss.

The Company entered into one employment agreement and one separation agreement with each of the two Sellers. Included in the transaction costs related to the Avelead acquisition is the cost of a two-year separation agreement with one Seller. This separation agreement was expensed at the closing of the transaction as there were no material future obligations of the Seller to the Company within non-routine costs. See Note 2 – Summary of Significant Accounting Policies. The employment agreement is a two-year employment agreement that entitles the Seller to a six-month separation pay in the case of termination without cause. The expense for the employment agreement is recognized ratably over the service period customary with other employment agreements within selling, general, and administrative expense.

The Company granted options to purchase 583,333 shares of the Company’s common stock to the Sellers at the closing of the Transaction. These options have a strike price of $1.53 per share, the closing stock price on the trading date immediately preceding the closing. 500,000 options were awarded to one Seller that will vest, monthly, over a three (3) year service period. The remaining 83,333 options were awarded to another Seller and vested immediately upon issuance. The Company utilized the Black-Scholes method to determine the grant-date fair value of these options. The 83,333 options were not exercised prior to their expiration date of November 15, 2021. The 500,000 options have a grant-date fair value of approximately $395,000 and are expensed over the vesting period within selling, general, and administrative expense.

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

Alpharetta Office Lease

On October 1, 2021, the Company entered into an agreement with a third-party to sublease its office space in Alpharetta, Georgia, (the “Sublease Agreement”). The sublease term is for 18 months which coincides with the Company’s underlying lease (see below). The Company expects to receive $292,000 from the sublessee over the term of the sublease. The sublease did not relieve the Company of its original obligation under the lease, and therefore the Company did not adjust the operating lease right-of-use asset and related liability. For the three months ended April 30, 2022, the Company recorded $48,000 as other income related to the sublease.

The Company entered into a lease for office space in Alpharetta, Georgia, on March 1, 2020. The lease terminates on March 31, 2023. At inception, the Company recorded a right-of use asset of $540,000, and related current and long-term operating lease obligation in the accompanying consolidated balance sheet. As of April 30, 2022, operating lease right-of use assets totaled $173,000, and the associated lease liability is included in current liabilities of $188,000. The Company used a discount rate of 6.5% to the determine the lease liability. For the three months ended April 30, 2022 and 2021, the Company had lease operating costs of approximately $48,000 for each period.

Maturities of operating lease liabilities associated with the Company’s operating lease as of April 30, 2022 are as follows for payments due based upon the Company’s fiscal year:

2022	$158,000
2023	35,000
Total lease payments	193,000
Less present value adjustment	(5,000)
Present value of lease liabilities	$188,000

Suwanee Office Lease

Upon acquiring Avelead on August 16, 2021 (refer to Note 3 – Business Combination and Divestiture), the Company assumed an operating lease agreement for the corporate office space of Avelead. The lessor is an entity controlled by one of the Sellers that is employed by the Company The 36-month term lease commenced March 1, 2019 and expired on February 28, 2022. In February 2022, the Company renewed the lease for twelve months with monthly payments totaling $71,984 over the term of the lease. For the three months ended April 30, 2022, the Company recorded rent expense of $19,000.

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

The Second Amended and Restated Loan and Security Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements. For the period ended April 30, 2022, the Company was in compliance with the Second Amended and Restated Loan and Security Agreement covenants.

Term Loan and Revolving Credit Facility with Bridge Bank

On March 2, 2021, the Company entered into an Amended and Restated Loan and Security Agreement, which replaced and superseded the Loan and Security Agreement, consisting of a $3,000,000 revolving credit facility (the “Amended Loan and Security Agreement”). This revolving credit facility was replaced with the Second Amended and Restated Security Agreement (above) that was put in place on August 26, 2021. Accordingly, the Company wrote-off $43,000 of deferred financing costs from this loan as a loss on extinguishment of debt in the accompanying condensed consolidated statement of operations. The Second Amended and Restated Loan and Res Security Agreement had a two-year term and included customary financial covenants including the requirements that the Company achieve certain EBITDA levels and certain recurring revenue levels. The Company could not deviate by more than twenty percent its recurring revenue projections over a trailing three-month basis. Additionally, the Company’s Bank EBITDA, measured on a monthly basis over a trailing three-month period then ended, could not deviate by more than 30% or $300,000. The Amended Loan and Security Agreement facility bore interest at a per annum rate equal to the higher of (a) the Prime Rate (as published in The Wall Street Journal) plus 1.00%, with a “floor” Prime Rate of 4.0%. The Amended Loan and Security agreement was secured by substantially all of our assets.

Outstanding principal balances on debt related to the new term loan agreement that the Company entered into on August 16, 2021 with Bridge Bank consisted of the following at:

	April 30, 2022	January 31, 2022
Term loan	$10,000,000	$10,000,000
Deferred financing cost	(76,000)	(96,000)
Total	9,924,000	9,904,000
Less: Current portion	(375,000)	(250,000)
Non-current portion of debt	$9,549,000	$9,654,000

NOTE 6 — INCOME TAXES

Income taxes consist of the following:

	April 30,
	2022	2021
Current tax expense:
Federal	$(7,000)	$-
State	(4,000)	(9,000)
Total current tax provision	$(11,000)	$(9,000)

The Company adopted ASU 2019-12. ASU 2019-12 removes the exception to the basic intraperiod model in ASC 740-20-45-7.

At January 31, 2022, the Company had U.S. federal net operating loss carry forwards of $46,250,000. The Company also had state net operating loss carry forwards of $21,318,000 and Federal R&D credit carry forwards of $1,575,000 and Georgia R&D credit carry forwards of $94,000, all of which expire through fiscal 2041.

The effective income tax rate on continuing operations of approximately 21% differs from our combined federal and state statutory rate of 25.15% primarily due to the full valuation allowance the Company currently maintains on its net deferred tax asset.

The Company has recorded $318,000 and $315,000 in reserves for uncertain tax positions as of April 30, 2022 and January 31, 2022, respectively.

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

NOTE 7 — EQUITY

Capital Raise

On February 25, 2021, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC, as the sole managing underwriter, relating to the underwritten public offering of an aggregate of 10,062,500 shares of the Company’s common stock, par value $0.01 per share, which included 1,312,500 shares of common stock sold pursuant to the underwriter’s exercise of an option to purchase additional shares of common stock to cover over-allotments (the “Offering”). The price to the public in the Offering was $1.60 per share of common stock. The gross proceeds to the Company from the Offering were approximately $16,100,000, before deducting underwriting discounts, commissions, and estimated offering expenses. The Offering closed on March 2, 2021.

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Consulting Agreement with 180 Consulting

On March 19, 2020 the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, pursuant to which 180 Consulting has provided and will continue to provide a variety of consulting services including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, through separate executed statements of work (“SOWs”). The Company has entered into eleven SOWs under the MSA. Some of the SOWs include the ability to earn stock at a conversion rate to be calculated 20 days after the execution of the related SOW. 180 Consulting earned a cumulative number of shares through April 30, 2022 totaling 577,147, and 56,070 shares for the three months ended April 30, 2022. The Company paid fees of $389,000 and $380,000, respectively, for services rendered by 180 Consulting during the three months ended April 30, 2022 and 2021. In addition, on February 22, 2022, the Company issued to 180 Consulting an aggregate of 78,031 shares as compensation for services previously rendered during the three-months ended January 31, 2022. Such 78,031 shares were issued in a private placement in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. The MSA includes a termination clause upon a 90-day written notice. While no related party has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to us under the MSA and the SOWs may share workspace and administrative costs with 121G Consulting (as defined and further discussed in Note 10 – Related Party Transactions).

On September 20, 2021, the Company entered into an additional Master Services Agreement with 180 Consulting to provide a variety of consulting services including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, to the Company in support of the Avelead products acquired through separate executed SOW’s. As of April 30, 2022, the Company has entered into one SOW under the Avelead MSA. For services rendered by 180 Consulting during the three-month periods ending April 30, 2022, the Company incurred fees totaling $260,000.

NOTE 9 – DISCONTINUED OPERATIONS

On February 24, 2020, the Company consummated the sale of the Company’s legacy Enterprise Content Management business (the “ECM Assets”).

For the three-months ended April 30, 2022 and 2021, the Company recorded the following into discontinued operations in the accompanying condensed consolidated statements of operations:

	Three Months Ended
	April 30, 2022	April 30, 2021
Revenues:
Transition service fees	—	352,000
Total revenues	—	352,000

Expenses:
Cost of Sales	—	2,000
Transition service cost	—	30,000
Total expenses	—	32,000

Income from discontinued operations	$—	$320,000

The Company entered into an agreement with the Purchaser of the ECM Assets to maintain the current data center through a transition period. The transition services did not have a finite ending date at the signing of the agreement. However, the transition services were completed in the third quarter of fiscal 2021.

NOTE 10 - RELATED PARTY TRANSACTIONS

Refer to Note 3 – Business Combination and Divestiture. The Company acquired Avelead on August 16, 2021. In addition, the Company assumed a consulting agreement with AscendTek, LLC (“AscendTek”), a software development and system design company. AscendTek is owned by one of the Sellers of Avelead. The Company entered into a separation agreement with this Seller of Avelead on closing of the Avelead acquisition. For the three-months ended April 30, 2022, the Company incurred approximately $16,000 in research and development services provided by AscendTek. Additionally, we assumed a lease for corporate office space from a Seller that is now employed by the Company. This lease term ended February 2022 but was renewed for a term of 12 months (refer to Note 4 – Operating Leases).

NOTE 11 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after April 30, 2022 and based on our evaluation we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements.

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

Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 and in our subsequent filings with the SEC, and include among others, the following:

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

●	new product and services development and commercialization;

●	key strategic alliances with vendors and channel partners that resell our products;

●	uncertainty in continued relationships with customers due to termination rights;

●	our ability to control costs;

●	availability, quality and security of products produced, and services provided by third-party vendors;

●	the healthcare regulatory environment;

●	potential changes in legislation, regulation and government funding affecting the healthcare industry;

●	healthcare information systems budgets;

●	availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems;

●	the success of our relationships with channel partners;

●	fluctuations in operating results;

●	our future cash needs;

●	the consummation of resources in researching acquisitions, business opportunities or financings and capital market transactions;

●	the failure to adequately integrate past and future acquisitions into our business;

●	critical accounting policies and judgments;

●	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other standard-setting organizations;

●	changes in economic, business and market conditions impacting the healthcare industry and the markets in which we operate;

●	our ability to maintain compliance with the terms of our credit facilities; and

●	our ability to maintain compliance with the continued listing standards of the Nasdaq Capital Market (“Nasdaq”).

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

Results of Operations

Revenues

	Three Months Ended
($ in thousands):	April 30, 2022	April 30, 2021	Change	% Change

Software licenses	$71	$135	$(64)	(47)%
Professional services	1,244	78	1,166	1,495%
Audit services	679	504	175	35%
Maintenance and support	1,110	1,057	53	5%
Software as a service	2,831	1,177	1,654	141%
Total Revenues	$5,935	$2,951	$2,984	101%

Software licenses — For the three-month period ended April 30, 2022, revenue from proprietary software license revenue decreased by $64,000 from the respective prior comparable periods. The Company is experiencing a shift in business from perpetual software licenses to a software as a service model. The software license sales come primarily from our channel partners. The Company has the ability to influence sales of these products; however, the timing is difficult to manage as sales are primarily the result of the efforts of these channel partners.

Professional services — For the three-month period ended April 30, 2022, revenue from professional services increased by $1,166,000 from their respective prior comparable period. The increase in professional services includes $1,027,000 of Avelead professional services revenue. The remaining increase was primarily driven by services completed related to prior year software license agreements.

Audit services — For the three-month period ended April 30, 2022, revenue from audit services increased $175,000 from their respective prior comparable period. The increase includes revenue from four new audit service agreements.

Maintenance and support — For the three-month period ended April 30, 2022, revenue from maintenance and support remained relatively consistent. The Company does not anticipate maintenance and support growth due to the Company’s shift to software as a service products.

Software as a Service (SaaS) — Revenue from SaaS for the three months ended April 30, 2022 increased by $1,654,000 from the prior comparable period. The increases include $1,534,000 of SaaS revenue from Avelead. The remaining increase in SaaS revenue is due to new customers on the Company’s eValuator product. The Company expects continued growth in its SaaS business.

Cost of Sales

	Three Months Ended
(in thousands):	April 30, 2022	April 30, 2021	Change	% Change
Cost of software licenses	$101	$137	$(36)	(26)%
Cost of professional services	1,126	214	912	426%
Cost of audit services	439	389	50	13%
Cost of maintenance and support	46	87	(41)	(47)%
Cost of software as a service	1,497	610	887	145%
Total cost of sales	$3,209	$1,437	$1,772	123%

The increase in overall cost of sales for the three months ended April 30, 2022 from the comparable prior period is primarily due to Avelead which represented $1,710,000 of the increase.

The cost of software licenses reflects amortization of capitalized software expenditures. The amounts for the three-month period ended April 30, 2022 are generally consistent compared to the respective comparable period.

The cost of professional services includes compensation and benefits for personnel and related expenses. Avelead comprises $903,000 of the increase for the three-month period ended April 30, 2022. The increased cost from the Avelead business was partially offset by a decrease in employee related expenses.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. These costs remained relatively consistent for the three-month period ended April 30, 2022 as compared to the respective comparable period.

The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party content provider contracts. The decrease in expense for the three-month period ended April 30, 2022 from the comparable period was primarily due to a reduction of salary and salary related expenses for employees that were reassigned to SaaS products.

The cost of SaaS solutions is comprised of salaries, amortization of capitalized software development, and third-party content provider costs. For the three-month period ended April 30, 2022, Avelead comprises $807,000 of the increase as compared to the respective comparable period. The remaining increase was driven by personnel and infrastructure related expenses.

Selling, General and Administrative Expense

	Three Months Ended
($ in thousands):	April 30, 2022	April 30, 2021	Change	% Change
General and administrative expenses	$2,779	$1,732	$1,047	60%
Sales and marketing expenses	1,722	819	903	110%
Total selling, general, and administrative expense	$4,501	$2,551	$1,950	76%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. For the three months ended April 30, 2022, $544,000 of the increase in general and administrative expenses from the comparable prior period is attributed to the Avelead acquisition. The Company has also experienced an increase in employee related expenses, professional fees, and state registration fees.

Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. Sales and marketing expense for the three months ended April 30, 2022 increased by approximately $442,000 due to the Avelead acquisition. The remaining increases are primarily due to an increase in salaries and benefits associated with the Company’s previously announced expansion and upgrade of its direct and indirect sales personnel. The Company has had limited travel as a result of the COVID-19 virus but as hospitals are opening up, we expect to see an increase in travel to customer sites as well as industry trade shows. The Company has been productive using web-based meeting media to continue its sales and customer service processes and will continue leveraging these methods were advantageous.

Research and Development

	Three Months Ended
($ in thousands):	April 30, 2022	April 30, 2021	Change	% Change
Research and development expense	$1,312	$977	$335	34%
Plus: Capitalized research and development cost	510	378	132	35%
Total research and development cost	$1,822	$1,355	$467	34%

Research and development cost consists primarily of compensation and related benefits and the use of independent contractors for specific near-term development projects. The increase in research and development expenses for the three months ended April 30, 2022 from the comparable prior period includes $393,000 in expenses related to Avelead. The increase in cost from Avelead was partially offset by a decrease in spend with third party vendors.

The increase in capitalized research and development costs for the three-month period ended April 30, 2022 is includes $208,000 related to Avelead off-set by lower capitalization primarily related to the Coding & CDI product. The Company expects total research and development expenses will continue to increase, primarily from increased capitalizable projects for Avelead plus ongoing expansion of work with development partners on evaluator.

Non-routine Costs

	Three Months Ended
($ in thousands):	April 30, 2022	April 30, 2021	Change	% Change
Non-routine costs	$90	$441	$(351)	(80)%

Refer to Note 2 – Summary of Significant Accounting Policies - Other Operating Costs – Non-routine costs – in the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for further details with respect to non-routine costs. The Non-routine costs for the three-months ended April 30, 2022 are primarily related to the transaction costs of Avelead acquisition. The non-routine costs for the three-months ended April 30, 2021 included executive bonuses that were transactional in nature in addition to other transaction costs of the Avelead acquisition.

Other Income (Expense)

	Three Months Ended
($ in thousands):	April 30, 2022	April 30, 2021	Change	% Change
Interest expense	$(132)	$(13)	$(119)	915%
Other	533	15	518	3453%
Total other income	$401	$2	$399	19,950%

Interest expense consists of interest associated with the term loan, deferred financing costs, and less interest related to capitalization of software. Interest expense increased for the three months ended April 30, 2022 from the prior comparable period primarily due to the $10,000,000 term loan with Bridge Bank (See Note 5 – Debt).

Other income for the three months ended April 30, 2022 includes a valuation adjustment of $500,000 related to the acquisition earnout liabilities associated with the Avelead acquisition (Refer to Note 3 – Business Combination and Divestiture of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”). Other income for the three-month period ended April 30, 2022 includes $48,000 related to the sublease of the Alpharetta location (Refer to Note 4 – Operating Leases of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”). Other income was offset by $15,000 currency transaction revaluation.

Provision for Income Taxes

For the three months ended April 30, 2022 and 2021 we recorded income tax expense of $11,000 and $9,000, respectively, which is comprised of estimated federal, state and local income tax provisions. The Company has a substantial amount of net operating losses for federal and state income tax purposes.

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

The following table reconciles EBITDA and Adjusted EBITDA to net loss from continuing operations, and Adjusted EBITDA per diluted share to loss per diluted share for the three months ended April 30, 2022 (amounts in thousands, except per share data). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended
In thousands, except per share data	April 30, 2022	April 30, 2021
Adjusted EBITDA Reconciliation
Loss from continuing operations	$(2,787)	(2,462)
Interest expense	132	13
Income tax expense	11	9
Depreciation	14	21
Amortization of capitalized software development costs	429	506
Amortization of intangible assets	528	115
Amortization of other costs	112	116
EBITDA	$(1,561)	(1,682)
Share-based compensation expense	326	565
Non-cash fair value adjustments	(500)	—
Non-routine costs	90	441
Other non-recurring operating (income) expenses	(48)	16
Adjusted EBITDA	$(1,693)	(660)
Adjusted EBITDA margin (1)	(29)%	(22)%

Adjusted EBITDA per Diluted Share Reconciliation
Loss from continuing operations per common share — diluted	$(0.06)	(0.07)
Net loss per common share — diluted (3)	$(0.06)	(0.06)
Adjusted EBITDA per adjusted diluted share (2)	$(0.04)	(0.02)

Basic weighted average shares	47,028,463	37,497,958
Includable incremental shares — adjusted EBITDA (4)	257,498	686,807
Adjusted diluted shares	47,285,961	38,184,765

(1)	Adjusted EBITDA as a percentage of GAAP net revenue.

(2)	Adjusted EBITDA per adjusted diluted share for the Company’s common stock is computed using the treasury stock method. Since the Company was in a loss position for the periods presented, adjusted EBITDA per adjusted diluted share is the same as adjusted EBITDA per adjusted share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

(3)	Since the Company was in a loss position for the periods presented, diluted net loss per common share is the same as basic net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

(4)	The number of incremental shares that would be dilutive under an assumption that the Company is profitable during the reported period, which is only applicable for a period in which the Company reports GAAP profit.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective, or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

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

On February 25, 2021, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC, as the sole managing underwriter, relating to the underwritten public offering of an aggregate of 10,062,500 shares of the Company’s common stock, par value $0.01 per share, which included 1,312,500 shares of common stock sold pursuant to the underwriter’s exercise of an option to purchase additional shares of common stock to cover over-allotments (the “Offering”). The price to the public in the Offering was $1.60 per share of common stock. The gross proceeds to the Company from the Offering were approximately $16,100,000, before deducting underwriting discounts, commissions, and estimated offering expenses. The Offering closed on March 2, 2021. The Company believes that cash flows from operations, the cash from the Offering and available credit facilities are adequate to fund current obligations for the next twelve months from issuance of these financial statements. Cash and cash equivalent balances at April 30, 2022 and January 31, 2022 were approximately $7,955,000 and 9,885,000 respectively. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.

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

The Second Amended and Restated Loan and Security Agreement includes customary financial covenants, including the requirements that the Company achieve certain EBITDA levels and fixed coverage ratios and maintain certain cash balances and certain recurring revenue levels. The Second Amended and Restated Loan and Security Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements. For the period ended April 30, 2022, the Company was in compliance with the Second Amended and Restated Loan and Security Agreement covenants.

The Company has cash on its balance sheet of $7,955,000 at April 30, 2022. The Company believes that its cash on-hand, along with the term debt is sufficient to support its operations until it is able to generate cash from operations.

Significant cash obligations

(in thousands)	April 30, 2022	January 31, 2022
Term loan (1)	$9,924	$9,904

(1)	Term loan balance is reported net of deferred financing costs of $76,000 and $96,000 as of April 30, 2022 and January 31, 2022, respectively. Refer to Note 5 - Debt for additional information. The term loan payable as of April 30, 2022 was bank term debt under the Second Amended and Restated Loan and Security Agreement. The term loan balance at January 31, 2021 is the Company’s PPP loan which was forgiven in June 2021.

Operating cash flow activities

	Three months Ended
(in thousands)	April 30, 2022	April 30, 2021
Net loss from continuing operations	$(2,787)	$(2,462)
Non-cash adjustments to net loss	942	1,323
Cash impact of changes in assets and liabilities	575	661
Net cash used in operating activities	$(1,270)	$(478)

The use of cash from operating activities is due to the loss from operations for the three months ended April 30, 2022. The Company had a higher net loss from operations and lower impact of changes in assets and liabilities in the first three months of fiscal 2022 compared to 2021. Within non-cash adjustments to net loss, the Company made an adjustment to exclude the $500,000 change in the fair value of the acquisition earnout liability for April 30, 2022.

Investing cash flow activities

	Three months Ended
(in thousands)	April 30, 2022	April 30, 2021
Capitalized software development costs	(519)	(378)
Net cash used in by investing activities	$(519)	$(378)

The cash used in investing activities for the three months ended April 30, 2022 and April 30, 2021, include capitalized software development costs. The Company expects increased capitalizable projects associated with the acquisition of Avelead, plus ongoing expansion of work with development partners on evaluator. Refer to Note 3 – Business Combination and Divestiture for more information on Avelead.

Financing cash flow activities

	Three months Ended
(in thousands)	April 30, 2022	April 30, 2021
Proceeds from issuance of common stock	$—	$16,100
Payments for costs directly attributable to the issuance of common stock	—	(1,293)
Payments related to settlement of employee shared based awards	(141)	(161)
Payment for deferred financing costs	—	(31)
Other	—	(1)
Net cash provided by (used in) financing activities	$(141)	$14,614

The cash provided by financing activities in the three months ended April 30, 2021, was from the public Offering of the Company’s common stock, which closed on March 2, 2021. Refer to Note 7 – Equity for additional information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer (who serves as our principal executive officer) and our Senior Vice President and Chief Financial Officer (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of April 30, 2022. Based on that evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2022. Avelead, which was acquired on August 16, 2021, was excluded from the scope of the assessment of the effectiveness of our disclosure controls and procedures as of April 30, 2022.

Changes in Internal Control over Financial Reporting

On August 16, 2021, the Company completed the acquisition of Avelead (Refer to Note 3 – Business Combination and Divestiture in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for further information on the Avelead acquisition). In accordance with the general guidance issued by the staff of the SEC, Avelead was excluded from the scope of management’s report on internal control over financial reporting for the year ending January 31, 2022. As part of the ongoing integration of Avelead, we are in the process of incorporating the controls and related procedures. Other than incorporating the Avelead controls, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the acquisition, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this report fairly, in all material respects, our financial condition and results of operations as of and for the three months ended April 30, 2022.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. We are not aware of any legal matters that could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Item 1A. RISK FACTORS –

An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described in our Annual Report on Form 10-K for the year ended January 31, 2022 which Annual Report includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as disclosed in our Annual Report. Nevertheless, many of the risk factors disclosed in Item 1A of our Annual Report have been, and we expect will continue to be aggravated by the impact of the ongoing COVID-19 pandemic. If any of the risks develop into actual events, our business, financial condition, or results of operations could be negatively affected, the market price of our common stock or other securities could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2022, the Company issued to 180 Consulting an aggregate of 78,031 shares of common stock as compensation for services previously rendered during the three months ended January, 31, 2022. Such shares were issued pursuant to the Master Services Agreement, effective March 19, 2020, by and between the Company and 180 Consulting and related statements of work. The shares were issued in a private placement in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

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

The following table sets forth information with respect to our repurchases of common stock during the three months ended April 30,2022:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price Paid	Announced Plans or	under the Plans or
	(1)	per Share	Programs	Programs
February 1 - February 28	35,676	$1.44	—	—
March 1 - March 31	57,320	1.38	—	—
April 1 - April 30	2,705	1.60	—	—
Total	95,701	$1.41	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended April 30, 2022.

Item 6. EXHIBITS

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed September 15, 2014).
3.2	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed May 24, 2021).
3.3	Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014 (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed April 3, 2014).
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: June 9, 2022	By:	/S/ WYCHE T. “TEE” GREEN, III
Wyche T. “Tee” Green, III Chief Executive Officer

DATE: June 9, 2022	By:	/S/ Thomas J. Gibson
Thomas J. Gibson
Chief Financial Officer

