Form 10-Q
period 2022-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2022-09-08
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value per share, as of September 01, 2022 was 48,786,709.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	As of
	July 31, 2022	January 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,918,000	$9,885,000
Accounts receivable, net	3,545,000	3,823,000
Contract receivables	771,000	843,000
Prepaid and other current assets	945,000	568,000
Total current assets	11,179,000	15,119,000

Non-current assets:
Property and equipment, net	106,000	123,000
Right of use asset	127,000	218,000
Capitalized software development costs, net	5,579,000	5,555,000
Intangible assets, net	15,707,000	16,763,000
Goodwill	23,089,000	23,089,000
Other	1,175,000	948,000
Total non-current assets	45,783,000	46,696,000
Total assets	$56,962,000	$61,815,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(rounded to the nearest thousand dollars, except share and per share information)

	As of
	July 31, 2022	January 31, 2022
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$669,000	$778,000
Accrued expenses	2,436,000	1,803,000
Current portion of term loan	500,000	250,000
Deferred revenues	6,189,000	5,794,000
Current portion of lease obligation	138,000	204,000
Acquisition earnout liability	4,734,000	4,672,000
Total current liabilities	14,666,000	13,501,000
Non-current liabilities:
Term loan, net of current portion and deferred financing costs	9,444,000	9,654,000
Deferred revenues, less current portion	155,000	136,000
Lease obligations, less current portion	—	33,000
Acquisition earnout liability, less current portion	4,074,000	4,161,000
Other non-current liabilities	116,000	286,000
Total non-current liabilities	13,789,000	14,270,000
Total liabilities	28,455,000	27,771,000
Stockholders’ equity:
Common stock	488,000	478,000
Additional paid in capital	119,737,000	119,225,000
Accumulated deficit	(91,718,000)	(85,659,000)
Total stockholders’ equity	28,507,000	34,044,000
Total liabilities and stockholders’ equity	$56,962,000	$61,815,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
Software licenses	$52,000	$—	$123,000	$135,000
Professional services	1,038,000	30,000	2,282,000	108,000
Audit services	667,000	443,000	1,346,000	947,000
Maintenance and support	1,118,000	1,087,000	2,228,000	2,144,000
Software as a service	3,117,000	1,308,000	5,948,000	2,485,000
Total revenue	5,992,000	2,868,000	11,927,000	5,819,000
Operating expenses:
Cost of software licenses	92,000	143,000	193,000	279,000
Cost of professional services	1,034,000	261,000	2,160,000	475,000
Cost of audit services	456,000	376,000	895,000	765,000
Cost of maintenance and support	90,000	80,000	136,000	166,000
Cost of software as a service	1,532,000	578,000	3,029,000	1,188,000
Selling, general and administrative expense	3,934,000	2,515,000	8,435,000	5,068,000
Research and development	1,461,000	964,000	2,773,000	1,941,000
Acquisition-related costs	49,000	336,000	139,000	777,000
Total operating expenses	8,648,000	5,253,000	17,760,000	10,659,000
Operating loss	(2,656,000)	(2,385,000)	(5,833,000)	(4,840,000)
Other (expense) income:
Interest expense	(189,000)	(9,000)	(321,000)	(22,000)
Other	(425,000)	(8,000)	108,000	6,000
Forgiveness of PPP loan and accrued interest	—	2,327,000	—	2,327,000
Loss from continuing operations before income taxes	(3,270,000)	(75,000)	(6,046,000)	(2,529,000)
Income tax (expense) benefit	(2,000)	4,000	(13,000)	(5,000)
Loss from continuing operations	(3,272,000)	(71,000)	(6,059,000)	(2,534,000)
Income from discontinued operations:
Income from discontinued operations	—	11,000	—	332,000
Income from discontinued operations, net of tax	—	11,000	—	332,000
Net loss	$(3,272,000)	$(60,000)	$(6,059,000)	$(2,202,000)

Basic Earnings Per Share:
Continuing operations	$(0.07)	$—	$(0.13)	$(0.06)
Discontinued operations	—	—	—	0.01
Net loss per share	$(0.07)	$—	$(0.13)	$(0.05)
Weighted average number of common shares – basic	47,231,296	41,288,709	47,129,879	39,393,333

Diluted Earnings Per Share:
Continuing operations	$(0.07)	$—	$(0.13)	$(0.06)
Discontinued operations	—	—	—	0.01
Net loss per share	$(0.07)	$—	$(0.13)	$(0.05)
Weighted average number of common shares – diluted	47,410,949	41,737,231	47,348,455	39,960,998

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

	Common stock shares	Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders’ equity

Balance at January 31, 2022	47,840,950	$478,000	$119,225,000	$(86,659,000)	$34,044,000
Restricted stock issued	408,031	4,000	(4,000)	—	—
Restricted stock forfeited	(63,900)	—	—	—	—
Surrender of shares	(95,701)	(1,000)	(140,000)	—	(141,000)
Share-based compensation	—	—	326,000	—	326,000
Net loss	—	—	—	(2,787,000)	(2,787,000)
Balance at April 30, 2022	48,089,380	$481,000	$119,407,000	$(88,446,000)	$31,442,000
Exercise of Stock Options	5,000	—	6,000	—	6,000
Restricted stock issued	726,801	7,000	(7,000)	—	—
Restricted stock forfeited	(20,000)	—	—	—	—
Share-based compensation	—	—	331,000	—	331,000
Net loss	—	—	—	(3,272,000)	(3,272,000)
Balance at July 31, 2022	48,801,181	$488,000	$119,737,000	$(91,718,000)	$28,507,000

	Common stock shares	Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders’ equity

Balance at January 31, 2021	31,597,975	$316,000	$96,290,000	$(79,117,000)	$17,489,000
Restricted stock issued	740,752	7,000	(7,000)	—	—
Surrender of shares	(78,562)	(1,000)	(160,000)	—	(161,000)
Share-based compensation	—	—	565,000	—	565,000
Issuance of Common Stock	10,062,500	101,000	15,999,000	—	16,100,000
Offering Expenses	—	—	(1,293,000)	—	(1,293,000)
Net loss	—	—	—	(2,142,000)	(2,142,000)
Balance at April 30, 2021	42,322,665	$423,000	$111,394,000	$(81,259,000)	$30,558,000

Restricted stock issued	112,500	1,000	(1,000)	—	—
Restricted stock forfeited	(10,000)	—	—	—	—
Surrender of shares	(69,289)	—	(130,000)	—	(130,000)
Share-based compensation	—	—	557,000	—	557,000
Offering Expenses	—	—	(25,000)	—	(25,000)
Net loss	—	—	—	(60,000)	(60,000)
Balance at July 31, 2021	42,355,876	$424,000	$111,795,000	$(81,319,000)	$30,900,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

	Six months Ended July 31,
	2022	2021
Net Loss	$(6,059,000)	$(2,202,000)
LESS: Income from discontinued operations, net of tax	—	(332,000)
Loss from continuing operations, net of tax	(6,059,000)	(2,534,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,000	37,000
Amortization of capitalized software development costs	847,000	984,000
Amortization of intangible assets	1,056,000	231,000
Amortization of other deferred costs	229,000	242,000
Change in fair value of acquisition earnout liability	(25,000)	—
Amortization of deferred financing costs	40,000	—
Share-based compensation expense	657,000	1,122,000
Provision (benefit) for accounts receivable allowance	21,000	(1,000)
Forgiveness of PPP loan and accrued interest	—	(2,327,000)
Changes in assets and liabilities:
Accounts and contract receivables	329,000	243,000
Other assets	(742,000)	(622,000)
Accounts payable	(109,000)	91,000
Accrued expenses and other liabilities	364,000	352,000
Deferred revenue	414,000	645,000
Net cash used in operating activities	(2,951,000)	(1,537,000)
Net cash provided by operating activities – discontinued operations	—	436,000
Cash flows from investing activities:
Proceeds from sale of ECM Assets	—	800,000
Purchases of property and equipment	(10,000)	(3,000)
Capitalization of software development costs	(871,000)	(706,000)
Net cash (used in) provided by investing activities	(881,000)	91,000
Cash flows from financing activities:
Proceeds from issuance of common stock	—	16,100,000
Payments for costs directly attributable to the issuance of common stock	—	(1,318,000)
Payments related to settlement of employee share-based awards	(141,000)	(291,000)
Payment for deferred financing costs	—	(38,000)
Other	6,000	(5,000)
Net cash (used in) provided by financing activities	(135,000)	14,448,000
Net (decrease) increase in cash and cash equivalents	(3,967,000)	13,438,000
Cash and cash equivalents at beginning of period	9,885,000	2,409,000
Cash and cash equivalents at end of period	$5,918,000	$15,847,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

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

The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The condensed consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and each of its wholly-owned subsidiaries. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent annual report on Form 10-K. Operating results for the three and six months ended July 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2023.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. There were no transfers of assets or liabilities between Levels 1, 2, or 3 during the six months ended July 31, 2022 and 2021.

The table below provides information on the fair value of our liabilities:

	Total Fair	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At January 31, 2022
Acquisition earnout liability (1)	$8,833,000	$–	$–	$8,833,000
At July 31, 2022
Acquisition earnout liability (1)	$8,808,000	$–	$–	$8,808,000

(1)	The fair value of the acquisition earnout liability is based upon a probability-weighted discounted cash flow that was completed at the date of acquisition and updated as of July 31, 2022. The change in the fair value of the acquisition earnout liability increased $475,000 for the three months ended July, 31, 2022, and decreased $25,000 for the six months ended July 31, 2022. The change in the fair value is recognized in “other expense” in the accompanying condensed consolidated statement of operations.

The fair value of the Company’s term loan under its Second Amended and Restated Loan and Security Agreement was determined through an analysis of the interest rate spread from the date of closing the loan (August 2021) to the date of the most recent balance sheets, July 31, 2022 and January 31, 2022. The term loan bears interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The prime rate is variable and, thus accommodates changes in the market interest rate. However, the interest rate spread (the 1.5% added to the Prime Rate) is fixed. We estimated the impact of the changes in the interest rate spread by analogizing the effect of the change in the Corporate bond rates, reduced for any changes in the market interest rate. This provided us with an estimated change to the interest rate spread of approximately 0.5% from the date we entered the debt agreement to the end of the second quarter, July 31, 2022 and end of the fiscal year, January 31, 2022. The discount to the value of the debt as of July 31, 2022 and January 31, 2022 was estimated to be $9,839,000 and $9,798,000, or a discount to book value of $161,000 and $202,000, respectively. Long-term debt is classified as Level 2.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Three Months Ended		Six Months Ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Recurring revenue	$4,235,000	$2,395,000	$8,176,000	$4,629,000
Non-recurring revenue	1,757,000	473,000	3,751,000	1,190,000
Total revenue:	$5,992,000	$2,868,000	$11,927,000	$5,819,000

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

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenue includes payments received in advance of performance under the contract. The Company’s contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the six months ended July 31, 2022, the Company recognized approximately $3,690,000 in revenue from deferred revenues outstanding as of January 31, 2022. Revenue allocated to remaining performance obligations was $21,833,000 as of July 31, 2022, of which the Company expects to recognize approximately 68% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

The Company defers the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the period of expected benefit which is the contractual term. As of July 31, 2022 and January 31, 2022, the Company had deferred costs of $112,000 and $125,000, respectively, net of accumulated amortization of $134,000 and $93,000, respectively. Amortization expense of these costs was $21,000 and $28,000 for the three months ended July 31, 2022 and 2021, respectively, and $40,000 and $67,000 for the six months ended July 31, 2022 and 2021, respectively, and is included in various costs of revenue in the condensed consolidated statements of operations.

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

As of July 31, 2022 and January 31, 2022, deferred commission costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totaled $1,026,000 and $806,000, respectively, net of accumulated amortization of $597,000 and $408,000, respectively. For the three months ended July 31, 2022 and 2021, $95,000 and $90,000, respectively, and for the six months ended July 31, 2022 and 2021, $186,000 and $160,000, respectively, in amortization expense associated with deferred sales commissions was included in selling, general and administrative expenses in the condensed consolidated statements of operations. There were no impairment losses for these capitalized costs for these periods.

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period, and forfeitures are recognized as incurred. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the entity had paid cash for the goods or services. The Company incurred total compensation expense related to share-based awards of $331,000 and $557,000 for the three months ended July 31, 2022 and 2021, respectively, and $657,000 and $1,122,000 in the six months ended July 31, 2022 and 2021, respectively.

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

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At July 31, 2022, the Company believes it has appropriately accounted for any uncertain tax positions.

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

The following is the calculation of the basic and diluted net earnings (loss) per share of common stock for the three and six months ended July 31, 2022 and 2021:

	Three Months Ended		Six Months Ended
	July 31, 2022	July 31,2021	July 31, 2022	July 31, 2021
Basic earnings (loss) per share:
Continuing operations
Loss from continuing operations, net of tax	$(3,272,000)	$(71,000)	$(6,059,000)	$(2,534,000)
Basic net loss per share of common stock from continuing operations	$(0.07)	$—	(0.13)	(0.06)

Discontinued operations
Income available to common stockholders from discontinued operations	$—	$11,000	—	332,000
Basic net earnings per share of common stock from discontinued operations	$—	$—	$—	$0.01

Diluted earnings (loss) per share:
Continuing operations
Loss available to common stockholders from continuing operations	$(3,272,000)	$(71,000)	(6,059,000)	(2,534,000)
Diluted net loss per share of common stock from continuing operations	$(0.07)	$—	(0.13)	(0.06)

Discontinued operations
Income available to common stockholders from discontinued operations	$—	$11,000	—	332,000
Diluted net earnings per share of common stock from discontinued operations	$—	$—	$—	$0.01

Net loss	$(3,272,000)	$(60,000)	$(6,059,000)	$(2,202,000)
Weighted average shares outstanding - Basic (1)	47,231,296	41,288,709	47,129,879	39,393,333
Effect of dilutive securities - Stock options and Restricted stock (2)	179,653	448,522	218,576	567,665
Weighted average shares outstanding – Diluted	47,410,949	41,737,231	47,348,455	39,960,998
Basic net loss per share of common stock	$(0.07)	$—	$(0.13)	$(0.05)
Diluted net loss per share of common stock	$(0.07)	$—	$(0.13)	$(0.05)

(1)	Includes the effect of vested and excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of July 31, 2022 and 2021, there were 1,564,031 and 1,015,950 unvested restricted shares of common stock outstanding, respectively.

(2)	Diluted net loss per share excludes the effect of shares that are anti-dilutive. For the three and six months ended July 31, 2022, diluted earnings per share excludes 684,125 outstanding stock options and 1,564,031 unvested restricted shares of common stock. For the three and six months ended July 31, 2021, diluted earnings per share excludes 573,630 outstanding stock options and 1,015,950 unvested restricted shares of common stock.

Other Operating Costs

Acquisition-related Costs

	Three Months ended		Six Months ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Professional fees	$49,000	$336,000	$139,000	$427,000
Executive bonuses	—	—	—	350,000
Total acquisition-related costs	$49,000	$336,000	$139,000	$777,000

For the three months ended July 31, 2022 and 2021, the Company incurred certain acquisition-related costs related to the acquisition of Avelead totaling $49,000 and $336,000, respectively, consisting primarily of fees for professional services.

Non-Cash Items

For the three and six months ended July 31, 2021, the Company recorded the forgiveness of the PPP loan and accrued interest, totaling $2,327,000, as non-cash items related to the condensed consolidated statements of cash flow.

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

NOTE 3 — BUSINESS COMBINATION AND DIVESTITURE

Avelead Acquisition

The Company acquired all of the equity interests of Avelead Consulting, LLC (“Avelead”) as part of the Company’s strategic expansion into the acute-care health care revenue cycle management industry on August 16, 2021 (the “Transaction”). The acquisition was completed on August 16, 2021.

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

The contingent consideration is comprised of “SaaS Contingent Consideration” and “Renewal Contingent Consideration” which are described in more detail as follows:

●	The SaaS Contingent Consideration is calculated based upon Avelead’s recurring SaaS revenue recognized during the first and second year following the acquisition. The Company will pay the SaaS Contingent Consideration as follows: (i) 50% in cash and (ii) 50% in shares of Company common stock valued at the time the earnout is paid subject to a collar, as described below.

●	The first year of SaaS Contingent Consideration is calculated as 75% of Avelead’s recognized SaaS revenue from September 1, 2021 to August 31, 2022. The first-year payment is subject to a deduction of $665,000 spread equally between the cash and common stock portion of the earnout consideration. The first year earnout will be paid on or about October 15, 2022, subject to a dispute and resolution period. Assuming that Avelead is within 80% of its forecasted SaaS revenue in the first year earnout[1], the Company agreed to a floor and ceiling on the value of the Company’s restricted common stock issued as consideration for the earnout. That collar has a floor of $3.50 per share and a ceiling of $5.50 per share for the first year earnout.

●	The second year of SaaS Contingent Consideration is calculated as 40% of Avelead’s recognized SaaS revenue from September 1, 2022 to August 31, 2023. The second year earnout will be paid on or about October 15, 2023, subject to a dispute and resolution period. Assuming that Avelead is within 80% of its forecasted SaaS revenue in the second year earnout[1], the Company agreed to a floor and ceiling on the Company’s restricted common stock issued as consideration for the earnout. That collar has a floor of $4.50 per share and a ceiling of $6.50 per share for the second year earnout.

●	The Renewal Contingent Consideration is tied directly to a successful renewal of a specific customer of Avelead. To meet the definition of a renewal, Avelead must achieve a minimum threshold of contracted revenue in an updated, annual, renewed contract with the specified customer. The renewal occurs on or about June 1, 2022 and June 1, 2023. The Company will remit the Renewal Contingent Consideration on or about each of October 15, 2022 and 2023, respectively. The Renewal Contingent Consideration is payable in shares of Company restricted common stock valued as of the date of Closing. Accordingly, upon achieving the Renewal Contingent Consideration, the Company will issue 627,747 shares of restricted common stock on or about each of October 15, 2022 and October 15, 2023, subject to a dispute and resolution period. The Renewal Contingent Consideration is either earned or not earned based upon the renewal of the specified customer at the minimum amount of contracted revenue. There is no pro-ration of the underlying Renewal Contingent Consideration.

[1]	If Avelead does not achieve 80% of its forecasted revenue, the price per share will revert back to the Company’s market price based upon a 30-day average.

The components of the total consideration as of the acquisition date are as follows:

(in thousands)
Components of total consideration, net of cash acquired:
Cash	$11,900
Cash, seller expenses	285
Cash, estimated net working capital adjustment	285
Restricted Common Stock	6,554
Acquisition earnout liabilities	10,684	(a)
Total consideration	$29,708

(a)	Acquisition earnout liabilities represents the net present value and risk adjusted probability of the required future payments underlying the Company’s SaaS Contingent Consideration and Renewal Contingent Consideration as described above. Due to the dates that the Company is required to measure, report and agree on the calculations, $4,734,000 is shown as a short-term liability and $4,074,000 is shown as a long-term liability as of July 31, 2022.

The acquisition earnout liability is re-measured at fair value on a recurring basis and the change to the liability is recorded as a valuation adjustment recorded through “other expenses or income” in the accompanying condensed consolidated statements of operations. The change in the fair value recorded for the six months ended July 31, 2022 was $25,000. A range of possible outcomes is not available under the specific valuation method that was used in determining fair value of the acquisition earnout liability.

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

The Company’s pro forma revenues and loss from continuing operations for the three and six months ended July 31, 2021, assuming Avelead was acquired on February 1, 2021, are as follows. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the acquisition occurred at the beginning of these periods nor is it indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated costs savings from synergies or other operational improvements.

	Three Months ended July 31, 2021		Six Months ended July 31, 2021
	Actual	Pro Forma	Actual	Pro Forma
Revenues	$2,868,000	$5,039,000	$5,819,000	$10,521,000
Loss from continuing operations	$(71,000)	$(1,082,000)	$(2,534,000)	$(3,696,000)

Included in the accompanying unaudited pro forma statement of operations for the three months ended July 31, 2021 are $2,171,000 of Avelead revenue and $(1,011,000) of loss from continuing operations. For the three months ended July 31, 2022, Avelead contributed $2,478,000 to the Company’s consolidated revenues and $(770,000) to the Company’s consolidated loss from continuing operations. For the six months ended July 31, 2021, included are $4,702,000 of Avelead revenue and $(1,162,000), of loss from continuing operations. For the six months ended July 31, 2022, Avelead contributed $5,039,000 to the Company’s consolidated revenues and $(1,314,000) to the Company’s consolidated loss from continuing operations.

The Company entered into one employment agreement and one separation agreement with each of the two Sellers. Included in the transaction costs related to the Avelead acquisition is the cost of a two-year separation agreement with one Seller, fully expensed at the closing of the transaction. See Note 2 – Summary of Significant Accounting Policies. The employment agreement is a two-year employment agreement that entitles the Seller to a six-month separation pay in the case of termination without cause. The expense for the employment agreement is recognized ratably over the service period customary with other employment agreements within selling, general, and administrative expense.

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

Alpharetta Office Lease

On October 1, 2021, the Company entered into an agreement with a third-party to sublease its office space in Alpharetta, Georgia, (the “Sublease Agreement”). The sublease term is for 18 months which coincides with the Company’s underlying lease (see below). The Company expects to receive $292,000 from the sublessee over the term of the sublease. The sublease did not relieve the Company of its original obligation under the lease, and therefore the Company did not adjust the operating lease right-of-use asset and related liability. For the three and six months ended July 31, 2022, the Company recorded $48,000 and $96,000, respectively, as other income related to the sublease.

The Company entered into a lease for office space in Alpharetta, Georgia, on March 1, 2020. The lease terminates on March 31, 2023. At inception, the Company recorded a right-of use asset of $540,000, and related current and long-term operating lease obligation in the accompanying consolidated balance sheet. As of July 31, 2022, operating lease right-of use assets totaled $127,000, and the associated lease liability is included in current liabilities of $138,000. The Company used a discount rate of 6.5% to the determine the lease liability. For the three and six months ended July 31, 2022 and 2021, the Company had lease operating costs of approximately $48,000 and $97,000, respectively, for each period.

Maturities of operating lease liabilities associated with the Company’s operating lease as of July 31, 2022 are as follows for payments due based upon the Company’s fiscal year:

2022	$106,000
2023	35,000
Total lease payments	141,000
Less present value adjustment	(3,000)
Present value of lease liabilities	$138,000

Suwanee Office Lease

Upon acquiring Avelead on August 16, 2021 (refer to Note 3 – Business Combination and Divestiture), the Company assumed an operating lease agreement for the corporate office space of Avelead. The lessor is an entity controlled by one of the Sellers that is employed by the Company The 36-month term lease commenced March 1, 2019 and expired on February 28, 2022. In February 2022, the Company renewed the lease for twelve months with monthly payments totaling $71,984 over the term of the lease. There is no renewal clause contained in the current lease. For the three and six months ended July 31, 2022, the Company recorded rent expense of $18,000 and $37,000, respectively.

NOTE 5 — DEBT

Term Loan Agreement and Discontinuance of Revolving Credit Facility

On August 26, 2021, the Company and its subsidiaries entered into the Second Amended and Restated Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank. Pursuant to the Second Amended and Restated Loan and Security Agreement, Bridge Bank agreed to provide the Company and its subsidiaries with a new term loan facility in the maximum principal amount of $10,000,000. Amounts outstanding under the term loan of the Second Amended and Restated Loan and Security Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. Pursuant to the Second Amended and Restated Loan and Security Agreement, the Company discontinued the existing $3,000,000 revolving credit facility with Bridge Bank. At the time of the discontinuance, there was no outstanding balance on the revolving credit facility.

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

The Second Amended and Restated Loan and Security Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements. For the quarter ended July 31, 2022, the Company had a debt to ARR ratio of 0.59 to 1 and, therefore, was not in compliance with the maximum debt to ARR ratio covenant of the Second Amended and Restated Loan and Security Agreement. Subsequent to the Company’s quarter end, Western Alliance Bank provided a waiver of non-compliance for the debt to ARR ratio covenant for the period quarter July 31, 2022. For the quarter ended July 31, 2022, the Company was in compliance with all other covenants set forth in the Second Amended and Restated Loan and Security Agreement.

Term Loan and Revolving Credit Facility with Bridge Bank

On March 2, 2021, the Company entered into an Amended and Restated Loan and Security Agreement, which replaced and superseded the Loan and Security Agreement, consisting of a $3,000,000 revolving credit facility (the “Amended Loan and Security Agreement”). This revolving credit facility was replaced with the Second Amended and Restated Security Agreement (above) that was put in place on August 26, 2021. Accordingly, the Company wrote-off $43,000 of deferred financing costs from this loan as a loss on extinguishment of debt in the accompanying condensed consolidated statement of operations. The Second Amended and Restated Loan Security Agreement had a two-year term and included customary financial covenants including the requirements that the Company achieve certain EBITDA levels and certain recurring revenue levels. The Company could not deviate by more than twenty percent its recurring revenue projections over a trailing three-month basis. Additionally, the Company’s Bank EBITDA, measured on a monthly basis over a trailing three-month period then ended, could not deviate by more than 30% or $300,000. The Amended Loan and Security Agreement facility bore interest at a per annum rate equal to the higher of (a) the Prime Rate (as published in The Wall Street Journal) plus 1.00%, with a “floor” Prime Rate of 4.0%. The Amended Loan and Security agreement was secured by substantially all of our assets.

Outstanding principal balances on debt related to the new term loan agreement that the Company entered into on August 16, 2021 with Bridge Bank consisted of the following at:

	July 31, 2022	January 31, 2022
Term loan	$10,000,000	$10,000,000
Financing cost payable	45,000	21,000
Deferred financing cost	(101,000)	(117,000)
Total	9,944,000	9,904,000
Less: Current portion	(500,000)	(250,000)
Non-current portion of debt	$9,444,000	$9,654,000

NOTE 6 — INCOME TAXES

Income taxes consist of the following:

	July 31
	2022	2021
Current tax expense:
Federal	$(8,000)	$—
State	(5,000)	(5,000)
Total current tax provision	$(13,000)	$(5,000)

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

The Company has recorded $318,000 and $315,000 in reserves for uncertain tax positions as of July 31, 2022 and January 31, 2022, respectively.

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

On June 22, 2022, the Company filed a Registration Statement on Form S-3 (Registration No. 333-265773) for purposes of registering for resale 272,653 shares of common stock issued to 180 Consulting, LLC. The Registration Statement was declared effective by the SEC on July 1, 2022.

Authorized Shares Increase

On May 24, 2021, the Company amended its Certificate of Incorporation to increase the total number of authorized shares of the Company’s common stock from 45,000,000 shares to 65,000,000 shares (the “Charter Amendment”). The Charter Amendment was previously approved by the board of directors (the “Board”) of the Company, subsequently approved by the Company’s stockholders at the 2021 Annual Meeting of Stockholders of the Company, held on May 20, 2021 (the “2021 Annual Meeting”), and ratified by the Company’s stockholders on July 29, 2021 at the Special Meeting (as defined and described in further detail below).

At the 2021 Annual Meeting, the Company’s stockholders approved an amendment to the Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 2,000,000 shares, from 6,223,246 shares to 8,223,246 shares (the “Third Amended 2013 Plan Amendment”).

As described in the Company’s definitive proxy statement on Schedule 14A filed with the SEC on July 6, 2021, because there may have been uncertainty regarding the validity or effectiveness of the prior approval of the Charter Amendment, the authorized shares increase effected thereby and the Third Amended 2013 Plan Amendment at the 2021 Annual Meeting, the board of directors of the Company asked the Company’s stockholders to ratify the approval, filing and effectiveness of the Charter Amendment and the approval and effectiveness of the Third Amended 2013 Plan Amendment at a special meeting of the stockholders held on July 29, 2021 in order to eliminate such uncertainty (the “Special Meeting”). At the Special Meeting, the Company’s stockholders ratified the approval, filing and effectiveness of the Charter Amendment and the approval and effectiveness of the Third Amended 2013 Plan Amendment.

At the Annual Meeting of Stockholders held on June 7, 2022, the Company’s stockholders approved an amendment to the Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 2,000,000 shares, from 8,223,246 shares to 10,223,246 shares. The Company’s stockholders also approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the total number of authorized shares of the Company’s common stock from 65,000,000 shares to 85,000,000 shares.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Consulting Agreement with 180 Consulting

On March 19, 2020 the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, pursuant to which 180 Consulting has provided and will continue to provide a variety of consulting services in support of eValuator products including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, through separate executed statements of work (“SOWs”). The Company has entered into eleven SOWs under the MSA. Some of the SOWs include the ability to earn stock at a conversion rate to be calculated 20 days after the execution of the related SOW. 180 Consulting earned a cumulative number of shares through July 31, 2022 totaling 630,983, and 109,906 shares for the six months ended July 31, 2022. The Company paid fees of $770,000 and $716,000, respectively, for services rendered by 180 Consulting during the six months ended July 31, 2022 and 2021. In addition, on February 22, 2022, the Company issued to 180 Consulting an aggregate of 78,031 shares as compensation for services previously rendered during the three months ended January 31, 2022. Also on June 15, 2022, the Company issued 56,070 shares as compensation for services previously rendered during the three months ended April 30, 2022. Such shares were issued in a private placement in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. The MSA includes a termination clause upon a 90-day written notice. While no related party has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to us under the MSA and the SOWs may share workspace and administrative costs with 121G Consulting (as defined and further discussed in Note 14 – Related Party Transactions in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022).

On September 20, 2021, the Company entered into an additional Master Services Agreement with 180 Consulting to provide a variety of consulting services including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, to the Company in support of the Avelead products acquired through separate executed SOW’s. As of July 31, 2022, the Company has entered into two SOWs under the Avelead MSA. For services rendered by 180 Consulting during the three-month period ending July 31, 2022, the Company incurred fees totaling $260,000.

NOTE 9 – DISCONTINUED OPERATIONS

On February 24, 2020, the Company consummated the sale of the Company’s legacy Enterprise Content Management business (the “ECM Assets”).

For the three and six months ended July 31, 2021, the Company recorded the following into discontinued operations in the accompanying condensed consolidated statements of operations:

	Three Months Ended July 31, 2021	Six Months Ended July 31, 2021
Revenues:
Transition service fees	$43,000	$396,000
Total revenues	43,000	396.000

Expenses:
Cost of Sales	2,000	4,000
Transition service cost	30,000	60,000
Total expenses	32,000	64,000

Income from discontinued operations	$11,000	$332,000

The Company entered into an agreement with the Purchaser of the ECM Assets to maintain the current data center through a transition period. The transition services did not have a finite ending date at the signing of the agreement. However, the transition services were completed in the third quarter of fiscal 2021.

NOTE 10 - RELATED PARTY TRANSACTIONS

Refer to Note 3 – Business Combination and Divestiture. The Company acquired Avelead on August 16, 2021. In addition, the Company assumed a consulting agreement with AscendTek, LLC (“AscendTek”), a software development and system design company. AscendTek is owned by one of the Sellers of Avelead. The Company entered into a separation agreement with this Seller of Avelead on closing of the Avelead acquisition. For the three and six months ended July 31, 2022, the Company incurred approximately $16,000 and $32,000, respectively, in research and development services provided by AscendTek. Additionally, we assumed a lease for corporate office space from a Seller that is now employed by the Company. This lease term ended February 2022 but was renewed for a term of 12 months (refer to Note 4 – Operating Leases).

NOTE 11 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after July 31, 2022, and based on our evaluation, except as set forth below, we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements.

On August 31, 2022, the Company filed a Registration Statement on Form S-3 (Registration No. 333-267187) with the Securities and Exhange Commission (the “Commission”). The prospectus is part of a registration statement on Form S-3 that the Company filed with the Commission using a “shelf” registration process. Under this shelf registration process, we may, from time to time, offer and/or sell the securities referenced in this prospectus in one or more offerings for a maximum aggregate offering price not to exceed $25,000,000, subject to any applicable limits prescribed by General Instruction I.B.6 of Form S-3.

Subsequent to the Company’s quarter end, Western Alliance Bank provided a waiver of non-compliance for the debt to ARR ratio covenant for the period quarter July 31, 2022. For the quarter ended July 31, 2022, the Company was in compliance with all other covenants set forth in the Second Amended and Restated Loan and Security Agreement.

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

On August 16, 2021, the Company entered into a Purchase Agreement to acquire Avelead, a recognized leader in providing solutions and services to improve Revenue Integrity for healthcare providers nationwide. The Company believes Avelead’s solutions will complement and extend the value the Company can deliver to its customers. Operations for Avelead are included in the Company’s consolidated financial information from the acquisition date. Refer to Note 3 – Business Combination and Divestiture in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for further information on the Avelead acquisition.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Results of Operations

Revenues

	Three Months Ended
($ in thousands):	July 31, 2022	July 31, 2021	Change	% Change

Software licenses	$52	$—	$52	100%
Professional services	1,038	30	1,008	3,360%
Audit services	667	443	224	51%
Maintenance and support	1,118	1,087	31	3%
Software as a service	3,117	1,308	1,809	138%
Total Revenues	$5,992	$2,868	$3,124	109%

	Six Months Ended
($ in thousands):	July 31, 2022	July 31, 2021	Change	% Change

Software licenses	$123	$135	$(12)	(9)%
Professional services	2,282	108	2,174	2,013%
Audit services	1,346	947	399	42%
Maintenance and support	2,228	2,144	84	4%
Software as a service	5,948	2,485	3,463	139%
Total Revenues	$11,927	$5,819	$6,108	105%

Software licenses —Proprietary software revenue for the three-month period ended July 31, 2022 increased by $52,000. Proprietary software revenue for the six-month period ended July 31, 2022 decreased by $12,000. The Company has primarily shifted the business from perpetual software licenses to a software as a service model. The software license sales come solely from our channel partners; therefore, the timing is difficult to estimate.

Professional services — For the three- and six-month periods ended July 31, 2022, revenue from professional services increased by $1,008,000 and $2,174,000, respectively, compared to the prior year periods. The increase in professional services includes $888,000 and $1,914,000, respectively, of Avelead professional services revenue as compared to prior year periods. The remaining increase was driven by professional services related to prior year software license agreements.

Audit services — For the three- and six-month periods ended July 31, 2022, revenue from audit services increased $224,000 and $399,000 from their respective prior year comparable period. The increases for both comparable periods include revenue from new audit service agreements. The Company is primarily focused on utilizing audit services to support its technology, eValuator. Accordingly, the Company expects modest revenue growth in the future.

Maintenance and support — For both the three- and six-month periods ended July 31, 2022, revenue from maintenance and support remained relatively consistent compared to the prior year periods. The Company does not anticipate maintenance and support growth due to the Company’s shift to the Company’s growth products that are classified as software as a service.

Software as a Service (SaaS) — Revenue from SaaS for the three- and six-month periods ended July 31, 2022 increased by $1,809,000 and $3,463,000 from the prior year comparable periods. The increases include $1,590,000 and $3,125,000, respectively, of SaaS revenue from Avelead. The remaining increase in SaaS revenue is due to new customers on the Company’s eValuator product. The Company expects continued growth in its SaaS business.

Cost of Sales

	Three Months Ended
(in thousands):	July 31, 2022	July 31, 2021	Change	% Change
Cost of software licenses	$92	$143	$(51)	(36)%
Cost of professional services	1,034	261	773	296%
Cost of audit services	456	376	80	21%
Cost of maintenance and support	90	80	10	13%
Cost of software as a service	1,532	578	954	165%
Total cost of sales	$3,204	$1,438	$1,765	123%

	Six Months Ended
(in thousands):	July 31, 2022	July 31, 2021	Change	% Change
Cost of software licenses	$193	$279	$(86)	(31)%
Cost of professional services	2,160	475	1,685	355%
Cost of audit services	895	765	130	17%
Cost of maintenance and support	136	166	(30)	(18)%
Cost of software as a service	3,029	1,188	1,841	155%
Total cost of sales	$6,413	$2,873	$3,540	123%

The increase in overall cost of sales for the three- and six-month periods ended July 31, 2022 from the comparable prior year periods are primarily due to Avelead, which represents $1,564,000 and $3,274,000 of the increase, respectively, as compared to prior year periods.

The cost of software licenses reflects amortization of capitalized software expenditures. The amounts for the three- and six-month periods ended July 31, 2022 decreased compared to the respective prior year periods due to a reduction in research and development investments for the Company’s CDI/Coding products, resulting in lower capitalized software amortization expense.

The cost of professional services includes compensation and benefits for personnel and related expenses. For the three- and six-month periods ended July 31, 2022, Avelead comprises $812,000 and $1,715,000 of the increase as compared to the respective prior year periods.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. These costs for the three- and six-month periods ended July 31, 2022 increased compared to the respective prior year periods due to an increase in employee related expenses that are tied to increased audit service fees.

The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party content provider contracts. The costs for the three- and six-month periods ended July 31, 2022 remained consistent compared to the respective prior year periods.

The cost of SaaS solutions is comprised of salaries, amortization of capitalized software development, and third-party content provider costs. For the three and six-month periods ended July 31, 2022, Avelead comprised $752,000 and $1,559,000 of the increase as compared to the respective prior year periods. The remaining increases were driven by personnel and third-party expenses driven by increased volume.

Selling, General and Administrative Expense

	Three Months Ended			%
($ in thousands):	July 31, 2022	July 31, 2021	Change	% Change
General and administrative expenses	$2,643	$1,716	$927	54%
Sales and marketing expenses	1,291	799	492	62%
Total selling, general, and administrative expense	$3,934	$2,515	$1,419	56%

	Six Months Ended
($ in thousands):	July 31, 2022	July 31, 2021	Change	% Change
General and administrative expenses	$5,422	$3,451	$1,971	57%
Sales and marketing expenses	3,013	1,617	1,396	86%
Total selling, general, and administrative expense	$8,435	$5,068	$3,367	66%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. For the three and six months ended July 31, 2022, $679,000 and $1,223,000, respectively, of the increase in general and administrative expenses from the comparable prior period is attributed to the Avelead acquisition. Of that Avelead cost increase, $273,000 and $546,000 are related to amortization of intangible cost for the three- and six-month periods ended July 31, 2022, respectively. The Company has also experienced an increase in employee related expenses, professional fees, and state registration fees.

Sales and marketing expenses consist primarily of compensation and related benefits and reimbursable travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. Sales and marketing expense for the three- and six-months ended July 31, 2022 increased by approximately $500,000 and $941,000, respectively, due to the Avelead acquisition. The remaining increases are primarily due to an increase in salaries and benefits associated with the Company’s previously announced expansion and upgrade of its direct and indirect sales personnel. The Company has seen an increase in travel to customer sites as well as industry trade shows, resulting in greater travel expense. The Company has been productive using web-based meeting media to continue its sales and customer service processes and will continue leveraging these methods where advantageous.

Research and Development

	Three Months Ended
($ in thousands):	July 31, 2022	July 31, 2021	Change	% Change
Research and development expense	$1,461	$964	$497	52%
Plus: Capitalized research and development cost	377	328	49	15%
Total research and development cost	$1,838	$1,292	$546	42%

	Six Months Ended
($ in thousands):	July 31, 2022	July 31, 2021	Change	% Change
Research and development expense	$2,773	$1,941	$832	43%
Plus: Capitalized research and development cost	887	706	181	26%
Total research and development cost	$3,660	$2,647	$1,013	38%

Research and development expense consists primarily of compensation and related benefits and the use of independent contractors for specific near-term development projects. Research and development expenses for the three- and six-months ended July 31, 2022 increased by approximately $497,000 and $832,000, respectively, compared to the prior year periods. The increase of $497,000 for the three-month period ended July 31, 2022 is primarily driven by $498,000 in expenses related to Avelead. The increase of $832,000 in research and development expenses for the six-months ended July 31, 2022 from the comparable prior year period includes $891,000 in expenses related to Avelead.

Capitalized research and development costs for the three- and six-month periods ended July 31, 2022 increased by approximately $49,000 and $181,000, respectively, compared to the prior year periods. The increase of $49,000 for the three-month period ended July 31, 2022 included $119,000 related to Avelead. The increase of $181,000 for the six-month period ended July 31, 2022 includes $327,000 related to Avelead. These increases for the three- and six-month periods ended July 31, 2022 were offset by lower capitalization rates. The Company expects total research and development expenses will continue to increase, primarily from increased capitalizable projects for Avelead plus ongoing expansion of work with development partners on evaluator through the end of Fiscal 2022.

Acquisition-related Costs

	Three Months Ended
($ in thousands):	July 31, 2022	July 31, 2021	Change	% Change
Acquisition-related costs	$49	$336	$(287)	(85)%

	Six Months Ended
($ in thousands):	July 31, 2022	July 31, 2021	Change	% Change
Acquisition-related costs	$139	$777	$(638)	(82)%

Refer to Note 2 – Summary of Significant Accounting Policies - Other Operating Costs – Acquisition-related costs – in the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for further details with respect to acquisition-related costs. The acquisition-related costs for the three- and six-months ended July 31, 2022 are primarily related to the transaction costs of Avelead acquisition. The acquisition-related costs for the six-months ended July 31, 2021 include a one-time bonus of approximately $350,000 to certain key executives for managing the successful closing of the Offering, and costs of approximately $427,000 in connection with the Avelead acquisition.

Other Income (Expense)

	Three Months Ended
($ in thousands):	July 31, 2022	July 31, 2021	Change	% Change
Interest expense	$(189)	$(9)	$(180)	2000%
Other	(425)	(8)	(417)	5213%
Forgiveness of PPP loan and accrued interest	—	2,327	(2,327)	(100)%
Total other (expense) income	$(614)	$2,310	$(2,924)	(127)%

	Six Months Ended
($ in thousands):	July 31, 2022	July 31, 2021	Change	% Change
Interest expense	$(321)	$(22)	$(299)	1359%
Other	108	6	102	1700%
Forgiveness of PPP loan and accrued interest	—	2,327	(2,327)	(100)%
Total other (expense) income	$(213)	$2,311	$(2,524)	(109)%

Interest expense consists of interest associated with the term loan, deferred financing costs, and less interest related to capitalization of software. Interest expense increased for the three- and six-months ended July 31, 2022 from the comparable prior year period primarily due to the $10,000,000 term loan with Bridge Bank (See Note 5 – Debt).

Other expense for the three months ended July 31, 2022 includes a valuation adjustment of $475,000 related to the acquisition earnout liabilities associated with the Avelead acquisition (Refer to Note 3 – Business Combination and Divestiture of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”). Other income for the three- and six-month periods ended July 31, 2022 includes $48,000 and $96,000, respectively, related to the sublease of the Alpharetta location (Refer to Note 4 – Operating Leases of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”). Forgiveness of PPP loan and accrued interest for the three- and six-month periods ended July 31, 2021 reflects the financial impact of the $2,301,000 PPP loan being forgiven, along with the accrued interest of $26,000 being forgiven.

Provision for Income Taxes

We recorded an income tax expense of $2,000 and income tax benefit of $4,000 for the three months ended July 31, 2022 and 2021, respectively, and income tax expense of $13,000 and $5,000 for the six months ended July 31, 2022 and 2021, respectively, which is comprised of estimated federal, state and local income tax provisions. The Company has a substantial amount of net operating losses for federal and state income tax purposes.

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

The following table reconciles EBITDA and Adjusted EBITDA to net loss from continuing operations, and Adjusted EBITDA per diluted share to loss per diluted share for the three and six months ended July 31, 2022 (amounts in thousands, except per share data). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended		Six Months Ended
In thousands, except per share data	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Adjusted EBITDA Reconciliation
Loss from continuing operations	$(3,272)	$(71)	$(6,059)	$(2,534)
Interest expense	189	9	321	22
Income tax (benefit)/ expense	2	(4)	13	5
Depreciation	13	16	27	37
Amortization of capitalized software development costs	418	478	847	984
Amortization of intangible assets	528	116	1,056	231
Amortization of other costs	117	126	229	242
EBITDA	$(2,005)	$670	$(3,566)	$(1,013)
Share-based compensation expense	331	557	657	1,122
Non-cash valuation adjustments	475	—	(25)	—
Acquisition-related costs	49	336	139	777
Forgiveness of PPP loan and accrued interest	—	(2,327)	—	(2,327)
Other non-recurring charges	(19)	—	(67)	16
Severance	73	—	484	—
Adjusted EBITDA	$(1,096)	$(764)	$(2,378)	$(1,425)
Adjusted EBITDA margin (1)	(18)%	(27)%	(20)%	(24)%

Adjusted EBITDA per Diluted Share Reconciliation
Loss from continuing operations per common share — diluted	$(0.07)	$—	$(0.13)	$(0.06)
Net loss per common share — diluted (3)	$(0.07)	$—	$(0.13)	$(0.05)
Adjusted EBITDA per adjusted diluted share (2)	$(0.02)	$(0.02)	$(0.05)	$(0.04)

Basic weighted average shares	47,231,296	41,288,709	47,129,879	39,393,333
Includable incremental shares — adjusted EBITDA (4)	179,653	448,522	218,576	567,665
Adjusted diluted shares	47,410,949	41,737,231	47,348,455	39,960,998

(1)	Adjusted EBITDA as a percentage of GAAP net revenue.

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

(4)

The number of incremental shares that would be dilutive under an assumption that the Company is profitable during the reported period, which is only applicable for a period in which the Company reports profit.

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

On February 25, 2021, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC, as the sole managing underwriter, relating to the underwritten public offering of an aggregate of 10,062,500 shares of the Company’s common stock, par value $0.01 per share, which included 1,312,500 shares of common stock sold pursuant to the underwriter’s exercise of an option to purchase additional shares of common stock to cover over-allotments (the “Offering”). The price to the public in the Offering was $1.60 per share of common stock. The gross proceeds to the Company from the Offering were approximately $16,100,000, before deducting underwriting discounts, commissions, and estimated offering expenses. The Offering closed on March 2, 2021. The Company believes that cash flows from operations, the cash from the Offering and available credit facilities are adequate to fund current obligations for the next twelve months from issuance of these financial statements. Cash and cash equivalent balances at July 31, 2022 and January 31, 2022 were approximately $5,918,000 and 9,885,000 respectively. Continued expansion may require the Company to take on additional debt or raise capital through issuance of equity securities, or a combination of both. There can be no assurance the Company will be able to raise the capital required to fund further expansion.

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

At the Annual Meeting of Stockholders held on June 7, 2022, the Company’s stockholders approved an amendment to the Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 2,000,000 shares, from 8,223,246 shares to 10,223,246 shares. The Company’s stockholders also approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the total number of authorized shares of the Company’s common stock from 65,000,000 shares to 85,000,000 shares.

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

The Second Amended and Restated Loan and Security Agreement includes customary financial covenants, including the requirements that the Company achieve certain EBITDA levels and fixed coverage ratios and maintain certain cash balances and certain recurring revenue levels. The Second Amended and Restated Loan and Security Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements. For the period ended July 31, 2022, the Company had a debt to ARR ratio of 0.59 to 1 and, therefore, was not in compliance with the maximum debt to ARR ratio covenant of the Second Amended and Restated Loan and Security Agreement. Subsequent to the Company’s quarter end, Bridge Bank provided a waiver of non-compliance for the debt to ARR ratio covenant for the period ended July 31, 2022. For the period ended July 31, 2022, the Company was in compliance with all other covenants set forth in the Second Amended and Restated Loan and Security Agreement.

The Company has cash on its balance sheet of $5,918,000 at July 31, 2022. The Company believes that its cash on-hand, along with the term debt is sufficient to support its operations until it is able to generate cash from operations.

Significant cash obligations

(in thousands)	July 31, 2022	January 31, 2022
Term loan (1)	$9,944	$9,904

(1)	Term loan balance is reported net of deferred financing costs and financing cost payable of $56,000 and $96,000 as of July 31, 2022 and January 31, 2022, respectively. Refer to Note 5 - Debt for additional information. The term loan payable as of July 31, 2022 and January 31, 2022 was bank term debt under the Second Amended and Restated Loan and Security Agreement. The Company’s PPP loan was forgiven in June 2021.

Operating cash flow activities

	Six months Ended
(in thousands)	July 31, 2022	July 31, 2021
Net loss from continuing operations	$(6,059)	$(2,534)
Non-cash adjustments to net loss	2,852	288
Cash impact of changes in assets and liabilities	256	709
Net cash used in operating activities	$(2,951)	$(1,537)

The use of cash from operating activities is due to the loss from operations for the six months ended July 31, 2022. The Company had a higher net loss from operations and lower impact of changes in assets and liabilities in the first six months of fiscal 2022 compared to 2021, which also included a non-cash adjustment for forgiveness of the PPP loan in the amount of $2,301,000 and accrued interest of $26,000.

Investing cash flow activities

	Six months Ended
(in thousands)	July 31, 2022	July 31, 2021
Purchases of property and equipment	$(10)	$(3)
Proceeds from sales of ECM Assets	—	800
Capitalized software development costs	(871)	(706)
Net cash (used in) provided by investing activities	$(881)	$91

The cash used in investing activities for the six months ended July 31, 2022 and July 31, 2021, include capitalized software development costs. The Company expects increased capitalizable projects associated with the acquisition of Avelead, plus ongoing expansion of work with development partners on evaluator. Refer to Note 3 – Business Combination and Divestiture for more information on Avelead. During the six months ended July 31, 2021, escrowed funds of $800,000 associated with the sale of the ECM Assets were released to the Company. Refer to Note 8 – Discontinued Operations for more information on the sale of the ECM Assets.

Financing cash flow activities

	Six months Ended
(in thousands)	July 31, 2022	July 31, 2021
Proceeds from issuance of common stock	$—	$16,100
Payments for costs directly attributable to the issuance of common stock	—	(1,318)
Payments related to settlement of employee shared based awards	(141)	(291)
Payment for deferred financing costs	—	(38)
Other	6	(5)
Net cash (used in) provided by financing activities	$(135)	$14,448

The cash provided by financing activities in the six months ended July 31, 2021, was from the public offering of the Company’s common stock, which closed on March 2, 2021. Refer to Note 7 – Equity for additional information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer (who serves as our principal executive officer) and our Senior Vice President and Chief Financial Officer (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of July 31, 2022. Based on that evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2022. Avelead, which was acquired on August 16, 2021, was excluded from the scope of the assessment of the effectiveness of our disclosure controls and procedures as of July 31, 2022.

Changes in Internal Control over Financial Reporting

On August 16, 2021, the Company completed the acquisition of Avelead (Refer to Note 3 – Business Combination and Divestiture in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for further information on the Avelead acquisition). In accordance with the general guidance issued by the staff of the SEC, Avelead was excluded from the scope of management’s report on internal control over financial reporting for the year ending January 31, 2022. As part of the ongoing integration of Avelead, we are in the process of incorporating the controls and related procedures. However, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the acquisition, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this report fairly, in all material respects, our financial condition and results of operations as of and for the six months ended July 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2022, the Company issued to 180 Consulting an aggregate of 56,070 shares of common stock as compensation for services previously rendered during the three months ended April 30, 2022. Such shares were issued pursuant to the Master Services Agreement, effective March 19, 2020, by and between the Company and 180 Consulting and related statements of work. The shares were issued in a private placement in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

There were no repurchases of common stock for the three months ended July 31, 2022.

Item 5. OTHER INFORMATION

On August 26, 2022, the Company entered into a Waiver to Second Amended and Restated Loan and Security Agreement (the “Waiver”) with Western Alliance Bank. The Waiver, among other things, provided a one-time waiver of an event of default that occurred as a result of the Company’s non-compliance as of the quarter ended July 31, 2022 with a covenant requiring the Company to maintain a debt to ARR ratio below 0.55 to 1. For the quarter ended July 31, 2022, the Company had a debt to ARR ratio of 0.59 to 1 and, therefore, was not in compliance with the maximum debt to ARR ratio covenant of the Second Amended and Restated Loan and Security Agreement.

The foregoing description of the Waiver is not intended to be complete and is qualified in its entirety by reference to the full text of the Waiver, a copy of which is filed herewith as Exhibit 10.2 and is incorporated herein by reference.

Item 6. EXHIBITS

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed September 15, 2014).
3.2	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed May 24, 2021).
3.3	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed June 8, 2022).
3.4	Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014 (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed April 3, 2014).
10.1	Amendment No. 2 to Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan, dated June 7, 2022 (Incorporated by reference from Exhibit 10.1 on Form 8-K, filed June 8, 2022).
10.2*	Waiver of Second Amended and Restated Loan and Security Agreement, dated August 26, 2022, by and among the Company, Streamline Health, LLC, Streamline Pay & Benefits, LLC, Avelead Consulting, LLC, Streamline Consulting Solutions, LLC and Western Alliance Bank.
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: September 08, 2022	By:	/s/ WYCHE T. “TEE” GREEN, III
Wyche T. “Tee” Green, III Chief Executive Officer

DATE: September 08, 2022	By:	/s/ Thomas J. Gibson
Thomas J. Gibson
Chief Financial Officer

