Form 10-Q
period 2022-10-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2022-12-15
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value per share, as of December 12, 2022 was 57,416,372.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	October 31, 2022	January 31, 2022
	(Unaudited)
Current assets:
Cash and cash equivalents	$11,699,000	$9,885,000
Accounts receivable, net	3,322,000	3,823,000
Contract receivables	831,000	843,000
Prepaid and other current assets	946,000	568,000
Total current assets	16,798,000	15,119,000

Non-current assets:
Property and equipment, net	93,000	123,000
Right of use asset for operating lease	80,000	218,000
Capitalized software development costs, net	5,697,000	5,555,000
Intangible assets, net	15,244,000	16,763,000
Goodwill	23,089,000	23,089,000
Other	1,216,000	948,000
Total non-current assets	45,419,000	46,696,000
Total assets	$62,217,000	$61,815,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(rounded to the nearest thousand dollars, except share and per share information)

	October 31, 2022	January 31, 2022
	(Unaudited)
Current liabilities:
Accounts payable	$405,000	$778,000
Accrued expenses	3,289,000	1,803,000
Current portion of term loan	625,000	250,000
Deferred revenues	5,531,000	5,794,000
Current portion of lease obligation	87,000	204,000
Acquisition earnout liability	8,645,000	4,672,000
Total current liabilities	18,582,000	13,501,000
Non-current liabilities:
Term loan, net of current portion and deferred financing costs	9,214,000	9,654,000
Deferred revenues, less current portion	148,000	136,000
Lease obligations, less current portion	—	33,000
Acquisition earnout liability, less current portion	—	4,161,000
Other non-current liabilities	109,000	286,000
Total non-current liabilities	9,471,000	14,270,000
Total liabilities	28,053,000	27,771,000
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common Stock, $0.01 par value, 85,000,000 shares authorized; 55,130,334 and 47,840,950 shares issued and outstanding, respectively	551,000	478,000
Additional paid in capital	128,469,000	119,225,000
Accumulated deficit	(94,856,000)	(85,659,000)
Total stockholders’ equity	34,164,000	34,044,000
Total liabilities and stockholders’ equity	$62,217,000	$61,815,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
Software Licenses	$—	$150,000	$123,000	$285,000
Professional Services	1,270,000	944,000	3,552,000	1,052,000
Audit Services	618,000	513,000	1,964,000	1,460,000
Maintenance and Support	1,120,000	1,082,000	3,348,000	3,226,000
Software as a Service	3,209,000	2,825,000	9,157,000	5,310,000
Total Revenue	6,217,000	5,514,000	18,144,000	11,333,000
Operating expenses:
Cost of software licenses	85,000	133,000	278,000	412,000
Cost of professional services	1,128,000	936,000	3,288,000	1,411,000
Cost of audit services	531,000	409,000	1,426,000	1,174,000
Cost of maintenance and support	84,000	57,000	220,000	223,000
Cost of software as a service	1,742,000	1,088,000	4,771,000	2,276,000
Selling, general and administrative expense	4,053,000	3,439,000	12,488,000	8,507,000
Research and development	1,754,000	1,339,000	4,527,000	3,280,000
Acquisition-related costs	2,000	1,933,000	141,000	2,710,000
Total operating expenses	9,379,000	9,334,000	27,139,000	19,993,000
Operating loss	(3,162,000)	(3,820,000)	(8,995,000)	(8,660,000)
Other income (expense):
Interest expense	(198,000)	(85,000)	(519,000)	(107,000)
Loss on Extinguishment of Debt	—	(43,000)	—	(43,000)
Acquisition earnout valuation adjustments	163,000	(417,000)	188,000	(417,000)
Other	68,000	(10,000)	151,000	(4,000)
Forgiveness of PPP loan and accrued interest	—	—	—	2,327,000
Loss from continuing operations before income taxes	(3,129,000)	(4,375,000)	(9,175,000)	(6,904,000)
Income tax expense	(9,000)	(4,000)	(22,000)	(9,000)
Loss from continuing operations	(3,138,000)	(4,379,000)	(9,197,000)	(6,913,000)
Income from discontinued operations:
Income from discontinued operations, net of tax	—	69,000	—	401,000
Net loss	$(3,138,000)	$(4,310,000)	$(9,197,000)	$(6,512,000)
Basic Earnings Per Share:
Continuing operations	$(0.07)	$(0.10)	$(0.19)	$(0.17)
Discontinued operations	—	0.00	—	0.01
Net loss	$(0.07)	$(0.10)	$(0.19)	$(0.16)
Weighted average number of common shares - basic	47,730,009	45,709,952	47,329,923	41,498,873
Diluted Earnings Per Share:
Continuing operations	$(0.07)	$(0.10)	$(0.19)	$(0.17)
Discontinued operations	—	0.00	—	$0.01
Net loss	$(0.07)	$(0.10)	$(0.19)	$(0.16)
Weighted average number of common shares - diluted	48,143,819	46,063,803	47,613,577	41,995,266

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

	Common stock shares	Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders’ equity

Balance at January 31, 2022	47,840,950	$478,000	$119,225,000	$(86,659,000)	$34,044,000
Restricted stock issued	408,031	4,000	(4,000)	—	—
Restricted stock forfeited	(63,900)	—	—	—	—
Surrender of shares	(95,701)	(1,000)	(140,000)	—	(141,000)
Share-based compensation	—	—	326,000	—	326,000
Net loss	—	—	—	(2,787,000)	(2,787,000)
Balance at April 30, 2022	48,089,380	$481,000	$119,407,000	$(88,446,000)	$31,442,000
Exercise of Stock Options	5,000	—	6,000	—	6,000
Restricted stock issued	726,801	7,000	(7,000)	—	—
Restricted stock forfeited	(20,000)	—	—	—	—
Share-based compensation	—	—	331,000	—	331,000
Net loss	—	—	—	(3,272,000)	(3,272,000)
Balance at July 31, 2022	48,801,181	$488,000	$119,737,000	$(91,718,000)	$28,507,000
Restricted stock issued	118,836	1,000	(1,000)	—	—
Restricted stock forfeited	(75,200)	(1,000)	1,000	—	—
Surrender of shares	(14,472)	—	(24,000)	—	(24,000)
Share-based compensation	—	—	555,000	—	555,000
Issuance of Common Stock	6,299,989	63,000	8,253,000	—	8,316,000
Offering Expenses	—	—	(52,000)	—	(52,000)
Net loss	—	—	—	(3,138,000)	(3,138,000)
Balance at October 31, 2022	55,130,334	$551,000	$128,469,000	$(94,856,000)	$34,164,000

	Common stock shares	Common Stock	Additional paid in capital	Accumulated deficit	Total stockholders’ equity

Balance at January 31, 2021	31,597,975	$316,000	$96,290,000	$(79,117,000)	$17,489,000
Restricted stock issued	740,752	7,000	(7,000)	—	—
Surrender of shares	(78,562)	(1,000)	(160,000)	—	(161,000)
Share-based compensation	—	—	565,000	—	565,000
Issuance of Common Stock	10,062,500	101,000	15,999,000	—	16,100,000
Offering Expenses	—	—	(1,293,000)	—	(1,293,000)
Net loss	—	—	—	(2,142,000)	(2,142,000)
Balance at April 30, 2021	42,322,665	$423,000	$111,394,000	$(81,259,000)	$30,558,000
Restricted stock issued	112,500	1,000	(1,000)	—	—
Restricted stock forfeited	(10,000)	—	—	—	—
Surrender of shares	(69,289)	—	(130,000)	—	(130,000)
Share-based compensation	—	—	557,000	—	557,000
Offering Expenses	—	—	(25,000)	—	(25,000)
Net loss	—	—	—	(60,000)	(60,000)
Balance at July 31, 2021	42,355,876	$424,000	$111,795,000	$(81,319,000)	$30,900,000
Exercise of Stock Options	3,300	—	4,000	—	4,000
Restricted stock issued	348,415	3,000	(3,000)	—	—
Restricted stock forfeited	(40,100)	—	—	—	—
Surrender of shares	(49,813)	(1,000)	(88,000)	—	(89,000)
Share-based compensation	—	—	537,000	—	537,000
Issuance of Common Stock	5,021,972	50,000	6,504,000	—	6,554,000
Offering Expenses	—	—	5,000	—	5,000
Net loss	—	—	—	(4,310,000)	(4,310,000)
Balance at October 31, 2021	47,639,650	476,000	118,754,000	(85,629,000)	33,601,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

	Nine months Ended October 31,
	2022	2021
Net loss	$(9,197,000)	$(6,512,000)
LESS: Income from discontinued operations, net of tax	—	401,000
Loss from continuing operations, net of tax	(9,197,000)	(6,913,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,000	53,000
Amortization of capitalized software development costs	1,293,000	1,430,000
Amortization of intangible assets	1,519,000	721,000
Amortization of other deferred costs	360,000	369,000
Change in fair value of acquisition earnout liability	(188,000)	417,000
Loss on early extinguishment of debt	—	43,000
Amortization of deferred financing costs	60,000	—
Share-based compensation expense	1,212,000	1,659,000
Provision for accounts receivable allowance	21,000	14,000
Forgiveness of PPP loan and accrued interest	—	(2,327,000)
Changes in assets and liabilities:
Accounts and contract receivables	492,000	666,000
Other assets	(868,000)	(551,000)
Accounts payable	(373,000)	(72,000)
Accrued expenses and other liabilities	1,159,000	774,000
Deferred revenue	(251,000)	(305,000)
Net cash used in operating activities	(4,721,000)	(4,022,000)
Net cash provided by operating activities – discontinued operations	—	406,000
Cash flows from investing activities:
Investment in Avelead, Net of Cash	—	(12,354,000)
Proceeds from sale of ECM Assets	—	800,000
Purchases of property and equipment	(10,000)	(18,000)
Capitalization of software development costs	(1,435,000)	(1,048,000)
Net cash used in investing activities	(1,445,000)	(12,620,000)
Cash flows from financing activities:
Repayment of bank term loan	(125,000)	—
Proceeds from issuance of term loan	—	10,000,000
Proceeds from issuance of common stock	8,316,000	16,100,000
Payments for costs directly attributable to the issuance of common stock	(52,000)	(1,313,000)
Payments related to settlement of employee share-based awards	(165,000)	(380,000)
Payment for deferred financing costs	—	(168,000)
Other	6,000	(3,000)
Net cash provided by financing activities	7,980,000	24,236,000
Net increase in cash and cash equivalents	1,814,000	8,000,000
Cash and cash equivalents at beginning of period	9,885,000	2,409,000
Cash and cash equivalents at end of period	$11,699,000	$10,409,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022

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

The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The condensed consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and each of its wholly-owned subsidiaries. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent annual report on Form 10-K. Operating results for the nine months ended October 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2023.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. There were no transfers of assets or liabilities between Levels 1, 2, or 3 during the nine months ended October 31, 2022 and 2021.

The table below provides information on the fair value of our liabilities:

	Total Fair	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At January 31, 2022
Acquisition earnout liability (1)	$8,833,000	$–	$–	$8,833,000
At October 31, 2022
Acquisition earnout liability (1)	$8,645,000	$–	$–	$8,645,000

(1)	The fair value of the acquisition earnout liability is based upon a probability-weighted discounted cash flow that was completed at the date of acquisition and updated as of October 31, 2022. The change in the fair value of the acquisition earnout liability decreased $163,000 for the three months ended October, 31, 2022, and decreased $188,000 for the nine months ended October 31, 2022. The change in the fair value is recognized in “Acquisition earnout valuation adjustments” in the accompanying condensed consolidated statement of operations.

The fair value of the Company’s term loan under its Second Amended and Restated Loan and Security Agreement was determined through an analysis of the interest rate spread from the date of closing the loan (August 2021) to the date of the most recent balance sheets, October 31, 2022 and January 31, 2022. The term loan bears interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The prime rate is variable and, thus accommodates changes in the market interest rate. However, the interest rate spread (the 1.5% added to the Prime Rate) is fixed. We estimated the impact of the changes in the interest rate spread by analogizing the effect of the change in the Corporate bond rates, reduced for any changes in the market interest rate. This provided us with an estimated change to the interest rate spread of approximately 0.5% from the date we entered the debt agreement to the end of the third quarter, October 31, 2022 and end of the fiscal year, January 31, 2022. The discount to the value of the debt as of October 31, 2022 and January 31, 2022 was estimated to be $9,674,000 and $9,798,000, or a discount to book value of $201,000 and $202,000, respectively. Long-term debt is classified as Level 2.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Three Months Ended		Nine Months Ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021
Recurring revenue	$4,329,000	$3,907,000	$12,505,000	$8,536,000
Non-recurring revenue	1,888,000	1,607,000	5,639,000	2,797,000
Total revenue:	$6,217,000	$5,514,000	$18,144,000	$11,333,000

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

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenue includes payments received in advance of performance under the contract. The Company’s contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the nine months ended October 31, 2022, the Company recognized approximately $4,918,000 in revenue from deferred revenues outstanding as of January 31, 2022. Revenue allocated to remaining performance obligations was $20,917,000 as of October 31, 2022, of which the Company expects to recognize approximately 63% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

The Company defers the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the period of expected benefit which is the contractual term. As of October 31, 2022 and January 31, 2022, the Company had deferred costs of $103,000 and $125,000, respectively, net of accumulated amortization of $155,000 and $93,000, respectively. Amortization expense of these costs was $22,000 for both the three months ended October 31, 2022 and 2021, and $62,000 and $90,000 for the nine months ended October 31, 2022 and 2021, respectively, and is included in various costs of revenue in the condensed consolidated statements of operations.

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

As of October 31, 2022 and January 31, 2022, deferred commission costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totaled $1,092,000 and $806,000, respectively, net of accumulated amortization of $707,000 and $408,000, respectively. For the three months ended October 31, 2022 and 2021, $110,000 and $88,000, respectively, and for the nine months ended October 31, 2022 and 2021, $298,000 and $248,000, respectively, in amortization expense associated with deferred sales commissions was included in selling, general and administrative expenses in the condensed consolidated statements of operations. There were no impairment losses for these capitalized costs for these periods.

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period, and forfeitures are recognized as incurred. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the entity had paid cash for the goods or services. The Company incurred total compensation expense related to share-based awards of $555,000 and $537,000 for the three months ended October 31, 2022 and 2021, respectively, and $1,212,000 and $1,659,000 in the nine months ended October 31, 2022 and 2021, respectively.

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

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At October 31, 2022, the Company believes it has appropriately accounted for any uncertain tax positions.

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

The following is the calculation of the basic and diluted net earnings (loss) per share of common stock for the three and nine months ended October 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021
Basic earnings (loss) per share:
Continuing operations
Loss from continuing operations, net of tax	$(3,138,000)	$(4,379,000)	$(9,197,000)	$(6,913,000)
Basic net loss per share of common stock from continuing operations	$(0.07)	$(0.10)	(0.19)	(0.17)

Discontinued operations
Income available to common stockholders from discontinued operations	$—	$69,000	—	401,000
Basic net earnings per share of common stock from discontinued operations	$—	$—	$—	$0.01

Diluted earnings (loss) per share:
Continuing operations
Loss available to common stockholders from continuing operations	$(3,138,000)	$(4,379,000)	(9,197,000)	(6,913,000)
Diluted net loss per share of common stock from continuing operations	$(0.07)	$(0.10)	(0.19)	(0.17)

Discontinued operations
Income available to common stockholders from discontinued operations	$—	$69,000	—	401,000
Diluted net earnings per share of common stock from discontinued operations	$—	$—	$—	$0.01

Net loss	$(3,138,000)	$(4,310,000)	$(9,197,000)	$(6,512,000)
Weighted average shares outstanding - Basic (1)	47,730,009	45,709,952	47,329,923	41,498,873
Effect of dilutive securities - Stock options and Restricted stock (2)	413,810	353,851	283,654	496,393
Weighted average shares outstanding – Diluted	48,143,819	46,063,803	47,613,577	41,995,266
Basic net loss per share of common stock	$(0.07)	$(0.10)	$(0.19)	$(0.16)
Diluted net loss per share of common stock	$(0.07)	$(0.10)	$(0.19)	$(0.16)

(1)	Includes the effect of vested and excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of October 31, 2022 and 2021, there were 1,501,031 and 1,030,600 unvested restricted shares of common stock outstanding, respectively.

(2)	Diluted net loss per share excludes the effect of shares that are anti-dilutive. For the three and nine months ended October 31, 2022, diluted earnings per share excludes 628,958 outstanding stock options and 1,501,031 unvested restricted shares of common stock. For the three and nine months ended October 31, 2021, diluted earnings per share excludes 1,146,963 outstanding stock options and 1,030,600 unvested restricted shares of common stock.

Other Operating Costs

Acquisition-related Costs

	Three Months ended		Nine Months ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021
Separation agreement expense	$—	$706,000	$—	$706,000
Broker fees	—	508,000	—	553,000
Professional fees	2,000	358,000	141,000	740,000
Executive bonuses	—	355,000	—	705,000
Loss on exit from operating lease	—	22,000	—	22,000
Other	—	(16,000)	—	(16,000)
Total acquisition-related costs	$2,000	$1,933,000	$141,000	$2,710,000

For the three and nine months ended October 31, 2022 the Company incurred certain acquisition-related costs related to the acquisition of Avelead totaling $2,000 and $141,000, respectively, consisting primarily of professional service fees. For the three and nine months ended October 31, 2021, the Company incurred acquisition-related costs related to the acquisition of Avelead totaling $1,933,000 and $2,710,000, respectively. Of the total costs related to the acquisition of Avelead, $355,000 and $705,000 was from bonuses paid to certain executives in executing priorities, primarily the acquisition, for the three and nine months ended October 31, 2021, respectively.

Non-Cash Items

For the three and nine months ended October 31, 2021, the Company recorded the forgiveness of the PPP loan and accrued interest, totaling $2,327,000, as non-cash items related to the condensed consolidated statements of cash flow.

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

The aggregate consideration for the purchase of Avelead was approximately $29.7 million (at fair value) consisting of (i) $12.4 million in cash, net of cash acquired, (ii) $0.1 million in holdback, which was paid to the sellers during the fourth quarter of fiscal 2021, (iii) $6.5 million in common stock, and (iv) approximately $10.7 million in contingent consideration (see below). The Company issued 5,021,972 shares of its restricted common stock (the “Acquisition Restricted Common Stock”) at closing. The Acquisition Restricted Common Stock has a fair value as of the closing date of the acquisition of $6.5 million. Additionally, the Company contracted two types of contingent consideration; the first is referred to herein as “SaaS Contingent Consideration” and the second is referred to herein as “Renewal Contingent Consideration.” The SaaS Contingent Consideration and Renewal Contingent Consideration had an aggregate value of approximately $10.7 million as of the date of closing. The owners of Avelead are also referred to herein as “Sellers” and are enumerated in the UPA (as defined below).

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

The contingent consideration is comprised of “SaaS Contingent Consideration” and “Renewal Contingent Consideration” which are described in more detail as follows:

See Note 11 – Subsequent Events for a description of the company’s cash payment and restricted common stock issued in conjunction with the first year earnout.

●	The SaaS Contingent Consideration is calculated based upon Avelead’s recurring SaaS revenue recognized during the first and second year following the acquisition. The Company will pay the SaaS Contingent Consideration as follows: (i) 50% in cash and (ii) 50% in shares of Company common stock valued at the time the earnout is paid subject to a collar, as described below.

●	The first year of SaaS Contingent Consideration is calculated as 75% of Avelead’s recognized SaaS revenue from September 1, 2021 to August 31, 2022. The first-year payment is subject to a deduction of $665,000 spread equally between the cash and common stock portion of the earnout consideration. The first year earnout will be paid on or about October 15, 2022, subject to a dispute and resolution period. Assuming that Avelead is within 80% of its forecasted SaaS revenue in the first year earnout[1], the Company agreed to a floor and ceiling on the value of the Company’s restricted common stock issued as consideration for the earnout. That collar has a floor of $3.50 per share and a ceiling of $5.50 per share for the first year earnout.

●	The second year of SaaS Contingent Consideration is calculated as 40% of Avelead’s recognized SaaS revenue from September 1, 2022 to August 31, 2023. The second year earnout will be paid on or about October 15, 2023, subject to a dispute and resolution period. Assuming that Avelead is within 80% of its forecasted SaaS revenue in the second year earnout[1], the Company agreed to a floor and ceiling on the Company’s restricted common stock issued as consideration for the earnout. That collar has a floor of $4.50 per share and a ceiling of $6.50 per share for the second year earnout.

●	The Renewal Contingent Consideration is tied directly to a successful renewal of a specific customer of Avelead. To meet the definition of a renewal, Avelead must achieve a minimum threshold of contracted revenue in an updated, annual, renewed contract with the specified customer. The renewal occurs on or about June 1, 2022 and June 1, 2023. The Company will remit the Renewal Contingent Consideration on or about each of October 15, 2022 and 2023, respectively. The Renewal Contingent Consideration is payable in shares of Company restricted common stock valued as of the date of Closing. Accordingly, upon achieving the Renewal Contingent Consideration, the Company will issue 627,747 shares of restricted common stock on or about each of October 15, 2022 and October 15, 2023, subject to a dispute and resolution period. The Renewal Contingent Consideration is either earned or not earned based upon the renewal of the specified customer at the minimum amount of contracted revenue. There is no pro-ration of the underlying Renewal Contingent Consideration.

[1]	If Avelead does not achieve 80% of its forecasted revenue, the price per share will revert back to the Company’s market price based upon a 30-day average.

The components of the total consideration as of the acquisition date are as follows:

(in thousands)
Components of total consideration, net of cash acquired:
Cash	$11,900
Cash, seller expenses	285
Cash, estimated net working capital adjustment	285
Restricted Common Stock	6,554
Acquisition earnout liabilities	10,684	(a)
Total consideration	$29,708

(a)	Acquisition earnout liabilities represents the net present value and risk adjusted probability of the required future payments underlying the Company’s SaaS Contingent Consideration and Renewal Contingent Consideration as described above. Due to the dates that the Company is required to measure, report and agree on the calculations, $8,645,000 is shown as a short-term liability as of October 31, 2022.

The acquisition earnout liability is re-measured at fair value on a recurring basis and the change to the liability is recorded as a valuation adjustment recorded through “other expenses or income” in the accompanying condensed consolidated statements of operations. The change in the fair value recorded for the nine months ended October 31, 2022 was ($188,000). A range of possible outcomes is not available under the specific valuation method that was used in determining fair value of the acquisition earnout liability.

See Note 11 – Subsequent Events, for information regarding the cash payment and restricted common stock issued in conjunction with the first year earnout.

The allocation of the total consideration to net tangible and intangible assets as of the date of the closing of Avelead was as follows:

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

The Company’s pro forma revenues and loss from continuing operations for the three and nine months ended October 31, 2021, assuming Avelead was acquired on February 1, 2021, are as follows. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the acquisition occurred at the beginning of these periods nor is it indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated costs savings from synergies or other operational improvements.

	Three Months ended October 31, 2021		Nine Months ended October 31, 2021
	Actual	Pro Forma	Actual	Pro Forma
Revenues	$5,514	$6,064	$11,333	$16,585
Loss from continuing operations	$(4,379)	$(4,763)	$(6,913)	$(8,665)

Included in the accompanying unaudited pro forma statement of operations for the three months ended October 31, 2021 are $2,595,000 of Avelead revenue and $(1,359,000) of loss from continuing operations. For the nine months ended October 31, 2021, $7,297,000 of Avelead revenue and $(2,727,000) of loss from continuing operations were included in the unaudited pro forma statement of operations. For the three months ended October 31, 2022, Avelead contributed $2,788,000 to the Company’s consolidated revenue and $(553,000) to the Company’s consolidated loss from continuing operations. For the nine months ended October 31, 2022, Avelead contributed $7,827,000 to the Company’s consolidated revenue and $(1,847,000) to the Company’s consolidated loss from continuing operations.

The Company entered into one employment agreement and one separation agreement with the two Sellers. Included in the transaction costs related to the Avelead acquisition is the cost of a two-year separation agreement with one Seller, fully expensed at the closing of the transaction. See Note 2 – Summary of Significant Accounting Policies. The employment agreement is a two-year employment agreement that entitles the Seller to a six-month separation pay in the case of termination without cause. The expense for the employment agreement is recognized ratably over the service period customary with other employment agreements within selling, general, and administrative expense.

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

Alpharetta Office Lease

On October 1, 2021, the Company entered into an agreement with a third-party to sublease its office space in Alpharetta, Georgia, (the “Sublease Agreement”). The sublease term is for 18 months which coincides with the Company’s underlying lease (see below). The Company expects to receive $292,000 from the sublessee over the term of the sublease. The sublease did not relieve the Company of its original obligation under the lease, and therefore the Company did not adjust the operating lease right-of-use asset and related liability. For the three and nine months ended October 31, 2022, the Company recorded $49,000 and $145,000, respectively, as other income related to the sublease.

The Company entered into a lease for office space in Alpharetta, Georgia, on March 1, 2020. The lease terminates on March 31, 2023. At inception, the Company recorded a right-of use asset of $540,000, and related current and long-term operating lease obligation in the accompanying consolidated balance sheet. As of October 31, 2022, operating lease right-of use assets totaled $80,000, and the associated lease liability is included in current liabilities of $87,000. The Company used a discount rate of 6.5% to the determine the lease liability. For the three and nine months ended October 31, 2022 and 2021, the Company had lease operating costs of approximately $48,000 and $145,000, respectively, for each period.

Maturities of operating lease liabilities associated with the Company’s operating lease as of October 31, 2022 are as follows for payments due based upon the Company’s fiscal year:

2022	$53,000
2023	36,000
Total lease payments	89,000
Less present value adjustment	(2,000)
Present value of lease liabilities	$87,000

Suwanee Office Lease

Upon acquiring Avelead on August 16, 2021 (refer to Note 3 – Business Combination and Divestiture), the Company assumed an operating lease agreement for the corporate office space of Avelead. The lessor is an entity controlled by one of the Sellers that is employed by the Company. The 36-month term lease commenced March 1, 2019 and expired on February 28, 2022. In February 2022, the Company renewed the lease for twelve months with monthly payments totaling $71,984 over the term of the lease. There is no renewal clause contained in the current lease. For the three and nine months ended October 31, 2022, the Company recorded rent expense of $18,000 and $55,000, respectively.

NOTE 5 — DEBT

Term Loan Agreement

On August 26, 2021, the Company and its subsidiaries entered into the Second Amended and Restated Loan and Security Agreement with Bridge Bank, a division of Western Alliance Bank (the “Second Amended and Restated Loan and Security Agreement”). Pursuant to the Second Amended and Restated Loan and Security Agreement, Bridge Bank agreed to provide the Company and its subsidiaries with a new term loan facility in the maximum principal amount of $10,000,000. Amounts outstanding under the term loan of the Second Amended and Restated Loan and Security Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. Pursuant to the Second Amended and Restated Loan and Security Agreement, the Company discontinued the existing $3,000,000 revolving credit facility with Bridge Bank. At the time of the discontinuance, there was no outstanding balance on the revolving credit facility.

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

The Second Amended and Restated Loan and Security Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements. For the period ended October 31, 2022, the Company has a debt to ARR ratio of 0.55 to 1 and, therefore, was not in compliance with the maximum debt to ARR ratio covenant under the Second Amended and Restated Loan and Security Agreement. Subsequent to the period ended October 31, 2022, the Company entered into a Second Modification Debt Agreement whereby the existing debt to ARR ratio, among other covenants, was modified. As a result, the Company was in compliance with all modified debt covenants at October 31, 2022.

See Note 11 – Subsequent Events for a description of the Second Modification Debt Agreement. On November 29, 2022, the Company entered into a Second Modification Debt Agreement with Bridge Bank to add a $2,000,000 non-formula revolving line of credit and amend its existing covenants.

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

Outstanding principal balances on debt related to the new term loan agreement that the Company entered into on August 16, 2021 with Bridge Bank consisted of the following at:

	October 31, 2022	January 31, 2022
Term loan	$9,875,000	$10,000,000
Financing cost payable	57,000	21,000
Deferred financing cost	(93,000)	(117,000)
Total	9,839,000	9,904,000
Less: Current portion	(625,000)	(250,000)
Non-current portion of debt	$9,214,000	$9,654,000

NOTE 6 — INCOME TAXES

Income taxes consist of the following:

	Three months ended
	October 31, 2022	October 31, 2021
Current tax expense:
Federal	$(6,000)	$—
State	(3,000)	(4,000)
Total current tax provision	$(9,000)	$(4,000)

	Nine months ended
	October 31, 2022	October 31, 2021
Current tax expense:
Federal	$(11,000)	$—
State	(11,000)	(9,000)
Total current tax provision	$(22,000)	$(9,000)

At January 31, 2022, the Company had U.S. federal net operating loss carry forwards of $46,250,000. The Company also had state net operating loss carry forwards of $21,318,000 and Federal R&D credit carry forwards of $1,575,000 and Georgia R&D credit carry forwards of $94,000, all of which expire through fiscal 2041.

The effective income tax rate on continuing operations of approximately (0.24)% differs from our combined federal and state statutory rate of 25.15% primarily due to the full valuation allowance the Company currently maintains on its net deferred tax asset.

The Company has recorded $318,000 and $315,000 in reserves for uncertain tax positions as of October 31, 2022 and January 31, 2022, respectively.

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

NOTE 7 — EQUITY

Capital Raise

On October 24, 2022, the Company entered into purchase agreements with certain investors pursuant to which the Company agreed to issue and sell in a registered direct offering (the “2022 Offering”) an aggregate of 6,299,989 shares of common stock, par value $0.01 per share, at a purchase price of $1.32 per share. The gross proceeds to the Company from the 2022 Offering were approximately $8,316,000. The Company intends to use the proceeds of the 2022 Offering for general corporate purposes. The 2022 Offering closed on October 26, 2022.

On February 25, 2021, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC, as the sole managing underwriter, relating to the underwritten public offering of an aggregate of 10,062,500 shares of the Company’s common stock, par value $0.01 per share, which included 1,312,500 shares of common stock sold pursuant to the underwriter’s exercise of an option to purchase additional shares of common stock to cover over-allotments (the “2021 Offering”). The price to the public in the 2021 Offering was $1.60 per share of common stock. The gross proceeds to the Company from the 2021 Offering were approximately $16,100,000, before deducting underwriting discounts, commissions, and estimated offering expenses. The 2021 Offering closed on March 2, 2021.

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

As described in the Company’s definitive proxy statement on Schedule 14A filed with the SEC on July 6, 2021, because there may have been uncertainty regarding the validity or effectiveness of the prior approval of the Charter Amendment, the authorized shares increase effected thereby and the Third Amended 2013 Plan Amendment at the 2021 Annual Meeting, the board of directors of the Company asked the Company’s stockholders to ratify the approval, filing and effectiveness of the Charter Amendment and the approval and effectiveness of the Third Amended 2013 Plan Amendment at a special meeting of the stockholders held on July 29, 2021 (the “Special Meeting”) in order to eliminate such uncertainty . At the Special Meeting, the Company’s stockholders ratified the approval, filing and effectiveness of the Charter Amendment and the approval and effectiveness of the Third Amended 2013 Plan Amendment.

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Consulting Agreement with 180 Consulting

On March 19, 2020, the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, pursuant to which 180 Consulting has provided and will continue to provide a variety of consulting services in support of eValuator products including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, through separate executed statements of work (“SOWs”). On September 20, 2021, the Company entered into a separate MSA in support of Avelead products. The Company has entered into separate SOWs under the MSA. Some of the SOWs include the ability of 180 Consulting to earn stock at a conversion rate to be calculated 20 days after the execution of the related SOW. The MSA includes a termination clause upon a 90-day written notice. While no related party has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to us under the MSA and the SOWs may share workspace and administrative costs with 121G Consulting (as defined and further discussed in Note 14 – Related Party Transactions in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022). 180 Consulting earned a cumulative number of shares through October 31, 2022 totaling 814,267. For the three and nine months ended October 31, 2022, 180 Consulting earned a total of 183,284 and 293,190 shares, respectively. The Company paid fees of $751,000 and $1,781,000, respectively, for services rendered by 180 Consulting during the three and nine months ended October 31, 2022. The Company paid fees of $376,000 and $1,092,000, respectively, for services rendered by 180 Consulting during the three and nine months ended October 31, 2021. On September 16, 2022, the Company issued 53,836 shares as compensation for services previously rendered during the three months ended July 31, 2022. Such shares were issued in a private placement in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. The MSA is terminable by the Company or 180 Consulting upon 90-days advanced written notice to the other party.

NOTE 9 – DISCONTINUED OPERATIONS

On February 24, 2020, the Company consummated the sale of the Company’s legacy Enterprise Content Management business (the “ECM Assets”).

For the three and nine months ended October 31, 2021, the Company recorded the following into discontinued operations in the accompanying condensed consolidated statements of operations:

	Three Months Ended October 31, 2021	Nine Months Ended October 31, 2021
Revenues:
Transition service fees	$102,000	$498,000
Total revenues	102,000	498,000

Expenses:
Cost of Sales	1,000	5,000
Transition service cost	32,000	92,000
Total expenses	33,000	97,000

Income from discontinued operations	$69,000	$401,000

The Company entered into an agreement with the Purchaser of the ECM Assets to maintain the current data center through a transition period. The transition services did not have a finite ending date at the signing of the agreement. However, the transition services were completed in the third quarter of fiscal 2021.

NOTE 10 - RELATED PARTY TRANSACTIONS

Refer to Note 3 – Business Combination and Divestiture. The Company acquired Avelead on August 16, 2021. In addition, the Company assumed a consulting agreement with AscendTek, LLC (“AscendTek”), a software development and system design company. AscendTek is owned by one of the Sellers of Avelead. The Company entered into a separation agreement with this Seller of Avelead on closing of the Avelead acquisition. For the three and nine months ended October 31, 2022, the Company incurred approximately $0 and $32,000, respectively, in research and development services provided by AscendTek. Additionally, we assumed a lease for corporate office space from a Seller that is now employed by the Company. This lease term ended February 2022 but was renewed for a term of 12 months. For the three and nine months ended October 31, 2022, the Company recorded rent expense of $18,000 and $55,000, respectively (refer to Note 4 – Operating Leases).

NOTE 11 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after October 31, 2022, and based on our evaluation, except as set forth below, we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements.

Debt Modification

On November 29, 2022, the Company executed a Second Modification to the Second Amended and Restated Loan Agreement (the “Second Modification Debt Agreement”). The Second Modification Debt Agreement includes an expansion of the Company’s total borrowing to include a $2 million revolving line of credit. The revolving line of credit will be co-terminus with the term loan and matures on August 26, 2026. There are no requirements to draw on the line of credit. Amounts outstanding under the line of credit portion of the Second Amended and Restated Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The Company paid $20,000 in fees at the closing of the Second Modification Debt Agreement, and added an additional $50,000 to the deferred closing cost that is due upon the early repayment or term of the loan. The aggregate amount of the deferred costs due upon early repayment or term of the loan is $250,000. The Second Modification Debt Agreement is secured by substantially all of our assets. The covenants are amended as follows, including a change to our third quarter, 2022:

●	Minimum Cash. Borrowers shall, at all times, maintain unrestricted cash of Borrowers at Bank in an amount not less than Two Million Dollars ($2,000,000).

●	Maximum Debt to ARR Ratio. Borrowers’ Maximum Debt to ARR Ratio, measured on a quarterly basis as of the last day of each fiscal quarter, shall not be greater than the amount set forth under the heading “Maximum Debt to ARR Ratio” as of, and for each of the dates appearing adjacent to such “Maximum Debt to ARR Ratio”.

Quarter Ending	Maximum Debt to ARR Ratio
October 31, 2022	0.80 to 1.00
January 31, 2023	0.70 to 1.00
April 30, 2023	0.65 to 1.00
July 31, 2023	0.60 to 1.00
October 31, 2023	0.55 to 1.00
January 30, 2024	0.50 to 1.00

●	Maximum Debt to Adjusted EBITDA Ratio. Commencing with the quarter ending April 30, 2024, Borrowers’ Maximum Debt to Adjusted EBITDA Ratio, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended, shall not be greater than the amount set forth under the heading “Maximum Debt to Adjusted EBITDA Ratio” as of, and for each of the dates appearing adjacent to such “Maximum Debt to Adjusted EBITDA Ratio”.

Quarter Ending	Maximum Debt to Adjusted EBITDA Ratio
April 30, 2024	3.50 to 1.00
July 31, 2024 and on the last day of each quarter thereafter	2.00 to 1.00

●	Fixed Charge Coverage Ratio. Commencing with the quarter ending April 30, 2024, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended.

With the changes to the covenants through the Second Modification Debt Agreement, the Company was in compliance with all debt covenants as of October 31, 2022.

First Year Earnout Payment for Avelead

On November 22, 2022, the Company made the first year earnout payment and issued shares of common stock, par value $0.01 per share, subject to certain restrictions, to the selling shareholders of Avelead in accordance with the Unit Purchase Agreement See Item 1, Note 3 – Business Acquisition and Divestiture. In connection with the first year earnout payment, the Company made cash payments of $2,012,000 and issued 1,243,291 unregistered securities in the form of restricted common stock, par value $0.01 per share, for the SaaS Contingent Consideration and 627,746 unregistered securities in the form of restricted common stock, par value $0.01 per share, for the Renewal Contingent Consideration. The estimated aggregate value of the first year earnout payment is $4,000,000 for the SaaS Contingent Consideration and $1,000,000 for the Renewal Contingent Consideration. The Company has a second earnout under the Unit Purchase Agreement that will be payable on or about October 2023. These liabilities are reflected at the fair value of the future commitment on the Company’s balance sheet, as Acquisition Earnout Liability.

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

●	the possibility that any of the anticipated benefits of the acquisition of Avelead Consulting, LLC (“Avelead”) will not be realized or will not be realized within the expected time period, the businesses of the Company and the Avelead segment may not be integrated successfully, or such integration may be more difficult, time-consuming or costly than expected, or revenues following the Avelead acquisition may be lower than expected;

●	new product and services development and commercialization;

●	key strategic alliances with vendors and channel partners that resell our products;

●	uncertainty in continued relationships with customers due to termination rights;

●	our ability to control costs;

●	availability, quality and security of products produced, and services provided by third-party vendors;

●	the healthcare regulatory environment;

●	potential changes in legislation, regulation and government funding affecting the healthcare industry;

●	healthcare information systems budgets;

●	availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems;

●	the success of our relationships with channel partners;

●	fluctuations in operating results;

●	our future cash needs;

●	the consummation of resources in researching acquisitions, business opportunities or financings and capital market transactions;

●	the failure to adequately integrate past and future acquisitions into our business;

●	critical accounting policies and judgments;

●	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other standard-setting organizations;

●	changes in economic, business and market conditions impacting the healthcare industry and the markets in which we operate;

●	our ability to maintain compliance with the terms of our credit facilities; and

●	our ability to maintain compliance with the continued listing standards of the Nasdaq Capital Market (“Nasdaq”).

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

During the third quarter ended October 31, 2022, the Company strengthened its balance sheet through a capital raise. On October 24, 2022, the Company entered into purchase agreements with certain investors (the “2022 Offering”). Under these purchase agreements, the Company agreed to issue and sell, in a registered direct offering, an aggregate of 6,299,989 shares of common stock, par value $0.01 per share, at a purchase price of $1.32 per share. The gross proceeds to the Company from the 2022 Offering were approximately $8.3 million. The Company intends to use the proceeds of the 2022 Offering for general corporate purposes. The 2022 Offering closed on October 26, 2022.

In addition, we expanded our relationship with Bridge Bank in the fourth quarter of 2022. On November 29, 2022, the Company executed a Second Modification to the Second Amended and Restated Loan Agreement (“Second Modification Debt Agreement”). The Second Modification Debt Agreement includes an expansion of the Company’s total borrowing to include a $2,000,000 non-formula revolving line of credit. The revolving line of credit will be co-terminus with the term loan, which matures on August 26, 2026. The Second Modification Debt Agreement also includes new covenants through the term of the Second Amended and Restated Loan and Security Agreement. See Item 1, Note 11 - Subsequent Events, for more discussion on the Second Modification Debt Agreement.

Results of Operations

Revenues

	Three Months Ended
	October 31, 2022	October 31, 2021	Change	% Change
Software licenses	-	150,000	(150,000)	-100%
Professional services	1,270,000	944,000	326,000	35%
Audit services	618,000	513,000	105,000	20%
Maintenance and support	1,120,000	1,082,000	38,000	4%
Software as a service	3,209,000	2,825,000	384,000	14%
Total Revenues	6,217,000	5,514,000	703,000	13%

	Nine Months Ended
	October 31, 2022	October 31, 2021	Change	% Change
Software licenses	123,000	285,000	(162,000)	-57%
Professional services	3,552,000	1,052,000	2,500,000	238%
Audit services	1,964,000	1,460,000	504,000	35%
Maintenance and support	3,348,000	3,226,000	122,000	4%
Software as a service	9,157,000	5,310,000	3,847,000	72%
Total Revenues	18,144,000	11,333,000	6,811,000	60%

Software licenses —For the three and nine months ended October 31, 2022, revenue from software licenses decreased by $150,000 and $162,000, respectively, compared to the prior year periods. The Company has shifted its business from perpetual software licenses to a software as a service (SaaS) model. The software license sales come solely from our channel partners; therefore, the periodic amounts are less predictable and consistent than recurring revenues.

Professional services — For the three and nine months ended October 31, 2022, revenue from professional services increased by $326,000 and $2,500,000, respectively, compared to the prior year periods. The increase in professional services includes $314,000 and $2,228,000, respectively, of Avelead professional services revenue increases as compared to the prior year periods. The Company is primarily focused on SaaS growth, and, accordingly, is not expecting growth in professional services.

Audit services — For the three and nine months ended October 31, 2022, revenue from audit services increased $105,000 and $504,000, respectively, compared to the prior year periods. The increases for both comparable periods include revenue from new audit service agreements. The Company is primarily focused on utilizing audit services to support its technology, eValuator. Accordingly, the Company expects modest revenue growth in the future in audit services.

Maintenance and support — For the three and nine months ended October 31, 2022, revenue from maintenance and support increased $38,000 and $122,000, respectively, compared to the prior year periods. The increase is due to new maintenance subscriptions on previously licensed software. The Company does not anticipate maintenance and support growth due to the Company’s shift to its growth products that are classified as SaaS.

Software as a Service (SaaS) — For the three and nine months ended October 31, 2022, revenue from SaaS increased $384,000 and $3,847,000, respectively, compared to the prior year periods. The increases include $430,000 and $3,554,000, respectively, of SaaS revenue increases from Avelead. The remaining increase in SaaS revenue for the three month period ended October 31,2022 is due to new customers on the Company’s eValuator product offset by a customer termination. The remaining increase in SaaS revenue for the nine months ended October 31,2022 is due to new customers on the Company’s eValuator product. The Company expects continued growth in its SaaS business.

We have approximately $4.5 million in annualized contract value of contracts to be implemented as of November 30, 2022. The industry has been impacted post COVID by hospital personnel shortages and a backlog of hospital IT projects. This has resulted in slower contract to implementation timelines, which is delaying revenue recognition for such contracts. It is uncertain how long these headwinds will impact our implementation timelines. However, strong growth in SaaS is expected to continue as these contracts are implemented. The Company expects to see double-digit percentage growth, sequentially, and year-over-year, in Fiscal 2023 from its sales booking activity in Fiscal 2022.

Cost of Sales

	Three Months Ended
	October 31, 2022	October 31, 2021	Change	% Change
Cost of software licenses	85,000	133,000	(48,000)	(36)%
Cost of professional services	1,128,000	936,000	192,000	21%
Cost of audit services	531,000	409,000	122,000	30%
Cost of maintenance and support	84,000	57,000	27,000	47%
Cost of software as a service	1,742,000	1,088,000	654,000	60%
Total Cost of Sales	3,570,000	2,623,000	947,000	36%

	Nine Months Ended
	October 31, 2022	October 31, 2021	Change	% Change
Cost of software licenses	278,000	412,000	(134,000)	(33)%
Cost of professional services	3,288,000	1,411,000	1,877,000	133%
Cost of audit services	1,426,000	1,174,000	252,000	21%
Cost of maintenance and support	220,000	223,000	(3,000)	(1)%
Cost of software as a service	4,771,000	2,276,000	2,495,000	110%
Total Cost of Sales	9,983,000	5,496,000	4,487,000	82%

The increase in overall cost of sales for the three and nine months ended October 31, 2022 from the comparable prior year periods are primarily due to Avelead, which represents $582,000 and $3,857,000 of the increase, respectively, as compared to prior year periods. The incremental increase in cost of goods sold for Avelead was driven by additional personnel and third-party content providers related to the Company’s SaaS solutions.

The cost of software licenses reflects amortization of capitalized software expenditures. The amounts for the three and nine months ended October 31, 2022 decreased compared to the respective prior year periods due to a reduction in research and development investments for the Company’s CDI/Abstracting products, resulting in lower capitalized software amortization expense.

The cost of professional services includes compensation and benefits for personnel and related expenses. For the three and nine months ended October 31, 2022, Avelead comprises $216,000 and $1,932,000 of the increase as compared to the respective prior year periods.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. These costs for the three and nine months ended October 31, 2022 increased compared to the respective prior year periods due to an increase in employee related expenses that are tied to increased audit service fees.

The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party content provider contracts. The costs for the three and nine months ended October 31, 2022 remained consistent with the comparable prior year periods.

The cost of SaaS solutions is comprised of salaries, amortization of capitalized software development, and third-party content provider costs. For the three and nine months ended October 31, 2022, Avelead comprised $366,000 and $1,925,000 of the increase as compared to the respective prior year periods. The remaining increases were driven by personnel and third-party expenses driven by increased volume offset by a decrease in amortization of capitalized software.

Certain costs in SaaS solutions are tied to volumes, such as number of users. These costs include coding tools supporting eValuator and a third-party system that is intended to help move data from the hospital system to our systems. Included in cost of SaaS solutions are non-cash expenditures of $1,547,000 including the amortization of capitalized software which impacts margin by 17%. Excluding these non-cash items for the nine months ended October 31, 2022, the remaining cost of SaaS solutions was $3,224,000, or 35% of sales. Current margins are lower than we expect in the future for SaaS solutions as we are implementing a large number of new customers. Certain costs, such as labor and third-party content providers, impact the gross margin before a customer is fully implemented and revenue is recognized.

Selling, General and Administrative Expense

	Three Months Ended
	October 31, 2022	October 31, 2021	Change	% Change
General and administrative expenses	2,690,000	2,218,000	472,000	21%
Sales and marketing expenses	1,363,000	1,221,000	142,000	12%
Total selling, general, and administrative expense	4,053,000	3,439,000	614,000	18%

	Nine Months Ended
	October 31, 2022	October 31, 2021	Change	% Change
General and administrative expenses	8,112,000	5,669,000	2,443,000	43%
Sales and marketing expenses	4,376,000	2,838,000	1,538,000	54%
Total selling, general, and administrative expense	12,488,000	8,507,000	3,981,000	47%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. For the three and nine months ended October 31, 2022, Avelead comprised $59,000 and $1,282,000 of the increase as compared to the respective prior year periods. For the three and nine months ended October 31, 2022, increases of $436,000 and $1,127,000, respectively, were driven by employee related expenses, such as salaries, performance bonuses, and severance expense, as part of the Company’s strategic plan to simplify the Company’s business in order to drive sustainable growth and improved profitability and cash flows. The Company previously announced an “alignment” bringing the Avelead business together with its eValuator business. The resulting severance expense is included in each of General and administrative expenses and Sales and marketing expense.

Sales and marketing expenses consist primarily of compensation and related benefits and travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. For the three and nine months ended October 31, 2022, Avelead comprised $240,000 and $1,181,000 of the increase as compared to the respective prior periods. For the three and nine months ended October 31, 2022, increases of $175,000 and $1,143,000, respectively, were primarily driven by an increase in salaries, benefits, and accrued severance associated with the Company’s previously announced alignment, and expansion and upgrade of its direct and indirect sales personnel. The Company has seen an increase in travel to customer sites, as well as industry trade shows, resulting in greater travel expense. The Company expects that face-to-face meetings with hospital systems will result in higher sales bookings.

Research and Development

	Three Months Ended
	October 31, 2022	October 31, 2021	Change	% Change
Research and development expense	1,754,000	1,339,000	415,000	31%
Plus: Capitalized research and development cost	563,000	342,000	221,000	65%
Total research and development cost	2,317,000	1,681,000	636,000	38%

	Nine Months Ended
	October 31, 2022	October 31, 2021	Change	% Change
Research and development expense	4,527,000	3,280,000	1,247,000	38%
Plus: Capitalized research and development cost	1,450,000	1,048,000	402,000	38%
Total research and development cost	5,977,000	4,328,000	1,649,000	38%

Research and development expense consists primarily of compensation and related benefits and the use of independent contractors for specific near-term development projects. Research and development expenses for the three and nine months ended October 31, 2022 increased by approximately $415,000 and $1,247,000, respectively, compared to the prior year periods. The increase of $415,000 for the three months ended October 31, 2022 is primarily driven by a $182,000 increase in expenses related to Avelead. The increase of $1,247,000 in research and development expenses for the nine months ended October 31, 2022 from the comparable prior year period includes a $1,073,000 increase in expenses related to Avelead. The Company has previously announced that both research and development expense and capitalized research and development cost will be higher in the third and fourth quarters of fiscal year 2022 due to an emphasis on improving the architecture and data management inside Avelead’s technology stack. The Company expects to invest approximately $450,000 in these enhancements in the second half of fiscal 2022.

Capitalized research and development costs for the three and nine months ended October 31, 2022 increased by approximately $212,000 and $402,000, respectively, compared to the prior year periods. The increase of $212,000 for the three months ended October 31, 2022 included an increase of $231,000 related to Avelead. The increase of $402,000 for the nine months ended October 31, 2022 includes an increase of $559,000 related to Avelead. These increases are primarily related to the improvements for the architecture and data management on the Avelead technology.

We expect total research and development costs (primarily research and development expense) will continue at their third quarter levels through the first quarter of Fiscal 2023. As the Company completes its investment in the architecture of the Avelead technology, the Company plans to replace this effort with a project for Artificial Intelligence (AI). This AI project will be focused on the best use of AI within the eValuator product. For all of fiscal 2023, the Company expects to have investments in its technology to be between 10% and 15% higher than that which was experienced in fiscal 2022.

Acquisition-related Costs

	Three Months Ended
	October 31, 2022	October 31, 2021	Change	% Change
Acquisition-related Costs	2,000	1,933,000	(1,931,000)	(100)%

	Nine Months Ended
	October 31, 2022	October 31, 2021	Change	% Change
Acquisition-related Costs	141,000	2,710,000	(2,569,000)	(95)%

Refer to Note 2 – Summary of Significant Accounting Policies – Other Operating Costs – Acquisition-related costs – in the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for further details with respect to acquisition-related costs. For the three and nine months ended October 31, 2022 the Company incurred certain acquisition-related costs related to the acquisition of Avelead totaling $2,000 and $141,000, respectively, consisting primarily of fees for professional service. For the three and nine months ended October 31, 2021, the Company incurred acquisition-related costs related to the acquisition of Avelead totaling $1,933,000 and $2,710,000, respectively. Of the total costs related to the acquisition of Avelead, $355,000 and $705,000 was related to bonuses paid to certain executives in executing priorities, primarily the acquisition.

Other Income (Expense)

	Three Months Ended
	October 31, 2022	October 31, 2021	Change	% Change
Interest expense	(198,000)	(85,000)	(113,000)	133%
Loss on Extinguishment of Debt	—	(43,000)	43,000	(100)%
Acquisition earnout valuation adjustments	163,000	(417,000)	580,000	(139)%
Miscellaneous income (expense)	68,000	(10,000)	658,000	(780)%
Total other (expense) income	33,000	(555,000)	588,000	(106)%

	Nine Months Ended
	October 31, 2022	October 31, 2021	Change	% Change
Interest expense	(519,000)	(107,000)	(412,000)	385%
Loss on Extinguishment of Debt	—	(43,000)	43,000	(100)%
Acquisition earnout valuation adjustments	188,000	(417,000)	605,000	(145)%
Miscellaneous income (expense)	151,000	(4,000)	155,000	(3,875)%
Forgiveness of PPP loan and accrued interest	—	2,327,000	(2,327,000)	(100)%
Total other (expense) income	(180,000)	1,756,000	(1,936,000)	(110)%

Interest expense consists of interest associated with the term loan, deferred financing costs, less interest related to capitalization of software. Interest expense increased for the three and nine months ended October 31, 2022 from the comparable prior year period primarily due to the $10,000,000 term loan with Bridge Bank (See Note 5 – Debt) and increased interest rates. Further, interest rates have increased at an accelerated pace in Fiscal 2022. The Federal Reserve has been reacting to inflation through interest rate increases. This is expected to continue at a slower pace than that experienced in Fiscal 2022. The interest rate increases that have been put into effect to date, are expected to continue to increase interest expense (year over year) into Fiscal 2023.

Acquisition earnout valuation adjustments for the three and nine months ended October 31, 2022 includes a valuation adjustment of $163,000 and $188,000, respectively, compared to expense of $417,000 for the prior year three and nine-month period. The valuation adjustment is related to the acquisition earnout liabilities associated with the Avelead acquisition (Refer to Note 3 – Business Combination and Divestiture of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”).

Other income for the three and nine months ended October 31, 2022 includes $49,000 and $145,000, respectively, related to the sublease of the Alpharetta location (Refer to Note 4 – Operating Leases of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”). Forgiveness of PPP loan and accrued interest for the three and nine months ended October 31, 2021 reflects the financial impact of the $2,301,000 PPP loan being forgiven, along with the accrued interest of $26,000 also being forgiven.

Provision for Income Taxes

We recorded income tax expense of $9,000 and $4,000 for the three months ended October 31, 2022 and 2021, respectively, and income tax expense of $22,000 and $9,000 for the nine months ended October 31, 2022 and 2021, respectively, which is comprised of estimated federal, state and local income tax provisions. The Company has a substantial amount of net operating losses for federal and state income tax purposes.

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

The following table reconciles EBITDA and Adjusted EBITDA to net loss from continuing operations, and Adjusted EBITDA per diluted share to loss per diluted share for the three and nine months ended October 31, 2022 (amounts in thousands, except per share data). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended		Nine Months Ended
In thousands, except per share data	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021
Adjusted EBITDA Reconciliation
Loss from continuing operations	$(3,138)	$(4,379)	$(9,197)	$(6,913)
Interest expense	198	85	519	107
Income tax expense	9	4	22	9
Depreciation	13	16	40	53
Amortization of capitalized software development costs	446	446	1,293	1,430
Amortization of intangible assets	463	490	1,519	721
Amortization of other costs	131	110	360	338
EBITDA	$(1,878)	$(3,228)	$(5,444)	$(4,255)
Share-based compensation expense	555	537	1,212	1,659
Non-cash valuation adjustments	(163)	417	(188)	417
Acquisition-related cost, severance, and transaction-related bonuses	387	1,953	1,010	2,730
Forgiveness of PPP loan and accrued interest	—	—	—	(2,327)
Other non-recurring charges	(73)	—	(140)	16
Loss on early extinguishment of debt	—	43	—	43
Adjusted EBITDA	$(1,172)	$(278)	$(3,550)	$(1,717)
Loss from continuing operations margin (1)	(50)%	(79)%	(51)%	(61)%
Adjusted EBITDA margin (2)	(19)%	(5)%	(20)%	(15)%

Adjusted EBITDA per Diluted Share Reconciliation
Loss from continuing operations per common share — diluted	$(0.07)	$(0.10)	$(0.19)	$(0.17)
Net loss per common share — diluted (3)	$(0.07)	$(0.10)	$(0.19)	$(0.16)
Adjusted EBITDA per adjusted diluted share (4)	$(0.02)	$(0.01)	$(0.08)	$(0.04)

Basic weighted average shares	47,730,009	45,709,952	47,329,923	41,498,873
Includable incremental shares — adjusted EBITDA (5)	413,810	353,851	283,654	496,393
Adjusted diluted shares	48,143,819	46,063,803	47,613,577	41,995,266

(1)	Loss from continuing operations as a percentage of GAAP net revenue.

(2)	Adjusted EBITDA as a percentage of GAAP net revenue.

(3)	Since the Company was in a loss position for the periods presented, diluted net loss per common share is the same as basic net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

(4)	Adjusted EBITDA per adjusted diluted share for the Company’s common stock is computed using the treasury stock method. Since the Company was in a loss position for the periods presented, adjusted EBITDA per adjusted diluted share is the same as adjusted EBITDA per adjusted share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

(5)	The number of incremental shares that would be dilutive under an assumption that the Company is profitable during the reported period, which is only applicable for a period in which the Company reports profit.

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

On October 24, 2022, the Company entered into purchase agreements with certain investors pursuant to which the Company agreed to issue and sell in a registered direct offering an aggregate of 6,299,989 shares of common stock, par value (the “2022 Offering”) $0.01 per share at a purchase price of $1.32 per share. The gross proceeds to the Company from the 2022 Offering were approximately $8.3 million. The Company intends to use the proceeds of the 2022 Offering for general corporate purposes. The 2022 Offering closed on October 26, 2022.

On February 25, 2021, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC, as the sole managing underwriter, relating to the underwritten public offering of an aggregate of 10,062,500 shares of the Company’s common stock, par value $0.01 per share, which included 1,312,500 shares of common stock sold pursuant to the underwriter’s exercise of an option to purchase additional shares of common stock to cover over-allotments (the “2021 Offering”). The price to the public in the 2021 Offering was $1.60 per share of common stock. The gross proceeds to the Company from the 2021 Offering were approximately $16,100,000, before deducting underwriting discounts, commissions, and estimated offering expenses. The 2021 Offering closed on March 2, 2021.

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

On October 24, 2022, the Company entered into purchase agreements (collectively, the “Purchase Agreements”) with purchasers named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell in a registered direct offering an aggregate of 6,299,989 shares of common stock, par value $0.01 per share, at a purchase price of $1.32 per share (the “2022 Offering”). The gross proceeds to the Company from the 2022 Offering were approximately $8.3 million. The Company intends to use the proceeds of the Offering for general corporate purposes. The 2022 Offering closed on October 26, 2022.

The Company has liquidity through the Second Amended and Restated Loan and Security Agreement described in more detail in Note 5 – Debt in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”. The Company has a term loan facility with an initial, maximum, principal amount of $10,000,000. Amounts outstanding under the Second Amended and Restated Loan and Security Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. Pursuant to the Second Amended Loan and Security Agreement, the Company’s prior $3,000,000 revolving credit facility with Bridge Bank was terminated. At the time of the discontinuance, there was no outstanding balance on the revolving credit facility.

The Second Amended and Restated Loan and Security Agreement includes customary financial covenants, including the requirements that the Company achieve certain EBITDA levels and fixed coverage ratios and maintain certain cash balances and certain recurring revenue levels. The Second Amended and Restated Loan and Security Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. As of October 31, 2022, the Company was in compliance with all debt covenants under the Second Amended and Restated Loan and Security Agreement.

On November 29, 2022, we executed a Second Modification to the Second Amended and Restated Loan Agreement (“Second Modification Debt Agreement”). The Second Modification Debt Agreement includes an expansion of the Company’s total borrowing to include a $2 million revolving line of credit. This is a committed revolving line that can be drawn at anytime as long as we are not in breach of the debt agreement. The revolving line of credit is co-terminus with the term loan, August 26, 2026. The Second Modification Debt Agreement also includes new covenants through the term. See Item 1, Note 11 - Subsequent Events, for more discussion on the Second Modification Debt Agreement. The Second Modification Debt Agreement increases the borrowing capacity of the Company through a non-formula revolving line of credit of $2,000,000.

On November 22, 2022, we paid the first year earnout payment to the selling shareholders of Avelead in accordance with the Unit Purchase Agreement See Item 1, Note 3 – Business Acquisition and Divestiture. The Company issued cash payments of $2,012,000 and restricted common stock, $0.01 par value, of 1,243,291 for the SaaS Contingent Consideration and 627,746 for the Renewal Contingent Consideration. The estimated aggregate value of the first year earnout is $4,000,000 for the SaaS Contingent Consideration and $1,000,000 for the Renewal Contingent Consideration. The Company has a second earnout due under the Unit Purchase Agreement due on or about October 2023. These liabilities are reflected at the net present value of the future commitment on the Company’s balance sheet, as Acquisition Earnout Liability.

The Company believes that cash flows from operations, the cash from the 2022 Offering and available credit facilities are adequate to fund current obligations for the next twelve months from issuance of these financial statements. Cash and cash equivalent balances at October 31, 2022 and January 31, 2022 were approximately $11,699,000 and $9,885,000 respectively. Continued expansion may require the Company to take on additional debt or raise capital through the issuance of additional equity securities, or a combination of both. There can be no assurance the Company will be able to obtain the capital required to fund further expansion.

The Company has cash on its balance sheet of $11,699,000 at October 31, 2022. The Company believes that its cash on-hand, along with the term debt and new revolving credit line is sufficient to support its operations until it is able to generate cash from operations.

Significant cash obligations

(in thousands)	October 31, 2022	January 31, 2022
Term loan (1)	$9,839	$9,904

(1)	Term loan balance is reported net of deferred financing costs of $93,000 and $117,000 as of October 31, 2022, and January 31, 2022, respectively, and financing cost payable of $57,000 and $21,000 as of October 31, 2022 and January 31, 2022, respectively. Refer to Note 5 - Debt for additional information. The term loan payable as of October 31, 2022 and January 31, 2022 was bank term debt under the Second Amended and Restated Loan and Security Agreement. The Company’s PPP loan was forgiven in June 2021.

Operating cash flow activities

	Nine months Ended
(in thousands)	October 31, 2022	October 31, 2021
Net loss from continuing operations	$(9,197)	$(6,913)
Non-cash adjustments to net loss	4,317	2,379
Cash impact of changes in assets and liabilities	159	512
Net cash used in operating activities	$(4,721)	$(4,022)

The higher use of cash from operating activities is due to the higher net loss from operations for the nine months ended October 31, 2022. The Company had a higher net loss from operations and higher non-cash adjustments to net loss primarily due to higher rates of amortization associated with the Avelead acquisition. For the nine months ended October 31, 2021, a non-cash adjustment for forgiveness of the PPP loan in the amount of $2,301,000 and accrued interest of $26,000 is included.

Investing cash flow activities

	Nine months Ended
(in thousands)	October 31, 2022	October 31, 2021
Investment in Avelead, net of cash	$—	$(12,354)
Purchases of property and equipment	(10)	(18)
Proceeds from sale of ECM Assets	—	800
Capitalized software development costs	(1,435)	(1,048)
Net cash used in investing activities	$(1,445)	$(12,620)

The cash used in investing activities for the nine months ended October 31, 2022 and October 31, 2021, includes capitalized software development costs. The Company expects increased capitalizable projects associated with the acquisition of Avelead, plus ongoing expansion of work with development partners on eValuator. Refer to Note 3 – Business Combination and Divestiture for more information on Avelead. The cash used in investing activities for the nine months ended October 31, 2021 included the cash used to acquire Avelead and capitalized software development costs, off-set by the release of escrowed funds in fiscal 2021 from the sale of the ECM Assets. Refer to Note 9 – Discontinued Operations for more information on the sale of the ECM Assets.

Financing cash flow activities

	Nine months Ended
(in thousands)	October 31, 2022	October 31, 2021
Proceeds from issuance of common stock	$8,316	$16,100
Payments for costs directly attributable to the issuance of common stock	(52)	(1,313)
Proceeds of term loan payable	—	10,000
Repayment of term loan payable	(125)	—
Payments related to settlement of employee shared based awards	(165)	(380)
Payment for deferred financing costs	—	(168)
Other	6	(3)
Net cash provided by financing activities	$7,980	$24,236

The cash provided by financing activities in the nine months ended October 31, 2022, was the 2022 Offering of the Company’s common stock, which closed on October 26, 2022. Refer to Note 7 – Equity for additional information. The cash provided by financing activities in the nine months ended October 31, 2021, was received in the 2021 Offering of the Company’s common stock, which closed on March 2, 2021.Additionally, the Company received proceeds of $10,000,000 as a result of the Second Amended Loan and Security Agreement entered into on August 26, 2021. Refer to Note 5 – Debt for additional information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer (who serves as our principal executive officer) and our Senior Vice President and Chief Financial Officer (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of October 31, 2022. Based on that evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2022.

Changes in Internal Control over Financial Reporting

On August 16, 2021, the Company completed the acquisition of Avelead (Refer to Note 3 – Business Combination and Divestiture in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for further information on the Avelead acquisition). In accordance with the general guidance issued by the staff of the SEC, Avelead was excluded from the scope of management’s report on internal control over financial reporting for the year ending January 31, 2022. As part of the ongoing integration of Avelead, we are in the process of incorporating the controls and related procedures. However, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the acquisition, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this report fairly, in all material respects, our financial condition and results of operations as of and for the nine months ended October 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2022, the Company issued to 180 Consulting an aggregate of 53,836 shares of common stock as compensation for services previously rendered during the three months ended July 31, 2022. Such shares were issued pursuant to the Master Services Agreement, effective March 19, 2020, by and between the Company and 180 Consulting and related statements of work. The shares were issued in a private placement in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

The following table sets forth information with respect to our repurchases of common stock during the three months ended October 31, 2022:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	that May
	Total		as Part of	Yet Be
	Number of		Publicly	Purchased
	Shares	Average	Announced	under the
	Purchased	Price Paid	Plans or	Plans or
	(1)	per Share	Programs	Programs
August 1 - August 31	14,472	$1.63	—	—
September 1 - September 30	—	—	—	—
October 1 - October 31	—	—	—	—
Total	14,472	$1.63	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended October 31, 2022.

Item 6. EXHIBITS

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed September 15, 2014).
3.2	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed May 24, 2021).
3.3	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed June 8, 2022).
3.4	Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014 (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed April 3, 2014).
10.1	Waiver of Second Amended and Restated Loan and Security Agreement, dated August 26, 2022, by and among the Company, Streamline Health, LLC, Streamline Pay & Benefits, LLC, Avelead Consulting, LLC, Streamline Consulting Solutions, LLC and Western Alliance Bank (Incorporated by reference from Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed September 8, 2022).
10.2	Form of Common Stock Purchase Agreement dated as of October 24, 2022, by and among Streamline Health Solutions, Inc. and the purchasers thereto (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed October 27, 2022).
10.3	Second Modification to Second Amended and Restated Loan and Security Agreement, dated November 29, 2022, by and between Streamline Health Solutions, Inc. and certain of its subsidiaries party thereto, and Western Alliance Bank (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed December 5, 2022).
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: December 15, 2022	By:	/s/ WYCHE T. “TEE” GREEN, III
Wyche T. “Tee” Green, III Chief Executive Officer

DATE: December 15, 2022	By:	/s/ Thomas J. Gibson
Thomas J. Gibson
Chief Financial Officer

