Form 10-K
period 2023-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2023-04-27
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed using the closing price as reported by The NASDAQ Stock Market, Inc. for the Registrant’s Common Stock on July 31, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was $55,069,915.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value per share, as of April 24, 2023 was 58,610,540.

Documents incorporated by reference:

Information required by Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2023 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended January 31, 2023.

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

PART I

Item 1. Business

Company Overview

Incorporated in 1989, Streamline Health Solutions, Inc. is a provider of solutions and services in the middle of the revenue cycle for healthcare providers throughout the United States and Canada. Streamline Health’s technology helps hospitals improve their financial performance by optimizing data and coding for every patient encounter prior to bill submission. By performing these activities before billing, providers can drive net revenue through reduced revenue leakage, overbilling, and days in accounts receivable. This enables providers to achieve more predictable revenue streams using technology rather than manual intervention.

The Company provides computer software-based solutions, professional consulting and auditing and coding services, which capture, aggregate, and translate structured and unstructured data to deliver intelligently organized, easily accessible predictive insights to its clients. Hospitals and certain hospital owned and operated physician groups use the knowledge generated by Streamline Health to help them improve their financial performance.

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

As part of the Company’s strategic expansion into the revenue cycle management, acute-care healthcare space, the Company acquired all of the equity interests of Avelead Consulting, LLC (“Avelead”) on August 16, 2021 on a cash- and debt-free basis. After the third fiscal quarter of 2022, the Company announced a restructuring in order to fully integrate the Avelead business with its other solutions by the end of fiscal 2022. As of that date, the Company’s management was combined under one leader, and the functions of sales and marketing, innovation, support, client success and implementation services were combined under common management.

Unless the context requires otherwise, references to “Streamline Health,” the “Company,” “we,” “us” and “our” in this Report are intended to mean Streamline Health Solutions, Inc. and its wholly-owned subsidiaries. All references to a fiscal year refer to the fiscal year commencing February 1 in that calendar year and ending on January 31 of the following calendar year.

Solutions

The Company offers solutions and services to assist its clients in revenue cycle management including its two flagship technologies RevID™ and eValuatorTM. RevID offers automated, 24-hour reconciliation of clinical activity to patient billing records prior to billing. eValuator provides 100% automated coding analysis prior to billing. In addition, the Company offers an array of professional services, including system implementation. The Company’s solutions and services are designed to improve the flow of critical coding information throughout the enterprise. The solutions and services help to transform the structure of information between disparate information technology systems into actionable data, giving the end user comprehensive access to clinical and business intelligence to enhance billing accuracy and decision-making. Solutions can be accessed securely through SaaS or delivered either by a perpetual license or by a fixed-term license installed locally.

RevID Automated Revenue Reconciliation – RevID is a cloud-based SaaS automated, 24-hour charge reconciliation tool. RevID identifies discrepancies between a provider’s clinical and billing departments and ensures that every medical service is tracked, accounted for, and ultimately accurately billed, thereby reducing revenue leakage. RevID functions on a pre-bill basis, allowing providers to catch mistakes and discrepancies prior to billing.

eValuator Coding Analysis Platform - This technology is a cloud-based SaaS solution that delivers the capability of fully automated analysis on 100% of billing codes entered by a healthcare provider’s coding team. This is done on a pre-bill basis, enabling providers to identify and address their highest-impact cases prior to billing. Rule sets are enabled for inpatient, outpatient and pro-fee cases. With eValuator, providers can add an audit function on a pre-bill basis to all cases, allowing the provider to better optimize reimbursements and mitigate risk on its billing practices.

Data Comparison Engine (“DCE” or “Compare”) – Compare is a cloud-based SaaS system synchronization module that reconciles data in different software used by hospitals within their operations. Compare operates continuously and automates the reconciliation of these systems to identify discrepancies or errors occurring between systems. Additionally, the Compare module can be utilized as a maintenance check when a hospital adds additional disparate software systems or converts to a new software system.

Coding & CDI Solutions – CDI provides an integrated on-premise or cloud-based software suite that enhances the productivity of CDI and Coding staff and enables the seamless sharing of patient data. This suite of solutions includes workflows such as CDI, Abstracting and Physician Query.

Financial Management Solutions (FMBA) – FMBA has been sunset by the Company. FMBA solutions enable financial staff across the healthcare enterprise to drill down quickly into actionable and real-time financial data and key performance indicators to improve revenue realization. This suite of solutions includes individual workflows such as accounts receivable management, denials management, claims processing, spend management and audit management.

Professional Services

Audit and Coding Services — The Company provides technology-enabled audit and coding services to help clients review and optimize their internal clinical documentation and coding functions across the applicable segment of the client’s enterprise. The Company provides these services using experienced coders and auditors through use of its eValuator proprietary software to improve the targeting of records with the highest likelihood of requiring an audit. The audit services are provided for inpatient diagnostic-related group (DRG) code auditing, outpatient ambulatory payment classification (APC) auditing, hierarchical condition categories (HCC) auditing and Physician/Pro-Fee services coding and auditing. The Company has attracted new clients on eValuator utilizing its coding and auditing services as a technology enabled service.

Software Services – Software services relates to implementation of our core software modules, including data collection, configuration of the software based on the clients’ needs, training and support. Support services include non-specified upgrades to the software.

Professional Services – The Company’s professional services are typically associated with hospital revenue cycle assistance and include troubleshooting, staff augmentation and “adhoc” services. Services may include, but are not limited to, review of workflow processes, development and optimization of new workflows, optimization of interfaces, performance of audits and reconciliations, interim resources and project management of system implementations or conversions. The Company has replaced its emphasis on professional services with technology solutions. The Company’s premise is that technology on the front end of the revenue cycle process will reduce waste and errors in the coding and the backend.

Discontinued Operations

Enterprise Content Management (“ECM Assets”) – This legacy technology product has existed since the inception of the Company. This product assists hospitals with workflow on electronic health records. Historically, this has been one of the largest products, in terms of revenue, for the Company. The ECM Assets were sold on February 24, 2020 to Hyland Software in a transaction accounted for as a sale of assets. See Note 13 – Discontinued Operations to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”. For purposes of the financial information that is contained herein, this business is accounted for as Discontinued Operations.

Clients and Strategic Partners

The Company continues to provide transformational data-driven solutions to some of the finest, most well-respected healthcare enterprises in the United States and Canada. Clients are geographically dispersed throughout North America. The Company provides these solutions through a combination of direct sales and relationships with strategic channel partners.

During fiscal 2022, two individual clients accounted for 10% or more of our continuing operations revenue and represented approximately $7.9 million of total continuing operations revenue. During fiscal 2021, one individual client accounted for 10% or more of our continuing operations revenue and represented approximately $2.6 million of total continuing operations revenue. Four clients represented 13%, 12%, 12% and 10%, respectively, of continuing operations accounts receivable as of January 31, 2023, and three clients represented 24%, 16% and 15%, respectively, of continuing operations accounts receivable as of January 31, 2022. Many of our clients are invoiced on an annual basis.

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

The Company divested its legacy ECM Assets, effective February 24, 2020, in a transaction accounted for as a sale of assets. This sale of assets is consistent with the Company’s efforts to offer and invest in products that serve the middle of the revenue cycle, primarily for acute care healthcare organizations. We applied the standard of ASC 205-20-1 to ascertain the timing of accounting for the discontinued operations. Based on ASC 205-20-1, the Company determined that it did not have the authority to sell the assets until the date of the stockholder approval which was February 21, 2020. Accordingly, the Company did not present the ECM Assets as held for sale in its fiscal 2019 financial statements. On February 21, 2020, the Company having the authority and ability to consummate the sale of the ECM Assets, met the criteria to present discontinued operations as described in ASC 205-20-1. Accordingly, the Company is reporting the results of operations and cash flows, and related balance sheet items associated with the ECM Assets in discontinued operations in the accompanying consolidated statements of operations, cash flows and balance sheets for the current and comparative prior periods. See Note 13 – Discontinued Operations to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

Business Segments

Under ASC 280-10-50-11, two or more operating segments may be aggregated into a single operating segment if they are considered to be similar. Operating segments are considered to be similar if they can be expected to have essentially the same economic characteristics and future prospects. Using the aggregation guidance, the Company determined that it has one operating segment due to the similar economic characteristics of the Company’s products, product development, distribution, regulatory environment and client base as a provider of computer software-based solutions and services for acute-care healthcare organizations.

For fiscal years 2022 and 2021, the Company had two reporting units for evaluation of goodwill; Streamline Solutions and Avelead Solutions. The Company has determined that effective January 1, 2023, it has one reporting unit for purposes of evaluation of goodwill. At the end of fiscal 2022, the Company consolidated and combined its operations for Streamline Solutions and Avelead Solutions. For total assets at January 31, 2023 and 2022 and total revenue and net loss for the fiscal years ended January 31, 2023 and 2022, see our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” herein.

Contracts, License and Services Fees

The Company enters into agreements with its clients that specify the scope of the system to be installed and/or services to be provided by the Company, as well as the agreed-upon pricing, applicable term duration and the timetable for the associated licenses and services.

For clients purchasing software to be installed locally or provided on a SaaS model, these are multiple performance obligations that include either a perpetual or term license and right to access the applicable software functionality (whether installed locally at the client site or the right to use the Company’s solutions as a part of SaaS services), terms regarding maintenance and support services, and professional services for implementation, integration, process engineering, optimization and training, as well as fees and payment terms for each of the foregoing. If the client purchases solutions on a perpetual license model, the client is billed the license fee up front. Maintenance and support is provided on a term basis for separate fees, with an initial term typically from one to five years in length. The maintenance and support fee is charged annually, in advance, commencing either upon contract execution or deployment of the solution in live production. If the client purchases solutions on a term-based model, the client is billed periodically a combined access fee for a specified term, typically from one to seven years in length. The access fee includes the access rights along with all maintenance and support services.

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

Coding and audit services are provided through a stand-alone services agreement or services addendum to an existing master services agreement with the client. These review services are available as either a one-time service or recurring monthly, quarterly or annual review structure. These services are typically provided on a per reviewed account/chart basis. Monthly minimums are required where material discounts have been offered. Revenue is generally recognized when the chart is reviewed (i.e, service is completed).

The commencement of revenue recognition on software solutions varies depending on the size and complexity of the system and/or services involved, the implementation or performance schedule requested by the client and usage by clients of SaaS for software-based components. The Company’s agreements are generally non-cancellable but provide that the client may terminate its agreement upon a material breach by the Company and/or may delay certain aspects of the installation or associated payments in such events. The Company does allow for termination for convenience in certain situations. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period, and a termination or installation delay of one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company’s business, financial condition, and results of operations, as further discussed in Part 1, Item 1A, “Risk Factors” herein. Historically, the Company has not experienced a material amount of contract cancellations; however, the Company sometimes experiences delays in the course of contract performance and the Company accounts for them accordingly.

Third-Party License Fees

The Company incorporates software licensed from various third-party vendors into its proprietary software. The Company licenses these software products and pays the required license fees when such software is delivered to clients.

Associates

As of January 31, 2023, the Company had 112 employees, a net decrease of 22 employees during fiscal 2022. All employees are full-time employees. The Company utilizes independent contractors to supplement its staff, as needed. None of the Company’s associates are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good. The Company’s success depends, to a significant degree, on its management, sales and technical personnel.

For more information on contracts, backlog, acquisitions and research and development, see also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Competition

The RevID product has competition in charge reconciliation, generally. The Company believes RevID’s automated charge reconciliation technique is unique in the industry as it specifically interacts with desperate clinical systems identifying unbilled services. There are products that purport to provide similar services, including nThrive’s Charge Capture Audit Tool and CloudMed’s ReVint Tool set. The Company anticipates that additional competition may develop as pre-bill, daily charge reconciliation becomes a standard within the industry.

The eValuator product has numerous competitors in the auditing software industry. The Company believes eValuator is unique in that it is designed and has the requisite workflow to perform audits on a pre-bill basis. The Company believes it is an industry leader in pre-bill auditing technology. We have seen competition on similar products that are being utilized by clients as a pre-bill auditing tool, such as PwC Smart and 3M, however, these similar products are intended to be utilized for post-bill auditing which is a different workflow than what is necessary for pre-bill auditing. We expect to have competition in the pre-bill technology industry. Client processes dictates that correcting errors prior to billing is more efficient and effective than having an audit after billing. There will be larger and more sophisticated competitors than our Company. Accordingly, using the time we have to gain market share prior to direct competition is critical to the Company’s success.

The Compare product has little direct competition outside of manual (Microsoft excel) based reconciliations. The Company believes that few systems exist that can accurately compare the various software systems used by hospitals. Examples of potential competitors include Vitalware, Craneware and nThrive’s Chargemaster toolkit. The Company believes Compare is unique in that it can be easily fine-tuned to work with a wide array of hospital systems to create a bespoke offering for specific clients, easing transitions to new platforms or as an ongoing maintenance check tool.

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

Regarding our Audit Services, there are numerous companies and independent consultants who offer these services. Barriers to entry to this market include creating and utilizing a well-established client base and distribution channels, brand recognition, establishing differentiators for our services and capital for sustained development and marketing activities.

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

Additional Intellectual Property Rights

In addition to the software licenses described in other sections of this Item 1, “Business”, the Company also holds registered trademarks for its Streamline Health® and other key trademarks used in selling its products. These marks are currently active, with registrations being valid for a period of three years each. The Company actively renews these marks at the end of each registration period.

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

Our revenues have been concentrated in a relatively small number of large clients, and we have historically derived a substantial percentage of our total continuing operations revenue from a few clients. For fiscal years ended January 31, 2023 and 2022, our five largest clients accounted for 46% and 40%, respectively, of our total continuing operations revenue. If one or more clients terminate all or any portion of a master agreement, delay installations or if we fail to procure additional agreements, there could be a material adverse effect on our business, financial condition and results of operations. See Note 9 - Major Clients to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, herein for further information regarding representation of the Company’s largest individual major clients.

Over the last several years, we have completed acquisitions, and may undertake additional acquisitions in the future. Any failure to adequately integrate past and future acquisitions into our business could have a material adverse effect on us.

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

Over the last several years, we have completed acquisitions of businesses through asset and stock purchases. We expect that we will make additional acquisitions in the future.

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

A significant increase in new SaaS contracts could require a significant cash outlay, which could adversely affect near term cash flow.

If new or existing clients purchase significant amounts of our SaaS services, we may have to expend a significant amount of initial setup costs and time before those new clients are able to begin using such services, and we cannot begin to recognize revenues from those SaaS agreements until the commencement of such services. Accordingly, we anticipate that our near-term cash flow may be adversely affected by significant incremental setup costs from new SaaS clients that would not be offset by revenue until new SaaS clients go into production. While we anticipate long-term growth in profitability through increases in recurring SaaS subscription fees and significantly improved profit visibility, any inability to adequately finance setup costs for new SaaS solutions could result in the failure to put new SaaS solutions into production and could have a material adverse effect on our liquidity, financial position and results of operations. In addition, this near-term cash flow demand could adversely impact our financial flexibility and cause us to forego otherwise attractive business opportunities or investments.

We may not see the anticipated market interest or growth in our software solutions. In addition, coding audit services and associated software and technologies represent a new market for the Company, and we may not see the anticipated market interest or growth due to being a new player in the industry.

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

Our sales and profitability depend, in part, on the extent to which coverage of and reimbursement for medical care provided is available from governmental health programs, private health insurers, managed care plans and other third-party payors. Unanticipated regulatory changes could materially impact the need for and/or value of our solutions. For example, if governmental or other third-party payors materially reduce reimbursement rates or fail to reimburse our clients adequately, our clients may suffer adverse financial consequences. Changes in regulations affecting the healthcare industry, such as any increased regulation by governmental agencies of the purchase and sale of medical products, or restrictions on permissible discounts and other financial arrangements, could also directly impact the capabilities our solutions and services provide and the pricing arrangements we are required to offer to be competitive in the market. Similarly, the U.S. Congress may adopt legislation that may change, override, conflict with or pre-empt the currently existing regulations and which could restrict the ability of clients to obtain, use or disseminate patient health information and/or impact the value of the functionality our products and services provide.

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

Healthcare regulations issued to date have not had a material adverse effect on our business. However, we cannot predict the potential impact of new or revised regulations that have not yet been released or made final, or any other regulations that might be adopted. The U.S. Congress may adopt legislation that may change, override, conflict with or pre-empt the currently existing regulations and which could restrict the ability of clients to obtain, use or disseminate patient health information. Although the features and architecture of our existing solutions can be modified, it may be difficult to address the changing regulation of healthcare information.

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

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting businesses such as ours. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, clients, or others to disclose information or unwittingly provide access to systems or data. We can provide no assurance that our current IT systems, software, or third-party services, or any updates or upgrades thereto will be fully protected against third-party intrusions, viruses, hacker attacks, information or data theft or other similar threats.

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

Unstable market and economic conditions and potential disruptions in the credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows and financial condition.

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

In addition, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes and uncertainty about economic stability. More recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

We must maintain compliance with the terms of our existing credit facilities or receive a waiver for any non-compliance. The failure to maintain compliance could have a material adverse effect on our ability to finance our ongoing operations and we may not be able to find an alternative lending source if a default occurs.

On November 29, 2022, the Company executed a Second Modification to the Second Amended and Restated Loan Agreement (the “Second Modification Debt Agreement”). The Second Modification Debt Agreement includes an expansion of the Company’s total borrowing to include a $2,000,000 revolving line of credit. The revolving line of credit will be co-terminus with the term loan and matures on August 26, 2026. There are no requirements to draw on the line of credit. Amounts outstanding under the line of credit portion of the Second Amended and Restated Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The Second Modification Debt Agreement amended the covenants of the Second Amended and Restated Loan and Security Agreement. Refer to Note 5 – Debt for information regarding the second Modification Debt Agreement. At January 31, 2023, there was no outstanding balance on the revolving line of credit.

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

Economic conditions in the U.S. and globally could deteriorate and cause the worldwide economy to enter into a stagnant period that could materially adversely affect our clients’ access to capital or willingness to spend capital on our solutions and services or their levels of cash liquidity with which to pay for solutions that they will order or have already ordered from us. In addition, the ongoing conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The U.S. government, and other governments in jurisdictions in which we operate, have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, partners or clients. Challenging economic conditions also would likely negatively impact our business, which could result in: (1) reduced demand for our solutions and services; (2) increased price competition for our solutions and services; (3) increased risk of collectability of cash from our clients; (4) increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; (5) reduced revenues; and (6) higher operating costs as a percentage of revenues.

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

The COVID-19 pandemic and resulting adverse economic conditions has had and will likely continue to have an adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic, and its attendant economic damage, has had an adverse impact on our revenue and may continue to adversely affect our business, results of operations and financial condition. These and other potential impacts of COVID-19 could therefore continue to materially and adversely affect our business, results of operations and financial condition. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. For instance, changes in the behavior of customers, businesses and their employees as a result of the COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted, are unknown. Furthermore, the financial condition of our customers and vendors may be adversely impacted, which may result in a decrease in the demand for our products, the inability and our franchisees’ ability to operate store locations or a disruption to our supply chain. Any of these events may, in turn, have a material adverse impact our business, results of operations and financial condition.

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

As of January 31, 2023, we had no shares of preferred stock outstanding.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In March 2020, the Company moved its principal offices to a subleased office space at 11800 Amber Park Drive, Suite 125, Alpharetta, Georgia 30009. The office space totals 7,409 square feet and the sublease expired on March 31, 2023. In October 2021, we subleased this space to a third party for the remaining lease period.

On August 16, 2021, contemporaneous with the acquisition of Avelead, the Company assumed a lease of office space at 1172 Satellite Boulevard NW, Office Suite 100, Suwannee, Georgia 30024. The lease expired on February 28, 2022. The lease was renewed in February 2022 for one year on substantially the same terms. The tenant of the lease is an entity controlled by the former owner of Avelead and current Chief Strategy Officer of the Company. The lease expired on February 28, 2023 and was not renewed.

Prior to occupying the subleased office space located in Alpharetta, Georgia, the Company occupied shared office space under a membership agreement which provides for membership fees based on the number of contracted seats.

The Company has moved to a virtual office model and does not have a physical office space. Our mailing address is 2400 Old Milton Pkwy, Box 1353, Alpharetta, GA 30009. We believe the virtual environment is adequate for the Company’s current and planned future operations. Suitable alternative space is available to accommodate expansion of the Company’s operations.

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

According to the Company’s stock transfer agent’s records, the Company had 75 stockholders of record as of April 20, 2023. Because brokers and other institutions on behalf of stockholders hold many of such shares, the Company is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. The Company estimates that it has approximately 300 stockholders, based on information provided by the Company’s stock transfer agent.

The Company has never declared or paid any cash dividends on its common stock and does not currently intend to do so for the foreseeable future. The Company currently intends to invest its future earnings, if any, to fund its growth.

For the fiscal year ended January 31, 2023, we issued an aggregate of 371,231 shares of common stock to 180 Consulting (as defined below) as compensation for services provided pursuant to the Master Services Agreement, effective March 19, 2020, by and between the Company and 180 Consulting and related statements of work. The shares were issued in a series of private placements in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder and the certificates representing such shares have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

180 Consulting has earned, cumulatively, through the Master Services Agreement, 915,204 shares of common stock through January 31, 2023. 100,927 shares of common stock were earned but not issued as of the end of our fiscal year ended January 31, 2023. In June 2022, the Company filed a Registration Statement on Form S-3 to register 272,653 shares of stock that were previously issued to 180 Consulting pursuant to Rule 416 of the Securities Act of 1933. See Note 12 – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

The following table sets forth information with respect to our repurchases of common stock during the three months ended January 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
November 1 - November 30	—	—	—	—
December 1 - December 31	17,256	$1.81	—	—
January 1 - January 31	—	—	—	—
Total	17,256	$1.81	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended January 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company has determined it can best assist healthcare providers in improving their revenue cycle management by providing solutions and services in the middle portion of the revenue cycle, that is, the revenue cycle operations from initial charge capture to bill drop. We continue to make decisions supporting our focus in the middle of the revenue cycle. Our healthcare provider clients are acute-care hospitals and related clinics.

The Company has introduced two flagship software solutions for the middle of the revenue cycle: RevID and eValuator.

With the focus on the middle of the revenue cycle, the Company is committed to leading an industry movement to improve hospitals’ financial performance by moving billing interventions upstream to improve coding accuracy before billing, enabling our clients to reduce revenue leakage, mitigate under-billing and over-billing risk, reduce both denials and limit days in accounts receivable.

By narrowing our focus to the middle of the revenue cycle, we believe there is a distinct and compelling value proposition that can help us attract more clients. By innovating and acquiring new technologies, we have been able to expand our target markets beyond just hospitals and into outpatient centers, clinics and physician practices. Our revenue cycle solutions like eValuator, RevID, and Compare are competitive in the market and enabled us to engage thirteen significant new clients in fiscal 2022. These new clients are some of the most recognizable names in healthcare as we have focused our salesforce on industry-leading clients whose processes are often duplicated by smaller facilities.

Acquisitions and Divestitures:

The Company divested its ECM Assets on February 24, 2020. As discussed above, such divestiture is consistent with the Company’s efforts to focus on the middle of the revenue cycle and its pre-bill technology, eValuator. Management believes that the revenue cycle technology platforms have higher growth opportunities than its legacy products, including the ECM Assets. The Company accounted for the disposal of the ECM Assets as a sale of assets. See Note 13 – Discontinued Operations to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

On August 16, 2021, the Company completed an acquisition of Avelead, a recognized leader in providing solutions and services to improve revenue integrity for healthcare providers nationwide. The Company believes Avelead’s solutions will complement and extend the value the Company can deliver to its clients. Refer to Note 3 – Business Combination and Divestiture in our consolidated financial statements included in Part I, Item I, “Financial Statements” for further information on the Avelead acquisition.

Macro-Economic Conditions:

Regardless of the state of the Affordable Care Act, the healthcare industry continues to face sweeping changes and new standards of care that are putting greater pressure on healthcare providers to be more efficient in every aspect of their operations. We believe these changes represent ongoing opportunities for our Company to work with our direct clients and various resellers to provide information technology solutions to help providers meet these new requirements.

The COVID-19 pandemic, and its attendant economic damage, has had an adverse impact on our revenue.

The Company believes the lingering effects of the COVID-19 pandemic may continue to impact our acute care healthcare clients including (i) lower margins in hospitals primarily due to increased cost of personnel and materials, (ii) higher than normal personnel turnover in clinical and administrative departments as the labor force looks outside the acute care healthcare space, and (iii) a backlog of IT projects that were deferred during COVID-19 that places pressure on the hospital system to manage new projects. As events continue to change, the Company is unable to accurately predict the ultimate impact that the COVID-19 pandemic will have on the results of operations due to uncertainties including, but not limited to, the severity of the disease, the impact of new subvariants and the public’s response to the outbreak; however, the Company is actively managing the business to respond to the impact.

In addition, the U.S. government, and other governments in jurisdictions in which we operate, have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, partners or clients.

Results of Operations

Statements of Operations for the fiscal years ended January 31 (in thousands):

	2023	2022 (2)	$ Change	% Change
Software as a Service	$12,326	$8,077	$4,249	53%
Maintenance and Support	4,483	4,323	160	4%
Professional fees and licenses	8,080	4,979	3,101	62%
Total revenues	24,889	17,379	7,510	43%
Cost of sales	13,395	8,577	4,818	56%
Selling, general and administrative	16,134	11,931	4,203	35%
Research and development	6,042	4,782	1,260	26%
Acquisition-related costs	149	2,856	(2,707)	(95)%
Total operating expenses	35,720	28,146	7,574	27%
Operating loss	(10,831)	(10,767)	(64)	(1)%
Other (expense) income, net	(477)	3,959	(4,436)	(112)%
Income tax expense	(71)	(109)	38	(35)%
Loss from continuing operations	$(11,379)	$(6,917)	$(4,462)	(65)%
Adjusted EBITDA(1)	$(3,757)	$(2,037)	$(1,720)	(84)%

(1)	Non-GAAP measure meaning net earnings (loss) before net interest expense, tax expense (benefit), depreciation, amortization, stock-based compensation expense, transactional and other expenses that do not relate to our core operations. See “Use of Non-GAAP Financial Measures” below for additional information and reconciliation.

(2)	We acquired all of the equity interests of Avelead on August 16, 2021. All of the revenue and expenses associated with Avelead are included from that date to the end of the Company’s fiscal year ended January 31, 2023.

The following table sets forth, for each fiscal year indicated, certain operating data as percentages of total revenues:

Statements of Operations (1)

	Fiscal Year
	2022	2021
Software as a service	49.5%	46.5%
Maintenance and support	18.0	24.9
Professional fees and licenses	32.5	28.6
Total revenues	100.0%	100.0%
Cost of sales	53.8%	49.4%
Selling, general and administrative	64.8	68.7
Research and development	24.3	27.5
Acquisition-related costs	0.6	16.4
Total operating expenses	143.5%	162.0%
Operating loss	(43.5)%	(62.0)%
Other (expense) income, net	(1.9)	22.8
Income tax expense	(0.3)	(0.6)
Loss from continuing operations	(45.7)%	(39.8)%

Cost of Sales to Revenues ratio, by revenue stream:
Software as a service	51.6%	42.3%
Maintenance and support	9.5%	7.7%
Professional fees and licenses	81.8%	96.9%

(1)	Because a significant percentage of the operating costs are incurred at levels that are not necessarily correlated with revenue levels, a variation in the timing of software licenses and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past results nor are they necessarily indicative of the future results of the Company in the near or long-term. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

Comparison of Fiscal 2022 with 2021

Revenues

	Fiscal Year		2022 to 2021 Change
(in thousands):	2022	2021	$	%
Software as a service	$12,326	$8,077	$4,249	53%
Maintenance and support	4,483	4,323	160	4%
Professional fees and licenses	8,080	4,979	3,101	62%
Total Revenues	$24,889	$17,379	$7,510	43%

Software as a service (SaaS) — Revenues from SaaS are primarily comprised of the Company’s flagship products; eValuator, RevID and Compare. Revenues from SaaS in fiscal 2022 were $12,326,000, as compared to $8,077,000 in fiscal 2021. The increase in SaaS revenue in fiscal 2022 includes $3,441,000 from Avelead products, primarily due to a full twelve months of revenue recognition compared to partial year revenue in fiscal 2021. Avelead was acquired on August 16, 2021, resulting in a partial year of revenue in fiscal 2021 and a full year of revenue in fiscal 2022. The remaining increase in fiscal 2022 revenue was attributable to growth associated with the Company’s eValuator product. The Company expects substantial growth in its SaaS business, year-over-year, and sequentially, in each quarter of fiscal 2023. At January 31, 2023, the Company had approximately $5.40 million, in SaaS annual contract value for contracts that had not been implemented.

Maintenance and support — Revenues from maintenance and support are derived from our legacy CDI and Abstracting products. Revenues from maintenance and support in fiscal 2022 remained consistent as compared to fiscal 2021. The Company expects a slight decrease for the maintenance and support revenue for fiscal 2023 from pricing pressure and terminations offset with minimal new sales as the Company’s focus continues to be on its SaaS products.

Professional fees and licenses — Revenues from professional fees and licenses include proprietary software, term license, professional services and audit and coding services revenues. Total professional fees and licenses revenues in fiscal 2022 were $8,080,000 compared to $4,979,000 in fiscal 2021 for a total increase of $3,101,000.

Software license revenues recognized in fiscal 2022 were $663,000, as compared to $582,000 in fiscal 2021. The software license sales come primarily from our channel partners. The Company has the ability to influence sales of these products; however, the timing is difficult to manage as sales are essentially the result of these channel partners. Term license revenue for fiscal 2022 increased $81,000 from fiscal 2021, to $556,000 as one client’s multi-year term license renewed during fiscal 2022. Professional services revenues in fiscal 2022 were $4,319,000 as compared to $2,026,000 in fiscal 2021. The increase in professional services included $1,855,000 from professional service contracts from Avelead. Avelead was acquired on August 16, 2021, resulting in a partial year of results for fiscal 2021 as compared to a full year of results for fiscal 2022. We anticipate a decrease in professional services revenue in fiscal 2023 as a result of the termination of a large client’s consulting contract effective January 31, 2023. The large client contract that cancelled accounted for nearly $2,900,000 of revenue in fiscal 2022. The large client professional services contract had low margins compared to our SaaS solutions and the Company does not intend to pursue such professional services contracts in the future.

Audit and coding services revenues recognized in fiscal 2022 were $2,542,000, as compared to $1,896,000 in fiscal 2021. Looking ahead to fiscal 2023, the Company continues to see demand for on-shore, technically proficient coders and auditors in the marketplace. The Company believes it has a competitive advantage utilizing eValuator for these audit and coding services. The Company expects the audit and coding services business to remain stable during fiscal 2023 as it may be sold with our eValuator solution as a technology enabled service.

Cost of Revenue

	Fiscal Year		2022 to 2021 Change
(in thousands):	2022	2021	$	%
Cost of software as a service	$6,358	$3,417	$2,941	86%
Cost of maintenance and support	427	334	93	28%
Cost of professional fees and licenses	6,610	4,826	1,784	37%
Total cost of sales	$13,395	$8,577	$4,818	56%

Cost of software as a service (SaaS) - The cost of SaaS solutions consists of costs associated with (i) amortization of capitalized software, (ii) royalties payable to third-parties for use of their coding related content, and (iii) personnel and network related expenses to provision the application for each client. The increase in cost of SaaS included $2,149,000 related to Avelead. Avelead was acquired on August 16, 2021 resulting in a partial year of results in fiscal 2021 compared to a full year of results in fiscal 2022. The royalty and network related agreements are becoming variable as the cost is derived by attributes of the client’s accessing the system. The remaining year-over-year increase was driven by personnel expenses. The Company continued to invest in additional personnel to support SaaS solutions as the client base has been expanding. The Company expects the costs in these categories will continue to rise, in line with revenue, in fiscal 2023 as the Company continues to invest in RevID, Compare and eValuator.

Certain costs in SaaS solutions are tied to volumes. These costs include coding tools supporting eValuator and a third-party system that is intended to help move data from the hospital system to our systems. Included in the cost of SaaS solutions are non-cash amounts of $2,068,000, including the amortization of capitalized software, which impacts margin by 17%. Current margins are lower than we expect in the future for SaaS solutions as we are implementing several new clients. Certain costs, such as labor and third-party content providers, negatively impact gross margin before a client is fully implemented and revenue is recognized.

Cost of maintenance and support – The cost of maintenance and support includes compensation and benefits for client support personnel. The cost of maintenance in fiscal 2022, compared to fiscal 2021, remained flat and in line with the change in maintenance and support revenue. We expect to see the cost of maintenance and support for fiscal 2023 to remain relatively consistent as our maintenance and support teams focus on serving our SaaS solutions.

Cost of professional fees and licenses – Cost of revenue, professional fees and licenses, includes cost of software licenses, cost of professional services and cost of audit and coding services. The total cost of sales, professional fees and licenses was $6,610,000 and $4,826,000 for fiscal year 2022 and fiscal year 2021 respectively. The increase in cost of professional fees and licenses includes $1,611,000 from legacy Avelead professional services, primarily due to a full twelve months of expenses compared to a partial year of expenses in fiscal 2021. Avelead was acquired on August 16, 2021, resulting in a partial year of results for fiscal 2021 as compared to a full year of results in fiscal 2022. The implied gross margin on professional fees and licenses revenue increased in fiscal year 2022 as compared to fiscal year 2021 primarily due to (i) higher revenue from software licenses and (ii) improved margin on a large professional services contract as we lowered the cost of personnel used on the project. The large professional services contract that was cancelled by the client, with a cancellation effective date of January 31, 2023, was staffed by employees and contract labor. The employees and contract labor servicing the large contract were terminated consistent with the end of the revenue. There are no operating losses expected to wind down the labor associated with this contract.

Selling, General and Administrative Expense

	Fiscal Year		2022 to 2021 Change
(in thousands):	2022	2021	$	%
General and administrative expenses	$10,569	$7,896	$2,673	34%
Sales and marketing expenses	5,565	4,035	1,530	38%
Total selling, general, and administrative expense	$16,134	$11,931	$4,203	35%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. Avelead was acquired on August 16, 2021, resulting in a partial year of operations for fiscal 2021 as compared to a full year of operations for fiscal 2022, comprising $1,187,000 of the increase in general and administrative expenses for fiscal 2022. For fiscal 2022, increases of $1,206,000 were also driven by employee related expenses, primarily by salaries, and with increases for performance bonuses and severance expense, accounting for $145,000 and $305,000, respectively. All is considered part of the Company’s strategic plan to simplify the Company’s business in order to drive sustainable growth and improved profitability and cash flows. The Company previously announced an “alignment” bringing the Avelead business together with its eValuator business. The resulting severance expense is included in each of general and administrative expenses and sales and marketing expense.

Sales and marketing expenses consist primarily of compensation and related benefits and travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. For fiscal 2022, Avelead comprised $1,101,000 of the increase in sales and marketing expenses as compared to fiscal 2021, as Avelead was acquired on August 16, 2021, resulting in a partial year of operations for fiscal 2021 as compared to a full year of operations for fiscal 2022. The Company has also seen an increase in travel to client sites, as well as industry trade shows, resulting in greater travel expenses. The Company expects that face-to-face meetings with hospital systems will result in higher sales bookings.

Research and Development

	Fiscal Year		2022 to 2021 Change
(in thousands):	2022	2021	$	%
Research and development expense	$6,042	$4,782	$1,260	26%
Capitalized research and development cost	2,019	1,431	588	41%

Research and development expenses consist primarily of compensation and related benefits, the use of independent contractors for specific near-term development projects and an allocated portion of general overhead costs, including occupancy costs, if material. Total costs in each of research and development expense and capitalized research and development cost for fiscal 2022 include $2,612,000 related to Avelead compared to fiscal 2021 which included $978,000 related to Avelead. Avelead was acquired on August 16, 2021, resulting in a partial year of results for fiscal 2021 as compared with a full year of results for fiscal 2022. The remaining fiscal 2022 increased spend was with our development partner (see Commitments and Contingencies). The Company continues to focus on research and development activities on those products with its highest growth prospects, primarily eValuator, RevID and Compare. The Company expects fiscal 2023 total research and development spend to continue at approximately the same level as fiscal 2022. For fiscal 2022, as a percentage of revenue, total research and development costs were 32%. In fiscal 2022, the Company was awarded $56,000 from the State of Georgia for its annual research and development tax credit. At the end of fiscal 2022, the cumulative balance of unused research and development credits was $181,000. These research and development tax credits can be applied to current Georgia payroll taxes due.

Acquisition-related Costs

	Fiscal Year		2022 to 2021 Change
(in thousands):	2022	2021	$	%
Acquisition-related costs	$149	$2,856	$(2,707)	(95)%

Refer to Note 2 – Summary of Significant Accounting Policies – Other Operating Costs – Acquisition-related costs – in the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further details with respect to acquisition-related costs. For fiscal 2022, the Company incurred certain acquisition-related costs related to the acquisition of Avelead totaling $149,000, consisting primarily of fees for professional services. For fiscal 2021, the Company incurred acquisition-related costs related to the acquisition of Avelead totaling $2,856,000. Of the total costs related to the acquisition of Avelead in fiscal 2021, $705,000 was related to bonuses paid to certain executives in executing priorities, primarily the acquisition.

Other (Expense) income

	Fiscal Year		2022 to 2021 Change
(in thousands):	2022	2021	$	%
Interest expense	$(749)	$(236)	$(513)	217%
Loss on early extinguishment of debt	-	(43)	43	(100)%
Acquisition earnout valuation adjustments	71	1,851	(1,780)	(96)%
Miscellaneous income	201	60	141	235%
PPP Loan Forgiveness	-	2,327	(2,327)	(100)%
Total other (expense) income	$(477)	$3,959	$(4,436)	(112)%

Interest expense consists of interest associated with the term loan, deferred financing costs, less interest related to capitalization of software. Interest expense increased for fiscal 2022 from the prior year period primarily due to the $10,000,000 term loan with Bridge Bank (See Note 5 – Debt) and higher interest rates. Further, interest rates have increased at an accelerated pace in fiscal 2022. Federal Reserve has been reacting to inflation through interest rate increases. Recent interest rate increases are expected to continue at a slower pace than that experienced in fiscal 2022. The interest rate increases that have been put into effect to date, are expected to continue to increase interest expense (year-over-year) into fiscal 2023.

Acquisition earnout valuation adjustments for fiscal 2022 include a valuation adjustment of $71,000 compared to an adjustment of $1,851,000 for fiscal 2021. The valuation adjustment is related to the acquisition earnout liabilities associated with the Avelead acquisition (Refer to Note 3 – Business Combination and Divestiture of the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”).

Miscellaneous income for fiscal 2022 and fiscal 2021 primarily includes income related to the sublease of the Alpharetta location (Refer to Note 4 – Operating Leases).

PPP loan forgiveness for fiscal 2021 reflects the financial impact of the forgiveness of the Company’s $2,301,000 PPP loan along with the accrued interest of $26,000.

Provision for Income Taxes

For continuing operations fiscal 2022 and fiscal 2021, we recorded income tax expense of $71,000 and $109,000, respectively, which is comprised of estimated federal, state, and local income tax provisions. The Company has a substantial amount of net operating losses for federal and state income tax purposes. The Company recorded an increase to the federal income tax valuation allowance in each of fiscal 2022 and 2021 of approximately $2.0 million which offset related tax benefits for operating losses.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define: (i) EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation, amortization, share-based compensation expense, transaction related expenses, and other expenses or benefits that do not relate to our core operations such as severance and impairment charges and debt forgiveness; and (iii) Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of GAAP net revenue. EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the board and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure (primarily interest charges), asset base (primarily depreciation and amortization), items outside the control of the management team (taxes) and expenses that do not relate to our core operations including: transaction-related expenses (such as professional and advisory services), corporate restructuring expenses (such as severances) and other operating costs that are expected to be non-recurring in nature. Adjusted EBITDA removes the impact of share-based compensation expense, which is another non-cash item.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not measures of liquidity under GAAP or otherwise and are not alternatives to cash flow from continuing operating activities, despite the advantages regarding the use and analysis of these measures as mentioned above. EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin, as disclosed in this Report have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA and its variations are:

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

The following table reconciles EBITDA and Adjusted EBITDA to net loss from continuing operations for the fiscal years ended January 31, 2023 and 2022 (amounts in thousands). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss from continuing operations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Fiscal Year
(in thousands)	2022	2021
Adjusted EBITDA Reconciliation
Loss from continuing operations	$(11,379)	$(6,917)
Interest expense	749	236
Income tax expense	71	109
Depreciation and amortization	4,233	3,646
EBITDA	(6,326)	(2,926)
Share-based compensation expense	1,680	2,216
Non-cash valuation adjustments	(71)	(1,851)
Acquisition-related costs, severance, and transaction-related bonuses	1,149	2,856
Forgiveness of PPP Loan and accrued interest	—	(2,327)
Other non-recurring expenses	(189)	(48)
Loss on early extinguishment of debt	—	43
Adjusted EBITDA	$(3,757)	$(2,037)
Adjusted EBITDA margin (1)	(15)%	(12)%

(1)	Adjusted EBITDA as a percentage of GAAP net revenues.

Application of Critical Accounting Policies

The following is a summary of the Company’s most critical accounting policies. Refer to Note 2 – Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for a complete discussion of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

Revenue Recognition

The Company derives revenue from the sale of internally developed software, either by licensing for local installation or by a SaaS delivery model, through our direct sales force or through third-party resellers. Licensed, locally installed clients on a perpetual model utilize our support and maintenance services for a separate fee, whereas term-based locally installed license fees and SaaS fees include support and maintenance. The Company also derives revenue from professional services that support the implementation, configuration, training and optimization of the applications, as well as audit and consulting services The Company recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the client. If we determine that we have not satisfied a performance obligation, we will defer recognition of the revenue until the performance obligation is deemed to be satisfied. Maintenance and support and SaaS agreements are generally non-cancellable or contain significant penalties for early cancellation, although clients typically have the right to terminate their contracts for cause if we fail to perform material obligations. However, if non-standard acceptance periods, non-standard performance criteria, or cancellation or right of refund terms are required, revenue is recognized upon the satisfaction of such criteria. Significant judgment is required to determine the standalone selling price (“SSP”) for each performance obligation, the amount allocated to each performance obligation and whether it depicts the amount that the Company expects to receive in exchange for the related product and/or service. The Company recognizes revenue for implementation for certain of its eValuator SaaS solution over the contract term, as it has been determined that those implementation services are not a distinct performance obligation. Services for other SaaS and Software solutions such as CDI, RevID and Compare, have been determined as a distinct performance obligation. For these agreements, the Company estimates SSP of its software licenses using the residual approach when the software license is sold with other services and observable SSPs exist for the other services. The Company estimates the SSP for maintenance, professional services, software as a service and audit services based on observable standalone sales.

Refer to Note 2 – Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information regarding our revenue recognition policies.

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

Capitalized Software Development Costs

Software development costs for software to be sold, leased, or marketed are accounted for in accordance with Accounting Standards Codification (“ASC”) 985-20, Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and design phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is included in cost of professional fees and licenses on the consolidated statements of operations. Annual amortization is measured at the greater of a) the ratio of the software product’s current gross revenues to the total of current and expected gross revenues or b) straight-line over the remaining economic life of the software (typically two years). Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination.

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

Determining whether a triggering event has occurred involves significant judgment by the Company. Upon its most recent annual review, the Company concluded that the fair value of its goodwill substantially exceeded the carrying value of its goodwill.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. We establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. Refer to Note 7 – Income Taxes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further details.

Liquidity and Capital Resources

The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and minor amounts of capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or SaaS data center infrastructure. Operations are funded with cash generated by operations and borrowings under the bank credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for twelve months from the date of issuance of the audit report on the Company’s consolidated financial statements. Cash and cash equivalent balances at January 31, 2023 and 2022 were $6,598,000 and $9,885,000, respectively.

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

Authorized Shares Amendment

On May 24, 2021, the Company amended its Certificate of Incorporation, as amended, to increase the total number of authorized shares of the Company’s common stock from 45,000,000 shares to 65,000,000 shares (the “Charter Amendment”). The Charter Amendment was initially approved by the board of directors of the Company, subject to stockholder approval, approved by the Company’s stockholders at the 2021 Annual Meeting of Stockholders of the Company, held on May 20, 2021 (the “2021 Annual Meeting”), and ratified by the Company’s stockholders at a special meeting of stockholders held on July 29, 2021 (the “2021 Special Meeting).

Also, at the 2021 Annual Meeting, the Company’s stockholders approved an amendment to the Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 2,000,000 shares, from 6,223,246 shares to 8,223,246 shares (the “Third Amended 2013 Plan Amendment”). The Company’s stockholders ratified the approval and effectiveness of the Third Amended 2023 Plan Amendment at the 2021 Special Meeting.

At the 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”) held on June 7, 2022, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 2,000,000 shares, from 8,223,246 shares to 10,223,246 shares. The Company’s stockholders also approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the total number of authorized shares of the Company’s common stock from 65,000,000 shares to 85,000,000 shares.

Credit Facility

The Company has liquidity through the Second Modification to the Second Amended and Restated Loan Agreement (the “Second Modification Debt Agreement”). On November 29, 2022, the Company executed the Second Modification Debt Agreement. The Second Modification Debt Agreement includes an expansion of the Company’s total borrowing to include a $2,000,000 revolving line of credit. The revolving line of credit will be co-terminus with the term loan and matures on August 26, 2026. There are no requirements to draw on the line of credit. Amounts outstanding under the line of credit portion of the Second Amended and Restated Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The Second Modification Debt Agreement amended the covenants of the Second Amended and Restated Loan and Security Agreement. Refer to Note 5 – Debt for information regarding the Second Modification Debt Agreement. At January 31, 2023, there was no outstanding balance on the revolving line of credit.

Under the Second Modification Debt Agreement, the Company has a term loan facility with an initial, maximum, principal amount of $10,000,000. Amounts outstanding under the Second Modification Debt Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%.

The Second Modification Debt Agreement includes customary financial covenants as follows:

a.	Minimum Cash. Borrowers shall, at all times, maintain unrestricted cash in an amount not less than Two Million Dollars ($2,000,000).

b.	Maximum Debt to ARR Ratio. Borrowers’ Maximum Debt to ARR Ratio, measured on a quarterly basis as of the last day of each fiscal quarter, shall not be greater than the amount set forth under the heading “Maximum Debt to ARR Ratio” as of, and for each of the dates appearing adjacent to such “Maximum Debt to ARR Ratio”.

Quarter Ending	Maximum Debt to ARR Ratio
October 31, 2022	0.80 to 1.00
January 31, 2023	0.70 to 1.00
April 30, 2023	0.65 to 1.00
July 31, 2023	0.60 to 1.00
October 31, 2023	0.55 to 1.00
January 31, 2024	0.50 to 1.00

c.	Maximum Debt to Adjusted EBITDA Ratio. Commencing with the quarter ending April 30, 2024, Borrowers’ Maximum Debt to Adjusted EBITDA Ratio, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended, shall not be greater than the amount set forth under the heading “Maximum Debt to Adjusted EBITDA Ratio” as of, and for each of the dates appearing adjacent to such “Maximum Debt to Adjusted EBITDA Ratio”.

Quarter Ending	Maximum Debt to Adjusted EBITDA Ratio
April 30, 2024	3.50 to 1.00
July 31, 2024, and on the last day of each quarter, thereafter	2.00 to 1.00

d.	Fixed Charge Coverage Ratio. Commencing with the quarter ending April 30, 2024, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended.

The Second Modification Debt Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements. For the period ended January 31, 2023, the Company was in compliance with the Second Modification Debt Agreement covenants.

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

Significant cash obligations

	As of January, 31
(in thousands)	2023	2022
Term loan (1)	$9,714	$9,904

(1)	Term loan balance is reported net of deferred financing costs of $36,000 and $96,000 as of January 31, 2023 and 2022, respectively. Refer to Note 5 – Debt to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information. The term loan balance as of January 31, 2023 and January 31, 2022 was bank term debt.

Operating cash flow activities

	Fiscal Year
(in thousands)	2022	2021
Loss from continuing operations	$(11,379)	$(6,917)
Non-cash adjustments to net loss	6,120	1,884
Cash impact of changes in assets and liabilities	(1,884)	1,149
Net cash used in operating activities	$(7,143)	$(3,884)

The higher use of cash from operating activities for fiscal 2022 is due to the higher net loss from operations compared to fiscal 2021. The Company had a higher net loss from operations and higher non-cash adjustments to net loss primarily due to higher rates of amortization and lower gains than fiscal 2022 on the PPP loan forgiveness and acquisition earnouts associated with the Avelead acquisition. The Company’s accounts receivable was significantly higher in fiscal 2022 as compared with that of fiscal 2021 due to (i) timing of collection on certain annual invoices, (ii) higher term license due to a multi-year term renewal, and (iii) the timing of software license sales. Within non-cash adjustments to net loss for fiscal 2021, the Company reported forgiveness of the PPP loan of $2,301,000 and related interest of $26,000.

Investing cash flow activities

	Fiscal Year
(in thousands)	2022	2021
Investment in Avelead, net of cash	$—	$(12,470)
Purchases of property and equipment	(10)	(41)
Proceeds from sale of ECM Assets	—	800
Capitalized software development costs	(1,924)	(1,458)
Net cash used in investing activities	$(1,934)	$(13,169)

The cash used in investing activities for fiscal 2022 and fiscal 2021 includes capitalized software development costs. The Company expects continued capitalizable projects associated with the Company’s flagship products. The increase in capitalized software development costs is primarily from the acquisition of Avelead in fiscal 2021. The Company experienced a full year of capitalization in fiscal 2022 compared with a partial year in fiscal 2021. Refer to Note 3 – Business Combination and Divestiture for more information on the acquisition of Avelead.  The cash used in investing activities for fiscal 2021 included the cash used to acquire Avelead and capitalized software development costs, offset by the release of escrowed funds in fiscal 2021 from the sale of the ECM Assets. Refer to Note 13– Discontinued Operations for more information on the sale of the ECM Assets.

Financing cash flow activities

	Fiscal Year
(in thousands)	2022	2021
Proceeds from issuance of common stock	$8,316	$16,100
Payments of acquisition earnout liabilities	(2,012)	—
Payments for costs directly attributable to the issuance of common stock	(52)	(1,313)
Repayment of bank term loan	(250)	—
Proceeds from term loan payable	—	10,000
Payments related to settlement of employee shared-based awards	(197)	(464)
Payment of deferred financing costs	(20)	(168)
Other	6	(6)
Net cash provided by financing activities	$5,791	$24,149

The cash provided by financing activities for fiscal 2022 was primarily attributable to the 2022 Offering of the Company’s common stock, which closed on October 26, 2022, offset by earnout payments related to the Avelead acquisition. Refer to Note 8 – Equity for additional information. The cash provided by financing activities for fiscal 2021 was primarily from the public Offering of the Company’s common stock, which closed on March 2, 2021. Additionally, the Company received proceeds of $10,000,000 as a result of the Second Amended and Restated Loan and Security Agreement entered into on August 26, 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE COVERED BY REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of

Streamline Health Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Streamline Health Solutions, Inc. and its subsidiaries (the “Company”) as of January 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2023, and the related notes and financial statement schedule II (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Critical Audit Matter - Capitalized Software Development Costs

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

Development costs for software to be sold, leased, or marketed are accounted for in accordance with Topic 985. Costs associated with the planning and design phase of software development are classified as research and development costs and expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until the software is available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized amounts are amortized at the greater of amortization derived from either a straight-line basis or the ratio of current revenues to total current and anticipated revenues.

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

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of the Company’s process for determining the activities and costs that qualify for capitalization and the relevant software development guidance to be applied under the applicable accounting standards.
●	We tested the mathematical accuracy of the roll forward of capitalized software and related amortization expense. We also tested the completeness and accuracy of applicable system-generated reports, including reconcilements of details to associated sub-ledgers.
●	For a sample of capitalized costs, we evaluated the relevance of the software development guidance applied, by performing the following:

o	We inspected underlying documentation and assessed the eligibility of costs for capitalization, in relation to applicable guidance, and whether such costs were incurred during the application development stage or after the attainment of technological feasibility, as applicable.
o	We recalculated the capitalized amount based on hours incurred for direct payroll related costs or associated vendor contracts and invoices for work performed by third parties.
o	We evaluated the software implementation timelines and related underlying documentation supporting the capitalization periods for implementation and development as well as the dates software was placed in service.
o	We inquired of product managers for significant projects to assess the nature of the costs, the time devoted to capitalizable activities and the underlying documentation.

●	For eligible costs within the scope of Topic 985, we assessed whether amortization was the greater of amortization derived from either a straight-line basis or the ratio of current revenues to total current and anticipated revenues.

Critical Audit Matter - Valuation of Contingent Consideration

As described in Note 3 to the financial statements, on August 16, 2021, the Company acquired Avelead Consulting, LLC, which included a contingent consideration arrangement. The contingent consideration was recorded at fair value on the acquisition date and is revalued each reporting period until final settlement with changes in the fair value recognized within the consolidated statement of operations. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation. The method required management to make significant estimates and assumptions related to forecasted revenue, discount rates and revenue volatility.

We identified the valuation of contingent consideration as a critical audit matter. Our principal consideration for this determination included the high degree of auditor judgement and subjectivity in evaluating management’s valuation methodologies, particularly as it related to evaluating the inputs and significant assumptions used to develop the fair value measurements.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of management’s process for determining the fair value measurements of the contingent consideration.
●	We evaluated forward-looking assumptions, such as forecasted revenue used by management by performing procedures that included, but were not limited to, comparisons to historical performance data, to assess their reasonableness.
●	Utilizing a valuation specialist, we evaluated the significant assumptions and methods utilized in developing the fair value of the contingent consideration, including:

o	We evaluated the reasonableness of the Company’s third-party valuation models and methodologies and reviewed significant assumptions.
o	We developed an independent calculation of the discount rates used and compared our rates to those used by management.
o	We performed independent simulations using a Monte Carlo technique to determine the fair value of the contingent consideration and test the accuracy of management’s valuation technique and application.

/s/ FORVIS, LLP (Formerly, Dixon Hughes Goodman LLP)

We have served as the Company’s auditor since 2019.

Atlanta, Georgia

April 27, 2023

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	January 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$6,598,000	$9,885,000
Accounts receivable, net of allowance for doubtful accounts of $132,000 and $76,000, respectively	7,719,000	3,823,000
Contract receivables	960,000	843,000
Prepaid and other current assets	710,000	568,000
Total current assets	15,987,000	15,119,000
Non-current assets:
Property and equipment, net of accumulated amortization of $246,000 and $192,000 respectively	79,000	123,000
Right-of use asset for operating lease	32,000	218,000
Capitalized software development costs, net of accumulated amortization of $6,224,000 and $5,202,000, respectively	5,846,000	5,555,000
Intangible assets, net of accumulated amortization of $2,627,000 and $5,121,000, respectively	14,793,000	16,763,000
Goodwill	23,089,000	23,089,000
Other	1,695,000	948,000
Total non-current assets	45,534,000	46,696,000
Total assets	$61,521,000	$61,815,000

See accompanying notes to consolidated financial statements.

	January 31,
	2023	2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$626,000	$778,000
Accrued expenses	3,265,000	1,803,000
Current portion of term loan	750,000	250,000
Deferred revenues	8,361,000	5,794,000
Current portion of operating lease obligation	35,000	204,000
Current portion of acquisition earnout liability	3,738,000	4,672,000
Total current liabilities	16,775,000	13,501,000
Non-current liabilities:
Term loan, net of deferred financing costs	8,964,000	9,654,000
Deferred revenues, less current portion	167,000	136,000
Operating lease obligations, less current portion	—	33,000
Acquisition earnout liability, less current portion	—	4,161,000
Other non-current liabilities	104,000	286,000
Total non-current liabilities	9,235,000	14,270,000
Total liabilities	26,010,000	27,771,000

Commitments and contingencies – Note 12
Stockholders’ equity
Common stock, $0.01 par value per share, 85,000,000 and 65,000,000 shares authorized, respectively; 57,567,210 and 47,840,950 shares issued and outstanding, respectively	576,000	478,000
Additional paid in capital	131,973,000	119,225,000
Accumulated deficit	(97,038,000)	(85,659,000)
Total stockholders’ equity	35,511,000	34,044,000
Total liabilities and stockholders’ equity	$61,521,000	$61,815,000

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Fiscal Year
	2022	2021
Revenues:
Software as a service	$12,326,000	$8,077,000
Maintenance and support	4,483,000	4,323,000
Professional fees and licenses	8,080,000	4,979,000
Total revenues	24,889,000	17,379,000
Operating expenses:
Cost of software as a service	6,358,000	3,417,000
Cost of maintenance and support	427,000	334,000
Cost of professional fees and licenses	6,610,000	4,826,000
Selling, general and administrative expense	16,134,000	11,931,000
Research and development	6,042,000	4,782,000
Acquisition-related costs	149,000	2,856,000
Total operating expenses	35,720,000	28,146,000
Operating loss	(10,831,000)	(10,767,000)
Other expense:
Interest expense	(749,000)	(236,000)
Loss on early extinguishment of debt	—	(43,000)
Acquisition earnout valuation adjustments	71,000	1,851,000
Other	201,000	60,000
PPP loan forgiveness	—	2,327,000
Loss from continuing operations before income taxes	(11,308,000)	(6,808,000)
Income tax expense	(71,000)	(109,000)
Loss from continuing operations	(11,379,000)	(6,917,000)
Income from discontinued operations:
Income from discontinued operations	—	401,000
Income tax expense	—	(26,000)
Income from discontinued operations, net of tax	—	375,000
Net loss	$(11,379,000)	$(6,542,000)

Basic Earnings Per Share:
Continuing operations	$(0.23)	$(0.16)
Discontinued operations	—	0.01
Net income	$(0.23)	$(0.15)
Weighted average number of common shares – basic	49,324,858	42,815,239

Diluted Earnings Per Share:
Continuing operations	$(0.23)	$(0.16)
Discontinued operations	—	0.01
Net loss per common share – diluted	$(0.23)	$(0.15)
Weighted average number of common shares - diluted	49,324,858	43,273,574

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

	Common		Additional		Total
	stock	Common	paid in	Accumulated	stockholders’
	shares	stock	capital	deficit	equity
Balance at January 31, 2021	31,597,975	$316,000	$96,290,000	$(79,117,000)	$17,489,000
Exercise of Stock Options	3,300	—	4,000	—	4,000
Restricted stock issued	1,462,874	14,000	(14,000)	—	—
Issuance of Common Stock	15,084,472	151,000	22,503,000	—	22,654,000
Offering Expenses			(1,313,000)	—	(1,313,000)
Restricted stock forfeited	(50,100)	—	—	—	—
Surrender of stock	(257,571)	(3,000)	(461,000)	—	(464,000)
Share-based compensation expense	—	—	2,216,000	—	2,216,000
Net income	—	—	—	(6,542,000)	(6,542,000)
Balance at January 31, 2022	47,840,950	478,000	119,225,000	(85,659,000)	34,044,000
Exercise of Stock Options	5,000	—	6,000	—	6,000
Restricted stock issued	1,876,962	19,000	(19,000)	—	—
Issuance of Common Stock	8,171,027	82,000	11,246,000	—	11,328,000
Offering Expenses	—	—	(52,000)	—	(52,000)
Restricted stock forfeited	(199,300)	(2,000)	2,000	—	—
Surrender of stock	(127,429)	(1,000)	(196,000)	—	(197,000)
Share-based compensation expense	—	—	1,761,000	—	1,761,000
Net loss	—	—	—	(11,379,000)	(11,379,000)
Balance at January 31, 2023	57,567,210	$576,000	$131,973,000	$(97,038,000)	$35,511,000

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

	Fiscal Year
	2022	2021
Cash flows from operating activities:
Net loss	$(11,379,000)	$(6,542,000)
LESS: Income from discontinued operations, net of tax	—	(375,000)
Loss from continuing operations, net of tax	(11,379,000)	(6,917,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,313,000	3,697,000
Acquisition earnout valuation adjustments	(71,000)	(1,851,000)
Loss on early extinguishment of debt	—	43,000
Provision for deferred income taxes	9,000	95,000
Share-based compensation expense	1,680,000	2,216,000
Provision for accounts receivable allowance	189,000	11,000
Forgiveness of PPP loan	—	(2,327,000)
Changes in assets and liabilities:
Accounts and contract receivables	(4,202,000)	(129,000)
Other assets	(1,197,000)	(346,000)
Accounts payable	(152,000)	17,000
Accrued expenses and other liabilities	1,069,000	533,000
Deferred revenues	2,598,000	1,074,000
Net cash used in operating activities – continuing operations	(7,143,000)	(3,884,000)
Net cash provided by operating activities – discontinued operations	—	380,000
Cash flows from investing activities:
Investment in Avelead, net of cash acquired	—	(12,470,000)
Purchases of property and equipment	(10,000)	(41,000)
Proceeds from sale of ECM Assets	—	800,000
Capitalization of software development costs	(1,925,000)	(1,458,000)
Net cash used in investing activities – continuing operations	(1,935,000)	(13,169,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	8,316,000	16,100,000
Payment of acquisition earnout liabilities	(2,012,000)	—
Payments for costs directly attributable to the issuance of common stock	(52,000)	(1,313,000)
Repayment of bank term loan	(250,000)	—
Proceeds from term loan payable	—	10,000,000
Payments related to settlement of employee shared-based awards	(197,000)	(464,000)
Payment of deferred financing costs	(20,000)	(168,000)
Other	6,000	(6,000)
Net cash provided by financing activities – continuing operations	5,791,000	24,149,000
Net (decrease) increase in cash and cash equivalents	(3,287,000)	7,476,000
Cash and cash equivalents at beginning of period	9,885,000	2,409,000
Cash and cash equivalents at end of period	$6,598,000	$9,885,000

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$651,000	$153,000
Income taxes paid	$23,000	$21,000

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2023 and 2022

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

Refer to Note – 3 Business Combination and Divestiture. Under ASC 280-10-50-11, two or more operating segments may be aggregated into a single operating segment if they are considered to be similar. Operating segments are considered to be similar if they can be expected to have essentially the same economic characteristics and future prospects. Using the aggregation guidance, the Company determined that it has one operating segment due to the similar economic characteristics of the Company’s products, product development, distribution, regulatory environment and client base as a provider of computer software-based solutions and services for acute-care healthcare organizations. For fiscal years 2022 and 2021, the Company has two reporting units for evaluation of goodwill. These two reporting units are the legacy Streamline business and Avelead.

On February 24, 2020, the Company sold a portion of its business (the ECM Assets). The results of operations, cash flows and related balance sheet items associated with the ECM Assets are reported in discontinued operations in the accompanying consolidated statements of operations and cash flows and the consolidated balance sheet for the comparative prior periods. Refer to Note 13 – Discontinued Operations for further details.

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

Non-Cash Items

The Company had the following items that were non-cash items related to the consolidated statements of cash flows:

	Fiscal Year
	2022	2021
Forgiveness of PPP loan and accrued interest	$—	$2,327,000
Payment of acquisition earnout liabilities in restricted common stock	3,012,000	—
Capitalized software purchased with stock (Note 12)	81,000	—

Receivables

Accounts and contract receivables are comprised of amounts owed to the Company for licensed software, professional services, including coding audit services, consulting services, maintenance services, and software as a service and are presented net of the allowance for doubtful accounts. The timing of revenue recognition may not coincide with the billing terms of the client contract, resulting in unbilled receivables or deferred revenues; therefore, certain contract receivables represent revenues recognized prior to client billings. Individual contract terms with clients or resellers determine when receivables are due. Accounts receivable represent amounts that the entity has an unconditional right to consideration. For billings where the criteria for revenue recognition have not been met, deferred revenue is recorded until the Company satisfies the respective performance obligations.

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon the most recent information available and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. During these periodic reviews, the Company determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness of its clients or resellers to make required payments. The Company believes that its reserve is adequate, however, results may differ in future periods.

Accrued Expenses

Accrued expenses consisted of the following:

	January 31,
	2023	2022
Employee benefits and related compensation	$2,079,000	$803,000
Professional fees and services	294,000	283,000
Third party licenses	285,000	77,000
Customer concessions	226,000	152,000
State income and sales taxes payable	331,000	460,000
Interest, primarily on Term Loan	50,000	28,000
Total accrued expenses	$3,265,000	$1,803,000

Concessions Accrual

The Company offers certain service line agreements within its client contracts such as uptime, support hours, and levels of support. Our contracts may include and we may offer credit to clients when these service line agreements are not met. The service line agreements are accounted for as variable consideration. As a result, we record an estimate of these concessions against our recorded revenue. In determining the concessions accrual, the Company evaluates historical concessions granted relative to revenue as well as future potential risk that these service line agreements will not be met. The Company records a provision, reducing revenue, each period for the estimated amount of concessions incurred on the revenue recorded. The Company evaluates the amount of the concession accrual each period. Historically, concessions have not been significant. The concession accrual included in accrued expenses on the Company’s consolidated balance sheets was $226,000 and $152,000 as of January 31, 2023 and 2022, respectively.

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

Depreciation expense for property and equipment in fiscal 2022 and 2021 was $54,000 and $68,000, respectively.

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

Capitalized Software Development Costs

Software development costs for software to be sold, leased, or marketed are accounted for in accordance with ASC 985-20, Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and design phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is included in cost of professional fees and licenses on the consolidated statements of operations. Annual amortization is measured at the greater of a) the ratio of the software product’s current gross revenues to the total of current and expected gross revenues or b) straight-line over the remaining economic life of the software (typically two years). Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination. Capitalized software development costs for software to be sold, leased, or marketed, net of accumulated amortization, totaled $522,000 and $846,000 as of January 31, 2023 and 2022, respectively.

Internal-use software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. The costs incurred in the preliminary stages of development are expensed as research and development costs as incurred. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software (typically three to four years). Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Amortization expense related to capitalized internal-use software development costs is included in Cost of software as a service on the consolidated statements of operations. Capitalized software development costs for internal-use software, net of accumulated amortization, totaled $5,324,000 and $4,709,000 as of January 31, 2023 and 2022, respectively.

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

Amortization expense on all capitalized software development was $2,423,000 and $2,173,000 in fiscal 2022 and 2021, respectively. Further, the Company recognized an impairment of approximately $0 and $84,000 in fiscal 2022 and fiscal 2021, respectively, related to cancelled or abandoned enhancement projects during fiscal 2022 and fiscal 2021 that has been recognized within amortization expense. Additionally, in fiscal 2022, approximately $694,000 of fully amortized and abandoned assets, including previously acquired assets, were cleared from their corresponding capitalization and accumulated amortization balance sheet accounts.

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

	Fiscal Year
	2022	2021
Amortization expense on internally-developed software included in:
Cost of software as a service	$2,068,000	$1,675,000
Cost of professional fees and licenses	355,000	498.000
Total amortization expense on internally-developed software	$2,423,000	$2,173,000

The interest capitalized to software development cost reduces the Company’s interest expense recognized in the consolidated statements of operations.

Research and development expense was $6,042,000 and $4,782,000 in fiscal 2022 and 2021, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. For fiscal years 2022 and 2021, there were no transfers of assets or liabilities between Levels 1, 2, or 3.

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

	Total Fair	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At January 31, 2023
Acquisition earnout liability (1)	$3,738,000	$—	$—	$3,738,000
At January 31, 2022
Acquisition earnout liability (1)	$8,833,000	$—	$—	$8,833,000

(1)

The fair value of the acquisition earnout liability is based upon a probability-weighted discounted cash flow that was completed at the date of acquisition and updated as of January 31, 2023. The change in the fair value of the acquisition earnout ability decreased $5,095,000 for the year ended January 31, 2023, which includes payment of $5,024,000 of the first year earnout, and a $71,000 change recognized in “Acquisition earnout valuation adjustments” in the accompanying consolidated statement of operations.

The probability-weighted discounted cash flow is calculated using a Monte Carlo valuation method. The valuation model provides numerous outcomes. The outcomes are averaged and discounted to present value, which provides the current value point estimate. The significant inputs include our forecast of Avelead SaaS revenue, the probabilities associated with each of (i) a change in control or (ii) a certain client termination, as well as other normal and customary inputs to financial models, including but not limited to, risk factors and interest rates.

The fair value of the Company’s term loan under its Second Amended and Restated Loan and Security Agreement was determined through an analysis of the interest rate spread from the date of closing the loan (August 2021) to the date of the most recent balance sheets, January 31, 2023 and January 31, 2022. The term loan bears interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The prime rate is variable and, thus accommodates changes in the market interest rate. However, the interest rate spread (the 1.5% added to the Prime Rate) is fixed. We estimated the impact of the changes in the interest rate spread by analogizing the effect of the change in the Corporate bond rates, reduced for any changes in the market interest rate. This provided us with an estimated change to the interest rate spread of approximately 0.5% from the date we entered the debt agreement to January 31, 2023 and January 31, 2022. The fair value of the debt as of January 31, 2023 and January 31, 2022 was estimated to be $9,550,000 and $9,798,000, respectively, or a discount to book value of $200,000 and $202,000, respectively. Long-term debt is classified as Level 2.

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

We recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Clients (“ASC 606”), under the core principle of recognizing revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

We commence revenue recognition (Step 5 below) in accordance with that core principle after applying the following steps:

●	Step 1: Identify the contract(s) with a client

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

Often contracts contain more than one performance obligation. Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the client. Revenue is recognized net of any taxes collected from clients and subsequently remitted to governmental authorities.

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

The determined transaction price is allocated based on the standalone selling price of the performance obligations in contract. Significant judgment is required to determine the standalone selling price (“SSP”) for each performance obligation, the amount allocated to each performance obligation and whether it depicts the amount that the Company expects to receive in exchange for the related product and/or service. The Company recognizes revenue for implementation of its eValuator SaaS solution over the contract term, as it has been determined that those implementation services are not a distinct performance obligation. Services for other SaaS and Software solutions such as CDI, RevID and Compare, have been determined as a distinct performance obligation. For these agreements, the Company estimates SSP of its software licenses using the residual approach when the software license is sold with other services and observable SSPs exist for the other services. The Company estimates the SSP for maintenance, professional services, software as a service and audit services based on observable standalone sales.

Contract Combination

The Company may execute more than one contract or agreement with a single client. The Company evaluates whether the agreements were negotiated as a package with a single objective, whether the amount of consideration to be paid in one agreement depends on the price and/or performance of another agreement, or whether the goods or services promised in the agreements represent a single performance obligation. The conclusions reached can impact the allocation of the transaction price to each performance obligation and the timing of revenue recognition related to those arrangements.

The Company has utilized the portfolio approach as the practical expedient. We have applied the revenue model to a portfolio of contracts with similar characteristics where we expected that the financial statements would not differ materially from applying it to the individual contracts within that portfolio.

Software Licenses

The Company’s software license arrangements provide the client with the right to use functional intellectual property. Implementation, support, and other services are typically considered distinct performance obligations when sold with a software license unless these services are determined to significantly modify the software. Revenue is recognized at a point in time. Typically, this is upon shipment of components or electronic download of software.

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

Software-Based Solution Professional Services

The Company provides various professional services to clients with software licenses. These include project management, software implementation and software modification services. Revenues from arrangements to provide professional services are generally distinct from the other promises in the contract and are recognized as the related services are performed. Consideration payable under these arrangements is either fixed fee or on a time-and-materials basis and is recognized over time as the services are performed.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Fiscal Year
	2022	2021
Over time revenue	$16,809,000	$12,400,000
Point in time revenue	8,080,000	4,979,000
Total revenue	$24,889,000	$17,379,000

The Company disaggregates revenue into each of (i) over time and (ii) point in time revenue. For over time revenue, revenue is recognized incrementally, as each portion of the performance obligation is satisfied. The Company includes revenue categories of (i) SaaS and (ii) maintenance and support as over time revenue. For point in time revenue, the performance obligation is recognized at the point in time when the obligation is fully satisfied. The Company includes revenue categories of (i) software licenses, (ii) professional services, and (iii) audit services as point in time revenue. For fiscal years ended January 31, 2023 and January 31, 2022, Avelead accounts for $6,231,000 of the over time revenue and $3,590,000 of the point in time revenue, respectively.

Contract Assets and Deferred Revenues

The Company receives payments from clients based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract. Our contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the client. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the year ended January 31, 2023, we recognized approximately $5,636,000 in revenue from deferred revenues outstanding as of January 31, 2022. Revenue allocated to remaining performance obligations was $25,070,000 as of January 31, 2023, of which the Company expects to recognize approximately 73% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

We defer the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the contractual term. As of January 31, 2023, and 2022, we had deferred costs of $94,000 and $125,000, respectively, net of accumulated amortization of $176,000 and $93,000, respectively. Amortization expense of these costs was $83,000 and $110,000 in fiscal 2022 and 2021, respectively. There were no impairment losses for these capitalized costs for the fiscal years 2022 and 2021.

Contract acquisition costs, which consist of sales commissions paid or payable, is considered incremental and recoverable costs of obtaining a contract with a client. Sales commissions for initial and renewal contracts are deferred and then amortized on a straight-line basis over the contract term. As a practical expedient, we expense sales commissions as incurred when the amortization period of related deferred commission costs would have been one year or less.

Deferred commissions costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totaled $1,534,000 and $806,000, respectively, as of January 31, 2023 and 2022. In fiscal 2022 and 2021, amortization expense associated with deferred sales commissions was $411,000 and $339,000, respectively, and was included in selling, general and administrative expenses on the consolidated statements of operations. There were no impairment losses for these capitalized costs for fiscal years 2022 and 2021.

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

Goodwill and Intangible Assets

Goodwill and other intangible assets were recognized in conjunction with the Avelead acquisition, and certain other acquisitions from fiscal years 2013 and prior (prior to divestiture of such assets). Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of internally-developed software and client relationships. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to 15 years, using the straight-line method.

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

The Company assesses goodwill annually (as of November 1), or more frequently when events and circumstances, such as the ones mentioned above, occur indicating that the recorded goodwill may be impaired. During the years ended January 31, 2023 and 2022, the Company did not note any of the above qualitative factors, which would be considered a triggering event for goodwill impairment. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to the Company and trends in the market price of the Company’s common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

Reporting units are determined based on the organizational structure the entity has in place at the date of the impairment test. A reporting unit is an operating segment or component business unit with the following characteristics: (a) it has discrete financial information, (b) segment management regularly reviews its operating results (generally an operating segment has a segment manager who is directly accountable to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts or plans for the segment), and (c) its economic characteristics are dissimilar from other units (this contemplates the nature of the products and services, the nature of the production process, the type or class of client for the products and services and the methods used to distribute the products and services). The Company determined that it has one operating segment and two reporting units.

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

The Company performed its annual assessment of goodwill, using the approach described above. Based on the analysis performed, the fair value of the reporting units exceeded the carrying amount of the reporting unit, including goodwill, and, therefore, a goodwill impairment loss was not recognized.

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the entity had paid cash for the goods or services. The Company incurred total annual compensation expense related to stock-based awards of $1,761,000 in fiscal 2022, which includes $81,000 of capitalized non-employee stock compensation, and $2,216,000 in fiscal 2021.

The fair value of the stock options granted are estimated at the date of grant using a Black-Scholes option pricing model. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. The Company recognizes forfeitures as they occur. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical data (such as, volatility factor, expected term and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market close price per share on the grant date. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically a one- to four-year service period to the Company. In fiscal 2022 and 2021, 127,429 and 257,571 shares of common stock were surrendered to the Company to satisfy tax withholding obligations totaling $197,000 and $464,000, respectively, in connection with the vesting of restricted stock awards. Shares surrendered by the restricted stock award recipients in accordance with the applicable plan are deemed cancelled, and therefore are not available to be reissued. The Company awarded 890,731 and 562,500 shares of restricted stock to its executive officers and directors of the Company in fiscal 2022 and 2021, respectively.

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

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At January 31, 2023, the Company believes it has appropriately accounted for any uncertain tax positions.

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

The following is the calculation of the basic and diluted net loss per share of common stock:

	Fiscal Year
	2022	2021
Basic earnings (loss) per share:
Continuing operations
Loss from continuing operations, net of tax	$(11,379,000)	$(6,917,000)
Basic net loss per share of common stock from continuing operations	$(0.23)	$(0.16)

Discontinued operations
Income available to common stockholders from discontinued operations	$—	$375,000
Basic net earnings per share of common stock from discontinued operations	$—	$0.01

Diluted earnings (loss) per share (1):
Continuing operations
Loss available to common stockholders from continuing operations	$(11,379,000)	$(6,917,000)
Diluted net loss per share of common stock from continuing operations	$(0.23)	$(0.16)

Discontinued operations
Income available to common stockholders from discontinued operations	$—	$375,000
Diluted net earnings per share of common stock from discontinued operations	$—	$0.01

Net loss	$(11,379,000)	$(6,542,000)

Weighted average shares outstanding - Basic (1)	49,324,858	42,815,239
Effect of dilutive securities - Stock options and Restricted stock (2)	—	458,335
Weighted average shares outstanding – Diluted	49,324,858	43,273,574
Basic net loss per share of common stock	$(0.23)	$(0.15)
Diluted net loss per share of common stock	$(0.23)	$(0.15)

(1)	Excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of January 31, 2023 and 2022, there were 1,848,031 and 1,043,350 unvested restricted shares of common stock, respectively.

(2)	Diluted net loss per share excludes the effect of shares that are anti-dilutive. As of January 31, 2023, there were 628,598 outstanding stock options and 1,848,031 unvested restricted shares of common stock. As of January 31, 2022, there were 1,062,130 outstanding stock options and 1,043,350 unvested restricted shares of common stock.

Other Operating Costs

Acquisition-related Costs

	Fiscal Year 2022	Fiscal Year 2021
Separation agreement expense	$—	$706,000
Broker fees	—	553,000
Professional fees	149,000	850,000
Executive bonuses	—	705,000
Loss on exit from operating lease	—	42,000
Total	$149,000	$2,856,000

For fiscal 2022 and 2021, the Company incurred certain acquisition-related costs relating to the acquisition of Avelead totaling $149,000 and $2,856,000, respectively. For fiscal 2022, these expenses consisted primarily of professional service fees. For fiscal 2021, of the total acquisition-related costs, $705,000 was from bonuses paid to certain executives in executing priorities, primarily related to the acquisition, and $850,000 related to professional fees.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2019, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which improves guidance around accounting for financial losses on accounts receivable. For smaller reporting entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company’s adoption of ASU 2016-13 is effective February 1, 2023. An analysis of contract receivables, including credit losses, was conducted during the first quarter of fiscal 2023. Based on the balance of the allowance for bad debt reserve as of January 31, 2023 and the result of the analysis of contract receivables during first quarter of fiscal 2023, the Company does not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements.

NOTE 3 — BUSINESS COMBINATION AND DIVESTITURE

Avelead Acquisition

The Company acquired all of the equity interests of Avelead as part of the Company’s strategic expansion into the revenue cycle management, acute-care healthcare space (the “Transaction”). The Transaction was completed on August 16, 2021.

The aggregate consideration for the purchase of Avelead was approximately $29.7 million (at fair value) consisting of (i) $12.5 million in cash, net of cash acquired, (ii) $6.5 million in common stock, and (iii) approximately $10.7 million in contingent consideration (see below). The Company issued 5,021,972 shares of its restricted common stock (the “Acquisition Restricted Common Stock”). The Acquisition Restricted Common Stock has a fair value as of the closing date of acquisition of $6.5 million. Additionally, the Company contracted two types of contingent consideration; the first is referred to herein as “SaaS Contingent Consideration” and the second is referred to herein as “Renewal Contingent Consideration.” The SaaS Contingent Consideration and Renewal Contingent Consideration have an aggregate value of approximately $10.7 million as of the date of closing. The owners of Avelead are also referred to herein as “Sellers” and are enumerated in the UPA (as defined below).

The Unit Purchase Agreement (hereafter referred to as the “UPA”), stated that the purchase price for Avelead at closing included a cash payment of $11.9 million. Additionally, the Company paid $285,000 of the Sellers’ closing costs, $285,000 related to the working capital adjustment as defined in the UPA. Finally, at closing, the Company issued the Acquisition Restricted Common Stock with a fair value of approximately $6.5 million, based on a 30-day average of the closing price of the Company’s common stock prior to the closing date. The SaaS Contingent Consideration and the Renewal Contingent Consideration described in more detail below were included in the UPA as potential future consideration for the Transaction. These are reflected on the Company’s consolidated balance sheet as “Acquisition earnout liability.”

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

The contingent consideration is comprised of “SaaS Contingent Consideration” and “Renewal Contingent Consideration” which are described in more detail as follows:

●	The SaaS Contingent Consideration is calculated based upon Avelead’s recurring SaaS revenue recognized during the first and second year. The Company will pay the SaaS Contingent Consideration as follows: (i) 50% in cash and (ii) 50% in shares of Company common stock valued at the time the earnout is paid subject to a collar, as described below.

●	The first year of SaaS Contingent Consideration was calculated as 75% of Avelead’s recognized SaaS revenue from September 1, 2021 to August 31, 2022. The first-year payment was subject to a deduction of $665,000 spread equally between the cash and common stock portion of the earnout consideration. Assuming that Avelead is within 80% of its forecasted SaaS revenue in the first year earnout, the Company agreed to a floor and ceiling on the value of the Company’s restricted common stock issued as consideration for the earnout. That collar had a floor of $3.50 per share and a ceiling of $5.50 per share for the first year earnout. This first year SaaS Contingent Consideration was paid on November 21, 2022 (see below).

●	The second year of SaaS Contingent Consideration is calculated as 40% of Avelead’s recognized SaaS revenue from September 1, 2022 to August 31, 2023. The second year earnout will be paid on or about October 15, 2023, subject to a dispute and resolution period. Assuming that Avelead is within 80% of its forecasted SaaS revenue in the second year earnout, the Company agreed to a floor and ceiling on the Company’s restricted common stock issued as consideration for the earnout. That collar has a floor of $4.50 per share and a ceiling of $6.50 per share for the second year earnout.

[1]	If Avelead does not achieve 80% of its forecasted revenue, the price per share will revert back to the Company’s market price based upon a 30-day average.

●	The Renewal Contingent Consideration is tied directly to a successful renewal of a specific client of Avelead. To meet the definition of a renewal, Avelead must achieve a minimum threshold of contracted revenue in an updated, annual, renewed contract with the specified client. The renewal occurs on or about June 1, 2022 and June 1, 2023. The Company will remit the Renewal Contingent Consideration on or about each of October 15, 2022 and 2023, respectively. The Renewal Contingent Consideration is payable in shares of Company restricted common stock valued as of the date of closing. Accordingly, upon achieving the Renewal Contingent Consideration, the Company will issue 627,747 shares of restricted common stock on or about each of October 15, 2022 and October 15, 2023, subject to a dispute and resolution period. The Renewal Contingent Consideration is either earned or not earned based upon the renewal of the specified client at the minimum amount of contracted revenue. There is no pro-ration of the underlying Renewal Contingent Consideration. This first year SaaS Contingent Consideration was paid on November 21, 2022 (see below).

On November 21, 2022, the Company made the first year earnout payments and issued shares of common stock, par value $0.01 per share, subject to certain restrictions, to the selling shareholders of Avelead in accordance with the UPA. In connection with the first year earnout payment, the Company made cash payments of $2,012,000 and issued 1,243,292 unregistered securities in the form of restricted common stock, par value $0.01 per share, for the SaaS Contingent Consideration and 627,746 unregistered securities in the form of restricted common stock, par value $0.01 per share, for the Renewal Contingent Consideration. The estimated aggregate value of the first year earnout payment is $4,000,000 for the SaaS Contingent Consideration and $1,000,000 for the Renewal Contingent Consideration. The second year earnout payment, if any, under the UPA will be payable on or about October 2023. These liabilities are reflected at the fair value of the future commitment on the Company’s consolidated balance sheet, as Acquisition Earnout Liability.

The components of the total consideration are as follows:

(in thousands)
Components of total consideration, net of cash acquired:
Cash	$11,900
Cash, seller expenses	285
Cash, working capital adjustment	285
Restricted Common Stock	6,554
Acquisition earnout liabilities	10,684	(a)
Total consideration	$29,708

(a)	Acquisition earnout liabilities represent the net present value and risk adjusted probability of the required future payments underlying the Company’s SaaS Contingent Consideration and Renewal Contingent Consideration as described above. The first year earnout paid out on November 21, 2022, consisting of cash in the amount $2,012,000 and 1,871,038 restricted shares of common stock. The acquisition second year earnout liability is shown as a short-term liability as of January 31, 2023.

The acquisition earnout liability is re-measured on a quarterly basis and the change to the liability is recorded as a valuation adjustment recorded through “acquisition earnout valuation adjustments” in the accompanying consolidated statements of operations. The valuation adjustment recorded for the period ended January 31, 2023, was $71,000. A range of possible outcomes is not available under the specific valuation method that was used in determining fair value of the acquisition earnout liability.

The Company is presenting the allocation of the total consideration to net tangible and intangible assets as of the date of the closing of Avelead as follows:

(in thousands)
Net tangible assets:
Accounts receivable	$1,246
Unbilled revenue	200
Prepaid expenses	178
Fixed assets	37
Accounts payable	(490)
Accrued expenses	(397)
Deferred revenues	(863)
Net tangible assets	(89)
Goodwill	12,377
Client Relationships (SaaS)	8,370
Client Relationships (Consulting)	1,330
Internally Developed Software	6,380
Trademarks and Tradenames	1,340
Net assets acquired and liabilities assumed	$29,708

The Company determined the fair value of the client relationship intangible assets and the trade name and developed software technology intangible assets using the multi-period excess earning method and the relief from royalty method, respectively. The intangible assets recorded as a result of the Avelead acquisition, and their related estimated useful lives are as follows:

Estimated Useful Lives
Goodwill	Indefinite
Client Relationships (SaaS)	10 years
Client Relationships (Consulting)	8 years
Internally Developed Software	9 years
Trademarks and Tradenames	15 years

The Company’s unaudited pro forma revenues and (loss) income from continuing operations, assuming Avelead was acquired on February 1, 2020, are as follows. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the acquisition actually occurred at the beginning of these periods nor is it necessarily indicative of future results. The unaudited pro forma financial information does not reflect the impact of events occurring after the acquisition. The nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination are included in the pro forma revenue and net earnings reflected below (unaudited):

Unaudited Pro forma	Year Ended January 31, 2022
Revenues	$22,631,000
Operating expenses	(31,278,000)
Acquisition-related costs	(4,284,000
Operating loss	(12,931,000)

Other (expense) income	1,312,000
PPP loan forgiveness	3,059,000
Income tax expense	(109,000)
Loss from continuing operations	$(8,669,000)

Included in the accompanying consolidated statement of operations for the year ended January 31, 2022 (following the closing of the Avelead acquisition) are $4,524,000 and $(1,506,000) of Avelead revenue and loss from continuing operations.

Refer to Note 2 – Summary of Significant Accounting Policies – Other operating costs -Acquisition-related costs. Costs related to the acquisition of Avelead are expensed as incurred.

The Company entered into one employment agreement and one separation agreement with each of the two Sellers. Included in the transaction costs of Avelead is the cost of a two-year separation agreement with one Seller. This separation agreement was expensed at the closing of the transaction as there were no material future obligations of the Seller to the Company within acquisition-related costs. The employment agreement is a two-year employment agreement that entitles the Seller to a six-month separation pay in the case of termination without cause. The expense for the employment agreement is recognized ratably over the service period customary with other employment agreements within selling, general, and administrative expense.

The Company granted options to purchase 583,333 shares of the Company’s common stock to the Sellers at the closing of the Avelead acquisition. These options have a strike price of $1.53 per share, the closing stock price on the trading date immediately preceding the closing. 500,000 options were awarded to one Seller that will vest, monthly, over a three (3) year service period. The remaining 83,333 options were awarded to another Seller and vested immediately upon issuance. The Company utilized the Black-Scholes method to determine the grant-date fair value of these options. The 83,333 options have a grant-date fair value of approximately $6,000 and are recorded in acquisition-related cost in the accompanying consolidated statement of operations. The 500,000 options have a grant-date fair value of approximately $395,000 and are expensed over the vesting period within selling, general, and administrative expenses.

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

Alpharetta Office Lease

On October 1, 2021, the Company entered into an agreement with a third-party to sublease its office space in Alpharetta, Georgia, (the “Sublease Agreement”). The sublease term is for 18 months which coincides with the Company’s underlying lease (see below). The Company expects to receive $292,000 from the sublessee over the term of the sublease. The sublease did not relieve the Company of its original obligation under the lease, and therefore the Company did not adjust the operating lease right-of-use asset and related liability. The Company incurred an amount of fees and expenses to enter into the Sublease Agreement that were recorded as “acquisition-related costs” for fiscal 2021. As of January 31, 2023, the Company recorded $195,000 as other income related to the sublease.

The Company entered into a lease for office space in Alpharetta, Georgia, on March 1, 2020. The lease expired on March 31, 2023. At inception, the Company recorded a right-of use asset of $540,000, and related current and long-term operating lease obligation in the accompanying consolidated balance sheet. As of January 31, 2023, operating lease right-of use assets totaled $32,000, and the associated lease liability of $35,000 is included in current liabilities. The Company used a discount rate of 6.5% to determine the lease liability. As of January 31, 2023 and 2022, the Company had lease operating costs of approximately $194,000 and $194,000, respectively. The Company paid cash of approximately $210,000 and $203,000 for the lease in fiscal 2022 and fiscal 2021, respectively.

Maturities of operating lease liabilities associated with the Company’s operating lease as of January 31, 2023 are as follows for payments due based upon the Company’s fiscal year:

2023	$36,000
Total lease payments	36,000
Less present value adjustment	(1,000)
Present value of lease liabilities	$35,000

Suwanee Office Lease

Upon acquiring Avelead on August 16, 2021 (refer to Note 3 – Business Combination and Divestiture), the Company assumed an operating lease agreement for the corporate office space of Avelead. The 36-month term lease commenced March 1, 2019 and initially expired on February 28, 2022. As of January 31, 2023, the Company recorded $73,000 in rent expense. The lessor is an entity controlled by one of the Sellers that is employed by the Company. In February 2022, the Company renewed the lease for twelve months. The Company made monthly lease payments of $5,998.67 for a total of $71,984 over the term of the lease. The lease expired on February 28, 2023 and was not renewed.

NOTE 5 — DEBT

Outstanding principal balances on debt consisted of the following at:

	January 31, 2023	January 31, 2022
Term loan	$9,750,000	$10,000,000
Deferred financing cost	(36,000)	(96,000)
Total	9,714,000	9,904,000
Less: Current portion	(750,000)	(250,000)
Non-current portion of debt	$8,964,000	$9,654,000

Debt Modification

On November 29, 2022, the Company executed the Second Modification to the Second Amended and Restated Debt Agreement (the “Second Modification Debt Agreement”). The Second Modification Debt Agreement includes an expansion of the Company’s total borrowing to include a $2,000,000 revolving line of credit. The revolving line of credit is co-terminus with the term loan and matures on August 26, 2026. There are no requirements to draw on the line of credit. Amounts outstanding under the line of credit portion of the Second Modification Debt Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The Second Modification Debt Agreement amended the covenants. At January 31, 2023, there was no outstanding balance on the revolving line of credit.

Under the Second Modification Debt Agreement, the Company has a term loan facility with an initial maximum principal amount of $10,000,000. Amounts outstanding under the Second Modification Debt Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%.

The Second Modification Debt Agreement includes customary financial covenants as follows:

a.	Minimum Cash. Borrowers shall, at all times, maintain unrestricted cash in an amount not less than Two Million Dollars ($2,000,000).

b.	Maximum Debt to ARR Ratio. Borrowers’ Maximum Debt to ARR Ratio, measured on a quarterly basis as of the last day of each fiscal quarter, shall not be greater than the amount set forth under the heading “Maximum Debt to ARR Ratio” as of, and for each of the dates appearing adjacent to such “Maximum Debt to ARR Ratio”.

Quarter Ending	Maximum Debt to ARR Ratio
October 31, 2022	0.80 to 1.00
January 31, 2023	0.70 to 1.00
April 30, 2023	0.65 to 1.00
July 31, 2023	0.60 to 1.00
October 31, 2023	0.55 to 1.00
January 31, 2024	0.50 to 1.00

c.	Maximum Debt to Adjusted EBITDA Ratio. Commencing with the quarter ending April 30, 2024, Borrowers’ Maximum Debt to Adjusted EBITDA Ratio, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended, shall not be greater than the amount set forth under the heading “Maximum Debt to Adjusted EBITDA Ratio” as of, and for each of the dates appearing adjacent to such “Maximum Debt to Adjusted EBITDA Ratio”.

Quarter Ending	Maximum Debt to Adjusted EBITDA Ratio
April 30, 2024	3.50 to 1.00
July 31, 2024 and on the last day of each quarter, thereafter	2.00 to 1.00

d.	Fixed Charge Coverage Ratio. Commencing with the quarter ending April 30, 2024, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended.

The Second Modification Debt Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements. For the period ended January 31, 2023, the Company was in compliance with the Second Modification Debt Agreement covenants. Substantially all the assets of the Company are collateralized by the Second Modification Debt Agreement.

The Company recorded $20,000 in deferred financing costs related to the Second Modification Debt Agreement. These deferred financing costs are being amortized over the remaining term of the loan. The Company also incurred $50,000 in financing costs at the earlier of the term date of the loan, or pre-payment. These costs are being accreted, through interest expense, to the full value of the $250,000 over the remaining term of the loan. The full value of $250,000 includes the $200,000 costs incurred in connection with the Second Amended and Restated Loan Agreement (see below).

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

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

	January 31, 2023
	Estimated		Accumulated
	Useful Life	Gross Assets	Amortization	Net Assets
Finite-lived assets:
Client relationships	8-10 years	$9,700,000	$1,463,000	$8,237,000
Internally Developed Software	9 years	$6,380,000	$1,034,000	$5,346,000
Trademarks and Tradenames	15 years	$1,340,000	$130,000	$1,210,000
Total		$17,420,000	$2,627,000	$14,793,000

	January 31, 2022
	Estimated		Accumulated
	Useful Life	Gross Assets	Amortization	Net Assets
Finite-lived assets:
Client relationships	8-10 years	$14,164,000	$4,755,000	$9,409,000
Internally Developed Software	9 years	6,380,000	325,000	6,055,000
Trademarks and Tradenames	15 years	1,340,000	41,000	1,299,000
Total		$21,884,000	$5,121,000	$16,763,000

The Company recognized amortization expense on intangible assets of $1,971,000 and $1,281,000 for fiscal 2022 and 2021, respectively.

Amortization over the next five fiscal years for intangible assets is estimated as follows:

Annual Amortization Expense
2023	$1,801,000
2024	1,801,000
2025	1,801,000
2026	1,801,000
2027	1,801,000
Thereafter	5,788,000
Total	$14,793,000

The Company wrote-off fully amortized intangible assets during fiscal 2022 of $4,464,000. There was no impact to the consolidated statements of operations as this eliminated the asset and accumulated amortization of the fully amortized intangible assets.

NOTE 7 — INCOME TAXES

For fiscal 2022 and 2021, income taxes for continuing operations consist of the following:

	Fiscal Year
	2022	2021
Current tax expense:
Federal	$—	$—
State	(62,000)	(14,000)
Total current tax expense	$(62,000)	$(14,000)
Deferred tax expense:
Federal	$(6,000)	$(80,000)
State	(3,000)	(15,000)
Total deferred tax expense	$(9,000)	$(95,000)
Total provision	$(71,000)	$(109,000)

The income tax expense differs from the amount computed using the federal statutory income tax rates of 21% for fiscal 2022 and 2021 continuing operations as follows:

	Fiscal Year
	2022	2021
Federal tax benefit at statutory rate	$(2,390,000)	$(1,430,000)
State and local tax expense, net of federal	52,000	26,000
Increase in valuation allowance	2,029,000	1,950,000
Permanent items:
PPP loan	—	(483,000)
Other	20,000	3,000
Reserve for uncertain tax position	18,000	(24,000)
Federal R&D tax credit	(91,000)	(120,000)
Stock-based compensation	289,000	(45,000)
Other	2,000	(8,000)
Income tax expense	$(71,000)	$(109,000)

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences and credits are as follows:

	January 31,
	2023	2022
Deferred tax assets:
Allowance for doubtful accounts	$39,000	$24,000
Deferred revenue	122,000	60,000
Accruals	232,000	168,000
Net operating loss carryforwards	11,242,000	10,908,000
Stock compensation expense	342,000	510,000
Finite-lived intangible assets	1,344,000	—
R&D tax credit	1,407,000	1,334,000
Other	2,000	23,000
Total deferred tax assets	14,730,000	13,027,000
Valuation allowance	(14,347,000)	(12,318,000)
Net deferred tax assets	383,000	709,000
Deferred tax liabilities:
Property and equipment	(5,000)	(6,000)
Finite-lived intangible liabilities	(482,000)	(798,000)
Total deferred tax liabilities	(487,000)	(804,000)
Net deferred tax liabilities	$(104,000)	$(95,000)

At January 31, 2023, the Company had U.S. federal net operating loss carry forwards of $49,884,000 and $29,083,000 of these net operating losses expire at various dates through fiscal 2038. The remaining $20,801,000 of these net operating losses can be carried forward indefinitely under the provisions of the Tax Cuts and Jobs Act (TCJA). The TCJA also eliminated the ability to carry back net operating losses. The Company also had state net operating loss carry forwards of $24,095,000 and Federal R&D credit carry forwards of $1,666,000 and Georgia R&D credit carry forwards of $94,000, all of which expire at various dates through fiscal 2042.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company established a valuation allowance of $14,347,000 and $12,318,000 at January 31, 2023 and 2022, respectively. The increase in the valuation allowance of $2,029,000 was driven primarily by the Company’s federal net operating losses.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through January 31, 2019. All material state and local income tax matters have been concluded for years through January 31, 2018. The Company is no longer subject to IRS examination for periods prior to the tax year ended January 31, 2019; however, carry forward losses that were generated prior to the tax year ended January 31, 2019 may still be adjusted by the IRS if they are used in a future period.

The Company has recorded a reserve, including interest and penalties, for uncertain tax positions of $333,000 and $315,000 as of January 31, 2023 and 2022, respectively. As of January 31, 2023 and 2022, the Company had no accrued interest and penalties associated with unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	2022	2021
Beginning of fiscal year	$315,000	$339,000
Additions for tax positions for the current year	11,000	4,000
Additions for tax positions of prior years	7,000	—
Subtractions for tax positions of prior years	—	(28,000)
End of fiscal year	$333,000	$315,000

NOTE 8 — EQUITY

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

On February 25, 2021, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC, as the sole managing underwriter, relating to the underwritten public offering of an aggregate of 10,062,500 shares of the Company’s common stock, par value $0.01 per share, which included 1,312,500 shares of common stock sold pursuant to the underwriter’s exercise of an option to purchase additional shares of common stock to cover over-allotments (the “2021 Offering”). The price to the public in the 2021 Offering was $1.60 per share of common stock. The gross proceeds to the Company from the 2021 Offering were approximately $16.1 million, before deducting underwriting discounts, commissions and estimated offering expenses. The 2021 Offering closed on March 2, 2021.

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

On June 22, 2022, the Company filed a Registration Statement on Form S-3 (Registration No. 333-265773) for purposes of registering for resale 272,653 shares of common stock issued to 180 Consulting, LLC (“180 Consulting”). The Registration Statement was declared effective by the SEC on July 1, 2022.

Authorized Shares Increase

On May 24, 2021, the Company amended its Certificate of Incorporation to increase the total number of authorized shares of the Company’s common stock from 45,000,000 shares to 65,000,000 shares (the “Charter Amendment”). The Charter Amendment was previously approved by the board of directors of the Company, subject to stockholder approval, approved by the Company’s stockholders at the 2021 Annual Meeting and ratified by the Company’s stockholders at the 2021 Special Meeting.

Also at the 2021 Annual Meeting, the Company’s stockholders approved an amendment to the Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 2,000,000 shares, from 6,223,246 shares to 8,223,246 shares (the “Third Amended 2013 Plan Amendment”). The Company’s stockholders ratified the approval and effectiveness of the Third Amended 2013 Plan Amendment at the 2021 Special Meeting.

At the 2022 Annual Meeting, the Company’s stockholders approved an amendment to the Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 2,000,000 shares, from 8,223,246 shares to 10,223,246 shares. The Company’s stockholders also approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the total number of authorized shares of the Company’s common stock from 65,000,000 shares to 85,000,000 shares.

NOTE 9 — MAJOR CLIENTS

During fiscal 2022, two individual clients accounted for 10% or more of our continuing operations revenue. These clients accounted for 20% and 12%, respectively, of total continuing operations revenue for fiscal 2022. During fiscal 2021, one individual client accounted for 10% or more of our continuing operations revenue. This client accounted for 15% of total continuing operations revenue for fiscal 2021. Four clients represented 13%, 12%, 12% and 10%, respectively, of continuing operations accounts receivable as of January 31, 2023, and three clients represented 24%, 16%, and 15%, respectively, of continuing operations accounts receivable as of January 31, 2022. Many of our clients are invoiced on an annual basis.

NOTE 10 — EMPLOYEE RETIREMENT PLAN

The Company has established a 401(k) retirement plan that covers all associates. Company contributions to the plan may be made at the discretion of the board of directors. The Company’s matched amount is 50% up to the first 4% of compensation deferred by each associate. The total compensation expense for this matching contribution was $258,000 and $188,000 in fiscal 2022 and 2021, respectively.

NOTE 11 — STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s Third Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) replaced the 2005 Incentive Compensation Plan (the “2005 Plan”). The 2005 Plan expired based upon its terms. Accordingly, all the outstanding awards and any unallocated pool of un-issued options under the 2005 Plan were re-characterized to the 2013 Plan. Under these plans, the Company is authorized to issue equity awards (stock options, stock appreciation rights or “SARs”, and restricted stock) to directors and associates of the Company. Under the 2013 Plan, as amended, the Company is authorized to issue a number of shares not to exceed 10,223,246. The options granted under the 2013 Plan have terms of ten years or less, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant. At January 31, 2023 and 2022, options to purchase 628,958 and 937,130 shares of the Company’s common stock, respectively, had been granted and were outstanding under these plans. There are no SARs outstanding.

Inducement grants are approved by the Company’s compensation committee pursuant to NASDAQ Marketplace Rule 5635(c)(4). The terms of the grants were nearly identical to the terms and conditions of the Company’s stock incentive plans in effect at the time of each inducement grant. For the year ended January 31, 2023 and 2022, with regard to inducement grants, no stock options were issued, no options expired, no options were forfeited, and no stock options were exercised. As of January 31, 2023 and 2022, there were 0 and 125,000 options outstanding, respectively, under inducement grants.

A summary of stock option activity follows:

		Weighted
		Average	Remaining	Aggregate
	Options	Exercise Price	Life in Years	intrinsic value
Outstanding as of January 31, 2022	1,062,130	$2.65	6.11	$21,000
Granted	—	—
Exercised	(5,000)	1.18
Expired	(428,172)	3.68
Forfeited	—	—
Outstanding as of January 31, 2023	628,958	$1.95	7.31	$360,000
Exercisable as of January 31, 2023	365,069	$3.36	3.72	$193,000
Vested or expected to vest as of January 31, 2023	628,958	$1.95	7.31	$360,000

No options were granted in fiscal 2022. 583,333 options were granted in fiscal 2021, with a weighted average grant date fair value of $1.53.

The fiscal 2022 and 2021 stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for each fiscal year:

	2022	2021
Expected life	—	5.01 years
Risk-free interest rate	—	0.75%
Weighted average volatility factor	—	0.72
Dividend yield	—	—
Forfeiture rate	—	—

At January 31, 2023, there was $203,000 of unrecognized compensation cost related to non-vested stock-option awards. That cost is expected to be recognized over a remaining weighted average period of 1.54 years. The expense associated with stock option awards was $132,000 and $69,000, respectively, for fiscal 2022 and 2021. Cash received from the exercise of options was $6,000 in fiscal 2022. No options were exercised during fiscal 2021.

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

Restricted Stock

The Company is authorized to grant restricted stock awards to associates and directors under the 2013 Plan. The Company has also issued restricted stock as inducement grants to certain new employees. The restrictions on the shares granted generally lapse over a one- to four-year term of continuous employment from the date of grant. On November 1, 2022, our CEO was awarded 50,000 shares of restricted stock that will vest in three substantially equal annual installments commencing on the first anniversary of the date of grant. On May 20, 2022, our CEO was awarded 150,000 shares of restricted stock that will vest in three substantially equal annual installments commencing on the first anniversary of the date of grant. On March 4, 2021, our CEO was awarded 150,000 shares of restricted stock that will vest in four substantially equal quarterly installments commencing on the first anniversary of the date of grant. The grant date fair value per share of restricted stock, which is based on the closing price of our common stock on the grant date, is expensed on a straight-line basis as the restriction period lapses. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights. A summary of restricted stock award activity for fiscal 2022 and 2021 is presented below:

		Weighted
	Non-vested	Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested balance at January 31, 2021	931,125	$1.09
Granted	1,257,500	1.71
Vested	(1,095,175)	1.33
Forfeited	(50,100)	1.48
Non-vested balance at January 31, 2022	1,043,350	$1.57
Granted	1,505,731	1.47
Vested	(501,750)	1.63
Forfeited	(199,300)	1.49
Non-vested balance at January 31, 2023	1,848,031	$1.48

At January 31, 2023, there was $1,958,000 of unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a remaining period of 2.20 years.

The expense associated with restricted stock awards for associates and directors was $983,000 and $1,667,000, respectively, for fiscal 2022 and 2021.

NOTE 12— COMMITMENTS AND CONTINGENCIES

Consulting Agreement with 180 Consulting

On March 19, 2020 the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, pursuant to which 180 Consulting has provided and will continue to provide a variety of consulting services in support of eValuator products including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, through separate executed statements of work (“SOWs”). On September 20, 2021, the Company entered into a separate MSA in support of Avelead products. The Company has entered into twelve SOWs under the eValuator MSA, and two under the Avelead MSA. Some of the SOWs include the ability to earn stock at a conversion rate to be calculated 20 days after the execution of the related SOW. The MSA includes a termination clause upon a 90-day written notice. While no related party has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to us under the MSA and the SOWs may share workspace and administrative costs with 121G Consulting. 180 Consulting earned 394,127 shares for the year ended January 31, 2023 and has earned an aggregate of 915,204 shares through January 31, 2023. For services rendered by 180 Consulting during fiscal 2022, the Company incurred fees of $2,540,000, and $81,000 of capitalized non-employee stock compensation. In addition, on March 8, 2023, the Company issued to 180 Consulting an aggregate of 100,927 shares as compensation for services previously rendered during the three-months ended January 31, 2023. Such 100,927 shares were issued in a private placement in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. For services rendered by 180 Consulting during fiscal 2021, the Company incurred fees of $1,439,000.

Inclusive of the MSA executed with 180 Consulting are SOWs that provide for the Company to sublicense a software through 180 Consulting that is owned by 121G. This is a services agreement for access to software that assists the Company in implementing and integrating with our clients’ technology. The license agreement is designed such that there is no material financial benefit that accrues to 121G. 180 Consulting licenses the software from 121G at cost. The Company paid approximately $301,000 and $227,000 for the SOWs that include the sublicense agreement in each of the fiscal years ended January 31, 2023 and 2022, respectively, which are included in the aforementioned totals above.

Litigation

We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. We are not aware of any legal matters that are reasonably possible to have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 13 – DISCONTINUED OPERATIONS

On February 24, 2020, the Company consummated the previously announced sale of the Company’s legacy Enterprise Content Management business (the “ECM Assets”) pursuant to that certain Asset Purchase Agreement, dated December 17, 2019, as amended (the “Asset Purchase Agreement”), to Hyland Software, Inc. (the “Purchaser”),

Pursuant to the Asset Purchase Agreement, the Purchaser acquired the ECM Assets and assumed certain liabilities of the Company for a purchase price of $16.0 million, subject to certain adjustments for client prepayments as set forth in the Asset Purchase Agreement.

At closing, the Company received approximately $5.4 million in net proceeds after (i) repaying the Company’s $4.0 million term loan with Bridge Bank, (ii) adjusting for certain client prepayments, (iii) recording the escrow funds of $800,000 and (iv) incurring certain transaction costs. The gain on the sale of assets is summarized as follows:

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

For fiscal 2021, the Company recorded the following into discontinued operations in the accompanying consolidated statements of operations:

2021
Revenues:
Transition service fees	$498,000
Total revenues	$498,000

Expenses:
Cost of Sales	$5,000
Transition service cost	92,000
Total expenses	$97,000
Income from discontinued operations	$401,000

The Company entered into an agreement with the Purchaser of the ECM Assets to maintain the current data center through a transition period. The transition services did not have a finite ending date at the signing of the agreement. However, the transition services were completed in the third quarter of fiscal 2021.

NOTE 14 - RELATED PARTY TRANSACTIONS

Refer to Note 3 – Business Combination and Divestiture. The Company acquired Avelead on August 16, 2021. In addition, the Company assumed a consulting agreement with AscendTek, LLC (“AscendTek”), a software development and system design company. AscendTek is owned by one of the Sellers of Avelead. The Company entered into a separation agreement with this Seller of Avelead on closing of the Avelead acquisition. From the acquisition date to the year ended January 31, 2022, the Company incurred approximately $64,000 in research and development services provided by AscendTek. For the fiscal year ended January 31, 2023, the Company incurred approximately $40,000 in research and development services provided by AscendTek. The Company terminated its relationship with AscendTek during the third quarter of fiscal 2022. Additionally, we assumed a lease for corporate office space from a Seller that is now employed by the Company. This lease term ended February 2022 but was renewed for a term of 12 months through February 2023. For the year ended January 31, 2023, the Company recorded rent expense of $73,000. See Note 4 – Operating Leases.

NOTE 15 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after January 31, 2023, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these consolidated financial statements, except for the following:

Silicon Valley Bank (“SVB”) and Signature Bank were closed on March 10, 2023 and March 12, 2023, respectively, by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. At the time of closing, the Company did not maintain any of its cash or cash equivalents with SVB or Signature Bank, and the Company has no current direct investment in or contractual relationships with SVB, Signature Bank or their respective holding companies. The Company does not believe it will be impacted by the closure of SVB or Signature Bank and will continue to monitor the situation as it evolves.

Schedule II

Valuation and Qualifying Accounts and Reserves

Streamline Health Solutions, Inc and Subsidiaries.

For the two years ended January 31, 2023

(in thousands of dollars)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	(1) Deductions	Balance at End of Period

Year ended January 31, 2023:
Allowance for doubtful accounts	$76	$189	$(133)	$132
Year ended January 31, 2022:
Allowance for doubtful accounts	$65	$11	$—	$76

(1)	Uncollectible accounts written off, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer (who serves as our principal executive officer) and our Senior Vice President and Chief Financial Officer (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(c)) as of the end of the period covered by this Report (January 31, 2023). Based on that evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2023.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2023, and concluded that our internal control over financial reporting was effective as of January 31, 2023. In making the assessment of internal control over financial reporting, management used the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this report fairly, in all material respects, our financial condition and results of operations as of the year ended January 31, 2023.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2023 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive compensation will be set forth in the proxy statement for our 2023 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in the proxy statement for our 2023 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Directors Independence

Information regarding certain relationships and related transactions and director independence will be set forth in the proxy statement for our 2023 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The Independent Registered Public Accounting Firm is FORVIS, LLP (PCAOB Firm ID No. 686) located in Atlanta, Georgia. Information regarding principal accountant fees and services will be set forth in the proxy statement for our 2023 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

PART IV

(32)	Item 15. Exhibits and Financial Statement Schedules) See Index to Consolidated Financial Statements and Schedule Covered by Reports of Registered Public Accounting Firms included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Report. See Index to Exhibits contained in this Report.

(b) Exhibits

See Index to Exhibits contained in this Report.

Item 16. Form 10-K Summary

None.

INDEX TO EXHIBITS

EXHIBITS

2.1	Asset Purchase Agreement, dated December 17, 2019, by and among the Company, Streamline Health, Inc., and Hyland Software, Inc. (Incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 18, 2019).
2.2	Amendment No. 1 to the Asset Purchase Agreement, dated January 7, 2020, by and among the Company, Streamline Health, Inc., and Hyland Software, Inc. (Incorporated by reference from Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on January 7, 2020).
2.3	Unit Purchase Agreement, dated August 16, 2021, by and among Streamline Health Solutions, Inc., Avelead Consulting, LLC, Jawad Shaikh and Badar Shaikh (Incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 18, 2021).
3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on September 15, 2014).
3.2	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on May 24, 2021).
3.3	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 8, 2022).
3.4	Amended and Restated Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 29, 2014 (Incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on April 3, 2014).
4.1	Specimen Common Stock Certificate of Streamline Health Solutions, Inc. (Incorporated by reference from the Company’s Registration Statement on Form S-1, File Number 333-01494, as filed with the SEC on April 15, 1996).
4.2*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1#	Streamline Health Solutions, Inc. 1996 Employee Stock Purchase Plan, as amended and restated effective July 1, 2013 (Incorporated by reference from the Registration Statement on Form S-8, File Number 333-188763, as filed with the Commission on May 22, 2013).
10.2#	2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on May 26, 2005).
10.2(a)#	Amendment No. 2 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-8, as filed with the SEC on November 15, 2012).
10.2(b)#	Amendment No. 3 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.2(c) of the Company’s Current Report on Form 8-K, as filed with the SEC on October 20, 2020).
10.2(c)#	Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan (Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 22, 2019).

10.3#	Amendment No. 1 to Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on May 24, 2021).
10.3(a)#	Form of Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 25, 2014).
10.3(b)#	Form of Restricted Stock Award Agreement for Executives (Incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 25, 2014).
10.3(c)#	Form of Stock Option Agreement for Executives (Incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 25, 2014).
10.3(d)#	Employment Agreement, dated October 17, 2019, by and between the Company and Wyche T. “Tee” Green, III (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 18, 2019).
10.3(e)	Employment Agreement dated September 10, 2018 by and between Streamline Health Solutions, Inc. and Thomas J. Gibson (Incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on September 12, 2018).
10.4#	Employment Agreement dated February 5, 2020 by and between Streamline Health Solutions, Inc. and Randolph W. Salisbury (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on February 6, 2020).
10.5#	Employment Agreement dated August 1, 2019 by and between Streamline Health Solutions, Inc. and William G. Garvis (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 6, 2019).
10.6#	Employment Agreement, dated as of August 16, 2021, by and between Avelead Consulting, LLC and Jawad Shaikh (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 18, 2021).
10.7#	Restricted Stock Agreement by and between Streamline Health Solutions, Inc. and Jawad Shaikh, dated as of August 16, 2021 (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 18, 2021).
10.8#	Restricted Stock Agreement by and between Streamline Health Solutions, Inc. and Badar Shaikh, dated as of August 16, 2021 (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 18, 2021).
10.9#	Form of Indemnification Agreement for all directors and officers of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 7, 2006).
10.10#	Restricted Stock Agreement by and between Streamline Health Solutions, Inc. and Badar Shaikh, dated as of August 16, 2021 (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 18, 2021).
10.11#	Form of Indemnification Agreement for all directors and officers of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 7, 2006).
10.12	Loan and Security Agreement dated as of December 11, 2019 by and among Bridge Bank, a division of Western Alliance Bank, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on January 7, 2020).
10.12(a)	Amended and Restated Loan and Security Agreement dated as of March 2, 2021 by and among Western Alliance Bank, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2021).
10.12(b)	Second Amended and Restated Loan and Security Agreement, dated August 26, 2021, by and among Streamline Health Solutions, Inc., Streamline Health, Inc., Streamline Pay & Benefits, LLC, Streamline Consulting Solutions, LLC, Avelead Consulting, LLC and Western Alliance Bank (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 30, 2021.
10.12(c)	Waiver of Second Amended and Restated Loan and Security Agreement, dated August 26, 2022, by and among the Company, Streamline Health, LLC, Streamline Pay & Benefits, LLC, Avelead Consulting, LLC, Streamline Consulting Solutions, LLC and Western Alliance Bank (Incorporated by reference from Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed September 8, 2022).
10.12(d)	Second Modification to Second Amended and Restated Loan and Security Agreement, dated November 29, 2022, by and between Streamline Health Solutions, Inc. and certain of its subsidiaries party thereto, and Western Alliance Bank (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed December 5, 2022).

10.13	Securities Purchase Agreement, dated October 10, 2019, between the Company and each purchaser identified on the signature pages thereto (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2019).
10.14	Registration Rights Agreement, dated October 10, 2019, between the Company and each of the several purchasers signatory thereto (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2019).
10.15	Form of Common Stock Purchase Agreement dated as of October 24, 2022, by and among Streamline Health Solutions, Inc. and the purchasers thereto (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed October 27, 2022).
10.16	Master Services and Non-Disclosure Agreement, dated as of March 18, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 25, 2020).
10.16(a)	Statement of Work #1 to the Master Services and Non-Disclosure Agreement, dated as of March 18, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 25, 2020).
10.16(b)	Statement of Work #2 to the Master Services and Non-Disclosure Agreement, dated as of March 18, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 25, 2020).
10.16(c)	Statement of Work #3 to the Master Services and Non-Disclosure Agreement, dated as of March 18, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 25, 2020).
10.16(d)	Statement of Work #4 to the Master Services and Non-Disclosure Agreement, dated as of March 18, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on September 10, 2020).
10.17	Sublease Agreement (Incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on June 11, 2020).
21.1*	Subsidiaries of Streamline Health Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm - FORVIS, LLP
24	Power of Attorney (included in signature page)
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Streamline Health Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the SEC on April 27, 2023, formatted in XBRL includes: (i) Consolidated Balance Sheets at January 31, 2023 and 2022, (ii) Consolidated Statements of Operations for the two years ended January 31, 2023, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the two years ended January 31, 2023, (iv) Consolidated Statements of Cash Flows for the two years ended January 31, 2023, and (v) the Notes to Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

#	Management Contracts and Compensatory Arrangements.

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

DATE: April 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/S/ WYCHE T. “TEE” GREEN, III	Chief Executive Officer and Director	April 27,2023
Wyche T. “Tee” Green, III	(Principal Executive Officer)

/s/ JONATHAN R. PHILLIPS	Director	April 27,2023
Jonathan R. Phillips

/s/ JUSTIN FERAYORNI	Director	April 27,2023
Justin Ferayorni

/s/ JUDITH E. STARKEY	Director	April 27,2023
Judith E. Starkey

/s/ KENAN H. LUCAS	Director	April 27,2023
Kenan H. Lucas

/s/ THOMAS J. GIBSON	Chief Financial Officer	April 27,2023
Thomas J. Gibson	(Principal Financial Officer and Principal Accounting Officer)

