Form 10-Q
period 2023-04-30
STREAMLINE HEALTH SOLUTIONS INC.
filed 2023-06-14
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value per share, as of June 12, 2023 was 58,641,313.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	April 30, 2023	January 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,987,000	$6,598,000
Accounts receivable, net of allowance for credit losses of $94,000 and $132,000, respectively	4,280,000	7,719,000
Contract receivables	535,000	960,000
Prepaid and other current assets	717,000	710,000
Total current assets	11,519,000	15,987,000
Non-current assets:
Property and equipment, net of accumulated amortization of $255,000 and $246,000 respectively	99,000	79,000
Right-of use asset for operating lease	—	32,000
Capitalized software development costs, net of accumulated amortization of $6,659,000 and $6,224,000, respectively	5,838,000	5,846,000
Intangible assets, net of accumulated amortization of $3,077,000 and $2,627,000, respectively	14,343,000	14,793,000
Goodwill	23,089,000	23,089,000
Other	1,598,000	1,695,000
Total non-current assets	44,967,000	45,534,000
Total assets	$56,486,000	$61,521,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(rounded to the nearest thousand dollars, except share and per share information)

	April 30, 2023	January 31, 2023
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$299,000	$626,000
Accrued expenses	2,505,000	3,265,000
Current portion of term loan	875,000	750,000
Deferred revenues	7,382,000	8,361,000
Current portion of operating lease obligation	—	35,000
Current portion of acquisition earnout liability	3,374,000	3,738,000
Total current liabilities	14,435,000	16,775,000
Non-current liabilities:
Term loan, net of current portion and deferred financing costs	8,742,000	8,964,000
Deferred revenues, less current portion	104,000	167,000
Other non-current liabilities	143,000	104,000
Total non-current liabilities	8,989,000	9,235,000
Total liabilities	23,424,000	26,010,000
Stockholders’ equity:
Common stock, $0.01 par value per share, 85,000,000 shares authorized; 58,636,411 and 57,567,210 shares issued and outstanding, respectively	586,000	576,000
Additional paid in capital	132,379,000	131,973,000
Accumulated deficit	(99,903,000)	(97,038,000)
Total stockholders’ equity	33,062,000	35,511,000
Total liabilities and stockholders’ equity	$56,486,000	$61,521,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Three Months Ended April 30,
	2023	2022
Revenues:

Software as a service	$3,175,000	$2,831,000
Maintenance and support	1,157,000	1,110,000
Professional fees and licenses	1,000,000	1,994,000
Total revenues	5,332,000	5,935,000
Operating expenses:
Cost of software as a service	1,589,000	1,497,000
Cost of maintenance and support	89,000	46,000
Cost of professional fees and licenses	1,108,000	1,666,000
Selling, general and administrative expense	3,806,000	4,501,000
Research and development	1,701,000	1,312,000
Acquisition-related costs	35,000	90,000
Total operating expenses	8,328,000	9,112,000
Operating loss	(2,996,000)	(3,177,000)
Other (expense) income:
Interest expense	(248,000)	(132,000)
Acquisition earnout valuation adjustments	364,000	500,000
Other	32,000	33,000
Loss before income taxes	(2,848,000)	(2,776,000)
Income tax expense	(53,000)	(11,000)
Net loss	$(2,901,000)	$(2,787,000)

Basic and Diluted Earnings Per Share:
Net loss per common share – basic and diluted	$(0.05)	$(0.06)
Weighted average number of common shares – basic and diluted	55,970,880	47,028,463

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

	Common stock (Shares)	Common Stock (Amount)	Additional paid in capital	Accumulated deficit	Total stockholders’ equity

Balance at January 31, 2023	57,567,210	$576,000	$131,973,000	$(97,038,000)	$35,511,000
Restricted stock issued	1,185,927	12,000	(12,000)	—	—
Restricted stock forfeited	(28,400)	(1,000)	1,000	—	—
Surrender of shares	(88,326)	(1,000)	(178,000)	—	(179,000)
Share-based compensation	—	—	595,000	—	595,000
Adoption of ASU 2016-13	—	—	—	36,000	36,000
Net loss	—	—	—	(2,901,000)	(2,901,000)
Balance at April 30, 2023	58,636,411	586,000	132,379,000	(99,903,000)	33,062,000

Balance at January 31, 2022	47,840,950	$478,000	$119,225,000	$(86,659,000)	$34,044,000
Restricted stock issued	408,031	4,000	(4,000)	—	—
Restricted stock forfeited	(63,900)	—	—	—	—
Surrender of shares	(95,701)	(1,000)	(140,000)	—	(141,000)
Share-based compensation	—	—	326,000	—	326,000
Net loss	—	—	—	(2,787,000)	(2,787,000)
Balance at April 30, 2022	48,089,380	$481,000	$119,407,000	$(89,446,000)	$31,442,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

	Three Months Ended April 30,
	2023	2022
Net loss	$(2,901,000)	$(2,787,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,059,000	1,103,000
Acquisition earnout valuation adjustments	(364,000)	(500,000)
Provision for deferred income taxes	39,000	—
Share-based compensation expense	572,000	326,000
Provision for credit losses	—	13,000
Changes in assets and liabilities:
Accounts and contract receivables	3,900,000	(678,000)
Other assets	(15,000)	8,000
Accounts payable	(327,000)	235,000
Accrued expenses and other liabilities	(795,000)	739,000
Deferred revenue	(1,042,000)	271,000
Net cash provided by (used in) operating activities	126,000	(1,270,000)
Cash flows from investing activities:
Purchases of property and equipment	(29,000)	—
Capitalization of software development costs	(404,000)	(519,000)
Net cash used in investing activities	(433,000)	(519,000)
Cash flows from financing activities:
Repayment of bank term loan	(125,000)	—
Payments related to settlement of employee share-based awards	(179,000)	(141,000)
Net cash used in financing activities	(304,000)	(141,000)
Net decrease in cash and cash equivalents	(611,000)	(1,930,000)
Cash and cash equivalents at beginning of period	6,598,000	9,885,000
Cash and cash equivalents at end of period	$5,987,000	$7,955,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2023

NOTE 1 — BASIS OF PRESENTATION

Streamline Health Solutions, Inc. and each of its wholly-owned subsidiaries, Streamline Health, LLC, Avelead Consulting, LLC, Streamline Consulting Solutions, LLC and Streamline Pay & Benefits, LLC, (collectively, unless the context requires otherwise, “we,” “us,” “our,” “Streamline,” or the “Company”), operate in one segment as a provider of healthcare information technology solutions and associated services. The Company provides these capabilities through the licensing of its Coding & Clinical Documentation Improvement (CDI) solutions, eValuator coding analysis platform, RevID, and other workflow software applications and the use of such applications by software as a service (“SaaS”). The Company also provides audit services to help clients optimize their internal clinical documentation and coding functions, as well as implementation and consulting services to complement its software solutions. The Company’s software and services enable hospitals and integrated healthcare delivery systems in the United States and Canada to capture, store, manage, route, retrieve and process patient clinical, financial and other healthcare provider information related to the patient revenue cycle.

The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The condensed consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and each of its wholly-owned subsidiaries. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent annual report on Form 10-K. Operating results for the three months ended April 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2024.

The Company has one operating segment and one reporting unit due to the singular nature of our products, product development and distribution process, and client base as a provider of computer software-based solutions and services for healthcare providers.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the fiscal year 2022 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the notes to the consolidated financial statements contained in the Annual Report on Form 10-K when reviewing interim financial results.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to the recognition of revenue, share-based compensation, capitalization of software development costs, intangible assets, the allowance for credit losses, contingent consideration, and income taxes. Actual results could differ from those estimates.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. There were no transfers of assets or liabilities between Levels 1, 2, or 3 during the three months ended April 30, 2023 and 2022.

The table below provides information on the fair value of our liabilities:

	Total Fair	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At January 31, 2023
Acquisition earnout liability (1)	$3,738,000	$—	$—	$3,738,000
At April 30, 2023
Acquisition earnout liability (1)	$3,374,000	$—	$—	$3,374,000

(1)	The fair value of the acquisition earnout liability is based upon a probability-weighted discounted cash flow that was completed at the date of acquisition and updated as of April 30, 2023. The change in the fair value of the acquisition earnout liability decreased $364,000 for the three months ended April 30, 2023. The change in the fair value is recognized in “Acquisition earnout valuation adjustments” in the accompanying condensed consolidated statement of operations.

The fair value of the Company’s term loan under its Second Amended and Restated Loan and Security Agreement (as amended and modified, the “Second Amended and Restated Loan Agreement”) was determined through an analysis of the interest rate spread from the date of closing the loan (August 2021) to the date of the most recent balance sheets, April 30, 2023 and January 31, 2023. The term loan bears interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The prime rate is variable and, thus accommodates changes in the market interest rate. However, the interest rate spread (the 1.5% added to the Prime Rate) is fixed. We estimated the impact of the changes in the interest rate spread by analogizing the effect of the change in the Corporate bond rates, reduced for any changes in the market interest rate. This provided us with an estimated change to the interest rate spread of approximately 0.5% from the date we entered the debt agreement to the end of the first quarter, April 30, 2023 and end of the fiscal year, January 31, 2023. The fair value of the debt as of April 30, 2023 and January 31, 2023 was estimated to be $9,425,000 and $9,550,000, respectively, or a discount to book value of $200,000, respectively. Long-term debt is classified as Level 2.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Three Months Ended
	April 30, 2023	April 30, 2022
Over time revenue	$4,332,000	$3,941,000
Point in time revenue	1,000,000	1,994,000
Total revenue	$5,332,000	$5,935,000

The Company includes revenue categories of (i) over time and (ii) point in time revenue. The Company includes revenue categories of (i) SaaS and (ii) maintenance and support as over time revenue. For point in time revenue, the performance obligation is recognized as the point in time when the obligation is fully satisfied. The Company includes (i) software licenses, (ii) professional services, and (iii) audit services as point in time revenue.

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenue includes payments received in advance of performance under the contract. The Company’s contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the three months ended April 30, 2023, the Company recognized approximately $3,161,000 in revenue from deferred revenues outstanding as of January 31, 2023. Revenue allocated to remaining performance obligations was $27,668,000 as of April 30, 2023, of which the Company expects to recognize approximately 68% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

The Company defers the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the period of expected benefit which is the contractual term. As of April 30, 2023 and January 31, 2023, the Company had deferred costs of $94,000 and $94,000, respectively, net of accumulated amortization of $194,000 and $176,000, respectively. Amortization expense of these costs was $18,000 and $19,000 for the three months ended Apri1 30, 2023 and 2022, respectively, and is included in various costs of revenue in the condensed consolidated statements of operations.

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

As of April 30, 2023 and January 31, 2023, deferred commission costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totaled $1,483,000 and $1,534,000, respectively, net of accumulated amortization of $949,000 and $820,000, respectively. For the three months ended April 30, 2023 and 2022, $129,000 and $93,000, respectively, in amortization expense associated with deferred sales commissions was included in selling, general and administrative expenses in the condensed consolidated statements of operations. There were no impairment losses for these capitalized costs for these periods.

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period, and forfeitures are recognized as incurred. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the entity had paid cash for the goods or services. For the three months ended April 30, 2023, the Company incurred total compensation expense related to share-based awards of $572,000, which includes $23,000 of capitalized non-employee stock compensation, compared to $326,000 for the three months ended April 30, 2022.

The fair value of stock options granted are estimated at the date of grant using a Black-Scholes option pricing model. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical data (such as, volatility factor and expected term). Future grants of equity awards accounted for as share-based compensation could have a material impact on reported expenses depending upon the number, value and vesting period of future awards.

The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market closing price per share on the grant date. For the three months ended April 30, 2023, the Company issued 1,085,000 shares of restricted common stock to employees, compared to 330,000 shares of restricted common stock for the three months ended April 30, 2022.The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically a one- to four-year service period.

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

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At April 30, 2023, the Company believes it has appropriately accounted for any uncertain tax positions.

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

The following is the calculation of the basic and diluted net loss per share of common stock for the three months ended April 30, 2023 and 2022:

	Three Months Ended
	April 30, 2023	April 30, 2022
Basic and diluted loss per share:
Net loss	$(2,901,000)	$(2,787,000)
Basic and diluted net loss per share of common stock from operations	$(0.05)	$(0.06)
Weighted average shares outstanding – Basic (1)	55,970,880	47,028,463
Effect of dilutive securities – Stock options and Restricted stock (2)	—	—
Weighted average shares outstanding – Diluted	55,970,880	47,028,463

(1)	Includes the effect of vested and excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of April 30, 2023 and 2022, there were 2,655,831 and 1,025,800 unvested restricted shares of common stock outstanding, respectively.

(2)	Diluted net loss per share excludes the effect of shares that are anti-dilutive. For the three months ended April 30, 2023, diluted earnings per share excludes 628,958 outstanding stock options and 2,655,831 unvested restricted shares of common stock. For the three months ended April 30, 2022, diluted earnings per share excludes 1,062,130 outstanding stock options and 1,025,800 unvested restricted shares of common stock.

Other Operating Costs

Acquisition-related Costs

For the three months ended April 30, 2023 and 2022, the Company incurred certain acquisition-related costs related to the acquisition of Avelead totaling $35,000 and $90,000, respectively, consisting primarily of professional service fees.

Non-Cash Items

For the three months ended April 30, 2023, the Company recorded capitalized software purchased with stock, totaling $23,000, as non-cash items related to the condensed consolidated statements of cash flow.

Accounting Pronouncements Recently Adopted

On February 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended. ASU 2016-13 requires an allowance for expected credit losses to be applied to financial assets at inception and reflect the risk of credit loss over the life of the asset. The Company estimated current expected credit losses based on historical credit loss rates and applied an increase to account for future economic conditions. The Company’s allowance for doubtful accounts as of January 31, 2023, prior to the adoption of ASU 216-13, was $132,000. The Company estimated the current expected credit loss related to accounts receivable as of the adoption date of February 1, 2023 to be $96,000. The Company recorded the adjustment in accounting policy change of $36,000 to the opening retained earnings balance for the year of adoption.

	January 31, 2023	CECL Adoption	Provision adjustments	Write-offs & Recoveries	April 30, 2023
Allowance for credit losses	$(132,000)	$36,000	-	-	$(96,000)

For the period ended April 30, 2023, the Company estimated the current expected credit loss related to accounts receivable using historical credit loss rates and applied an increase to account for future economic conditions in accordance with ASU 2016-13. The Company had no further impact on the allowance for credit losses during the three month period ended April 30, 2023.

Recent Accounting Pronouncements Not Yet Adopted

The Company does not believe there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 — BUSINESS COMBINATION AND DIVESTITURE

Avelead Acquisition

The Company acquired all of the equity interests of Avelead Consulting, LLC (“Avelead”) as part of the Company’s strategic expansion into the acute-care health care revenue cycle management industry on August 16, 2021 (the “Transaction”). The acquisition was completed on August 16, 2021.

On November 21, 2022, the Company made cash payments of $2,012,000 and issued 1,871,037 unregistered securities in the form of restricted common stock, par value $0.01 per share, with respect to the first year earnout consideration. The estimated aggregate value of the first year earnout payment is $5,000,000. The second (and final) year earnout payment, if any, will be payable on or about October 15,2023. These liabilities are reflected at the estimated fair value of the future commitment on the Company’s condensed consolidated balance sheet as Acquisition Earnout Liability.

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

Alpharetta Office Lease

On October 1, 2021, the Company entered into an agreement with a third-party to sublease its office space in Alpharetta, Georgia. The sublease term was for 18 months, which coincided with the Company’s underlying lease (see below). The Company received $292,000 from the sublessee over the term of the sublease. The sublease did not relieve the Company of its original obligation under the lease, and therefore the Company did not adjust the operating lease right-of-use asset and related liability. The sublease terminated on March 31, 2023. For the three months ended April 30, 2023, the Company recorded $32,000 as other income related to the sublease.

The Company entered into a lease for office space in Alpharetta, Georgia, on March 1, 2020. The lease terminated on March 31, 2023. At inception, the Company recorded a right-of use asset of $540,000, and related current and long-term operating lease obligation in the accompanying consolidated balance sheet. The Company used a discount rate of 6.5% to determine the lease liability. For the three months ended April 30, 2023 and 2022, the Company had lease operating costs of approximately $32,000 and $48,000, respectively.

Suwanee Office Lease

Upon acquiring Avelead on August 16, 2021 (refer to Note 3 – Business Combination and Divestiture), the Company assumed an operating lease agreement for the corporate office space of Avelead. The lessor is an entity controlled by one of the Sellers of Avelead and that Seller is employed by the Company. The initial 36-month term lease commenced March 1, 2019 and expired on February 28, 2022. The Company previously renewed the lease for an additional 12-month term which expired February 28, 2023 and was not renewed. For the three months ended April 30, 2023, the Company recorded rent expense of $6,000.

NOTE 5 — DEBT

Outstanding principal balances consisted of the following at:

	April 30, 2023	January 31, 2023
Term loan	$9,625,000	$9,750,000
Financing cost payable	88,000	69,000
Deferred financing cost	(96,000)	(105,000)
Total	9,617,000	9,714,000
Less: Current portion	(875,000)	(750,000)
Non-current portion of debt	$8,742,000	$8,964,000

Term Loan

On November 29, 2022, the Company executed a Second Modification to Second Amended and Restated Loan Agreement (the “Second Modification”). The Second Modification includes an expansion of the Company’s total borrowing to include a $2,000,000 non-formula revolving line of credit. The revolving line of credit will be co-terminus with the term loan and matures on August 26, 2026. There are no requirements to draw on the line of credit. Amounts outstanding under the line of credit portion of the Second Amended and Restated Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The Second Modification amended certain financial covenants in the Second Amended and Restated Loan Agreement. At April 30, 2023, there was no outstanding balance on the revolving line of credit.

Under the Second Amended and Restated Loan Agreement, the Company has a term loan facility with an initial maximum principal amount of $10,000,000. Amounts outstanding under the Second Amended and Restated Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The Second Amended and Restated Loan Agreement has a five-year term, and the maximum principal amount was advanced in a single-cash advance on or about the original closing date (August 2021). Interest is due monthly, and the Company shall make monthly interest-only payments through the one-year anniversary of the original closing date. Under the Second Amended and Restated Loan Agreement, principal repayments are required of $500,000 in the second year, $1,000,000 in the third year, $2,000,000 in the fourth year, and $3,000,000 in the fifth year, respectively, with the remaining outstanding principal balance and all accrued but unpaid interest due in full on the maturity date. The Second Amended and Restated Loan Agreement may also require early repayments if certain conditions are met.

The Second Amended and Restated Loan Agreement includes customary financial covenants as follows:

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

The Second Amended and Restated Loan Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements. For the period ended April 30, 2023, the Company was in compliance with the Second Amended and Restated Loan Agreement covenants. Substantially all the assets of the Company are collateralized by the Second Amended and Restated Loan Agreement.

Forecasting our business has certain assumptions and inputs on sales volumes, implementation timing, and estimation of expenses that inherently vary as to timing and amounts. The Company utilizes scenarios in its forecasting that include a base case, management case and best case to understand a range of possible outcomes in association with the forecasting process. Our forecast has the Company not achieving the “maximum debt to Adjusted EBITDA ratio” and “Fixed Charge Coverage Ratio” covenants, as described herein, at April 30, 2024, and for several quarters, thereafter. The Company’s inputs and assumptions underlying the forecast may change in the coming periods based on the market environment and the performance of our business. The Company has a good working relationship with its current banking partner, Western Alliance Bank. The Company has successfully modified the terms, including covenants, of the Second Amended and Restated Loan Agreement with Western Alliance Bank in the past and is currently in the process of modifying such covenants currently. The Company has received an indication of interest from Western Alliance Bank to modify all the existing covenants to be consistent with the Company’s forecasting.

The Company records costs related to the maintenance of the Second Amended and Restated Loan Agreement as deferred financing costs, net of the term loan. These deferred financing costs are being amortized over the remaining term of the loan. The Company has incurred $250,000 in financing costs which becomes payable at the earlier of the term date of the loan, or pre-payment. These costs are being accreted, through interest expense, to the full value of the $250,000 over the remaining term of the loan.

NOTE 6 — INCOME TAXES

Income tax expense increased to $53,000 for the three months ended April 31, 2023 compared to $11,000 in the prior year comparable period. The effective income tax rate on continuing operations of approximately (2)% differs from our combined federal and state statutory rate of 25% primarily due to the full valuation allowance the Company currently maintains on its net deferred tax asset.

At January 31, 2023, the Company had U.S. federal net operating loss carry forwards of $49,884,000. The Company also had state net operating loss carry forwards of $24,095,000, Federal R&D tax credit carry forwards of $1,666,000 and Georgia R&D tax credit carry forwards of $94,000, all of which expire through fiscal 2042.

The Company has recorded $344,000 and $333,000 in reserves for uncertain tax positions as of April 30, 2023 and January 31, 2023, respectively.

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

Registration of Shares Issued to 180 Consulting

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Consulting Agreement with 180 Consulting, LLC

On March 19, 2020, the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, pursuant to which 180 Consulting has provided and will continue to provide a variety of consulting services in support of eValuator products including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, through separate executed statements of work (“SOWs”). On September 20, 2021, the Company entered into a separate MSA in support of Avelead products. Certain of the SOWs include the ability of 180 Consulting to earn stock at a conversion rate to be calculated 20 days after the execution of the related SOW. The MSA includes a termination clause upon a 90-day written notice. While no related party has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to the Company under the MSA and the SOWs may share workspace and administrative costs with 121G Consulting, LLC (“121G”). 180 Consulting earned 127,099 and 56,070 shares for the three months ended April 30, 2023 and April 30, 2022, respectively, and has earned an aggregate of 1,042,303 shares through April 30, 2023. For services rendered by 180 Consulting during the three months ended April 30, 2023, the Company incurred fees of $953,000, and capitalized non-employee stock compensation of $23,000. The Company paid fees of $452,000 for services rendered by 180 Consulting during the three months ended April 30, 2022.

Inclusive of the MSA executed with 180 Consulting are SOWs that provide for the Company to sublicense a software through 180 Consulting that is owned by 121G. This is a services agreement for access to software that assists the Company in implementing and integrating with our clients’ technology. The license agreement is designed such that there is no material financial benefit that accrues to 121G. 180 Consulting licenses the software from 121G at cost. The Company paid approximately $117,000 and $83,000 for the SOWs that include the sublicense agreement in for the three months ended April 30, 2023 and 2022, respectively, which are included in the aforementioned totals above.

NOTE 9 - RELATED PARTY TRANSACTIONS

Refer to Note 3 – Business Combination and Divestiture. The Company acquired Avelead on August 16, 2021. In addition, the Company assumed a lease for corporate office space from a selling equityholder of Avelead that is now employed by the Company. This lease term ended February 2023. For the three months ended April 30, 2023 and April 30, 2022, the Company recorded rent expense of $6,000 and $19,000, respectively (refer to Note 4 – Operating Leases).

NOTE 10 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after April 30, 2023, and based on our evaluation, we did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Quarterly Report on Form 10-Q (this “Report”) and in other materials we file with the SEC or otherwise make public. This Report, therefore, contains statements about future events and expectations which are forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”), and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue, income, receivables, backlog, client attrition, acquisitions and other growth opportunities, sources of funding operations and acquisitions, the integration of our solutions, the performance of our channel partner relationships, the sufficiency of available liquidity, research and development, and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 and in our subsequent filings with the SEC, and include among others, the following:

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

On August 16, 2021, the Company entered into a Unit Purchase Agreement (“UPA”) to acquire Avelead, a recognized leader in providing solutions and services to improve revenue integrity for healthcare providers nationwide. The Company believes Avelead’s solutions will complement and extend the value the Company can deliver to its customers. Operations for Avelead are included in the Company’s consolidated financial information from the acquisition date. Refer to Note 3 – Business Combination and Divestiture in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for further information on the Avelead acquisition.

During the fiscal third quarter ended October 31, 2022, the Company strengthened its balance sheet through a capital raise. On October 24, 2022, the Company entered into purchase agreements with certain investors (the “2022 Offering”). Under these purchase agreements, the Company agreed to issue and sell, in a registered direct offering, an aggregate of 6,299,989 shares of common stock, par value $0.01 per share, at a purchase price of $1.32 per share. The gross proceeds to the Company from the 2022 Offering were approximately $8.3 million. The Company intends to use the proceeds of the 2022 Offering for general corporate purposes. The 2022 Offering closed on October 26, 2022.

The Company expanded its existing relationship with its debt partner, Western Alliance Bank, in the fourth quarter of 2022. On November 29, 2022, the Company executed a Second Modification to the Second Amended and Restated Loan Agreement (“Second Modification”). The Second Modification includes an expansion of the Company’s total borrowing to include a $2,000,000 non-formula revolving line of credit. The revolving line of credit will be co-terminus with the term loan, which matures on August 26, 2026. The Second Modification includes modified covenants through the term of the Second Amended and Restated Loan Agreement. See Item 1, Note 5 - Debt, for discussion of the Second Modification.

Results of Operations

Revenues

	Three Months Ended
($ in thousands):	April 30, 2023	April 30, 2022	Change	% Change
Software as a service	$3,175	$2,831	$344	12%
Maintenance and support	1,157	1,110	47	4%
Professional fees and licenses	1,000	1,994	(994)	(50)%
Total Revenues	$5,332	$5,935	$(603)	(10)%

Software as a Service (SaaS) — For the three months ended April 30, 2023, revenue from SaaS increased $344,000 compared to the prior year period. The increase in SaaS revenue for the three month period ended April 30, 2023 is primarily due to new customers on the Company’s eValuator product. The Company did experience one customer on eValuator that did not renew its contract during the fiscal first quarter ended April 30, 2023. The Company expects continued growth in its SaaS business across its growth products of eValuator, RevID and Compare throughout fiscal 2023.

We have approximately $5.1 million in annualized contract value of contracts to be implemented as of April 30, 2023. The industry has been impacted by hospital personnel shortages and a backlog of hospital IT projects. This has resulted in slower contract-to-implementation timelines, which is delaying revenue recognition for such contracts. It is uncertain how long these headwinds will impact our implementation timelines. However, strong growth in SaaS is expected to continue as these contracts are implemented. The Company expects to see double-digit percentage growth, sequentially, and year-over-year, in fiscal 2023 from its ongoing implementation efforts.

Maintenance and support — For the three months ended April 30, 2023, revenue from maintenance and support increased $47,000 compared to the prior year period. The increase is due to new maintenance subscriptions on previously licensed software. The Company does not anticipate maintenance and support growth due to the Company’s shift to its growth products that are classified as SaaS.

Professional fees and licenses —For the three months ended April 30, 2023, revenue from software licenses remained consistent compared to the prior year period. The Company has shifted its business from perpetual software licenses to a software as a service (SaaS) model. Software license sales come solely from our channel partners; therefore, the periodic amounts are less predictable and consistent than recurring revenues.

For the three months ended April 30, 2023, revenue from professional services decreased by $862,000 compared to the prior year period. The decrease in professional fees and services is primarily driven by the termination of a client consulting agreement at the close of fiscal year 2022 that did not align with the Company’s long-term strategy. The Company is primarily focused on SaaS growth, and, accordingly, is not expecting growth in professional services.

For the three months ended April 30, 2023, revenue from audit services decreased $136,000 compared to the prior year periods. The decrease includes revenue from new audit service agreements offset by terminated agreements. The Company is primarily focused on utilizing audit services to support its technology, eValuator. Accordingly, the Company does not expect revenue growth in the future in audit services.

Cost of Sales

	Three Months Ended
($ in thousands):	April 30, 2023	April 30, 2022	Change	% Change
Cost of software as a service	$1,589	$1,497	$92	6%
Cost of maintenance and support	89	46	43	93%
Cost of professional fees and licenses	1,108	1,666	(558)	(33)%
Total Cost of Sales	$2,786	$3,209	$(423)	(13)%

Cost of software as a services (SaaS) - The cost of SaaS solutions is comprised of salaries, amortization of capitalized software development, and third-party content provider costs. For the three months ended April 30, 2023, the $92,000 increase as compared to the prior year period was primarily driven by an increase in third-party content provider costs due to increased transaction volume. The Company expects cost of SaaS will continue to increase as revenue increases.

Certain costs in SaaS solutions are tied to volumes, such as number of users. These costs include coding tools supporting eValuator and a third-party system that is intended to help move data from the hospital system to our systems. Included in cost of SaaS solutions are non-cash expenditures of $554,000 including the amortization of capitalized software which impacts margin by 17%. The Company expects margins related to SaaS solutions to increase in the future for clients currently in the process of implementation. Certain costs, such as labor and third-party content providers, impact the gross margin before a customer is fully implemented and revenue is recognized.

Cost of maintenance and support - The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party content provider contracts. The costs for the three months ended April 30, 2023 remained consistent with the comparable prior year period.

Cost of professional fees and licenses - The cost of professional fees and licenses include each of professional services, audit and coding services and software licenses.

The cost of professional fees includes compensation and benefits for personnel and related expenses. For the three months ended April 30, 2023, a decrease in professional services costs was driven by a large customer contract cancellation resulting in lower personnel and third-party contractor cost of $558,000. This lower cost of professional fees is expected to continue, when compared with prior year, throughout fiscal year 2023.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. These costs for the three months ended April 30, 2023 increased $68,000 compared to the respective prior year period due to an increase in employee related expenses.

The cost of software licenses decreased by $43,000 due to lower amortization of development costs related to the Company’s coding/CDI product. The Company expects software license costs to continue to decrease due to the maturity of the non-SaaS software products.

Selling, General and Administrative Expense

	Three Months Ended
($ in thousands):	April 30, 2023	April 30, 2022	Change	% Change
General and administrative expenses	$2,584	$2,779	$(195)	(7)%
Sales and marketing expenses	1,222	1,722	(500)	(29)%
Total selling, general, and administrative expense	$3,806	$4,501	$(695)	(15)%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. For the three months ended April 30, 2023, the decrease in general and administrative expenses of $195,000 was driven primarily by severance expense, which accounted for a decrease of $118,000 over the prior year period, as part of the Company’s strategic plan to simplify the Company’s business in order to drive sustainable growth and improve profitability and cash flows. The Company previously announced an “alignment” bringing the Avelead business together with its eValuator business. The resulting severance expense is included in General and administrative expenses and Sales and marketing expense for each period.

Sales and marketing expenses consist primarily of compensation and related benefits and travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. For the three months ended April 30, 2023, the decrease of $500,000 was primarily driven by a decrease in salaries, benefits, and accrued severance of $232,000, associated with the Company’s previously announced alignment, and expansion and upgrade of its direct and indirect sales personnel, as well as a decrease in professional services of $240,000.

Research and Development

	Three Months Ended
($ in thousands):	April 30, 2023	April 30, 2022	Change	% Change
Research and development expense	$1,701	$1,312	$389	30%
Capitalized research and development cost	$404	$510	$(106)	(21)%

Research and development expense consists primarily of compensation and related benefits and the use of independent contractors for specific near-term development projects. Research and development expenses for the three months ended April 30, 2023 increased by approximately $389,000 compared to the prior year period. The increase was primarily driven by (i) lower costs capitalized to capitalized research and development cost, (ii) the ongoing architectural improvement project for RevID and Compare products, and (iii) a project to utilize artificial intelligence on the rules engine of eValuator.

Capitalized research and development costs for the three months ended April 30, 2023 decreased by approximately $106,000 compared to the prior year period due primarily to fewer projects being capitalized than in the prior quarter.

We expect total research and development costs (primarily research and development expense) will continue at levels consistent with the first quarter throughout the remainder of fiscal 2023. As the Company completes its investment in the architecture of the Avelead technology, the Company plans to replace this effort with a project for the user interface on eValuator. The artificial intelligence project on the rules within eValuator should come to a close in the Company’s fiscal second quarter ending July 31, 2023.

Acquisition-related Costs

	Three Months Ended
($ in thousands):	April 30, 2023	April 30, 2022	Change	% Change
Acquisition-related Costs	$35	$90	$(55)	(61)%

Refer to Note 2 – Summary of Significant Accounting Policies – Other Operating Costs – Acquisition-related costs – in the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for further details with respect to acquisition-related costs. For the three months ended April 30, 2023 and April 30, 2022, the Company incurred certain acquisition-related costs related to the acquisition of Avelead totaling $35,000 and $90,000, respectively, consisting primarily of fees for professional services.

Other Income (Expense)

	Three Months Ended
($ in thousands):	April 30, 2023	April 30, 2022	Change	% Change
Interest expense	$(248)	$(132)	$(116)	88%
Acquisition earnout valuation adjustments	364	500	(136)	(27)%
Miscellaneous income	32	33	(1)	(3)%
Total other (expense) income	$148	$401	$(253)	(63)%

Interest expense consists of interest associated with the term loan, deferred financing costs, less interest related to capitalization of software. Interest expense increased for the three months ended April 30, 2023 from the comparable prior year period primarily due to the $10,000,000 term loan with Western Alliance Bank (See Note 5 – Debt) and increased interest rates. The interest rate increases that have been put into effect to date, are expected to continue to increase interest expense (year over year) through the remainder of fiscal 2023.

Acquisition earnout valuation adjustments for the three months ended April 30, 2023 include a valuation adjustment of $364,000 compared to $500,000 for the prior year period. The valuation adjustment is related to the acquisition earnout liabilities associated with the Avelead acquisition (Refer to Note 3 – Business Combination and Divestiture of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”).

Miscellaneous income for the three months ended April 30, 2023 includes $33,000 related to the sublease of the Alpharetta location (Refer to Note 4 – Operating Leases of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”).

Provision for Income Taxes

We recorded income tax expense of $53,000 and $11,000 for the three months ended April 30, 2023 and 2022, respectively, which is comprised of estimated federal, state and local income tax provisions. The Company has a substantial amount of net operating losses for federal and state income tax purposes.

Use of Non-GAAP Financial Measures

In order to provide investors with greater insight and allow for a more comprehensive understanding of the information used by management and the Board of Directors in its financial and operational decision-making, the Company has supplemented the condensed consolidated financial statements presented on a GAAP basis in this Report with the following non-GAAP financial measures: EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define: (i) EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation, amortization, share-based compensation expense, transaction related expenses and other expenses that do not relate to our core operations such as severances and impairment charges; and (iii) Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of GAAP net revenue. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a supplemental understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the board, and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure (primarily interest charges), asset base (primarily depreciation and amortization), items outside the control of the management team (taxes) and expenses that do not relate to our core operations including: transaction-related expenses (such as professional and advisory services), corporate restructuring expenses (such as severances) and other operating costs that are expected to be non-recurring. Adjusted EBITDA removes the impact of share-based compensation expense, which is another non-cash item.

The Board of Directors and management also use these measures (i) as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and (ii) as a performance evaluation metric in determining achievement of certain executive and associate incentive compensation programs.

Our lender uses a measurement that is similar to the Adjusted EBITDA measurement described herein to assess our operating performance. The lender under our Second Amended and Restated Loan Agreement requires delivery of compliance reports certifying compliance with financial covenants, certain of which are based on a measurement that is similar to the Adjusted EBITDA measurement reviewed by our management and Board of Directors.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are not measures of liquidity under GAAP or otherwise and are not alternatives to cash flow from continuing operating activities, despite the supplemental information provided by these measures regarding the use and analysis of these measures as mentioned above. EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin, as disclosed in this Report have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA and its variations are:

●	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	EBITDA does not reflect the interest expense, or the cash requirements to service interest or principal payments under our Second Amended and Restated Loan Agreement;

●	EBITDA does not reflect income tax payments that we may be required to make; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

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

The following table reconciles EBITDA and Adjusted EBITDA to net loss from continuing operations for the three months ended April 30, 2023 (amounts in thousands). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended
In thousands	April 30, 2023	April 30, 2022
Adjusted EBITDA Reconciliation
Loss from continuing operations	$(2,901)	$(2,787)
Interest expense	248	132
Income tax expense	53	11
Depreciation and amortization	1,031	1,083
EBITDA	$(1,569)	$(1,561)
Share-based compensation expense	572	326
Non-cash valuation adjustments	(364)	(500)
Acquisition-related cost, severance, and transaction-related bonuses	57	501
Other non-recurring expenses	(33)	(48)

Adjusted EBITDA	$(1,337)	$(1,282)
Adjusted EBITDA margin (1)	(25)%	(22)%

(1)	Adjusted EBITDA as a percentage of GAAP net revenue.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective, or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

Liquidity and Capital Resources

The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenue and collection of contractual amounts from customers, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter to quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or SaaS data center infrastructure. Operations are funded with cash generated by operations and borrowings under credit facilities. The Company believes its cash on-hand along with its term debt and revolving credit line is sufficient to support its operations until it is able to continually generate cash from operations. At April 30, 2023, the Company had cash on its balance sheet of $5,987,000.

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

The Company has liquidity through the Second Amended and Restated Loan Agreement described in more detail in Note 5 – Debt in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”. The Company has a term loan facility with an initial, maximum, principal amount of $10,000,000. Amounts outstanding under the Second Amended and Restated Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The Second Modification amended the covenants of the Second Amended and Restated Loan Agreement. Refer to Note 5 – Debt for information regarding the Second Modification. At April 30, 2023, there was no outstanding balance on the revolving line of credit.

The Second Amended and Restated Loan Agreement includes customary financial covenants, including the requirements that the Company achieve certain EBITDA levels and fixed coverage ratios and maintain certain cash balances and certain recurring revenue levels. The Second Amended and Restated Loan Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. As of April 30, 2023, the Company was in compliance with all debt covenants under the Second Amended and Restated Loan Agreement.

Forecasting our business has certain assumptions and inputs on sales volumes, implementation timing, and estimation of expenses that inherently vary as to timing and amounts. The Company utilizes scenarios in its forecasting that include a base case, management case and best case to understand a range of possible outcomes in association with the forecasting process. Our forecast has the Company not achieving the “maximum debt to Adjusted EBITDA ratio” and “Fixed Charge Coverage Ratio” covenants, as described herein, at April 30, 2024, and for several quarters, thereafter. The Company’s inputs and assumptions underlying the forecast may change in the coming periods based on the market environment and the performance of our business. The Company has a good working relationship with its current banking partner, Western Alliance Bank. The Company has successfully modified the terms, including covenants, of the Second Amended and Restated Loan Agreement with Western Alliance Bank in the past and is currently in the process of modifying such covenants. The Company has received an indication of interest from Western Alliance Bank to modify the existing covenants to be consistent with the Company’s forecasting.

On November 22, 2022, the Company paid the first year earnout payment to the selling equityholders of Avelead in accordance with the UPA. (See Item 1, Note 3 – Business Acquisition and Divestiture.) The Company paid cash of $2,012,000 and issued 1,871,037 shares of restricted common stock, $0.01 par value. The estimated aggregate value of the first year earnout was approximately $5,000,000. The second (and final) year earnout payment, if any, will be payable on or about October 15, 2023. These liabilities are reflected at the net present value of the future commitment on the Company’s balance sheet, as Acquisition Earnout Liability.

The Company believes that cash flows from operations, the cash from the 2022 Offering and available credit facilities are adequate to fund current obligations for the next twelve months from issuance of these financial statements. Cash and cash equivalent balances at April 30, 2023 and January 31, 2023 were approximately $5,987,000 and $6,598,000, respectively. Continued expansion may require the Company to take on additional debt or raise capital through the issuance of additional equity securities, or a combination of both. There can be no assurance the Company will be able to obtain the capital required to fund further expansion.

Significant cash obligations

(in thousands)	April 30, 2023	January 31, 2023
Term loan (1)	$9,617	$9,714
Acquisition earnout liability (2)	3,374	3,378

(1)

Term loan balance is reported net of deferred financing costs of $96,000 and $105,000 as of April 30, 2023 and January 31, 2023, respectively, and financing cost payable of $88,000 and $69,000 as of April 30, 2023 and January 31, 2022, respectively. Refer to Note 5 – Debt for additional information. The term loan payable as of April 30, 2023 and January 31, 2023 was bank term debt under the Second Amended and Restated Loan Agreement.

(2)	The fair value of the acquisition earnout liability is based upon a probability-weighted discounted cash flow as of April 30, 2023 and January 31, 2023, respectively. The second year earnout will be paid on or about October 15, 2023, subject to a dispute and resolution period. Refer to Note 3 — Business Combination and Divestiture for additional information.

Operating cash flow activities

	Three months Ended
(in thousands)	April 30, 2023	April 30, 2022
Net loss from continuing operations	$(2,901)	$(2,787)
Non-cash adjustments to net loss	1,306	942
Cash impact of changes in assets and liabilities	1,721	575
Net cash provided by (used in) operating activities	$126	$(1,270)

The lower use of cash used in operating activities is due to the higher non-cash adjustments and changes in assets and liabilities for the three months ended April 30, 2023. For the three months ended April 30, 2013, accounts and contract receivables decreased by approximately $3,900,000, and deferred revenues decreased $1,042,000 compared with the prior year period. In addition, accrued expenses as of April 30, 2023 decreased by approximately $800,000 as compared with the prior year period, primarily due to accrued bonuses that were paid at the beginning of fiscal year 2023.

Investing cash flow activities

	Three months Ended
(in thousands)	April 30, 2023	April 30, 2022
Purchases of property and equipment	$(29)	$—
Capitalized software development costs	(404)	(519)
Net cash used in investing activities	$(433)	$(519)

The cash used in investing activities for the three months ended April 30, 2023 and April 30, 2022, includes capitalized software development costs. Operationally, the Company has a more focused effort on the spend for software development projects. See discussion and analysis in “Research and development costs” above.

Financing cash flow activities

	Three months Ended
(in thousands)	April 30, 2023	April 30, 2022
Repayment of term loan payable	$(125)	$—
Payments related to settlement of employee share-based awards	$(179)	$(141)
Net cash used in financing activities	$(304)	$(141)

The cash used in financing activities in the three months ended April 30, 2023 and April 30, 2022, includes payments related to settlement of employee share-based awards. The Company also made principal payments related to the Second Amended and Restated Loan Agreement for the three months ended April 30, 2023.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer (who serves as our principal executive officer) and our Senior Vice President and Chief Financial Officer (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of April 30, 2023. Based on that evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. We are not aware of any legal matters that could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Item 1A. RISK FACTORS

An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described in our Annual Report on Form 10-K for the year ended January 31, 2023 which Annual Report includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as disclosed in our Annual Report. If any of the risks develop into actual events, our business, financial condition, or results of operations could be negatively affected, the market price of our common stock or other securities could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2023, the Company issued to 180 Consulting an aggregate of 100,927 shares of common stock as compensation for services previously rendered during the three months ended January 31, 2023. Such shares were issued pursuant to the Master Services Agreement, effective March 19, 2020, by and between the Company and 180 Consulting and related statements of work. The shares were issued in a private placement in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

The following table sets forth information with respect to our repurchases of common stock during the three months ended April 30, 2023:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	that May
	Total		as Part of	Yet Be
	Number of		Publicly	Purchased
	Shares	Average	Announced	under the
	Purchased	Price Paid	Plans or	Plans or
	(1)	per Share	Programs	Programs
February 1 - February 28	36,427	$2.25	—	—
March 1 - March 31	49,638	1.87	—	—
April 1 - April 30	2,261	1.75	—	—
Total	88,326	$2.02	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended April 30, 2023.

Item 6. EXHIBITS

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed September 15, 2014).
3.2	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed May 24, 2021).
3.3	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed June 8, 2022).
3.4	Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014 (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed April 3, 2014).
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: June 14, 2023	By:	/s/ WYCHE T. “TEE” GREEN, III
Wyche T. “Tee” Green, III Chief Executive Officer

DATE: June 14, 2023	By:	/s/ Thomas J. Gibson
Thomas J. Gibson
Chief Financial Officer

