Form 10-Q
period 2023-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2023-09-14
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value per share, as of September 10, 2023 was 58,895,071.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	July 31, 2023	January 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,087,000	$6,598,000
Accounts receivable, net of allowance for credit losses of $94,000 and $132,000, respectively	2,790,000	7,719,000
Contract receivables	940,000	960,000
Prepaid and other current assets	895,000	710,000
Total current assets	8,712,000	15,987,000
Non-current assets:
Property and equipment, net of accumulated amortization of $266,000 and $246,000 respectively	106,000	79,000
Right-of use asset for operating lease	—	32,000
Capitalized software development costs, net of accumulated amortization of $7,107,000 and $6,224,000, respectively	6,105,000	5,846,000
Intangible assets, net of accumulated amortization of $3,527,000 and $2,627,000, respectively	13,893,000	14,793,000
Goodwill	23,089,000	23,089,000
Other	1,410,000	1,695,000
Total non-current assets	44,603,000	45,534,000
Total assets	$53,315,000	$61,521,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(rounded to the nearest thousand dollars, except share and per share information)

	July 31, 2023	January 31, 2023
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$657,000	$626,000
Accrued expenses	1,939,000	3,265,000
Current portion of term loan	1,000,000	750,000
Deferred revenues	6,724,000	8,361,000
Current portion of operating lease obligation	—	35,000
Acquisition earnout liability	3,015,000	3,738,000
Total current liabilities	13,335,000	16,775,000
Non-current liabilities:
Term loan, net of current portion and deferred financing costs	8,517,000	8,964,000
Deferred revenues, less current portion	212,000	167,000
Other non-current liabilities	147,000	104,000
Total non-current liabilities	8,876,000	9,235,000
Total liabilities	22,211,000	26,010,000
Commitments and contingencies – Note 8
Stockholders’ equity:
Common stock, $0.01 par value per share, 85,000,000 shares authorized; 58,895,071 and 57,567,210 shares issued and outstanding, respectively	589,000	576,000
Additional paid in capital	132,933,000	131,973,000
Accumulated deficit	(102,418,000)	(97,038,000)
Total stockholders’ equity	31,104,000	35,511,000
Total liabilities and stockholders’ equity	$53,315,000	$61,521,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenues:
Software as a service	$3,531,000	$3,117,000	$6,706,000	$5,948,000
Maintenance and support	1,100,000	1,118,000	2,257,000	2,228,000
Professional fees and licenses	1,139,000	1,757,000	2,139,000	3,751,000
Total revenues	5,770,000	5,992,000	11,102,000	11,927,000
Operating expenses:
Cost of software as a service	1,893,000	1,532,000	3,482,000	3,029,000
Cost of maintenance and support	32,000	90,000	121,000	136,000
Cost of professional fees and licenses	1,022,000	1,582,000	2,130,000	3,248,000
Selling, general and administrative expense	4,107,000	3,934,000	7,913,000	8,435,000
Research and development	1,305,000	1,461,000	3,006,000	2,773,000
Acquisition-related costs	9,000	49,000	44,000	139,000
Total operating expenses	8,368,000	8,648,000	16,696,000	17,760,000
Operating loss	(2,598,000)	(2,656,000)	(5,594,000)	(5,833,000)
Other (expense) income:
Interest expense	(267,000)	(189,000)	(515,000)	(321,000)
Acquisition earnout valuation adjustments	359,000	(475,000)	723,000	25,000
Other	(1,000)	50,000	31,000	83,000
Loss before income taxes	(2,507,000)	(3,270,000)	(5,355,000)	(6,046,000)
Income tax expense	(8,000)	(2,000)	(61,000)	(13,000)
Net loss	$(2,515,000)	$(3,272,000)	$(5,416,000)	$(6,059,000)

Basic and Diluted Earnings Per Share:
Net loss per common share – basic and diluted	$(0.04)	$(0.07)	$(0.10)	$(0.13)
Weighted average number of common shares – basic and diluted	56,357,684	47,231,296	56,164,282	47,129,879

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

	Common stock (Shares)	Common Stock (Amount)	Additional paid in capital	Accumulated deficit	Total stockholders’ equity

Balance at January 31, 2023	57,567,210	$576,000	$131,973,000	$(97,038,000)	$35,511,000
Restricted stock issued	1,185,927	12,000	(12,000)	—	—
Restricted stock forfeited	(28,400)	(1,000)	1,000	—	—
Surrender of shares	(88,326)	(1,000)	(178,000)	—	(179,000)
Share-based compensation	—	—	595,000	—	595,000
Adoption of ASU 2016-13	—	—	—	36,000	36,000
Net loss	—	—	—	(2,901,000)	(2,901,000)
Balance at April 30, 2023	58,636,411	586,000	132,379,000	(99,903,000)	33,062,000

Restricted stock issued	385,720	4,000	(4,000)	—	—
Restricted stock forfeited	(77,000)	(1,000)	1,000	—	—
Surrender of shares	(50,060)	—	(73,000)	—	(73,000)
Share-based compensation	—	—	630,000	—	630,000
Net loss	—	—	—	(2,515,000)	(2,515,000)
Balance at July 31, 2023	58,895,071	$589,000	$132,933,000	$(102,418,000)	$31,104,000

	Common stock (Shares)	Common Stock (Amount)	Additional paid in capital	Accumulated deficit	Total stockholders’ equity

Balance at January 31, 2022	47,840,950	$478,000	$119,225,000	$(86,659,000)	$34,044,000
Restricted stock issued	408,031	4,000	(4,000)	—	—
Restricted stock forfeited	(63,900)	—	—	—	—
Surrender of shares	(95,701)	(1,000)	(140,000)	—	(141,000)
Share-based compensation	—	—	326,000	—	326,000
Net loss	—	—	—	(2,787,000)	(2,787,000)
Balance at April 30, 2022	48,089,380	481,000	119,407,000	(89,446,000)	31,442,000

Exercise of Stock Options	5,000	—	6,000	—	6,000
Restricted stock issued	726,801	7,000	(7,000)	—	—
Restricted stock forfeited	(20,000)	—	—	—	—
Share-based compensation	—	—	331,000	—	331,000
Net loss	—	—	—	(3,272,000)	(3,272,000)
Balance at July 31, 2022	48,801,181	$488,000	$119,737,000	$(91,718,000)	$28,507,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

	Six Months Ended July 31,
	2023	2022
Net loss	$(5,416,000)	$(6,059,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,134,000	2,199,000
Acquisition earnout valuation adjustments	(723,000)	(25,000)
Provision for deferred income taxes	43,000	—
Share-based compensation expense	1,109,000	657,000
Provision for credit losses	—	21,000
Changes in assets and liabilities:
Accounts and contract receivables	4,985,000	329,000
Other assets	(146,000)	(742,000)
Accounts payable	31,000	(109,000)
Accrued expenses and other liabilities	(1,361,000)	364,000
Deferred revenue	(1,592,000)	414,000
Net cash used in operating activities	(936,000)	(2,951,000)
Cash flows from investing activities:
Purchases of property and equipment	(47,000)	(10,000)
Capitalization of software development costs	(1,026,000)	(871,000)
Net cash used in investing activities	(1,073,000)	(881,000)
Cash flows from financing activities:
Repayment of bank term loan	(250,000)	—
Payments related to settlement of employee share-based awards	(252,000)	(141,000)
Other	—	6,000
Net cash used in financing activities	(502,000)	(135,000)
Net decrease in cash and cash equivalents	(2,511,000)	(3,967,000)
Cash and cash equivalents at beginning of period	6,598,000	9,885,000
Cash and cash equivalents at end of period	$4,087,000	$5,918,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2023

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

The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The condensed consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and each of its wholly-owned subsidiaries. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent annual report on Form 10-K. Operating results for the three and six months ended July 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2024.

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

Going Concern

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. To date, the Company has not generated sufficient revenues to allow it to generate free cash flow from operations. The Company has historically accumulated losses and used cash from its financing activities to supplement its operations. Further, the Company’s current forecast projects the Company may not be able to maintain compliance with certain of its financial covenants under its current credit agreement in the future. These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

In view of these matters, continuation as a going concern is dependent upon the Company’s ability to achieve cash from operations and raise additional debt or equity capital to fund its ongoing operations. The Company expects to achieve positive operating cashflow in the next three fiscal quarters based upon executed contracts which it expects to be fully implemented. This is the first critical step to achieving cash from operations.

The Company has approximately $9.7 million in debt outstanding which represents a debt-to-annual recurring revenue (ARR) ratio of approximately 0.50. The Company believes it has capacity to increase its debt-to-ARR ratio from 0.50 to 1.00 which would add approximately $9.0 million in cash to the Company’s balance sheet. The Company believes a debt-to-ARR ratio of 1.00 is consistent with industry norms. The Company believes it will achieve positive operating cashflow in the coming fiscal quarters from unimplemented executed contracts and expects to refinance its existing debt. In addition to funding operating losses, we are obligated to pay approximately $1.2 million in cash for the Avelead earnout on or about October 2023 and $1.0 million in principal payments on the Company’s term debt over the next twelve months from July 31, 2023.

While the Company is confident in its ability to refinance its existing debt, it does not have written or executed agreements as of the issuance of this Form 10-Q. The Company’s ability to refinance its existing debt is based upon credit markets and economic forces that are outside of its control. The Company believes it has a good working relationship with its current banking partner, Western Alliance Bank, and has seen a positive trend in the credit markets as of late. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company.

The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. There were no transfers of assets or liabilities between Levels 1, 2, or 3 during the six months ended July 31, 2023 and 2022.

The table below provides information on the fair value of our liabilities:

	Total Fair	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At January 31, 2023
Acquisition earnout liability (1)	$3,738,000	$—	$—	$3,738,000
At July 31, 2023
Acquisition earnout liability (1)	$3,015,000	$—	$—	$3,015,000

(1)	The fair value of the acquisition earnout liability is based upon a probability-weighted discounted cash flow that was completed at the date of acquisition and updated as of July 31, 2023. The change in the fair value of the acquisition earnout liability decreased $359,000 and $723,000 for the three and six months ended July 31, 2023. The change in the fair value is recognized in “Acquisition earnout valuation adjustments” in the accompanying condensed consolidated statement of operations.

The probability-weighted discounted cash flow is calculated using a Monte Carlo valuation method. The valuation model provides numerous outcomes. The outcomes are averaged and discounted to present value, which provides the current value point estimate. .. A range of possible outcomes is not available under the specific valuation method that was used in determining fair value of the acquisition earnout liability. The significant inputs include our forecast of Avelead SaaS revenue, the probabilities associated with each of (i) a change in control or (ii) a certain client termination, as well as other normal and customary inputs to financial models, including but not limited to, risk factors and interest rates.

The fair value of the Company’s term loan under its Second Amended and Restated Loan and Security Agreement (as amended and modified, the “Second Amended and Restated Loan Agreement”) was determined through an analysis of the interest rate spread from the date of closing the loan (August 2021) to the date of the most recent balance sheets, July 31, 2023 and January 31, 2023. The term loan bears interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The prime rate is variable and, thus accommodates changes in the market interest rate. However, the interest rate spread (the 1.5% added to the Prime Rate) is fixed. We estimated the impact of the changes in the interest rate spread by analogizing the effect of the change in the published “Corporate Bond Rates,” reduced for any changes in the market interest rate. This provided us with an estimated change to the interest rate spread of approximately 0.5% from the date we entered the debt agreement to the end of the second quarter, July 31, 2023 and end of the fiscal year, January 31, 2023. The fair value of the debt as of July 31, 2023 and January 31, 2023 was estimated to be $9,301,000 and $9,550,000, respectively, or a discount to book value of $199,000 and $200,000, respectively. Long-term debt is classified as Level 2.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Three Months Ended		Six Months Ended
	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022
Over time revenue	$5,770,000	$5,940,000	$11,028,000	$11,804,000
Point in time revenue	—	52,000	74,000	5,940,000
Total revenue	$5,770,000	$5,992,000	$11,102,000	$11,927,000

The Company includes revenue categories of (i) over time and (ii) point in time revenue. The Company includes revenue categories of (i) SaaS, (ii) maintenance and support, (iii) professional services, and (iv) audit services as over time revenue. For point in time revenue, the performance obligation is recognized as the point in time when the obligation is fully satisfied. The Company includes (i) software licenses as point in time revenue.

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenue includes payments received in advance of performance under the contract. The Company’s contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the six months ended July 31, 2023, the Company recognized approximately $4,815,000 in revenue from deferred revenues outstanding as of January 31, 2023. Revenue allocated to remaining performance obligations was $25,352,000 as of July 31, 2023, of which the Company expects to recognize approximately 69% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

The Company defers the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the period of expected benefit which is the contractual term. As of July 31, 2023 and January 31, 2023, the Company had deferred costs of $84,000 and $94,000, respectively, net of accumulated amortization of $211,000 and $176,000, respectively. Amortization expense of these costs was $17,000 and $21,000 for the three months ended July 31, 2023 and 2022, respectively, and $34,000 and $40,000 for the six months ended July 31, 2023 and 2022, respectively, and is included in cost of software as a service in the condensed consolidated statements of operations.

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

As of July 31, 2023 and January 31, 2023, deferred commission costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totaled $1,325,000 and $1,534,000, respectively, net of accumulated amortization of $1,074,000 and $820,000, respectively. Amortization expense associated with deferred sales commissions, which is included in the condensed consolidated statements of operations, was $125,000 and $95,000 for the three months ended July 31, 2023 and 2022, respectively. Amortization expense for the six months ended July 31, 2023 and 2022 was $254,000 and $186,000, respectively. There were no impairment losses for these capitalized costs for these periods.

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period, and forfeitures are recognized as incurred. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the entity had paid cash for the goods or services. The Company incurred total compensation expense related to share-based awards for the three and six months ended July 31, 2023 of $537,000 and $1,109,000, respectively, which includes $93,000 and $116,000, respectively, of capitalized non-employee stock compensation, compared to share-based compensation expense of $331,000 and $657,000, respectively, for the three and six months ended July 31, 2022.

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

The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market closing price per share on the grant date. For the three and six months ended July 31, 2023, the Company issued 0 and 1,085,000 shares of restricted common stock to employees, respectively, compared to 470,000 and 800,000 shares of restricted common stock for the three and six months ended July 31, 2022, respectively. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically a three-year period.

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

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At July 31, 2023, the Company believes it has appropriately accounted for any uncertain tax positions.

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

The following is the calculation of the basic and diluted net loss per share of common stock for the three and six months ended July 31, 2023 and 2022:

	Three Months Ended		Six Months Ended
	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022
Basic and diluted loss per share:
Net loss	$(2,515,000)	$(3,272,000)	$(5,416,000)	$(6,059,000)
Basic and diluted net loss per share of common stock from operations	$(0.04)	$(0.07)	$(0.10)	$(0.13)
Weighted average shares outstanding – Basic (1)	56,357,684	47,231,296	56,164,282	47,129,879
Effect of dilutive securities – Stock options and Restricted stock (2)	—	—	—	—
Weighted average shares outstanding – Diluted	56,357,684	47,231,296	56,164,282	47,129,879

(1)	Includes the effect of vested and excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of July 31, 2023 and 2022, there were 2,484,071 and 1,564,031 unvested restricted shares of common stock outstanding, respectively.

(2)	Diluted net loss per share excludes the effect of shares that are anti-dilutive. For the three and six months ended July 31, 2023, diluted earnings per share excludes 618,958 outstanding stock options and 2,484,071 unvested restricted shares of common stock. For the three and six months ended July 31, 2022, diluted earnings per share excludes 684,125 outstanding stock options and 1,564,031 unvested restricted shares of common stock.

Other Operating Costs

Acquisition-related Costs

For the three months and six months ended July 31, 2023, the Company incurred certain acquisition-related costs related to the acquisition of Avelead totaling $9,000 and $44,000, respectively, consisting primarily of professional service fees. For the three and six months ended July 31, 2022, the Company incurred acquisition-related costs totaling $49,000 and $139,000 respectively, consisting primarily of professional service fees.

Non-Cash Items

For the six months ended July 31, 2023, the Company recorded capitalized software purchased with stock, totaling $116,000, as non-cash items related to the condensed consolidated statements of cash flow.

Accounting Pronouncements Recently Adopted

On February 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended. ASU 2016-13 requires an allowance for expected credit losses to be applied to financial assets at inception and reflect the risk of credit loss over the life of the asset. The Company estimated current expected credit losses based on historical credit loss rates and applied an increase to account for future economic conditions. The Company’s allowance for doubtful accounts as of January 31, 2023, prior to the adoption of ASU 216-13, was $132,000. The Company estimated the current expected credit loss related to accounts receivable as of the adoption date of February 1, 2023 to be $96,000. The Company recorded the adjustment in accounting policy change of $36,000 to the opening accumulated deficit balance for the year of adoption.

	January 31, 2023	CECL Adoption	Provision adjustments	Write-offs & Recoveries	July 31, 2023
Allowance for credit losses	$(132,000)	$36,000	—	—	$(96,000)

For the period ended July 31, 2023, the Company estimated the current expected credit loss related to accounts receivable using historical credit loss rates and applied an adjustment to account for future economic conditions in accordance with ASU 2016-13. The Company had no further impact on the allowance for credit losses during the six month period ended July 31, 2023.

Recent Accounting Pronouncements Not Yet Adopted

The Company does not believe there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 — BUSINESS COMBINATION

Avelead Acquisition

The Company acquired all of the equity interests of Avelead Consulting, LLC (“Avelead”) as part of the Company’s strategic expansion into the acute-care health care revenue cycle management industry (the “Transaction”). The Transaction was completed on August 16, 2021.

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

Alpharetta Office Lease

On October 1, 2021, the Company entered into an agreement with a third-party to sublease its office space in Alpharetta, Georgia. The sublease term was for 18 months, which coincided with the Company’s underlying lease (see below). The Company received $292,000 from the sublessee over the term of the sublease. The sublease did not relieve the Company of its original obligation under the lease, and therefore the Company did not adjust the operating lease right-of-use asset and related liability. The sublease terminated on March 31, 2023. For the six months ended July 31, 2023, the Company recorded $32,000 as other income related to the sublease.

The Company entered into a lease for office space in Alpharetta, Georgia, on March 1, 2020. The lease terminated on March 31, 2023. At inception, the Company recorded a right-of use asset of $540,000, and related current and long-term operating lease obligation in the accompanying consolidated balance sheet. The Company used a discount rate of 6.5% to determine the lease liability. For the six months ended July 31, 2023 and 2022, the Company had lease operating costs of approximately $32,000 and $97,000, respectively.

Suwanee Office Lease

Upon acquiring Avelead on August 16, 2021 (refer to Note 3 – Business Combination), the Company assumed an operating lease agreement for the corporate office space of Avelead. The lessor is an entity controlled by one of the sellers of Avelead and that seller is a former employee of the Company. The initial 36-month term lease commenced March 1, 2019 and expired on February 28, 2022. The Company previously renewed the lease for an additional 12-month term which expired February 28, 2023 and was not renewed. For the six months ended July 31, 2023, the Company recorded rent expense of $6,000.

NOTE 5 — DEBT

Outstanding principal balances consisted of the following at:

	July 31, 2023	January 31, 2023
Term loan	$9,500,000	$9,750,000
Financing cost payable	104,000	69,000
Deferred financing cost	(87,000)	(105,000)
Total	9,517,000	9,714,000
Less: Current portion	(1,000,000)	(750,000)
Non-current portion of debt	$8,517,000	$8,964,000

Term Loan

On November 29, 2022, the Company executed a Second Modification to Second Amended and Restated Loan Agreement (the “Second Modification”). The Second Modification includes an expansion of the Company’s total borrowing to include a $2,000,000 non-formula revolving line of credit. The revolving line of credit will be co-terminus with the term loan and matures on August 26, 2026. There are no requirements to draw on the line of credit. Amounts outstanding under the line of credit portion of the Second Amended and Restated Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The Second Modification amended certain financial covenants in the Second Amended and Restated Loan Agreement. At January 31, 2023 and July 31, 2023, there was no outstanding balance on the revolving line of credit.

Under the Second Amended and Restated Loan Agreement, the Company has a term loan facility with an initial maximum principal amount of $10,000,000. Amounts outstanding under the Second Amended and Restated Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The Second Amended and Restated Loan Agreement has a five-year term, and the maximum principal amount was advanced in a single-cash advance on or about the original closing date (August 2021). Interest is due monthly, and the Company shall make monthly interest-only payments through the one-year anniversary of the original closing date. Under the Second Amended and Restated Loan Agreement, principal repayments are required of $500,000 in the second year, $1,000,000 in the third year, $2,000,000 in the fourth year, and $3,000,000 in the fifth year with the remaining outstanding principal balance and all accrued but unpaid interest due in full on the maturity date. The Second Amended and Restated Loan Agreement may also require early repayments if certain conditions are met.

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

The Second Amended and Restated Loan Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements. Substantially all the assets of the Company are collateralized by the Second Amended and Restated Loan Agreement. For the periods ended January 31, 2023 and July 31, 2023, the Company was in compliance with the Second Amended and Restated Loan Agreement covenants. The Company is forecasted to miss certain future covenants. See Note 1 – Basis of Presentation for detail regarding the Company’s assessment as a going concern.

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

NOTE 6 — INCOME TAXES

Income tax expense increased to $61,000 for the six months ended July 31, 2023 compared to $13,000 in the prior year comparable period. The effective income tax rate on continuing operations of approximately (1)% differs from our combined federal and state statutory rate of 25% primarily due to the full valuation allowance the Company currently maintains on its net deferred tax asset.

The Company has recorded $342,000 and $333,000 in reserves for uncertain tax positions as of July 31, 2023 and January 31, 2023, respectively.

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

NOTE 7 — EQUITY

Capital Raise

On October 24, 2022, the Company entered into purchase agreements with certain investors pursuant to which the Company agreed to issue and sell in a registered direct offering (the “2022 Offering”) an aggregate of 6,299,989 shares of common stock, par value $0.01 per share, at a purchase price of $1.32 per share. The gross proceeds to the Company from the 2022 Offering were approximately $8,316,000. The Company used the proceeds of the 2022 Offering for general corporate purposes. The 2022 Offering closed on October 26, 2022.

Registration of Shares Issued to 180 Consulting

On June 22, 2022, the Company filed a Registration Statement on Form S-3 (Registration No. 333-265773) for the purpose of registering for resale 272,653 shares of common stock issued to 180 Consulting, LLC (“180 Consulting”). The Registration Statement was declared effective by the SEC on July 1, 2022.

On June 28, 2023, the Company filed a Registration Statement on Form S-3 (Registration No. 333-272993) for purpose of registering for resale 394,127 shares of common stock issued to 180 Consulting, LLC (“180 Consulting”). The Registration Statement was declared effective by the SEC on July 10, 2023.

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

At the Annual Meeting of Stockholders held on June 15, 2023, the Company’s stockholders approved an amendment to the Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan to increase the available number of shares of the Company’s common stock authorized for issuance thereunder by 1,000,000 shares, from 10,223,246 shares to 11,223,246 shares.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Consulting Agreement with 180 Consulting, LLC

On March 19, 2020, the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, pursuant to which 180 Consulting has provided and will continue to provide a variety of consulting services in support of eValuator products including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, through separate executed statements of work (“SOWs”). On September 20, 2021, the Company entered into a separate MSA in support of Avelead products. Certain of the SOWs include the ability of 180 Consulting to earn common stock of the company at a conversion rate to be calculated 20 days after the execution of the related SOW. The MSA includes a termination clause upon a 90-day written notice. While no related party has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to the Company under the MSA and the SOWs may share workspace and administrative costs with 121G Consulting, LLC (“121G”). [Mr. Green is a “member” of 121G, and, accordingly, has a financial interest in that entity.] 180 Consulting earned 131,054 and 258,153 shares for the three and six months ended July 31, 2023, respectively, and has earned an aggregate of 1,173,357 shares of the Company’s common stock through July 31, 2023. 180 Consulting earned 53,836 and 109,906 shares for the three and six months ended July 31, 2022, respectively. For services rendered by 180 Consulting during the three and six months ended July 31, 2023, the Company incurred fees of $966,000 and $1,919,000, respectively, and capitalized non-employee stock compensation of $93,000 and $116,000, respectively. The Company paid fees of $578,000 and $1,030,000 for services rendered by 180 Consulting during the three and six months ended July 31, 2022.

Inclusive of the MSA executed with 180 Consulting are SOWs that provide for the Company to sublicense software through 180 Consulting that is owned by 121G. This is a services agreement for access to software that assists the Company in implementing and integrating with our clients’ technology. The license agreement is designed such that there is no material financial benefit that accrues to 121G. 180 Consulting licenses the software from 121G at cost. The Company paid approximately $264,000 and $381,000 for the SOWs that include the sublicense agreement for the three and six months ended July 31, 2023, respectively, and $57,000 and $140,000 for the three and six months ended July 31, 2022, respectively, which are included in the aforementioned totals above.

NOTE 9 - RELATED PARTY TRANSACTIONS

Refer to Note 3 – Business Combination. The Company acquired Avelead on August 16, 2021. Accordingly, the Company assumed a lease for corporate office space from a selling equity-holder of Avelead that is now employed by the Company. This lease term ended February 2023. For the three and six months ended July 31, 2023, the Company recorded rent expense of $0 and $6,000, respectively. For the three and six months ended July 31, 2022, the Company recorded rent expense of $18,000 and $37,000, respectively (refer to Note 4 – Operating Leases).

NOTE 10 — SUBSEQUENT EVENTS

On September 1, 2023, the Company exercised its right to terminate an employee in accordance with such employee’s employment agreement without cause. In connection with the termination, on September 1, 2023, the Company accelerated the vesting of approximately 150,000 previously outstanding and unvested shares of restricted common stock of the Company (the “Restricted Stock”) held by such employee prior to September 1, 2023. The Company believed it would provide goodwill and future benefit to accelerate the vesting of the 150,000 shares of Restricted Stock for this employee, with fair value totaling approximately $183,000 in stock compensation which will be recognized prospectively and immediately upon vesting, reversing any prior compensation expense recorded. This employee will also forfeit 500,000 options in connection with his termination. The employee is eligible for six months’ severance and certain medical costs due to the termination, totaling approximately $170,000.

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

Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 and in our subsequent filings with the SEC, and include among others, the following:

●	competitive products and pricing;

●	product demand and market acceptance;

●	entry into new markets;

●	the possibility that any of the anticipated benefits of the acquisition of Avelead Consulting, LLC (“Avelead”) will not be realized or will not be realized within the expected time period, the businesses of the Company and the Avelead segment may not be integrated successfully, or such integration may be more difficult, time-consuming or costly than expected, or revenues following the Avelead acquisition may be lower than expected;

●	new product and services development and commercialization;

●	key strategic alliances with vendors and channel partners that resell our products;

●	uncertainty in continued relationships with customers due to termination rights;

●	our ability to control costs;

●	availability, quality and security of products produced, and services provided by third-party vendors;

●	the healthcare regulatory environment;

●	potential changes in legislation, regulation and government funding affecting the healthcare industry;

●	healthcare information systems budgets;

●	availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems;

●	the success of our relationships with channel partners;

●	fluctuations in operating results;

●	our future cash needs;

●	the consummation of resources in researching acquisitions, business opportunities or financings and capital market transactions;

●	the failure to adequately integrate past and future acquisitions into our business;

●	critical accounting policies and judgments;

●	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other standard-setting organizations;

●	changes in economic, business and market conditions impacting the healthcare industry and the markets in which we operate;

●	the extent to which health epidemics and other outbreaks of communicable diseases could disrupt our operations and/or materially and adversely affect our business and financial conditions;

●	our ability to maintain compliance with the terms of our credit facilities; and

●	our ability to maintain compliance with the continued listing standards of the Nasdaq Capital Market (“Nasdaq”).

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

On August 16, 2021, the Company entered into a Unit Purchase Agreement (“UPA”) to acquire Avelead, a recognized leader in providing solutions and services to improve revenue integrity for healthcare providers nationwide. The Company believes Avelead’s solutions will complement and extend the value the Company can deliver to its customers. Operations for Avelead are included in the Company’s consolidated financial information from the acquisition date. Refer to Note 3 – Business Combination in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for further information on the Avelead acquisition.

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

The Company expanded its existing relationship with its debt partner, Western Alliance Bank, in the fourth quarter of 2022. On November 29, 2022, the Company executed a Second Modification to the Second Amended and Restated Loan Agreement (“Second Modification”). The Second Modification includes an expansion of the Company’s total borrowing to include a $2,000,000 non-formula revolving line of credit. The revolving line of credit is co-terminus with the term loan, which matures on August 26, 2026. The Second Modification includes modified covenants through the term of the Second Amended and Restated Loan Agreement. See Item 1, Note 5 - Debt, for discussion of the Second Modification.

Results of Operations

Revenues

	Three Months Ended
($ in thousands):	July 31, 2023	July 31, 2022	Change	% Change

Software as a service	$3,531	$3,117	$414	13%
Maintenance and support	1,100	1,118	(18)	(2)%
Professional fees and licenses	1,139	1,757	(618)	(35)%
Total Revenues	$5,770	$5,992	$(222)	(4)%

	Six Months Ended
($ in thousands):	July 31, 2023	July 31, 2022	Change	% Change

Software as a service	$6,706	$5,948	$758	13%
Maintenance and support	2,257	2,228	29	1%
Professional fees and licenses	2,139	3,751	(1,612)	(43)%
Total Revenues	$11,102	$11,927	$(825)	(7)%

Software as a Service (SaaS) — Revenue from SaaS for the three- and six-month periods ended July 31, 2023 increased by $414,000 and $758,000, respectively, compared to the prior year periods. The increase in SaaS revenue for the three and six-month period ended July 31, 2023 is primarily due to new clients on the Company’s eValuator, RevID and Compare products. The Company expects continued growth in its SaaS business across its growth products of eValuator, RevID and Compare throughout fiscal 2023.

We have approximately $3.4 million in annualized contract value of SaaS contracts to be implemented as of July 31, 2023. The industry has been impacted by hospital personnel shortages and a backlog of hospital IT projects. This has resulted in slower contract-to-implementation timelines, which is delaying revenue recognition for such contracts. It is uncertain how long these headwinds will impact our implementation timelines. However, strong growth in SaaS is expected to continue as these contracts are implemented. The Company expects to see double-digit percentage growth of its reported software as a service revenue, sequentially, and year-over-year, in fiscal 2023 from its ongoing implementation efforts.

Maintenance and support — For both the three- and six-month periods ended July 31, 2023, revenue from maintenance and support remained relatively consistent compared to the prior year periods. The Company does not anticipate maintenance and support growth due to the Company’s shift to its growth products that are classified as software as a service.

Professional fees and licenses — Proprietary software revenue for the three- and six-month periods ended July 31, 2023 remained consistent compared to the prior year periods. The Company has primarily shifted the business from perpetual software licenses to a software as a service model. Software license sales come solely from our channel partners; therefore, the periodic amounts are less predictable and consistent than recurring revenues.

For the three- and six-month periods ended July 31, 2023, revenue from professional services decreased by $499,000 and $1,362,000, respectively, compared to the prior year periods. The decrease in professional fees is primarily driven by the termination of a client consulting agreement at the close of fiscal year 2022 that did not align with the Company’s long-term strategy. The Company is primarily focused on growth of its software as a service products, and, accordingly, is not expecting growth in professional services.

For the three- and six-month periods ended July 31, 2023, revenue from audit services decreased $66,000 and $202,000, respectively, compared to the prior year periods. The decreases for both comparable periods include revenue from new audit service agreements offset by terminated agreements. The company is primarily focused on utilizing audit services to support its technology, eValuator. Accordingly, the Company does not expect revenue growth in the future in audit services.

Cost of Sales

	Three Months Ended
(in thousands):	July 31, 2023	July 31, 2022	Change	% Change
Cost of software as a service	$1,893	$1,532	$361	24%
Cost of maintenance and support	32	90	(58)	(64)%
Cost of professional fees and licenses	1,022	1,582	(560)	(35)%
Total cost of sales	$2,947	$3,204	$(257)	(8)%

	Six Months Ended
(in thousands):	July 31, 2023	July 31, 2022	Change	% Change
Cost of software as a service	$3,482	$3,029	$453	15%
Cost of maintenance and support	121	136	(15)	(11)%
Cost of professional fees and licenses	2,130	3,248	(1,118)	(34)%
Total cost of sales	$5,733	$6,413	$(680)	(11)%

Cost of software as a service (SaaS) - The cost of SaaS solutions is comprised of salaries, amortization of capitalized software development, and third-party content provider costs. Certain costs in SaaS solutions are tied to volumes, such as number of users. These costs include coding tools supporting eValuator and a third-party system that is intended to help move data from the hospital system to our systems. For the three and six months ended July 31, 2023, the $361,000 and $453,000 increases as compared to the prior year periods were driven by an increase in both an investment in the underlying architecture of RevID and Compare and third-party content provider costs due to increased transaction volume. Costs related to the architecture investment for existing clients during the second quarter of fiscal 2023 were $128,000, or 4% of second quarter software as a service revenue. The Company expects cost of SaaS solutions will continue to increase as revenue increases.

For the three and six months ended July 31, 2023, cost of SaaS solutions includes non-cash expenditures of $566,000 and $1,120,000, respectively, related to the amortization of capitalized software, which impacts software as a service margins by 16% and 17%, respectively. The Company expects margins related to SaaS solutions to increase in the future for clients currently in the process of implementation. Certain costs, such as labor and third-party content providers, impact the gross margin before a customer is fully implemented and revenue is recognized.

Cost of maintenance and support - The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party content provider contracts. The costs for the three and six months ended July 31, 2023 remained consistent with the comparable prior year periods.

Cost of professional fees and licenses – The cost of professional fees and licenses include each of professional services, audit and coding services and software licenses.

The cost of professional fees includes compensation and benefits for personnel and related expenses. For the three and six months ended July 31, 2023, a decrease in professional services costs was driven by a large customer contract cancellation resulting in lower personnel and third-party contractor costs of $590,000 and $1,188,000, respectively. This lower cost of professional fees is expected to continue, when compared with the prior year, throughout fiscal year 2023.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. These costs for the three and six months ended July 31, 2023 increased $64,000 and $146,000, respectively, compared to the prior year periods due to an increase in employee related expenses.

The cost of software licenses for the three and six months ended July 31, 2023 decreased by $33,000 and $76,000, respectively, compared to the prior year periods due to lower amortization of development costs related to the Company’s coding/CDI product. The Company expects software license costs to continue to decrease due to the maturity of the non-SaaS software products.

Selling, General and Administrative Expense

	Three Months Ended
($ in thousands):	July 31, 2023	July 31, 2022	Change	% Change
General and administrative expenses	$2,795	$2,643	$152	6%
Sales and marketing expenses	1,312	1,291	21	2%
Total selling, general, and administrative expense	$4,107	$3,934	$173	4%

	Six Months Ended
($ in thousands):	July 31, 2023	July 31, 2022	Change	% Change
General and administrative expenses	$5,379	$5,422	$(43)	(1)%
Sales and marketing expenses	2,534	3,013	(479)	(16)%
Total selling, general, and administrative expense	$7,913	$8,435	$(522)	(6)%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. For the three months ended July 31, 2023, the increase in general and administrative expenses of $152,000 was driven primarily by an increase in professional fees of $162,000 and share-based compensation expense of $195,000, offset by a decrease of $61,000 in rent expense, $78,000 in amortization expense of intangible assets, and $85,000 related to recruiting fees. For the six months ended July 31, 2023, the general and administrative expenses remained generally consistent compared to the prior year period.

Sales and marketing expenses consist primarily of compensation and related benefits and travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. For the three months ended July 31, 2023, sales and marketing expenses remained consistent compared to the prior year period. For the six months ended July 31, 2023, the decrease of $479,000 was primarily driven by a decrease in professional services and marketing expenses of $396,000 compared to the prior year period. There was also a decrease in severance expense of $180,000 and employee expenses of $41,000, offset by an increase in compensation and employee benefits of $131,000.

Research and Development

	Three Months Ended
($ in thousands):	July 31, 2023	July 31, 2022	Change	% Change
Research and development expense	$1,305	$1,461	$(156)	(11)%
Capitalized research and development cost	617	377	240	64%

	Six Months Ended
($ in thousands):	July 31, 2023	July 31, 2022	Change	% Change
Research and development expense	$3,006	$2,773	$233	8%
Capitalized research and development cost	1,021	887	134	15%

Research and development expense consists primarily of compensation and related benefits and the use of independent contractors for specific near-term development projects. Research and development expenses for the three month period ended July 31, 2023 decreased by $156,000 compared to the prior year period. The decrease was primarily driven by higher capitalization for the RevID and Compare products. Research and development expenses for the six month period ended July 31, 2023 increased by $233,000 compared to the prior year period. The increase was primarily driven by the previously announced and ongoing higher costs of the architectural improvement project for RevID and Compare products not eligible for capitalization.

Capitalized research and development costs for the three and six months ended July 31, 2023 increased by approximately $240,000 and $134,000, respectively, compared to the prior year periods due primarily to more projects being capitalized for the RevID and Compare products.

We expect total research and development costs (primarily research and development expense) will continue at levels consistent with the second quarter throughout the remainder of fiscal 2023. As the Company completes its investment in the architecture of the Avelead technology, the Company plans to replace this effort with a project for the user interface on eValuator.

Acquisition-related Costs

	Three Months Ended
($ in thousands):	July 31, 2023	July 31, 2022	Change	% Change
Acquisition-related costs	$9	$49	$(40)	(82)%

	Six Months Ended
($ in thousands):	July 31, 2023	July 31, 2022	Change	% Change
Acquisition-related costs	$44	$139	$(95)	(68)%

Refer to Note 2 – Summary of Significant Accounting Policies – Other Operating Costs – Acquisition-related costs – in the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for further details with respect to acquisition-related costs. For the three and six months ended July 31, 2023, the Company incurred certain acquisition-related costs related to the acquisition of Avelead totaling $9,000 and $44,000, respectively, consisting primarily of fees for professional services. The acquisition-related costs for the three and six months ended July 31, 2022 totaled $49,000 and $139,000, respectively, primarily related to the transaction costs of the Avelead acquisition.

Other Income (Expense)

	Three Months Ended
($ in thousands):	July 31, 2023	July 31, 2022	Change	% Change
Interest expense	$(267)	$(189)	$(78)	(41)%
Acquisition earnout valuation adjustments	359	(475)	834	176%
Miscellaneous Income	(1)	50	(51)	(102)%
Total other (expense) income	$91	$(614)	$705	(115)%

	Six Months Ended
($ in thousands):	July 31, 2023	July 31, 2022	Change	% Change
Interest expense	$(515)	$(321)	$(194)	(60)%
Acquisition earnout valuation adjustments	723	25	698	2,792%
Miscellaneous Income	31	83	(52)	(63)%
Total other (expense) income	$239	$(213)	$452	(212)%

Interest expense consists of interest associated with the term loan, deferred financing costs, less interest related to capitalization of software. Interest expense increased for the three and six months ended July 31, 2023 from the comparable prior year periods primarily due to the $10,000,000 term loan with Western Alliance Bank (See Note 5 – Debt) and the associated increased interest rate on that debt. Interest rate increases are expected to continue to increase interest expense (year-over-year) through the remainder of fiscal 2023.

Acquisition earnout valuation adjustments for the three and six months ended July 31, 2023 include a valuation income adjustment of $359,000 and $723,000, respectively, compared to $(475,000) and $25,000, respectively, for the comparable prior year periods. The valuation adjustment is related to the acquisition earnout liabilities associated with the Avelead acquisition (Refer to Note 3 – Business Combination of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”).

Miscellaneous income is primarily from the sublease of the Alpharetta location (Refer to Note 4 – Operating Leases of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”).

Provision for Income Taxes

We recorded an income tax expense of $8,000 and $2,000 for the three months ended July 31, 2023 and 2022, respectively, and income tax expense of $61,000 and $13,000 for the six months ended July 31, 2023 and 2022, respectively, which is comprised of estimated federal, state and local income tax provisions. The Company has a substantial amount of net operating losses for federal and state income tax purposes.

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

The following table reconciles EBITDA and Adjusted EBITDA to net loss from continuing operations for the three and six months ended July 31, 2023 (amounts in thousands). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended		Six Months Ended
In thousands, except per share data	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022
Adjusted EBITDA Reconciliation
Loss from continuing operations	$(2,515)	$(3,272)	$(5,416)	$(6,059)
Interest expense	267	189	515	321
Income tax expense	8	2	61	13
Depreciation and amortization	1,050	1,076	2,081	2,159
EBITDA	$(1,190)	$(2,005)	$(2,759)	$(3,566)
Share-based compensation expense	537	331	1,109	657
Non-cash valuation adjustments	(359)	475	(723)	(25)
Acquisition-related costs, severance, and transaction-related bonuses	119	122	176	623
Other non-recurring charges	—	(19)	(33)	(67)
Adjusted EBITDA	$(893)	$(1,096)	$(2,230)	$(2,378)
Adjusted EBITDA margin (1)	(15)%	(18)%	(20)%	(20)%

(1)	Adjusted EBITDA as a percentage of GAAP net revenue.

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

Liquidity, Capital Resources, and Going Concern

The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenue and collection of contractual amounts from customers, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter to quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or SaaS data center infrastructure. Operations are funded with cash generated by operations and borrowings under credit facilities. Information concerning the Company’s assessment as a going concern is included in Note 1 – Basis of Presentation in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”. Cash and cash equivalent balances at July 31, 2023 and January 31, 2023 were approximately $4,087,000 and $6,598,000, respectively.

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

The Company has liquidity through the Second Amended and Restated Loan Agreement described in more detail in Note 5 – Debt in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”. The Company has a term loan facility with an initial, maximum, principal amount of $10,000,000. Amounts outstanding under the Second Amended and Restated Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The Second Modification amended the covenants of the Second Amended and Restated Loan Agreement. Refer to Note 5 – Debt for information regarding the Second Modification. At July 31, 2023, there was no outstanding balance on the revolving line of credit.

The Second Amended and Restated Loan Agreement includes customary financial covenants, including the requirements that the Company achieve certain EBITDA levels and fixed coverage ratios and maintain certain cash balances and certain recurring revenue levels. The Second Amended and Restated Loan Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. As of July 31, 2023, the Company was in compliance with all debt covenants under the Second Amended and Restated Loan Agreement. The Company is forecasted to miss certain future covenants. See Note 1 – Basis of Presentation for detail regarding the Company’s assessment as a Going Concern.

Significant cash obligations

(in thousands)	July 31, 2023	January 31, 2023
Term loan (1)	$9,517	$9,714
Acquisition earnout liability (2)	3,015	3,738

(1)	Term loan balance is reported net of deferred financing costs of $87,000 and $105,000 as of July 31, 2023 and January 31, 2023, respectively, and financing cost payable of $104,000 and $69,000 as of July 31, 2023 and January 31, 2022, respectively. Refer to Note 5 – Debt for additional information. The term loan payable as of July 31, 2023 and January 31, 2023 was bank term debt under the Second Amended and Restated Loan Agreement.
(2)	The fair value of the acquisition earnout liability is based upon a probability-weighted discounted cash flow as of July 31, 2023 and January 31, 2023, respectively. The second year earnout will be paid on or about October 15, 2023, subject to a dispute and resolution period. Refer to Note 3 — Business Combination.
On November 22, 2022, the Company paid the first year earnout payment to the selling equityholders of Avelead in accordance with the UPA. (See Item 1, Note 3 – Business Acquisition.) The Company paid cash of $2,012,000 and issued 1,871,037 shares of restricted common stock, $0.01 par value. The estimated aggregate value of the first year earnout was approximately $5,000,000. The second (and final) year earnout payment, if any, will be payable on or about October 15, 2023. These liabilities are reflected at the net present value of the future commitment on the Company’s balance sheet, as Acquisition Earnout Liability.

Operating cash flow activities

	Six months Ended
(in thousands)	July 31, 2023	July 31, 2022
Net loss from continuing operations	$(5,416)	$(6,059)
Non-cash adjustments to net loss	2,563	2,852
Cash impact of changes in assets and liabilities	1,917	256
Net cash used in operating activities	$(936)	$(2,951)

The net cash used in operating activities decreased during the six months ended July 31, 2023 compared with the prior year comparable period. This decrease was the result of a lower net loss from continuing operations coupled with an increase in the cash impact of changes in operating assets and liabilities. The increase in cash impact of changes in operating assets and liabilities was driven by a decrease in accounts and contract receivables as a result of the timing of cash payments received and a decrease in both deferred revenue and accrued expenses.

Investing cash flow activities

	Six months Ended
(in thousands)	July 31, 2023	July 31, 2022
Purchases of property and equipment	$(47)	$(10)
Capitalized software development costs	(1,026)	(871)
Net cash used in investing activities	$(1,073)	$(881)

The cash used in investing activities for the six months ended July 31, 2023 and July 31, 2022, includes capitalized software development costs. Capitalization of costs will continue at levels consistent with the second quarter throughout the remainder of fiscal 2023. See discussion and analysis in “Research and development costs” above.

Financing cash flow activities

	Six months Ended
(in thousands)	July 31, 2023	July 31, 2022
Repayment of term loan payable	$(250)	$—
Payments related to settlement of employee share-based awards	$(252)	$(141)
Other	$—	$6
Net cash used in financing activities	$(502)	$(135)

The cash used in financing activities in the six months ended July 31, 2023 and July 31, 2022, includes payments related to settlement of employee share-based awards. The Company also made principal payments related to the Second Amended and Restated Loan Agreement for the six months ended July 31, 2023.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer (who serves as our principal executive officer) and our Senior Vice President and Chief Financial Officer (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of July 31, 2023. Based on that evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. We are not aware of any legal matters that could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Item 1A. RISK FACTORS

An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 which Annual Report includes a detailed discussion of the Company’s risk factors. If any of the risks develop into actual events, our business, financial condition, or results of operations could be negatively affected, the market price of our common stock or other securities could decline, and you may lose all or part of your investment.

Except as described below, there have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

We may not be able to generate sufficient cash flows or raise additional debt and equity capital to fund our ongoing operations. We will need to raise additional funding, which may not be available on acceptable terms, if at all. If we are unable to raise additional capital in amounts and on terms sufficient to fund our ongoing operations, our lack of additional capital and results of operations could limit our ability to continue operations.

Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional debt and equity financing. If our ability to generate cash flow from operations is curtailed or delayed, our financial condition and results of operations could be materially impacted. We have been dependent on sales of our equity securities and debt financing to meet our ongoing cash requirements. There can be no assurances that we would be able to obtain debt or equity financing when needed, on terms acceptable to the Company, or at all, and our failure to raise additional capital in amounts and on terms sufficient to fund our operations could limit our ability to continue operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended July 31, 2023, the Company issued to 180 Consulting an aggregate of 127,099 shares of common stock as compensation for services previously rendered during the three months ended April 30, 2023. Such shares were issued pursuant to the Master Services Agreement, effective March 19, 2020, by and between the Company and 180 Consulting and related statements of work. The shares were issued in a private placement in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

The following table sets forth information with respect to our repurchases of common stock during the three months ended July 31, 2023:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	that May
	Total		as Part of	Yet Be
	Number of		Publicly	Purchased
	Shares	Average	Announced	under the
	Purchased	Price Paid	Plans or	Plans or
	(1)	per Share	Programs	Programs
May 1 - May 31	50,060	$1.57	—	—
June 1 - June 30	—	—	—	—
July 1 - July 31	—	—	—	—
Total	50,060	$1.57	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended July 31, 2023.

Item 5. OTHER INFORMATION

During the three months ended July 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. EXHIBITS

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed September 15, 2014).
3.2	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed May 24, 2021).
3.3	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed June 8, 2022).
3.4	Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014 (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed April 3, 2014).
10.1	Amendment No. 3 to Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan, dated June 15, 2023 (Incorporated by reference from Appendix B to the Company’s Definitive Proxy Statement, dated May 11, 2023, for the Company’s 2023 Annual Meeting of Stockholders).
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: September 14, 2023	By:	/s/ WYCHE T. “TEE” GREEN, III
Wyche T. “Tee” Green, III Chief Executive Officer

DATE: September 14, 2023	By:	/s/ Thomas J. Gibson
Thomas J. Gibson
Chief Financial Officer

