Form 10-Q
period 2023-10-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2023-12-14
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value per share, as of December 11 , 2023 was 58,829,461.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	October 31, 2023	January 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,557,000	$6,598,000
Accounts receivable, net of allowance for credit losses of $94,000 and $132,000, respectively	3,653,000	7,719,000
Contract receivables	763,000	960,000
Prepaid and other current assets	742,000	710,000
Total current assets	7,715,000	15,987,000
Non-current assets:
Property and equipment, net of accumulated amortization of $278,000 and $246,000 respectively	94,000	79,000
Right-of use asset for operating lease	—	32,000
Capitalized software development costs, net of accumulated amortization of $7,560,000 and $6,224,000, respectively	6,248,000	5,846,000
Intangible assets, net of accumulated amortization of $3,978,000 and $2,627,000, respectively	12,479,000	14,793,000
Goodwill	13,276,000	23,089,000
Other	1,293,000	1,695,000
Total non-current assets	33,390,000	45,534,000
Total assets	$41,105,000	$61,521,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(rounded to the nearest thousand dollars, except share and per share information)

	October 31, 2023	January 31, 2023
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$736,000	$626,000
Accrued expenses	2,883,000	3,265,000
Current portion of term loan	1,250,000	750,000
Deferred revenues	5,983,000	8,361,000
Current portion of operating lease obligation	—	35,000
Acquisition earnout liability	1,833,000	3,738,000
Total current liabilities	12,685,000	16,775,000
Non-current liabilities:
Term loan, net of current portion and deferred financing costs	8,042,000	8,964,000
Line of credit	500,000	—
Deferred revenues, less current portion	127,000	167,000
Other non-current liabilities	—	104,000
Total non-current liabilities	8,669,000	9,235,000
Total liabilities	21,354,000	26,010,000
Commitments and contingencies – Note 8
Stockholders’ equity:
Common stock, $0.01 par value per share, 85,000,000 shares authorized; 58,793,990 and 57,567,210 shares issued and outstanding, respectively	588,000	576,000
Additional paid in capital	133,492,000	131,973,000
Accumulated deficit	(114,329,000)	(97,038,000)
Total stockholders’ equity	19,751,000	35,511,000
Total liabilities and stockholders’ equity	$41,105,000	$61,521,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenues:
Software as a service	$3,924,000	$3,209,000	$10,630,000	$9,157,000
Maintenance and support	1,070,000	1,120,000	3,327,000	3,348,000
Professional fees and licenses	1,139,000	1,888,000	3,278,000	5,639,000
Total revenues	6,133,000	6,217,000	17,235,000	18,144,000
Operating expenses:
Cost of software as a service	1,677,000	1,742,000	5,159,000	4,771,000
Cost of maintenance and support	129,000	84,000	250,000	220,000
Cost of professional fees and licenses	1,072,000	1,744,000	3,202,000	4,992,000
Selling, general and administrative expense	4,122,000	4,055,000	12,079,000	12,629,000
Research and development	1,304,000	1,754,000	4,310,000	4,527,000
Impairment of goodwill	9,813,000	—	9,813,000	—
Impairment of long-lived assets	963,000	—	963,000	—
Total operating expenses	19,080,000	9,379,000	35,776,000	27,139,000
Operating loss	(12,947,000)	(3,162,000)	(18,541,000)	(8,995,000)
Other (expense) income:
Interest expense	(266,000)	(198,000)	(781,000)	(519,000)
Acquisition earnout valuation adjustments	1,182,000	163,000	1,905,000	188,000
Other	—	68,000	31,000	151,000
Loss before income taxes	(12,031,000)	(3,129,000)	(17,386,000)	(9,175,000)
Income tax benefit (expense)	120,000	(9,000)	59,000	(22,000)
Net loss	$(11,911,000)	$(3,138,000)	$(17,327,000)	$(9,197,000)
Basic and Diluted Earnings Per Share:
Net loss per common share – basic and diluted	$(0.21)	$(0.07)	$(0.31)	$(0.19)
Weighted average number of common shares – basic and diluted	56,710,335	47,730,009	56,346,300	47,329,923

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

	Common stock (Shares)	Common stock (Amount)	Additional paid in capital	Accumulated deficit	Total stockholders’ equity

Balance at January 31, 2023	57,567,210	$576,000	$131,973,000	$(97,038,000)	$35,511,000
Restricted stock issued	1,185,927	12,000	(12,000)	—	—
Restricted stock forfeited	(28,400)	(1,000)	1,000	—	—
Surrender of shares	(88,326)	(1,000)	(178,000)	—	(179,000)
Share-based compensation	—	—	595,000	—	595,000
Adoption of ASU 2016-13	—	—	—	36,000	36,000
Net loss	—	—	—	(2,901,000)	(2,901,000)
Balance at April 30, 2023	58,636,411	586,000	132,379,000	(99,903,000)	33,062,000

Restricted stock issued	385,720	4,000	(4,000)	—	—
Restricted stock forfeited	(77,000)	(1,000)	1,000	—	—
Surrender of shares	(50,060)	—	(73,000)	—	(73,000)
Share-based compensation	—	—	630,000	—	630,000
Net loss	—	—	—	(2,515,000)	(2,515,000)
Balance at July 31, 2023	58,895,071	$589,000	$132,933,000	$(102,418,000)	$31,104,000

Restricted stock issued	176,054	2,000	(2,000)	—	—
Restricted stock forfeited	(239,100)	(2,000)	2,000	—	—
Surrender of shares	(38,035)	(1,000)	(18,000)	—	(19,000)
Share-based compensation	—	—	577,000	—	577,000
Net loss	—	—	—	(11,911,000)	(11,911,000)
Balance at October 31, 2023	58,793,990	$588,000	$133,492,000	$(114,329,000)	$19,751,000

	Common stock (Shares)	Common stock (Amount)	Additional paid in capital	Accumulated deficit	Total stockholders’ equity

Balance at January 31, 2022	47,840,950	$478,000	$119,225,000	$(85,659,000)	$34,044,000
Restricted stock issued	408,031	4,000	(4,000)	—	—
Restricted stock forfeited	(63,900)	—	—	—	—
Surrender of shares	(95,701)	(1,000)	(140,000)	—	(141,000)
Share-based compensation	—	—	326,000	—	326,000
Net loss	—	—	—	(2,787,000)	(2,787,000)
Balance at April 30, 2022	48,089,380	481,000	119,407,000	(88,446,000)	31,442,000

Exercise of stock options	5,000	—	6,000	—	6,000
Restricted stock issued	726,801	7,000	(7,000)	—	—
Restricted stock forfeited	(20,000)	—	—	—	—
Share-based compensation	—	—	331,000	—	331,000
Net loss	—	—	—	(3,272,000)	(3,272,000)
Balance at July 31, 2022	48,801,181	$488,000	$119,737,000	$(91,718,000)	$28,507,000

Restricted stock issued	118,836	1,000	(1,000)	—	—
Restricted stock forfeited	(75,200)	(1,000)	1,000	—	—
Surrender of shares	(14,472)	—	(24,000)	—	(24,000)
Share-based compensation	—	—	555,000	—	555,000
Issuance of common stock	6,299,989	63,000	8,253,000	—	8,316,000
Offering expenses	—	—	(52,000)	—	(52,000)
Net loss	—	—	—	(3,138,000)	(3,138,000)
Balance at October 31, 2022	55,130,334	$551,000	$128,469,000	$(94,856,000)	$34,164,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

	Nine months Ended October 31,
	2023	2022
Net loss	$(17,327,000)	$(9,197,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,264,000	3,272,000
Acquisition earnout valuation adjustments	(1,905,000)	(188,000)
Benefit for deferred income taxes	(104,000)	—
Share-based compensation expense	1,626,000	1,212,000
Impairment of goodwill	9,813,000	—
Impairment of long-lived assets	963,000	—
Provision for credit losses	—	21,000
Changes in assets and liabilities:
Accounts and contract receivables	4,299,000	492,000
Other assets	(65,000)	(868,000)
Accounts payable	109,000	(373,000)
Accrued expenses and other liabilities	(417,000)	1,159,000
Deferred revenue	(2,417,000)	(251,000)
Net cash used in operating activities	(2,161,000)	(4,721,000)
Cash flows from investing activities:
Purchases of property and equipment	(47,000)	(10,000)
Capitalization of software development costs	(1,562,000)	(1,435,000)
Net cash used in investing activities	(1,609,000)	(1,445,000)
Cash flows from financing activities:
Repayment of bank term loan	(500,000)	(125,000)
Proceeds from line of credit	500,000	—
Proceeds from issuance of common stock	—	8,316,000
Payments for costs directly attributable to the issuance of common stock	—	(52,000)
Payments related to settlement of employee share-based awards	(271,000)	(165,000)
Other	—	6,000
Net cash (used in) provided by financing activities	(271,000)	7,980,000
Net (decrease) increase in cash and cash equivalents	(4,041,000)	1,814,000
Cash and cash equivalents at beginning of period	6,598,000	9,885,000
Cash and cash equivalents at end of period	$2,557,000	$11,699,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2023

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

The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The condensed consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and each of its wholly-owned subsidiaries. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent annual report on Form 10-K. Operating results for the three and nine months ended October 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2024.

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

Going Concern

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. To date, the Company has not generated sufficient revenues to allow it to generate cash flow from operations. The Company has historically accumulated losses and used cash from its financing activities to supplement its operations. Further, the Company’s current forecast projects the Company will not be able to maintain compliance with certain of its financial covenants under its current credit agreement in the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

In view of these matters, continuation as a going concern is dependent upon the Company’s ability to achieve cash from operations and raise additional debt or equity capital to fund its ongoing operations. The Company expects to generate positive operating cash flow in the next two fiscal quarters based upon executed contracts which it expects to be fully implemented.

As of October 31, 2023, the Company had approximately $9.75 million of total outstanding debt associated with its term loan and revolver, $1.25 million of which is classified as a current liability. The Company is engaged in ongoing discussions with its current banking partner, Western Alliance Bank, with whom it maintains a good working relationship; however, the Company does not have written or executed agreements as of the issuance of this Form 10-Q. The Company’s ability to refinance its existing debt is based upon credit markets and economic forces that are outside of its control. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company.

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

Reclassification

Certain amounts for the three and nine months ended October 31, 2022 were reclassified to conform to the current period classification. For the three and nine months ended October 31, 2023, the Company incurred certain acquisition-related costs related to the acquisition of Avelead totaling $0 and $44,000, respectively, consisting primarily of professional service fees. For the three and nine months ended October 31, 2022, the Company incurred acquisition-related costs totaling $2,000 and $141,000, respectively, consisting primarily of professional service fees. The aforementioned acquisition-related costs for the three and nine months ended October 31, 2022 were previously presented in a separate, single caption and are now included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations, which is consistent with the presentation for the current period.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. There were no transfers of assets or liabilities between Levels 1, 2, or 3 during the nine months ended October 31, 2023 and 2022.

The table below provides information on the fair value of our liabilities:

	Total Fair	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At January 31, 2023
Acquisition earnout liability (1)	$3,738,000	$—	$—	$3,738,000
At October 31, 2023
Acquisition earnout liability (1)	$1,833,000	$—	$—	$1,833,333

(1)

The fair value of the acquisition earnout liability is based upon a probability-weighted discounted cash flow that was completed at the date of acquisition and updated as of October 31, 2023. The change in the fair value of the acquisition earnout liability decreased $1,182,000 and $1,905,000 for the three and nine months ended October 31, 2023, respectively. The change in the fair value is recognized in “Acquisition earnout valuation adjustments” in the accompanying condensed consolidated statement of operations.

The probability-weighted discounted cash flow is calculated using a Monte Carlo valuation method. The valuation model provides numerous outcomes. The outcomes are averaged and discounted to present value, which provides the current value point estimate. A range of possible outcomes is not available under the specific valuation method that was used in determining fair value of the acquisition earnout liability. The significant inputs include recorded Avelead SaaS revenue, the probabilities associated with each of (i) a change in control or (ii) a certain client termination, as well as other normal and customary inputs to financial models, including but not limited to, risk factors and interest rates.

The fair value of the Company’s term loan and outstanding balance of the revolving line of credit under its Second Amended and Restated Loan and Security Agreement (as amended and modified, the “Second Amended and Restated Loan Agreement”) was determined through an analysis of the interest rate spread from the date of closing the loan (August 2021) to the date of the most recent balance sheets, October 31, 2023 and January 31, 2023. The term loan bears interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The prime rate is variable and, thus accommodates changes in the market interest rate. However, the interest rate spread (the 1.5% added to the Prime Rate) is fixed. We estimated the impact of the changes in the interest rate spread by analogizing the effect of the change in the published “Corporate Bond Rates,” reduced for any changes in the market interest rate. This provided us with an estimated change to the interest rate spread of approximately 0.5% from (i) the date we entered the Second Amended and Restated Loan Agreement for the term loan or (ii) the date of each draw on the revolving line of credit to the end of the fiscal third quarter, October 31, 2023, and end of the fiscal year, January 31, 2023. The fair value of the debt as of October 31, 2023 and January 31, 2023 was estimated to be $9,054,000 and $9,550,000, respectively, or a discount to book value of $196,000 and $200,000, respectively. The fair value of the line of credit as of October 31, 2023 and January 31, 2023 was estimated to be $488,000 and $0, respectively, or a discount to book value of $12,000 and $0, respectively. Long-term debt is classified as Level 2.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Three Months Ended		Nine Months Ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022
Over time revenue	$6,133,000	$6,217,000	$17,161,000	$18,021,000
Point in time revenue	—	—	74,000	123,000
Total revenue	$6,133,000	$6,217,000	$17,235,000	$18,144,000

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

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenue includes payments received in advance of performance under the contract. The Company’s contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. During the nine months ended October 31, 2023, the Company recognized approximately $6,772,000 in revenue from deferred revenues outstanding as of January 31, 2023. Revenue allocated to remaining performance obligations was $23,045,000 as of October 31, 2023, of which the Company expects to recognize approximately 56% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

The Company defers the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the period of expected benefit which is the contractual term. As of October 31, 2023 and January 31, 2023, the Company had deferred costs of $98,000 and $94,000, respectively, net of accumulated amortization of $235,000 and $176,000, respectively. Amortization expense of these costs was $24,000 and $22,000 for the three months ended October 31, 2023 and 2022, respectively, and $59,000 and $62,000 for the nine months ended October 31, 2023 and 2022, respectively, and is included in cost of SaaS in the condensed consolidated statements of operations.

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

As of October 31, 2023 and January 31, 2023, deferred commission costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totaled $1,195,000 and $1,534,000, respectively, net of accumulated amortization and impairment totaling $1,238,000 and $820,000, respectively. Amortization expense associated with deferred sales commissions, which is included in selling, general and administrative expense in the condensed consolidated statements of operations, was $129,000 and $110,000 for the three months ended October 31, 2023 and 2022, respectively. Amortization expense for the nine months ended October 31, 2023 and 2022 was $383,000 and $298,000, respectively. For the three and nine months ended October 31, 2023, the Company recorded an impairment of $35,000 for deferred commission costs related to the client termination notification received in October 2023. There were no impairment charges recorded for the three and nine months ended October 31, 2022.

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period, and forfeitures are recognized as incurred. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the entity had paid cash for the goods or services. The Company incurred total compensation expense related to share-based awards for the three and nine months ended October 31, 2023 of $517,000 and $1,626,000, respectively, which includes $60,000 and $176,000, respectively, of capitalized non-employee stock compensation, compared to share-based compensation expense of $555,000 and $1,212,000, respectively, for the three and nine months ended October 31, 2022. During third quarter of fiscal year 2023, the Company accelerated the vesting of approximately 260,000 previously outstanding and unvested shares of restricted common stock of the Company.

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

The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market closing price per share on the grant date. For the three and nine months ended October 31, 2023, the Company issued 45,000 and 1,130,000 shares of restricted common stock to employees, respectively, compared to 65,000 and 865,000 shares of restricted common stock for the three and nine months ended October 31, 2022, respectively. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically a three-year period. For the three and nine months ended October 31, 2023, the Company issued 0 and 258,621 shares of restricted common stock to the Board of Directors, respectively, compared to 0 and 200,731 shares of restricted common stock for the three and nine months ended October 31, 2022, respectively. For the three and nine months ended October 31, 2023, the Company issued 131,054 and 359,080 shares of restricted common stock to consultants, respectively, compared to 53,836 and 187,937 shares of restricted common stock for the three and nine months ended October 31, 2022, respectively.

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

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. The Company believes it has appropriately accounted for any uncertain tax positions as of October 31, 2023.

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

The following is the calculation of the basic and diluted net loss per share of common stock for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022
Basic and diluted loss per share:
Net loss	$(11,911,000)	$(3,138,000)	$(17,327,000)	$(9,197,000)
Basic and diluted net loss per share of common stock from operations	$(0.21)	$(0.07)	$(0.31)	$(0.19)
Weighted average shares outstanding – basic and diluted (1)(2)	56,710,335	47,730,009	56,346,300	47,329,923

(1)	Includes the effect of vested and excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of October 31, 2023 and 2022, there were 1,980,471 and 1,501,031 unvested restricted shares of common stock outstanding, respectively.

(2)	Diluted net loss per share excludes the effect of shares that are anti-dilutive. For the three and nine months ended October 31, 2023, diluted earnings per share excludes 418,836 outstanding stock options and 1,980,471 unvested restricted shares of common stock. For the three and nine months ended October 31, 2022, diluted earnings per share excludes 628,958 outstanding stock options and 1,501,031 unvested restricted shares of common stock.

Restructuring

On October 16, 2023, the Company announced it was executing a strategic restructuring designed to reduce expenses while maintaining the Company’s ability to expand its SaaS business. The strategic restructuring initiatives included a reduction in force, resulting in the termination of 26 employees, approximately 24% of the Company’s workforce. To execute the strategic restructuring, the Company estimates the one-time restructuring costs associated with the workforce reduction to be approximately $900,000, and the Company expects the expenses associated with the strategic restructuring to be substantially recognized by the end of fiscal year 2023. The estimated costs pertain to severance and other employee termination-related costs and various professional fees the Company may require to assist with execution of the strategic restructuring. The following is a reconciliation of the strategic restructuring liability that is reflected on the Company’s condensed consolidated balance sheet under “Accrued expenses”.

	(in thousands)
					As of October 31, 2023
	Accrued Balance as of January 31, 2023	2023 Expenses to Date	2023 Cash Payments	Accrued Balance as of October 31, 2023	Total Costs Incurred to Date	Total Expected Costs
Severance expense
Cost of sales	$—	$154	$—	$154	$154	$154
Selling, general, and administrative	—	350	—	350	350	350
Research and development	—	227	—	227	227	227
Total severance expense	$—	$731	$—	$731	$731	$731
Professional fees	—	18	—	18	18	$169
Total	$—	$749	$—	$749	$749	900

Non-Cash Items

For the three and nine months ended October 31, 2023, the Company recorded capitalized software purchased with stock, totaling $60,000 and $176,000, respectively, as non-cash items as it relates to non-cash investing activities in the condensed consolidated statements of cash flow.

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

	January 31, 2023	CECL Adoption	Provision adjustments	Write-offs & Recoveries	October 31, 2023
Allowance for credit losses	$(132,000)	$36,000	—	—	$(96,000)

For the period ended October 31, 2023, the Company estimated the current expected credit loss related to accounts receivable using historical credit loss rates and applied an adjustment to account for future economic conditions in accordance with ASU 2016-13. The Company had no further impact on the allowance for credit losses during the nine-month period ended October 31, 2023.

Recent Accounting Pronouncements Not Yet Adopted

The Company does not believe there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 — BUSINESS COMBINATION

Avelead Acquisition

The Company acquired all the equity interests of Avelead Consulting, LLC (“Avelead”) as part of the Company’s strategic expansion into the acute-care health care revenue cycle management industry (the “Transaction”). The Transaction was completed on August 16, 2021.

On November 21, 2022, the Company made cash payments of $2,012,000 and issued 1,871,037 unregistered securities in the form of restricted common stock, par value $0.01 per share, with respect to the first year earnout consideration. The estimated aggregate value of the first year earnout payment was $5,000,000. The second (and final) year earnout payment is expected to be paid during the quarter ending January 31, 2024 and consists of $1,214,000 of cash payments and 1,589,342 unregistered securities in the form of restricted common stock, par value $0.01 per share. These liabilities are reflected at the estimated fair value of the future commitment on the Company’s condensed consolidated balance sheet as “Acquisition Earnout Liability” and totaled $1,833,000 as of October 31, 2023.

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

Alpharetta Office Lease

On October 1, 2021, the Company entered into an agreement with a third-party to sublease its office space in Alpharetta, Georgia. The sublease term was for 18 months, which coincided with the Company’s underlying lease (see below). The Company received $292,000 from the sublessee over the term of the sublease. The sublease did not relieve the Company of its original obligation under the lease, and therefore the Company did not adjust the operating lease right-of-use asset and related liability. The sublease terminated on March 31, 2023. For the three and nine months ended October 31, 2023, the Company recorded $0 and $32,000, respectively, as other income related to the sublease. For the three and nine months ended October 31, 2022, the Company recorded $49,000 and $145,000, respectively, as other income related to the sublease.

The Company entered into a lease for office space in Alpharetta, Georgia, on March 1, 2020. The lease terminated on March 31, 2023. At inception, the Company recorded a right-of use asset of $540,000, and related current and long-term operating lease obligation in the accompanying consolidated balance sheet. The Company used a discount rate of 6.5% to determine the lease liability. For the three and nine months ended October 31, 2023, the Company had lease operating costs of approximately $0 and $32,000, respectively. For the three and nine months ended October 31, 2022, the Company had lease operating costs of approximately $48,000 and $145,000, respectively.

Suwanee Office Lease

Upon acquiring Avelead on August 16, 2021 (refer to Note 3 – Business Combination), the Company assumed an operating lease agreement for the corporate office space of Avelead. The lessor is an entity controlled by one of the sellers of Avelead and that seller is a former employee of the Company. The initial 36-month term lease commenced March 1, 2019 and expired on February 28, 2022. The Company previously renewed the lease for an additional 12-month term which expired February 28, 2023 and was not renewed. For the three and nine months ended October 31, 2023, the Company recorded rent expense of $0 and $6,000, respectively. For the three and nine months ended October 31, 2022, the Company recorded rent expense of $18,000 and $55,000, respectively.

NOTE 5 — DEBT

Outstanding principal balances consisted of the following at:

	October 31, 2023	January 31, 2023
Term loan	$9,250,000	$9,750,000
Financing cost payable	120,000	69,000
Deferred financing cost	(78,000)	(105,000)
Total	9,292,000	9,714,000
Less: Current portion of term loan	(1,250,000)	(750,000)
Non-current portion of term loan	8,042,000	8,964,000
Non-current portion of line of credit	500,000	—
Total non-current portion of debt	$8,542,000	$8,964,000

Term Loan and Revolving Line of Credit

On November 29, 2022, the Company executed a Second Modification to Second Amended and Restated Loan Agreement (the “Second Modification”). The Second Modification includes an expansion of the Company’s total borrowing to include a $2,000,000 non-formula revolving line of credit. The revolving line of credit will be co-terminus with the term loan and matures on August 26, 2026. There are no requirements to draw on the line of credit. Amounts outstanding under the line of credit portion of the Second Amended and Restated Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The Second Modification amended certain financial covenants in the Second Amended and Restated Loan Agreement. At January 31, 2023 and October 31, 2023, there was $0 and $500,000 outstanding on the revolving line of credit, respectively.

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

The Second Amended and Restated Loan Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements. Substantially all the assets of the Company are collateralized by the Second Amended and Restated Loan Agreement. For the periods ended January 31, 2023 and October 31, 2023, the Company was in compliance with the Second Amended and Restated Loan Agreement covenants. However, the Company’s current forecast projects the Company may not be able to maintain compliance with certain of its financial covenants under the Second Amended and Restated Loan Agreement in the future. The Company is forecasted to miss certain future covenants. See Note 1 – Basis of Presentation for detail regarding the Company’s assessment as a going concern.

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

NOTE 6 — INCOME TAXES

Income tax benefit increased to $59,000 for the nine months ended October 31, 2023 compared to expense of $22,000 in the prior year comparable period. The effective income tax rate on continuing operations of approximately -0-% differs from our combined federal and state statutory rate of 25% primarily due to the full valuation allowance the Company currently maintains on its net deferred tax asset.

The Company has recorded $340,000 and $333,000 in reserves for uncertain tax positions as of October 31, 2023 and January 31, 2023, respectively.

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Consulting Agreement with 180 Consulting, LLC

On March 19, 2020, the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, pursuant to which 180 Consulting has provided and will continue to provide a variety of consulting services in support of eValuator products including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, through separate executed statements of work (“SOWs”). On September 20, 2021, the Company entered into a separate MSA in support of Avelead products. Certain of the SOWs include the ability of 180 Consulting to earn common stock of the company at a conversion rate to be calculated 20 days after the execution of the related SOW. The MSA includes a termination clause upon a 90-day written notice. While no related party has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to the Company under the MSA and the SOWs may share workspace and administrative costs with 121G Consulting, LLC (“121G”). Mr. Green is a “member” of 121G, and, accordingly, has a financial interest in that entity. 180 Consulting earned 100,037 and 358,190 shares for the three and nine months ended October 31, 2023, respectively, and has earned an aggregate of 1,273,394 shares of the Company’s common stock through October 31, 2023. 180 Consulting earned 183,284 and 293,190 shares for the three and nine months ended October 31, 2022, respectively. For services rendered by 180 Consulting during the three and nine months ended October 31, 2023, the Company incurred fees of $639,000 and $2,558,000, respectively, and capitalized non-employee stock compensation of $60,000 and $176,000, respectively. The Company paid fees of $751,000 and $1,781,000 for services rendered by 180 Consulting during the three and nine months ended October 31, 2022.

Inclusive of the MSA executed with 180 Consulting are SOWs that provide for the Company to sublicense software through 180 Consulting that is owned by 121G. This is a services agreement for access to software that assists the Company in implementing and integrating with our clients’ technology. The license agreement is designed such that there is no material financial benefit that accrues to 121G. 180 Consulting licenses the software from 121G at cost. The Company paid approximately $87,000 and $468,000 for the SOWs that include the sublicense agreement for the three and nine months ended October 31, 2023, respectively, which are included in the aforementioned totals above.

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess cost over fair value of the net assets of acquired businesses and is not amortized. The Company performs an impairment assessment of goodwill annually during the fourth quarter of its fiscal year with a valuation date of November 1, or more frequently if a triggering event occurs.

The Company’s intangible assets consist of client relationships, acquired and developed technology, and trade names. These assets are recorded at cost, less accumulated amortization and impairment, if any. All the Company’s intangible assets are definite lived and amortized on a straight-line basis over their estimated useful lives. Subsequent testing of intangible assets is conducted when a triggering event occurs that would indicate impairment may exist.

In October 2023, the Company was notified by a legacy client of its intent to not renew its contract as of its end date on December 31, 2023. At that time, the Company elected to accelerate the execution of a planned strategic restructuring that was designed to reduce costs while maintaining the Company’s ability to expand its SaaS business. Both the client termination and the execution of the strategic restructuring were announced on October 16, 2023. Following these announcements, the Company’s share price declined significantly. Based on these events (collectively, the “Triggering Events”), the Company identified indicators of possible impairment and initiated testing using a valuation date of October 31, 2023. The impairment tests were conducted under guidance of ASC Topic 360, Impairment and Disposal of Long-Lived Assets (“ASC 360”) for certain long-lived assets, including capitalized contract costs, developed technology, client relationships and trade names, and in accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”) with respect to the reporting unit’s goodwill.

Goodwill

The changes in the carrying amount of goodwill were as follows:

Nine Months Ended
October 31, 2023
Balance as of January 31, 2023	$23,089,000
Impairment	(9,813,000)
Balance as of October 31, 2023	$13,276,000

The Company determined that effective January 31, 2023, it had one reporting unit for purposes of evaluation of goodwill. Based on the Triggering Events and in conjunction with its preparation of its financial statements for the three and nine months ended October 31, 2023, the Company tested the reporting unit’s goodwill for possible impairment as of October 31, 2023. The testing for impairment was performed under the guidance of ASC 360. The testing utilized a discounted debt-free net cash flow (“DCF”) method under the income approach and the market capitalization method (“MCM”) under the market approach. The sum of the weighted values of each method was used to derive the fair value of the Company’s equity.

The MCM calculates the aggregate market value of the Company based on the total number of shares outstanding and the current market price of the shares as of the valuation date. Data on similar mergers and acquisitions within healthcare technology are observed to determine control premium that represents a stock premium percentage offered by an acquirer to a public company. The control premium applied to the aggregate market value represents MCM calculated fair value.

The DCF incorporates the use of projected financial information and a discount rate using a weighted average cost of capital with cost of equity estimated based on the capital asset pricing model. The cash-flow projections are based on financial forecasts developed by management that include forecasts of future operating results based on internal budgets and strategic plans to invest in working capital to support anticipated revenue growth. External factors and business conditions are considered by management when setting the long-term growth rates. The selected discount rate considers the risk and nature of the reporting unit’s cash flows and the rates of return market participants would require to invest their capital in the Company.

The Company concluded that its goodwill was impaired based on the weighted combination of the DCF and MCM value estimates which resulted in a calculated fair value lower than the equity carrying value. The Company recorded an impairment of goodwill in the amount of $9,813,000 reported as “Goodwill Impairment” on its Condensed Consolidated Statement of Operations for the period ended October 31, 2023.

Intangible Assets

The changes in the carrying amounts of the Company’s finite-lived assets were as follows:

		October 31, 2023
	Estimated Useful Life	Gross Assets	Accumulated Amortization	Impairment	Net Assets
Finite-lived assets:
Client relationships	8-10 years	$9,700,000	$2,216,000	$963,000	$6,521,000
Internally developed software	9 years	6,380,000	1,565,000	—	$4,815,000
Trademarks and tradenames	15 years	1,340,000	197,000	—	$1,143,000
Total		$17,420,000	$3,978,000	963,000	$12,479,000

ASC 360 defines a multi-step process to test long-lived assets, including intangible assets, for recoverability that if failed would indicate impairment. First, the Company must consider whether indicators of impairment of long-lived assets are present, which the Company determined the Triggering Events in conjunction with preparation of its financial statements for the three and nine months ended October 31, 2023 provided such indication.

Next, the Company must review the long-lived assets to define asset group(s) that would reflect the lowest level of assets to which discrete cash flows are identifiable. In performing this review, the Company identified that the long-lived asset “client relationships” related to Avelead should be classified as abandoned (the “Abandoned Asset”) with the Company determining that it no longer has plans to provide the corresponding consulting service. The Abandoned Asset’s carrying value would need to be set to its salvage value which would be zero given no future cash flows.

The Company determined the lowest level of discrete cash flows is at the reporting unit level, and all remaining long-lived assets (excluding the Abandoned Asset) and goodwill would represent its only asset group. Recoverability is assessed by comparing that the sum of the discrete undiscounted cash flows exceeds the carrying value of the asset group. The undiscounted cash flow projections are based on 8-year (representing the useful life of the primary asset in the asset group) financial forecasts developed by management that include forecasts of future operating results based on internal budgets and strategic plans to investment in working capital to support anticipated revenue growth.

The undiscounted cash flows for the long-lived assets were above the carrying amounts indicating that the long-lived asset group is recoverable and no further impairment to long-lived assets exists as of October 31, 2023. For the three-month period ended October 31, 2023, the Company recorded $963,000 as “Impairment of long-lived assets” on its Condensed Consolidated Statement of Operations to adjust the Abandoned Asset to its salvage value of zero.

NOTE 10 - RELATED PARTY TRANSACTIONS

Refer to Note 3 – Business Combination. The Company acquired Avelead on August 16, 2021. Accordingly, the Company assumed a lease for corporate office space from a selling equity-holder of Avelead that is a former employee of the Company. This lease term ended February 2023. For the three and nine months ended October 31, 2023, the Company recorded rent expense of $0 and $6,000, respectively. For the three and nine months ended October 31, 2022, the Company recorded rent expense of $18,000 and $55,000, respectively (refer to Note 4 – Operating Leases).

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

Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 and in our subsequent filings with the SEC, and include among others, the following:

●	competitive products and pricing;

●	product demand and market acceptance;

●	entry into new markets;

●	the possibility that any of the anticipated benefits of the acquisition of Avelead Consulting, LLC (“Avelead”) will not be realized or will not be realized within the expected time period, the businesses of the Company and the Avelead segment may not be integrated successfully, or such integration may be more difficult, time-consuming or costly than expected, or revenues following the Avelead acquisition may be lower than expected;

●	new product and services development and commercialization;

●	key strategic alliances with vendors and channel partners that resell our products;

●	uncertainty in continued relationships with customers due to termination rights;

●	our ability to control costs;

●	availability, quality and security of products produced, and services provided by third-party vendors;

●	the healthcare regulatory environment;

●	potential changes in legislation, regulation and government funding affecting the healthcare industry;

●	healthcare information systems budgets;

●	availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems;

●	the success of our relationships with channel partners;

●	fluctuations in operating results;

●	our future cash needs;

●	the consummation of resources in researching acquisitions, business opportunities or financings and capital market transactions;

●	the failure to adequately integrate past and future acquisitions into our business;

●	critical accounting policies and judgments;

●	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other standard-setting organizations;

●	changes in economic, business and market conditions impacting the healthcare industry and the markets in which we operate;

●	impairment of our goodwill and other intangible assets;

●	the extent to which health epidemics and other outbreaks of communicable diseases could disrupt our operations and/or materially and adversely affect our business and financial conditions;

●	our ability to maintain compliance with the terms of our credit facilities; and

●	our ability to maintain compliance with the continued listing standards of the Nasdaq Capital Market (“Nasdaq”).

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

During the fiscal third quarter ended October 31, 2022, the Company strengthened its balance sheet through a capital raise. On October 24, 2022, the Company entered into purchase agreements with certain investors pursuant to which the Company agreed to issue and sell in a registered direct offering (the “2022 Offering”), an aggregate of 6,299,989 shares of common stock, par value $0.01 per share, at a purchase price of $1.32 per share. The gross proceeds to the Company from the 2022 Offering were approximately $8.3 million. The 2022 Offering closed on October 26, 2022.

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

On October 16, 2023, the Company announced it was executing a strategic restructuring designed to reduce expenses while maintaining the Company’s ability to expand its SaaS business. The strategic restructuring initiatives included a reduction in force, resulting in the termination of 26 employees, or approximately 24% of the Company’s workforce. To execute the strategic restructuring, the Company estimates the one-time restructuring costs associated with the workforce reduction to be approximately $900,000, and the Company expects the expenses associated with the strategic restructuring to be substantially recognized by the end of fiscal year 2023. The Company recorded $749,000 of the estimated expenses in the three months ending October 31, 2023, which consisted of approximately $730,000 in severance and other employee termination-related expenses and approximately $19,000 in incurred legal fees. The remaining estimated cost pertains to various professional fees the Company may require to assist with execution of the strategic restructuring. The Company expects to realize approximately $5,800,000 in annualized cost savings as a result of the strategic restructuring. Approximately 60% of the expected savings are related to the reduction in force and will be realized beginning in the fourth quarter of fiscal year 2023. The remaining expected savings are vendor related expenses which are expected to result in cost savings beginning in the first quarter of fiscal year 2024.

Results of Operations

Revenues

	Three Months Ended
($ in thousands):	October 31, 2023	October 31, 2022	Change	% Change

Software as a service	$3,924	$3,209	$715	22%
Maintenance and support	1,070	1,120	(50)	(4)%
Professional fees and licenses	1,139	1,888	(749)	(40)%
Total Revenues	$6,133	$6,217	$(84)	(1)%

	Nine Months Ended
($ in thousands):	October 31, 2023	October 31, 2022	Change	% Change

Software as a service	$10,630	$9,157	$1,473	16%
Maintenance and support	3,327	3,348	(21)	(1)%
Professional fees and licenses	3,278	5,639	(2,361)	(42)%
Total Revenues	$17,235	$18,144	$(909)	(5)%

Software as a Service (SaaS) — Revenue from SaaS for the three- and nine-month periods ended October 31, 2023 increased by $715,000 and $1,473,000, respectively, compared to the prior year periods. The increase in SaaS revenue for the three and nine-month period ended October 31, 2023 is primarily due to new clients on the Company’s eValuator, RevID and Compare products offset by non-renewals of certain clients. Beginning in the first quarter of fiscal 2024, we anticipate lower SaaS revenue for the short term due primarily to a large client non-renewal of RevID and Compare.

We have approximately $2.7 million of annualized contract value of SaaS contracts to be implemented as of October 31, 2023. The industry has been impacted by hospital personnel shortages and a backlog of hospital IT projects. This has resulted in slower contract-to-implementation timelines, which is delaying revenue recognition for such contracts. It is uncertain how long these headwinds will impact our implementation timelines.

Maintenance and support — For both the three- and nine-month periods ended October 31, 2023, revenue from maintenance and support remained relatively consistent compared to the prior year periods. The Company does not anticipate maintenance and support growth due to the Company’s shift to its growth products that are classified as software as a service.

Professional fees and licenses — Proprietary software revenue for the three- and nine-month periods ended October 31, 2023 remained consistent compared to the prior year periods. The Company has primarily shifted the business from perpetual software licenses to a SaaS model. Software license sales come solely from our channel partners; therefore, the periodic amounts are less predictable and consistent than recurring revenues.

For the three- and nine-month periods ended October 31, 2023, revenue from professional services decreased by $749,000 and $2,110,000, respectively, compared to the prior year periods. The decrease in professional fees is primarily driven by the termination of client consulting agreements at the close of fiscal year 2022 that did not align with the Company’s long-term strategy. These terminations resulted in a decrease in professional services revenue for the three and nine months ended October 31, 2023 of $884,000 and $2,572,000, respectively, compared to the prior year periods. The Company is primarily focused on growth of its SaaS products, and, accordingly, is not expecting growth in professional services for the remainder of the fiscal year.

For the three-month period ended October 31, 2023, revenue from audit services remained consistent compared to the prior year period. For the nine-month period ended October 31,2023, audit services revenue overall decreased by $201,000 compared to the prior year period. This decrease included $938,000 of revenue in the prior year nine-month period for agreements not renewed by clients that was offset by $611,000 from new audit service agreements plus $126,000 of additional revenue from amended agreements with increased scope. The company is primarily focused on utilizing audit services to support its eValuator product. Accordingly, the Company does not expect revenue growth in the future in audit services.

Cost of Sales

	Three Months Ended
(in thousands):	October 31, 2023	October 31, 2022	Change	% Change
Cost of software as a service	$1,677	$1,742	$(65)	(4)%
Cost of maintenance and support	129	84	45	54%
Cost of professional fees and licenses	1,072	1,744	(672)	(39)%
Total cost of sales	$2,878	$3,570	$(692)	(19)%

	Nine Months Ended
(in thousands):	October 31, 2023	October 31, 2022	Change	% Change
Cost of software as a service	$5,159	$4,771	$388	8%
Cost of maintenance and support	250	220	30	14%
Cost of professional fees and licenses	3,202	4,992	(1,790)	(36)%
Total cost of sales	$8,611	$9,983	$(1,372)	(14)%

Cost of software as a service (SaaS) - The cost of SaaS solutions is comprised of salaries, amortization of capitalized software development and third-party content provider costs. Certain costs in SaaS solutions are tied to volumes, such as number of users. These costs include coding tools supporting eValuator and a third-party system that enable the Company’s products to ingest data from the hospital system. For the three months ended October 31, 2023, the cost of SaaS solutions decreased $65,000 compared to the prior year period. The decrease is driven by lower personnel costs of $216,000 offset by an increase in amortization of capitalized assets for RevID and Compare of $69,000 compared to the prior year three-month period. For the nine months ended October 31,2023 the cost of software as a service increased $388,000 compared to the prior year period. The increase was driven by an increase in vendor costs of $1,008,000 offset by lower personnel costs of $690,000 compared to the prior year nine-month period. The Company expects the cost of SaaS solutions will continue to increase as revenue increases.

For the three and nine months ended October 31, 2023, the cost of SaaS solutions includes non-cash charges of $572,000 and $1,692,000, respectively, related to the amortization of capitalized software, which impacts SaaS margin by 15% and 16%, respectively. The Company expects margins related to SaaS solutions to increase in the future for clients currently in the process of implementation. Certain costs, such as labor and third-party content providers, impact the gross margin before a customer is fully implemented and revenue is recognized.

Cost of maintenance and support - The cost of maintenance and support includes compensation and benefits for client support personnel and the cost of third-party content provider contracts. The costs for the three and nine months ended October 31, 2023 remained consistent with the comparable prior year periods.

Cost of professional fees and licenses – The cost of professional fees and licenses include each of professional services, audit and coding services and software licenses. The overall change for cost of professional fees and licenses for the three and nine months ended October 31, 2023 decreased $672,000 and $1,790,000, respectively, compared to the prior year periods.

The cost of professional fees includes compensation and benefits for personnel and related expenses. For the three and nine months ended October 31, 2023, professional services costs decreased by $659,000 and $1,847,000, respectively, compared to the prior year periods. These decreases were driven by a large customer contract cancellation at the end of fiscal year 2022 resulting in lower personnel and third-party contractor costs. This lower cost of professional fees is expected to continue, when compared with the prior year, throughout fiscal year 2023.

The cost of audit services includes compensation and benefits for audit services personnel, and related expenses. The costs for the three months ended October 31, 2023 remained consistent compared to the prior year period with a slight increase of $13,000. The costs for the nine months ended October 31, 2023 increased, compared to the corresponding prior year period, by $159,000 due to an increase in employee related expenses.

The cost of software licenses for the three and nine months ended October 31, 2023 decreased by $27,000 and $102,000, respectively, compared to the prior year periods due to lower amortization of development costs related to the Company’s coding/CDI product. The Company expects software license costs to continue to decrease due to the maturity of the non-SaaS software products.

Selling, General and Administrative Expense

	Three Months Ended
($ in thousands):	October 31, 2023	October 31, 2022	Change	% Change
General and administrative expenses	$2,798	$2,692	$106	4%
Sales and marketing expenses	1,324	1,363	(39)	(3)%
Total selling, general, and administrative expense	$4,122	$4,055	$67	2%

	Nine Months Ended
($ in thousands):	October 31, 2023	October 31, 2022	Change	% Change
General and administrative expenses	$8,220	$8,253	$(33)	(0)%
Sales and marketing expenses	3,859	4,376	(517)	(12)%
Total selling, general, and administrative expense	$12,079	$12,629	$(550)	(4)%

General and administrative expenses consist primarily of compensation and related benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenses, amortization of intangible assets, and occupancy costs. For the three months ended October 31, 2023, the increase in general and administrative expenses of $106,000 was driven primarily by an increase in stock compensation expense of $207,000 due to accelerated vesting of grants, as well as an increase of severance expense of $278,000, offset by decreased employee salaries, bonuses, and benefits of $208,000. The Company also saw a decrease in rent expense of $57,000 and a decrease of $77,000 related to computer equipment and software. For the nine months ended October 31, 2023, the general and administrative expenses remained generally consistent compared to the prior year period.

Sales and marketing expenses consist primarily of compensation and related benefits and travel and entertainment expenses related to our sales and marketing staff, as well as advertising and marketing expenses, including trade shows. For the three months ended October 31, 2023, sales and marketing expenses remained consistent compared to the prior year period. For the nine months ended October 31, 2023, the decrease of $517,000 was primarily driven by a decrease in professional services and marketing expenses of $446,000, severance expense of $105,000, and travel-related expenses of $60,000, offset by an increase in salaries, bonuses, commissions, and benefits of $77,000, compared to the prior year period.

Research and Development

	Three Months Ended
($ in thousands):	October 31, 2023	October 31, 2022	Change	% Change
Research and development expense	$1,304	$1,754	$(450)	(26)%
Capitalized research and development cost	535	563	(28)	(5)%

	Nine Months Ended
($ in thousands):	October 31, 2023	October 31, 2022	Change	% Change
Research and development expense	$4,310	$4,527	$(217)	(5)%
Capitalized research and development cost	1,556	1,450	106	7%

Research and development expense consists primarily of compensation and related benefits and the use of independent contractors for specific near-term development projects. Research and development expenses for the three and nine months ended October 31, 2023 decreased by $450,000 and $217,000, respectively, compared to the prior year periods. The prior year comparable periods included additional one-time non-capitalizable projects completed by our third-party partner plus higher headcount from operating separate product innovation teams. The consolidation of the teams and completion of the one-time projects reduced the overall research and development expense for fiscal year 2023.

Capitalized research and development costs for the three months ended October 31, 2023 remained consistent with the prior year period. Capitalized research and development costs for the nine months ended October 31, 2023 increased by approximately $106,000 compared to the prior year period due to additional projects being capitalized for the products. With the recent strategic restructuring, the Company expects capitalization rates will decrease.

Impairment of Goodwill

	Three Months Ended
($ in thousands):	October 31, 2023	October 31, 2022	Change	% Change
Impairment of Goodwill	$9,813	$—	$9,813	100%

	Nine Months Ended
($ in thousands):	October 31, 2023	October 31, 2022	Change	% Change
Impairment of Goodwill	$9,813	$—	$9,813	100%

Based on the Triggering Events and in conjunction with its preparation of its financial statements for the three and nine months ended October 31, 2023, the Company tested the reporting unit’s goodwill for possible impairment as of October 31, 2023. Refer to the Goodwill section of Note 9 — Goodwill and Intangible Assets of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for more information on the goodwill impairment testing.

The Company concluded that goodwill was impaired based on the weighted combination of the DCF and MCM value estimates which resulted in a calculated fair value lower than its carrying value. The Company recorded an impairment of goodwill in the amount of $9,813,000 for the three- and nine-month periods ended October 31, 2023, with no goodwill impairments reported in the prior year comparable periods.

Impairment of long-lived assets

	Three Months Ended
($ in thousands):	October 31, 2023	October 31, 2022	Change	% Change
Impairment of long-lived assets	$963	$—	$963	100%

	Nine Months Ended
($ in thousands):	October 31, 2023	October 31, 2022	Change	% Change
Impairment of long-lived assets	$963	$—	$963	100%

Based on the Triggering Events and in conjunction with its preparation of its financial statements for the three and nine months ended October 31, 2023, the Company tested long-lived assets, including intangible assets, for recoverability that, if failed, would indicate impairment. The Company, in reviewing long-lived assets to define asset group(s), identified an abandoned asset. A separate long-lived asset for “client relationships” related to Avelead was no longer going to be used following the Company’s determination that these services were not part of its core offerings going forward. The Company adjusted the abandoned asset’s carrying value to its salvage value which would be zero given no future cash flows.

Refer to the Intangible Assets section of Note 9 — Goodwill and Intangible Assets of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for more information on the long-lived asset impairment testing.

For the three- and nine-month periods ended October 31, 2023, the Company recorded $963,000 representing the impairment of the Abandoned Asset with no other long-lived impairments reported in the prior year comparable periods.

Other Income (Expense)

	Three Months Ended
($ in thousands):	October 31, 2023	October 31, 2022	Change	% Change
Interest expense	$(266)	$(198)	$(68)	34%
Acquisition earnout valuation adjustments	1,182	163	1,019	625%
Miscellaneous income	—	68	(68)	(100)%
Total other income	$916	$33	$883	2,676%

	Nine Months Ended
($ in thousands):	October 31, 2023	October 31, 2022	Change	% Change
Interest expense	$(781)	$(519)	$(262)	50%
Acquisition earnout valuation adjustments	1,905	188	1,717	913%
Miscellaneous income	31	151	(120)	(79)%
Total other (expense) income	$1,155	$(180)	$1,335	(742)%

Interest expense consists of interest associated with the term loan, deferred financing costs, and line of credit, less interest related to capitalization of software. Interest expense increased for the three and nine months ended October 31, 2023 from the comparable prior year periods primarily due to the $10,000,000 term loan and $500,000 outstanding line or credit with Western Alliance Bank (See Note 5 – Debt) and the associated increased interest rate on that debt. Interest rate increases are expected to continue to increase interest expense (year-over-year) through the remainder of fiscal year 2023.

The acquisition earnout valuation is related to the liabilities associated with the Avelead acquisition (Refer to Note 3 – Business Combination of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”). For the three and nine months ended October 31, 2023, the Company recorded a valuation income adjustment of $1,182,000 and $1,905,000, respectively, compared to $163,000 and $188,000, respectively, for the comparable prior year periods. The valuation adjustment is caused by the decrease in the value of the stock to be transferred under the arrangement.

Miscellaneous income is primarily from the sublease of the Alpharetta location (Refer to Note 4 – Operating Leases of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”).

Provision for Income Taxes

We recorded an income tax benefit of $120,000 and income tax expense of $9,000 for the three months ended October 31, 2023 and 2022, respectively, and income tax benefit of $59,000 and income tax expense of $22,000 for the nine months ended October 31, 2023 and 2022, respectively, which is comprised of estimated federal, state and local income tax provisions. The Company has a substantial amount of net operating losses for federal and state income tax purposes. The effective income tax rate on continuing operations of approximately 0% differs from our combined federal and state statutory rate of 25% primarily due to the full valuation allowance the Company currently maintains on its net deferred tax asset.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define: (i) EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation, amortization, share-based compensation expense, transaction related expenses and other expenses that do not relate to our core operations such as severances and impairment charges; and (iii) Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of GAAP net revenue. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a supplemental understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the Board of Directors, and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure (primarily interest charges), asset base (primarily depreciation and amortization), items outside the control of the management team (taxes) and expenses that do not relate to our core operations including: transaction-related expenses (such as professional and advisory services), corporate restructuring expenses (such as severances) and other operating costs that are expected to be non-recurring. Adjusted EBITDA removes the impact of share-based compensation expense, which is another non-cash item.

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

The following table reconciles EBITDA and Adjusted EBITDA to net loss from continuing operations for the three and nine months ended October 31, 2023 (amounts in thousands). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended		Nine Months Ended
In thousands, except per share data	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022
Adjusted EBITDA Reconciliation
Net Loss	$(11,911)	$(3,138)	$(17,327)	$(9,197)
Interest expense	266	198	781	519
Income tax (benefit) expense	(120)	9	(59)	22
Depreciation and amortization	1,105	1,053	3,186	3,212
EBITDA	$(10,660)	$(1,878)	$(13,419)	$(5,444)
Share-based compensation expense	517	555	1,626	1,212
Impairment of goodwill	9,813	—	9,813	—
Impairment of long-lived assets	963	—	963	—
Non-cash valuation adjustments	(1,182)	(163)	(1,905)	(188)
Acquisition-related costs, severance, and transaction-related bonuses	213	387	389	1,010
Restructuring charges	749	—	749	—
Other non-recurring charges	—	(73)	(33)	(140)
Adjusted EBITDA	$413	$(1,172)	$(1,817)	$(3,550)
Adjusted EBITDA margin (1)	7%	(19)%	(11)%	(20)%

(1)	Adjusted EBITDA as a percentage of GAAP net revenue.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective, or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. Except as discussed below, there have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

Goodwill and Intangible Assets

The Company completed its annual goodwill assessment during the fourth quarter of fiscal year 2022. We determined, as of January 31, 2023, the Company has one reporting unit for purposes of evaluation of goodwill as a result of the Company’s consolidation of operations of Streamline and Avelead at the end of fiscal year 2022. We used a weighted sum of income and market approaches to determine the fair value of the Company’s goodwill. Under the income approach, the fair value was based on the present value of the estimated debt-free, discounted cash flows that the reporting unit is expected to generate. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate was based on the weighted average cost of capital appropriate for the Company.

In the third quarter of 2023, the Company received a notice from a significant SaaS client of its intent not to renew its contract following the expiration of the current term on December 31, 2023. The Company also announced it was accelerating a planned strategic restructuring to allow it to reduce costs while continuing to focus on expanding its SaaS operations. These announcements triggered a significant decrease in the Company’s share price. Based on these factors, we determined there were indicators that the goodwill may be impaired, and accordingly, performed an interim goodwill impairment test as of October 31, 2023. The results of the impairment test showed that the fair value of the reporting unit was lower than the carrying value, resulting in a $9.8 million goodwill impairment charge. As of October 31, 2023, the remaining goodwill balance of the Company after recording the goodwill impairment charge was $13 million.

Also, during the third quarter of 2023, due to the factors discussed above, we assessed whether the carrying amounts of the Company’s long-lived assets may not be recoverable and, therefore, impaired. Our assessment resulted in an impairment charge of $1 million, primarily related to client relationships related to a subset of consulting related services the Company expects to not be a core part of its business going forward. The charge was calculated using the asset’s salvage value as it was considered no longer held for use.

The fair value of our reporting unit and intangible assets is subjective in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. If we do not achieve our forecasts or the Company’s share price declines further, it is possible the goodwill of the Company could be deemed to be impaired again in a future period.

The risks and potential impacts on the fair value of our goodwill and long-lived assets are included in our risk factor disclosures referenced under “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2023.

Liquidity, Capital Resources, and Going Concern

The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenue and collection of contractual amounts from customers, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter to quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and capital expenditures, which generally include computer hardware.    Operations are funded with cash generated by operations and borrowings under credit facilities. Information concerning the Company’s assessment as a going concern is included in Note 1 – Basis of Presentation in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”. Cash and cash equivalent balances at October 31, 2023 and January 31, 2023 were approximately $2,557,000 and $6,598,000, respectively.

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

The Company has liquidity through the Second Amended and Restated Loan Agreement described in more detail in Note 5 – Debt in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”. The Company has a term loan facility with an initial, maximum, principal amount of $10,000,000. Amounts outstanding under the Second Amended and Restated Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The Second Modification amended the covenants of the Second Amended and Restated Loan Agreement. Refer to Note 5 – Debt for information regarding the Second Modification. At October 31, 2023, there was $500,000 outstanding on the revolving line of credit.

The Second Amended and Restated Loan Agreement includes customary financial covenants, including the requirements that the Company achieve certain EBITDA levels and fixed coverage ratios and maintain certain cash balances and certain recurring revenue levels. The Second Amended and Restated Loan Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. As of October 31, 2023, the Company was in compliance with all debt covenants under the Second Amended and Restated Loan Agreement. The Company is forecasted to miss certain future covenants. See Note 1 – Basis of Presentation for detail regarding the Company’s assessment as a Going Concern.

Significant cash obligations

(in thousands)	October 31, 2023	January 31, 2023
Term loan (1)	$9,292	$9,714
Acquisition earnout liability (2)	1,833	3,738
Restructuring severance (3)	731	—
Line of credit (4)	500	—

(1)	Term loan balance is reported net of deferred financing costs of $78,000 and $105,000 as of October 31, 2023 and January 31, 2023, respectively, and financing cost payable of $120,000 and $69,000 as of October 31, 2023 and January 31, 2022, respectively. Refer to Note 5 – Debt for additional information. The term loan payable as of October 31, 2023 and January 31, 2023 was bank term debt under the Second Amended and Restated Loan Agreement.

(2)	The fair value of the acquisition earnout liability is based upon a probability-weighted discounted cash flow as of October 31, 2023 and January 31, 2023, respectively. The second year earnout is expected to be paid during the quarterly period ending January 31, 2024, subject to a dispute and resolution process. Refer to Note 3 — Business Combination.

(3)	Refer to the “Restructuring” section of Note 2 – Summary of Significant Accounting Policies. The outstanding severance payable balance was related to the recent restructuring.

(4)	Refer to Note 5 – Debt for additional information. The outstanding balance of the line of credit as of October 31, 2023 was related to the Second Amended and Restated Loan Agreement.

Operating cash flow activities

	Nine months Ended
(in thousands)	October 31, 2023	October 31, 2022
Net loss from continuing operations	$(17,327)	$(9,197)
Non-cash adjustments to net loss	13,657	4,317
Cash impact of changes in assets and liabilities	1,509	159
Net cash used in operating activities	$(2,161)	$(4,721)

The net cash used in operating activities improved during the nine months ended October 31, 2023 compared with the prior year comparable period. This improvement was a higher cash impact of changes in operating assets and liabilities, driven by a decrease in accounts and contract receivables as a result of the timing of cash payments received, and a decrease in both deferred revenue and accrued expense for the period ended October 31, 2023. Both the net loss from continuing operations and the non-cash adjustments to net loss for the nine months ended October 31, 2023 include impairment of long-lived assets of $963,000 and impairment of goodwill of $9,813,000.

Investing cash flow activities

	Nine months Ended
(in thousands)	October 31, 2023	October 31, 2022
Purchases of property and equipment	$(47)	$(10)
Capitalized software development costs	(1,562)	(1,435)
Net cash used in investing activities	$(1,609)	$(1,445)

The cash used in investing activities for the nine months ended October 31, 2023 and October 31, 2022, includes capitalized software development costs. Capitalization of costs is expected to begin to decrease for the remainder of fiscal year 2023 as a result of the recently announced strategic restructuring. See discussion and analysis in “Research and development costs” above.

Financing cash flow activities

	Nine months Ended
(in thousands)	October 31, 2023	October 31, 2022
Repayment of term loan payable	$(500)	$(125)
Proceeds from line of credit	500	—
Proceeds from issuance of common stock	—	8,316
Payments for costs directly attributable to the issuance of common stock	—	(52)
Payments related to settlement of employee share-based awards	$(271)	$(165)
Other	$—	$6
Net cash (used in) provided by financing activities	$(271)	$7,980

The cash used in financing activities in the nine months ended October 31, 2023, and October 31, 2022, includes principal payments on the term loan related to the Second Amended and Restated Loan Agreement and payments related to settlement of employee share-based awards. The Company received proceeds from the line of credit related to the Second Amended and Restated Loan Agreement for the nine months ended October 31, 2023. The cash provided by financing activities in the nine months ended October 31, 2022 was a result of the 2022 Offering of the Company’s common stock, which closed on October 26, 2022.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer (who serves as our principal executive officer) and our Interim Chief Financial Officer (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of October 31, 2023. Based on that evaluation, our President and Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we do not meet the continued listing standards of The Nasdaq Capital Market, our common stock could be delisted from trading, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock is currently listed on The Nasdaq Capital Market which imposes continued listing requirements with respect to listed shares. On October 24, 2023, we received a letter from the Listing Qualifications Department of Nasdaq, indicating that our common stock was subject to potential delisting from The Nasdaq Capital Market because, for a period of thirty (30) consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). Nasdaq stated in its letter that in accordance with the Nasdaq Listing Rules, we have been provided an initial period of one hundred eighty (180) calendar days, or until April 22, 2024, to regain compliance with the Bid Price Requirement. The letter states that Nasdaq will provide written notification that we have achieved compliance with the Bid Price Requirement if at any time before April 22, 2024, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days.

If we fail to regain compliance by April 22, 2024, we may be eligible for an additional one hundred eighty (180) calendar day compliance period to demonstrate compliance with the Bid Price Requirement. To qualify for the additional one hundred eighty (180) day period, we will be required to meet the continued listing requirement for market value of publicly held shares set forth in Nasdaq Listing Rule 5550(a) and all other listing standards for The Nasdaq Capital Market set forth in Nasdaq Listing Rule 5505, with the exception of the Bid Price Requirement, and will need to provide written notice to Nasdaq to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we do not qualify for the second compliance period or we fail to regain compliance during the second one hundred eighty (180)-day period, then Nasdaq will notify us of its determination to delist our common stock, at which we would have an opportunity to appeal the delisting determination to a Hearings Panel.

In the event that our common stock is delisted from The Nasdaq Capital Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Such a delisting would also likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we may take actions to restore our compliance with The Nasdaq Capital Market listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Bid Price Requirement or prevent future non-compliance with The Nasdaq Capital Market listing requirements.

If our goodwill or other intangible assets become impaired, our results of operations and capitalization could be negatively impacted.

We have significant intangible assets, including goodwill and other long-lived assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, we will be required to assess the potential impairment of goodwill and other intangible assets. Factors that could trigger an impairment of such assets include, but are not limited to, (i) changes in our organization or management reporting structure that could result in additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit; (ii) under performance relative to historical or projected future operating results; (iii) changes in the strategy for our overall business; (iv) negative industry or economic trends; (v) decline in our stock price for a sustained period; and (vi) our market capitalization declining to below net book value.

For the fiscal quarter ended October 31, 2023, the Company recorded (i) a goodwill impairment charge of $9,813,000 as a result of the impairment analysis in connection with the significant decline in the Company’s share price that was in response to the Company announcing acceleration of a strategic restructure plus a significant SaaS client notice to terminate as of December 31, 2023 and (ii) an impairment on finite-lived assets of $963,000 due to the Company’s conclusion that its Customer Relationships (Consulting) asset was considered abandoned and therefore fully impaired under ASC 360 as of October 31, 2023. Future adverse changes in these or other unforeseeable factors could result in additional impairment charges that would negatively impact our results of operations and financial position in the reporting period identified.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended October 31, 2023, the Company issued to 180 Consulting an aggregate of 131,054 shares of common stock as compensation for services previously rendered during the three months ended July 31, 2023. Such shares were issued pursuant to the Master Services Agreement, effective March 19, 2020, by and between the Company and 180 Consulting and related statements of work. The shares were issued in a private placement in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

The following table sets forth information with respect to our repurchases of common stock during the three months ended October 31, 2023:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	that May
	Total		as Part of	Yet Be
	Number of		Publicly	Purchased
	Shares	Average	Announced	under the
	Purchased	Price Paid	Plans or	Plans or
	(1)	per Share	Programs	Programs
Aug 1 - Aug 31	—	$—	—	—
Sep 1 - Sep 30	4,923	0.95	—	—
Oct 1 - Oct 31	33,112	0.43	—	—
Total	38,035	$0.50	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended October 31, 2023.

Item 5. OTHER INFORMATION

During the three months ended October 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. EXHIBITS

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed September 15, 2014).
3.2	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed May 24, 2021).
3.3	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed June 8, 2022).
3.4	Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014 (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed April 3, 2014).
10.1	Amendment No. 3 to Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan, dated June 15, 2023 (Incorporated by reference from Appendix B to the Company’s Definitive Proxy Statement, dated May 11, 2023, for the Company’s 2023 Annual Meeting of Stockholders).
10.2	Employment Agreement, dated December 4, 2023, by and between Company and Bryant James Reeves
31.1*	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: December 14, 2023	By:	/s/ Benjamin L. Stilwill
Benjamin L. Stilwill President and Chief Executive Officer

DATE: December 14, 2023	By:	/s/ Bryant J. Reeves III
Bryant J. Reeves III
Interim Chief Financial Officer

