Form 10-K
period 2024-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2024-04-30
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed using the closing price as reported by The NASDAQ Stock Market, Inc. for the Registrant’s Common Stock on July 31, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was $57,165,443.

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value per share, as of April 26, 2024 was 65,362,533.

Documents incorporated by reference:

Information required by Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2024 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended January 31, 2024.

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

Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described in Part I, Item 1A, “Risk Factors” herein, and the other cautionary statements in other documents we file with the SEC, including the following:

●	competitive products and pricing;

●	product demand and market acceptance;

●	entry into new markets;

●	the possibility that any of the anticipated benefits of the acquisition of Avelead Consulting, LLC (“Avelead”) will not be realized or will not be realized within the expected time period, the businesses of the Company and the Avelead segment may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, customers may terminate and/or decrease the use of our products and services, or revenues following the Avelead acquisition may be lower than expected;

●	new product and services development and commercialization;

●	key strategic alliances with vendors and channel partners that resell our products;

●	uncertainty in continued relationships with clients due to termination rights;

●	our ability to control costs;

●	availability, quality and security of products produced and services provided by third-party vendors;

●	the healthcare regulatory environment;

●	potential changes in legislation, regulation and government funding affecting the healthcare industry;

●	healthcare information systems budgets;

●	availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems;

●	the success of our relationships with channel partners;

●	fluctuations in operating results;

●	our future cash needs;

●	the consummation of resources in researching acquisitions, business opportunities or financings and capital market transactions;

●	the failure to adequately integrate past and future acquisitions into our business;

●	critical accounting policies and judgments;

●	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other standard-setting organizations;

●	changes in economic, business and market conditions impacting the healthcare industry and the markets in which we operate;

●	our ability to maintain compliance with the terms of our credit facilities; and

●	the extent to which health epidemics and other outbreaks of communicable diseases could disrupt our operations and/or materiality and adversely affect our business and financial conditions;

●	our ability to maintain compliance with the continued listing standards of the Nasdaq Capital Market (“Nasdaq”).

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

The Company provides software solutions, professional consulting, and auditing services, which capture, aggregate, and translate structured and unstructured data to deliver intelligently organized, easily-accessible predictive insights to its clients. Hospitals and certain hospital-owned-and operated physician groups use the knowledge generated by Streamline Health to help them improve their financial performance.

The Company’s software solutions are delivered to clients either by access to the Company’s hosted web applications in the cloud through a secure connection, commonly referred to as a software as a service (“SaaS”) delivery method, or by a fixed-term or perpetual license, where such software is installed locally in the client’s data center.

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

Solutions

The Company offers solutions and services to assist its clients in revenue cycle management including its two flagship technologies RevIDTM and eValuatorTM. RevID offers automated, daily reconciliation of clinical event activity to patient billing charge items prior to billing. eValuator provides 100% automated coding analysis prior to billing. In addition, the Company offers an array of professional services, including system implementation. The Company’s solutions and services are designed to improve the flow of critical revenue cycle information throughout the enterprise. The solutions and services help to transform the structure of information between disparate information technology systems into actionable data, giving the end user comprehensive access to clinical and business intelligence to enhance billing accuracy and decision-making. Solutions can be accessed securely through SaaS or delivered either by a perpetual license or by a fixed-term license installed locally.

RevID Automated Revenue Reconciliation – RevID is a cloud-based SaaS solution that delivers automated, daily charge reconciliation. RevID identifies discrepancies between a provider’s clinical and billing departments and ensures that every medical service is tracked, accounted for, and ultimately accurately billed, thereby reducing revenue leakage. RevID functions on a pre-bill basis, allowing providers to catch mistakes and discrepancies prior to billing.

eValuator Coding Analysis Platform – This technology is a cloud-based SaaS solution that delivers the capability of fully automated analysis on 100% of billing codes entered by a healthcare provider’s coding team. This is done on a pre-bill basis, enabling providers to identify and address their highest-impact cases prior to billing. Rule sets are enabled for inpatient, outpatient and pro-fee cases. With eValuator, providers can add an audit function on a pre-bill basis to all cases, allowing the provider to better optimize reimbursements and mitigate risk on its billing practices.

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

Professional Services

Audit and Coding Services — The Company provides technology-enabled audit and coding services to help clients review and optimize their internal clinical documentation and coding functions across the applicable segment of the client’s enterprise. The Company offers its Audit and Coding services to primarily support eValuator clients by expanding audit capacity to drive net revenue retention rates. The Company provides these services using experienced coders and auditors through use of its eValuator proprietary software to improve the targeting of records with the highest likelihood of requiring an audit. The audit services are provided for inpatient diagnostic-related group (DRG) code auditing, outpatient ambulatory payment classification (APC) auditing, hierarchical condition categories (HCC) auditing and Physician/Pro-Fee services coding and auditing.

Software Services – Software services relates to implementation of our core software modules, including data collection, configuration of the software based on the clients’ needs, training and support. Support services include non-specified upgrades to the software.

Professional Services – The Company’s professional services are typically associated with hospital revenue cycle assistance and include troubleshooting, staff augmentation and “ad hoc” services. Services may include, but are not limited to, review of workflow processes, development and optimization of new workflows, optimization of interfaces, performance of audits and reconciliations, interim resources and project management of system implementations or conversions. The Company has replaced its emphasis on professional services with technology solutions. The Company’s premise is that technology on the front end of the revenue cycle process will reduce waste and errors in the coding and the backend.

Clients and Strategic Partners

The Company provides transformational, data-driven solutions to some of the most well-respected healthcare enterprises in the United States and Canada. The Company provides these solutions through a combination of direct sales and relationships with strategic channel partners.

During fiscal 2023, one individual client accounted for 10% or more of our revenue and represented approximately $5.1 million of total revenue. During fiscal 2022, two individual clients accounted for 10% or more of our revenue and represented approximately $7.9 million of total revenue. A SaaS client who accounted for approximately $4.4 million, or 19%, and $4.2 million, or 17%, of our revenues for fiscal 2023 and fiscal 2022, respectively, did not renew a contract with the Company, effective December 31, 2023. Four clients represented 14%, 12%, 12% and 11% respectively, of accounts receivable as of January 31, 2024, and four clients represented 13%, 12%, 12% and 10%, respectively, of accounts receivable as of January 31, 2023. Many of our clients are invoiced on an annual basis.

For more information regarding our major clients, please see “Risks Relating to Our Business - Our sales have been concentrated in a small number of clients” in Part 1, Item 1A, “Risk Factors” herein.

Acquisitions

The Company regularly evaluates opportunities for acquisitions for portions of the Company that may not align with current growth strategies.

The Company acquired all of the equity interests of Avelead as part of the Company’s strategic expansion into the revenue cycle management, acute-care healthcare space. The acquisition was completed on August 16, 2021. The aggregate consideration for the purchase of Avelead was approximately $29.7 million (at fair value) consisting of (i) $12.5 million in cash, net of cash acquired, (ii) $6.5 million in common stock, and (iii) approximately $10.7 million in contingent consideration. The Company issued 5,021,972 shares of its restricted common stock to Avelead equity holders in connection with the acquisition. See Note 3 - Business Combination to our consolidated financial statements included in Part II Item 8, “Financial Statements and Supplementary Data” for additional information regarding the acquisition.

Business Segments

The Company has determined it has only one operating segment based on the guidance of ASC 280-10-50 paragraphs 1 through 8, The Company has a sole chief operating decision maker who reviews a single set of financials, information, has accountability for the performance of the organization, and allocates resources to drive success.

For fiscal 2022, the Company had two reporting units for evaluation of goodwill: Streamline Solutions and Avelead Solutions. The Company determined that, effective January 1, 2023, it has one reporting unit for purposes of evaluation of goodwill, which was used for evaluation of goodwill for fiscal 2023. At the end of fiscal 2022, the Company consolidated and combined its operations for Streamline Solutions and Avelead Solutions. For total assets at January 31, 2024 and 2023 and total revenue and net loss for the fiscal years ended January 31, 2024 and 2023, see our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” herein.

Contracts, License and Services Fees

The Company enters into agreements with its clients that specify the scope of the system to be installed and/or services to be provided by the Company, as well as the agreed-upon pricing, applicable term duration and the timetable for the associated licenses and services.

For clients purchasing software to be installed locally or provided on a SaaS model, there are multiple performance obligations that include either a perpetual or term license and right to access the applicable software functionality (whether installed locally at the client site or the right to use the Company’s solutions as a part of SaaS services), terms regarding maintenance and support services, and professional services for implementation, integration, process engineering, optimization and training, as well as fees and payment terms for each of the foregoing. If the client purchases solutions on a perpetual license model, the client is billed the license fee up front. Maintenance and support is provided on a term basis for separate fees, with an initial term typically from one to five years in length. The maintenance and support fee is charged annually, in advance, commencing either upon contract execution or deployment of the solution in live production. If the client purchases solutions on a term-based model, the client is billed periodically a combined access fee for a specified term, typically from one to seven years in length. The access fee includes the access rights along with all maintenance and support services.

The Company also generally provides software and SaaS clients professional services for implementation, integration, process engineering, optimization and training. These services and the associated fees are separate from the license, maintenance and access fees. Professional services are provided on either a fixed-fee or hourly arrangements billable to clients based on agreed-to payment milestones (fixed fee) or monthly payment structure on hours incurred (hourly). These services can either be included at the time the related locally installed software or SaaS solution is licensed as part of the initial purchase agreement or added as an addendum to the existing agreement for services required after the initial implementation. The Company recognizes revenue for implementation for certain of its eValuator SaaS solution over the contract term, as it has been determined that those implementation services are not a distinct performance obligation, whereas for other SaaS and Software solutions such as Coding & CDI, RevID and Compare, it has been determined that its implementation services are a distinct performance obligation and, accordingly, are recognized separately as professional services.

Audit and Coding services are provided through a stand-alone services agreement or services addendum to an existing master services agreement with the client. These review services are available as either a one-time service or recurring monthly, quarterly or annual review structure. These services are typically provided on a per reviewed account/chart basis. Monthly minimums are required where material discounts have been offered. Revenue is generally recognized when the chart is reviewed (i.e, service is completed).

The commencement of revenue recognition on software solutions varies depending on the size and complexity of the system and/or services involved, the implementation or performance schedule requested by the client and usage by clients of SaaS for software-based components. The Company’s agreements are generally non-cancellable but provide that the client may terminate its agreement upon a material breach by the Company and/or may delay certain aspects of the installation or associated payments in such events. The Company does allow for termination for convenience in certain situations. Therefore, it is difficult for the Company to accurately predict the revenue it expects to achieve in any particular period, and a termination or installation delay of one or more phases of an agreement, or the failure of the Company to procure additional agreements, could have a material adverse effect on the Company’s business, financial condition, and results of operations, as further discussed in Part 1, Item 1A, “Risk Factors” herein. In the third quarter of fiscal 2023, the Company received a notice from a significant SaaS client who accounted for approximately 19% and 17% of our revenue for fiscal 2023 and fiscal 2022, respectively, of its intent not to renew its contract following the expiration of the current term on December 31, 2023. With the exception of the foregoing, the Company has not historically experienced a material amount of contract cancellations; however, the Company sometimes experiences delays in the course of contract performance and the Company accounts for them accordingly.

Third-Party License Fees

The Company incorporates software licensed from various third-party vendors into its proprietary software. The Company licenses these software products and pays the required license fees when such software is delivered to clients.

Associates

As of January 31, 2024, the Company had 77 employees, a net decrease of 35 employees during fiscal 2023. All employees are full-time employees. The Company utilizes independent contractors to supplement its staff, as needed. None of the Company’s associates are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good. The Company’s success depends, to a significant degree, on its management, sales and technical personnel.

For more information on contracts, backlog, acquisitions and research and development, see also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Competition

The RevID product has competition in charge reconciliation, generally. The Company believes RevID’s automated charge reconciliation technique is unique in the industry as it interacts with disparate clinical systems identifying unbilled services. There are products that purport to provide similar services, including FinThrive’s Charge Capture Audit Tool and CloudMed Tool set. The Company anticipates that additional competition may develop as pre-bill, daily charge reconciliation becomes a standard within the industry.

The eValuator product has numerous competitors in the auditing software industry. The Company believes eValuator is unique in that it is designed and has the requisite workflow to perform audits on a pre-bill basis. The Company believes it is an industry leader in pre-bill auditing technology. We have seen competition on similar products that are being utilized by clients as a pre-bill auditing tool, such as PwC Smart and 3M, however, these similar products are intended to be utilized for post-bill auditing which is a different workflow than what is necessary for pre-bill auditing. We expect to have competition in the pre-bill technology industry. Client processes dictate that correcting errors prior to billing is more efficient and effective than having an audit after billing. There will be larger and more sophisticated competitors than our Company. Accordingly, using the time we have to gain market share prior to direct competition is critical to the Company’s success.

The Compare product has little direct competition outside of manual reconciliations. The Company believes few systems exist that can accurately compare the various software systems used by hospitals. Examples of potential competitors include Vitalware, Craneware and FinThrive’s Chargemaster toolkit. The Company believes Compare is unique because it can be easily fine-tuned to work with a wide array of hospital systems to create a bespoke offering for specific clients, easing transitions to new platforms or acting as an ongoing maintenance check tool.

Regarding our Coding and CDI Solutions and eValuator Coding Analysis Platform, several companies historically have dominated the clinical information system software market. The industry is undergoing consolidation and realignment as companies position themselves to compete more effectively. Strategic alliances between vendors of other healthcare systems are increasing. Barriers to entry to this market include technological and application sophistication, the ability to offer a proven product, creating and utilizing a well-established client base and distribution channels, brand recognition, the ability to operate on a variety of operating systems and hardware platforms, the ability to integrate with pre-existing systems and capital for sustained development and marketing activities. The Company has many competitors including clinical information system vendors that are larger, more established and have substantially more resources than the Company.

Regarding our Audit and Coding Services, there are numerous companies and independent consultants who offer these services. Barriers to entry to this market include creating and utilizing a well-established client base and distribution channels, brand recognition, establishing differentiators for our services and capital for sustained development and marketing activities.

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

Regulations

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

Our revenues have been concentrated in a relatively small number of large clients, and we have historically derived a substantial percentage of our total revenue from a few clients. For the fiscal years ended January 31, 2024 and 2023, our five largest clients accounted for 38% and 46%, respectively, of our total revenue. A client who accounted for approximately $4.4 million, or 19%, of our revenue for fiscal 2023, and $4.2 million, or 17%, of our revenue for fiscal 2022, terminated its contract with the Company, effective December 31, 2023. If one or more clients terminate all or any portion of a master agreement, delay installations or if we fail to procure additional agreements, there could be a material adverse effect on our business, financial condition and results of operations. See Note 9 - Major Clients to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, herein for further information regarding representation of the Company’s largest individual major clients.

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

The Company generally does not allow for termination of a client’s agreement except at the end of the agreed upon term or for cause. However, certain of the Company’s client contracts provide that the client may terminate the contract without cause prior to the end of the term of the agreement by providing written notice, sometimes with relatively short notice periods. In the third quarter of fiscal 2023, a client who accounted for approximately $4.4 million, or 19%, of our revenue for fiscal 2023, and $4.2 million, or 17%, of our revenue for fiscal 2022, terminated its contract with the Company, effective December 31, 2023. The Company also provides trial or evaluation periods for certain clients, especially for new products and services. Furthermore, there can be no assurance that a client will not cancel all or any portion of an agreement, even without an express early termination right, and the Company may face additional costs or hardships collecting on amounts owed if a client terminates an agreement without such a right. Whether resulting from termination for cause or the limited termination for convenience rights discussed above, the existence of contractual relationships with these clients is not an assurance that we will continue to provide services for our clients through the entire term of their respective agreements. If clients representing a significant portion of our revenue terminated their agreements unexpectedly, we may not, in the short-term, be able to replace the revenue and income from such contracts and this would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, client contract terminations could harm our reputation within the industry, especially any termination for cause, which could negatively impact our ability to obtain new clients.

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

We currently compete with many other companies for the licensing of similar software solutions and related services. Several companies historically have dominated the clinical information systems software market and several of these companies have either acquired, developed, or are developing their own analytics and coding/clinical documentation improvement solutions, as well as the resultant workflow technologies. The industry is undergoing consolidation and realignment as companies position themselves to compete more effectively. Many of these companies are larger than us and have significantly more resources to invest in their business. In addition, information and document management companies serving other industries may enter the market. Suppliers and companies with whom we may establish strategic alliances also may compete with us. Such companies and vendors may either individually, or by forming alliances excluding us, place bids for large agreements in competition with us. A decision on the part of any of these competitors to focus additional resources in any of our solution focuses (charge reconciliation, coding audit solutions, analytics and coding/clinical documentation improvement), workflow technologies and other markets addressed by us could have a material adverse effect on us.

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

As our operations grow and as we implement our business strategies, we expect to use both internal and external sources of capital. In addition to cash flow from normal operations, we may need additional capital in the form of debt or equity to operate and support our growth, execute our business plans and remain competitive in our markets. We may have no or limited availability to such external capital, in which case our future prospects may be materially impaired. Furthermore, we may not be able to access external sources of capital on reasonable or favorable terms. Our business operations could be subject to both financial and operational covenants that may limit the activities we may undertake, even if we believe they would benefit the Company. While we believe our existing sources of liquidity will provide sufficient resources to meet our current working capital and cash requirements, if we require an increase in capital to meet our future business needs or if we are unable to comply with covenants under our credit facilities, such capital may not be available to us on terms acceptable to us, or at all.

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

Global credit and financial markets have recently, and may continue to, experience extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes and uncertainty about economic stability. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

We must maintain compliance with the terms of our existing credit facilities or receive a waiver for any non-compliance. The failure to maintain compliance could have a material adverse effect on our ability to finance our ongoing operations and we may not be able to find an alternative lending source if a default occurs.

We have a credit facility with Western Alliance Bank (“WAB”) pursuant that certain Second Amended and Restated Loan and Security Agreement (as amended and modified, the “Loan Agreement”). The Loan Agreement includes (i) a term loan facility with an initial maximum principal amount of $10,000,000 and (ii) a $2,000,000 revolving line of credit. The Loan Agreement is secured by substantially all of the assets of the Company, its subsidiaries, and certain of our affiliates.

The Loan Agreement has a five-year term, and the maximum principal amount was advanced in a single-cash advance on or about the closing date. Interest accrued under the Loan Agreement is due monthly, and the Company is required to make monthly interest-only payments through the one-year anniversary of the closing date. From the first anniversary of the closing date through the maturity date, the Company is required to make monthly payments of principal and interest that increase over the term of the agreement. The Loan Agreement requires principal repayments of $500,000 in the second year, $1,000,000 in the third year, $2,000,000 in the fourth year, and $3,000,000 in the fifth year, respectively, with the remaining outstanding principal balance and all accrued but unpaid interest due in full on the maturity date. The Loan Agreement may also require early repayments if certain conditions are met.

The Loan Agreement also includes negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. Specifically, the Loan Agreement requires us to satisfy a Maximum ARR Net Leverage Ratio, Maximum Debt to Adjusted EBITDA Ratio, and Fixed Charge Coverage Ratio (as such terms are defined in the Loan Agreement) and maintain minimum Adjusted EBITDA on an ongoing basis, measured at the end of each fiscal quarter. For the period ended January 31, 2024, the Company was not in compliance with certain financial covenants under the Loan Agreement; however, on February 7, 2024, the Company received a waiver from WAB pursuant to that certain Third Modification and Waiver (the “Third Modification”) to the Loan Agreement (see Refer to Note 14 – Subsequent Events to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information regarding the Third Modification.).

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

Our business, results of operations and financial condition has been, and may continue to be, materially adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic, and its attendant economic damage, has had an adverse impact on our revenue and may continue to adversely affect our business, results of operations and financial condition. These and other potential impacts of COVID-19 may continue to materially and adversely affect our business, results of operations and financial condition. We may experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future as a result of the COVID-19 pandemic. For instance, changes in the behavior of customers, businesses and their employees as a result of the COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted, are unknown. Furthermore, the financial condition of our customers and vendors may be adversely impacted, which may result in a decrease in the demand for our products, the inability and our franchisees’ ability to operate store locations or a disruption to our supply chain. Any of these events may, in turn, have a material adverse impact our business, results of operations and financial condition.

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

As of January 31, 2024, we had outstanding options and warrants to purchase 67,500 and no shares of the Company’s common stock, respectively. The exercise of such options and warrants and conversion of convertible securities would dilute the ownership percentages of our existing stockholders, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for our common stock. We are generally not restricted from issuing in public or private offerings additional shares of common stock or preferred stock, and other securities that are convertible into or exchangeable for, or that represent a right to receive, common stock or preferred stock or any substantially similar securities. Such offerings represent the potential for a significant increase in the number of outstanding shares of our common stock. The market price of our common stock could decline as a result of sales of common stock, preferred stock or similar securities in the market made after an offering or the perception that such sales could occur.

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

As of January 31, 2024, we had no shares of preferred stock outstanding.

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

Our common stock is listed on The Nasdaq Capital Market. To maintain listing on The Nasdaq Capital Market, we must satisfy minimum financial and other continued listing requirements and standards, including the Minimum Bid Price Requirement (as discussed below) and those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements.

We are required to maintain a minimum bid price of $1.00 per share. On October 24, 2023, we received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market indicating that the closing bid price of our common stock had been below the minimum bid price of $1.00 per share for the previous 30 consecutive business days, which is required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq has provided the Company with 180 calendar days, or until April 22, 2024, to regain compliance with the Minimum Bid Price Requirement. During this period, our common stock will continue to trade uninterrupted on The Nasdaq Capital Market under the symbol “STRM.” To regain compliance, the closing bid price of our common stock must be at least $1.00 for a minimum of 10 consecutive business days at any time before April 22, 2024. If by April 22, 2024, the Company cannot demonstrate compliance with the Minimum Bid Price Requirement, it may be eligible for additional time, subject to meeting the continued listing requirements for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement. If the Company meets these requirements, we will have an additional 180 calendar days to comply with the Minimum Bid Price Requirement to maintain the listing of our common stock on The Nasdaq Capital Market. If we are not eligible for the second compliance period, the Staff will provide notice that our common stock will be subject to delisting, which determination may be appealed to the Nasdaq Hearings Panel.

There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement, even if we maintain compliance with the other listing requirements. In the event that our common stock is delisted from The Nasdaq Capital Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Such a delisting would also likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we may take actions to restore our compliance with The Nasdaq Stock Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Minimum Bid Price Requirement or prevent future non-compliance with The Nasdaq Stock Market’s listing requirements.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to maintain the security, confidentiality, integrity, and availability of our business systems and confidential information, including personal information and intellectual property.

Our cybersecurity program includes systems and processes for assessing, identifying and managing material risks from cybersecurity threats and include maintenance and monitoring of information security policies aligned with information technology controls; user and employee awareness of cybersecurity policies and practices; information systems configuration management; and infrastructure security systems. Management makes concerted efforts to select third-party software providers with a demonstrated track-record of effectively addressing cybersecurity concerns. In event of a cybersecurity incident, we would rely upon these providers. We have developed and implemented cybersecurity and data privacy processes and procedures that are informed by recognized cybersecurity frameworks and standards, including Microsoft Azure CSPM and SOC 2. We use this framework, together with information collected from periodic manual assessments and automated testing, to tailor aspects of our cybersecurity practices given the nature of our assets, operations and business.

The members of our information technology team actively monitor threats to the information technology environment and work with our third-party service providers to monitory cybersecurity threats. In light of the Company’s current size and limited personnel, management believes relying on experienced third-party providers is the most prudent and cost-effective course.

As of the date of this Annual Report, there have been no cybersecurity threats that have materially affected or are reasonably likely to materially affect our business, operations, or financial condition. For more information on how cybersecurity risk could materially affect our company’s business strategy, results of operations, or financial condition, please refer to the “Risk Factors” section of this Annual Report.

Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors and management. Our Board of Directors is responsible for general cybersecurity risk oversight and stays informed on data privacy and information security issues and vulnerabilities that may be applicable to the Company. Our Board of Directors reviews and evaluates management’s evaluation and mitigation of cybersecurity risks as part of its oversight of the Company’s risk management program. Management periodically reviews cybersecurity risks and risk mitigation plans and activities with the Board of Directors. We outsource most aspects of our information technology management and these third-party providers are available to address any cybersecurity issues that may arise.

Item 2. Properties

In March 2020, the Company moved its principal offices to a subleased office space at 11800 Amber Park Drive, Suite 125, Alpharetta, Georgia 30009. The office space totals 7,409 square feet and the sublease expired on March 31, 2023. In October 2021, we subleased this space to a third party for the remaining lease period.

On August 16, 2021, contemporaneous with the acquisition of Avelead, the Company assumed a lease of office space at 1172 Satellite Boulevard NW, Office Suite 100, Suwannee, Georgia 30024. The lease expired on February 28, 2022. The lease was renewed in February 2022 for one year on substantially the same terms. The tenant of the lease is an entity controlled by the former owner of Avelead and former Chief Strategy Officer of the Company. The lease expired on February 28, 2023 and was not renewed.

Prior to occupying the subleased office space located in Alpharetta, Georgia, the Company occupied shared office space under a membership agreement which provides for membership fees based on the number of contracted seats.

The Company has moved to a virtual office model and does not have a physical office space. Membership agreements and daily space rentals are leveraged by the Company when groups need to meet in person. Our mailing address is 2400 Old Milton Pkwy, Box 1353, Alpharetta, GA 30009. We believe the virtual environment is adequate for the Company’s current and planned future operations. Suitable alternative space is available to accommodate expansion of the Company’s operations.

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

According to the Company’s stock transfer agent’s records, the Company had 215 stockholders of record as of April 29, 2024. Because brokers and other institutions on behalf of stockholders hold many of such shares, the Company is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. The Company estimates that it has approximately 2,728 stockholders, based on information provided by Broadridge Financial Solutions.

The Company has never declared or paid any cash dividends on its common stock and does not currently intend to do so for the foreseeable future. The Company currently intends to invest its future earnings, if any, to fund its growth.

For the fiscal year ended January 31, 2024, we issued an aggregate of 459,117 shares of common stock to 180 Consulting (as defined below) as compensation for services provided pursuant to the Master Services Agreement, effective March 19, 2020, by and between the Company and 180 Consulting and related statements of work. The shares were issued in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act and the certificates representing such shares have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

180 Consulting has earned, cumulatively, through the Master Services Agreement, 1,479,911 shares of common stock through January 31, 2024. 206,517 shares of common stock were earned but not issued as of the end of our fiscal year ended January 31, 2024. In June 2023, the Company filed a Registration Statement on Form S-3 to register 394,127 shares of common stock that were previously issued to 180 Consulting pursuant to Rule 416 of the Securities Act of 1933. See Note 12 – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

The following table sets forth information with respect to our repurchases of common stock during the three months ended January 31, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
November 1 - November 30	14,529	$0.43	—	—
December 1 - December 31	—	—	—	—
January 1 - January 31	—	—	—	—
Total	14,529	$0.43	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended January 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company has identified its primary role as aiding healthcare providers to enhance their revenue cycle management by concentrating on the intermediary stages of the revenue cycle, specifically from initial charge capture to bill drop. This strategic focus remains consistent as the Company continues to prioritize initiatives within this segment. Our clients predominantly consist of acute-care hospital systems and their affiliated clinics.

Our commitment to this segment is underscored by our two flagship software solutions: RevID and eValuator. The Company is dedicated to spearheading an industry-wide effort aimed at improving the financial performance of healthcare providers by shifting billing interventions upstream to enhance coding accuracy. As a result of our solutions, clients have reduced revenue leakage, mitigated risks of under-billing and over-billing, and reduced both denials and accounts receivable turnover.

By focusing on the intermediary stages of the revenue cycle, we believe we offer a distinctive and compelling value proposition that can help us attract more clients. Through innovation and strategic acquisitions, we have broadened our target markets beyond inpatient facilities to encompass outpatient centers, clinics, and physician practices. Our suite of revenue cycle solutions, including eValuator and RevID, is highly competitive, enabling us to secure five significant new clients and our first enterprise client (using multiple products) in fiscal 2023. These clients represent some of the most renowned names in healthcare, reflecting our salesforce’s emphasis on industry-leading organizations whose processes often serve as benchmarks for smaller facilities.

On October 16, 2023, the Company announced it was executing a strategic restructuring designed to reduce expenses while maintaining the Company’s ability to expand its SaaS business (the “Strategic Restructuring”). The Strategic Restructuring initiatives included a reduction in force, resulting in the termination of 26 employees, or approximately 24% of the Company’s workforce. To execute the Strategic Restructuring, the Company recognized one-time restructuring costs associated with the workforce reduction of $759,000, which consisted of approximately $731,000 in severance and other employee termination-related expenses and approximately $28,000 in incurred legal fees, in fiscal 2023. The Company expects to realize approximately $5,800,000 in annualized cost savings as a result of the Strategic Restructuring. Approximately 60% of the expected savings related to the reduction in force were realized during the fourth quarter of fiscal 2023. The remaining expected cost savings are vendor-related expenses which are expected to be recognized beginning in the first quarter of fiscal 2024.

Acquisitions

On August 16, 2021, the Company completed an acquisition of Avelead, a recognized leader in providing solutions and services to improve revenue integrity for healthcare providers nationwide. The Company believes Avelead’s solutions will complement and extend the value the Company can deliver to its clients. Refer to Note 3 – Business Combination in our consolidated financial statements included in Part I, Item I, “Financial Statements” for further information on the Avelead acquisition.

Macro-Economic Conditions

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

The COVID-19 pandemic, and its attendant economic damage, had an adverse impact on our revenue. Our healthcare clients were significantly impacted by the pandemic, and continue to struggle with high turnover rates and a challenging labor market in clinical and administrative departments resulting in a backlog of IT projects. As a result, our market has become highly unpredictable, diminishing our ability to accurately forecast the timing of sales and implementations.

Results of Operations

Statements of Operations for the fiscal years ended January 31, 2024 and 2023 (in thousands):

	2024	2023	$ Change	% Change
Software as a Service	$14,075	$12,326	$1,749	14%
Maintenance and Support	4,318	4,483	(165)	(4)%
Professional fees and licenses	4,203	8,080	(3,877)	(48)%
Total revenues	22,596	24,889	(2,293)	(9)%
Cost of sales	11,053	13,395	(2,342)	(17)%
Selling, general and administrative	14,710	16,283	(1,573)	(10)%
Research and development	5,704	6,042	(338)	(6)%
Impairment of goodwill	9,813	—	9,813	100%
Impairment of long-lived assets	963	—	963	100%
Total operating expenses	42,243	35,720	6,523	18%
Operating loss	(19,647)	(10,831)	(8,816)	81%
Other (expense) income, net	904	(477)	1,381	(290)%
Income tax benefit (expense)	46	(71)	117	(165)%
Net loss	$(18,697)	$(11,379)	$(7,318)	(64)%
Adjusted EBITDA(1)	$(1,386)	$(3,757)	$2,371	63%

(1)	Non-GAAP measure meaning net earnings (loss) before net interest expense, tax (expense) benefit, depreciation, amortization, stock-based compensation expense, transactional and other expenses that do not relate to our core operations. See “Use of Non-GAAP Financial Measures” below for additional information and reconciliation.

The following table sets forth, for each fiscal year indicated, certain operating data as percentages of total revenues:

Statements of Operations (1)

	Fiscal Year
	2023	2022
Software as a service	62.3%	49.5%
Maintenance and support	19.1	18.0
Professional fees and licenses	18.6	32.5
Total revenues	100%	100%
Cost of sales	48.9%	53.8%
Selling, general and administrative	65.1	65.4
Research and development	25.2	24.3
Impairment of goodwill	43.4	—
Impairment of long-lived assets	4.3	—
Total operating expenses	186.9%	143.5%
Operating loss	(86.9)%	(43.5)%
Other (expense) income, net	4.0	(1.9)
Income tax benefit (expense)	0.2	(0.3)
Net loss	(82.7)%	(45.7)%

Cost of Sales to Revenues ratio, by revenue stream:
Software as a service	46.7%	51.6%
Maintenance and support	7.3%	9.5%
Professional fees and licenses	99.1%	81.8%

(1)	Because a significant percentage of the operating costs are incurred at levels that are not necessarily correlated with revenue levels, a variation in the timing of software licenses and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past results nor are they necessarily indicative of the future results of the Company in the near or long-term. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

Comparison of Fiscal 2023 with Fiscal 2022

Revenues

	Fiscal Year		2023 to 2022 Change
(in thousands):	2023	2022	$	%
Software as a service	$14,075	$12,326	$1,749	14%
Maintenance and support	4,318	4,483	(165)	(4)%
Professional fees and licenses	4,203	8,080	(3,877)	(48)%
Total Revenues	$22,596	$24,889	$(2,293)	(9)%

Software as a service (SaaS) — Revenues from SaaS are primarily comprised of the Company’s flagship products; eValuator and RevID. Revenues from SaaS in fiscal 2023 were $14,075,000, as compared to $12,326,000 in fiscal 2022. The $1,749,000 increase in SaaS revenue was primarily attributable to new client wins, incremental sales to existing clients and recognition of a full year of revenue from certain clients that implemented our solutions during fiscal 2022, partially offset by client non-renewals. In fiscal 2023, the Company received notice from a significant SaaS client of its intent not to renew its contract following the expiration of the current term on December 31, 2023. Fiscal 2023 SaaS revenue reflects losing one month of revenue related to that client. The Company expects minimal growth in its SaaS business year-over-year but expects sequential growth in each quarter of fiscal 2024 as the Company replenishes the lost revenue related to the non-renewal of the client contract. At January 31, 2024, the Company had approximately $3,900,000 in SaaS annual contract value for contracts that has not been implemented.

Maintenance and support — Revenues from maintenance and support are derived from our legacy CDI and Abstracting products. In fiscal 2023, these revenues were slightly lower as compared to fiscal 2022. $381,000 of the revenue decline was the result of site terminations and reductions, which was offset by $137,000 of new sales acquired through our channel partner and $78,000 of new revenue from existing clients related to CPI adjustments. As the Company maintains its focus on SaaS products the Company expects maintenance and support revenue will continue to decrease in fiscal 2024 as a result of pricing pressure, anticipated non-renewal of contracts and minimal new sales.

Professional fees and licenses — Revenues from professional fees and licenses include proprietary software, term license, professional services and audit and coding services revenues. Total professional fees and licenses revenues in fiscal 2023 were $4,203,000, a decline of $3,877,000 as compared to $8,080,000 in fiscal 2022.

There were no perpetual software license revenues recognized in fiscal 2023, as compared to $663,000 in fiscal 2022. The Company has primarily shifted its business from perpetual software licenses to a SaaS model. Software license sales come primarily from channel partners who were nonproductive in fiscal 2023. As a result of these channel partner relationships the Company has limited ability to influence sales of these products. Term license revenue for fiscal 2023 decreased $318,000 from fiscal 2022 to a total of $238,000 due to a term license non-renewal.

Professional services revenues in fiscal 2023 were $1,764,000 as compared to $4,319,000 in fiscal 2022. The decrease in professional services revenue was attributable to the Company and certain clients choosing at the end of fiscal 2022 to not renew consulting contracts which accounted for approximately $3,100,000 of professional services revenue in fiscal 2022. The consulting services contracts had low margins compared to our SaaS solutions and the Company does not intend to pursue such professional services contracts in the future. The decrease in professional services revenue was partially offset by $700,000 of revenue from new and ongoing implementation services for the Company’s RevID solution.

Revenues from audit and coding services in fiscal 2023 were $2,201,000, as compared to $2,542,000 in fiscal 2022. Certain revenue-generating clients from fiscal 2022 did not require audit services in fiscal 2023 resulting in a decrease of $985,000 in revenue for fiscal 2023 compared to fiscal 2022. Existing clients had various shifts in their demand for audit services that resulted in $554,000 of incremental revenue for fiscal 2023 compared to fiscal 2022. The Company believes demand for its onshore, technically proficient coders and auditors in the marketplace is strong and that it has a competitive edge in providing audit and coding services as an offering with the eValuator solution as a technology-enabled service. The Company anticipates the audit and coding services business to remain relatively flat in fiscal 2024 to support shifting demand among clients.

Cost of Revenue

	Fiscal Year		2023 to 2022 Change
(in thousands):	2023	2022	$	%
Cost of software as a service	$6,573	$6,358	$215	3%
Cost of maintenance and support	315	427	(112)	(26)%
Cost of professional fees and licenses	4,165	6,610	(2,445)	(37)%
Total cost of sales	$11,053	$13,395	$(2,342)	(17)%

Cost of software as a service (SaaS) — The Cost of SaaS consists of expenses associated with (i) amortization of capitalized software, (ii) royalties payable to third-parties for use of their coding related content, and (iii) personnel and network infrastructure required to deploy and support applications for each client. Expenses related to SaaS increased by $215,000 in fiscal 2023 compared to fiscal 2022, driven by an increase of $161,000 for fiscal 2023 compared to fiscal 2022 for amortization of capitalized software features that were put into service during the fiscal year. The Company expects amortization of capitalized software costs to stay relatively consistent in fiscal 2024 as compared to fiscal 2023.

Certain expenses included in our cost of SaaS are tied to volumes. These expenses include coding tools supporting eValuator and a third-party system that translates data from the hospital system to the Company’s systems. In fiscal 2023 and 2022, cost of SaaS included non-cash amortization of capitalized software amounts of $2,229,000 and $2,068,000, respectively. The non-cash amounts impacted fiscal 2023 and 2022 margins by 16% and 17%, respectively. The company expects SaaS margins will expand as it implements new clients. Certain expenses included in cost of SaaS, such as labor and third-party content providers, negatively impact gross margin before a client is fully implemented and revenue is recognized.

Cost of maintenance and support – The cost of maintenance and support includes compensation and benefits for client support personnel required to provide product support for clients on our CDI and Abstracting software licenses. This cost decreased by approximately $62,000 related to staff augmentation for client support personnel in fiscal 2023 compared to fiscal 2022. The Company continuously analyzes the allocation of its support resources and adjusts their alignment accordingly as the Company shifts away from license-based software to its flagship SaaS products. The cost of maintenance and support decreased by $77,000 in fiscal 2023 compared to fiscal 2022 as a result of reduced royalties related to third party components of our CDI and Abstracting software. As clients move to other solutions, we expect these costs to continue to decline. The Company expects the overall cost of maintenance and support to remain relatively flat in fiscal 2024 compared to fiscal 2023.

Cost of professional fees and licenses – The cost of professional fees and licenses includes the cost of software licenses, the cost of professional services and the cost of audit and coding services. The aggregate cost of professional fees and licenses was $4,165,000 and $6,610,000 for fiscal 2023 and fiscal 2022 respectively. The decrease in cost of professional fees and licenses was attributable to a reduction of personnel, contractors, and expenses related to a significant consulting-based client contract that was terminated in the fourth quarter of fiscal 2022 which led to a decrease of $2,461,000 in employee, staff augmentation and related expenses for fiscal 2023 as compared to fiscal 2022. In fiscal 2023, slight increases related to the cost of providing audit services with compensation and benefits for internal audit services personnel, and related expenses resulted in total increased costs of $163,000, while outside contracting decreased by $57,000 as compared to fiscal 2022. This cost shift reflects a move from contract labor to employee labor to provide better service to our audit services clients.

Software license costs decreased $121,000 from fiscal 2022 to fiscal 2023 as a result of lower amortization of development costs associated with the Company’s Coding and CDI product. The Company expects the remaining capitalized Coding and CDI software license costs to be fully amortized by the end of fiscal 2024.

The gross margin on professional fees and licenses revenue decreased in fiscal 2023 as compared to fiscal 2022 primarily due to the 48% decrease in related revenue including the high margin software license revenue.

Selling, General and Administrative Expense

	Fiscal Year		2023 to 2022 Change
(in thousands):	2023	2022	$	%
General and administrative expenses	$9,841	$10,718	$(877)	(8)%
Sales and marketing expenses	4,869	5,565	(696)	(13)%
Total selling, general, and administrative expense	$14,710	$16,283	$(1,573)	(10)%

General and administrative expenses comprise various costs including compensation and associated benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenditures, amortization of intangible assets, and occupancy costs. For fiscal 2023, the decrease of $877,000 as compared to fiscal 2022 was primarily attributable to a reduction of $222,000 in employee compensation and related benefits, a $211,000 decrease in amortization costs, a $199,000 decrease in rent expense, and a $189,000 decrease in bad debt expenses as compared to fiscal 2022.

In alignment with the Company’s strategic plan to streamline operations, these expenses are strategically managed to support sustainable growth, enhanced profitability, and improved cash flows. Additionally, recent adjustments in response to the loss of a major customer underscore our commitment to adaptability and resilience in challenging market conditions. This comprehensive approach reflects our commitment to simplifying our business operations while pursuing our overarching objectives.

Sales and marketing expenses primarily encompass compensation, associated benefits, travel and entertainment costs for our sales and marketing personnel. Additionally, sales and marketing expenses include costs from third parties related to advertising, marketing and trade show attendance. In fiscal 2023, sales and marketing expenses decreased by $696,000 compared to fiscal 2022. The decline in sales and marketing expense was comprised of a reduction in overall staff augmentation and other related expenses of approximately $472,000 and a reduction of $182,000 related to trade shows and various other marketing services in fiscal 2023 as compared to fiscal 2022.

For fiscal 2024, the Company expects increased expenses related to trade show participation and travel.

Research and Development

	Fiscal Year		2023 to 2022 Change
(in thousands):	2023	2022	$	%
Research and development expense	$5,704	$6,042	$(338)	(6)%
Capitalized research and development cost	1,697	2,019	(322)	(16)%

Research and development expenses consist primarily of employee compensation and related benefits, the use of independent contractors for specific near-term development projects and an allocated portion of general overhead costs, including occupancy costs, if material. Total research and development expense and capitalized research and development expense for fiscal 2023 were $5,704,000 and $1,697,000, respectively. The $338,000 decrease in research and development expense was driven by decreases of $529,000 for employee compensation and related benefits and a decrease of $150,000 in independent contractor expense for fiscal 2023 compared to fiscal 2022. The decrease in employee and independent contractor expenses drove a reduction of capitalized research and development cost of $322,000 in fiscal 2023 as compared to fiscal 2022. The Company continues to focus research and development activities on eValuator and RevID, its flagship SaaS solutions.

For fiscal 2023 and fiscal 2022, as a percentage of revenue, total research and development costs were approximately 23% and 25%, respectively. In fiscal 2023, the Company was awarded $61,000 from the State of Georgia for its annual research and development tax credit. At the end of fiscal 2023, the cumulative balance of unused research and development credits was $149,000. These research and development tax credits can be applied to current Georgia payroll taxes due.

Impairment of Goodwill

In the third quarter of fiscal 2023, the Company tested the reporting unit’s goodwill for possible impairment as of October 31, 2023. Refer to Note 6 – Goodwill and Intangible Assets to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more information on the goodwill impairment testing.

The Company concluded that goodwill was impaired based on the weighted combination of the discounted debt-free net cash flow and the market capitalization method value estimates which resulted in a calculated fair value lower than its carrying value. The Company recorded an impairment of goodwill in the amount of $9,813,000 for fiscal 2023, with no goodwill impairments reported in fiscal 2022.

Impairment of long-lived assets

Intangible assets consist of the following:

		January 31, 2024
	Estimated Useful Life	Gross Assets	Accumulated Amortization	Net Assets
Finite-lived assets:
Client relationships	10 years	$8,370,000	$2,058,000	$6,312,000
Internally developed software	9 years	6,380,000	1,742,000	$4,638,000
Trademarks and tradenames	15 years	1,340,000	219,000	$1,121,000
Total		$16,090,000	$4,019,000	$12,071,000

As mentioned above, in the third quarter of fiscal 2023, the Company tested long-lived assets, including intangible assets, for recoverability that, if failed, would indicate impairment as of October 31, 2023. The Company, in reviewing long-lived assets to define asset group(s), identified an abandoned asset. A separate long-lived asset for “client relationships” related to the Avelead acquisition was no longer going to be used following the Company’s determination that these services were not part of its core offerings going forward and was classified as abandoned (the “Abandoned Asset”). The Company adjusted the Abandoned Asset’s carrying value to its salvage value which would be zero given no future cash flows. In fiscal 2023, the Company recorded $963,000 for the impairment of the Abandoned Asset with no other long-lived impairments reported in fiscal 2022. The Company wrote-off the Abandoned Asset during fiscal 2023 with a gross asset value of $1,330,000. There was no impact to the consolidated statements of operations as this eliminated the asset and accumulated amortization of the fully amortized intangible assets.

Refer to Note 6 – Goodwill and Intangible Assets to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more information on the long-lived asset impairment testing.

Other (Expense) income

	Fiscal Year		2023 to 2022 Change
(in thousands):	2023	2022	$	%
Interest expense	$(1,071)	$(749)	$(322)	43%
Acquisition earnout valuation adjustments	1,944	71	1,873	2638%
Other	31	201	(170)	(85)%
Total other (expense) income	$904	$(477)	$1,381	(290)%

Interest expense consists of interest associated with the term loan and the revolving line of credit, deferred financing costs, less interest related to capitalization of software. Interest expense increased in fiscal 2023 from the prior year period primarily due to the $10,000,000 term loan with Western Alliance Bank (Refer to Note 5 – Debt to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information) and higher interest rates. Further, interest rates increased at an accelerated pace in fiscal 2023. The Board of Governors of the Federal Reserve (the “Federal Reserve”) has been reacting to inflation through interest rate increases. Recent interest rate increases are expected to continue at a slower pace than that experienced in fiscal 2023. Until such time as the Federal Reserve begins to decrease interest rates, the Company expects increased interest expense (year-over-year) for fiscal 2024.

Acquisition earnout valuation adjustments for fiscal 2023 include a valuation adjustment of $1,944,000 compared to an adjustment of $71,000 for fiscal 2022. The valuation adjustment is related to the acquisition earnout liabilities associated with the Avelead acquisition (Refer to Note 3 – Business Combination of the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”).

Other income for fiscal 2023 and fiscal 2022 primarily includes income related to the sublease of the Alpharetta location (Refer to Note 4 – Operating Leases).

Provision for Income Taxes

For fiscal 2023 and fiscal 2022, we recorded income tax benefit of $46,000 and tax expense of $71,000, respectively, which is comprised of estimated federal, state, and local income tax provisions. The Company has a substantial amount of net operating losses for federal and state income tax purposes. The Company recorded an increase to the federal income tax valuation allowance in each of fiscal 2023 and fiscal 2022 of approximately $4.0 and $2.0 million, respectively, which offset related tax benefits for operating losses.

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

Our lender uses a measurement that is similar to the Adjusted EBITDA measurement described herein to assess our operating performance. The lender under our Loan Agreement requires delivery of compliance reports certifying compliance with financial covenants, certain of which are based on a measurement that is similar to the Adjusted EBITDA measurement reviewed by our management and Board of Directors.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not measures of liquidity under GAAP or otherwise and are not alternatives to cash flow from continuing operating activities, despite the advantages regarding the use and analysis of these measures as mentioned above. EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin, as disclosed in this Report have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA and its variations are:

●	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	EBITDA does not reflect the interest expense, or the cash requirements to service interest or principal payments under our Loan Agreement;

●	EBITDA does not reflect income tax payments that we may be required to make; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

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

The following table reconciles EBITDA and Adjusted EBITDA to net loss for the fiscal years ended January 31, 2024 and 2023 (amounts in thousands). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Fiscal Year
(in thousands)	2023	2022
Adjusted EBITDA Reconciliation
Net loss	$(18,697)	$(11,379)
Interest expense	1,071	749
Income tax expense (benefit)	(46)	71
Depreciation and amortization	4,229	4,233
EBITDA	(13,443)	(6,326)
Share-based compensation expense	2,102	1,680
Impairment of goodwill	9,813	—
Impairment of long-lived assets	963	—
Non-cash valuation adjustments	(1,944)	(71)
Acquisition-related costs, severance, and transaction-related bonuses	397	1,149
Other non-recurring expenses	(33)	(189)
Restructuring charges	759	—
Adjusted EBITDA	$(1,386)	$(3,757)
Adjusted EBITDA margin (1)	(6)%	(15)%

(1)	Adjusted EBITDA as a percentage of GAAP net revenues.

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

Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the client. If we determine that we have not satisfied a performance obligation, we will defer recognition of the revenue until the performance obligation is deemed to be satisfied. Maintenance and support and SaaS agreements are generally non-cancellable or contain significant penalties for early cancellation, although clients typically have the right to terminate their contracts for cause if we fail to perform material obligations. However, if non-standard acceptance periods, non-standard performance criteria, or cancellation or right of refund terms are required, revenue is recognized upon the satisfaction of such criteria. Certain contracts may include aspects of variable consideration as it relates to performance guarantees and service level agreements. Significant judgment is required to determine the standalone selling price (“SSP”) for each performance obligation, impact of variable consideration on total contract price, the amount allocated to each performance obligation and whether it depicts the amount that the Company expects to receive in exchange for the related product and/or service. The Company recognizes revenue for implementation for certain of its eValuator SaaS solution over the contract term, as it has been determined that those implementation services are not a distinct performance obligation. Services for other SaaS and Software solutions such as CDI, RevID and Compare, have been determined as a distinct performance obligation. For these agreements, the Company estimates SSP of its software licenses using the residual approach when the software license is sold with other services and observable SSPs exist for the other services. The Company estimates the SSP for maintenance, professional services, software as a service and audit services based on observable standalone sales.

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

The Company completed its annual goodwill assessment for fiscal 2023 as of October 31, 2023. We used a weighted sum of income and market approaches to determine the fair value of the Company’s goodwill. Under the income approach, the fair value was based on the present value of the estimated debt-free, discounted cash flows that the reporting unit is expected to generate. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate was based on the weighted average cost of capital appropriate for the Company.

In the third quarter of fiscal 2023, the Company received a notice from a significant SaaS client of its intent not to renew its contract following the expiration of the current term on December 31, 2023. The Company also announced it was accelerating the Strategic Restructuring to reduce costs while continuing the Company’s focus on expanding its SaaS operations. These announcements triggered a significant decrease in the Company’s share price. Based on these factors, we determined there were indicators that the goodwill may be impaired, and accordingly, performed an interim goodwill impairment test as of October 31, 2023. The results of the impairment test showed the fair value of the reporting unit was lower than the carrying value, resulting in a $9.8 million goodwill impairment charge. As of January 31, 2024, no further impairment was required for goodwill. The remaining goodwill balance of the Company after recording the goodwill impairment charge is $13.3 million.

Also, during the third quarter of fiscal 2023, due to the factors discussed above, we assessed whether the carrying amounts of the Company’s long-lived assets may not be recoverable and, therefore, impaired. Our assessment resulted in an impairment charge of $1.0 million, primarily attributable to client relationships related to a subset of consulting related services the Company expects will not be a core part of its business going forward. The impairment charge was calculated using the asset’s salvage value as it was considered no longer held for use.

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

The risks and potential impacts on the fair value of our goodwill and long-lived assets are included in our risk factor disclosures referenced under “Item 1A. Risk Factors”.

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

Liquidity and Capital Resources

Overview

The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and minor amounts of capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or SaaS data center infrastructure. Operations are funded with cash generated by operations and borrowings under the bank credit facilities. The Company believes that cash flows from operations and available credit facilities are adequate to fund current obligations for twelve months from the date of issuance of the audit report on the Company’s consolidated financial statements. Cash and cash equivalent balances at January 31, 2024 and 2023 were $3,190,000 and $6,598,000, respectively.

Capital Raise

Registered Direct Offering

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

Debt Private Placement

On February 1, 2024, the Company entered into a securities purchase agreement with certain accredited investors, including certain directors and officers of the Company, pursuant to which the Company agreed to sell to the investors unsecured subordinated promissory notes in the aggregate principal amount of $4.4 million and warrants to purchase up to an aggregate of 4,052,631 shares of the Company’s common stock in a private placement (the “Debt Private Placement”). The closing of the Debt Private Placement occurred on February 7, 2024. Refer to Note 14 – Subsequent Events to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information regarding the Debt Private Placement.

Common Stock Private Placement

On February 6, 2024, the Company completed the sale of 263,158 shares of the Company’s common stock to an accredited investor at a purchase price of $0.38 per share for an aggregate purchase price of $100,000 (the “Common Stock Private Placement”). Refer to Note 14 – Subsequent Events to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information regarding the Common Stock Private Placement.

Authorized Shares Amendment

At the 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”) held on June 7, 2022, the Company’s stockholders approved an amendment to the Streamline Health Solutions, Inc. Third Amended and Restated 2013 Plan (the “2013 Plan”) to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 2,000,000 shares, from 8,223,246 shares to 10,223,246 shares. The Company’s stockholders also approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the total number of authorized shares of the Company’s common stock from 65,000,000 shares to 85,000,000 shares.

At the 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”) held on June 15, 2023, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 1,000,000 shares, from 10,223,246 shares to 11,223,246 shares.

Credit Facility

The Company has liquidity through the Loan Agreement with Western Alliance Bank (“WAB”). On November 29, 2022, the Company executed the Second Modification (the “Second Modification”) to the Loan Agreement which expanded the Company’s total borrowing to include a $2,000,000 revolving line of credit. The revolving line of credit is co-terminus with the term loan portion of the Loan Agreement and matures on August 26, 2026. There are no requirements to draw on the line of credit. Amounts outstanding under the line of credit portion of the Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The Second Modification also amended certain financial covenants under the Loan Agreement. Refer to Note 5 – Debt to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information regarding the Loan Agreement and the Second Modification. At January 31, 2024, there was a $1,500,000 outstanding balance on the revolving line of credit.

Under the Loan Agreement, the Company has a term loan facility with an initial, maximum, principal amount of $10,000,000. Amounts outstanding under the Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%.

The Second Modification includes customary financial covenants as follows:

a.	Minimum Cash. Borrowers shall, at all times, maintain unrestricted cash in an amount not less than Two Million Dollars ($2,000,000).

b.	Maximum Debt to ARR Ratio. Borrowers’ Maximum Debt to ARR Ratio, measured on a quarterly basis as of the last day of each fiscal quarter, shall not be greater than the amount set forth under the heading “Maximum Debt to ARR Ratio” as of, and for each of the dates appearing adjacent to such “Maximum Debt to ARR Ratio”.

Quarter Ending	Maximum Debt to ARR Ratio
October 31, 2022	0.80 to 1.00
January 31, 2023	0.70 to 1.00
April 30, 2023	0.65 to 1.00
July 31, 2023	0.60 to 1.00
October 31, 2023	0.55 to 1.00
January 31, 2024	0.55 to 1.00

c.	Maximum Debt to Adjusted EBITDA Ratio. Commencing with the quarter ending April 30, 2024, Borrowers’ Maximum Debt to Adjusted EBITDA Ratio, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended, shall not be greater than the amount set forth under the heading “Maximum Debt to Adjusted EBITDA Ratio” as of, and for each of the dates appearing adjacent to such “Maximum Debt to Adjusted EBITDA Ratio”.

Quarter Ending	Maximum Debt to Adjusted EBITDA Ratio
April 30, 2024	3.50 to 1.00
July 31, 2024, and on the last day of each quarter, thereafter	2.00 to 1.00

d.	Fixed Charge Coverage Ratio. Commencing with the quarter ending April 30, 2024, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended.

The Loan Agreement includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit is also subject to customary prepayment requirements. For the period ended January 31, 2024, the Company was not in compliance with the Maximum Debt to ARR Ratio covenant under the Loan Agreement; however, on February 7, 2024, the Company received a waiver from WAB in connection with the execution of the Third Modification (as defined below). Refer to Note 5 – Debt to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more information.

On February 7, 2024, the Company executed the Third Modification and Waiver (the “Third Modification”) to the Loan Agreement. Refer to Note 14 – Subsequent Events to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information regarding the Third Modification.

Significant cash obligations

	As of January, 31
(in thousands)	2024	2023
Term loan (1)	$9,066	$9,714

(1)	Term loan balance is reported net of unamortized deferred financing costs of $69,000 and $105,000 plus accrued financing costs payable of $135,000 and $69,000 each as of January 31, 2024 and 2023, respectively. Refer to Note 5 – Debt to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information. The term loan balance as of January 31, 2024 and January 31, 2023 was bank term debt.

Operating cash flow activities

	Fiscal Year
(in thousands)	2023	2022
Net loss	$(18,697)	$(11,379)
Non-cash adjustments to net loss	15,151	6,120
Cash impact of changes in assets and liabilities	1,331	(1,884)
Net cash used in operating activities	$(2,215)	$(7,143)

The Company had a higher net loss from operations and higher non-cash adjustments to net loss primarily due to higher rates of amortization and goodwill and intangible impairments than fiscal 2023.  The Company’s accounts receivable was significantly lower in fiscal 2023 as compared to fiscal 2022 primarily due to the timing of collection on certain annual invoices.

Investing cash flow activities

	Fiscal Year
(in thousands)	2023	2022
Purchases of property and equipment	(54)	(10)
Capitalized software development costs	(1,567)	(1,924)
Net cash used in investing activities	$(1,621)	$(1,934)

The cash used in investing activities for fiscal 2023 and fiscal 2022 includes capitalized software development costs. The Company expects continued capitalizable projects associated with the Company’s flagship products; however, the rate of capitalization may temporarily remain constant or decrease as a result of the 2023 Restructuring.

Financing cash flow activities

	Fiscal Year
(in thousands)	2023	2022
Proceeds from issuance of common stock	$—	$8,316
Proceeds from line of credit	1,500	—
Payments of acquisition earnout liabilities	—	(2,012)
Payments for costs directly attributable to the issuance of common stock	—	(52)
Repayment of bank term loan	(750)	(250)
Proceeds from term loan payable	—	—
Payments related to settlement of employee shared-based awards	(280)	(197)
Payment of deferred financing costs	(44)	(20)
Other	2	6
Net cash provided by financing activities	$428	$5,791

The cash provided by financing activities for fiscal 2023 was primarily attributable to draws on the line of credit offset by the principal payments on the term loan. Refer to Note 5 – Debt to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more information. The $44,000 of deferred financing costs payments are related to the debt private financing as further described in Note 14 – Subsequent to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

The cash provided by financing activities for fiscal 2022 was primarily attributable to the 2022 Offering of the Company’s common stock, which closed on October 26, 2022, offset by earnout payments related to the Avelead acquisition. Refer to Note 8 – Equity to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information on the 2022 Offering.

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

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of

Streamline Health Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Streamline Health Solutions, Inc. and its subsidiaries (the “Company”) as of January 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2024, and the related notes and financial statement schedule II (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Critical Audit Matter – Capitalized Software Development Costs

As described in Note 2 to the financial statements, the Company develops internal-use software within the scope of ASC 350-40, Internal-Use Software (“Topic 350”). Costs associated with the preliminary stages of development are classified as research and development costs and expensed as incurred. Costs associated with the application development stage are capitalized. Maintenance and enhancement costs, including costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements that result in added functionality, in which case the costs are capitalized. Capitalized amounts are amortized on a straight-line basis over the estimated useful life of the software.

We identified capitalized internal-use software development costs as a critical audit matter. Our principal considerations for this determination were the high degree of auditor judgment and subjectivity required in evaluating management’s determination of the activities and costs that qualify for capitalization.

The primary procedures we performed to address this critical audit matter included:

●	Obtained an understanding of the Company’s process for determining the activities and costs that qualify for capitalization.
●	Tested the mathematical accuracy of the roll forward of capitalized software and related amortization expense. We also tested the completeness and accuracy of applicable system-generated reports, including reconcilements of details to associated sub-ledgers.
●	For a sample of capitalized costs, we evaluated the relevance of the software development guidance applied, by performing the following:

○	Assessed the eligibility of costs for capitalization, in accordance with applicable guidance, and whether such costs were incurred during the application development stage.
○	Recalculated the capitalized amount based on hours incurred for direct payroll related costs or associated vendor contracts and invoices for work performed by third parties.
○	Evaluated the software implementation timelines supporting the capitalization periods for implementation and development as well as the dates software was placed in service.
○	Inquired of product managers and software engineers for significant projects to assess the nature of the costs and the time devoted to capitalizable activities.

Critical Audit Matter – Goodwill Impairment Assessment

As described in Notes 2 and 6 to the financial statements, based on triggering events, the Company identified indicators of possible impairment and initiated testing using a valuation date of October 31, 2023. The testing for impairment was performed under the guidance of ASC 350, Intangibles – Goodwill and Other (“Topic 350”). The Company recorded an impairment of goodwill in the amount of $9,813,000.

In analyzing goodwill for potential impairment in the quantitative impairment test, the Company uses a combination of the income and market approaches to estimate the fair value of the Company’s equity. Under the income approach, the Company calculates the fair value based on discounted estimated future cash flows. Under the market approach, the Company estimates the fair value based on the total number of shares outstanding and the current market price of the shares as of the valuation date with a control premium applied.

We identified the quantitative impairment test of goodwill as a critical audit matter. Our principal considerations for that determination included the judgment involved in assessing management’s impairment test of goodwill due to the measurement uncertainty involved in determining the fair value of equity of the reporting unit. In particular, the fair value estimate under the income approach is sensitive to changes in assumptions such as discount rates and expected future cash flows.

The primary procedures we performed to address this critical audit matter included:

●	Obtained an understanding of management’s process for assessing goodwill impairment and performing the quantitative goodwill impairment test, including management’s process for developing assumptions used in the income and market approaches to estimate the fair value of equity.
●	Evaluated management’s revenue growth rates, margins, and cash flows against current industry and economic trends, while also considering the current and future business, customer base, and product mix.
●	Assessed revenue growth and margins by comparing past projections to actual performance.
●	With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the (1) valuation methodology, (2) discount rate, and (3) long-term revenue growth rate used in the income approach to estimate the fair value.
●	Tested management’s reconciliation of the fair value of equity to the market capitalization of the Company.
●	Evaluated developments in the Company’s business from the third quarter of fiscal 2023, the period in which the impairment charge was recorded, through January 31, 2024 to determine if events or circumstances have occurred that would more likely than not further reduce the fair value of the business.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2019.

Atlanta, Georgia

April 30, 2024

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	January 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,190,000	$6,598,000
Accounts receivable, net of allowance for credit losses of $86,000 and $132,000, respectively	4,237,000	7,719,000
Contract receivables	780,000	960,000
Prepaid and other current assets	629,000	710,000
Total current assets	8,836,000	15,987,000
Non-current assets:
Property and equipment, net of accumulated amortization of $291,000 and $246,000 respectively	88,000	79,000
Right-of use asset for operating lease	—	32,000
Capitalized software development costs, net of accumulated amortization of $7,960,000 and $6,224,000, respectively	5,798,000	5,846,000
Intangible assets, net of accumulated amortization of $4,019,000 and $2,627,000, respectively	12,071,000	14,793,000
Goodwill	13,276,000	23,089,000
Other	1,666,000	1,695,000
Total non-current assets	32,899,000	45,534,000
Total assets	$41,735,000	$61,521,000

See accompanying notes to consolidated financial statements.

	January 31,
	2024	2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,253,000	$626,000
Accrued expenses	2,023,000	3,265,000
Current portion of term loan	1,500,000	750,000
Deferred revenues	7,112,000	8,361,000
Operating lease obligations	—	35,000
Acquisition earnout liability	1,794,000	3,738,000
Total current liabilities	13,682,000	16,775,000
Non-current liabilities:
Term loan, net of deferred financing costs	7,566,000	8,964,000
Line of credit	1,500,000	—
Deferred revenues, less current portion	173,000	167,000
Other non-current liabilities	—	104,000
Total non-current liabilities	9,239,000	9,235,000
Total liabilities	22,921,000	26,010,000

Commitments and contingencies – Note 12
Stockholders’ equity
Common stock, $0.01 par value per share, 85,000,000 shares authorized; 58,945,498 and 57,567,210 shares issued and outstanding, respectively	590,000	576,000
Additional paid in capital	133,923,000	131,973,000
Accumulated deficit	(115,699,000)	(97,038,000)
Total stockholders’ equity	18,814,000	35,511,000
Total liabilities and stockholders’ equity	$41,735,000	$61,521,000

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Fiscal Year
	2023	2022
Revenues:
Software as a service	$14,075,000	$12,326,000
Maintenance and support	4,318,000	4,483,000
Professional fees and licenses	4,203,000	8,080,000
Total revenues	22,596,000	24,889,000
Operating expenses:
Cost of software as a service	6,573,000	6,358,000
Cost of maintenance and support	315,000	427,000
Cost of professional fees and licenses	4,165,000	6,610,000
Selling, general and administrative expense	14,710,000	16,283,000
Research and development	5,704,000	6,042,000
Impairment of goodwill	9,813,000	—
Impairment of long-lived assets	963,000	—
Total operating expenses	42,243,000	35,720,000
Operating loss	(19,647,000)	(10,831,000)
Other income (expense):
Interest expense	(1,071,000)	(749,000)
Acquisition earnout valuation adjustments	1,944,000	71,000
Other	31,000	201,000
Loss before income taxes	(18,743,000)	(11,308,000)
Income tax benefit (expense)	46,000	(71,000)
Net loss	$(18,697,000)	$(11,379,000)

Basic and Diluted Earnings Per Share	$(0.33)	$(0.23)
Weighted average number of common shares – basic and diluted	56,510,419	49,324,858

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

	Common stock	Common	Additional paid in	Accumulated	Total stockholders’
	shares	stock	capital	deficit	equity
Balance at January 31, 2022	47,840,950	478,000	119,225,000	(85,659,000)	34,044,000
Exercise of stock options	5,000	—	6,000	—	6,000
Restricted stock issued	1,876,962	19,000	(19,000)	—	—
Issuance of common stock	8,171,027	82,000	11,246,000	—	11,328,000
Offering expenses	—	—	(52,000)	—	(52,000)
Restricted stock forfeited	(199,300)	(2,000)	2,000	—	—
Surrender of stock	(127,429)	(1,000)	(196,000)	—	(197,000)
Share-based compensation expense	—	—	1,761,000	—	1,761,000
Net loss	—	—	—	(11,379,000)	(11,379,000)
Balance at January 31, 2023	57,567,210	$576,000	$131,973,000	$(97,038,000)	$35,511,000
Restricted stock issued	1,947,738	20,000	(20,000)	—	—
Restricted stock forfeited	(378,500)	(4,000)	4,000	—	—
Surrender of stock	(190,950)	(2,000)	(278,000)	—	(280,000)
Adoption of ASU 2016-13	—	—	—	36,000	36,000
Share-based compensation expense	—	—	2,244,000	—	2,244,000
Net loss	—	—	—	(18,697,000)	(18,697,000)
Balance at January 31, 2024	58,945,498	$590,000	$133,923,000	$(115,699,000)	$18,814,000

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

	Fiscal Year
	2023	2022
Cash flows from operating activities:
Net loss	$(18,697,000)	$(11,379,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,331,000	4,313,000
Acquisition earnout valuation adjustments	(1,944,000)	(71,000)
Provision for deferred income taxes	(104,000)	9,000
Share-based compensation expense	2,102,000	1,680,000
Impairment of goodwill	9,813,000	—
Impairment of long-lived assets	963,000	—
Provision for credit losses	(10,000)	189,000
Changes in assets and liabilities:
Accounts and contract receivables	3,708,000	(4,202,000)
Other assets	(401,000)	(1,197,000)
Accounts payable	544,000	(152,000)
Accrued expenses and other liabilities	(1,277,000)	1,069,000
Deferred revenues	(1,243,000)	2,598,000
Net cash used in operating activities	(2,215,000)	(7,143,000)
Cash flows from investing activities:
Purchases of property and equipment	(54,000)	(10,000)
Capitalization of software development costs	(1,567,000)	(1,925,000)
Net cash used in investing activities	(1,621,000)	(1,935,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	8,316,000
Payment of acquisition earnout liabilities	—	(2,012,000)
Payments for costs directly attributable to the issuance of common stock	—	(52,000)
Repayment of bank term loan	(750,000)	(250,000)
Proceeds from line of credit	1,500,000	—
Payments related to settlement of employee shared-based awards	(280,000)	(197,000)
Payment of deferred financing costs	(44,000)	(20,000)
Other	2,000	6,000
Net cash provided by financing activities	428,000	5,791,000
Net decrease in cash and cash equivalents	(3,408,000)	(3,287,000)
Cash and cash equivalents at beginning of period	6,598,000	9,885,000
Cash and cash equivalents at end of period	$3,190,000	$6,598,000

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$989,000	$651,000
Income taxes paid	$66,000	$23,000

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2024 and 2023

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

The Company has determined it has only one operating segment based on the guidance of ASC 280-10-50 paragraphs 1 through 8, The Company has a sole chief operating decision maker who reviews a single set of financials, information, has accountability for the performance of the organization, and allocates resources to drive success.

For fiscal 2022, the Company had two reporting units for evaluation of goodwill: Streamline Solutions and Avelead Solutions. The Company determined that, effective January 1, 2023, it has one reporting unit for purposes of evaluation of goodwill, which was used for evaluation of goodwill for fiscal 2023. At the end of fiscal 2022, the Company consolidated and combined its operations for Streamline Solutions and Avelead Solutions. For total assets at January 31, 2024 and 2023 and total revenue and net loss for the fiscal years ended January 31, 2024 and 2023, see our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” herein.

Going Concern

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.

In the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2023, the Company raised substantial doubt about its ability to continue as a going concern. It cited the “ability to achieve cash from operations and raise additional debt or equity capital to fund its ongoing operations” as requirements to mitigate the substantial doubt. As of this filing, the Company has been able to successfully implement a cost reduction plan, obtain additional capital, and restructure the covenants for its existing credit facility. Collectively, these initiatives alleviated the substantial doubt about the Company’s ability to continue as a going concern. Refer to the “Restructuring” subtopic of this Note 1 (Organization and Description of Business) and Note 14 – Subsequent Events to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.

Reclassification

Certain amounts for fiscal 2022 were reclassified to conform to the current period classification. The Company incurred certain acquisition-related costs related to the acquisition of Avelead totaling $149,000 consisting primarily of professional service fees. The aforementioned acquisition-related costs for fiscal 2022 were previously presented in a separate, single caption and are now included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations, which is consistent with the presentation for the current period.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to the recognition of revenue, stock-based compensation, capitalization of software development costs, intangible assets, the allowance for credit losses, contingent consideration and income taxes. Actual results could differ from those estimates.

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

Non-Cash Items

The Company had the following items that were non-cash items related to the consolidated statements of cash flows:

	Fiscal Year
	2023	2022
Payment of acquisition earnout liabilities in restricted common stock	—	3,012,000
Capitalized software purchased with stock (See Note 12)	140,000	81,000
Deferred financing costs	83,000	—

Receivables

Accounts and contract receivables are comprised of amounts owed to the Company for licensed software, professional services, including coding audit services, consulting services, maintenance services, and software as a service and are presented net of the allowance for credit losses. The timing of revenue recognition may not coincide with the billing terms of the client contract, resulting in unbilled receivables or deferred revenues; therefore, certain contract receivables represent revenues recognized prior to client billings. Individual contract terms with clients or resellers determine when receivables are due. Accounts receivable represent amounts that the entity has an unconditional right to consideration. For billings where the criteria for revenue recognition have not been met, deferred revenue is recorded until the Company satisfies the respective performance obligations.

Allowance for Credit Losses

The Company adjusts accounts receivable down to net realizable value. Effective February 1, 2023, the Company implemented ASC 326-10, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). CECL provides the framework for the Company to evaluate its allowance for credit losses. In determining the allowance for credit losses, the Company established a historical credit loss rate adjusted for a premium, addressing any prospective changes to the risk of credit loss, that is applied against current sales. The Company evaluates individual receivables based upon the most recent information available and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. During these periodic reviews, significant judgement is required for the Company to determine the appropriate allowances for doubtful accounts for estimated losses resulting from the unwillingness of its clients or resellers to make required payments. The Company believes its reserve is adequate, however, results may differ in future periods.

The following table summarizes the changes to the allowance account with the adoption of CECL:

	January 31, 2023	CECL Adoption	Provision adjustments	Write-offs & Recoveries	January 31, 2024
Allowance for credit losses	$132,000	$(36,000)	$(10,000)	$—	$86,000

Accrued Expenses

Accrued expenses consisted of the following:

	January 31,
	2024	2023
Employee benefits and related compensation	$1,071,000	$2,079,000
Professional fees and services	389,000	294,000
Third party licenses	43,000	285,000
Customer concessions	233,000	226,000
State income and sales taxes payable	226,000	331,000
Interest, primarily on term loan	61,000	50,000
Total accrued expenses	$2,023,000	$3,265,000

Concessions Accrual

The Company offers certain service level agreements within its client contracts such as uptime, support hours, and levels of support. Our contracts may include, and we may offer, credits to clients when these service line agreements are not met. The service level agreements are accounted for as variable consideration using a portfolio approach. As a result, we record an estimate of these concessions against our recorded revenue. In determining the concessions accrual, the Company evaluates historical concessions granted relative to revenue as well as future potential risk that these service level agreements will not be met. The Company records a provision, reducing revenue, for the estimated amount of concessions incurred on the revenue recorded. The Company evaluates the amount of the concession accrual each period for adequacy. Historically, concessions have not been significant. The concession accrual included in accrued expenses on the Company’s consolidated balance sheet was $233,000 and $226,000 as of January 31, 2024 and 2023, respectively.

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

Depreciation expense for property and equipment in fiscal 2023 and 2022 was $45,000 and $54,000, respectively.

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

Debt Issuance Costs

Cost related to the Second Amended and Restated Loan and Security Agreement (as amended and modified, the “Loan Agreement”) with Western Alliance Bank (“WAB”) was capitalized and amortized to interest expense on a straight-line basis, which is not materially different from the effective interest method, over the term of the related debt, and presented on the Company’s consolidated balance sheets as a direct deduction from the carrying amount of the non-current portion of our term loan.

Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Among the factors the Company considers in making the evaluation are changes in market position and profitability. If facts and circumstances are present which may indicate that the carrying amount of the assets may not be recoverable, the Company will prepare a projection of the undiscounted cash flows of the specific asset or asset group and determine if the long-lived assets are recoverable based on these undiscounted cash flows. If impairment is indicated, an adjustment will be made to reduce the carrying amount of these assets to their fair values. For fiscal 2023, an impairment of long-lived assets in the amount of $963,000 was recorded. Refer to Note 6 – Goodwill and Intangible Assets to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.

Capitalized Software Development Costs

Software development costs for software to be sold, leased, or marketed are accounted for in accordance with ASC 985-20, Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and design phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is included in cost of professional fees and licenses on the consolidated statements of operations. Annual amortization is measured at the greater of (i) the ratio of the software product’s current gross revenues to the total of current and expected gross revenues or (ii) straight-line over the remaining economic life of the software (typically two years). Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination. Capitalized software development costs for software to be sold, leased, or marketed, net of accumulated amortization, totaled $287,000 and $522,000 as of January 31, 2024 and 2023, respectively.

Internal-use software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. The costs incurred in the preliminary stages of development are expensed as research and development costs as incurred. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software (typically three to four years). Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Amortization expense related to capitalized internal-use software development costs is included in Cost of software as a service on the consolidated statements of operations. Capitalized software development costs for internal-use software, net of accumulated amortization, totaled $5,511,000 and $5,324,000 as of January 31, 2024 and 2023, respectively.

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

Amortization expense on all capitalized software development was $2,463,000 and $2,423,000 in fiscal 2023 and 2022, respectively. Further, the Company recognized an impairment of approximately $18,000 and $0 in fiscal 2023 and fiscal 2022, respectively, related to cancelled or abandoned enhancement projects during fiscal 2023 and fiscal 2022 that have been recognized within amortization expense. Additionally, in fiscal 2023, entries of approximately $18,000 for fully amortized and abandoned assets were offset from their corresponding capitalization and accumulated amortization balance sheet accounts.

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

	Fiscal Year
	2023	2022
Amortization expense on internally-developed software included in:
Cost of software as a service	$2,229,000	$2,068,000
Cost of professional fees and licenses	234,000	355,000
Total amortization expense on internally-developed software	$2,463,000	$2,423,000

The interest capitalized to software development cost reduces the Company’s interest expense recognized in the consolidated statements of operations.

Research and development expense was $5,704,000 and $6,042,000 in fiscal 2023 and 2022, respectively.

Fair Value of Financial Instruments

The FASB’s authoritative guidance on fair value measurements establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. Under this guidance, assets and liabilities carried at fair value must be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. For fiscal 2023 and 2022, there were no transfers of assets or liabilities between Levels 1, 2, or 3.

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

	Total Fair	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At January 31, 2024
Acquisition earnout liability (1)	$1,794,000	$—	$—	$1,794,000
At January 31, 2023
Acquisition earnout liability (1)	$3,738,000	$—	$—	$3,738,000

(1)	The fair value of the acquisition earnout liability is based upon a probability-weighted discounted cash flow that was completed at the date of acquisition and updated as of January 31, 2024. The change in the fair value of the acquisition earnout liability decreased $1,944,000 for the year ended January 31, 2024, which is entirely recognized in “Acquisition earnout valuation adjustments” in the accompanying consolidated statement of operations.

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

The fair value of the Company’s term loan under its Loan Agreement was determined through an analysis of the interest rate spread from the date of closing the loan (August 2021) to the date of the most recent balance sheets, January 31, 2024 and January 31, 2023. The term loan bears interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The prime rate is variable and, thus accommodates changes in the market interest rate. However, the interest rate spread (the 1.5% added to the Prime Rate) is fixed. We estimated the impact of the changes in the interest rate spread by analogizing the effect of the change in the Corporate bond rates, reduced for any changes in the market interest rate. This provided us with an estimated change to the interest rate spread of approximately 0.5% from the date we entered the debt agreement to January 31, 2024 and January 31, 2023. The fair value of the debt as of January 31, 2024 and January 31, 2023 was estimated to be $8,807,000 and $9,550,000, respectively, or a discount to book value of $193,000 and $200,000, respectively. The fair value of the line of credit as of January 31, 2024 was estimated to be $1,463,000, or a discount to book value of $37,000. The fair value of long-term debt was estimated using Level 2 inputs.

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

The transaction price is determined by summing all the consideration the Company expects to receive from the client under the contract. At times, a contract may have variable attributes (i.e., performance guarantees, service level agreements, optional terms) that the Company must consider when establishing the transaction price to mitigate significant revenue reversals for the contract. The determined transaction price is allocated based on the standalone selling price (“SSP”) of the performance obligations in contract. Significant judgment is required to determine the SSP for each performance obligation, inclusion of variable consideration, the amount allocated to each performance obligation and whether it depicts the amount that the Company expects to receive in exchange for the related product and/or service. The Company recognizes revenue for implementation of its eValuator SaaS solution over the contract term, as it has been determined that those implementation services are not a distinct performance obligation. Services for other SaaS and Software solutions such as CDI, RevID and Compare, have been determined as a distinct performance obligation. For these agreements, the Company estimates SSP of its software licenses using the residual approach when the software license is sold with other services and observable SSPs exist for the other services. The Company estimates the SSP for maintenance, professional services, software as a service and audit services based on observable standalone sales.

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

Software as a Service

SaaS-based contracts include a right to use of the Company’s platform and support which represent a single promise to provide continuous access to its software solutions. Implementation services for the Company’s eValuator product are included as part of the single promise for its respective contracts. The Company recognizes revenue for implementation of the eValuator product over the contract term as it is determined that the implementation on eValuator is not a distinct performance obligation. Implementation services for other SaaS products are deemed to be separate performance obligations that are recognized over time as the services are performed.

Audit Services

The Company provides technology-enabled coding audit services to help clients review and optimize their internal clinical documentation and coding functions across the applicable segment of the client’s enterprise. Audit services are a separate performance obligation. We recognize revenue over time as the services are performed.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Fiscal Year
	2023	2022
Over time revenue	$22,358,000	$23,670,000
Point in time revenue	238,000	1,219,000
Total revenue	$22,596,000	$24,889,000

The Company includes revenue categories of (i) over time and (ii) point in time revenue. The Company includes revenue categories of (i) SaaS, (ii) maintenance and support, (iii) professional services, and (iv) audit services as over time revenue. For point in time revenue, the performance obligation is recognized as the point in time when the obligation is fully satisfied. The Company includes software licenses as point in time revenue.

Contract Assets and Deferred Revenues

The Company receives payments from clients based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract. Our contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the client. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the year ended January 31, 2024, we recognized approximately $7,642,000 in revenue from deferred revenues outstanding as of January 31, 2023. Revenue allocated to remaining performance obligations was $31,414,000   as of January 31, 2024, of which the Company expects to recognize approximately 46% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

We defer the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the contractual term. As of January 31, 2024, and 2023, we had deferred costs of $77,000 and $94,000, respectively, net of accumulated amortization of $102,000 and $176,000, respectively. Amortization expense of these costs was $82,000 and $83,000 in fiscal 2023 and 2022, respectively. There were no impairment losses for these capitalized costs for the fiscal 2023 and 2022. Additionally, in fiscal 2023, approximately $155,000 of fully amortized contracts were cleared from their corresponding capitalization and accumulated amortization balance sheet accounts, while no such adjustments were made in fiscal 2022.

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

Deferred commissions costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totaled $1,461,000 and $1,534,000, respectively, as of January 31, 2024 and 2023. In fiscal 2023 and 2022, amortization expense associated with deferred sales commissions was $588,000 and $411,000, respectively, and was included in selling, general and administrative expenses on the consolidated statements of operations. There were $35,000 and no impairment losses for these capitalized costs that was included with the amortization expense for fiscal 2023 and 2022.

Concentrations

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. The Company’s accounts receivables are concentrated in the healthcare industry. However, the Company’s clients typically are well-established hospitals, medical facilities or major health information systems companies with good credit histories that resell the Company’s solutions. Payments from clients have been received within normal time frames for the industry. However, some hospitals and medical facilities have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities and extended payment of receivables from these entities is not uncommon.

To date, the Company has relied on a limited number of clients and remarketing partners for a substantial portion of its total revenues. The Company expects that a significant portion of its future revenues will continue to be generated by a limited number of clients and its remarketing partners.

Goodwill and Intangible Assets

Goodwill and other intangible assets were recognized in conjunction with the Avelead acquisition, and certain other acquisitions from fiscal 2013 and prior (prior to divestiture of such assets). Identifiable intangible assets include purchased intangible assets with finite lives, which primarily consist of internally-developed software and client relationships. Finite-lived purchased intangible assets are amortized over their expected period of benefit, which generally ranges from one to 15 years, using the straight-line method.

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

During the year ended January 31, 2023, the Company did not note any of the above qualitative factors, which would be considered a triggering event for goodwill impairment. During the year ended January 31, 2024, the Company identified one or more factors that triggered goodwill impairment as of October 31, 2023, as described below.

In the third quarter of fiscal 2023, the Company received a notice from a significant SaaS client of its intent not to renew its contract following the expiration of the current term on December 31, 2023. At that time, the Company elected to accelerate the execution of the 2023 Restructuring that was designed to reduce costs while maintaining the Company’s ability to expand its SaaS business. Both the client termination and the execution of the Strategic Restructuring were announced on October 16, 2023. Following these announcements, the Company’s share price declined significantly. Based on these events (collectively, the “Triggering Events”), the Company identified indicators of possible impairment and initiated testing using a valuation date of October 31, 2023. The impairment tests were conducted under guidance of ASC Topic 360, Impairment and Disposal of Long-Lived Assets (“ASC 360”) for certain long-lived assets, including capitalized contract costs, developed technology, client relationships and trade names, and in accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”) with respect to the reporting unit’s goodwill.

Reporting units are determined based on the organizational structure the entity has in place at the date of the impairment test. A reporting unit is an operating segment or component business unit with the following characteristics: (a) it has discrete financial information, (b) segment management regularly reviews its operating results (generally an operating segment has a segment manager who is directly accountable to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts or plans for the segment), and (c) its economic characteristics are dissimilar from other units (this contemplates the nature of the products and services, the nature of the production process, the type or class of client for the products and services and the methods used to distribute the products and services). The Company determined that for fiscal 2023 it has one operating segment and one reporting unit, while for fiscal 2022 it had one operating segment and two reporting units.

The Company estimates the fair value of its reporting unit using a combination of the market approach and income approach, via discounted cash flow valuation models which include, but are not limited to, assumptions such as a “risk-free” rate of return on an investment, the weighted average cost of capital of a market participant and future revenue, operating margin, working capital and capital expenditure trends. Determining the fair value of reporting units and goodwill includes significant judgment by management, and different judgments could yield different results.

The Company performed its annual goodwill assessment for fiscal 2023 as of October 31, 2023 using the approaches described above. The assessment identified a goodwill impairment of $9,813,000 that was recorded. Based on the analysis performed for fiscal 2022, the fair value of the reporting units exceeded the carrying amount of the reporting unit, including goodwill, and, therefore, a goodwill impairment loss was not recognized.   Refer to Note 6 – Goodwill and Intangible Assets to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the entity had paid cash for the goods or services. The Company incurred total annual compensation expense related to stock-based awards of $2,102,000 in fiscal 2023, net of $140,000 of capitalized non-employee stock compensation, and $1,680,000 net of $81,000 of capitalized non-employee stock compensation, in fiscal 2022.

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

The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market close price per share on the grant date. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically a one- to four-year service period to the Company. In fiscal 2023 and 2022, 190,950 and 127,429 shares of common stock were surrendered to the Company to satisfy tax withholding obligations totaling $280,000 and $197,000, respectively, in connection with the vesting of restricted stock awards. Shares surrendered by the restricted stock award recipients in accordance with the applicable plan are deemed cancelled, and therefore are not available to be reissued. The Company awarded 1,203,621 and 890,731 shares of restricted stock to its executive officers and directors of the Company in fiscal 2023 and 2022, respectively.

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

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At January 31, 2024, the Company believes it has appropriately accounted for any uncertain tax positions.

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

The following is the calculation of the basic and diluted net loss per share of common stock:

	Fiscal Year
	2023	2022
Basic earnings (loss) per share:
Loss, net of tax	$(18,697,000)	$(11,379,000)
Basic net loss per share of common stock	$(0.33)	$(0.23)

Diluted earnings (loss) per share (1):
Loss available to common stockholders	$(18,697,000)	$(11,379,000)
Diluted net loss per share of common stock	$(0.33)	$(0.23)

Net loss	$(18,697,000)	$(11,379,000)

Weighted average shares outstanding – Basic (1)	56,510,419	49,324,858
Effect of dilutive securities - Stock options and Restricted stock (2)	—	—
Weighted average shares outstanding – Diluted	56,510,419	49,324,858
Basic and diluted net loss per share of common stock	$(0.33)	$(0.23)

(1)	Excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of January 31, 2024 and 2023, there were 1,970,521 and 1,848,031 unvested restricted shares of common stock, respectively.

(2)	Diluted net loss per share excludes the effect of shares that are anti-dilutive. As of January 31, 2024, there were 67,500 outstanding stock options and 1,970,521 unvested restricted shares of common stock. As of January 31, 2023, there were 628,598 outstanding stock options and 1,848,031 unvested restricted shares of common stock.

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

Restructuring

On October 16, 2023, the Company announced it was executing a Strategic Restructuring designed to reduce expenses while maintaining the Company’s ability to expand its SaaS business. The Strategic Restructuring initiatives included a reduction in force, resulting in the termination of 26 employees, or approximately 24% of the Company’s workforce. To execute the Strategic Restructuring, the Company incurred one-time restructuring costs associated with the workforce reduction of approximately $759,000, and the Company has recognized all expenses associated with the Strategic Restructuring as of the end of fiscal 2023. The costs pertain to severance and other employee termination-related costs and various professional fees the Company required to assist with execution of the Strategic Restructuring. The following is a reconciliation of the Strategic Restructuring liability reflected on the Company’s condensed consolidated balance sheet under “Accrued expenses”.

	(in thousands)
	Accrued			Accrued	As of January 31, 2024
	Balance as of January 31, 2023	2023 Expenses to Date	2023 Cash Payments	Balance as of January 31, 2024	Total Costs Incurred to Date	Total Expected Costs
Severance expense
Cost of sales	$—	$154	$154	$—	$154	$154
Selling, general, and administrative	—	350	276	74	350	350
Research and development	—	227	227	—	227	227
Total severance expense	$—	$731	$657	$74	$731	$731
Professional fees	—	28	28	—	28	$28
Total	$—	$759	$685	$74	$759	759

Accounting Pronouncements Recently Adopted

In November 2019, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which improves guidance around accounting for financial losses on accounts receivable. For smaller reporting entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company’s adoption of ASU 2016-13 was effective February 1, 2023. An analysis of contract receivables, including credit losses, was conducted during the first quarter of fiscal 2024. The adoption of this ASU did not have a material impact on our consolidated financial statements or disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves guidance around the disclosures about a public entity’s reportable segments and additional details about a reportable segment’s expenses. ASU 2023-07 is effective for all public entities for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company’s adoption of ASU 2023-07 will be effective in the annual report for the fiscal year ending January 31, 2025. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements or disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhance the transparency and decision usefulness of income tax disclosures. For public entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements or disclosures.

NOTE 3 — BUSINESS COMBINATION

Avelead Acquisition

The Company acquired all of the equity interests of Avelead as part of the Company’s strategic expansion into the revenue cycle management, acute-care healthcare space (the “Transaction”). The Transaction was completed on August 16, 2021.

The aggregate consideration for the purchase of Avelead was approximately $29.7 million (at fair value) consisting of (i) $12.5 million in cash, net of cash acquired, (ii) $6.5 million in common stock, and (iii) approximately $10.7 million in contingent consideration (see below). The Company issued 5,021,972 shares of its restricted common stock (the “Acquisition Restricted Common Stock”). The Acquisition Restricted Common Stock had a fair value as of the closing date of the acquisition of $6.5 million. Additionally, the Transaction included two types of contingent consideration; the first is referred to herein as “SaaS Contingent Consideration” and the second is referred to herein as “Renewal Contingent Consideration.” The SaaS Contingent Consideration and Renewal Contingent Consideration had an aggregate value of approximately $10.7 million as of the date of closing. The owners of Avelead are also referred to herein as “Sellers” and are enumerated in the UPA (as defined below).

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

The contingent consideration is comprised of “SaaS Contingent Consideration” and “Renewal Contingent Consideration” which are described in more detail as follows:

●	The SaaS Contingent Consideration is calculated based upon Avelead’s recurring SaaS revenue recognized during the first and second year following the closing of the Transaction. The Company will pay the SaaS Contingent Consideration as follows: (i) 50% in cash and (ii) 50% in shares of Company common stock valued at the time the earnout is paid subject to a collar, as described below.

●	The first year SaaS Contingent Consideration was calculated as 75% of Avelead’s recognized SaaS revenue from September 1, 2021 to August 31, 2022. The first-year payment was subject to a deduction of $665,000 spread equally between the cash and common stock portion of the earnout consideration. Assuming that Avelead was within 80% of its forecasted SaaS revenue in the first year earnout, the Company agreed to a floor and ceiling on the value of the Company’s restricted common stock issued as consideration for the earnout. That collar had a floor of $3.50 per share and a ceiling of $5.50 per share for the first year earnout. The first year SaaS Contingent Consideration was paid on November 21, 2022, as discussed in more detail below.

●	The second year SaaS Contingent Consideration was calculated as 40% of Avelead’s recognized SaaS revenue from September 1, 2022 to August 31, 2023. Assuming that Avelead was within 80% of its forecasted SaaS revenue in the second year earnout, the Company agreed to a floor and ceiling on the Company’s restricted common stock issued as consideration for the earnout. That collar had a floor of $4.50 per share and a ceiling of $6.50 per share for the second year earnout. The second year SaaS Contingent Consideration remained outstanding as of January 31, 2024, as the Company and the Sellers work towards a resolution regarding the payment of the second year SaaS Contingent Consideration.

[1]	If Avelead does not achieve 80% of its forecasted revenue, the price per share will revert back to the Company’s market price based upon a 30-day average.

●	The Renewal Contingent Consideration was tied directly to a successful renewal of a specific client of Avelead. To meet the definition of a renewal, Avelead was required to achieve a minimum threshold of contracted revenue in an updated, annual, renewed contract with the specified client. The renewal occurred on or about June 1, 2022 and June 1, 2023. The Renewal Contingent Consideration was payable in shares of Company restricted common stock valued as of the date of closing. The Renewal Contingent Consideration is either earned or not earned based upon the renewal of the specified client at the minimum amount of contracted revenue. There is no pro-ration of the underlying Renewal Contingent Consideration. On November 21, 2022, the Company issued 627,746 shares of restricted common stock to the Sellers in connection with the first year Renewal Contingent Consideration. The second year Renewal Contingent Consideration remained outstanding as of January 31, 2024, as the Company and the Sellers work towards a resolution regarding the payment of the second year Renewal Contingent Consideration.

On November 21, 2022, the Company made the first year earnout payments and issued shares of restricted common stock to the Sellers in accordance with the UPA. In connection with the first year earnout payment, the Company made an aggregate cash payment of $2,012,000 and issued 1,243,292 unregistered securities in the form of restricted common stock, par value $0.01 per share (“restricted common stock”), for the SaaS Contingent Consideration and issued 627,746 shares of restricted common stock for the Renewal Contingent Consideration. The estimated aggregate value of the first year earnout payment was $4,000,000 with respect to the SaaS Contingent Consideration and $1,000,000 with respect to the Renewal Contingent Consideration.

As of January 31, 2024, the Company has not made the second year earnout payments to the Sellers or issued shares of common stock in connection therewith. In connection with the second year earnout payment, the Company has estimated cash payments of $1,214,000 and will issue 961,640 shares of restricted common stock for the SaaS Contingent Consideration and 627,746 shares of restricted common stock for the Renewal Contingent Consideration. The estimated aggregate value of the second year earnout payment is $1,550,000 for the SaaS Contingent Consideration and $244,000 for the Renewal Contingent Consideration. The Company and the Sellers reached an agreement to defer the cash portion of the SaaS Contingent Consideration and Renewal Contingent Consideration payments over time through October 31, 2024. On March 27, 2024, the Company issued 961,640 shares of restricted common stock to the Sellers for the SaaS Contingent Consideration and 627,746 shares of restricted common stock for the Renewal Contingent Consideration. These liabilities are reflected at the fair value of the future commitment on the Company’s consolidated balance sheet, as Acquisition Earnout Liability.

The Company entered into an employment agreement and a separation agreement with each of the two Sellers. Acquisition-related costs include the cost of a two-year separation agreement with one of the Sellers. The separation agreement was expensed at the closing of the transaction as there were no material future obligations of the Seller to the Company within acquisition-related costs. The employment agreement with the other Seller had a two-year term and entitled the Seller to six-months separation pay in the event of termination without cause. The expense for the employment agreement is recognized ratably over the service period customary with other employment agreements within selling, general, and administrative expense. On September 1, 2023, the Company terminated the employment agreement. In exchange for a general release from the Seller, the Company agreed to accelerate the vesting of 150,000 outstanding and unvested shares of restricted common stock of the Company previously granted to the Seller, subject to such Seller’s non-revocation of a general release of claims against the Company.

NOTE 4 — OPERATING LEASES

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Since our lease arrangements do not provide an implicit rate, we use our incremental borrowing rate for the expected remaining lease term at commencement date for new and existing leases in determining the present value of future lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has moved to a virtual office model and does not have a physical office space. Membership agreements and daily space rentals are leveraged by the Company when groups need to meet in person with the costs expensed as incurred. As of January 31, 2024, the Company recorded $30,000 related to such space rentals.

Alpharetta Office Lease

The Company entered into a lease for office space in Alpharetta, Georgia, on March 1, 2020. The lease expired on March 31, 2023. At inception, the Company recorded a right-of use asset of $540,000, and related current and long-term operating lease obligation in the accompanying consolidated balance sheet. As of January 31, 2023, operating lease right-of use assets totaled $32,000, and the associated lease liability of $35,000 is included in current liabilities. The Company used a discount rate of 6.5% to determine the lease liability. As of January 31, 2024 and 2023, the Company had lease operating costs of approximately $32,000 and $194,000, respectively. The Company paid cash of approximately $36,000 and $210,000 for the lease in fiscal 2023 and fiscal 2022, respectively.

On October 1, 2021, the Company entered into an agreement with a third-party to sublease its office space in Alpharetta, Georgia, (the “Sublease Agreement”). The sublease term is for 18 months which coincides with the Company’s underlying lease (see below). The Company received $292,000 from the sublessee over the term of the sublease. The sublease did not relieve the Company of its original obligation under the lease, and therefore the Company did not adjust the operating lease right-of-use asset and related liability. The Company incurred an amount of fees and expenses to enter into the Sublease Agreement that were recorded as “acquisition-related costs” for fiscal 2021. As of January 31, 2024, the Company recorded $33,000 as other income related to the sublease.

Suwanee Office Lease

Upon acquiring Avelead on August 16, 2021 (refer to Note 3 – Business Combination), the Company assumed an operating lease agreement for the corporate office space of Avelead. The 36-month term lease commenced March 1, 2019, and initially expired on February 28, 2022. As of January 31, 2024, the Company recorded $6,000 in rent expense. The lessor is an entity controlled by one of the Sellers that was employed by the Company until August 2023. In February 2022, the Company renewed the lease for twelve months. The Company made monthly lease payments of $5,999 for a total of $71,984 over the term of the lease. The lease expired on February 28, 2023, and was not renewed.

NOTE 5 — DEBT

Outstanding principal balances on debt consisted of the following at:

	January 31, 2024	January 31, 2023
Term loan	$9,000,000	$9,750,000
Financing cost payable	135,000	69,000
Less: Deferred financing cost	(69,000)	(105,000)
Total	9,066,000	9,714,000
Less: Current portion	(1,500,000)	(750,000)
Non-current portion of debt	$7,566,000	$8,964,000

Term Loan Agreement

On August 26, 2021, the Company and its subsidiaries entered into the Loan Agreement with WAB. Pursuant to the Loan Agreement, WAB agreed to provide the Company and its subsidiaries with a term loan facility in the maximum principal amount of $10,000,000. Amounts outstanding under the term loan portion of the Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%.

The Loan Agreement has a five-year term, and the maximum principal amount was advanced in a single-cash advance on or about the closing date. Interest accrued under the Loan Agreement is due monthly, and the Company is required to make monthly interest-only payments through the one-year anniversary of the closing date. From the first anniversary of the closing date through the maturity date, the Company is required to make monthly payments of principal and interest that increase over the term of the agreement. The Loan Agreement requires principal repayments on the anniversary date of the closing of the debt agreement of $500,000 in the second year, $1,000,000 in the third year, $2,000,000 in the fourth year, and $3,000,000 in the fifth year, respectively, with the remaining outstanding principal balance and all accrued but unpaid interest due in full on the maturity date. The Loan Agreement may also require early repayments if certain conditions are met.

The Company recorded $130,000 in deferred financing costs related to the Loan Agreement. These deferred financing costs are being amortized over the term of the loan. The Company will also incur $200,000 in financing costs at the earlier of the term date of the loan, or pre-payment. These costs are being accreted, through interest expense, to the full value of the $200,000 over the term of the loan.

Debt Modification and Revolving Line of Credit

On November 29, 2022, the Company executed the Second Modification (the “Second Modification”) to the Second Amended and Restated Loan and Security Agreement (as amended and modified, the “Loan Agreement”). The Second Modification expanded the Company’s total borrowing to include a $2,000,000 revolving line of credit. The revolving line of credit is co-terminus with the term loan and matures on August 26, 2026. There are no requirements to draw on the line of credit. Amounts outstanding under the line of credit portion of the Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The Second Modification also amended the covenants of the Company under the Loan Agreement. At January 31, 2024, there was a $1,500,000 balance outstanding on the revolving line of credit.

The Second Modification includes customary financial covenants as follows:

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

The Loan Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements. For the period ended January 31, 2024, the Company was not in compliance with the Maximum Debt to ARR Ratio covenant pursuant to the Second Modification; however, on February 7, 2024, the Company was provided a waiver exception for being non-compliant. (Refer to Note 14 – Subsequent to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.). Substantially all the assets of the Company are collateralized by the Loan Agreement.

The Company recorded $20,000 in deferred financing costs related to the Second Modification. These deferred financing costs are being amortized over the remaining term of the loan. The Company also incurred $50,000 in financing costs at the earlier of the term date of the loan, or pre-payment. These costs are being accreted, through interest expense, to the full value of the $250,000 over the remaining term of the loan. The full value of $250,000 includes the $200,000 costs incurred in connection with the Loan Agreement (see below).

On February 7, 2024, the Company executed the Third Modification and Waiver (the “Third Modification”) to the Loan Agreement. Refer to Note 14 – Subsequent Events to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information regarding the Third Modification.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill were as follows:

Balance
Balance as of January 31, 2023	$23,089,000
Impairment	(9,813,000)
Balance as of January 31, 2024	$13,276,000

In October 2023, the Company was notified by a legacy client of its intent to not renew its contract as of its expiration on December 31, 2023. At that time, the Company elected to accelerate the execution of a planned strategic restructuring that was designed to reduce costs while maintaining the Company’s ability to expand its SaaS business. Both the client termination and the execution of the strategic restructuring were announced on October 16, 2023. Following these announcements, the Company’s share price declined significantly. Based on these events (collectively, the “Triggering Events”), the Company identified indicators of possible impairment and initiated testing using a valuation date of October 31, 2023. The impairment tests were conducted under guidance of ASC Topic 360, Impairment and Disposal of Long-Lived Assets (“ASC 360”) for certain long-lived assets, including capitalized contract costs, developed technology, client relationships and trade names, and in accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”) with respect to the reporting unit’s goodwill.

The Company determined that, effective January 31, 2023, it had one reporting unit for purposes of evaluation of goodwill. Based on the Triggering Events and in conjunction with the preparation of the Company’s financial statements for the three and nine months ended October 31, 2023, the Company tested the reporting unit’s goodwill for possible impairment as of October 31, 2023. The testing for impairment was performed under the guidance of ASC 350. The testing utilized a discounted debt-free net cash flow (“DCF”) method under the income approach and the market capitalization method (“MCM”) under the market approach. The sum of the weighted values of each method was used to derive the fair value of the Company’s equity.

The MCM calculates the aggregate market value of the Company based on the total number of shares outstanding and the current market price of the shares as of the valuation date. Data on similar mergers and acquisitions within the healthcare technology sector are observed to determine control premium that represents a stock premium percentage offered by an acquirer to a public company. The control premium applied to the aggregate market value represents MCM calculated fair value.

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

The Company concluded that its goodwill was impaired based on the weighted combination of the DCF and MCM value estimates which resulted in a calculated fair value lower than the equity carrying value. The Company recorded an impairment of goodwill in the amount of $9,813,000 reported as “Goodwill Impairment” on its condensed consolidated statement of operations.

Intangible assets consist of the following:

		January 31, 2024
	Estimated Useful Life	Gross Assets	Accumulated Amortization	Net Assets
Finite-lived assets:
Client relationships	10 years	$8,370,000	$2,058,000	$6,312,000
Internally developed software	9 years	6,380,000	1,742,000	$4,638,000
Trademarks and tradenames	15 years	1,340,000	219,000	$1,121,000
Total		$16,090,000	$4,019,000	$12,071,000

	January 31, 2023
	Estimated	Gross	Accumulated
	Useful Life	Assets	Amortization	Net Assets
Finite-lived assets:
Client relationships	8-10 years	$9,700,000	$1,463,000	$8,237,000
Internally Developed Software	9 years	6,380,000	1,034,000	5,346,000
Trademarks and Tradenames	15 years	1,340,000	130,000	1,210,000
Total		$17,420,000	$2,627,000	$14,793,000

ASC 360 defines a multi-step process to test long-lived assets, including intangible assets, for recoverability that if failed would indicate impairment. First, the Company must consider whether indicators of impairment of long-lived assets are present, which the Company determined the Triggering Events provided such indication.

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

The undiscounted cash flows for the long-lived assets were above the carrying amounts indicating that the long-lived asset group is recoverable and no further impairment to long-lived assets exists as of October 31, 2023. In fiscal 2023, the Company recorded $963,000 as “Impairment of long-lived assets” on its condensed consolidated statement of operations to adjust the Abandoned Asset to its salvage value of zero.

The Company recognized amortization expense on intangible assets of $1,760,000 and $1,971,000 for fiscal 2023 and 2022, respectively.

Amortization over the next five fiscal years for intangible assets is estimated as follows:

Annual Amortization Expense
2024	$1,635,000
2025	1,635,000
2026	1,635,000
2027	1,635,000
2028	1,635,000
Thereafter	3,896,000
Total	$12,071,000

The Company wrote-off the Abandoned Asset during fiscal 2023 with a gross asset value of $1,330,000. There was no impact to the consolidated statements of operations as this eliminated the asset and accumulated amortization of the fully amortized intangible assets.

NOTE 7 — INCOME TAXES

For fiscal 2023 and 2022, income taxes consist of the following:

	Fiscal Year
	2023	2022
Current tax expense:
Federal	$—	$—
State	(58,000)	(62,000)
Total current tax benefit (expense)	$(58,000)	$(62,000)
Deferred tax expense:
Federal	$86,000	$(6,000)
State	18,000	(3,000)
Total deferred tax benefit (expense)	$104,000	$(9,000)
Income tax benefit (expense)	$46,000	$(71,000)

The income tax expense differs from the amount computed using the federal statutory income tax rate of 21% for fiscal 2023 and 2022 as follows:

	Fiscal Year
	2023	2022
Federal tax benefit at statutory rate	$3,887,000	$2,348,000
State and local tax expense, net of federal	(28,000)	(52,000)
Increase in valuation allowance	(3,994,000)	(2,128,000)
Permanent items:
Other	(36,000)	(20,000)
Reserve for uncertain tax position	(7,000)	(18,000)
Federal research and development (R&D) tax credit	33,000	91,000
Stock-based compensation	135,000	(289,000)
Other	56,000	(3,000)
Income tax benefit (expense)	$46,000	$(71,000)

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences and credits are as follows:

	January 31,
	2024	2023
Deferred tax assets:
Allowance for credit losses	$26,000	$39,000
Deferred revenue	209,000	122,000
Accruals	67,000	232,000
Net operating loss carryforwards	15,748,000	11,242,000
Stock-based compensation	427,000	342,000
Finite-lived intangible assets	1,739,000	1,344,000
R&D tax credit	1,434,000	1,407,000
Other	1,000	2,000
Total deferred tax assets	19,651,000	14,730,000
Valuation allowance	(19,646,000)	(14,347,000)
Net deferred tax assets	5,000	383,000
Deferred tax liabilities:
Property and equipment	(5,000)	(5,000)
Finite-lived intangible liabilities	—	(482,000)
Total deferred tax liabilities	(5,000)	(487,000)
Net deferred tax liabilities	$—	$(104,000)

At January 31, 2024, the Company had U.S. federal net operating loss carry forwards of $65,107,000 and $29,083,000 of these net operating losses expire at various dates through fiscal 2038. The remaining $36,024,000 of these net operating losses can be carried forward indefinitely under the provisions of the Tax Cuts and Jobs Act (TCJA). The TCJA also eliminated the ability to carry back net operating losses. The Company also had state net operating loss carry forwards of $37,650,000 and Federal R&D credit carry forwards of $1,699,000 and Georgia R&D credit carry forwards of $94,000, all of which expire at various dates through fiscal 2042.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company established a valuation allowance of $19,646,000 and $14,347,000 at January 31, 2024 and 2023, respectively. The increase in the valuation allowance of $3,994,000 was driven primarily by the Company’s federal net operating losses.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through January 31, 2020. All material state and local income tax matters have been concluded for years through January 31, 2019. The Company is no longer subject to IRS examination for periods prior to the tax year ended January 31, 2020; however, carry forward losses that were generated prior to the tax year ended January 31, 2020 may still be adjusted by the IRS if they are used in a future period.

The Company has recorded a reserve, including interest and penalties, for uncertain tax positions of $340,000 and $333,000 as of January 31, 2024 and 2023, respectively. As of January 31, 2024 and 2023, the Company had no accrued interest and penalties associated with unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	2023	2022
Beginning of fiscal year	$333,000	$315,000
Additions for tax positions for the current year	9,000	11,000
Additions for tax positions of prior years	—	7,000
Subtractions for tax positions of prior years	(2,000)	—
End of fiscal year	$340,000	$333,000

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

On June 28, 2023, the Company filed a Registration Statement on Form S-3 (Registration No. 333-272993) for purposes of registering for resale 394,127 shares of common stock issued to 180 Consulting, LLC (“180 Consulting”). The Registration Statement was declared effective by the SEC on July 10, 2023.

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

At the 2023 Annual Meeting, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 1,000,000 shares, from 10,223,246 shares to 11,223,246 shares.

NOTE 9 — MAJOR CLIENTS

During fiscal 2023, one individual client accounted for 10% or more of our revenue. This client accounted for 23% of total revenue for fiscal 2023. In the third quarter of fiscal 2023, the Company received a notice from this client of its intent not to renew its contract following the expiration of the current term on December 31, 2023. During fiscal 2022, two individual clients accounted for 10% or more of our revenue. These clients accounted for 20% and 12%, respectively, of total revenue for fiscal 2022. Four clients represented 14%, 12%, 12%, and 11%, respectively, of accounts receivable as of January 31, 2024, and four clients represented 13%, 12%, 12% and 10%, respectively, of accounts receivable as of January 31, 2023. Many of our clients are invoiced on an annual basis.

NOTE 10 — EMPLOYEE RETIREMENT PLAN

The Company has established a 401(k) retirement plan that covers all associates. Company contributions to the plan may be made at the discretion of the board of directors. The Company’s matched amount is 50% up to the first 4% of compensation deferred by each associate. The total compensation expense for this matching contribution was $242,000 and $258,000 in fiscal 2023 and 2022, respectively.

NOTE 11 — STOCK-BASED COMPENSATION

Stock Option Plans

The 2013 Plan replaced the Company’s 2005 Incentive Compensation Plan (the “2005 Plan”). The 2005 Plan expired based upon its terms. Accordingly, all the outstanding awards and any unallocated pool of un-issued options under the 2005 Plan were re-characterized to the 2013 Plan. Under these plans, the Company is authorized to issue equity awards (stock options, stock appreciation rights or “SARs”, and restricted stock) to directors and associates of the Company. Under the 2013 Plan, as amended, the Company is authorized to issue a number of shares not to exceed 11,223,246. The options granted under the 2013 Plan have terms of ten years or less, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant. At January 31, 2024 and 2023, options to purchase 67,500 and 628,958 shares of the Company’s common stock, respectively, had been granted and were outstanding under these plans. At January 31, 2024, there were no SARs outstanding.

A summary of stock option activity in fiscal 2023 follows:

		Weighted
		Average	Remaining	Aggregate
	Options	Exercise Price	Life in Years	intrinsic value
Outstanding as of January 31, 2023	628,958	$1.95	7.31	$360,000
Granted	—	—
Exercised	—	—
Expired	(39,250)	7.14
Forfeited	(522,208)	1.55
Outstanding as of January 31, 2024	67,500	$1.73	2.37	$—
Exercisable as of January 31, 2024	67,500	$1.73	2.37	$—
Vested as of January 31, 2024	67,500	$1.73	2.37	$—

No options were granted in fiscal 2023 or fiscal 2022.

At January 31, 2024, there was no unrecognized compensation cost related to non-vested stock-option awards. The expense associated with stock option awards was $71,000 and $132,000, respectively, for fiscal 2023 and 2022. No options were exercised during fiscal 2023 or 2022.

The 2013 Plan contains change in control provisions whereby any outstanding equity awards under the plans subject to vesting, which have not fully vested as of the date of the change in control, shall automatically vest and become immediately exercisable. One of the change in control provisions is deemed to occur if there is a change in beneficial ownership, or authority to vote, directly or indirectly, of securities representing 20% or more of the total of all of the Company’s then-outstanding voting securities, unless through a transaction arranged by or consummated with the prior approval of the Board of Directors. Other change in control provisions relate to mergers and acquisitions or a determination of change in control by the Board of Directors.

Restricted Stock

The Company is authorized to grant restricted stock awards to associates and directors under the 2013 Plan. The Company has also issued restricted stock as inducement grants to certain new employees. The restrictions on the shares granted generally lapse over a one- to four-year term of continuous employment from the date of grant. On November 1, 2022, our then-serving CEO, Wyche T. Green, III, was awarded 50,000 shares of restricted common stock that will vest in three substantially equal annual installments commencing on the first anniversary of the date of grant. On May 20, 2022, Mr. Green was awarded 150,000 shares of restricted common stock that will vest in three substantially equal annual installments commencing on the first anniversary of the date of grant. On April 1, 2023, Mr. Green was awarded 200,000 shares of restricted common stock that will vest in three substantially equal annual installments commencing on the first anniversary of the date of grant. Prior to his appointment as CEO of the Company, Mr. Stilwill was awarded 170,000 shares of restricted common stock on April 1, 2023, that will vest in three substantially equal annual installments commencing on the first anniversary of the date of grant. The grant date fair value per share of restricted stock, which is based on the closing price of our common stock on the grant date, is expensed on a straight-line basis as the restriction period lapses. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights. A summary of restricted stock award activity for fiscal 2023 and 2022 is presented below:

		Weighted
	Non-vested	Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested balance at January 31, 2022	1,043,350	$1.57
Granted	1,505,731	1.47
Vested	(501,750)	1.63
Forfeited	(199,300)	1.49
Non-vested balance at January 31, 2023	1,848,031	$1.48
Granted	1,488,621	1.57
Vested	(982,631)	1.48
Forfeited	(383,500)	1.67
Non-vested balance at January 31, 2024	1,970,521	$1.51

At January 31, 2024, there was $1,938,000 of unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a remaining period of 1.80 years.

The expense associated with restricted stock awards for associates and directors was $1,590,000 and $983,000, for fiscal 2023 and 2022, respectively.

NOTE 12— COMMITMENTS AND CONTINGENCIES

Consulting Agreement with 180 Consulting

On March 19, 2020, the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, pursuant to which 180 Consulting has provided and will continue to provide a variety of consulting services in support of eValuator products including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, through separate executed statements of work (“SOWs”). On September 20, 2021, the Company entered into a separate MSA in support of Avelead products. As of December 2023, all outstanding SOWs under both MSAs were effectively replaced by two new SOWs. As of the end of fiscal 2023, there were two active SOWs under the eValuator MSA, and no active SOWS under the Avelead MSA. One of the active SOWs include the ability to earn stock at a conversion rate to be calculated 20 days after the execution of the related SOW. The MSA includes a termination clause upon a 90-day written notice. While no related party has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to us under the MSA, and the related SOWs may share workspace and administrative costs with 121G Consulting LLC (“121G”). 180 Consulting earned 564,707 shares for the year ended January 31, 2024 and has earned an aggregate of 1,479,911 shares through January 31, 2024. For services rendered by 180 Consulting, the Company recorded total cash fees of $2,580,000 and non-employee stock compensation of $582,000 for fiscal 2023 as compared to $1,281,000 and $640,000, respectively, for fiscal 2022. In addition, as of the date of this report, the Company has not issued to 180 Consulting an aggregate of 206,517 shares as compensation for services previously rendered during the three-months ended January 31, 2024. Such 564,707 shares will be issued in reliance on an exemption from registration available under Section 4(a)(2) of the Securities Act.

Inclusive of the MSA executed with 180 Consulting are SOWs that provide for the Company to sublicense a software through 180 Consulting that is owned by 121G. This is a services agreement for access to software that assists the Company in implementing and integrating with our clients’ technology. The license agreement is designed such that there is no material financial benefit that accrues to 121G. 180 Consulting licenses the software from 121G at cost. The Company paid approximately $563,000 and $301,000 for the SOWs that include the sublicense agreement in each of the fiscal years ended January 31, 2024 and 2023, respectively, which are included in the aforementioned totals above.

Litigation

We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. We are not aware of any legal matters that are reasonably possible to have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 13 - RELATED PARTY TRANSACTIONS

Refer to Note 3 – Business Combination. The Company acquired Avelead on August 16, 2021. We assumed a lease for corporate office space from one of the selling shareholders of Avelead who was employed by the Company through August 2023. This lease term ended February 2022 but was renewed for a term of 12 months through February 2023. For the year ended January 31, 2024, the Company recorded rent expense of $6,000. Refer to Note 4 – Operating Leases to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more information.

NOTE 14 — SUBSEQUENT EVENTS

Debt Private Placement

On February 1, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors, including certain directors and officers of the Company (collectively, the “Investors”), pursuant to which the Company agreed to sell to the Investors unsecured subordinated promissory notes (the “Notes”) in the aggregate principal amount of $4.4 million and warrants (the “Warrants”) to purchase up to an aggregate of 4,052,631 shares of the Company’s common stock (the “Common Stock”) in a private placement (the “Debt Private Placement”). The closing of the Debt Private Placement occurred on February 7, 2024 (the “Closing Date”).

In connection with the Debt Private Placement, the Investors and each of the Company’s directors and officers agreed, subject to certain exceptions set forth in the lock-up agreements, not to offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of Common Stock, or any options or warrants to purchase any shares of Common Stock, or any securities convertible into, exchangeable for or that represent the right to receive shares of Common Stock, for a period commencing on the date of the lock-up agreement and ending 90 days from the Closing Date.

Notes

The Notes bear interest at a rate of 15% per annum and mature on August 7, 2026 (the “Maturity Date”). All accrued and unpaid interest on the Notes will be capitalized and added to the outstanding principal balance of the Notes and will be payable in cash on the Maturity Date. The Company may redeem the Notes, in whole or in part, prior to the Maturity Date without any premium or penalty. In the event the Company prepays any portion of the then outstanding principal balance of the Notes on or before the twelve (12) month anniversary of the Closing Date, in addition to such prepayment of the principal balance, the Company must pay to the Investors a prepayment fee (in accordance with the each Investor’s pro-rata share of the Notes) in an amount equal to the amount of interest that would have accrued but for the prepayment from the date of such prepayment through such twelve (12) month anniversary of the Closing Date.

The rights of each Investor to receive payments under the Notes are subordinate to the rights of Western Alliance Bank (“WAB”), pursuant to a subordination agreement which the Investors entered into with WAB concurrently with the Debt Private Placement.

Warrants

The Warrants have an exercise price of $0.38 (except for Warrants issued to the Company’s directors and officers which have an exercise price of $0.39), are immediately exercisable, and will expire on the fourth anniversary of the Closing Date. The Warrants are subject to customary adjustments for certain transactions affecting the Company’s capitalization. The terms of the Warrants preclude a holder thereof from exercising such holder’s Warrants, and the Company from giving effect to such exercise, if after giving effect to the issuance of Common Stock upon such exercise, the holder (together with the holder’s affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of Common Stock upon such exercise.

The Notes and the Warrants described above were offered in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated thereunder and, along with the Common Stock underlying the Warrants, have not been registered under the Securities Act or applicable state securities laws. Accordingly, the Notes, the Warrants and the Common Stock underlying the Warrants may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements and in accordance with applicable state securities laws. The securities were offered and sold to “accredited investors” as that term is defined in Rule 501(a) under the Securities Act.

Common Stock Private Placement

On February 6, 2024, the Company completed the sale of 263,158 shares of the Company’s common stock to an accredited investor at a purchase price of $0.38 per share for an aggregate purchase price of $100,000 (the “Common Stock Private Placement”).

The common stock described above was offered in a private placement under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and has not been registered under the Securities Act or applicable state securities laws. Accordingly, such common stock may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements and in accordance with applicable state securities laws. The Common Stock was offered and sold to an “accredited investor” as that term is defined in Rule 501(a) under the Securities Act.

Loan Modification

On February 7, 2024, the Company and certain of its subsidiaries entered into a Third Modification and Waiver (the “Third Modification”) to the Loan Agreement with Western Alliance Bank.

The Third Modification waived the Company’s non-compliance with the Maximum Debt to ARR Ratio under the Loan Agreement and amended certain financial covenants as follows:

a.	Maximum ARR Net Leverage Ratio. Borrowers’ ARR Net Leverage Ratio, measured on a quarterly basis as of the last day of each fiscal quarter, shall not be greater than the amount set forth under the heading “Maximum ARR Net Leverage Ratio” as of, and for each of the dates appearing adjacent to such “Maximum ARR Net Leverage Ratio.

Quarter Ending	Maximum ARR Net Leverage Ratio
April 30, 2024	0.50 to 1.00
July 31, 2024	0.45 to 1.00
October 31, 2024	0.40 to 1.00
January 31, 2025	0.35 to 1.00

c.	Maximum Debt to Adjusted EBITDA Ratio. Commencing with the quarter ending April 30, 2025, Borrowers’ Maximum Debt to Adjusted EBITDA Ratio, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended, shall not be greater than the amount set forth under the heading “Maximum Debt to Adjusted EBITDA Ratio” as of, and for each of the dates appearing adjacent to such “Maximum Debt to Adjusted EBITDA Ratio”.

Quarter Ending	Maximum Debt to Adjusted EBITDA Ratio
April 30, 2025	3.50 to 1.00
July 31, 2025	3.00 to 1.00
October 31, 2025	2.50 to 1.00
January 31, 2026 and on the last day of each quarter thereafter	2.00 to 1.00

d.	Fixed Charge Coverage Ratio. Commencing with the quarter ending April 30, 2025, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended.

e.	Minimum Adjusted EBITDA. Commencing with the quarter ending January 31, 2024, Borrowers shall maintain Adjusted EBITDA, measured on a quarterly basis as of the last day of each fiscal quarter, in an amount not less than the amounts (or, in the case of amounts set forth in parentheses, no worse than the amounts) set forth under the heading “Minimum Adjusted EBITDA” as of, and for each of the dates appearing adjacent to such “Minimum Adjusted EBITDA.

Quarter Ending	Minimum Adjusted EBITDA
January 31, 2024	$(5,750,000)
April 30, 2024	$(4,560,000)
July 31, 2024	$(2,960,000)
October 31, 2024	$(1,500,000)
January 31, 2025	$430,000

Schedule II

Valuation and Qualifying Accounts and Reserves

Streamline Health Solutions, Inc and Subsidiaries.

For the two years ended January 31, 2024

(in thousands of dollars)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	(1) Deductions – Other Accounts	(2) Deductions	Balance at End of Period

Year ended January 31, 2024:
Allowance for doubtful accounts	$132	$(10)	$(36)	$—	$86
Year ended January 31, 2023:
Allowance for doubtful accounts	$76	$189	$—	$(133)	$132

(1)	Adjustments to retained earnings for adoption of ASC 326-10, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Refer to the subtopic of Accounting Pronouncements Recently Adopted in Note 2 – Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more information.)
(2)	Uncollectible accounts written off, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(c)) as of the end of the period covered by this Report (January 31, 2024). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2024.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2024, and concluded that our internal control over financial reporting was effective as of January 31, 2024. In making the assessment of internal control over financial reporting, management used the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this report fairly, in all material respects, our financial condition and results of operations as of the year ended January 31, 2024.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2024 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive compensation will be set forth in the proxy statement for our 2024 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in the proxy statement for our 2024 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Directors Independence

Information regarding certain relationships and related transactions and director independence will be set forth in the proxy statement for our 2024 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The Independent Registered Public Accounting Firm is FORVIS, LLP (PCAOB Firm ID No. 686) located in Atlanta, Georgia. Information regarding principal accountant fees and services will be set forth in the proxy statement for our 2024 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

PART IV

(32)	Item 15. Exhibits and Financial Statement Schedules) See Index to Consolidated Financial Statements and Schedule Covered by Reports of Registered Public Accounting Firms included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Report. See Index to Exhibits contained in this Report.

(b) Exhibits

See Index to Exhibits contained in this Report.

Item 16. Form 10-K Summary

None.

INDEX TO EXHIBITS

EXHIBITS

2.1	Unit Purchase Agreement, dated August 16, 2021, by and among Streamline Health Solutions, Inc., Avelead Consulting, LLC, Jawad Shaikh and Badar Shaikh (Incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 18, 2021).
3.1	Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a/ LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on September 15, 2014).
3.2	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on May 24, 2021).
3.3	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 8, 2022).
3.4	Amended and Restated Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014 (Incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on April 3, 2014).
4.1	Specimen Common Stock Certificate of Streamline Health Solutions, Inc. (Incorporated by reference from the Company’s Registration Statement on Form S-1, File Number 333-01494, as filed with the SEC on April 15, 1996).
4.2*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.3	Form of Warrant of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2024).
10.1#	Streamline Health Solutions, Inc. 1996 Associate Stock Purchase Plan, as amended and restated effective July 1, 2013 (Incorporated by reference from the Registration Statement on Form S-8, File Number 333-188763, as filed with the Commission on May 22, 2013).
10.2#	2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on May 26, 2005).
10.2(a)#	Amendment No. 2 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-8, as filed with the SEC on November 15, 2012).
10.2(b)#	Amendment No. 3 to 2005 Incentive Compensation Plan of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.2(c) of the Company’s Current Report on Form 8-K, as filed with the SEC on October 20, 2020).
10.2(c)#	Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan (Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 22, 2019).

10.3#	Amendment No. 1 to Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on May 24, 2021).
10.3(a)#

Amendment No. 2 to Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan (Incorporated by reference from Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on May 9, 2022).

10.3(b)#	Amendment No. 3 to Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan (Incorporated by reference from Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on May 11, 2023).
10.3(c)#	Form of Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 25, 2014).
10.3(d)#	Form of Restricted Stock Award Agreement for Executives (Incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 25, 2014).
10.3(e)#	Form of Stock Option Agreement for Executives (Incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 25, 2014).
10.4#	Employment Agreement, dated October 17, 2019, by and between the Company and Wyche T. “Tee” Green, III (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 18, 2019).
10.5#*	Employment Agreement, dated February 15, 2022, by and between the Company and Benjamin L. Stilwill.
10.6#	Employment Agreement, dated December 4, 2023, by and between the Company and Bryant James Reeves (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 7, 2023).
10.7#*	Employment Agreement, dated February 4, 2021, by and between the Company and Wendy L. Lovvorn.
10.8#	Employment Agreement dated September 10, 2018 by and between Streamline Health Solutions, Inc. and Thomas J. Gibson (Incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on September 12, 2018).
10.9#	Restricted Stock Agreement by and between Streamline Health Solutions, Inc. and Jawad Shaikh, dated as of August 16, 2021 (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 18, 2021).
10.10#	Restricted Stock Agreement by and between Streamline Health Solutions, Inc. and Badar Shaikh, dated as of August 16, 2021 (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 18, 2021).
10.11#	Form of Indemnification Agreement for all directors and officers of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 7, 2006).
10.12#	Restricted Stock Agreement by and between Streamline Health Solutions, Inc. and Badar Shaikh, dated as of August 16, 2021 (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 18, 2021).
10.13	Loan and Security Agreement dated as of December 11, 2019 by and among Bridge Bank, a division of Western Alliance Bank, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on January 7, 2020).
10.13(a)	Amended and Restated Loan and Security Agreement dated as of March 2, 2021 by and among Western Alliance Bank, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2021).
10.13(b)	Second Amended and Restated Loan and Security Agreement, dated August 26, 2021, by and among Streamline Health Solutions, Inc., Streamline Health, Inc., Streamline Pay & Benefits, LLC, Streamline Consulting Solutions, LLC, Avelead Consulting, LLC and Western Alliance Bank (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 30, 2021.
10.13(c)	Waiver of Second Amended and Restated Loan and Security Agreement, dated August 26, 2022, by and among the Company, Streamline Health, LLC, Streamline Pay & Benefits, LLC, Avelead Consulting, LLC, Streamline Consulting Solutions, LLC and Western Alliance Bank (Incorporated by reference from Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed September 8, 2022).
10.13(d)	Second Modification to Second Amended and Restated Loan and Security Agreement, dated November 29, 2022, by and between Streamline Health Solutions, Inc. and certain of its subsidiaries party thereto, and Western Alliance Bank (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed December 5, 2022).
10.13(e)	Third Modification to Second Amended and Restated Loan and Security Agreement, dated February 7, 2024, by and between Streamline Health Solutions, Inc. and certain of its subsidiaries party thereto, and Western Alliance Bank (Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K, filed February 7, 2024).

10.14	Securities Purchase Agreement, dated October 10, 2019, between the Company and each purchaser identified on the signature pages thereto (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2019).
10.15	Registration Rights Agreement, dated October 10, 2019, between the Company and each of the several purchasers signatory thereto (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2019).
10.16	Form of Common Stock Purchase Agreement dated as of October 24, 2022, by and among Streamline Health Solutions, Inc. and the purchasers thereto (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed October 27, 2022).
10.17	Master Services and Non-Disclosure Agreement, dated as of March 18, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 25, 2020).
10.18	Sublease Agreement (Incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on June 11, 2020).
10.19	Form of Securities Purchase Agreement, by and among Streamline Health Solutions, Inc. and each purchaser identified on the signature pages thereto (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2024).
10.20	Form of Promissory Note of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2024).
21.1*	Subsidiaries of Streamline Health Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm - FORVIS, LLP
24	Power of Attorney (included in signature page)
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Streamline Health Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed with the SEC on April 30, 2024, formatted in XBRL includes: (i) Consolidated Balance Sheets at January 31, 2024 and 2023, (ii) Consolidated Statements of Operations for the two years ended January 31, 2024, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the two years ended January 31, 2024, (iv) Consolidated Statements of Cash Flows for the two years ended January 31, 2024, and (v) the Notes to Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

#	Management Contracts and Compensatory Arrangements.

Our SEC file number reference for documents filed with the SEC pursuant to the Exchange Act, is 000-28132.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

By:	/S/ BENJAMIN L. STILWILL
Benjamin L. Stilwill
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Benjamin L. Stilwill and Bryant J. Reeves, III, and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

DATE: April 30, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ WYCHE T. “TEE” GREEN, III	Executive Chairman and Chairman of the Board	April 30, 2024
Wyche T. “Tee” Green, III

/S/ BENJAMIN L. STILWILL	President, Chief Executive Officer and Director	April 30, 2024
Benjamin L. Stilwill	(Principal Executive Officer)

/s/ BRYANT J. REEVES, III	Chief Financial Officer	April 30,2024
Bryant J. Reeves, III	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JONATHAN R. PHILLIPS	Director	April 30, 2024
Jonathan R. Phillips

/s/ JUSTIN FERAYORNI	Director	April 30, 2024
Justin Ferayorni

/s/ JUDITH E. STARKEY	Director	April 30, 2024
Judith E. Starkey

/s/ KENAN H. LUCAS	Director	April 30, 2024
Kenan H. Lucas

/s/ MATTHEW ETHERIDGE	Director	April 30, 2024
Matthew Etheridge

