Form 10-Q
period 2024-04-30
STREAMLINE HEALTH SOLUTIONS INC.
filed 2024-06-12
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value per share, as of June 10, 2024, was 62,030,026.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	April 30, 2024	January 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,979,000	$3,190,000
Accounts receivable, net of allowance for credit losses of $117,000 and $86,000, respectively	4,706,000	4,237,000
Contract receivables	294,000	780,000
Prepaid and other current assets	722,000	629,000
Total current assets	9,701,000	8,836,000
Non-current assets:
Property and equipment, net of accumulated amortization of $304,000 and $291,000 respectively	76,000	88,000
Capitalized software development costs, net of accumulated amortization of $8,396,000 and $7,960,000, respectively	5,624,000	5,798,000
Intangible assets, net of accumulated amortization of $4,428,000 and $4,019,000, respectively	11,662,000	12,071,000
Goodwill	13,276,000	13,276,000
Other	1,386,000	1,666,000
Total non-current assets	32,024,000	32,899,000
Total assets	$41,725,000	$41,735,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(rounded to the nearest thousand dollars, except share and per share information)

	April 30, 2024	January 31, 2024
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,120,000	$1,253,000
Accrued expenses	1,777,000	2,023,000
Current portion of term loan	1,750,000	1,500,000
Deferred revenues	7,351,000	7,112,000
Acquisition earnout liability	817,000	1,794,000
Total current liabilities	12,815,000	13,682,000
Non-current liabilities:
Term loan, net of current portion and deferred financing costs	7,089,000	7,566,000
Line of credit	—	1,500,000
Notes payable, net of current portion and deferred financing costs	3,587,000	—
Warrants – common stock	746,000	—
Deferred revenues, less current portion	185,000	173,000
Total non-current liabilities	11,607,000	9,239,000
Total liabilities	24,422,000	22,921,000
Commitments and contingencies – Note 8
Stockholders’ equity:
Common stock, $0.01 par value per share, 85,000,000 shares authorized; 61,825,587 and 58,945,498 shares issued and outstanding, respectively	617,000	590,000
Additional paid in capital	135,124,000	133,923,000
Accumulated deficit	(118,438,000)	(115,699,000)
Total stockholders’ equity	17,303,000	18,814,000
Total liabilities and stockholders’ equity	$41,725,000	$41,735,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Three Months Ended April 30,
	2024	2023
Revenues:
Software as a service	$2,723,000	$3,175,000
Maintenance and support	890,000	1,157,000
Professional fees and licenses	717,000	1,000,000
Total revenues	4,330,000	5,332,000
Operating expenses:
Cost of software as a service	1,348,000	1,589,000
Cost of maintenance and support	42,000	89,000
Cost of professional fees and licenses	887,000	1,108,000
Selling, general and administrative expense	3,192,000	3,841,000
Research and development	1,111,000	1,701,000
Total operating expenses	6,580,000	8,328,000
Operating loss	(2,250,000)	(2,996,000)
Other (expense) income:
Interest expense	(465,000)	(248,000)
Valuation adjustments	(24,000)	364,000
Other	—	32,000
Loss before income taxes	(2,739,000)	(2,848,000)
Income tax expense	—	(53,000)
Net loss	$(2,739,000)	$(2,901,000)
Basic and Diluted Earnings Per Share:
Net loss per common share – basic and diluted	$(0.05)	$(0.05)
Weighted average number of common shares – basic and diluted	58,224,090	55,970,880

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

			Additional		Total
	Common stock	Common stock	paid in	Accumulated	stockholders’
	(Shares)	(Amount)	capital	deficit	equity

Balance at January 31, 2024	58,945,498	$590,000	$133,923,000	$(115,699,000)	$18,814,000
Restricted stock issued	1,215,000	11,000	(11,000)	—	—
Restricted stock forfeited	(48,350)	—	—	—	—
Surrender of shares	(139,105)	(1,000)	(66,000)	—	(67,000)
Share-based compensation	—	—	529,000	—	529,000
Issuance of common stock	1,852,544	17,000	753,000	—	770,000
Offering expenses	—	—	(4,000)	—	(4,000)
Net loss	—	—	—	(2,739,000)	(2,739,000)
Balance at April 30, 2024	61,825,587	$617,000	$135,124,000	$(118,438,000)	$17,303,000

			Additional		Total
	Common stock	Common stock	paid in	Accumulated	stockholders’
	(Shares)	(Amount)	capital	deficit	equity

Balance at January 31, 2023	57,567,210	$576,000	$131,973,000	$(97,038,000)	$35,511,000
Restricted stock issued	1,185,927	12,000	(12,000)	—	—
Restricted stock forfeited	(28,400)	(1,000)	1,000	—	—
Surrender of shares	(88,326)	(1,000)	(178,000)	—	(179,000)
Share-based compensation	—	—	595,000	—	595,000
Adoption of ASU 2016-13	—	—	—	36,000	36,000
Net loss	—	—	—	(2,901,000)	(2,901,000)
Balance at April 30, 2023	58,636,411	$586,000	$132,379,000	$(99,903,000)	$33,062,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

	Three Months Ended April 30,
	2024	2023
Net loss	$(2,739,000)	$(2,901,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,120,000	1,059,000
Accrued interest expense – notes payable	152,000	—
Valuation adjustments	24,000	(364,000)
Benefit for deferred income taxes	—	39,000
Share-based compensation expense	499,000	572,000
Changes in assets and liabilities:
Accounts and contract receivables	17,000	3,900,000
Other assets	(100,000)	(15,000)
Accounts payable	(161,000)	(327,000)
Accrued expenses and other liabilities	(262,000)	(795,000)
Deferred revenue	251,000	(1,042,000)
Net cash used in operating activities	(1,199,000)	126,000
Cash flows from investing activities:
Purchases of property and equipment	—	(29,000)
Capitalization of software development costs	(232,000)	(404,000)
Net cash used in investing activities	(232,000)	(433,000)
Cash flows from financing activities:
Repayment of bank term loan	(250,000)	(125,000)
Repayment of line of credit	(1,500,000)	—
Proceeds from issuance of common stock	100,000	—
Proceeds from notes payable	4,400,000	—
Payments of acquisition earnout liabilities	(447,000)	—
Payments for deferred financing costs	(16,000)	—
Payments related to settlement of employee share-based awards	(67,000)	(179,000)
Net cash (used in) provided by financing activities	2,220,000	(304,000)
Net (decrease) increase in cash and cash equivalents	789,000	(611,000)
Cash and cash equivalents at beginning of period	3,190,000	6,598,000
Cash and cash equivalents at end of period	$3,979,000	$5,987,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2024

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

The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The condensed consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and each of its wholly-owned subsidiaries. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent annual report on Form 10-K. Operating results for the three months ended April 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2025.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the Annual Report on Form 10-K for fiscal year 2023. Users of financial information for interim periods are encouraged to refer to the notes to the consolidated financial statements contained in the Annual Report on Form 10-K when reviewing interim financial results.

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

Reclassification

Certain amounts for the three months ended April 30, 2023, were reclassified to conform to the current period classification. For the three months ended April 30, 2023, the Company incurred acquisition-related costs totaling $35,000, consisting primarily of professional service fees. The aforementioned acquisition-related costs for the three months ended April 30, 2023, were previously presented in a separate, single caption and are now included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations, which is consistent with the presentation for the current period.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The acquisition earnout liability transferred out of Level 3 as of three months ended April 30, 2024.

The table below provides information on the fair value of our liabilities:

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At January 31, 2024
Acquisition earnout liability (1)	$1,794,000	$—	$—	$1,794,000
At April 30, 2024
Warrants - common stock (2)	$746,000	$—	$746,000	$—

(1)

On March 27, 2024, the Company issued the shares of its common stock owed as part of the acquisition earnout liability related to the acquisition of Avelead Consulting, LLC (“Avelead”). The remaining obligation related to the acquisition earnout liability is to be settled in cash (refer to Note 3 – Business Combinations for more information). At that time, the acquisition earnout liability no longer qualified as a Level 3 fair value calculation and was removed from the hierarchy. As of that date, the Company recorded a valuation adjustment of $159,000 using the value of the shares issued adjusted for a discount for lack of marketability. As of April 30, 2024, the acquisition earnout liability no longer qualified as a Level 3 fair value calculation and was transferred out. See the table below for the roll-forward of values including the amount transitioned out of Level 3.

(2)

The fair value of the common stock warrants issued in connection with the Company’s equity raises in February 2024 is established as of the date of issuance and updated as of April 30, 2024. The change in the fair value of the common stock warrants decreased by $135,000 from its initial measurement date on February 7, 2024 through April 30, 2024. The change in the fair value is recognized in “valuation adjustments” in the accompanying condensed consolidated statement of operations.

The estimated fair value of the warrant liability is calculated using a Black-Scholes pricing model. The model input uses the warrant strike pries of $0.38 and $0.39, market prices on the measurement dates ($0.34 as of February 7, 2024 and $0.30 as of April 30, 2024) plus assumptions for expected term, expected volatility and risk-free interest rate impact the fair value estimate. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical data (such as, volatility factor and expected term). The warrants carry a term of 48 months and the Company assumes they are held until expiration. The risk-free rate was determined from the U.S. Treasury published daily treasury yields corresponding with the remaining expected term which ranged between 4% - 5%. The Company’s common stock volatility was estimated between 91% - 92% utilizing its historical average closing price for preceding trading days equal to expected term remaining. Fluctuations in the risk-free rate of interest or the Company’s stock price could have a material impact on reported expenses.

The table below provides the Level 3 roll-forward on the fair value of our acquisition earnout liability for the three months ended April 30, 2024:

3 months ended
04/30/2024
Beginning balance	$1,794,000
Settlement – common stock	(690,000)
Settlement – cash	(447,000)
Unrealized loss	159,000
Transfer out	(817,000)
Ending balance	$—
Amount of unrealized loss for the period included in income relating to the acquisition earnout liability at the end of the period	$(159,000)

The value of the Company’s acquisition earnout liability at April 30, 2024 represents the remaining cash obligation of $817,000. The Company reached an agreement with the former owners of Avelead to settle the cash obligation by making periodic payments through October 31, 2024.

The fair value of the Company’s term loan and outstanding balance of the revolving line of credit under its Second Amended and Restated Loan and Security Agreement (as amended and modified, the “Second Amended and Restated Loan Agreement”) was determined through an analysis of the interest rate spread from the date of closing the loan ( August 2021) to the date of the most recent balance sheets, April 30, 2024 and January 31, 2024. The term loan bears interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The prime rate is variable and, thus accommodates changes in the market interest rate. However, the interest rate spread (the 1.5% added to the Prime Rate) is fixed. We estimated the impact of the changes in the interest rate spread by analogizing the effect of the change in the published “Corporate Bond Rates,” reduced for any changes in the market interest rate. This provided us with an estimated change to the interest rate spread of approximately 0.5% from (i) the date we entered the Second Amended and Restated Loan Agreement for the term loan or (ii) the date of each draw on the revolving line of credit to the end of the fiscal third quarter, October 31, 2023, and end of the fiscal year, January 31, 2024. The fair value of the debt as of April 30, 2024 and January 31, 2024 was estimated to be $8,560,000 and $8,807,000, respectively, or a discount to book value of $190,000 and $193,000, respectively.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Three Months Ended
	April 30, 2024	April 30, 2023
Over time revenue	$4,195,000	$5,258,000
Point in time revenue	135,000	74,000
Total revenue	$4,330,000	$5,332,000

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

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenue includes payments received in advance of performance under the contract. The Company’s contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. During the three months ended April 30, 2024, the Company recognized approximately $2,831,000 in revenue from deferred revenues outstanding as of January 31, 2024. Revenue allocated to remaining performance obligations was $29,143,000 as of April 30, 2024, of which the Company expects to recognize approximately 45% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

The Company defers the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the period of expected benefit which is the contractual term. As of April 30, 2024 and January 31, 2024, the Company had deferred costs of $65,000 and $77,000, respectively, net of accumulated amortization of $123,000 and $102,000, respectively. Amortization expense of these costs was $20,000 and $18,000 for the three months ended April 30, 2024 and 2023, respectively, and is included in cost of SaaS in the condensed consolidated statements of operations.

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

As of April 30, 2024 and January 31, 2024, deferred commission costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totaled $1,321,000 and $1,461,000, respectively. Amortization expense associated with deferred sales commissions, which is included in selling, general and administrative expense in the condensed consolidated statements of operations, was $140,000 and $129,000 for the three months ended April 30, 2024 and 2023, respectively.

Allowance for Credit Losses

The Company estimates current expected credit losses based on historical credit loss rates and applied an increase to account for future economic conditions. The changes in the Company’s allowance for credit losses is as follows:

	January 31, 2024	CECL Adoption	Provision adjustments	Write-offs & Recoveries	April 30, 2024
Allowance for credit losses	$86,000	$—	$—	$31,000	$117,000

	January 31, 2023	CECL Adoption	Provision adjustments	Write-offs & Recoveries	April 30, 2023
Allowance for credit losses	$132,000	$(36,000)	$—	$—	$96,000

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period, and forfeitures are recognized as incurred. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the entity had paid cash for the goods or services. The Company incurred total compensation expense related to share-based awards for the three months ended April 30, 2024 and 2023, of $499,000 and $572,000 respectively, net of $30,000 and $23,000 of capitalized non-employee stock compensation, respectively.

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

The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market closing price per share on the grant date. For the three months ended April 30, 2024 and 2023, the Company issued 1,015,000 and 1,085,000 shares of restricted common stock to employees, respectively. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically over a three-year period. For the three months ended April 30, 2024, the Company issued 200,000 shares of restricted common stock to certain members of the Board of Directors. There were no shares issued to the Board of Directors in the three months ended  April 30, 2023.

Warrants

The Company reviews the specific terms for its warrants and applies the authoritative FASB guidance under ASC topics 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”) to account for the warrants as either equity-classified or liability-classified instruments. This review identifies if the warrants are freestanding financial instruments under ASC 480, should be defined as a liability under ASC 480, and whether the warrants meet all requirements of ASC 815 to be classified as equity, including whether the warrants are indexed to the Company’s own common stock, if there are conditions where warrant holders could potentially require “net cash settlement” in a circumstance that would be outside of the Company’s control, among other conditions for equity classification. This assessment requires the use of professional judgment and is conducted at the time of warrant issuance plus as of each subsequent quarterly period end date while the warrants are outstanding.

For the issued or modified warrants that qualify for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated Statements of Operations as "valuation adjustments." The fair value of the warrants is estimated using a Black-Scholes pricing model.

The Company issued warrants to purchase shares of common stock as part of the Securities Purchase Agreement. Based on the previously noted guidance, the Company determined that warrants issued in with the Securities Purchase Agreement should be recorded and accounted for as a liability as of April 30, 2024. The Company reports the fair value of the liability as non-current liabilities under the heading "Warrants – common stock" on the condensed consolidated Balance Sheet. The Company recorded an opening warrant liability of $881,000 as of February 7, 2024, with a subsequent $135,000 gain recorded under "Valuation adjustments" on the condensed consolidated Statement of Operations as of April 30, 2024. The Company will reassess this classification and re-measure at each balance sheet date, as necessary.

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

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. The Company believes it has appropriately accounted for any uncertain tax positions as of April 30, 2024.

Net Loss Per Common Share

The Company presents basic and diluted earnings per share (“EPS”) data for the Company’s common stock.

The Company’s warrants, unvested restricted stock awards, and options are considered non-participating securities because holders are not entitled to non-forfeitable rights to dividends or dividend equivalents during the vesting term or while unexercised. Diluted EPS for the Company’s common stock is computed using the treasury stock method.

The following is the calculation of the basic and diluted net loss per share of common stock for the three months ended April 30, 2024 and 2023:

	Three Months Ended
	April 30, 2024	April 30, 2023
Basic and diluted loss per share:
Net loss	$(2,739,000)	$(2,901,000)
Basic and diluted net loss per share of common stock	$(0.05)	$(0.05)
Weighted average shares outstanding – basic and diluted (1)(2)	58,224,090	55,970,880

(1)

Includes the effect of vested and excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of April 30, 2024 and 2023, there were 2,687,471 and 2,655,831 unvested restricted shares of common stock outstanding, respectively.

(2)

Diluted net loss per share excludes the effect of shares that are anti-dilutive. For the three months ended April 30, 2024, diluted earnings per share excludes 66,000 outstanding stock options, 2,687,471 unvested restricted shares of common stock, and 4,016,025 shares of common stock issuable through the exercise of warrants. For the three months ended April 30, 2023, diluted earnings per share excludes 628,958 outstanding stock options and 2,655,831 unvested restricted shares of common stock.

Restructuring

On October 16, 2023, the Company announced it was executing a strategic restructuring (the "Strategic Restructuring") designed to reduce expenses while maintaining the Company’s ability to expand its SaaS business. The Strategic Restructuring initiatives included a reduction in force, resulting in the termination of 26 employees, or approximately 24% of the Company’s workforce. To execute the Strategic Restructuring, the Company incurred one-time restructuring costs associated with the workforce reduction of $759,000, and the Company has recognized all expenses associated with the Strategic Restructuring as of the end of fiscal 2023. The costs pertain to severance and other employee termination-related costs and various professional fees the Company required to assist with execution of the Strategic Restructuring. For the period ended April 30, 2023, there were no costs incurred or accrued related to the strategic restructuring. The following is a reconciliation of the Strategic Restructuring liability reflected on the Company’s condensed consolidated balance sheet under “accrued expenses.”

	(in thousands)
					As of April 30, 2024
	Accrued Balance as of	2024	2024	Accrued Balance as of	Total Costs	Total
	January 31, 2024	Expenses to Date	Cash Payments	April 30, 2024	Incurred to Date	Expected Costs
Severance expense
Cost of sales	$—	$—	$—	$—	$154	$154
Selling, general, and administrative	74	—	(65)	9	350	350
Research and development	—	—	—	—	227	227
Total severance expense	$74	$—	$(65)	$9	$731	$731
Professional fees	—	—	—	—	28	28
Total	$74	$—	$(65)	$9	$759	$759

Non-Cash Items

For the three months ended April 30, 2024 and 2023, the Company recorded a change in capitalized software purchased with stock, totaling $30,000 and $23,000, respectively, as non-cash items as it relates to non-cash investing activities in the condensed consolidated statements of cash flow.

For the three months ended April 30, 2024, the Company settled the second earnout with the issuance of common shares in the amount of $690,000, issued warrants in the amount of $881,000 as debt discounts, deferred financing costs for the Notes (refer to Note 5 – Debt) in the amount of $167,000 which are accrued as of April 30, 2024, and professional fees for the Common Stock Private Placement (refer to Note 7 – Equity) in the amount of $4,000, respectively, as non-cash items as it relates to non-cash financing activities in the condensed consolidated statements of cash flows. The Company did not have any non-cash financing activities in the three months ended April 30, 2023.

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

As of January 31, 2024, the estimated aggregate value of the second year earnout consideration was $1,794,000. On March 27, 2024, the Company issued 1,589,386 unregistered securities in the form of restricted common stock, par value $0.01 per share, with respect to the second year earnout consideration. As of April 30, 2024, the Company had made cash payments of $447,000 related to the second year earnout consideration with periodic payments to be made through October 31, 2024. The remaining cash liability is reflected on the Company’s condensed consolidated balance sheet as “acquisition earnout liability” and totaled $817,000 as of April 30, 2024.

NOTE 4 — OPERATING LEASES

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Since our lease arrangements do not provide an implicit rate, we use our incremental borrowing rate for the expected remaining lease term at commencement date for new and existing leases in determining the present value of future lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has moved to a virtual office model and does not have a physical office space. Membership agreements and daily space rentals are leveraged by the Company when groups need to meet in person with the costs expensed as incurred. For the three months ended April 30, 2024 and 2023, the Company recorded $7,000 and $4,000, respectively, related to such office space rentals.

Alpharetta Office Lease

On October 1, 2021, the Company entered into an agreement with a third-party to sublease its office space in Alpharetta, Georgia. The sublease term was for 18 months, which coincided with the Company’s underlying lease (see below). The Company received $292,000 from the sublessee over the term of the sublease. The sublease did not relieve the Company of its original obligation under the lease, and therefore the Company did not adjust the operating lease right-of-use asset and related liability. The sublease terminated on March 31, 2023. For the three months ended April 30, 2024 and 2023, the Company recorded $0 and $32,000, respectively, as other income related to the sublease.

The Company entered into a lease for office space in Alpharetta, Georgia, on March 1, 2020. The lease terminated on March 31, 2023. At inception, the Company recorded a right-of use asset of $540,000, and related current and long-term operating lease obligation in the accompanying consolidated balance sheet. The Company used a discount rate of 6.5% to determine the lease liability. For the three months ended April 30, 2024 and 2023, the Company had lease operating costs of approximately $0 and $32,000, respectively.

Suwanee Office Lease

Upon acquiring Avelead on August 16, 2021 (refer to Note 3 – Business Combination), the Company assumed an operating lease agreement for the corporate office space of Avelead. The lessor is an entity controlled by one of the Sellers and that Seller is a former employee of the Company. The initial 36-month term lease commenced March 1, 2019, and expired on February 28, 2022. The Company previously renewed the lease for an additional 12-month term which expired February 28, 2023, and was not renewed. For the three months ended April 30, 2024 and 2023, the Company recorded rent expense of $0 and $6,000, respectively.

NOTE 5 — DEBT

Outstanding principal balances consisted of the following at April 30, 2024:

	April 30, 2024	January 31, 2024
Term loan	$8,750,000	$9,000,000
Financing cost payable	150,000	135,000
Less: Deferred financing cost	(61,000)	(69,000)
Total	8,839,000	9,066,000
Less: Current portion of term loan	(1,750,000)	(1,500,000)
Non-current portion of term loan	$7,089,000	$7,566,000

	April 30, 2024	January 31, 2024
Notes payable	$4,552,000	$—
Less: Discount on notes payable	(796,000)	—
Less: Deferred financing costs	(169,000)	—
Total	3,587,000	—
Less: Current portion of notes payable	—	—
Non-current portion of notes payable	$3,587,000	$—

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

Under the Second Amended and Restated Loan Agreement, the Company has a term loan facility with an initial maximum principal amount of $10,000,000. Amounts outstanding under the Second Amended and Restated Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The Second Amended and Restated Loan Agreement has a five-year term, and the maximum principal amount was advanced in a single-cash advance on or about the original closing date ( August 2021). Interest is due monthly, and the Company shall make monthly interest-only payments through the one-year anniversary of the original closing date. Under the Second Amended and Restated Loan Agreement, principal repayments are required of $500,000 in the second year, $1,000,000 in the third year, $2,000,000 in the fourth year, and $3,000,000 in the fifth year with the remaining outstanding principal balance and all accrued but unpaid interest due in full on the maturity date. The Second Amended and Restated Loan Agreement may also require early repayments if certain conditions are met.

The Company executed a Third Modification and Waiver to Second Amended and Restated Loan Agreement (the “Third Modification”) and a Fourth Modification to Second Amended and Restated Loan Agreement (the “Fourth Modification”) on February 7, 2024 and April 5, 2024, respectively (collectively, the “Third and Fourth Modifications”). The Third and Fourth Modifications reestablished the customary financial covenants for the Second Amended and Restated Loan Agreement as follows:

●

Minimum Adjusted EBITDA. Commencing with the quarter ending January 31, 2024, the Company shall maintain Adjusted EBITDA, measured on a quarterly basis as of the last day of each fiscal quarter, in an amount not less than the amounts (or, in the case of amounts set forth in parentheses, no worse than the amounts) set forth under the heading “Minimum Adjusted EBITDA” as of, and for each of the dates appearing adjacent to such “Minimum Adjusted EBITDA.”

Minimum
Quarter Ending	Adjusted EBITDA
January 31, 2024	$(5,750,000)
April 30, 2024	(4,560,000)
July 31, 2024	(2,960,000)
October 31, 2024	(1,500,000)
January 31, 2025	430,000

●

Maximum ARR Net Leverage Ratio. The Company's ARR Net Leverage Ratio, measured on a quarterly basis as of the last day of each fiscal quarter, shall not be greater than the amount set forth under the heading “Maximum ARR Net Leverage Ratio” as of, and for each of the dates appearing adjacent to such “Maximum ARR Net Leverage Ratio.”

	Maximum
	ARR Net Leverage
Quarter Ending	Ratio
April 30, 2024	0.50	to	1.00
July 31, 2024	0.45	to	1.00
October 31, 2024	0.40	to	1.00
January 31, 2025	0.35	to	1.00

●

Maximum Debt to Adjusted EBITDA Ratio. Commencing with the quarter ending April 30, 2025, the Company's Maximum Debt to Adjusted EBITDA Ratio, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended, shall not be greater than the amount set forth under the heading “Maximum Debt to Adjusted EBITDA Ratio” as of, and for each of the dates appearing adjacent to such “Maximum Debt to Adjusted EBITDA Ratio.”

	Maximum
	Debt to Adjusted
	EBITDA
Quarter Ending	Ratio
April 30, 2025	3.50	to	1.00
July 31, 2025	3.00	to	1.00
October 31, 2025	2.50	to	1.00
January 31, 2026 and on the last day of each quarter thereafter	2.00	to	1.00

●

Fixed Charge Coverage Ratio. Commencing with the quarter ending April 30, 2025, the Company shall maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended.

The Second Amended and Restated Loan Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements. Substantially all the assets of the Company are collateralized by the Second Amended and Restated Loan Agreement. As of   April 30, 2024, the Company was in compliance with the Second Amended and Restated Loan Agreement covenants.

The Company records costs related to the maintenance of the Second Amended and Restated Loan Agreement as deferred financing costs, net of the term loan. These deferred financing costs are being amortized over the remaining term of the loan. The Company has incurred $250,000 in financing costs which become payable at the earlier of the term date of the loan, or pre-payment. These costs are being accreted, through interest expense, to the full value of the $250,000 over the remaining term of the loan.

Debt Private Placement

On February 1, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors, including certain directors and officers of the Company (collectively, the “Investors”), pursuant to which the Company agreed to sell to the Investors unsecured subordinated promissory notes (the “Notes”) in the aggregate principal amount of $4.4 million and warrants (the “Warrants”) to purchase up to an aggregate of 4,016,025 shares of the Company’s common stock (the “Common Stock”) in a private placement (the “Debt Private Placement”). The closing of the Debt Private Placement occurred on February 7, 2024 (the “Closing Date”).

Notes Payable

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

The Notes also include customary negative covenants, subject to exceptions, which limit dispositions of assets and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default.

The rights of each Investor to receive payments under the Notes are subordinate to the rights of Western Alliance Bank (“WAB”), pursuant to a subordination agreement which the Investors entered into with WAB concurrently with the Debt Private Placement.

The Company allocated the original total proceeds at inception from the Debt Private Placement and Common Stock Private Placement (refer to Note 7 – Equity) across the securities issued in connection with the offerings. The Company has recorded the Notes at a relevant residual fair value of $3,538,000, consisting of the $4,400,000 face value of the notes and $862,000 discount. The Company allocated $183,000 in issuance costs. The discount is being accreted and the financing costs amortized as interest expense over the term of the Notes.

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

The Notes and the Warrants described above were offered in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated thereunder and, along with the Common Stock underlying the Warrants, were "restricted securities" under the Securities Act or applicable state securities laws. Accordingly, the Notes, the Warrants and the Common Stock underlying the Warrants may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements and in accordance with applicable state securities laws. The securities were offered and sold to “accredited investors” as that term is defined in Rule 501(a) under the Securities Act.

The Warrants contain a registration rights provision for the Company to provide the Warrant holder with registered Common Stock upon their exercise of a Warrant. If the Company is not able to deliver registered Common Stock for exercised Warrants that results in the Warrant holder acquiring registered Common Stock, then the Warrant holder has the discretion to request the Company remit cash compensation up to the corresponding purchase price. Accordingly, the Company determined the feature required liability accounting treatment. On May 7, 2024, the Company filed a Registration Statement on Form S-3 (Registration No. 333-279190), as amended by that certain Pre-Effective Amendment No. 1 to Form S-3 filed on May 24, 2024, for purpose of registering for resale 4,016,025 shares of common stock underlying the Warrants. The Registration Statement was declared effective by the SEC on June 10, 2024.

The Company allocated the total proceeds from the Debt Private Placement and Common Stock Private Placement (refer to Note 7 – Equity) across the securities issued in connection with offerings. The Company recorded an initial liability of $881,000 for the Warrants at fair value using a Black-Scholes model. For the three-month period ended April 30, 2024, the Company immediately recognized $46,000 in issuance costs as expense related to the agreements for the Warrants.

NOTE 6 — INCOME TAXES

Income tax was $0 for the three months ended April 30, 2024, compared to an expense of $53,000 in the prior year comparable period. The effective income tax rate on continuing operations of approximately 0% differs from our combined federal and state statutory rate of 24% primarily due to the full valuation allowance the Company currently maintains on its net deferred tax asset.

The Company has recorded $346,000 and $340,000 in reserves for uncertain tax positions as of April 30, 2024 and January 31, 2024, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through January 31, 2019. All material state and local income tax matters have been concluded for years through January 31, 2018. The Company is no longer subject to IRS examination for periods prior to the tax year ended January 31, 2019; however, carryforward losses that were generated prior to the tax year ended January 31, 2019, may still be adjusted by the IRS if they are used in a future period.

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

The Company allocated the total proceeds of the Common Stock Private Placement across the underlying components. As a result, $77,000 of net proceeds, comprised of $81,000 of the proceeds less $4,000 of issuance costs, was recorded for the Common Stock Private Placement as equity in the three-month period ended April 30, 2024.

Registration of Shares Issued to 180 Consulting

On June 28, 2023, the Company filed a Registration Statement on Form S-3 (Registration No. 333-272993) for purpose of registering for resale 394,127 shares of common stock issued to 180 Consulting, LLC (“180 Consulting”). The Registration Statement was declared effective by the SEC on July 10, 2023.

On May 7, 2024, the Company filed a Registration Statement on Form S-3 (Registration No. 333-279190), as amended by that certain Pre-Effective Amendment No. 1 to Form S-3 filed on May 24, 2024, for purpose of registering for resale 564,707 shares of common stock issued to 180 Consulting. The Registration Statement was declared effective by the SEC on June 10, 2024.

Authorized Shares Increase

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Consulting Agreement with 180 Consulting, LLC

On March 19, 2020, the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, pursuant to which 180 Consulting has provided and will continue to provide a variety of consulting services in support of eValuator products including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, through separate executed statements of work (“SOWs”). On September 20, 2021, the Company entered into a separate MSA in support of Avelead products. As of December 2023, all outstanding SOWs under both MSAs were effectively replaced by two new SOWs. As of April 30, 2024, there were three active SOWs under the eValuator MSA. One of the active SOWs includes the ability to earn stock at a conversion rate to be calculated 20 days after the execution of the related SOW. The MSA includes a termination clause upon a 90-day written notice. While no related party has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to the Company under the MSA and the SOWs may share workspace and administrative costs with 121G Consulting, LLC (“121G”). Mr. Green is a “member” of 121G, and, accordingly, has a financial interest in that entity. 180 Consulting earned 418,653 and 127,099 shares for the three months ended April 30, 2024 and 2023, respectively, and has earned an aggregate of 1,898,560 shares of the Company’s common stock through April 30, 2024. For services rendered by 180 Consulting during the three months ended April 30, 2024 and 2023, the Company incurred fees of $539,000 and $953,000, respectively, and capitalized non-employee stock compensation of $30,000 and $23,000, respectively. The Company paid fees of $376,000 and $452,000 for services rendered by 180 Consulting during the three months ended April 30, 2024 and 2023, respectively.

Inclusive of the MSA executed with 180 Consulting are SOWs that provide for the Company to sublicense software through 180 Consulting that is owned by 121G. This is a services agreement for access to software that assists the Company in implementing and integrating with our clients’ technology. The license agreement is designed such that there is no material financial benefit that accrues to 121G. 180 Consulting licenses the software from 121G at cost. The Company paid approximately $141,000 and $117,000 for the SOWs that include the sublicense agreement for the three months ended April 30, 2024 and 2023, respectively, which are included in the aforementioned totals above.

NOTE 9 - RELATED PARTY TRANSACTIONS

Avelead Office Lease

The Company acquired Avelead on August 16, 2021. Accordingly, the Company assumed a lease for corporate office space from one of the selling shareholders of Avelead who was employed by the company through August 2023. This lease term ended February 2023. For the three months ended April 30, 2024 and 2023, the Company recorded rent expense of $0 and $6,000, respectively. Refer to Note 3 – Business Combination for additional information.

Debt Private Placement

On February 1, 2024, the Company entered into a securities purchase agreement with certain accredited investors, including certain directors and officers of the Company (collectively, the “Investors”), pursuant to which the Company agreed to sell to the Investors unsecured subordinated promissory notes in the aggregate principal amount of $4.4 million and warrants to purchase up to an aggregate of 4,016,025 shares of the Company’s common stock in a private placement (the “Debt Private Placement”). The closing of the Debt Private Placement occurred on February 7, 2024. Refer to Note 5 – Debt for additional information. The following related parties participated in the Debt Private Placement:

Name of Investor	Investment Amount	Warrants Granted
121G, LLC (1)	$1,000,000	897,436
Matthew Etheridge (2)	1,000,000	921,053
Jonathan R. Phillips (3)	50,000	44,872
The Ferayorni Family Trust (4)	500,000	448,718

(1) The securities held in the account of 121G, LLC (“121G”) may be deemed to be beneficially owned by Wyche “Tee” Green, III, the managing member of 121G. Mr. Green serves as Executive Chairman of the Company and is a member of the Company’s Board of Directors.

(2) Mr. Etheridge became a member of the Company’s Board of Directors subsequent to the closing of the Debt Private Placement.
(3) Mr. Phillips is a member of the Company’s Board of Directors.
(4) The securities held in the account of The Ferayorni Family Trust may be deemed to be beneficially owned by Justin J. Ferayorni as co-trustee of The Ferayorni Family Trust. Mr. Ferayorni is a member of the Company’s board of directors.

Common Stock Private Placement

On February 6, 2024, the Company completed the sale of 263,158 shares of the Company’s common stock to Matthew Etheridge at a purchase price of $0.38 per share for an aggregate purchase price of $100,000. Mr. Etheridge became a director of the Company subsequent to the closing of the Debt Private Placement.

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

Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 and in our subsequent filings with the SEC, and include among others, the following:

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

Overview

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

On October 16, 2023, the Company announced it was executing a Strategic Restructuring designed to reduce expenses while maintaining the Company’s ability to expand its SaaS business. The Strategic Restructuring initiatives included a reduction in force, resulting in the termination of 26 employees, or approximately 24% of the Company’s workforce. To execute the Strategic Restructuring, the Company recorded $759,000 of expenses in the three months ending January 31, 2024, which consisted of approximately $731,000 in severance and other employee termination-related expenses and approximately $28,000 in incurred legal fees. As of April 30, 2024, the Company has recorded all expenses related to the Strategic Restructuring with $9,000 of severance payouts payable. The Company expects to realize approximately $5,800,000 in annualized cost savings as a result of the Strategic Restructuring.

Results of Operations

Revenues

	Three Months Ended
($ in thousands):	April 30, 2024	April 30, 2023	Change	% Change

Software as a service	$2,723	$3,175	$(452)	(14)%
Maintenance and support	$890	1,157	(267)	(23)%
Professional fees and licenses	$717	1,000	(283)	(28)%
Total Revenues	$4,330	$5,332	$(1,002)	(19)%

Software as a Service (SaaS) — Revenue from SaaS for the three months ended April 30, 2024 decreased by $452,000 compared to the same period in the prior year. A previously announced client non-renewal contributed to a decrease of $944,000 for the three months ended April 30, 2024, compared to the corresponding three-month period ended April 30, 2023. New clients on the Company’s eValuator and RevID products provided an offset to the negative impact of the client non-renewal. The Company expects sequential growth in each quarter of fiscal 2024 as the Company replenishes the lost revenue related to the non-renewal of the client contract.

The Company had approximately $3.9 million of annualized contract value of SaaS contracts to be implemented as of April 30, 2024. The Company is seeing improvements in the contract-to-implementation timelines compared to the prior year. The industry had been impacted by hospital personnel shortages and a backlog of hospital IT projects. Despite this positive trend, the Company remains uncertain how long the broader industry challenges will continue to affect our implementation schedules.

Maintenance and support — For the three months ended April 30, 2024, revenue from maintenance and support decreased by $267,000 compared to the same period in the prior year. As the Company continues to prioritize SaaS products, we anticipate the maintenance and support revenue will decline in fiscal 2024 attributed to expected contract non-renewals, and limited new sales.

Professional fees and licenses — Revenues from professional fees and licenses include proprietary software, term license, professional services and audit and coding services revenue. Total professional fees and license revenues for the three months ended April 30, 2024, decreased by $283,000 compared to the same period in the prior year. The Company has primarily shifted the business from perpetual software licenses to a SaaS model. Software license sales come solely from our channel partners; therefore, the periodic amounts are less predictable and consistent than recurring revenues.

For the three months ended April 30, 2024, revenue from professional services decreased by $153,000 compared to the same period in the prior year. Professional services for a subset of the Company's solutions, are recognized as the services are performed. The Company expects professional services revenue to fluctuate based on the timing and combination of products currently being implemented. The Company saw an increase in license revenue of $61,000 in the first fiscal quarter of 2024 compared to the same period in the prior year. The Company is primarily focused on growth of its SaaS products, and, accordingly, is not expecting growth in license revenue for the remainder of the fiscal year.

For the three-month period ended April 30, 2024, revenue from audit services decreased by $190,000 compared to the prior year period. The decrease was driven primarily by three client terminations. Certain existing clients shifted their demand for audit services which resulted in an increase of audit services revenue of $22,000 for the three-month period ending April 30, 2024, compared to the prior year period. The Company believes demand for its onshore, technically proficient coders and auditors in the marketplace is strong and that it has a competitive edge in providing audit and coding services as an offering with the eValuator solution as a technology-enabled service. To support the shifting demand among clients, the Company anticipates the audit and coding services to remain relatively flat throughout fiscal year 2024.

Cost of Sales

	Three Months Ended
(in thousands):	April 30, 2024	April 30, 2023	Change	% Change
Cost of software as a service	$1,348	$1,589	$(241)	(15)%
Cost of maintenance and support	42	89	(47)	(53)%
Cost of professional fees and licenses	887	1,108	(221)	(20)%
Total cost of sales	$2,277	$2,786	$(509)	(18)%

Cost of software as a service (SaaS) – The cost of SaaS consists of expenses associated with (i) amortization of capitalized software, (ii) royalties payable to third-parties for use of their coding related content, and (iii) personnel and network infrastructure required to deploy and support applications for each client. For the three months ended April 30, 2024, the cost of SaaS solutions decreased $241,000 compared to the prior year period. The decrease is driven by lower infrastructure costs of $124,000 and lower contract and personnel costs of $180,000 offset by an increase in third-party related royalties of $63,000, and amortization of capitalized software remained relatively unchanged. Certain expenses included in our cost of SaaS are tied to volumes. These expenses include coding tools supporting eValuator and a third-party system that translates data from the hospital system to the Company’s systems. The Company expects these costs of SaaS solutions to increase as revenue increases.

For the three months ended April 30, 2024, and 2023, the cost of SaaS solutions includes non-cash charges of $545,000 and $554,000, respectively, related to the amortization of capitalized software. The Company expects margins related to SaaS solutions to increase in the future for clients currently in the process of implementation. Certain costs included in cost of SaaS, such as labor and third-party content providers, negatively impact gross margin before a client is fully implemented and revenue is recognized.

Cost of maintenance and support – The cost of maintenance and support includes compensation and benefits for client support personnel required to provide product support for clients on our CDI and Abstracting software licenses. This cost decreased by $47,000 for the three months ended April 30, 2024, compared to the prior year period.

Cost of professional fees and licenses – The cost of professional fees and licenses includes the cost of software licenses, the cost of professional services and the cost of audit and coding services. The aggregate cost of professional fees and licenses decreased for the three months ended April 30, 2024, by $221,000 compared to the prior year period.

The cost of professional fees includes compensation and benefits for personnel and related expenses. For the three months ended April 30, 2024, professional services costs decreased by approximately $69,000 compared to the prior year period. This decrease was driven by a reduction in staff resulting in lower personnel and third-party contractor costs. The costs of professional fees are expected to remain relatively flat throughout fiscal year 2024.

The cost of audit services includes compensation and benefits for internal audit services personnel, and related expenses. The costs for the three months ended April 30, 2024, decreased by approximately $162,000 compared to the prior year period. The reduction of personnel and related expenses is a response to matching the shifting demand for the Company's audit services.

The cost of software licenses for the three months ended April 30, 2024 increased by $10,000 compared to the same prior year period due to the amortization of development costs related to the Company’s coding/CDI product. The Company expects the remaining capitalized Coding and CDI software license costs to be fully amortized by the end of fiscal 2024.

Selling, General and Administrative Expense

	Three Months Ended
($ in thousands):	April 30, 2024	April 30, 2023	Change	% Change
General and administrative expenses	$2,246	$2,619	$(373)	(14)%
Sales and marketing expenses	946	1,222	(276)	(23)%
Total selling, general, and administrative expense	$3,192	$3,841	$(649)	(17)%

General and administrative expenses comprise various costs including compensation and associated benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenditures, amortization of intangible assets, and occupancy costs. For the three months ended April 30, 2024, the decrease in general and administrative expenses of $373,000 was driven primarily by a decrease in compensation and related benefits of $412,000. The Company saw an increase in director fees and audit financial fees, offset by office rent and amortization in the three months ended April 30, 2024, compared to the prior year period. Overall, despite some increases in specific areas, the Company is successfully implementing cost saving initiatives to its general and administrative expenses for the three months ended April 30, 2024.

Sales and marketing expenses primarily encompass compensation, associated benefits, travel and entertainment costs for our sales and marketing personnel. Additionally, sales and marketing expenses include costs from third parties related to advertising, marketing and trade show attendance. For the three months ended April 30, 2024, sales and marketing expenses decreased by $276,000 compared to the prior year period.

Research and Development

	Three Months Ended
($ in thousands):	April 30, 2024	April 30, 2023	Change	% Change
Research and development expenses	$1,111	$1,701	$(590)	(35)%
Capitalized research and development cost	247	404	(157)	(39)%

Research and development expenses consist primarily of compensation and related benefits and the use of independent contractors for specific near-term development projects. Research and development expenses for the three months ended April 30, 2024, decreased by $590,000 compared to the prior year period. The three months ended April 30, 2023, included additional outside staff augmentation and higher headcount related expenses. The Company continues to focus research and development activities on eValuator and RevID, its flagship SaaS solutions.

Capitalized research and development costs for the three months ended April 30, 2024, decreased by $157,000 compared to the prior year period.

Other Income (Expense)

	Three Months Ended
($ in thousands):	April 30, 2024	April 30, 2023	Change	% Change
Interest expense	$(465)	$(248)	$(217)	88%
Valuation adjustments	(24)	364	(388)	(107)%
Miscellaneous income (expense)	—	32	(32)	(100)%
Total other income	$(489)	$148	$(637)	(430)%

Interest expense consists of interest associated with the term loan, notes payable, and their respective deferred financing costs, less interest related to capitalization of software. For the three months ended April 30, 2024, interest expense increased by $217,000 compared to the prior year period. The increase was primarily attributable to $4,400,000 of notes payable (See Note 5 – Debt).

Valuation adjustments are related to the liabilities associated with the Avelead acquisition (Refer to Note 3 – Business Combination of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”), and the common stock underlying the Warrants (Refer to Note 5 – Debt). For the three months ended April 30, 2024 and 2023, the Company recorded valuation adjustments of $24,000 and $364,000, respectively. The valuation adjustments are caused by the decrease in the value of the stock to be transferred and that decreases affect on the Black Scholes model used for valuing the Warrants.

There was no miscellaneous income or expense for the period ended April 30, 2024. Miscellaneous income for the three months ended April 30, 2023, is primarily from the sublease of the Alpharetta location (Refer to Note 4 – Operating Leases of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”).

Provision for Income Taxes

We recorded an income tax benefit of $0 and income tax expense of $53,000 for the three months ended April 30, 2024 and 2023, respectively, which is comprised of estimated federal, state and local income tax provisions. The Company has a substantial amount of net operating losses for federal and state income tax purposes. The effective income tax rate on continuing operations of approximately 0% differs from our combined federal and state statutory rate of 24% primarily due to the full valuation allowance the Company currently maintains on its net deferred tax asset.

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

The following table reconciles EBITDA and Adjusted EBITDA to net loss for the three months ended April 30, 2024 and 2023 (amounts in thousands). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended
In thousands, except per share data	April 30, 2024	April 30, 2023
Adjusted EBITDA Reconciliation
Net Loss	$(2,739)	$(2,901)
Interest expense	465	248
Income tax expense	—	53
Depreciation and amortization	1,017	1,031
EBITDA	$(1,257)	$(1,569)
Share-based compensation expense	499	572
Non-cash valuation adjustments	24	(364)
Acquisition-related costs, severance, and transaction-related bonuses	31	57
Other non-recurring charges	—	(33)
Adjusted EBITDA	$(703)	$(1,337)
Adjusted EBITDA margin (1)	(16)%	(25)%

(1)	Adjusted EBITDA as a percentage of GAAP net revenue.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective, or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. Except as discussed below, there have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

Liquidity, Capital Resources, and Going Concern

The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenue and collection of contractual amounts from customers, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter to quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and capital expenditures, which generally include computer hardware. Operations are funded with cash generated by operations and borrowings under credit facilities. Information concerning the Company’s assessment as a going concern is included in Note 1 – Basis of Presentation in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”. Cash and cash equivalent balances at April 30, 2024 and January 31, 2024, were approximately $3,979,000 and $3,190,000, respectively. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the Second Amended and Restated Loan Agreement (as defined below) will be sufficient to meet our present and future working capital and cash requirements for at least the next twelve months.

The Company has liquidity through its Second Amended and Restated Loan Agreement (as amended and modified, the "Second Amended and Restated Loan Agreement") described in more detail in Note 5 – Debt in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements." Under the Second Amended and Restated Loan Agreement, the Company has a term loan facility with an initial, maximum, principal amount of $10,000,000. Amounts outstanding under the Second Amended and Restated Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The Company executed a Second Modification to Second Amended and Restated Loan Agreement (the “Second Modification”) on November 29, 2022, which amended the covenants under the Second Amended and Restated Loan Agreement expanded the Company’s total borrowing to include a $2,000,000 non-formula revolving line of credit. The revolving line of credit will be co-terminus with the term loan and matures on August 26, 2026. The Company executed a Third Modification and Waiver to Second Amended and Restated Loan Agreement (the “Third Modification”) and a Fourth Modification to Second Amended and Restated Loan Agreement (the “Fourth Modification”) on February 7, 2024 and April 5, 2024, respectively (collectively, the “Third and Fourth Modifications”). The Third and Fourth Modifications reestablished certain customary financial covenants for the Second Amended and Restated Loan Agreement. Refer to Note 5 – Debt for information regarding the Second Amended and Restated Loan Agreement, Second Modification and Third and Fourth Modifications.

The Second Amended and Restated Loan Agreement includes customary financial covenants, including the requirements that the Company achieve certain EBITDA levels and ratios, ARR net leverage ratios, and fixed charge coverage ratios. The Second Amended and Restated Loan Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. As of April 30, 2024, the Company was in compliance with all debt covenants under the Second Amended and Restated Loan Agreement.

Significant cash obligations

(in thousands)	April 30, 2024	January 31, 2024
Term loan (1)	$8,839	$9,066
Notes payable (2)	3,587	—
Acquisition earnout liability (3)	817	1,794
Warrants – common stock (4)	746	—
Line of credit (5)	—	1,500

(1)

Term loan balance is reported net of deferred financing costs of $61,000 and $69,000 as of April 30, 2024 and January 31, 2024, respectively, and financing cost payable of $150,000 and $135,000 as of April 30, 2024 and January 31, 2024, respectively. Refer to Note 5 – Debt for additional information. The term loan payable as of April 30, 2024 and January 31, 2024 was bank term debt under the Second Amended and Restated Loan Agreement.

(2)	Refer to Note 5 – Debt for additional information. The cash obligation is net of discounts on notes payable of $796,000 and deferred financing costs of $169,000.

(3)

The fair value of the acquisition earnout liability is based upon a probability-weighted discounted cash flow as of  January 31, 2024. As of April 30, 2024, the acquisition earnout liability reflects the cash balance which is expected to be paid out by October 31, 2024. Refer to Note 3 – Business Combination for additional information.

(4)

Refer to Note 5 – Debt for additional information. The warrants include a registration rights provision that provides the individual holders with certain "net cash settlement" rights at their discretion. The Company is only obligated for this cash amount if the warrant holders are able and elect to request the "net cash settlement."

(5)	Refer to Note 5 – Debt for additional information. The outstanding balance on the line of credit was paid in full as of April 30, 2024.

Operating cash flow activities

	Three Months Ended
(in thousands)	April 30, 2024	April 30, 2023
Net loss	$(2,739)	$(2,901)
Non-cash adjustments to net loss	1,795	1,306
Cash impact of changes in assets and liabilities	(255)	1,721
Net cash (used in) provided by operating activities	$(1,199)	$126

The net cash used in operating activities increased during the three months ended April 30, 2024, compared to the prior year comparable period. The Company observed a slightly slower conversion of accounts receivable for the period ended April 30, 2024, that contributed to the increase in cash used in operating activities.

Investing cash flow activities

	Three Months Ended
(in thousands)	April 30, 2024	April 30, 2023
Purchases of property and equipment	$—	$(29)
Capitalized software development costs	(232)	(404)
Net cash (used in) provided by investing activities	$(232)	$(433)

The cash used in investing activities for the three months ended April 30, 2024 and April 30, 2023, includes capitalized software development costs. The Company expects continued capitalizable projects associated with the Company’s flagship products; however, the rate of capitalization may temporarily remain constant or decrease as a result of the Strategic Restructuring announced in October 2023.

Financing cash flow activities

	Three Months Ended
(in thousands)	April 30, 2024	April 30, 2023
Proceeds from notes payable	$4,400	$(125)
Proceeds from issuance of common stock	100	—
Payments for deferred financing costs	(16)	—
Payments related to settlement of employee share-based awards	(67)	—
Repayment of term loan payable	(250)	—
Payments of acquisition earnout liabilities	(447)	—
Repayment of line of credit	(1,500)	(179)
Net cash (used in) provided by financing activities	$2,220	$(304)

The cash used in financing activities for the three months ended April 30, 2024, and April 30, 2023, includes principal payments on the term loan related to the Second Amended and Restated Loan Agreement, repayment on the line of credit, and payments related to settlement of employee share-based awards. The cash provided by financing activities for the three months ended April 30, 2024, includes proceeds received in connection with the issuance of the Notes in the Debt Private Placement, which closed in February 2024.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(c)) as of April 30, 2024. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2024, due to the material weakness described below.

Material Weakness in Internal Control Over Financial Reporting

The Company identified a material weakness in our internal control over financial reporting related to our accounting and classification for the warrants issued in connection with the debt private placement in February 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our internal control over financial reporting did not detect the proper accounting classification of the warrants issued in connection with the private placement. The change in the classification impacted initial allocation of proceeds for the transaction, the presentation and recognition of the warrants between equity and liability and the recognition of expenses allocated to the warrants originated. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of April 30, 2024.

Remediation of Material Weakness in Internal Control Over Financial Reporting

To respond to this material weakness, management is working to remediate the material weakness and enhance our overall control environment. Our remediation plan includes expanding and improving our review process, particularly in the context of complex financial instruments and related accounting standards, as well as internal communications in connection therewith. In addition, management will continue to engage third-party professionals with whom to consult regarding complex accounting applications. The Company will consider the material weakness remediated after the applicable controls operate for a sufficient period of time and are tested. We can provide no assurance that our remediation efforts described herein will be successful and that we will not have material weaknesses in the future.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. We are not aware of any legal matters that could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Item 1A. RISK FACTORS

An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 which Annual Report includes a detailed discussion of the Company’s risk factors. If any of the risks develop into actual events, our business, financial condition, or results of operations could be negatively affected, the market price of our common stock or other securities could decline, and you may lose all or part of your investment.

Except as described below, there have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

If we do not meet the continued listing standards of The Nasdaq Capital Market, our common stock could be delisted from trading, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock is currently listed on The Nasdaq Capital Market which imposes continued listing requirements with respect to listed shares. On October 24, 2023, we received a letter from the Listing Qualifications Department (the “Staff”) of Nasdaq, indicating that our common stock was subject to potential delisting from The Nasdaq Capital Market because, for a period of thirty (30) consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). Nasdaq stated in its letter that in accordance with the Nasdaq Listing Rules, we have been provided an initial period of one hundred eighty (180) calendar days, or until April 22, 2024, to regain compliance with the Bid Price Requirement. The letter states that Nasdaq will provide written notification that we have achieved compliance with the Bid Price Requirement if at any time before April 22, 2024, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was initially provided 180 calendar days, or until April 22, 2024, to regain compliance with the Minimum Bid Price Requirement.

On April 23, 2024, the Company received a letter from the Staff informing the Company that, while the Company has not regained compliance with the Bid Price Requirement, the Staff has determined that the Company is eligible for an additional 180 calendar day period, or until October 21, 2024 (the “Second Compliance Period”), to regain compliance. If at any time during the Second Compliance Period, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide the Company with written confirmation of compliance. If compliance with the Bid Price Requirement cannot be demonstrated by October 21, 2024, the Staff will provide written notification that our common stock will be delisted. At that time, the Company may appeal the Staff’s determination to a Hearings Panel.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Avelead Earnout

On March 27, 2024, the Company issued 961,640 shares of restricted common stock, par value $0.01 per share (the “restricted common stock”) to the Sellers for the SaaS Contingent Consideration (as defined in the UPA) and 627,746 shares of restricted common stock for the Renewal Contingent Consideration (as defined in the UPA). These liabilities are reflected at the fair value of the future commitment on the Company’s consolidated balance sheet as “acquisition earnout liability.” The Company and the Sellers reached an agreement to defer the cash portion of the SaaS Contingent Consideration and Renewal Contingent Consideration payments over time through October 31, 2024.

Share Repurchases

The following table sets forth information with respect to our repurchases of common stock during the three months ended April 30, 2024:

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
	Total		as Part of	Yet Be
	Number of		Publicly	Purchased
	Shares	Average	Announced	under the
	Purchased	Price Paid	Plans or	Plans or
	(1)	per Share	Programs	Programs
February 1 - February 29	10,821	$0.51	—	—
March 1 - March 31	39,882	0.49	—	—
April 1 - April 30	88,402	0.48	—	—
Total	139,105	$0.49	—	—

(1) Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended April 30, 2024.

February 2024 Private Placements

In February 2024, the Company closed private placements of common stock, unsecured promissory notes and warrants resulting in aggregate gross proceeds of approximately $4,500,000. Refer to Note 5 – Debt and Note 7 – Equity for additional information related to the private placements.

The offer, sale and issuance of the securities described above were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with the view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the certificates (or book entries representing such securities) issued in these transactions.

Item 5. OTHER INFORMATION

During the three months ended April 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. EXHIBITS

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1

Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed September 15, 2014).

3.2	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed May 24, 2021).
3.3	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed June 8, 2022).
3.4	Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014 (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed April 3, 2014).
4.1	Form of Warrant of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K, filed February 7, 2024).
10.1	Form of Securities Purchase Agreement, by and among Streamline Health Solutions, Inc. and each purchaser identified on the signature pages thereto (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed February 7, 2024).
10.2	Form of Promissory Note (Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K, filed February 7, 2024).
10.3	Third Modification to Second Amended and Restated Loan and Security Agreement, dated February 7, 2024, by and between Streamline Health Solutions, Inc. and certain of its subsidiaries party thereto, and Western Alliance Bank (Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K, filed February 7, 2024).
10.4*	Fourth Modification to Second Amended and Restated Loan and Security Agreement, dated April 5, 2024, by and between Streamline Health Solutions, Inc. and certain of its subsidiaries party thereto, and Western Alliance Bank.
10.5	Second Amendment to Employment Agreement, dated May 7, 2024, by and between the Company and Wyche T. “Tee” Green, III (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed May 13, 2024).
31.1*	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: June 12, 2024	By:	/s/ Benjamin L. Stilwill
Benjamin L. Stilwill President and Chief Executive Officer

DATE: June 12, 2024	By:	/s/ Bryant J. Reeves III
Bryant J. Reeves III
Chief Financial Officer