Form 10-Q
period 2024-07-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2024-09-12
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value per share, as of September 9, 2024, was 63,324,103.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	July 31, 2024	January 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,536,000	$3,190,000
Accounts receivable, net of allowance for credit losses of $59,000 and $86,000, respectively	2,521,000	4,237,000
Contract receivables	969,000	780,000
Prepaid and other current assets	659,000	629,000
Total current assets	7,685,000	8,836,000
Non-current assets:
Property and equipment, net of accumulated amortization of $316,000 and $291,000 respectively	64,000	88,000
Capitalized software development costs, net of accumulated amortization of $8,848,000 and $7,960,000, respectively	5,403,000	5,798,000
Intangible assets, net of accumulated amortization of $4,837,000 and $4,019,000, respectively	11,253,000	12,071,000
Goodwill	13,276,000	13,276,000
Other	1,344,000	1,666,000
Total non-current assets	31,340,000	32,899,000
Total assets	$39,025,000	$41,735,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(rounded to the nearest thousand dollars, except share and per share information)

	July 31, 2024	January 31, 2024
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,413,000	$1,253,000
Accrued expenses	1,948,000	2,023,000
Current portion of term loan	2,000,000	1,500,000
Deferred revenues	6,591,000	7,112,000
Acquisition earnout liability	577,000	1,794,000
Total current liabilities	12,529,000	13,682,000
Non-current liabilities:
Term loan, net of current portion and deferred financing costs	6,611,000	7,566,000
Line of credit	—	1,500,000
Notes payable, net of deferred financing costs	3,853,000	—
Deferred revenues, less current portion	134,000	173,000
Total non-current liabilities	10,598,000	9,239,000
Total liabilities	23,127,000	22,921,000
Commitments and contingencies – Note 8
Stockholders’ equity:
Common stock, $0.01 par value per share, 85,000,000 shares authorized; 63,307,832 and 58,945,498 shares issued and outstanding, respectively	633,000	590,000
Additional paid in capital	136,506,000	133,923,000
Accumulated deficit	(121,241,000)	(115,699,000)
Total stockholders’ equity	15,898,000	18,814,000
Total liabilities and stockholders’ equity	$39,025,000	$41,735,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenues:
Software as a service	$3,078,000	$3,531,000	$5,801,000	$6,706,000
Maintenance and support	883,000	1,100,000	1,773,000	2,257,000
Professional fees and licenses	515,000	1,139,000	1,233,000	2,139,000
Total revenues	4,476,000	5,770,000	8,807,000	11,102,000
Operating expenses:
Cost of software as a service	1,495,000	1,893,000	2,844,000	3,482,000
Cost of maintenance and support	43,000	32,000	84,000	121,000
Cost of professional fees and licenses	840,000	1,022,000	1,727,000	2,130,000
Selling, general and administrative expense	2,989,000	4,116,000	6,181,000	7,957,000
Research and development	1,324,000	1,305,000	2,435,000	3,006,000
Total operating expenses	6,691,000	8,368,000	13,271,000	16,696,000
Operating loss	(2,215,000)	(2,598,000)	(4,464,000)	(5,594,000)
Other (expense) income:
Interest expense	(496,000)	(267,000)	(961,000)	(515,000)
Valuation adjustments	(91,000)	359,000	(115,000)	723,000
Other	(1,000)	(1,000)	(2,000)	31,000
Loss before income taxes	(2,803,000)	(2,507,000)	(5,542,000)	(5,355,000)
Income tax expense	—	(8,000)	—	(61,000)
Net loss	$(2,803,000)	$(2,515,000)	$(5,542,000)	$(5,416,000)
Basic and Diluted Earnings Per Share:
Net loss per common share – basic and diluted	$(0.05)	$(0.04)	$(0.09)	$(0.10)
Weighted average number of common shares – basic and diluted	60,110,178	56,357,684	59,167,134	56,164,282

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

			Additional		Total
	Common stock	Common stock	paid in	Accumulated	stockholders’
	(Shares)	(Amount)	capital	deficit	equity

Balance at January 31, 2024	58,945,498	$590,000	$133,923,000	$(115,699,000)	$18,814,000
Restricted stock issued	1,215,000	11,000	(11,000)	—	—
Restricted stock forfeited	(48,350)	—	—	—	—
Surrender of shares	(139,105)	(1,000)	(66,000)	—	(67,000)
Share-based compensation	—	—	529,000	—	529,000
Issuance of common stock	1,852,544	17,000	753,000	—	770,000
Offering expenses	—	—	(4,000)	—	(4,000)
Net loss	—	—	—	(2,739,000)	(2,739,000)
Balance at April 30, 2024	61,825,587	$617,000	$135,124,000	$(118,438,000)	$17,303,000

Restricted stock issued	1,706,517	17,000	(17,000)	—	—
Restricted stock forfeited	(282,250)	(3,000)	3,000	—	—
Surrender of shares	(51,777)	1,000	(11,000)	—	(10,000)
Share-based compensation	—	—	571,000	—	571,000
Issuance of common stock	—	—	—	—	—
Cashless exercise of warrants	109,755	1,000	(1,000)	—	—
Warrant liability reclassification	—	—	837,000	—	837,000
Net loss	—	—	—	(2,803,000)	(2,803,000)
Balance at July 31, 2024	63,307,832	$633,000	$136,506,000	$(121,241,000)	$15,898,000

			Additional		Total
	Common stock	Common stock	paid in	Accumulated	stockholders’
	(Shares)	(Amount)	capital	deficit	equity

Balance at January 31, 2023	57,567,210	$576,000	$131,973,000	$(97,038,000)	$35,511,000
Restricted stock issued	1,185,927	12,000	(12,000)	—	—
Restricted stock forfeited	(28,400)	(1,000)	1,000	—	—
Surrender of shares	(88,326)	(1,000)	(178,000)	—	(179,000)
Share-based compensation	—	—	595,000	—	595,000
Adoption of ASU 2016-13	—	—	—	36,000	36,000
Net loss	—	—	—	(2,901,000)	(2,901,000)
Balance at April 30, 2023	58,636,411	$586,000	$132,379,000	$(99,903,000)	$33,062,000

Restricted stock issued	385,720	4,000	(4,000)	—	—
Restricted stock forfeited	(77,000)	(1,000)	1,000	—	—
Surrender of shares	(50,060)	—	(73,000)	—	(73,000)
Share-based compensation	—	—	630,000	—	630,000
Net loss	—	—	—	(2,515,000)	(2,515,000)
Balance at July 31, 2023	58,895,071	$589,000	$132,933,000	$(102,418,000)	$31,104,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

	Six Months Ended July 31,
	2024	2023
Net loss	$(5,542,000)	$(5,416,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,290,000	2,134,000
Accrued interest expense - notes payable	326,000	—
Valuation adjustments	115,000	(723,000)
Benefit for deferred income taxes	—	43,000
Share-based compensation expense	1,032,000	1,109,000
Provision for credit losses	(58,000)	—
Changes in assets and liabilities:
Accounts and contract receivables	1,585,000	4,985,000
Other assets	(71,000)	(146,000)
Accounts payable	78,000	31,000
Accrued expenses and other liabilities	(75,000)	(1,361,000)
Deferred revenue	(560,000)	(1,592,000)
Net cash used in operating activities	(880,000)	(936,000)
Cash flows from investing activities:
Purchases of property and equipment	—	(47,000)
Capitalization of software development costs	(426,000)	(1,026,000)
Net cash used in investing activities	(426,000)	(1,073,000)
Cash flows from financing activities:
Repayment of bank term loan	(500,000)	(250,000)
Repayment of line of credit	(1,500,000)	—
Proceeds from issuance of common stock	100,000	—
Proceeds from notes payable	4,400,000	—
Payments of acquisition earnout liabilities	(686,000)	—
Payments for deferred financing costs	(86,000)	—
Repurchase of common shares to satisfy employee tax withholding	(77,000)	(252,000)
Other	1,000	—
Net cash provided (used in) by financing activities	1,652,000	(502,000)
Net increase (decrease) in cash and cash equivalents	346,000	(2,511,000)
Cash and cash equivalents at beginning of period	3,190,000	6,598,000
Cash and cash equivalents at end of period	$3,536,000	$4,087,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

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

The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The condensed consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and each of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent annual report on Form 10-K. Operating results for the three and six months ended July 31, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2025.

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

Going Concern

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. To date, the Company has not generated sufficient revenues to allow it to generate cash flow from operations and the Company anticipates the need for additional liquidity in the next twelve months. The Company has historically accumulated losses and used cash from its financing activities to supplement its operations. The Company’s current forecast projects the Company may not be able to maintain compliance with certain of its financial covenants under its current credit agreement with the term loan lender in the next twelve months. Further, our recent private placement notes payables have cross-default conditions with the senior term loan debt. These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

In view of these matters, continuation as a going concern is dependent upon the Company’s ability to achieve cash from operations and raise additional debt or equity capital to fund its ongoing operations.

As of July 31, 2024, the Company had approximately $12.4 million of total outstanding debt associated with its term loan and private placement notes payables, $2 million of which is classified as a current liability. The Company is engaged in ongoing discussions with its current banking partner, Western Alliance Bank, with whom it maintains a good working relationship. The Company’s ability to refinance its existing debt is based upon credit markets and economic forces that are outside of its control. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company.

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

Reclassification

Certain amounts for the three and six months ended July 31, 2023, were reclassified to conform to the current period classification. For the three and six months ended July 31, 2023, the Company incurred acquisition-related costs totaling $9,000 and $44,000, respectively, consisting primarily of professional service fees. The aforementioned acquisition-related costs for the three and six months ended July 31, 2023, were previously presented in a separate, single caption and are now included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations, which is consistent with the presentation for the current period.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. The acquisition earnout liability transferred out of Level 3 as of April 30, 2024.

The table below provides information on the fair value of our liabilities on a recurring basis:

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

The table below provides the Level 3 roll-forward on the fair value of our acquisition earnout liability for the six months ended July 31, 2024. There was no Level 3 roll-forward activity for the three months ended July 31, 2024.

Six-months ended
July 31, 2024
Beginning balance	$1,794,000
Settlement – common stock	(690,000)
Settlement – cash	(447,000)
Realized loss	159,000
Transfer out	(817,000)
Ending balance	$—

The value of the Company’s acquisition earnout liability at July 31, 2024, represents the remaining cash obligation of $577,000. The Company reached an agreement with the former owners of Avelead to settle the cash obligation by making periodic payments through October 31, 2024.

The fair value of the Company’s term loan under its Second Amended and Restated Loan and Security Agreement (as amended and modified, the “Second Amended and Restated Loan Agreement”) was determined through an analysis of the interest rate spread from the date of closing the loan ( August 2021) to the date of the most recent balance sheets, July 31, 2024 and January 31, 2024. The term loan bears interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The prime rate is variable and, thus accommodates changes in the market interest rate. However, the interest rate spread (the 1.5% added to the Prime Rate) is fixed. We estimated the impact of the changes in the interest rate spread by analogizing the effect of the change in the published “Corporate Bond Rates,” reduced for any changes in the market interest rate. This provided us with an estimated change to the interest rate spread of approximately 0.5% from the date we entered the Second Amended and Restated Loan Agreement for the term loan. The fair value of the Company's term loan as of July 31, 2024 and January 31, 2024, was estimated to be $8,314,000 and $8,807,000, respectively, or a discount to book value of $186,000 and $193,000, respectively.

The estimated fair value of the Company’s notes payable under its private placement notes payables was determined through an analysis of the interest rate spread from the date of closing of the private placement ( February 7, 2024) to the date of the most recent balance sheet, July 31, 2024. The Company estimated the yield of a 30-month treasury by interpolating the yields of the 1-month through 10-year treasury yields on February 7, 2024 (the “Issuance Date”) and the measurement date. A High Yield Index Option Adjusted Spread, as published by the Federal Reserve Bank of St. Louis, for the same dates was added to the treasury yield spread to calculate a High-Yield Spread Adjusted 30-Month Rate. This provided an estimated change to the effective interest rate spread of approximately 0.23% less than the Issuance Date. The fair value of the Company's notes payable as of July 31, 2024, was estimated to be $3,847,000, or a discount to book value of $5,000.

The estimated fair value of the warrant liability is calculated using a Black-Scholes pricing model. The model input uses the warrant strike prices of $0.38 and $0.39, market prices on the measurement dates ($0.34 as of  February 7, 2024, $0.30 as of  April 30, 2024, and $0.33 as of May 7, 2024) plus assumptions and model inputs for expected term, historical volatility and risk-free interest rate impact the fair value estimate. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical data (such as, volatility factor and expected term). The warrants carry a term of 48 months and the Company assumes they are held until expiration. The risk-free rate was determined from the U.S. Treasury published daily treasury yields corresponding with the remaining expected term which ranged between 4% - 5%. The Company’s common stock volatility was estimated between 91% - 92% utilizing its historical average closing price for preceding trading days equal to expected term remaining.

Using this methodology, the Company recorded an opening warrant liability of $881,000 as of February 7, 2024. Re-measurements as of April 30, 2024 and May 7, 2024 are reflected under the “Valuation adjustments” header on the condensed consolidated statement of operations as a valuation loss of $91,000 and a valuation gain of $44,000 for the three months ending and the six months ending July 31, 2024, respectively. As of May 7, 2024, the Company had eliminated the potential cash settlement feature that caused liability accounting ensuring the warrants will be settled with shares, and accordingly, the warrants met the criteria for equity classification and reclassified $837,000 to paid in capital after a final re-measurement.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Three Months Ended		Six Months Ended
	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023
Over time revenue	$4,476,000	$5,770,000	$8,672,000	$11,028,000
Point in time revenue	—	—	135,000	74,000
Total revenue	$4,476,000	$5,770,000	$8,807,000	$11,102,000

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

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenue includes payments received in advance of performance under the contract. The Company’s contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. During the three and six months ended July 31, 2024, the Company recognized approximately $1,795,000 and $4,625,000, respectively, in revenue from deferred revenues outstanding as of January 31, 2024. Revenue allocated to remaining performance obligations was $31,039,000 as of July 31, 2024, of which the Company expects to recognize approximately 43% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

The Company defers the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the period of expected benefit which is the contractual term. As of July 31, 2024 and January 31, 2024, the Company had deferred costs of $55,000 and $77,000, respectively, net of accumulated amortization of $136,000 and $102,000, respectively. Amortization expense of these costs was $33,000 and $34,000 for the six months ended July 31, 2024 and 2023, respectively, and is included in cost of SaaS in the condensed consolidated statements of operations. For the three months ended July 31, 2024 and 2023, the Company had amortization expense of $13,000 and $17,000, respectively.

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

As of July 31, 2024 and January 31, 2024, deferred commission costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totaled $1,279,000 and $1,461,000, respectively. Amortization expense associated with deferred sales commissions, which is included in selling, general and administrative expense in the condensed consolidated statements of operations, was $169,000 and $125,000 for the three months ended July 31, 2024 and 2023, respectively. For the six months ended July 31, 2024 and 2023, the amortization expense associated with deferred sales commissions was $310,000 and $254,000, respectively.

Allowance for Credit Losses

The Company estimates current expected credit losses based on historical credit loss rates and applied an increase to account for future economic conditions. The changes in the Company’s allowance for credit losses is as follows:

	January 31, 2024	CECL Adoption	Provision adjustments	Write-offs & Recoveries	July 31, 2024
Allowance for credit losses	$86,000	$—	(58,000)	31,000	$59,000

	January 31, 2023	CECL Adoption	Provision adjustments	Write-offs & Recoveries	July 31, 2023
Allowance for credit losses	$132,000	$(36,000)	$—	$—	$96,000

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period, and forfeitures are recognized as incurred. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the entity had paid cash for the goods or services. The Company incurred total compensation expense related to share-based awards for the three and six months ended July 31, 2024, of $533,000 and $1,032,000 respectively, net of $38,000 and $67,000, respectively, of capitalized non-employee stock compensation, compared to share-based compensation expense of $537,000 and $1,109,000, respectively, net of $93,000 and $116,000, respectively, of capitalized non-employee stock compensation, for the three and six months ended July 31, 2023.

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

The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market closing price per share on the grant date. For the three and six months ended July 31, 2024, the Company issued 0 and 1,015,000 shares of restricted common stock to employees, respectively, compared to 0 and 1,085,000 shares of restricted common stock for the three and six months ended July 31, 2023, respectively. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically over a three-year period. For the three and six months ended July 31, 2024, the Company issued 1,500,000 and 1,700,000, respectively, shares of restricted common stock to certain members of the Board of Directors, compared to 258,621 and 458,621 shares of restricted common stock for the three and six months ended July 31, 2023, respectively.

Market-Based Awards

For awards with a market condition, the Company adjusts the grant date fair value for the condition. The Company used separate Monte Carlo valuation models, as of the grant date, to determine the expected length and fair value of this particular award. Both models used the Company's historical equity volatility, current stock price, and hurdle target price for vesting. The service period model also included an assumption for the Company's 10-year normalized risk-free rate. The associated compensation expense is recognized provided the service condition is provided regardless of whether the market condition is satisfied.

On July 18, 2024, the Company, as a component of the Board awards discussed above, executed a Restricted Stock Agreement to issue 200,000 shares of Restricted Stock with a market vesting condition to a member of the board. The shares will vest on the date the stock closes at a fair market value of $1.75 per share.

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

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. The Company believes it has appropriately accounted for any uncertain tax positions as of July 31, 2024.

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

The following is the calculation of the basic and diluted net loss per share of common stock for the three and six months ended July 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023
Basic and diluted loss per share:
Net loss	$(2,803,000)	$(2,515,000)	$(5,542,000)	$(5,416,000)
Basic and diluted net loss per share of common stock	$(0.05)	$(0.04)	$(0.09)	$(0.10)
Weighted average shares outstanding – basic and diluted (1)(2)	60,110,178	56,357,684	59,167,134	56,164,282

(1)

Includes the effect of vested and excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of July 31, 2024 and 2023, there were 3,467,600 and 2,484,071 unvested restricted shares of common stock outstanding, respectively.

(2)

Diluted net loss per share excludes the effect of shares that are anti-dilutive. For the three and six months ended July 31, 2024, diluted earnings per share excludes 66,000 outstanding stock options, 3,467,600 unvested restricted shares of common stock, and 3,555,499 shares of common stock issuable through the exercise of warrants. For the three and six months ended July 31, 2023, diluted earnings per share excludes 618,958 outstanding stock options and 2,484,071 unvested restricted shares of common stock.

Restructuring

On October 16, 2023, the Company announced it was executing a strategic restructuring (the "Strategic Restructuring") designed to reduce expenses while maintaining the Company’s ability to expand its SaaS business. The Strategic Restructuring initiatives included a reduction in force, resulting in the termination of 26 employees, or approximately 24% of the Company’s workforce. To execute the Strategic Restructuring, the Company incurred one-time restructuring costs associated with the workforce reduction of $759,000, and the Company has recognized all expenses associated with the Strategic Restructuring as of the end of fiscal 2023. The costs pertain to severance and other employee termination-related costs and various professional fees the Company required to assist with execution of the Strategic Restructuring. For the six months ended July 31, 2024, there were no costs incurred or accrued related to the strategic restructuring. The following is a reconciliation of the Strategic Restructuring liability reflected on the Company’s condensed consolidated balance sheet under “accrued expenses.”

	(in thousands)
					As of July 31, 2024
	Accrued Balance as of	2024	2024	Accrued Balance as of	Total Costs	Total
	January 31, 2024	Expenses to Date	Cash Payments	July 31, 2024	Incurred to Date	Expected Costs
Severance expense
Cost of sales	$—	$—	$—	$—	$154	$154
Selling, general, and administrative	74	—	(74)	—	350	350
Research and development	—	—	—	—	227	227
Total severance expense	$74	$—	$(74)	$—	$731	$731
Professional fees	—	—	—	—	28	28
Total	$74	$—	$(74)	$—	$759	$759

Non-Cash Items

For the six months ended July 31, 2024 and 2023, the Company recorded a change in capitalized software purchased with stock, totaling $67,000 and $116,000, respectively, as non-cash items as it relates to non-cash investing activities in the condensed consolidated statements of cash flow.

For the six months ended July 31, 2024, the Company settled the second year acquisition earnout liability in connection with the Avelead acquisition with the issuance of common shares in the amount of $690,000, issued warrants in the amount of $881,000 as debt discounts, settled the warrant liability of $837,000 with an equity based warrant classification, deferred financing costs for the Notes (refer to Note 5 – Debt) in the amount of $102,000 (with $20,000 capitalized and paid in fiscal year 2023 and an additional $82,000 capitalized but unpaid as of July 31, 2024), and professional fees for the Common Stock Private Placement (refer to Note 7 – Equity) in the amount of $4,000, respectively, as non-cash items as it relates to non-cash financing activities in the condensed consolidated statements of cash flows. The Company did not have any non-cash financing activities in the six months ended July 31, 2023.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves guidance around the disclosures about a public entity’s reportable segments and additional details about a reportable segment’s expenses. ASU 2023-07 is effective for all public entities for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company’s adoption of ASU 2023-07 will be effective in the annual report for the fiscal year ending January 31, 2026. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements or disclosures.

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

As of January 31, 2024, the estimated aggregate value of the second year earnout consideration was $1,794,000. On March 27, 2024, the Company issued 1,589,386 unregistered securities in the form of restricted common stock, par value $0.01 per share, with respect to the second year earnout consideration. For the three and six months ended July 31, 2024, the Company made cash payments of $240,000 and $687,000 respectively, related to the second year earnout consideration, with periodic payments to be made through October 31, 2024. The remaining cash liability is reflected on the Company’s condensed consolidated balance sheet as “acquisition earnout liability” and totaled $577,000 as of July 31, 2024.

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

The Company has moved to a virtual office model and does not have a physical office space. Membership agreements and daily space rentals are leveraged by the Company when groups need to meet in person with the costs expensed as incurred. For the three and six months ended July 31, 2024 and 2023, the Company recorded $9,000 and $17,000, respectively, and $6,000 and $10,000, respectively, related to such office space rentals.

Alpharetta Office Lease

On October 1, 2021, the Company entered into an agreement with a third-party to sublease its office space in Alpharetta, Georgia. The sublease term was for 18 months, which coincided with the Company’s underlying lease (see below). The Company received $292,000 from the sublessee over the term of the sublease. The sublease did not relieve the Company of its original obligation under the lease, and therefore the Company did not adjust the operating lease right-of-use asset and related liability. The sublease terminated on March 31, 2023. For the six months ended July 31, 2024 and 2023, the Company recorded $0 and $32,000, respectively, as other income related to the sublease. There was no income related to the sublease in the three months ended July 31, 2024 and 2023.

The Company entered into a lease for office space in Alpharetta, Georgia, on March 1, 2020. The lease terminated on March 31, 2023. At inception, the Company recorded a right-of use asset of $540,000, and related current and long-term operating lease obligation in the accompanying consolidated balance sheet. The Company used a discount rate of 6.5% to determine the lease liability. For the six months ended July 31, 2024 and 2023, the Company had lease operating costs of approximately $0 and $32,000, respectively. There was no expense related to lease operating costs in the three months ended July 31, 2024 and 2023.

Suwanee Office Lease

Upon acquiring Avelead on August 16, 2021 (refer to Note 3 – Business Combination), the Company assumed an operating lease agreement for the corporate office space of Avelead. The lessor is an entity controlled by one of the Sellers and that Seller is a former employee of the Company. The initial 36-month term lease commenced March 1, 2019, and expired on February 28, 2022. The Company previously renewed the lease for an additional 12-month term which expired February 28, 2023, and was not renewed. For the six months ended July 31, 2024 and 2023, the Company recorded rent expense of $0 and $6,000, respectively. There was no expense recorded for the three months ended July 31, 2024 and 2023.

NOTE 5 — DEBT

Outstanding principal balances consisted of the following at July 31, 2024:

	July 31, 2024	January 31, 2024
Term loan	$8,499,000	$9,000,000
Financing cost payable	164,000	135,000
Less: Deferred financing cost	(52,000)	(69,000)
Total	8,611,000	9,066,000
Less: Current portion of term loan	(2,000,000)	(1,500,000)
Non-current portion of term loan	$6,611,000	$7,566,000

	July 31, 2024	January 31, 2024
Notes payable and accrued interest	$4,726,000	$—
Less: Discount on notes payable	(721,000)	—
Less: Deferred financing costs	(152,000)	—
Total	3,853,000	—
Less: Current portion of notes payable	—	—
Non-current portion of notes payable	$3,853,000	$—

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

The Second Amended and Restated Loan Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including a cross default provision with the Second Amended and Restated Loan Agreement and a change of control default provision. The line of credit also is subject to customary prepayment requirements. Substantially all the assets of the Company are collateralized by the Second Amended and Restated Loan Agreement. As of   July 31, 2024, the Company was in compliance with the financial covenants under the Second Amended and Restated Loan Agreement. However, the Company’s current forecast projects the Company may not be able to maintain compliance with certain of its financial covenants under the Second Amended and Restated Loan Agreement in the future. See Note 1 - Basis of Presentation for detail regarding the Company’s assessment as a going concern.

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

The Notes also include customary negative covenants, subject to exceptions, which limit dispositions of assets and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including a cross default provision with the Second Amended and Restated Loan Agreement and a change of control default provision.

The rights of each Investor to receive payments under the Notes are subordinate to the rights of Western Alliance Bank (“WAB”), pursuant to a subordination agreement which the Investors entered into with WAB concurrently with the Debt Private Placement.

The Company allocated the original total proceeds at inception from the Debt Private Placement and Common Stock Private Placement (refer to Note 7 – Equity) across the securities issued in connection with the offerings. The Company has recorded the Notes at a relevant residual fair value of $3,538,000, consisting of the $4,400,000 face value of the notes and $862,000 discount. The Company allocated $183,000 in issuance costs. The discount is being accreted and the financing costs amortized as interest expense over the term of the Notes using the effective interest method.

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

The Warrants contain a registration rights provision for the Company to provide the Warrant holder with registered common stock upon their exercise of a Warrant. If the Company is not able to deliver registered common stock for exercised Warrants that results in the Warrant holder acquiring registered common stock, then the Warrant holder has the discretion to request the Company remit cash compensation up to the corresponding purchase price. Accordingly, the Company determined the feature required liability accounting treatment upon issuance. On May 7, 2024, the Company filed a Registration Statement on Form S-3 (Registration No. 333-279190), as amended by that certain Pre-Effective Amendment No. 1 to Form S-3 filed on May 24, 2024 (collectively, the “Registration Statement”), for purpose of registering for resale 4,016,025 shares of common stock underlying the Warrants. The Registration Statement was declared effective by the SEC on June 10, 2024. The filing of the Registration Statement eliminated the potential cash settlement feature that caused liability accounting ensuring the Warrants will be settled with shares, and accordingly, the Warrants met the criteria for equity classification and reclassified them to paid in capital after a final re-measurement.

The Company allocated the total proceeds from the Debt Private Placement and Common Stock Private Placement (refer to Note 7 – Equity) across the securities issued in connection with offerings. The Company recorded an initial liability of $881,000 for the Warrants at fair value using a Black-Scholes model. The Company immediately recognized $46,000 in issuance costs as expense related to the agreements for the Warrants. For the three months ended July 31, 2024, the Company reclassified the $837,000 remeasured value of the Warrants as additional paid in capital on the condensed consolidated Balance Sheet.

NOTE 6 — INCOME TAXES

Income tax expense was $0 for the six months ended July 31, 2024, compared to income tax expense of $61,000 in the prior year comparable period. The effective income tax rate on continuing operations of approximately 0% differs from our combined federal and state statutory rate of 24% primarily due to the full valuation allowance the Company currently maintains on its net deferred tax asset.

The Company has recorded $346,000 and $340,000 in reserves for uncertain tax positions as of July 31, 2024 and January 31, 2024, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through January 31, 2020. All material state and local income tax matters have been concluded for years through January 31, 2019. The Company is no longer subject to IRS examination for periods prior to the tax year ended January 31, 2020; however, carryforward losses that were generated prior to the tax year ended January 31, 2020, may still be adjusted by the IRS if they are used in a future period.

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

The Company allocated the total proceeds of the Common Stock Private Placement across the underlying components. As a result, $77,000 of net proceeds, comprised of $81,000 of the proceeds less $4,000 of issuance costs, was recorded for the Common Stock Private Placement as equity.

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

2024 Omnibus Incentive Compensation Plan

At the 2024 Annual Meeting of Stockholders held on June 13, 2024, the Company’s stockholders approved the Streamline Health Solutions, Inc. 2024 Omnibus Incentive Compensation Plan (the “2024 Plan”). The 2024 Plan replaced the Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan (as amended, the “2013 Plan”). The Compensation Committee of the Board of Directors administers the 2024 Plan and approves the grant and terms of awards (consistent with the terms of the 2024 Plan).

The 2024 Plan permits the grant of any or all of the following types of awards to grantees: stock options, including non-qualified options and incentive stock options (“ISOs”); stock appreciation rights (“SARs”); restricted stock; deferred stock and restricted stock units; performance units and performance shares; dividend equivalents; and other stock-based awards. Eligible grantees include employees, officers, non-employee consultants and non-employee directors of the Company and its affiliates. A total of 6,738,902 shares of common stock were initially available for issuance under the 2024 Plan.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Consulting Agreement with 180 Consulting, LLC

On March 19, 2020, the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, pursuant to which 180 Consulting has provided and will continue to provide a variety of consulting services in support of eValuator products including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, through separate executed statements of work (“SOWs”). On September 20, 2021, the Company entered into a separate MSA in support of Avelead products. As of December 2023, all outstanding SOWs under both MSAs were effectively replaced by two new SOWs. As of July 31, 2024, there were three active SOWs under the eValuator MSA. One of the active SOWs includes the ability to earn stock at a conversion rate to be calculated 20 days after the execution of the related SOW. The MSA includes a termination clause upon a 90-day written notice. While no related party has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to the Company under the MSA and the SOWs may share workspace and administrative costs with 121G Consulting, LLC (“121G”). Mr. Green is a “member” of 121G, and, accordingly, has a financial interest in that entity. 180 Consulting earned 817,018 and 258,153 shares for the six months ended July 31, 2024 and 2023, respectively, and has earned an aggregate of 2,296,925 shares of the Company’s common stock through July 31, 2024. For the three months ended July 31, 2024 and 2023, 180 Consulting earned 398,365 and 131,054 shares, respectively. For services rendered by 180 Consulting during the three and six months ended July 31, 2024, the Company incurred fees of $760,000 and $1,323,000. The Company incurred fees of $966,000 and $1,919,000 for services rendered by 180 Consulting during the three and six months ended July 31, 2023, respectively. For the three and six months ended July 31, 2024, the Company recorded capitalized non-employee stock compensation of $38,000 and $67,000. The Company recorded capitalized non-employee stock compensation of $93,000 and $116,000, for the three and six months ended July 31, 2023, respectively. The Company paid fees of $264,000 and $640,000 for services rendered by 180 Consulting during the three and six months ended July 31, 2024, respectively. For the three and six months ended July 31, 2023, the Company paid fees of $719,000 and $1,727,000, respectively, for services rendered by 180 Consulting.

Inclusive of the MSA executed with 180 Consulting are SOWs that provide for the Company to sublicense software through 180 Consulting that is owned by 121G. This is a services agreement for access to software that assists the Company in implementing and integrating with our clients’ technology. The license agreement is designed such that there is no material financial benefit that accrues to 121G. 180 Consulting licenses the software from 121G at cost. The Company paid approximately $82,000 and $223,000, and $264,000 and $381,000 for the SOWs that include the sublicense agreement for the three and six months ended July 31, 2024 and 2023, respectively, which are included in the aforementioned totals above.

Litigation

We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. We are not aware of any legal matters that are reasonably possible to have a material adverse effect on the Company’s condensed consolidated results of operations, financial position or cash flows.

NOTE 9 - RELATED PARTY TRANSACTIONS

Avelead Office Lease

The Company acquired Avelead on August 16, 2021. Accordingly, the Company assumed a lease for corporate office space from one of the selling shareholders of Avelead who was employed by the company through August 2023. This lease term ended February 2023. For the six months ended July 31, 2024 and 2023, the Company recorded rent expense of $0 and $6,000, respectively. There was no expense recorded in the three months ended July 31, 2024 and 2023. Refer to Note 3 – Business Combination for additional information.

Debt Private Placement

The following related parties participated in the Debt Private Placement (Refer to Note 5 – Debt for additional information):

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

On October 16, 2023, the Company announced it was executing a Strategic Restructuring designed to reduce expenses while maintaining the Company’s ability to expand its SaaS business. The Strategic Restructuring initiatives included a reduction in force, resulting in the termination of 26 employees, or approximately 24% of the Company’s workforce. To execute the Strategic Restructuring, the Company recorded $759,000 of expenses in the three months ending January 31, 2024, which consisted of approximately $731,000 in severance and other employee termination-related expenses and approximately $28,000 in incurred legal fees. As of July 31, 2024, the Company has recorded all expenses related to the Strategic Restructuring.

Results of Operations

Revenues

	Three Months Ended
($ in thousands):	July 31, 2024	July 31, 2023	Change	% Change

Software as a service	$3,078	$3,531	$(453)	(13)%
Maintenance and support	$883	1,100	(217)	(20)%
Professional fees and licenses	$515	1,139	(624)	(55)%
Total Revenues	$4,476	$5,770	$(1,294)	(22)%

	Six Months Ended
($ in thousands):	July 31, 2024	July 31, 2023	Change	% Change

Software as a service	$5,801	$6,706	$(905)	(13)%
Maintenance and support	1,773	2,257	(484)	(21)%
Professional fees and licenses	1,233	2,139	(906)	(42)%
Total Revenues	$8,807	$11,102	$(2,295)	(21)%

Software as a Service (SaaS) — Revenue from SaaS for the three and six months ended July 31, 2024 decreased by $453,000 and $905,000, respectively, compared to the prior year periods. A previously announced client non-renewal contributed to a decrease of $953,000 and $1,897,000 for the three and six months ended July 31, 2024, respectively. New clients on the Company’s eValuator and RevID products provided an offset to the negative impact of the client non-renewal. The Company expects relatively flat revenue in each quarter of fiscal 2024 as the Company delivers on executed agreements to replenish the lost revenue related to the non-renewal of the client contract.

The Company had approximately $2.9 million of annualized contract value of SaaS contracts to be implemented as of July 31, 2024. The Company is seeing improvements in the contract-to-implementation timelines compared to the prior year. The industry had been impacted by hospital personnel shortages and a backlog of hospital IT projects. Despite this positive trend, the Company remains uncertain how long the broader industry challenges will continue to affect our implementation schedules.

Maintenance and support — For the three and six months ended July 31, 2024, revenue from maintenance and support decreased by $217,000 and $484,000, respectively, compared to the prior year periods. As the Company continues to prioritize SaaS products, we anticipate maintenance and support revenue will decline in fiscal 2024 due to expected contract non-renewals and limited new sales.

Professional fees and licenses — Revenues from professional fees and licenses include proprietary software, term license, professional services and audit and coding services revenue. Total professional fees and license revenues for the three and six months ended July 31, 2024, decreased by $624,000 and $906,000, respectively, compared to the prior year periods. The Company has primarily shifted the business from perpetual software licenses to a SaaS model. Software license sales come solely from our channel partners; therefore, the periodic amounts are less predictable and consistent than recurring revenues.

For the three and six months ended July 31, 2024, revenue from professional services decreased by $431,000 and $585,000, respectively, compared to the prior year periods. Professional services for a subset of the Company's solutions, are recognized as the services are performed. The Company expects professional services revenue to fluctuate based on the timing and combination of products currently being implemented. For the six month period ending July 31, 2024, the Company saw an increase in license revenue of $61,000 compared to the same period in the prior year. The Company is primarily focused on growth of its SaaS products, and, accordingly, is not expecting growth in license revenue for the remainder of fiscal 2024.

For the three and six months ended July 31, 2024, revenue from audit services decreased by $189,000 and $379,000, respectively, compared to the prior year periods. The decrease was driven primarily by three clients no longer requiring the Company's assistance with audit services. Increased demand for audit services from existing clients resulted in an increase of audit services revenue of $112,000 for the six month period ending July 31, 2024, compared to the prior year period. The Company believes demand for its onshore, technically proficient coders and auditors in the marketplace is strong and that it has a competitive edge in providing audit and coding services as an offering with the eValuator solution as a technology-enabled service. To support the shifting demand among clients, the Company anticipates the audit and coding services to remain relatively flat throughout fiscal year 2024.

Cost of Sales

	Three Months Ended
(in thousands):	July 31, 2024	July 31, 2023	Change	% Change
Cost of software as a service	$1,495	$1,893	$(398)	(21)%
Cost of maintenance and support	43	32	11	34%
Cost of professional fees and licenses	840	1,022	(182)	(18)%
Total cost of sales	$2,378	$2,947	$(569)	(19)%

	Six Months Ended
(in thousands):	July 31, 2024	July 31, 2023	Change	% Change
Cost of software as a service	$2,844	$3,482	$(638)	(18)%
Cost of maintenance and support	84	121	(37)	(31)%
Cost of professional fees and licenses	1,727	2,130	(403)	(19)%
Total cost of sales	$4,655	$5,733	$(1,078)	(19)%

Cost of software as a service (SaaS) – The cost of SaaS consists of expenses associated with (i) amortization of capitalized software, (ii) royalties payable to third-parties for use of their coding related content, and (iii) personnel and network infrastructure required to deploy and support applications for each client. For the three and six months ended July 31, 2024, the cost of SaaS solutions decreased $398,000 and $638,000, compared to the prior year periods. The decrease is driven by lower infrastructure costs and lower contract and personnel costs. The amortization of capitalized software remained relatively unchanged. Certain expenses included in our cost of SaaS are tied to volumes. These expenses include coding tools supporting eValuator and a third-party system that translates data from the hospital system to the Company’s systems. The Company expects these costs of SaaS solutions to increase as revenue increases.

For the three and six months ended July 31, 2024, the cost of SaaS solutions includes non-cash charges of $556,000 and $1,101,000, respectively, related to the amortization of capitalized software. The Company expects margins related to SaaS solutions to increase in the future from clients currently in the process of implementation. Certain costs included in cost of SaaS, such as labor and third-party content providers, negatively impact gross margin before a client is fully implemented and revenue is recognized.

Cost of maintenance and support – The cost of maintenance and support includes compensation and benefits for client support personnel required to provide product support for clients on our CDI and Abstracting software licenses. For the three and six months ended July 31, 2024, the cost of maintenance and support increased by $11,000 and decreased by $37,000, respectively, compared to the prior year periods.

Cost of professional fees and licenses – The cost of professional fees and licenses includes the cost of software licenses, the cost of professional services and the cost of audit and coding services. The aggregate cost of professional fees and licenses decreased by $182,000 and $403,000, respectively, for the three and six months ended July 31, 2024, compared to the prior year periods.

The cost of professional fees includes compensation and benefits for personnel and related expenses. For the three and six months ended July 31, 2024, professional services costs increased by approximately $9,000 and decreased by $52,000, respectively, compared to the prior year periods. This decrease was driven by a reduction in staff resulting in lower personnel and third-party contractor costs. The costs of professional fees are expected to remain relatively flat throughout fiscal year 2024.

The cost of audit services includes compensation and benefits for internal audit services personnel, and related expenses. The costs for the three and six months ended July 31, 2024, decreased by approximately $202,000 and $364,000, respectively, compared to the prior year periods. The reduction of personnel and related expenses is a response to matching the shifting demand for the Company's audit services.

The cost of software licenses for the three and six months ended July 31, 2024, increased by $14,000 and $24,000, respectively, compared to the prior year periods due to the amortization of development costs related to the Company’s coding/CDI product. The Company expects the remaining capitalized Coding and CDI software license costs to be fully amortized by the end of fiscal 2024.

Selling, General and Administrative Expense

	Three Months Ended
($ in thousands):	July 31, 2024	July 31, 2023	Change	% Change
General and administrative expenses	$1,760	$2,804	$(1,044)	(37)%
Sales and marketing expenses	1,229	1,312	(83)	(6)%
Total selling, general, and administrative expense	$2,989	$4,116	$(1,127)	(27)%

	Six Months Ended
($ in thousands):	July 31, 2024	July 31, 2023	Change	% Change
General and administrative expenses	$4,006	$5,423	$(1,417)	(26)%
Sales and marketing expenses	2,175	2,534	(359)	(14)%
Total selling, general, and administrative expense	$6,181	$7,957	$(1,776)	(22)%

General and administrative expenses comprise various costs including compensation and associated benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenditures, amortization of intangible assets, and occupancy costs. For the three and six months ended July 31, 2024, the general and administrative expenses decreased by $1,044,000 and $1,417,000, respectively, compared to the prior year periods. The decrease was driven primarily by lower compensation and related benefits of approximately $508,000 and $930,000 for the three and six months ended July 31, 2024, respectively. The Company saw an increase in director fees and audit financial fees for the six months ended July 31, 2024, compared to the prior year period. Overall, despite some increases in specific areas, the Company is successfully implementing cost saving initiatives to its general and administrative expenses for the six months ended July 31, 2024.

Sales and marketing expenses primarily encompass compensation, associated benefits, travel and entertainment costs for our sales and marketing personnel. Additionally, sales and marketing expenses include costs from third parties related to advertising, marketing and trade show attendance. For the three and six months ended July 31, 2024, sales and marketing expenses decreased by $83,000 and $359,000, respectively, compared to the prior year periods. This decrease is primarily related to the Strategic Restructuring and is net of any severance expense incurred in the period. Overall, despite some increases in specific areas, the Company is successfully implementing cost saving initiatives to its sales and marketing expenses for the six months ended July 31, 2024.

Research and Development

	Three Months Ended
($ in thousands):	July 31, 2024	July 31, 2023	Change	% Change
Research and development expenses	$1,324	$1,305	$19	1%
Capitalized research and development cost	185	617	(432)	(70)%

	Six Months Ended
($ in thousands):	July 31, 2024	July 31, 2023	Change	% Change
Research and development expense	$2,435	$3,006	$(571)	(19)%
Capitalized research and development cost	402	1,021	(619)	(61)%

Research and development expenses consist primarily of compensation and related benefits and the use of independent contractors for specific near-term development projects. Research and development expenses for the three and six months ended July 31, 2024, increased by $19,000 and decreased by $571,000, respectively, compared to the prior year periods. The six months ended July 31, 2024, includes cost savings related to outside staff augmentation and headcount related expenses. The Company continues to focus research and development activities and make certain strategic investments on eValuator and RevID, its flagship SaaS solutions.

Capitalized research and development costs for the three and six months ended July 31, 2024, decreased by $432,000 and $619,000, respectively, compared to the prior year period.

Other Income (Expense)

	Three Months Ended
($ in thousands):	July 31, 2024	July 31, 2023	Change	% Change
Interest expense	$(496)	$(267)	$(229)	86%
Valuation adjustments	(91)	359	(450)	(125)%
Miscellaneous income (expense)	(1)	(1)	—	0%
Total other (expense) income	$(588)	$91	$(679)	(746)%

	Six Months Ended
($ in thousands):	July 31, 2024	July 31, 2023	Change	% Change
Interest expense	$(961)	$(515)	$(446)	87%
Valuation adjustments	(115)	723	(838)	(116)%
Miscellaneous income (expense)	(2)	31	(33)	(106)%
Total other (expense) income	$(1,078)	$239	$(1,317)	(551)%

Interest expense consists of interest associated with the term loan, notes payable, and their respective deferred financing costs, less interest related to capitalization of software. For the three and six months ended July 31, 2024, interest expense increased by $229,000 and $446,000, respectively. The increase was primarily attributable to interest accrued on the $4,400,000 of notes payable (See Note 5 – Debt).

Valuation adjustments (Refer to Note 2 – Summary of Significant Accounting Policies) are related to the liabilities associated with the Avelead acquisition and the common stock underlying the Warrants. For the three and six months ended July 31, 2024, the Company recorded valuation loss of $91,000 and gain of $44,000, for the Warrants, respectively. The valuation adjustments for the three and six months ended July 31, 2024, are attributable to the decrease in the value of the stock to be transferred to the holders and the corresponding effect on the Black Scholes pricing model for purposes of valuing the Warrants. There were no Warrant valuation adjustments in the three or six months ended July 31, 2023. For the six months ended July 31, 2024, the Company recorded a valuation loss of $159,000 related to the Avelead earnout liability, with no adjustment recorded in the three months ended July 31, 2024. For the three and six months ended July 31, 2023, the Company recorded valuation gains of $359,000 and $723,000, respectively, related to the Avelead earnout liability.

There was no miscellaneous income for the three and six months ended July 31, 2024. Miscellaneous income for the six months ended July 31, 2023, is primarily from the sublease of the Alpharetta location (Refer to Note 4 – Operating Leases of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”).

Provision for Income Taxes

We recorded an income tax benefit of $0 and income tax expense of $61,000 for the six months ended July 31, 2024 and 2023, respectively, which is comprised of estimated federal, state and local income tax provisions. The Company has a substantial amount of net operating losses for federal and state income tax purposes. The effective income tax rate on continuing operations of approximately 0% differs from our combined federal and state statutory rate of 24% primarily due to the full valuation allowance the Company currently maintains on its net deferred tax asset.

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

The following table reconciles EBITDA and Adjusted EBITDA to net loss for the three and six months ended July 31, 2024 and 2023 (amounts in thousands). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended		Six Months Ended
In thousands, except per share data	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023
Adjusted EBITDA Reconciliation
Net Loss	$(2,803)	$(2,515)	$(5,542)	$(5,416)
Interest expense	496	267	961	515
Income tax expense	—	8	—	61
Depreciation and amortization	1,056	1,050	2,073	2,081
EBITDA	$(1,251)	$(1,190)	$(2,508)	$(2,759)
Share-based compensation expense	533	537	1,032	1,109
Non-cash valuation adjustments	91	(359)	115	(723)
Acquisition-related costs, severance, and transaction-related bonuses	325	119	356	176
Other non-recurring charges	—	—	—	(33)
Adjusted EBITDA	$(302)	$(893)	$(1,005)	$(2,230)
Adjusted EBITDA margin (1)	(7)%	(15)%	(11)%	(20)%

(1)	Adjusted EBITDA as a percentage of GAAP net revenue.

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenue and collection of contractual amounts from customers, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter to quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and capital expenditures, which generally include computer hardware. Operations are funded with cash generated by operations and borrowings under credit facilities. Information concerning the Company’s assessment as a going concern is included in Note 1 – Basis of Presentation in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements.” Cash and cash equivalent balances at July 31, 2024 and January 31, 2024, were approximately $3,536,000 and $3,190,000, respectively.

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

The Second Amended and Restated Loan Agreement includes customary financial covenants, including the requirements that the Company achieve certain EBITDA levels and ratios, ARR net leverage ratios, and fixed charge coverage ratios. The Second Amended and Restated Loan Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including a cross default provision with the Second Amended and Restated Loan Agreement and a change of control default provision. As of July 31, 2024, the Company was in compliance with the financial covenants under the Second Amended and Restated Loan Agreement. However, the Company's current forecast projects the Company may not be able to maintain compliance with certain of its financial covenants under the Second Amended and Restated Loan Agreement in the future. See Note 1 - Basis of Presentation for detail regarding the Company’s assessment as a going concern.

Significant cash obligations

(in thousands)	July 31, 2024	January 31, 2024
Term loan (1)	$8,611	$9,066
Notes payable (2)	3,853	—
Acquisition earnout liability (3)	577	1,794
Line of credit (4)	—	1,500

(1)

Term loan balance is reported net of deferred financing costs of $52,000 and $69,000 as of July 31, 2024 and January 31, 2024, respectively, and financing cost payable of $164,000 and $135,000 as of July 31, 2024 and January 31, 2024, respectively. Refer to Note 5 – Debt for additional information. The term loan payable as of July 31, 2024 and January 31, 2024 was bank term debt under the Second Amended and Restated Loan Agreement.

(2)	Refer to Note 5 – Debt for additional information. The cash obligation is net of discounts on notes payable of $721,000 and deferred financing costs of $152,000.

(3)

The fair value of the acquisition earnout liability is based upon a probability-weighted discounted cash flow as of  January 31, 2024. As of July 31, 2024, the acquisition earnout liability reflects the cash balance which is expected to be paid out by October 31, 2024. Refer to Note 3 – Business Combination for additional information.

(4)	Refer to Note 5 – Debt for additional information. The outstanding balance on the line of credit was paid in full as of July 31, 2024.

Operating cash flow activities

	Six Months Ended
(in thousands)	July 31, 2024	July 31, 2023
Net loss	$(5,542)	$(5,416)
Non-cash adjustments to net loss	3,705	2,563
Cash impact of changes in assets and liabilities	957	1,917
Net cash (used in) provided by operating activities	$(880)	$(936)

The net cash used in operating activities increased during the six months ended July 31, 2024, compared to the prior year comparable period. The Company observed a slightly slower conversion of accounts receivable for the six months ended July 31, 2024, that contributed to the increase in cash used in operating activities.

Investing cash flow activities

	Six Months Ended
(in thousands)	July 31, 2024	July 31, 2023
Purchases of property and equipment	$—	$(47)
Capitalized software development costs	(426)	(1,026)
Net cash (used in) provided by investing activities	$(426)	$(1,073)

The cash used in investing activities for the six months ended July 31, 2024 and July 31, 2023, includes capitalized software development costs. The Company expects continued capitalizable projects associated with the Company’s flagship products; however, the rate of capitalization may temporarily remain constant or decrease as a result of the Strategic Restructuring announced in October 2023.

Financing cash flow activities

	Six Months Ended
(in thousands)	July 31, 2024	July 31, 2023
Proceeds from notes payable	4,400	$—
Proceeds from issuance of common stock	100	—
Payments for deferred financing costs	(86)	—
Repurchase of common shares to satisfy employee tax withholding	(77)	(252)
Repayment of bank term loan	(500)	(250)
Payments of acquisition earnout liabilities	(686)	—
Repayment of line of credit	(1,500)	—
Other	1	—
Net cash (used in) provided by financing activities	$1,652	$(502)

The cash used in financing activities for the six months ended July 31, 2024 and July 31, 2023, includes principal payments on the term loan related to the Second Amended and Restated Loan Agreement, repayment on the line of credit, payments of acquisition earnout liabilities, and the repurchase of common shares to satisfy employee tax withholding. The cash provided by financing activities for the six months ended July 31, 2024, includes proceeds received in connection with the issuance of the Notes in the Debt Private Placement, which closed in February 2024.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(c)) as of July 31, 2024. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2024, due to the material weakness described below.

Material Weakness in Internal Control Over Financial Reporting

The Company identified a material weakness in our internal control over financial reporting related to our accounting and classification for the warrants issued in connection with the debt private placement in February 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our internal control over financial reporting did not detect the proper accounting classification of the warrants issued in connection with the debt private placement. The change in the classification impacted initial allocation of proceeds for the transaction, the presentation and recognition of the warrants between equity and liability and the recognition of expenses allocated to the warrants originated. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of July 31, 2024.

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

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 19, 2024, the Company filed a Definitive Proxy Statement with the SEC which includes a proposal related to the approval of a reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of common stock at a ratio of any whole number between 1-for-5 and 1-for-15, at any time prior to October 4, 2024, with the exact ratio to be set within that range at the discretion of the Board of Directors. The primary goal of the Reverse Stock Split is to increase the trading price of our common stock to meet the Bid Price Requirement. However, even if our stockholders approve the Reverse Stock Split proposal and the Reverse Stock Split is effected, the effect of the Reverse Stock Split, if any, upon the market price of our common stock cannot be accurately predicted. In particular, there can be no assurance that the price per share of our common stock will increase in proportion to the reduction of the number of shares of our common stock outstanding before the implementation of the Reverse Stock Split. In addition, the Reverse Stock Split could be viewed negatively by the market and other factors and may adversely affect the market price of the shares of our common stock. Even if the market price of our common stock does rise following the Reverse Stock Split, there can be no assurance that the market price of our common stock immediately after the Reverse Stock Split will be maintained for any period of time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table sets forth information with respect to our repurchases of common stock during the three months ended July 31, 2024:

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
	Total		as Part of	Yet Be
	Number of		Publicly	Purchased
	Shares	Average	Announced	under the
	Purchased	Price Paid	Plans or	Plans or
	(1)	per Share	Programs	Programs
May 1 - May 31	35,219	$0.31	—	—
June 1 - June 30	—	—	—	—
July 1 - July 31	16,558	0.48	—	—
Total	51,777	$0.36	—	—

(1) Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended July 31, 2024.

Item 5. OTHER INFORMATION

During the three months ended July 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: September 12, 2024	By:	/s/ Benjamin L. Stilwill
Benjamin L. Stilwill President and Chief Executive Officer

DATE: September 12, 2024	By:	/s/ Bryant J. Reeves III
Bryant J. Reeves III
Chief Financial Officer