Form 10-Q
period 2024-10-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2024-12-20
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value per share, as of December 16, 2024, was 4,273,175.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	October 31, 2024	January 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$754,000	$3,190,000
Accounts receivable, net of allowance for credit losses of $59,000 and $86,000, respectively	2,824,000	4,237,000
Contract receivables	1,248,000	780,000
Prepaid and other current assets	567,000	629,000
Total current assets	5,393,000	8,836,000
Non-current assets:
Property and equipment, net of accumulated amortization of $328,000 and $291,000 respectively	52,000	88,000
Capitalized software development costs, net of accumulated amortization of $9,368,000 and $7,960,000, respectively	5,165,000	5,798,000
Intangible assets, net of accumulated amortization of $5,246,000 and $4,019,000, respectively	10,844,000	12,071,000
Goodwill	13,276,000	13,276,000
Other	1,236,000	1,666,000
Total non-current assets	30,573,000	32,899,000
Total assets	$35,966,000	$41,735,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(rounded to the nearest thousand dollars, except share and per share information)

	October 31, 2024	January 31, 2024
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,610,000	$1,253,000
Accrued expenses	1,518,000	2,023,000
Current portion of term loan	2,250,000	1,500,000
Deferred revenues	6,095,000	7,112,000
Acquisition earnout liability	377,000	1,794,000
Total current liabilities	11,850,000	13,682,000
Non-current liabilities:
Term loan, net of current portion and deferred financing costs	5,883,000	7,566,000
Line of credit	—	1,500,000
Notes payable, net of deferred financing costs	4,129,000	—
Deferred revenues, less current portion	190,000	173,000
Total non-current liabilities	10,202,000	9,239,000
Total liabilities	22,052,000	22,921,000
Commitments and contingencies – Note 8
Stockholders’ equity:
Common stock, $0.01 par value per share, 85,000,000 shares authorized; 4,265,821 and 3,929,446 shares issued and outstanding, respectively	43,000	39,000
Additional paid in capital	137,588,000	134,474,000
Accumulated deficit	(123,717,000)	(115,699,000)
Total stockholders’ equity	13,914,000	18,814,000
Total liabilities and stockholders’ equity	$35,966,000	$41,735,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenues:
Software as a service	$2,933,000	$3,924,000	$8,734,000	$10,630,000
Maintenance and support	878,000	1,070,000	2,651,000	3,327,000
Professional fees and licenses	608,000	1,139,000	1,841,000	3,278,000
Total revenues	4,419,000	6,133,000	13,226,000	17,235,000
Operating expenses:
Cost of software as a service	1,512,000	1,677,000	4,356,000	5,159,000
Cost of maintenance and support	42,000	129,000	127,000	250,000
Cost of professional fees and licenses	831,000	1,072,000	2,558,000	3,202,000
Selling, general and administrative expense	2,880,000	4,122,000	9,060,000	12,079,000
Research and development	1,134,000	1,304,000	3,569,000	4,310,000
Impairment of goodwill	—	9,813,000	—	9,813,000
Impairment of long-lived assets	—	963,000	—	963,000
Total operating expenses	6,399,000	19,080,000	19,670,000	35,776,000
Operating loss	(1,980,000)	(12,947,000)	(6,444,000)	(18,541,000)
Other (expense) income:
Interest expense	(496,000)	(266,000)	(1,457,000)	(781,000)
Valuation adjustments	—	1,182,000	(115,000)	1,905,000
Other	—	—	(2,000)	31,000
Loss before income taxes	(2,476,000)	(12,031,000)	(8,018,000)	(17,386,000)
Income tax benefit	—	120,000	—	59,000
Net loss	$(2,476,000)	$(11,911,000)	$(8,018,000)	$(17,327,000)
Basic and Diluted Earnings Per Share:
Net loss per common share – basic and diluted	$(0.61)	$(3.15)	$(2.01)	$(4.61)
Weighted average number of common shares – basic and diluted	4,055,268	3,780,689	3,981,406	3,756,420

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

			Additional		Total
	Common stock	Common stock	paid in	Accumulated	stockholders’
	(Shares)	(Amount)	capital	deficit	equity

Balance at January 31, 2024	3,929,446	$39,000	$134,474,000	$(115,699,000)	$18,814,000
Restricted stock issued	81,000	1,000	(1,000)	—	—
Restricted stock forfeited	(3,224)	—	—	—	—
Surrender of shares	(9,273)	—	(67,000)	—	(67,000)
Share-based compensation	—	—	529,000	—	529,000
Issuance of common stock	123,502	1,000	769,000	—	770,000
Offering expenses	—	—	(4,000)	—	(4,000)
Net loss	—	—	—	(2,739,000)	(2,739,000)
Balance at April 30, 2024	4,121,451	$41,000	$135,700,000	$(118,438,000)	$17,303,000

Restricted stock issued	113,769	1,000	(1,000)	—	—
Restricted stock forfeited	(18,817)	—	—	—	—
Surrender of shares	(3,452)	—	(10,000)	—	(10,000)
Share-based compensation	—	—	571,000	—	571,000
Cashless exercise of warrants	7,317	—	—	—	—
Warrant liability reclassification	—	—	837,000	—	837,000
Net loss	—	—	—	(2,803,000)	(2,803,000)
Balance at July 31, 2024	4,220,268	$42,000	$137,097,000	$(121,241,000)	$15,898,000

Restricted stock issued	54,801	1,000	(1,000)	—	—
Restricted stock forfeited	(8,445)	—	—	—	—
Surrender of shares	(803)	—	—	—	—
Share-based compensation	—	—	492,000	—	492,000
Net loss	—	—	—	(2,476,000)	(2,476,000)
Balance at October 31, 2024	4,265,821	$43,000	$137,588,000	$(123,717,000)	$13,914,000

			Additional		Total
	Common stock	Common stock	paid in	Accumulated	stockholders’
	(Shares)	(Amount)	capital	deficit	equity

Balance at January 31, 2023	3,837,560	$38,000	$132,511,000	$(97,038,000)	$35,511,000
Restricted stock issued	79,061	1,000	(1,000)	—	—
Restricted stock forfeited	(1,893)	—	—	—	—
Surrender of shares	(5,888)	—	(179,000)	—	(179,000)
Share-based compensation	—	—	595,000	—	595,000
Adoption of ASU 2016-13	—	—	—	36,000	36,000
Net loss	—	—	—	(2,901,000)	(2,901,000)
Balance at April 30, 2023	3,908,840	$39,000	$132,926,000	$(99,903,000)	$33,062,000

Restricted stock issued	25,714	—	—	—	—
Restricted stock forfeited	(5,133)	—	—	—	—
Surrender of shares	(3,337)	—	(73,000)	—	(73,000)
Share-based compensation	—	—	630,000	—	630,000
Net loss	—	—	—	(2,515,000)	(2,515,000)
Balance at July 31, 2023	3,926,084	$39,000	$133,483,000	$(102,418,000)	$31,104,000

Restricted stock issued	11,736	—	—	—	—
Restricted stock forfeited	(15,940)	—	—	—	—
Surrender of shares	(2,535)	—	(19,000)	—	(19,000)
Share-based compensation	—	—	577,000	—	577,000
Net loss	—	—	—	(11,911,000)	(11,911,000)
Balance at October 31, 2023	3,919,345	$39,000	$134,041,000	$(114,329,000)	$19,751,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

	Nine Months Ended October 31,
	2024	2023
Net loss	$(8,018,000)	$(17,327,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,594,000	3,264,000
Accrued interest expense - notes payable	507,000	—
Valuation adjustments	115,000	(1,905,000)
Benefit for deferred income taxes	—	(104,000)
Share-based compensation expense	1,483,000	1,626,000
Impairment of goodwill	—	9,813,000
Impairment of long-lived assets	—	963,000
Provision for credit losses	(58,000)	—
Changes in assets and liabilities:
Accounts and contract receivables	1,003,000	4,299,000
Other assets	(116,000)	(65,000)
Accounts payable	357,000	109,000
Accrued expenses and other liabilities	(505,000)	(417,000)
Deferred revenue	(1,000,000)	(2,417,000)
Net cash used in operating activities	(2,638,000)	(2,161,000)
Cash flows from investing activities:
Purchases of property and equipment	—	(47,000)
Capitalization of software development costs	(667,000)	(1,562,000)
Net cash used in investing activities	(667,000)	(1,609,000)
Cash flows from financing activities:
Repayment of bank term loan	(1,000,000)	(500,000)
Repayment of line of credit	(1,500,000)	—
Proceeds from issuance of common stock	100,000	—
Proceeds from notes payable	4,400,000	—
Proceeds from line of credit	—	500,000
Payments of acquisition earnout liabilities	(886,000)	—
Payments for deferred financing costs	(168,000)	—
Repurchase of common shares to satisfy employee tax withholding	(77,000)	(271,000)
Net cash provided (used in) by financing activities	869,000	(271,000)
Net decrease in cash and cash equivalents	(2,436,000)	(4,041,000)
Cash and cash equivalents at beginning of period	3,190,000	6,598,000
Cash and cash equivalents at end of period	$754,000	$2,557,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2024

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

The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The condensed consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and each of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent annual report on Form 10-K. Operating results for the three and nine months ended October 31, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2025.

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

As of October 31, 2024, the Company had approximately $12.3 million of total outstanding debt associated with its term loan and private placement notes payables, $2.3 million of which is classified as a current liability. The Company’s ability to refinance its existing debt is based upon credit markets and economic forces that are outside of its control. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company.

The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

Reverse Stock Split

On September 25, 2024, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a 1-for-15 reverse stock split pursuant to which each 15 shares of the Company’s issued and outstanding common stock immediately prior to the effective time, which was 12:01 am Eastern Daylight Time on October 4, 2024, were combined into one share of the Company’s common stock, without effecting a change to the par value per share of Common Stock. The Company’s common stock began trading on a split-adjusted basis when the market opened on October 4, 2024.

The Reverse Stock Split did not change the Company's authorized number of shares of common stock. The Reverse Stock Split did not change the par value of the common stock, therefore, the Company recorded an increase to additional paid in capital of $551,000 as of January 31, 2024 and an offsetting adjustment to the carrying value of common stock. No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who would otherwise have been entitled to receive a fractional share instead received a cash payment equal to the fraction of a share of common stock in lieu of such fractional share. Proportionate adjustments were made to the number of shares authorized under the Company’s equity incentive plans, the number of shares subject to any award or purchase right under the Company’s equity incentive plans, and the exercise price or purchase price with respect to any stock option award or purchase right under the Company’s equity incentive plans. All shares of the Company’s common stock, stock-based instruments and per-share data included in these condensed consolidated financial statements have been retrospectively adjusted as though the Reverse Stock Split has been effected prior to all periods presented. All of the Company's equity incentive plans included existing conversion language in the event of a stock split and thus did not result in modification accounting or additional incremental expense as a result of this transaction.

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

The table below provides the Level 3 roll-forward on the fair value of our acquisition earnout liability for the nine months ended October 31, 2024. There was no Level 3 roll-forward activity for the three months ended October 31, 2024.

Nine-months ended
October 31, 2024
Beginning balance	$1,794,000
Settlement – common stock	(690,000)
Settlement – cash	(447,000)
Realized loss	159,000
Transfer out	(817,000)
Ending balance	$—

The value of the Company’s acquisition earnout liability at October 31, 2024, represents the remaining cash obligation of $377,000. The Company reached an agreement with the former owners of Avelead to settle the cash obligation by making periodic payments. The remaining outstanding amounts were originally contractually due by October 31, 2024.

The fair value of the Company’s term loan under its Second Amended and Restated Loan and Security Agreement (as amended and modified, the “Second Amended and Restated Loan Agreement”) was determined through an analysis of the interest rate spread from the date of closing the loan ( August 2021) to the date of the most recent balance sheets, October 31, 2024 and January 31, 2024. The term loan bears interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The prime rate is variable and, thus accommodates changes in the market interest rate. However, the interest rate spread (the 1.5% added to the Prime Rate) is fixed. We estimated the impact of the changes in the interest rate spread by analogizing the effect of the change in the published “Corporate Bond Rates,” reduced for any changes in the market interest rate. This provided us with an estimated change to the interest rate spread of approximately 0.5% from the date we entered the Second Amended and Restated Loan Agreement for the term loan. The fair value of the Company's term loan as of October 31, 2024 and January 31, 2024, was estimated to be $7,821,000 and $8,807,000, respectively, or a discount to book value of $179,000 and $193,000, respectively. The fair value of the Company's term loan represents a Level 2 measurement.

The estimated fair value of the Company’s notes payable under its private placement notes payables was determined through an analysis of the interest rate spread from the date of closing of the private placement ( February 7, 2024) to the date of the most recent balance sheet, October 31, 2024. The Company estimated the yield of a 30-month treasury by interpolating the yields of the 1-month through 10-year treasury yields on February 7, 2024 (the “Issuance Date”) and the measurement date. A High Yield Index Option Adjusted Spread, as published by the Federal Reserve Bank of St. Louis, for the same dates was added to the treasury yield spread to calculate a High-Yield Spread Adjusted 30-Month Rate. This provided an estimated change to the effective interest rate spread of approximately 0.98% less than the Issuance Date. The fair value of the Company's notes payable as of October 31, 2024, was estimated to be $4,096,000, or a discount to book value of $33,000. The fair value of the Company's notes payable represents a Level 2 measurement.

The estimated fair value of the warrant liability is calculated using a Black-Scholes pricing model. The model input uses the warrant strike prices of $5.70 and $5.85, market prices on the measurement dates ($5.10 as of  February 7, 2024, $4.50 as of  April 30, 2024, and $4.95 as of May 7, 2024) plus assumptions and model inputs for expected term, historical volatility and risk-free interest rate impact the fair value estimate. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical data (such as, volatility factor and expected term). The warrants carry a term of 48 months and the Company assumes they are held until expiration. The risk-free rate was determined from the U.S. Treasury published daily treasury yields corresponding with the remaining expected term which ranged between 4% - 5%. The Company’s common stock volatility was estimated between 91% - 92% utilizing its historical average closing price for preceding trading days equal to expected term remaining.

Using this methodology, the Company recorded an opening warrant liability of $881,000 as of February 7, 2024. Re-measurements as of April 30, 2024 and May 7, 2024 are reflected under the “Valuation adjustments” header on the condensed consolidated statement of operations as a valuation gain of $44,000 for the nine months ending October 31, 2024. There was no valuation adjustment recorded in the three months ended October 31, 2024. As of May 7, 2024, the Company had eliminated the potential cash settlement feature that caused liability accounting ensuring the warrants will be settled with shares, and accordingly, the warrants met the criteria for equity classification and reclassified $837,000 to paid in capital after a final re-measurement.

Revenue Recognition

We derive revenue from the sale of internally-developed software, either by licensing for local installation or by a SaaS delivery model, through the Company’s direct sales force or through third-party resellers. Licensed, locally-installed software customers on a perpetual model utilize the Company’s support and maintenance services for a separate fee, whereas term-based locally installed license fees and SaaS fees include support and maintenance. We also derive revenue from professional services that support the implementation, configuration, training and optimization of the applications, as well as audit services and consulting services.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Three Months Ended		Nine Months Ended
	October 31, 2024	October 31, 2023	October 31, 2024	October 31, 2023
Over time revenue	$4,419,000	$6,133,000	$13,091,000	$17,161,000
Point in time revenue	—	—	135,000	74,000
Total revenue	$4,419,000	$6,133,000	$13,226,000	$17,235,000

 The Company includes revenue categories of (i) SaaS, (ii) maintenance and support, (iii) professional services, and (iv) audit services as over time revenue. For point in time revenue, the performance obligation is recognized as the point in time when the obligation is fully satisfied. The Company includes software licenses as point in time revenue.

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenue includes payments received in advance of performance under the contract. The Company’s contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. During the three and nine months ended October 31, 2024, the Company recognized approximately $1,253,000 and $5,878,000, respectively, in revenue from deferred revenues outstanding as of January 31, 2024. Revenue allocated to remaining performance obligations was $30,068,000 as of October 31, 2024, of which the Company expects to recognize approximately 46% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

The Company defers the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the period of expected benefit which is the contractual term. As of October 31, 2024 and January 31, 2024, the Company had deferred costs of $68,000 and $77,000, respectively, net of accumulated amortization of $147,000 and $102,000, respectively. Amortization expense of these costs was $44,000 and $59,000 for the nine months ended October 31, 2024 and 2023, respectively, and is included in cost of SaaS in the condensed consolidated statements of operations. For the three months ended October 31, 2024 and 2023, the Company had amortization expense of $11,000 and $24,000, respectively.

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

As of October 31, 2024 and January 31, 2024, deferred commission costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totaled $1,157,000 and $1,461,000, respectively. Amortization expense associated with deferred sales commissions, which is included in selling, general and administrative expense in the condensed consolidated statements of operations, was $141,000 and $129,000 for the three months ended October 31, 2024 and 2023, respectively. For the nine months ended October 31, 2024 and 2023, the amortization expense associated with deferred sales commissions was $450,000 and $383,000, respectively. For the three and nine months ended October 31, 2024, the Company recorded an impairment of $93,000 for deferred commission costs. For the three and nine months ended October 31, 2023, the Company recorded an impairment of $35,000 for deferred commission costs.

Allowance for Credit Losses

The Company estimates current expected credit losses based on historical credit loss rates and applied an increase to account for future economic conditions. The changes in the Company’s allowance for credit losses is as follows:

	January 31, 2024	CECL Adoption	Provision adjustments	Write-offs & Recoveries	October 31, 2024
Allowance for credit losses	$86,000	$—	(58,000)	31,000	$59,000

	January 31, 2023	CECL Adoption	Provision adjustments	Write-offs & Recoveries	October 31, 2023
Allowance for credit losses	$132,000	$(36,000)	$—	$—	$96,000

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period, and forfeitures are recognized as incurred. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the entity had paid cash for the goods or services. The Company incurred total compensation expense related to share-based awards for the three and nine months ended October 31, 2024, of $451,000 and $1,483,000 respectively, net of $41,000 and $109,000, respectively, of capitalized non-employee stock compensation, compared to share-based compensation expense of $517,000 and $1,626,000, respectively, net of $60,000 and $176,000, respectively, of capitalized non-employee stock compensation, for the three and nine months ended October 31, 2023.

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

The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market closing price per share on the grant date. For the three and nine months ended October 31, 2024, the Company issued 333 and 181,321 shares of restricted common stock, respectively, compared to 2,999 and 92,562 shares of restricted common stock for the three and nine months ended October 31, 2023, respectively. The Company expenses the compensation cost of these awards as the restriction period lapses.

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

On July 18, 2024, the Company, as a component of the Board awards discussed above, executed a Restricted Stock Agreement (the “Restricted Stock Agreement”) to issue 13,333 shares of restricted stock with a market vesting condition to a member of the Board. The shares will vest on the date the stock closes at a fair market value of at least $26.25 per share.

On September 4, 2024, the Restricted Stock Agreement was amended to rescind 6,666 shares of restricted stock. The remaining shares will vest in full upon the stock closing at a fair market value of at least $26.25 per share, but no earlier than July 18, 2025. The award modification was reevaluated using the same Monte Carlo valuation model and input as the original grant with a change to account for the minimum vesting period. The impacts of the modification were immaterial.

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

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. The Company believes it has appropriately accounted for any uncertain tax positions as of October 31, 2024.

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

The following is the calculation of the basic and diluted net loss per share of common stock for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	October 31, 2024	October 31, 2023	October 31, 2024	October 31, 2023
Basic and diluted loss per share:
Net loss	$(2,476,000)	$(11,911,000)	$(8,018,000)	$(17,327,000)
Basic and diluted net loss per share of common stock	$(0.61)	$(3.15)	$(2.01)	$(4.61)
Weighted average shares outstanding – basic and diluted (1)(2)	4,055,268	3,780,689	3,981,406	3,756,420

(1)

Includes the effect of vested and excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of October 31, 2024 and 2023, there were 220,327 and 132,013 unvested restricted shares of common stock outstanding, respectively.

(2)

Diluted net loss per share excludes the effect of shares that are anti-dilutive. For the three and nine months ended October 31, 2024, diluted earnings per share excludes 4,396 outstanding stock options, 220,327 unvested restricted shares of common stock, and 237,027 shares of common stock issuable through the exercise of warrants. For the three and nine months ended October 31, 2023, diluted earnings per share excludes 27,919 outstanding stock options and 132,013 unvested restricted shares of common stock.

Restructuring

On October 16, 2023, the Company announced it was executing a strategic restructuring (the "Strategic Restructuring") designed to reduce expenses while maintaining the Company’s ability to expand its SaaS business. The Strategic Restructuring initiatives included a reduction in force, resulting in the termination of 26 employees, or approximately 24% of the Company’s workforce. To execute the Strategic Restructuring, the Company incurred one-time restructuring costs associated with the workforce reduction of $759,000, and the Company has recognized all expenses associated with the Strategic Restructuring as of the end of fiscal 2023. The costs pertain to severance and other employee termination-related costs and various professional fees the Company required to assist with execution of the Strategic Restructuring. For the nine months ended October 31, 2024, there were no costs incurred or accrued related to the Strategic Restructuring. The following is a reconciliation of the Strategic Restructuring liability reflected on the Company’s condensed consolidated balance sheet under “accrued expenses.”

	(in thousands)
					As of October 31, 2024
	Accrued Balance as of	2024	2024	Accrued Balance as of	Total Costs	Total
	January 31, 2024	Expenses to Date	Cash Payments	October 31, 2024	Incurred to Date	Expected Costs
Severance expense
Cost of sales	$—	$—	$—	$—	$154	$154
Selling, general, and administrative	74	—	(74)	—	350	350
Research and development	—	—	—	—	227	227
Total severance expense	$74	$—	$(74)	$—	$731	$731
Professional fees	—	—	—	—	28	28
Total	$74	$—	$(74)	$—	$759	$759

	(in thousands)

	Accrued Balance as of	2023	2023	Accrued Balance as of
	January 31, 2023	Expenses to Date	Cash Payments	October 31, 2023
Severance expense
Cost of sales	$—	$154	$—	$154
Selling, general, and administrative	—	350	—	350
Research and development	—	227	—	227
Total severance expense	$—	$731	$—	$731
Professional fees	—	18	—	18
Total	$—	$749	$—	$749

Non-Cash Items

For the three and nine months ended October 31, 2024 and 2023, the Company recorded a change in capitalized software purchased with stock, totaling $41,000 and $109,000, and $60,000 and $176,000, respectively, as non-cash items as it relates to non-cash investing activities in the condensed consolidated statements of cash flow.

For the nine months ended October 31, 2024, the Company settled the second year acquisition earnout liability in connection with the Avelead acquisition with the issuance of common shares in the amount of $690,000, issued warrants in the amount of $881,000 as debt discounts, settled the warrant liability of $837,000 with an equity based warrant, deferred financing costs for the Notes (refer to Note 5 – Debt) in the amount of $20,000 that was capitalized and paid in fiscal year 2023, and professional fees for the Common Stock Private Placement (refer to Note 7 – Equity) in the amount of $4,000, respectively, as non-cash items as it relates to financing activities in the condensed consolidated statements of cash flows. The Company did not have any similar non-cash financing activities in the nine months ended October 31, 2023.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which improves financial reporting by requiring public entities to disclose additional information about specific expense categories in the notes of the financial statements at interim and annual reporting period. ASU 2024-03 is effective for all public entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The adoption of this ASU is expected to improve reporting and does not have an overall material impact on our financial disclosures.

NOTE 3 — BUSINESS COMBINATION

Avelead Acquisition

The Company acquired all the equity interests of Avelead Consulting, LLC (“Avelead”) as part of the Company’s strategic expansion into the acute-care health care revenue cycle management industry (the “Transaction”). The Transaction was completed on August 16, 2021.

As of January 31, 2024, the estimated aggregate value of the second year earnout consideration was $1,794,000. On March 27, 2024, the Company issued 105,958 unregistered securities in the form of restricted common stock, par value $0.01 per share, with respect to the second year earnout consideration. For the three and nine months ended October 31, 2024, the Company made cash payments of $200,000 and $887,000 respectively, related to the second year earnout consideration. The remaining outstanding amounts were originally contractually due by October 31, 2024. The remaining cash liability is reflected on the Company’s condensed consolidated balance sheet as “acquisition earnout liability” and totaled $377,000 as of October 31, 2024.

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

The Company has moved to a virtual office model and does not have a physical office space. Membership agreements and daily space rentals are leveraged by the Company when groups need to meet in person with the costs expensed as incurred. For the three and nine months ended October 31, 2024 and 2023, the Company recorded $9,000 and $25,000, respectively, and $6,000 and $16,000, respectively, related to such office space rentals.

Alpharetta Office Lease

On October 1, 2021, the Company entered into an agreement with a third-party to sublease its office space in Alpharetta, Georgia. The sublease term was for 18 months, which coincided with the Company’s underlying lease (see below). The Company received $292,000 from the sublessee over the term of the sublease. The sublease did not relieve the Company of its original obligation under the lease, and therefore the Company did not adjust the operating lease right-of-use asset and related liability. The sublease terminated on March 31, 2023. For the nine months ended October 31, 2024 and 2023, the Company recorded $0 and $32,000, respectively, as other income related to the sublease. There was no income related to the sublease in the three months ended October 31, 2024 and 2023.

The Company entered into a lease for office space in Alpharetta, Georgia, on March 1, 2020. The lease terminated on March 31, 2023. At inception, the Company recorded a right-of use asset of $540,000, and related current and long-term operating lease obligation in the accompanying consolidated balance sheet. The Company used a discount rate of 6.5% to determine the lease liability. For the nine months ended October 31, 2024 and 2023, the Company had lease operating costs of approximately $0 and $32,000, respectively. There was no expense related to lease operating costs in the three months ended October 31, 2024 and 2023.

Suwanee Office Lease

Upon acquiring Avelead on August 16, 2021 (refer to Note 3 – Business Combination), the Company assumed an operating lease agreement for the corporate office space of Avelead. The lessor is an entity controlled by one of the Sellers and that Seller is a former employee of the Company. The initial 36-month term lease commenced March 1, 2019, and expired on February 28, 2022. The Company previously renewed the lease for an additional 12-month term which expired February 28, 2023, and was not renewed. For the nine months ended October 31, 2024 and 2023, the Company recorded rent expense of $0 and $6,000, respectively. There was no expense recorded for the three months ended October 31, 2024 and 2023.

NOTE 5 — DEBT

Outstanding principal balances consisted of the following at October 31, 2024:

	October 31, 2024	January 31, 2024
Term loan	$8,000,000	$9,000,000
Financing cost payable	177,000	135,000
Less: Deferred financing cost	(44,000)	(69,000)
Total	8,133,000	9,066,000
Less: Current portion of term loan	(2,250,000)	(1,500,000)
Non-current portion of term loan	$5,883,000	$7,566,000

	October 31, 2024	January 31, 2024
Notes payable and accrued interest	$4,907,000	$—
Less: Discount on notes payable	(642,000)	—
Less: Deferred financing costs	(136,000)	—
Total	4,129,000	—
Less: Current portion of notes payable	—	—
Non-current portion of notes payable	$4,129,000	$—

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

On November 13, 2024, the Company executed the Fifth Modification to Second Amended and Restated Loan and Security Agreement (the “Fifth Modification”) that amended, among other things, the Minimum Adjusted EBITDA and Maximum ARR Net Leverage Ratio covenants. Refer to Note 11 – Subsequent Events for additional information regarding the Fifth Modification.

The Second Amended and Restated Loan Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including a cross default provision with the Second Amended and Restated Loan Agreement and a change of control default provision. The line of credit also is subject to customary prepayment requirements. Substantially all the assets of the Company are collateralized by the Second Amended and Restated Loan Agreement. For the period ended October 31, 2024, the Company was not in compliance with certain covenants under the Second Amended and Restated Loan and Security Agreement. Subsequent to the period ended October 31, 2024, the Company entered into the Fifth Modification, whereby certain covenants were modified. As a result, the Company was in compliance with all modified debt covenants. However, the Company’s current forecast projects the Company may not be able to maintain compliance with certain of its financial covenants under the Second Amended and Restated Loan Agreement in the future. Refer to Note 1 – Basis of Presentation for detail regarding the Company’s assessment as a going concern.

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

Debt Private Placement

On February 1, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors, including certain directors and officers of the Company (collectively, the “Investors”), pursuant to which the Company agreed to sell to the Investors unsecured subordinated promissory notes (the “Notes”) in the aggregate principal amount of $4.4 million and warrants (the “Warrants”) to purchase up to an aggregate of 267,728 shares of the Company’s common stock in a private placement (the “Debt Private Placement”). The closing of the Debt Private Placement occurred on February 7, 2024 (the “Closing Date”).

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

Warrants

The Warrants have an exercise price of $5.70 (except for Warrants issued to the Company’s directors and officers which have an exercise price of $5.85), are immediately exercisable, and will expire on the fourth anniversary of the Closing Date. The Warrants are subject to customary adjustments for certain transactions affecting the Company’s capitalization. The terms of the Warrants preclude a holder thereof from exercising such holder’s Warrants, and the Company from giving effect to such exercise, if after giving effect to the issuance of common stock upon such exercise, the holder (together with the holder’s affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon such exercise.

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

The Warrants contain a registration rights provision for the Company to provide the Warrant holder with registered common stock upon their exercise of a Warrant. If the Company is not able to deliver registered common stock for exercised Warrants that results in the Warrant holder acquiring registered common stock, then the Warrant holder has the discretion to request the Company remit cash compensation up to the corresponding purchase price. Accordingly, the Company determined the feature required liability accounting treatment upon issuance. On May 7, 2024, the Company filed a Registration Statement on Form S-3 (Registration No. 333-279190), as amended by that certain Pre-Effective Amendment No. 1 to Form S-3 filed on May 24, 2024 (collectively, the “Registration Statement”), for purpose of registering for resale 267,728 shares of common stock underlying the Warrants. The Registration Statement was declared effective by the SEC on June 10, 2024. The filing of the Registration Statement eliminated the potential cash settlement feature that caused liability accounting ensuring the Warrants will be settled with shares, and accordingly, the Warrants met the criteria for equity classification and reclassified them to paid in capital after a final re-measurement.

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

NOTE 6 — INCOME TAXES

Income tax expense was $0 for the nine months ended October 31, 2024, compared to income tax benefit of $59,000 in the prior year comparable period. The effective income tax rate on continuing operations of approximately 0% differs from our combined federal and state statutory rate of 24% primarily due to the full valuation allowance the Company currently maintains on its net deferred tax asset.

The Company has recorded $346,000 and $340,000 in reserves for uncertain tax positions as of October 31, 2024 and January 31, 2024, respectively.

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

NOTE 7 — EQUITY

Common Stock Private Placement

On February 6, 2024, the Company completed the sale of 17,543 shares of the Company’s common stock to Matthew W. Etheridge at a purchase price of $5.70 per share for an aggregate purchase price of $100,000 (the “Common Stock Private Placement”). Mr. Etheridge became a director of the Company subsequent to the closing of the Debt Private Placement.

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

The Company allocated the total proceeds of the Common Stock Private Placement across the underlying components. As a result, $77,000 of net proceeds, comprised of $81,000 of the proceeds less $4,000 of issuance costs, were recorded for the Common Stock Private Placement as equity.

Registration of Shares Issued to 180 Consulting

On June 28, 2023, the Company filed a Registration Statement on Form S-3 (Registration No. 333-272993) for purpose of registering for resale 26,275 shares of common stock issued to 180 Consulting, LLC (“180 Consulting”). The Registration Statement was declared effective by the SEC on July 10, 2023.

On May 7, 2024, the Company filed a Registration Statement on Form S-3 (Registration No. 333-279190), as amended by that certain Pre-Effective Amendment No. 1 to Form S-3 filed on May 24, 2024, for purpose of registering for resale 37,647 shares of common stock issued to 180 Consulting. The Registration Statement was declared effective by the SEC on June 10, 2024.

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

The 2024 Plan permits the grant of any or all of the following types of awards to grantees: stock options, including non-qualified options and incentive stock options (“ISOs”); stock appreciation rights (“SARs”); restricted stock; deferred stock and restricted stock units; performance units and performance shares; dividend equivalents; and other stock-based awards. Eligible grantees include employees, officers, non-employee consultants and non-employee directors of the Company and its affiliates. A total of 449,260 shares of common stock were initially available for issuance under the 2024 Plan.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Consulting Agreement with 180 Consulting, LLC

On March 19, 2020, the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, pursuant to which 180 Consulting has provided and will continue to provide a variety of consulting services in support of eValuator products including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, through separate executed statements of work (“SOWs”). On September 20, 2021, the Company entered into a separate MSA in support of Avelead products. As of December 2023, all outstanding SOWs under both MSAs were effectively replaced by two new SOWs. As of October 31, 2024, there were three active SOWs under the eValuator MSA. One of the active SOWs includes the ability to earn stock at a conversion rate to be calculated 20 days after the execution of the related SOW. The MSA includes a termination clause upon a 90-day written notice. While no related party has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to the Company under the MSA and the SOWs may share workspace and administrative costs with 121G Consulting, LLC (“121G”). Mr. Green is a “member” of 121G, and, accordingly, has a financial interest in that entity. 180 Consulting earned 85,221 and 23,879 shares for the nine months ended October 31, 2024 and 2023, respectively, and has earned an aggregate of 183,875 shares of the Company’s common stock through October 31, 2024. For the three months ended October 31, 2024 and 2023, 180 Consulting earned 30,753 and 6,669 shares, respectively. For services rendered by 180 Consulting during the three and nine months ended October 31, 2024, the Company incurred fees of $642,000 and $1,965,000. The Company incurred fees of $639,000 and $2,558,000 for services rendered by 180 Consulting during the three and nine months ended October 31, 2023, respectively. For the three and nine months ended October 31, 2024, the Company recorded capitalized non-employee stock compensation of $41,000 and $109,000. The Company recorded capitalized non-employee stock compensation of $60,000 and $176,000, for the three and nine months ended October 31, 2023, respectively. The Company paid fees of $582,000 and $1,472,000 for services rendered by 180 Consulting during the three and nine months ended October 31, 2024, respectively. For the three and nine months ended October 31, 2023, the Company paid fees of $626,000 and $2,354,000, respectively, for services rendered by 180 Consulting.

Inclusive of the MSA executed with 180 Consulting are SOWs that provide for the Company to sublicense software through 180 Consulting that is owned by 121G. This is a services agreement for access to software that assists the Company in implementing and integrating with our clients’ technology. The license agreement is designed such that there is no material financial benefit that accrues to 121G. 180 Consulting licenses the software from 121G at cost. The Company paid approximately $230,000 and $453,000, and $87,000 and $468,000 for the SOWs that include the sublicense agreement for the three and nine months ended October 31, 2024 and 2023, respectively, which are included in the aforementioned totals above.

Litigation

We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. We are not aware of any legal matters that are reasonably possible to have a material adverse effect on the Company’s condensed consolidated results of operations, financial position or cash flows.

NOTE 9 - RELATED PARTY TRANSACTIONS

Avelead Office Lease

The Company acquired Avelead on August 16, 2021. Accordingly, the Company assumed a lease for corporate office space from one of the selling shareholders of Avelead who was employed by the company through August 2023. This lease term ended February 2023. For the nine months ended October 31, 2024 and 2023, the Company recorded rent expense of $0 and $6,000, respectively. There was no expense recorded in the three months ended October 31, 2024 and 2023. Refer to Note 3 – Business Combination for additional information.

Debt Private Placement

The following related parties participated in the Debt Private Placement (Refer to Note 5 – Debt for additional information):

Name of Investor	Investment Amount	Warrants Granted
121G, LLC (1)	$1,000,000	59,829
Matthew W. Etheridge (2)	1,000,000	61,403
Jonathan R. Phillips (3)	50,000	2,991
The Ferayorni Family Trust (4)	500,000	29,914

(1) The securities held in the account of 121G, LLC (“121G”) may be deemed to be beneficially owned by Wyche “Tee” Green, III, the managing member of 121G. Mr. Green serves as Executive Chairman of the Company and is a member of the Board.

(2) Mr. Etheridge became a member of the Board subsequent to the closing of the Debt Private Placement.
(3) Mr. Phillips is a member of the Board.
(4) The securities held in the account of The Ferayorni Family Trust may be deemed to be beneficially owned by Justin J. Ferayorni as co-trustee of The Ferayorni Family Trust. Mr. Ferayorni is a member of the Board.

Common Stock Private Placement

On February 6, 2024, the Company completed the sale of 17,543 shares of the Company’s common stock to Matthew Etheridge at a purchase price of $5.70 per share for an aggregate purchase price of $100,000. Mr. Etheridge became a director of the Company subsequent to the closing of the Debt Private Placement.

NOTE 10 - GOODWILL AND INTANGIBLE ASSETS

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

During the quarter ended  October 31, 2024, the Company's market capitalization fell below the Company's carrying value of equity for a prolonged period of time (the “2024 Triggering Event”). Based on the 2024 Triggering Event, the Company identified indicators of possible impairment and initiated testing using a valuation date of October 31, 2024. The impairment tests were conducted under guidance of ASC Topic 360, Impairment and Disposal of Long-Lived Assets (“ASC 360”) for certain long-lived assets, including capitalized contract costs, developed technology, client relationships and trade names, and in accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”) with respect to the reporting unit’s goodwill.

In October 2023, the Company was notified by a legacy client of its intent to not renew its contract as of its end date on December 31, 2023. The Company also announced the acceleration of its Strategic Restructuring that was designed to reduce costs while maintaining the Company’s ability to expand its SaaS business. Both the client termination and the execution of the Strategic Restructuring were announced on October 16, 2023. Following these announcements, the Company’s share price declined significantly (collectively, the “2023 Triggering Events”). Based on the 2023 Triggering Events, the Company identified indicators of possible impairment and initiated testing using a valuation date of October 31, 2023. The impairment tests were conducted under guidance of ASC 360 for certain long-lived assets, including capitalized contract costs, developed technology, client relationships and trade names, and in accordance with ASC 350.

Goodwill

The Company has one reporting unit for purposes of evaluation of goodwill. Impairment testing was performed under the guidance of ASC 350 and utilized a discounted debt-free net cash flow (“DCF”) method under the income approach and the market capitalization method (“MCM”) under the market approach. The sum of the weighted values of each method was used to derive the fair value of the Company’s equity.

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

Based on the impairment test following the 2024 Triggering Event, the Company concluded that its goodwill was not impaired as of October 31, 2024. Based on the impairment test following the 2023 Triggering Events, the Company concluded that its goodwill was impaired as of October 31, 2023, based on the weighted combination of the DCF and MCM value estimates which resulted in a calculated fair value lower than the equity carrying value. The Company recorded an impairment of goodwill in the amount of $9,813,000 reported as “Goodwill Impairment” on its Condensed Consolidated Statement of Operations for the nine-month period ended October 31, 2023.

The changes in the carrying amount of goodwill were as follows for the nine-month period ended October 31, 2023:

Nine Months Ended
October 31, 2023
Balance as of January 31, 2023	$23,089,000
Impairment	(9,813,000)
Balance as of October 31, 2023	$13,276,000

Intangible Assets

ASC 360 defines a multi-step process to test long-lived assets, including intangible assets, for recoverability that if failed would indicate impairment. First, the Company must consider whether indicators of impairment of long-lived assets are present, which the Company determined the 2023 Triggering Events in conjunction with preparation of its financial statements for the three and nine months ended October 31, 2023, provided such indication.

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

The Company determined the lowest level of discrete cash flows is at the reporting unit level, and all remaining long-lived assets (excluding the Abandoned Asset) and goodwill would represent its only asset group. Recoverability is assessed by comparing that the sum of the discrete undiscounted cash flows exceeds the carrying value of the asset group. The undiscounted cash flow projections are based on the primary asset in the asset group that include forecasts of future operating results based on internal budgets and strategic plans to investment in working capital to support anticipated revenue growth.

The undiscounted cash flows for the long-lived assets were above the carrying amounts indicating that the long-lived asset group is recoverable and no further impairment to long-lived assets exists as of October 31, 2023. For the three-month period ended October 31, 2023, the Company recorded $963,000 as “Impairment of long-lived assets” on its Condensed Consolidated Statement of Operations to adjust the Abandoned Asset to its salvage value of zero. There was no impairment to long-lived assets for the three-month period ending October 31, 2024.

NOTE 11- SUBSEQUENT EVENTS

Loan Modification

On November 13, 2024, the Company executed the Fifth Modification to Second Amended and Restated Loan and Security Agreement. The Fifth Modification updated the definition of “Adjusted EBITDA” and amended certain financial covenants as follows:

a.

Maximum ARR Net Leverage Ratio. Commencing with the month ended September 30, 2024, Borrowers’ ARR Net Leverage Ratio, measured on a monthly basis as of the last day of each month, shall not be greater than the amount set forth under the heading “Maximum ARR Net Leverage Ratio” as of, and for each of the dates appearing adjacent to such “Maximum ARR Net Leverage Ratio.”

Maximum
ARR Net Leverage
Month Ending	Ratio
September 30, 2024	0.68 to 1.00
October 31, 2024	0.66 to 1.00
November 30, 2024	0.64 to 1.00
December 31, 2024	0.60 to 1.00
January 31, 2025	0.35 to 1.00
April 30, 2025	0.35 to 1.00

b.

Minimum Adjusted EBITDA. Commencing with the month ended September 30, 2024, Borrowers shall maintain Adjusted EBITDA, measured on a monthly basis as of the last day of each month, in an amount not less than the amounts (or, in the case of amounts set forth in parentheses, no worse than the amounts) set forth under the heading “Minimum Adjusted EBITDA” as of, and for each of the dates appearing adjacent to such “Minimum Adjusted EBITDA.”

Minimum
Month Ending	Adjusted EBITDA
September 30, 2024	$(225,000)
October 31, 2024	(500,000)
November 30, 2024	(150,000)
December 31, 2024	(100,000)
January 31, 2025 and on the last day of each month thereafter through April 30, 2025	0

The Fifth Modification also requires the Company to pay certain fees to Western Alliance Bank in connection with the extension of credit and subsequent repayment of obligations due to Western Alliance Bank under the Second Amended and Restated Loan and Security Agreement. The foregoing fees, if any, will be due and payable on the earlier of (i) August 26, 2026, and (ii) the date on which the Company repays in full all obligations due to Western Alliance Bank under the Second Amended and Restated Loan and Security Agreement.

Line of Credit Draw

On November 20, 2024, the Company received a $1,000,000 draw from its revolving line of credit under the Second Amended and Restated Loan Agreement as detailed in Note 5 – Debt.

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

Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 and in our subsequent filings with the SEC, and include among others, the following:

●	competitive products and pricing;

●	product demand and market acceptance;

●	entry into new markets;

●	new product and services development and commercialization;

●	key strategic alliances with vendors and channel partners that resell our products;

●	uncertainty in continued relationships with customers due to termination rights;

●	our ability to control costs;

●	availability, quality and security of products produced, and services provided by third-party vendors;

●	the healthcare regulatory environment;

●	potential changes in legislation, regulation and government funding affecting the healthcare industry;

●	healthcare information systems budgets;

●	availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems;

●	the success of our relationships with channel partners;

●	fluctuations in operating results;

●	our ability to continue as a going concern;

●	our future cash needs and, if and when required, our ability to obtain additional debt and/or equity financing on terms acceptable to us;

●	the consummation of resources in researching acquisitions, business opportunities or financings and capital market transactions;

●	the failure to adequately integrate past and future acquisitions into our business;

●	critical accounting policies and judgments;

●	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other standard-setting organizations;

●	changes in economic, business and market conditions impacting the healthcare industry and the markets in which we operate;

●	impairment of our goodwill and other intangible assets;

●	the extent to which health epidemics and other outbreaks of communicable diseases could disrupt our operations and/or materially and adversely affect our business and financial conditions;

●	our ability to maintain compliance with the terms of our credit facilities; and

●	our ability to maintain compliance with the continued listing standards of the Nasdaq Capital Market (“Nasdaq”).

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

Overview

On October 16, 2023, the Company announced it was executing a Strategic Restructuring designed to reduce expenses while maintaining the Company’s ability to expand its SaaS business. The Strategic Restructuring initiatives included a reduction in force, resulting in the termination of 26 employees, or approximately 24% of the Company’s workforce. To execute the Strategic Restructuring, the Company recorded $749,000 of expenses in the three months ending October 31, 2023, which consisted of approximately $731,000 in severance and other employee termination-related expenses and approximately $18,000 in incurred legal fees. As of October 31, 2024, the Company has recorded all expenses related to the Strategic Restructuring.

Recent Developments

Reverse Stock Split

On September 25, 2024, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a 1-for-15 reverse stock split pursuant to which each 15 shares of the Company’s issued and outstanding common stock immediately prior to the effective time, which was 12:01 am Eastern Daylight Time on October 4, 2024, were combined into one share of the Company’s common stock, without effecting a change to the par value per share of Common Stock (the “Reverse Stock Split”). The Company’s common stock began trading on a split-adjusted basis when the market opened on October 4, 2024.

The Reverse Stock Split did not change the Company's authorized number of shares of common stock. No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who would otherwise have been entitled to receive a fractional share instead received a cash payment equal to the fraction of a share of common stock in lieu of such fractional share. Proportionate adjustments were made to the number of shares authorized under the Company’s equity incentive plans, the number of shares subject to any award or purchase right under the Company’s equity incentive plans, and the exercise price or purchase price with respect to any stock option award or purchase right under the Company’s equity incentive plans. All shares of the Company’s common stock, stock-based instruments and per-share data included in this Quarterly Report on Form 10-Q have been retrospectively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.

Loan Modification

On November 13, 2024, the Company executed the Fifth Modification to Second Amended and Restated Loan and Security Agreement. Refer to Item 1 – Subsequent Events for additional information regarding the Fifth Modification.

Results of Operations

Revenues

	Three Months Ended
($ in thousands):	October 31, 2024	October 31, 2023	Change	% Change

Software as a service	$2,933	$3,924	$(991)	(25)%
Maintenance and support	$878	1,070	(192)	(18)%
Professional fees and licenses	$608	1,139	(531)	(47)%
Total Revenues	$4,419	$6,133	$(1,714)	(28)%

	Nine Months Ended
($ in thousands):	October 31, 2024	October 31, 2023	Change	% Change

Software as a service	$8,734	$10,630	$(1,896)	(18)%
Maintenance and support	2,651	3,327	(676)	(20)%
Professional fees and licenses	1,841	3,278	(1,437)	(44)%
Total Revenues	$13,226	$17,235	$(4,009)	(23)%

Software as a Service (SaaS) — Revenue from SaaS for the three and nine months ended October 31, 2024 decreased by $991,000 and $1,896,000, respectively, compared to the prior year periods. A previously announced client non-renewal contributed to a decrease of $1,156,000 and $3,053,000 for the three and nine months ended October 31, 2024, respectively. New clients on the Company’s eValuator and RevID products provided an offset to the negative impact of the client non-renewal. The Company expects relatively flat quarterly revenue through the fourth quarter of fiscal 2024 as the Company delivers on executed agreements to replenish the lost revenue related to the non-renewal of the client contract.

The Company had approximately $2.1 million of annualized contract value of SaaS contracts to be implemented as of October 31, 2024. The industry continues to be impacted by hospital personnel shortages and a backlog of hospital IT projects. The Company is seeing improvements in the contract-to-implementation timelines compared to the prior year. Despite this positive trend, the Company remains uncertain how long the broader industry challenges will continue to affect our implementation schedules.

Maintenance and support — For the three and nine months ended October 31, 2024, revenue from maintenance and support decreased by $192,000 and $676,000, respectively, compared to the prior year periods. As the Company continues to prioritize SaaS products, we anticipate maintenance and support revenue will continue to decline for the remainder of fiscal 2024 compared to fiscal 2023 due to expected contract non-renewals and limited new sales.

Professional fees and licenses — Revenues from professional fees and licenses include proprietary software, term license, professional services and audit and coding services revenue. Total professional fees and license revenues for the three and nine months ended October 31, 2024, decreased by $531,000 and $1,437,000, respectively, compared to the prior year periods. The Company has primarily shifted the business from perpetual software licenses to a SaaS model. Software license sales come solely from our channel partners; therefore, the periodic amounts are less predictable and consistent than recurring revenues.

For the three and nine months ended October 31, 2024, revenue from professional services decreased by $347,000 and $935,000, respectively, compared to the prior year periods. Professional services for a subset of the Company's solutions, are recognized as the services are performed. The Company expects professional services revenue to fluctuate based on the timing and combination of products currently being implemented. For the nine month period ending October 31, 2024, the Company saw an increase in license revenue of $61,000 compared to the same period in the prior year. The Company is primarily focused on growth of its SaaS products, and, accordingly, is not expecting growth in license revenue for the remainder of fiscal 2024.

For the three and nine months ended October 31, 2024, revenue from audit services decreased by $184,000 and $563,000, respectively, compared to the prior year periods. The decrease was driven primarily by three clients no longer requiring the Company's assistance with audit services. Increased demand for audit services from existing and new eValuator clients resulted in an increase of audit services revenue of $246,000 for the nine-month period ending October 31, 2024, compared to the prior year period. The Company believes demand for its onshore, technically proficient coders and auditors in the marketplace is strong and that it has a competitive edge in providing audit and coding services as an offering with the eValuator solution as a technology-enabled service. To support the shifting demand among clients, the Company anticipates the audit and coding services to remain relatively flat throughout the remainder of fiscal 2024.

Cost of Sales

	Three Months Ended
(in thousands):	October 31, 2024	October 31, 2023	Change	% Change
Cost of software as a service	$1,512	$1,677	$(165)	(10)%
Cost of maintenance and support	42	129	(87)	(67)%
Cost of professional fees and licenses	831	1,072	(241)	(22)%
Total cost of sales	$2,385	$2,878	$(493)	(17)%

	Nine Months Ended
(in thousands):	October 31, 2024	October 31, 2023	Change	% Change
Cost of software as a service	$4,356	$5,159	$(803)	(16)%
Cost of maintenance and support	127	250	(123)	(49)%
Cost of professional fees and licenses	2,558	3,202	(644)	(20)%
Total cost of sales	$7,041	$8,611	$(1,570)	(18)%

Cost of software as a service (SaaS) – The cost of SaaS consists of expenses associated with (i) amortization of capitalized software, (ii) royalties payable to third-parties for use of their coding related content, and (iii) personnel and network infrastructure required to deploy and support applications for each client. For the three and nine months ended October 31, 2024, the cost of SaaS solutions decreased $165,000 and $803,000, compared to the prior year periods. The decrease is driven by lower infrastructure costs and lower contract and personnel costs. The amortization of capitalized software remained relatively unchanged. Certain expenses included in our cost of SaaS are tied to volumes. These expenses include coding tools supporting eValuator and a third-party system that translates data from the hospital system to the Company’s systems. The Company expects these costs of SaaS solutions to increase as revenue increases.

For the three and nine months ended October 31, 2024, the cost of SaaS solutions includes non-cash charges of $625,000 and $1,726,000, respectively, related to the amortization of capitalized software. The Company expects margins related to SaaS solutions to increase in the future from clients currently in the process of implementation. Certain costs included in cost of SaaS, such as labor and third-party content providers, negatively impact gross margin before a client is fully implemented and revenue is recognized.

Cost of maintenance and support – The cost of maintenance and support includes compensation and benefits for client support personnel required to provide product support for clients on our CDI and Abstracting software licenses. For the three and nine months ended October 31, 2024, the cost of maintenance and support decreased by $87,000 and $123,000, respectively, compared to the prior year periods.

Cost of professional fees and licenses – The cost of professional fees and licenses includes the cost of software licenses, the cost of professional services and the cost of audit and coding services. The aggregate cost of professional fees and licenses decreased by $241,000 and $644,000, respectively, for the three and nine months ended October 31, 2024, compared to the prior year periods.

The cost of professional fees includes compensation and benefits for personnel and related expenses. For the three and nine months ended October 31, 2024, professional services costs decreased by approximately $52,000 and $115,000, respectively, compared to the prior year periods. This decrease was driven by a reduction in staff resulting in lower personnel and third-party contractor costs. The costs of professional fees are expected to remain relatively flat throughout the remainder of fiscal year 2024.

The cost of audit services includes compensation and benefits for internal audit services personnel, and related expenses. The costs for the three and nine months ended October 31, 2024, decreased by approximately $203,000 and $568,000, respectively, compared to the prior year periods. The reduction of personnel and related expenses is a response to matching the shifting demand for the Company's audit services.

The cost of software licenses for the three and nine months ended October 31, 2024, increased by $14,000 and $39,000, respectively, compared to the prior year periods due to the amortization of development costs related to the Company’s coding/CDI product. The Company expects the remaining capitalized Coding and CDI software license costs to be fully amortized by the end of fiscal 2024.

Selling, General and Administrative Expense

	Three Months Ended
($ in thousands):	October 31, 2024	October 31, 2023	Change	% Change
General and administrative expenses	$2,087	$2,798	$(711)	(25)%
Sales and marketing expenses	793	1,324	(531)	(40)%
Total selling, general, and administrative expense	$2,880	$4,122	$(1,242)	(30)%

	Nine Months Ended
($ in thousands):	October 31, 2024	October 31, 2023	Change	% Change
General and administrative expenses	$6,092	$8,220	$(2,128)	(26)%
Sales and marketing expenses	2,968	3,859	(891)	(23)%
Total selling, general, and administrative expense	$9,060	$12,079	$(3,019)	(25)%

General and administrative expenses comprise various costs including compensation and associated benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenditures, amortization of intangible assets, and occupancy costs. For the three and nine months ended October 31, 2024, the general and administrative expenses decreased by $711,000 and $2,128,000, respectively, compared to the prior year periods. The decrease was driven primarily by lower compensation and related benefits, severance and contractor expense of approximately $687,000 and $1,713,000 for the three and nine months ended October 31, 2024, respectively. The Company saw an increase in director fees and audit financial fees for the nine months ended October 31, 2024, compared to the prior year period.

Sales and marketing expenses primarily encompass compensation, associated benefits, travel and entertainment costs for our sales and marketing personnel. Additionally, sales and marketing expenses include costs from third parties related to advertising, marketing and trade show attendance. For the three and nine months ended October 31, 2024, sales and marketing expenses decreased by $531,000 and $891,000, respectively, compared to the prior year periods. This decrease is primarily related to the Strategic Restructuring and is net of any severance expense incurred in the period.

Research and Development

	Three Months Ended
($ in thousands):	October 31, 2024	October 31, 2023	Change	% Change
Research and development expenses	$1,134	$1,304	$(170)	(13)%
Capitalized research and development cost	236	535	(299)	(56)%

	Nine Months Ended
($ in thousands):	October 31, 2024	October 31, 2023	Change	% Change
Research and development expense	$3,569	$4,310	$(741)	(17)%
Capitalized research and development cost	638	1,556	(918)	(59)%

Research and development expenses consist primarily of compensation and related benefits and the use of independent contractors for specific near-term development projects. Research and development expenses for the three and nine months ended October 31, 2024, decreased by $170,000 and $741,000, respectively, compared to the prior year periods. The nine months ended October 31, 2024, includes cost savings related to outside staff augmentation and headcount related expenses. The Company continues to focus research and development activities and make certain strategic investments on eValuator and RevID, its flagship SaaS solutions.

Capitalized research and development costs for the three and nine months ended October 31, 2024, decreased by $299,000 and $918,000, respectively, compared to the prior year period.

Impairment of Goodwill

	Three Months Ended
($ in thousands):	October 31, 2024	October 31, 2023	Change	% Change
Impairment of Goodwill	$—	$9,813	$(9,813)	(100)%

	Nine Months Ended
($ in thousands):	October 31, 2024	October 31, 2023	Change	% Change
Impairment of Goodwill	$—	$9,813	$(9,813)	(100)%

Based on the 2023 Triggering Events and in conjunction with its preparation of its financial statements for the three and nine months ended October 31, 2023, the Company tested the reporting unit’s goodwill for possible impairment as of October 31, 2023. Refer to the Goodwill section of Note 10 — Goodwill and Intangible Assets of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for more information on the goodwill impairment testing.

The Company concluded that goodwill was impaired based on the weighted combination of the DCF and MCM value estimates which resulted in a calculated fair value lower than its carrying value. The Company recorded an impairment of goodwill in the amount of $9,813,000 for the three and nine-month periods ended October 31, 2023, with no goodwill impairments reported in the three and nine-month periods ended October 31, 2024.

Impairment of long-lived assets

	Three Months Ended
($ in thousands):	October 31, 2024	October 31, 2023	Change	% Change
Impairment of long-lived assets	$—	$963	$(963)	(100)%

	Nine Months Ended
($ in thousands):	October 31, 2024	October 31, 2023	Change	% Change
Impairment of long-lived assets	$—	$963	$(963)	(100)%

Based on the 2023 Triggering Events and in conjunction with its preparation of its financial statements for the three and nine months ended October 31, 2023, the Company tested long-lived assets, including intangible assets, for recoverability that, if failed, would indicate impairment. The Company, in reviewing long-lived assets to define asset group(s), identified an abandoned asset. A separate long-lived asset for “client relationships” related to Avelead was no longer going to be used following the Company’s determination that these services were not part of its core offerings going forward. The Company adjusted the abandoned asset’s carrying value to its salvage value which would be zero given no future cash flows.

Refer to the Intangible Assets section of Note 10 — Goodwill and Intangible Assets of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements” for more information on the long-lived asset impairment testing.

For the three and nine-month periods ended October 31, 2023, the Company recorded $963,000 representing the impairment of the Abandoned Asset with no other long-lived impairments reported in the three and nine-month periods ended October 31, 2024.

Other Income (Expense)

	Three Months Ended
($ in thousands):	October 31, 2024	October 31, 2023	Change	% Change
Interest expense	$(496)	$(266)	$(230)	86%
Valuation adjustments	—	1,182	(1,182)	(100)%
Miscellaneous income (expense)	—	—	—	100%
Total other (expense) income	$(496)	$916	$(1,412)	(154)%

	Nine Months Ended
($ in thousands):	October 31, 2024	October 31, 2023	Change	% Change
Interest expense	$(1,457)	$(781)	$(676)	87%
Valuation adjustments	(115)	1,905	(2,020)	(106)%
Miscellaneous income (expense)	(2)	31	(33)	(106)%
Total other (expense) income	$(1,574)	$1,155	$(2,729)	(236)%

Interest expense consists of interest associated with the term loan, notes payable, and their respective deferred financing costs, less interest related to capitalization of software. For the three and nine months ended October 31, 2024, interest expense increased by $230,000 and $676,000, respectively. The increase was primarily attributable to interest accrued on the $4,400,000 of notes payable (Refer to Note 5 – Debt).

Valuation adjustments (Refer to Note 2 – Summary of Significant Accounting Policies) are related to the liabilities associated with the Avelead acquisition and the common stock underlying the Warrants. For the nine months ended October 31, 2024, the Company recorded a valuation gain of $44,000, for the Warrants. The valuation adjustments for the nine months ended October 31, 2024, are attributable to the decrease in the value of the stock to be transferred to the holders and the corresponding effect on the Black Scholes pricing model for purposes of valuing the Warrants. There were no Warrant valuation adjustments in the three and nine months ended October 31, 2023 and, 2024, respectively. For the nine months ended October 31, 2024, the Company recorded a valuation loss of $159,000 related to the Avelead earnout liability, with no adjustment recorded in the three months ended October 31, 2024. For the three and nine months ended October 31, 2023, the Company recorded valuation gains of $1,182,000 and 1,905,000, respectively, related to the Avelead earnout liability.

There was no miscellaneous income for the three and nine months ended October 31, 2024. Miscellaneous income for the nine months ended October 31, 2023, is primarily from the sublease of the Alpharetta location (Refer to Note 4 – Operating Leases of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”).

Provision for Income Taxes

We recorded an income tax expense of $0 and income tax benefit of $59,000 for the nine months ended October 31, 2024 and 2023, respectively, which is comprised of estimated federal, state and local income tax provisions. The Company has a substantial amount of net operating losses for federal and state income tax purposes. The effective income tax rate on continuing operations of approximately 0% differs from our combined federal and state statutory rate of 24% primarily due to the full valuation allowance the Company currently maintains on its net deferred tax asset.

Use of Non-GAAP Financial Measures

In order to provide investors with greater insight and allow for a more comprehensive understanding of the information used by management and the Board in its financial and operational decision-making, the Company has supplemented the condensed consolidated financial statements presented on a GAAP basis in this Report with the following non-GAAP financial measures: EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define: (i) EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA as net earnings (loss) before net interest expense, income tax expense (benefit), depreciation, amortization, share-based compensation expense, valuation adjustments, restructuring charges, transaction related expenses and other expenses that do not relate to our core operations such as severances and impairment charges; and (iii) Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of GAAP net revenue. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a supplemental understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the Board, and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure (primarily interest charges), asset base (primarily depreciation and amortization), items outside the control of the management team (taxes) and expenses that do not relate to our core operations including: transaction-related expenses (such as professional and advisory services), corporate restructuring expenses (such as severances) and other operating costs that are expected to be non-recurring. Adjusted EBITDA removes the impact of share-based compensation expense, which is another non-cash item.

The Board and management also use these measures (i) as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and (ii) as a performance evaluation metric in determining achievement of certain executive and associate incentive compensation programs.

Our lender uses a measurement that is similar to the Adjusted EBITDA measurement described herein to assess our operating performance. The lender under our Second Amended and Restated Loan Agreement requires delivery of compliance reports certifying compliance with financial covenants, certain of which are based on a measurement that is similar to the Adjusted EBITDA measurement reviewed by our management and Board.

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

The following table reconciles EBITDA and Adjusted EBITDA to net loss for the three and nine months ended October 31, 2024 and 2023 (amounts in thousands). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended		Nine Months Ended
In thousands, except per share data	October 31, 2024	October 31, 2023	October 31, 2024	October 31, 2023
Adjusted EBITDA Reconciliation
Net Loss	$(2,476)	$(11,911)	$(8,018)	$(17,327)
Interest expense	496	266	1,457	781
Income tax expense (benefit)	—	(120)	—	(59)
Depreciation and amortization	1,187	1,105	3,260	3,186
EBITDA	$(793)	$(10,660)	$(3,301)	$(13,419)
Share-based compensation expense	451	517	1,483	1,626
Impairment of goodwill	—	9,813	—	9,813
Impairment of long-lived assets	—	963	—	963
Non-cash valuation adjustments	—	(1,182)	115	(1,905)
Acquisition-related costs, severance, and transaction-related bonuses	16	213	372	389
Restructuring charges	—	749	—	749
Other non-recurring charges	—	—	—	(33)
Adjusted EBITDA	$(326)	$413	$(1,331)	$(1,817)
Adjusted EBITDA margin (1)	(7)%	7%	(10)%	(11)%

(1)	Adjusted EBITDA as a percentage of GAAP net revenue.

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

Goodwill and Intangible Assets

The Company completed its annual goodwill assessment for fiscal year 2024 and 2023 as of October 31, 2024, and October 31, 2023, respectively. The Company used a weighted sum of income and market approaches to determine the fair value of the Company’s goodwill. Under the income approach, the fair value was based on the present value of the estimated debt-free, discounted cash flows that the reporting unit is expected to generate. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate was based on the weighted average cost of capital appropriate for the Company.

During the quarter ended October 31, 2024, the Company's market capitalization fell below the Company's carrying value of equity for a prolonged period of time. Based on the 2024 Triggering Event, the Company identified indicators of possible impairment and initiated testing using a valuation date of October 31, 2024. The impairment test was conducted under guidance of ASC 360 for certain long-lived assets, including capitalized contract costs, developed technology, client relationships and trade names, and in accordance with ASC 350 with respect to the reporting unit’s goodwill. The results of the impairment test showed the fair value of the reporting unit was approximately 20% higher than the equity carrying value, resulting in no goodwill impairment.

In the third quarter of fiscal 2023, the Company received notice from a significant SaaS client of its intent not to renew its contract following the expiration of the then-current term on December 31, 2023. The Company also announced the acceleration of the Strategic Restructuring to reduce costs while maintaining the Company’s ability to expand its SaaS business. Following these announcements, the Company's share price declined significantly. Based on the 2023 Triggering Events, the Company identified indicators of possible impairment and initiated testing using a valuation date of October 31, 2023. The impairment test was conducted under guidance of ASC 360 for certain long-lived assets, including capitalized contract costs, developed technology, client relationships and trade names, and in accordance with ASC 350. The results of the impairment test showed the fair value of the reporting unit was lower than the carrying value, resulting in a $9.8 million goodwill impairment charge. As of January 31, 2024, no further impairment was required for goodwill. The remaining goodwill balance of the Company after recording the goodwill impairment charge is $13.3 million.

During the third quarter of fiscal 2023, the Company also assessed whether the carrying amounts of the Company’s long-lived assets may not be recoverable and, therefore, impaired. The Company's assessment resulted in an impairment charge of $1.0 million, primarily attributable to client relationships related to a subset of consulting related services the Company expects will not be a core part of its business going forward. The impairment charge was calculated using the asset’s salvage value as it was considered no longer held for use.

The fair value of the Company's reporting unit and intangible assets is subjective in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. If the Company does not achieve its forecasts or the Company’s share price declines further, it is possible the goodwill of the Company could be deemed to be impaired in a future period.

The risks and potential impacts on the fair value of the Company's goodwill and long-lived assets are included in the risk factor disclosures referenced under “Item 1A. Risk Factors”.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenue and collection of contractual amounts from customers, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter to quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and capital expenditures, which generally include computer hardware. Operations are funded with cash generated by operations and borrowings under credit facilities. Information concerning the Company’s assessment as a going concern is included in Note 1 – Basis of Presentation in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements.” Cash and cash equivalent balances at October 31, 2024 and January 31, 2024, were approximately $754,000 and $3,190,000, respectively.

The Company has liquidity through its Second Amended and Restated Loan Agreement (as amended and modified, the "Second Amended and Restated Loan Agreement") described in more detail in Note 5 – Debt in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements." Under the Second Amended and Restated Loan Agreement, the Company has a term loan facility with an initial, maximum, principal amount of $10,000,000. Amounts outstanding under the Second Amended and Restated Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The Company executed a Second Modification to Second Amended and Restated Loan Agreement (the “Second Modification”) on November 29, 2022, which amended the covenants under the Second Amended and Restated Loan Agreement expanded the Company’s total borrowing to include a $2,000,000 non-formula revolving line of credit. The revolving line of credit will be co-terminus with the term loan and matures on August 26, 2026. The Company executed the Third Modification and Fourth Modification on February 7, 2024 and April 5, 2024, respectively (collectively, the “Third and Fourth Modifications”). The Third Modification and Fourth Modification reestablished certain customary financial covenants for the Second Amended and Restated Loan Agreement. Refer to Note 5 – Debt for information regarding the Second Amended and Restated Loan Agreement, Second Modification, Third Modification and Fourth Modification.

The Second Amended and Restated Loan Agreement includes customary financial covenants, including the requirements that the Company achieve certain EBITDA levels and ratios, ARR net leverage ratios, and fixed charge coverage ratios. The Second Amended and Restated Loan Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including a cross default provision with the Second Amended and Restated Loan Agreement and a change of control default provision. For the period ended October 31, 2024, the Company was not in compliance with the covenants under the Second Amended and Restated Loan and Security Agreement. Subsequent to the period ended October 31, 2024, the Company entered into the Fifth Modification whereby certain covenants were modified. As a result, the Company was in compliance with all modified debt covenants. However, the Company's current forecast projects the Company may not be able to maintain compliance with certain of its financial covenants under the Second Amended and Restated Loan Agreement in the future. We have been dependent on sales of our equity securities and debt financing to meet our ongoing cash requirements. There can be no assurances that we would be able to obtain debt or equity financing when needed, on terms acceptable to the Company, or at all, and our failure to raise additional capital in amounts and on terms sufficient to fund our operations could limit our ability to continue operations. Refer to Note 1 – Basis of Presentation for detail regarding the Company’s assessment as a going concern.

On November 13, 2024, the Company executed the Fifth Modification to Second Amended and Restated Loan and Security Agreement. Refer to Note 11 – Subsequent Events for additional information regarding the Fifth Modification.

Significant cash obligations

(in thousands)	October 31, 2024	January 31, 2024
Term loan (1)	$8,133	$9,066
Notes payable (2)	4,129	—
Acquisition earnout liability (3)	377	1,794
Line of credit (4)	—	1,500

(1)

Term loan balance is reported net of deferred financing costs of $44,000 and $69,000 as of October 31, 2024 and January 31, 2024, respectively, and financing cost payable of $178,000 and $135,000 as of October 31, 2024 and January 31, 2024, respectively. Refer to Note 5 – Debt for additional information. The term loan payable as of October 31, 2024 and January 31, 2024 was bank term debt under the Second Amended and Restated Loan Agreement.

(2)	Refer to Note 5 – Debt for additional information. The cash obligation is net of discounts on notes payable of $642,000 and deferred financing costs of $136,000.

(3)

The fair value of the acquisition earnout liability is based upon a probability-weighted discounted cash flow as of  January 31, 2024. As of October 31, 2024, the acquisition earnout liability reflects the remaining cash balance. Refer to Note 3 – Business Combination for additional information.

(4)	Refer to Note 5 – Debt for additional information. The outstanding balance on the line of credit was paid in full as of October 31, 2024.

Operating cash flow activities

	Nine Months Ended
(in thousands)	October 31, 2024	October 31, 2023
Net loss	$(8,018)	$(17,327)
Non-cash adjustments to net loss	5,641	13,657
Cash impact of changes in assets and liabilities	(261)	1,509
Net cash (used in) provided by operating activities	$(2,638)	$(2,161)

The net cash used in operating activities increased during the nine months ended October 31, 2024, compared to the prior year comparable period. The timing of invoices and collections offset by the recognition of deferred revenues in the nine months ended October 31, 2024 contributed to the increase in cash used in operating activities.

Investing cash flow activities

	Nine Months Ended
(in thousands)	October 31, 2024	October 31, 2023
Purchases of property and equipment	$—	$(47)
Capitalized software development costs	(667)	(1,562)
Net cash (used in) provided by investing activities	$(667)	$(1,609)

The cash used in investing activities for the nine months ended October 31, 2024 and October 31, 2023, includes capitalized software development costs. The Company expects continued capitalizable projects associated with the Company’s flagship products, and we expect it to remain constant at this rate.

Financing cash flow activities

	Nine Months Ended
(in thousands)	October 31, 2024	October 31, 2023
Proceeds from notes payable	$4,400	$—
Proceeds from issuance of common stock	100	—
Proceeds from line of credit	—	500
Payments for deferred financing costs	(168)	—
Repurchase of common shares to satisfy employee tax withholding	(77)	(271)
Repayment of bank term loan	(1,000)	(500)
Payments of acquisition earnout liabilities	(886)	—
Repayment of line of credit	(1,500)	—
Net cash (used in) provided by financing activities	$869	$(271)

The cash used in financing activities for the nine months ended October 31, 2024 and October 31, 2023, includes principal payments on the term loan related to the Second Amended and Restated Loan Agreement, repayment on the line of credit, payments of acquisition earnout liabilities, and the repurchase of common shares to satisfy employee tax withholding. The cash provided by financing activities for the nine months ended October 31, 2024, includes proceeds received in connection with the issuance of the Notes in the Debt Private Placement, which closed in February 2024.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(c)) as of October 31, 2024. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2024, due to the material weaknesses described below.

●	As of October 31, 2024, the Company has concluded that its internal controls over financial reporting were not effective due to separate material weaknesses arising each from a lack of sufficient segregation of duties in preparing and reviewing certain entries and the precise review of supplemental schedules not being performed. The initiation of transactions, the custody of assets, the recording of transactions, and the maintenance of supplemental schedules should be performed and reviewed by separate individuals with a level of precision sufficient to detect a material misstatement.

●	As of April 30, 2024, the Company concluded our internal control over financial reporting related to our accounting and classification for the warrants issued in connection with the debt private placement in February 2024 was, and continues to be, ineffective as of October 31, 2024. Our internal control over financial reporting did not detect the proper accounting classification of the warrants issued in connection with the debt private placement. The change in the classification impacted initial allocation of proceeds for the transaction, the presentation and recognition of the warrants between equity and liability and the recognition of expenses originally allocated to the warrants

Management’s Remediation Measures

While the Company has improved its organizational capabilities, the Company’s remediation efforts are ongoing. Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses in the overall control environment, management is currently implementing additional measures which include:

●	Use of additional consulting firms to assist with significant and complex accounting transactions, provide staffing resources to establish segregation of duties and create a more structured financial statement reporting environment. Through this combination of actions, the Company will establish more effective controls and available resources to ensure both adequate segregation of duties and perform precise reviews of the supplemental schedules. The Company is evaluating the need for additional resources and intends to expand the available personnel and third party professionals for complex accounting applications and to ensure appropriate segregation of duties as soon as practicable. In addition, management continues to utilize mitigating controls with regards to cash disbursements and vendor authorization processes to ensure segregation of duties in those areas.

●	Our remediation plan includes ensuring appropriate segregation of duties regarding the initiation of transactions, custody of assets, the recording of transactions and the review of supplemental schedules, and, expanding and improving our review process throughout, particularly in the context of complex financial instruments and related accounting standards, as well as internal communications in connection therewith.

The Company will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time and are tested. We can provide no assurance that our remediation efforts described herein will be successful and that we will not have material weaknesses in the future. However, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to regain compliance with the Bid Price Requirement, the Company implemented a 1-for-15 reverse stock split pursuant to which each 15 shares of the Company’s issued and outstanding common stock immediately prior to the effective time, which was 12:01 am Eastern Daylight Time on October 4, 2024, were combined into one share of the Company’s common stock (the “Reverse Stock Split”). The Company’s common stock began trading on a split-adjusted basis when the market opened on October 4, 2024. On October 18, 2024, the Company received a letter from the Staff information the Company that the Company had regained compliance with the Bid Price Requirements.

There can be no assurance that the market price of our common stock will be maintained for any period of time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table sets forth information with respect to our repurchases of common stock during the three months ended October 31, 2024:

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
	Total		as Part of	Yet Be
	Number of		Publicly	Purchased
	Shares	Average	Announced	under the
	Purchased	Price Paid	Plans or	Plans or
	(1)	per Share	Programs	Programs
August 1 - August 31	672	$6.30	—	—
September 1 - September 30	130	3.30	—	—
October 1 - October 31	—	—	—	—
Total	802	$5.81	—	—

(1) Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended October 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended October 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. EXHIBITS

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1

Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed September 15, 2014).

3.2	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed May 24, 2021).
3.3	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed June 8, 2022).
3.4	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed September 26, 2024).
3.5	Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014 (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed April 3, 2014).
10.1	Fifth Modification to Second Amended and Restated Loan and Security Agreement, dated November 13, 2024, by and between Streamline Health Solutions, Inc. and certain of its subsidiaries party thereto, and Western Alliance Bank (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed November 15, 2024).
31.1*	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: December 20, 2024	By:	/s/ Benjamin L. Stilwill
Benjamin L. Stilwill President and Chief Executive Officer

DATE: December 20, 2024	By:	/s/ Bryant J. Reeves III
Bryant J. Reeves III
Chief Financial Officer