Form 10-K
period 2025-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2025-05-02
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed using the closing price as reported by The NASDAQ Stock Market, Inc. for the Registrant’s Common Stock on July 31, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was $23,470,199.

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value per share, as of April 28, 2025 was 4,331,315.

Documents incorporated by reference:

Information required by Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2025 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended January 31, 2025.

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

Data Comparison Engine (“DCE” or “Compare”) – Compare has been sunset by the Company. Compare is a cloud-based SaaS system synchronization module that reconciles data in different software used by hospitals within their operations. Compare operates continuously and automates the reconciliation of these systems to identify discrepancies or errors occurring between systems. Additionally, the Compare module can be utilized as a maintenance check when a hospital adds additional disparate software systems or converts to a new software system.

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

During fiscal 2024, no individual client accounted for 10% or more of our revenue. During fiscal 2023, one client accounted for approximately $5.1 million of total revenue, or 22% of total revenue. In the third quarter of fiscal 2023, the Company received notice from a client of its intent not to renew its contract for the Company’s SaaS solutions following the expiration of the contract’s term on December 31, 2023. Revenue recognized related to that client’s SaaS contract represented approximately 19% of total revenue for fiscal 2023, and the Company recognized no SaaS revenue from that client in fiscal 2024.Three clients represented 20%, 20%, and 14% respectively, of accounts receivable as of January 31, 2025, and four clients represented 14%, 12%, 12% and 11%, respectively, of accounts receivable as of January 31, 2024. Many of our clients are invoiced on an annual basis.

For more information regarding our major clients, please see “Risks Relating to Our Business - Our sales have been concentrated in a small number of clients” in Part 1, Item 1A, “Risk Factors” herein.

Acquisitions

The Company regularly evaluates opportunities for acquisitions and divestitures of portions of the Company that may not align with current growth strategies.

The Company acquired all of the equity interests of Avelead as part of the Company’s strategic expansion into the revenue cycle management, acute-care healthcare space. The acquisition was completed on August 16, 2021. The aggregate consideration for the purchase of Avelead was approximately $29.7 million (at fair value) consisting of (i) $12.5 million in cash, net of cash acquired, (ii) $6.5 million in common stock, and (iii) approximately $10.7 million in contingent consideration. The Company issued 344,798 shares of its restricted common stock to Avelead equity holders in connection with the acquisition. See Note 3 - Business Combination to our consolidated financial statements included in Part II Item 8, “Financial Statements and Supplementary Data” for additional information regarding the acquisition.

Business Segments

The Company has determined it has only one operating segment based on the guidance of ASC 280-10-50 paragraphs 1 through 8. The Company has a sole chief operating decision maker who reviews a single set of financials, information, has accountability for the performance of the organization, and allocates resources to drive success.

For total assets at January 31, 2025 and 2024 and total revenue and net loss for the fiscal years ended January 31, 2025 and 2024, see our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” herein.

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

Audit and coding services are provided through a stand-alone services agreement or services addendum to an existing master services agreement with the client. These review services are available as either a one-time service or recurring monthly, quarterly or annual review structure. These services are typically provided on a per reviewed account/chart basis. Monthly minimums are required where material discounts have been offered. Revenue is generally recognized when the chart is reviewed (i.e., service is completed).

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

In the third quarter of fiscal 2023, the Company received notice from a client of its intent not to renew its contract for the Company’s SaaS solutions following the expiration of the contract’s term on December 31, 2023. Revenue recognized related to that client’s SaaS contract represented approximately 19% of total revenue for fiscal 2023, and the Company recognized no SaaS revenue from that client in fiscal 2024. With the exception of the foregoing, the Company has not historically experienced a material amount of contract cancellations; however, the Company sometimes experiences delays in the course of contract performance and the Company accounts for them accordingly.

Third-Party License Fees

The Company incorporates software licensed from various third-party vendors into its proprietary software. The Company licenses these software products and pays the required license fees when such software is delivered to clients.

Associates

As of January 31, 2025, the Company had 70 employees, a net decrease of 7 employees during fiscal 2024. All employees are full-time employees. The Company utilizes independent contractors to supplement its staff, as needed. None of the Company’s associates are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good. The Company’s success depends, to a significant degree, on its management, sales and technical personnel.

For more information on contracts, backlog, acquisitions and research and development, see also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

The RevID product has competition in charge reconciliation, generally. The Company believes RevID’s automated charge reconciliation technique is unique in the industry as it interacts with disparate clinical systems identifying unbilled services. There are products that purport to provide similar services, including FinThrive’s Charge Capture Audit Tool. The Company anticipates that additional competition may develop as pre-bill, daily charge reconciliation becomes a standard within the industry.

The eValuator product has numerous competitors in the auditing software industry. The Company believes eValuator is unique in that it is designed and has the requisite workflow to perform audits on a pre-bill basis. The Company believes it is an industry leader in pre-bill auditing technology. We have seen competition from similar products that are being utilized by clients as a pre-bill auditing tool, such as PwC Smart and the Solventum 360 Encompass Audit Expert System, however, these similar products are intended to be utilized for post-bill auditing which follows a different workflow than what is necessary for pre-bill auditing. We expect to have competition in the pre-bill technology industry. Client processes dictate that correcting errors prior to billing is more efficient and effective than having an audit after billing. There will be larger and more sophisticated competitors than our Company. Accordingly, using the time we have to gain market share prior to direct competition is critical to the Company’s success.

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

Additional Intellectual Property Rights

In addition to the software licenses described in other sections of this Item 1, “Business,” the Company also holds registered trademarks for its Streamline Health® and other key trademarks used in selling its products. These marks are currently active, with registrations being valid for a period of three years each. The Company actively renews these marks at the end of each registration period.

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

Insider Trading Policy

As part of our commitment to the ethical business practices, we have adopted a comprehensive Insider Trading Policy. This policy governs the purchase, sale, and other dispositions of our securities by directors, officers, associated, and designated individuals. It is designed to ensure full compliance with all applicable insider trading laws and regulations. A copy of this policy is filed as Exhibit 19 to this report. Additionally, regarding our trading activities involving our own securities, we adhere to federal securities laws and the relevant exchange listing requirements.

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

Our revenues have been concentrated in a relatively small number of large clients, and we have historically derived a substantial percentage of our total revenue from a few clients. For the fiscal years ended January 31, 2025 and 2024, our five largest clients accounted for 25% and 38%, respectively, of our total revenue. In the third quarter of fiscal 2023, the Company received notice from a client of its intent not to renew its contract for the Company’s SaaS solutions following the expiration of the contract’s term on December 31, 2023. Revenue recognized related to that client’s SaaS contract represented approximately 19% of total revenue for fiscal 2023, and the Company recognized no SaaS revenue from that client in fiscal 2024. If one or more clients terminate all or any portion of a master agreement, delay installations or if we fail to procure additional agreements, there could be a material adverse effect on our business, financial condition and results of operations. See Note 9 - Major Clients to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, herein for further information regarding representation of the Company’s largest individual major clients.

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

The Company is currently investing in the eValuator platform and RevID as well as new software-based technologies relating to high automation and machine-based analytics regarding a client’s coding audit process. The return on this investment requires that the product developments continue to be defined and completed in a timely and cost-effective manner, there remains general interest in the marketplace (for both existing and future clients) for this technology, the demand for the product generates sufficient revenue in light of the development costs and that the Company is able to execute a successful product launch for these technologies. If the Company is unable to meet these requirements when launching these technologies, or if there is a delay in the launch process, the Company may not see an increase in revenue to offset the current development costs or otherwise translate to added growth and revenue for the Company.

Clients may exercise termination rights within their contracts, which may cause uncertainty in anticipated and future revenue streams.

The Company generally does not allow for termination of a client’s agreement except at the end of the agreed upon term or for cause. However, certain of the Company’s client contracts provide that the client may terminate the contract without cause prior to the end of the term of the agreement by providing written notice, sometimes with relatively short notice periods. In the third quarter of fiscal 2023, the Company received notice from a client of its intent not to renew its contract for the Company’s SaaS solutions following the expiration of the contract’s term on December 31, 2023. Revenue recognized related to that client’s SaaS contract represented approximately 19% of total revenue for fiscal 2023, and the Company recognized no SaaS revenue from that client in fiscal 2024. The Company also provides trial or evaluation periods for certain clients, especially for new products and services. Furthermore, there can be no assurance that a client will not cancel all or any portion of an agreement, even without an express early termination right, and the Company may face additional costs or hardships collecting on amounts owed if a client terminates an agreement without such a right. Whether resulting from termination for cause or the limited termination for convenience rights discussed above, the existence of contractual relationships with these clients is not an assurance that we will continue to provide services for our clients through the entire term of their respective agreements. If clients representing a significant portion of our revenue terminated their agreements unexpectedly, we may not, in the short-term, be able to replace the revenue and income from such contracts and this would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, client contract terminations could harm our reputation within the industry, especially any termination for cause, which could negatively impact our ability to obtain new clients.

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

The Loan Agreement also includes negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. Specifically, the Loan Agreement requires us to satisfy a Maximum ARR Net Leverage Ratio, Maximum Debt to Adjusted EBITDA Ratio, and Fixed Charge Coverage Ratio (as such terms are defined in the Loan Agreement) and maintain minimum Adjusted EBITDA on an ongoing basis, measured at the end of each fiscal quarter. For the period ended January 31, 2025, the Company was not in compliance with certain financial covenants under the Loan Agreement; however, on March 27, 2025, the Company received a waiver from WAB pursuant to that certain Sixth Modification and Waiver (the “Sixth Modification”) to the Loan Agreement (see Refer to Note 14 – Subsequent Events to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information regarding the Sixth Modification.).

If we do not maintain compliance with the continuing covenants and other terms and conditions of our existing credit facilities or are unable to secure a waiver for any non-compliance, we could be required to repay outstanding borrowings on an accelerated basis, which could subject us to decreased liquidity and other negative impacts on our business, results of operations and financial condition. Furthermore, it may be difficult for us to find an alternative lending source. In addition, because our assets are pledged as a security under our credit facilities, if we are not able to cure any default or repay outstanding borrowings, our assets are subject to the risk of foreclosure by our lenders. Without a sufficient credit facility, we would be adversely affected by a lack of access to liquidity needed to operate our business. Any disruption in access to credit could force us to take measures to conserve cash, such as deferring important research and development expenses, which could have a material adverse effect on the Company.

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

Our operating results have fluctuated from quarter-to-quarter in the past, and we may experience continued fluctuations in the future. Future revenues and operating results may vary significantly from quarter-to-quarter as a result of a number of factors, many of which are outside of our control. These factors include: the relatively large size of client agreements; unpredictability in the number and timing of software licenses and sales of application hosting services; length of the sales cycle; delays in installations; changes in clients’ financial conditions or budgets; increased competition; the development and introduction of new products and services; the loss of significant clients or remarketing partners; changes in government regulations, particularly as they relate to the healthcare industry; the size and growth of the overall healthcare information technology markets; any liability and other claims that may be asserted against us; our ability to attract and retain qualified personnel; national and local general economic and market conditions; and other factors discussed in this Annual Report and our other filings with the SEC.

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

Most of these factors are beyond our control. Further, as a result of our relatively small public float, our common stock may be less liquid, and the trading price for our common stock may be more effected by relatively small volumes of trading than is the case for the common stock of companies with a broader public ownership. These factors may cause the market price of our common stock to decline, regardless of our operating performance or financial condition.

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

As of January 31, 2025, we had outstanding options and warrants to purchase 3,630 and 237,027 shares of the Company’s common stock, respectively. The exercise of such options and warrants and conversion of convertible securities would dilute the ownership percentages of our existing stockholders, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for our common stock. We are generally not restricted from issuing in public or private offerings additional shares of common stock or preferred stock, and other securities that are convertible into or exchangeable for, or that represent a right to receive, common stock or preferred stock or any substantially similar securities. Such offerings represent the potential for a significant increase in the number of outstanding shares of our common stock. The market price of our common stock could decline as a result of sales of common stock, preferred stock or similar securities in the market made after an offering or the perception that such sales could occur.

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

As of January 31, 2025, we had no shares of preferred stock outstanding.

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

Our common stock is listed on The Nasdaq Capital Market. To maintain listing on The Nasdaq Capital Market, we must satisfy minimum financial and other continued listing requirements and standards, including the Minimum Bid Price Requirement and those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements.

There can be no assurance that the Company will be able to maintain compliance with the continued listing requirements and standards of The Nasdaq Capital Market. In the event that our common stock is delisted from The Nasdaq Capital Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Such a delisting would also likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we may take actions to restore our compliance with The Nasdaq Stock Market’s continued listing requirements and standards, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Minimum Bid Price Requirement or prevent future non-compliance with the continued listing requirements and standards of The Nasdaq Capital Market.

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

The Company relies on a virtual office model and does not have a physical office space. Membership agreements and daily space rentals are leveraged by the Company when groups need to meet in person. Our mailing address is 2400 Old Milton Pkwy, Box 1353, Alpharetta, GA 30009. We believe the virtual environment is adequate for the Company’s current and planned future operations. Suitable alternative space is available to accommodate the expansion of the Company’s operations.

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

According to the Company’s stock transfer agent’s records, the Company had 112 stockholders of record as of April 28, 2025. Because brokers and other institutions on behalf of stockholders hold many of such shares, the Company is unable to determine with complete accuracy the current total number of stockholders represented by these record holders. The Company estimates that it has approximately 2,800 stockholders, based on information provided by Broadridge Financial Solutions.

The Company has never declared or paid any cash dividends on its common stock and does not currently intend to do so for the foreseeable future. The Company currently intends to invest its future earnings, if any, to fund its growth.

During the fiscal year ended January 31, 2025, we issued 68,235 shares of common stock to 180 Consulting (as defined below) as compensation for services provided pursuant to the Master Services Agreement, effective March 19, 2020, by and between the Company and 180 Consulting and related statements of work. The shares were issued in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act and the certificates representing such shares have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

180 Consulting has earned, cumulatively, through the Master Services Agreement, 218,581 shares of common stock through January 31, 2025. 62,928 shares of common stock were earned but not issued as of January 31, 2025.

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

The following table sets forth information with respect to our repurchases of common stock during the three months ended January 31, 2025:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Average Price Paid	Publicly Announced	Purchased under the
	Purchased (1)	per Share	Plans or Programs	Plans or Programs
November 1 - November 30	1,424	$2.33	—	—
December 1 - December 31	327	2.94	—	—
January 1 - January 31	385	3.71	—	—
Total	2,136	$2.67	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended January 31, 2025.

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

By focusing on the intermediary stages of the revenue cycle, we believe we offer a distinctive and compelling value proposition that can help us attract more clients. Through innovation and strategic acquisitions, we have broadened our target markets beyond inpatient facilities to encompass outpatient centers, clinics, and physician practices. Our suite of revenue cycle solutions, including eValuator and RevID, is highly competitive, enabling us to secure five significant new clients and our first enterprise client (using multiple products) in fiscal 2024. These clients represent some of the most renowned names in healthcare, reflecting our salesforce’s emphasis on industry-leading organizations whose processes often serve as benchmarks for smaller facilities.

On October 16, 2023, the Company announced it was executing a strategic restructuring designed to reduce expenses while maintaining the Company’s ability to expand its SaaS business (the “Strategic Restructuring”). The Strategic Restructuring initiatives included a reduction in force, resulting in the termination of 26 employees, or approximately 24% of the Company’s workforce. To execute the Strategic Restructuring, the Company recognized one-time restructuring costs associated with the workforce reduction of $759,000, which consisted of approximately $731,000 in severance and other employee termination-related expenses and approximately $28,000 in incurred legal fees, in fiscal 2023. As of January 31, 2025, the Company has recorded all expenses related to the Strategic Restructuring.

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

Results of Operations

Statements of Operations for the fiscal years ended January 31, 2025 and 2024 (in thousands):

	Fiscal Year
	2024	2023	$ Change	% Change
Software as a Service	$11,839	$14,075	$(2,236)	(16)%
Maintenance and Support	3,490	4,318	(828)	(19)%
Professional fees and licenses	2,572	4,203	(1,631)	(39)%
Total revenues	17,901	22,596	(4,695)	(21)%
Cost of sales	9,562	11,053	(1,491)	(13)%
Selling, general and administrative	11,739	14,710	(2,971)	(20)%
Research and development	4,629	5,704	(1,075)	(19)%
Impairment of goodwill	—	9,813	(9,813)	(100)%
Impairment of long-lived assets	—	963	(963)	(100)%
Total operating expenses	25,930	42,243	(16,313)	(39)%
Operating loss	(8,029)	(19,647)	11,618	59%
Other (expense) income, net	(2,130)	904	(3,034)	(336)%
Income tax benefit	—	46	(46)	(100)%
Net loss	$(10,159)	$(18,697)	$8,538	46%
Adjusted EBITDA(1)	$(1,296)	$(1,386)	$90	6%

(1)

Non-GAAP measure meaning net earnings (loss) before net interest expense, tax (expense) benefit, depreciation, amortization, stock-based compensation expense, transactional and other expenses that do not relate to our core operations. See “Use of Non-GAAP Financial Measures” below for additional information and reconciliation.

The following table sets forth, for each fiscal year indicated, certain operating data as percentages of total revenues:

Statements of Operations (1)

	Fiscal Year
	2024	2023
Software as a service	66.1%	62.3%
Maintenance and support	19.5	19.1
Professional fees and licenses	14.4	18.6
Total revenues	100%	100%
Cost of sales	53.4%	48.9%
Selling, general and administrative	65.6	65.1
Research and development	25.9	25.2
Impairment of goodwill	—	43.4
Impairment of long-lived assets	—	4.3
Total operating expenses	144.9%	186.9%
Operating loss	(44.9)%	(86.9)%
Other (expense) income, net	(11.9)	4.0
Income tax benefit	—	0.2
Net loss	(56.8)%	(82.7)%

Cost of Sales to Revenues ratio, by revenue stream:
Software as a service	50.2%	46.7%
Maintenance and support	4.7%	7.3%
Professional fees and licenses	134.5%	99.1%

(1)

A significant percentage of the operating costs are incurred at levels that are not necessarily correlated with revenue levels, therefore, a variation in the timing of software licenses and installations and the resulting revenue recognition can cause significant variations in operating results. As a result, period-to-period comparisons may not be meaningful with respect to the past results nor are they necessarily indicative of the future results of the Company in the near or long-term. The data in the table is presented solely for the purpose of reflecting the relationship of various operating elements to revenues for the periods indicated.

Comparison of Fiscal 2024 with Fiscal 2023

Revenues

	Fiscal Year		2024 to 2023 Change
(in thousands):	2024	2023	$	%
Software as a service	$11,839	$14,075	$(2,236)	(16)%
Maintenance and support	3,490	4,318	(828)	(19)%
Professional fees and licenses	2,572	4,203	(1,631)	(39)%
Total Revenues	$17,901	$22,596	$(4,695)	(21)%

Software as a service (SaaS) — Revenues from SaaS are primarily comprised of the Company’s flagship products: eValuator and RevID. Revenues from SaaS in fiscal 2024 were $11,839,000, as compared to $14,075,000 in fiscal 2023. The $2,236,000 decrease in SaaS revenue was primarily attributable to client non-renewals. In fiscal 2023, the Company received notice from a significant SaaS client of its intent not to renew its contract following the expiration of the current term on December 31, 2023. Fiscal 2024 SaaS revenue reflects losing eleven months of revenue related to that client compared to fiscal 2023, totaling $3,812,000. There was no revenue recognized for that client in fiscal 2024. New client go lives and incremental full-year revenue from prior go lives provided the offset to the overall SaaS revenue decrease. The Company expects significant growth in its SaaS business year-over-year and forecasts the growth will increase sequentially throughout fiscal 2025 as the Company implements existing and new SaaS contracts supported by renewed focus on client acquisition efforts. As of  January 31, 2025, the Company had approximately $1,700,000 in SaaS annual contract value for contracts that has not been implemented.

Maintenance and support — Revenues from maintenance and support are derived from our legacy CDI and Abstracting products. In fiscal 2024, these revenues decreased by $828,000 compared to fiscal 2023. $951,000 of the revenue decline was the result of site terminations and reductions, which was partially offset by $123,000 of new revenue from existing clients related to CPI adjustments. As the Company maintains its focus on SaaS products, the Company expects maintenance and support revenue will continue to decrease in fiscal 2025 as a result of pricing pressure, anticipated non-renewal of contracts and minimal new sales.

Professional fees and licenses — Revenues from professional fees and licenses include proprietary software, term license, professional services and audit and coding services revenues. Total professional fees and licenses revenues in fiscal 2024 were $2,572,000, a decline of $1,631,000 as compared to $4,203,000 in fiscal 2023.

Term license revenue for fiscal 2024 totaled $284,000, representing a $46,000 increase over fiscal 2023. The increase was primarily driven by one existing maintenance and support client who purchased a term license in fiscal 2024 partially offset by client non-renewals.

Professional services revenues in fiscal 2024 were $649,000 as compared to $1,764,000 in fiscal 2023. Professional services revenue reflects the amounts allocated to the implementation of certain products and recognized as the implementation is completed. The overall decrease in professional services is a reflection of clients completing their product implementations in prior years.

       Revenues from audit and coding services in fiscal 2024 were $1,639,000, as compared to $2,201,000 in fiscal 2023. The decline in revenues from audit and coding service was result of discontinuation of services by certain clients which represented $910,000 of revenue during fiscal 2023, partially offset by $348,000 of new services for certain clients. The Company believes demand for its onshore, technically proficient coders and auditors in the marketplace is strong and that it has a competitive edge in providing audit and coding services as an offering with the eValuator solution as a technology-enabled service. The Company anticipates the audit and coding services business to remain relatively flat in fiscal 2025 to support shifting demand among clients.

Cost of Revenue

	Fiscal Year		2024 to 2023 Change
(in thousands):	2024	2023	$	%
Cost of software as a service	$5,939	$6,573	$(634)	(10)%
Cost of maintenance and support	164	315	(151)	(48)%
Cost of professional fees and licenses	3,459	4,165	(706)	(17)%
Total cost of sales	$9,562	$11,053	$(1,491)	(13)%

Cost of software as a service (SaaS) — The Cost of SaaS consists of expenses associated with (i) amortization of capitalized software, (ii) royalties payable to third-parties for use of their coding related content, and (iii) personnel and network infrastructure required to deploy and support applications for each client. Expenses related to the Cost SaaS decreased $634,000 in fiscal 2024 compared to fiscal 2023. This change was driven by decreases of $311,000 and $543,000 in payroll and contractor expenses and computer software and maintenance, respectively, for fiscal 2024 compared to fiscal 2023. These decreases were partially offset by an increase in royalty expense of $178,000 and an increase of $103,000 related to amortization of capitalized software features that were put into service during the fiscal year. The Company expects amortization of capitalized software costs to stay relatively consistent in fiscal 2025 as compared to fiscal 2024.

Certain expenses included in our cost of SaaS are tied to volumes. These expenses include coding tools supporting eValuator and a third-party system that translates data from the hospital system to the Company’s systems. In fiscal 2024 and 2023, cost of SaaS included non-cash amortization of capitalized software amounts of $2,357,000 and $2,229,000, respectively. The Company expects SaaS margins will expand as it implements new clients. Certain expenses included in Cost of SaaS, such as labor and third-party content providers, negatively impact gross margin before a client is fully implemented and revenue is recognized.

Cost of maintenance and support – The cost of maintenance and support includes compensation and benefits for client support personnel required to provide product support for clients on our CDI and Abstracting software licenses. Fiscal 2024 costs from maintenance and support decreased $151,000 from fiscal 2023. This cost decreased by approximately $145,000 related to payroll and contractor expense for client support personnel in fiscal 2024 compared to fiscal 2023. The Company continuously analyzes the allocation of its support resources and adjusts their alignment accordingly as the Company shifts away from license-based software to its flagship SaaS products. As clients move to other solutions, we expect these costs to continue to decline. The Company expects the overall cost of maintenance and support to remain relatively flat in fiscal 2025 compared to fiscal 2024.

Cost of professional fees and licenses – The cost of professional fees and licenses includes the cost of software licenses, the cost of professional services and the cost of audit and coding services. The aggregate cost of professional fees and licenses was $3,459,000 and $4,165,000 for fiscal 2024 and fiscal 2023, respectively. The $706,000 decrease in cost of professional fees and licenses was attributable to a reduction of personnel compensation and associated benefit expenses for fiscal 2024 as compared to fiscal 2023. $616,000 of the decrease was attributable to lower compensation and benefits expenses for internal audit services personnel, reflective of reduced audit services revenue.

Software license costs increased $53,000 from fiscal 2023 to fiscal 2024 as a result of higher amortization of development costs associated with the Company’s Coding and CDI product. The Company fully amortized the remaining capitalized Coding and CDI software license costs in fiscal 2024 and does not anticipate recognizing any additional expense related to Coding and CDI software license revenues going forward.

The gross margin from professional fees and licenses revenue decreased in fiscal 2024 as compared to fiscal 2023 primarily due to the 39% decrease in related revenue including the high margin software license revenue which was partially offset by lower expenses related to the Company's audit services.

Selling, General and Administrative Expense

	Fiscal Year		2024 to 2023 Change
(in thousands):	2024	2023	$	%
General and administrative expenses	$7,960	$9,841	$(1,881)	(19)%
Sales and marketing expenses	3,779	4,869	(1,090)	(22)%
Total selling, general, and administrative expense	$11,739	$14,710	$(2,971)	(20)%

General and administrative expenses comprise various costs including compensation and associated benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenditures, amortization of intangible assets, and occupancy costs. For fiscal 2024, the decrease of $1,881,000 as compared to fiscal 2023 was primarily attributable to a reduction of $1,807,000 in employee compensation and related benefits and a $125,000 decrease in amortization costs.

In alignment with the Company’s strategic plan to streamline operations, these expenses are strategically managed to support sustainable growth, enhanced profitability, and improved cash flows. This comprehensive approach reflects our commitment to simplifying our business operations while pursuing our overarching objectives.

Sales and marketing expenses primarily encompass compensation, associated benefits, travel and entertainment costs for our sales and marketing personnel. Additionally, sales and marketing expenses include costs from third parties related to advertising, marketing and trade show attendance. In fiscal 2024, sales and marketing expenses decreased by $1,090,000 compared to fiscal 2023. The decline in sales and marketing expense was comprised of a reduction in overall staff augmentation and other related expenses of approximately $1,122,000 partially offset by an increase of $162,000 related to professional fees and contractor expenses in fiscal 2024 as compared to fiscal 2023.

Research and Development

	Fiscal Year		2024 to 2023 Change
(in thousands):	2024	2023	$	%
Research and development expense	$4,629	$5,704	$(1,075)	(19)%
Capitalized research and development cost	953	1,697	(744)	(44)%

Research and development expenses consist primarily of employee compensation and related benefits, the use of independent contractors for specific near-term development projects. Total research and development expense and capitalized research and development expense for fiscal 2024 were $4,629,000 and $953,000, respectively. The $1,075,000 decrease in research and development expense was driven by decreases of $1,178,000 for employee compensation and related benefits and a $589,000 decrease of independent contractor expense for fiscal 2024 compared to fiscal 2023. The decrease in employee and independent contractor expenses drove a reduction of capitalizable research and development cost, inclusive of capitalized stock compensation, of $740,000 in fiscal 2024 as compared to fiscal 2023. The Company continues to focus research and development activities on eValuator and RevID, its flagship SaaS solutions.

For fiscal 2024 and fiscal 2023, as a percentage of revenue, research and development costs were approximately 26% and 23%, respectively. While research and development costs decreased in fiscal 2024 compared to fiscal 2023, it's percentage change was not as significant as the corresponding revenue decrease as the Company continues to invest in the eValuator and RevID platforms. In fiscal 2023, the Company was awarded a $61,000 research and development tax credit from the State of Georgia. This tax credit did not recur in fiscal 2024. As of January 31, 2025, the Company had a $62,000 balance of unused research and development credits, as compared to $149,000 as of January 31, 2024. These research and development tax credits can be applied to current Georgia payroll taxes due.

Impairment of Goodwill

In the third quarter of fiscal 2024 and 2023, the Company tested the reporting unit’s goodwill for possible impairment as of October 31, 2024 and 2023. Refer to Note 6 – Goodwill and Intangible Assets to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more information on the goodwill impairment testing.

The Company concluded that goodwill was impaired based on the weighted combination of the discounted debt-free net cash flow and the market capitalization method value estimates which resulted in a calculated fair value lower than its carrying value. The Company reported no goodwill impairments for fiscal 2024, and recorded an impairment of goodwill in the amount of $9,813,000 for fiscal 2023.

Impairment of long-lived assets

Intangible assets consist of the following:

		January 31, 2025
	Estimated Useful Life (years)	Gross Assets	Accumulated Amortization	Net Assets
Finite-lived assets:
Client relationships	10	$8,370,000	$2,895,000	$5,475,000
Internally developed software	9	6,380,000	2,451,000	$3,929,000
Trademarks and tradenames	15	1,340,000	309,000	$1,031,000
Total		$16,090,000	$5,655,000	$10,435,000

As mentioned above, in the third quarter of fiscal 2023, the Company tested long-lived assets, including intangible assets, for recoverability that, if failed, would indicate impairment as of October 31, 2023. The Company, in reviewing long-lived assets to define asset group(s), identified an abandoned asset. A separate long-lived asset for “client relationships” related to the Avelead acquisition was no longer going to be used following the Company’s determination that these services were not part of its core offerings going forward and was classified as abandoned (the “Abandoned Asset”). The Company adjusted the Abandoned Asset’s carrying value to its salvage value which would be zero given no future cash flows. In fiscal 2023, the Company recorded $963,000 for the impairment of the Abandoned Asset. No long-lived impairments were reported in fiscal 2024. The Company wrote-off the Abandoned Asset during fiscal 2024 with a gross asset value of $1,330,000. There was no impact to the consolidated statements of operations as this eliminated the asset and accumulated amortization of the fully amortized intangible assets.

Refer to Note 6 – Goodwill and Intangible Assets to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more information on the long-lived asset impairment testing.

Other (Expense) income

	Fiscal Year		2024 to 2023 Change
(in thousands):	2024	2023	$	%
Interest expense	$(2,013)	$(1,071)	$(942)	88%
Acquisition earnout valuation adjustments	(115)	1,944	(2,059)	(106)%
Other	(2)	31	(33)	(106)%
Total other (expense) income	$(2,130)	$904	$(3,034)	(336)%

Interest expense consists of interest associated with the Company's term loan and the revolving line of credit, deferred interest associated with the Company’s unsecured subordinated promissory notes, deferred financing costs, less interest related to capitalization of software. Interest expense increased in fiscal 2024 from the prior year period primarily due to the issuance of unsecured subordinated promissory notes in the first quarter of fiscal 2024, as well as the related deferred financing costs amortized through interest (Refer to Note 5 – Debt to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information). The Company expects that interest expense will be higher in fiscal 2025 due to the increasing principal value of its unsecured subordinated promissory notes and ongoing higher interest rates on its term loan.

Acquisition earnout valuation adjustments for fiscal 2024 totaled a loss of $115,000 as compared to a gain of $1,944,000 for fiscal 2023. The valuation adjustments are related to the acquisition earnout liabilities associated with the Avelead acquisition (Refer to Note 3 – Business Combination of the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”).

Other income for fiscal 2023 primarily includes income related to the sublease of the Alpharetta location (Refer to Note 4 – Operating Leases).

Provision for Income Taxes

For fiscal 2024 and fiscal 2023, we recorded $0 and $46,000 of income tax benefit, respectively, which is comprised of estimated federal, state, and local income tax provisions. The Company has a substantial amount of net operating losses for federal and state income tax purposes. The Company recorded an increase to the federal income tax valuation allowance in each of fiscal 2024 and fiscal 2023 of approximately $1.9 and $4.0 million, respectively, which offset related tax benefits for operating losses.

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

The following table reconciles EBITDA and Adjusted EBITDA to net loss for the fiscal years ended January 31, 2025 and 2024 (amounts in thousands). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Fiscal Year
(in thousands)	2024	2023
Adjusted EBITDA Reconciliation
Net loss	$(10,159)	$(18,697)
Interest expense	2,013	1,071
Income tax expense (benefit)	—	(46)
Depreciation and amortization	4,344	4,229
EBITDA	(3,802)	(13,443)
Share-based compensation expense	1,964	2,102
Impairment of goodwill	—	9,813
Impairment of long-lived assets	—	963
Non-cash valuation adjustments	115	(1,944)
Acquisition-related costs, severance, and transaction-related bonuses	427	397
Other non-recurring expenses	—	(33)
Restructuring charges	—	759
Adjusted EBITDA	$(1,296)	$(1,386)
Adjusted EBITDA margin (1)	(7)%	(6)%

(1)	Adjusted EBITDA as a percentage of GAAP net revenues.

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

The Company completed an interim goodwill assessment as of October 31, 2024 and it's annual assessment for fiscal 2024 as of November 1, 2024. The Company's fair value is not substantially in excess of its carrying value which introduces risk that testing for impairment does not pass the first step and requires detailed testing on an interim basis. The Company used a weighted sum of income and market approaches to determine the fair value of the Company’s goodwill. Under the income approach, the fair value was based on the present value of the estimated debt-free, discounted cash flows that the reporting unit is expected to generate. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate was based on the weighted average cost of capital appropriate for the Company. Under the market approach, the fair value was based on the Company's market capitalization adjusted for a control premium, which was determined by assessing recent change in control transactions of comparable companies.

Refer to Note 6 – Goodwill and Intangible Assets for additional information regarding our goodwill and intangible testing.

The fair value of our reporting unit and intangible assets is subjective in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, control premiums, and future economic and market conditions. If we do not achieve our forecasts or the Company’s share price declines further, it is possible the goodwill of the Company could be deemed to be impaired again in a future period.

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

Liquidity and Capital Resources

Overview

The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenues and collection of contractual amounts from clients, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter-to-quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and minor amounts of capital expenditures. Capital expenditures generally include computer hardware and computer software to support internal development efforts or SaaS data center infrastructure. Operations are funded with cash generated by operations, borrowings under the bank credit facilities and unsecured subordinated promissory notes and sales of the Company's common stock. To date, the Company has not generated sufficient revenues to allow it to generate cash flow from operations and the Company anticipates the need for additional liquidity in the next twelve months. Cash and cash equivalent balances at January 31, 2025 and 2024 were $2,183,000 and $3,190,000, respectively.

Capital Raise

Debt Private Placement

On February 1, 2024, the Company entered into a securities purchase agreement with certain accredited investors, including certain directors and officers of the Company, pursuant to which the Company agreed to sell to the investors unsecured subordinated promissory notes in the aggregate principal amount of $4.4 million and warrants to purchase up to an aggregate of 267,728 shares of the Company’s common stock in a private placement (the “Debt Private Placement”). The closing of the Debt Private Placement occurred on February 7, 2024.

Common Stock Private Placement

On February 6, 2024, the Company completed the sale of 17,543 shares of the Company’s common stock to an accredited investor at a purchase price of $5.70 per share for an aggregate purchase price of $100,000 (the “Common Stock Private Placement”).

Authorized Shares Amendment

At the 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”) held on June 15, 2023, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 66,666 shares, from 681,549 shares to 748,216 shares.

At the 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”) held on June 13, 2024, the Company’s stockholders approved a new 2024 Omnibus Employee Incentive Plan and allocated 449,260 of shares of the Company’s common stock authorized for issuance thereunder.

Credit Facility

The Company has liquidity through the Loan Agreement with Western Alliance Bank (“WAB”). On November 29, 2022, the Company executed the Second Modification (the “Second Modification”) to the Loan Agreement which expanded the Company’s total borrowing to include a $2,000,000 revolving line of credit. The revolving line of credit is co-terminus with the term loan portion of the Loan Agreement and matures on August 26, 2026. There are no requirements to draw on the line of credit. Amounts outstanding under the line of credit portion of the Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. On November 13, 2024, the Company executed the Fifth Modification (the “Fifth Modification”) to the Loan Agreement which amended certain financial covenants under the Loan Agreement. Refer to Note 5 – Debt to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information regarding the Loan Agreement, the Second Modification, and the Fifth Modification. At January 31, 2025, there was a $1,000,000 outstanding balance on the revolving line of credit.

Under the Loan Agreement, the Company has a term loan facility with an initial, maximum, principal amount of $10,000,000. Amounts outstanding under the Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%.

The Fifth Modification includes customary financial covenants as follows:

a.

Maximum ARR Net Leverage Ratio. Commencing with the month ended September 30, 2024, Borrowers’ ARR Net Leverage Ratio, measured on a monthly basis as of the last day of each month, shall not be greater than the amount set forth under the heading “Maximum ARR Net Leverage Ratio” as of, and for each of the dates appearing adjacent to such “Maximum ARR Net Leverage Ratio”.

Maximum
ARR Net Leverage
Month Ending	Ratio
September 30, 2024	0.68 to 1.00
October 31, 2024	0.66 to 1.00
November 30, 2024	0.64 to 1.00
December 31, 2024	0.60 to 1.00
January 31, 2025	0.35 to 1.00
April 30, 2025	0.35 to 1.00

b.	Minimum Adjusted EBITDA. Commencing with the month ended September 30, 2024, Borrowers shall maintain Adjusted EBITDA, measured on a monthly basis as of the last day of each month, in an amount not less than the amounts (or, in the case of amounts set forth in parentheses, no worse than the amounts) set forth under the heading “Minimum Adjusted EBITDA” as of, and for each of the dates appearing adjacent to such “Minimum Adjusted EBITDA.”

Minimum
Month Ending	Adjusted EBITDA
September 30, 2024	(225,000)
October 31, 2024	(500,000)
November 30, 2024	(150,000)
December 31, 2024	(100,000)
January 31, 2025 and on the last day of each month thereafter through April 30, 2025	0

The Loan Agreement includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit is also subject to customary prepayment requirements. For the period ended January 31, 2025, the Company was not in compliance with certain financial covenants under the Loan Agreement; however, on March 27, 2025, the Company received a waiver from WAB in connection with the execution of the Third Modification (as defined below). Refer to Note 5 – Debt to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more information.

On March 27, 2025, the Company executed the Sixth Modification and Waiver (the “Sixth Modification”) to the Loan Agreement. Refer to Note 14 – Subsequent Events to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information regarding the Sixth Modification.

Significant cash obligations

	As of January, 31
(in thousands)	2025	2024
Term loan (1)	$7,709	$9,066
Notes payable (2)	4,415	—
Acquisition earnout liability (3)	377	1,794
Line of credit (4)	1,000	1,500

(1)

Term loan balance is reported net of unamortized deferred financing costs of $36,000 and $69,000 plus accrued financing costs payable of $245,000 and $135,000 each as of January 31, 2025 and 2024, respectively. Refer to Note 5 – Debt to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information. The term loan balance as of January 31, 2025 and January 31, 2024 was bank term debt.

(2)	Refer to Note 5 – Debt for additional information. The cash obligation is net of discounts on notes payable of $573,000 and deferred financing costs of $107,000.
(3)	The fair value of the acquisition earnout liability is based upon a probability-weighted discounted cash flow as of January 31, 2024. As of January 31, 2025, the acquisition earnout liability reflects the remaining cash balance. Refer to Note 3 – Business Combination for additional information.
(4)	Refer to Note 5 – Debt for additional information.

Operating cash flow activities

	Fiscal Year
(in thousands)	2024	2023
Net loss	$(10,159)	$(18,697)
Non-cash adjustments to net loss	7,567	15,151
Cash impact of changes in assets and liabilities	1,078	1,331
Net cash used in operating activities	$(1,514)	$(2,215)

The Company had a lower net loss from operations and lower non-cash adjustments to net loss primarily due goodwill and intangible impairments than fiscal 2024.

Investing cash flow activities

	Fiscal Year
(in thousands)	2024	2023
Purchases of property and equipment	(7)	(54)
Capitalized software development costs	(851)	(1,567)
Net cash used in investing activities	$(858)	$(1,621)

The cash used in investing activities for fiscal 2024 and fiscal 2023 includes capitalized software development costs. The Company expects continued capitalizable projects associated with the Company’s flagship products; however, the rate of capitalization may temporarily remain constant or decrease as a result of the Strategic Restructuring.

Financing cash flow activities

	Fiscal Year
(in thousands)	2024	2023
Proceeds from issuance of common stock	$100	$—
Proceeds from line of credit	1,000	1,500
Payments of acquisition earnout liabilities	(886)	—
Repayment of line of credit	(1,500)	—
Repayment of bank term loan	(1,500)	(750)
Proceeds from notes payable	4,400	—
Repurchase of common shares to satisfy employee tax withholding	(81)	(280)
Payment of deferred financing costs	(168)	(44)
Other	—	2
Net cash provided by financing activities	$1,365	$428

The cash provided by financing activities for fiscal 2024 was primarily attributable to proceeds from issuance of unsecured subordinated promissory notes in connection with the Company’s debt private placement, draws on the line of credit offset by the principal payments on the term loan and line of credit and payments related to the acquisition and earnout liabilities. Refer to Note 5 – Debt to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more information.

The cash provided by financing activities for fiscal 2023 was primarily attributable to draws on the Company's line of credit offset by principal payments on the term loan and repurchases of the Company's stock related to employee tax withholdings.

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

To the Shareholders, Board of Directors, and Audit Committee

Streamline Health Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Streamline Health Solutions, Inc. and its subsidiaries (the “Company”) as of January 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2025, and the related notes and financial statement schedule II (collectively referred to as the “financial statements”).  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has identified certain conditions relating to its outstanding debt that are outside the control of the Company. In addition, the Company has generated recent losses. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The primary procedures we performed to address this critical audit matter included:

●	Obtained an understanding of the Company's process for determining the activities and costs that qualify for capitalization.

●	Tested the completeness and accuracy of capitalized software and related amortization expense, including any applicable system-generated reports.

●	For a sample of capitalized costs, we evaluated the relevance of the software development guidance applied, by performing the following:

○	Assessed the eligibility of costs for capitalization, in accordance with applicable guidance, and whether such costs were incurred during the application development stage.

○	Recalculated the capitalized amount based on hours incurred for direct payroll related costs or associated vendor contracts and invoices for work performed by third parties.

○	Evaluated the software implementation timelines supporting the capitalization periods for implementation and development as well as the dates software was placed in service.

○	Tested the reasonableness of the nature of the costs and the time devoted to capitalized activities for significant projects.

Critical Audit Matter – Goodwill Impairment Assessment

As described in Notes 2 and 6 to the financial statements, based on a triggering event, the Company identified indicators of possible impairment and initiated testing using a valuation date of October 31, 2024. The testing for impairment was performed under the guidance of ASC 350, Intangibles - Goodwill and Other (“Topic 350”).

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

We identified the quantitative impairment test of goodwill as a critical audit matter. Our principal considerations for that determination included the judgment involved in assessing management’s impairment test of goodwill due to the measurement uncertainty involved in determining the fair value of equity of the reporting unit. In particular, the fair value estimate under the income approach is sensitive to changes in certain assumptions particularly as it relates to discount and revenue growth rates.

The primary procedures we performed to address this critical audit matter included:

●	Obtained an understanding of management’s process for assessing goodwill impairment and performing the quantitative goodwill impairment test, including management’s process for developing assumptions used in the income and market approaches to estimate the fair value of equity.

●	Evaluated management’s revenue growth rates against current industry and economic trends, while also considering the current and future business and customer base.

●	Assessed revenue growth and cash flows by comparing past projections to actual performance.

●	Tested the mathematical accuracy of the fair value models utilized by the valuation specialist.

●	With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the valuation methodology, discount rate, and long-term revenue growth rate used in the income approach to estimate the fair value.

Critical Audit Matter – Classification of Warrants

As described in Note 5, the Company issued certain warrants in connection with a debt private placement offering. The warrants contained a registration rights provision that provided for a potential cash settlement until the registration statement was filed. The filing of the Company’s registration statement eliminated the potential cash settlement feature that caused the liability classification and the warrants were then reclassified to paid in capital after a final re-remeasurement.

We identified the classification of the warrants as a critical audit matter. The principal considerations for that determination included the complexity and effort required in identifying all relevant features of and obligations under the instruments for evaluation against the criteria for classification. This required a high degree of auditor effort, including specialized skills and knowledge, and significant auditor judgment in evaluating the features of and obligations under the warrants and the determination of whether such features met equity or liability classification. Also, as described in the Company’s Item 9A disclosure related to internal controls over financial reporting, a material weakness was identified in relation to the accounting and classification of the warrants issued.

The primary procedures we performed to address this critical audit matter included:

●	Obtained an understanding of management’s process for identifying and evaluating the critical terms of the warrant agreements in determining the classification.

●	With the assistance of professionals in our firm with specialized skills and knowledge in accounting for debt and equity instruments:

○	Evaluated management’s analysis and conclusions regarding the relevant provisions and features of the warrants in light of relevant guidance and the criteria for classification.

○	Evaluated the relevant features and settlement provisions within the private placement and underlying warrant agreements.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2019.

Atlanta, Georgia

May 2, 2025

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	January 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,183,000	$3,190,000
Accounts receivable, net of allowance for credit losses of $59,000 and $86,000, respectively	1,585,000	4,237,000
Contract receivables	1,571,000	780,000
Prepaid and other current assets	438,000	629,000
Total current assets	5,777,000	8,836,000
Non-current assets:
Property and equipment, net of accumulated depreciation of $110,000 and $291,000, respectively	49,000	88,000
Capitalized software development costs, net of accumulated amortization of $6,762,000 and $7,960,000, respectively	4,850,000	5,798,000
Intangible assets, net of accumulated amortization of $5,655,000 and $4,019,000, respectively	10,435,000	12,071,000
Goodwill	13,276,000	13,276,000
Other	1,192,000	1,666,000
Total non-current assets	29,802,000	32,899,000
Total assets	$35,579,000	$41,735,000

See accompanying notes to consolidated financial statements.

	January 31,
	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,541,000	$1,253,000
Accrued expenses	1,921,000	2,023,000
Current portion of term loan	7,709,000	1,500,000
Current portion of line of credit	1,000,000	—
Current portion of notes payable	4,415,000	—
Deferred revenues	6,099,000	7,112,000
Acquisition earnout liability	377,000	1,794,000
Total current liabilities	23,062,000	13,682,000
Non-current liabilities:
Term loan, net of deferred financing costs	—	7,566,000
Line of credit, net of current portion	—	1,500,000
Deferred revenues, less current portion	240,000	173,000
Total non-current liabilities	240,000	9,239,000
Total liabilities	23,302,000	22,921,000

Commitments and contingencies – Note 12
Stockholders’ equity
Common stock, $0.01 par value per share, 85,000,000 shares authorized; 4,264,482 and 3,929,446 shares issued and outstanding, respectively	43,000	39,000
Additional paid in capital	138,092,000	134,474,000
Accumulated deficit	(125,858,000)	(115,699,000)
Total stockholders’ equity	12,277,000	18,814,000
Total liabilities and stockholders’ equity	$35,579,000	$41,735,000

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Fiscal Year
	2024	2023
Revenues:
Software as a service	$11,839,000	$14,075,000
Maintenance and support	3,490,000	4,318,000
Professional fees and licenses	2,572,000	4,203,000
Total revenues	17,901,000	22,596,000
Operating expenses:
Cost of software as a service	5,939,000	6,573,000
Cost of maintenance and support	164,000	315,000
Cost of professional fees and licenses	3,459,000	4,165,000
Selling, general and administrative expense	11,739,000	14,710,000
Research and development	4,629,000	5,704,000
Impairment of goodwill	—	9,813,000
Impairment of long-lived assets	—	963,000
Total operating expenses	25,930,000	42,243,000
Operating loss	(8,029,000)	(19,647,000)
Other income (expense):
Interest expense	(2,013,000)	(1,071,000)
Valuation adjustments	(115,000)	1,944,000
Other	(2,000)	31,000
Loss before income taxes	(10,159,000)	(18,743,000)
Income tax benefit	—	46,000
Net loss	$(10,159,000)	$(18,697,000)

Basic and Diluted Earnings Per Share	$(2.53)	$(4.96)
Weighted average number of common shares – basic and diluted	4,008,846	3,767,361

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

	Common		Additional		Total
	stock	Common	paid in	Accumulated	stockholders’
	shares	stock	capital	deficit	equity
Balance at January 31, 2023	3,837,560	$38,000	$132,511,000	$(97,038,000)	$35,511,000
Restricted stock issued	129,849	1,000	(1,000)	—	—
Restricted stock forfeited	(25,233)	—	—	—	—
Surrender of stock	(12,730)	—	(280,000)	—	(280,000)
Issuance of common stock	—	—	—	—	—
Exercise of warrants	—	—	—	—	—
Warrant reclassification	—	—	—	—	—
Adoption of ASU 2016-13	—	—	—	36,000	36,000
Share-based compensation expense	—	—	2,244,000	—	2,244,000
Net loss	—	—	—	(18,697,000)	(18,697,000)
Balance at January 31, 2024	3,929,446	$39,000	$134,474,000	$(115,699,000)	$18,814,000
Restricted stock issued	249,570	3,000	(3,000)	—	—
Restricted stock forfeited	(31,709)	—	—	—	—
Surrender of stock	(13,644)	—	(81,000)	—	(81,000)
Issuance of common stock	123,502	1,000	769,000	—	770,000
Exercise of warrants	7,317	—	—	—	—
Warrant reclassification	—	—	837,000	—	837,000
Offering expenses	—	—	(4,000)	—	(4,000)
Share-based compensation expense	—	—	2,100,000	—	2,100,000
Net loss	—	—	—	(10,159,000)	(10,159,000)
Balance at January 31, 2025	4,264,482	$43,000	$138,092,000	$(125,858,000)	$12,277,000

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

	Fiscal Year
	2024	2023
Cash flows from operating activities:
Net loss	$(10,159,000)	$(18,697,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,851,000	4,331,000
Accrued interest expense - notes payable	695,000	—
Valuation adjustments	115,000	(1,944,000)
Benefit for deferred income taxes	—	(104,000)
Share-based compensation expense	1,964,000	2,102,000
Impairment of goodwill	—	9,813,000
Impairment of long-lived assets	—	963,000
Provision for credit losses	(58,000)	(10,000)
Changes in assets and liabilities:
Accounts and contract receivables	1,919,000	3,708,000
Other assets	(81,000)	(401,000)
Accounts payable	288,000	544,000
Accrued expenses and other liabilities	(102,000)	(1,277,000)
Deferred revenues	(946,000)	(1,243,000)
Net cash used in operating activities	(1,514,000)	(2,215,000)
Cash flows from investing activities:
Purchases of property and equipment	(7,000)	(54,000)
Capitalization of software development costs	(851,000)	(1,567,000)
Net cash used in investing activities	(858,000)	(1,621,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	100,000	—
Payment of acquisition earnout liabilities	(886,000)	—
Repayment of bank term loan	(1,500,000)	(750,000)
Repayment of line of credit	(1,500,000)	—
Proceeds from line of credit	1,000,000	1,500,000
Proceeds from notes payable	4,400,000	—
Repurchase of common shares to satisfy employee tax withholding	(81,000)	(280,000)
Payment of deferred financing costs	(168,000)	(44,000)
Other	—	2,000
Net cash provided by financing activities	1,365,000	428,000
Net decrease in cash and cash equivalents	(1,007,000)	(3,408,000)
Cash and cash equivalents at beginning of period	3,190,000	6,598,000
Cash and cash equivalents at end of period	$2,183,000	$3,190,000

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$834,000	$989,000
Income taxes paid	$45,000	$66,000

See accompanying notes to consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2025 and 2024

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

The Reverse Stock Split did not change the Company's authorized number of shares of common stock. The Reverse Stock Split did not change the par value of the common stock, therefore, the Company recorded an increase to additional paid in capital of $551,000 as of January 31, 2024, and an offsetting adjustment to the carrying value of common stock. No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who would otherwise have been entitled to receive a fractional share instead received a cash payment equal to the fraction of a share of common stock in lieu of such fractional share. Proportionate adjustments were made to the number of shares authorized under the Company’s equity incentive plans, the number of shares subject to any award or purchase right under the Company’s equity incentive plans, and the exercise price or purchase price with respect to any stock option award or purchase right under the Company’s equity incentive plans. All shares of the Company’s common stock, stock-based instruments and per-share data included in these condensed consolidated financial statements have been retrospectively adjusted as though the Reverse Stock Split had been effected prior to all periods presented. All of the Company’s equity incentive plans included existing conversion language in the event of a stock split and thus did not result in modification accounting or additional incremental expense as a result of this transaction.

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

Going Concern

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. To date, the Company has not generated sufficient revenues to allow it to generate cash flow from operations and the Company anticipates the need for additional liquidity in the next twelve months. The Company has historically accumulated losses and used cash from its financing activities to supplement its operations. The Company’s current forecast projects that it is probable that the Company will not maintain compliance with certain of its financial covenants under its current credit agreement with the term loan lender in the next twelve months. Further, our recent private placement notes payables have cross-default conditions with the senior term loan debt. These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

In view of these matters, continuation as a going concern is dependent upon the Company’s ability to achieve cash from operations and raise additional debt or equity capital to fund its ongoing operations.

As of January 31, 2025, the Company had approximately $13.1 million of total outstanding debt associated with its term loan, line of credit and private placement notes payables, which is classified as a current liability. The Company’s ability to refinance its existing debt is based upon credit markets and economic forces that are outside of its control. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company. After considering the factors outlined above, substantial doubt about our ability to continue as a going concern exists.

The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

Segments

The Company operates as a single operating segment. The Company’s chief operating decision maker is one individual and has the role of Chief Executive Officer (the "CODM"). The CODM reviews financial information including operating results and assets on a consolidated basis, accompanied by the Company's revenue consistent with the categories presented below. For information about how the Company derives revenue, as well as the Company’s accounting policies, refer to Note 2—Significant Accounting Policies. The CODM uses consolidated net income to assess performance, evaluate cost optimization, and allocate financial, capital and personnel resources. This measure is used in the annual operating plan and forecasting process as well as ongoing decisions driven by the monthly reviews of the plan versus actual results. The following table sets forth significant expense categories and other specified amounts included in consolidated net loss that are reviewed by the CODM, or are otherwise regularly provided to the CODM, for fiscal years 2024 and 2023:

	Fiscal Year
	2024	2023
Revenues:
Software as a service	$11,839,000	$14,075,000
Maintenance and support	3,490,000	4,318,000
Professional fees and licenses	2,572,000	4,203,000
Total revenues	17,901,000	22,596,000
Operating expenses:
Cost of sales(1)	6,804,000	8,275,000
General & administrative(1)	5,807,000	6,922,000
Sales & marketing(1)	2,481,000	3,816,000
Research & development(1)	4,101,000	5,005,000
Share-based compensation	1,964,000	2,102,000
Depreciation & amortization expense	4,344,000	4,229,000
Impairment of goodwill	—	9,813,000
Impairment of long-lived assets	—	963,000
Other operating expenses(2)	429,000	1,118,000
Total operating expenses	25,930,000	42,243,000
Operating loss	(8,029,000)	(19,647,000)
Other income (expense):
Interest expense	(2,013,000)	(1,071,000)
Valuation adjustments	(115,000)	1,944,000
Other	(2,000)	31,000
Loss before income taxes	(10,159,000)	(18,743,000)
Income tax benefit	—	46,000
Net loss	$(10,159,000)	$(18,697,000)

(1)Excludes share-based compensation, depreciation, and amortization.
(2)Other operating expenses primarily consists of severance related expenses.

For total assets at January 31, 2025 and 2024 and total revenue and net loss for the fiscal years ended January 31, 2025 and 2024, see our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” herein.

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

Non-Cash Items

The Company had the following items that were non-cash items related to the consolidated statements of cash flows:

	Fiscal Year
	2024	2023
Payment of acquisition earnout liabilities in restricted common stock	690,000	—
Capitalized software purchased with stock (See Note 12)	136,000	140,000
Deferred financing costs	—	83,000

For the years ended  January 31, 2025 and 2024, the Company recorded capitalized software purchased with stock, totaling $136,000 and $140,000, respectively, as non-cash items as it relates to non-cash investing activities in the condensed consolidated statements of cash flow.

For the year ended January 31, 2025, the Company settled the second year acquisition earnout liability in connection with the Avelead acquisition with the issuance of common shares in the amount of $690,000, issued warrants in the amount of $881,000 as debt discounts, settled the warrant liability of $837,000 with an equity based warrant, deferred financing costs for the Notes (refer to Note 5 – Debt) in the amount of $20,000 that was capitalized and paid in fiscal year 2023, and professional fees for the Common Stock Private Placement (refer to Note 7 – Equity) in the amount of $4,000, respectively, as non-cash items as it relates to financing activities in the condensed consolidated statements of cash flows. The Company did not have any similar non-cash financing activities in the year ended January 31, 2024.

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

Allowance for Credit Losses

The Company adjusts accounts receivable down to net realizable value. Effective February 1, 2023, the Company implemented ASC 326-10, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). CECL provides the framework for the Company to evaluate its allowance for credit losses. In determining the allowance for credit losses, the Company established a historical credit loss rate adjusted for a premium, addressing any prospective changes to the risk of credit loss, that is applied against current sales. The Company evaluates individual receivables based upon the most recent information available and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. During these periodic reviews, significant judgement is required for the Company to determine the appropriate allowances for credit losses for estimated losses resulting from the unwillingness of its clients or resellers to make required payments. The Company believes its reserve is adequate, however, results may differ in future periods.

The following table summarizes the changes to the allowance account with the adoption of CECL:

			Provision	Write-offs &
	January 31, 2024	CECL Adoption	adjustments	Recoveries	January 31, 2025
Allowance for credit losses	$86,000	$—	$(58,000)	$31,000	$59,000

			Provision	Write-offs &
	January 31, 2023	CECL Adoption	adjustments	Recoveries	January 31, 2024
Allowance for credit losses	$132,000	$(36,000)	$(10,000)	$—	$86,000

Accrued Expenses

Accrued expenses consisted of the following:

	January 31,
	2025	2024
Employee benefits and related compensation	$929,000	$1,071,000
Professional fees and services	338,000	389,000
Third party licenses	236,000	43,000
Customer concessions	238,000	233,000
State income and sales taxes payable	135,000	226,000
Interest, primarily on term loan	45,000	61,000
Total accrued expenses	$1,921,000	$2,023,000

Concessions Accrual

The Company offers certain service level agreements within its client contracts such as uptime, support hours, and levels of support. Our contracts may include, and we may offer, credits to clients when these service line agreements are not met. The service level agreements are accounted for as variable consideration using a portfolio approach. As a result, we record an estimate of these concessions against our recorded revenue. In determining the concessions accrual, the Company evaluates historical concessions granted relative to revenue as well as future potential risk that these service level agreements will not be met. The Company records a provision, reducing revenue, for the estimated amount of concessions incurred on the revenue recorded. The Company evaluates the amount of the concession accrual each period for adequacy. Historically, concessions have not been significant. The concession accrual included in accrued expenses on the Company’s consolidated balance sheet was $238,000 and $233,000 as of January 31, 2025 and 2024, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method, over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Computer equipment and software (years)	3 - 4
Office equipment (years)	5
Office furniture and fixtures (years)	5 - 7
Leasehold improvements	Term of lease or estimated useful life, whichever is shorter

Depreciation expense for property and equipment in fiscal 2024 and 2023 was $46,000 and $45,000, respectively.

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

Debt Issuance Costs

Costs related to the Second Amended and Restated Loan and Security Agreement (as amended and modified, the “Loan Agreement”) with Western Alliance Bank (“WAB”) were capitalized and amortized to interest expense on a straight-line basis, which is not materially different from the effective interest method, over the term of the related debt, and presented on the Company’s consolidated balance sheets as a direct deduction from the carrying amount of the current portion of our term loan. In fiscal 2023, the costs were presented on the Company’s consolidated balance sheets as a direct deduction from the carrying amount of the non-current portion of our term loan.

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

Capitalized Software Development Costs

Software development costs for software to be sold, leased, or marketed are accounted for in accordance with ASC 985-20, Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and design phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is included in cost of professional fees and licenses on the consolidated statements of operations. Annual amortization is measured at the greater of (i) the ratio of the software product’s current gross revenues to the total of current and expected gross revenues or (ii) straight-line over the remaining economic life of the software (typically two years). Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination. Capitalized software development costs for software to be sold, leased, or marketed, net of accumulated amortization, totaled $0 and $287,000 as of January 31, 2025 and 2024, respectively.

Internal-use software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. The costs incurred in the preliminary stages of development are expensed as research and development costs as incurred. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software (typically three to four years). Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Amortization expense related to capitalized internal-use software development costs is included in Cost of software as a service on the consolidated statements of operations. Capitalized software development costs for internal-use software, net of accumulated amortization, totaled $4,850,000 and $5,511,000 as of January 31, 2025 and 2024, respectively.

The estimated useful lives of software (including software to be sold and internal-use software) are reviewed frequently and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades and/or enhancements to the existing functionality. The Company reviews, on an on-going basis, the carrying value of its capitalized software development expenditures, net of accumulated amortization. During fiscal 2024, the Company reviewed the remaining life of it's Compare software and determined that the remaining life should be adjusted to be fully amortized as of year-end. At the time, the related asset was $189,000 net of accumulated amortization, resulting in $136,000 in additional amortization expense for the year ended January 31, 2025.

Amortization expense on all capitalized software development was $2,644,000 and $2,463,000 in fiscal 2024 and 2023, respectively. Further, the Company recognized an impairment of $0 and $18,000 in fiscal 2024 and fiscal 2023, respectively, related to cancelled or abandoned enhancement projects during fiscal 2024 and fiscal 2023 that have been recognized within amortization expense. Additionally, in fiscal 2024, $3,132,000 of fully amortized assets were offset from their corresponding capitalization and accumulated amortization balance sheet accounts. In fiscal 2023, $18,000 of abandoned assets were offset from their corresponding capitalization and accumulated amortization balance sheet accounts.

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

	Fiscal Year
	2024	2023
Amortization expense on internally-developed software included in:
Cost of software as a service	$2,357,000	$2,229,000
Cost of professional fees and licenses	287,000	234,000
Total amortization expense on internally-developed software	$2,644,000	$2,463,000

The interest capitalized to software development cost reduces the Company’s interest expense recognized in the consolidated statements of operations. For fiscal year 2024 and 2023, interest capitalized totaled to $34,000 and $9,000, respectively.

Research and development expense was $4,629,000 and $5,704,000 in fiscal 2024 and 2023, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. For fiscal 2024 and 2023, there were no transfers of assets or liabilities between Levels 1, 2, or 3.

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

The table below provides the Level 3 roll-forward on the fair value of our acquisition earnout liability for the year ended  January 31, 2025:

January 31, 2025
Beginning balance	$1,794,000
Settlement - common stock	(690,000)
Settlement - cash	(447,000)
Realized loss	159,000
Transfer out	(817,000)
Ending balance	$—

The value of the Company’s acquisition earnout liability at  January 31, 2025, represents the remaining cash obligation of $377,000. The Company reached an agreement with the former owners of Avelead to settle the cash obligation by making periodic payments. The remaining outstanding amounts were originally contractually due by  October 31, 2024.

The fair value of the Company’s term loan under its Loan Agreement was determined through an analysis of the interest rate spread from the date of closing the loan ( August 2021) to the date of the most recent balance sheets, January 31, 2025 and January 31, 2024. The term loan bears interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The prime rate is variable and, thus accommodates changes in the market interest rate. However, the interest rate spread (the 1.5% added to the Prime Rate) is fixed. We estimated the impact of the changes in the interest rate spread by analogizing the effect of the change in the Corporate bond rates, reduced for any changes in the market interest rate. This provided us with an estimated change to the interest rate spread of approximately 0.5% from the date we entered the debt agreement to January 31, 2025 and January 31, 2024. The fair value of the debt as of January 31, 2025 and January 31, 2024 was estimated to be $7,330,000 and $8,807,000, respectively, or a discount to book value of $171,000 and $193,000, respectively. The fair value of the line of credit as of January 31, 2025 and January 31, 2024, was estimated to be $991,000 and $1,463,000, respectively, or a discount to book value of $9,000 and $37,000, respectively. The fair value of the Company's term loan and line of credit represents a Level 2 measurement.

The estimated fair value of the Company’s notes payable under its private placement notes payables was determined through an analysis of the interest rate spread from the date of closing of the private placement, February 7, 2024 (the “Issuance Date”), to the date of the most recent balance sheet,  January 31, 2025 (the “Measurement Date”). The Company estimated the yield of a 30-month treasury by interpolating the yields of the 1-month through 10-year treasury yields on the Issuance Date and the Measurement Date. A High Yield Index Option Adjusted Spread, as published by the Federal Reserve Bank of St. Louis, for the same dates was added to the treasury yield spread to calculate a High-Yield Spread Adjusted 30-Month Rate. This provided an estimated change to the effective interest rate spread of approximately 1.25% less than the Issuance Date. The fair value of the Company's notes payable as of  January 31, 2025, was estimated to be $4,357,000, or a discount to book value of $58,000. The fair value of the Company’s notes payable represents a Level 2 measurement.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Fiscal Year
	2024	2023
Over time revenue	$17,617,000	$22,358,000
Point in time revenue	284,000	238,000
Total revenue	$17,901,000	$22,596,000

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

Contract Assets and Deferred Revenues

The Company receives payments from clients based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract or amounts billed, but not collected, under a contractual right. Our contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the client. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. In the year ended January 31, 2025, we recognized approximately $6,807,000 in revenue from deferred revenues outstanding as of January 31, 2024. Revenue allocated to remaining performance obligations was $28,899,000 as of January 31, 2025, of which the Company expects to recognize approximately 47% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

We defer the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the contractual term. As of January 31, 2025, and 2024, we had deferred costs of $65,000 and $77,000, respectively, net of accumulated amortization of $67,000 and $102,000, respectively. Amortization expense of these costs was $57,000 and $82,000 in fiscal 2024 and 2023, respectively. There were no impairment losses for these capitalized costs for the fiscal 2024 and 2023. Additionally, in fiscal 2024, approximately $92,000 of fully amortized contracts were cleared from their corresponding capitalization and accumulated amortization balance sheet accounts, compared to $155,000 in fiscal 2023.

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

Deferred commissions costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totaled $1,127,000 and $1,461,000, respectively, as of January 31, 2025 and 2024. In fiscal 2024 and 2023, amortization expense associated with deferred sales commissions was $669,000 and $588,000, respectively, and was included in selling, general and administrative expenses on the consolidated statements of operations. For the years ended January 31, 2025 and 2024, the Company recorded an impairment of $93,000 and $35,000, respectively, for the deferred commission costs.

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

During the third quarter of fiscal 2024, the Company's market capitalization fell below the Company's carrying value of equity for a prolonged period of time (the “2024 Triggering Event”). Based on the 2024 Triggering Event, the Company identified indicators of possible impairment and initiated testing using a valuation date of October 31, 2024. The impairment tests were conducted under guidance of ASC Topic 360, Impairment and Disposal of Long-Lived Assets (“ASC 360”) for certain long-lived assets, including capitalized contract costs, developed technology, client relationships and trade names, and in accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”) with respect to the reporting unit’s goodwill. The results of the impairment test showed the fair value of the reporting unit was higher than the equity carrying value, resulting in no goodwill impairment.

In the third quarter of fiscal 2023, the Company received a notice from a significant SaaS client of its intent not to renew its contract following the expiration of the current term on December 31, 2023. At that time, the Company elected to accelerate the execution of the Strategic Restructuring that was designed to reduce costs while maintaining the Company’s ability to expand its SaaS business. Both the client termination and the execution of the Strategic Restructuring were announced on October 16, 2023. Following these announcements, the Company’s share price declined significantly. Based on these events (collectively, the “Triggering Events”), the Company identified indicators of possible impairment and initiated testing using a valuation date of October 31, 2023. The impairment tests were conducted under guidance of ASC Topic 360, Impairment and Disposal of Long-Lived Assets (“ASC 360”) for certain long-lived assets, including capitalized contract costs, developed technology, client relationships and trade names, and in accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”) with respect to the reporting unit’s goodwill.

Reporting units are determined based on the organizational structure the entity has in place at the date of the impairment test. A reporting unit is an operating segment or component business unit with the following characteristics: (a) it has discrete financial information, (b) segment management regularly reviews its operating results (generally an operating segment has a segment manager who is directly accountable to and maintains regular contact with the chief operating decision maker to discuss operating activities, financial results, forecasts or plans for the segment), and (c) its economic characteristics are dissimilar from other units (this contemplates the nature of the products and services, the nature of the production process, the type or class of client for the products and services and the methods used to distribute the products and services). The Company determined that for fiscal 2024 and 2023 it has one operating segment and one reporting unit.

The Company estimates the fair value of its reporting unit using a combination of the market approach and income approach, via a discounted cash flow valuation model which includes, but is not limited to a “risk-free” rate of return on an investment, and assumptions such as, the weighted average cost of capital of a market participant and future revenue, operating margin, working capital and capital expenditure trends. Determining the fair value of the reporting unit and goodwill includes significant judgment by management, and different judgments could yield different results.

Based on the analysis performed for fiscal 2024, the fair value of the reporting unit exceeded the carrying amount of the reporting unit, including goodwill, and, therefore, a goodwill impairment loss was not recognized. The Company performed an interim goodwill assessment for fiscal 2023 as of October 31, 2023 using the approaches described above. The assessment identified a goodwill impairment of $9,813,000 that was recorded. Refer to Note 6 – Goodwill and Intangible Assets to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the entity had paid cash for the goods or services. The Company incurred total annual compensation expense related to stock-based awards of $1,964,000 in fiscal 2024, net of $136,000 of capitalized non-employee stock compensation, and $2,102,000, net of $140,000 of capitalized non-employee stock compensation, in fiscal 2023.

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

The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market close price per share on the grant date. The Company expenses the compensation cost of these awards as the restriction period lapses, which is typically a one- to four-year service period to the Company. In fiscal 2024 and 2023, 13,644 and 12,730 shares of common stock were surrendered to the Company to satisfy tax withholding obligations totaling $81,000 and $280,000, respectively, in connection with the vesting of restricted stock awards. Shares surrendered by the restricted stock award recipients in accordance with the applicable plan are deemed cancelled, and therefore are not available to be reissued. The Company issued 174,654 and 99,228 shares of restricted stock in fiscal 2024 and 2023, respectively.

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

On  July 18, 2024, the Company executed a Restricted Stock Agreement (the “Restricted Stock Agreement”) to issue 13,333 shares of restricted stock with a market vesting condition to a member of the Board. The shares will vest on the date the stock closes at a fair market value of at least $26.25 per share.

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

The warrants initially met the classification of liability as of the origination date on February 7, 2024. In the Company’s second quarter, the warrants met the requirements of equity classification, and a final valuation of the fair value of the warrant liability was performed and recorded. The estimated fair value of the warrant liability is calculated using a Black-Scholes pricing model. The model input uses the warrant strike prices of $5.70 and $5.85, market prices on the measurement dates ($5.10 as of February 7, 2024, $4.50 as of April 30, 2024, and $4.95 as of May 7, 2024) plus assumptions and model inputs for expected term, historical volatility and risk-free interest rate impact the fair value estimate. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical data (such as, volatility factor and expected term). The warrants carry a term of 48 months and the Company assumes they are held until expiration. The risk-free rate was determined from the U.S. Treasury published daily treasury yields corresponding with the remaining expected term which ranged between 4% - 5%. The Company’s common stock volatility was estimated between 91% - 92% utilizing its historical average closing price for preceding trading days equal to expected term remaining.

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

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. At January 31, 2025, the Company believes it has appropriately accounted for any uncertain tax positions.

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

The following is the calculation of the basic and diluted net loss per share of common stock:

	Fiscal Year
	2024	2023
Basic earnings (loss) per share:
Net loss	$(10,159,000)	$(18,697,000)
Basic net loss per share of common stock	$(2.53)	$(4.96)

Diluted earnings (loss) per share (1):
Loss available to common stockholders	$(10,159,000)	$(18,697,000)
Diluted net loss per share of common stock	$(2.53)	$(4.96)

Net loss	$(10,159,000)	$(18,697,000)

Weighted average shares outstanding – Basic (1)	4,008,846	3,767,361
Effect of dilutive securities – Stock options and Restricted stock (2)	—	—
Weighted average shares outstanding – Diluted	4,008,846	3,767,361
Basic and diluted net loss per share of common stock	$(2.53)	$(4.96)

(1)

Excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of January 31, 2025 and 2024, there were 213,273 and 131,350 unvested restricted shares of common stock, respectively.

(2)

Diluted net loss per share excludes the effect of shares that are anti-dilutive. As of January 31, 2025, there were 3,630 outstanding stock options and 213,273 unvested restricted shares of common stock. As of January 31, 2024, there were 4,496 outstanding stock options and 131,350 unvested restricted shares of common stock.

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

Restructuring

On October 16, 2023, the Company announced it was executing a Strategic Restructuring designed to reduce expenses while maintaining the Company’s ability to expand its SaaS business. The Strategic Restructuring initiatives included a reduction in force, resulting in the termination of 26 employees, or approximately 24% of the Company’s workforce. To execute the Strategic Restructuring, the Company incurred one-time restructuring costs associated with the workforce reduction of approximately $759,000, and the Company has recognized all expenses associated with the Strategic Restructuring as of the end of fiscal 2023. The costs pertain to severance and other employee termination-related costs and various professional fees the Company required to assist with execution of the Strategic Restructuring. The following is a reconciliation of the Strategic Restructuring liability reflected on the Company’s consolidated balance sheet under “Accrued expenses”.

	(in thousands)
	Accrued			Accrued	As of January 31, 2025
	Balance as of	2024 Expenses	2024 Cash	Balance as of	Total Costs	Total
	January 31, 2024	to Date	Payments	January 31, 2025	Incurred to Date	Expected Costs
Severance expense
Cost of sales	$—	$—	$—	$—	$154	$154
Selling, general, and administrative	74	—	(74)	—	350	350
Research and development	—	—	—	—	227	227
Total severance expense	$74	$—	$(74)	$—	$731	$731
Professional fees	—	—	—	—	28	28
Total	$74	$—	$(74)	$—	$759	$759

	(in thousands)
	Accrued			Accrued
	Balance as of	2023 Expenses	2023 Cash	Balance as of
	January 31, 2023	to Date	Payments	January 31, 2024
Severance expense
Cost of sales	$—	$154	$(154)	$—
Selling, general, and administrative	—	350	(276)	74
Research and development	—	227	(227)	—
Total severance expense	$—	$731	$(657)	$74
Professional fees	—	28	(28)	—
Total	$—	$759	$(685)	$74

Accounting Pronouncements Recently Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which provides amendments to improve reportable segment disclosures requirements. The Company adopted ASU 2023-07 in the annual report for the fiscal year ending January 31, 2025. As a result, the Company has included the additional required disclosures in Note 2 with retrospective presentation to all prior periods presented in the financial statements. The adoption of ASU 2023-07 did not impact the Company’s results of operations, cash flows, or balance sheets.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which improves financial reporting by requiring public entities to disclose additional information about specific expense categories in the notes of the financial statements at interim and annual reporting period. ASU 2024-03 is effective for all public entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The adoption of this ASU is expected to improve reporting and is not expected to have an overall material impact on our financial disclosures.

NOTE 3 — BUSINESS COMBINATION

Avelead Acquisition

The Company acquired all of the equity interests of Avelead as part of the Company’s strategic expansion into the revenue cycle management, acute-care healthcare space (the “Transaction”). The Transaction was completed on August 16, 2021.

The aggregate consideration for the purchase of Avelead was approximately $29.7 million (at fair value) consisting of (i) $12.5 million in cash, net of cash acquired, (ii) $6.5 million in common stock, and (iii) approximately $10.7 million in contingent consideration (see below). The Company issued 334,798 shares of its restricted common stock (the “Acquisition Restricted Common Stock”). The Acquisition Restricted Common Stock had a fair value as of the closing date of the acquisition of $6.5 million. Additionally, the Transaction included two types of contingent consideration; the first is referred to herein as “SaaS Contingent Consideration” and the second is referred to herein as “Renewal Contingent Consideration.” The SaaS Contingent Consideration and Renewal Contingent Consideration had an aggregate value of approximately $10.7 million as of the date of closing. The owners of Avelead are also referred to herein as “Sellers” and are enumerated in the UPA (as defined below).

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

●

The first year SaaS Contingent Consideration was calculated as 75% of Avelead’s recognized SaaS revenue from September 1, 2021 to August 31, 2022. The first-year payment was subject to a deduction of $665,000 spread equally between the cash and common stock portion of the earnout consideration. Assuming that Avelead was within 80% of its forecasted SaaS revenue in the first year earnout, the Company agreed to a floor and ceiling on the value of the Company’s restricted common stock issued as consideration for the earnout. That collar had a floor of $52.50 per share and a ceiling of $82.50 per share for the first year earnout. The first year SaaS Contingent Consideration was paid on November 21, 2022, as discussed in more detail below.

●

The second year SaaS Contingent Consideration was calculated as 40% of Avelead’s recognized SaaS revenue from September 1, 2022 to August 31, 2023. Assuming that Avelead was within 80% of its forecasted SaaS revenue in the second year earnout, the Company agreed to a floor and ceiling on the Company’s restricted common stock issued as consideration for the earnout. That collar had a floor of $67.50 per share and a ceiling of $97.50 per share for the second year earnout. A portion of the cash payout for the second year SaaS Contingent Consideration remained outstanding as of January 31, 2025, as described below.

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

On November 21, 2022, the Company made the first year earnout payments and issued shares of restricted common stock to the Sellers in accordance with the UPA. In connection with the first year earnout payment, the Company made an aggregate cash payment of $2,012,000 and issued a combined total of 124,735 unregistered securities in the form of restricted common stock, par value $0.01 per share (“restricted common stock”), with respect to the first year earnout consideration. The estimated aggregate value of the first year earnout payment was $4,000,000 with respect to the SaaS Contingent Consideration and $1,000,000 with respect to the Renewal Contingent Consideration.

As of January 31, 2024, the estimated aggregate value of the second year earnout consideration was $1,794,000. On March 27, 2024, the Company issued 105,958 unregistered securities in the form of restricted common stock, par value $0.01 per share, with respect to the second year earnout consideration. The Company has made cash payments of $887,000 related to the second year earnout consideration. The remaining outstanding amounts were originally contractually due by October 31, 2024, and is reflected on the Company’s consolidated balance sheet as “acquisition earnout liability” totaling $377,000 as of January 31, 2025.

The Company entered into an employment agreement and a separation agreement with each of the two Sellers. Acquisition-related costs include the cost of a two-year separation agreement with one of the Sellers. The separation agreement was expensed at the closing of the transaction as there were no material future obligations of the Seller to the Company within acquisition-related costs. The employment agreement with the other Seller had a two-year term and entitled the Seller to six-months separation pay in the event of termination without cause. The expense for the employment agreement is recognized ratably over the service period customary with other employment agreements within selling, general, and administrative expense. On September 1, 2023, the Company terminated the employment agreement. In exchange for a general release from the Seller, the Company agreed to accelerate the vesting of 10,000 outstanding and unvested shares of restricted common stock of the Company previously granted to the Seller, subject to such Seller’s non-revocation of a general release of claims against the Company.

NOTE 4 — OPERATING LEASES

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Since our lease arrangements do not provide an implicit rate, we use our incremental borrowing rate for the expected remaining lease term at commencement date for new and existing leases in determining the present value of future lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has moved to a virtual office model and does not have a physical office space. Membership agreements and daily space rentals are leveraged by the Company when groups need to meet in person with the costs expensed as incurred. As of January 31, 2025 and 2024, the Company recorded $28,000 and $30,000, respectively, related to such space rentals.

Alpharetta Office Lease

The Company entered into a lease for office space in Alpharetta, Georgia, on March 1, 2020. The lease expired on March 31, 2023. At inception, the Company recorded a right-of use asset of $540,000, and related current and long-term operating lease obligation in the accompanying consolidated balance sheet. As of January 31, 2024, operating lease right-of use assets totaled $32,000, and the associated lease liability of $35,000 was included in current liabilities. The Company used a discount rate of 6.5% to determine the lease liability. As of January 31, 2025 and 2024, the Company had lease operating costs of approximately $0 and $32,000, respectively. The Company paid cash of approximately $0 and $36,000 for the lease in fiscal 2024 and fiscal 2023, respectively.

On October 1, 2021, the Company entered into an agreement with a third-party to sublease its office space in Alpharetta, Georgia, (the “Sublease Agreement”). The sublease term is for 18 months which coincides with the Company’s underlying lease (see below). The Company received $292,000 from the sublessee over the term of the sublease. The sublease did not relieve the Company of its original obligation under the lease, and therefore the Company did not adjust the operating lease right-of-use asset and related liability. The Company incurred an amount of fees and expenses to enter into the Sublease Agreement that were recorded as “acquisition-related costs” for fiscal 2021. As of January 31, 2025 and 2024, the Company recorded $0 and $33,000, respectively, as other income related to the sublease.

Suwanee Office Lease

Upon acquiring Avelead on August 16, 2021 (refer to Note 3 – Business Combination), the Company assumed an operating lease agreement for the corporate office space of Avelead. The 36-month term lease commenced March 1, 2019, and initially expired on February 28, 2022. As of January 31, 2025 and 2024, the Company recorded $0 and $6,000 in rent expense, respectively. The lessor is an entity controlled by one of the Sellers that was employed by the Company until August 2023. In February 2022, the Company renewed the lease for twelve months. The Company made monthly lease payments of $5,999 for a total of $71,984 over the term of the lease. The lease expired on February 28, 2023, and was not renewed.

NOTE 5 — DEBT

Outstanding principal balances on debt consisted of the following at:

	January 31, 2025	January 31, 2024
Term loan	$7,500,000	$9,000,000
Financing cost payable	245,000	135,000
Less: Deferred financing cost	(36,000)	(69,000)
Total	7,709,000	9,066,000
Less: Current portion	(7,709,000)	(1,500,000)
Non-current portion of debt	$—	$7,566,000

	January 31, 2025	January 31, 2024
Notes payable and accrued interest	$5,095,000	$—
Less: Discount on notes payable	(573,000)	—
Less: Deferred financing costs	(107,000)	—
Total	4,415,000	—
Less: Current portion of notes payable	(4,415,000)	—
Non-current portion of notes payable	$—	$—

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

Debt Modification and Revolving Line of Credit

On November 29, 2022, the Company executed the Second Modification (the “Second Modification”) to the Loan Agreement. The Second Modification expanded the Company’s total borrowing to include a $2,000,000 revolving line of credit. The revolving line of credit is co-terminus with the term loan and matures on August 26, 2026. There are no requirements to draw on the line of credit. Amounts outstanding under the line of credit portion of the Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The Second Modification also amended the covenants of the Company under the Loan Agreement. At January 31, 2025 and 2024, there was a $1,000,000 and $1,500,000 balance, respectively, outstanding on the revolving line of credit.

The Company executed a Third Modification and Waiver to Second Amended and Restated Loan Agreement (the “Third Modification”) and a Fourth Modification to Second Amended and Restated Loan Agreement (the “Fourth Modification”) on  February 7, 2024 and  April 5, 2024, respectively (collectively, the “Third and Fourth Modifications”). The Third and Fourth Modifications reestablished the customary financial covenants for the Loan Agreement.

On  November 13, 2024, the Company executed the Fifth Modification to Second Amended and Restated Loan and Security Agreement (the “Fifth Modification”) that amended, among other things, the Minimum Adjusted EBITDA and Maximum ARR Net Leverage Ratio covenants.

The Fifth Modification updated the definition of "Adjusted EBITDA" and amended certain financial covenants as follows:

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

The Loan Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements. Substantially all the assets of the Company are collateralized by the Loan Agreement. For the period ended January 31, 2025, the Company was not in compliance with certain financial covenants under the Loan Agreement; however, on March 27, 2025, the Company and its subsidiaries received a waiver of non-compliance and entered into a Sixth Modification and Waiver (the “Sixth Modification”) to the Loan Agreement with Western Alliance Bank. Refer to Note 14 – Subsequent Events to our consolidated financial statements included in the Part II, Item 8, "Financial Statements and Supplementary Date" for additional information regarding the Sixth Modification. The Company has determined that it is probable that a covenant may not be achieved in the next 12 months, and as such, the Company has reclassified the Term Loan and Revolving Line of Credit balances as current as of January 31, 2025.

The Company recorded $20,000 in deferred financing costs related to the Second Modification. These deferred financing costs are being amortized over the remaining term of the loan. The Company also incurred $50,000 in financing costs related to the Second Modification and $300,000 related to the Fifth Modification at the earlier of the term date of the loan, or pre-payment. These costs are being accreted, through interest expense, to the full value of the $550,000 over the remaining term of the loan. The full value of 550,000 includes the $200,000 costs incurred in connection with the Loan Agreement.

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

The Notes also include customary negative covenants, subject to exceptions, which limit dispositions of assets and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including a cross-default provision with the Loan Agreement and a change of control default provision. The Company has determined that it is probable that a covenant under the Loan Agreement may not be achieved in the next 12 months and as such it has reclassified the Notes Payable balance as current as of January 31, 2025.

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

 The Warrants contain a registration rights provision for the Company to provide the Warrant holder with registered common stock upon their exercise of a Warrant. If the Company is not able to deliver registered common stock for exercised Warrants that results in the Warrant holder acquiring registered common stock, then the Warrant holder has the discretion to request the Company remit cash compensation up to the corresponding purchase price. Accordingly, the Company determined the feature required liability accounting treatment upon issuance. On  May 7, 2024, the Company filed a Registration Statement on Form S-3 (Registration No. 333-279190), as amended by that certain Pre-Effective Amendment No. 1 to Form S-3 filed on  May 24, 2024 (collectively, the “Registration Statement”), for purpose of registering for resale 267,728 shares of common stock underlying the Warrants. The Registration Statement was declared effective by the SEC on  June 10, 2024. The filing of the Registration Statement eliminated the potential cash settlement feature that caused liability accounting ensuring the Warrants will be settled with shares, and accordingly, the Warrants met the criteria for equity classification and reclassified them to paid-in capital after a final re-measurement.

 The Company allocated the total proceeds from the Debt Private Placement and Common Stock Private Placement (refer to Note 8 – Equity) across the securities issued in connection with offerings. The Company recorded an initial liability of $881,000 for the Warrants at fair value using a Black-Scholes model. The Company immediately recognized $46,000 in issuance costs as expense related to the agreements for the Warrants. During the second fiscal quarter, the Company reclassified the $837,000 remeasured value of the Warrants as additional paid-in capital on the consolidated Balance Sheet. Refer to Note 2 - Significant Accounting Policies regarding the Warrant valuation inputs.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

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

Goodwill

The changes in the carrying amount of goodwill were as follows for fiscal 2024 and 2023:

Balance
Balance as of January 31, 2024	$13,276,000
Impairment	—
Balance as of January 31, 2025	$13,276,000

Balance
Balance as of January 31, 2023	$23,089,000
Impairment(1)	(9,813,000)
Balance as of January 31, 2024	$13,276,000

(1)This value represents the Company's accumulated impairment.

The Company had one reporting unit for purposes of evaluation of goodwill. Based on the Triggering Events and in conjunction with the preparation of the Company’s financial statements for the nine months ended October 31, 2024 and 2023, the Company tested the reporting unit’s goodwill for possible impairment as of October 31, 2024 and October 31, 2023. The testing for impairment was performed under the guidance of ASC 350. The testing utilized a discounted debt-free net cash flow (“DCF”) method under the income approach and the market capitalization method (“MCM”) under the market approach. The sum of the weighted values of each method was used to derive the fair value of the Company’s equity.

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

Intangible assets for fiscal 2024 and 2023 consist of the following:

		January 31, 2025
	Estimated	Gross	Accumulated
	Useful Life (years)	Assets	Amortization	Net Assets
Finite-lived assets:
Client relationships	10	$8,370,000	$2,895,000	$5,475,000
Internally Developed Software	9	6,380,000	2,451,000	3,929,000
Trademarks and Tradenames	15	1,340,000	309,000	1,031,000
Total		$16,090,000	$5,655,000	$10,435,000

		January 31, 2024
	Estimated	Gross	Accumulated
	Useful Life (years)	Assets	Amortization	Net Assets
Finite-lived assets:
Client relationships	10	$8,370,000	$2,058,000	$6,312,000
Internally Developed Software	9	6,380,000	1,742,000	4,638,000
Trademarks and Tradenames	15	1,340,000	219,000	1,121,000
Total		$16,090,000	$4,019,000	$12,071,000

ASC 360 defines a multi-step process to test long-lived assets, including intangible assets, for recoverability that if failed would indicate impairment. First, the Company must consider whether indicators of impairment of long-lived assets are present, which the Company determined the 2023 Triggering Event provided such indication.

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

The Company determined the lowest level of discrete cash flows is at the reporting unit level, and all remaining long-lived assets (excluding the Abandoned Asset) and goodwill would represent its only asset group. Recoverability is assessed by comparing that the sum of the discrete undiscounted cash flows exceeds the carrying value of the asset group. The undiscounted cash flow projections are based on 7-year as of October 31, 2024 (representing the useful life of the primary asset in the asset group) financial forecasts developed by management that include forecasts of future operating results based on internal budgets and strategic plans to investment in working capital to support anticipated revenue growth.

The undiscounted cash flows for the long-lived assets were above the carrying amounts indicating that the long-lived asset group is recoverable and no further impairment to long-lived assets exists as of October 31, 2023. In fiscal 2023, the Company recorded $963,000 as “Impairment of long-lived assets” on its consolidated statement of operations to adjust the Abandoned Asset to its salvage value of zero. There was no impairment to long-lived assets for the year ended January 31, 2025.

The Company recognized amortization expense on intangible assets of $1,635,000 and $1,760,000 for fiscal 2024 and 2023, respectively.

Amortization over the next five fiscal years for intangible assets is estimated as follows:

Annual
Amortization
Expense
2025	$1,635,000
2026	1,635,000
2027	1,635,000
2028	1,635,000
2029	1,635,000
Thereafter	2,260,000
Total	$10,435,000

The Company wrote-off the Abandoned Asset during fiscal 2023 with a gross asset value of $1,330,000. There was no impact to the consolidated statements of operations as this eliminated the asset and accumulated amortization of the fully amortized intangible assets.

NOTE 7 — INCOME TAXES

For fiscal 2024 and 2023, income taxes consist of the following:

	Fiscal Year
	2024	2023
Current tax expense:
Federal	$—	$—
State	—	(58,000)
Total current tax benefit (expense)	$—	$(58,000)
Deferred tax expense:
Federal	$—	$86,000
State	—	18,000
Total deferred tax benefit (expense)	$—	$104,000
Income tax benefit (expense)	$—	$46,000

The income tax expense differs from the amount computed using the federal statutory income tax rate of 21% for fiscal 2024 and 2023 as follows:

	Fiscal Year
	2024	2023
Federal tax benefit at statutory rate	$2,134,000	$3,887,000
State and local tax expense, net of federal	—	(28,000)
Increase in valuation allowance	(1,907,000)	(3,994,000)
Permanent items:
Other	1,000	(36,000)
Reserve for uncertain tax position	9,000	(7,000)
Federal research and development (R&D) tax credit	(45,000)	33,000
Stock-based compensation	(249,000)	135,000
Other	57,000	56,000
Income tax benefit (expense)	$—	$46,000

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences and credits are as follows:

	January 31,
	2025	2024
Deferred tax assets:
Allowance for credit losses	$60,000	$26,000
Deferred revenue	484,000	209,000
Accruals	96,000	67,000
Net operating loss carryforwards	15,312,000	15,748,000
Stock-based compensation	489,000	427,000
Finite-lived intangible assets	3,830,000	1,739,000
R&D tax credit	1,398,000	1,434,000
Other	1,000	1,000
Total deferred tax assets	21,670,000	19,651,000
Valuation allowance	(21,670,000)	(19,646,000)
Net deferred tax assets	—	5,000
Deferred tax liabilities:
Property and equipment	—	(5,000)
Finite-lived intangible liabilities	—	—
Total deferred tax liabilities	—	(5,000)
Net deferred tax liabilities	$—	$—

At January 31, 2025, the Company had U.S. federal net operating loss carry forwards of $64,036,000 and $29,083,000 of these net operating losses expire at various dates through fiscal 2038. The remaining $34,953,000 of these net operating losses can be carried forward indefinitely under the provisions of the Tax Cuts and Jobs Act (TCJA). The TCJA also eliminated the ability to carry back net operating losses. The Company also had stated net operating loss carry forwards of $38,568,000 and Federal R&D credit carry forwards of $1,324,000 and Georgia R&D credit carry forwards of $94,000, all of which expire at various dates through fiscal 2042.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company established a valuation allowance of $21,670,000 and $19,646,000 at January 31, 2025 and 2024, respectively. The increase in the valuation allowance of $1,907,000 was driven primarily by the Company’s federal net operating losses.

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

The Company has recorded a reserve, including interest and penalties, for uncertain tax positions of $331,000 and $340,000 as of January 31, 2025 and 2024, respectively. As of January 31, 2025 and 2024, the Company had no accrued interest and penalties associated with unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	2024	2023
Beginning of fiscal year	$340,000	$333,000
Additions for tax positions for the current year	—	9,000
Additions for tax positions of prior years	—	—
Subtractions for tax positions of prior years	(9,000)	(2,000)
End of fiscal year	$331,000	$340,000

NOTE 8 — EQUITY

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

Registration of Shares Issued to 180 Consulting

On June 28, 2023, the Company filed a Registration Statement on Form S-3 (Registration No. 333-272993) for purposes of registering for resale 26,275 shares of common stock issued to 180 Consulting, LLC (“180 Consulting”). The Registration Statement was declared effective by the SEC on July 10, 2023.

On May 7, 2024, the Company filed a Registration Statement on Form S- 3 (Registration No. 333- 279190), as amended by that certain Pre-Effective Amendment No. 1 to Form S- 3 filed on May 24, 2024, for purposes of registering for resale 37,647 shares of common stock issued to 180 Consulting. The Registration Statement was declared effective by the SEC on June 10, 2024.

2024 Omnibus Incentive Compensation Plan

At the 2024 Annual Meeting held on June 13, 2024, the Company’s stockholders approved the Streamline Health Solutions, Inc. 2024 Omnibus Incentive Compensation Plan (the “2024 Plan”). The 2024 Plan replaced the Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan (as amended, the “2013 Plan”). The Compensation Committee of the Board of Directors administers the 2024 Plan and approves the grant and terms of awards (consistent with the terms of the 2024 Plan).

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

Authorized Shares Increase

At the 2023 Annual Meeting, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 66,666 shares, from 681,549 shares to 748,216 shares. The 2013 Plan has since been replaced by the 2024 Plan and serves only to govern any unvested awards or unexercised options.

NOTE 9 — MAJOR CLIENTS

During fiscal 2024, the Company did not have any one individual client account for 10% or more of our revenue. In the third quarter of fiscal 2023, the Company received notice from a client of its intent not to renew its contract for the Company’s SaaS solutions following the expiration of the contract’s term on December 31, 2023. Revenue recognized related to that client’s SaaS contract represented approximately 19% of total revenue for fiscal 2023, and the Company recognized no SaaS revenue from that client in fiscal 2024. Three clients represented 20%, 20%, and 14%, respectively, of accounts receivable as of January 31, 2025, and four clients represented 14%, 12%, 12% and 11%, respectively, of accounts receivable as of January 31, 2024. Many of our clients are invoiced on an annual basis.

NOTE 10 — EMPLOYEE RETIREMENT PLAN

The Company has established a 401(k) retirement plan that covers all associates. Company contributions to the plan may be made at the discretion of the board of directors. The Company’s matched amount is 50% up to the first 4% of compensation deferred by each associate. The total compensation expense for this matching contribution was $172,000 and $242,000 in fiscal 2024 and 2023, respectively.

NOTE 11 — STOCK-BASED COMPENSATION

Stock Option Plans

At the 2024 Annual Meeting held on June 13, 2024, the Company’s stockholders approved the 2024 Plan, which replaced the 2013 Plan. The Compensation Committee of the Board of Directors administers the 2024 Plan and approves the grant and terms of awards (consistent with the terms of the 2024 Plan).

The 2024 Plan permits the grant of any or all of the following types of awards to grantees: stock options, including non-qualified options and ISOs; SARs; restricted stock; deferred stock and restricted stock units; performance units and performance shares; dividend equivalents; and other stock-based awards. Eligible grantees include employees, officers, non-employee consultants and non-employee directors of the Company and its affiliates. A total of 449,260 shares of common stock were initially available for issuance under the 2024 Plan.

Accordingly, all the outstanding awards under the 2013 Plan will remain governed by that plan and any unallocated pool of un-issued options under the 2013 Plan were re-characterized to the 2024 Plan. Under these plans, the Company is authorized to issue equity awards (stock options, stock appreciation rights or “SARs”, and restricted stock) to directors and associates of the Company. A total of 449,260 shares of common stock were initially available for issuance under the 2024 Plan. The options granted under the 2024 Plan have terms of ten years or less, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant. At  January 31, 2025 and 2024, options to purchase 3,630 and 4,496 shares of the Company’s common stock, respectively, had been granted and were outstanding under these plans. At  January 31, 2025, there were no SARs outstanding.

A summary of stock option activity in fiscal 2024 follows:

		Weighted
		Average	Remaining	Aggregate
		Exercise	Life in	intrinsic
	Options	Price	Years	value
Outstanding as of January 31, 2024	4,496	$25.90	2.37	$—
Granted	—	—
Exercised	—	—
Expired	(100)	—
Forfeited	(766)	—
Outstanding as of January 31, 2025	$3,630	$23.87	1.39	$—

No options were granted in fiscal 2024 or fiscal 2023.

At January 31, 2025, there was no unrecognized compensation cost related to non-vested stock-option awards. The expense associated with stock option awards was $0 and $71,000, respectively, for fiscal 2024 and 2023. No options were exercised during fiscal 2024 or 2023.

The 2024 Plan contains change in control provisions whereby any outstanding equity awards under the plans subject to vesting, which have not fully vested as of the date of the change in control, shall automatically vest and become immediately exercisable. One of the change in control provisions is deemed to occur if there is a change in beneficial ownership, or authority to vote, directly or indirectly, of securities representing 20% or more of the total of all of the Company’s then-outstanding voting securities, unless through a transaction arranged by or consummated with the prior approval of the Board of Directors. Other change in control provisions relate to mergers and acquisitions or a determination of change in control by the Board of Directors.

Restricted Stock

The Company is authorized to grant restricted stock awards to associates and directors under the 2024 Plan. The Company has also issued restricted stock as inducement grants to certain new employees. The restrictions on the shares granted generally lapse over a one- to four-year term of continuous employment from the date of grant. On November 1, 2022, our then-serving CEO, Wyche T. Green, III, was awarded 3,333 shares of restricted common stock that will vest in three substantially equal annual installments commencing on the first anniversary of the date of grant. On May 20, 2022, Mr. Green was awarded 10,000 shares of restricted common stock that will vest in three substantially equal annual installments commencing on the first anniversary of the date of grant. On April 1, 2023, Mr. Green was awarded 13,333 shares of restricted common stock that will vest in three substantially equal annual installments commencing on the first anniversary of the date of grant. On July 18, 2024, Mr. Green was awarded 20,000 shares of restricted common stock that will vest in full on the date of the Company's 2025 Annual Meeting. On July 18, 2024, Mr. Green was awarded 13,333 shares of restricted common stock that will vest in full upon the Company's common stock achieving a closing price of $26.25. This grant was later partially rescinded to 6,667 shares. Prior to his appointment as CEO of the Company, Mr. Stilwill was awarded 11,333 shares of restricted common stock on April 1, 2023, that will vest in three substantially equal annual installments commencing on the first anniversary of the date of grant. On April 29, 2024, Mr. Stilwill was awarded 11,333 shares of restricted common stock that will vest in three substantially equal annual installments commencing on the first anniversary of the date of grant. The grant date fair value per share of restricted stock, which is based on the closing price of our common stock on the grant date, is expensed on a straight-line basis as the restriction period lapses. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights. A summary of restricted stock award activity for fiscal 2024 and 2023 is presented below:

		Weighted
	Non-vested	Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested balance at January 31, 2023	124,497	$22.17
Granted	99,228	23.62
Vested	(66,813)	22.15
Forfeited	(25,562)	25.01
Non-vested balance at January 31, 2024	131,350	$22.72
Granted	174,654	6.20
Vested	(68,025)	22.83
Forfeited	(24,706)	13.15
Non-vested balance at January 31, 2025	213,273	$10.27

At January 31, 2025, there was $1,205,000 of unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a remaining period of 1.14 years.

The expense associated with restricted stock awards for associates and directors was $1,485,000 and $1,590,000, for fiscal 2024 and 2023, respectively.

NOTE 12— COMMITMENTS AND CONTINGENCIES

Consulting Agreement with 180 Consulting

On March 19, 2020, the Company entered into a Master Services Agreement (the “MSA”) with 180 Consulting, pursuant to which 180 Consulting has provided and will continue to provide a variety of consulting services in support of eValuator products including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, through separate executed statements of work (“SOWs”). On September 20, 2021, the Company entered into a separate MSA in support of Avelead products. As of December 2023, all outstanding SOWs under both MSAs were effectively replaced by two new SOWs. As of the end of fiscal 2024, there were two active SOWs under the eValuator MSA, and no active SOWS under the Avelead MSA. One of the active SOWs include the ability to earn stock at a conversion rate to be calculated 20 days after the execution of the related SOW. The MSA includes a termination clause upon a 90-day written notice. While no related party has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to us under the MSA, and the related SOWs may share workspace and administrative costs with 121G Consulting LLC (“121G”). 180 Consulting earned 117,396 shares for the year ended January 31, 2025 and has earned an aggregate of 218,581 shares through January 31, 2025. 180 Consulting earned 37,647 shares for the year ended January 31, 2024 and earned an aggregate of 98,660 shares through January 31, 2024. For services rendered by 180 Consulting, the Company recorded total cash fees of $2,538,000 and non-employee stock compensation of $615,000 for fiscal 2024 as compared to $2,580,000 and $582,000, respectively, for fiscal 2023. In addition, as of the date of this report, the Company has not issued to 180 Consulting an aggregate of 62,928 shares as compensation for services previously rendered during the six months ended January 31, 2025. Such 117,396 shares earned during the current fiscal year will be issued in reliance on an exemption from registration available under Section 4(a)(2) of the Securities Act.

Inclusive of the MSA executed with 180 Consulting are SOWs that provide for the Company to sublicense a software through 180 Consulting that is owned by 121G. This is a services agreement for access to software that assists the Company in implementing and integrating with our clients’ technology. The license agreement is designed such that there is no material financial benefit that accrues to 121G. 180 Consulting licenses the software from 121G at cost. The Company paid approximately $568,000 and $563,000 for the SOWs that include the sublicense agreement in each of the fiscal years ended January 31, 2025 and 2024, respectively, which are included in the aforementioned totals above.

Litigation

We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. We are not aware of any legal matters that are reasonably possible to have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 13 - RELATED PARTY TRANSACTIONS

Avelead Office Lease

The Company acquired Avelead on  August 16, 2021. Accordingly, the Company assumed a lease for corporate office space from one of the selling shareholders of Avelead who was employed by the company through  August 2023. This lease term ended  February 2023. For the twelve months ended January 31, 2025 and 2024, the Company recorded rent expense of $0 and $6,000, respectively. Refer to Note 3 – Business Combination for additional information.

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

NOTE 14 — SUBSEQUENT EVENTS

Loan Modification

On March 27, 2025, the Company and certain of its subsidiaries entered into a Sixth Modification and Waiver (the “Sixth Modification”) to the Loan Agreement with Western Alliance Bank.

The Sixth Modification waived the Company’s non-compliance with the Maximum Debt to ARR Ratio under the Loan Agreement and amended certain financial covenants as follows:

a.

Maximum ARR Net Leverage Ratio. Commencing with the month ended February 28, 2025, Borrowers’ ARR Net Leverage Ratio, measured on a monthly basis as of the last day of each month, shall not be greater than the amount set forth under the heading “Maximum ARR Net Leverage Ratio” as of, and for each of the dates appearing adjacent to such “Maximum ARR Net Leverage Ratio”.

Maximum ARR Net
Month Ending	Leverage Ratio
February 28, 2025	0.67 to 1.00
March 31, 2025	0.67 to 1.00
April 30, 2025	0.67 to 1.00
May 31, 2025	0.67 to 1.00
June 30, 2025 and on the last day of each month thereafter	0.50 to 1.00

b.

Maximum Debt to Adjusted EBITDA Ratio. Commencing with the quarter ending July 31, 2025, Borrowers’ Maximum Debt to Adjusted EBITDA Ratio, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended, shall not be greater than the amount set forth under the heading “Maximum Debt to Adjusted EBITDA Ratio” as of, and for each of the dates appearing adjacent to such “Maximum Debt to Adjusted EBITDA Ratio”.

Maximum Debt to Adjusted
Quarter Ending	EBITDA Ratio
July 31, 2025	3.50 to 1.00
October 31, 2025	3.00 to 1.00
January 31, 2026	2.50 to 1.00
April 30, 2026 and on the last day of each quarter thereafter	2.00 to 1.00

c.

Fixed Charge Coverage Ratio. Commencing with the quarter ending July 31, 2025, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00, measured on a quarterly basis as of the last day of each fiscal quarter for the trailing four (4) quarter period then ended.

d.

Minimum Adjusted EBITDA. Commencing with the month ended February 28, 2025, Borrowers shall maintain Adjusted EBITDA, measured on a monthly basis as of the last day of each month, in an amount not less than the amounts (or, in the case of amounts set forth in parentheses, no worse than the amounts) set forth under the heading “Minimum Adjusted EBITDA” as of, and for each of the dates appearing adjacent to such “Minimum Adjusted EBITDA.”

Minimum Adjusted
Month Ending	EBITDA
February 28, 2025	$(225,000)
March 31, 2025	$(460,000)
April 30, 2025	$(300,000)
May 31, 2025	$(250,000)
June 30, 2025	$0

Line of Credit Draw

 On  March 28, 2025, the Company received a $1,000,000 draw from its revolving line of credit under the Loan Agreement as detailed in Note 5 – Debt.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(c)) as of January 31, 2025. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2025, due to the material weaknesses described below.

●

As of October 31, 2024, the Company has concluded that its internal controls over financial reporting were, and continue to be ineffective as of January 31, 2025, due to separate material weaknesses arising each from a lack of sufficient segregation of duties in preparing and reviewing certain entries and the precise review of schedules not being performed. The initiation of transactions, the custody of assets, the recording of transactions, and the maintenance of schedules should be performed and reviewed by separate individuals with a level of precision sufficient to detect a material misstatement

●

As of April 30, 2024, the Company concluded our internal control over financial reporting related to our accounting and classification for the warrants issued in connection with the debt private placement in February 2024 was, and continues to be, ineffective as of January 31, 2025. Our internal control over financial reporting did not detect the proper accounting classification of the warrants issued in connection with the debt private placement. The change in the classification impacted initial allocation of proceeds for the transaction, the presentation and recognition of the warrants between equity and liability and the recognition of expenses originally allocated to the warrants

Management’s Remediation Measures

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2025, and concluded that our internal control over financial reporting was not effective as of January 31, 2025. In making the assessment of internal control over financial reporting, management used the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2025 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive compensation will be set forth in the proxy statement for our 2025 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in the proxy statement for our 2025 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Directors Independence

Information regarding certain relationships and related transactions and director independence will be set forth in the proxy statement for our 2025 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The Independent Registered Public Accounting Firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Atlanta, Georgia. Information regarding principal accountant fees and services will be set forth in the proxy statement for our 2025 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

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

10.1(a)#

Amendment No. 1 to Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on May 24, 2021).

10.1(b)#

Amendment No. 2 to Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan (Incorporated by reference from Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on May 9, 2022).

10.1(c)#

Amendment No. 3 to Streamline Health Solutions, Inc. Third Amended and Restated 2013 Stock Incentive Plan (Incorporated by reference from Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on May 11, 2023).

10.1(d)#	Form of Restricted Stock Award Agreement for Non-Employee Directors (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 25, 2014).
10.1(e)#	Form of Restricted Stock Award Agreement for Executives (Incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 25, 2014).
10.1(f)#	Form of Stock Option Agreement for Executives (Incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K, as filed with the SEC on August 25, 2014).

10.2#

Employment Agreement, dated October 17, 2019, by and between the Company and Wyche T. “Tee” Green, III (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 18, 2019).

10.3#	Second Amendment to Employment Agreement, dated May 7, 2024, by and between the Company and Wyche T. “Tee” Green, III (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on May 13, 2024).
10.4#	Employment Agreement, dated February 15, 2022, by and between the Company and Benjamin L. Stilwill.
10.5#

Employment Agreement, dated December 4, 2023, by and between the Company and Bryant James Reeves (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 7, 2023).

10.6#	Employment Agreement, dated February 4, 2021, by and between the Company and Wendy L. Lovvorn.
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

10.10(b)

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

10.10(c)

Waiver of Second Amended and Restated Loan and Security Agreement, dated August 26, 2022, by and among the Company, Streamline Health, LLC, Streamline Pay & Benefits, LLC, Avelead Consulting, LLC, Streamline Consulting Solutions, LLC and Western Alliance Bank (Incorporated by reference from Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed September 8, 2022).

10.10(d)

Second Modification to Second Amended and Restated Loan and Security Agreement, dated November 29, 2022, by and between Streamline Health Solutions, Inc. and certain of its subsidiaries party thereto, and Western Alliance Bank (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed December 5, 2022).

10.10(e)

Third Modification to Second Amended and Restated Loan and Security Agreement, dated February 7, 2024, by and between Streamline Health Solutions, Inc. and certain of its subsidiaries party thereto, and Western Alliance Bank (Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K, filed February 7, 2024).

10.10(f)	Fourth Modification to Second Amended and Restated Loan and Security Agreement, dated April 5, 2024, by and between Streamline Health Solutions, Inc. and certain of its subsidiaries party thereto, and Western Alliance Bank (Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed June 12, 2024).
10.10(g)	Fifth Modification to Second Amended and Restated Loan and Security Agreement, dated November 13, 2024, by and between Streamline Health Solutions, Inc. and certain of its subsidiaries party thereto, and Western Alliance Bank (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed November 15, 2024).
10.10(h)	Sixth Modification to Second Amended and Restated Loan and Security Agreement, dated March 27, 2025, by and between Streamline Health Solutions, Inc. and certain of its subsidiaries party thereto, and Western Alliance Bank (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed March 28, 2025).
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
10.16

Form of Securities Purchase Agreement, by and among Streamline Health Solutions, Inc. and each purchaser identified on the signature pages thereto (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2024).

10.17	Form of Promissory Note of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2024).
19*	Streamline Health Solutions, Inc. Insider Trading Policy
21.1*	Subsidiaries of Streamline Health Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm – Forvis Mazars, LLP
24	Power of Attorney (included in signature page)
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from Streamline Health Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed with the SEC on May 2, 2025, formatted in XBRL includes: (i) Consolidated Balance Sheets at January 31, 2025 and 2024, (ii) Consolidated Statements of Operations for the two years ended January 31, 2025, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the two years ended January 31, 2025, (iv) Consolidated Statements of Cash Flows for the two years ended January 31, 2025, and (v) the Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

#	Management Contracts and Compensatory Arrangements.

Our SEC file number reference for documents filed with the SEC pursuant to the Exchange Act, is 000-28132.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

By:	/S/ BENJAMIN L. STILWILL
Benjamin L. Stilwill
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Benjamin L. Stilwill and Bryant J. Reeves, III, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

DATE: May 2, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ WYCHE T. “TEE” GREEN, III	Executive Chairman and Chairman of the Board	May 2, 2025
Wyche T. “Tee” Green, III

/S/ BENJAMIN L. STILWILL	President, Chief Executive Officer and Director	May 2, 2025
Benjamin L. Stilwill	(Principal Executive Officer)

/s/ BRYANT J. REEVES, III	Chief Financial Officer	May 2, 2025
Bryant J. Reeves, III	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JONATHAN R. PHILLIPS	Director	May 2, 2025
Jonathan R. Phillips

/s/ JUSTIN FERAYORNI	Director	May 2, 2025
Justin Ferayorni

/s/ JUDITH E. STARKEY	Director	May 2, 2025
Judith E. Starkey

/s/ KENAN H. LUCAS	Director	May 2, 2025
Kenan H. Lucas

/s/ MATTHEW ETHERIDGE	Director	May 2, 2025
Matthew Etheridge