Form 10-K/A
period 2025-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2025-05-27
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No. 1”) amends the annual report on Form 10-K of Streamline Health Solutions, Inc., a Delaware corporation (the “Company”), for the fiscal year ended January 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on May 2, 2025 (the “Original Form 10-K”). The Original Form 10-K inadvertently omitted Exhibit 97, which is the Company’s Clawback Policy. The Company is filing this Amendment No. 1 solely to include the omitted exhibit.

This Amendment No. 1 speaks as of the original filing date of the Original Form 10-K. No other information included in the Original Form 10-K has been modified or updated in any way. The Original Form 10-K continues to speak as of the date of the original filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred after the original filing other than as expressly indicated in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other SEC filings.

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

4.2

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference from Exhibit 4.2 of the Company’s Annual Report on Form 10-K, as filed with the SEC on May 2, 2025).

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

10.17	Form of Promissory Note of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2024).

19	Streamline Health Solutions, Inc. Insider Trading Policy (Incorporated by reference from Exhibit 19 of the Company’s Annual Report on Form 10-K, as filed with the SEC on May 2, 2025).
21.1	Subsidiaries of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 21.1 of the Company’s Annual Report on Form 10-K, as filed with the SEC on May 2, 2025).
23.1

Consent of Independent Registered Public Accounting Firm - Forvis Mazars, LLP (Incorporated by reference from Exhibit 23.1 of the Company’s Annual Report on Form 10-K, as filed with the SEC on May 2, 2025).

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference from Exhibit 32.1 of the Company’s Annual Report on Form 10-K, as filed with the SEC on May 2, 2025).

32.2

Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (Incorporated by reference from Exhibit 32.2 of the Company’s Annual Report on Form 10-K, as filed with the SEC on May 2, 2025).

97*	Streamline Health Solutions, Inc. Clawback Policy.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

#	Management Contracts and Compensatory Arrangements.

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

DATE: May 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ WYCHE T. “TEE” GREEN, III	Executive Chairman and Chairman of the Board	May 27, 2025
Wyche T. “Tee” Green, III

/S/ BENJAMIN L. STILWILL	President, Chief Executive Officer and Director	May 27, 2025
Benjamin L. Stilwill	(Principal Executive Officer)

/s/ BRYANT J. REEVES, III	Chief Financial Officer	May 27, 2025
Bryant J. Reeves, III	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JONATHAN R. PHILLIPS	Director	May 27, 2025
Jonathan R. Phillips

/s/ JUSTIN FERAYORNI	Director	May 27, 2025
Justin Ferayorni

/s/ JUDITH E. STARKEY	Director	May 27, 2025
Judith E. Starkey

/s/ KENAN H. LUCAS	Director	May 27, 2025
Kenan H. Lucas

/s/ MATTHEW ETHERIDGE	Director	May 27, 2025
Matthew Etheridge